Form 10-Q
period 2010-06-30
Vringo Inc
filed 2010-08-16
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34785

VRINGO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4988129
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

18 East 16th Street, 7th Floor New York, New York	10003
(Address of Principal Executive Offices)	(Zip Code)

(646) 525-4319

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2010, 5,098,364 shares of the registrant’s common stock were outstanding.

VRINGO, INC.

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands except share and per share data)

	June 30, 2010	December 31, 2009
	U.S.$	U.S.$
Current assets
Cash and cash equivalents	9,692	744
Prepaid expenses and other current assets	53	46
Accounts receivable	51	2
Deferred stock issuance costs	—	100
Short-term deposit (restricted)	20	2,602
Deferred tax assets—short-term	31	24

Total current assets	9,847	3,518

Long-term deposit	12	12

Property and equipment, at cost, net of $351 and $306 accumulated depreciation as of June 30, 2010 and December 31, 2009, respectively	168	179

Deferred tax assets—long-term	78	80

Total assets	10,105	3,789

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands except share and per share data)

		June 30, 2010	December 31, 2009
	Note	U.S.$	U.S.$
Current liabilities
Accounts payable and accrued expenses*		805	876
Accrued compensation		355	304
Current maturities of venture loan		1,160	557
Bridge notes	3	—	1,912

Total current liabilities		2,320	3,649

Long-term liabilities
Accrued severance pay		325	334
Venture loan	5	2,569	3,146
Derivative liabilities on account of warrants	3	2,274	1,070

Total long-term liabilities		5,168	4,550

Commitments and contingencies	8

Temporary equity
Series B convertible and redeemable preferred stock, $0.01 par value per share; 4,900,000 authorized; 765,465 shares issued and outstanding as of December 31, 2009 (liquidation preference of, and redeemable at, the greater of fair value or $15.831 per share, or $12.1 million, plus declared but unpaid dividends, if any)	6	—	11,968

Stockholders’ equity (deficit)	7

Common stock, $0.01 par value per share 28,000,000 and 14,000,000 authorized; 5,098,364 and 366,782 issued and outstanding as of June 30, 2010 and December 31, 2009 respectively		51	22

Series A convertible preferred stock, $0.01 par value per share; 2,353,887 authorized; 392,314 issued and outstanding as of December 31, 2009 (liquidation preference of $6.00 per share, or $2.35 million, plus declared but unpaid dividends, if any)		—	24

Additional paid-in capital		29,300	3,701

Deficit accumulated during development stage		(26,734)	(20,125)

Total stockholders’ equity (deficit)		2,617	(16,378)

Total liabilities and stockholders’ equity		10,105	3,789

*	The amounts recorded as of June 30, 2010 and December 31, 2009 include $38 and $46 to a related party, respectively.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,		Cumulative from inception to June 30,
	2010	2009	2010	2009	2010
	U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Revenue	44	—	74	—	94

Costs and Expenses*
Cost of revenue	34	—	67	—	98
Research and development	566	467	1,106	1,038	9,490
Marketing	600	404	1,040	896	7,564
General and administrative	573	276	855	574	5,285

Total operating expenses	1,773	1,147	3,068	2,508	22,437

Operating loss	1,729	1,147	2,994	2,508	22,343

Non-operating income	(490)	(8)	(447)	(15)	(912)
Interest and amortization of debt discount expense	3,355	155	4,009	320	4,837
Non-operating expenses	—	—	15	—	113
Loss on extinguishment of debt	—	—	—	—	321

Loss before taxes on income	4,594	1,294	6,571	2,813	26,702

Income tax expense	18	21	38	40	32

Net loss for the period	4,612	1,315	6,609	2,853	26,734

Basic and diluted net loss per common share	(5.20)	(3.59)	(10.54)	(7.78)	(67.56)

Weighted average number of shares used in computing basic and dilutive net loss per common share	887,567	366,782	627,174	366,782	395,714

*	The amount recorded for the three and six months ending June 30, 2010 and 2009 and the cumulative period from inception include $73, $150, $74, $45 and $696, respectively, to related parties.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Common stock	Series A convertible preferred stock	Additional paid-in capital	Accumulated deficit	Total
	U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Balance as of January 9, 2006 (inception)	—	—	—	—	—

Issuance of common stock	*—	—	—	—	*—
Issuance of series A convertible preferred stock, net of issuance costs of $33	—	*—	2,321	—	2,321
Stock dividend	20	24	(44)	—	—
Grants of stock options, net of forfeitures-employees	—	—	7	—	7
Grants of stock options, net of forfeitures-non employees	—	—	4	—	4
Net loss for the period	—	—	—	(1,481)	(1,481)

Balance as of December 31, 2006	20	24	2,288	(1,481)	851

Issuance of common stock as part of conversion of convertible loan	2	—	138	—	140
Discounts to temporary equity	—	—	43	—	43
Amortization of discounts to temporary equity	—	—	(4)	—	(4)
Grants of stock options, net of forfeitures—employees	—	—	98	—	98
Grants of stock options, net of forfeitures—non employees	—	—	15	—	15
Net loss for the year	—	—	—	(5,163)	(5,163)

Balance as of December 31, 2007	22	24	2,578	(6,644)	(4,020)

Issuance of warrants	—	—	360	—	360
Amortization of discounts to temporary equity	—	—	(7)	—	(7)
Grants of stock options, net of forfeitures-employees	—	—	18	—	18
Grants of stock options, net of forfeitures-non employees	—	—	11	—	11
Net loss for the year	—	—	—	(7,332)	(7,332)

Vringo, Inc. and Subsidiary

(a Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Common stock	Series A convertible preferred stock	Additional paid-in capital	Accumulated deficit	Total
	U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Balance as of December 31, 2008	22	24	2,960	(13,976)	(10,970)

Issuance of warrants	—	—	60	—	60
Loan modification	—	—	500	—	500
Amortization of discounts to temporary equity	—	—	(7)	—	(7)
Grants of stock options, net of forfeitures-employees	—	—	178	—	178
Grants of stock options, net of forfeiture-non employees	—	—	10	—	10
Net loss for the year	—	—	—	(6,149)	(6,149)

Balance as of December 31, 2009	22	24	3,701	(20,125)	(16,378)

Issuance of common stock and warrants, net of issuance costs of $1,768	24	—	9,239	—	9,263
Exchange of series A convertible preferred stock for common stock	24	(24)	—	—	—
Conversion of bridge notes	9	—	2,536	—	2,545
Amortization of discounts to temporary equity	—	—	(3)	—	(3)
Grants of stock options, net of forfeitures—employees	—	—	432	—	432
Grants of stock options, net of forfeitures-non employees	—	—	6	—	6
Exercise of stock options	*—	—	11	—	11
Grants of warrants to lead investors	—	—	1,342	—	1,342
Grants of warrants to charity	—	—	37	—	37
Stock dividend	19	—	(19)	—	—
Reverse stock split	(93)	—	93	—	—
Exchange of series B convertible preferred stock for common stock	46	—	11,925	—	11,971
Net loss for the period	—	—	—	(6,609)	(6,609)

Balance as of June 30, 2010	51	—	29,300	(26,734)	2,617

*	Consideration for less than $1.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended June 30,		Cumulative from inception to June 30,
	2010	2009	2010
	U.S.$	U.S.$	U.S.$
Cash flows from operating activities	(6,609)	(2,853)	(26,734)
Net loss

Adjustments to reconcile net cash flows from operating activities:

Items not affecting cash flows:
Depreciation	45	61	351
Deferred tax assets	(8)	(19)	(112)
Accrued severance pay	—	94	327
Share-based payment expenses	1,817	72	2,219
Accrued interest expense	2,398	85	2,643
Fair value adjustment of warrants	(448)	—	(448)
Loss on extinguishment of debt	—	—	321
Exchange rate (gains) losses	(18)	(10)	49

Changes in current assets and liabilities:
Decrease (increase) in receivables, prepaid expenses and other current assets	45	3	(106)
Increase (decrease) in payables and accruals	(9)	(44)	1,141

Net cash used in operating activities	(2,787)	(2,611)	(20,349)

Cash flows from investing activities
Acquisition of property and equipment	(34)	(22)	(519)
Investment in short-term deposits (restricted)	—	—	(2,602)
Release of short-term deposits	2,582	—	2,582
Investment in long-term deposits	—	—	(12)

Net cash provided by (used in) investing activities	2,548	(22)	(551)

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended June 30,		Cumulative from inception to June 30,
	2010	2009	2010
	U.S.$	U.S.$	U.S.$
Cash flows from financing activities
Venture loan	—	—	5,000
Repayment on account of Venture Loan	(88)	(259)	(887)
Receipt of convertible loans	—	—	3,976
Issuance of warrants	—	—	1,070
Issuance of convertible preferred stock	—	—	12,195
Issuance of common stock and warrants	9,263	—	9,263
Exercise of common stock options	11	—	11

Net cash provided by (used in) financing activities	9,186	(259)	30,628

Effect of exchange rate changes on cash and cash equivalents	1	—	(36)

Increase (decrease) in cash and cash equivalents	8,948	(2,892)	9,692

Cash and cash equivalents at beginning of period	744	6,004	—

Cash and cash equivalents at end of period	9,692	3,112	9,692

Supplemental disclosure of cash flows information
Interest paid	199	238	755

Non-cash transactions
Conversion of convertible loan into convertible preferred stock	—	—	1,964
Extinguishment of debt	—	—	321
Discount to the series B convertible preferred stock	—	—	43
Allocation of fair value of loan warrants	—	—	334
Allocation of fair value of conversion warrants	1,564	—	1,564
Amortization of discount to temporary equity	3	4	21
Conversion of bridge notes into common stock	2,545	—	2,545
Exchange of series B convertible preferred stock for common stock	11,971	—	11,971
Exchange of series A convertible preferred stock for common stock	24	—	24
Stock dividend granted	19	—	19
Reverse stock split	93	—	93

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—General

Vringo, Inc. (the “Parent”) was incorporated in Delaware on January 9, 2006 and commenced operations during the first quarter of 2006. The Parent formed a wholly-owned subsidiary, Vringo (Israel) Ltd. (the “Subsidiary”) in March 2006, primarily for the purpose of providing research and development services, as detailed in the intercompany service agreement. The Parent and the Subsidiary are collectively referred to herein as the Company.

The Company is engaged in developing software for mobile phones. The Company provides a comprehensive platform allowing users to create, download and share video ringtones. The Company’s proprietary ringtone platform includes social networking capability and integration with web systems.

In June 2010, the Company completed an initial public offering (IPO) of 2,392,000 units, each containing one share of common stock and two warrants, at an issuance price of $4.60 per unit. Each warrant in the IPO unit is exercisable for five years after the IPO at an exercise price of $5.06. Gross proceeds of the IPO totaled approximately $11 million of which the Company received approximately $9.3 million in net proceeds after deducting underwriting discounts and other offering costs. The underwriters for the IPO were granted an option to purchase an additional 358,800 units at the same price per unit (the over-allotment option) for 45 days following the closing of the IPO, which has not been exercised by the underwriters. Immediately prior to the closing of the offering, the Company’s outstanding shares of preferred stock were exchanged for shares of common stock and the Company effected a 1 for 6 reverse stock split of its common stock. The Company issued a stock dividend to holders of the preferred stock prior to the split and exchange. All share and per-share information in these unaudited condensed financial statements have been adjusted to give effect to the reverse stock split.

On July 27, 2010, the unit was separated into its components and the shares and warrants began to trade separately. Upon separation of the units into shares and warrants, the units ceased trading.

The Company is in the development stage. Therefore, there is no certainty regarding the Company’s ability to complete the product’s development and success of its marketing. The continuation of the stages of development and the realization of assets related to the planned activities depend on future events, including future financings and achieving operational profitability. The Company has incurred significant losses since its inception and expects that it will continue to operate at a net loss in the foreseeable future. Management believes that the Company’s currently available capital resources are sufficient to meet its cash requirements for at least the next 12 months. There are still significant doubts as to the ability of the Company to continue operating as a “going concern”. These financial statements were prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result should the Company not be able to continue as a going concern. For the three and six months ended June 30, 2010 and for the cumulative period from inception until June 30, 2010, the Company incurred net losses of $4.6 million, $6.6 million and $26.7 million, respectively. The Company’s stockholders’ equity and working capital as of June 30, 2010 were $2.6 million and $7.5 million respectively.

The high-tech industry in which the Company operates is highly competitive and is characterized by the risks of rapidly changing technologies. Penetration into world markets requires investment of considerable resources and continuous development efforts. The Company’s future success depends upon several factors including the technological quality, price and performance of its product relative to those of its competitors.

As of June 30, 2010, approximately $752 thousand of the Company’s net assets were located outside of the United States.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2—Significant Accounting and Reporting Policies

(a) Basis of presentation

The accompanying consolidated financial statements include the accounts of the Parent and the Subsidiary and are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period.

(b) Development stage enterprise

The Company’s principal activities to date have been the research and development of its products and the Company has not generated significant revenues from its planned, principal operations. Accordingly, the Company’s financial statements are presented as those of a development stage enterprise.

(c) Translation into U.S. dollars

The currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar (“dollar”). Therefore, the dollar has been determined to be the Company’s functional currency.

Transactions in foreign currency (primarily in New Israeli Shekels or “NIS”) are recorded at the exchange rate as of the transaction date. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected as finance expense in the statement of operations, as they arise.

At June 30, 2010, the exchange rate was U.S.$1 = NIS 3.875 (December 31, 2009—U.S.$1 = NIS 3.775). The average exchange rate for the three and six months ended June 30, 2010 was U.S.$1 = NIS 3.7835 and and US $1 = NIS 3.7589, respectively (three and six months ended June 30, 2009—U.S.$1 = NIS 4.077 and US$ = NIS 4.0678, respectively).

The translation should not be construed as a representation that the foreign currency amounts upon which the translation is based actually represent, or could be converted into, U.S. dollars.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(d) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include the useful lives of property and equipment, deferred tax assets, valuation of warrants, valuation of common stock share-based compensation, income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(e) Accounting for share-based compensation

Share-based compensation is recognized as an expense in the financial statements and such cost is measured at the grant-date fair value of the equity-settled award. The expense is recognized using the straight-line method. The fair value of stock options granted to employees and directors is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, which takes into consideration the share price at the date of grant, the exercise price of the option, the expected life of the option, risk-free interest rates and the expected volatility. The fair value of the March 17, 2010 stock options granted to employees and directors at an exercise price of $0.01 and $5.50 were valued using the Lattice model which takes into consideration the share price at the date of grant, the exercise price of the option, the expected life of the option, risk free interest rates and the expected volatility. The fair value of stock options granted to consultants is estimated at the date of grant using the Black-Scholes-Merton option-pricing model. In cases where no measurement date has been reached as there is no counter-party performance or performance commitment (sufficiently large disincentive for non-performance), the options are revalued. The options are valued using the share price, the exercise price of the option, the expected life of the option, risk-free interest rates and the expected volatility, at the reporting period date.

(f) Net loss per share data

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. However, as the Company generated net losses in all periods presented, potentially dilutive securities, comprised of incremental shares of common stock issuable upon the exchange of series A and series B convertible preferred stock and the exercise of warrants and stock options, are not reflected in diluted net loss per share because such shares are anti-dilutive.

(g) Reclassification

Certain prior year balances have been reclassified to conform to current year presentation.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3—Bridge Financing—Convertible Promissory Notes

On December 29, 2009, the Company issued 5% subordinated convertible promissory notes, (“Bridge Notes”), in the aggregate amount of $2.98 million in a private placement (the “Bridge Financing”). The Bridge Notes converted into shares of common stock and warrants upon the consummation of the IPO. The $2.98 million of proceeds from the Bridge Financing were first allocated to the Special Bridge Warrants which were classified as a derivative liability and recorded at fair value and the residual amount was allocated to the Bridge Notes, all in accordance with the guidance in ASC 815 (formerly Statement 133) and ASC 815-40 (formerly EITF Issue No. 07-5). While the Bridge Notes had been classified as a short-term liability, the derivative liability has been reclassified under long-term liabilities as it has a five-year exercise period.

Upon the consummation of the IPO the Bridge Notes converted into 864,332 units consisting of one share of common stock and two warrants (the “Conversion Warrants”). The Bridge Notes were converted at a price of $3.45, a 25% discount to the price of the units issued in the IPO. The beneficial conversion feature from this conversion resulted in additional interest expense of $1.1 million which was recorded in the statement of operations. Each Conversion Warrant entitles the holder to purchase one share of common stock at a price equal to 110% of the IPO offering price ($5.06) and expire five years after the IPO. The Conversion Warrants are similar to the warrants issued as part of the units issued in the IPO except that they include additional features with respect to fundamental transactions, cashless exercise, ownership limitations and dilution. As a result, the Conversion Warrants, in accordance with the guidance in ASC 815 (formerly Statement 133) and ASC 815-40 (formerly EITF Issue No. 07-5) have been recorded as a derivative liability and will be adjusted according to fair value at each reporting period (See Note 4). In addition, the Company issued a further 69,132 Special Bridge Warrants to the note holders in order to reflect the conversion at a 25% discount of the offering price.

The following table summarizes the movement during the quarter of the instruments allocated in the Bridge Financing:

	Bridge Notes	Special Bridge Warrants	Conversion Warrants	Total
	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands
Value at March 31, 2010	2,388	1,102	—	3,490
Interest expense accrued	594	—	—	594
Conversion into equity	(2,982)	—	—	(2,982)
Allocated amount—June 21, 2010	—	88	1,564	1,652
Fair value adjustment included in non-operating income	—	(241)	(239)	(480)

Value at June 30, 2010	—	949	1,325	2,274

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4—Fair Value Measurements

The Company measures fair value in accordance with ASC 820-10, “Fair Value Measurements and Disclosures” (formerly SFAS 157, “Fair Value Measurements”). ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company measures its cash equivalents, Special Bridge Warrants and Conversion Warrants at fair value. Cash equivalents are classified within Level 1 because they are valued using quoted active market prices. The Special Bridge Warrants and Conversion Warrants are classified within Level 3 because they are valued using the Black-Scholes-Merton model which utilizes significant inputs that are unobservable in the market such as the price of stock, expected stock price volatility and the dividend yield, and the remaining period of time the warrants will be outstanding before they expire.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, aggregated by the level in the fair-value hierarchy within which those measurements fall:

		Fair value measurement at reporting date using
	June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (3)
Description	U.S.$ thousands
Assets
Cash equivalents	8,903	8,903	—	—

Total assets	8,903	8,903	—	—

Liabilities
Derivative liabilities on account of warrants	2,274	—	—	2,274

Total liabilities	2,274	—	—	2,274

		Fair value measurement at reporting date using
	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (3)
Description	U.S.$ thousands
Assets
Cash equivalents	193	193	—	—

Total assets	193	193	—	—

Liabilities
Derivative liability on account of warrants	1,070	—	—	1,070

Total liabilities	1,070	—	—	1,070

In addition to the above, the Company’s financial instruments at June 30, 2010 and December 31, 2009, consisted of cash, accounts receivable, long term deposits, accrued expenses, accrued compensation, related liabilities, and the Venture Loan. The carrying amounts of all the aforementioned financial instruments, approximate fair value, except the Venture Loan (see below).

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2010:

	Level 3
	Special Bridge Warrants	Conversion Warrants	Total
	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands
Balance at December 31, 2009	1,070	—	1,070

Fair value adjustment included in non-operating expense	32	—	32

March 31, 2010	1,102	—	1,102

Allocated amount—June 21, 2010	88	1,564	1,652
Fair value adjustment included in non-operating income	(241)	(239)	(480)

June 30, 2010	949	1,325	2,274

Carrying amounts and the related estimated fair value of the Venture Loan are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	U.S.$ thousands		U.S.$ thousands
Venture loan	3,729	4,056	3,703	3,703

The fair value of the loan was assessed using an interest rate of 12% which represents market conditions for a similar loan.

Note 5—Venture Loan

On December 29, 2009, the Company entered into a loan modification agreement with the lenders of the Venture Loan. The new facility bears an interest rate of 9.5% per annum, with an effective interest rate of 18%. Following a five month moratorium on principal payments from February—June 2010 the Company will repay the loan monthly using a straight line calculation until March 2013. Future monthly payments of principal and interest amount to approximately $142,000. The Company began to repay the principal from July 1, 2010.

Note 6—Temporary Equity

Upon the consummation of the IPO the series B convertible preferred stock previously classified as temporary equity was granted a 33% stock dividend, subjected to the 1 to 6 reverse split and then exchanged for shares of common stock and recorded as such. The balance was recorded as additional paid-in capital.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7—Stockholders’ Equity

Stock Options

During the three and six months ended June 30, 2010, no stock options were awarded other than options to management (see below), 20,833 and 56,384 stock options were forfeited and 6,085 stock options were exercised.

As of June 30, 2010, there was approximately $5.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 3.5 years.

On March 17, 2010, the Company’s Board of Directors (the “Board”) approved the granting of options to management, directors and consultants from an additional pool of options equal to 20% of the fully diluted equity of the Company subsequent to the IPO (“Management Options”). The Board approved the granting of 1,392,000 options at an exercise price of $0.01. These options will vest yearly over three and four year periods (according to the applicable schedule of the optionee), with the first portion vesting on the first anniversary of the consummation of the IPO. The Board also approved the granting of 1,420,000 options at an exercise price of $5.50 to its employees, directors and consultants. These options will vest quarterly over four years, with the first portion vesting on the first anniversary of the consummation of the IPO. A further 40,000 options (20,000 options with an exercise price of $0.01 and 20,000 options with an exercise price of $5.50) will be granted as a charitable donation. Expenses for these options have begun to be recorded upon the consummation of the IPO including $393 thousand of expenses during the three months ended June 30, 2010.

Upon the consummation of the IPO, the Company recognized a charitable donation of 20,000 options with an exercise price of $1.50 granted in 2006. The fair value of the donation was calculated using the Black-Scholes-Merton model with an expected life of 6.33 years, a risk-free interest rate of 2.7%, an expected volatility of 56.1% and no dividend yield.

As of June 30, 2010, there were 413,134 Management Options available for grant at an exercise price of $0.01 and a further 385,134 Management Options available for grant at an exercise price of $5.50.

The following table summarizes the option activity for the year 2010 by grant date.

	No. of shares Employees	No. of shares Non Employees	Exercise price	Fair value of common stock
			U.S.$	U.S.$
March 17, 2010	1,340,000	52,000	0.01	2.62
March 17, 2010	1,368,000	52,000	5.50	2.62

The fair value of the options to employees and directors is calculated using the Lattice model with an expected life of 2.35-5.33 years, a risk-free interest rate of 2.83% and an expected volatility of 64.3% and no dividend yield. The fair value of the common stock used for this calculation was $2.62. The fair value of options to non-employees is calculated using the Black-Scholes-Merton model with an expected life of 5.75 years, a risk free interest rate of 2.14% and an expected volatility of 55% and no dividend yield.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8—Commitments and Contingencies

Future minimum lease payments under non-cancelable operating leases for office space and cars, as of June 30, 2010, are as follows:

U.S.$ thousands
Year ending December 31

2010 (six months ending December 31, 2010)	46
2011	59
2012	24

129

Rental expense for operating leases for both office space and cars for the six months ended June 30, 2010 and 2009 was $65 thousand, and $80 thousand, respectively. Rental expense for operating leases for both office space and cars for the three months ended June 30, 2010 and 2009 was $39 thousand, and $56 thousand, respectively.

Note 9—Risks and Uncertainties

(a)	The Company’s primary business is to provide video ringtones globally by partnering with international telecommunication carriers. Principal markets targeted are the U.S., Europe and the Far East. The Company’s business depends on the technological infrastructures, wireless networks and information systems of the Company’s international carrier partners.

(b)	The wireless industry in which the Company conducts its business is characterized by rapid technological changes, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards.

(c)	The Company’s data is hosted at a remote location. Although the Company has full alternative site data back-up, they do not have data hosting redundancy and are thus exposed to the business risk of significant service interruptions.

(d)	A significant portion of the Company’s expenses are denominated in NIS. The Company expects this level of NIS expenses to continue for the foreseeable future. The average value of the dollar during the first half of 2010 decreased 7.6% as compared to its value in 2009. If the value of the U.S. dollar weakens against the value of NIS, there will be a negative impact on the Company’s operating costs. In addition, to the extent the Company holds monetary assets and liabilities that are denominated in currencies other than the U.S. dollar, the Company will be subject to the risk of exchange rate fluctuations.

(e)	In order to continue operating as a going concern the Company may need to raise capital through further debt or equity transactions. The Company is thus exposed to a market risk that it will not be able to raise this capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included below and included in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on June 22, 2010. Furthermore, such forward-looking statements speak only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

General

We provide a comprehensive platform that allows users to create, download and share mobile entertainment content in the form of video ringtones for mobile phones. We believe that our service represents the next stage in the evolution of the ringtone market from standard audio ringtones to high-quality video ringtones, with social networking capability and integration with web systems. Our solution, which encompasses a suite of mobile and PC-based tools, enables users to create, download and share video ringtones with ease, and provides our business partners with a consumer-friendly and easy-to-integrate monetization platform.

Our strategy to date has primarily focused on product maturation, research and development, distribution and marketing. We recently started focusing on commercializing our service primarily through agreements with mobile carriers and other partners. We have live commercial launches of our service with four mobile carriers operating in Turkey, Malaysia, Armenia and United Arab Emirates as well as a live commercial launch with RTL in Belgium, a major television network in that market. Our carrier partners have an aggregate of approximately 32 million subscribers, of which 66,000 subscribe to our service, as of June 30, 2010 and in addition 23,000 subscribers have enrolled on a free-trial basis. Following the termination of our agreement with Avea in Turkey, we signed a deal with Retromedya, a third party service provider there, whereby we will have access to offer our service to the customers of all carriers in Turkey. As of the fourth quarter of 2009, we began to recognize revenues from our carrier subscription service. We are negotiating with additional mobile carriers in a number of different countries and we expect to continue to scale our carrier business in 2010.

Our Business Model

Our business model entails revenue sharing from our mobile carriers using a subscription-based model where users pay a monthly fee for access to the service as well as additional fees for access to certain premium content. We believe that this is a highly scalable model that can be rolled out to many carriers across the world.

We have launched our service together with mobile carriers in Turkey, Malaysia, Armenia and United Arab Emirates. Our mobile carrier partners co-brand our service and help market it to their subscribers. The pricing for subscriptions and content in various countries will vary substantially based on local economic conditions. In general, we aim to sell the monthly subscription for $1 to $3 and we expect to generally receive at least 30% of the monthly subscription revenue. We expect that premium content will generally be sold for $1 to $2 per item although this price and the monthly subscription rate may vary substantially by country. Operators usually do not charge us or our users for any data charges associated with using our service or for using the operator’s text messaging infrastructure to communicate with our subscribers.

Our model consists of growing our user base through carrier partnerships, continuing to ensure we have broad handset reach, enhancing our viral and social tools, maintaining and growing our product and technology leadership, building a strong revenue base of recurring monthly subscription revenue, finding new forms of distribution, exploring monetization through advertising, and revenue through content sales.

Overview

Our financial statements were prepared using principles applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we are not able to continue as a going concern. We had approximately $9.7 million of cash and cash equivalents at June 30, 2010. Our average monthly burn rate from operations for the six months ended June 30, 2010 and the year ended December 31, 2009, was $0.5 million, and $0.4 million, respectively. On April 1, 2009, we commenced repayment of a $5.0 million loan over a thirty-six month period (resulting in repayments amounting to approximately $0, $0.1 million and $0.8 million during the three and six months ended June 30, 2010 and the year ended December 31, 2009, respectively). This loan was modified to permit us to defer principal payments due during and subsequent to February 2010 until the consummation of our Initial Public Offering. Subsequent to the closing of the offering, we have recommenced principal payments and the loan will be repaid over 33 months until March 2013.

We are a development stage company. From inception, we have raised approximately $28.5 million. In May 2006, we raised $2.35 million through the issuance of 588 shares of Series A Convertible Preferred Stock. We issued 2,353,299 additional shares of Series A Convertible Preferred Stock as a stock dividend in August 2006, resulting in a total of 2,353,887 shares of Series A Convertible Preferred Stock outstanding. In February 2007, we completed a financing of $2.1 million of convertible notes, which was later exchanged and included as part of the Series B Financing. In July 2007, we raised a further $10.0 million through the issuance of 4,592,794 shares of Series B Convertible Preferred Stock and the issuance of 200,694 shares of common stock. In addition, in September 2008, we closed a $5.0 million loan from SVB/Gold Hill Capital. In December 2009, we completed a bridge round of financing of $3.0 million of convertible notes. These notes were converted into equity upon the closing of our offering. In our Initial Public Offering we raised $11.0 million through the sale of 2,392,000 units. Immediately prior to the closing of the IPO, the Series A Preferred Stock and the Series B Preferred Stock were granted a stock dividend of 15% and 33% respectively and exchanged (at a 1:1 ratio) for common stock following a 1 to 6 reverse split. These amounts have been used to finance our operations until now as we have not yet generated any significant revenues. From inception until June 30, 2010, we recorded losses of $26.7 million and a net cash outflow from operations of $20.3 million.

A substantial portion of our cash received and anticipated revenues are based in dollars and euros, while a significant portion of our expenses, principally salaries and related personnel expenses, are paid in Israeli currency by our subsidiary. As a result, we are exposed to an exchange rate risk if the value of the dollar or euro significantly depreciates vis-à-vis the value of the New Israeli Shekel.

Revenue

We recognize revenue from monthly subscription from carriers when all the conditions for revenue recognition are met: (i) persuasive evidence of an arrangement exists, (ii) collection of the fee is probable, (iii) the sales price is fixed and determinable and (iv) delivery has occurred or services have been rendered. Our subscription service arrangements are evidenced by a written document signed by both parties. Our revenues from monthly subscription fees and content purchases are recognized when we have received confirmation from the carrier that the amount is due to us, which provides proof that the services have been rendered, and making collection probable.

We recognize revenue from non-refundable up-front fees relating to set-up and billing integration across the period of the contract for the subscription service as these fees are part of a “hosting solution” as defined in ASC 605-10-S99 (SAB Topic 13.A.3.f). As these fees are part of a hosting solution that we provide to the carrier in Armenia, and that the hosting is provided on our servers for the entire 24 month period of the arrangement with this carrier, the revenues relating to the monthly subscription, set-up fees and billing integration have been recognized over the 24-month period in the agreement. Since the non-refundable up-front fee was paid in full to us in October 2009, we have determined that the collection is certain, an arrangement exists and the sales price has been fixed. As we have received customer acceptance from the carrier that the services have been rendered, that requirement is also met.

Revenues from minimum monthly revenue guarantees from carriers are recognized at the end of each billing period for the service provided as we have an agreement with the carrier, the fee has been agreed upon contractually and the collection of this fee is probable.

Costs and Expenses

Cost of revenue

Cost of revenue consists primarily of expenses directly related to providing our service in launched markets. These expenses include the costs associated with production servers serving the end-users, royalty fees for content sales and the direct costs of billing services and text messaging providers.

Research and development expenses

Research and development expenses consist primarily of salary expenses of our development and quality assurance engineers in our research and development facility in Israel, outsourcing of certain development activities, preparation of patent filings, and server and support functions for our development environment.

Marketing expenses

Marketing expenses include the salary of all business development and marketing personnel, 50% of the CEO’s salary, travel expenses relating to business development activity and tradeshows, as well as public relations, advertising and customer acquisition expenses. As we increase our sales, certain commissions to agents will also be included in sales and marketing expenses as well as purchases of content that will increase the attractiveness of our service to end-users. Royalties related to the sale of that content will be recorded in cost of revenue.

General and administrative expenses

General and administrative expenses include 50% of the CEO’s salary, the salary of our finance and administrative personnel, rental costs for both the U.S. and Israeli offices, legal and accounting costs and telephone and other office expenses including depreciation. We expect a our general and administrative expenses in the coming twelve months following the consummation of our initial public offering to increase significantly as we incur additional costs of being a public company. These costs will include increased legal and accounting costs, additional insurance costs, director compensation costs and increased compensation costs as a result of the recording of the Management Options. This is in addition to the specific increases in professional fees as a result of recording of the placement agent warrants.

Non-operating expenses (income)

Until September 2008, our non-operating expense (income) was primarily from yields from our cash and cash equivalents. Subsequent to September 2008, as our cash resources have been depleted, we have received lower yields resulting from lower interest rates and we have drawn on our $5.0 million loan from Silicon Valley Bank and Gold Hill, or the venture loan. Accordingly, our finance expense since that date has been primarily from the interest payments on the venture loan. From December 2009 and until the consummation of our offering on June 21, 2010, these costs also included $0.1 million of interest expense on the convertible bridge loan. Non-operating expense also includes transaction gains (losses) from foreign exchange rate differences. In addition, non-operating expenses include a loss of $0.2 million (as restated) recorded as a result of the extinguishment of debt related to the loan modification agreement signed on December 29, 2009 with Silicon Valley Bank and Gold Hill, $1.1 million recorded as interest expense from the Beneficial Conversion Feature as a result of the conversion of the Bridge loan into equity, $1.2 million recorded as additional amortization on the convertible bridge loan and $1.3 million recorded on account of the lead investor warrants. Non-operating expenses were offset by non-operating income of $0.5 million of income from changes in fair value of the Special Bridge Warrants and the Conversion Warrants. We expect that our non-operating expenses (income) will be directly impacted by changes in fair value of these warrants over the next 5 years.

Income taxes

Our effective tax rate differs from the statutory federal rate primarily due to differences between income and expense recognition prescribed by income tax regulations and generally accepted accounting principles. We utilize different methods and useful lives for depreciating and amortizing property, equipment and intangible assets and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. In addition, our income tax expense has been adjusted for the effect of foreign income from our wholly owned subsidiary. At June 30, 2010, our deferred tax assets generated from our activities were entirely offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be realized. The deferred tax assets generated from our subsidiary’s operations are not offset by an allowance, as in our estimation, it is more likely than not to be realized.

Our subsidiary generates net income from services it provides to us. The subsidiary charges us for research and development and certain management services which it provides us, plus a profit margin on such costs, which is currently 8%. However, the subsidiary is a “beneficiary enterprise” as defined in amendment No. 60 to the Israeli Law for the Encouragement of Capital Investment, 1959, which means that income arising from its approved research and development activities is subject to zero percent tax for a period of two years and a reduced tax rate for the subsequent five years. The subsidiary elected to receive the zero percent tax benefits for the fiscal years of 2007 and 2008. Beginning in 2009, the subsidiary is subject to taxes on its income. This tax liability has been recorded in our financial statements for the three and six months ended June 30, 2010 and for the year ended December 31, 2009.

Results of Operations

Three Months and Six Months Ended June 30, 2010 and 2009 and the development stage period (cumulative from inception through June 30, 2010)

The following analysis compares the results of our operations for the three and six months ended June 30, 2010 to the results of operations for the three and six months ended June 30, 2009 and the results of our operations from inception through June 30, 2010.

Revenue

	Three months Ended June 30			Six months Ended June 30			Cumulative from inception to June 30,
	2009	2010	Change	2009	2010	Change	2010
		($ - in thousands)			($ - in thousands)		($ - in thousands)
Revenue	0	44	44	0	74	74	94

During the three and six months ended June 30, 2010, we recorded revenues of $44,000 and $74,000, which represents an increase of $44,000 and $74,000 from our revenues for the three and six months ended June 30, 2009. The increase in revenue from the first quarter to the second quarter was due to an increase in revenues from our revenue-sharing agreement in Malaysia whereby we recognized $15,000 in the second quarter and $9,000 in the first quarter (a growth of 167% quarter on quarter). We also recognized $15,000 in minimum guarantees from our service in the United Arab Emirates (up from $10,000 in the first quarter). Our revenues from our service in Armenia remained at $9,000 per quarter and we also recognized approximately $3,000 from our revenue-sharing agreement in Turkey (up from approximately $2,000 in the first quarter). We expect to continue to generate a substantial portion of our revenues for the coming quarters from: (i) continuing to recognize the revenue from our agreement with Vivacell in Armenia, (ii) minimum monthly guarantees relating to our service in the United Arab Emirates and (iii) our revenue-sharing agreements in Turkey and Malaysia. In July 2010, signed an agreement to expand our coverage in Turkey as the result of our agreement with Retromedya which will replace our revenue-sharing agreement with Avea. We expect that as a result of our agreement with Retromedya we will be able o reach a larger mobile subscriber base in Turkey. From inception through June 30, 2010, we have recorded revenues of $94,000, which amount includes $36,000 from our services in Armenia, $25,000 from our services in the United Arab Emirates, $27,000 from our services in Malaysia and $6,000 from our services in Turkey. We did not record any revenues for the three and six months ended June 30, 2009, as we were mainly focused on our research and development activities during that period and we did not begin to record revenue until the third quarter of 2009.

Cost of Revenue

	Three months Ended June 30			Six months Ended June 30			Cumulative from inception to June 30,
	2009	2010	Change	2009	2010	Change	2010
	($ - in thousands)			($ - in thousands)			($ -in thousands)
Cost of revenue	0	34	34	0	67	67	98

During the three and six months ended June 30, 2010, our cost of revenue was $34,000 and $67,000, which represents an increase of $34,000 and $67,000 from our cost of revenue for the three and six months ended June 30, 2009. For the second quarter of 2010 our cost of revenue was stable in comparison to the first quarter of 2010. Cost of revenue is comprised of services related to the provision of content to end-users and hosted servers needed to support the service in markets where we have launched our services. As our service grows and we launch in other territories, we expect that cost of revenue will increase as we provide more content and other services to the users of our service. As some of these costs are fixed irrespective of our revenues, we expect our gross margin to increase over time. We believe that we currently have enough server capacity to service up to two million global users before we need to expand our server capacity. From inception through June 30, 2010, our total cost of revenue was $98,000. We did not record any cost of revenues for the three and six months ended June 30, 2009, as we were mainly focused on our research and development activities during that period and we did not begin to record revenue until the third quarter of 2009.

Research and Development

	Three months Ended June 30			Six months Ended June 30			Cumulative from inception to June 30,
	2009	2010	Change	2009	2010	Change	2010
	($ - in thousands)			($ - in thousands)			($ -in thousands)
Research and development	467	566	99	1,038	1,106	68	9,490

During the three months ended June 30, 2010, research and development expenses increased $0.1 million, or 21.2%, to $0.6 million, from $0.5 million in the three months ended June 30, 2009. During the six months ended June 30, 2010, research and development expenses increased $0.1 million or 6.6% to $1.1 million from $1.0 million in the six months ended June 30, 2009. From inception through June 30, 2010, research and development expenses amounted to $9.5 million. Of this amount, approximately $6.9 million was attributed to salaries and related expenses, $1.4 million was attributed to sub-contracting and consulting services and $0.4 million was attributed to patent expenses.

Our research and development expenses remained relatively stable for the three and six months ended June 30, 2010 as compared with the three and six months ended June 30, 2009. While we continue to develop and expand our product line, we have not increased our research and development costs over the last 12 months. As our business matures and our revenues increase, we expect that our research and development expenses will grow at a slower rate than our corresponding revenues and marketing expenses. We also expect that our compensation costs will continue to increase significantly due to the recording of the expense related to the options granted to management and employees in connection with the IPO. In the three months ended June 30, 2010, we recorded $0.1 million of these compensation expenses.

Marketing

	Three months Ended June 30			Six months Ended June 30			Cumulative from inception to June 30,
	2009	2010	Change	2009	2010	Change	2010
	($ - in thousands)			($ - in thousands)			($ - in thousands)
Marketing	404	600	196	896	1,040	144	7,564

During the three months ended June 30, 2010, marketing expenses increased $0.2 million, or 48.5%, to $0.6 million, from $0.4 million in the three months ended June 30, 2009. During the six months ended June 30, 2010, marketing expenses increased $0.1 million, or 16.1%, to $1.0 million, from $0.9 million in the six months ended June 30, 2009. From inception through June 30, 2010, marketing expenses totaled $7.6 million. Of this amount, approximately $3.7 million was attributed to salaries and related expenses, $1.1 million was attributed to sub-contracting and consulting services, $0.6 million was attributed to public relations services and customer acquisition expenses, and $1.5 million was attributed to travel and tradeshows.

The growth in our marketing expenses for the three months ended June 30, 2010 was in part due to the re-hiring, in April, of a President in the US thereby increasing salary and compensation costs. This did not have a material effect on the six months to June 2010 compared with the six months to June 2009 as he was previously employed by us in January and February 2009 before leaving the company and we therefore recorded almost one quarter of salary and compensation costs then. In addition, there was an increase in share compensation and vacation expenses in this three month period. A significant portion of our marketing activity also relates to the launching of services with our global partners and building a pipeline for further agreements. In addition, we conducted direct-to-consumer marketing activities in the countries where we have launched our services to build on the efforts of our partners. While we do not expect to invest heavily in direct-to-consumer marketing activities in the future, we do expect an increase in marketing expenses as we continue launching our service in different global markets. In certain markets, our marketing efforts may include hiring local personnel to introduce us to the market and purchasing rights to certain local content. As our market reach grows, we expect our marketing expenses to continue to increase our visibility to potential partners. Marketing expenses also increased due to a significant increase in our compensation costs as a result of the recording of $0.2 million of compensation expenses related to the management options.

General and Administrative

	Three months Ended June 30			Six months Ended June 30			Cumulative from inception to June 30,
	2009	2010	Change	2009	2010	Change	2010
	($ - in thousands)			($ - in thousands)			($ - in thousands)
General and administrative	276	573	297	574	855	281	5,285

During the three months ended June 30, 2010, general and administrative expenses increased $0.3 or 107.6%, to $0.6 million, from $0.3 million in the three months ended June 30, 2009. During the six months ended June 30, 2010, general and administrative expenses increased $0.3 million, or 49.0%, to $0.9 million, from $0.6 million in the six months ended June 30, 2009. From inception through June 30, 2010, general and administrative expenses totaled $5.3 million. Of this amount, approximately $1.8 million was attributed to salaries and related expenses, $0.5 million was attributed to rent, $1.1 million was attributed to professional fees (including $0.2 million and $60,000 for placement agent fees and the fair value (as restated) of the placement agent warrant, respectively) and $0.35 million was attributed to depreciation.

General and administrative expenses for the three months ended June 30, 2010, were higher than the general and administrative expenses for the three months ended June 30, 2009 due to the increase in professional fees that were recorded in this period as we were previously not required to file quarterly reports which we are now required to do, as well as recording other professional fees that were not directly related to our IPO (and therefore not recorded as issuance costs). We also recorded $0.2 million of additional compensation expenses in this period due to the recording of the expense related to the management options. In addition, we recorded a monthly increase from the month of June of approximately $11,000 in additional insurance costs for our Directors’ and Officers’ liability insurance. Most of the professional fees relating to the offering have been capitalized and have not affected the operational expenses. The rise in our general and administrative expenses in 2010 have been partially offset by the reduction of our rental costs for our headquarters in New York, which decreased significantly due to our relocation upon the termination of our lease in September 2009. We expect that our general and administrative expenses will increase due to the costs of being a public company. These costs will be reflected in increased accounting, legal and insurance costs as well as increased costs to hire additional personnel to meet our obligations under the Sarbanes-Oxley Act. We also expect that our compensation costs will continue to increase significantly due to the recording of the expense related to the management options.

Non-operating Expense (Income), Net

	Three months Ended June 30			Six months Ended June 30			Cumulative from inception to June 30,
	2009	2010	Change	2009	2010	Change	2010
	($ - in thousands)			($ - in thousands)			($ -in thousands)
Non-operating expense (income), net	147	2,865	2,718	305	3,577	3,272	4,359

During the three months ended June 30, 2010, non-operating expense, net, increased $2.7 million, or 1,849.0%, to $2.9 million, from $0.1 million in the three months ended June 30, 2009. During the six months ended June 30, 2010, non-operating expense, net, increased $3.3 million, or 1,072.8%, to $3.6 million, from $0.3 million in the six months ended June 30, 2009. The change in non-operating expense, net was due primarily to the recording of the Bridge Notes at their residual value at the closing of the Bridge Financing, pursuant to which we recorded additional interest costs for the Bridge Notes of $0.6 million for the three months ended June 30, 2010 and $1.1 million for the six months ended June 30, 2010. In addition, as a result of the conversion of the Bridge Notes we recorded an additional interest expense of approximately $1.1 million on account of the beneficial conversion feature from the loan and an additional $0.1 million on account of the additional 69,132 Special Bridge Warrants that were issued to investors in the Bridge Financing, in addition to the original 795,200 such warrants issued upon the closing of the Bridge Financing. Additional interest expense on account of the loan amortization of $0.1 million in addition to the interest expense recorded for the venture loan was also recorded in this period. In connection with the granting of the lead investor warrants we recorded additional interest expense of $1.3 million. We also recorded approximately $0.1 million of interest expense for the Bridge Notes and approximately $0.2 million of interest expense for the venture loan. The rise in these expenses was partially offset by the recording of non-operating income of approximately $0.2 million from the adjustment of the fair value of the Special Bridge Warrants as of June 30 and a further $0.2 million adjustment of the fair value of the Conversion Warrants.

From inception through June 30, 2010, non-operating expenses totaled $4.2 million. Of this amount, we recorded income from interest on deposits of $0.4 million and interest expense on the SVB/Gold Hill loan of $0.8 million. In addition, we recorded $0.14 million of debt extinguishment expense related to the Series B Convertible Preferred Stock, $0.2 million of debt extinguishment expenses as a result of the loan modification agreement with SVB/Gold Hill, $1.1 million of additional interest expense as a result of the conversion of the Bridge Notes at preferential terms, $0.3 million of warrant amortization and $1.1 million of additional interest expense from the Bridge Notes as well as $0.1 million of interest expenses on the Bridge Notes. We have also recorded an expense of $1.3 million as additional interest expense for the warrants granted to the lead investors of the Bridge Financing. We also recorded non-operating income of $0.5 million for the adjustment of the fair value of the Special Bridge Warrants and the Conversion Warrants. We expect that our non-operating expenses moving forward will be affected by the adjustments to fair value of the derivative instruments (Special Bridge Warrants and the Conversion Warrants) and by additional interest payments for our continuing Venture Loan.

Taxes on Income

	Three months Ended June 30			Six months Ended June 30			Cumulative from inception to June 30,
	2009	2010	Change	2009	2010	Change	2010
	($ - in thousands)			($ - in thousands)			($ -in thousands)
Taxes on income	21	18	(3)	40	38	(2)	32

During the three months ended June 30, 2010, taxes on income decreased $3,000, or 14.3%, to $18,000, from $21,000 in the three months ended June 30, 2009. During the six months ended June 30, 2010, taxes on income decreased $2,000, or 5.0%, to $38,000 from $40,000 in the six months ended June 30, 2009. The change in taxes on income was due to profits generated by our subsidiary as a result of the intercompany cost plus agreement between us and the subsidiary, whereby the subsidiary performs development services for us and is reimbursed for its expenses plus 8%. For financial statements purposes, these profits are eliminated upon consolidation. The profits of the subsidiary benefitted from a tax holiday in the 2007-2008 tax years but are taxable thereafter. In prior periods, the changes in taxes on income resulted from the change in the deferred tax asset, as those periods were covered by the tax holiday as described above. From inception through June 30, 2010, taxes on income totaled $32,000. We expect this trend will continue as our subsidiary will continue to profit from the cost plus agreement. In the future, the subsidiary may apply for an extension to its “Beneficiary Enterprise” status under the Israeli Law for the Encouragement of Capital Investments, 1959, whereby part of its profits may be tax-exempt.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Liquidity and Capital Resources

As of June 30, 2010, we had a cash position of $9.7 million and net working capital of $7.5 million. The increase in cash of $9 million for the six months ended June 30, 2010 compared to the year ended December 31, 2009 was due to the receipt of proceeds from the IPO. We believe that cash and cash equivalents and expected cash flow from operations will be sufficient to meet our planned cash requirements for working capital and other obligations for at least the next twelve months. In the six months ended June 30, 2010, we received the remaining $2.6 million proceeds from the Bridge Financing, of which $0.2 million was paid to the placement agent for the Bridge Financing and we also received net proceeds of $9.3 million from our Initial Public Offering. The increase in net cash outflow from operations for the six months ended June 30, 2010 compared to the year ended December 31, 2009 reflects payments related to our IPO. As of June 30, 2010, our stockholders’ equity was $2.6 million due in part to the classification of the Special Bridge Warrants and the Conversion Warrants as derivative liabilities rather than equity securities. Accordingly, our stockholders’ equity as of June 30, 2010 was less than the $4.0 million stockholders’ equity continuing listing standard of the NYSE Amex.

We have historically funded our operations primarily through the sale of our securities, including sales of common stock, convertible notes, preferred stock and warrants. In May 2006, we raised $2.35 million through the issuance of 588 shares of Series A Convertible Preferred Stock. We issued 2,353,299 additional shares of Series A Convertible Preferred Stock as a stock dividend in August 2006, resulting in a total of 2,353,887 shares of Series A Convertible Preferred Stock outstanding. In February 2007, we completed a financing of $2.1 million of convertible notes, which was later exchanged and included as part of the Series B Financing in July 2007. In July 2007, we raised $12.1 million (including the $2.1 million above) through the issuance of 4,592,794 shares of Series B Convertible Preferred Stock and the issuance of 200,694 shares of common stock. In addition, in September 2008, we closed a $5.0 million loan from SVB/Gold Hill Capital. In December 2009, we completed the Bridge Financing of $3.0 million of convertible notes. In June 2010, we completed our IPO raising gross proceeds of approximately $11 million through the sale of 2,392,000 units consisting of one share of common stock and two warrants. We anticipate that we will continue to issue equity and/or debt securities as the primary source of liquidity, when needed, until we generate positive cash flow to support our operations. We cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance our company will dilute existing stockholders’ ownership. We cannot guarantee when or if we will ever generate positive cash flow.

As of June 30, 2010, we had 33 full time employees and four part-time employees. We do not expect to significantly increase our workforce in the next 12 months.

Cash flows for the six months ended June 30, 2010 and 2009

	Six months Ended June 30,
	2010	2009	Change
	($ - in thousands)
Net cash provided by (used in) operating activities	(2,787)	(2,611)	(176)
Net cash provided by (used in) investing activities	2,548	(22)	2,570
Net cash provided by (used in) financing activities	9,186	(259)	9,445

Operating activities

During the six months ended June 30, 2010, net cash used in operating activities totaled $2.8 million. During the six months ended June 30, 2009, net cash used in operating activities totaled $2.6 million. This increase of $0.2 million was due to payments to service providers in connection with the Bridge Financing and the IPO, including the placement agent, auditors and legal counsel. We expect our net cash used in operating activities to increase in the next twelve months due to costs related to being a public company. As we move towards greater revenue generation, we expect some of these amounts will be offset by revenue. Since we receive most of our revenues directly from carriers whose payment schedules are generally at net 60 days or net 90 days (and sometimes even longer than that), and our suppliers’ payment schedules are generally net 30 days, we do not expect the increase in revenue will initially increase our net cash from operating activities.

Investing activities

During the six months ended June 30, 2010, net cash provided by investing activities totaled $2.5 million. During the six months ended June 30, 2009, net cash used in investing activities totaled $22,000. This increase of $2.6 million in investing activities is primarily due to the release of proceeds from the Bridge Financing from escrow, which was slightly offset by the purchase of fixed assets. Fixed asset purchases in the six months ended June 30, 2010 amounted to $34,000 compared to $22,000 for the six months ended June 30, 2009. The increase in fixed asset purchases was due to the need to replace certain fixed assets that had fully depreciated and to improve the servers in the research and development facility of our Israeli subsidiary. We expect that net cash used in investing activities will increase in the twelve months following the offering as we intend to use a portion of the investment proceeds from the offering on capital expenditures for computers, software and office furniture. Moreover, as our service continues to grow, we will need to increase our server capacity to meet the needs of our customers.

Financing activities

During the six months ended June 30, 2010, net cash provided by financing activities totaled $9.2 million, which relates to the net proceeds received as a result of our Initial Public Offering, partially offset by the one payment of principal on the Venture Loan (prior to the moratorium on principal payments). Following the successful completion of the Initial Public Offering we expect to continue to see a net cash outflow from financing activities as a result of the repayment of the Venture Loan and, dependent on our share price and other market conditions, possible inflows from the exercise of warrants and other instruments.

Bridge Financing

On December 29, 2009, we consummated a private placement of our 5% subordinated convertible promissory notes in the aggregate amount of $3.0 million (the “Bridge Notes”) and warrants to purchase 864,332 shares of common stock for an aggregate purchase price of $3.0 million (the “Bridge Financing”). Upon the closing of our Initial Public Offering, on June 21, 2010, these Bridge Notes converted into an aggregate of 864,332 shares of common stock and warrants to purchase 1,728,664 shares of common stock. In connection with the Bridge Financing, we issued additional warrants to purchase shares of common stock to the lead investors (482,346 shares), our senior lenders (250,000 shares) and our placement agent (55,664 shares).

Initial Public Offering

On June 21, 2010, we consummated an initial public offering in the aggregate amount of $11.0 million (the “IPO”) whereby we sold 2,392,000 units consisting of one share of common stock and two warrants. Each unit was sold at $4.60, with the warrants exercisable for five years following the IPO at an exercise price $5.06. Net proceeds from this offering were approximately $9.3 after taking into account the underwriters discounts and other related expenses. Upon the consummation of the IPO the Bridge Notes were converted into an aggregate of 864,332 units (see above). As a result of this offering the shares of Series A and Series B Convertible Preferred Stock were awarded a stock dividend, were subject to a 1 to 6 reverse split and converted in common stock according to a 1 to 1 ratio.

Future operations

As a result of our Initial Public Offering, we believe we have sufficient cash to meet our planned operating needs for at least the next 12 months, based on our current cash levels, including the cash raised from the offering. Following that date, we believe that we could need additional financing, through the exercise of the warrants that were registered in this offering or otherwise through an additional offering, in order to meet our longer-term cash flow needs. In estimating our expected cash flow, we have considered the current economic climate and our revenue estimations as discussed above.

We will also assess acquisition opportunities as they arise. We may require additional financing if we decide to make acquisitions. We are not considering any specific acquisition opportunities at this time and there can be no assurance, however, that any such opportunities may arise, or that any such acquisitions may be consummated. Additional financing may not be available on satisfactory terms when required. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.

Venture loan

We have drawn down on a loan facility for $5.0 million. The loan facility bears interest at a rate of 9.5% per annum and an effective interest rate of 18%. The contractual repayment schedule requires a 36-month repayment schedule beginning on March 31, 2009 following a six-month interest only period. Pursuant to the Bridge Financing, we entered into a loan modification agreement with our lenders whereby principal payments on the facility were deferred until the earlier of six months from the Bridge Financing or the consummation of the initial public offering. Following the recommencement of principal payments, on July 1, 2010, the remaining portion of the loan will be repaid through March 1, 2013. Future loan payments on the facility, including principal and interest will amount to approximately $142,000 per month.

Contractual obligations

We have a non-cancellable operating lease for our subsidiary’s offices in Israel for which we pay approximately $5,000 monthly. This commitment is for the period ending May 31, 2012. We pay $3,900 monthly for our U.S. lease. Our U.S. lease is cancellable upon 45 days notice and expires on August 31, 2010.

The subsidiary leases four motor vehicles for certain employees with variable commencement and expiration dates. All leases are for a total of 36 months whereby the final three months of the contract have been prepaid. Total monthly expenses for these leases amount to $3,000. Expiration dates for the leases are on various dates from December 2010 through August 2011.

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2009 and 2008 and our unaudited consolidated financial statements for the three and six months ended June 30, 2010, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

Accounting for Stock-based Compensation

We account for stock-based awards under ASC 718, “Compensation—Stock Compensation” (formerly SFAS 123R, “Share-Based Payment”), which requires measurement of compensation cost for stock-based awards at fair value on the date of grant and the recognition of compensation over the service period in which the awards are expected to vest. In addition, for options granted to consultants, FASB ASC 505-50, “Equity-Based Payments to Non Employees” is applied. Under this pronouncement, the measurement date of the option occurs on the earlier of counterparty performance or performance commitment. The grant is revalued at every reporting date until the measurement date. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

We determine the fair value of stock options granted to employees and directors using the Black-Scholes-Merton valuation model, which requires significant assumptions regarding the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We estimate our expected stock volatility based on historical stock volatility from comparable companies. Our common stock valuation for June 25, 2009 (the date we granted stock options in 2009) valued our common stock at $0.35 before giving effect to the reverse split. The valuation was calculated using the option-pricing method, which treats common stock and preferred stock as call options on the enterprise’s value, with the exercise price based on the liquidation preference of the preferred stock. Under this method, the common stock has value only if the funds available for distribution to stockholders exceed the value of the liquidation preference at the time of a liquidity event (e.g., a merger or sale), assuming the enterprise has funds available to make a liquidation preference meaningful and collectible by stockholders. In the option-pricing model, the valuation of the common stock is modeled as a call option that gives its owner the right, but not the obligation, to buy the underlying enterprise value at a predetermined exercise price. The option-pricing method commonly uses the Black-Scholes-Merton model to price the call option. Under this method, the fair value of the common stock was estimated as the net value of a series of call options, representing the present value of the expected future returns to common stockholders. To apply this method, the following factors were taken into consideration: rights of shares, liquidation preference amount and share count. The Black-Scholes-Merton model used an expected life of three years, a risk-fee interest rate of 1.64% and 75% volatility.

The effect on our consolidated statement of operations of the 1,392,000 Management Options granted at $0.01 and of the 1,420,000 management options granted at $5.50 upon consummation of the offering was based on the valuation of the common stock as discussed below. These options, although granted during the first quarter, only reached their recognition date with the consummation of the offering, and expenses were recorded in the consolidated financial statements as of June 30, 2010 for the period from the grant date until June 30, 2010. To calculate the effect of these options on our consolidated statement of operations, we considered the valuation of the common stock as at March 31, 2010 (as discussed below) and calculated the value of these management options using the Lattice model, with a volatility of 64.3% and a risk-free interest rate of 2.83% . The volatility and risk-free interest rate were calculated using the contractual life of these options (6 years), whilst the value was calculated using the estimated life of 2.35 years for the $0.01 options and 5.33 years for the $5.50 options. The fair value of the common stock as of March 31, 2010 was determined to be $2.62, which represents the $2.80 ascribed value of the common stock portion of the unit, discounted to reflect other exit scenarios. Options granted to consultants are revalued at every reporting period. These options were valued using the Black-Scholes-Merton model. As of June 30, 2010, the fair value of the common stock was determined to be $2.57, based on an expected volatility of 53%—54%, risk-free interest rate of 1.4%—1.8% and a market fair value of the IPO unit of $4.10 (the unit value at June 30, 2010).

The effect on our consolidated statement of operations of the 482,346 options granted at $0.01 to the lead investors were valued on June 21, 2010 using the Black-Scholes-Merton model. The fair value of these options were determined using a fair value of the common stock of $2.79, an expected volatility of 52.6%, risk-free interest rate of 1.7% and an expected life of 4 years.

The charitable warrant granted in October 2006 that reached its recognition date at the consummation of the IPO was valued using the Black-Scholes-Merton model, with a volatility of 56.1%, expected life of 6.33 years and a risk-free interest rate of 2.70%. The fair value of the common stock was valued at $2.79.

To the extent we made different assumptions regarding the fair value of the common stock, the stock price volatility or the estimated time that option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense, and our net loss and net loss per share, could have been significantly different.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 30, 2010, we have fully offset our U.S. net deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate U.S. taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance.

ASC 740, “Income Taxes” (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109”), prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least a “more likely than not” chance of being sustained upon challenge by the respective taxing authorities, which criteria is a matter of significant judgment.

Valuation of Common Stock

The units that were issued as part of the IPO consist of one share of common stock and two warrants (each exercisable at $5.06). We used the Black-Scholes-Merton model to determine the value of the warrants. The warrants in the unit were valued at June 30, 2010 based on an exercise price of $5.06, expected term of five years, volatility of 54% and a risk-free interest rate of 1.82%. These parameters valued the two warrants at $1.53 and the common stock at $2.57. The warrants in the unit were valued at December 31, 2009 using the following parameters—an exercise price of $5.50 (the expected exercise price at the time of the valuation), expected term of five years, volatility of 60.63% and a risk-free interest rate of 2.87%. These parameters valued the two warrants at $2.14 and the common stock at $2.86. This common stock valuation was used to determine the value of the Special Bridge Warrants as well as the value of the warrants attached to the modified venture loan and was also used to value the common stock options as stated above.

Our common stock valuation for December 31, 2009 valued our common stock at $0.43 before giving effect to the reverse split, or $2.58 on a post reverse-split basis. The valuation assumed the consummation of this offering based upon an assumed offering price of $5.00. The difference between the value of $2.86 for the common stock compared to the unit price of $5.00 is the value of the two warrants. This value of $2.58 represents the $2.86 ascribed value of the common share portion of the unit, discounted to reflect other exit scenarios.

To the extent we made different assumptions regarding the fair value of the common stock, the stock price volatility or the estimated time that warrant grants will be outstanding before they are ultimately exercised, the related value of the Special Bridge Warrants, the conversion warrants, the venture loan, and additional paid in capital, as well as our net loss and net loss per share, could have been significantly different.

Valuation of Instruments in Temporary Equity

Proceeds from our Series B financing were classified as Temporary Equity. The proceeds were allocated using the relative fair value method. We determined that there are no embedded features that would require bifurcation as derivative instruments. Had management used other assumptions or valuation models, there might have been a material difference in the fair value allocations and the conclusions regarding the accounting treatment for the Series B share issuance.

These shares are redeemable for cash in July 2013. The redemption price is the greater of the original issue price plus declared but unpaid dividends or the fair market value of the Series B preferred shares on the day of the redemption election. In management’s opinion, the fair market value of the Series B preferred shares did not rise above the original price from inception and therefore no accretion has been recorded. Had management concluded that the fair market value of the Series B shares had risen above the original issue price, there might have been a material change in our financial statements and results of operations.

Following our IPO, the Series B preferred shares were exchanged into common stock, after receiving a stock dividend of 33% and the 1 to 6 reverse split.

Valuation of Instruments in Bridge Financing

Proceeds from the Bridge Financing were first allocated to the Special Bridge Warrants, which were classified as a derivative liability and recorded at fair value, with the residual amount being allocated to the Bridge Notes, in accordance with the guidance in ASC 815 (formerly Statement 133) and ASC 815-40 (formerly EITF Issue No. 07-5). The Special Bridge Warrants and Bridge Notes were classified as liabilities on the balance sheet. The Special Bridge Warrants have down-round protection clauses and their fair value is calculated using the Black-Scholes-Merton model at every reporting period. The assumptions used in this calculation were 53% expected volatility, a risk-free interest rate of 1.6%, estimated life of 4.5 years and no dividend yield. The fair value of the common stock was estimated at $2.57. Upon the consummation of the IPO, we issued a further 69,132 Special Bridge Warrants to the holders of the Bridge Notes to reflect the final offering price of the IPO units. These warrants were valued on the date of the IPO by using the Black-Scholes-Merton model. The assumptions used in this calculation were 53% expected volatility, a risk-free interest rate of 1.9%, estimated life of 4.5 years and no dividend yield. The fair value of the common stock was estimated at $2.79. The additional warrants were then adjusted according to the fair value above at the end of the reporting period.

The warrants granted to the Bridge Note holders (the “Conversion Warrants”), were classified as a derivative liability and recorded at fair value at the time of the IPO in accordance with the guidance in ASC 815 (formerly Statement 133) and ASC 815-40 (formerly EITF Issue No. 07-5).The Conversion Warrants were classified as long-term liabilities on the balance sheet. The Conversion Warrants have down-round protection clauses and their fair value is calculated using the Black-Scholes-Merton model at every reporting period. The assumptions used in this calculation for the date of the IPO were 54% expected volatility, a risk-free interest rate of 2.1%, estimated life of 5 years and no dividend yield. The fair value of the common stock was estimated at $2.79. These warrants were valued again on June 30, 2010, with the reduction in fair value being recorded as non-operating income. The assumptions used in this calculation were 54% expected volatility, a risk-free interest rate of 1.8%, estimated life of 5 years and no dividend yield. The fair value of the common stock was estimated at $2.57.

Both the Special Bridge Warrants and the Conversion Warrants will be adjusted according to their fair value at the end of each reporting period. The fair value is determined based on certain assumptions of volatility and risk-free interest rate, as well as the closing price of our common stock at the end of the reporting period. As a result, there is considerable uncertainty as to the impact on our consolidated statement of operations at each period-end as our stock price in each period can either increase or decrease which will cause either an increase or decrease of the fair value of these instruments.

The warrants granted to the placement agent in the Bridge Financing have been recorded as an expense at fair market value and calculated using the Black-Scholes-Merton model. Their fair value was calculated using the Black-Scholes-Merton model. The assumptions used in this calculation were 60.6% expected volatility, risk-free interest rate of 2.87%, estimated life of 5 years and no dividend yield. The fair value of the common stock was estimated at $0.43 per share, before giving effect to the reverse split, or $2.58 on a post reverse-split basis.

The warrants granted to the lead investors in the Bridge Financing have been recorded as a non-operating expense at fair market value at the time of the IPO and calculated using the Black-Scholes-Merton model. The assumptions used in this calculation were 52.6% expected volatility, risk-free interest rate of 1.68%, estimated life of 4 years and no dividend yield. The fair value of the common stock was estimated at $2.79. The total expense recorded was $1.3 million.

As a result of the loan modification agreement, the venture loan was recorded at fair market value. The fair value of the modified loan was calculated by discounting the debt and interest at the appropriate discount rate, which was 18%. As a result of an error in our valuation of the venture loan, we have restated the balance of the venture loan as of December 31, 2009.

Had we made different assumptions about the fair value of these instruments, stock price volatility or the estimated time that the warrants will be outstanding before they are ultimately exercised, the related interest expense, and our net loss and net loss per share amounts could have been significantly different.

Recently Issued Accounting Pronouncements

In October 2009, FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence or third-party evidence is unavailable. This guidance is effective for us for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. We adopted the pronouncement during 2009 and applied the effect retrospectively from the beginning of 2009, which did not have an effect on the revenues that we recorded in this period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Vice President Finance (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Vice President Finance concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons set forth below.

Our management has identified a material weakness in our disclosure control and procedures relating to our ineffective policies and procedures regarding the calculation of the fair value per share of common stock in accordance with generally accepted accounting principles. Specifically, we do not have sufficient qualified staff to provide for effective testing and verification of the criteria used in such calculation. We are in the process of remediating this material weakness by hiring additional qualified personnel to assist in the preparation of these calculations as well as other aspects of our financial statements.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A.	Risk Factors.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On June 25, 2010, concurrent with the closing of our initial public offering, we issued the following securities to certain of our investors:

•	1,469,174 shares of common stock to the holders of our issued and outstanding shares of preferred stock in exchange for all of the issued and outstanding shares of preferred stock;

•	864,332 shares of common stock to investors in the Bridge Financing in connection with the automatic conversion of the Bridge Notes;

•

Warrants to purchase an aggregate of 1,728,664 shares of our common stock at an exercise price of $5.06 per share to investors in the Bridge Financing in connection with the automatic conversion of the Bridge Notes; and

•	Warrants to purchase an additional 69,132 shares of our common stock at an exercise price of $2.75 per share to investors in the Bridge Financing.

We did not receive any cash consideration upon the issuance of these securities. The issuance of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof, as transactions by an issuer not involving a public offering.

Use of Proceeds

On June 21, 2010, our registration statement on Form S-1 (File No. 333-164575) relating to the initial public offering of $13.8 million of our units (including units subject to the underwriters’ over-allotment option to purchase additional units) was declared effective. Each unit consisted of one share of common stock and two warrants. On June 25, 2010, we completed the sale of 2,392,000 units at a public offering price of $4.60 per unit. Maxim Group LLC acted as the sole book-running manager for the offering and sole representative of the underwriters. Chardan Capital Markets, LLC and Ladenburg Thalmann & Co. Inc. acted as co-managers for the offering. Maxim Group LLC, the representative of the underwriters, did not exercise its over-allotment option to purchase an additional 358,800 units.

As a result of the offering, the Company received net proceeds of approximately $9.3 million, after deducting underwriting discounts and commissions (excluding a corporate finance fee) of $880,000 and additional offering-related expenses reasonably estimated at approximately $820,000, for total expenses reasonably estimated at approximately $1.7 million. As of June 30, 2010, we have used approximately $140,000 of the net proceeds for working capital. None of such payments were direct or indirect payments to any of the Company’s directors or officers or their associates or to persons owning 10 percent or more of the Company’s common stock or direct or indirect payments to others. The remaining net proceeds have been invested in highly-liquid money market funds. There has been no material change in the expected use of the net proceeds from the offering as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) on June 22, 2010.

We did not receive any proceeds from the sale by selling stockholders of shares of common stock registered on the Form S-1.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President Finance Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President Finance Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 16th day of August, 2010.

VRINGO, INC.

By:	/S/ DAVID CORRE
David Corre
Vice President Finance
(Principal Financial Officer)