Form 10-Q
period 2010-09-30
Vringo Inc
filed 2010-11-15
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 15, 2010, 5,109,407 shares of the registrant’s common stock were outstanding.

VRINGO, INC.

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands except share and per share data)

	September 30, 2010	December 31, 2009
	U.S.$	U.S.$
Current assets
Cash and cash equivalents	7,394	744
Prepaid expenses and other current assets	174	46
Accounts receivable	91	2
Deferred stock issuance costs	—	100
Short-term deposit (restricted)	20	2,602
Deferred tax assets—short-term	25	24

Total current assets	7,704	3,518

Long-term deposit	10	12

Property and equipment, at cost, net of $372 and $306 accumulated depreciation as of September 30, 2010 and December 31, 2009, respectively	181	179

Deferred tax assets—long-term	87	80

Total assets	7,982	3,789

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands except share and per share data)

		September 30, 2010	December 31, 2009
	Note	U.S.$	U.S.$
Current liabilities
Accounts payable and accrued expenses*		524	876
Accrued compensation		342	304
Current maturities of venture loan		1,210	557
Bridge notes	3	—	1,912

Total current liabilities		2,076	3,649

Long-term liabilities
Accrued severance pay		343	334
Venture loan	5	2,247	3,146
Derivative liabilities on account of warrants	3,4	3,240	1,070

Total long-term liabilities		5,830	4,550

Commitments and contingencies	8

Temporary equity
Series B convertible and redeemable preferred stock, $0.01 par value per share; 4,900,000 authorized; 0 and 765,465 shares issued and outstanding as of September 30, 2010, December 31, 2009, respectively (liquidation preference of, and redeemable at, the greater of fair value or $15.831 per share, or $12.1 million, plus declared but unpaid dividends, if any)	6	—	11,968

Stockholders’ equity (deficit)	7

Common stock, $0.01 par value per share 28,000,000 and 14,000,000 authorized; 5,109,407 and 366,782 (post-split) issued and outstanding as of September 30, 2010 and December 31, 2009 respectively		51	22

Series A convertible preferred stock, $0.01 par value per share; 2,353,887 authorized; 0 and 392,314 (post-split) issued and outstanding as of September 30, 2010 and December 31, 2009, respectively (liquidation preference of $6.00 per share, or $2.35 million, plus declared but unpaid dividends, if any)		—	24

Additional paid-in capital		29,591	3,701

Deficit accumulated during development stage		(29,566)	(20,125)

Total stockholders’ equity (deficit)		76	(16,378)

Total liabilities and stockholders’ equity		7,982	3,789

*	Amounts recorded as of September 30, 2010 and December 31, 2009 include $55 and $46 to a related party, respectively.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,		Cumulative from inception to September 30,
	2010	2009	2010	2009	2010
	U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Revenue	54	9	128	9	148

Costs and Expenses*
Cost of revenue	64	17	131	17	162
Research and development	630	455	1,736	1,493	10,120
Sales and marketing	475	373	1,515	1,268	8,039
General and administrative	558	245	1,413	819	5,843

Total operating expenses	1,727	1,090	4,795	3,597	24,164

Operating loss	(1,673)	(1,081)	(4,667)	(3,588)	(24,016)

Non-operating income	3	17	450	32	915
Interest and amortization of debt discount expense	(155)	(149)	(4,164)	(470)	(4,992)
Non-operating expenses	(993)	(12)	(1,008)	(11)	(1,106)
Loss on extinguishment of debt	—	—	—	—	(321)

Loss before taxes on income	(2,818)	(1,225)	(9,389)	(4,037)	(29,520)

Income tax expense	(14)	(16)	(52)	(54)	(46)

Net loss for the period	(2,832)	(1,241)	(9,441)	(4,091)	(29,566)

Basic and diluted net loss per common share	(0.50)	(3.38)	(4.14)	(11.20)	(44.24)

Weighted average number of shares used in computing basic and dilutive net loss per common share	5,574,992	366,782	2,276,447	366,782	668,308

*	The amount recorded for the three and nine month periods ended September 30, 2010 and 2009 and the cumulative period from inception include $147, $297, $45, $120 and $843, respectively, to related parties.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Common stock	Series A convertible preferred stock	Additional paid-in capital	Accumulated deficit	Total
	U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Balance as of January 9, 2006 (inception)	—	—	—	—	—

Issuance of common stock	*—	—	—	—	*—
Issuance of series A convertible preferred stock, net of issuance costs of $33	—	*—	2,321	—	2,321
Stock dividend	20	24	(44)	—	—
Grants of stock options, net of forfeitures—employees	—	—	7	—	7
Grants of stock options, net of forfeitures—non employees	—	—	4	—	4
Net loss for the period	—	—	—	(1,481)	(1,481)

Balance as of December 31, 2006	20	24	2,288	(1,481)	851

Issuance of common stock as part of conversion of convertible loan	2	—	138	—	140
Discounts to temporary equity	—	—	43	—	43
Amortization of discounts to temporary equity	—	—	(4)	—	(4)
Grants of stock options, net of forfeitures—employees	—	—	98	—	98
Grants of stock options, net of forfeitures—non employees	—	—	15	—	15
Net loss for the year	—	—	—	(5,163)	(5,163)

Balance as of December 31, 2007	22	24	2,578	(6,644)	(4,020)

Issuance of warrants	—	—	360	—	360
Amortization of discounts to temporary equity	—	—	(7)	—	(7)
Grants of stock options, net of forfeitures—employees	—	—	18	—	18
Grants of stock options, net of forfeitures—non employees	—	—	11	—	11
Net loss for the year	—	—	—	(7,332)	(7,332)

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Common stock	Series A convertible preferred stock	Additional paid-in capital	Accumulated deficit	Total
	U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Balance as of December 31, 2008	22	24	2,960	(13,976)	(10,970)

Issuance of warrants	—	—	60	—	60
Loan modification	—	—	500	—	500
Amortization of discounts to temporary equity	—	—	(7)	—	(7)
Grants of stock options, net of forfeitures—employees	—	—	178	—	178
Grants of stock options, net of forfeiture—non employees	—	—	10	—	10
Net loss for the year	—	—	—	(6,149)	(6,149)

Balance as of December 31, 2009	22	24	3,701	(20,125)	(16,378)

Issuance of common stock, net of issuance costs of $1,768	24	—	9,239	—	9,263
Exchange of series A convertible preferred stock for common stock	24	(24)	—	—	—
Conversion of Bridge notes	9	—	2,536	—	2,545
Amortization of discounts to temporary equity	—	—	(3)	—	(3)
Grants of stock options, net of forfeitures—employees	—	—	707	—	707
Grants of stock options, net of forfeitures—non employees	—	—	22	—	22
Exercise of stock options	*—	—	11	—	11
Grants of warrants to lead investors	—	—	1,342	—	1,342
Grants of warrants to charity	—	—	37	—	37
Stock dividend	19	—	(19)	—	—
Reverse stock split	(93)	—	93	—	—
Exchange of series B convertible preferred stock for common stock	46	—	11,925	—	11,971
Cashless exercise of warrants to charity	*—	—	*—		—
Net loss for the period	—	—	—	(9,441)	(9,441)

Balance as of September 30, 2010	51	—	29,591	(29,566)	76

*	Consideration for less than $1.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended September 30,		Cumulative from inception to September 30,
	2010	2009	2010
	U.S.$	U.S.$	U.S.$
Cash flows from operating activities
Net loss	(9,441)	(4,091)	(29,566)

Adjustments to reconcile net cash flows used in operating activities:

Items not affecting cash flows
Depreciation	66	87	372
Increase in deferred tax assets	(3)	(14)	(107)
Accrued severance pay	—	104	327
Share-based payment expenses	2,108	108	2,510
Non cash interest expense	2,457	—	2,702
Fair value adjustment of warrants	518	—	518
Amortization of loan warrants	—	121	—
Loss on extinguishment of debt	—	—	321
Exchange rate (gains) losses	(26)	(19)	41

Changes in current assets and liabilities
Increase in receivables, prepaid expenses and other current assets	(116)	(14)	(267)
Increase (decrease) in payables and accruals	(297)	86	853

Net cash used in operating activities	(4,734)	(3,632)	(22,296)

Cash flows from investing activities
Acquisition of property and equipment	(68)	(29)	(553)
Decrease in short-term deposits (restricted)	2,582	—	2,582
Investment in long-term deposits	—	—	(12)
Decrease in lease deposits	3	—	3
Investment in short-term deposits (restricted)	—	—	(2,602)

Net cash provided by (used in) investing activities	2,517	(29)	(582)

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended September 30,		Cumulative from inception to September 30,
	2010	2009	2010
	U.S.$	U.S.$	U.S.$
Cash flows from financing activities
Receipt of a venture loan	—	—	5,000
Repayment on account of venture loan	(418)	(524)	(1,217)
Issuance of common stock and warrants, net	9,263	—	9,263
Issuance of warrants	—	—	1,070
Receipt of convertible loans	—	—	3,976
Issuance of convertible preferred stock	—	—	12,195
Change in deferred issuance cost	—	(87)	—
Exercise of common stock options	11	—	11

Net cash provided by (used in) financing activities	8,856	(611)	30,298

Effect of exchange rate changes on cash and cash equivalents	11	22	(26)

Increase (decrease) in cash and cash equivalents	6,650	(4,250)	7,394

Cash and cash equivalents at beginning of period	744	6,004	—

Cash and cash equivalents at end of period	7,394	1,754	7,394

Supplemental disclosure of cash flows information
Interest paid	348	352	904

Non-cash transactions
Conversion of convertible loan into convertible preferred stock	—	—	1,964
Extinguishment of debt	—	—	321
Discount to the series B convertible preferred stock	—	—	43
Allocation of fair value of loan warrants	—	213	334
Allocation of fair value to conversion warrants	1,564	—	1,564
Amortization of discount to temporary equity	3	5	21
Conversion of bridge notes into common stock	2,545	—	2,545
Exchange of series B convertible preferred stock for common stock	11,971	—	11,971
Exchange of series A convertible preferred stock for common stock	24	—	24
Stock dividend granted	19	—	19
Reverse stock split	93	—	93

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

In June 2010, the Company completed an initial public offering (IPO) of 2,392,000 units, each containing one share of common stock and two warrants, at an issue price of $4.60 per unit. Each warrant in the IPO unit is exercisable for five years after the IPO at an exercise price of $5.06. Gross proceeds of the IPO totaled approximately $11 million, of which the Company received approximately $9.3 million in net proceeds after deducting underwriting discounts and other offering costs. Immediately prior to the closing of the offering, the Company’s outstanding shares of preferred stock were exchanged for shares of common stock and the Company effected a 1 for 6 reverse stock split of its common stock. The Company issued a stock dividend to holders of the preferred stock prior to the split and exchange. All share and per-share information in these unaudited consolidated financial statements have been adjusted to give effect to the reverse stock split.

On July 27, 2010, the unit was separated into its components and the shares and warrants began to trade separately. Upon separation of the units into shares and warrants, the units ceased trading.

The Company is still in the development stage. Therefore, there is no certainty regarding the Company’s ability to complete the product’s development and success of its marketing. The continuation of the stages of development and the realization of assets related to the planned activities depend on future events, including future financings and achieving operational profitability. The Company has incurred significant losses since its inception and expects that it will continue to operate at a net loss in the foreseeable future. Management believes that the Company’s currently available capital resources are sufficient to meet its cash requirements for at least the next 12 months. There are still significant doubts as to the ability of the Company to continue operating as a “going concern”. These financial statements were prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result should the Company not be able to continue as a going concern. For the three and nine months ended September 30, 2010 and for the cumulative period from inception until September 30, 2010, the Company incurred net losses of $2.8 million, $9.4 million and $29.6 million, respectively. The Company’s stockholders’ equity and working capital as of September 30, 2010 were $0.1 million and $5.6 million, respectively.

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

As of September 30, 2010, approximately $611 thousand of the Company’s net assets were located outside of the United States.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2009. The results of operations for the three and nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period.

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

At September 30, 2010, the exchange rate was U.S.$1 = NIS 3.665 (December 31, 2009—U.S.$1 = NIS 3.775). The average exchange rate for the three and nine months ended September 30, 2010 was U.S.$1 = NIS 3.794 and US $1 = NIS 3.778, respectively (three and nine months ended September 30, 2009—U.S.$1 = NIS 3.830 and US$ = NIS 3.989, respectively).

The translation should not be construed as a representation that the foreign currency amounts upon which the translation is based actually represent, or could be converted into, U.S. dollars.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2—Significant Accounting and Reporting Policies—(cont’d)

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

(e) Accounting for share-based compensation

Share-based compensation is recognized as an expense in the financial statements and such cost is measured at the grant-date fair value of the equity-settled award. The expense is recognized using the straight-line method. The fair value of stock options granted to employees and directors is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, which takes into consideration the share price at the date of grant, the exercise price of the option, the expected life of the option, risk-free interest rates and the expected volatility. The fair value of the March 17, 2010 stock options granted to employees and directors at an exercise price of $0.01 and $5.50 were valued using the Lattice model which takes into consideration the share price at the date of grant, the exercise price of the option, the expected life of the option, risk free interest rates and the expected volatility. The Company chooses the Lattice option pricing model for evaluation of out-of-the-money options. The fair value of stock options granted to consultants is estimated at the date of grant using the Black-Scholes-Merton option-pricing model. In cases where no measurement date has been reached as there is no counter-party performance or performance commitment (sufficiently large disincentive for non-performance), the options are revalued. The options are valued using the share price, the exercise price of the option, the expected life of the option, risk-free interest rates and the expected volatility, at the reporting period date.

(f) Impact of recently issued accounting standards

The Financial Accounting Standards Board recently issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which amends Topic 820 and demands more robust disclosures of (1) the different classes of assets and liabilities measured at fair value, (2) the valuation of techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2 and 3. The disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2010-06 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(g) Net loss per share data

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

The table below presents the computation of basic and diluted net losses per common share:

	Three months ended September 30,		Nine months ended September 30,		Cumulative from inception to September 30,
	2010	2009	2010	2009	2010
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stock shares (basic and diluted)	($2,832)	($1,241)	($9,441)	($4,091)	($29,566)

Denominator:
Weighted average number of common stock shares outstanding during the period (basic and diluted)	5,092,278	366,782	2,099,464	366,782	640,364
Weighted average number of exercisable penny warrants	482,346	—	176,860	—	27,925
Weighted average number of additional common stock shares issued during the period	368	—	123	—	19

Basic and diluted, outstanding, common stock shares	5,574,992	366,782	2,276,447	366,782	668,308

Basic and diluted net losses per common stock share	(0.50)	(3.38)	(4.14)	(11.20)	(44.24)

(h) Reclassification

Certain balances have been reclassified to conform to current year presentation.

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

Upon the consummation of the IPO the Bridge Notes converted into 864,332 shares of common stock and 1,728,664 warrants (the “Conversion Warrants”). The Bridge Notes were converted at a price of $3.45, a 25% discount to the price of the units issued in the IPO. The beneficial conversion feature from this conversion resulted in additional interest expense of $1.1 million which was recorded in the statement of operations. Each Conversion Warrant entitles the holder to purchase one share of common stock at a price equal to 110% of the IPO offering price ($5.06) and expires five years after the IPO. The Conversion Warrants are similar to the warrants issued as part of the units issued in the IPO except that they include additional features with respect to fundamental transactions, cashless exercise, ownership limitations and dilution. As a result, the Conversion Warrants, in accordance with the guidance in ASC 815 (formerly Statement 133) and ASC 815-40 (formerly EITF Issue No. 07-5) have been recorded as a derivative liability and will be adjusted according to fair value at each reporting period (See Note 4). In connection with the IPO, the Company issued a further 69,132 Special Bridge Warrants to the note holders in order to reflect the conversion at a 25% discount of the offering price.

The following table summarizes the movement during the quarter of the instruments allocated in the Bridge Financing:

	Bridge Notes	Special Bridge Warrants	Conversion Warrants	Total
	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands
Allocated amount (as restated)	1,912	1,070	—	2,982
Fair value adjustment included in non-operating income	—	32	—	32
Interest expense accrued	476	—	—	476

Value at March 31, 2010	2,388	1,102	—	3,490

Interest expense accrued	594	—	—	594
Conversion into equity	(2,982)	—	—	(2,982)
Allocated amount—June 21, 2010	—	88	1,564	1,652
Fair value adjustment included in non-operating income	—	(241)	(239)	(480)

Value at June 30, 2010	—	949	1,325	2,274

Fair value adjustment included in non-operating expenses	—	409	557	966

Value at September 30, 2010	—	1,358	1,882	3,240

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

The Company measures its cash equivalents, Special Bridge Warrants and Conversion Warrants at fair value. Cash equivalents are classified within Level 1 because they are valued using quoted active market prices. The Special Bridge Warrants and Conversion Warrants are classified within Level 3 because they are valued using the Black-Scholes-Merton model which utilizes significant inputs that are unobservable in the market such as the expected stock price volatility and the dividend yield, and the remaining period of time the warrants will be outstanding before they expire.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, aggregated by the level in the fair-value hierarchy within which those measurements fall:

		Fair value measurement at reporting date using
	September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Description	U.S.$ thousands
Assets
Cash equivalents	6,830	6,830	—	—

Total assets	6,830	6,830	—	—

Liabilities
Derivative liabilities on account of warrants	3,240	—	—	3,240

Total liabilities	3,240	—	—	3,240

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4—Fair Value Measurements—(cont’d)

		Fair value measurement at reporting date using
	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Description	U.S.$ thousands
Assets
Cash equivalents	193	193	—	—

Total assets	193	193	—	—

Liabilities
Derivative liability on account of warrant	1,070	—	—	1,070

Total liabilities	1,070	—	—	1,070

In addition to the above, the Company’s financial instruments at September 30, 2010 and December 31, 2009, consisted of cash, accounts receivable, long term deposits, accrued expenses and the venture loan. The carrying amounts of all the aforementioned financial instruments, approximate fair value, except the venture loan (see below).

The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2010:

	Level 3
	Special Bridge Warrants	Conversion Warrants	Total
	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands
Balance at December 31, 2009	1,070	—	1,070

Fair value adjustment included in non-operating expenses	32	—	32

March 31, 2010	1,102	—	1,102

Allocated amount—June 21, 2010	88	1,564	1,652
Fair value adjustment included in non-operating income	(241)	(239)	(480)

June 30, 2010	949	1,325	2,274

Fair value adjustment included in non-operating expenses	409	557	966

September 30, 2010	1,358	1,882	3,240

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4—Fair Value Measurements—(cont’d)

Carrying amounts and the related estimated fair value of the venture loan are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	U.S.$ thousands		U.S.$ thousands
Venture loan	3,457	3,737	3,703	3,703

Note 5—Venture Loan

On December 29, 2009, the Company entered into a loan modification agreement with the lenders of the venture loan. The new facility bears an interest rate of 9.5% per annum, with an effective interest rate of 18%. Following a five month moratorium on principal payments from February to June 2010, the Company is repaying the loan monthly using a straight line calculation until March 2013. Future monthly payments of principal and interest amount to approximately $142 thousand.

The fair value of the loan was assessed using an interest rate of 12%, which represents market conditions for a similar loan.

Note 6—Temporary Equity

Upon the consummation of the IPO the Series B Convertible Preferred Stock previously classified as temporary equity was granted a 33% stock dividend, was subject to the 1 for 6 reverse split and then exchanged for shares of common stock and recorded as such. The balance was recorded as additional paid-in capital.

Note 7—Stockholders’ Equity

Stock Options

During the nine month period ended September 30, 2010, no stock options were awarded other than options to management (see below), 220,546 stock options were forfeited and 6,085 stock options were exercised. In addition, during the three month period ended September 30, 2010, a warrant to purchase 20,000 shares of common stock was exercised on a cashless basis, resulting in the issuance of 11,044 shares of common stock (see below), in addition, 164,162 stock options were forfeited.

As of September 30, 2010, there was approximately $2.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 3.2 years.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7—Stockholders’ Equity—(cont’d)

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

Upon the consummation of the IPO, the Company recognized a charitable donation of a warrant to purchase 20,000 shares of common stock at an exercise price of $1.50 granted in 2006. The fair value of the donation was calculated using the Black-Scholes-Merton model with an expected life of 6.33 years, a risk-free interest rate of 2.7%, an expected volatility of 56.1% and no dividend yield. The expenses for these options in the amount of $37 thousand were recorded upon the consummation of the IPO. During September 2010, the foregoing warrant was exercised on a cashless basis, resulting in the issuance by the Company of 11,044 shares of common stock.

As of September 30, 2010, there were 413,134 Management Options available for grant at an exercise price of $0.01 and a further 385,134 Management Options available for grant at an exercise price of $5.50.

The following table summarizes the option activity for the year 2010 by grant date.

	No. of shares Employees	No. of shares Non Employees	Exercise price	Fair value of common stock
			U.S.$	U.S.$
March 17, 2010	1,340,000	52,000	0.01	2.62
March 17, 2010	1,368,000	52,000	5.50	2.62

The fair value of the options to employees and directors was calculated using the Lattice model with an expected life of 2.35-5.33 years, a risk-free interest rate of 2.83% and an expected volatility of 64.3% and no dividend yield. The fair value of the common stock used for this calculation was $2.62. The fair value of options to non-employees is calculated using the Black-Scholes-Merton model with an expected life of 5.5 years, a risk free interest rate of 1.2%-1.35% and an expected volatility of 55% and no dividend yield.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8—Commitments and Contingencies

Future minimum lease payments under non-cancelable operating leases for office space and cars, as of September 30, 2010, are as follows:

U.S.$ thousands
Year ending December 31,

2010 (three months ending December 31, 2010)	25
2011	84
2012	28

137

Rental expense for operating leases for both office space and cars for the nine month period ended September 30, 2010 and 2009 was $122 thousand, and $113 thousand, respectively. Rental expense for operating leases for both office space and cars for the three month period ended September 30, 2010 and 2009 was $37 thousand, and $38 thousand, respectively.

Note 9—Risks and Uncertainties

(a)	The Company’s primary business is to provide video ringtones globally by partnering with international telecommunication carriers. Principal markets targeted are the U.S., Europe and the Far East. The Company’s business depends on the technological infrastructures, wireless networks and information systems of our international carrier partners.

(b)	The wireless industry in which the Company conducts its business is characterized by rapid technological changes, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards.

(c)	The Company’s data is hosted at a remote location. Although the Company has full alternative site data back-up, they do not have data hosting redundancy and are thus exposed to the business risk of significant service interruptions.

(d)	A significant portion of the Company’s expenses are denominated in NIS. The Company expects this level of NIS expenses to continue for the foreseeable future. If the value of the U.S. dollar weakens against the value of NIS, there will be a negative impact on the Company’s operating costs. In addition, to the extent the Company holds monetary assets and liabilities that are denominated in currencies other than the U.S. dollar, the Company will be subject to the risk of exchange rate fluctuations.

(e)	In order to continue operating as a going concern the Company may need to raise capital through further debt or equity transactions. The Company is thus exposed to a market risk that it will not be able to raise this capital.

Note 10—Subsequent Events

During the fourth quarter of 2010, subsequent to balance sheet date, two of the Company’s officers entered into separation agreements (the “Agreements”) with the Company. Pursuant to the Agreements, the Company will accelerate the vesting of 30% of $0.01 options previously granted to the officers, to be fully vested in the fourth quarter of 2010, prior to the initial one year vesting date. According to ASC 718 “Share Based Payments”, share-based compensation expenses recorded in prior periods should be reversed and the expense related to the aforementioned acceleration of vesting should be recognized at fair value. The date of the Agreements will be considered as the new grant date for fair value calculations. As of September 30, 2010, the Company estimates the total expense related to the aforementioned accelerated vesting to be approximately $0.1 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on June 22, 2010. The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our strategy to date has primarily focused on product maturation, research and development, distribution and marketing. We have been focusing on commercializing our service primarily through agreements with mobile carriers and other partners. We completed live commercial launches of our service with four mobile carriers operating in Turkey, Malaysia, Armenia and United Arab Emirates as well as a live commercial launch with RTL in Belgium, a major television network in that market. Our carrier partners have an aggregate of approximately 32 million subscribers, of which 90,000 currently subscribe to our service, and in addition 67,000 subscribers have enrolled on a free-trial basis.

In the current quarter our carrier reach expanded. We signed a partnership agreement with Everything Everywhere Limited, a United Kingdom communication company which operates the T-Mobile UK and Orange UK mobile services. With this launch, our video ringtone service would be made available to over 30 million subscribers in the United Kingdom. In preparation for this launch, we have entered into an agreement with Bango, a mobile billing service provider, to allow subscribers from all UK mobile operators to have direct billing functionality. Further, we signed an agreement with StarHub, a mobile carrier in Singapore. These launches are expected in the fourth quarter of 2010. Following the termination of our agreement with Avea in Turkey, we signed a deal with Retromedya, a third party service provider there, whereby we will have access to offer our service to the customers of all carriers in Turkey. As of the fourth quarter of 2009, we began to recognize revenues from our carrier subscription service. We are negotiating with additional mobile carriers in a number of different countries and we expect to continue to scale our carrier business during the remainder of 2010 and into 2011.

Our product maturation strategy has progressed with our creation of a video remix platform for the iPhone and Android operating systems that we will launch with various music artists.

In the current quarter we commenced revenue recognition for content sales. Content sales are made through carrier relationships, as well as through various app stores. We commenced paid content distribution both via Nokia’s Ovi store in the United Kingdom and, subsequent to the end of this quarter, with Verizon V Cast App Store in the United States. We have launched free trial downloads with Vodafone Shop in the following eight countries: Germany, Greece, Ireland, Italy, Netherlands, Portugal, Spain and the United Kingdom. Our content partnerships include major artists, celebrities and content providers, including T-Pain, Muhammad Ali Enterprises, Tiesto, Turner, Marvel, Hungama Mobile, RTL and Ingrooves.

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

Overview

Our financial statements were prepared using principles applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we are not able to continue as a going concern. We had approximately $7.4 million of cash and cash equivalents at September 30, 2010. Our average monthly burn rate from operations for the nine months ended September 30, 2010 and the year ended December 31, 2009, was $0.5 million, and $0.4 million, respectively. On April 1, 2009, we commenced repayment of a $5.0 million loan over a thirty-six month period (resulting in repayments amounting to approximately $0.3, $0.4 million and $0.8 million during the three and nine months ended September 30, 2010 and the year ended December 31, 2009, respectively). This loan agreement was modified to permit us to defer principal payments due during and subsequent to February 2010 until the consummation of our initial public offering. Subsequent to the closing of the initial public offering, we recommenced principal payments and the loan is to be repaid over 33 months until March 2013.

We are a development stage company. From inception, we have raised approximately $28.5 million. In May 2006, we raised $2.35 million through the issuance of 588 shares of Series A Convertible Preferred Stock. We issued 2,353,299 additional shares of Series A Convertible Preferred Stock as a stock dividend in August 2006, resulting in a total of 2,353,887 shares of Series A Convertible Preferred Stock outstanding. In February 2007, we completed a financing of $2.1 million of convertible notes, which was later exchanged and included as part of the Series B Financing. In July 2007, we raised a further $10.0 million through the issuance of 4,592,794 shares of Series B Convertible Preferred Stock and the issuance of 200,694 shares of common stock. In December 2009, we completed a bridge round of financing of $3.0 million of convertible notes. These notes were converted into equity upon the closing of our offering. In our initial public offering we raised $11 million, of which the net proceeds were approximately $9.2 million after taking into account the underwriters discounts and other related expenses. Immediately prior to the closing of the IPO, the Series A Preferred Stock and the Series B Preferred Stock were granted a stock dividend of 15% and 33% respectively and exchanged (at a 1:1 ratio) for common stock following a 1 for 6 reverse split. These amounts have been used to finance our operations, as until now as we have not yet generated any significant revenues. From inception through September 30, 2010, we recorded losses of $29.6 million and net cash outflow from operations of $22.3 million.

A substantial portion of our revenues and anticipated revenues are denominated in dollars and euros, while a significant portion of our expenses, principally salaries and related personnel expenses, are paid in Israeli currency by our subsidiary. As a result, we are exposed to an exchange rate risk if the value of the dollar or euro significantly depreciates vis-à-vis the value of the New Israeli Shekel.

Revenue

We recognize revenue from monthly subscription from carriers and content sales when all the conditions for revenue recognition are met: (i) persuasive evidence of an arrangement exists, (ii) collection of the fee is probable, (iii) the sales price is fixed and determinable and (iv) delivery has occurred or services have been rendered. Our subscription service arrangements are evidenced by a written document signed by both parties. Our revenues from monthly subscription fees and content purchases are recognized when we have received confirmation from the carrier that the amount is due to us, which provides proof that the services have been rendered, and making collection probable.

We recognize revenue from non-refundable up-front fees relating to set-up and billing integration across the period of the contract for the subscription service as these fees are part of a “hosting solution” as defined in ASC 605-10-S99 (SAB Topic 13.A.3.f). As these fees are part of a hosting solution that we provide to the carrier, and that the hosting is provided on our servers for the entire period of the arrangement with this carrier, the revenues relating to the monthly subscription, set-up fees and billing integration have been recognized over the period in the agreement.

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

Marketing expenses

Marketing expenses include the salary of all business development and marketing personnel, 50% of the CEO’s salary, travel expenses relating to business development activity and tradeshows, as well as public relations, advertising and customer acquisition expenses. As we increase our sales, certain commissions to agents will also be included in sales and marketing expenses.

General and administrative expenses

General and administrative expenses include 50% of the CEO’s salary, the salary of our finance and administrative personnel, rental costs for both the U.S. and Israeli offices, legal and accounting costs, telephone and other office expenses including depreciation. We expect our general and administrative expenses in the twelve months following the consummation of our initial public offering to increase significantly as we incur additional costs of being a public company. These costs will include increased legal and accounting costs, additional insurance costs, director compensation and increased share-based compensation expenses (recognition of which was triggered by the consummation of the initial public offering). This is in addition to the specific increases in professional fees as a result of recording of the placement agent warrants.

Non-operating expenses (income)

In 2009, our finance expense primarily consisted of interest payments on the venture loan. From December 2009 and until the consummation of our offering on June 21, 2010, these costs also included $0.1 million of interest expense on the convertible bridge loan. Non-operating expense (income) for all periods includes transaction gains (losses) from foreign exchange rate differences. In addition, non-operating expenses include a loss of $0.2 million (as restated) recorded as a result of the extinguishment of debt related to the loan modification agreement signed on December 29, 2009 with Silicon Valley Bank and Gold Hill, $1.1 million recorded as interest expense from the Beneficial Conversion Feature as a result of the conversion of the Bridge loan into equity, $1.2 million recorded as additional amortization on the convertible bridge loan and $1.3 million recorded on account of the lead investor warrants. Fair value adjustments of the Special Bridge Warrants and the Conversion Warrants derivative liabilities, which are highly influenced by our stock price at the quarter end (measurement date), are recorded in non-operating expense (income). During the six month period ended June 30, 2010, income in the total amount of $0.5 million was recorded in respect of the fair value adjustment to the abovementioned derivatives. During the three month period ended September 30, 2010, that income was offset by an expense of $1.0 million. We expect that our non-operating expenses (income) will be directly impacted by changes in fair value of these warrants over the next 5 years.

Income taxes

Our effective tax rate differs from the statutory federal rate primarily due to differences between income and expense recognition prescribed by income tax regulations and generally accepted accounting principles. We utilize different methods and useful lives for depreciating and amortizing property, equipment and intangible assets and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. In addition, our income tax expense has been adjusted for the effect of foreign income from our wholly owned subsidiary. At September 30, 2010, our deferred tax assets generated from our activities were entirely offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be realized. The deferred tax assets generated from our subsidiary’s operations are not offset by an allowance, as in our estimation, it is more likely than not to be realized.

        Our subsidiary generates net taxable income from services it provides to us. The subsidiary charges us for research and development and certain management services which it provides us, plus a profit margin on such costs, which is currently 8%. However, the subsidiary is a “beneficiary enterprise” as defined in amendment No. 60 to the Israeli Law for the Encouragement of Capital Investment, 1959, which means that income arising from its approved research and development activities is subject to zero percent tax for a period of two years and a reduced tax rate for the subsequent five years. The subsidiary elected to receive the zero percent tax benefits for the fiscal years of 2007 and 2008. Beginning in 2009, the subsidiary is subject to taxes on its income. This tax liability (and tax expenses) has been recorded in our financial statements for the three and nine months ended September 30, 2010 and for the year ended December 31, 2009.

Results of Operations

Three Months and Nine Months Ended September 30, 2010 and 2009 and the development stage period (cumulative from inception through September 30, 2010)

The following analysis compares the results of our operations for the three and nine months ended September 30, 2010 to the results of operations for the three and nine months ended September 30, 2009 and the results of our operations from inception through September 30, 2010.

Revenue

	Three months Ended September 30			Nine months Ended September 30			Cumulative from inception to September 30,
	2009	2010	Change	2009	2010	Change	2010
		($ - in thousands)			($ - in thousands)		($ - in thousands)
Revenue	9	54	45	9	128	119	148

During the three and nine months ended September 30, 2010, we recorded revenues of $54 thousand and $128 thousand, which represents an increase of $45 thousand and $119 thousand from our revenues for the three and nine months ended September 30, 2009. During the period ended September 30, 2009, we recorded revenues of $9 thousand. This amount reflects an immaterial correction to the amount previously presented for the nine months ended September 30, 2009. The increase in revenue from the second quarter to the third quarter of 2010 was due to an increase in revenues from our revenue-sharing agreement in Malaysia whereby we recognized $26 thousand in the third quarter and $15 thousand in the second quarter of 2010 (a growth of 73%). We also recognized $15 thousand in minimum guarantees from our service in the United Arab Emirates. Our revenues from our service in Armenia remained at $9 thousand per quarter and we also recognized approximately $4 thousand from our revenue-sharing agreement in Turkey (up from approximately $3 thousand in the second quarter of 2010. We expect to continue to generate a significant portion of our revenues for the coming quarters from: (i) continuing to recognize the revenue from our agreement with Vivacell in Armenia, (ii) monthly revenue relating to our service in the United Arab Emirates and (iii) our revenue-sharing agreements in Turkey and Malaysia (iv) revenue generated by our newly signed agreement with Everything Everywhere Limited in the UK, and (v) revenue generated by our newly signed agreement with StarHub in Singapore. From inception through September 30, 2010, we have recorded revenues of $148 thousand, which amount includes $45 thousand from our services in Armenia, $40 thousand from our services in the United Arab Emirates, $53 thousand from our services in Malaysia and $10 thousand from our services in Turkey.

Cost of Revenue

	Three months Ended September 30			Nine months Ended September 30			Cumulative from inception to September 30,
	2009	2010	Change	2009	2010	Change	2010
	($ - in thousands)			($ - in thousands)			($ -in thousands)
Cost of revenue	17	64	47	17	131	114	162

During the three and nine months ended September 30, 2010, our cost of revenue was $64 thousand and $131 thousand, which represents an increase of $47 thousand (or 276%) and $114 thousand (or 670%) from our cost of revenue for the three and nine months ended September 30, 2009, respectively. Cost of revenue is comprised of services related to the provision of content to end-users and hosted servers needed to support the service in markets where we have launched our services.

As our service grows and we launch in other territories, we expect that cost of revenue will increase as we provide more content and other services to the users of our service. As some of these costs are fixed irrespective of our revenues, we expect our gross margin to increase significantly over time. We believe that we currently have enough server capacity to service up to two million global users before we need to expand our server capacity. From inception through September 30, 2010, our total cost of revenue was $162 thousand.

Research and Development

	Three months Ended September 30			Nine months Ended September 30			Cumulative from inception to September 30,
	2009	2010	Change	2009	2010	Change	2010
	($ - in thousands)			($ - in thousands)			($ -in thousands)
Research and development	455	630	175	1,493	1,736	243	10,120

Research and development expenses increased from $455 thousand to $630 thousand (51%) during the three month period ended September 30, 2010, compared to the three month period ended September 30, 2009. During the nine months ended September 30, 2010, research and development expenses increased $243 thousand (or 16.2%) to $1,736 thousand from $1,493 thousand in the nine months ended September 30, 2009.

From inception through September 30, 2010, research and development expenses amounted to $10.1 million. Of this amount, approximately $7.3 million was attributed to salaries and related expenses, $1.6 million was attributed to sub-contracting and consulting services, $0.6 million was attributed to operating expenses and $0.6 million was attributed to patent expenses.

Our research and development expenses increased for the three and nine months ended September 30, 2010, compared with the three and nine months ended September 30, 2009, mainly due to increased option compensation expenses in connection with 2010 grants. While we continue to develop and expand our product line, we have not increased our research and development costs over the last 12 months (other than option costs). As our business matures and our revenues increase, we expect that our research and development expenses will grow at a slower rate than our corresponding revenues and marketing expenses. We also expect that our compensation costs will increase due to the recording of the expense related to the options granted to management and employees.

Marketing

	Three months Ended September 30			Nine months Ended September 30			Cumulative from inception to September 30,
	2009	2010	Change	2009	2010	Change	2010
	($ - in thousands)			($ - in thousands)			($ - in thousands)
Marketing	373	475	102	1,268	1,515	247	8.039

During the three months ended September 30, 2010, marketing expenses increased $102 thousand (or 27.3%), to $475 thousand, from $373 thousand in the three months ended September 30, 2009. During the nine months ended September 30, 2010, marketing expenses increased $247 thousand (or 19.5%), to $1,515 thousand, from $1,268 thousand in the nine months ended September 30, 2009.

From inception through September 30, 2010, marketing expenses totaled $8.0 million. Of this amount, approximately $4 million was attributed to salaries and related expenses, $1.2 million was attributed to sub-contracting and consulting services, $0.6 million was attributed to public relations services and customer acquisition expenses, and $1.6 million was attributed to travel and tradeshows.

The growth in our marketing expenses for the three months ended September 30, 2010 was in part due to the re-hiring, in April 2010, of the President of the Company in the United States thereby increasing salary expense. In addition, there was an increase in share compensation and vacation accrual expenses in this three month period. A significant portion of our marketing activity relates to the launching of services with our global partners and building a pipeline for further agreements. In addition, we conducted direct-to-consumer marketing activities in the countries where we have launched our services to build on the efforts of our partners. While we do not expect to invest heavily in direct-to-consumer marketing activities in the future, we do expect an increase in marketing expenses as we continue launching our service in different global markets. In certain markets, our marketing efforts may include hiring local personnel to introduce us to the market and purchasing rights to certain local content. As our market reach grows, we expect our marketing expenses to continue to increase our visibility to potential partners. We also expect that our compensation costs will increase significantly due to the recording of the expense related to the management options.

General and Administrative

	Three months Ended September 30			Nine months Ended September 30			Cumulative from inception to September 30,
	2009	2010	Change	2009	2010	Change	2010
	($ - in thousands)			($ - in thousands)			($ - in thousands)
General and administrative	245	558	313	819	1,413	594	5,843

During the three months ended September 30, 2010, general and administrative expenses increased $313 thousand (or 128%), to $558 thousand, from $245 thousand in the three months ended September 30, 2009. During the nine months ended September 30, 2010, general and administrative expenses increased $594 thousand (or 73%), to $1,413 thousand, from $819 thousand in the nine months ended September 30, 2009.

From inception through September 30, 2010, general and administrative expenses totaled $5.8 million. Of this amount, approximately $2.2 million was attributed to salaries and related expenses, $0.5 million was attributed to rent, $1.5 million was attributed to ongoing office management expenses, $1.2 million was attributed to professional fees (including $0.2 million and $60 thousand for placement agent fees and the fair value (as restated) of the placement agent warrant, respectively) and $0.4 million was attributed to depreciation.

General and administrative expenses for the three months ended September 30, 2010, were higher than the general and administrative expenses for the three months ended September 30, 2009 due to the increase in various professional fees in connection with becoming a public company. In addition, there was an increase in insurance costs for our directors’ and officers’ liability insurance and an increase in compensation expenses due to new option grants in 2010. The increase in our general and administrative expenses in 2010 have been partially offset by the reduction of our rental costs for our headquarters in New York, which decreased significantly due to our relocation upon the termination of our lease in September 2009. We expect that our general and administrative expenses will increase due to the costs of being a public company. These costs will be reflected in increased accounting, legal and insurance costs as well as increased costs to hire additional personnel to meet our obligations under the Sarbanes-Oxley Act. We also expect that our compensation costs will increase significantly due to the recording of expense related to management options and acceleration of vesting related to the separation agreements signed with two of the Company’s officers.

Non-operating Expense (Income), Net

	Three months Ended September 30			Nine months Ended September 30			Cumulative from inception to September 30,
	2009	2010	Change	2009	2010	Change	2010
	($ - in thousands)			($ - in thousands)			($ - in thousands)
Non-operating expense (income), net	144	1,145	1,001	449	4,722	4,273	5,504

During the three month period ended September 30, 2010, non-operating expense, net, increased $1.0 million (or 700%), to $1.1 million, from $144 thousand in the three month period ended September 30, 2009. During the nine months ended September 30, 2010, non-operating expense, net, increased $4.3 million (or 951%), to $4.7 million, from $0.45 million in the nine months ended September 30, 2009. The increase in non-operating expense, net, for the three month period ended September 30, 2010, compared to the corresponding period in 2009, was primarily due to $966 thousand expense recorded in connection with the quarterly valuation of the Special Bridge and the Conversion Warrants derivative liabilities. The increase in fair value of the derivative liabilities is mainly due to the increase in the stock price at quarter end.

From inception through September 30, 2010, non-operating expenses totaled $5.5 million. Of this amount, we recorded income from interest on deposits of $0.4 million and interest expense on the SVB/Gold Hill loan of $1.0 million. In addition, we recorded $0.14 million of debt extinguishment expense related to the Series B Convertible Preferred Stock, $0.2 million of debt extinguishment expenses as a result of the loan modification agreement with SVB/Gold Hill, $1.0 million of additional interest expense as a result of the conversion of the convertible loan, $0.3 million of warrant amortization and $1.1 million of additional interest expense from the Bridge Notes as well as $0.1 million of interest expenses on the Bridge Notes. We also recorded an expense of $1.3 million as additional interest expense for the warrants granted to the lead investors of the Bridge Financing as well as non-operating expense of $0.5 million for the adjustment of the fair value of the Special Bridge Warrants and the Conversion Warrants. We expect that our non-operating expenses moving forward will be affected by the adjustments to fair value of the derivative instruments (the Special Bridge Warrants and the Conversion Warrants) and additional interest payments in respect of the Venture Loan.

Taxes on Income

	Three months Ended September 30			Nine months Ended September 30			Cumulative from inception to September 30,
	2009	2010	Change	2009	2010	Change	2010
	($ - in thousands)			($ - in thousands)			($ - in thousands)
Taxes on income	16	14	(2)	54	52	(2)	46

During the three and nine month period ended September 30, 2010, taxes on income remained stable compared to the three and nine month period ended September 30, 2009. Changes in taxes on income are due to profits generated by our subsidiary as a result of the intercompany cost plus agreement between us and the subsidiary, whereby the subsidiary performs development services for us and is reimbursed for its expenses plus 8%. For financial statements purposes, these profits are eliminated upon consolidation. The profits of the subsidiary benefitted from a tax holiday in the 2007-2008 tax years but are taxable thereafter. In prior periods, the changes in taxes on income resulted from the change in the deferred tax asset, as those periods were covered by the tax holiday as described above. From inception through September 30, 2010, taxes on income totaled $46 thousand. We expect this trend will continue as our subsidiary will continue to profit from the cost plus agreement. In the future, the subsidiary may apply for an extension to its “Beneficiary Enterprise” status under the Israeli Law for the Encouragement of Capital Investments, 1959, whereby part of its profits may be tax-exempt.

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

Liquidity and Capital Resources

        As of September 30, 2010, we had a cash position of $7.4 million and net working capital of $5.6 million. The increase in cash of $6.6 million for the nine months ended September 30, 2010 compared to the year ended December 31, 2009 was due to the receipt of proceeds from the IPO. We believe that cash and cash equivalents and expected cash flow from operations will be sufficient to meet our planned cash requirements for working capital and other obligations for at least the next twelve months. In the nine months ended September 30, 2010, we received the remaining $2.6 million proceeds from the Bridge Financing, of which $0.2 million was paid to the placement agent for the Bridge Financing and we also received net proceeds of $9.2 million from our initial public offering. The increase in net cash outflow from operations for the nine months ended September 30, 2010 compared to the year ended December 31, 2009 reflects payments related to our new status as a public company. As of September 30, 2010, our stockholders’ equity was $0.1 million due in part to the classification of the Special Bridge Warrants and the Conversion Warrants as derivative liabilities rather than equity securities.

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

As of September 30, 2010, we had 32 full time employees and 5 part-time employees. We do not expect to significantly increase our workforce in the next 12 months.

Cash flows for the nine months ended September 30, 2010 and 2009

	Nine months Ended September 30,
	2010	2009	Change
	($ - in thousands)
Net cash provided by (used in) operating activities	(4,734)	(3,632)	(1,102)
Net cash provided by (used in) investing activities	2,517	(29)	2,546
Net cash provided by (used in) financing activities	8,856	(611)	9,467

Operating activities

During the nine months ended September 30, 2010, net cash used in operating activities totaled $4.7 million. During the nine months ended September 30, 2009, net cash used in operating activities totaled $3.6 million. This increase of $1.1 million used in operating activities was due to payments to service providers in connection with the Bridge Financing and the IPO, including the placement agent, auditors, directors insurance and legal counsel. We expect our net cash used in operating activities to increase in the next twelve months due to costs related to being a public company. As we move towards greater revenue generation, we expect some of these amounts will be offset by revenue. Since we receive most of our revenues directly from carriers whose payment schedules are generally at net 60 days or net 90 days (and sometimes even longer than that), and our suppliers’ payment schedules are generally net 30 days, we do not expect the increase in revenue will initially increase our net cash from operating activities.

Investing activities

During the nine months ended September 30, 2010, net cash provided by investing activities totaled $2.5 million. During the nine months ended September 30, 2009, net cash used in investing activities totaled $29 thousand. This increase of $2.5 million provided by investing activities is primarily due to the release of proceeds from the Bridge Financing from escrow, which was slightly offset by the purchase of fixed assets. Fixed asset purchases in the nine months ended September 30, 2010 amounted to $68 thousand compared to $29 thousand for the nine months ended September 30, 2009. The increase in fixed asset purchases was due to the need to replace certain fixed assets that had fully depreciated and to improve the servers in the research and development facility of our Israeli subsidiary. We expect that net cash used in investing activities will increase in the twelve months following the offering as we intend to use a portion of the investment proceeds from the offering on capital expenditures for computers, software and office furniture. Moreover, as our service continues to grow, we will need to increase our server capacity to meet the needs of our customers.

Financing activities

During the nine months ended September 30, 2010, net cash provided by financing activities totaled $8.9 million, which relates to the net proceeds received as a result of our initial public offering, partially offset by the repayment of principal on the Venture Loan. Following the successful completion of the initial public offering we expect to continue to see a net cash outflow from financing activities as a result of the repayment of the Venture Loan and, dependent on our share price and other market conditions, possible inflows from the exercise of warrants and other instruments.

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

Initial Public Offering

        On June 21, 2010, we consummated an initial public offering in the aggregate amount of $11.0 million (the “IPO”) whereby we sold 2,392,000 units consisting of one share of common stock and two warrants. Each unit was sold at $4.60, with the warrants exercisable for five years following the IPO at an exercise price $5.06. Net proceeds from this offering were approximately $9.2 million after taking into account the underwriters discounts and other related expenses. Upon the consummation of the IPO the Bridge Notes were converted into an aggregate of 864,332 units (see above). As a result of this offering the shares of Series A and Series B Convertible Preferred Stock were awarded a stock dividend, were subject to a 1 for 6 reverse split and converted in common stock according to a 1 to 1 ratio.

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

Venture loan

We have drawn down on a loan facility for $5.0 million. The loan facility bears interest at a rate of 9.5% per annum and an effective interest rate of 18%. The contractual repayment schedule required a 36-month repayment schedule beginning on April 1, 2009 following a six-month interest only period. Pursuant to the Bridge Financing, we entered into a loan modification agreement with our lenders whereby principal payments on the facility were deferred until the earlier of six months from the Bridge Financing or the consummation of the initial public offering. Following the recommencement of principal payments, on July 1, 2010, the remaining portion of the loan will be repaid through March 1, 2013. Future loan payments on the facility, including principal and interest will amount to approximately $142,000 per month.

Contractual obligations

We have a non-cancellable operating lease for our subsidiary’s offices in Israel for which we pay approximately $5 thousand monthly. This commitment is for the period ending May 31, 2012. We pay $3,900 monthly for our U.S. lease. Our U.S. lease is cancellable upon 45 days’ notice.

The subsidiary leases four motor vehicles for certain employees with variable commencement and expiration dates. All leases are for a total of 36 months whereby the final three months of the contract have been prepaid. Total monthly expenses for these leases amount to approximately $3.5 thousand. Expiration dates for the leases are on various dates from December 2010 through September 2013.

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2009 and 2008 and our unaudited consolidated financial statements for the three and nine months ended September 30, 2010, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

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

        The effect on our consolidated statement of operations of the 1,392,000 management options granted at $0.01 and of the 1,420,000 management options granted at $5.50 upon consummation of the offering was based on the valuation of the common stock as discussed below. These options, although granted during the first quarter, only reached their recognition date with the consummation of the offering. To calculate the effect of these options on our consolidated statement of operations, we considered the valuation of the common stock as at March 31, 2010 (as discussed below) and calculated the value of these management options using the Lattice model, with a volatility of 65% and a risk-free interest rate of 2.8% . The volatility and risk-free interest rate were calculated using the contractual life of these options (6 years), whilst the value was calculated using the estimate life of 4 years. The fair value of the common stock as of March 31, 2010 was determined to be $2.62, which represents the $2.80 ascribed value of the common stock portion of the unit, discounted to reflect other exit scenarios. Options granted to consultants are revalued at every reporting period. These options were valued using the Black-Scholes-Merton model. As of September 30, 2010, the fair value of the common stock was determined to be $3.30, based on an expected volatility of 53%, risk-free interest rate of 0.7% – 1.35%.

The charitable warrant granted in October 2006 that reached its recognition date at the consummation of the IPO was valued using the Black-Scholes-Merton model, with a volatility of 56%, expected life of 6.33 years and a risk-free interest rate of 2.70%. The fair value of the common stock was valued at $2.79. During September 2010, the warrant was exercised on a cashless basis, resulting in the issuance of 11,044 shares of common stock by the Company.

To the extent we made different assumptions regarding the fair value of the common stock, the stock price volatility or the estimated time that option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense, and our net loss and net loss per share, could have been significantly different.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 30, 2010, we have fully offset our U.S. net deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate U.S. taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance.

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

Valuation of Common Stock

The units that were issued as part of the IPO consisted of one share of common stock and two warrants (each exercisable at $5.06). We used the Black-Scholes-Merton model to determine the value of the warrants. The warrants in the unit were valued at June 30, 2010 based on an exercise price of $5.06, expected term of five years, volatility of 54% and a risk-free interest rate of 1.82%. These parameters valued the two warrants at $1.53 and the common stock at $2.57. The warrants in the unit were valued at December 31, 2009 using the following parameters—an exercise price of $5.50 (the expected exercise price at the time of the valuation), expected term of five years, volatility of 60.63% and a risk-free interest rate of 2.87%. These parameters valued the two warrants at $2.14 and the common stock at $2.86. This common stock valuation was used to determine the value of the Special Bridge Warrants as well as the value of the warrants attached to the modified venture loan and was also used to value the common stock options as stated above. On July 27, 2010, the units were separated into their underlying shares of common stock and warrants.

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

Valuation of Instruments in Temporary Equity

Proceeds from our Series B financing have been classified as Temporary Equity. The proceeds were allocated using the relative fair value method. We determined that there are no embedded features that would require bifurcation as derivative instruments. Had management used other assumptions or valuation models, there might have been a material difference in the fair value allocations and the conclusions regarding the accounting treatment for the Series B share issuance.

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

Following our IPO, the Series B preferred shares were exchanged into common stock, after receiving a stock dividend of 33% and the 1 for 6 reverse split.

Valuation of Instruments in Bridge Financing

Proceeds from the Bridge Financing were first allocated to the Special Bridge Warrants, which were classified as a derivative liability and recorded at fair value, with the residual amount being allocated to the Bridge Notes, in accordance with the guidance in ASC 815 (formerly Statement 133) and ASC 815-40 (formerly EITF Issue No. 07-5). The Special Bridge Warrants and Bridge Notes were classified as liabilities on the balance sheet. The Special Bridge Warrants have down-round protection clauses and their fair value is calculated using the Black-Scholes-Merton model at every reporting period. The assumptions used in the initial calculation were 53% expected volatility, a risk-free interest rate of 1.6%, estimated life of 4.5 years and no dividend yield. The fair value of the common stock was estimated at $2.57. Upon the consummation of the IPO, we issued a further 69,132 Special Bridge Warrants to the holders of the Bridge Notes to reflect the final offering price of the IPO units. These warrants were valued on the date of the IPO by using the Black-Scholes-Merton model. The assumptions used in this calculation were 53% expected volatility, a risk-free interest rate of 1.9%, estimated life of 4.5 years and no dividend yield. The fair value of the common stock was estimated at $2.79. The additional warrants were then adjusted according to the fair value above at the end of the reporting period.

The warrants granted to the Bridge Note holders (the “Conversion Warrants”), were classified as a derivative liability and recorded at fair value at the time of the IPO in accordance with the guidance in ASC 815 (formerly Statement 133) and ASC 815-40 (formerly EITF Issue No. 07-5).The Conversion Warrants were classified as a long-term liability on the balance sheet. The Conversion Warrants have down-round protection clauses and their fair value is calculated using the Black-Scholes-Merton model at every reporting period. The assumptions used in this calculation for the date of the IPO were 54% expected volatility, a risk-free interest rate of 2.1%, estimated life of 5 years and no dividend yield. The fair value of the common stock was estimated at $2.79. These warrants were valued again on September 30, 2010, with the increase in fair value being recorded as non-operating expense. The assumptions used in this calculation were 54% expected volatility, a risk-free interest rate of 1.8%, estimated life of 5 years and no dividend yield. The market value of the common stock was at $3.30.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board recently issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which amends Topic 820 and demands more robust disclosures of (1) the different classes of assets and liabilities measured at fair value, (2) the valuation of techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2 and 3. The disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2010-06 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Vice President Finance (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Vice President Finance concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons set forth below.

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

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A.	Risk Factors.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of

Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Agreement on Cooperation, dated July 15, 2010, between the Company and Retromedya (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2010).

10.2^	Marketing Agreement, dated August 19, 2010, between the Company and Everything Everywhere Limited.

10.3^	Collaboration Agreement, dated September 15, 2010, between the Company and Starhub Mobile PTE Ltd.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

^	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information to be filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of November, 2010.

VRINGO, INC.

By:	/S/ ELLEN COHL
Ellen Cohl
Vice President Finance
(Principal Financial Officer)