Form 10-K
period 2010-12-31
Vringo Inc
filed 2011-03-31
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 001-34785

VRINGO, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4988129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 East 16th Street, 7th Floor, New York, N.Y.	10003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 525-4319

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock and Warrants	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010, was $13,087,155.

As of March 25, 2011, 5,673,253 shares of the registrant’s common stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report includes certain “forward-looking statements” relating to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The words “may,” “will,” expect,” anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect future plans of operations, business strategy, operating results, and financial position.

We caution readers that a variety of factors could cause actual results to differ materially from anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

•	our ability to produce, market and generate sales of our products;

•	our ability to develop and introduce new products;

•	projected future sales, profitability and other financial metrics;

•	our ability to attract and retain key members of our management team;

•	future financing plans;

•	anticipated needs for working capital;

•	anticipated trends in our industry;

•	our ability to expand our sales and marketing and other operational capabilities; and

•	competition existing today or that will likely arise in the future.

Although management believes the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements. Neither the information on the Company’s current or future website is, and such information shall not be deemed to be, a part of this Report or incorporated in filings the Company makes with the Securities and Exchange Commission.

VRINGO, Inc.

PART I

Item 1. Business

Unless the context requires otherwise, references to “we,” “us,” “our,” “the Company,” and “Vringo,” refers to Vringo, Inc. and its subsidiary.

Overview

We provide a range of software products for mobile video entertainment and personalization. To date, we have developed three different mobile video application platforms and we intend to develop and acquire more product functionality and services. Our current flagship product is our Vringo Video Ringtone platform that allows users to create, download and share mobile entertainment content in the form of video ringtones for mobile phones. We believe that our comprehensive video ringtone service represents the next stage in the evolution of the ringtone market from standard audio ringtones to high-quality video ringtones, with social networking capability and integration with web systems. Our solution, which encompasses a suite of mobile and PC-based tools, enables users to create, download and share video ringtones with ease. Our solution, furthermore, provides our business partners with a consumer-friendly and easy-to-integrate monetization platform.

We have recently developed two additional mobile application product platforms:

•	Facetones™, a visual ringtone experience based on social network pictures from your friends; and

•	Video ReMix an application that allows you to create your own music video by tapping on a smartphone or tablet, in partnership with music artists and brands.

Facetones™ is expected to launch in Q2 2011, and we have initially released two applications from our Video ReMix platform, one of which was together with T-Pain.

On March 8th, 2011 we announced that we had signed a Letter of Intent to acquire the assets of m-Wise, Inc., (OTC: MWIS) (“m-Wise”) a provider of a platform for management, distribution and monetization of mobile content. m-Wise had sales of $2.1 million for the nine months ended September 30, 2010 and supports a number of customers worldwide including major content providers such as Universal Music Group, Jesta Digital (formerly Fox Mobile), and Sendmemobile (formerly Thumbplay). The m-Wise platform currently supports over 3 million daily mobile content transactions and has supported over 1 billion transactions in the aggregate since its inception. We believe the m-Wise platform is a robust and highly featured software environment that allows for cloud based delivery of mobile content and services. We intend to use this platform and capability to facilitate the launch of additional video services and applications. The consummation of the transaction is dependent on completion of a definitive purchase agreement, due diligence, and approval by the respective company’s shareholders and Boards of Directors.

We were incorporated in January 2006 and are still a development stage company. Since inception through the close of the fourth quarter 2010, we have generated only $231,000 in revenues, which includes: $97,000 from our services in Malaysia, $54,000 from our services in the United Arab Emirates, $53,000 from our services in Armenia, $15,000 from our services in Turkey, and $10,000 from an initial one time setup fee in Singapore. We have a history of losses since inception, including a net loss of $9.9 million and $6.1 million for the years ended December 31, 2010 and December 31, 2009, respectively. All of our audited consolidated financial statements since inception have contained a going concern opinion by our auditors, which means that our auditors have substantial doubt about our ability to continue as a going concern.

Our video ringtone platform has been our primary product of focus since inception. This platform combines a downloadable mobile application which works on multiple operating systems and over 400 mobile handsets, a WAP site, which is a simplified website accessible by a user on a mobile phone, and a website, together with a robust content integration, management and distribution system. As part of providing a complete end-to-end video ringtone platform, we have amassed a library of over 12,000 video ringtones that we provide for our users in various territories. Certain portions of this library are geographically restricted. We also have developed substantial tools for users to create their own video ringtones and for mobile carriers and other partners to include their own content and deliver it solely to their customers. Our VringFoward™ video ringtone technology allows users to enjoy a rich social experience by sharing video ringtones from our library or which they created.

Until the end of 2009, our video ringtone service was offered to consumers for free. We have been moving to a paid service model together with mobile carriers and other partners around the world. The initial revenue model for our video ringtone service offered through the carriers is generally a subscription-based model where users pay a monthly fee for access to our service and additional fees for premium content. Our free version is still available in markets where we have not entered into commercial arrangements with carriers or other partners. We have built our video ringtone platform with a flexible back-end and front-end that is easy to integrate with the back-end systems of mobile carriers and easy to co-brand with mobile carriers. To date, we have filed 24 patent applications for our platform, two of which have been issued to date, and we continue to create new intellectual property.

As of March 11, 2011, we have launched our commercial video ringtone service with the following seven partners:

•

Avea Iletisim Hizmetleri A.S., or Avea, a mobile carrier in Turkey with 12.1 million subscribers, of which there are 14,800 subscribers to our paid service (launched in November 2009 and superseded by an agreement with billing aggregator Retromedya on July 15, 2010);

•

Maxis Mobile Services SDN BHD, or Maxis, a mobile carrier in Malaysia with 11.4 million subscribers, of which there are 194,000 subscribers to our paid service and an additional 20,000 subscribers on a free trial basis (launched in September 2009);

•

Vivacell-MTS, or Vivacell, a mobile carrier with 2.0 million subscribers in Armenia, where we have launched our products and services and have 14,300 subscribers on a free-trial basis, and which is part of the MTS operator group with over 96.0 million global subscribers (launched in June 2009);

•	Emirates Telecommunications Corporation, or Etisalat, a mobile carrier with 7.3 million subscribers in the

United Arab Emirates, where we have launched our products and services and have 13,100 subscribers to our paid service, and which has more than 94.0 million subscribers worldwide (launched in January 2010);

•

Everything Everywhere Limited, a mobile carrier with almost 30.0 million subscribers in the United Kingdom. Our video ringtone platform launched was with Orange UK, a large mobile communications company with 16.0 million subscribers (launched in February 2011);

•	Starhub, a mobile carrier with 2.0 million subscribers in Singapore (launched in February 2011); and

•

RTL in Belgium, part of the Bertelsman RTL Television network, has offered together with us, a subscription service on all three Belgian mobile operators (with a combined subscriber base of 1 million ) that includes RTL content (launched in June 2010).

We are currently in discussions with several other mobile carriers and we will be pursuing additional agreements with mobile carriers over the next 12 to 24 months.

According to a recent study by the United Nations there were 5 billion global mobile subscribers in 2010. The markets in which we have launched our service (UK, Singapore, Malaysia, Turkey, United Arab Emirates, Belgium and Armenia) have an estimated 140 million mobile subscribers (including carriers with whom we do not currently have any agreements), which is less than 3% of global subscribers.

We have recently launched our new Video Remix platform. The initial application “Booty Symphony” was developed with Nappy Boy Enterprises, the music production company of the artist TPain. The Video ReMix platform allows the user to download an application for iOS (iPhone, iPad, iPod) or Android and create their own music video by tapping on a variety of music beats and video files. Essentially, the user is able to “Remix” this music video content and add his own user generated video to the mix and then view this content or share it with friends via Facebook or other social networks. Booty Symphony was released in an ad supported free Android version as well as paid versions for iOS and Android. Our newest application on our Video ReMix platform will be with another recording artist and sponsored by a major brand. Initially this will be a free application for the IPad featuring High Definition Video ReMix.

We have recently announced our plans to launch our new Facetones™ social ringtone platform. This platform will generate social visual ringtone content automatically by aggregating and displaying your friend’s pictures from social networks and then displaying as a video ringtone, as well as a video ringback tone. These do not replace, but rather enhance, standard ringtone and ringback tones with relevant, current social content that is visually displayed. The product is still in internal testing and we intend to soon begin customer testing to be followed by product launch.

We were incorporated as a Delaware corporation in January 2006. Our principal executive offices are located in New York, New York and we have a subsidiary, Vringo (Israel) Ltd., located in Beit Shemesh, Israel (the “Subsidiary”).

Market Overview

The Mobile Video Market

Mobile video has arrived. Improved handset technology and the availability of high speed data networks have spurred tremendous growth in mobile video consumption and revenues. According to Pyramid Research, the mobile video market will grow to 534.0 million global subscribers in 2014, representing $16 billion in revenues in the United States alone. According to the Yankee Group, mobile video services will drive $24 billion in revenue to mobile operators worldwide by 2014. According to Cisco, mobile video data usage is expected to grow at a 108% Compound Annual Growth Rate from 2009 – 2014. We believe video services of all kinds will proliferate including video calling and conferencing, Interactive Video and Voice Response, video mail, video ringtones and video ringback tones. Vringo has initially chosen to focus on the video personalization market represented by video ringtones which we believe would represents the natural evolution of the ringtone and personalization market.

The Ringtone Market evolves to Video. Many mobile phone users choose to personalize their mobile phone by changing the standard manufacturer’s ringtone to a ringtone of their choice. Some users select one of the several ringtones installed on the phone by the manufacturer. Since many handsets are now capable of playing conventional digital music files, many mobile users install MP3 and other digital music files as their ringtones to create an even more personalized mobile experience. According to a 2008 study by Ipsos MediaCT, more than one-third of mobile users download ringtones from various sources, and 40% of such users change their ringtones frequently.

Since the early days of mobile phone usage, mobile carriers, mobile media companies and content owners have recognized the sale of ringtones as a source of significant revenues. Ringtones are generally sold as single units or as part of a monthly subscription service in which the user is entitled to a package of ringtones. The ringtone industry was created in 1997 with the first sales of polyphonic ringtones and developed further in 2002 with the creation of the truetone or mastertone.

A significant evolution and innovation in the ringtone business occurred in 2004 with the advent of the ringback tone, which is a tune that the recipient of a call can choose for the caller to hear instead of the standard ring. There has been tremendous growth in ringback tones in recent years. Ringback tones are a network-based service sold by mobile carriers generally on a monthly subscription basis with additional costs for content in some markets. Ringback tones are the first “social ringtones” because users are able to choose the sound that callers will hear when they call the user. According to Multimedia Intelligence, sales in the ringback tone market will reach $4.7 billion in 2012. We anticipate that the ringback market will also evolve to include video, and we intend to play a role in this evolution as the market demonstrates growing acceptance of social ringtone behavior.

Overall, the ringtone business has seen little innovation in recent years and most analysts actually have noted its decline. We believe it is ready for the next evolution of products and services. Our video ringtone service is a subset of the mobile video market since video ringtones are essentially mobile video clips that are activated upon receipt of a phone call. As users begin to consume more mobile video content, they will expect their ringtones to consist of more than plain audio.

We believe the following additional market factors and trends will also contribute to the growth of our business in the near future:

Mobile social networking is growing exponentially. Mobile phone users are increasingly engaging in social networking on their phones, using services such as Facebook and Twitter. The commercial success of ringback tones demonstrates that users want a social experience as part of their ringtone experience. According to Juniper Research, global revenues for mobile social networking and user-generated content will rocket to $11.8 billion in 2013. Our platform is a subset of mobile social networking and user-generated content since our VringFoward™ video ringtone technology allows users to enjoy a rich social experience by sharing video ringtones from our library or which they created. Our Facetones™ product allows relevant social network picture content to automatically play each time a user receives or makes a phone call.

User generated content continues to grow. We believe the growth of user-generated content on sites like YouTube is only at a nascent stage. Furthermore, we believe licensed content may only captures a fraction of the content users are interested in because of the advances in technology that facilitate the creation of user-generated content. Our easy-to-use video ringtone platform allows users to seamlessly create, edit and share their own user-generated video ringtones. Our Video ReMix platform allows users to add their own video clips and mix them together with artist and branded content in a unique and rich form of user generated mobile video content.

Consumers are no longer afraid of mobile applications. A mobile application can generally provide users with a much richer experience than a wireless application protocol (WAP)-only experience, which requires a user to navigate the browser on its mobile phone to a specific website. However, for years many users were either hesitant or unable to download most mobile applications due to the complexity of downloading applications or security concerns. That has recently changed as smartphones and data plan penetration have increased substantially and Apple Inc. has provided a very simple user experience for downloading applications through its App Store ®. The success of the App Store ® has led other handset manufacturers and mobile carriers to develop and market their own stores which we believe will accelerate user adoption of mobile applications. We have developed multiple versions of our mobile application, which work on more than 400 handsets, and which provide users with a much richer experience than can be achieved via WAP.

Our Product Platforms

We offer three different product Platforms:

A)	Vringo Video Ringtone Service Platform

B)	Vringo Video ReMix Platform

C)	Facetones™

A)	Vringo Video Ringtone Service Platform:

Our video ringtone service product platform consists of four primary components:

1.	The Vringo Mobile Application: Our application allows the user to engage in a comprehensive, entertaining, and easy-to-use social video ringtone experience. The application includes many features, such as:

•	Ability for users to set their own personal video ringtones and to create their own video ringtone with their cameras;

•	VringForward™ technology, which enables users to share video ringtones with friends. Users may set a default clip for all of their friends or set specific clips for specific friends;

•	Gallery-based content browsing of video ringtones;

•	Unique “push” technology which allows users to subscribe to content channels and have their video ringtone automatically updated. This may create additional monthly subscription revenue by allowing us to sell various channels of content. Automated delivery ensures users feel they are getting value for their subscription; and

•

Compatibility with Symbian, Sony Ericsson, Java, Windows Mobile, Android and Blackberry operating systems. While Windows Mobile, Blackberry, Android, and the newest versions of Symbian (Symbian 3) do not support video ringtones natively, our development team has enabled our application to work on many of these devices. Such compatibility will require an ongoing effort by our development team to update our application to respond to any modifications of these operating systems and to ensure our application works on new operating systems and handsets.

2.	The Vringo WAP Site: While we support over 400 handsets with our video ringtone application, our application cannot work on many handsets in the market due to technical limitations of the devices. In order to support a much broader segment of the market, we developed a WAP version of the service that provides a streamlined experience for mobile users who can access the WAP site from browsers on their mobile phones. In particular, this service includes the following features, subject to the handset’s technical capabilities:

•	Download and purchase video ringtones;

•	Choose a VringForward™ clip that other users with our application will see when they receive a call from you; and

•	Share video ringtones with friends.

3.	The Vringo Website: While video consumption on mobile phones is growing substantially, the vast majority of video browsing and viewing still takes place on the personal computer (“PC”). A core component of our product strategy is to allow users to browse and choose their video ringtones on a personal computer from our website (www.vringo.com) and seamlessly deliver content from our website to their mobile phone. Our website includes the following features for users:

•	Choose and purchase video ringtones;

•	Upload video content stored on their PCs and create personal video ringtones;

•	Engage in social behavior such as setting up VringForward™, inviting friends to our service and posting clips to Facebook and other social networks;

•	Manage their accounts; and

•	Automatic synchronization with the mobile application on their phone or WAP account.

4.	The Vringo Studio: The Vringo Studio is an extension of our website that allows users to access video from multiple websites or from their computer and then edit and send these video clips to their mobile phones as customized video ringtones. We are able to create customized versions of the Vringo Studio for specific content partners and mobile carriers that search only a pre-defined set of content. As with our website, the results are seamlessly synchronized with a user’s mobile device. On the Vringo Studio, users may:

•	Transform user-generated or other video from the web into personalized video ringtones;

•	Import clips into their collection via our application or our WAP site; and

•	Share clips via text messaging or email and post clips to social networks.

B)	The Vringo Video Remix Platform:

The Vringo remix platform is a set of mobile applications that have been developed for Apple iOS and Google Android devices. It allows the user to Remix a series of music beats together with video clips and to add user generated video to the Mix. This application turns the smartphone or Tablet into a virtual video Remix sound/video board where this “mixing” is accomplished by simple tapping on the touch screen interface. Once a Remix is done then the user can share the finished output with his friends on Facebook or other social networks. The Video Remix applications are branded with an artist or sponsor and then monetized via advertising, sponsorship, a-la carte sales or in app store purchases.

C)	Facetones™ [1]:

Facetones™ automatically create a visual social ringtone and ringback tone, to enhance the standard ringtone experience by adding a social touch to every outgoing and incoming call. Facetones™ collects your friends latest pictures on social network sites and then displays them automatically, as an animated video slide show

[1]	Facetones is not sponsored or endorsed by Facebook, nor is Facebook affiliated with Vringo, Inc.

when you receive and make calls. These pictures are regularly updated based on the latest pictures your friend is posting to their social network pages. The product is still in internal testing and will soon be offered to OEMs, mobile carriers and direct to consumers.

Our Strategy

Our goal is to become a leading global provider of mobile video services including video ringtones, video slide shows based on social network picture content, Video Remixes and additional video services via our different software platforms. To achieve this goal, we plan to:

Grow our user base through mobile carrier partnerships. We have built our products so as to be easily integrated with mobile carriers. We believe the mobile carrier channel is one of the most efficient and cost effective channels to grow our user base and to monetize our products. We have launched our video ringtone service with seven mobile carriers in UK, Singapore, Belgium, Malaysia, Turkey, United Arab Emirates and Armenia. We are in discussions with additional mobile carriers regarding our software platforms and we plan to aggressively pursue additional mobile carriers globally.

Grow our user base through acquisition. We have announced the signing of a Letter of Intent to acquire the assets of m-Wise, a provider of a software platform for management, delivery and monetization of mobile content. We anticipate that we will benefit from the addition of major m-Wise customers such as Jesta Digital (formerly Fox Mobile), Sendmemobile (formerly Thumbplay) and Universal Music Group. We also intend to utilize the m-Wise platform to launch new video and other mobile services, to expand our product functionality as well as our customer activity. We believe that the mobile video and services market is fragmented and that there are other potential opportunities to acquire additional assets.

Continue to ensure we have broad handset reach. The breadth of our mobile handset coverage will be critical for us to grow our business. Our video ringtone application already supports over 400 handsets and we diligently certify new mobile handset devices as quickly as possible. Additionally, the WAP version of our service is compatible with almost any device that supports video. We will continue to expand the features available as part of our video ringtone WAP service. Our Video ReMix application runs on iOS (Iphone, Ipod, and Ipad) and Android devices. Our Facetones™ application platform is initially planned for Android devices.

Enhance our viral and social tools. We believe that there is substantial opportunity to increase the social and viral nature of our products, which will be critical for our growth. We will continue to add features to the product platforms to enhance their viral and social aspects and which enable users to connect with their existing social networks on platforms such as Facebook and Twitter.

Maintain and grow our product and technology leadership. Our technical team is made up of highly regarded industry professionals that continually ensure that our product is on the cutting-edge in terms of ease of use, functionality and look and feel. We have filed 24 patent applications for our platform (two of which have been issued to date) and we continue to create new intellectual property. We also have enabled our video ringtone application to work on the Blackberry, Android and Windows Mobile operating systems, even though, those platforms do not natively support video ringtones. Nevertheless, there is no assurance that our application will continue to work on these operating systems in the future. We plan to continue to allocate technical resources to remain ahead of our competition and provide users with a product that is easy-to-use and cutting-edge.

Build a strong revenue base of recurring monthly subscription revenue. In the ringback tone business, the bulk of revenue generation is subscription-based. We believe this model is appropriate for our products and are initially launching the commercial versions of our product as a monthly subscription service with mobile carriers. We are focused on ensuring that our product drives value and limits churn. As the mobile video services market matures, our business model may evolve to capitalize on changes in the market.

Find new forms of distribution. While we are currently focused on the mobile carrier distribution channel, we believe there are other avenues that could be successful distribution channels for us. Specifically, we believe broadcasters and content owners could greatly benefit by promoting our service to their customers by monetizing either their content or leveraging their relationship with advertisers via ads.

Explore monetization through advertising and brand sponsorship. The visual nature of our service opens up the possibility of incorporating ads and sponsorships in our software application platforms. We have initially launched advertising supported versions of our Video ReMix platform, and we have also entered into 2 sponsor relationships in 2011 to further monetize this platform. We believe that this will make up a growing portion of our business.

Content licensing leadership. We have signed over 40 different content licensing agreements for primarily content material to be used for video ringtones as well as artist content for our Video ReMix platform. We have conducted substantive research of other commercial video ringtone sites and we have not discovered a commercial library with more than 100 video ringtones available for download. Accordingly, we believe our library of more than 12,000 video ringtones, certain portions of which are geographically restricted, is one of the largest commercial video ringtone libraries in the world. We intend to continue to grow our library to enhance our future revenues although in many markets we will rely on our partners to supplement our library with additional locally licensed content.

ITEM 1A. RISK FACTORS

Our business, financial condition and results of operations and the trading price of our common stock could be materially adversely affected by any of the following risks as well as the other risks highlighted elsewhere in this Annual Report, particularly the discussions about regulation, competition and intellectual property. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

We have a limited operating history upon which to base an investment decision.

We were formed in January 2006 and have a limited operating history. As a result, there is very limited historical performance upon which to evaluate our prospects for achieving our business objectives. Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by development stage entities.

To date, we have generated only losses, which are expected to continue for the foreseeable future.

For the years ended December 31, 2010 and 2009, we incurred a net loss of approximately $9.9 million and $6.1 million, respectively, and used cash in operations of approximately $6.4 million and $4.9 million, respectively, in connection with the development of our software for mobile phones and the operations of our subsidiary. As of December 31, 2010, we had cash and cash equivalents of approximately $5.4 million and an accumulated deficit of approximately $30.1 million. We expect our net losses and negative cash flow to continue for the foreseeable future, as we continue to develop our platform, launch our service with new mobile carriers and begin to develop additional products.

We are a development stage company with no significant source of income and our independent auditors have expressed doubt about our ability to continue our activities as a going concern and the continuation of our business is dependent on us raising additional capital.

We are still a development stage company. Our operations are subject to all of the risks inherent in development stage companies which do not have significant revenues or operating income. Our potential for success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, especially technology start-up companies. We cannot provide any assurance that our business objectives will be accomplished. All of our audited consolidated financial statements, since inception, have contained a statement by our auditors that raises substantial doubt about us being able to continue as a going concern unless we are able to raise additional capital. Our financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our operations cease.

The continuation of our business is dependent upon us raising additional financing. We believe that current cash levels will be sufficient to support our activity into the third quarter of 2011. The issuance of additional equity securities by us could result in a substantial dilution to our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we should fail to continue as a going concern, you may lose the value of your investment in our securities.

Our expected future growth will place a significant strain on our management, systems and resources.

Our business was formed in January 2006 and has grown quickly. In order to execute our business strategy, we will need to continue to experience growth, which will place a significant strain on our systems, processes, resources, management and other infrastructure and support mechanisms. To manage the anticipated growth of our operations, we will be required to:

•	Improve existing and implement new operational, financial and management information controls, reporting systems and procedures;

•	Establish relationships with additional vendors and strategic partners and maintain existing relationships (including possible growth by acquisition); and

•	Hire, train, manage and retain additional personnel.

To the extent we are unable to assemble the personnel, controls, systems, procedures and relationships necessary to manage our future growth, if any, management resources may be diverted, and our opportunity for success may be limited.

If we are unable to enter into or maintain distribution arrangements with major mobile carriers and/or other partners and develop and maintain strategic relationships with such mobile carriers and/or other partners, we will be unable to distribute our products effectively or generate significant revenue.

Our strategy for pursuing a significant share of the video ringtone market is dependent upon establishing distribution arrangements with major mobile carriers and other partners. We need to develop and maintain strategic relationships with these entities in order for them to market our service to their end users. While we have entered into agreements with certain partners pursuant to which our service may be made available to their end-users, such agreements are not exclusive and generally do not obligate the partner to market or distribute our service. In addition, a number of our distribution agreements allow the mobile carrier to terminate its rights under the agreement at any time and for any reason upon 30 days’ notice. We are dependent upon the subsequent success of these partners in performing their responsibilities and sufficiently marketing our service. We cannot provide you any assurance that we will be able to negotiate, execute and maintain favorable agreements and relationships with any additional partners, that the partners with whom we have a contractual relationship will choose to promote our service or that such partners will be successful and/or will not pursue alternative technologies.

If we are unsuccessful in entering into and maintaining content license agreements, our revenues will be negatively affected.

The success of our service is dependent upon our providing end-users with content they desire. An important aspect of this strategy is establishing licensing relationships with third party content providers that have desirable content. Content license agreements generally have a fixed term, may or may not include provisions for exclusivity and may require us to make significant minimum payments. We have entered into approximately 35 content license agreements with various content providers. While our business is not dependent on any particular content license agreement, there is no assurance that we will enter into a sufficient number of content license agreements or that the ones that we enter into will be profitable and will not be terminated early.

Our failure to consummate the transaction with m-Wise may adversely affect us.

The consummation of the transaction with m-Wise is dependent on completion of a definitive purchase agreement, due diligence, and approval by the respective company’s stockholders and Boards of Directors. We have expended significant effort and management attention on the proposed transaction. There is no assurance that the transaction will be consummated. For example, we may not enter into a definitive purchase agreement with m-Wise or the stockholders or boards of directors of the respective companies may not approve the transaction. If the transaction is not consummated for any reason, our business and operations, as well as the market price of our stock and warrants may be adversely affected.

We may not be able to successfully integrate m-Wise’s business.

If we consummate the proposed m-Wise transaction, we may not be able to successfully integrate m-Wise’s operations with our own. In addition, we may not be able to retain m-Wise’s employees or customers subsequent to the transaction. As a result, we may not realize any or all of the anticipated benefits of the transaction.

We will issue a significant number of shares in connection with the proposed m-Wise transaction, which will result in significant dilution to our stockholders.

Pursuant to our Letter of Intent for the proposed m-Wise transaction, we agreed to issue to m-Wise 1.9 million shares of our common stock, and provide m-Wise's management with a retention package comprised of options to purchase 500,000 shares of common stock. In addition, we may issue a substantial number of additional shares of common or preferred stock in the future in connection with future transactions. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interests of our current stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock; and

•	may adversely affect prevailing market prices for our common stock and warrants.

We may not identify or consummate any additional acquisitions.

We intend to consider acquisition opportunities to enable us to grow. However, there is no assurance that any such opportunities may arise, or that any we will be able to consummate any opportunities we identify. Furthermore, we may not have, and may be unable to obtain, sufficient financing for certain opportunities. If we are unable to identify or consummate additional acquisitions, we may be unable to grow our business.

We may not be able to generate revenues from certain of our prepaid mobile customers.

We currently operate in markets that have a high percentage of prepaid mobile customers. Many of these users may not have a sufficient balance in their prepaid account when their free trial ends and we bill them to cover the charges for subscribing to our service. As a result, the subscriber numbers that we periodically disclose may not generate revenues at the expected level.

We are dependent on mobile carriers and other partners to make timely payments to us.

We will receive our revenue from mobile carriers and other distribution partners who may delay payment to us, dispute amounts owed to us, or in some cases refuse to pay us at all. Many of these partners are in markets where we may have limited legal recourse to collect payments from these partners. Our failure to collect payments owed to us from our partners will have an adverse effect on our business and our results of operations.

We may not be able to continue to maintain our application on all of the operating systems which we currently support.

Our application is compatible with various mobile operating systems including the Symbian, Sony Ericsson, Java, Windows Mobile, Android and Blackberry operating systems. While Windows Mobile, Blackberry and Android do not support video ringtones natively, our development team has enabled our application to work on many devices which utilize these operating systems. Since these operating systems do not support video ringtones natively, any significant changes to these operating systems by their respective developers may prevent our application from working properly or at all on these systems. If we are unable to maintain our application on these operating systems or on any other operating systems, users of these operating systems will not be able to use our application, which could adversely affect our business and results of operations.

We operate in the digital content market where piracy of content is widespread.

Our business strategy is partially based upon users paying us for access to our content. If users believe they can obtain the same or similar content for free via other means including piracy, they may be unwilling to pay for our service. Additionally, since our own clips do not have any copy protection, they can theoretically be distributed by a paying user to a non-paying user without any additional payment to us. If users or potential users obtain our content or similar content without payment to us, our business and results of operations will be adversely affected.

Major network failures could have an adverse effect on our business.

Major equipment failures, natural disasters, including severe weather, terrorist acts, acts of war, cyber-attacks or other breaches of network or information technology security that affect third-party networks, transport facilities, communications switches, routers, microwave links, cell sites or other third-party equipment on which we rely, could cause major network failures and/or unusually high network traffic demands that could have a material adverse effect on our operations or our ability to provide service to our customers. These events could disrupt our operations, require significant resources to resolve, result in a loss of customers or impair our ability to attract new customers, which in turn could have a material adverse effect on our business, results of operations and financial condition.

Our data is hosted at a remote location. Although we have full alternative site data backed up, we do not have data hosting redundancy. Accordingly, we may experience significant service interruptions, which could require significant resources to resolve, result in a loss of customers or impair our ability to attract new customers, which in turn could have a material adverse effect on our business, results of operations and financial condition.

In addition, with the growth of wireless data services, enterprise data interfaces and Internet-based or Internet Protocol-enabled applications, wireless networks and devices are exposed to a greater degree to third-party data or applications over which we have less direct control. As a result, the network infrastructure and information systems on which we rely, as well as our customers’ wireless devices, may be subject to a wider array of potential security risks, including viruses and other types of computer-based attacks, which could cause lapses in our service or adversely affect the ability of our customers to access our service. Such lapses could have a material adverse effect on our business and our results of operations.

Our business depends upon our ability to keep pace with the latest technological changes, and our failure to do so could make us less competitive in our industry.

The market for our products and services is characterized by rapid change and technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. Products using new technologies or emerging industry standards could make our products and services less attractive. Furthermore, our competitors may have access to technology not available to us, which may enable them to produce products of greater interest to consumers or at a more competitive cost. Failure to respond in a timely and cost-effective way to these technological developments may result in serious harm to our business and operating results. As a result, our success will depend, in part, on our ability to develop and market product and service offerings that respond in a timely manner to the technological advances available to our customers, evolving industry standards and changing preferences.

Our inability to identify, hire and retain qualified personnel would adversely affect our business.

Our continued success will depend, to a significant extent, upon the performance and contributions of our senior management and upon our ability to attract, motivate and retain highly qualified management personnel and employees. We depend on our key senior management to effectively manage our business in a highly competitive environment. If one or more of our key officers forms a competing company, we may experience interruptions in product development, delays in bringing products to market, difficulties in our relationships with customers and loss of additional personnel, which could significantly harm our business, financial condition, operating results and projected growth.

Regulation concerning consumer privacy may adversely affect our business.

Certain technologies that we currently support, or may in the future support, are capable of collecting personally-identifiable information. We anticipate that as mobile telephone software continues to develop, it will be possible to collect or monitor substantially more of this type of information. A growing body of laws designed to protect the privacy of personally-identifiable information, as well as to protect against its misuse, and the judicial interpretations of such laws, may adversely affect the growth of our business. In the United States, these laws could include the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Fair Credit Reporting Act and the Gramm-Leach Bliley Act, as well as various state laws and related regulations. In addition, certain governmental agencies, like the Federal Trade Commission, have the authority to protect against the misuse of consumer information by targeting companies that collect, disseminate or maintain personal information in an unfair or deceptive manner. In particular, such laws could limit our ability to collect information related to users or our services, to store or process that information in what would otherwise be the most efficient manner, or to commercialize new products based on new technologies. The evolving nature of all of these laws and regulations, as well as the evolving nature of various governmental bodies’ enforcement efforts, and the possibility of new laws in this area, may adversely affect our ability to collect and disseminate or share certain information about consumers and may negatively affect our ability to make use of that information. If we fail to successfully comply with applicable regulations in this area, our business and prospects could be harmed.

Consumer avoidance of services which collect, store or use personally-identifiable data could adversely affect our business.

Consumer sentiment regarding privacy issues is constantly evolving. Such consumer sentiment may affect the buying public’s interest in our current or future service offerings. In some areas, consumer groups and individual consumers have already begun to vigorously lobby against, or otherwise express significant concern over, the collection, storage and/or use of personally-identifiable information. Accordingly, privacy concerns of consumers may influence mobile carriers to refrain from offering products that could harm the overall mobile telephone industry. Moreover, strong consumer attitudes often precipitate new regulations like the ones described above. If we fail to successfully monitor and consider the privacy concerns of consumers, our business and prospects would be harmed.

We have not been subject to Sarbanes-Oxley regulations and we, therefore, may lack the financial controls and safeguards now required of public companies.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, or the Sarbanes-Oxley Act, we will be required, beginning with our fiscal year ending December 31, 2011, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year ending December 31, 2011. We do not presently have the internal infrastructure necessary to complete an attestation about our financial controls that would be required under Section 404 of the Sarbanes-Oxley Act. We expect to incur additional expenses and expend management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. We have identified a material weakness relating to our ineffective internal controls in particular insufficient staff governing finance functions and an inadequate reporting process during the reporting periods.

If we are not able to adequately protect our intellectual property, we may not be able to compete effectively.

Our ability to compete depends in part upon the strength of our proprietary rights in our technologies, brands and content. We rely on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect our intellectual property and proprietary rights. The efforts we have taken to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our services are made available through the Internet. There may be instances where we are not able to fully protect or utilize our intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our intellectual property and proprietary rights from unauthorized use, the value of our products may be reduced, which could negatively impact our business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products. In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources. If any of the foregoing were to occur, or if we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected.

If we are forced to resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. In addition, our proprietary rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings.

We also rely on trade secrets and contract law to protect some of our proprietary technology. We have entered into confidentiality and invention agreements with our employees and consultants. Nevertheless, these agreements may not be honored and they may not effectively protect our right to our un-patented trade secrets and know-how. Moreover, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

The possibility of extensive delays in the patent issuance process could effectively reduce the term during which a marketed product is protected by patents.

We may need to obtain licenses to patents or other proprietary rights from third parties. We may not be able to obtain the licenses required under any patents or proprietary rights or they may not be available on acceptable terms. If we do not obtain required licenses, we may encounter delays in product development or find that the development, manufacture or sale of products requiring licenses could be foreclosed. We may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. We may not be able to acquire exclusive rights to the inventions or technical information derived from these collaborations, and disputes may arise over rights in derivative or related research programs conducted by us or our collaborators.

If we or our users infringe on the intellectual property rights of third parties, we may have to defend against litigation and pay damages and our business and prospects may be adversely affected.

If a third party were to assert that our products infringe on its patent, copyright, trademark, right of publicity, right of privacy, trade secret or other intellectual property rights, we could incur substantial litigation costs and be forced to pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume significant financial resources, but would also divert our management’s time and attention. Such claims or the lack of available access to certain sites or content could also cause our customers or potential customers to purchase competitors’ products if such competitors have access to the sites or contents that we are lacking or defer or limit their purchase or use of our affected products or services until resolution of the claim. In connection with any such claim or litigation, our mobile carriers and other partners may decide to re-assess their relationships with us, especially if they perceive that they may have potential liability or if such claimed infringement is a possible breach of our agreement with such mobile carrier. If any of our products are found to violate third-party intellectual property rights, we may have to re-engineer one or more of our products, or we may have to obtain licenses from third parties to continue offering our products without substantial re-engineering. Our efforts to re-engineer or obtain licenses could require significant expenditures of time and money and may not be successful. Accordingly, any claims or litigation regarding our infringement of intellectual property of a third party by us or our users could have a material adverse effect on our business and prospects.

Third party infringement claims could also significantly limit our Vringo Studio product and the content available in our content library. Our Vringo Studio tool allows users to access video from multiple sites on the web or from their computer and then edit and send these video clips to their mobile phones as customized video ringtones. These websites could choose to block us from accessing their content for violating their terms of service by allowing users to download clips or for any other reason, which could significantly limit the availability of content in the Vringo Studio. Additionally, while we employ special software that seeks to determine whether a clip is copyrighted or otherwise restricted, it is not feasible for us to determine whether users of Vringo Studio own or acquire appropriate intellectual property permissions to use each clip before it is downloaded. Therefore, we require users of the Vringo Studio to certify that they have the rights to use the content which they desire to send to their phone. Additionally, while the majority of the clips in our content library are either licensed by us directly or are public domain or creative commons, our content library contains certain clips which we have not licensed from the content owner. As a result, we may receive cease-and-desist letters, or other threats of litigation, from website hosts and content owners asserting that we are infringing on their intellectual property or violating the terms and conditions of their websites. In such a case, we will remove or attempt to obtain licenses for such content or obtain additional content from other websites. However, there is no assurance that we will be able to enter into license agreements with content owners. Consequently, we may be forced to remove a portion of our content from our library and significantly limit the availability of content in the Vringo Studio. This would negatively impact our user experience and may cause users to cancel our service and make our service less attractive to our partners.

The exercise of a substantial number of warrants and options by our security holders may have an adverse effect on the market price of our common stock.

Should our outstanding warrants be exercised, there will be an additional 7,923,833 shares of common stock eligible for trading in the public market. In addition, we have options to purchase 2,506,911 shares of common stock, granted as of the reporting date, to our management, employees, directors and consultants. Many of the warrants and options which are outstanding have exercise prices that are below, and in some cases significantly below, recent market price. The average weighted exercise price of all currently outstanding warrants and options, as of December 31, 2010, is $4.15 per share. Such securities, if exercised, will increase the number of issued and outstanding shares of common stock. Therefore, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

Future sales of our shares of common stock by our stockholders could cause the market price of our common stock to drop significantly, even if our business is performing well.

We have 5,405,080 shares of common stock issued and outstanding, excluding shares of common stock issuable upon exercise of warrants or options. At any time and without public notice, the underwriters may, in their sole discretion, release all or some of the securities subject to their lock-up agreements. In addition, the lock-up agreements will terminate as of June 22, 2011. As shares saleable under Rule 144 are sold after the lock-up period ends, or as restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well.

If we cannot continue to satisfy the NYSE Amex’s listing requirements and other rules, including NYSE Amex’s director independence requirements, our securities may be delisted, which could negatively impact the price of our securities and your ability to sell them.

Although we have listed our securities on the NYSE Amex, we may not be able to continue to satisfy the listing requirements and rules that will apply to us in the future. If we are unable to satisfy the NYSE Amex criteria for maintaining our listing, our securities could be subject to delisting. To qualify for continued listing on the NYSE Amex, we must meet the following criteria:

•

(i) Our shareholders’ equity must be at least $2,000,000 and we must not have sustained losses from continuing operations and/or net losses in two of our three most recent fiscal years; or (ii) our shareholders’ equity must be at least $4,000,000 and we must not have sustained losses from continuing operations and/or net losses in three of our four most recent fiscal years; or (iii) our shareholders’ equity must be at least $6,000,000 and we must not have sustained losses from continuing operations and/or net losses in our five most recent fiscal years;

•	The number of our securities held by non-affiliates must equal at least 200,000;

•	The market value of our securities must not be less than $1,000,000 for 90 consecutive days;

•	We must have at least 300 shareholders; and

•

We must have adopted NYSE Amex’s mandated corporate governance measures, including a Board of Directors comprised of a majority of independent directors, an Audit Committee comprised solely of independent directors and the adoption of a code of ethics among other items.

If the NYSE Amex delists our securities from trading, we could face significant consequences, including:

•	a limited availability for market quotations for our securities;

•	reduced liquidity with respect to our securities;

•

a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

•	limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, we would no longer be subject to the NYSE Amex rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards.

If we are deemed insolvent under the terms of our Venture Loan, we would have insufficient resources to continue to operate.

If we are deemed insolvent, as defined under the terms of our venture loan, we would be in default. If the loan is accelerated as a result of such default, we would not have sufficient funds to continue our operations. Insolvency is defined in the venture loan as our inability to pay debts when they become due or when the fair salable value of our assets drops below the fair value of our liabilities (excluding derivative liabilities on account of warrants).

If there are significant shifts in the political, economic and military conditions in Israel and its neighbors, it could have a material adverse effect on our business relationships and profitability.

Our research and development facility is located in Israel and many of our key personnel reside in Israel. Our business is directly affected by the political, economic and military conditions in Israel and its neighbors. Major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our existing business relationships and on our operating results and financial condition. Furthermore, several countries restrict business with Israeli companies, which may impair our ability to create new business relationships or to be, or become, profitable.

We may not be able to enforce covenants not-to-compete under current Israeli law that might result in added competition for our products.

We have non-competition agreements with all of our employees, almost all of which are governed by Israeli law. These agreements generally prohibit our employees from competing with or working for our competitors, during their term of employment and for up to 12 months after termination of their employment. However, Israeli courts are reluctant to enforce non-compete undertakings of former employees and tend, if at all, to enforce those provisions for relatively brief periods of time in restricted geographical areas and only when the employee has unique value specific to that employer’s business and not just regarding the professional development of the employee. If we are not able to enforce non-compete covenants, we may be faced with added competition.

Our operations could be disrupted as a result of the obligation of certain of our personnel residing in Israel to perform military service.

Some of our executive officers and key employees reside in Israel and may be required to perform annual military reserve duty. Currently, all adult permanent residents of Israel under the age of 50, depending on military rank, unless exempt, are obligated to perform up to an average of 18-28 days of military reserve duty annually and are subject to being called to active duty at any time under emergency circumstances. Our operations could be disrupted by the absence for a significant period of one or more of our officers or key employees due to military service. Any such disruption could adversely affect our business, results of operations and financial condition.

Because we expect a substantial portion of our revenues will be generated in dollars and euros, while a significant portion of our expenses is incurred in Israeli currency, our revenue may be reduced due to inflation in Israel and currency exchange rate fluctuations.

We expect a substantial portion of our revenues will be generated in dollars and euros, while a significant portion of our expenses, principally salaries and related personnel expenses, is paid in Israeli currency. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of Israeli currency in relation to the dollar or the euro, or that the timing of this devaluation will lag behind inflation in Israel. Because inflation has the effect of increasing the dollar and euro costs of our operations, it would therefore have an adverse effect on our dollar-measured results of operations. The value of the New Israeli Shekel, or NIS, against the United States dollar, the Euro and other currencies may fluctuate and is affected by, among other things, changes in Israel’s political and economic conditions. Any significant revaluation of the NIS may materially and adversely affect our cash flows, revenues and financial condition. Fluctuations in the NIS exchange rate, or even the appearance of instability in such exchange rate, could adversely affect our ability to operate our business.

The termination or reduction of tax and other incentives that the Israeli government provides to domestic companies, such as our wholly-owned subsidiary, may increase the costs involved in operating a company in Israel.

The Israeli government currently provides tax and capital investment incentives to domestic companies, as well as grant and loan programs relating to research and development and marketing and export activities. Our wholly-owned Israeli subsidiary currently takes advantage of some of these programs. We cannot provide you with any assurance that such benefits and programs will continue to be available in the future to our Israeli subsidiary. In addition, it is possible that our subsidiary will fail to meet the criteria required for eligibility of future benefits. If such benefits and programs were terminated or further reduced, it could have an adverse effect on our business, operating results and financial condition.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our New York office, which serves as our corporate U.S. executive offices in 2010 was located at 18 East 16th Street, 7th Floor, New York, New York 10003. The per annum rent for this office was approximately $43,500. The lease for these premises expired at the end of December 2010, and we are actively seeking new office space with a view towards expanding our U.S. headquarters. The research and development facility of our subsidiary is located on the 2nd floor of the BIG Center Building, in 1 Yigal Allon St, Beit Shemesh, Israel. These offices are subject to a 2-year lease with a current annual rental rate of approximately $56,000. The lease will expire in June 2012.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the NYSE AMEX under the symbol “VRNG” since July 27, 2010. The following table sets forth the high and low closing sale prices for our common stock:

	High	Low
Year ending December 31, 2010
Third quarter	3.35	1.25
Fourth quarter	3.10	2.04

Our public warrants have been quoted on the NYSE AMEX under the symbol “VRNGW” since July 27, 2010. The following table sets forth the high and low closing sale prices for our public warrants:

	High	Low
Year ending December 31, 2010
Third quarter	0.35	0.16
Fourth quarter	0.39	0.09

Holders

As of March 25, 2011, we had 85 holders of record of the 5,673,253 outstanding shares of our common stock. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations and to expand our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board of directors considers appropriate.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements (notes to the consolidated financial statements) and the other consolidated financial information appearing elsewhere in this Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Actual results and timing of events could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

General

We provide comprehensive software platforms and applications that allows users to create, download and share mobile video entertainment content in the form of video ringtones for mobile phones, “ReMixed” video clips from artists and branded content, as well as social picture ringtone and ringback content. We believe that our service represents the next stage in the evolution of the mobile video market. We anticipate that the ringtone market will begin to migrate from standard audio ringtones to high-quality video ringtones, with social networking capability and integration with web systems. Our video ringtone solution, which encompasses a suite of mobile and PC-based tools, enables users to create, download and share video ringtones with ease, and provides our business partners with a consumer-friendly and easy-to-integrate monetization platform. In addition to our core video ringtone platform we have also developed two new platforms: our Video ReMix Platform that allows users to create their own “mix” combining their own clips together with artist and branded content and our Facetones™ platform that automatically generates a slide show from social network pictures that provides relevant and social visual enhancement to the Ringtone and the Ringback tone.

Our strategy to date has been primarily focused on product maturation, research and development, distribution and marketing. We have also recently signed a non-binding Letter of Intent to acquire the assets of m-Wise, which provides an important set of additional product functionality, customers, and revenues. We believe that the mobile video and services market is fragmented and that there are other potential opportunities to acquire additional assets. We have been focusing on commercializing our service primarily through agreements with mobile carriers and other distribution partners in related areas such as handset manufactures and retailers such as the CarPhone Warehouse. We have live commercial launches of our service with six mobile carriers operating in Turkey, Malaysia, Armenia, United Arab Emirates, Singapore, and the United Kingdom. In addition, launched with RTL in Belgium, a major television network in that market. Our partners have an aggregate of approximately 140 million subscribers, of which 223,000 currently subscribe to our service, and in addition 35,000 subscribers have enrolled on a free-trial basis.

In the first quarter of 2011, we launched our products and services with Everything Everywhere Limited, a United Kingdom communication company which operates the T–Mobile UK and Orange UK mobile services. With this launch, our video ringtone services are available to over 16 million Orange subscribers in the United Kingdom. We anticipate the integration with T-Mobile and launch with another 14-plus million customers. Further, we recently launched with StarHub, a mobile carrier in Singapore. Through this new carrier, Vringo’s video ringtone service will be co-branded by StarHub and made available to its over 2 million customers. Following the termination of our agreement with Avea in Turkey, we signed a deal with Retromedya, a third party service provider there, whereby we will have access to offer our service to the customers of all carriers in Turkey. We are negotiating with additional mobile carriers in a number of different countries and we expect to continue to scale our carrier business during 2011.

Content sales are made through carrier relationships, as well as through various application stores (“App stores”). We commenced paid content distribution both via Nokia’s Ovi store in the United Kingdom and, subsequent to year end, with Verizon V Cast App Store in the United States. We have launched free trial downloads, with Vodafone Shop in eight countries: Germany, Greece, Ireland, Italy, Netherlands, Portugal, Spain and the United Kingdom. Our content partnerships include major artists, celebrities and content providers, including EMI, Warner Music, T–Pain, Muhammad Ali Enterprises, Tiesto, Turner, Marvel, Hungama Mobile, RTL and Ingrooves. Towards the end of 2010 we commenced revenue recognition for these content sales, and therefore the revenue recorded for these sales was immaterial.

Our Business Model

Our business model for our video ringtone platform entails revenue sharing and/or charging fees from our mobile carriers using a subscription-based model where users pay a monthly fee for access to the service as well as additional fees for access to certain premium content. We believe that this is a highly scalable model that can be rolled out to many carriers across the world.

In the case of our Video ReMix platform we have engaged in a number of early business models including advertising, sponsorship, a-la carte sales and in app purchasing. While we only released this platform recently we believe that we can replicate various versions of it quickly.

We are in discussions with a number of partners regarding monetization of the Facetones™ platform which may include subscription, sponsorship, or advertising.

We have launched our service together with mobile carriers in the United Kingdom, Singapore, Turkey, Malaysia, Armenia and United Arab Emirates. Our mobile carrier partners co-brand our service and help market it to their subscribers. The pricing for subscriptions and content in various countries will vary substantially based on local economic conditions. In general, we aim to sell the monthly subscription for $1 to $5 and we expect to generally receive at least 40% of the monthly subscription revenue. We currently monetize our video ringtone service across our existing launches on a blended rate basis of $0.13 per subscriber per month and we intend to increase this rate going forward as we move to more lucrative markets in Europe and North America. We expect that premium content will generally be sold for $1 to $5 per item although this price and the monthly subscription rate may vary substantially by country. Operators usually do not charge us or our users for any data charges associated with using our service, or for using the operator’s text messaging infrastructure to communicate with our subscribers.

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

Overview

Our financial statements were prepared using principles applicable to a going concern, which contemplate the realizations of assets and liquidation of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we are not able to continue as a going concern. We had approximately $5.4 million of cash and cash equivalents at December 31, 2010. Our average monthly burn rate from operations for the year ended December 31, 2010 and the year ended December 31, 2009, was $0.5 million, and $0.4 million, respectively. We believe that current cash levels will be sufficient to support our activity into the third quarter of 2011. In order to conserve funds, we underwent resource reductions in the first quarter of 2011. Other activities were initiated, including possible business acquisitions, towards the raising of additional funding. Under the terms of our venture loan agreement, if we are deemed insolvent, we would be in default. If the loan is accelerated as a result of such default, we would not have sufficient funds to continue our operations. Insolvency is defined in the venture loan as our inability to pay debts when they become due, or when the fair salable value of our assets drops below the fair value of our liabilities (excluding derivative liabilities on account of warrants).

We are a development stage company. From inception, we have raised approximately $28.5 million. These amounts have been used to finance our operations, as until now as we have not yet generated any significant revenues. From inception and until December 31, 2010, we recorded losses of $30.1 million and net cash outflow from operations of $23.9 million.

A substantial portion of our revenues and anticipated revenues are in dollars and euros, while a significant portion of our expenses, principally salaries and related personnel expenses, are paid in Israeli currency by our subsidiary. As a result, we are exposed to an exchange rate risk if the value of the dollar or euro significantly depreciates vis-à-vis the value of the New Israeli Shekel.

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

We recognize revenue from non-refundable up-front fees relating to set-up and billing integration across the period of the contract for the subscription service as these fees are part of hosting solution that we provide to the carrier. The hosting is provided on our servers for the entire period of the arrangement with this carrier, and the revenues relating to the monthly subscription, set-up fees and billing integration have been recognized over the period in the agreement.

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

Marketing expenses

Marketing expenses include the salary of all business development and marketing personnel, travel expenses relating to business development activity and tradeshows, as well as public relations, advertising and customer acquisition expenses. As we increase our sales, certain commissions to agents will also be included in sales and marketing expenses.

General and administrative expenses

General and administrative expenses include the salary of our finance and administrative personnel, rental costs for our legal and accounting fees, insurance, telephone and other office expenses including depreciation. Following the consummation of our IPO, general and administrative expenses increased significantly as we incurred additional costs of being a public company. These costs include increased legal and accounting costs, additional insurance costs, director compensation and increased share based compensation expenses (recognition of which was triggered by the consummation of the IPO).

Non-operating expenses (income)

Non-operating expense (income) includes transaction gains (losses) from foreign exchange rate differences. In addition, non-operating expense (income) include expenses recorded as a result of the extinguishment of debt, interest expense incurred as a result of the conversion of the Bridge Loan into equity, amortization of the Bridge Loan and expenses recorded on account of the Lead Investor Warrants. Fair value adjustments of derivative liabilities on account of the Special Bridge Warrants and the Conversion Warrants, which are highly influenced by our stock price at the period end (measurement date), are recorded in non-operating expense (income). We expect that our non-operating expenses (income) will be directly impacted by changes in fair value of these warrants.

Income taxes

Our effective tax rate differs from the statutory federal rate primarily due to differences between income and expense recognition prescribed by income tax regulations and generally accepted accounting principles. We utilize different methods and useful lives for depreciating and amortizing property and equipment and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. In addition, our income tax expense has been adjusted for the effect of foreign income from our wholly owned subsidiary. At December 31, 2010, our deferred tax assets generated from our U.S. activities were entirely offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be realized. The deferred tax assets generated from our subsidiary’s operations are not offset by an allowance, as in our estimation, it is more likely than not to be realized.

Our subsidiary generates net taxable income from services it provides to us. The Subsidiary charges us for research and development and certain management services which it provides to us, plus a profit margin on such costs, which is currently 8%. However, the subsidiary is a “Beneficiary Enterprise” as defined in amendment No. 60 to the Israeli Law for the Encouragement of Capital Investment, 1959, which means that income arising from its approved research and development activities is subject to zero percent tax for a period of two years and a reduced tax rate for the subsequent five years. The subsidiary elected to receive the zero percent tax benefits for the fiscal years of 2007 and 2008. In January 2011, new legislation amending the Investment Law was enacted. According to the amendment, the uniform tax rate applicable to the zone where the production facilities of the Subsidiary are located would be 15% in 2011 and 2012, 12.5% in 2013 and 2014, and 12% in 2015 and thereafter. Under the transitory provisions of the new legislation, the Subsidiary may opt whether to irrevocably implement the new law while waiving benefits provided under the current law or keep implementing the current law during the next years. Changing from the current law to the new law is permissible at any stage.

During February 2011, the Israeli tax authorities commenced an audit of the Subsidiary’s Israeli tax returns for the 2007 through 2009 tax years. Due to the audit being in its initial stage, the Subsidiary has not yet received any findings from the said audit by the Israeli tax authorities.

Results of Operations

The Years Ended December 31, 2010 and 2009 and the development stage period (cumulative from inception through December 31, 2010)

The following analysis compares the results of our operations for the year ended December 31, 2010, to the results of operations for year ended December 31, 2009 and the results of our operations from inception through December 31, 2010.

Revenue

	Year Ended December 31,			Cumulative from inception to December 31, 2010
	2009	2010	Change
	($ - in thousands)			($ - in thousands)
Revenue	20	211	191	231

During the year ended December 31, 2010, we recorded revenues of $211 thousand, which represents an increase of $191 thousand from our revenues for the year ended December 31, 2009. The increase in revenue compared to 2009 was mainly due to an increase in revenues from our revenue-sharing agreements in Malaysia, whereby we recognized $95 thousand (compared to $2 thousand in 2009), an increase of revenues from our service in Armenia, whereby we recognized $35 thousand (compared to $17 thousand in 2009). In addition, revenue increased due to recognition of new revenue-sharing agreements, mainly in the United Arab Emirates, where $54 thousand was recorded. We expect to continue to generate a substantial portion of our revenues for the coming year from: (i) continuing to recognize revenue from our agreement with Vivacell in Armenia, (ii) monthly revenue relating to our service in the United Arab Emirates and (iii) our revenue-sharing agreements in Turkey and Malaysia (iv) revenue generated by our newly signed agreements with Everything Everywhere Limited and Bango in the UK, (v) revenue generated by our newly signed agreement with StarHub in Singapore, and (vi) Video Remix and Facetones™ mobile application platforms.

From inception through December 31, 2010, we have recorded revenues of $231 thousand, which includes $53 thousand from our services in Armenia, $54 thousand from our services in the United Arab Emirates, $10 from initial one-time setup fee in Singapore, $97 thousand from our services in Malaysia, $2 thousand from applications sold and $15 thousand from our services in Turkey.

Cost of Revenue

	Year Ended December 31,			Cumulative from inception to December 31, 2010
	2009	2010	Change
	($ - in thousands)			($ - in thousands)
Cost of revenue	31	180	149	211

During the year ended December 31, 2010 and 2009, our cost of revenue was $180 thousand, which represents an increase of $149 thousand (or 481%) from our cost of revenue for the year ended December 31, 2009. Cost of revenue is comprised of services related to the provision of content to end-users and hosted servers needed to support the service in markets where we have launched our services.

As our service grows and we launch in other territories, we expect that cost of revenue will increase as we provide more content and other services to the users of our service. As some of these costs are fixed irrespective of our revenues, we expect our gross margin to increase significantly over time. We believe that we currently have enough server capacity to service up to two million global users before we need to expand our server capacity. From inception through December 31, 2010, our total cost of revenue was $211 thousand.

Research and Development

	Year Ended December 31,			Cumulative from inception to December 31, 2010
	2009	2010	Change
	($ - in thousands)			($ - in thousands)
Research and development	1,975	2,357	382	10,741

Research and development expenses increased from $1,975 thousand to $2,357 thousand (19%) during the year ended December 31, 2010, compared to the year ended December 31, 2009.

Our research and development expenses increased for the year ended December 31, 2010, compared to the year ended December 31, 2009, mainly due to enhanced research and development efforts and increased option compensation expense in connection with 2010 grants. As our business matures and our revenues increase, we expect that our research and development expenses will grow at a slower rate than our corresponding revenues and marketing expenses. We also expect that our compensation costs will increase due to the recording of the expense related to the options granted to management and employees.

From inception through December 31, 2010, research and development expenses amounted to $10.7 million. Of this amount, approximately $7.6 million was attributed to salaries and related expenses, $1.6 million was attributed to sub-contracting and consulting services, $0.7 million was attributed to operating expenses and $0.8 million was attributed to patent expenses.

Marketing

	Year Ended December 31,			Cumulative from inception to December 31, 2010
	2009	2010	Change
	($ - in thousands)			($ - in thousands)
Marketing	1,752	2,095	343	8,619

During the year ended December 31, 2010, marketing expenses increased $343 thousand (or 20%), to $2,095 thousand, from $1,752 thousand in the year ended December 31, 2009.

The growth in our marketing expenses for year ended December 31, 2010, was in part due to the hiring, in April 2010, of our President in the US, whose efforts are focused on marketing and business development. In addition, the growth relates to the vesting of 2010 options grants for Marketing employees, thereby increasing the respective compensation expense. Furthermore, we had an increase in public relations and advertising costs in connection with new commercial launches in 2010. A significant portion of our marketing activity relates to the launching of services with our global partners and building a pipeline for further agreements. In addition, we conducted direct-to-consumer marketing activities in the countries where we have launched our services to build on the efforts of our partners. While we do not expect to invest heavily in direct-to-consumer marketing activities in the future, we do expect an increase in marketing expenses as we continue launching our service in different global markets. In certain markets, our marketing efforts may include hiring local personnel to introduce us to the market and purchasing rights to certain local content. As our market reach grows, we expect our marketing expenses to continue to increase our visibility to potential partners. We also expect that our compensation costs will increase significantly due to the recording of the expense related to the management options.

From inception through December 31, 2010, marketing expenses totaled $8.6 million. Of this amount, approximately $4.6 million was attributed to salaries and related expenses, $1.4 million was attributed to sub-contracting and consulting services, $0.8 million was attributed to public relations services and customer acquisition expenses, and $1.9 million was attributed to travel and tradeshows.

General and Administrative

	Year Ended December 31,			Cumulative from inception to December 31, 2010
	2009	2010	Change
	($ - in thousands)			($ - in thousands)
General and administrative	1,568	2,074	506	6,504

During the year ended December 31, 2010, general and administrative expenses increased $506 thousand (or 32%), to $2,074 thousand, from $1,568 thousand in the year ended December 31, 2009.

General and administrative expenses for the year ended December 31, 2010, were higher than the general and administrative expenses for the year ended December 31, 2009 mostly due to the increase in various professional fees in connection with becoming a public company. In addition, there was an increase of an additional insurance costs for our directors’ and officers’ liability insurance and an increase in compensation expenses due to new option grants in 2010. We expect that our general and administrative expenses will increase due to the costs of being a public company. These costs will be reflected in increased accounting, legal and insurance costs as well as increased costs related to meeting our obligations under the Sarbanes-Oxley Act. We also expect that our compensation costs will increase significantly due to the recording of expense related to management options.

From inception through December 31, 2010, general and administrative expenses totaled $6.5 million. Of this amount, approximately $2.5 million was attributed to salaries and related expenses, $0.5 million was attributed to rent, $1.6 million was attributed to various office management expenses, $1.4 million was attributed to professional fees (including $0.2 million and $60 thousand for placement agent fees and the fair value of the placement agent warrant, respectively) and $0.5 million was attributed to depreciation and amortization.

Non-operating Expense (Income), Net

	Year Ended December 31,			Cumulative from inception to December 31, 2010
	2009	2010	Change
	($ - in thousands)			($ - in thousands)
Non-operating expense (income), net	770	3,412	2,642	4,194

During the year ended December 31, 2010, non-operating expense, net, increased $2.6 million (or 343%), to $3,412 thousand, from $770 thousand in the year ended December 31, 2009. The increase in non-operating expense (income), net, in 2010 was mainly due to issuance of Lead Investor Warrants that were recorded at fair value in the total amount of $1.3 million, amortization of discount of Bridge Notes, in the total amount of $1 million, and additional interest expense from the conversion of Bridge Notes in the total amount of $1.1 million. On the other hand, we also recorded non-operating income of $0.9 million for the adjustment of the fair value of the derivative warrants (Special Bridge Warrants and the Conversion Warrants).

From inception through December 31, 2010, non-operating expenses totaled $4.2 million. Of this amount, we recorded income from interest on deposits of $0.4 million and interest expense on the SVB/Gold Hill loan of $1.3 million. In addition, we recorded $0.1 million of debt extinguishment expense related to the Series B Convertible Preferred Stock, $0.2 million of debt extinguishment expenses as a result of the loan modification agreement with SVB/Gold Hill, $1.0 million of additional interest expense as a result of the conversion of the convertible loan, $0.3 million of warrant amortization and $1.1 million of additional interest expense from the Bridge Notes. We have also recorded an expense of $1.3 million as additional interest expense for the warrants granted to the lead investors of the Bridge Financing. We also recorded non-operating income of $0.9 million for the adjustment of the fair value of the Special Bridge Warrants and the Conversion Warrants. We expect that our non-operating expenses moving forward will be affected by the adjustments to fair value of the derivative instruments and additional interest payments in respect of the venture loan.

Taxes on Income

	Year Ended December 31,			Cumulative from inception to December 31, 2010
	2009	2010	Change
	($ - in thousands)			($ - in thousands)
Income tax expense (benefit)	73	35	(38)	29

During the year ended December 31, 2010, we recorded an income tax expense in the total amount of $35 thousand, which reflects a decrease of $38 thousand compared to tax expense of $73 thousand recorded in the year ended December 31, 2009. Taxes on income are due to taxable profits generated by our subsidiary as a result of the intercompany cost plus agreement between us and the subsidiary, whereby the subsidiary performs development services for us and is reimbursed for its expenses plus 8%. For financial statements purposes, these profits are eliminated upon consolidation. The profits of the subsidiary benefitted from a tax holiday in the 2007-2008 tax years and a taxable loss in 2009, for which a tax provision had been originally recorded.

From inception through December 31, 2010, income tax expense totaled $29 thousand. We expect tax expenses will increase as our subsidiary will continue to profit from the cost plus agreement. However, in the future, we may enjoy additional tax a benefit, due to new legislation enacted amending the Investment Law. Under the new legislation, a uniform rate of corporate tax would apply to all qualified income of certain industrial companies, as opposed to the current law’s incentives that are limited to income from a “Benefited Enterprise” during their benefits period. According to the amendment, the uniform tax rate applicable to the zone where the production facilities of the Subsidiary are located would be 15% in 2011 and 2012, 12.5% in 2013 and 2014, and 12% in 2015 and thereafter.

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

Liquidity and Capital Resources

As of December 31, 2010, we had a cash position of $5.4 million and net working capital of $3.4 million. We believe that our current cash levels will be sufficient to support our activity into the third quarter of 2011. The increase in cash of $4.7 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, was due to receipt of proceeds from the IPO, which were then used by us to support our business activities. During the year ended December 31, 2010, we received the remaining $2.6 million proceeds from the Bridge Loan (entered into in 2009), of which $0.2 million was paid to the placement agent for the Bridge Financing and we also received net proceeds of $9.2 million from our IPO. The increase in net cash outflow from operations for the year ended December 31, 2010, compared to the year ended December 31, 2009, reflects payments related to our new status as a public company. As of December 31, 2010, our total stockholders’ deficit was $0.2 million due, in part to the classification of the Special Bridge Warrants and the Conversion Warrants as derivative liabilities rather than equity securities. Had these warrants been classified as equity securities, we would have had positive total stockholders’ equity at December 31, 2010.

We have historically funded our operations primarily through the sale of our securities, including sales of common stock, convertible notes, preferred stock and warrants. In May 2006, we raised $2.35 million through the issuance of 588 shares of Series A Convertible Preferred Stock. We issued 2,353,299 additional shares of Series A Convertible Preferred Stock as a stock dividend in August 2006, resulting in a total of 2,353,887 shares of Series A Convertible Preferred Stock outstanding. In February 2007, we completed a financing of $2.1 million of convertible notes, which was later exchanged and included as part of the Series B Financing in July 2007. In July 2007, we raised $12.1 million (including the $2.1 million above) through the issuance of 4,592,794 shares of Series B Convertible Preferred Stock and the issuance of 200,694 shares of common stock. In addition, in September 2008, we closed a $5.0 million loan from SVB/Gold Hill Capital. In December 2009, we completed the Bridge Financing of $3.0 million of convertible notes. In June 2010, we completed our IPO raising gross proceeds of approximately $11 million through the sale of 2,392,000 units consisting of one share of common stock and two warrants. We anticipate that we will continue to issue equity and/or debt securities as a source of liquidity, when needed, until we generate positive cash flow to support our operations. As an alternative source of liquidity, we are exploring acquisition opportunities. In addition, we may pursue a financing. We cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance our company will dilute existing stockholders’ ownership. We cannot guarantee when or if we will ever generate positive cash flow.

As of December 31, 2010, we had 26 full time employees and 6 part-time employees. Subsequent to year end, in an effort to conserve cash, we reduced our staff by approximately 15%.

Cash flows for the year ended December 31, 2010 and 2009

	Year Ended December 31,			Cumulative from inception to December 31, 2010
	2009	2010	Change
	($ - in thousands)
Net cash used in operating activities	(4,850)	(6,361)	(1,511)	(23,923)
Net cash provided by (used in) investing activities	(2,615)	2,499	5,114	(600)
Net cash provided by financing activities	2,183	8,520	6,337	29,962

Operating activities

During the year ended December 31, 2010, net cash used in operating activities totaled $6.4 million. During the year ended December 31, 2009, net cash used in operating activities totaled $4.9 million. This increase of $1.5 million used in operating activities was mainly due to payments to service providers in connection with the Bridge Loan and being a public company, including the auditors, directors insurance and legal counsel. We expect our net cash used in operating activities to increase due to costs related to being a public company. As we move towards greater revenue generation, we expect some of these amounts will be offset by revenue. Since we receive most of our revenues directly from carriers whose payment schedules are generally at net 90 days or longer, and our suppliers’ payment schedules are generally net 30 days, we do not expect the increase in revenue will initially increase our net cash from operating activities.

Investing activities

During the year ended December 31, 2010, net cash provided by investing activities totaled $2.5 million. During the year ended December 31, 2009, net cash used in investing activities totaled $2.6 million. This increase of $5.1 million provided by investing activities is primarily due to the release of proceeds from the Bridge Financing from escrow, which was slightly offset by the purchase of fixed assets. Fixed asset purchases in the year ended December 31, 2010, amounted to $86 thousand compared to $34 thousand for the year ended December 31, 2009. The increase in fixed asset purchases was due to the need to replace certain fixed assets that had fully depreciated and to improve the servers in the research and development facility of our Israeli subsidiary. We expect that net cash used in investing activities will increase as we intend to continue to upgrade our computers and software in 2011. Moreover, as our service continues to grow, we will need to increase our server capacity to meet the needs of our customers.

Financing activities

During the year ended December 31, 2010, net cash provided by financing activities totaled $8.5 million, which relates to the net proceeds received as a result of our IPO, partially offset by repayment of principal on the venture loan. Following the successful completion of the IPO we expect to continue to see a net cash outflow from financing activities as a result of the repayment of the venture loan and, dependent on our share price and other market conditions, possible inflows from the exercise of warrants and other instruments.

Initial Public Offering

On June 21, 2010, we consummated an IPO in the aggregate amount of $11.0 million whereby we sold 2,392,000 units consisting of one share of common stock and two warrants. Each unit was sold at $4.60, with the warrants exercisable for five years following the IPO at an exercise price $5.06. Net proceeds from the offering were approximately $9.2 million after taking into account the underwriters discounts and other related expenses. Upon the consummation of the IPO the Bridge Notes were converted into an aggregate of 864,332 units (see above). As a result of the offering the shares of Series A and Series B Convertible Preferred Stock were awarded a stock dividend, were subject to a 1 to 6 reverse split and converted in common stock according to a 1 to 1 ratio.

Future operations

As a result of our IPO, we believe we have sufficient cash to meet our planned operating needs into the third quarter of 2011, based on our current cash levels, including the cash raised from the offering. Following that date, we believe that we will need additional financing, in order to meet our longer-term cash flow needs. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. In estimating our expected cash flow, we have considered the current economic climate and our revenue estimations as discussed above.

We are considering acquisition opportunities at this time and there can be no assurance, however, that any such opportunities may arise, or that any such acquisitions may be consummated. In March 2011, we signed a Letter of Intent to acquire substantially all of the assets of m-Wise. Under the terms of the Letter of Intent, we will issue m-Wise 1.9 million shares of our common stock, provide m-Wise’s management with a retention package comprised of options to purchase 500,000 shares of common stock, and assume and pay over a two year period certain of m-Wise’s expenses and related costs in the amount of $615,000 and assume certain other liabilities of m-Wise. We will also issue a five-year promissory note for $320,000 convertible into 200,000 shares of its common stock for certain services provided in connection with the transaction.

m-Wise provides a platform used by leading content owners and service providers to manage, deliver and monetize mobile entertainment, content and applications. The m-Wise mobile software as a service (SaaS) platform powers over three million daily mobile service transactions world-wide, and m-Wise has performed over one billion mobile transactions in the aggregate since it was founded in March 2000.

m-Wise’s platform has been utilized in over 300 applications across more than 50 mobile networks by more than 50 international content and media providers. m-Wise’s current customers include leading companies such as Jesta Digital (formerly Fox Mobile), and Sendmemobile (formerly Thumbplay), Universal Music Group, Digicel and Snackable Media. These m-Wise-enabled applications for content and media partners include content delivery services, ringtones, music, video, games, information services, alerts and advertising and promotions, all of which were developed and delivered from the cloud on a hosted basis.

For the nine months ending September 30, 2010, m-Wise reported sales of $2.1 million, gross profit of $1.2 million and a net loss (including non-cash, stock-based expenses and options accounting) of $0.8 million. We anticipate cost savings and operational synergies from combining m-Wise’s business with our core business. As a result, we believe that the m-Wise acquisition will have a positive effect on our cash flow with the potential to reduce our overall burn rate in the first full year of combined operations.

The proposed transaction is subject to the satisfactory completion of due diligence by us, the execution of a definitive agreement, regulatory approval, and the approval of both the boards of directors and stockholders of Vringo and m-Wise. The parties intend to complete the transaction as soon as practicable after receiving all necessary approvals.

We believe that there are a number of acquisition opportunities. We may require additional financing if we decide to make acquisitions. Additional financing may not be available on satisfactory terms when required.

Venture loan

In September 2008, we drew down on a loan facility for $5.0 million. The loan facility bears interest at a rate of 9.5% per annum and an effective interest rate of 18%. The contractual repayment schedule required a 36-month repayment schedule beginning on March 31, 2009 following a nine-month interest only period. In conjunction with to the Bridge Financing, we entered into a loan modification agreement with our lenders whereby principal payments on the facility were deferred until consummation of the IPO. Following the recommencement of principal payments, on July 1, 2010, the remaining portion of the loan will be repaid through March 1, 2013. Future loan payments on the facility, including principal and interest will amount to approximately $142 thousand per month. For additional information regarding venture loan see Note 9 of our consolidated financial statements.

Contractual Obligations and Commercial Commitments

The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2010, for each of the next five years and thereafter:

	Payments due by period (in thousands of dollars)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Real estate leases (1)	80	56	24	—	—
Auto leases (2)	90	35	55	—	—
Venture loan (3)	3,443	1,439	2,004	—	—
Total	3,613	1,530	2,083	—	—

(1)	We have a non-cancellable operating lease for our subsidiary’s offices in Israel for which we pay approximately $5 thousand monthly. This commitment is for the period ending May 31, 2012.
(2)	The subsidiary leases five motor vehicles for certain employees with variable commencement and expiration dates. All leases are for a total of 36 months whereby the final three months of the contract have been prepaid. Total monthly expenses for these leases amount to approximately $4 thousand. Expiration dates for the leases are on various dates from February 2011 through December 2013.
(3)	Represents total future principal repayments due, as per the venture loan agreement. The above stated loan balance, is presented in our financial statements net of discount, in the total amount of $270 thousand. Please see Note 9 of our consolidated financial statement for the year ended December 31, 2010.

In addition to the abovementioned venture loan, our long term GAAP liabilities include the derivative liabilities on account of warrants, as those are described in “Valuation of Instruments in Bridge Financing”, Item 7, below, and long term provision for severance pay, in the total amount of $178 thousand, made in connection with extended contractual compensation to be paid to our Chief Executive Officer upon the termination of his employment (dependent on certain circumstances), as described in Note 8 to our consolidated financial statements for the year ended December 31, 2010.

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2010 and 2009, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

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

We determine the fair value of stock options granted to employees, directors and consultants using the Black-Scholes-Merton and the Lattice (for out-of-money option grants) valuation models, those require significant assumptions regarding the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. Due to insufficient history, we estimate our expected stock volatility based on historical stock volatility from comparable companies.

To calculate the effect of options granted upon the consummation of our IPO on our consolidated financial statements, we considered the fair value of the common stock as at March 31, 2010, which was determined to be $2.62, and represents the $2.80 ascribed value of the common stock portion of the unit, discounted to reflect other exit scenarios. To calculate the effect of options granted during 2009 on our consolidated financial statements, we considered the fair value of the common stock as at June 25, 2009 (the date we granted stock options in 2009) which valued our common stock at $2.1. All options granted after July 27, 2010, when our common stock shares became publicly traded, were valued using quoted common stock price at the option grant date.

These option pricing models utilize various inputs and assumptions, which are highly subjective. Had we used different assumptions, our results may have been significantly different. For further information on judgments and assessments used, please refer to Note 13 in our consolidated financial statements.

Valuation of Common Stock and Warrants at IPO

The units that were issued as part of the IPO consisted of one share of common stock and two warrants (each exercisable at $5.06). We used the Black-Scholes-Merton model to determine the value of the warrants. The warrants in the unit were valued at June 30, 2010 based on an exercise price of $5.06, expected term of five years, volatility of 54% and a risk-free interest rate of 1.82%. These parameters valued the two warrants at $1.53 and the common stock portion at $2.57. This valuation was used to determine the value of the Conversion Warrants and the Bridge Notes upon their conversion to warrants and common stock at the IPO commencement date.

The warrants in the unit were valued at December 31, 2009 using the following parameters—an exercise price of $5.50 (the expected exercise price at the time of the valuation), expected term of five years, volatility of 60.63% and a risk-free interest rate of 2.87%. These parameters valued the two warrants at $2.14 and the common stock portion at $2.86. This common stock valuation was used to determine the value of the Special Bridge Warrants as well as the value of the warrants attached to the modified venture loan and was also used to value the common stock options as stated above.

Our common stock valuation for December 31, 2009 valued our common stock at $2.58. The valuation assumed the consummation of the IPO based upon an assumed offering price of $5.00. The difference between the values of $2.86 for the common stock portion compared to the unit price of $5.00 constituted the value of the two warrants. The value of $2.58 represents the $2.86 ascribed value of the common share portion of the unit, discounted to reflect other exit scenarios.

To the extent we had made different assumptions regarding the fair value of the common stock, the stock price volatility or the estimated time that warrant grants will be outstanding before they are ultimately exercised, the related value of the Special Bridge Warrants, the Conversion Warrants, the venture loan, and additional paid in capital, as well as our net loss and net loss per share, could have been significantly different.

Valuation of Instruments in Bridge Financing

On December 29, 2009, the Company entered into a Bridge Financing Agreement whereby it issued 5% subordinated convertible promissory notes, (“Bridge Notes”), in the aggregate amount of $2.98 million in a private placement, as well as warrants to purchase 795,200 shares of common stock (the “Special Bridge Warrants”) (the “Bridge Financing”). Proceeds

from the Bridge Financing were first allocated to the Special Bridge Warrants, which were classified as a derivative liability and recorded at fair value, with the residual amount allocated to the Bridge Notes. The Special Bridge Warrants have down-round protection clauses, which are not expected to have a material impact, and their fair value is calculated using the Black-Scholes-Merton model at every reporting period. The assumptions used in the initial calculation were 53% expected volatility, a risk-free interest rate of 1.6%, estimated life of 4.5 years and no dividend yield. The fair value of the common stock was estimated at $2.57. Upon the consummation of the IPO, we issued a further 69,132 Special Bridge Warrants to the holders of the Bridge Notes to reflect the final offering price of the IPO units. These warrants were valued on the date of the IPO by using the Black-Scholes-Merton model. The assumptions used in this calculation were 53% expected volatility, a risk-free interest rate of 1.9%, estimated life of 4.5 years and no dividend yield. The fair value of the common stock was estimated at $2.79. The additional warrants are then adjusted according to the fair value above at the end of each reporting period. As of December 31, 2010, Special Bridge Warrants were valued using 52.76% expected volatility, a risk-free interest rate of 1.52%, estimated life of 4 years and no dividend yield. The fair value of the common stock was $2.38. See also Note 10 in our consolidated financial statements.

Upon the consummation of the IPO the Bridge Notes converted into 864,332 shares of common stock and 1,728,664 warrants (the “Conversion Warrants”). The Conversion Warrants granted to the Bridge Note holders were classified as a derivative long-term liability. The Conversion Warrants have down-round protection clauses, which are not expected to have a material impact, and their fair value is calculated using the Black-Scholes-Merton model at every reporting period. The assumptions used in this calculation for the date of the IPO were 54% expected volatility, a risk-free interest rate of 2.1%, estimated life of 5 years and no dividend yield. The fair value of the common stock was estimated at $2.79. These warrants were valued again on December 31, 2010, with the decrease in fair value being recorded as non-operating income. The assumptions used in this calculation were 52.85% expected volatility, a risk-free interest rate of 1.77%, estimated life of 4.47 years and no dividend yield. The fair value of the common stock was estimated at $2.38. See also Note 10 in our consolidated financial statements.

The 55,664 warrants granted to the placement agent in the Bridge Financing have been recorded at fair market value and calculated using the Black-Scholes-Merton model. Their fair value was calculated using the Black-Scholes-Merton model. The assumptions used in this calculation were 60.6% expected volatility, risk-free interest rate of 2.87%, estimated life of 5 years and no dividend yield. The fair value of the common stock was estimated at $2.58. The total expense recorded was approximately $60 thousand.

The 482,346 warrants granted to the Lead Investors in the Bridge Financing have been recorded as a non-operating expense at fair market value at the time of the IPO and calculated using the Black-Scholes-Merton model. The assumptions used in this calculation were 52.6% expected volatility, risk-free interest rate of 1.68%, estimated life of 4 years and no dividend yield. The fair value of the common stock was estimated at $2.79. The total non-operating expense recorded was approximately $1.3 million.

Had we made different assumptions about the fair value of the stock price (before it was publicly traded), risk-free interest rate, volatility, the impact of the down-round provision, or the estimated time that the abovementioned warrants will be outstanding before they are ultimately exercised, the recorded expense, our net loss and net loss per share amounts could have been significantly different.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2010, we have fully offset our U.S. net deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate U.S. taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. Also, refer to Note 15 of our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2010-17, which amends ASC 605, “Revenue Recognition”. ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measure when those payments are related to uncertain future events limited to transactions involving research and development. Entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measure during the period in which the milestones are achieved, provided certain criteria are met. We do not expect the adoption of ASU 2010-17 to have a material impact on its consolidated financial statements.

ITEM: 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements required by this Item are set forth in Item 15 beginning on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons set forth below.

Our management has identified a material weakness in our disclosure control and procedures relating to our ineffective policies and procedures relating to our ineffective internal controls, in particular, insufficient staff governing finance functions, and an inadequate reporting process during the reporting periods. We are in the process of remediating this material weakness by hiring additional qualified personnel in the finance and reporting realm.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers	Age	Position
Jonathan Medved	55	Chief Executive Officer and Director
Seth M. Siegel *(1)(3)	57	Chairman of the Board
Ralph Simon *(1)(3)	64	Director
Andrew Perlman	33	President and Director
Edo Segal	42	Director
Philip Serlin *(2)	50	Director
John Engelman *	55	Director
Ellen Cohl	44	Chief Finance Officer
Stuart Frohlich	44	Chief Operating Officer

*	Independent Director
(1)	Member of Compensation Committee.
(2)	Member of Audit Committee
(3)	Member of Nominating and Corporate Governance Committee

The following is a brief summary of the background of each of our directors and executive officers. In addition, the following brief summary includes specific information about each director’s experience, qualifications, attributes or skills that led the board to the conclusion that the individual is qualified to serve on our board, in light of our business and structure. There are no family relationships among any of the directors or executive officers.

Jonathan Medved co-founded our company and has served as our Chief Executive Officer and a director since April 2006. Mr. Medved co-founded Israel Seed Partners and acted as a co-manager of the fund from January 1995 to January 2006. During Mr. Medved’s tenure, Israel Seed Partners had $262 million under management in four funds and has been an investor in 60 leading Israeli companies. In addition, Mr. Medved co-managed Israel Seed Partners’ successful dispositions of various investments, including the investments in Shopping.com (subsequently acquired by eBay Inc.), Compugen Ltd. (NasdaqCM:CGEN), Answers Corporation (NasdaqCM:ANSW), Cyota Inc. (acquired by RSA Security Inc. ), Native Networks (acquired by Alcatel (NYSE:ALA)), Xacct Technologies Inc. (acquired by Amdocs Ltd. (NYSE:DOX)) and Business Layers (acquired by CA, Inc. (NasdaqGS: CA)). Mr. Medved was a member of the founding management team of Accent Software International Ltd., or Accent, which developed multilingual internet publishing, browsing and email software, and served as its executive vice president of marketing and sales from April 1992 to October 1994. From June 1982 to June 1991, Mr. Medved was a founder of and served as Executive Vice President of Marketing and Sales of MERET Optical Communications, Inc., which was an early pioneer in fiber optic communication systems for video transmission and was acquired by Amoco Corporation (NYSE:BP) in 1990. Mr. Medved serves on the boards of directors of various non-profit organizations, including Ma’aleh and the Jerusalem College of Technology. Mr. Medved studied history at the University of California, Berkeley.

As our chief executive officer, Mr. Medved brings more than 26 years of technology start-ups to the board of directors. His senior positions with Accent and MERET give him relevant start-up leadership experience as a manager of venture capital investments provided him with substantial experience in participating as both an investor and board member.

Seth M. Siegel has served as a director since May 2006 and as chairman of the board since March 2010. Mr. Siegel has been working in the corporate and entertainment licensing industry since 1982. Mr. Siegel is a co-founder of The Beanstalk Group, a leading brand licensing agency and consultancy and a part of Omnicon Group Inc. (NYSE:OMC). He continues his relationship with both The Beanstalk Group (as a Vice Chairman) and Omnicom (as a consultant on special projects). He is also, since 2007, co-founder and co-CEO of Sixpoint Partners, a broker/dealer investment banking boutique and provider of financial advisory and alternative investment solutions for private equity funds and middle market companies. Mr. Siegel has advised many Fortune 500 companies in the proper secondary use of their trademarks, trade dress and copyrights, and has served as an adviser and/or as the licensing agent for such leading brand owners as AT&T, IBM, Harley- Davidson, The Stanley Works, Unilever, Ford Motor Company, Chrysler, Hershey Foods, Campbell Soup, The Rubbermaid Group, and Dr. Scholl’s. Mr. Siegel has also served as an adviser to and licensing agent for Hanna-Barbera

Productions in the retail and promotional licensed applications of its classic characters, including The Flintstones, The Jetsons and Scooby-Doo. Mr. Siegel has lectured throughout the United States and has written articles, opinion pieces, and a criticism for a wide array of publications, including The New York Times Op-Ed page and The Wall Street Journal. From April 1995 to June 2004, he was a regular columnist for Brandweek magazine, addressing a broad range of issues relating to the licensing industry and pop culture. Mr. Siegel has served on the Board of Trustees of the Abraham Joshua Heschel School, including ten years on its Executive Committee. He also served as chairman of the Cornell University Hillel. Mr. Siegel sits on both the Cornell University Council and the Advisory Council of Cornell University’s School of Industrial and Labor Relations. He is also a member of the national Board of Directors of AIPAC, a leading foreign policy advocacy organization. Before his work in the licensing industry, Mr. Siegel practiced law with Frankfurt, Garbus, Klein & Selz (now Frankfurt, Kurnit, Klein & Selz), an entertainment and constitutional law firm in New York. Mr. Siegel received his Bachelor of Science degree from Cornell University and his J.D. from Cornell University Law School.

We believe Mr. Siegel’s extensive knowledge of consumer brands and marketing, as well as his leadership experience at The Beanstalk Group qualifies him to serve on our board of directors. His extensive experience with leading brands as co-founder and chief executive officer of The Beanstalk Group provide a significant contribution to us and the board of directors.

Ralph Simon has served as a director since September 2009 and previously served as a member of our Advisory Board from January 2008 to September 2009. Since January 1999, Mr. Simon has served as chairman, and is now chairman emeritus, of the Mobile Entertainment Forum Americas, the principal global trade association and leading advocate for the mobile entertainment industry established to represent the commercial interests of content, application and service providers and telecom operators. Since October 2003, Mr. Simon has also served as president and chief executive officer of The Mobilium Group, the mobile strategic advisory firm that guides U.S. and international media companies, networks and brands to grow revenues and market share from mobile content, mobile entertainment properties and technologies. In 1998, Mr. Simon co-founded and funded the first ringtone company in the United States and Europe, Yourmobile/Moviso, which was acquired by Vivendi-Universal in December 2003. Mr. Simon currently advises prominent companies, entertainment properties and artists (including U2) in the U.S. and internationally on ways to maximize and develop their mobile businesses and revenues and create significant commercial opportunities on a global basis. On July 2, 2005, he organized and executive produced the mobile and mobile messaging layer for the Live 8 world concert event that established the validity of cross-platform mobile strategies. In December 2005, Mr. Simon was picked as one of the Top 50 mobile entertainment executives world-wide in a poll conducted by the trade journal, Mobile Entertainment Magazine. Prior to his involvement in the mobile entertainment industry, Mr. Simon co-founded Zomba Label Group LLC, which has grown to become a successful independent record and music publishing company. Mr. Simon served on the board of Natrol, Inc. from May 2006 until November 2007. From 1993 to 1995, Mr. Simon served as Executive Vice President of Capitol Records Inc. (a subsidiary of EMI) and Blue Note Records and created EMI’s New Media business. Mr. Simon is a Fellow of the Royal Society of Arts in the United Kingdom and a member of the National Academy of Recording Arts & Sciences in the United States. Mr. Simon was educated at the University of Witwatersrand in Johannesburg, South Africa.

We believe Mr. Simon’s more than twenty-five years in the music industry, as well as his leading role in the ringtone industry, qualifies him to serve on our board of directors. His extensive experience and insights gained by his involvement in a start-up company from inception through sale are a significant contribution to us and the board of directors. In addition, Mr. Simon’s extensive network of contacts in the music and entertainment industry are helpful to us and the board of directors.

Andrew Perlman has served as a director since September 2009 and as our President since April 2010. From February 2009 to March 2010, Mr. Perlman served as vice president of global digital business development at EMI Music Group, where he was responsible for leading distribution deals with digital partners for EMI’s music and video content. From May 2007 to February 2009, Mr. Perlman served as General Manager of our U.S. operations as well as our Senior Vice President Content & Community. In this position, Mr. Perlman managed our United States operations and led our content and social community partnerships. From June 2005 to May 2007, Mr. Perlman was senior vice president of digital media at Classic Media, Inc., a global media company with a portfolio of kids, family and pop-culture entertainment brands. In his position with Classic Media, Mr. Perlman led the company’s partnerships across video gaming, online and mobile distribution. From June 2001 to May 2005, Mr. Perlman served as general manager for the Rights Group, LLC and its predecessors, a mobile content and mobile fan club company, where he oversaw mobile marketing campaigns for major international brands such as Visa and Pepsi. In this role, Mr. Perlman developed and negotiated relationships with technology vendors such as Comverse, Mobile 365 and Mobliss. He was also responsible for selling and executing mobile products including the Britney Spears mobile fan club and Justin Timberlake and American Idol branded karaoke. In addition he also participated in sponsorship deals between Britney Spears and Samsung and Justin Timberlake and Orange U.K. Mr. Perlman holds a Bachelor of Arts in Business Administration from the School of Business and Public Management at George Washington University.

We believe Mr. Perlman’s more than nine years of experience in the music and digital media qualifies him to serve on our board of directors. His extensive experience and insights gained both as an executive at start-up companies and as a senior executive at EMI are a significant contribution to us and the board of directors.

Edo Segal has served as a director since July 2008. Since 1999, Mr. Segal has acted as founder and chief technology officer of The Relegence Corporation, a real-time financial news and information search technology company, or Relegence. Relegence was acquired by AOL Time Warner in November 2006. As chief technology officer of Relegence, Mr. Segal has led the expansion of its search technology and served customers such as Credit Suisse, J.P. Morgan, Deutsche Bank, Merrill Lynch, Bloomberg, and Dow Jones. At AOL Time Warner, Mr. Segal served as vice president of emerging platforms and explored disruptive technologies. Prior to Relegence, Mr. Segal was involved with multiple digital initiatives including Virtual Arts, a company he founded in 1992 which focused on the production of CD-ROM multimedia titles, and later Tink Productions, which focused on game production with publishers such as Electronic Arts. After leaving AOL Time Warner, Mr. Segal established Futurity Ventures, a venture and incubation entity and now serves as its chief executive officer.

We believe Mr. Segal’s ten years of experience as the founder of a technology company qualifies him to serve on our board of directors. His extensive technology insights are a significant contribution to us and the board of directors.

Philip Serlin has served as a director since May 2010. Since May 2009, he has served as chief financial officer and chief operating officer of BioLineRx Ltd., a clinical stage drug development company (TASE: BLRX). From January 2008 to August 2008, Mr. Serlin served as chief financial officer and chief operating officer of Kayote Networks, Inc., a telecommunications service provider. From January 2006 to December 2007, Mr. Serlin served as chief financial officer of Tescom Software Systems Testing Ltd., an IT services company (TASE: TSCM). From January 2000 to December 2005, he served as chief accounting officer for Chiaro Networks Ltd., a telecommunications network infrastructure manufacturer. From January 1994 to December 1999, Mr. Serlin served as senior manager at Deloitte Touche Tohmatsu (Brightman Almagor & Co.), where he headed the SEC and U.S. accounting department at the Tel Aviv national office. From June 1986 to December 1992, he served as a senior accountant/analyst at the Securities and Exchange Commission in Washington, D.C. Mr. Serlin holds a Bachelor of Science in Accounting from Yeshiva University and a Master’s degree in Economics and Public Policy from The George Washington University. Mr. Serlin is a Certified Public Accountant.

We believe Mr. Serlin’s financial and public companies’ experience qualifies him to serve on our board of directors.

John Engelman has served as a director since December 2010. Mr. John Engelman is a co-founder of Boomerang Media LLC, which specializes in global media and video distribution, and serves as its Co-Chief Executive Officer since its acquisition of Classic Media in 2009. He was co-CEO of Classic Media from 2000 until its acquisition by Entertainment Rights PLC in 2007. Classic Media owns well-known brands such as Fat Albert and the Cosby Kids, The Lone Ranger, Lassie, Rocky and Bullwinkle, Rudolph the Red-Nosed Reindeer, Frosty the Snowman, Masters of the Universe, Ghostbusters, George of the Jungle, The Dudley Do-Right Show, Mr. Magoo, Gumby, Felix the Cat, etc. From 1998 to 2001, Mr. Engelman was an operating partner with Pegasus Capital Advisors, a U.S.-based private equity fund manager that provides capital and strategic solutions to middle market companies. From 1991 to 1997, he was president of Broadway Video, Inc., one of New York’s leading entertainment companies. Founded by producer Lorne Michaels, Broadway Video is the production company for “Saturday Night Live,” “Late Night with Conan O’Brien,” “Wayne’s World” and many other popular television series and movies. He began his career at Irell and Manella where he became a tax partner. Mr. Engelman is a graduate of Harvard College and Harvard Law School.

We believe Mr. Engelman’s twenty years of experience in the media and entertainment industries qualifies him to serve on our board of directors. His extensive experience and insights gained both as an executive at Boomerang Media and Classic Media are a significant contribution to us and the board of directors.

Ellen Cohl has served as Chief Financial Officer, and previously as Vice President, Finance & Governance since October 2009, including the role of Compliance Officer as of the Company’s IPO. From September 2005 to September 2008, Ms. Cohl served as Chief Financial Officer and Director of Information Technology for Mandel Foundation R.A. and Mandel Institute, R.A., philanthropic leadership training organizations. From January 2001 to August 2005, Ms. Cohl served as the Director of Corporate Services and Accounting for Chiaro Networks Ltd., a telecommunications network infrastructure manufacturer. From August 1997 to December 2000, she served as Vice President of Finance and Controller for Virtual Communities, Ltd., a provider of turnkey solutions for the development and management of Web-based communities, which was formerly listed on the NASDAQ Stock Market, Inc. From July 1992 to September 1994, Cohl served as an internal auditor for Bank Leumi Trust Company. From August 1995 to July 1997 and from July 1988 to September 1991, Ms. Cohl served as a senior auditor for Arthur Andersen & Co. in the Tel Aviv and New York offices.

Ms. Cohl received a Bachelor of Science degree in Accounting from New York University and a Masters in Business Administration from Baruch College. Ms. Cohl is a Ph.D. candidate in Sustainability and Corporate Governance with The University of Paris -Sorbonne. Ms. Cohl is a certified public accountant in the State of New York.

Stuart Frohlich has served as our Chief Operating Officer since January 2008. From January 2007 to January 2008, he served as our Senior Vice President for Carrier Solutions. From July 2001 to December 2006, Mr. Frohlich served as Director of Engineering at NMS Communications Corporation (now LiveWire Mobile, Inc. (NasdaqGM:LVWR)), during which time he developed NMS’s carrier-grade, high-availability Voice Application Platform (HearSay), as well as the mobile applications running it (MyCaller™ & MobilePlace). From December 1996 to June 2001, Mr. Frohlich served as director of engineering at TraderTools™ Inc., a provider of business solutions, software and services to financial institutions trading foreign currency. In this area he specialized in server and enterprise application design and deployment for leading financial institutions in Europe and the US. Mr. Frohlich’s former clients include, Vodafone, 3 IT, Swisscom CH, Rogers, Etisalat, Elisa FI, Movilnet VE, Calyon (Credit Lyonnais/CAI), Dresdner Bank, Fimat Group, HETCO (Amerada Hess Energy Trading Co.), Man Financial, Refco Capital Markets, Societe Generale, SunGard, The First International Bank of Israel, and Thomson Financial. Mr. Frohlich holds an Associates Degree in Mechanical Engineering from Tel Aviv University.

Members of the Advisory Board

In addition to our board of directors, we have formed an Advisory Board, comprised of individuals who have the background and experience to assist us in evaluating our business strategies and development. While members of the Advisory Board do not participate in managing our operations, they provide us with advice, insights, contacts and other assistance based on their extensive industry experience and involvement in areas of activity that are strategic to us. In addition to individual meetings or phone conferences with members of the Advisory Board, we are considering holding bi-annual meetings with the Advisory Board to discuss our strategy and industry trends.

We have entered into agreements with members of the Advisory Board pursuant to which each member is required to attend at least one meeting of the Advisory Board each quarter and to make themselves available for at least four hours per quarter (in addition to time spent attending meetings of the Advisory Board) to consult with our management, employees and advisors and to serve as our liaison with our current and prospective clients and strategic partners. As of December 31, 2010, we have outstanding options to purchase shares of common stock issued to members of the Advisory Board at an aggregate of approximately 75,664 shares of common stock with a weighted average exercise price of $2.42 per share.

The following is a brief summary of the background of each of the members of the Advisory Board:

Andrew Abramson has served as a member of our Advisory Board since January 2008. Mr. Abramson is the founder and chief executive officer of Comunicano, Inc. (previously Strategy Plus). Founded in January 1993, Comunicano is an asymmetrical communications consultancy to start-ups, companies in transition and established brands with regard to marketing, advertising, public relations, promotion, events and reputation management. Mr. Abramson has over 36 years of experience in all facets of marketing and corporate communications. During his career, Mr. Abramson has worked with a wide variety of companies, ranging from traditional package goods product and manufacturing companies to technology companies. His clients have operated in numerous industries, including apparel, financial services, online marketplaces, meta-mediaries, mobile, telecommunications, technology, food products, media and entertainment. Mr. Abramson has also worked with sports properties, including teams, athletes, celebrities and facilities. Mr. Abramson also co-hosts “The World Technology Round Up,” a daily technology webcast that is heard via KenRadio.com and its syndication partners, by more than 300,000 daily listeners around the globe. Mr. Abramson has also served as the BBC’s consumer electronics market analyst in the U.S. Mr. Abramson co-hosts the annual CommNexus’ GadgetFest (formerly the San Diego Telecom Council) each year, which provides a preview event of the newest consumer technology products. Mr. Abramson also authors VoIPWatch, a daily web-log (blog), Working Anywhere and WiMax Watch, and writes a weekly wine column for the Del Mar Times. Mr. Abramson holds a Bachelor of Sciences in Journalism with a concentration in advertising from Temple University.

Howard Handler has served as a member of the Advisory Board since July 2008. Since October 2009, Mr. Handler has served as executive vice president of marketing and sales for Madison Square Garden Entertainment, in which position he manages concerts, family shows/Broadway series, events and productions as Radio City Music Hall, Madison Square Garden, the Theater at MSC, The Beacon Theater, the Chicago Theater and the Wang Theater in Boston. From October 2008 to August 2009, Mr. Handler served as executive vice president of marketing at EMI Music Group and led marketing across EMI Music Group’s 13 labels in the United States, Canada and Mexico. From January 2003 to April 2008, Mr. Handler served as chief marketing officer for Virgin Mobile USA, Inc. (NYSE:VM), a mobile virtual network operator in the United States (MVNO) and youth-dedicated wireless service. With Virgin Mobile, Mr. Handler led the team that grew Virgin Mobile’s subscriber base to over five million customers resulting in revenues of $1.2 billion, positive EBITDA and net income and receiving the JD Power & Associates award for the #1 rated pre-paid wireless service two years in a row. From June 2000 to August 2002, Mr. Handler served as president and chief executive officer of Burly Bear Network, a venture-backed cable network and youth marketing company, where he more than tripled revenues in two years before selling the business to National Lampoon. From March 1995 to June 2000, Mr. Handler served as senior vice president and marketing and fan development at The National Football League. In this position, Mr. Handler developed and managed the NFL’s integrated youth initiative, “Play Football,” and built an extensive fan database and direct marketing profit center. From May 1992 to December 1994, Mr. Handler served as senior vice president of marketing for MTV Networks, where he played a central role in the launch of “Beavis & Butt-head,” “The Jon Stewart Show,” “The Real World,” and the Emmy & Peabody Award-winning “Choose or Lose” voter awareness campaign. From January 1990 to April 1992, Mr. Handler served as vice president of marketing and merchandising for Broadway Video Entertainment, producers of “Saturday Night Live” and “Wayne’s World—The Movie.” Mr. Handler holds a Bachelor of Arts in economics and history and an M.B.A. from The University of Michigan.

Jeffrey Belk has served as a member of our Advisory Board since January 2008. Mr. Belk is a managing director of ICT168 Capital, LLC, an entity focused on developing and guiding global growth opportunities in the information and communication technology industries. For over 14 years, Mr. Belk held various positions with Qualcomm Incorporated (NasdaqGS:QCOM). Most recently, from September 2006 to January 2008, Mr. Belk served as senior vice president of strategy and market development of Qualcomm Incorporated, in which position he focused on examining changes in the wireless ecosystem and formulating approaches to help accelerate mobile broadband adoption and growth. From February 2000 to September 2006, Mr. Belk served as senior vice president, global marketing of Qualcomm Incorporated and led a team responsible of all facets of that company’s corporate messaging, communications, and marketing worldwide. From January 1999 to March 2000, Mr. Belk was the vice president and then the senior vice president and general manager of Qualcomm Eudora Products, Qualcomm Incorporated’s award-winning email client. In April 1997, Mr. Belk was named vice president of marketing of Qualcomm Consumer Products, and initiated the company’s global branding and communications efforts. Mr. Belk holds a Bachelor of Arts in economics from the University of California, San Diego and an M.B.A. from the University of California, Irvine.

Sharon Goldstein has served as a member of our Advisory Board since July 2008. In June 2006, Ms. Goldstein founded SYG LLC and currently serves as its chief executive officer. SYG LLC assists startups and technology companies in fundraising, market positioning, strategic partnerships and product management. From September 2005 to June 2006, Ms. Goldstein served as vice president of content business of Volantis Systems Ltd., which operates in the mobile content adaptation industry, where she managed the hosting services business focused on mobile content adaptation for content brands, including Walt Disney Co. (NYSE:DIS), Discovery Communications, LLC, Ebay Inc. (NadaqGS:EBAY), and World Wrestling Entertainment (NYSE:WWE). From February 2003 to June 2005, Ms. Goldstein served as a director of RealNetworks Inc., where she built the mobile products business and developed relationships with operators and handset manufacturers including Nokia Corp. (NYSE:NOK) and Vodafone Group PLC (NYSE:VOD). Under her leadership, RealNetwork’s platform was deployed at over 40 mobile carriers and the mobile player grew from an install base of zero to over 25 million units. Ms. Goldstein holds a Bachelor of Science in industrial and systems and engineering from Georgia Institute of Technology, an M.B.A. from Kellogg Graduate School of Management at Northwestern University and a Masters of Engineering Management from McCormick School of Engineering at Northwestern University. Ms. Goldstein is involved with several philanthropies, including Share Our Strength, which feeds at risk children, the Jewish Community Federation and the Juvenile Diabetes Research Foundation.

Director Independence

We believe Mr. Siegel, Mr. Simon, Mr. Serlin and Mr. Engelman qualify as independent directors in accordance with the standards set by the NYSE Amex as well as Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Accordingly, our board of directors is comprised of a majority of independent directors as required by the NYSE Amex.

Committee of the Board of Directors

Our board of directors has established three standing committees: (1) the Audit Committee, (2) the Compensation Committee and (3) the Nominating and Corporate Governance Committee. Each committee operates under a charter that has been approved by the board of directors, and which is available on our website at http://ir.vringo.com.

Compensation Committee

Our board of directors has established a Compensation Committee, comprised of Mr. Siegel and Mr. Simon. Each of the members of the Compensation Committee is independent. Mr. Siegel serves as chairman of the Compensation Committee.

The Compensation Committee is authorized to:

•	review and recommend the compensation arrangements for management, including the compensation for our chief executive officer;

•	establish and review general compensation policies with the objective of attracting and retaining superior talent, rewarding individual performance and achieving our financial goals;

•	administer our stock incentive plans; and

•	prepare the report of the Compensation Committee that SEC rules require to be included in our annual meeting proxy statement.

Audit Committee

Our board of directors has established an Audit Committee, comprised of Mr. Serlin, an independent director of the Board. Mr. Serlin serves as chairman of the Audit Committee. Our board of directors has determined that Mr. Serlin is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We intend to appoint an additional independent director to the Audit Committee by April 11, 2011, 75 days following a vacancy.

The Audit Committee is authorized to:

•	approve and retain the independent auditors to conduct the annual audit of our books and records;

•	review the proposed scope and results of the audit;

•	review and pre-approve the independent auditor’s audit and non-audit services rendered;

•	approve the audit fees to be paid;

•	review accounting and financial controls with the independent auditors and our financial and accounting staff;

•	review and approve transactions between us and our directors, officers and affiliates;

•	recognize and prevent prohibited non-audit services;

•	establish procedures for complaints received by us regarding accounting matters;

•	oversee internal audit functions;

•	prepare the report of the Audit Committee that SEC rules require to be included in our annual meeting proxy statement.

Nominating and Corporate Governance Committee

Our board of directors has established a Nominating and Corporate Governance Committee, comprised of Mr. Siegel and Mr. Simon, each of whom is an independent director. Mr. Siegel serves as chairman of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee is authorized to:

•	identify and nominate members of the board of directors;

•	oversee the evaluation of the board of directors and management;

•	develop and recommend corporate governance guidelines to the board of directors;

•	evaluate the performance of the members of the board of directors;

•	make recommendations to the board of directors as to the structure, composition and functioning of the board of directors and its committees.

We have no formal policy regarding board diversity. Our Nominating and Corporate Governance Committee and board of directors may therefore consider a broad range of factors relating to the qualifications and background of nominees, which may include diversity, which is not only limited to race, gender or national origin. Our Nominating and Corporate Governance Committee’s and board of directors’ priority in selecting board members is identification of persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members and professional and personal experiences and expertise relevant to our growth strategy.

Board Leadership Structure, Executive Sessions of Non-Management Directors

Mr. Medved currently serves as our chief executive officer and Mr. Siegel, a non-management director, serves as chairman of our board of directors. The board of directors has chosen to separate the chief executive officer and chairman positions because it believes that (i) independent oversight of management is an important component of an effective board and (ii) this structure benefits the interests of all stockholders. If the board convenes for a special meeting, the non-management directors will meet in executive session if circumstances warrant. Mr. Siegel will preside over executive sessions of the board of directors.

Risk Oversight

The board of directors oversees our business and considers the risks associated with our business strategy and decisions. The board currently implements its risk oversight function as a whole. Upon the formation of each of the board committees, the committees will also provide risk oversight and report any material risks to the board.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees. We have filed copies of our code of ethics and our board committee charters as exhibits to our registration statement filing with the SEC. A copy of the code of ethics is accessible on our website at http://ir.vringo.com.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table summarizes the compensation awarded to, earned or paid by the company to our CEO and other named executive officers for the fiscal years ended December 31, 2010 and 2009:

Name and principal position	Year	Salary ($) (1)	Bonus ($)	Option awards ($) (2)	All other compensation ($)		Total ($)
Jonathan Medved	2010	$213,531	—	$1,476,000	$77,059	(6)	$1,766,590
Chief Executive Officer (principal executive officer)	2009	$199,154	—	$16,129	$55,565	(6)	$270,848
Andrew Perlman (5)	2010	$142,885	—	$279,900	$—		$422,785
President and Director	2009	$22,846	—	$2,990	$—		$25,836
Ellen Cohl	2010	$106,540	—	$73,800	$31,276	(7)	$211,616
Chief Financial Officer (principal financial and accounting officer)	2009	$16,162	—	$—	$2,720	(7)	$18,882
Steven Glanz (4)	2010	$108,756	—	$352,800	$25,409	(8)	$486,965
Senior Vice President, Business Development	2009	$110,444	—	$5,733	$27,521	(8)	$143,698
Stuart Frohlich	2010	$129,693	—	$210,600	$43,893	(9)	$384,186
Chief Operating Officer	2009	$110,597	—	$5,733	$40,386	(9)	$156,716
David Corre (3)	2010	$109,013	—	$271,350	$37,713	(10)	$418,076
Vice President, Finance and Administration	2009	$72,570	—	$3,726	$19,428	(10)	$95,724

(1)	Based upon an average exchange rate of 3.73 and 3.92 between the NIS and U.S. Dollar for 2010 and 2009, respectively.
(2)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Note 13 of our consolidated financial statements for the year ended December 31, 2010.
(3)	On November 30, 2010, David Corre resigned his position as Vice President, Finance and Administration of Vringo, Inc. As part of his separation agreement, some of Mr. Corre’s stock options to purchase shares of the company’s common stock were accelerated. During December 2010, 22,500 of $0.01 options, total grant date fair value of which was $51,525 and 2,000 of $1.5 options, total grant date fair value of which was $2,740, were exercised. In addition, Mr. Corre was granted the right to exercise all of his vested stock options on a cashless basis until June 22, 2011, subject to receipt of any required governmental approvals.
(4)	On October 21, 2010, Steven Glanz resigned his position as Senior Vice President, Business Development of the company. As part of the separation agreement, some stock options to purchase shares of the company’s common stock were accelerated. During December 2010, 30,000 of these accelerated $0.01 options, total grant date fair value of which was $67,200, were exercised. In addition, Mr. Glanz was granted the right to exercise all of his vested stock options on a cashless basis until June 22, 2011, subject to receipt of any required governmental approvals.
(5)	Represents Andrew Perlman’s salary for April through December 2010. Prior to rejoining the company as President in April 2010, Andrew Perlman had been employed by the company from 2008 through February 2009.
(6)	Represents contributions to: (a) continued education fund (Keren Hishtalmut), (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $58,324 in 2010 and $40,404 in 2009. In addition, includes payments associated with possession of company-leased vehicle in the amount of $18,735 in 2010 and $15,161 in 2009.
(7)	Represents contributions to: (a) continued education fund (Keren Hishtalmut), (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $26,176 in 2010 and $916 in 2009. In addition, includes payments associated with travel reimbursement in the amount of $5,100 in 2010 and $1,804 in 2009.
(8)	Represents contributions to: (a) continued education fund (Keren Hishtalmut), (b) retirement plan feature of Managers’

Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $25,409 in 2010 and $27,521 in 2009.
(9)	Represents contributions to: (a) continued education fund (Keren Hishtalmut), (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $31,187 in 2010 and $27,846 in 2009. In addition, includes payments associated with possession of company-leased vehicle in the amount of $12,706 in 2010 and $12,540 in 2009.
(10)	Represents contributions to: (a) continued education fund (Keren Hishtalmut), (b) retirement plan feature of Managers’ Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $24,060 in 2010 and $19,428 in 2009. In addition, includes payments associated with possession of company-leased vehicle in the amount of $13,653 in 2010 and $0 in 2009.

Employment Agreements

Jonathan Medved Employment Agreement

Jonathan Medved entered into an employment agreement, dated July 29, 2007, as amended on August 5, 2008 to act as Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Medved’s term of employment is at the will of the parties and may be terminated by either party for any reason or for no reason by giving advance written notice of 90 days. Pursuant to the terms of his employment agreement, Mr. Medved’s gross monthly salary is NIS 75,000, or an aggregate of NIS 900,000 per year, (approximately $253,592 as of December 31, 2010) and is reviewed by the board of directors annually. In August 2008, the compensation committee of the Board of Directors amended Mr. Medved’s employment agreement retroactively from January 2008 to fix the exchange ratio between the U.S. Dollar and NIS. In October 2008, in an effort to conserve cash, the company asked and Mr. Medved agreed to reduce his base salary by 15% in exchange for a monthly grant of stock options to purchase 1,461 shares of common stock for a period of twelve months. Upon the company attaining quarterly revenue in the amount of $1.0 million, his original base salary would be reinstated. The company agreed to pay the monthly premiums for Mr. Medved’s life insurance policy in the amount of approximately NIS 6,152 per month (approximately $1,550 as of December 31, 2010).

Mr. Medved may also receive a bonus reflecting personal performance and our general success. There are no specific performance targets set by the board of directors for purposes of determining the amount of the bonus. Mr. Medved will be reimbursed for all pre-approved expenses incurred in connection with his duties pursuant to the employment agreement.

To fulfill obligations to pay severance in certain circumstances pursuant to Israeli law, a Manager’s Policy has been established for Mr. Medved and an amount equal to 15.83% of Mr. Medved’s annual salary shall be deposited towards such Manager’s Policy, which amount will be split among an account for severance pay, disability insurance and a pension fund. Except in circumstances that would not require the payment of severance pursuant to Israeli law, in the event of the termination of Mr. Medved’s employment agreement, the Manager’s Policy will be transferred to him personally. The Manager’s Policy would not be transferred to Mr. Medved in certain circumstances, including breach of confidentiality and non-competition provisions or the breach of fiduciary duties. During the term of Mr. Medved’s employment agreement, an amount equal to 7.5% of his base salary will be deposited into a Further Education Fund recognized by Israeli income tax authorities. The funds may be released to Mr. Medved upon his written request.

If Mr. Medved is terminated without Cause (as defined in his employment agreement) or if Mr. Medved resigns for Good Reason (as defined in his employment agreement), Mr. Medved will be entitled to receive his then current base salary and benefits for a period equal to (i) six months after the date of termination if terminated within the first 18 months following the effective date of the employment agreement and (ii) nine months after the date of termination if terminated after the first 18 months following the effective date of the employment agreement. If Mr. Medved is terminated without Cause or if Mr. Medved resigns with Good Reason following a Change-in-Control (as defined in his employment agreement), Mr. Medved will be entitled to receive severance payments for a period of 12 months from the date of termination or resignation. If Mr. Medved is terminated as a result of the subsidiary’s ceasing its business activities, then Mr. Medved is not entitled to any severance payments. If Mr. Medved is terminated for Cause, then his employment will end immediately and he will not be entitled to any severance payments. Upon Mr. Medved’s death or upon termination other than for Cause, the unvested portion of Mr. Medved’s options will continue to vest.

The employment agreement requires Mr. Medved to assign inventions and other intellectual property which he conceives or reduces to practice during employment to us and to maintain our confidential information during employment and thereafter. Mr. Medved is also subject to a non-competition and a non-solicitation provision that extends for a period of twelve months following termination of his employment.

Andrew Perlman Employment Agreement

Andrew Perlman entered into an employment agreement with us dated March 18, 2010. Pursuant to the terms of his employment agreement, Mr. Perlman’s term of employment is at the will of the parties and may be terminated by either party for any reason or for no reason. In the event Mr. Perlman terminates his employment without good reason (as defined in the employment agreement), he must provide the company with three months advance notice of such termination. In the event he fails to give the requisite notice, he will forfeit the unvested portion of his stock options and his vested stock options will cease to be exercisable subsequent to the termination date.

During the term of his employment, Mr. Perlman’s annual base salary is $175,000. In addition, he is eligible for an additional compensation in an amount to be determined by the board of directors, and receives $5,000 at the end of each quarter as an advance for such additional compensation.

The employment agreement requires Mr. Perlman to assign inventions and other intellectual property which he conceives or reduces to practice during his employment to us and to maintain our confidential information during employment and thereafter. Mr. Perlman is also subject to a non-competition and a non-solicitation provision that extends for a period of twelve months following termination of his agreement.

Ellen Cohl Employment Agreement

Ellen Cohl entered into an employment agreement with us on October 20, 2010 to act as our principal financial officer. Pursuant to the terms of her employment agreement, Ms. Cohl’s term of employment is at the will of the parties and may be terminated by either party for any reason or for no reason by giving advance written notice of 90 days. Notwithstanding the foregoing, Ms. Cohl may be dismissed immediately, without prior notice, and with rights to receive no further compensation pursuant to this employment agreement upon the occurrence of any event in which severance payments, in whole or in part, may be denied to Ms. Cohl pursuant to Israeli law. Such events include, without limitation: (i) indictment for an offense constituting a felony or involving moral turpitude, theft or embezzlement, whether or not involving the company; (ii) Ms. Cohl’s breach of her confidentiality or non-competition obligations pursuant to her employment agreement; or (iii) an act of bad faith by Ms. Cohl towards the company or any other breach of a fiduciary duty towards the company or any other breach of her employment agreement.

During the term of her employment, Ms. Cohl receives a gross monthly salary of NIS 35,000, or an aggregate of NIS 420,000 per year (approximately $118,000 as of December 31, 2010). In January 2011, Ms. Cohl’s gross monthly salary was increased to NIS 40,000. Ms. Cohl shall be reimbursed for all pre-approved expenses, and travel expenses, incurred in connection with her duties pursuant to the employment agreement.

For purposes of examining entitlement to severance payments under law and under her agreement, Ms. Cohl’s tenure commenced on her employment start date of October 1, 2009. To fulfill obligations to pay severance in certain circumstances pursuant to Israeli law, a Manager’s Policy has been established for Ms. Cohl and an amount equal to 15.83% of Ms. Cohl’s annual salary will be deposited towards such Manager’s Policy, which amount will be split among an account for severance pay, disability insurance and a pension fund. Except in circumstances that would not require the payment of severance pursuant to Israeli law, in the event of the termination of Ms. Cohl’s employment agreement, the Manager’s Policy will be transferred to her personally. The Manager’s Policy would not be transferred to Ms. Cohl in certain circumstances, including breach of confidentiality and non-competition provisions or the breach of fiduciary duties. During the term of Ms. Cohl’s employment agreement, an amount equal to 7.5% of her base salary will be deposited into a Further Education Fund recognized by Israeli income tax authorities. The funds may be released to Ms. Cohl upon her written request.

The employment agreement requires Ms. Cohl to assign inventions and other intellectual property which she conceives or reduces to practice during employment to us and to maintain our confidential information during employment and thereafter. Ms. Cohl is also subject to a non-competition and a non-solicitation provision that extends for a period of 12 months following termination of her agreement.

Stuart Frohlich Employment Agreement

On January 1, 2007, Stuart Frohlich entered into an employment agreement with Vringo (Israel) Ltd. and amended on January 1, 2010 to act as Chief Operating Officer. Pursuant to the terms of his employment agreement, Mr. Frohlich’s term of employment is at the will of the parties and may be terminated by either party for any reason or for no reason by giving advance written notice of 30 days. Notwithstanding the foregoing, Mr. Frohlich may be dismissed immediately, without prior notice, and with rights to receive no further compensation pursuant to this employment agreement upon the occurrence of any event in which severance payments, in whole or in part, may be denied to Mr. Frohlich pursuant to Israeli law. Such events include, without limitation: (i) indictment for an offense constituting a felony or involving moral turpitude, theft or embezzlement, whether or not involving the company; (ii) Mr. Frohlich’s breach of his confidentiality or non-competition obligations pursuant to his employment agreement; or (iii) an act of bad faith by Mr. Frohlich towards the company or any other breach of a fiduciary duty towards the company or any other breach of his employment agreement.

During the term of his employment, Mr. Frohlich receives a gross monthly salary of NIS 40,000, or an aggregate of NIS 480,000 per year (approximately $135,000 as of December 31, 2010). In October 2008, in an effort to conserve cash, the company asked and Mr. Frohlich agreed to reduce this base salary by 10% in exchange for a monthly grant of stock options to purchase 3,116 shares (prior to the anticipated reverse split) of common stock for a period of twelve months. From the

IPO, his original base salary was reinstated. Mr. Frohlich shall be reimbursed for all pre-approved expenses incurred in connection with his duties pursuant to the employment agreement. In addition, the company shall pay the lease for Mr. Frohlich’s car.

To fulfill obligations to pay severance in certain circumstances pursuant to Israeli law, a Manager’s Policy has been established for Mr. Frohlich and an amount equal to 15.83% of Mr. Frohlich’s annual salary will be deposited towards such Manager’s Policy, which amount will be split among an account for severance pay, disability insurance and a pension fund. Except in circumstances that would not require the payment of severance pursuant to Israeli law, in the event of the termination of Mr. Frohlich’s employment agreement, the Manager’s Policy will be transferred to him personally. The Manager’s Policy would not be transferred to Mr. Frohlich in certain circumstances, including breach of confidentiality and non-competition provisions or the breach of fiduciary duties. During the term of Mr. Frohlich’s employment agreement, an amount equal to 7.5% of his base salary will be deposited into a Further Education Fund recognized by Israeli income tax authorities. The funds may be released to Mr. Frohlich upon his written request.

The employment agreement requires Mr. Frohlich to assign inventions and other intellectual property which he conceives or reduces to practice during employment to us and to maintain our confidential information during employment and thereafter. Mr. Frohlich is also subject to a non-competition and a non-solicitation provision that extends for a period of 12 months following termination of his agreement.

Outstanding Equity Awards at 2010 Fiscal Year End

The table below sets forth information regarding outstanding equity awards held by our named executive officers as of the end of 2010 granted under our 2006 Stock Option Plan. We have omitted from this table the columns pertaining to stock awards because they are inapplicable.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Option exercise price ($)	Vesting commencement date	Option expiration date
Jonathan Medved (1)	17,795	3,038	3.00	7/30/2007	7/30/2013
Jonathan Medved (1)	1,583	1,339	1.50	11/1/2008	6/25/2015
Jonathan Medved (1)	2,192	2,192	1.50	1/1/2009	6/25/2015
Jonathan Medved (1)	1,918	2,466	1.50	4/1/2009	6/25/2015
Jonathan Medved (3)	—	400,000	0.01	6/22/2010	3/17/2016
Jonathan Medved (2)	—	400,000	5.50	6/22/2010	3/17/2016
Andrew Perlman (1)	3,559	608	3.00	7/30/2007	7/30/2013
Andrew Perlman (1)	1,840	660	4.50	1/20/2008	1/20/2014
Andrew Perlman (1)	1,016	1,151	1.50	2/14/2009	6/25/2015
Andrew Perlman (3)	—	70,000	0.01	6/22/2010	3/17/2016
Andrew Perlman (2)	—	90,000	5.50	6/22/2010	3/17/2016
Stuart Frohlich (1)	5,000	—	1.50	1/1/2007	1/1/2013
Stuart Frohlich (1)	1,227	440	4.50	1/20/2008	1/20/2014
Stuart Frohlich (1)	1,007	660	4.50	7/29/2008	7/29/2014
Stuart Frohlich (1)	563	476	1.50	11/1/2008	6/25/2015
Stuart Frohlich (1)	779	779	1.50	1/1/2009	6/25/2015
Stuart Frohlich (1)	682	876	1.50	4/1/2009	6/25/2015
Stuart Frohlich (3)	—	60,000	0.01	6/22/2010	3/17/2016
Stuart Frohlich (2)	—	50,000	5.50	6/22/2010	3/17/2016
Ellen Cohl (2)	—	20,000	0.01	6/22/2010	3/17/2016
Ellen Cohl (2)	—	40,000	5.50	6/22/2010	3/17/2016

(1)	25% of the options awards vest in arrears on the date which is twelve months after the applicable vesting commencement date, subject to the optionee’s continuous service status on such date. The remaining 75% of the options vest in twelve equal quarterly increments (6.25% per quarter) over the subsequent three years, subject to the optionee’s continuous service status on the relevant vesting date.
(2)	25% of the options awards vest in arrears on the date which is twelve months after the applicable vesting commencement date, subject to the optionee’s continuous service status on such date. The remaining 75% of the options vest in equal annual increments (25% per year) over the subsequent three years, subject to the optionee’s continuous service status on the relevant vesting date.

(3)	33% of the options awards vest in arrears on the date which is twelve months after the applicable vesting commencement date, subject to the optionee’s continuous service status on such date. The remaining 67% of the options vest in two equal annual increments (33% per year) over the subsequent two years, subject to the optionee’s continuous service status on the relevant vesting date.

Employee Benefit Plans

Under Israeli law, our subsidiary is required to make severance payments to terminated employees and employees leaving employment in certain other circumstances, based on the most recent monthly salary for each year of an employee’s service. All of the subsidiary’s employees have signed agreements with the subsidiary limiting its severance liability to actual deposits in the above mentioned severance plans, pursuant to Section 14 of the Severance Payment Law of 1963. Also, refer to Note 8 of our consolidated financial statements.

2006 Stock Option Plan

On October 30, 2006, the company adopted the 2006 Stock Option Plan, pursuant to which 880 thousand shares of common stock were reserved for issuance. On July 30, 2007, the company amended and restated the original plan in its entirety by adopting Amendment No. 1 to Stock Option Plan (the “Stock Option Plan”), which increased the number of common stock reserved for issuance to 2.79 million. In January 2010, the number of common stock reserved for issuance upon the exercise of options was increased to 14.14 million. The awards issuable under the Option Plan include incentive stock options, nonqualified stock options and other options. The Option Plan is administered by our board of directors or a committee appointed by our board of directors, who have the discretion to determine the terms and conditions of awards issued thereunder, including the exercise price and vesting period. The options are exercisable for six years from the effective date. The Option Plan provides for grants or sales of common stock options to employees, directors and consultants.

As of December 31, 2010, we have outstanding options to purchase an aggregate of 2,506,911 shares of our common stock at a weighted exercise price of $2.82 per share pursuant to the Option Plan. Of these outstanding options, 2,378,908 are issued to our current directors and officers.

On January 31, 2011, subsequent to the balance sheet date, our Board of Directors approved an additional grant of options to management, directors and consultants to purchase shares of common stock of the company. The Board approved the granting of 216,000 options at an exercise price of $0.01 and 264,500 options at an exercise price of $5.50, to the company’s employees, directors and consultants. The granted options will vest yearly over three and four year periods, according to the applicable schedule of each optionee. In addition, the Board approved an additional grant of charitable warrant to purchase 40,000 shares of common stock of the company. Of these warrants, 20,000 are at an exercisable price of $0.01 per share and 20,000 are at an exercisable price of $5.50 per share. On the same date, the Board approved an issuance of 27,000 of fully paid shares of common stock to one of our consultants.

For additional details regarding our outstanding options, please refer to Note 13 to our consolidated financial statements.

Director Compensation

The following table and text discuss the compensation of persons who served as a member of our Board of Directors during all or part of 2010, other than Mr. Medved and Andrew Perlman whose compensations are discussed under “Executive Compensation” above and neither of whom is separately compensated for Board service.

Name	Option Awards ($) (1)	All other compensation ($)	Total ($)
Seth Siegel (2)	$369,000	$—	$	369,000
Gary Ginsberg (3)	$58,500	$6,356	$	64,856
Phil Serlin (4)	$63,900	$10,233	$	74,133
Edo Segal (5)	$194,900	$140,677	$	335,577
Ralph Simon (6)	$97,650	$11,301	$	108,951
John Engelman (7)	$47,306	$466	$	47,772

(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. See Note 13 of the consolidated financial statements for the year ended December 31, 2010, for the assumptions made in the valuation of the equity awards.
(2)	Mr. Siegel performs his duties as Board Chairman and as member of the Compensation Committee and Nominating and Corporate Governance Committee, on a volunteer basis. As of December 31, 2010, 213,333 options were outstanding, of which 13,333 were exercisable.
(3)	Represents payment to Mr. Ginsberg for Board services from May 13, 2010, through December 31, 2010. As of December 31, 2010, 40,000 options were outstanding, of which 0 were exercisable.
(4)	Represents payment to Mr. Serlin for Board services and for Audit Committee Chairmanship from April 26, 2010 through December 31, 2010. As of December 31, 2010, 45,000 options were outstanding, of which 0 were exercisable.
(5)	Represents consulting fees paid to two corporations under Mr. Segal’s control, compensation to his wife who was employed by Vringo Inc. through May 2010, and fees earned for Board services from March 31, 2010, through December 31, 2010. As of December 31, 2010, 100,000 options were outstanding, of which 17,361 were exercisable.
(6)	Represents payment to Mr. Simon for Board services and, for membership on both the Compensation Committee and Nominating and Corporate Governance Committee, from March 31, 2010, through December 31, 2010, and for membership on the Audit Committee for a brief time in December 2010. As of December 31, 2010, 59,334 options were outstanding, of which 2,632 were exercisable.
(7)	Represents fee earned by Mr. Engelman for Board services and from December 15, 2010, through December 31, 2010. As of December 31, 2010, 42,500 options were outstanding, of which 0 were exercisable.

We reimburse each member of our Board of Directors for reasonable travel and other expenses in connection with attending meetings of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and accompanying footnotes set forth certain information as of March 25, 2011, with respect to the ownership of our common stock by:

•	each person or group who beneficially owns more than 5% of our common stock;

•	each of our directors and officers; and

•	all of our directors and officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired within sixty days from March 25, 2011, as a result of the exercise of options and warrants. Accordingly, common stock issuable upon exercise of options and warrants that are currently exercisable or exercisable within sixty days of March 25, 2011, have been included in the table with respect to the beneficial ownership of the person or entity owning the options and warrants, but not with respect to any other persons or entities.

The percentage of ownership for each holder is based on 5,673,253 shares of common stock outstanding on March 25, 2011, plus any presently exercisable stock options and warrants held by each such holder, and options and warrants held by each such holder that will become exercisable within sixty days after March 25, 2011.

Name and Address of beneficial owner (1)	Number of Shares Beneficially Owned (2) (3) (4)	Percentage of Common Stock (5)
Five percent or more beneficial owners:
Warburg Pincus Private Equity IX, L.P. 450 Lexington Ave New York, NY 10017	840,116	14.8%
David Goldfarb	316,469	5.5%
Iroquois Master Fund Ltd. 641 Lexington Ave 26FL New York, NY 10022	672,698	11.3%

Directors and named executive officers:
Jonathan Medved	215,887	3.8%
Seth M. Siegel	203,061	3.5%
Andrew Perlman	66,607	1.2%
John Engelman	79,352	1.4%
Ralph Simon	2,903	*
Edo Segal	32,778	*
Phil Serlin	0	*
Ellen Cohl	0	*
Stuart Frohlich	9,725	*
All current directors and officers as a group (9 individuals)	610,313	10.7%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of the individuals is c/o Vringo (Israel) Ltd., BIG Center, 1 Yigal Allon Blvd, Bet-Shemesh 99062, Israel.
(2)	Assumes the full exercise of all options and warrants held by the principal stockholders that are exercisable within 60 days of March 25, 2011.
(3)	All ownership is direct beneficial ownership, except for 19,165 shares held in a trust controlled by Seth Siegel.
(4)	Based on information included on Form 3, Form 4, Form 4A or Schedule 13G filed with the SEC.
(5)	Percentage of common stock excludes the exercise of all options and warrants held by the holder that are not exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions that we entered into with our executive officers, directors or 5% stockholders during the past two years. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future related party transactions will be approved by our audit committee or a majority of our independent directors who do not have an interest in the transaction and who will have access, at our expense, to our independent legal counsel.

On May 8, 2006, we consummated a private placement of 588 shares of our Series A Convertible Preferred Stock for an aggregate purchase price of $2.35 million, or the Series A Financing. We issued 2,353,299 additional shares of Series A Convertible Preferred Stock as a stock dividend in August 2006, resulting in a total of 2,353,887 shares of Series A Convertible Preferred Stock outstanding. Investors in the Series A Financing included the following directors and officers and their affiliates and 5% stockholders: Jonathan Medved, our Chief Executive Officer ($50,000), Steven Glanz, our Senior Vice President, Business Development ($50,000), Daniel T. Ciporin, a director at the time ($100,000), Seth M. Siegel, a director ($100,000), Seth Mitchell Siegel Family Trust, a trust controlled by Mr. Siegel ($100,000) and Smithfield Fiduciary LLC, a 5% stockholder at the time of the transaction ($276,000).

On February 26, 2007, we entered into a convertible loan agreement pursuant to which we received loans in the aggregate amount of $2,064,000 from the lenders named therein (collectively the “Convertible Loan”), which included: Jonathan Medved ($50,000), Daniel T. Ciporin ($25,000), Seth M. Siegel ($200,000), Smithfield Fiduciary Trust LLC ($234,000) and Shea Ventures LLC, a 5% stockholder at the time of the transaction ($750,000). Pursuant to the terms of the Convertible Loan, the outstanding principal amount and any accrued and unpaid interest thereon may be converted into a subsequent financing meeting certain conditions at a discount to the offering pricing of the securities in such subsequent offering. The amounts outstanding pursuant to the Convertible Loan were converted into the Series B Financing, which is described below.

On July 30, 2007, we consummated a private placement of 4,592,794 shares of Series B Convertible Preferred Stock, 200,694 shares of common stock and warrants to purchase 1,201,471 shares of common stock for an aggregate purchase price of $12,118,213, or the Series B Financing. This amount included the conversion of the Convertible Loan, including the amounts set forth above. Investors and those converting outstanding loan amounts in the Series B Financing included the following directors and officers of the company and their affiliates and 5% stockholders: Jonathan Medved, Seth M. Siegel, Shea Ventures LLC and Warburg Pincus Private Equity (which purchased $10,000,000 of securities in the Series B Financing).

On December 29, 2009, we issued 5% subordinated convertible promissory notes, or the Bridge Notes, in the aggregate amount of $3.0 million in a private placement, or the Bridge Financing. Investors in the Bridge Financing included the following directors, officers and 5% stockholders: Seth M. Siegel ($100,000), David Goldfarb, our co-founder, chief technology officer and 5% stockholder ($50,000) and Iroquois Master Fund, a 5% stockholder upon completion of the Bridge Financing ($335,000). Contemporaneous with the IPO, we also registered for resale of the shares of common stock issuable upon conversion or exercise of the securities issued in the Bridge Financing. All of the investors in the Bridge Financing, including the foregoing directors, officers and 5% stockholders, were named as selling security holders in the resale prospectus filed contemporaneously with the IPO.

On December 29, 2009, the holders of the Series A Convertible Preferred Stock, including the directors, officers and 5% stockholders set forth above, entered into an agreement with the company to exchange all of the outstanding shares of Series A Convertible Preferred Stock into an aggregate of 451,161 shares of common stock of the company. Holders of the Series A Convertible Preferred Stock will receive 1.15 shares of common stock in exchange for each share of preferred stock, which represents a more favorable ratio than the one-for-one conversion ratio of the preferred stock.

On December 29, 2009, the holders of the Series B Convertible Preferred Stock, including the directors, officers and 5% stockholders set forth above, entered into an agreement with the company to exchange all of the outstanding shares of Series B Convertible Preferred Stock into an aggregate of 1,018,069 shares of common stock of the company. Holders of the Series B Convertible Preferred Stock will receive 1.33 shares of common stock in exchange for each share of preferred stock, which represents a more favorable ratio than the one-for-one conversion ratio of the preferred stock.

In addition, the holders of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock agreed that the Investor Rights Agreement governing the rights and privileges of the holders of the preferred stock, as well as the outstanding warrants held by holders of our Series B Convertible Preferred Stock, terminate upon the consummation of the IPO. The exchange ratios and the other provisions of these agreements were determined through negotiations between the holders of these shares and the company.

Mr. Medved and Mr. David Goldfarb, our co-founders and the original stockholders, are deemed to be our “promoters” as these terms are defined under the federal securities laws.

Our intellectual property counsel is Heidi Brun Associates, a patent firm owned by Heidi Brun, the wife of our co-founder, Mr. David Goldfarb. We paid Heidi Brun Associates approximately $95,000 for the year ended December 31, 2010. In addition, our Subsidiary sub-leases part of its office space from Heidi Brun Associates. Total rent paid to Heidi Brun Associates in the year ended December 31, 2010, was approximately $15,000.

In 2010, we paid Mr. Goldfarb’s compensation through Degel Software Limited (or “Degel”), total amount of approximately $221,000. As of December 31, 2010, Mr. Goldfarb held 6.0% of our outstanding shares of common stock.

One of our directors, Edo Segal had previously been an employee of the company, as well as his wife. As of December 31, 2010, neither was employed by the company. Mr. Segal is the chief executive officer of two consulting firms which we paid approximately $112 thousand during the year ended December 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our auditors from inception and through the year ended December 31, 2010 were Somekh Chaikin, Certified Public Accountants (Israel), a member firm of KPMG International. We expect that KPMG will serve as our auditors for fiscal year 2011. All of the services described in the following fee table were pre-approved by the Audit Committee.

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2010 and 2009 by Somekh Chaikin, a member firm of KPMG International:

	2010	2009
Audit Fees (1)	$417,000	$91,000
Tax Fees (2)	$2,500	$2,500

(1)	This category includes fees associated with the annual audits of financial statements, quarterly reviews of financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements, for those fiscal years. In particular, these audit fees include $265,000 and $49,000, in 2010 and 2009, respectively, paid connection with our IPO prospectus filed in June 2010.
(2)	Tax fees represent the aggregate fees billed for tax compliance, tax advice, and tax planning.

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal independent accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal independent accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has preapproved all of the services provided by our principal independent accountants in 2010.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit No.	Description

1.1	Form of Underwriting Agreement (incorporated by reference from our Registration Statement on Form S-1 filing on March 29, 2010)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference our Registration Statement on Form S-1 filed on May 18, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

4.1	Specimen unit certificate (incorporated by reference from our Registration Statement on Form S-1 filing on May 18, 2010)

4.2	Specimen common stock certificate (incorporated by reference from our Registration Statement on Form S-1 filing on May 18, 2010)

4.3	Specimen warrant certificate (incorporated by reference from our Registration Statement on Form S-1 filing on May 18, 2010)

4.4	Form of Warrant Agreement (incorporated by reference from our Registration Statement on Form S-1 filing on March 29, 2010)

4.6	Form of Special Bridge Warrants (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

4.7	Form of Lead Investor Warrants (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

4.8	Form of Senior Lender Warrants (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

4.9	Form of Management Option Agreement (incorporated by reference from our Registration Statement on Form S-1 filing on March 29, 2010)

10.1	Amended and Restated 2006 Stock Option Plan, as amended (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

10.2	Employment Agreement, dated January 1, 2007, by and between the Registrant and Stuart Frohlich, as amended to date (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

10.3^	Master Content Provider Agreement, dated June 3, 2009, by and between the Registrant and Maxis Mobile Services SDN BHD (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

10.4^	Marketing Agreement, dated August 8, 2008, by and between the Registrant and Avea Iletisim Hizmetleri A.S. (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

10.5^	Marketing Agreement, dated June 30, 2009, by and between the Registrant and Emirates Telecommunications Corporation (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

10.6^	Marketing Agreement, dated December 29, 2009, by and between the Registrant and Hungama Digital Media Entertainment Pvt. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

10.7	Loan and Security Agreement, dated January 29, 2008, by and between Registrant and Silicon Valley Bank, as agent, and the lenders thereto (the “Loan Agreement”) (incorporated by reference from our Form S-1 filing on January 29, 2010)

10.8	First Loan Modification Agreement, dated December 29, 2009, by and between Registrant and Silicon Valley Bank, as agent, and the lenders thereto (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

10.9	Intellectual Property Security Agreement, dated December 29, 2009, by and between Registrant and Silicon Valley Bank, as agent, and the lenders to the Loan Agreement (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

10.10	Summary of Rental Agreement, dated March 27, 2006, by and between Registrant and BIG Power Centers (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

10.11	Employment Agreement, dated March 18, 2010, by and between the Registrant and Andrew Perlman (incorporated by reference from our Registration Statement on Form S-1 filing on March 29, 2010)

10.12^	Marketing Agreement, dated February 2, 2010, by and between the Registrant and RTL Belgium S.A. (incorporated by reference from our Registration Statement on Form S-1 filing on March 29, 2010)

10.13	Agreement on Cooperation, dated July 15, 2010, between the Company and Retromedya (incorporated by reference from our Current Report on Form 8-K filed on July 19, 2010)

10.14^	Marketing Agreement, dated August 19, 2010, between the Company and Everything Everywhere Limited. (incorporated by reference from our Form 10-Q filing on November 15, 2010)

10.15^	Collaboration Agreement, dated September 15, 2010, between the Company and Starhub Mobile PTE Ltd. (incorporated by reference from our Form 10-Q filing on November 15, 2010)

10.16	Employment Agreement, dated December 15, 2010, by and between the Company and Ellen Cohl (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2010)

10.17*	Intercompany Cost Plus Agreement

21*	List of Subsidiaries

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

^	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
*	Filed herewith

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Vringo, Inc. (a Development Stage Company):

We have audited the accompanying consolidated balance sheets of Vringo, Inc. (a Development Stage Company) and Subsidiary (collectively “the Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010, and for the cumulative period from January 9, 2006 (inception of operations) through December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vringo, Inc. (a Development Stage Company) and Subsidiary as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, and for the cumulative period from January 9, 2006 (inception of operations) through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a deficit in stockholders’ equity that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Somekh Chaikin

Somekh Chaikin

Certified Public Accountants (Isr.)

Jerusalem, Israel

March 31, 2011

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Balance Sheets as of December 31,

(in thousands)

	Note	2010	2009
		U.S.$	U.S.$
Current assets
Cash and cash equivalents	3	5,407	744
Accounts receivable		80	2
Prepaid expenses and other current assets	4	168	46
Deferred stock issuance costs		—	100
Short-term deposit (restricted)	5	20	2,602
Deferred short-term tax assets, net	15	—	24

Total current assets		5,675	3,518

Long-term deposit		9	12

Property and equipment, net	6	178	179

Deferred long-term tax assets	15	27	80

Total assets		5,889	3,789

The accompanying notes form an integral part of these financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

(in thousands, except share and per share data)

	Note	2010	2009
		U.S.$	U.S.$
Current liabilities
Deferred short-term tax liabilities, net	15	50	—
Accounts payable and accrued expenses*	7	421	876
Accrued employee compensation		358	304
Accrued short-term severance pay	8,18	178	—
Current maturities of venture loan	9	1,262	557
Bridge notes	10	—	1,912

Total current liabilities		2,269	3,649

Long-term liabilities
Accrued long-term severance pay	8,18	178	334
Derivative liabilities on account of warrants	10,11	1,770	1,070
Venture loan	9	1,911	3,146

Total long-term liabilities		3,859	4,550

Commitments and contingencies	16
Temporary equity
Series B convertible and redeemable preferred stock, $0.01 par value per share; 4,900,000 authorized; 0 and 765,465 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively (liquidation preference of, and redeemable at, the greater of fair value or $15.831 per share, or $12.1 million, plus declared but unpaid dividends, if any)	12	—	11,968

Deficit in stockholders’ equity	13
Common stock, $0.01 par value per share (28,000,000 and 14,000,000 authorized; 5,405,080 and 366,782 issued and outstanding as of December 31, 2010 and December 31, 2009, respectively)		54	22
Series A convertible preferred stock, $0.01 par value per share; 2,353,887 authorized; 0 and 392,314 issued and outstanding as of December 31, 2010 and December 31, share, or $2.35 million, plus declared but unpaid dividends, if any)		—	24
Additional paid-in capital		29,774	3,701
Deficit accumulated during the development stage		(30,067)	(20,125)

Total deficit in stockholders’ equity		(239)	(16,378)

Total liabilities and deficit in stockholders’ equity		5,889	3,789

*	Amounts recorded as of December 31, 2010 and December 31, 2009, include $20 and $46 to related parties, respectively.

The accompanying notes form an integral part of these financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Statements of Operations

(in thousands except share and per share data)

		For the year ended December 31,		Cumulative from inception to December 31,
	Note	2010	2009	2010
		U.S.$	U.S.$	U.S.$
Revenue		211	20	231

Costs and expenses*
Cost of revenue		180	31	211
Research and development		2,357	1,975	10,741
Marketing		2,095	1,752	8,619
General and administrative		2,074	1,568	6,504

Total operating expenses		6,706	5,326	26,075

Operating loss		(6,495)	(5,306)	(25,844)
Non-operating income	14	955	36	1,419
Interest and amortization of debt discount expense	14	(4,304)	(617)	(5,132)
Non-operating expenses	14	(63)	(9)	(160)
Loss on extinguishment of debt	9	—	(180)	(321)

Loss before income taxes		(9,907)	(6,076)	(30,038)
Income tax expense	15	(35)	(73)	(29)

Net loss		(9,942)	(6,149)	(30,067)

Basic and diluted net loss per share		(3.15)	(16.76)	(32.60)

Weighted average number of shares used in computing basic and dilutive net loss per common share (see Note 2 (m))		3,154,489	366,782	922,404

*	Includes payments of $450, $263 and $1,051 to related parties for the years ended 2010 and 2009 and for the cumulative period from inception until December 31, 2010, respectively.

The accompanying notes form an integral part of these financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

(in thousands)

	Common stock	Series A convertible preferred stock	Additional paid-in capital	Deficit Accumulated during the development stage	Total
	U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Balance as of January 9, 2006 (inception)	—	—	—	—	—
Issuance of common stock	*—	—	—	—	—
Issuance of series A convertible preferred stock, net of issuance of $33	—	*—	2,321	—	2,321
Stock dividend	20	24	(44)	—	—
Grants of stock options, net of forfeitures - employees	—	—	7	—	7
Grants of stock options, net of forfeitures - non employees	—	—	4	—	4
Net loss for the period	—	—	—	(1,481)	(1,481)

Balance as of December 31, 2006	20	24	2,288	(1,481)	851
Issuance of common stock as part of conversion of convertible loan	2	—	138	—	140
Discounts to temporary equity	—	—	43	—	43
Amortization of discounts to temporary equity	—	—	(4)	—	(4)
Grants of stock options, employees	—	—	98	—	98
Grants of stock options, non-employees	—	—	15	—	15
Net loss for the year	—	—	—	(5,163)	(5,163)

Balance as of December 31, 2007	22	24	2,578	(6,644)	(4,020)
Issuance of warrants	—	—	360	—	360
Amortization of discounts to temporary equity	—	—	(7)	—	(7)
Grants of stock options, employees	—	—	18	—	18
Grants of stock options, non-employees	—	—	11	—	11
Net loss for the year	—	—	—	(7,332)	(7,332)

*	Consideration for less than $1.

The accompanying notes form an integral part of these financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

(in thousands)

	Common stock	Series A convertible preferred stock	Additional paid-in capital	Deficit Accumulated during the development stage	Total
	U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Balance as of December 31, 2008	22	24	2,960	(13,976)	(10,970)
	—	—	60	—	60
Issuance of warrants	—	—	500	—	500
Loan modification
Amortization of discounts to temporary equity	—	—	(7)	—	(7)
Grants of stock options,	—	—	178	—	178
Employees
Grants of stock options, non-employees	—	—	10	—	10
Net loss for the year	—	—	—	(6,149)	(6,149)

Balance as of December 31, 2009	22	24	3,701	(20,125)	(16,378)
Issuance of common stock, net of issuance costs of $1,768	24	—	9,239	—	9,263
Exchange of series A convertible preferred stock for common stock	24	(24)	—	—	—
Conversion of Bridge notes	9	—	2,536	—	2,545
Amortization of discounts to temporary equity	—	—	(3)	—	(3)
Grants of stock options, employees	—	—	883	—	883
Grants of stock options, non-employees	—	—	29	—	29
Exercise of warrants to charity	*—	—	11	—	11
Exercise of stock options	1	—	—	—	1
Exercise of warrants	2	—	—	—	2
Grants of warrants to lead investors	—	—	1,342	—	1,342
Grants of warrants to charity	—	—	37	—	37
Stock dividend	19	—	(19)	—	—
Reverse stock split	(93)	—	93	—	—
Exchange of series B convertible preferred stock for common stock	46	—	11,925	—	11,971
Net loss for the year	—	—	—	(9,942)	(9,942)

Balance as of December 31, 2010	54	—	29,774	(30,067)	(239)

*	Consideration for less than $1

The accompanying notes form an integral part of these financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31		Cumulative from inception to December 31
	2010	2009	2010
	U.S.$	U.S.$	U.S.$
Cash flows from operating activities
Net loss	(9,942)	(6,149)	(30,067)
Adjustments to reconcile net cash flows from operating activities:
Items not affecting cash flows:
Depreciation and amortization	87	113	393
Change in deferred tax assets (liabilities), net	132	(25)	28
Accrued severance pay	—	126	327
Share-based payment expenses	2,291	188	2,693
Accrued interest expense	2,512	225	2,757
Loss on extinguishment of debt	—	180	321
Fair value adjustment of warrants	(952)	—	(952)
Exchange rate (gains) losses	(15)	(13)	52
Changes in current assets and liabilities:
Increase in prepaid expenses and other current assets	(98)	(79)	(249)
Increase (decrease) in payables and accruals	(376)	584	774

Net cash used in operating activities	(6,361)	(4,850)	(23,923)

Cash flows from investing activities
Acquisition of property and equipment	(86)	(33)	(571)
Proceeds from (investment in) short-term deposits (restricted)	2,582	(2,582)	(20)
Proceeds from (investment in) lease deposits	3	—	(9)

Net cash used in investing activities	2,499	(2,615)	(600)

Cash flows from financing activities
Receipt of a venture loan	—	—	5,000
Repayment on account of venture loan	(757)	(799)	(1,556)
Receipt of Bridge Notes		1,912	3,976
Issuance of convertible preferred stock	—	—	12,195
Exercise of stock options	1	—	1
Exercise of warrants	13	—	13
Issuance of warrants	—	1,070	1,070
Issuance of common stock, net of issuance expenses	9,263	—	9,263

Net cash provided by financing activities	8,520	2,183	29,962

Effect of exchange rate changes on cash and cash equivalents	5	22	(32)

Increase (decrease) in cash and cash equivalents	4,663	(5,260)	5,407
Cash and cash equivalents at beginning of period	744	6,004	—

Cash and cash equivalents at end of period	5,407	744	5,407

Supplemental disclosure of cash flows information
Interest paid	386	466	986
Non-cash investing and financing transactions
Valuation of venture loan	—	320	—
Conversion of convertible loan into convertible preferred stock	—	—	1,964
Extinguishment of debt	—	180	321
Discount to the series B convertible preferred stock	—	—	43
Allocation of fair value of loan warrants	—	—	334
Allocation of fair value of conversion warrants	1,564	—	1,564
Exchange of series B convertible preferred stock for common stock	11,971	—	11,971
Exchange of series A convertible preferred stock for common stock	24	—	24
Conversion of bridge notes into common stock	2,545	—	2,545
Amortization of discounts to temporary equity	3	7	21

The accompanying notes form an integral part of these financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 1 - General

Vringo, Inc. (a Development Stage Company) (the “Parent”) was incorporated in Delaware on January 9, 2006 and commenced operations during the first quarter of 2006. The Parent formed a wholly-owned subsidiary, Vringo (Israel) Ltd. (the “Subsidiary”) in March 2006, primarily for the purpose of providing research and development services, as detailed in the intercompany service agreement. The Parent and the Subsidiary are collectively referred to herein as the “Company”.

The Company is engaged in developing software for mobile phones. The Company provides a comprehensive platform allowing users to create, download and share video ringtones. The Company’s proprietary ringtone platform includes social networking capability and integration with web systems.

In June 2010, the Company completed an initial public offering (the “IPO”) of 2,392,000 units, each containing one share of common stock and two warrants, at an issue price of $4.60 per unit. Each warrant in the IPO unit is exercisable for five years after the IPO at an exercise price of $5.06. Gross proceeds of the IPO totaled approximately $11 million, of which the Company received approximately $9.3 million in net proceeds after deducting underwriting discounts and other offering costs. Immediately prior to the closing of the offering, the Company’s outstanding shares of preferred stock were exchanged for shares of common stock and the Company effected a 1 for 6 reverse stock split of its common stock. The Company issued a stock dividend to holders of the preferred stock prior to the split and exchange. All share and per-share information in these consolidated financial statements have been adjusted to give effect to the reverse stock split. On July 27, 2010, the unit was separated into its components and the shares and warrants began to trade separately. Upon separation of the units into shares and warrants, the units ceased trading.

The Company is still in the development stage. Therefore, there is no certainty regarding the Company’s ability to complete the product’s development and success of its marketing. The continuation of the stages of development and the realization of assets related to the planned activities depend on future events, including future financings and achieving operational profitability. The Company has incurred significant losses since its inception and expects that it will continue to operate at a net loss in the foreseeable future. For the years ended December 31, 2010, 2009 and for the cumulative period from inception until December 31, 2010, the Company incurred net losses of $9.9 million, $6.1 million and $30.1 million, respectively. The Company’s deficit in stockholders’ equity and net working capital as of December 31, 2010 were $0.2 million and $3.4 million, respectively. There are still significant doubts as to the ability of the Company to continue operating as a “going concern”. Subsequent to balance sheet date, in order to conserve funds, the Company underwent resource reductions. Other activities were initiated, including possible business acquisitions towards the raising of additional funding. The Company believes that its current cash levels will be sufficient to support its activity into the third quarter of 2011. These financial statements were prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result should the Company not be able to continue as a going concern.

The high-tech industry in which the Company operates is highly competitive and is characterized by the risks of rapidly changing technologies. Penetration into global markets requires investment of considerable resources and continuous development efforts. The Company’s future success depends upon several factors including the technological quality, price and performance of its product relative to those of its competitors.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 1 - General (cont’d)

As of December 31, 2010, approximately $3 thousand of the Company’s net liabilities were located outside of the United States.

Note 2 - Significant Accounting and Reporting Policies

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

(c) Translation into U.S. dollars

The currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar (“dollar” or “$”). Therefore, the dollar has been determined to be the Company’s functional currency.

Transactions in foreign currency (primarily in New Israeli Shekels “NIS”) are recorded at the exchange rate as of the transaction date. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected as finance expense in the statement of operations, as they arise.

At December 31, 2010 the dollar/NIS exchange rate was $1 = NIS 3.549 (2009 – $1 = NIS 3.775). The average exchange rate for 2010 was $1 = NIS 3.733 (2009 – $1 = NIS 3.927).

(d) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include timing and realization of deferred tax assets, valuation of convertible preferred and common stock, share-based compensation, warrants, income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(e) Cash and cash equivalents

For the purpose of these financial statements, all highly liquid investments with original maturities of three months or less are considered cash equivalents.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 2 - Significant Accounting and Reporting Policies (cont’d)

(f) Derivative instruments

The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. The Company’s derivative instruments include a Special Bridge Warrant and a Conversion Warrant which have been recorded as a liability, at fair value, and are revalued at each reporting date, with changes in the fair value of the instruments included in the statement of operations as non-operating income or expense.

(g) Property and equipment, net

Property and equipment, net are stated at historical cost, net of accumulated depreciation. Depreciation is calculated according to the straight-line method over the estimated useful life of the assets. Annual depreciation rates are as follows:

%
Office furniture and equipment	7-33
Computers and related equipment	33

Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease.

(h) Revenue recognition

Revenues from subscription services are recognized if collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and delivery of the service has been rendered. Revenues from non-refundable up-front fees are recognized according to the guidance in SAB Topic 13.A.3.f. As these up-front fees relate to the hosting of the service over a period of the contract, the Company recognizes these up-front fees over the lifetime of the contract. According to ASU 2009-13, Revenue Recognition (Topic 605), which was early-adopted by the Company in 2009, the Company uses management’s best estimate of selling price for individual elements in multiple-element arrangements, where other sources of evidence are unavailable.

(i) Research and development

The Company expenses research and development costs as incurred. The Company capitalizes certain internal use software and website development costs which are amortized over their estimated useful lives, however no such costs have been capitalized to date.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 2 - Significant Accounting and Reporting Policies (cont’d)

(j) Accounting for share-based compensation

Share-based compensation is recognized as an expense in the financial statements and such cost is measured at the grant-date fair value of the equity-settled award. The expense is recognized using the straight-line method, over the requisite service period, and is reduced for estimated forfeitures.

The fair value of stock options granted to employees and directors (except for the options granted at March 17, 2010 with an exercise price of $5.50) is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, which takes into consideration the share price at the date of grant, the exercise price of the option, the expected life of the option, risk-free interest rates and the expected volatility. The fair value of the March 17, 2010 stock options granted to employees and directors at an exercise price of $5.50 were valued using the Lattice model which takes into consideration the share price at the date of grant, the exercise price of the option, the expected life of the option, risk free interest rates, expected dividend, and the expected volatility. The Company uses the Lattice option pricing model for the valuation of options to employees and directors that are not plain vanilla.

The fair value of stock options granted to consultants is estimated at the date of grant using the Black-Scholes-Merton option-pricing model. In cases where no measurement date has been reached as there is no counter-party performance nor performance commitment (sufficiently large disincentive for non-performance), the options are revalued at the reporting date. The options are valued using the share price, the exercise price of the option, the expected life of the option, risk-free interest rates and the expected volatility, at the reporting period date.

(k) Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not more likely than not to be realized.

In assessing the need for a valuation allowance, the Company looks at cumulative losses in recent years, estimates of future taxable earnings, feasibility of on-going tax planning strategies, the realizability of tax benefit carryforwards, and other relevant information. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict. In the event that actual results differ from these estimates in future periods, the Company will be required to adjust the valuation allowance.

Significant judgment is required in evaluating the Company’s federal, state and foreign tax positions and in the determination of its tax provision. Despite management’s belief that the Company’s liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. The Company may adjust these accruals as relevant circumstances evolve, such as guidance from the relevant tax authority, its tax advisors, or resolution of issues in the courts. The Company’s tax expense includes the impact of accrual provisions and changes to accruals that it considers appropriate, as well as related interest and penalties. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 2 - Significant Accounting and Reporting Policies (cont’d)

The Company accounts for its income tax uncertainties in accordance with ASC Subtopic 740-10 which clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

(l) Reverse stock split

On June 21, 2010, immediately prior to the closing of the IPO, the Company’s outstanding shares of preferred stock were exchanged for shares of common stock and the Company effected a 1 for 6 reverse stock split of its common stock. The Company issued a stock dividend to holders of the preferred stock prior to the split and exchange. All share and per share amounts retroactively reflect the reverse stock split, unless otherwise indicated.

(m) Net loss per share data

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. However, as the Company generated net losses in all periods presented, potentially dilutive securities, comprised mainly of warrants and stock options, are not reflected in diluted net loss per share because such shares are anti-dilutive.

The table below presents the computation of basic and diluted net losses per common share:

	Year ended December 31,		Cumulative from inception to December 31,
	2010	2009	2010
Numerator:
Net loss attributable to common stock shares (basic and diluted)	(9,942)	(6,149)	(30,067)
Denominator:
Weighted average number of common stock shares issued and outstanding (basic and diluted)	2,958,568	366,782	882,675
Weighted average number of exercisable penny warrants (basic and diluted)	195,921	—	39,729

Basic and diluted, outstanding, common stock shares	3,154,489	366,782	922,404
Basic and diluted net losses per common stock share	(3.15)	(16.76)	(32.60)

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 2 - Significant Accounting and Reporting Policies (cont’d)

(n) Fair value measurements

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

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

Level 2 - Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 - Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company measures its cash equivalents and derivative liabilities on account of warrants at fair value. Cash equivalents are classified within Level 1. This is because cash equivalents are valued using quoted active market prices. The derivative liabilities on account of warrants are classified within Level 3 because they are valued using the Black-Scholes-Merton model which utilizes significant inputs that are unobservable in the market such as the price of stock, expected stock price volatility, risk-free interest rate and the dividend yield, and remaining period of time the warrants will be outstanding before they expire. The venture loan is measured at fair value for disclosure purposes, and is discounted using a market rate that is adjusted to the Company’s circumstances.

(o) Recently issued and adopted accounting standards

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2010-17, which amends ASC 605, “Revenue Recognition”. ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measure when those payments are related to uncertain future events limited to transactions involving research and development. Entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measure during the period in which the milestones are achieved, provided certain criteria are met. The Company does not expect the adoption of ASU 2010-17 to have a material impact on its consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 3 - Cash and Cash Equivalents

	As of December 31,
	2010	2009
	U.S.$ thousands	U.S.$ thousands
Cash	597	428
Cash equivalents (money market funds)	4,542	193
In currency other than U.S. dollars	268	123

	5,407	744

Note 4 - Prepaid Expenses and Other Current Assets

	As of December 31,
	2010	2009
	U.S.$ thousands	U.S.$ thousands
Government institutions	30	26
Prepaid expenses and others	138	20

	168	46

Note 5 - Short-term Deposit (restricted)

In 2009, as part of the Bridge Financing (See Note 10), $2.58 million of the Bridge Notes had been placed in escrow. The condition for release of this restricted deposit was the filing of a Registration Statement in connection with the Company’s IPO. On January 29, 2010, the Company fulfilled the conditions for the release from escrow and the balance of funds was released to the Company.

The Company also had a restricted deposit of $20 thousand as security for its credit card activity, which was released subsequent to the year end.

Note 6 - Property and Equipment, Net

	As of December 31,
	2010	2009
	U.S.$ thousands	U.S.$ thousands
Computer equipment	332	275
Furniture and fixtures	158	129
Leasehold improvements	81	81

	571	485
Less: accumulated depreciation and amortization	(393)	(306)

	178	179

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 6 - Property and Equipment, Net (cont’d)

As of December 31, 2010 and 2009, approximately $138 thousand of the aggregate value of the Company’s net book value of property and equipment was located in Israel.

During the years 2010 and 2009, the Company recorded $87 thousand and $113 thousand of depreciation and amortization expense, respectively, and $393 thousand cumulatively from inception.

Note 7 - Accounts Payable and Accrued Expenses

	As of December 31,
	2010	2009
	U.S.$ thousands	U.S.$ thousands
Income tax payable	—	96
Accounts payable	170	194
Deferred revenue	18	53
Accrued expenses and others	233	533

	421	876

Note 8 - Accrued Severance Pay

Under Israeli law, the Subsidiary is required to make severance payments to dismissed employees, and employees leaving employment in certain other circumstances. All of the Subsidiary’s employees signed agreements with the Subsidiary, limiting the Subsidiary’s severance liability to actual deposits in the insurance policies, as per Section 14 of the Severance Payment Law of 1963.

The recorded severance liability represents special contractual amounts to be paid to two senior officers of the Subsidiary upon termination of their respective employment agreements. See Note 18.

There are no statutory or agreed-upon severance arrangements with U.S. employees.

Severance pay expense for the current year amounted to $168 thousand (2009- $227 thousand, cumulative from inception - $1million).

Note 9 - Venture Loan

On January 29, 2008, the Company signed an agreement by which the Company was able to receive a venture loan of up to $5 million under the following conditions: $3 million was available to the Company at the time of signing and through December 31, 2008; a further $2 million was to become available in two installments, but in any event no later than March 31, 2009.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 9 - Venture Loan (cont’d)

On the agreement date, the lenders were granted a warrant to purchase up to 66,326 shares of Series B Convertible Preferred Stock at the price of $2.64 per share, with additional warrants to be granted upon further drawings against the loan facility at the same terms.

On September 24, 2008, the Company satisfied all the conditions of the loan facility and drew down the full amount of $5 million. As a result of the draw-down, the Company issued to the lenders warrants to purchase a further 85,276 shares of series B convertible preferred stock (bringing the total warrants granted to 151,602). As of the date of the receipt of the loan, $360 thousand was allocated to additional paid-in capital on account of these warrants, with a corresponding discount to the venture loan to be amortized as interest expense over the repayment period of the loan. As a result of the Loan Modification Agreement signed on December 29, 2009, the Company issued to the lenders new warrants replacing these warrants and certain other conditions of the loan were modified (see below).

The loan facility originally bore interest at a rate of 9.5% per annum, with an effective interest rate of 13.3%, and a repayment schedule over 36 months following an interest-only period ending after six months from the first draw-down. The repayment schedule of the loan required the principal to be considered a 48-month, 36-month and 24-month loan for the purposes of repayment, for each of the first, second and third years, respectively. As per the agreement, the Company began making interest payments in September 2008 and principal repayments began in March 2009.

On December 29, 2009, the Company entered into a Loan Modification Agreement (the “LMA”) with the lenders of the venture loan pursuant to which principal payments were deferred until the consummation of the IPO. The new facility bears an interest rate of 9.5% per annum with an effective interest rate of 18%. In connection with the LMA, the original warrants previously issued to the lenders terminated and the Company issued the lenders new warrants (“Senior Lenders Warrants”) to purchase 250,000 shares of common stock, at an exercise price of $2.75 per share. In exchange, the lenders granted the Company a six month moratorium on principal payments for the venture loan and extended the repayment period for one year until March 2013. After the principal moratorium, under the modified bank repayment terms, the remaining principal will be repaid monthly using a straight-line calculation. Future monthly payments of principal and interest amount to approximately $142 thousand.

The Senior Lender Warrants may be exercised any time before the tenth anniversary of the date they are issued. On the date of the LMA, the loan was recorded at fair market value of $3.70 million, the warrants were recorded at $500 thousand, representing the difference between the fair market value of the new warrants and the fair market value of the previously issued warrants, and the difference between the carrying value of the loan and the fair market value of the loan and the warrants resulted in a loss on the extinguishment of debt in the amount of $180 thousand. The fair value of the loan was assessed using an interest rate of 12%, which represented market conditions for a similar loan. Amortization expenses for the year ended December 31, 2010 amounted to $227 thousand (2009 - $156 thousand, cumulative from inception - $409 thousand).

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 9 - Venture Loan (cont’d)

Changes in the balance of the venture loan are as follows:

U.S.$ thousands
January 1, 2009 - Opening balance of Venture loan	5,000
Discount in respect of warrants	(360)

Original carrying value of loan	4,640
Amortization of loan discount	182
Loan repayment	(799)
Discount in respect of warrant replacement	(500)
Loss on extinguishment of debt	180

Loan balance at December 31, 2009	3,703
Loan repayments	(757)
Amortization of loan discount	227

Loan balance at December 31, 2010	3,173
Less: current maturities	(1,262)

Long-term loan balance	1,911

Future principal, net repayment schedule is as follows:

U.S.$ thousands
Year ending December 31:
2011	1,439
2012	1,584
2013	420

Total future repayments:	3,443

Total unamortized discount:	(270)

3,173

The venture loan agreement provides the lenders with collateral, consisting of first priority security interests in the Parent’s properties, rights and assets, including intellectual property and the properties, rights and assets of the Subsidiary. Pursuant to the terms of a negative pledge arrangement with the lenders, the Parent has agreed not to encumber any of its copyrights, trademarks or patents. As of the date of these financial statements, the Company believes it is in compliance with the covenants (see also Note 17(f)).

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 10 - Bridge Financing Agreement

On December 29, 2009, the Company entered into a Bridge Financing Agreement whereby it issued 5% subordinated convertible promissory notes, (“Bridge Notes”), in the aggregate amount of $2.98 million in a private placement, as well as warrants to purchase 795,200 shares of common stock (the “Special Bridge Warrants”) (the “Bridge Financing”). The Bridge Notes converted into shares of common stock and warrants upon the consummation of the IPO (see below). The $2.98 million of proceeds from the Bridge Financing were first allocated to the Special Bridge Warrants which were classified as a derivative liability and recorded at fair value, in accordance with the guidance in ASC 815 (formerly Statement 133) and ASC 815-40 (formerly EITF Issue No. 07-5), and the residual amount was allocated to the Bridge Notes. While the Bridge Notes had been classified as a short-term liability, the derivative liability has been reclassified under long-term liabilities as it has a five-year exercise period.

Upon the consummation of the IPO the Bridge Notes converted into 864,332 shares of common stock and 1,728,664 warrants (the “Conversion Warrants”). The Bridge Notes were converted at a price of $3.45, a 25% discount to the price of the units issued in the IPO. The beneficial conversion feature from this conversion resulted in additional interest expense of $1.1 million which was recorded in the statement of operations. Each Conversion Warrant entitles the holder to purchase one share of common stock at a price equal to 110% of the IPO offering price ($5.06) and expires five years after the IPO. The Conversion Warrants are similar to the warrants issued as part of the units issued in the IPO except that they include additional features with respect to fundamental transactions, cashless exercise, ownership limitations and dilution. As a result, in accordance with the guidance in ASC 815 (formerly Statement 133) and ASC 815-40 (formerly EITF Issue No. 07-5) the Conversion Warrants have been recorded as a derivative liability and are adjusted to fair value at each reporting period (See Note 11). In connection with the IPO, the Company issued a further 69,132 Special Bridge Warrants to the note holders in order to reflect the conversion at a 25% discount of the offering price.

The following table summarizes the movement during year ended December 31, 2010, of the instruments allocated in the Bridge Financing:

	Bridge Notes	Special Bridge Warrants	Conversion Warrants	Total
	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands
Original allocated amount	1,912	1,070	—	2,982
Allocated amount – June 21, 2010	—	88	1,564	1,652
Discount amortization	1,070	—	—	1,070
Conversion into equity	(2,982)	—	—	(2,982)
Fair value adjustment included in non-operating income	—	(382)	(570)	(952)

Value at December 31, 2010	—	776	994	1,770

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 11 - Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, aggregated by the level in the fair-value hierarchy within which those measurements fall:

		Fair value measurement at reporting date using
	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (3)
Description	U.S.$ thousands
Assets
Cash equivalents	4,542	4,542	—	—

Total assets	4,542	4,542	—	—

Liabilities
Derivative liabilities on account of warrants	1,770	—	—	1,770

Total liabilities	1,770	—	—	1,770

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 11 - Fair Value Measurements (Cont.)

		Fair value measurement at reporting date using
	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (3)
Description	U.S.$ thousands
Assets
Cash equivalents	193	193	—	—

Total assets	193	193	—	—

Liabilities
Derivative liabilities on account of warrants	1,070	—	—	1,070

Total liabilities	1,070	—	—	1,070

For roll-forward of movement of Level 3 – see Note 10. All warrants were still outstanding at balance sheet date, and all gains and losses were unrealized.

Carrying amounts and the related estimated fair value of the venture loan are as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	U.S.$ thousands		U.S.$ thousands
Venture loan	3,173	3,317	3,703	3,703

In addition to the above, the Company’s financial instruments at December 31, 2010 and 2009, consisted of cash, accounts receivable, long term deposits, accrued expenses, accrued compensation, related liabilities, and the Bridge Notes. The carrying amounts of all the aforementioned financial instruments, approximate fair value, except as with the Bridge Notes (see Note 10).

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 12 - Temporary Equity

On February 26, 2007, the Company entered into a convertible loan agreement pursuant to which it received loans in the aggregate amount of $2 million from the lenders named therein. The loans accrued interest at a rate of 8% per annum and were payable monthly commencing on the date of the convertible loan agreement and ending when all amounts due thereunder were paid in full or converted in full. The loan agreement stipulated that if within 12 months following the closing of the convertible loan agreement, the Company sells securities in a transaction whereby the Company receives cash proceeds of at least $3,000,000, then the principal and any accrued and unpaid interest of the loan will convert into the securities sold by the Company in such transaction at a price per share discounted at 15%-20% depending upon the timing of such transaction (“beneficial conversion feature”). The convertible loan was classified as temporary equity. Upon the consummation of the IPO, the Series B Convertible Preferred Stock previously classified as temporary equity was granted a 33% stock dividend, was subject to the 1 for 6 reverse split and then exchanged for shares of common stock and recorded as such. The balance was recorded as additional paid-in capital.

Changes in Temporary equity are as follows:

U.S.$ thousands
Balance as of January 1, 2009	11,961
Amortization of discount	7

Balance as of December 31, 2009	11,968
Amortization of discount	3
Conversion to equity	(11,971)

Balance as of December 31, 2010	—

Note 13 - Stockholders’ Equity (Deficit)

(a) Common Stock

On January 11, 2006, the Company issued 500 shares of common stock to its two founders for a net amount of $5.

On May 8, 2006, the Company issued 588 shares of series A convertible preferred stock for a net amount of $2.35 million.

On August 8, 2006, the Company declared a stock dividend of 3,999 shares of each share of outstanding stock in their respective classes. The Company treated this transaction as a stock dividend with no adjustment to the par value per respective share due to legal restrictions.

On July 30, 2007, the Company issued 200,694 shares of common stock in lieu of beneficial conversion terms contained in the convertible loan agreement.

On July 30, 2007, the Company further issued 4,592,794 shares of series B convertible preferred stock which was categorized as temporary equity.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 13 - Stockholders’ Equity (Deficit) (cont’d)

In June 2010, the Company completed an IPO of 2,392,000 units, each containing one share of common stock and two warrants, at an issue price of $4.60 per unit. Each warrant in the IPO unit is exercisable for five years after the IPO at an exercise price of $5.06. Immediately prior to the closing of the offering, the Company’s outstanding shares of preferred stock were exchanged for shares of common stock and the Company effected a 1 for 6 reverse stock split of its common stock. The Company issued a stock dividend to holders of the preferred stock prior to the split and exchange.

On July 27, 2010, the unit was separated into its components and the shares and warrants began to trade separately. Upon separation of the units into shares and warrants, the units ceased trading.

The following table summarizes information about the Company’s issued and outstanding common stock as of December 31, 2010:

Shares of common stock 0.01$ par value
Balance as of January 1, 2010	366,782
Issuance of common stock, net of issuance costs	2,392,000
Exchange of series A convertible preferred stock for common stock	392,315
Conversion of Bridge notes	864,332
Stock dividend	311,451
Exchange of series B convertible preferred stock for common stock	765,466
Exercise of charity warrants	11,044
Exercise of lead investor warrants	241,173
Exercise of stock options	60,517

Balance as of December 31, 2010	5,405,080

(b) Common stock reserved for issuance upon exercise of stock options

On October 30, 2006, the Company adopted the 2006 Stock Option Plan, pursuant to which 880 thousand shares of common stock were reserved for issuance. On July 30, 2007, the Company amended and restated the original plan in its entirety by adopting Amendment No. 1 to Stock Option Plan (the “Stock Option Plan”), which increased the number of common stock reserved for issuance to 2.79 million. In January 2010, the number of common stock reserved for issuance upon the exercise of options in the Stock Option Plan was increased to 14.14 million.

(c) Stock options

The Stock Option Plan provides for grants or sales of common stock options to employees, directors and consultants. Options granted in connection with the Company’s Stock Option Plan are exercisable for six years from the grant date. Options are generally forfeited, if not exercised, within ninety days of termination of employment or service to the Company.

For the years ended December 31, 2009, 2008, 2007 and 2006, the Company granted a total of $71 thousand, $100 thousand, $94 thousand and $126 thousand stock options, respectively, to its employees, directors and consultants at an average exercise price of $1.5, $4.5, $2.52 and $1.5 per share, respectively. During the same periods, no stock options were exercised.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 13 - Stockholders’ Equity (Deficit) (cont’d)

On March 17, 2010, the Company’s Board of Directors (the “Board”) approved the granting of options to management, directors and consultants. The Board approved the granting of 1,392,000 options at an exercise price of $0.01. These options vest yearly over three and four year periods, according to the applicable schedule of each optionee. The Board also approved the granting of 1,420,000 options at an exercise price of $5.50 to its employees, directors and consultants. These options vest over four years.

Vesting of options granted during 2010 commenced in June through December 2010, according to the applicable schedule of each optionee, and when the terms were communicated.

The weighted average grant date fair value of options granted during the years 2010, 2009, 2008, 2007 and 2006 was $2.57, $2.1, $4.2, $3.92 and $1.8, respectively.

Subsequent to balance sheet date, on January 31, 2011 the Board approved the granting of options to management, directors and consultants. See Note 18.

For the years ended December 31, 2010 and 2009, the Company recorded compensation expense of $912 thousand and $188 thousand, respectively. Cumulative from inception the Company has recorded compensation expense of $1,253 thousand.

The fair value of the options to employees and directors granted in 2010 was calculated using the Lattice model which takes into consideration the share price at the date of grant, the exercise price of the option, the expected life of the option, risk free interest rates, expected dividend, and the expected volatility. The Company uses the Lattice option pricing model for the valuation of options to employees and directors that are not plain vanilla. The following assumptions were used: an expected life of 5.2-6 years, a risk-free interest rate of 2.11%-2.83% and an expected volatility of 56.11%-64.3% and no dividend yield. The fair value of the common stock used for this calculation was $2.49-$2.62. The fair value of options to non-employees is calculated using the following assumptions: expected life of 3-5.5 years, a risk free interest rate of 0.71%-2.64% and an expected volatility of 46%-64% and no dividend yield.

The fair value of the options granted during 2009 was calculated using the Black-Scholes-Merton model, with an expected life of 3-4 years, a risk-free interest rate of 2.25%-2.87% and an expected volatility of 75% and no dividend yield.

The total intrinsic value of options exercised during the year ended December 31, 2010 was $134 thousand.

As of December 31, 2010, there were 11.5 million options available for grant under the Stock Option Plan, respectively.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 13 - Stockholders’ Equity (Deficit) (cont’d)

(d)	Stock option activity

The following table summarizes information about stock option activity. As of December 31, 2010 no stock options had expired.

	No. of shares	No. of shares	Weighted average exercise price
	Employees	Non Employees	U.S.$
Outstanding at January 1, 2010	237,677	45,250	2.58
Granted	2,708,000	104,000	2.74
Exercised	(60,517)	—	0.21
Forfeited	(506,252)	(21,247)	2.87

Outstanding at December 31, 2010	2,378,908	128,003

Exercisable at December 31, 2010	128,804	32,153

The following table summarizes information about employee and non-employee stock options outstanding as of December 31, 2010:

	Options outstanding			Options exercisable
Exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price
$5.5	1,177,000	5.47	$5.5	—	—	$5.5
$4.5	66,982	3.18	$4.5	51,796	3.26	$4.5
$3.0	45,833	2.58	$3.0	39,062	2.58	$3.0
$1.5	91,096	2.88	$1.5	70,099	2.87	$1.5
$0.01	1,126,000	5.57	$0.01	—	—	$0.01

December 31, 2010	2,506,911			160,957

As of December 31, 2010, the total aggregate intrinsic value of both the options outstanding and the options exercisable is $0.

The total fair value of stock options that vested during 2010 and 2009 amount to $206 and $188 thousand, respectively.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 13 - Stockholders’ Equity (Deficit) (cont’d)

As of December 31, 2010, there was approximately $2.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 4 years.

The following table represents respective annual amortization of unrecognized share based compensation expense, as mentioned above:

Year ending December 31	U.S.$ thousands
2011	1,070,466
2012	951,289
2013	639,377
2014	168,707

2,829,839

(e)	Warrants

In addition to the Conversion Warrants and Special Bridge Warrants, which were recorded as a derivative liability, as discussed above (see Notes 11,10 and 2 (f)), the Company issued additional warrants to its investors, lenders and others, as described below:

Senior Lenders Warrants

As discussed above (see Note 9), the senior lenders of the Company’s venture loan, received warrants (“Senior Lenders Warrants”) to purchase 250,000 shares of common stock, at an exercise price of $2.75 per share, in exchange for granting the Company a six month moratorium on principal payments and an additional year for the repayment of the venture loan. The Senior Lender Warrants may be exercised any time before the tenth anniversary of the date they are issued. On the date of the LMA, the Senior Lender Warrants were recorded at their fair value using the Black-Scholes-Merton model, using the following assumptions: 92% expected volatility, risk-free interest rate of 4.13%, estimated life of 10 years and no dividend yield. The fair value of the common stock was estimated at $2.58. The Company accounted for the warrants as described above (see Note 9).

Lead Investor Warrants

The lead investors of the Bridge Financing received warrants (“Lead Investor Warrants”) to purchase 482,346 shares of common stock at $0.01 exercise price per share. The Lead Investor Warrants (i) were exercisable 65 days subsequent to the consummation of the IPO, (ii) will expire four years after issuance and (iii) are subject to a lock-up agreement for six months subsequent to exercise. Upon the consummation of the IPO, Lead Investor Warrants were recorded at their fair value using the Black-Scholes-Merton model, as a result, an additional interest expense in the total amount of $1,342 thousand, was recognized. The assumptions used in this calculation were 52.6% expected volatility, risk-free interest rate of 1.68%, estimated life of 4 years and no dividend yield. The fair value of the common stock was estimated at $2.79.

In October 2010, 241,173 of the Lead Investor Warrants were exercised. In February 2011, subsequent to the balance sheet date, the remaining 241,173 Lead Investor Warrants were exercised.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 13 - Stockholders’ Equity (Deficit) (cont’d)

Placement Agent Warrants

For their role in helping to facilitate the Bridge Financing, the Placement Agent for the offering received warrants equal to 7% of the total amount of securities sold in the Bridge Financing (“Placement Agent Warrants”). Based on the amount raised, the Company issued 55,664 Placement Agent Warrants. The Placement Agent Warrants are non-exercisable for three months after the date of the closing of the Bridge Financing and will then be exercisable until expiration, five years after the closing of the Bridge Financing. The Placement Agent Warrants will be exercisable at $3.795 per share. As a result of the issuance of these warrants the Company recognized further general and administrative expenses of $60 thousand, corresponding to the fair market value of the Placement Agent Warrants as calculated using the Black-Scholes-Merton model. The assumptions used in this calculation were 60.6% expected volatility, risk-free interest rate of 2.87%, estimated life of 5 years and no dividend yield. The fair value of the common stock was estimated at $2.58 per share, which approximated the expected price per share of the common stock portion of the IPO unit on a pre-split basis.

IPO warrants

In June 2010, upon completion of the IPO, 2,392,000 units, each containing one share of common stock and two warrants, at an issue price of $4.60 per unit, were issued. Each warrant in the IPO unit is exercisable for five years after the IPO at an exercise price of $5.06. On July 27, 2010, the unit was separated into its components and the shares and warrants began to trade separately. Upon separation of the units into shares and warrants, the units ceased trading.

Charity Warrants

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

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 14 - Non-operating Income and Expense

	For the year ended December 31		Cumulative from inception to December 31
	2010	2009	2010
	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands
Non-operating income
Fair value adjustment of warrants (Notes 10,11)	952	—	952
Interest income	3	17	448
Exchange rate gains	—	19	19

	955	36	1,419

Interest and amortization of debt discount expense
Interest expense from venture loan (Note 9)	(377)	(452)	(960)
Interest expense from Bridge Notes (Note 10)	(161)	(9)	(170)
Lead Investor warrants recorded at fair value	(1,342)	—	(1,342)
Discount amortization on account of venture loan	(227)	(156)	(409)
Amortization of discount of Bridge Notes	(1,070)	—	(1,070)
Beneficial conversion feature in connection with Bridge Notes	(1,127)	—	(1,127)
Interest expense from Series B convertible loan	—	—	(54)

	(4,304)	(617)	(5,132)

Non-operating expenses
Exchange rate losses	(46)	—	(128)
Other	(17)	(9)	(32)

	(63)	(9)	(160)

Note 15 - Income Taxes

(a)	The components of income (loss) before income taxes were:

	For the year ended December 31		Cumulative from inception to December 31
	2010	2009	2010
	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands
U.S.	(10,151)	(6,230)	(31,024)
Non-U.S.	244	154	986

	(9,907)	(6,076)	(30,038)

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 15 - Income Taxes (cont’d)

Income tax benefit (expense) attributable to the operating loss consists of the following:

	For the year ended December 31		Cumulative from inception to December 31
	2010	2009	2010
	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands
U.S.
Current	—	—	—
Deferred	—	—	—

	—	—	—

Non-U.S.
Current	98	(96)	2
Deferred	(133)	23	(31)

	(35)	(73)	(29)

Income tax benefit (expense) for the years ended December 31, 2010 and 2009, and for the cumulative period from inception until December 31, 2009, differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income taxes, as a result of the following:

	For the year ended December 31		Cumulative from inception to December 31
	2010	2009	2010
	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands
Loss before income taxes	9,909	6,076	30,040
Tax rate	34%	34%	34%

Computed “expected” tax benefit	3,369	2,066	10,214
Foreign tax rate differential	22	34	90
Tax benefit of “Beneficiary Enterprise” tax holiday	—	—	57
Decrease in tax expenses for prior year	220	—	220
Change in valuation allowance	(2,141)	(1,873)	(8,653)
Non-deductible expenses	(1,314)	(327)	(1,819)
Other items	(191)	27	(138)

Income tax expense	(35)	(73)	(29)

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 15 - Income Taxes (cont’d)

(b)	The Company has net tax loss carryforwards (“NOL”) for U.S. federal purposes in the amount of approximately $26.3 million expiring 20 years from the respective tax years to which they relate beginning with 2006. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, in accordance with Internal Revenue Code, Section 382, the Company’s IPO and recent financing activities may limit the Parent’s ability to utilize its NOL and credit carryforwards although the Parent has not yet determined to what extent. The deferred tax asset in respect of the tax loss carryforwards has been fully offset by a valuation allowance as in the opinion of the Company’s management; it is more likely than not that the tax loss carryforwards will not be utilized in the foreseeable future.

As of December 31, 2010, the Subsidiary has an NOL in the total amount of approximately $0.1 million. A deferred tax asset in the total amount of approximately $16 thousand has been created as the Company’s management believes that it is more likely than not that the tax loss carryforwards will be utilized in the foreseeable future.

As of December 31, 2010, there were net deferred liabilities of $23 thousand, which consisted of short-term deferred liabilities of $50 thousand, net of long-term deferred assets of $27 thousand. As of December 31, 2009, there were net deferred assets of $104 thousand, which consisted of short-term deferred assets of $24 thousand and long-term deferred assets of $80 thousand. The deferred tax assets (liabilities) of the Subsidiary are expected to be utilized in future years. These deferred tax assets (liabilities) arise from the following types of temporary differences:

	For the year ended December 31
	2010	2009
	U.S.$ thousands	U.S.$ thousands
Deferred tax assets:
Liability for accrued employee vacation pay	15	24
Liability for accrued severance pay	53	80
Net operating loss carryforwards	8,945	6,619

Total gross deferred tax assets	9,013	6,723

Deferred tax liability:
Net assets deductible for tax purposes on cash basis	(107)	—

Total gross deferred tax assets	(107)	—

Less valuation allowance	(8,929)	(6,619)

Deferred tax assets (liabilities), net	(23)	104

No valuation allowance has been provided for the non-U.S. deferred tax assets as, based on available evidence, they are more likely than not to be realized.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 15 - Income Taxes (cont’d)

(c)	Subsidiary tax benefits under the Israeli Law for the Encouragement of Capital Investments, 1959 (the “Law”)

The Subsidiary has qualified as a “Beneficiary Enterprise” under the 2005 amendment to the Israeli Law for the Encouragement of Capital Investments, 1959 (the “investment Law”). As a Beneficiary Enterprise the Subsidiary is entitled to receive future tax benefits which are limited to a period of seven years. The year in which a company elects to commence its tax benefits is designated as the year of election (“Year of Election”). A company may choose its Year of Election by notifying the Israeli Tax Authorities (the “ITA”) in its annual tax return or within twelve months after the end of the Year of Election, whichever is earlier, or by requesting a pre-ruling from the ITA, no later than six months after the end of the Year of Election. The Subsidiary has elected 2007 as its Year of Election and has received a two year tax holiday for profits accumulated in the years 2007-2008 and a reduced tax rate of 25% for the following five years. Pursuant to Israel’s Economic Efficiency Law, effective from July 14, 2009, the appropriate tax rate is as follows: In the 2009 tax year – 26%, in the 2010 tax year – 25%, in the 2011 tax year – 24%, in the 2012 tax year – 23%, in the 2013 tax year – 22%, in the 2014 tax year – 21%, in the 2015 tax year – 20% and as from the 2016 tax year the tax rate will be 18%.

As of the balance sheet dates, the Subsidiary believes that it is in compliance with the conditions of the Beneficiary Enterprise program.

In January 2011, new legislation amending the Investment Law was enacted. Under the new legislation, a uniform rate of corporate tax would apply to all qualified income of certain industrial companies, as opposed to the current law’s incentives that are limited to income from a “Benefited Enterprise” during their benefits period. According to the amendment, the uniform tax rate applicable to the zone where the production facilities of the Subsidiary are located would be 15% in 2011 and 2012, 12.5% in 2013 and 2014, and 12% in 2015 and thereafter. Under the transitory provisions of the new legislation, the Subsidiary may opt whether to irrevocably implement the new law while waiving benefits provided under the current law or keep implementing the current law during the next years. Changing from the current law to the new law is permissible at any stage.

(d)	The Company did not record any provision for unrecognized tax benefits in 2010 and 2009, and does not expect this amount to change significantly within the next twelve months.

The Parent and its Subsidiary, collectively, file income tax returns in the U.S. federal jurisdiction, various state & local and foreign jurisdictions.

All of the tax years from inception to date are still open in the Parent. The Subsidiary has open tax years from 2007 through 2010. As of February 2011, the Subsidiary is undergoing an audit of its Israeli tax returns for the 2007 through 2009 tax years. The Subsidiary has not received findings from the said audit from the Israeli tax authorities.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 16 - Commitments and Contingencies

Future minimum lease payments under non-cancelable operating leases for office space and cars, as of December 31, 2010, are as follows:

Year ending December 31	U.S.$ thousands
2011	91
2012	53
2013	26

170

Rent expense for operating leases for the years ended 2010 and 2009 and for the cumulative period from inception until December 31, 2010, was $102 thousand, $118 thousand and $476 thousand, respectively. Rent expense for the Subsidiary’s lease is in NIS and linked to the Israeli Consumer Price Index from February 2006.

The car leases are linked to the Israeli Consumer Price Index known at the date of the commencement of each lease.

Note 17 - Risks and Uncertainties

(a)	The Company’s primary business is to provide video ringtones globally by partnering with international telecommunication carriers. Principal markets targeted are the U.S., Europe and the Far East. The Company’s business depends on the technological infrastructures, wireless networks and information systems of our international carrier partners.

(b)	The wireless industry in which the Company conducts its business is characterized by rapid technological changes, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards.

(c)	The Company’s data is hosted at a remote location. Although the Company has full alternative site data backed up, they do not have data hosting redundancy and are thus exposed to the business risk of significant service interruptions.

(d)	A significant portion of the Company’s expenses are denominated in NIS. The Company expects this level of NIS expenses to continue for the foreseeable future. If the value of the U.S. dollar weakens against the value of NIS, there will be a negative impact on the Company’s operating costs. In addition, to the extent the Company holds monetary assets and liabilities that are denominated in currencies other than the U.S. dollar, the Company will be subject to the risk of exchange rate fluctuations.

(e)	In order to continue operating as a going concern the Company may need to raise capital through further debt or equity transactions. The Company is thus exposed to a market risk that it will not be able to raise this capital.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

Notes to the Consolidated Financial Statements as of December 31, 2010

Note 17 - Risks and Uncertainties (cont’d)

(f)	Acceleration of venture loan in the event of default, as defined in the venture loan agreement, is possible, among others, should the Company be unable to pay its debts or should the fair salable value of the Company’s assets drops below the fair value of its liabilities.

Note 18 - Subsequent Events

(a)	On January 31, 2011, subsequent to the balance sheet date, the Company’s Board of Directors (the “Board”) approved an additional grant of options to management, directors and consultants to purchase shares of common stock of the Company. The Board approved the granting of 216,000 options at an exercise price of $0.01 and 264,500 options at an exercise price of $5.50, to the Company’s employees, directors and consultants. The granted options will vest annually over three and four year periods, according to the applicable schedule of each optionee.

On the same date, the Board approved an additional grant of charitable warrant to purchase 40,000 shares of common stock of the Company. Of these warrants, 20,000 are at an exercise price of $0.01 per share and 20,000 are at an exercise price of $5.50 per share.

In addition, on the same date, the Board approved an issuance of 27,000 fully-paid shares of common stock to one of its consultants.

(b)	In January 2011, subsequent to balance sheet date, one of the Subsidiary’s officers entered into a separation agreement (the “Agreement”) with the Company. Pursuant to the Agreement, the Company will accelerate the vesting of all of the $0.01 options granted during 2010 under the March 17, 2010 grant. The options are to be fully vested in January of 2011, prior to the initial one year vesting date, in lieu of a portion of the cash severance payment due to him. The total effect of the aforementioned accelerated vesting is estimated to be approximately $55 thousand, and will be offset against amounts previously accrued for the severance liability in 2011. In addition, during 2011, the respective severance accrual, in the total amount of $178 thousand, was reclassified as current liability.

(c)	On March 8, 2011, the Company announced that it had signed a non-binding Letter of Intent to acquire substantially all the assets of m-Wise, Inc. The consummation of the transaction is subject to the signing of a definitive agreement, completion of due diligence proceedings, and receipt of regulatory and stockholder approval.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto, duly authorized on the 31th day of March, 2011.

VRINGO, INC.

By:	/s/ JONATHAN MEDVED
Jonathan Medved
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan Medved and Ellen Cohl, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JONATHAN MEDVED	Chief Executive Officer (Principal Executive Officer)	March 31, 2011

/s/ ELLEN COHL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2011

/s/ SETH M. SIEGEL Seth M. Siegel	Chairman of the Board of Directors	March 31, 2011

/s/ ANDREW PERLMAN Andrew Perlman	President and Director	March 31, 2011

/s/ RALPH SIMON Ralph Simon	Director	March 31, 2011

/s/ EDO SEGAL	Director	March 31, 2011
Edo Segal

/s/ PHIL SERLIN	Director	March 31, 2011
Phil Serlin

/s/ JOHN ENGELMAN	Director	March 31, 2011
John Engelman