Form 10-Q
period 2011-03-31
Vringo Inc
filed 2011-05-16
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☐

As of May 16, 2011, 5,673,253 shares of the registrant’s common stock were outstanding.

VRINGO, INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands except share and per share data)

	March 31, 2011	December 31, 2010
	U.S.$	U.S.$
Current assets
Cash and cash equivalents	3,567	5,407
Prepaid expenses and other current assets	106	168
Accounts receivable	136	80
Short-term deposit (restricted)	—	20

Total current assets	3,809	5,675

Long-term deposit	9	9

Property and equipment, at cost, net of $402 and $393 accumulated depreciation and amortization as of March 31, 2011 and December 31, 2010, respectively	175	178

Deferred tax assets—long-term	27	27

Total assets	4,020	5,889

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands except share and per share data)

		March 31, 2011	December 31, 2010
	Note	U.S.$	U.S.$
Current liabilities
Deferred short-term tax liabilities, net		50	50
Accounts payable and accrued expenses*		390	421
Accrued employee compensation		374	358
Accrued short-term severance pay		—	178
Current maturities of venture loan		1,317	1,262

Total current liabilities		2,131	2,269

Long-term liabilities
Accrued severance pay		181	178
Venture loan		1,560	1,911
Derivative liabilities on account of warrants	3	1,062	1,770

Total long-term liabilities		2,803	3,859

Commitments and contingencies	5

Deficit in stockholders’ equity	4

Preferred stock, $0.01 par value per share; 5,000,000 authorized; none issued and outstanding as of March 31, 2011 and December 31, 2010		—	—

Common stock, $0.01 par value per share 28,000,000 authorized; 5,673,253 and 5,405,080 issued and outstanding as of March 31, 2011 and December 31, 2010 respectively		57	54

Additional paid-in capital		30,205	29,774

Deficit accumulated during the development stage		(31,176)	(30,067)

Total deficit in stockholders’ equity		(914)	(239)

Total liabilities and deficit in stockholders’ equity		4,020	5,889

*	Amounts recorded as of March 31, 2011 and December 31, 2010 include $0 and $20 to a related party, respectively.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except share and per share data)

	Three months ended March 31,		Cumulative from inception to March 31,
	2011	2010	2011
	U.S.$	U.S.$	U.S.$
Revenue	147	30	378

Costs and Expenses*
Cost of revenue	25	34	236
Research and development	519	587	11,260
Sales and marketing	621	481	9,240
General and administrative	665	194	7,169

Total operating expenses	1,830	1,296	27,905

Operating loss	(1,683)	(1,266)	(27,527)

Non-operating income	712	—	2,130
Interest and amortization of debt discount expense	(110)	(654)	(5,242)
Non-operating expenses	(10)	(57)	(169)
Loss on extinguishment of debt	—	—	(321)

Loss before taxes on income	(1,091)	(1,977)	(31,129)

Income tax expense	(18)	(20)	(47)

Net loss for the period	(1,109)	(1,997)	(31,176)

Basic and diluted net loss per common share	(0.19)	(5.44)	(27.07)

Weighted average number of shares used in computing basic and dilutive net loss per common share	5,724,253	366,782	1,151,706

*	The amount recorded for the three month period ended March 31, 2011 and 2010 and the cumulative period from inception include $131, $77 and $1,182, respectively, to related parties.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

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

Vringo, Inc. and Subsidiary

(a Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands)

	Common stock	Series A convertible preferred stock	Additional paid-in capital	Deficit accumulated during the development stage	Total
	U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Balance as of December 31, 2008	22	24	2,960	(13,976)	(10,970)
Issuance of warrants	—	—	60	—	60
Loan modification	—	—	500	—	500
Amortization of discounts to temporary equity	—	—	(7)	—	(7)
Grants of stock options, net of forfeitures—employees	—	—	178	—	178
Grants of stock options, net of forfeiture—non employees	—	—	10	—	10
Net loss for the year	—	—	—	(6,149)	(6,149)

Balance as of December 31, 2009	22	24	3,701	(20,125)	(16,378)

Issuance of common stock, net of issuance costs of $1,768	24	—	9,239	—	9,263
Exchange of series A convertible preferred stock for common stock	24	(24)	—	—	—
Conversion of Bridge notes	9	—	2,536	—	2,545
Amortization of discounts to temporary equity	—	—	(3)	—	(3)
Grants of stock options, net of forfeitures—employees	—	—	883	—	883
Grants of stock options, net of forfeitures—non employees	—	—	29	—	29
Exercise of warrants to charity	*—	—	11	—	11
Grants of warrants to lead investors	—	—	1,342	—	1,342
Grants of warrants to charity	—	—	37	—	37
Exercise of stock options	1	—	—	—	1
Exercise of warrants	2	—	—	—	2
Stock dividend	19	—	(19)	—	—
Reverse stock split	(93)	—	93	—	—
Exchange of series B convertible preferred stock for common stock	46	—	11,925	—	11,971
Cashless exercise of warrants to charity	*—	—	*—		*—
Net loss for the year	—	—	—	(9,942)	(9,942)

Balance as of December 31, 2010	54	—	29,774	(30,067)	(239)

Grants of stock options, net of forfeitures—employees	—	—	317	—	317
Grants of stock options, net of forfeitures—non employees	—	—	25	—	25
Exercise of warrants	3	—	—	—	3
Issuance of shares to a consultant	*—	—	46	—	46
Grants of warrants to charity	—	—	43	—	43
Net loss for the period	—	—	—	(1,109)	(1,109)

Balance as of March 31, 2011	57	—	30,205	(31,176)	(914)

*	Consideration for less than $1.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended March 31,		Cumulative from inception to March 31,
	2011	2010	2011
	U.S.$	U.S.$	U.S.$
Cash flows from operating activities
Net loss	(1,109)	(1,997)	(31,176)
Adjustments to reconcile net cash flows used in operating activities:
Items not affecting cash flows
Depreciation and amortization	9	24	402
Change in deferred tax assets and liabilities	(1)	(4)	27
Increase (decrease) in accrued severance pay	(176)	—	151
Share-based payment expenses	431	66	3,124
Accrued interest expense	52	556	2,809
Increase (decrease) in fair value of warrants	(708)	32	(1,660)
Loss on extinguishment of debt	—	—	321
Exchange rate (gains) losses	(15)	19	37
Changes in current assets and liabilities
Decrease (increase) in receivables, prepaid expenses and other current assets	7	(44)	(242)
Increase (decrease) in payables and accruals	(7)	(375)	767

Net cash used in operating activities	(1,517)	(1,723)	(25,440)

Cash flows from investing activities
Acquisition of property and equipment	(7)	(23)	(578)
Decrease in lease deposits	—	—	(9)
Proceeds from sale of fixed assets	1	—	1
Investment in short-term deposits (restricted)	20	2,582	—

Net cash provided by (used in) investing activities	14	2,559	(586)

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended March 31,		Cumulative from inception to March 31,
	2011	2010	2011
	U.S.$	U.S.$	U.S.$
Cash flows from financing activities
Receipt of a venture loan	—	—	5,000
Repayment on account of venture loan	(348)	(88)	(1,904)
Issuance of common stock and warrants, net	—	—	9,263
Issuance of warrants	—	—	1,070
Receipt of convertible loans	—	—	3,976
Issuance of convertible preferred stock	—	—	12,195
Change in deferred issuance cost	—	(57)	—
Exercise of warrants	3	—	16
Exercise of common stock options	—	—	1

Net cash provided by (used in) financing activities	(345)	(145)	29,617

Effect of exchange rate changes on cash and cash equivalents	8	(13)	(24)
Increase (decrease) in cash and cash equivalents	(1,840)	678	3,567
Cash and cash equivalents at beginning of period	5,407	744	—

Cash and cash equivalents at end of period	3,567	1,422	3,567

Supplemental disclosure of cash flows information
Interest paid	79	102	1,065
Non-cash investing and financing transactions
Conversion of convertible loan into convertible preferred stock	—	—	1,964
Extinguishment of debt	—	—	321
Discount to the series B convertible preferred stock	—	—	43
Allocation of fair value of loan warrants	—	—	334
Allocation of fair value of conversion warrants	—	2	1,564
Exchange of series B convertible preferred stock for common stock	—	—	11,971
Exchange of series A convertible preferred stock for common stock	—	—	24
Conversion of bridge notes into common stock	—	—	2,545
Amortization of discounts to temporary equity	—	—	21

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

In June 2010, the Company completed an initial public offering (the “IPO”) of 2,392,000 units, each containing one share of common stock and two warrants, at an issue price of $4.60 per unit. Each warrant in the IPO unit is exercisable for five years after the IPO at an exercise price of $5.06. Gross proceeds of the IPO totaled approximately $11 million, of which the Company received approximately $9.3 million in net proceeds after deducting underwriting discounts and other offering costs. Immediately prior to the closing of the offering, the Company’s outstanding shares of preferred stock were exchanged for shares of common stock and the Company effected a 1 for 6 reverse stock split of its common stock. The Company issued a stock dividend to holders of the preferred stock prior to the split and exchange. All share and per-share information in these consolidated financial statements have been adjusted to give effect to the reverse stock split. On July 27, 2010, the units were separated into their components and the shares and warrants began to trade separately. Upon separation of the units into shares and warrants, the units ceased trading.

The Company is still in the development stage. Therefore, there is no certainty regarding the Company’s ability to complete the product’s development and ensure the success of its marketing. The continuation of the stages of development and the realization of assets related to the planned activities depend on future events, including future financings and achieving operational profitability. The Company has incurred significant losses since its inception and expects that it will continue to operate at a net loss in the foreseeable future. For the three month periods ended March 31, 2011, 2010 and for the cumulative period from inception until March 31, 2011, the Company incurred net losses of $1.1 million, $2.0 million and $31.2 million, respectively. The Company’s deficit in stockholders’ equity as of March 31, 2011 was $0.9 million.

There is still significant doubt as to the ability of the Company to continue operating as a “going concern”. In 2011, in order to conserve funds, the Company underwent resource reductions. Other activities were initiated, including possible business combinations and/or the raising of additional funding. The Company believes that its current cash levels will be sufficient to support its activity only into the third quarter of 2011. These financial statements were prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result should the Company not be able to continue as a going concern.

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

On March 8, 2011, the Company announced that it had signed a non-binding Letter of Intent to acquire substantially all the assets of m-Wise, Inc. The consummation of the transaction is subject to the signing of a definitive agreement, completion of due diligence and receipt of regulatory and stockholder approval.

As of March 31, 2011, approximately $157 thousand of the Company’s net liabilities were located outside of the United States.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2—Significant Accounting and Reporting Policies

(a) Basis of presentation

The accompanying consolidated financial statements include the accounts of the Parent and the Subsidiary and are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. GAAP and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2010. The results of operations for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period.

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

Transactions in foreign currency (primarily in New Israeli Shekels or “NIS”) are recorded at the exchange rate as of the transaction date. All exchange gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected as finance expense in the statement of operations, as they arise.

At March 31, 2011, the exchange rate was U.S. $1 = NIS 3.481 (December 31, 2010—U.S. $1 = NIS 3.549). The average exchange rate for the three months period ended March 31, 2011 and the year ended December 31, 2010, was U.S. $1 = NIS 3.601 and U.S. $1 = NIS 3.733, respectively.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2—Significant Accounting and Reporting Policies—(cont’d)

(d) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include the useful lives of property and equipment, deferred tax assets and liabilities, valuation of warrants, valuation of common stock share-based compensation, income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(e) Accounting for share-based compensation

Share-based compensation is recognized as an expense in the financial statements and such cost is measured at the grant-date fair value of the equity-settled award. The expense is recognized using the straight-line method, over the requisite service period, and is reduced for estimated forfeitures.

The fair value of stock options granted to management, employees and directors (except for the $5.50 options granted in 2010 and in 2011) is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, which takes into consideration the share price at the date of grant, the exercise price of the option, the expected life of the option, risk-free interest rate and the expected volatility. The fair value of the stock options granted to management, employees and directors at an exercise price of $5.50 was valued using the Lattice model, which takes into consideration the share price at the date of grant, the exercise price of the option, the expected life of the option, risk free interest rate, expected dividend, and the expected volatility. The Company uses the Lattice option pricing model for the valuation of options to management, employees and directors that are not plain vanilla.

The fair value of stock options granted to consultants is estimated at the date of grant using the Black-Scholes-Merton option-pricing model. In cases where no measurement date has been reached nor there is a counter-party performance commitment, the options are revalued at the reporting date. The options are valued using the share price, the exercise price of the option, the expected life of the option, risk-free interest rates and the expected volatility, at the reporting period date.

(f) Impact of recently adopted accounting standards

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

The table below presents the computation of basic and diluted net losses per common share:

	Three months ended March 31,		Cumulative from inception to March 31,
	2011	2010	2011
Numerator:
Net loss attributable to common stock shares (basic and diluted)	(1,109)	(1,997)	(31,176)
Denominator:
Weighted average number of common stock shares issued and outstanding (basic and diluted)	5,554,385	366,782	1,105,464
Weighted average number of exercisable penny stock options and warrants (basic and diluted)	169,868	—	46,242

Basic and diluted, outstanding, common stock shares	5,724,253	366,782	1,151,706
Basic and diluted net losses per common stock share	(0.19)	(5.44)	(27.07)

(h) Reclassification

Certain balances have been reclassified to conform to current year presentation.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3—Fair Value Measurements

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

Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company measures its cash equivalents, Special Bridge Warrants and Conversion Warrants at fair value. Cash equivalents are classified within Level 1 because they are valued using quoted active market prices. The Special Bridge Warrants and Conversion Warrants are classified within Level 3 because they are valued using the Black-Scholes-Merton and the Monte-Carlo (as these warrants include a down-round protection clause) models which utilize significant inputs that are unobservable in the market such as the expected stock price volatility and the dividend yield, and the remaining period of time the warrants will be outstanding before they expire.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, aggregated by the level in the fair-value hierarchy within which those measurements fall:

		Fair value measurement at reporting date using
	March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Description	U.S.$ thousands
Assets
Cash equivalents	2,713	2,713	—	—

Total assets	2,713	2,713	—	—

Liabilities
Derivative liabilities on account of warrants	1,062	—	—	1,062

Total liabilities	1,062	—	—	1,062

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3—Fair Value Measurements—(cont’d)

		Fair value measurement at reporting date using
	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Description	U.S.$ thousands
Assets
Cash equivalents	4,542	4,542	—	—

Total assets	4,542	4,542	—	—

Liabilities
Derivative liability on account of warrants	1,770	—	—	1,770

Total liabilities	1,770	—	—	1,770

In addition to the above, the Company’s financial instruments at March 31, 2011 and December 31, 2010, consisted of cash, accounts receivable, long-term deposits, accrued expenses, accrued compensation, related liabilities, and the venture loan. The carrying amounts of all the aforementioned financial instruments, approximate fair value, except the venture loan (see below).

The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2011:

	Level 3
	Special Bridge Warrants	Conversion Warrants	Total
	U.S.$ thousands
Original allocated amount	1,070	—	1,070
Allocated amount – June 21, 2010	88	1,564	1,652
Fair value adjustment included in non-operating income	(382)	(570)	(952)

Balance at December 31, 2010	776	994	1,770
Fair value adjustment included in non-operating expenses	(379)	(329)	(708)
Balance at March 31, 2011	397	665	1,062

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3—Fair Value Measurements—(cont’d)

Carrying amounts and the related estimated fair value of the venture loan are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	U.S.$ thousands		U.S.$ thousands
Venture loan	2,877	2,433	3,173	3,317

Note 4—Stockholders’ Equity

Stock Options

On January 31, 2011, the Company granted 480,500 options to purchase shares of common stock to its employees, management and consultants (see below). During the three month period ended March 31, 2011, 114,000 stock options were forfeited and no stock options were exercised.

In addition, during the three month period ended March 31, 2011, the Company issued 27,000 shares of common stock to one of its consultants. As a result, a compensation expense in the total amount of approximately $45 thousand was recorded.

In January 2011, the Company granted 40,000 warrants to purchase shares of common stock as a charitable donation. 20,000 of these warrants were granted at an exercise price of $5.50 per share and the remaining 20,000 at an exercise price of $0.01 per share. The total fair value of approximately $43 thousand was calculated using the Black-Scholes-Merton model, using the following assumptions: stock price of $1.68, expected life of 6 years, risk-free interest rate of 2.38%, expected volatility of 56.41% and no dividend yield. The total fair value of the grant was recorded as an additional share-based payment expense in in the three month period ended March 31, 2011.

As of March 31, 2011, there was approximately $2.7 million of total unrecognized share-based payment cost related to non-vested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over an estimated 3.5 years period.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4—Stockholders’ Equity—(cont’d)

On January 31, 2011, the Company’s Board of Directors (the “Board”) approved the granting of options to management, employees and consultants. The Board approved the granting of 216,000 options at an exercise price of $0.01 per share. These options will vest yearly over three and four year periods (according to the applicable schedule of the optionee). The Board also approved the granting of 264,500 options at an exercise price of $5.50 to its management, employees and consultants. These options will vest over three and four years.

As of March 31, 2011, there were approximately 10.9 million shares of common stock available for grant under the Stock Option Plan.

The following table summarizes the option activity for the year 2011 by grant date:

	No. of options to Employees	No. of options to Non Employees	Exercise price	Fair value of common stock
			U.S.$	U.S.$
January 31, 2011	194,000	22,000	0.01	1.68
January 31, 2011	252,500	12,000	5.50	1.68

The fair value of the $0.01 options granted January 31, 2011, to management employees and directors was calculated using the Black-Scholes-Merton model with an expected life of 4-4.25 years, a risk-free interest rate of 1.44%-1.55% and an expected volatility of 47.9%-52.2% and no dividend yield. The fair value of the common stock used for this calculation was $1.68.

The fair value of the $5.50 options granted January 31, 2011, to employees and directors was calculated using the Lattice model with an expected life of 6 years, a risk-free interest rate of 2.38% and an expected volatility of 56.41% and no dividend yield. The fair value of the common stock used for this calculation was $1.68.

The total fair value of all options granted to non-employees, is calculated using the Black-Scholes-Merton model with an expected life of 2.75-6 years, stock price of $1.70, a risk free interest rate of 1.15%-2.38% and an expected volatility of 46.31%-56.41% and no dividend yield.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5—Commitments and Contingencies

Future minimum lease payments under non-cancelable operating leases for office space and cars, as of March 31, 2011, are as follows:

U.S.$ thousands
Year ending December 31,
2011 (nine months ending December 31, 2011)	65
2012	53
2013	8

126

Rental expense for operating leases for both office space and cars for the three month period ended March 31, 2011 and 2010 was $33 thousand, and $26 thousand, respectively.

Note 6—Risks and Uncertainties

(a)	The Company’s primary business is to provide video ringtones globally by partnering with international telecommunication carriers. Principal markets targeted are the U.S., Europe and the Far East. The Company’s business depends on the technological infrastructures, wireless networks and information systems of its international carrier partners.

(b)	The wireless industry in which the Company conducts its business is characterized by rapid technological changes, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards.

(c)	The Company’s data is hosted at a remote location. Although the Company has full alternative site data backed up, they do not have data hosting redundancy and are thus exposed to the business risk of significant service interruptions.

(d)	A significant portion of the Company’s expenses are denominated in NIS. The Company expects this level of NIS expenses to continue for the foreseeable future. If the value of the U.S. dollar weakens against the value of NIS, there will be a negative impact on the Company’s operating costs. In addition, to the extent the Company holds monetary assets and liabilities that are denominated in currencies other than the U.S. dollar, the Company will be subject to the risk of exchange rate fluctuations.

(e)	In order to continue operating as a going concern the Company needs to raise capital through further debt or equity transactions. The Company is thus exposed to a market risk that it will not be able to raise this capital, as disclosed in Note 1.

(f)	Acceleration of venture loan in the event of default, as defined in the venture loan agreement, is possible, among others, should the Company be unable to pay its debts or should the fair salable value of the Company’s assets drops below the fair value of its liabilities.

Note 7—Subsequent Events

In April 2011, the Company issued 19,862 shares of common stock upon exercise of 20,000 charitable warrants with an exercise price of $0.01 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed on March 31, 2011. The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

General

We provide comprehensive software platforms and applications that allows users to create, download and share mobile video entertainment content in the form of video ringtones for mobile phones, “ReMixed” video clips from artists and branded content, as well as social picture ringtone and ringback content. We believe that our service represents the next stage in the evolution of the mobile video market. We anticipate that the ringtone market will begin to migrate from standard audio ringtones to high-quality video ringtones, with social networking capability and integration with web systems. Our video ringtone solution, which encompasses a suite of mobile and PC-based tools, enables users to create, download and share video ringtones with ease, and provides our business partners with a consumer-friendly and easy-to-integrate monetization platform. In addition to our core video ringtone platform we have also developed three new platforms: our Video ReMix Platform that allows users to create their own “mix” combining their own clips together with artist and branded content, our Facetones™ platform that automatically generates a slide show from social network pictures which provides relevant and social visual enhancement to the Ringtone and the Ringback tone, and our Fan Loyalty platform that allows users to obtain video and video ringtones, view information on reality television stars and vote for contestants.

We believe that the mobile video and services market is fragmented and that there are opportunities to acquire additional assets. We have been focusing on commercializing our service primarily through agreements with mobile carriers and other distribution partners in related areas such as handset manufactures and retailers such as the CarPhone Warehouse. We have live commercial launches of our service with six mobile carriers operating in Turkey, Malaysia, Armenia, United Arab Emirates, Singapore, and the United Kingdom. In addition, launched with RTL, a major television network in Belgium, and with Hungama Digital Media Entertainment a content and mobile services aggregator in India. Our partners have an aggregate of approximately 700 million subscribers, of which 235,000 are paid subscribers to our service, and another 42,000 subscribers have enrolled on a free-trial basis.

In the first quarter of 2011, we launched our products and services with Everything Everywhere Limited, a United Kingdom communication company which operates the T–Mobile UK and Orange UK mobile services. With this launch, our video ringtone service is available to over 16 million Orange subscribers in the United Kingdom. We anticipate further integration with T-Mobile for a future release which would make our service directly available to another 14-plus million mobile subscribers in the UK.

We also recently launched with StarHub, a mobile carrier in Singapore. Through this new carrier, our video ringtone service will be co-branded by StarHub and made available to its over 2 million customers. Following the termination of our agreement with Avea in Turkey, we signed a deal with Retromedya, a third party service provider there, whereby we will have access to offer our service to the customers of all carriers in Turkey. Subsequent to quarter end, in April 2011, we launched our ringtone service in India with Hungama Digital Media Entertainment “Hungama”. Our service with Hungama is available to a potential 500 million plus subscribers. We are negotiating with additional mobile carriers in a number of different countries and we expect to continue to scale our carrier business during the remainder of 2011.

In the first quarter of 2011, we partnered with Corso Communications and its client Heineken, to deliver a sponsored version of our new Video ReMix platform. Subsequent to quarter end, we launched our Fan Loyalty platform by co-branding with a song competition reality TV show. This platform enables users to obtain video content from the show as well as from behind the scenes, retrieve information regarding the show and vote for their favorite contestants.

Content sales are made through carrier relationships, as well as through various application stores (“App stores”). We commenced paid content distribution through both Nokia’s Ovi store in the United Kingdom and, subsequent to year end, and Verizon V Cast App Store in the United States. We have launched free trial downloads with Vodafone Shop in eight countries: Germany, Greece, Ireland, Italy, Netherlands, Portugal, Spain and the United Kingdom. Our content partnerships include major artists, celebrities and content providers, including EMI, Warner Music, T–Pain, Muhammad Ali Enterprises, Tiesto, Turner, Marvel, Hungama Mobile, RTL and Ingrooves.

Our Business Model

Our business model for our video ringtone platform entails revenue sharing and/or charging fees from our mobile carriers or app store distribution partners primarily using a subscription-based model where users pay a monthly fee for access to the service as well as additional fees for access to certain premium content. Some of our products are available for one time purchase fees in app stores. In addition, as in the case of Heineken and the song competition reality TV service, we have engaged in developing free experiences for consumers in exchange for one-time fees from sponsors.

We have launched our service together with mobile carriers in the United Kingdom, Singapore, Turkey, Malaysia, Armenia and United Arab Emirates. Our mobile carrier partners co-brand our service and help market it to their subscribers. The pricing for subscriptions and content in various countries will vary substantially based on local economic conditions. In general, we aim to sell the monthly subscriptions ranging from $1 to $5 and we expect to generally receive at least 40% of the monthly subscription revenue. We currently monetize our video ringtone service across our existing launches on a blended rate basis of $0.13 per subscriber per month and we intend to increase this rate going forward as we move to more lucrative markets in Europe and North America. We expect that premium content will generally be sold for $1 to $5 per item although this price and the monthly subscription rate may vary substantially by country. Operators usually do not charge us or our users for any data charges associated with using our service, or for using the operator’s text messaging infrastructure to communicate with our subscribers.

Our model consists of growing our user base through carrier partnerships, continuing to ensure we have broad handset reach, enhancing our viral and social tools, maintaining and growing our product and technology portfolio, building a strong revenue base of recurring monthly subscription revenue, finding new forms of distribution, exploring monetization through advertising, and revenue through content sales.

Overview

Our financial statements were prepared using principles applicable to a going concern, which contemplate the realizations of assets and liquidation of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we are not able to continue as a going concern. We had approximately $3.6 million of cash and cash equivalents at March 31, 2011. Our average monthly burn rate from operations for the three month period ended March 31, 2011 and the year ended December 31, 2010, was approximately $0.5 million. We believe that current cash levels will be sufficient to support our activity only into the third quarter of 2011. In order to conserve funds, we underwent resource reductions in the first quarter of 2011. Other activities were initiated, including possible business combinations, and/or the raising of additional funding. Under the terms of our venture loan agreement, if we are deemed insolvent, we would be in default. If the loan is accelerated as a result of such default, we would not have sufficient funds to continue our operations. Insolvency is defined in the venture loan agreement as our inability to pay debts when they become due, or when the fair salable value of our assets drops below the fair value of our liabilities (excluding derivative liabilities on account of warrants).

We are a development stage company. From inception, we have raised approximately $28.5 million. These amounts have been used to finance our operations, as until now, we have not yet generated any significant revenues. From inception and until March 31, 2011, we recorded losses of $31.2 million and net cash outflow from operations of $25.4 million.

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

General and administrative expenses

General and administrative expenses include the salary of our finance and administrative personnel, rental costs for our legal and accounting fees, insurance, telephone and other office expenses including depreciation and amortization. Following the consummation of our IPO, general and administrative expenses increased significantly as we incurred additional costs of being a public company. These costs include increased legal and accounting costs, additional insurance costs, director compensation and increased share based compensation expenses.

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

Income taxes

Our effective tax rate differs from the statutory federal rate primarily due to differences between income and expense recognition prescribed by income tax regulations and generally accepted accounting principles. We utilize different methods and useful lives for depreciating and amortizing property and equipment and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. In addition, our income tax expense has been adjusted for the effect of foreign income from our wholly owned subsidiary. At March 31, 2011, our deferred tax assets generated from our U.S. activities were entirely offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be realized. The deferred tax assets and liabilities generated from our subsidiary’s operations are not offset by an allowance, as in our estimation, it is more likely than not to be realized.

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

During February 2011, the Israeli tax authorities commenced an audit of the subsidiary’s Israeli tax returns for the 2007 through 2009 tax years. To date, the subsidiary has not yet received any findings from the audit by the Israeli tax authorities.

Results of Operations

Three Months ended March 31, 2011 and 2010 and the development stage period (cumulative from inception through March 31, 2011)

The following analysis compares the results of our operations for the three month period ended March 31, 2011, to the results of operations for the three month period ended March 31, 2010 and the results of our operations from inception through March 31, 2011.

Revenue

	Three month period ended March 31,			Cumulative from inception to March 31, 2011
	2011	2010	Change
	($ - in thousands)			($ - in thousands)
Revenue	147	30	378	378

During the three month period ended March 31, 2011, we recorded revenues of $147 thousand, which represents an increase of $117 thousand (or 390%) from revenues recorded for the three month period ended March 31, 2010. The recognized revenue in the first quarter of 2011 was mainly from our revenue-sharing agreements in Malaysia ($77 thousand recorded, an increase of $67 thousand compared to the first quarter of 2010), Turkey ($7 thousand recorded, compared to $0 in the first quarter of 2010), and the United Arab Emirates ($19 thousand recorded, an increase of $9 thousand compared to the first quarter of 2010). In addition, we recognized revenue for one time set up fees in Singapore ($9 thousand in the first quarter of 2011, compared to $0 in the first quarter of 2010) and Armenia ($9 thousand in the first quarter of 2011). The revenue in the first quarter of 2010 was mainly comprised of our then new revenue-sharing agreements in Malaysia, the United Arab Emirates and Armenia, whereby we recognized approximately $10 thousand for each one of these customers.

Revenue for our Video ReMix platform commenced this quarter, with the recognition of $23 thousand in March 2011.

We expect to continue to generate a substantial portion of our revenues for the coming year from: (i) Video Remix, Facetones™ and Fan Loyalty application platforms, (ii) revenue-sharing agreements in Malaysia, (iii) services provided in the United Arab Emirates, (iv) agreements with Everything Everywhere Limited and Bango in the UK, (v) newly launched services in India, and (vi) agreement with StarHub in Singapore. Our agreement with Vivacell in Armenia expires on June 30, 2011.

From inception through March 31, 2011, we have recorded revenues of $378 thousand, which includes $174 thousand from our services in Malaysia, $73 thousand from our services in the United Arab Emirates, $62 thousand from our services in Armenia, $23 thousand Video ReMix platform development services, $22 thousand from our services in Turkey, $19 from initial one-time setup fee in Singapore, and $5 thousand from applications sold.

Cost of Revenue

	Three month period ended March 31,			Cumulative from inception to March 31, 2011
	2011	2010	Change
	($ - in thousands)			($ - in thousands)
Cost of revenue	25	34	(9)	236

During the three month period ended March 31, 2011 and 2010, our cost of revenue was $25 thousand and $34 thousand, respectively, which represents a decrease of $9 thousand (or 26%) compared to cost of revenue for the three month period ended March 31, 2010. Cost of revenue is comprised of services related to the provision of content to end-users and hosted servers needed to support the service in markets where we have launched our services.

We expect that cost of revenue will increase over time as we provide more content and other services to the users of our service. As some of these costs are fixed irrespective of our revenues, we expect our gross margin to increase significantly over time. We believe that we currently have enough server capacity to service up to two million global users before we need to expand our server capacity. From inception through March 31, 2011, our total cost of revenue was $236 thousand.

Research and Development

	Three month period ended March 31,			Cumulative from inception to March 31, 2011
	2011	2010	Change
	($ - in thousands)			($ - in thousands)
Research and development	519	587	(68)	11,260

Research and development expenses decreased from $587 thousand to $519 thousand (12%) during the three month period ended March 31, 2011, compared to the three month period ended March 31, 2010. The decrease is mainly due to a separation agreement we entered into with our former chief technology officer. This was offset by an increase in share based compensation expense in connection with 2011 and 2010 grants. As our business matures and our revenues increase, we expect that our research and development expenses will grow at a slower rate than our corresponding revenues and marketing expenses. We also expect that our share based compensation costs will increase due to the recording of the expense related to the options granted to management and employees.

From inception through March 31, 2011, research and development expenses amounted to approximately $11.3 million. Of this amount, approximately $7.9 million was attributed to salaries and related expenses, $1.8 million was attributed to sub-contracting and consulting services, $0.8 million was attributed to operating expenses and $0.8 million was attributed to patent expenses.

Marketing

	Three month period ended March 31,			Cumulative from inception to March 31, 2011
	2011	2010	Change
	($ - in thousands)			($ - in thousands)
Marketing	621	481	140	9,240

During the three month period ended March 31, 2011, marketing expenses increased $140 thousand (or 29%), to $621 thousand, from $481 thousand in the three month period ended March 31, 2010.

The increase in our marketing expenses for the three month period ended March 31, 2011, was in part due to the hiring, in April 2010, of our President in the US, whose efforts are focused on marketing and business development. In addition, the increase relates to the 2011 and 2010 options grants for marketing employees, thereby increasing the respective compensation expense. Furthermore, we had an increase in public relations and advertising costs in connection with new commercial launches in 2011. A significant portion of our marketing activity relates to the launching of services with our global partners and building a pipeline for further agreements. In addition, we conducted direct-to-consumer marketing activities in the countries where we have launched our services to build on the efforts of our partners. While we do not expect to invest heavily in direct-to-consumer marketing activities in the future, we do expect an increase in marketing expenses as we continue launching our service in different global markets. In certain markets, our marketing efforts may include hiring local personnel to introduce us to the market and purchasing rights to certain local content. As our market reach grows, we expect our marketing expenses to continue to increase our visibility to potential partners. We also expect that our share based compensation costs will increase significantly due to the recording of the expense related to the management options.

From inception through March 31, 2011, marketing expenses amounted to approximately $9.2 million. Of this amount, approximately $5.1 million was attributed to salaries and related expenses, $1.4 million was attributed to sub-contracting and consulting services, $0.8 million was attributed to public relations services and customer acquisition expenses, and $1.9 million was attributed to travel and tradeshows.

General and Administrative

	Three month period ended March 31,			Cumulative from inception to March 31, 2011
	2011	2010	Change
	($ - in thousands)			($ - in thousands)
General and administrative	665	194	471	7,169

During the three month period ended March 31, 2011, general and administrative expenses increased $471 thousand (or 242%), to $665 thousand, from $194 thousand in the three month period ended March 31, 2010.

General and administrative expenses for the three month period ended March 31, 2011, increased from the general and administrative expenses recorded for the three month period ended March 31, 2010, mostly due to the increase in various professional fees in connection with becoming a public company. In addition, there was an increase due to additional insurance costs for our directors’ and officers’ liability insurance and an increase in share based compensation expenses due to new option grants in 2011 and 2010. We expect that our general and administrative expenses will increase due to the costs of being a public company. These costs will be reflected in increased accounting, legal and insurance costs as well as increased costs related to meeting our obligations under the Sarbanes-Oxley Act. We also expect that our compensation costs will increase significantly due to the recording of expense related to management options.

From inception through March 31, 2011, general and administrative expenses totaled approximately $7.2 million. Of this amount, approximately $2.8 million was attributed to salaries and related expenses, $0.5 million was attributed to rent, $1.8 million was attributed to various office management expenses, $1.6 million was attributed to professional fees and $0.5 million was attributed to depreciation and amortization.

Non-operating Expense (Income), Net

	Three month period ended March 31,			Cumulative from inception to March 31, 2011
	2011	2010	Change
	($ - in thousands)			($ - in thousands)
Non-operating expense (income), net	(592)	711	(1,303)	3,602

During the three month period ended March 31, 2011, non-operating expense changed $1.3 million (or -183%), to an income of $0.6 million, from an expense of $0.7 million in the three month period ended March 31, 2010. In the three month period ended March 31, 2011, we recorded non-operating income in the amount of $0.6 million, which was mainly comprised of an income of $0.7 million recorded due to decrease in the fair value of the Special Bridge Warrants and the Conversion Warrants and an expense on $0.1 million in connection with interest on venture loan. The non-operating expense in the first quarter of 2010 was mainly comprised of $0.5 million in connection with the Bridge Financing and an interest expense of $0.1 million relating to the Bridge Notes and the venture loan.

From inception through March 31, 2011, non-operating expenses totaled approximately $3.6 million. Of this amount, we recorded income from interest on deposits of $0.4 million and interest expense on the venture loan of $1.5 million. In addition, we recorded $0.1 million of debt extinguishment expense related to the Series B Convertible Preferred Stock, $0.2 million of debt extinguishment expenses as a result of the loan modification agreement with SVB/Gold Hill, $1.0 million of additional interest expense as a result of the conversion of the convertible loan, $0.3 million of warrant amortization and $1.1 million of additional interest expense from the Bridge Notes. We also recorded an expense of $1.3 million as additional interest expense for the warrants granted to the lead investors of the Bridge Financing and recorded non-operating income of $1.5 million for the adjustment of the fair value of the Special Bridge Warrants and the Conversion Warrants. We expect that our non-operating expenses in the future will be affected by the adjustments to fair value of the derivative instruments and additional interest payments in respect of the venture loan.

Taxes on Income

	Three month period ended March 31,			Cumulative from inception to March 31, 2011
	2011	2010	Change
	($ - in thousands)			($ - in thousands)
Income tax expense (benefit)	18	20	(2)	47

During the three month period ended March 31, 2011, we recorded an income tax expense in the total amount of $18 thousand, which reflects a decrease of $2 thousand compared to tax expense of $20 thousand recorded in the three month period ended March 31, 2010. Taxes on income are mainly due to taxable profits generated by our subsidiary as a result of the intercompany cost plus agreement between us and the subsidiary, whereby the subsidiary performs development services for us and is reimbursed for its expenses plus 8%. For financial statements purposes, these profits are eliminated upon consolidation. The profits of the subsidiary benefitted from a tax holiday in the 2007-2008 tax years and a taxable loss in 2009, for which a tax provision had been originally recorded.

From inception through March 31, 2011, income tax expense totaled $47 thousand. We expect tax expenses will increase as our subsidiary will continue to profit from the cost plus agreement. However, in the future, we may enjoy additional tax benefit, due to new legislation enacted amending the Investment Law. Under the new legislation, a uniform rate of corporate tax would apply to all qualified income of certain industrial companies, as opposed to the current law’s incentives that are limited to income from a “Benefited Enterprise” during their benefits period. According to the amendment, the uniform tax rate applicable to the zone where the production facilities of the subsidiary are located would be 15% in 2011 and 2012, 12.5% in 2013 and 2014, and 12% in 2015 and thereafter.

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

Liquidity and Capital Resources

As of March 31, 2011, we had a cash position of $3.6 million and net working capital of $1.7 million. We believe that our current cash levels will be sufficient to support our activity only into the third quarter of 2011. The decrease of $1.8 million in our cash for the three month period ended March 31, 2011, was mainly due to cash used by us in our business operations ($ 1.5 million). As of March 31, 2011, our total deficit in stockholders’ equity was $0.9 million due to continued operating deficits from inception to date, and in part due to the classification of the Special Bridge Warrants and the Conversion Warrants as derivative liabilities rather than equity securities.

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

As of March 31, 2011, we had 28 full time employees and 5 part-time employees.

Cash flows for the three months ended March 31, 2011 and 2010

	Three month period ended March 31,			Cumulative from inception to March 31, 2011
	2011	2010	Change
	($ - in thousands)
Net cash used in operating activities	(1,517)	(1,723)	206	(25,440)
Net cash provided by (used in) investing activities	14	2,559	(2,545)	(586)
Net cash provided by financing activities	(345)	(145)	(200)	29,617

Operating activities

During the three month period ended March 31, 2011, net cash used in operating activities totaled $1.5 million. During the quarter ended March 31, 2010, net cash used in operating activities totaled $1.7 million. The decrease of $0.2 million used in operating activities was mainly due to reduction in workforce related costs in connection with the cost reduction plan implemented in the first quarter of 2011.

We expect our net cash used in operating activities to increase due to costs related to being a public company. As we move towards greater revenue generation, we expect some of these amounts will be offset by revenue. Since we receive most of our revenues directly from carriers whose payment schedules are generally net 90 days or longer, and our suppliers’ payment schedules are generally net 30 days, we do not expect the increase in revenue will initially increase our net cash from operating activities.

Investing activities

During the three month period ended March 31, 2011, net cash provided by investing activities totaled $14 thousand. During the three month period ended March 31, 2010, net cash used in investing activities totaled $2.6 million. This decrease of $2.5 million provided by investing activities is primarily due to the release of proceeds from the Bridge Financing from escrow, which was slightly offset by the purchase of fixed assets. Fixed asset purchases in the three month period ended March 31, 2011, amounted to $7 thousand compared to $23 thousand for the year ended March 31, 2010. The decrease in fixed asset purchases was due to the need to replace certain fixed assets that had fully depreciated and to improve the servers in the research and development facility of our Israeli subsidiary in 2010. We expect that net cash used in investing activities will increase as we intend to continue to upgrade our computers and software in 2011. Moreover, as our service continues to grow, we will need to increase our server capacity to meet the needs of our customers.

Financing activities

During the three month period ended March 31, 2011, net cash used by financing activities totaled $0.3 million, which relates to the repayment of principal on the venture loan. We expect to continue to see a net cash outflow from financing activities as a result of the repayment of the venture loan and, dependent on our share price and other market conditions, possible inflows from the exercise of warrants and other instruments.

Future operations

As a result of our IPO in June 2010, we believe we have sufficient cash to meet our planned operating needs only into the third quarter of 2011, based on our current cash levels, including the cash raised from the offering. Following that date, we believe that we will need additional financing, in order to meet our longer-term cash flow needs. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. In estimating our expected cash flow, we have considered the current economic climate and our revenue estimations as discussed above.

We are considering acquisition opportunities at this time and there can be no assurance, however, that any such opportunities may arise, or that any such acquisitions may be consummated. In March 2011, we signed a Letter of Intent to acquire substantially all of the assets of m-Wise. Under the terms of the Letter of Intent, we will issue m-Wise 1.9 million shares of our common stock, provide m-Wise’s management with a retention package comprised of options to purchase 500,000 shares of common stock, assume and pay over a two year period certain of m-Wise’s expenses and related costs in the amount of $615,000 and assume certain other liabilities of m-Wise. We will also issue a five-year promissory note for $320,000 convertible into 200,000 shares of common stock for certain services providers, in connection with the transaction.

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

According to the unaudited financial statements filed in m-Wise’s Form 10-Q for the three month period ended March 31, 2011, m-Wise recorded revenues of $0.8 million, gross profit of $0.5 million and a net loss (including non-cash, stock-based expenses and options accounting) of $0.2 million. We anticipate cost savings and operational synergies from combining m-Wise’s business with our core business. As a result, we believe that the m-Wise acquisition will have a positive effect on our cash flow with the potential to reduce our overall burn rate in the first full year of combined operations.

The proposed transaction is subject to the satisfactory completion of due diligence by us, the execution of a definitive agreement, regulatory approval, and the approval of both the boards of directors and stockholders of Vringo and m-Wise. The parties intend to complete the transaction as soon as practicable after receiving all necessary approvals.

We believe that there are a number of acquisition opportunities. We will require additional financing if we decide to make acquisitions. Additional financing may not be available on satisfactory terms when required.

Venture loan

In September 2008, we drew down on a loan facility for $5.0 million. The loan facility bears interest at a rate of 9.5% per annum and an effective interest rate of 18%. The contractual repayment schedule required a 36-month repayment schedule beginning on March 31, 2009 following a nine-month interest only period. In conjunction with the Bridge Financing, we entered into a loan modification agreement with our lenders whereby principal payments on the facility were deferred until consummation of the IPO. Following the recommencement of principal payments, on July 1, 2010, the remaining portion of the loan will be repaid through March 1, 2013. Future loan payments on the facility, including principal and interest will amount to approximately $142 thousand per month. Please see Note 9 of our consolidated financial statements for the year ended December 31, 2010.

Contractual Obligations and Commercial Commitments

The following table sets forth our future contractual obligations and commercial commitments as of March 31, 2011, for each of the next five years and thereafter:

	Payments due by period (in thousands of dollars)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Real estate leases (1)	66	42	24	—	—
Auto leases (2)	61	23	38	—	—
Venture loan (3)	3,095	1,473	1,622	—	—

Total	3,222	1,538	1,684	—	—

(1)	We have a non-cancellable operating lease for our subsidiary’s offices in Israel for which we pay approximately $5 thousand monthly. This commitment is for the period ending May 31, 2012.
(2)	The subsidiary leases five motor vehicles for certain employees with variable commencement and expiration dates. All leases are for a total of 36 months whereby the final three months of the contract have been prepaid. Total monthly expenses for these leases amount to approximately $4 thousand. Expiration dates for the leases are on various dates from February 2011 through December 2013.
(3)	Represents total future principal repayments due, as per the venture loan agreement. The above stated loan balance, is presented in our financial statements net of discount, in the total amount of $218 thousand. Please see Note 9 of our consolidated financial statements for the year ended December 31, 2010.

In addition to the abovementioned venture loan, our long term GAAP liabilities include the derivative liabilities on account of warrants and long term provision for severance pay, in the total amount of $181 thousand, made in connection with extended contractual compensation to be paid to our Chief Executive Officer upon the termination of his employment (dependent on certain circumstances), as described in Note 8 to our consolidated financial statements for the year ended December 31, 2010.

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2010, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

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

These option pricing models utilize various inputs and assumptions, which are highly subjective. Had we used different assumptions, our results may have been significantly different. For further information on judgments and assessments used, please refer to Note 13 in our consolidated financial statements for the year ended December 31, 2010.

Valuation of Instruments in Bridge Financing

On December 29, 2009, the Company consummated a Bridge Financing pursuant to which it issued 5% subordinated convertible promissory notes, (“Bridge Notes”), in the aggregate amount of $2.98 million in a private placement, as well as warrants to purchase 795,200 shares of common stock (the “Special Bridge Warrants”) (the “Bridge Financing”). Proceeds from the Bridge Financing were first allocated to the Special Bridge Warrants, which were classified as a derivative liability and recorded at fair value, with the residual amount allocated to the Bridge Notes. The Special Bridge Warrants have down-round protection clauses, which are not expected to have a material impact, and their fair value is calculated using the Black-Scholes-Merton model at every reporting period. The assumptions used in the initial calculation were 53% expected volatility, a risk-free interest rate of 1.6%, estimated life of 4.5 years and no dividend yield. The fair value of the common stock was estimated at $2.57. Upon the consummation of the IPO, we issued a further 69,132 Special Bridge Warrants to the holders of the Bridge Notes to reflect the final offering price of the IPO units. These warrants were valued on the date of the IPO by using the Black-Scholes-Merton model. The assumptions used in this calculation were 53% expected volatility, a risk-free interest rate of 1.9%, estimated life of 4.5 years and no dividend yield. The fair value of the common stock was estimated at $2.79. The additional warrants are then adjusted according to the fair value above at the end of each reporting period.

As of March 31, 2011, the Special Bridge Warrants were valued using the Black-Scholes-Merton and the Monte-Carlo models. As the terms of these warrants include a down-round protection clause, i.e. in a new issuance of common stock at a lower price than the current exercise price, the current exercise price will be adjusted to the new issuance price. We estimate a 40% probability of such protection being activated in the third quarter of 2011. We have estimated the value of the down-round protection using a Monte-Carlo simulation. The following assumptions were used: 46.16% expected volatility, a risk-free interest rate of 1.75%, estimated life of 3.75 years and no dividend yield. The fair value of the common stock was $1.7.

Upon the consummation of the IPO, the Bridge Notes converted into 864,332 shares of common stock and 1,728,664 warrants (the “Conversion Warrants”). The Conversion Warrants granted to the Bridge Note holders were classified as a derivative long-term liability. The Conversion Warrants have down-round protection clauses, which are not expected to have a material impact, and their fair value is calculated using the Black-Scholes-Merton model at every reporting period. The assumptions used in this calculation for the date of the IPO were 54% expected volatility, a risk-free interest rate of 2.1%, estimated life of 5 years and no dividend yield. The fair value of the common stock was estimated at $2.79.

As of March 31, 2011, the Conversion Warrants were valued using the Black-Scholes-Merton and the Monte-Carlo models. As the terms of these warrants include a down-round protection clause, i.e. in a new issuance of common shares at a lower price than the current exercise price, the current exercise price will be adjusted to the new issuance price. We estimate a 40% probability of such protection being activated in the third quarter of 2011. We have estimated the value of the down-round protection using a Monte-Carlo simulation. The following assumptions were used: 48.38% expected volatility, a risk-free interest rate of 1.76%, estimated life of 4.23 years and no dividend yield. The fair value of the common stock was $1.7.

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

The 482,346 warrants granted to the lead investors in the Bridge Financing have been recorded as a non-operating expense at fair market value at the time of the IPO and calculated using the Black-Scholes-Merton model. The assumptions used in this calculation were 52.6%

expected volatility, risk-free interest rate of 1.68%, estimated life of 4 years and no dividend yield. The fair value of the common stock was estimated at $2.79. The total non-operating expense recorded was approximately $1.3 million. All of these warrants were exercised during the fourth quarter of 2010 and the first quarter of 2011.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 31, 2011, we have fully offset our U.S. net deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate U.S. taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. Also, refer to Note 15 of our consolidated financial statements for the year ended December 31, 2010.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons set forth below.

Our management has identified a material weakness in our disclosure controls and procedures. The weakness primarily relates to insufficient controls and policies in connection with financial reporting and segregation of duties. We are in the process of remediating this material weakness by adopting additional policies and improving the internal controls of the Company.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 16th day of May, 2011.

VRINGO, INC.

By:	/S/ ELLEN COHL
Ellen Cohl
Chief Financial Officer
(Principal Financial Officer)