Form 10-Q
period 2011-06-30
Vringo Inc
filed 2011-08-15
CIK 1410428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34785

VRINGO, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4988129
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

44 W. 28th Street New York, New York	10001
(Address of Principal Executive Offices)	(Zip Code)

(646) 525-4319
(Registrant's Telephone Number, Including Area Code)

18 East 16th Street, 7th Floor, New York, New York 10003
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of August 15, 2011, 6,136,613 shares of the registrant's common stock were outstanding.

VRINGO, INC.

Part I — FINANCIAL INFORMATION

Item 1.         Financial Statements.

Vringo, Inc. and Subsidiary
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands except share and per share data)

		June 30, 2011	December 31, 2010
	Note	U.S.$	U.S.$
Current assets
Cash and cash equivalents		407	5,407
Restricted cash equivalents	4	1,051	—
Short-term deposit (restricted)		—	20
Accounts receivable		243	80
Prepaid expenses and other current assets		151	168

Total current assets		1,852	5,675

Long-term deposit		9	9
Property and equipment, at cost, net of $431 and $393 accumulated depreciation and amortization, as of June 30, 2011 and December 31, 2010, respectively		169	178
Deferred tax assets—long-term		28	27
Total assets		2,058	5,889

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands except share and per share data)

		June 30, 2011	December 31, 2010
	Note	U.S.$	U.S.$
Current liabilities
Deferred short-term tax liabilities, net		68	50
Accounts payable and accrued expenses*		437	421
Accrued employee compensation		345	358
Accrued short-term severance pay		—	178
Current maturities of venture loan	4	1,051	1,262
Total current liabilities		1,901	2,269
Long-term liabilities
Accrued severance pay		185	178
Venture loan	4	—	1,911
Derivative liabilities on account of warrants	3	1,725	1,770
Total long-term liabilities		1,910	3,859
Commitments and contingencies	6
Deficit in stockholders' equity	5
Preferred stock, $0.01 par value per share; 5,000,000 authorized; none issued and outstanding as of June 30, 2011 and December 31, 2010		—	—
Common stock, $0.01 par value per share 28,000,000 authorized; 5,963,614 and 5,405,080 issued and outstanding as of June 30, 2011 and December 31, 2010 respectively		60	54
Additional paid-in capital		30,867	29,774
Deficit accumulated during the development stage		(32,680)	(30,067)
Total deficit in stockholders' equity		(1,753)	(239)
Total liabilities and deficit in stockholders' equity		2,058	5,889

*	Amounts recorded as of June 30, 2011 and December 31, 2010 include $21 and $20 to a related party, respectively.

The accompanying notes form an integral part of these consolidated financial statements.

 Vringo, Inc. and Subsidiary
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,		Cumulative from inception to June 30,
	2011	2010	2011	2010	2011
	U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Revenue	227	44	374	74	605

Costs and Expenses*
Cost of revenue	45	34	70	67	281
Research and development	460	603	979	1,180	12,305
Marketing	685	632	1,306	1,107	10,605
General and administrative	690	504	1,355	714	6,594
Total operating expenses	1,880	1,773	3,710	3,068	29,785
Operating loss	(1,653)	(1,729)	(3,336)	(2,994)	(29,180)

Non-operating income	—	10	4	—	470
Non-operating expenses	(7)	—	(18)	(16)	(177)
Interest and amortization of debt discount expense	(118)	(3,355)	(227)	(4,009)	(5,359)
Decrease (increase) in the fair value of warrants	(663)	480	45	448	997
Gain on restructuring of venture loan	963	—	963	—	963
Loss on extinguishment of debt	—	—	—	—	(321)

Loss before taxes on income	(1,478)	(4,594)	(2,569)	(6,571)	(32,607)
Income tax expense	(26)	(18)	(44)	(38)	(73)

Net loss	(1,504)	(4,612)	(2,613)	(6,609)	(32,680)
Basic and diluted net loss per common share	(0.26)	(5.20)	(0.45)	(10.54)	(23.90)

Weighted average number of shares used in computing basic and dilutive net loss per common share	5,845,738	887,567	5,784,337	627,174	1,367,246

*	The amount recorded for the three and six months ending June 30, 2011 and 2010 and the cumulative period from inception include $31, $162, $31, $89 and $1,213, respectively, to related parties.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
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

Vringo, Inc. and Subsidiary
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(in thousands)

	Common stock	Series A convertible preferred stock	Additional paid-in capital	Deficit accumulated during the development stage	Total
	U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Balance as of December 31, 2008	22	24	2,960	(13,976)	(10,970)
Issuance of warrants	—	—	60	—	60
Loan modification	—	—	500	—	500
Amortization of discounts to temporary equity	—	—	(7)	—	(7)
Grants of stock options, net of forfeitures—employees	—	—	178	—	178
Grants of stock options, net of forfeiture—non employees	—	—	10	—	10
Net loss for the year	—	—	—	(6,149)	(6,149)
Balance as of December 31, 2009	22	24	3,701	(20,125)	(16,378)
Issuance of common stock, net of issuance costs of $1,768	24	—	9,239	—	9,263
Exchange of series A convertible preferred stock for common stock	24	(24)	—	—	—
Conversion of Bridge notes	9	—	2,536	—	2,545
Amortization of discounts to temporary equity	—	—	(3)	—	(3)
Grants of stock options, net of forfeitures—employees	—	—	883	—	883
Grants of stock options, net of forfeitures—non employees	—	—	29	—	29
Exercise of warrants to charity	*—	—	11	—	11
Grants of warrants to lead investors	—	—	1,342	—	1,342
Grants of warrants to charity	—	—	37	—	37
Exercise of stock options	1	—	—	—	1
Exercise of warrants	2	—	—	—	2
Stock dividend	19	—	(19)	—	—
Reverse stock split	(93)	—	93	—	—
Exchange of series B convertible preferred stock for common stock	46	—	11,925	—	11,971
Cashless exercise of warrants to charity	*—	—	*—		*—
Net loss for the year	—	—	—	(9,942)	(9,942)
Balance as of December 31, 2010	54	—	29,774	(30,067)	(239)
Grants of stock options, net of forfeitures—employees	—	—	764	—	764
Grants of stock options, net of forfeitures—non employees	—	—	30	—	30
Exercise of warrants	3	—	—	—	3
Issuance of shares to a consultant	*—	—	46	—	46
Issuance of shares in connection with restructuring of venture loan	3	—	210	—	213
Grants of warrants to charity	—	—	43	—	43
Net loss for the period	—	—	—	(2,613)	(2,613)
Balance as of June 30, 2011	60	—	30,867	(32,680)	(1,753)

*    Consideration for less than $1.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

			Cumulative
			from inception
	Six months ended June 30,		to June 30,
	2011	2010	2011
	U.S.$	U.S.$	U.S.$
Cash flows from operating activities
Net loss	(2,613)	(6,609)	(32,680)
Adjustments to reconcile net cash flows used in operating activities:
Items not affecting cash flows
Depreciation and amortization	38	45	431
Change in deferred tax assets and liabilities	16	(8)	44
Increase (decrease) in accrued severance pay	(179)	—	148
Share-based payment expenses	883	1,817	3,576
Accrued interest expense	98	2,398	2,855
Decrease (increase) in fair value of warrants	(45)	(448)	(997)
Gain on restructuring of venture loan	(963)	—	(963)
Loss on extinguishment of debt	—	—	321
Exchange rate (gains) losses	(24)	(18)	28
Changes in current assets and liabilities
Decrease (increase) in receivables, prepaid expenses and other current assets	(145)	45	(394)
Increase (decrease) in payables and accruals	18	(9)	792
Net cash used in operating activities	(2,916)	(2,787)	(26,839)
Cash flows from investing activities
Acquisition of property and equipment	(28)	(34)	(599)
Decrease in lease deposits	—	—	(9)
Investment in restricted short-term deposits and cash equivalents	(1,031)	2,582	(1,051)
Net cash provided by (used in) investing activities	(1,059)	2,548	(1,659)

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

			Cumulative
			from inception
	Six months ended June 30,		to June 30,
	2011	2010	2011
	U.S.$	U.S.$	U.S.$
Cash flows from financing activities
Receipt of a venture loan	—	—	5,000
Repayment on account of venture loan	(1,034)	(88)	(2,590)
Issuance of common stock and warrants, net	—	9,263	9,263
Issuance of warrants	—	—	1,070
Receipt of convertible loans	—	—	3,976
Issuance of convertible preferred stock	—	—	12,195
Exercise of common stock options and warrants	3	11	17
Net cash provided by (used in) financing activities	(1,031)	9,186	28,931
Effect of exchange rate changes on cash and cash equivalents	6	1	(26)
Increase (decrease) in cash and cash equivalents	(5,000)	8,948	407
Cash and cash equivalents at beginning of period	5,407	744	—
Cash and cash equivalents at end of period	407	9,692	407
Supplemental disclosure of cash flows information
Interest paid	151	199	1,137
Non-cash investing and financing transactions
Conversion of convertible loan into convertible preferred stock	—	—	1,964
Extinguishment of debt		—	321
Discount to the series B convertible preferred stock	—	—	43
Allocation of fair value of loan warrants	—	—	334
Allocation of fair value of conversion warrants	—	1,564	1,564
Exchange of series B convertible preferred stock for common stock	—	11,971	11,971
Exchange of series A convertible preferred stock for common stock	—	24	24
Conversion of bridge notes into common stock	—	2,545	2,545
Amortization of discounts to temporary equity	—	3	21
Issuance of shares in consideration of restructuring of venture loan	213	—	213

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—General

Vringo, Inc. (a Development Stage Company) (the "Parent") was incorporated in Delaware on January 9, 2006 and commenced operations during the first quarter of 2006. The Parent formed a wholly-owned subsidiary, Vringo (Israel) Ltd. (the "Subsidiary") in March 2006, primarily for the purpose of providing research and development services, as detailed in the intercompany service agreement. The Parent and the Subsidiary are collectively referred to herein as the "Company".

The Company is engaged in developing software platforms and applications for mobile phones. The Company provides a variety of mobile video services including a comprehensive platform that allows users to create, download and share video ringtones. The Company's proprietary ringtone platform includes social networking capability and integration with web systems.

The Company is still in the development stage. There is no certainty regarding the Company's ability to complete the development of its products and ensure the success of its marketing. The continuation of the stages of development and the realization of assets related to the planned activities depend on future events, including future financings and achieving operational profitability.

In June 2010, the Company completed an initial public offering (the "IPO") of 2,392,000 units, each containing one share of common stock and two warrants, at an issue price of $4.60 per unit. Each warrant in the IPO unit is exercisable for five years after the IPO at an exercise price of $5.06. Gross proceeds of the IPO totaled approximately $11 million, of which the Company received approximately $9.3 million in net proceeds after deducting underwriting discounts and other offering costs. Immediately prior to the closing of the offering, the Company's outstanding shares of preferred stock were exchanged for shares of common stock and the Company effected a 1 for 6 reverse stock split of its common stock. The Company issued a stock dividend to holders of the preferred stock prior to the split and exchange. All share and per-share information in these consolidated financial statements have been adjusted to give effect to the reverse stock split. On July 27, 2010, the units were separated into their components and the shares and warrants began to trade separately. Upon separation of the units into shares and warrants, the units ceased trading.

There is still significant doubt as to the ability of the Company to continue operating as a "going concern". The Company has incurred significant losses since its inception and expects that it will continue to operate at a net loss in the foreseeable future. For the three and six month periods ended June 30, 2011 and for the cumulative period from inception until June 30, 2011, the Company incurred net losses of $1.5 million, $2.6 million and $32.7 million, respectively. The Company's deficit in stockholders' equity as of June 30, 2011 was $1.8 million.

In July 2011, after the balance sheet date, the Company signed a non-binding Letter of Intent to acquire substantially all the assets, and assume substantially all of the liabilities, of Zlango Ltd. (see Note 8 b). The consummation of the transaction is subject to the signing of a definitive agreement, completion of due diligence investigation and receipt of regulatory and stockholder approval. In addition, during July 2011, the Company raised an aggregate amount of $2.5 million through the issuance of convertible notes in a private placement and intends to seek additional financing. There is no assurance that the subsequent financing will be consummated. Should it not be consummated by January 1, 2012, the convertible notes will be repayable in full, unless earlier converted (see Note 8 c). Based on the above, the Company has sufficient cash to meet planned operating needs into the first quarter of 2012.

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

The high-tech industry in which the Company operates is highly competitive and is characterized by the risks of rapidly changing technologies. Penetration into global markets requires investment of considerable resources and continuous development efforts. The Company's future success depends upon several factors including the technological quality, price and performance of its product relative to those of its competitors.

As of June 30, 2011, approximately $180 thousand of the Company's net liabilities were located outside of the United States.

Vringo, Inc. and Subsidiary
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2—Significant Accounting and Reporting Policies

(a) Basis of presentation

The accompanying consolidated financial statements include the accounts of the Parent and the Subsidiary and are presented in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. GAAP and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2010. The results of operations for the three and six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period.

(b) Development stage enterprise

The Company's principal activities to date have been the research and development of its products and the Company has not generated significant revenues from its planned, principal operations. Accordingly, the Company's financial statements are presented as those of a development stage enterprise.

(c) Translation into U.S. dollars

The currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar ("dollar"). Therefore, the dollar has been determined to be the Company's functional currency.

Transactions in foreign currency (primarily in New Israeli Shekels or "NIS") are recorded at the exchange rate as of the transaction date. All exchange gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected as finance expense in the statement of operations, as they arise.

At June 30, 2011, the exchange rate was U.S. $1 = NIS 3.415 (December 31, 2010—U.S. $1 = NIS 3.549). The average exchange rate for the three and six months ended June 30, 2011 was U.S. $1 = 3.441 NIS and U.S. $1 = 3.521 NIS, respectively (three and six months ended June 30, 2010— U.S. $1 = NIS 3.783 and US $1 = NIS 3.759, respectively).

Vringo, Inc. and Subsidiary
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2—Significant Accounting and Reporting Policies—(cont'd)

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

The fair value of stock options granted to management, employees and directors (except for the $5.50 options granted in 2010 and in 2011) is estimated at the date of grant using the Black-Scholes-Merton option-pricing model, which takes into consideration the share price at the date of grant, the exercise price of the option, the expected life of the option, risk-free interest rate, expected dividend and the expected volatility. The fair value of the stock options granted to management, employees and directors at an exercise price of $5.50 was valued using the Lattice model, which takes into consideration the share price at the date of grant, the exercise price of the option, the expected life of the option, risk free interest rate, expected dividend, and the expected volatility. The Company uses the Lattice option pricing model for the valuation of options that are not plain vanilla that are issued to management, employees and directors.

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

(f) Impact of new accounting standards not yet adopted

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements (ASU 2011-04). The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective beginning January 1, 2012. The Company does not anticipate a material impact on its financial statements upon adoption of the new requirements.

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

The table below presents the computation of basic and diluted net losses per common share:

					Cumulative
					from inception
	Three months ended June 30,		Six months ended June 30,		to June 30,
	2011	2010	2011	2010	2011
Numerator:	(in thousands, except share and per share data)

Net loss attributable to common stock shares (basic and diluted)	(1,504)	(4,612)	(2,613)	(6,609)	(32,680)
Denominator:
Weighted average number of common stock shares outstanding during the period (basic and diluted)	5,756,345	839,332	5,654,929	603,057	1,319,021
Weighted average number of penny stock options and warrants (basic and diluted)	89,393	48,235	129,408	24,117	48,225
Basic and diluted common stock share outstanding	5,845,738	887,567	5,784,337	627,174	1,367,246
Basic and diluted net losses per common stock share	(0.26)	(5.20)	(0.45)	(10.54)	(23.90)

(h) Reclassification
Certain balances have been reclassified to conform to current year presentation.

Vringo, Inc. and Subsidiary
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3—Fair Value Measurements

The Company measures fair value in accordance with ASC 820-10, "Fair Value Measurements and Disclosures" (formerly SFAS 157, Fair Value Measurements). ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, aggregated by the level in the fair-value hierarchy within which those measurements fall:

		Fair value measurement at reporting date using
	June 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Description	U.S.$ thousands
Assets
Cash equivalents	51	51	—	—
Cash equivalents (restricted)	1,051	1,051	—	—
Total assets	1,102	1,102	—	—
Liabilities
Derivative liabilities on account of warrants	1,725	—	—	1,725
Total liabilities	1,725	—	—	1,725

Vringo, Inc. and Subsidiary
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3—Fair Value Measurements—(cont'd)

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

In addition to the above, the Company's financial instruments at June 30, 2011 and December 31, 2010, consisted of cash, accounts receivable, long-term deposits, accrued expenses and the venture loan. The carrying amounts of all the aforementioned financial instruments, approximate fair value, except the venture loan (see below).

The following table summarizes the changes in the Company's liabilities measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2011:

	Level 3
	Special Bridge Warrants	Conversion Warrants	Total
	U.S.$ thousands
Original allocated amount	1,070	—	1,070
Additional allocated amount (upon IPO)	88	1,564	1,652
Fair value adjustment included in statement of operations	(382)	(570)	(952)
Balance at December 31, 2010	776	994	1,770
Fair value adjustment included in statement of operations	172	(217)	(45)
Balance at June 30, 2011	948	777	1,725

Vringo, Inc. and Subsidiary
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3—Fair Value Measurements—(cont'd)

Carrying amounts and the related estimated fair value of the venture loan are as follows: (see also Note 4):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	U.S.$ thousands		U.S.$ thousands
Venture loan	1,051	1,051	3,173	3,317

Note 4—Venture Loan

On June 8, 2011, the Company entered into a Settlement Agreement (the “Agreement”) with the lenders of the venture loan (the "Lenders"), pursuant to which the Lenders agreed to accept less than the full amount owed to them by the Company. As part of the Agreement, the Company immediately repaid $331 thousand, and placed additional $1,051 thousand as collateral into a restricted account. In addition, the Company issued the Lenders 250,000 shares of its common stock, in exchange for 250,000 Senior Lender Warrants, which were cancelled. Subsequent to the balance sheet date, the Company repaid the outstanding balance of its venture loan, using the funds set aside in the restricted account (see Note 8 a).

On the date of the Agreement, subsequent to the repayment of the $331 thousand, the loan balance was recorded down to $1,051 thousand.  The difference between the fair market value of the shares of common stock issued and the fair market value of the cancelled Senior Lender Warrants, amounting to $231 thousand, was recorded in the statement of stockholders’ equity. In addition, the difference between the carrying value of the loan and the total sum of future payments on the loan, including the above mentioned $231 thousand, net of legal fees, resulted in a gain on restructuring of debt, in the total amount of $963 thousand, recorded in the statements of operations. Basic and diluted per share gain on restructuring of venture loan is $0.16.

Note 5—Stockholders' Equity

Stock Options

On January 31, 2011, the Company granted 480 thousand options to purchase shares of common stock to its employees, management and consultants (see below). During the three and six month period ended June 30, 2011, 120 thousand and 234 thousand stock options were forfeited and 20 thousand and 20 thousand stock options were exercised, respectively.

In addition, during the three and six month period ended June 30, 2011, the Company issued 0 and 27 thousand shares of common stock to one of its consultants, respectively. As a result, compensation expense in the total amount of approximately $45 thousand was recorded.

In January 2011, the Company granted warrants to purchase 40 thousand shares of common stock as a charitable donation. 20 thousand of these warrants were granted at an exercise price of $5.50 per share and the remaining 20 thousand at an exercise price of $0.01 per share. The total fair value of approximately $43 thousand was calculated using the Black-Scholes-Merton model, using the following assumptions: stock price of $1.68, expected life of 6 years, risk-free interest rate of 2.38%, expected volatility of 56.41% and no dividend yield. The total fair value of the grant was recorded as an additional share-based payment expense in the six month period ended June 30, 2011. In April 2011, the Company issued 19,862 shares of common stock upon exercise of 20 thousand charitable warrants with an exercise price of $0.01 per share.

As of June 30, 2011, there was approximately $2.5 million of total unrecognized share-based payment costs related to non-vested share-based compensation arrangements granted under the Company’s incentive plans. That cost is expected to be recognized over an estimated 3.25 years period.

Vringo, Inc. and Subsidiary
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5—Stockholders' Equity—(cont'd)

On January 31, 2011, the Company's Board of Directors (the "Board") approved the granting of 216 thousand options to management, employees and consultants at an exercise price of $0.01 per share. These options will vest yearly over three and four year periods (according to the applicable schedule of each optionee). The Board also approved the granting of 264 thousand options at an exercise price of $5.50 to its management, employees and consultants. These options will vest over three and four years (according to the applicable schedule of each optionee).

As of June 30, 2011, there were approximately 11.1 million shares of common stock available for future grants.
The following table summarizes the option activity for the year 2011 to balance sheet date, by grant date:

	No. of options to Employees	No. of options to Non-Employees	Exercise price	Average fair value of granted option
			U.S.$	U.S.$
January 31, 2011	194,000	22,000	0.01	1.67
January 31, 2011	252,500	12,000	5.50	0.42

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

The total fair value of all options granted to non-employees, is calculated using the Black-Scholes-Merton model with an expected life of 2.5-5.75 years, stock price of $1.22, a risk free interest rate of 0.57%-2.01% and an expected volatility of 45.71%-54.41% and no dividend yield.

Vringo, Inc. and Subsidiary
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6—Commitments and Contingencies

Future minimum lease payments under non-cancelable operating leases for office space and cars, as of June 30, 2011, are as follows:

U.S.$
thousands
Year ending December 31,
2011 (six months ending December 31, 2011)	48
2012	55
2013	8
111

Rental expense for operating leases for both office space and cars for the six months ended June 30, 2011 and 2010 was $55 thousand, and $65 thousand, respectively. Rental expense for operating leases for both office space and cars for the three months ended June 30, 2011 and 2010 was $22 thousand, and $39 thousand, respectively.

Note 7—Risks and Uncertainties

(a)
The Company's primary business is to provide video ringtones globally by partnering with international telecommunication carriers. Principal markets targeted are the U.S., Europe and the Far East. The Company's business depends on the technological infrastructures, wireless networks and information systems of its international carrier partners.

(b)
The wireless industry in which the Company conducts its business is characterized by rapid technological changes, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards.

(c)
The Company's data is hosted at a remote location. Although the Company has full alternative site data backed up, they do not have data hosting redundancy and are thus exposed to the business risk of significant service interruptions.

(d)
A significant portion of the Company's expenses are denominated in NIS. The Company expects this level of NIS expenses to continue for the foreseeable future. If the value of the U.S. dollar weakens against the value of NIS, there will be a negative impact on the Company's operating costs. In addition, to the extent the Company holds monetary assets and liabilities that are denominated in currencies other than the U.S. dollar, the Company will be subject to the risk of exchange rate fluctuations.

(e)
In order to continue operating as a going concern the Company needs to raise capital through further debt or equity transactions. The Company is thus exposed to a market risk that it will not be able to raise this capital, as disclosed in Note 1.

Note 8—Subsequent Events

(a)	In July 2011, the Company repaid the outstanding $1,051 thousand balance of its venture loan, using the funds set aside in the restricted account (see Note 4).

(b)
In July 2011, the Company announced that it executed a Letter of Intent ("LOI") to acquire substantially all of the assets, and assume substantially all of the liabilities, including a long-term loan of up to $3 million, of Zlango Ltd., a mobile messaging company ("Zlango"). Under the terms of the LOI, the Company will issue 3 million shares of its common stock and provide Zlango's management with a retention package comprised of options to purchase 250 thousand shares of common stock. Further, as a condition of closing, Zlango’s long-term loan is to be renegotiated to provide a minimum eighteen month principal holiday and a reduced interest rate during the initial eighteen month period, with repayments to begin over the subsequent 48 month period.

(c)
In July 2011, the Company issued convertible notes in a private placement, in the aggregate amount of $2.5 million, primarily to two venture capital firms: Benchmark Capital and DAG Ventures. These venture capital firms may participate in a subsequent financing, following the intended acquisition of Zlango (see Note 8 b). Should the subsequent financing occur, the convertible notes will automatically convert into the same securities as the subsequent financing, except that the conversion price for the convertible notes will be equal to the lower of: (i) the closing price of the Company's common stock on the day the private placement was announced; or (ii) the closing price of the Company's common stock on the closing date; or (iii) a 10% discount to the securities issued in the subsequent financing. Should the subsequent financing not occur by January 1, 2012, then the principal and all accrued but unpaid interest thereon shall be repayable in full to convertible note holders.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in our Annual Report on Form 10-K filed on March 31, 2011. The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

General

We provide comprehensive software platforms and applications that allows users to create, download and share mobile video entertainment content in the form of video ringtones for mobile phones, “ReMixed” video clips from artists and branded content, Fan Loyalty mobile applications for contestant based reality TV shows, as well as social picture ringtone and ringback content. We believe that our service represents the next stage in the evolution of the mobile content and mobile social applications market. We anticipate that the mobile content and service market will begin to migrate from standard audio ringtones and content to high-quality video services, with social networking capability and integration with web systems. We also believe that social network information and updates will begin to be shared regularly when friends regularly communicate by voice and by text. Our video ringtone solutions and other mobile social and video applications, which encompasses a suite of mobile and PC-based tools, enables users to create, download and share video and other social content with ease as part of the normal communication process, and provides our business partners with a consumer-friendly and easy-to-integrate monetization platform.

In addition to our core video ringtone platform we have also developed three new platforms: our Video ReMix Platform that allows users to create their own “mix” combining their own clips together with artist and branded content, our Facetones™ platform that automatically generates a slideshow from social network pictures which provides relevant and social visual enhancement to the Ringtone and the Ringback tone, and our Fan Loyalty platform that allows users to obtain video and video ringtones, view information on reality television stars and vote for contestants. To develop these new platforms, we have leveraged our existing technology, intellectual property and our extensive experience with mobile video. We believe that these new platforms will represent a major component of our business on a going forward basis.

We believe that the mobile content and mobile social services market is fragmented and that there are opportunities to acquire additional assets. We have been focusing on commercializing our core video ringtone service primarily through agreements with mobile carriers and other distribution partners in related areas such as handset manufactures and retailers such as the CarPhone Warehouse. We have launched our Video Ringtone service commercially with five mobile carriers operating in Turkey, Malaysia, United Arab Emirates, Singapore, and the United Kingdom. In addition, we launched a Video ringtone service with RTL, a major television network in Belgium, and with Hungama Digital Media Entertainment ("Hungama"), a content and mobile services aggregator in India. The service with Hungama is being offered to customers of 15 different mobile carriers in India. As of the end of the second quarter, we no longer offer our service commercially in Armenia. As of August 15, 2011, our partners have an aggregate of approximately 700 million subscribers, of which 294,000 are paid subscribers to our service, and another 25,000 subscribers have enrolled on a free-trial basis.

In the first half of 2011, we launched our products and services with Everything Everywhere Limited, a United Kingdom communication company which operates the T–Mobile UK and Orange UK mobile services. With this launch, our video ringtone service is available to over 16 million Orange subscribers in the United Kingdom. We anticipate further integration with T-Mobile for a future release which would make our service directly available to another 14-plus million mobile subscribers in the UK.

We also launched our Video ringtone products and services with StarHub, a mobile carrier in Singapore. Through this new carrier, our video ringtone service will be co-branded by StarHub and made available to its over 2 million customers. Following the termination of our agreement with Avea in Turkey, we signed a deal with Retromedya, a third party service provider there, to offer our service to the customers of all carriers in Turkey. In April 2011, we launched our ringtone service in India with Hungama, which is available to a potential 500 million plus subscribers. We are negotiating with additional mobile carriers in a number of different countries and we expect to continue to scale our video ringtone business with carriers during the remainder of 2011.

Our new platforms – Video ReMix, Facetones™, and Fan Loyalty, have generated a significant portion of second quarter revenues.

Following our first quarter launch of our Video ReMix platform, we continued in the second quarter to partner with Corso Communications and its client Heineken, to deliver a sponsored version of this platform.

In the second quarter, we launched our Facetones™ platform, with a product for Android users together with BlueVia, the new global software developer platform of Telefonica, the largest mobile operator in the Spanish speaking world, and fourth largest globally. Facetones™ will be initially available on Telefonica's Application Store (Mstore) in several global markets. Subsequent to quarter end, Facetones™ was launched in Japan for Android users through the docomo market, a mobile internet portal operated by NTT DOCOMO, INC., the largest mobile phone operator in Japan, with 50+ million customers. Revenue from the Facetones TM platform was earned for development services from Nokia (NYSE: NOK).

In the second quarter, we launched our Fan Loyalty platform by co-branding our fan-loyalty application with Star Academy 8 the largest music competition in the Middle East and Nokia, the world’s largest handset maker. This platform enables users to obtain video content from the show as well as from behind the scenes, retrieve information regarding the show and vote for their favorite contestants. The free app was launched in partnership with Rotana, a diversified media company and the world's largest producer of music and music television in the Middle East, and sponsored by Nokia. The application features exclusive content and fully integrated live voting capabilities for the blockbuster "Star Academy" reality music show, which reaches over 300 million viewers and is available in over 10 countries in the region.

Our applications are monetized not only via carrier relationships, but also through various application stores (“App stores”). We commenced distribution of our apps through Nokia’s Ovi store, Verizon V Cast App Store, Vodafone Shop, Telefonica owned portals as well as the NTT Docomo Market. Our content partnerships include major artists, celebrities and content providers, including EMI, Warner Music, T–Pain, Muhammad Ali Enterprises, Tiesto, Turner, Marvel, Hungama Mobile, RTL and Ingrooves.

In July 2011, we executed a Letter of Intent ("LOI") to acquire substantially all assets and assume practically all liabilities of Zlango Ltd., a mobile messaging company ("Zlango"). We intend to leverage Zlango's rich media messaging services together with our strong portfolio of mobile social and video applications to create a new leader in the mobile social arena. Zlango's technology can effortlessly add icons, themes and images to standard text messages. Zlango provides a set of technology platforms through a managed services environment for enabling rich media messages over the existing mobile text infrastructure. It also offers a platform for premium and syndicated content, as well as user-generated content.

On July 21, 2011, the NYSE Amex (the "Exchange") accepted our plan for regaining compliance with the Exchange's listing standards (the "Plan"). The Plan was submitted on June 23, 2011, in response to a notice received on May 24, 2011 from the Exchange regarding our non-compliance with certain continued listing standards. While we are not yet in compliance with the Exchange's listing standards, with the Exchange's acceptance of the Plan, our listing is now continued under an extension with a target completion date of September 30, 2011. We will continue to provide the Exchange staff with updates relative to the initiatives detailed in the Plan, which calls for us to regain compliance with the Exchange's continued listing standards by September 30, 2011.

Our Business Model

Our business model for our video ringtone platform entails revenue sharing and/or charging fees from our mobile carriers or app store distribution partners primarily using a subscription-based model where users pay a monthly fee for access to the service, as well as, additional fees for access to certain premium content. Some of our products are available for one time purchase fees in app stores. In addition, as in the case of our Video ReMix for Corso/Heineken and our Fan Loyalty platform for the Star Academy service, we have engaged primarily in developing free experiences for consumers in exchange for one-time fees from sponsors. Our Facetones™ product is or will be offered in a variety of business models including monthly subscription services together with operators, as a premium app available for purchase in app stores, and in a free direct to consumer version where we are monetizing by displaying ads at the end of the phone call.

We have launched our various services together with mobile carriers and other partners in Latin America, parts of Europe including the United Kingdom and Spain, Japan, India, Singapore, Turkey, Malaysia, Armenia and the United Arab Emirates. Our mobile carrier partners co-brand our service and help market it to their subscribers. The pricing for subscriptions and content in various countries will vary substantially based on local economic conditions. In general, we aim to sell the monthly subscriptions ranging from $1 to $5 and we expect to generally receive at least 40% of the monthly subscription revenue. We currently monetize our video ringtone service across our existing launches on a blended rate basis of $0.13 per subscriber per month and we intend to increase this rate going forward as we move to more lucrative markets in Europe and North America. We expect that premium content will generally be sold for $1 to $5 per item although this price and the monthly subscription rate may vary substantially by country. Operators usually do not charge us or our users for any data charges associated with using our service or for using the operator's text messaging infrastructure to communicate with our subscribers.

Our Video ReMix Platform allows users to create their own “mix” combining their own clips together with artist and branded content.  Our Facetones™ product creates an automated video slideshow using friends' photos from social networks which is played each time a user makes or receives a call. Facetones™ initially connects with Facebook(R), the world's leading social media site, providing for a significantly enhanced mobile experience for users of social media. Our Fan Loyalty platform allows users to obtain video and video ringtones, view information on reality television stars and vote for contestants.

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

Overview

We are a development stage company. From inception through June 30, 2011, we have raised approximately $28.5 million. These amounts have been used to finance our operations, as until now, we have not yet generated any significant revenues. From inception and until June 30, 2011, we recorded losses of $32.7 million and net cash outflow from operations of $26.8 million.

Our financial statements were prepared using principles applicable to a going concern, which contemplate the realizations of assets and liquidation of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we are not able to continue as a going concern. As of June 30, 2011, we had approximately $0.4 million in cash and cash equivalents. Our average monthly burn rate from operations for the six month period ended June 30, 2011, was approximately $0.5 million. In addition, in order to conserve funds, we underwent resource reductions in the first half of 2011.

In July 2011, we issued convertible notes in a private placement, in the aggregate amount of $2.5 million, primarily to two venture capital firms: Benchmark Capital and DAG Ventures. These venture capital firms may participate in a subsequent financing, following the intended acquisition of Zlango. Should the subsequent financing round occur, the convertible notes will automatically convert into the same securities as the ones issued in the subsequent financing. Should the subsequent financing not occur by January 1, 2012, the principal and all accrued but unpaid interest thereon shall be repayable in full to the holders of the convertible note, unless the notes are converted prior to such time.

A substantial portion of our revenues and anticipated revenues are in dollars and euros, while a significant portion of our expenses, principally salaries and related personnel expenses, are paid in Israeli currency by our subsidiary. As a result, we are exposed to an exchange rate risk if the value of the dollar or euro significantly depreciates vis-à-vis the value of the New Israeli Shekel.

Revenue

We recognize revenue from monthly subscription from carriers, development projects and content sales when all the conditions for revenue recognition are met: (i) persuasive evidence of an arrangement exists, (ii) collection of the fee is probable, (iii) the sales price is fixed and determinable and (iv) delivery has occurred or services have been rendered. Our subscription service arrangements are evidenced by a written document signed by both parties. Our revenues from monthly subscription fees and content purchases are recognized when we have received confirmation from the carrier that the amount is due to us, which provides proof that the services have been rendered, and making collection probable.

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

Cost of revenue

Cost of revenue consists primarily of expenses directly related to providing our service in launched markets. These expenses include the costs associated with production servers serving the end-users, royalty fees for content sales, amortization of prepaid content licenses, the direct costs of billing services and text messaging providers. In addition, cost of revenue includes certain set-up and other direct costs incurred in connection with adjustments made to our products for each individual client.

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

General and administrative expenses

General and administrative expenses include the salary of our finance and administrative personnel, rental costs, legal and accounting fees, insurance, telephone and other office expenses including depreciation and amortization. Following the consummation of our IPO, general and administrative expenses increased significantly as we incurred additional costs of being a public company. These costs include increased legal and accounting costs, additional insurance costs, director compensation and increased share based compensation expenses.

Non-operating expenses (income)

Non-operating expense (income) includes transaction gains (losses) from foreign exchange rate differences, interest on deposits, bank charges and interest and discount amortization expenses on venture loan. In addition, non-operating expense (income) includes gain on restructuring of venture loan in light of the settlement agreement signed June 8, 2011. Fair value adjustments of derivative liabilities on account of the Special Bridge Warrants and the Conversion Warrants, which are highly influenced by our stock price at the period end (measurement date), are recorded in non-operating expense (income).

Income taxes

Our effective tax rate differs from the statutory federal rate primarily due to differences between income and expense recognition prescribed by income tax regulations and generally accepted accounting principles. We utilize different methods and useful lives for depreciating and amortizing property and equipment and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. In addition, our income tax expense has been adjusted for the effect of foreign income from our wholly owned subsidiary. At June 30, 2011, our deferred tax assets generated from our U.S. activities were entirely offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be realized. The deferred tax assets and liabilities generated from our subsidiary's operations are not offset by an allowance, as in our estimation, it is more likely than not to be realized.

Our subsidiary generates net taxable income from services it provides to us. The subsidiary charges us for research and development and certain management services provided to us, plus a profit margin on such costs, which is currently 8%. However, the subsidiary is a "Beneficiary Enterprise" as defined in amendment No. 60 to the Israeli Law for the Encouragement of Capital Investment, 1959, which means that income arising from its approved research and development activities is subject to zero percent tax for a period of two years and a reduced tax rate for the subsequent five years. The subsidiary elected to receive the zero percent tax benefits for the fiscal years of 2007 and 2008. In January 2011, new legislation amending the Investment Law was enacted. According to the amendment, the uniform tax rate applicable to the zone where the production facilities of the subsidiary are located would be 15% in 2011 and 2012, 12.5% in 2013 and 2014, and 12% in 2015 and thereafter. Under the transitory provisions of the new legislation, the subsidiary irrevocably implemented the new law while waiving benefits provided under the current law.

During February 2011, the Israeli tax authorities commenced an audit of the subsidiary's Israeli tax returns for the 2007 through 2009 tax years. To date, the subsidiary has not yet received any findings from the audit by the Israeli tax authorities.

Results of Operations

Three and Six Months ended June 30, 2011 and 2010 and the development stage period (cumulative from inception through June 30, 2011)

Revenue

	Three months Ended June 30,			Six months Ended June 30,			Cumulative from inception to June 30,
	2011	2010	Change	2011	2010	Change	2011
		($ - in thousands)			($ - in thousands)		($ - in thousands)

Revenue	227	44	183	374	74	300	605

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

During the three month period ended June 30, 2011, we recorded revenues of $227 thousand, which represents an increase of $183 thousand (or 416%) from revenues recorded for the three month period ended June 30, 2010. The increase was mainly due to revenue in Malaysia ($78 thousand in the second quarter of 2011, compared to the $15 thousand recorded in the second quarter of 2010), completion of Facetones™ ($50 thousand recognized in the second quarter of 2011) and completion of development of Fan Loyalty application ($45 thousand recognized in the second quarter of 2011).

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

During the six month period ended June 30, 2011, we recorded revenues of $374 thousand, which represents an increase of $300 thousand (or 405%) from revenues recorded for the six month period ended June 30, 2010. The increase was mainly due to revenue in Malaysia ($155 thousand in the first half of 2011, compared to the $25 thousand in the first half of 2010), completion of Facetones™ ($50 thousand recognized in the first half of 2011), completion of development of Fan Loyalty application ($45 thousand recognized in the first half of 2011), delivery of Video ReMix platform ($30 thousand recognized in the first half of 2011), revenue recorded in connection with set-up fees for the new agreement in Singapore ($18 thousand recognized in the first half of 2011).

From Inception Through June 30, 2011

From inception through June 30, 2011, we recorded revenues of $605 thousand, which includes $375 thousand from revenue share subscription services, $100 thousand from one-time setup fees, $50 thousand from Facetones™, 45 thousand from Fan Loyalty application formats, $30 thousand from Video ReMix platform and $5 thousand from applications sold.

We expect to continue to generate a substantial portion of our revenues for the remainder of the year from: (i) Video Remix, Facetones™ and Fan Loyalty application platforms, (ii) revenue-sharing agreements in Malaysia, (iii) services provided in the United Arab Emirates, (iv) agreements with Everything Everywhere Limited and Bango in the UK, (v) recently launched services in India, and (vi) partnership with StarHub in Singapore. Our agreement with Vivacell in Armenia expired on June 30, 2011 and was not renewed.

Cost of Revenue

	Three months Ended June 30,			Six months Ended June 30,			Cumulative from inception to June 30,
	2011	2010	Change	2011	2010	Change	2011
		($ - in thousands)			($ - in thousands)		($ - in thousands)

Cost of revenue	45	34	11	70	67	(15)	281

Our cost of revenue is mainly comprised of cost of services related to the provision of content to end-users and cost of hosted servers needed to support our service in markets where we have launched our product. The increase in cost of revenue recorded during three and six month period ended June 30, 2011, compared with three and six month period ended June 30, 2010, is mainly related to costs incurred in connection with the Fan Loyalty platform integration with Rotana and Video ReMix Platform modifications for Corso. This increase was offset by a decrease in content purchases and related expenses.

We expect that cost of revenue will increase, as we provide more services and content to our users. As some of these costs are fixed irrespective of our revenues, we expect our gross margin to increase, as our revenues increase. We believe that we currently have enough server capacity to service up to two million global users before we need to expand our server capacity. From inception through June 30, 2011, our total cost of revenue was $281 thousand.

Research and Development

	Three months Ended June 30,			Six months Ended June 30,			Cumulative from inception to June 30,
	2011	2010	Change	2011	2010	Change	2011
		($ - in thousands)			($ - in thousands)		($ - in thousands)

Research and development	460	603	(143)	979	1,180	(201)	12,305

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

Research and development expenses decreased from $603 thousand to $460 thousand (-22%) during the three month period ended June 30, 2011, compared to the three month period ended June 30, 2010. The decrease was mainly due to lower salary and compensation expenses (a decrease of $50 thousand compared to the second quarter of 2010), and a decrease in development services provided by subcontractors (a decrease of $32 thousand compared to the second quarter of 2010), as part of the cost saving plan implemented by us.

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

 Research and development expenses decreased from $1,180 thousand to $979 thousand (-17%) during the six month period ended June 30, 2011, compared to the six month period ended June 30, 2010. The decrease is due to lower salary and compensation expenses (a decrease of $170 thousand compared to the first half of 2010) mainly in connection with a separation agreement signed with one of our officers, as part of the cost saving plan implemented by us.

From Inception Through June 30, 2011

From inception through June 30, 2011, research and development expenses amounted to approximately $12.3 million. Of this amount, approximately $8.3 million was attributed to salaries and related expenses, $1.8 million was attributed to sub-contracting and consulting services, $0.8 million was attributed to operating expenses, $0.6 was attributed to overhead and $0.8 million was attributed to patent expenses.

Marketing

	Three months Ended June 30,			Six months Ended June 30,			Cumulative from inception to June 30,
	2011	2010	Change	2011	2010	Change	2011
		($ - in thousands)			($ - in thousands)		($ - in thousands)

Marketing	685	632	53	1,306	1,107	199	10,605

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

Marketing expenses increased from $632 thousand to $685 thousand (8%) during the three month period ended June 30, 2011, compared to the three month period ended June 30, 2010. The increase was mainly due to higher salary and compensation expenses partially because of higher share-based compensation expenses in 2011 and partially because of hiring of our President in the US, whose efforts are focused on marketing and business development.

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

Marketing expenses increased from $1,107 thousand to $1,306 thousand (18%) during the six month period ended June 30, 2011, compared to the six month period ended June 30, 2010. The increase is mainly due to share-based compensation expense (an increase of $139 thousand compared to the first half of 2010), an increase in salary paid in the US which included hiring, of our President in the US (an increase of $18 thousand compared to the first half of 2010) and increase in labor cost due to exchange rate differences (an increase of $48 thousand compared to the first half of 2010).

From Inception Through June 30, 2011

From inception through June 30, 2011, marketing expenses amounted to approximately $10.6 million. Of this amount, approximately $5.5 million was attributed to salaries and related expenses, $2.0 million was attributed to travel and tradeshows, $1.5 million was attributed to sub-contracting and consulting services, $0.9 million was attributed to public relations services and customer acquisition expenses and $0.7 was attributed to overhead expenses.

A significant portion of our marketing activity relates to the launching of services with our global partners and building a pipeline for further agreements. In addition, we conduct direct-to-consumer marketing activities in countries where we have launched our services to build on the efforts of our partners. While we do not expect to invest heavily in direct-to-consumer marketing activities in the future, we do expect an increase in marketing expenses as we continue launching our service in different global markets. In certain markets, our marketing efforts may include hiring local personnel to introduce us to the market and purchasing rights to certain local content. As our market reach grows, we expect our marketing expenses to continue to increase our visibility to potential partners.

General and Administrative

	Three months Ended June 30,			Six months Ended June 30,			Cumulative from inception to June 30,
	2011	2010	Change	2011	2010	Change	2011
		($ - in thousands)			($ - in thousands)		($ - in thousands)

General and administrative	690	504	186	1,355	714	641	6,594

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

General and administrative expenses increased from $504 thousand to $690 thousand (37%) during the three month period ended June 30, 2011, compared to the three month period ended June 30, 2010. The increase was mainly due to higher professional fees connected to being a public company (an increase of $130 thousand compared to the second quarter of 2010) and due to increase in labor cost mainly due to exchange rate differences (an increase of $26 thousand compared to the first half of 2010).

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

General and administrative expenses increased from $714 thousand to $1,355 thousand (90%) during the six month period ended June 30, 2011, compared to the six month period ended June 30, 2010. The increase was mainly due to higher professional fees connected to being a public company (an increase of $332 thousand compared to the first half of 2010) and due to increased share-based compensation and increased cost of labor, mainly due to exchange rate differences (an increase of $286 thousand compared to the first half of 2010).

From Inception Through June 30, 2011

From inception through June 30, 2011, general and administrative expenses totaled approximately $6.6 million. Of this amount, approximately $3.1 million was attributed to salaries and related expenses, $1.1 was attributed to various office expenses, $1.8 million was attributed to professional fees and $0.6 million was attributed to depreciation and amortization.

We expect that our general and administrative expenses will remain stable as they reflect the costs of being a public company. These costs are reflected in increased accounting, legal and insurance costs as well as increased costs related to meeting our obligations under the Sarbanes-Oxley Act. In addition, our general and administrative expenses reflect costs related to merger and acquisition activity.

Non-operating income (expense), Net

	Three months Ended June 30,			Six months Ended June 30,			Cumulative from inception to June 30,
	2011	2010	Change	2011	2010	Change	2011
		($ - in thousands)			($ - in thousands)		($ - in thousands)

Non-operating income (expense), net	175	(2,865)	3,040	767	(3,577)	4,344	(3,427)

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

During the three month period ended June 30, 2011, we recorded non-operating income in the amount of $0.2 million, compared to non-operating expense in the amount of $ 2.9 million recorded in the three month period ended June 30, 2010.

During the three month period ended June 30, 2011, we recorded $1.0 million income in connection with venture loan settlement agreement signed in June 2011. This income was offset by non-operating expenses related to the valuation of the Special Bridge Warrants and the Conversion Warrants, in the amount of $0.7 million. In addition, we recorded a non-operating expense in the total amount of approximately $0.1 million in connection with interest and discount amortization on venture loan.

During the three month period ended June 30, 2010, non-operating expense, net, was primarily due to the recording of the Bridge Notes at their residual value at the closing of the Bridge Financing, pursuant to which we recorded additional interest costs for the Bridge Notes of $0.6 million for the three months ended June 30, 2010. In addition, as a result of the conversion of the Bridge Notes we recorded an additional interest expense of approximately $1.1 million on account of the beneficial conversion feature from the loan and an additional $0.1 million on account of the additional Special Bridge Warrants that were issued to investors in the Bridge Financing. Additional interest expense on account of the loan amortization of $0.1 million in addition to the interest expense recorded for the venture loan was also recorded in this period. In connection with the granting of the Lead Investor Warrants we recorded additional interest expense of $1.3 million. The rise in these expenses was partially offset by the recording of non-operating income of approximately $0.2 million from the adjustment of the fair value of the Special Bridge Warrants as of June 30 and a further $0.3 million adjustment of the fair value of the Conversion Warrants.

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

During the six month period ended June 30, 2011, we recorded a non-operating income in the amount of $0.8 million, compared to a non-operating expense, in the total amount of $ 3.6 million, recorded in the six month period ended June 30, 2010.

During the six month period ended June 30, 2011, we recorded $1.0 million income in connection with the settlement of the venture loan. This income was offset by a non-operating expense in the total amount of approximately $0.2 million recorded in connection with interest on venture loan.

During the first half of 2010, we recorded non-operating expense, net was due primarily to the recording of the Bridge Notes at their residual value at the closing of the Bridge Financing, pursuant to which we recorded additional interest costs for the Bridge Notes of $1.1 million. In addition, as a result of the conversion of the Bridge Notes we recorded an additional interest expense of approximately $1.1 million on account of the beneficial conversion feature from the loan and an additional $0.1 million on account of the additional Special Bridge Warrants that were issued to investors in the Bridge Financing, in addition to the original 795,200 such warrants issued upon the closing of the Bridge Financing. Additional interest expense on account of the loan amortization of $0.1 million in addition to the interest expense recorded for the venture loan was also recorded in this period. In connection with the granting of the lead investor warrants we recorded additional interest expense of $1.3 million. We also recorded approximately $0.1 million of interest expense for the Bridge Notes and approximately $0.2 million of interest expense for the venture loan. The increase in these expenses was partially offset by the recording of non-operating income of approximately $0.2 million from the adjustment of the fair value of the Special Bridge Warrants as of June 30, 2010 and a further $0.2 million adjustment of the fair value of the Conversion Warrants.

From Inception Through June 30, 2011

From inception through June 30, 2011, non-operating expenses totaled approximately $3.4 million. Of this amount, we recorded income from interest on deposits of $0.2 million and interest expense on the venture loan of $1.6 million. In addition, we recorded $0.1 million of debt extinguishment expense related to the Series B Convertible Preferred Stock, $0.2 million of debt extinguishment expenses as a result of the loan modification agreement with SVB/Gold Hill, $1.0 million of additional interest expense as a result of the conversion of the convertible loan, $0.3 million of warrant amortization and $1.1 million of additional interest expense from the Bridge Notes. We also recorded an expense of $1.3 million as additional interest expense for the warrants granted to the lead investors of the Bridge Financing, $1.0 million income in connection with the settlement of the venture loan, and recorded non-operating income of $1.0 million for the adjustment of the fair value of the Special Bridge Warrants and the Conversion Warrants.

We expect that our non-operating expenses in the future will be mainly affected by the adjustments to fair value of the derivative instruments.

Taxes on Income

	Three months Ended June 30,			Six months Ended June 30,			Cumulative from inception to June 30,
	2011	2010	Change	2011	2010	Change	2011
		($ - in thousands)			($ - in thousands)		($ - in thousands)

Taxes on income	26	18	8	44	38	6	73

During the three month period ended June 30, 2011, we recorded income tax expense in the total amount of $26 thousand, which reflects an increase of $8 thousand compared to tax expense of $18 thousand recorded in the three month period ended June 30, 2010. Taxes on income are mainly due to taxable profits generated by our subsidiary as a result of the intercompany cost plus agreement between us and the subsidiary, whereby the subsidiary performs development services for us and is reimbursed for its expenses plus 8%. In addition, during the three and six month period ended June 30, 2011, we recorded income tax expense of $8 thousand and $12 thousand, respectively, in connection with tax withheld at source by our partner in Malaysia.

We expect tax expenses will increase as our subsidiary will continue to profit from the cost plus agreement. However, in the future, under the new legislation, a uniform rate of corporate tax would apply to all qualified income of certain industrial companies, as opposed to the current law's incentives that are limited to income from a "Benefited Enterprise" during their benefits period. According to the amendment, the uniform tax rate applicable to the zone where the production facilities of the subsidiary are located would be 15% in 2011 and 2012, 12.5% in 2013 and 2014, and 12% in 2015 and thereafter.

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

Liquidity and Capital Resources

As of June 30, 2011, we had a cash balance of $0.4 million (excluding restricted cash equivalents of $1.1 million) and $0 million net working capital. The decrease of $5.0 million in our cash balance from December 31, 2010, was mainly due to cash used by us in our business operations ($ 2.9 million), venture loan repayment ($1 million) and the transfer of cash to a restricted account ($1.1 million). As of June 30, 2011, our total deficit in stockholders' equity was $1.8 million mainly due to continued operating deficits from inception to date, and partially due to the classification of the Special Bridge Warrants and the Conversion Warrants as derivative liabilities rather than equity securities.

On June 8, 2011, we entered into a Settlement Agreement (the “Agreement”) with the lenders of the venture loan (the "Lenders"), pursuant to which the Lenders agreed to accept less than the full amount owed to them by us. We immediately repaid $331 thousand to the Lenders, and placed additional $1,051 thousand as collateral into a restricted account. As part of the Agreement, we issued the Lenders 250,000 shares of our common stock, in exchange for 250,000 Senior Lender Warrants, which were cancelled. Subsequent to the balance sheet date, the remaining loan balance in the restricted account was paid off in full using the funds set aside in the restricted account. As of June 30, 2011, a net gain on restructuring of debt, in the total amount of $963 thousand, was recorded in the statements of operations.

In July 2011, we issued convertible notes in a private placement, in the aggregate amount of $2.5 million, primarily to two venture capital firms: Benchmark Capital and DAG Ventures. Following the intended acquisition with Zlango, these venture capital firms may participate in a subsequent financing round. Should the subsequent financing occur the convertible notes will automatically convert into the same securities as the ones issued in the subsequent financing, except that the conversion price for the convertible notes will be equal to the lower of: (i) the closing price of our common stock on the day the private placement was announced; or (ii) the closing price of our common stock on the date the funds were received; or (iii) a 10% discount to the securities issued in the subsequent financing. Should the subsequent financing not occur by January 1, 2012, then the principal and all accrued but unpaid interest thereon shall be repayable in full to the holders of the convertible note, unless the notes are converted prior to such time.

As a result of our private placement financing in July 2011, and the extinguishment of the venture loan, we believe we have sufficient cash to meet our planned operating needs into the first quarter of 2012, based on our current operating expense levels. Should the above mentioned $2.5 million of convertible notes be converted, and a subsequent financing occur, we believe we would have sufficient cash for operations through the end of 2012. Should the subsequent financing not occur, then the principal and all accrued but unpaid interest thereon relating to the recent private placement will be repayable in full to convertible note holders by January 1, 2012, and we would need additional financing, in order to meet our cash flow needs. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. In estimating our expected cash flow, we have considered the current economic climate and our revenue estimations as discussed above.

We anticipate that we will continue to issue equity and/or debt securities as a source of liquidity, when needed, until we generate positive cash flow to support our operations. We cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance our company will dilute existing stockholders' ownership. We cannot guarantee when or if we will ever generate positive cash flow.

Cash flows for the six months ended June 30, 2011 and 2010

	Six month period ended June 30,			Cumulative from inception to June 30,
	2011	2010	Change	2011
	($ - in thousands)
Net cash used in operating activities	(2,916)	(2,787)	(129)	(26,839)
Net cash provided by (used in) investing activities	(1,059)	2,548	(3,607)	(1,659)
Net cash provided by (used in) financing activities	(1,031)	9,186	(10,217)	28,931

Operating activities

During the six month period ended June 30, 2011, net cash used in operating activities totaled $2.9 million. During the six month period ended June 30, 2010, net cash used in operating activities totaled $2.8 million. The increase of $0.1 million used in operating activities was mainly due to higher professional fees connected to being a public company, offset by a reduction in workforce related costs in connection with the cost reduction plan implemented in the first quarter of 2011.

We expect our net cash used in operating activities to remain steady  due to costs related to being a public company. As we move towards greater revenue generation, we expect some of these amounts will be offset by revenue. Since we receive most of our revenues directly from carriers whose payment schedules are generally net 90 days or longer, and our suppliers' payment schedules are generally net 30 days, we do not expect the increase in revenue will initially increase our net cash from operating activities.

Investing activities

During the six month period ended June 30, 2011, net cash used in investing activities totaled $1.1 million. During the six month period ended June 30, 2010, net cash provided by investing activities totaled $2.5 million.

This decrease of $3.6 million provided by investing activities is primarily due to the release of proceeds in the total amount of $2.6 million from the Bridge Financing from escrow in the six month period ended June 20, 2010 and an investment in restricted short term account in the total amount of $1.1 million.

We expect that net cash used in investing activities will increase as we intend to continue to upgrade our computers and software in 2011. Moreover, as our service continues to grow, we will need to increase our server capacity to meet the needs of our customers.

Financing activities

During the six month period ended June 30, 2011, net cash used by financing activities totaled $1.0 million, which relates to the repayment and settlement of the venture loan (refer to Liquidity and Capital Resources section above). During the six months ended June 30, 2010, net cash provided by financing activities totaled $9.2 million, which relates to the net proceeds received as a result of our Initial Public Offering, partially offset by the one-time payment of principal on the Venture Loan (prior to the moratorium on principal payments).Subsequent to quarter end, the remaining portion of the venture loan was repaid in full.

Future operations

We are considering acquisition opportunities at this time and there can be no assurance, however, that any such opportunities may arise, or that any such acquisitions may be consummated. As mentioned above, in July 2011, we signed an LOI to acquire and merge operations with Zlango. We intend to enter into an asset purchase agreement whereby we will acquire substantially all of the assets and assume practically all of the liabilities of Zlango (including assumption of a $3 million loan). Please refer to Note 8 (b) in our financial statements for the period ended June 30, 2011.

We intend to leverage Zlango's rich media messaging services together with our strong portfolio of mobile social and video applications to create a new leader in the mobile social arena. Zlango's technology can effortlessly add icons, themes and images to standard text messages. Zlango provides a set of technology platforms through a managed services environment for enabling rich media messages over the existing mobile text infrastructure. It also offers a platform for premium and syndicated content, as well as user-generated content.

The proposed transaction is subject to the satisfactory completion of due diligence by us, the execution of a definitive agreement, regulatory approval, and the approval of both the boards of directors and stockholders of Vringo and Zlango. The parties intend to complete the transaction as soon as practicable after receiving all necessary approvals.

On June 10, 2011 we entered into a Strategic Cooperation Agreement with m-Wise, Inc., a technology expert in mobile content management and delivery. This Strategic Cooperation Agreement supersedes prior arrangements and proposed transactions including the non-binding Letter of Intent we entered into with m-Wise on March 8, 2011. Under the terms of the Strategic Cooperation Agreement, we agree to cooperate together on projects while retaining our respective intellectual property and independent operations.

Contractual Obligations and Commercial Commitments

The following table sets forth our future contractual obligations and commercial commitments as of June 30, 2011, for each of the next five years and thereafter:

	Payments due by period (in thousands of dollars)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Real estate leases (1)	56	56	—	—	—
Auto leases (2)	54	31	23	—	—
Venture loan (3)	1,051	1,051	—	—	—
Total	1,161	1,138	23	—	—

(1)
We have a non-cancellable operating lease for our subsidiary's offices in Israel for which we pay approximately $6 thousand monthly. This commitment is for the period ending May 31, 2012. We have a non-cancellable operating lease for our offices in New York for which we pay approximately $3 thousand monthly. This commitment is for the period ending August 31, 2011.

(2)
The subsidiary leases three motor vehicles for certain employees with variable commencement and expiration dates. All leases are for a total of 36 months whereby the final three months of the contract have been prepaid. Total monthly expenses for these leases amount to approximately $3 thousand. Expiration dates for the leases are on various dates from November 2013 through December 2013.

(3)	Represents total future principal repayment which was settled in July 2011, after the balance sheet date, as per the venture loan settlement agreement. See Note 1 to these financial statements.

In addition to the abovementioned venture loan, our long term GAAP liabilities include the derivative liabilities on account of warrants, in the total amount of $1,725 thousand and long term provision for severance pay, in the total amount of $181 thousand, made in connection with extended contractual compensation to be paid to our Chief Executive Officer upon the termination of his employment (dependent on certain circumstances), as described in Note 8 to our consolidated financial statements for the year ended December 31, 2010.

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the year ended December 31, 2010, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

Accounting for Stock-based Compensation

We account for stock-based awards under ASC 718, "Compensation—Stock Compensation" (formerly SFAS 123R, "Share-Based Payment"), which requires measurement of compensation cost for stock-based awards at fair value on the date of grant and the recognition of compensation over the service period in which the awards are expected to vest. In addition, for options granted to consultants, FASB ASC 505-50, "Equity-Based Payments to Non Employees" is applied. Under this pronouncement, the measurement date of the option occurs on the earlier of counterparty performance or performance commitment. The grant is revalued at every reporting date until the measurement date. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

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

Valuation of Instruments in Bridge Financing

On December 29, 2009, we consummated a Bridge Financing pursuant to which we issued 5% subordinated convertible promissory notes, ("Bridge Notes"), in the aggregate amount of $2.98 million in a private placement, as well as warrants to purchase 795,200 shares of common stock (the "Special Bridge Warrants") (the "Bridge Financing"). Proceeds from the Bridge Financing were first allocated to the Special Bridge Warrants, which were classified as a derivative liability and recorded at fair value, with the residual amount allocated to the Bridge Notes. The Special Bridge Warrants have down-round protection clauses and their fair value is calculated using the Black-Scholes-Merton model at every reporting period. The assumptions used in the initial calculation were 53% expected volatility, a risk-free interest rate of 1.6%, estimated life of 4.5 years and no dividend yield. The fair value of the common stock was estimated at $2.57. Upon the consummation of the IPO, we issued a further 69,132 Special Bridge Warrants to the holders of the Bridge Notes to reflect the final offering price of the IPO units. These warrants were valued on the date of the IPO by using the Black-Scholes-Merton model. The assumptions used in this calculation were 53% expected volatility, a risk-free interest rate of 1.9%, estimated life of 4.5 years and no dividend yield. The fair value of the common stock was estimated at $2.79. The additional warrants are then adjusted according to the fair value above at the end of each reporting period.

As of June 30, 2011, the Special Bridge Warrants were valued using the Black-Scholes-Merton and the Monte-Carlo models. As the terms of these warrants include a special down-round protection clause, i.e. in a new issuance of common stock at a lower price than the current exercise price, the current exercise price will be lowered to the new issuance price and the number of warrants granted will increase so that the total exercise amount remains as under the original terms (approximately 2.4 million). We estimate 85% probability of such protection being activated in the fourth quarter of 2011. We have estimated the value of the down-round protection using a Monte-Carlo simulation. The following assumptions were used: 47.47% expected volatility, a risk-free interest rate of 1.00%, estimated life of 3.5 years and no dividend yield. The fair value of the common stock was $1.22.

Upon the consummation of the IPO, the Bridge Notes were automatically converted into 864,332 shares of common stock and 1,728,664 warrants (the "Conversion Warrants"). The Conversion Warrants granted to the Bridge Note holders were classified as a derivative long-term liability. The Conversion Warrants have down-round protection clauses, which are not expected to have a material impact, and their fair value is calculated using the Black-Scholes-Merton model at every reporting period. The assumptions used in this calculation for the date of the IPO were 54% expected volatility, a risk-free interest rate of 2.1%, estimated life of 5 years and no dividend yield. The fair value of the common stock was estimated at $2.79.

As of June 30, 2011, the Conversion Warrants were valued using the Black-Scholes-Merton and the Monte-Carlo models. As the terms of these warrants include a down-round protection clause, i.e. in a new issuance of common shares at a lower price than the current exercise price, the current exercise price will be adjusted to the new issuance price. We estimate 85% probability of such protection being activated in the third quarter of 2011. We have estimated the value of the down-round protection using a Monte-Carlo simulation. The following assumptions were used: 47% expected volatility, a risk-free interest rate of 1.28%, estimated life of 3.98 years and no dividend yield. The fair value of the common stock was $1.22.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 30, 2011, we have fully offset our U.S. net deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate U.S. taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. Also, refer to Note 15 of our consolidated financial statements for the year ended December 31, 2010.

ASC 740, "Income Taxes" (formerly FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109"), prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least a "more likely than not" chance of being sustained upon challenge by the respective taxing authorities, which criteria is a matter of significant judgment.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons set forth below.

Our management has identified a material weakness in our disclosure controls and procedures. The weakness primarily relates to insufficient controls and policies in connection with financial reporting and segregation of duties. We are in the process of remediating this material weakness by adopting additional policies and improving our internal controls.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Settlement Agreement, by and between the Company, Silicon Valley Bank, SVB Financial Group and Gold Hill Venture Lending 03, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 14, 2011).

10.2	Pledge and Security Agreement, between the Company and Silicon Valley Bank. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 14, 2011).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of August, 2011.

VRINGO, INC.

By:	/s/ Ellen Cohl
Ellen Cohl
Chief Financial Officer
(Principal Financial Officer)