Form 10-Q
period 2011-09-30
Vringo Inc
filed 2011-11-14
CIK 1410428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34785

VRINGO, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4988129
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

44 W. 28th Street New York, New York	10001
j(Address of Principal Executive Offices)	(Zip Code)

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

As of November 14, 2011, 6,229,362 shares of the registrant's common stock were outstanding.

VRINGO, INC.

Part I — FINANCIAL INFORMATION

Item 1.         Financial Statements.

Vringo, Inc. and Subsidiary
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands except share and per share data)

	September 30, 2011	December 31, 2010
	U.S.$	U.S.$
Current assets
Cash and cash equivalents	1,713	5,407
Short-term deposit (restricted)	—	20
Accounts receivable	279	80
Prepaid expenses and other current assets	92	168

Total current assets	2,084	5,675

Long-term deposit	8	9
Property and equipment, at cost, net of $449 and $393 accumulated depreciation and amortization, as of September 30, 2011 and December 31, 2010, respectively	154	178
Deferred tax assets—long-term	26	27
Total assets	2,272	5,889

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands except share and per share data)

		September 30, 2011	December 31, 2010
	Note	U.S.$	U.S.$
Current liabilities
Deferred short-term tax liabilities, net		55	50
Accounts payable and accrued expenses*		567	421
Accrued employee compensation		270	358
Convertible notes	4	2,447	—
Accrued short-term severance pay		—	178
Current maturities of venture loan	5	—	1,262
Total current liabilities		3,339	2,269
Long-term liabilities
Accrued severance pay		170	178
Venture loan	5	—	1,911
Derivative liabilities on account of warrants	3	2,156	1,770
Total long-term liabilities		2,326	3,859
Commitments and contingencies	7
Deficit in stockholders' equity	6
Preferred stock, $0.01 par value per share; 5,000,000 authorized; none issued and outstanding as of September 30, 2011 and December 31, 2010		—	—
Common stock, $0.01 par value per share 28,000,000 authorized; 6,163,196 and 5,405,080 issued and outstanding as of September 30, 2011 and December 31, 2010 respectively		62	54
Additional paid-in capital		31,275	29,774
Deficit accumulated during the development stage		(34,730)	(30,067)
Total deficit in stockholders' equity		(3,393)	(239)
Total liabilities and deficit in stockholders' equity		2,272	5,889

*	Amounts recorded as of September 30, 2011 and December 31, 2010, include $2 and $20 to a related party, respectively.

The accompanying notes form an integral part of these consolidated financial statements.

 Vringo, Inc. and Subsidiary
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,		Cumulative from inception to September 30,
	2011	2010	2011	2010	2011
	U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Revenue	182	54	556	128	787

Costs and Expenses*
Cost of revenue	35	64	105	131	316
Research and development	480	668	1,459	1,848	12,825
Marketing	463	517	1,769	1,624	11,079
General and administrative	721	478	2,076	1,192	7,264
Total operating expenses	1,699	1, 727	5,409	4,795	31,484
Operating loss	(1,517)	(1, 673)	(4,853)	(4,667)	(30,697)

Non-operating income	4	3	8	12	475
Non-operating expenses	(26)	(27)	(44)	(52)	(204)
Interest and amortization of debt discount expense	(40)	(155)	(267)	(4,164)	(5,399)
Gain (loss) on revaluation of warrants	(431)	(966)	(386)	(518)	566
Gain on restructuring of venture loan	—	—	963	—	963
Loss on extinguishment of debt	—	—	—	—	(321)

Loss before taxes on income	(2,010)	(2,818)	(4,579)	(9,389)	(34,617)
Income tax expense	(40)	(14)	(84)	(52)	(113)

Net loss	(2,050)	(2,832)	(4,663)	(9,441)	(34,730)
Basic and diluted net loss per common share	(0.32)	(0.51)	(0.78)	(4.15)	(25.27)

Weighted average number of shares used in computing basic and dilutive net loss per common share	6,362,046	5,574,992	5,969,225	2,276,447	1,374,461

*
The amount recorded for the three and nine months ending September 30, 2011 and 2010 and the cumulative period from inception include $49, $211, $154, $325 and $1,262, respectively, to related parties.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary
(a Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
 (in thousands)

	Common stock	Series A convertible preferred stock	Additional paid-in capital	Deficit accumulated during the development stage	Total
	U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Balance as of January 9, 2006 (inception)	—	—	—	—	—
Issuance of common stock	*—	—	—	—	*—
Issuance of series A convertible preferred stock, net of issuance costs of $33	—	*—	2,321	—	2,321
Stock dividend	20	24	(44)	—	—
Grants of stock options, net of forfeitures—employees	—	—	7	—	7
Grants of stock options, net of forfeitures—non employees	—	—	4	—	4
Net loss for the period	—	—	—	(1,481)	(1,481)
Balance as of December 31, 2006 (Audited)	20	24	2,288	(1,481)	851
Issuance of common stock as part of conversion of convertible loan	2	—	138	—	140
Discounts to temporary equity	—	—	43	—	43
Amortization of discounts to temporary equity	—	—	(4)	—	(4)
Grants of stock options, net of forfeitures—employees	—	—	98	—	98
Grants of stock options, net of forfeitures—non employees	—	—	15	—	15
Net loss for the year	—	—	—	(5,163)	(5,163)
Balance as of December 31, 2007 (Audited)	22	24	2,578	(6,644)	(4,020)
Issuance of warrants	—	—	360	—	360
Amortization of discounts to temporary equity	—	—	(7)	—	(7)
Grants of stock options, net of forfeitures—employees	—	—	18	—	18
Grants of stock options, net of forfeitures—non employees	—	—	11	—	11
Net loss for the year	—	—	—	(7,332)	(7,332)

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary
(a Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Common stock	Series A convertible preferred stock	Additional paid-in capital	Deficit accumulated during the development stage	Total
	U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Balance as of December 31, 2008 (Audited)	22	24	2,960	(13,976)	(10,970)
Issuance of warrants	—	—	60	—	60
Loan modification	—	—	500	—	500
Amortization of discounts to temporary equity	—	—	(7)	—	(7)
Grants of stock options, net of forfeitures—employees	—	—	178	—	178
Grants of stock options, net of forfeiture—non employees	—	—	10	—	10
Net loss for the year	—	—	—	(6,149)	(6,149)
Balance as of December 31, 2009 (Audited)	22	24	3,701	(20,125)	(16,378)
Issuance of common stock, net of issuance costs of $1,768	24	—	9,239	—	9,263
Exchange of series A convertible preferred stock for common stock	24	(24)	—	—	—
Conversion of Bridge notes	9	—	2,536	—	2,545
Amortization of discounts to temporary equity	—	—	(3)	—	(3)
Grants of stock options, net of forfeitures—employees	—	—	883	—	883
Grants of stock options, net of forfeitures—non employees	—	—	29	—	29
Exercise of warrants to charity	*—	—	11	—	11
Grants of warrants to lead investors	—	—	1,342	—	1,342
Grants of warrants to charity	—	—	37	—	37
Exercise of stock options	1	—	—	—	1
Exercise of warrants	2	—	—	—	2
Stock dividend	19	—	(19)	—	—
Reverse stock split	(93)	—	93	—	—
Exchange of series B convertible preferred stock for common stock	46	—	11,925	—	11,971
Cashless exercise of warrants to charity	*—	—	*—		*—
Net loss for the year	—	—	—	(9,942)	(9,942)
Balance as of December 31, 2010 (Audited)	54	—	29,774	(30,067)	(239)
Grants of stock options, net of forfeitures—employees	—	—	1,042	—	1,042
Grants of stock options, net of forfeitures—non employees	—	—	47	—	47
Exercise of warrants	3	—	—	—	3
Issuance of shares to a consultant	*—	—	70	—	70
Issuance of shares in connection with restructuring of venture loan	3	—	210	—	213
Grants of warrants to charity	*—	—	43	—	43
Exercise of stock options	2	—	—	—	2
Beneficial conversion feature recorded in connection with convertible notes payable	—	—	89	—	89
Net loss for the period	—	—	—	(4,663)	(4,663)
Balance as of September 30, 2011 (Unaudited)	62	—	31,275	(34,730)	(3,393)

*    Consideration for less than $1.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

			Cumulative
			from inception
	Nine months ended September 30,		to September 30,
	2011	2010	2011
	U.S.$	U.S.$	U.S.$
Cash flows from operating activities
Net loss	(4,663)	(9,441)	(34,730)
Adjustments to reconcile net cash flows used in operating activities:
Items not affecting cash flows
Depreciation and amortization	56	66	449
Change in deferred tax assets and liabilities	6	(3)	34
Increase (decrease) in accrued severance pay	(179)	—	148
Share-based payment expenses	1,202	2,108	3,895
Accrued interest expense	98	2,457	2,855
Loss (gain) on revaluation of warrants	386	518	(566)
Gain on restructuring of venture loan	(963)	—	(963)
Loss on extinguishment of debt	—	—	321
Amortization of discount in connection with convertible notes	36	—	36
Exchange rate (gains) losses	6	(26)	58
Changes in current assets and liabilities
Increase in receivables, prepaid expenses and other current assets	(122)	(116)	(371)
Increase (decrease) in payables and accruals	43	(297)	817
Net cash used in operating activities	(4,094)	(4,734)	(28,017)
Cash flows from investing activities
Acquisition of property and equipment	(32)	(68)	(603)
Decrease (increase) in lease deposits	1	3	(8)
Proceeds from (investment in) restricted short-term deposits	—	2,582	(20)
Net cash provided by (used in) investing activities	(31)	2,517	(631)

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

			Cumulative
			from inception
	Nine months ended September 30,		to September 30,
	2011	2010	2011
	U.S.$	U.S.$	U.S.$
Cash flows from financing activities
Receipt of venture loan	—	—	5,000
Receipt of convertible notes	2,500	—	2,500
Repayment on account of venture loan	(2,085)	(418)	(3,641)
Issuance of common stock and warrants, net	—	9,263	9,263
Issuance of warrants	—	—	1,070
Receipt of convertible loans	—	—	3,976
Issuance of convertible preferred stock	—	—	12,195
Exercise of common stock options and warrants	5	11	19
Net cash provided by financing activities	420	8,856	30,382
Effect of exchange rate changes on cash and cash equivalents	11	11	(21)
Increase (decrease) in cash and cash equivalents	(3,694)	6,650	1,713
Cash and cash equivalents at beginning of period	5,407	744	—
Cash and cash equivalents at end of period	1,713	7,394	1,713
Supplemental disclosure of cash flows information
Interest paid	151	348	1,137
Non-cash investing and financing transactions
Conversion of convertible loan into convertible preferred stock	—	—	1,964
Extinguishment of debt		—	321
Discount to the series B convertible preferred stock	—	—	43
Allocation of fair value of loan warrants	—	—	334
Allocation of fair value of conversion warrants	—	1,564	1,564
Exchange of series B convertible preferred stock for common stock	—	11,971	11,971
Exchange of series A convertible preferred stock for common stock	—	24	24
Conversion of bridge notes into common stock	—	2,545	2,545
Amortization of discounts to temporary equity	—	3	21
Issuance of shares in consideration of restructuring of venture loan	213	—	213
Beneficial conversion feature recorded in connection with convertible notes	89	—	89

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

There is still significant doubt as to the ability of the Company to continue operating as a "going concern". The Company has incurred significant losses since its inception and expects that it will continue to operate at a net loss in the foreseeable future. For the three and nine month periods ended September 30, 2011 and for the cumulative period from inception until September 30, 2011, the Company incurred net losses of $2.0 million, $4.7 million and $34.7 million, respectively. The Company's deficit in stockholders' equity as of September 30, 2011 was $3.4 million.

In July 2011, the Company raised an aggregate amount of $2.5 million through the issuance of convertible notes (“Convertible Notes”) in a private placement and intends to seek additional financing (see Note 4). In November 2011, the Company filed a preliminary proxy statement to obtain stockholder approval of the shares issuable in the private placement and the additional financing pursuant to section 713 of the NYSE Amex rules, since such shares in the aggregate are in excess of 19.99% of the Company’s outstanding common stock (see Note 9b). There is no assurance that the subsequent financing will be consummated. Should the subsequent financing be consummated and the Convertible Notes be converted, the Company believes it would have sufficient funds to meet planned operating needs at least into the second quarter of 2012. Should the subsequent financing not be consummated by January 1, 2012 and the Convertible Notes are voluntarily converted before such date, the Company believes it would then have sufficient funds to meet planned operating needs only into the first quarter of 2012. Should the subsequent financing not be consummated by January 1, 2012 and the Convertible Notes have not been voluntarily converted before such date, the Convertible Notes and the accrued interest thereon will become due and payable. The Company does not currently have sufficient funds to repay the Convertible Notes and the accrued interest due upon maturity. The Company is exploring further opportunities, including acquisitions, to raise funds necessary to ensure that the Company is a going concern. There can be no assurance, however, that any such opportunities will materialize.

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

As of September 30, 2011, approximately $397 thousand of the Company's net assets were located outside of the United States.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. GAAP and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2010. The results of operations for the three and nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period.

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

At September 30, 2011, the exchange rate was U.S. $1 = NIS 3.712 (December 31, 2010—U.S. $1 = NIS 3.549). The average exchange rate for the three and nine months ended September 30, 2011 was U.S. $1 = 3.548 NIS and U.S. $1 = 3.530 NIS, respectively (three and nine months ended September 30, 2010— U.S. $1 = NIS 3.794 and U.S. $1 = NIS 3.778, respectively).

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

The fair value of stock options granted to consultants is estimated at the date of grant using the Black-Scholes-Merton option-pricing model. In cases where no measurement date has been reached nor is there a counter-party performance commitment, the options are revalued at the reporting date. The options are valued using the share price, the exercise price of the option, the expected life of the option, risk-free interest rates and the expected volatility, at the reporting period date.

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

The table below presents the computation of basic and diluted net losses per common share:

					Cumulative
					from inception
	Three months ended September 30,		Nine months ended September 30,		to September 30,
	2011	2010	2011	2010	2011
Numerator:	(in thousands, except share and per share data)

Net loss attributable to common stock shares (basic and diluted)	(2,050)	(2,832)	(4,663)	(9,441)	(34,730)
Denominator:
Weighted average number of common stock shares outstanding during the period (basic and diluted)	6,133,530	5,092,278	5,816,215	2,099,464	1,319,796
Weighted average number of penny stock options and warrants (basic and diluted)	228,516	482,714	153,010	176,983	54,665
Basic and diluted common stock share outstanding	6,362,046	5,574,992	5,969,225	2,276,447	1,374,461
Basic and diluted net losses per common stock share	(0.32)	(0.51)	(0.78)	(4.15)	(25.27)

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

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company measures its cash equivalents, Special Bridge Warrants and Conversion Warrants at fair value. Cash equivalents are classified within Level 1 because they are valued using quoted active market prices. The Special Bridge Warrants and Conversion Warrants are classified within Level 3 because they are valued using the Black-Scholes-Merton and the Monte-Carlo  models (as these warrants include a down-round protection clause, see Note 4) which utilize significant inputs that are unobservable in the market such as the expected stock price volatility, dividend yield, probability and timing of the down-round being triggered and the remaining period of time the warrants will be outstanding before they expire.

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, aggregated by the level in the fair-value hierarchy within which those measurements fall:

		Fair value measurement at reporting date using
	September 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Description	U.S.$ thousands
Liabilities
Derivative liabilities on account of warrants	2,156	—	—	2,156
Total liabilities	2,156	—	—	2,156

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

In addition to the above, the Company's financial instruments at September 30, 2011 and December 31, 2010, consisted of cash, accounts receivable, long-term deposits, accrued expenses, Convertible Notes (September 30, 2011, only) and the venture loan (December 31, 2010, only). The carrying amounts of all the aforementioned financial instruments, approximate fair value, except the venture loan (see below).

The following table summarizes the changes in the Company's liabilities measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2011:

	Level 3
	Special Bridge Warrants	Conversion Warrants	Total
	U.S.$ thousands
Original allocated amount	1,070	—	1,070
Additional allocated amount (upon IPO)	88	1,564	1,652
Fair value adjustment included in statement of operations	(382)	(570)	(952)
Balance at December 31, 2010	776	994	1,770
Fair value adjustment included in statement of operations	556	(170)	386
Balance at September 30, 2011	1,332	824	2,156

Vringo, Inc. and Subsidiary
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3—Fair Value Measurements—(cont'd)

Carrying amounts and the related estimated fair value of the venture loan are as follows (see also Note 5):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	U.S.$ thousands		U.S.$ thousands
Venture loan	—	—	3,173	3,317

Note 4—Convertible Notes

In July, 2011, the Company entered into agreements (“Securities Purchase Agreements”) with selected accredited investors (the “Purchasers”) to sell and issue Convertible Notes in the aggregate amount of $2.5 million.  The Convertible Notes mature on January 1, 2012 (the “Maturity Date”) unless earlier converted, and bear interest at a rate of 1.25% per annum. Interest on the Convertible Notes is due on the Maturity Date unless earlier converted. The Company’s obligations under the Convertible Notes are secured by a security interest in all of the Company’s assets, including a pledge over the shares of its wholly-owned subsidiary, pursuant to the Security Purchase Agreements.

The Convertible Notes are convertible into shares of common stock at a conversion price equal to the lower of (i) the closing price of the Company’s common stock on the announcement date of the note offering, (ii) the closing price of the Company’s common stock on the closing date of the note offering and (iii) a ten percent (10%) discount to the price at which the securities are sold in the new stock offering (see Note 9b).

Should the Company consummate a future stock offering, such as the one described in Note 9b, the Convertible Notes and any accrued interest would automatically convert into the same securities and contain the same terms (other than the conversion price, which is set forth above) as in the subsequent stock offering. In addition, the holders of the Convertible Notes may voluntarily convert the Convertible Notes and any accrued interest into shares of our common stock at any time at a conversion price equal to the lower of (i) and (ii) above.

The conversion of the Convertible Notes would trigger anti-dilution provisions in certain of our outstanding warrants, which would decrease the exercise price of these warrants to the conversion price of the Convertible Notes and require that the Company increase the number of shares issuable under certain of the warrants. Specifically, the exercise prices of the outstanding Special Bridge Warrants to purchase 864,332 shares of common stock at an exercise price of $2.75 per share and Conversion Warrants to purchase 1,728,664 shares of common stock at an exercise price of $5.06 per share would be reduced to the conversion price of the Convertible Notes. In addition, the Company would be required to issue additional Special Bridge Warrants at the reduced exercise price. The issuances would have a dilutive impact on the Company’s earnings (losses) per share in future periods and could result in a decline in the market price of the Company’s common stock.

The Convertible Notes contain certain covenants and restrictions, including, among others, that, for so long as the Convertible Notes are outstanding, the Company will not pay any dividends or distributions, permit any liens on its property or assets or enter into merger or acquisition or sell all or substantially all of its assets, subject to certain exceptions. Events of default under the Convertible Notes include, among others, payment defaults, transfer of a substantial portion of the Company’s assets and certain bankruptcy-type events involving the Company or its subsidiary. Upon an event of default, all obligations under the Convertible Notes would become due and payable and the interest rate would increase to 4.25%.

As of the date of the issuance of the Convertible Notes, an amount of $89 thousand was allocated to additional paid-in capital in respect of the beneficial conversion feature, with a corresponding discount to the Convertible Notes, to be amortized as interest expense over the repayment period of the Convertible Notes. Amortization expenses for the three and nine months ended September 30, 2011 amounted to $36 thousand.

	Convertible Notes	Discount	Total
	U.S.$ thousands
Original allocated amount	2,500	(89)	2,411
Amortization of discount, included in statement of operations	—	36	36
Balance at September 30, 2011	2,500	(53)	2,447

Note 5—Venture Loan

On June 8, 2011, the Company entered into a Settlement Agreement (the “Agreement”) with the lenders of the venture loan (the "Lenders"), pursuant to which the Lenders agreed to accept less than the full amount owed to them by the Company. As part of the Agreement, the Company immediately repaid $331 thousand, and placed an additional $1,051 thousand as collateral into a restricted account. In addition, the Company issued the Lenders 250,000 shares of its common stock, in exchange for 250,000 Senior Lender Warrants, which were cancelled. In July 2011, the Company repaid the outstanding $1,051 thousand balance of its venture loan, using the funds set aside in the restricted account.

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

Note 6—Stockholders' Equity

Stock Options

On January 31, 2011, the Company granted 480 thousand options to purchase shares of common stock to its employees, management and consultants (see below).

During the three and nine month period ended September 30, 2011, 78 thousand and 314 thousand stock options were forfeited and 200 thousand and 220 thousand stock options were exercised, respectively. In addition, during the three and nine month period ended September 30, 2011, the Company issued 24 thousand and 51 thousand shares of common stock to its consultants, respectively, as a result, compensation expense in the total amount of approximately $24 and $70 thousand was recorded.

In January 2011, the Company granted warrants to purchase 40 thousand shares of common stock as a charitable donation. 20 thousand of these warrants were granted at an exercise price of $5.50 per share and the remaining 20 thousand at an exercise price of $0.01 per share. The total fair value of approximately $43 thousand was calculated using the Black-Scholes-Merton model, using the following assumptions: stock price of $1.68, expected life of 6 years, risk-free interest rate of 2.38%, expected volatility of 56.41% and no dividend yield. The total fair value of the grant was recorded as an additional share-based payment expense in the nine month period ended September 30, 2011. In April 2011, the Company issued 19,862 shares of common stock upon exercise of 20 thousand charitable warrants with an exercise price of $0.01 per share.

As of September 30, 2011, there was approximately $2.1 million of total unrecognized share-based payment costs related to non-vested share-based compensation arrangements granted under the Company’s incentive plans. That cost is expected to be recognized over an estimated 3 years period.

Vringo, Inc. and Subsidiary
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6—Stockholders' Equity—(cont'd)

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

As of September 30, 2011, there were approximately 11 million shares of common stock available for future grants.

The following table summarizes the option activity for the year 2011 to balance sheet date, by grant date:

	No. of options granted to Employees	No. of options granted to Non-Employees	Exercise price	Average fair value of granted option
			U.S.$	U.S.$
January 31, 2011	194,000	22,000	0.01	1.67
January 31, 2011	252,500	12,000	5.50	0.42
June 16, 2011	—	14,000	0.01	1.53
September 1, 2011	—	10,000	0.01	1.38

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

The total fair value of all options granted to non-employees, is calculated using the Black-Scholes-Merton model with an expected life of 2.25-6.00 years, stock price of $1.42, a risk free interest rate of 0.31%-1.94% and an expected volatility of 49.73%-57.38% and no dividend yield.

Vringo, Inc. and Subsidiary
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7—Commitments and Contingencies

Future minimum lease payments under non-cancelable operating leases for office space and cars, as of September 30, 2011, are as follows:

U.S.$
thousands
Year ending December 31,
2011 (three months ending December 31, 2011)	26
2012	55
2013	8
89

Rental expense for operating leases for both office space and cars for the nine months ended September 30, 2011 and 2010 was $128 thousand, and $122 thousand, respectively. Rental expense for operating leases for both office space and cars for the three months ended September 30, 2011 and 2010 was $38 thousand, and $37 thousand, respectively.

Note 8—Risks and Uncertainties

(a)
In order to continue operating as a going concern, the Company needs to raise capital through further debt or equity transactions. The Company is thus exposed to a market risk that it will not be able to raise this capital, as disclosed in Note 1.

(b)
In order for the Company to raise capital through equity or equity-linked transactions, stockholder approval is required to enable the Company to issue more than 19.99% of its outstanding shares of common stock pursuant to the rules and regulations of the NYSE Amex. Should stockholders not approve such issuances, the Company’s sole means to raise capital would be through debt, which could have a material adverse effect on the Company’s balance sheet and overall financial condition. The Company’s inability to issue adequate shares for full conversion of the Convertible Notes (see Note 4) may require the Company to utilize cash to repay the $2.5 million of principal and accrued interest due under the note offering by January 1, 2012, which would reduce the amount of cash available to the Company to operate its business. The Company does not currently have sufficient funds in cash to repay the Convertible Notes. In addition, without stockholder’s approval, the Company would not be able to consummate the new stock offering (see Note 9b) and will be required to return all related funds deposited by investors.

(c)
The wireless industry in which the Company conducts its business is characterized by rapid technological changes, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards.

(d)
The Company's video ringtone data is hosted at a remote location. Although the Company has full alternative site data backed up, it does not have data hosting redundancy and are thus exposed to the business risk of significant service interruptions to its video ringtone service.

(e)
The Company’s Facetones™ application creates automated video slideshow using friends' photos from social media web sites, primarily from Facebook®, the world's leading social media site. In the event Facebook® prohibits or restricts the ability of the Company’s application to access photos on its site, the Company’s revenue from this application and projected growth could be harmed.

(f)
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

Note 9—Subsequent Events

(a)
On October 4, 2011, the Company announced a Cooperation Agreement with Zlango Ltd., a mobile messaging company ("Zlango"). Under the terms of the Cooperation Agreement, the parties agreed to cooperate on projects while retaining their respective intellectual property and independent operations.  The Cooperation Agreement supersedes prior arrangements and proposed transactions between the companies, including the non-binding Letter of Intent ("LOI") entered into between the parties announced on July 25, 2011, pursuant to which the Company agreed to acquire and merge operations with Zlango, subject to certain conditions, which the parties have agreed to terminate.

(b)
On November 1, 2011, the Company filed a preliminary proxy statement with the SEC to commence a new stock offering with selected accredited investors to purchase shares of the Company’s common stock at an offering price equal to 80% of the price of the Company’s common stock on the date offering amounts are funded. The funds for the new stock offering will remain in an escrow account, pending stockholder approval (see Note 8b) to issue shares of common stock in excess of 19.99% of current shares outstanding  in connection with this new stock offering and in connection with the conversion of the Convertible Notes (see Note 4). In the event stockholders fail to approve the issuance of common stock, the funds will be returned to their owners.

(c)
On November 11, 2011 the Company announced an agreement with ZTE Corporation, the largest handset maker in China and fourth-largest globally, to preload Facetones™ application on Android handsets, manufactured by ZTE.  These handsets will be sold via mobile phone operators and through various OEM contracts to brand name handset manufacturers.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included herein and in our Annual Report on Form 10-K filed on March 31, 2011. The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide a range of software products for mobile video entertainment, personalization and mobile social applications. Our comprehensive software platforms include applications that allows users to: (i) create, download and share mobile video entertainment content in the form of video ringtones for mobile phones, (ii) create social picture ringtone and ringback content in the form of animated slideshows sourced from friends’ social networks, (iii) create ReMixed video clips from artists and branded content, and (iv) utilize Fan Loyalty mobile applications for contestant based reality TV shows. We believe that our services represent the next stage in the evolution of the mobile content and mobile social applications market. We anticipate that the mobile content and service market will begin to migrate from standard audio ringtones and content to high-quality video services, with social networking capability and integration with web systems. We also believe that social network information and updates will be shared regularly when friends regularly communicate by voice and by text. Our video ringtone solutions and other mobile social and video applications, which encompasses a suite of mobile and PC-based tools, enables users to create, download and share video and other social content with ease as part of the normal communication process, and provides our business partners with a consumer-friendly and easy-to-integrate monetization platform.

To date, we have developed four different mobile video, personalization and mobile social application platforms:

•	Video Ringtones - our original product platform that allows users to create, download and share mobile entertainment content in the form of video ringtones for mobile phones;

•	Facetones™ - a visual ringtone experience based on social network pictures from a user’s friends;

•	Video ReMix - an application that allows a user to create his or her own music video by tapping on a smartphone or tablet, in partnership with music artists and brands; and

•	Fan Loyalty - a platform that allows users to obtain video and video ringtones, view information on certain reality television series and stars and vote for contestants.

Over the past year, Vringo developed the three new product platforms in addition to our core Video Ringtone platform.  To develop these new platforms, we have leveraged our existing technology, intellectual property and our extensive experience with mobile video, personalization and social applications. We believe that these new platforms will represent a major component of our business going forward.

We were incorporated in January 2006 and are still a development stage company. Our principal executive offices are located in New York, New York and we have a subsidiary, Vringo (Israel) Ltd., located in Bet-Shemesh, Israel.

On July 21, 2011, the NYSE Amex (the "Exchange") accepted our plan for regaining compliance with the Exchange's listing standards (the "Plan"). The Plan was submitted on September 23, 2011, in response to a notice received on May 24, 2011 from the Exchange regarding our non-compliance with certain continued listing standards. While we are not yet in compliance with the Exchange's listing standards, with the Exchange's acceptance of the Plan, our listing is now continued under an extension with a target completion date of December 31, 2011. We continue to provide the Exchange staff with updates relating to the initiatives detailed in the Plan. While the NYSE has not initiated delisting proceedings, there is no assurance that it will not do so in the future.

The continuation of our business is dependent upon us raising additional funding. We believe that current cash levels will be sufficient to support our activity into the first quarter of 2012. Should the planned subsequent financing be consummated, we believe cash levels will be sufficient to support our activities at least into the second quarter of 2012.  However, if we are required to repay our Convertible Notes in full on January 1, 2012, we do not currently  have sufficient funds to repay the Convertible Notes.  We are exploring further opportunities, including acquisitions, to raise funds necessary to ensure that we are a going concern. There can be no assurance, however, that any such opportunities will materialize.  The issuance of additional equity securities by us could result in a substantial dilution to our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Business Overview

Since inception through the close of the third quarter 2011, we have generated only $787 thousand in revenues, which includes: $497 thousand from revenue-share subscription services, $109 thousand from one-time setup fees, $98 thousand from Facetones™, $45 thousand from Fan Loyalty application formats, and $30 thousand from Video ReMix platform. From inception and until September 30, 2011, we recorded losses of $34.7 million and net cash outflow from operations of $28 million. We believe that current cash levels will be sufficient to support our activities into the first quarter of 2012. Should the planned subsequent financing be consummated, we believe cash levels will be sufficient to support our activities at least into the second quarter of 2012. Should the subsequent financing not be consummated by January 1, 2012 and the Convertible Notes have not been voluntarily converted before such date, the Convertible Notes and the accrued interest thereon will become due and payable. We do not currently have sufficient funds to repay the Convertible Notes and the accrued interest due upon maturity (see Liquidity and Capital Resources section below). We are exploring further opportunities, including acquisitions, to raise funds necessary to ensure that we are a going concern. There can be no assurance, however, that any such opportunities will materialize.  The continuation of our business is dependent upon us raising additional financing. The issuance of additional equity securities by us is subject to shareholder approval, and could result in a substantial dilution to our current stockholders. All of our audited consolidated financial statements since inception have contained a going concern reference by our auditors, which means that our auditors have substantial doubt about our ability to continue as a going concern.

Our video ringtone platform was our initial product focus since inception. We believe that our comprehensive video ringtone service represents the next stage in the evolution of the ringtone market from standard audio ringtones to high-quality video ringtones, with social networking capability and integration with web systems. Our solution, which encompasses a suite of mobile and PC-based tools, enables users to create, download and share video ringtones with ease. Our solution, furthermore, provides our business partners with a consumer-friendly and easy-to-integrate monetization platform. This platform combines a downloadable mobile application which works on multiple operating systems and over 400 mobile handsets, a WAP site, which is a simplified website accessible by a user on a mobile phone, and a website, together with a robust content integration, management and distribution system. As part of providing a complete end-to-end video ringtone platform, we have amassed a library of over 12,000 video ringtones that we provide for our users in various territories. Certain portions of this library are geographically restricted. We also have developed substantial tools for users to create their own video ringtones and for mobile carriers and other partners to include their own content and deliver it exclusively to their customers. Our VringFoward™ video ringtone technology allows users to enjoy a rich social experience by sharing video ringtones from our library or which they created.

Until the end of 2009, our video ringtone service was offered to consumers for free. We have been moving to a paid service model together with mobile carriers and other partners around the world. The initial revenue model for our video ringtone service offered through the carriers is generally a subscription-based model where users pay a monthly fee for access to our service and additional fees for premium content. Our free version is still available in markets where we have not entered into commercial arrangements with carriers or other partners. We have built our video ringtone platform with a flexible back-end and front-end that is easy to integrate with the back-end systems of mobile carriers and easy to co-brand with mobile carriers. To date, we have filed 24 patent applications for our platform, three of which have been issued to date, and we continue to create new intellectual property.

As of November 14, 2011, we have commercial video ringtone services with the following seven partners:

•
Celcom Axiata Berhad, or Celcom, a mobile carrier in Malaysia, with 11.0 million subscribers. Celcom is one of the largest mobile telecommunications operators in Malaysia with the widest national 2G and 3G coverage in the country. Celcom is a Vodafone partner and is part of the Axiata Group of Companies, one of the world’s largest telecommunications companies with more than 160 million customers across 10 Asian markets (launched in October 2011).

•
Maxis Mobile Services SDN BHD, or Maxis, a mobile carrier in Malaysia with 11.4 million subscribers, of which there are 272 thousand subscribers to our paid service and an additional 15 thousand subscribers on a free trial basis (launched in September 2009);

•
Emirates Telecommunications Corporation, or Etisalat, a mobile carrier with 7.3 million subscribers in the United Arab Emirates, where we have launched our products and services and have 23 thousand subscribers to our paid service, and which has more than 94.0 million subscribers worldwide (launched in January 2010);

•
Everything Everywhere Limited (EEL), a mobile carrier with almost 30.0 million subscribers in the United Kingdom. Our video ringtone platform launched was with Orange UK, a large mobile communications company and subsidiary of EEL, with 16.0 million subscribers and we have 15 thousand subscribers to our paid service (launched in February 2011);

•	Starhub, a mobile carrier with 2.0 million subscribers in Singapore (initially launched in February 2011 and anticipated to be relaunched in the fourth quarter 2011);

•
RTL in Belgium, part of the Bertelsman RTL Television network, has offered together with us, a subscription service on all three Belgian mobile operators (with a combined subscriber base of 1 million) that includes RTL content (launched in June 2010 with limited subscribers due to regulatory limitations introduced on mobile services); and

•
Hungama a content and mobile services aggregator in India. The service with Hungama is being offered to customers of 15 different mobile carriers in India, and we have 23 thousand subscribers to our paid service.  Our paid service is on temporary hold pending clarification of regional legalities in India.

We are currently in discussions with several other mobile carriers and we will be pursuing additional agreements with mobile carriers over the next 12 to 24 months.

According to a recent study by the United Nations, there were 5 billion global mobile subscribers in 2010.  As of November 14, 2011, our partners have an aggregate of approximately 700 million subscribers, of which 340 thousand are paid subscribers to our service, and another 25 thousand subscribers have enrolled on a free-trial basis.  This compares to 86 thousand paid subscribers across all of our launches as of September 30, 2010, an increase of over 295%.

We have recently launched our new Facetones™ social ringtone platform. This platform generates social visual ringtone content automatically by aggregating and displaying your friends’ pictures from social networks and then displaying as a video ringtone, as well as a video ringback tone. These ringtones do not replace, but rather enhance, standard ringtone and ringback tones with relevant, current social content that is visually displayed.  The Facetones™ product is available for mobile phones with Android and the Symbian S3 operating systems. We are working on an iPhone version of this product as well as planning for other versions for other operating systems such as Windows Phone and feature phones such as the S40 Nokia platform.

Facetones™ is experiencing fast growth both in consumer downloads and in the number of commercial deals with major partners already announced. The product is being made available to consumers in several different configurations and with a variety of distribution and monetization methods. As of November 4, 2011, the Facetones™ free ad-supported version had more than 200 thousand downloads and is generating 15.3 million requests in mobile ad inventory on a weekly basis. These results have been achieved in approximately ten weeks of active promotion of the product.

Facetones™ is offered direct to consumers via leading mobile application stores and download sites where both for purchase versions (at prices ranging from a few to several dollars) as well as ad-supported free versions are available. We have announced placement deals for the app with GetJar, the world’s largest independent app store, and with Mobango. In July 2011, we launched Facetones™ with BlueVia, the new global software developer platform of Telefonica, the largest mobile operator in the Spanish speaking world and fourth largest globally. Facetones™ will be initially available on Telefonica's application store (Mstore) in several global markets. In August 2011, we launched Facetones™ in Japan for Android users through the DOCOMO market, a mobile internet portal operated by NTT DOCOMO, INC., the largest mobile phone operator in Japan, with more than 50 million users.  In October 2011, Verizon, the largest mobile operator in the US, announced the launch of Facetones™ as a subscription service for Verizon subscribers for $0.99 a month.  We continue to pursue business for Facetones™ together with handset manufacturers. A preliminary deal with Nokia was concluded to support development services of the Facetones™ application for the S3 platform and was recently launched on the Ovi Store.

In the first quarter of 2011, we launched our new Video Remix platform that allows users to download an application for iOS (iPhone, iPad, iPod) or Android phones and create their own music video by tapping on a variety of music beats and video files. Essentially, the user is able to “Remix” this music video content and add his own user generated video to the mix and then view this content or share it with friends via Facebook® or other social networks This application turns the smartphone or tablet into a virtual video Remix sound/video board where this “mixing” is accomplished by simple tapping on the touch screen interface. The Video Remix applications are branded with an artist or sponsor and then monetized via advertising, sponsorship, a-la carte sales or in app store purchases.

The initial Video Remix application “Booty Symphony” was developed with Nappy Boy Enterprises, the music production company of the artist T-Pain. Booty Symphony was released in an ad-supported free Android version as well as paid versions for iOS and Android. Our newest application on our Video ReMix platform was delivered in the second quarter of 2011 to partner Corso Communications and its client Heineken. This sponsored version highlighted music and video of the group Dirty Vegas, and was used by Heineken “brand ambassadors” at the Coachella Music festival. Vringo continues to seek new business for this platform with other recording artists and sponsored by additional major brands.

In the second quarter of 2011, we launched our Fan Loyalty platform by co-branding our fan-loyalty application with Star Academy 8, the largest music competition in the Middle East and Nokia, the world’s largest handset maker. This platform enables users to obtain video content from the show as well as from behind the scenes, retrieve information regarding the show and vote for their favorite contestants. The free app was launched in partnership with Rotana, a diversified media company and the world's largest producer of music and music television in the Middle East, and sponsored by Nokia. The application features exclusive content and fully integrated live voting capabilities for the blockbuster "Star Academy" reality music show, which reaches over 300 million viewers and is available in over 10 countries in the region.

The Fan Loyalty application for Star Academy was made available exclusively for download on the Ovi Store, and had more than 200 thousand downloads during the season. Vringo is in discussions with several other entertainment groups regarding potential deals for this Fan Loyalty platform.

In November 2011, we announced an agreement with ZTE Corporation, the largest handset maker in China and fourth-largest globally, to preload the Facetones™ application on Android handsets, manufactured by ZTE.  These handsets will be sold via mobile phone operators and through various OEM contracts to brand name handset manufacturers.

Finance Overview

We are a development stage company. From inception through September 30, 2011, we have raised approximately $28.5 million. These amounts have been used to finance our operations, as until now, we have not yet generated any significant revenues. From inception and until September 30, 2011, we recorded losses of $34.7 million and net cash outflow from operations of $28 million.

During July 2011, we raised an aggregate amount of $2.5 million through the issuance of Convertible Notes in a private placement and intend to seek additional financing. On November 1, 2011, we filed a preliminary proxy statement to obtain stockholder approval of the shares issuable in the private placement and the additional financing pursuant to section 713 of the NYSE Amex rules, since such shares in the aggregate are in excess of 19.99% of our outstanding common stock. There is no assurance that the subsequent financing will be consummated. Should the subsequent financing be consummated and the Convertible Notes be converted, we believe we would have sufficient funds to meet planned operating needs at least into the second quarter of 2012. Should the subsequent financing not be consummated by January 1, 2012 and the Convertible Notes are voluntarily converted before such date, we believe we would then have sufficient funds to meet planned operating needs only into the first quarter of 2012. Should the subsequent financing not be consummated by January 1, 2012 and the Convertible Notes have not been voluntarily converted before such date, the Covertible Notes and the accrued interest thereon will become due and payable. We do not currently have sufficient funds to repay the Convertible Notes and the accrued interest due upon maturity. We are exploring further opportunities, including acquisitions, to raise funds necessary to ensure that we are a going concern. There can be no assurance, however, that any such opportunities will materialize.

Our financial statements were prepared using principles applicable to a going concern, which contemplate the realizations of assets and liquidation of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we are not able to continue as a going concern. As of September 30, 2011, we had approximately $1.7 million in cash and cash equivalents. Our average monthly burn rate from operations for the nine month period ended September 30, 2011, was approximately $0.45 million. In order to conserve funds we underwent resource reductions in the first half of 2011.

A substantial portion of our revenues and anticipated revenues are in dollars and euros, while a significant portion of our expenses, principally salaries and related personnel expenses, are paid in Israeli currency by our subsidiary. As a result, we are exposed to an exchange rate risk if the value of the dollar or euro significantly depreciates vis-à-vis the value of the New Israeli Shekel.

Revenue

We recognize revenue from monthly subscription from carriers, development projects and content sales when all the conditions for revenue recognition are met: (i) persuasive evidence of an arrangement exists, (ii) collection of the fee is probable, (iii) the sales price is fixed and determinable and (iv) delivery has occurred or services have been rendered. Our subscription service arrangements are evidenced by a written document signed by both parties. Our revenues from monthly subscription fees, content purchases and advertisement revenues are recognized when we have received confirmation that the amount is due to us, which provides proof that the services have been rendered, and making collection probable. We recognize revenue from non-refundable up-front fees relating to set-up and billing integration across the period of the contract for the subscription service as these fees are part of hosting solution that we provide to the carrier. The hosting is provided on our servers for the entire period of the arrangement with this carrier, and the revenues relating to the monthly subscription, set-up fees and billing integration have been recognized over the period in the agreement.

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

Non-operating income (expenses)

Non-operating income (expenses) includes transaction gains (losses) from foreign exchange rate differences, interest on deposits, bank charges and interest and discount amortization expenses on venture loan and Convertible Notes. In addition, non-operating income (expenses) includes a gain on restructuring of venture loan in light of the settlement agreement signed June 8, 2011. Fair value adjustments of derivative liabilities on account of the Special Bridge Warrants and the Conversion Warrants, which are highly influenced by our stock price at the period end (revaluation date), are recorded in non-operating income (expenses).

Income taxes

Our effective tax rate differs from the statutory federal rate primarily due to differences between income and expense recognition prescribed by income tax regulations and generally accepted accounting principles. We utilize different methods and useful lives for depreciating and amortizing property and equipment and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. In addition, our income tax expense has been adjusted for the effect of foreign income from our wholly owned subsidiary. At September 30, 2011, our deferred tax assets generated from our U.S. activities were entirely offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be realized. The deferred tax assets and liabilities generated from our subsidiary's operations are not offset by an allowance, as in our estimation, it is more likely than not to be realized.

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

Results of Operations

Three and Nine months ended September 30, 2011 and 2010 and the development stage period (cumulative from inception through September 30, 2011)

Revenue

	Three months Ended September 30,			Nine months Ended September 30,			Cumulative from inception to September 30,
	2011	2010	Change	2011	2010	Change	2011
		($ - in thousands)			($ - in thousands)		($ - in thousands)

Revenue	182	54	128	556	128	428	787

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

During the three month period ended September 30, 2011, we recorded revenues of $182 thousand, which represents an increase of $128 thousand (or 237%) from revenues recorded for the three month period ended September 30, 2010. The increase was mainly due to increased revenue in Malaysia ($84 thousand in the third quarter of 2011, compared to the $26 thousand recorded in the third quarter of 2010) and completion of Facetones™ development projects ($45 thousand recognized in the third quarter of 2011).

Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010

During the nine month period ended September 30, 2011, we recorded revenues of $556 thousand, which represents an increase of $428 thousand (or 334%) from revenues recorded for the nine month period ended September 30, 2010. The increase was mainly due to increased revenue in Malaysia ($239 thousand in the first nine months of 2011, compared to the $52 thousand in the first nine months of 2010), development of Facetones™ ($95 thousand recognized in the first nine months of 2011), development of Fan Loyalty application ($45 thousand recognized in the first nine months of 2011), delivery of Video ReMix platform ($30 thousand recognized in the first nine months of 2011), and revenue recorded in connection with set-up fees for the agreement in Singapore ($28 thousand recognized in the first nine months of 2011).

From Inception Through September 30, 2011

From inception through September 30, 2011, we recorded revenues of $787 thousand, which includes $497 thousand from revenue share subscription services, $109 thousand from one-time setup fees, $98 thousand from Facetones™, $45 thousand from Fan Loyalty application formats, $30 thousand from Video ReMix platform and $8 thousand from applications sold.

We expect to continue to generate a substantial portion of our revenues for the remainder of the year from: (i) Facetones™, Video Remix, and Fan Loyalty application platforms, (ii) revenue-sharing agreements in Malaysia, (iii) services provided in the United Arab Emirates, (iv) agreement with Everything Everywhere Limited in the UK.

Cost of Revenue

	Three months Ended September 30,			Nine months Ended September 30,			Cumulative from inception to September 30,
	2011	2010	Change	2011	2010	Change	2011
		($ - in thousands)			($ - in thousands)		($ - in thousands)

Cost of revenue	35	64	(29)	105	131	(26)	316

Our cost of revenue is mainly comprised of cost of services related to the provision of content to end-users and cost of hosted servers needed to support our service in markets where we have launched our product. The decrease in cost of revenue recorded during three and nine month period ended September 30, 2011, compared with three and nine month period ended September 30, 2010, is mainly related to a decrease in content purchases and related amortization expenses.

We expect that cost of revenue will increase, as we diversify the portfolio of our products. As some of these costs are fixed irrespective of our revenues, we expect our gross margin to increase, as our revenues increase. From inception through September 30, 2011, our total cost of revenue was $316 thousand.

Research and Development

	Three months Ended September 30,			Nine months Ended September 30,			Cumulative from inception to September 30,
	2011	2010	Change	2011	2010	Change	2011
		($ - in thousands)			($ - in thousands)		($ - in thousands)

Research and development	480	668	(188)	1,459	1,848	(389)	12,825

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

Research and development expenses decreased from $668 thousand to $480 thousand (-28%) during the three month period ended September 30, 2011, compared to the three month period ended September 30, 2010. The decrease was mainly due to lower salary and compensation expenses (a decrease of $106 thousand compared to the third quarter of 2010), and a decrease in development services provided by subcontractors (a decrease of $70 thousand compared to the third quarter of 2010), all as part of the cost saving plan implemented by us earlier in the year.

Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010

Research and development expenses decreased from $1,848 thousand to $1,459 thousand (-21%) during the nine month period ended September 30, 2011, compared to the nine month period ended September 30, 2010. The decrease is mainly due to lower salary and compensation expenses (a decrease of $276 thousand compared to the first nine months of 2010) in connection with a separation agreement signed with one of our officers, as part of the cost saving plan implemented by us.

From Inception Through September 30, 2011

From inception through September 30, 2011, research and development expenses amounted to approximately $12.8 million. Of this amount, approximately $8.7 million was attributed to salaries and related expenses, $1.9 million was attributed to sub-contracting and consulting services, $0.8 million was attributed to operating expenses, $0.6 was attributed to overhead and $0.8 million was attributed to patent expenses.

Marketing

	Three months Ended September 30,			Nine months Ended September 30,			Cumulative from inception to September 30,
	2011	2010	Change	2011	2010	Change	2011
		($ - in thousands)			($ - in thousands)		($ - in thousands)

Marketing	463	517	(54)	1,769	1,624	145	11,079

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

Marketing expenses decreased from $517 thousand to $463 thousand (-10%) during the three month period ended September 30, 2011, compared to the three month period ended September 30, 2010. The decrease was mainly due to lower salary and compensation expenses (a decrease of $118 thousand compared to the third quarter 2010), due to reduction in workforce, all as part of cost saving plan implemented by us. In addition, we incurred higher advertising costs in connection with Facetones™ launch ($62 thousand compared to the third quarter 2010).

Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010

Marketing expenses increased from $1,624 thousand to $1,769 thousand (9%) during the nine month period ended September 30, 2011, compared to the nine month period ended September 30, 2010. The increase is mainly due to higher share based compensation expenses (an increase of $119 thousand compared to the first nine months of 2010), which was offset by lower salary expenses ($42 thousand compared to the first nine months of 2010), due to reduction in workforce (offset by an increase in salary related to hiring of our President in the US), all as part of the cost saving plan implemented by us. In addition, we incurred higher advertising costs in connection with Facetones™ launch ($62 thousand compared to the first nine months of 2010).

From Inception Through September 30, 2011

From inception through September 30, 2011, marketing expenses amounted to approximately $11.1 million. Of this amount, approximately $5.7 million was attributed to salaries and related expenses, $2.2 million was attributed to travel and tradeshows, $1.5 million was attributed to sub-contracting and consulting services, $1.0 million was attributed to public relations services and customer acquisition expenses and $0.7 was attributed to overhead expenses.

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

General and Administrative

	Three months Ended September 30,			Nine months Ended September 30,			Cumulative from inception to September 30,
	2011	2010	Change	2011	2010	Change	2011
		($ - in thousands)			($ - in thousands)		($ - in thousands)

General and administrative	721	478	243	2,076	1,192	884	7,264

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

General and administrative expenses increased from $478 thousand to $721 thousand (51%) during the three month period ended September 30, 2011, compared to the three month period ended September 30, 2010. The increase was mainly due to higher professional fees connected to merger, acquisition (which did not materialize) and financing activities, (an increase of $190 thousand compared to the third quarter of 2010).

Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010

General and administrative expenses increased from $1,192 thousand to $2,076 thousand (74%) during the nine month period ended September 30, 2011, compared to the nine month period ended September 30, 2010. The increase was mainly due to higher professional fees connected to being a public company and to merger, acquisition and financing activities (an increase of $528 thousand compared to the first nine months of 2010), due to increased share-based compensation (an increase of $183 thousand compared to the first nine months of 2010), and increased cost of labor and expenses incurred in connection with being a public company (an increase of $190 thousand compared to the first nine months of 2010).

From Inception Through September 30, 2011

From inception through September 30, 2011, general and administrative expenses totaled approximately $7.3 million. Of this amount, approximately $3.5 million was attributed to salaries and related expenses, $1.1 was attributed to various office expenses, $2.1 million was attributed to professional fees and $0.6 million was attributed to depreciation and amortization.

We expect that our general and administrative expenses will remain stable in the near future as they reflect the costs of being a public company and costs incurred in connection with merger, acquisition and financing activities.

Non-operating income (expense), Net

	Three months Ended September 30,			Nine months Ended September 30,			Cumulative from inception to September 30,
	2011	2010	Change	2011	2010	Change	2011
		($ - in thousands)			($ - in thousands)		($ - in thousands)

Non-operating income (expense), net	(493)	(1,145)	652	274	(4,722)	4,996	(3,920)

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

During the three month period ended September 30, 2011, we recorded net non-operating expense in the amount of $0.5 million, compared to net non-operating expense in the amount of $ 1.1 million recorded in the three month period ended September 30, 2010.

During the three month period ended September 30, 2011, we recorded net non-operating expenses related to the valuation of the Special Bridge Warrants and the Conversion Warrants, in the amount of $0.4 million. In addition, we recorded non-operating expense in the total amount of approximately $0.1 million, in connection with interest and discount amortization on the Convertible Notes.

During the three month period ended September 30, 2010, we recorded net non-operating expense, net, in the amount of $1.1 million, of which $0.96 million was recorded in connection with the quarterly revaluation of the Special Bridge Warrants and the Conversion Warrants derivative liabilities.

Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010

During the nine month period ended September 30, 2011, we recorded net non-operating income in the amount of $0.3 million, compared to a net non-operating expense, in the total amount of $ 4.7 million, recorded in the nine month period ended September 30, 2010.

During the nine month period ended September 30, 2011, we recorded $0.96 million income in connection with the settlement of the venture loan. This income was offset by non-operating expense in the total amount of approximately $0.4 million recorded in connection with the revaluation of the Special Bridge Warrants and the Conversion Warrants and $0.3 million recorded in connection with interest on venture loan and amortization of discount on Convertible Notes.

During the first nine months of 2010, we recorded non-operating expense, net in the amount of $4.7 million, primarily due to the recording of the bridge notes, issued on December 29, 2009, at their residual value at the closing of bridge financing, pursuant to which we recorded additional interest costs for the bridge notes of $1.1 million. In addition, as a result of the conversion of the bridge notes we recorded an additional interest expense of approximately $1.1 million on account of the beneficial conversion feature from the loan and an additional $0.1 million on account of the additional Special Bridge Warrants that were issued to investors in the bridge financing, in addition to the original 795,200 such warrants issued upon the closing of bridge financing. Additional interest expense on account of the loan amortization of $0.1 million in addition to the interest expense recorded for the venture loan was also recorded in this period. In connection with the granting of the lead investor warrants we recorded additional interest expense of $1.3 million. We also recorded approximately $0.1 million of interest expense for bridge notes and approximately $0.4 million of interest expense for the venture loan. In addition, we recorded $0.5 million expense in connection with the adjustment of the fair value of the Special Bridge Warrants and Conversion Warrants.

From Inception Through September 30, 2011

From inception through September 30, 2011, non-operating expenses totaled approximately $3.9 million. This amount included: income from interest on deposits of $0.2 million and interest expense on the venture loan of $1.6 million, $0.1 million of debt extinguishment expense related to the Series B Convertible Preferred Stock, $0.2 million of debt extinguishment expenses as a result of the loan modification agreement with SVB/Gold Hill, $1.0 million of additional interest expense as a result of the conversion of the convertible loan, $0.3 million of warrant amortization and $1.1 million of additional interest expense from the bridge notes, $1.3 million as additional interest expense for warrants granted to lead investors of the bridge financing, $1.0 million income in connection with the settlement of the venture loan, and non-operating income of $0.5 million for the adjustment of the fair value of the Special Bridge Warrants and the Conversion Warrants.

We expect that our non-operating expenses in the future will be mainly affected by the adjustments to fair value of the derivative instruments.

Taxes on Income

	Three months Ended September 30,			Nine months Ended September 30,			Cumulative from inception to September 30,
	2011	2010	Change	2011	2010	Change	2011
		($ - in thousands)			($ - in thousands)		($ - in thousands)

Taxes on income	40	14	26	84	52	32	113

During the three month period ended September 30, 2011, we recorded income tax expense in the total amount of $40 thousand, which reflects an increase of $26 thousand compared to tax expense of $14 thousand recorded in the three month period ended September 30, 2010. Taxes on income are mainly due to taxable profits generated by our subsidiary as a result of the intercompany cost plus agreement between us and the subsidiary, whereby the subsidiary performs development services for us and is reimbursed for its expenses plus 8%. In addition, during the three and nine month period ended September 30, 2011, we recorded income tax expense of $16 thousand and $28 thousand, respectively, in connection with tax withheld at source by our partner in Malaysia.

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

Liquidity and Capital Resources

As of September 30, 2011, we had a cash balance of $1.7 million and $1.2 million negative net working capital. The decrease of $3.7 million in our cash balance from December 31, 2010, was mainly due to cash used by us in our business operations ($ 4.1 million) and venture loan repayment ($2.1 million), offset by the receipt of the funds from issuance of the Convertible Notes ($2.5 million). As of September 30, 2011, our total deficit in stockholders' equity was $3.4 million, mainly due to continued operating deficits from inception to date, and partially due to the classification of the Special Bridge Warrants and the Conversion Warrants as derivative liabilities rather than equity securities.

In July 2011, we issued Convertible Notes in a private placement, in the aggregate amount of $2.5 million, primarily to two venture capital firms: Benchmark Capital and DAG Ventures. The Convertible Notes are convertible into shares of common stock at a conversion price equal to the lower of (i) the closing price of our common stock on the announcement date of the note offering, (ii) the closing price of our common stock on the closing date of the note offering and (iii) a ten percent (10%) discount to the price at which the securities are sold in a subsequent stock offering.  Should consummation of a subsequent stock offering occur, the Convertible Notes and any accrued interest will automatically convert into the same securities and contain the same terms (other than the conversion price, which is set forth above) as in the subsequent stock offering. In the absence of stockholder approval, we may not issue shares of common stock upon conversion of the Convertible Notes in excess of 19.99% of our outstanding shares. Should the subsequent financing not occur by January 1, 2012, the principal and all accrued but unpaid interest thereon shall be repayable in full to the holders of the convertible note, unless the notes are converted prior to such time.

On November 1, 2011, we filed a preliminary proxy statement to obtain stockholder approval of the shares issuable in the private placement and the additional financing pursuant to section 713 of the NYSE Amex rules, since such shares in the aggregate are in excess of 19.99% of our outstanding common stock. There is no assurance that the subsequent financing will be consummated. Should the subsequent financing be consummated and the Convertible Notes be converted, we believe we would have sufficient funds to meet planned operating needs at least into the second quarter of 2012. Should the subsequent financing not be consummated by January 1, 2012 and the Convertible Notes are voluntarily converted before such date, we believe we would then have sufficient funds to meet planned operating needs only into the first quarter of 2012. Should the subsequent financing not be consummated by January 1, 2012 and the Convertible Notes have not been voluntarily converted before such date, the Convertible Notes and the accrued interest thereon will become due and payable. We do not currently have sufficient funds to repay the Convertible Notes and the accrued interest due upon maturity.  We are exploring further opportunities, including acquisitions, to raise funds necessary to ensure that we are a going concern. There can be no assurance, however, that any such opportunities will materialize.

We anticipate that we will continue to issue equity and/or debt securities as a source of liquidity, when needed, until we generate positive cash flow to support our operations. We cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance our operations may requires stockholder approval and will dilute existing stockholders' ownership. We cannot guarantee when or if we will ever generate positive cash flow.

Cash flows for the Nine Months ended September 30, 2011 and 2010

	Nine month period ended September 30,			Cumulative from inception to September 30,
	2011	2010	Change	2011
	($ - in thousands)
Net cash used in operating activities	(4,094)	(4,734)	640	(28,017)
Net cash provided by (used in) investing activities	(31)	2,517	(2,548)	(631)
Net cash provided by financing activities	420	8,856	(8,436)	30,382

Operating activities

During the nine month period ended September 30, 2011, net cash used in operating activities totaled $4.1 million. During the nine month period ended September 30, 2010, net cash used in operating activities totaled $4.7 million. The $0.6 million decrease in net cash used in operating activities was primarily due to increase in revenue and reduction in workforce related costs (in connection with the cost reduction plan implemented in the earlier in 2011).

We expect our net cash used in operating activities to remain steady in light of costs related to being a public company and our current level operations. As we move towards greater revenue generation, we expect a further decrease in cash used in operations. Since we receive most of our revenues directly from carriers whose payment schedules are generally net 90 days or longer, and our suppliers' payment schedules are generally net 30 days, we do not expect the increase in revenue will initially increase our net cash from operating activities.

Investing activities

During the nine month period ended September 30, 2011, net cash used in investing activities totaled $31 thousand. During the nine month period ended September 30, 2010, net cash provided by investing activities totaled $2.5 million, primarily due to $2.6 million received from Bridge Financing.

We expect that net cash used in investing activities will mildly increase as we intend to continue to upgrade our computers and software in 2011. Moreover, as our service continues to grow, we will need to increase our server capacity to meet the needs of our customers.

Financing activities

During the nine month period ended September 30, 2011, net cash provided by financing activities totaled $0.4 million, which relates to the repayment and settlement of the venture loan on the one hand, and receipt of proceeds from issuance of Convertible Notes, on the other. During the nine months ended September 30, 2010, net cash provided by financing activities totaled $9.2 million, which relates to the net proceeds received as a result of our Initial Public Offering, partially offset by the one-time payment of principal on the venture loan.

Future operations

We are currently in discussions with several potential strategic partners and mobile carriers and we will be pursuing additional agreements over the next 12 to 24 months. In addition, we are considering acquisition opportunities, however, there can be no assurance that any such opportunities may arise, or that any such acquisitions will be consummated.

On October 4, 2011, we announced a Cooperation Agreement with Zlango Ltd., a mobile messaging company ("Zlango"). Under the terms of the Cooperation Agreement, the parties agree to cooperate on projects while retaining their respective intellectual property and independent operations.  The Cooperation Agreement supersedes prior arrangements and proposed transactions between the companies, including the non-binding Letter of Intent ("LOI") entered into between the parties announced in July 2011, pursuant to which we agreed to acquire and merge operations with Zlango, subject to certain conditions, which the parties have agreed to terminate. Similar Cooperation Agreements are being pursued however, there can be no assurance that any such opportunities may arise.

On November 11, 2011 we announced an agreement with ZTE Corporation, the largest handset maker in China and fourth-largest globally, to preload the Facetones™ application on Android handsets. As part of the commercial terms of the agreement, these handsets will be sold via mobile phone operators and through various OEM contracts to brand name handset manufacturers. Similar arrangement are being pursued with other handset manufacturers, although there can be no assurance that any such opportunities may arise.

Contractual Obligations and Commercial Commitments

The following table sets forth our future contractual obligations and commercial commitments as of September 30, 2011, for each of the next five years and thereafter:

	Payments due by period (in thousands of dollars)
	Total	Less than 1 year	1- 3 years	3- 5 years	More than 5 years
Contractual obligations
Real estate leases (1)	43	19	24	—	—
Auto leases (2)	47	8	31	8	—
Total	90	27	55	8	—

(1)
We have a non-cancellable operating lease for our subsidiary's offices in Israel for which we pay approximately $6 thousand monthly. This commitment is for the period ending May 31, 2012. We have a non-cancellable operating lease for our offices in New York for which we pay approximately $3 thousand monthly. This commitment is for the period ending November 30, 2011.

(2)
The subsidiary leases three motor vehicles for certain employees with variable commencement and expiration dates. All leases are for a total of 36 months whereby the final three months of the contract have been prepaid. Total monthly expenses for these leases amount to approximately $3 thousand. Expiration dates for the leases are on various dates from November 2013 through December 2013.

In addition, our long term GAAP liabilities include the derivative liabilities on account of warrants, in the total amount of $2,156 thousand and long term provision for severance pay, in the total amount of $170 thousand, made in connection with extended contractual compensation to be paid to our Chief Executive Officer upon the termination of his employment (dependent on certain circumstances), as described in Note 8 to our consolidated financial statements for the year ended December 31, 2010.

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

As of September 30, 2011, the Special Bridge Warrants were revalued using the Black-Scholes-Merton and the Monte-Carlo models. As the terms of these warrants include a special down-round protection clause, i.e. in a new issuance of common stock at a lower price than the current exercise price, the current exercise price will be lowered to the new issuance price and the number of warrants granted will increase so that the total exercise amount remains as under the original terms (approximately 2.4 million). We estimate 85% probability of such protection being activated in December, 2011. We have estimated the value of the down-round protection using a Monte-Carlo simulation. The following assumptions were used: 52.37% expected volatility, a risk-free interest rate of 0.50%, estimated life of 3.25 years and no dividend yield. The fair value of the common stock was $1.42. Refer to Note 4 to these financial statements.

Upon the consummation of the IPO, the Bridge Notes were automatically converted into 864,332 shares of common stock and 1,728,664 warrants (the "Conversion Warrants"). The Conversion Warrants granted to the Bridge Note holders were classified as a derivative long-term liability. The Conversion Warrants have down-round protection clauses, which are not expected to have a material impact, and their fair value is calculated using the Black-Scholes-Merton model at every reporting period. The assumptions used in this calculation for the date of the IPO were 54% expected volatility, a risk-free interest rate of 2.1%, estimated life of 5 years and no dividend yield. The fair value of the common stock was estimated at $2.79. Refer to Note 4 to these financial statements.

As of September 30, 2011, the Conversion Warrants were revalued using the Black-Scholes-Merton and the Monte-Carlo models. As the terms of these warrants include a down-round protection clause, i.e. in a new issuance of common shares at a lower price than the current exercise price, the current exercise price will be adjusted to the new issuance price. We estimate 85% probability of such protection being activated in December, 2011. We have estimated the value of the down-round protection using a Monte-Carlo simulation. The following assumptions were used: 51.23% expected volatility, a risk-free interest rate of 0.64%, estimated life of 3.73 years and no dividend yield. The fair value of the common stock was $1.42.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 30, 2011, we have fully offset our U.S. net deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate U.S. taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. Also, refer to Note 15 of our consolidated financial statements for the year ended December 31, 2010.

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

We are a smaller reporting company and therefore, we are not required to provide information required by this Item 3 of Form 10-Q.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons set forth below.

Our management has identified material weaknesses in our disclosure controls and procedures relating to insufficient controls in connection with financial reporting and segregation of duties. We are progressing with enhancements to our policies and purchasing system in order to remediate the foregoing material weaknesses.

 Changes in Internal Controls

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

The risk factors set forth below update the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to the risk factors below, you should carefully consider the other risks highlighted elsewhere in this report or in our other filings with the Securities and Exchange Commission, which could materially affect our business, financial position and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial position and results of operations.

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

As of September 30, 2011, we had a cash balance of $1.7 million and $1.2 million negative net working capital. The Company has incurred significant losses since its inception and expects that it will continue to operate at a net loss in the foreseeable future. For the three and nine month periods ended September 30, 2011 and for the cumulative period from inception until September 30, 2011, the Company incurred net losses of $2.0 million, $4.7 million and $34.7 million, respectively. The Company's deficit in stockholders' equity as of September 30, 2011 was $3.4 million.

We expect our net losses and negative cash flow to continue for the foreseeable future, as we continue to grow our user base through carrier partnerships, continue to ensure we have broad handset reach, enhance our viral and social tools, maintain and grow our product and technology portfolio, build a strong revenue base of recurring monthly subscription revenue, find new forms of distribution, and explore monetization through advertising and revenue through content sales.

We are a development stage company with no significant source of income and our independent auditors have expressed doubt about our ability to continue our activities as a going concern and the continuation of our business is dependent on us raising additional capital.

We are still a development stage company. Our operations are subject to all of the risks inherent in development stage companies which do not have significant revenues or operating income. Our potential for success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, especially technology start-up companies. We cannot provide any assurance that our business objectives will be accomplished. All of our audited consolidated financial statements since inception have contained a statement by our auditors that raises substantial doubt about us being able to continue as a going concern unless we are able to raise additional capital. Our financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our operations cease.

The continuation of our business is dependent upon us raising additional funding. We believe that current cash levels will be sufficient to support our activity into the first quarter of 2012. Should the planned subsequent financing be consummated, we believe cash levels will be sufficient to support our activities at least into the second quarter of 2012.  However, if we are required to repay our Convertible Notes in full, we do not currently have sufficient funds to repay the Convertible Notes.  We are exploring further opportunities, including acquisitions, to raise funds necessary to ensure that we are a going concern. There can be no assurance, however, that any such opportunities will materialize.  The issuance of additional equity securities by us could result in a substantial dilution to our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we should fail to continue as a going concern, you may lose the value of your investment in our securities.

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

Our Facetones™ application depends upon our continued access to Facebook® photos.

Our business model has recently shifted towards our Facetones™ application, which creates automated video slideshow using friends' photos from social media web sites, primarily from Facebook®, the world's leading social media site. In the event Facebook® prohibits or restricts the ability of our application to access photos on its site, our business, financial condition, operating results and projected growth could be harmed.

If the trademark application for our Facetones™ trademark application is not granted, our revenue from this application may be adversely affected.

We have submitted a trademark application for our Facetones™ application to the U.S. Patent and Trademark Office (USPTO). Facebook® was recently granted an extension from the USPTO to oppose the trademark application. If Facebook® or any other party successfully opposes our Facetones™ trademark application, or if our trademark application is rejected for any other reason, we will need to re-brand our application, which may have a negative impact on our revenue from this application.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, or the Sarbanes-Oxley Act, we will be required, beginning with our fiscal year ending December 31, 2011, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year ending December 31, 2011. While we are building the necessary infrastructure for compliance with the foregoing rules and regulations, we do not presently have the internal infrastructure necessary to complete an attestation about our financial controls that would be required under Section 404 of the Sarbanes-Oxley Act. We expect to incur additional expenses and expend management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. For our fiscal year ended December 31, 2010, we identified a material weakness relating to our internal controls primarily as a result of our failing to maintain sufficient policies in connection with financial reporting and segregation of duties. While we are in the process of remediating these weaknesses, there is no assurance that we will be able to remediate these weaknesses or that we will not identify any additional weaknesses in our internal controls.

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

Should our outstanding warrants be exercised, there will be an additional 7,452,660 shares of common stock eligible for trading in the public market. In addition, we have options to purchase 2,355,220 shares of common stock, granted as of the reporting date, to our management, employees, directors and consultants. Certain options which are outstanding have exercise prices that are below, and in some cases significantly below, recent market price. Such securities, if exercised, will increase the number of issued and outstanding shares of common stock. Therefore, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. The average weighted exercise price of all currently outstanding warrants and options, as of September 30, 2011, is $4.35 per share.

Future sales of our shares of common stock by our stockholders could cause the market price of our common stock to drop significantly, even if our business is performing well.

We have 6,229,362 shares of common stock issued and outstanding, excluding shares of common stock issuable upon exercise of warrants or options. As shares saleable under Rule 144 are sold, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well.

Our ability to raise capital through equity or equity-linked transactions may be subject to stockholder approval.

In order for the Company to raise capital through equity or equity-linked transactions, stockholder approval is required to enable the Company to issue more than 19.99% of its outstanding shares of common stock pursuant to the rules and regulations of the NYSE Amex. Should stockholders not approve such issuances, the Company’s sole means to raise capital would be through debt, which could have a material adverse effect on the Company’s balance sheet and overall financial condition.

If we are unable to make progress with respect to our plan to regain compliance with the minimum stockholders’ equity requirements imposed by the NYSE Amex within the required timeframes, our common stock could be delisted from trading, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

Our common stock and warrants are listed on the NYSE Amex, a national securities exchange, which imposes continued listing requirements with respect to listed shares. In May 2011, we received a letter from the NYSE Amex, stating that we are not in compliance with Section 1003(a)(iv) of the NYSE Amex Company Guide because we have sustained losses which are so substantial in relation to its overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the NYSE Amex, as to whether we will be able to continue operations and/or meet its obligations as they mature.

On June 23, 2011, we submitted a plan to the NYSE Amex addressing how we intend to regain compliance with the continued listing standards by September 30, 2011. Based on the information in our compliance plan and related discussions with exchange staff, the NYSE Amex determined that we had made a reasonable demonstration of our ability to regain compliance with Section 1003(a)(iv) of the NYSE Amex Company Guide by September 30, 2011 (subsequently extended to December 31, 2011) and that it would continue the listing of our common stock subject to conditions. The conditions include providing updates to the NYSE Amex staff as appropriate or upon request, but no later than at each quarter completion concurrent with our filing with the Securities and Exchange Commission. If we do not show progress consistent with our compliance plan, or we do not meet the continued listing standards by December 31, 2011, the NYSE Amex could initiate delisting proceedings. While the NYSE has not initiated delisting proceedings, there is no assurance that it will not do so in the future.

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

10.1
Securities Purchase Agreement by and between the Company and the Purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 27, 2011).

10.2	Form of Secured Convertible Note (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 27, 2011).

10.3	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 27, 2011).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 2011.

VRINGO, INC.

By:	/s/ Ellen Cohl
Ellen Cohl
Chief Financial Officer
(Principal Financial Officer)