Form 10-K
period 2011-12-31
Vringo Inc
filed 2012-03-30
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-34785

VRINGO, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4988129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44 W. 28th Street New York, New York	10001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (646) 525-4319

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share Warrants to purchase Common Stock	NYSE Amex NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the closing sale price of such shares on NYSE Amex on June 30, 2011, was $5,489,391. For purposes of this computation, the registrant has excluded the market value of all shares of its common stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the common stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of March 30, 2012, 13,861,423 shares of the registrant's common stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain "forward-looking statements" relating to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The words "may", "will", “expect", “anticipate", "continue", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect future plans of operations, business strategy, operating results, and financial position.

We caution readers that a variety of factors could cause actual results to differ materially from anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

•	our ability to produce, market and generate sales of our products;

•	our ability to develop and introduce new products;

•	projected future sales, profitability and other financial metrics;

•	our ability to attract and retain key members of our management team;

•	future financing plans;

•	anticipated needs for working capital;

•	anticipated trends in our industry;

•	our ability to expand our marketing and other operational capabilities;

•	competition existing today or that will likely arise in the future;

•	our ability to complete the proposed merger with Innovate/Protect, Inc.; and

•	our ability to maintain the listing of our common stock on the NYSE Amex.

Although management believes the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements. Neither the information on the Company's current or future website is, and such information shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated in filings the Company makes with the Securities and Exchange Commission.

PART I

Item 1. Business

Unless the context requires otherwise, references to "we," "us," "our," "the Company," and "Vringo," refers to Vringo, Inc. and its subsidiary.

Overview

We provide a range of software products for mobile video entertainment, personalization and mobile social applications. Our comprehensive software platforms include applications that allow users to: (i) create, download and share mobile video entertainment content in the form of video ringtones for mobile phones, (ii) create social picture ringtone and ringback content in the form of animated slideshows sourced from their friends’ social networks, (iii) create ReMixed video clips from artists and branded content, and (iv) utilize Fan Loyalty mobile applications for contestant based reality TV shows. We believe that our services represent the next stage in the evolution of the mobile content and mobile social applications market. We anticipate that the mobile content and service market will begin to migrate from standard audio ringtones and content to high-quality video services, with social networking capability and integration with web systems. We also believe that social network information and updates will be shared regularly when friends regularly communicate by voice and by text messages. Our video ringtone solutions and other mobile social and video applications, which encompass a suite of mobile and PC-based tools, enable users to create, download and share video and other social content with ease as part of the normal communication process, and provide our business partners with a consumer-friendly and easy-to-integrate monetization platform.

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

To develop these platforms, we have leveraged our existing technology, intellectual property and our extensive experience with mobile video, personalization and social applications. We believe that these platforms will represent a significant component of our business going forward.

Our ability to compete successfully depends on our ability to ensure a continuing and timely introduction of innovative new products and technologies to the marketplace. As a result, we must make significant investments in research and development. To date, we filed over 24 patents, 3 of the patents that have been filed have been granted by the USPTO and we have received a notice of allowance for 1 patent in Europe.

We were incorporated in January 2006 and are still a development stage company. Our principal executive offices are located in New York, NY, and in addition, we have a wholly owned subsidiary, Vringo (Israel) Ltd., located in Bet-Shemesh, Israel.

Recent Developments

Merger Agreement

Subsequent to year end, on March 12, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VIP Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), and Innovate/Protect, Inc., a Delaware corporation and an intellectual property firm founded in 2011, whose wholly-owned subsidiary, I/P Engine, holds eight patents that were acquired from Lycos Inc. (“Innovate/Protect”), pursuant to which Innovate/Protect will merge with and into Merger Sub, with Merger Sub being the surviving corporation (the “Surviving Corporation”) through an exchange of capital stock of Innovate/Protect for capital stock of Vringo (the “Merger”).

Under the terms of the Merger Agreement, upon completion of the Merger, (i) each share of then-outstanding common stock of Innovate/Protect, par value $0.0001 per share (“Innovate/Protect Common Stock”) (other than shares held by us, Innovate/Protect or any of our and their subsidiaries, which will be cancelled at the completion of the Merger) will be automatically converted into the right to receive the number of shares of our common stock, par value $0.01 per share (“Vringo Common Stock”) equal to the Common Stock Exchange Ratio (as defined below) and (ii) each share of then-outstanding Series A Convertible Preferred Stock of Innovate/Protect, par value $0.0001 per share (total 6,968 shares outstanding) (“Innovate/Protect Series A Stock” and together with the Innovate/Protect Common Stock, “Innovate/Protect Capital Stock”) (other than shares held by us, Innovate/Protect or any of our and their subsidiaries, which will be cancelled at the completion of the Merger) will be automatically converted into the right to receive the same number of shares of Vringo Series A Convertible Preferred Stock (“Vringo Preferred Stock”), which 6,968 shares shall be convertible into an aggregate of 21,026,637 shares of Vringo Common Stock. The Vringo Preferred Stock will have the powers, designations, preferences and other rights as will be set forth in a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock to be filed by us prior to closing. The Common Stock Exchange Ratio initially is 3.0176, subject to adjustment as set forth in the Merger Agreement. In addition, at the effective time of the Merger, Vringo will issue to the holders of Innovate/Protect Capital Stock and the holder of Innovate/Protect’s issued and outstanding warrant (on a pro rata as-converted basis) an aggregate of 15,959,838 warrants to purchase an aggregate of 15,959,838 shares of Vringo Common Stock with an exercise price of $1.76 per share. The issued and outstanding warrants to purchase Innovate/Protect Common Stock shall be exchanged for 250,000 shares of Vringo common stock and 850,000 warrants to purchase 850,000 shares of Vringo Common Stock with an exercise price of $1.76 per share.

In addition, at the effective time of the Merger, each outstanding and unexercised option to purchase Innovate/Protect Common Stock (each a “Innovate/Protect Stock Option”), whether vested or unvested will be converted into and become an option to purchase Vringo Common Stock and we will assume such Innovate/Protect Stock Option in accordance with the terms of the Innovate/Protect 2011 Equity Incentive Plan. After the effective time of the Merger, (a) each Innovate/Protect Stock Option assumed by us may be exercised solely for shares of Vringo Common Stock and (b) the number of shares of Vringo Common Stock and the exercise price subject to each Innovate/Protect Stock Option assumed by us shall be determined by the Common Stock Exchange Ratio.

Immediately following the completion of the Merger, the former stockholders of Innovate/Protect are expected to own approximately 55.41% of the outstanding common stock of the combined company, and our current stockholders are expected to own approximately 44.59% of the outstanding common stock of the combined company. On a fully diluted basis, the former stockholders of Innovate/Protect are expected to own approximately 67.55% of the outstanding common stock of the combined company, and our current stockholders are expected to own approximately 32.45% of the outstanding common stock of the combined company.

Innovate/Protect is the owner of patent assets acquired from Lycos, one of the largest search engine websites of its kind in the mid-late 1990s, with technologies that remain critical to current search platforms. In September 2011, Innovate/Protect through its subsidiary, I/P Engine, initiated a patent infringement lawsuit in the United States District Court for the Eastern District of Virginia against Google, Inc., AOL, Inc., IAC Search & Media, Inc., Gannett Company, Inc. and Target Corporation for unlawfully using systems that incorporate features claimed in two patents owned by I/P Engine. The patents relate to relevance search technology that is used in the search engine industry to produce better search results, and has also become the dominant technology used in search advertising to position high-quality advertisements. Through the strategic combination with Innovate/Protect, we expect to substantially increase our intellectual property portfolio, add significant talent in technological innovation, and be positioned to potentially enhance our opportunities for revenue generation through the monetization of the combined company’s assets.

We have expended significant effort and management attention on the proposed transaction. There is no assurance that the transaction contemplated by the Merger Agreement will be consummated. If the transaction is not consummated for any reason, our business and operations, as well as the market price of our stock and warrants may be adversely affected. For accounting purposes, based on our preliminary assessment, I/P was identified as the “Acquirer”, as it is defined in FASB Topic ASC 805. As a result, in the post-combination consolidated financial statements, Innovate/Protect’s assets and liabilities will be presented at its pre-combination amounts, and our assets and liabilities will be recognized and measured in accordance with the guidance for business combinations in ASC 805. We are currently evaluating the effect of this on our financial statements. We believe such effect will be material.

Departure of Chief Executive Officer

Effective March 8, 2012, Jonathan Medved resigned from his position as our Chief Executive Officer and a member of our Board of Directors. In connection with his resignation, Mr. Medved and Vringo (Israel) Ltd. entered into a Separation Letter Agreement (the “Separation Agreement”) effective March 8, 2012. Under the terms of the Separation Agreement, and consistent with Mr. Medved’s employment agreement and amendment thereto, Mr. Medved will be entitled to receive salary and benefits until February 6, 2013, and continue to vest stock options after his termination. In addition, options granted to Mr. Medved at $0.01 will fully vest as of June 21, 2012 and the expiration date for exercising all options vested on or before June 21, 2013 is extended to September 21, 2013. Furthermore, Vringo’s Board of Directors granted Mr. Medved an additional 100,000 options at an exercise price of $1.65 per share. These options shall vest over a three year period.

Appointment of Chief Executive Officer

On March 11, 2012, the Board of Directors promoted Andrew D. Perlman to the position of our Chief Executive Officer, effective March 11, 2012, to fill the vacancy created by the resignation of Jonathan Medved. Mr. Perlman will continue to serve as our President and a member of our Board of Directors.

Facebook, Inc.

On February 9, 2012, we entered into an agreement with Facebook, Inc. relating to the use of our Facetones mark and domain name (the “Facetones Mark”). Prior to the agreement, the parties had a potential dispute regarding the Facetones Mark. By entering into the agreement, the potential dispute has been favorably resolved to the satisfaction of both parties. The agreement clarifies our permitted use of the Facetones Mark including making certain changes to its U.S. trademark application to clarify the description of the Facetones service and agreeing to certain limitations on its use of the Facetones Mark.

Exercise of Warrants

Between February 6 and February 14, 2012, we entered into agreements with holders of certain of our outstanding warrants (the “Holders”), pursuant to which the Holders exercised warrants to purchase 3,828,993 shares of our common stock for aggregate proceeds to us of $3.6 million. We issued new five-year warrants to purchase an aggregate of 2,660,922 shares of common stock at an exercise price of $1.76 per share in consideration for the immediate exercise of the warrants.

NYSE Amex

As previously disclosed, on July 21, 2011, the NYSE Amex accepted our plan for regaining compliance with the NYSE Amex's listing standards (the "Plan"). The Plan was submitted in response to a notice received on May 24, 2011 from the NYSE Amex regarding our non-compliance with certain continued listing standards. Our listing is now continued under an extension with a target completion date of April 12, 2012. As noted above, during February 2012, approximately 90% of then outstanding Special Bridge and Conversion Warrants, previously classified as a long-term liability, were exercised for aggregate proceeds of $3.6 million. In addition, as part of the transaction, certain holders of the exercised warrants were granted additional warrants to purchase approximately 2.66 million of our shares. According to a preliminary estimation, the total effect, including the offsetting impact of classification of some of above-mentioned warrants as a long-term liability (see Note 17 to the accompanying consolidated financial statements), is an increase of approximately $4.1 million in our total stockholder’s equity.

We believe that, as a result of the warrant exercise, we will regain compliance with the Exchange’s listing standards. While the NYSE Amex has not initiated delisting proceedings, there is no assurance that it will not do so in the future.

We believe that current cash levels will be sufficient to support our activity into the fourth quarter of 2012. The continuation of our business is dependent upon the successful consummation of the Merger with Innovate/Protect and/or similar merger or acquisition, financing and/or further development of our products. There can be no assurance that the Merger will be consummated, or that business development opportunities will materialize. Should we need to raise funds, the issuance of additional equity securities by us could result in a substantial dilution to our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Business

Our video ringtone platform was our initial product focus since inception. We believe that our comprehensive video ringtone service represents the next stage in the evolution of the ringtone market from standard audio ringtones to high-quality video ringtones, with social networking capability and integration with web systems. Our solution, which encompasses a suite of mobile and PC-based tools, enables users to create, download and share video ringtones with ease. Our solution, furthermore, provides our business partners with a consumer-friendly and easy-to-integrate monetization platform. This platform combines a downloadable mobile application which works on multiple operating systems and over 400 mobile handsets, a WAP site, which is a simplified website accessible by a user on a mobile phone, and a website, together with a robust content integration, management and distribution system. As part of providing a complete end-to-end video ringtone platform, we have amassed a library of over 12,000 video ringtones that we provide for our users in various territories. Certain portions of this library are geographically restricted. We also have developed substantial tools for users to create their own video ringtones and for mobile carriers and other partners to include their own content and deliver it exclusively to their customers. Our VringForward™ video ringtone technology allows users to enjoy a rich social experience by sharing video ringtones from our library or which they created.

Until the end of 2009, our video ringtone service was offered to consumers for free. At that point, we moved to a paid service model together with mobile carriers and other partners around the world. The revenue model for our video ringtone service offered through the carriers is generally a subscription-based model where users pay a monthly fee for access to our service and additional fees for premium content. Our free version is still available in markets where we have not entered into commercial arrangements with carriers or other partners. We have built our video ringtone platform with a flexible back-end and front-end that is easy to integrate with the back-end systems of mobile carriers and easy to co-brand with mobile carriers. To date, we have filed 24 patent applications for our platform, three of which have been issued to date, and we continue to create new intellectual property.

As of March 27, 2012, we have commercial video ringtone services with the following eight partners (also refer to Note 12 to the accompanying financial statements):

•	Celcom AxiataBerhad, or Celcom, a mobile carrier in Malaysia, with 11.0 million subscribers. Celcom is one of the largest mobile telecommunications operators in Malaysia with the widest national 2G and 3G coverage in the country, with 23 thousand subscribers to our paid service. Celcom is a Vodafone partner and is part of the Axiata Group of Companies, one of the world’s largest telecommunications companies with more than 160 million customers across 10 Asian markets (launched in October 2011);

•	Maxis Mobile Services SDN BHD, or Maxis, a mobile carrier in Malaysia with 11.4 million subscribers, of which there are 133 thousand subscribers to our paid service and an additional 7 thousand subscribers on a free trial basis (launched in September 2009);

•	Emirates Telecommunications Corporation, or Etisalat, a mobile carrier with 7.3 million subscribers in the United Arab Emirates and which has more than 94.0 million subscribers worldwide, where we have launched our products and services and have 23 thousand subscribers to our paid service, (launched in January 2010);

•	Everything Everywhere Limited (EEL), a mobile carrier with almost 30.0 million subscribers in the United Kingdom. Our video ringtone platform launched was with Orange UK, a large mobile communications company and subsidiary of EEL, with 16.0 million subscribers and we have 30 thousand subscribers to our paid service (launched in February 2011);

•	Starhub, a mobile carrier with 2.0 million subscribers in Singapore (initially launched in February 2011 and re-launched in the first quarter 2012);

•	RTL in Belgium, part of the Bertelsman RTL Television network, has offered together with us, a subscription service on all three Belgian mobile operators (with a combined subscriber base of 1 million) that includes RTL content (launched in June 2010 with limited subscribers due to regulatory limitations introduced on mobile services);

•	Hungama, a content and mobile services aggregator in India. The service with Hungama is being offered to customers of 15 different mobile carriers in India. Our paid service was on temporary hold as a result of regional legalities in India, however we re-launched the service in March 2012 in partnership with Hungama and Tata DOCOMO; and

•	Emirates Integrated Telecommunications Company (du Networks), a mobile carrier with 5.0 million subscribers in the United Arab Emirates, where we have launched our products and services in February 2012.

We are currently in discussions with several other mobile carriers and we will be pursuing additional agreements with mobile carriers over the next 12 to 24 months.

According to a recent study by the United Nations, there were 5 billion global mobile subscribers in 2010. As of March 27, 2012, our partners have an aggregate of approximately 700 million subscribers, of which 211 thousand are paid subscribers to our service, and another 16 thousand subscribers have enrolled on a free-trial basis. This compares to 150 thousand paid subscribers across all of our launches as of December 31, 2010, an increase of over 41%.

Our new Facetones™ social ringtone platform generates social visual ringtone content automatically by aggregating and displaying a user’s friends’ pictures from social networks and then displaying as a video ringtone, as well as a video ringback tone. These ringtones do not replace, but rather enhance, standard ringtone and ringback tones with relevant, current social content that is visually displayed.  The Facetones™ product is available for devices running Android, iOS, and Nokia’s Symbian S3. We are planning to release Facetones™ for other operating systems such as Windows Phone and feature phones such as the S40 Nokia platform.

Facetones™ is experiencing fast growth both in consumer downloads and in the number of commercial deals with major partners already announced. The product is being made available to consumers in several different configurations and with a variety of distribution and monetization methods. As of March 27, 2012, the Facetones™ free ad-supported version had more than a million downloads and is generating more than 3.7 million requests in mobile ad inventory on a weekly basis.

Facetones™ is offered directly to consumers via leading mobile application stores and download sites where both for purchase versions (at prices ranging from $1 to $5), as well as ad-supported free versions are available. Facetones is available in application stores integrated into popular handsets such as the Google Android Market and Apple App Store. We have announced placement deals for the app with GetJar, the world’s largest independent app store, Mobango and AppBrain. In July 2011, we launched Facetones™ with BlueVia, the new global software developer platform of Telefonica, the largest mobile operator in the Spanish speaking world and fourth largest globally. Facetones™ has been initially launched on Telefonica's application store (Mstore) in several global markets and is planned to be launched on additional markets. In August 2011, we launched Facetones™ in Japan for Android users through the DOCOMO market, a mobile internet portal operated by NTT DOCOMO, INC., the largest mobile phone operator in Japan, with more than 50 million users.  In October 2011, Verizon, the largest mobile operator in the US, announced the launch of Facetones™ as a subscription service for Verizon subscribers for $0.99 a month.  We continue to pursue business for Facetones™ together with handset manufacturers. In December 2011, we launched Facetones™ for Symbian in cooperation with Nokia. In January 2012, we launched Facetones™ for iPhone which generates, as of the end of February 2012, close to a thousand daily downloads without any promotion. In March 2012, we shifted from providing an ad-based free-of-charge for iPhone to a one-time fee ads-free app.

In addition to our direct to consumer and carrier marketed versions of the Facetones™ application, we believe that licensing our software to handset makers will provide a growing and significant revenue stream during 2012 and beyond. In November 2011, we announced an agreement with ZTE Corporation, the largest handset maker in China and fourth-largest globally, to preload the Facetones™ application on Android handsets manufactured by ZTE. ZTE will give us a royalty for each device that our software is pre-loaded on. These ZTE handsets will be sold via mobile phone operators and through various OEM contracts to brand name handset manufacturers. In addition, we have entered into a development contract with Nokia, the world’s largest handset maker, to supply Facetones for Nokia’s S3 devices, subsequent to delivering this version of our application it was recently launched on the Nokia Ovi Store.

Early in 2011 we launched our new Video ReMix platform that allows users to download an application for iOS (iPhone, iPad, iPod) or Android phones and create their own music video by tapping on a variety of music beats and video files. Essentially, the user is able to “Remix” this music video content and add his own user generated video to the mix and then view this content or share it with friends via Facebook® or other social networks. This application turns the smartphone or tablet into a virtual video ReMix sound/video board where this “mixing” is accomplished by simple tapping on the touch screen interface. The Video ReMix applications are branded with an artist or sponsor and then monetized via advertising, sponsorship, a-la carte sales or in app store purchases.

 The initial Video ReMix application “Booty Symphony” was developed with Nappy Boy Enterprises, the music production company of the artist T-Pain. Booty Symphony was released in an ad-supported free Android version as well as paid versions for iOS and Android. Our newest application on our Video ReMix platform was delivered in the second quarter of 2011 to partner Corso Communications and its client Heineken. This sponsored version highlighted music and video of the group Dirty Vegas, and was used by Heineken “brand ambassadors” at the Coachella Music festival. We continue to seek new business for this platform with other recording artists and sponsored by additional major brands.

Our Fan Loyalty platform was launched in mid-2011 by co-branding our Fan-Loyalty application with Star Academy 8, the largest music competition in the Middle East and Nokia, the world’s largest handset maker. This platform enables users to obtain video content from the show as well as from behind the scenes, retrieve information regarding the show and vote for their favorite contestants. The free app was launched in partnership with Rotana, a diversified media company and the world's largest producer of music and music television in the Middle East, and sponsored by Nokia. The application featured exclusive content and fully integrated live voting capabilities for the blockbuster "Star Academy" reality music show, which reached over 300 million viewers and was available in over 10 countries in the region.

The Fan Loyalty application for Star Academy was made available exclusively for download on the Ovi Store, and had more than 200 thousand downloads during the season. We are in discussions with several other entertainment groups regarding potential deals for this Fan Loyalty platform.

As of December 31, 2011, we had 24 full time employees and 4 part-time employees.

Our Strategy

Our goal is to become a leading global provider and licensor of mobile video and mobile social applications, services and software, including mobile personalization, and interactive services via our different software platforms. To achieve this goal, we plan to:

Grow our business. On March 12, 2012, we announced the entry into a Merger Agreement pursuant to which Innovate/Protect will merge with and into Merger Sub, our wholly owned subsidiary, with Merger Sub being the surviving corporation through an exchange of capital stock of Innovate/Protect for our capital stock. The objectives of the Merger are to maximize the economic benefits of our intellectual property assets, add significant talent in technological innovation, and be positioned to enhance its opportunities for revenue generation through the monetization of the combined company’s assets. Innovate/Protect is the owner of certain patent assets acquired from Lycos, one of the largest search engine websites of its kind in the mid-late 1990s, including technologies that remain critical to current search platforms. We believe that the Merger, if consummated, will potentially enhance our technology leadership, our portfolio of intellectual property, and as a result open new business opportunities.

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

Generate revenue via software licensing partnerships. We have licensed our software to 2 of the 4 largest handset makers in the world, ZTE and Nokia. We believe that the market for pre-loaded software for mobile devices is a fast growing market that provides broad reach and sustainable recurring revenue.

Continue to build a base of strategically important intellectual property. To date we have filed 24 patents and had 3 issued in the United States and 1 notice of allowance in Europe. We believe that these patents and related filings create a high barrier to entry into our existing businesses. In addition, we believe that our patent will be of interest to other application developers and hardware manufacturers. In addition, we believe that the Merger, if consummated, will substantially increase our intellectual property portfolio, add significant talent in technological innovation, and position the combined company for potential enhanced opportunities for revenue generation through the monetization of the combined company’s assets.

Continue to ensure we have broad handset reach. The breadth of our mobile handset coverage will be critical for us to grow our business. Our video ringtone application already supports over 400 handsets and we diligently certify new mobile handset devices as quickly as possible. Additionally, the WAP version of our service is compatible with almost any device that supports video. We will continue to expand the features available as part of our video ringtone WAP service. Our Video ReMix application runs on iOS (iPhone, iPod, and iPad) and Android devices. Our Facetones™ application platform runs on Android and iPhone devices.

Enhance our viral and social tools. We believe that there is substantial opportunity to increase the social and viral nature of our products, which will be critical for our growth. We will continue to add features to the product platforms to enhance their viral and social aspects and which enable users to connect with their existing social networks on platforms such as Facebook™ and Twitter™.

Maintain and grow our product and technology leadership. Our technical team is made up of highly regarded industry professionals that continually ensure that our product is on the cutting-edge in terms of ease of use, functionality and look and feel. We have filed 24 patent applications for our platform (three of which have been issued to date) and we continue to create new intellectual property. We also have enabled our video ringtone application to work on the Blackberry, Android and Windows Mobile operating systems, even though, those platforms do not natively support video ringtones. Nevertheless, there is no assurance that our application will continue to work on these operating systems in the future. We plan to continue to allocate technical resources to remain ahead of our competition and provide users with a product that is easy-to-use and cutting-edge.

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

Content licensing leadership. We have signed over 35 different content licensing agreements for primarily content material to be used for video ringtones as well as artist content for our Video ReMix platform. We have conducted substantive research of other commercial video ringtone sites and we have not discovered a commercial library with more than 100 video ringtones available for download. Accordingly, we believe our library of more than 12 thousand video ringtones, certain portions of which are geographically restricted, is one of the largest commercial video ringtone libraries in the world. We intend to continue to grow our library to enhance our future revenues although in many markets we will rely on our partners to supplement our library with additional locally licensed content.

ITEM 1A. RISK FACTORS

Our business, financial condition and results of operations and the trading price of our common stock could be materially adversely affected by any of the following risks as well as the other risks highlighted elsewhere in this Annual Report on Form 10-K, particularly the discussions about regulation, competition and intellectual property. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

We may not be able to consummate our Merger with Innovate/Protect.

On March 12, 2012, we entered into a Merger Agreement, pursuant to which Innovate/Protect will merge with and into our wholly owned subsidiary, Merger Sub, with Merger Sub being the surviving corporation through an exchange of capital stock of Innovate/Protect for our capital stock of Vringo. The consummation of the transaction with Innovate/Protect is subject to stockholders approval and other closing conditions. We have expended significant effort and management attention on the proposed transaction. There is no assurance that the transaction will be approved. For example, our stockholders may not approve the transaction. If the transaction is not consummated for any reason, our business and operations, as well as the market price of our stock and warrants may be adversely affected.

The issuance of our shares of common stock to Innovate/Protect stockholders in connection with the Merger will substantially dilute the voting power of our current stockholders.

Pursuant to the terms of the Merger Agreement, it is anticipated that we will issue equity instruments to Innovate/Protect stockholders representing approximately 67.55% of the outstanding equity instruments of the combined company calculated on a fully diluted basis as of immediately following the completion of the Merger. After such issuance, our equity instruments outstanding immediately prior to the completion of the Merger will represent approximately 32.45% of the outstanding equity instruments of the combined company, calculated on a fully diluted basis as of immediately following the completion of the Merger. Accordingly, the issuance of our equity instruments Innovate/Protect stockholders in connection with the Merger will significantly reduce the relative voting power of each share of our common stock held by our current stockholders.

To date, we have generated only losses, which are expected to continue for the foreseeable future.

As of December 31, 2011, we had a cash balance of $1.2 million and $1 million of net working capital. For the years ended December 31, 2011 and 2010 and for the cumulative period from inception until December 31, 2011, we incurred net losses of $7.5 million, $9.9 million and $37.5 million, respectively. As of December 31, 2011, our deficit in stockholders' equity was $1.2 million.

We expect our net losses to continue in the foreseeable future, as we continue to grow our user base through carrier partnerships, continue to ensure we have broad handset reach, enhance our viral and social tools, maintain and grow our product and technology portfolio, build a strong revenue base of recurring monthly subscription revenue, find new forms of distribution, and explore monetization through advertising and revenue through content sales.

We are a development stage company with no significant source of income and our there is a significant doubt about our ability to continue our activities as a going concern.

We are still a development stage company. Our operations are subject to all of the risks inherent in development stage companies which do not have significant revenues or operating income. Our potential for success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, especially technology start-up companies. We cannot provide any assurance that our business objectives will be accomplished. All of our audited consolidated financial statements since inception have contained a statement by our management that raises substantial doubt about us being able to continue as a going concern unless we are able to raise additional capital. Our financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our operations cease.

We believe that current cash levels will be sufficient to support our activity into the fourth quarter of 2012. The continuation of our business is dependent upon the successful consummation of our Merger with Innovate/Protect, or similar merger or acquisition, financing and upon the further development of our products.

The exercise of a substantial number of warrants or options by our security holders may have an adverse effect on the market price of our common stock.

Should our currently outstanding warrants be exercised, there will be an additional 7,885,042 shares of common stock eligible for trading in the public market. In addition, we currently have options outstanding to purchase 4,718,450 shares of common stock, granted as of the reporting date, to our management, employees, directors and consultants. In March 2012, our Board approved participation of all outstanding options in future dividends, as well as, acceleration of vesting of all outstanding options, if certain market conditions are met. In addition, all outstanding options granted to members of the Board shall fully vest if a Board member ceases to be a director at any time during the six-month period immediately following a change of control. Certain options which are outstanding have exercise prices that are below, and in some cases significantly below, recent market price. Such securities, if exercised, will increase the number of issued and outstanding shares of common stock. Therefore, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. The average weighted exercise price of all currently outstanding warrants and options, as of March 30, 2012, is $3.17 per share.

Under the terms of the Merger Agreement, we will issue Innovate/Protect shareholders warrants to purchase 15,959,838 shares of our common stock at an exercise price of $1.76 per share. In addition, all outstanding warrants to purchase Innovate/Protect’s common stock that are outstanding and unexercised immediately prior to the Merger agreement, shall be exchanged for 250,000 shares of our common stock and 850,000 warrants to purchase 850,000 shares of Vringo Common Stock with an exercise price of $1.76 per share. Finally, additional 41,178 options at an exercise price of $0.994 will be issued. As a result of an approval of our merger with Innovate/Protect, the total number of warrants and options held by our security holders will be increased by 16,851,016.

Future sales of our shares of common stock by our stockholders could cause the market price of our common stock to drop significantly, even if our business is performing well.

 We currently have 13,861,423 shares of common stock issued and outstanding, excluding shares of common stock issuable upon exercise of warrants or options. As shares saleable under Rule 144 are sold or as restrictions on resale need, the market price of our stock could drop significantly, if the holders of restricted shares sell them, or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well. We anticipate filing Registration Statements in the near term for the common stock shares underlying (a) the 2,672,756 new warrants issued in February 2012 (including 11,834 warrants issued to our placement agent) and (b) 4,718,450 options currently outstanding under our 2006 Stock Option Plan.

Under the terms of the Merger Agreement, we will issue Innovate/Protect shareholders 16,972,977 of our common stock shares and Series A Convertible Preferred stock, convertible into 21,026,637 of our common stock shares. In addition, all outstanding warrants to purchase Innovate/Protect’s common stock that are outstanding and unexercised immediately prior to the Merger agreement, shall be exchanged for 250,000 shares of Vringo Common Stock and 850,000 warrants to purchase 850,000 shares of Vringo Common Stock with an exercise price of $1.76 per share. Upon the consummation of the Merger, if consummated, the number of outstanding shares of common stock (calculated on a fully diluted basis) held by our security holders will significantly increase.

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

Our applications are compatible with various mobile operating systems including the Symbian, Sony Ericsson, Java, Windows Mobile, Android and Blackberry operating systems. While Windows Mobile, Blackberry and Android do not support video ringtones natively, our development team has enabled our application to work on many devices which utilize these operating systems. Since these operating systems do not support our applications natively, any significant changes to these operating systems by their respective developers may prevent our application from working properly or at all on these systems. If we are unable to maintain our application on these operating systems or on any other operating systems, users of these operating systems will not be able to use our application, which could adversely affect our business and results of operations.

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

Our Facetones™ application creates automated video slideshow using friends' photos from social media web sites, primarily from Facebook®, the world's leading social media site. In the event Facebook® prohibits or restricts the ability of our application to access photos on its site, our business, financial condition, operating results and projected growth could be harmed. In February 2012, we entered into an agreement with Facebook®, which clarifies our permitted use of the Facetones™ mark and domain name.

If our Facetones™ trademark is challenged by another party, our revenue from this application may be adversely affected.

On February 9, 2012, Vringo entered into an agreement with Facebook, Inc. an online social network, relating to the use of our Facetones™ mark and domain name (collectively, the "Facetones Mark").  The Agreement resolved a potential dispute between the parties regarding the Facetones Mark.  Nonetheless, Facebook reserves the right to challenge the Facetones Mark in the future if Vringo violates certain limitations on its use of the Facetones Mark and/or certain conditions are not met.  If Facebook or any other party successfully challenges our Facetones Mark, we will need to rebrand our application, which may have a negative impact on our revenue from this application.

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

Our ability to raise capital through equity or equity-linked transactions may be limited.

In order for us to raise capital through equity or equity-linked transactions, stockholder approval is required to enable us to issue more than 19.99% of our outstanding shares of common stock pursuant to the rules and regulations of the NYSE Amex. Should stockholders not approve such issuances, our sole means to raise capital would be through debt, which could have a material adverse effect on our balance sheet and overall financial condition.

If we are unable to make progress with respect to our plan to regain compliance with the minimum stockholders’ equity requirements imposed by the NYSE Amex within the required timeframes, our common stock could be delisted, which could limit stockholders’ ability to make transactions in our common stock and subject us to additional trading restrictions.

Our common stock and warrants are listed on the NYSE Amex, a national securities exchange, which imposes continued listing requirements with respect to listed shares. In May 2011, we received a letter from the NYSE Amex, stating that we are not in compliance with Section 1003(a)(iv) of the NYSE Amex Company Guide because we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the NYSE Amex, as to whether we will be able to continue operations and/or meet our obligations as they mature.

On June 23, 2011, we submitted a plan to the NYSE Amex addressing how we intend to regain compliance with the continued listing standards by September 30, 2011. Based on the information in our compliance plan and related discussions with the NYSE Amex staff, the NYSE Amex determined that we had made a reasonable demonstration of our ability to regain compliance with Section 1003(a)(iv) of the NYSE Amex Company Guide by September 30, 2011 (subsequently extended to April 15, 2012) and that it would continue the listing of our common stock subject to conditions. The conditions include providing updates to the NYSE Amex staff as appropriate or upon request, but no later than at each quarter completion concurrent with our filing with the Securities and Exchange Commission. If we do not show progress consistent with our compliance plan, or we do not meet the continued listing standards by April 15, 2012, the NYSE Amex could initiate delisting proceedings. While the NYSE Amex has not initiated delisting proceedings, there is no assurance that it will not do so in the future.

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

We may not be able to enforce covenants not-to-compete under current Israeli law, which may result in added competition.

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

Because a substantial portion of our revenues is generated in dollars and euros, while a significant portion of our expenses is incurred in Israeli currency, our revenue may be reduced due to inflation in Israel and currency exchange rate fluctuations.

A substantial portion of our revenues is generated in dollars and euros, while a significant portion of our expenses, principally salaries and related personnel expenses, is paid in Israeli currency. As a result, we are exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of Israeli currency in relation to the dollar or the euro, or that the timing of this devaluation will lag behind inflation in Israel. Because inflation has the effect of increasing the dollar and euro costs of our operations, it would therefore have an adverse effect on our dollar-measured results of operations. The value of the New Israeli Shekel, or NIS, against the United States Dollar, the Euro and other currencies may fluctuate and is affected by, among other things, changes in Israel’s political and economic conditions. Any significant revaluation of the NIS may materially and adversely affect our cash flows, revenues and financial condition. Fluctuations in the NIS exchange rate, or even the appearance of instability in such exchange rate, could adversely affect our ability to operate our business.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our New York office, which serves as our corporate U.S. executive office, is located at 44 W. 28th Street New York, New York. The per annum rent for this office is approximately $35 thousand. The research and development facility of our subsidiary is located on the 2nd floor of the BIG Center Building, in 1 Yigal-Allon St, Beit-Shemesh, Israel. The facility is subject to a 2-year lease and the annual rent is approximately $65 thousand. Both of these leases will expire in May 2012. We believe that our existing facilities are adequate to accommodate our business needs.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any litigation in any court, and management is not aware of any contemplated proceeding by any government authority against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the NYSE Amex under the symbol "VRNG" since July 27, 2010. The following table sets forth the high and low sales prices for our common stock:

	High	Low
Year ending December 31, 2011
First quarter	$2.30	$1.49
Second quarter	$2.45	$1.01
Third quarter	$2.05	$1.14
Fourth quarter	$1.64	$0.99

	High	Low
Year ending December 31, 2010
Third quarter	$3.35	$1.25
Fourth quarter	$3.10	$2.04

Our public warrants have been listed on the NYSE Amex under the symbol "VRNGW" since July 27, 2010. The following table sets forth the high and low sales prices for our public warrants:

	High	Low
Year ending December 31, 2011
First quarter	$0.26	$0.04
Second quarter	$0.25	$0.01
Third quarter	$0.15	$0.00
Fourth quarter	$0.12	$0.01

	High	Low
Year ending December 31, 2010
Third quarter	$0.35	$0.16
Fourth quarter	$0.39	$0.09

Holders

As of March 27, 2012, we had 61 holders of record of the outstanding shares of our common stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements (including notes to the consolidated financial statements) and the other consolidated financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Actual results and timing of events could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We provide a range of software products for mobile video entertainment, personalization and mobile social applications. Our comprehensive software platforms include applications that allow users to: (i) create, download and share mobile video entertainment content in the form of video ringtones for mobile phones, (ii) create social picture ringtone and ringback content in the form of animated slideshows sourced from friends’ social networks, (iii) create ReMixed video clips from artists and branded content, and (iv) utilize Fan Loyalty mobile applications for contestant based reality TV shows. We believe that our services represent the next stage in the evolution of the mobile content and mobile social applications market. We anticipate that the mobile content and service market will begin to migrate from standard audio ringtones and content to high-quality video services, with social networking capability and integration with web systems. We also believe that social network information and updates will be shared regularly when friends regularly communicate by voice and by text. Our video ringtone solutions and other mobile social and video applications, which encompass a suite of mobile and PC-based tools, enable users to create, download and share video and other social content with ease as part of the normal communication process, and provide our business partners with a consumer-friendly and easy-to-integrate monetization platform.

We are a development stage company. From inception through December 31, 2011, we have raised approximately $31.8 million. These amounts have been used to finance our operations, as until now, we have not yet generated any significant revenues. From inception through December 31, 2011, we recorded losses of $37.5 million and net cash outflow from operations of $29.3 million. Our average monthly cash burn rate from operations for the year ended December 31, 2011, was approximately $0.45 million.

In July 2011, we raised an aggregate amount of $2.5 million through the issuance of Convertible Notes in a private placement. On December 1, 2011, we raised additional $0.85 million through the issuance of additional 817,303 shares of common stock (“December 2011 financing”). Pursuant to the December 2011 financing, all Convertible Notes (and accrued interest) were converted into 2,671,026 shares of common stock. In February 2012, we entered into agreements with holders (the “Holders”) of certain of our outstanding Special Bridge and Conversion Warrants, pursuant to which the Holders exercised warrants to purchase 3,828,993 shares of our common stock for aggregate proceeds of $3.6 million. Refer also to Note 17 to the accompanying financial statements.

Subsequent to year end, on March 12, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VIP Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), and Innovate/Protect, Inc., a Delaware corporation and an intellectual property firm founded in 2011 whose wholly-owned subsidiary, I/P Engine, holds eight patents that were acquired from Lycos Inc. (“Innovate/Protect”), pursuant to which Innovate/Protect will merge with and into Merger Sub, with Merger Sub being the surviving corporation (the “Surviving Corporation”) through an exchange of capital stock of Innovate/Protect for capital stock of Vringo (the “Merger”).

Under the terms of the Merger Agreement, upon completion of the Merger, (i) each share of then-outstanding common stock of Innovate/Protect, par value $0.0001 per share (“Innovate/Protect Common Stock”) (other than shares held by us, Innovate/Protect or any of our and their subsidiaries, which will be cancelled at the completion of the Merger) will be automatically converted into the right to receive the number of shares of our common stock, par value $0.01 per share (“Vringo Common Stock”) equal to the Common Stock Exchange Ratio (as defined below) and (ii) each share of then-outstanding Series A Convertible Preferred Stock of Innovate/Protect, par value $0.0001 per share (total 6,968 shares outstanding) (“Innovate/Protect Series A Stock” and together with the Innovate/Protect Common Stock, “Innovate/Protect Capital Stock”) (other than shares held by us, Innovate/Protect or any of our and their subsidiaries, which will be cancelled at the completion of the Merger) will be automatically converted into the right to receive the same number of shares of Vringo Series A Convertible Preferred Stock (“Vringo Preferred Stock”), which 6,968 shares shall be convertible into an aggregate of 21,026,637 shares of Vringo Common Stock. The Vringo Preferred Stock will have the powers, designations, preferences and other rights as will be set forth in a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock to be filed by us prior to closing. The Common Stock Exchange Ratio initially is 3.0176, subject to adjustment as set forth in the Merger Agreement. In addition, at the effective time of the Merger, Vringo will issue to the holders of Innovate/Protect Capital Stock and the holder of Innovate/Protect’s issued and outstanding warrant (on a pro rata as-converted basis) an aggregate of 15,959,838 warrants to purchase an aggregate of 15,959,838 shares of Vringo Common Stock with an exercise price of $1.76 per share. The issued and outstanding warrant to purchase Innovate/Protect Common Stock shall be exchanged for 250,000 shares of Vringo common stock and 850,000 warrants to purchase 850,000 shares of Vringo Common Stock with an exercise price of $1.76 per share.

In addition, at the effective time of the Merger, each outstanding and unexercised option to purchase Innovate/Protect Common Stock (each a “Innovate/Protect Stock Option”), whether vested or unvested will be converted into and become an option to purchase Vringo Common Stock and we will assume such Innovate/Protect Stock Option in accordance with the terms of the Innovate/Protect 2011 Equity Incentive Plan. After the effective time of the Merger, (a) each Innovate/Protect Stock Option assumed by us may be exercised solely for shares of Vringo Common Stock and (b) the number of shares of Vringo Common Stock and the exercise price subject to each Innovate/Protect Stock Option assumed by us shall be determined by the Common Stock Exchange Ratio.

Immediately following the completion of the Merger, the former stockholders of Innovate/Protect are expected to own approximately 55.41% of the outstanding common stock of the combined company, and our current stockholders are expected to own approximately 44.59% of the outstanding common stock of the combined company. On a fully diluted basis, the former stockholders of Innovate/Protect are expected to own approximately 67.55% of the outstanding common stock of the combined company, and our current stockholders are expected to own approximately 32.45% of the outstanding common stock of the combined company.

We have expended significant effort and management attention on the proposed transaction. There is no assurance that the transaction contemplated by the Merger Agreement will be consummated. If the transaction is not consummated for any reason, our business and operations, as well as the market price of our stock and warrants may be adversely affected. We are currently evaluating the effect of the proposed Merger on our financial statements. We believe such effect will be material.

As of December 31, 2011, we had approximately $1.2 million in cash and cash equivalents. We believe that current cash levels will be sufficient to support our activity into the fourth quarter of 2012. The continuation of our business, as a going concern is dependent upon the successful consummation of our Merger with Innovate/Protect, or similar merger or acquisition, financing, and upon the further development of our products. There can be no assurance, however, that any such opportunities will materialize. All of our audited consolidated financial statements since inception have contained a “going concern” reference by our auditors, expressing substantial doubt about our ability to continue as a going concern.

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

Cost of revenue

Cost of revenue consists primarily of third party expenses directly related to providing our service in launched markets. In addition, these costs include royalty fees for content sales and amortization of prepaid content licenses. Cost of revenue does not include expenses related to product development, integration, and support. These costs are included in research and development and marketing expenses.

Research and development expenses

 Research and development expenses consist primarily of salary expenses of our development and quality assurance engineers in our research and development facility in Israel, outsourcing of certain development activities, preparation of patent filings, labor cost incurred in connection with customer integration, server and support functions for our development environment.

Marketing expenses

Marketing expenses include the salary of all business development and marketing personnel, travel expenses relating to business development activity and trade shows, as well as public relations, advertising, ongoing customer relations and customer acquisition expenses. As we increase our sales, certain commissions to agents will affect marketing expenses.

General and administrative expenses

General and administrative expenses primarily include the salary of our finance and administrative personnel, rental costs, legal and accounting fees, insurance, telephone and other office expenses including depreciation and amortization.

Non-operating income (expenses)

Non-operating income (expenses) includes transaction gains (losses) from foreign exchange rate differences, interest on deposits, bank charges, interest and discount amortization expenses on our venture loan and Convertible Notes. In addition, non-operating income (expenses) includes a gain on restructuring of venture loan in light of the settlement agreement signed June 8, 2011. As well as fair value adjustments of derivative liabilities on account of the Special Bridge Warrants and the Conversion Warrants, which are highly influenced by our stock price at the period end (revaluation date).

Income taxes

Our effective tax rate differs from the statutory federal rate primarily due to differences between income and expense recognition prescribed by income tax regulations and generally accepted accounting principles. We utilize different methods and useful lives for depreciating and amortizing property and equipment and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. In addition, our income tax expense has been adjusted for the effect of foreign income from our wholly owned subsidiary. At December 31, 2011, our deferred tax assets generated from our U.S. activities were entirely offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be generated. The deferred tax assets and liabilities generated from our subsidiary's operations are not offset by an allowance, as in our estimation, they are more likely than not to be realized.

Our subsidiary generates net taxable income from services it provides to us. The subsidiary charges us for research, development, certain management and other services provided to us, plus a profit margin on such costs, which is currently 8%. On December 5, 2011, the Knesset (Israel’s Parliament) approved the Law to Change the Tax Burden (Legislative Amendments) - 2011. According to the new law, the corporate tax rate will be 25% starting in 2012. However, the subsidiary is a "Beneficiary Enterprise" as defined in amendment No. 60 to the Israeli Law for the Encouragement of Capital Investment, 1959, which means that income arising from its approved research and development activities is subject to zero percent tax for a period of two years and a reduced tax rate for the subsequent five years. The subsidiary elected to receive the zero percent tax benefits for the fiscal years of 2007-2008. In January 2011, new legislation amending the Investment Law was enacted. According to the amendment, the uniform tax rate applicable to the zone where the production facilities of the subsidiary are located would be 15% in 2011 and 2012, 12.5% in 2013 and 2014, and 12% in 2015 and thereafter. Under the transitory provisions of the newly legislated amendment, the subsidiary irrevocably implemented the new law while waiving benefits provided under the current law.

Results of Operations

Year ended December 31, 2011, 2010 and the development stage period (cumulative from inception through December 31, 2011)

Revenue

	Year Ended December 31,			Cumulative from inception to December 31,
	2011	2010	Change	2011
	U.S.$ thousands
Revenue	718	211	507	949

During the year ended December 31, 2011, we recorded revenues of $718 thousand, which represents an increase of $507 thousand (or 240%) from revenues recorded for the year ended December 31, 2010. The increase was mainly due to increased video ringtone subscription revenue in Malaysia ($312 thousand in 2011, compared to the $94 thousand in 2010), and the United Arab Emirates ($90 thousand in 2011, compared to the $54 thousand in 2010), development of Facetones™ ($75 thousand recognized in 2011), development of Fan Loyalty application ($80 thousand recognized 2011), Video ReMix platform ($30 thousand recognized in 2011). In the first quarter of 2012, the number of subscribers in Malaysia was reduced due to system updates of recycled numbers from the regulated carrier database. We do not expect this change to have a material effect on our future revenue.

At the end of 2009 we commenced monetization of our subscription service by launching with carriers primarily in Malaysia and Armenia. As a result, the increase in revenue in 2010, in the total amount of $191 thousand, was mainly related to revenues from those revenue-sharing agreements. In Malaysia, we recognized $94 thousand (compared to $2 thousand in 2009). In Armenia we recognized $35 thousand (compared to $17 thousand in 2009). In addition, we recorded $54 thousand from subscription service launched in 2010 in the United Arab Emirates.

From inception through December 31, 2011, we recorded revenues of $949 thousand, which includes $623 thousand from revenue share subscription services, $118 thousand from one-time setup fees, $89 thousand from Facetones™, $80 thousand from Fan Loyalty application formats, $30 thousand from Video ReMix platform and $9 thousand from applications sold.

We expect to continue to generate a substantial portion of our future revenues from: (i) Facetones™ preloads through the agreement with ZTE, (ii) Facetones™ app, Video ReMix, and Fan Loyalty application platforms, (iii) revenue-sharing agreements in Malaysia, Singapore, United Arab Emirates and UK.

Cost of Revenue

	Year Ended December 31,			Cumulative from inception to December 31,
	2011	2010	Change	2011
	U.S.$ thousands
Cost of revenue	155	180	(25)	366

During the year ended December 31, 2011 our cost of revenue was $155 thousand, which represents an increase of $180 thousand (-14%) from our cost of revenue for the year ended December 31, 2010. Our cost of revenue is mainly comprised of cost of services related to the provision of content to end-users and cost of hosted servers needed to support our service in markets where we have launched our product. The decrease in cost of revenue recorded year ended December 31, 2011, compared with year ended December 31, 2010, is mainly related to a decrease in content purchases and content related amortization expenses.

We commenced monetization of our subscription service model at the end of 2009. As a result, cost of revenue recorded in 2010 increased by 481%, or $149 thousand, compared to 2009.

We expect that cost of revenue will increase over time, as we diversify the portfolio of our products. As some of these costs are fixed irrespective of our revenues, we expect our gross margin to increase, as our revenues increase.

Research and Development

	Year Ended December 31,			Cumulative from inception to December 31,
	2011	2010	Change	2011
	U.S.$ thousands
Research and development	2,017	2,503	(486)	13,371

Research and development expenses decreased from $2,503 thousand to $2,017 thousand (-19%) during the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease is primarily due to lower salary and compensation expenses, a result of salary reductions (a decrease of $351 thousand compared to 2010), offset by the effect of a separation agreement signed with one of our officers, and lower consulting costs (a decrease of $170 thousand compared to 2010), all as part of the cost saving plan implemented by us in early 2011.

Research and development expenses increased from $1,975 thousand to $2,503 thousand (27%) in the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase in 2010 was mainly due to enhanced research and development efforts and increased share based compensation expenses, related to options granted in connection with our IPO in 2010.

From inception through December 31, 2011, research and development expenses amounted to approximately $13.4 million. Of this amount, approximately $8.7 million was attributed to salaries and related expenses, $0.5 million to share based payments, $2.1 million was attributed to sub-contracting and consulting services, $0.9 million was attributed to operating expenses, $0.3 million was attributed to overhead and $0.9 million was attributed to patent expenses.

As our business matures and our revenues increase, we expect that our research and development expenses will grow at a slower rate than our corresponding revenues and marketing expenses. We also expect that our compensation costs will increase due to the recording of the expense related to the options granted to management and employees.

Marketing

	Year Ended December 31,			Cumulative from inception to December 31,
	2011	2010	Change	2011
	U.S.$ thousands
Marketing	2,193	2,183	10	11,211

Marketing expenses increased slightly from $2,183 thousand to $2,193 thousand (0%) during the year ended December 31, 2011, compared to the year ended December 31, 2010. The main changes were higher advertising costs, mainly in connection with Facetones™ launch ($498 thousand in 2011 compared to $279 thousand in 2010), offset by a decrease in consulting costs mainly related to the cost saving plan implemented by us in early 2011 ($195 thousand in 2011 compared to $36 thousand in 2010).

During the year ended December 31, 2010, marketing expenses increased by $431 thousand (25%), to $2,183 thousand, from $1,752 thousand in the year ended December 31, 2009. The growth in our marketing expenses for the year ended December 31, 2010, was in part due to the hiring, in April 2010, of Mr. Perlman, our current CEO, whose efforts are focused on marketing and business development. In addition, the growth relates to the vesting of 2010 options grants for employees, thereby increasing the respective compensation expense. Furthermore, we had an increase in public relations and advertising costs in connection with new commercial launches in 2010.

From inception through December 31, 2011, marketing expenses amounted to approximately $11.2 million. Of this amount, approximately $5.0 million was attributed to salaries, $1.0 million was attributed to share based payments and related expenses, $2.2 million was attributed to travel and trade shows, $1.6 million was attributed to sub-contracting and consulting services, $1.3 million was attributed to public relations services and customer acquisition expenses and $0.1 million was attributed to overhead expenses.

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

General and Administrative

	Year Ended December 31,			Cumulative from inception to December 31,
	2011	2010	Change	2011
	U.S.$ thousands
General and administrative	2,777	1,840	937	8,269

General and administrative expenses increased from $1,840 thousand to $2,777 thousand (51%) during the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase was mainly due to higher professional fees connected to aborted merger and acquisition activities, venture loan settlement and December 2011 financing (an increase of $643 thousand compared to 2010), due to increased share-based compensation (an increase of $290 thousand compared to 2010), and increased cost of labor and expenses incurred in connection with being a public company (an increase of $45 thousand compared to 2010).

During the year ended December 31, 2010, general and administrative expenses increased $272 thousand (17.3%), to $1,840 thousand, from $1,568 thousand in the year ended December 31, 2009. The increase is mostly due to the increase in various professional fees in connection with becoming a public company. In addition, there was an increase of in additional insurance costs for our directors’ and officers’ liability insurance and an increase in compensation expenses due to new option grants in 2010.

From inception through December 31, 2011, general and administrative expenses totaled approximately $8.3 million. Of this amount, approximately $2.2 million was attributed to salaries and related expenses, $1.6 million was attributed to share based payments, $1.8 million was attributed to various office expenses, $2.1 million was attributed to professional fees and $0.5 million was attributed to depreciation and amortization.

We expect that our general and administrative expenses will increase, as we expect to incur significant costs in connection with future merger, acquisition and financing activities. These costs will be reflected in increased accounting, legal and insurance costs, as well as, increased costs related to meeting our obligations under the Sarbanes-Oxley Act. We also expect that our compensation costs will increase significantly due to the recording of expense related to management share based compensation.

Non-operating income (expense), Net

	Year Ended December 31,			Cumulative from inception to December 31,
	2011	2010	Change	2011
	U.S.$ thousands
Non-operating income (expense), net	(965)	(3,412)	(2,447)	(5,159)

During the year ended December 31, 2011, we recorded net non-operating expense in the amount of $1.0 million, compared to a net non-operating expense in the amount of $ 3.4 million, in the year ended December 31, 2010.

During the year ended December 31, 2011, we recorded $1.0 million income in connection with the settlement of the venture loan. This income was offset by non-operating expense of approximately $0.4 million recorded in connection with the revaluation of the Special Bridge Warrants and the Conversion Warrants and $1.5 million recorded in connection with interest and amortization of a discount on the venture loan and the Convertible Notes (including the recording of an additional beneficial conversion feature on the Convertible Notes).

During 2010, we recorded non-operating expense, net in the amount of $3.4 million, primarily due to the recording of the Bridge Notes, issued on December 29, 2009, at their residual value at the closing of Bridge Financing, pursuant to which we recorded additional interest costs for the bridge notes of $1.1 million. In addition, as a result of the conversion of the Bridge Notes we recorded an additional interest expense of approximately $1.1 million on account of the beneficial conversion feature from the loan and an additional $0.1 million on account of the additional Special Bridge Warrants issued to investors in the Bridge Financing, in addition to the original 795,200 such warrants issued upon the closing of Bridge Financing. Additional interest expense on account of the loan amortization of $0.3 million in addition to the interest expense recorded for the venture loan was also recorded in this period. In connection with the granting of the lead investor warrants we recorded additional interest expense of $1.3 million. We also recorded approximately $0.1 million of interest expense for bridge notes and approximately $0.4 million of interest expense for the venture loan. In addition, we recorded $1.0 million income in connection with the adjustment of the fair value of the Special Bridge Warrants and Conversion Warrants.

During 2009, we recorded non-operating expenses primarily in connection with interest on venture loan. In addition, we recorded a loss of $0.18 million on extinguished debt from the modification of the terms of the venture loan in December 2009.

From inception through December 31, 2011, non-operating expense totaled approximately $5.2 million. This amount included: income from interest on deposits of $0.2 million, interest expense on venture loan of $1.6 million, $0.1 million of debt extinguishment expense related to the Series B Convertible Preferred Stock, $0.2 million of debt extinguishment expenses as a result of the loan modification agreement with SVB/Gold Hill, $1.0 million of additional interest expense as a result of the conversion of the convertible loan, $0.3 million of warrant amortization and $1.1 million of additional interest expense from the bridge notes, $1.3 million as additional interest expense for warrants granted to lead investors of the Bridge Financing, $1.0 million income in connection with the settlement of the venture loan, and non-operating income of $0.6 million for the adjustment of the fair value of the Special Bridge Warrants and the Conversion Warrants, and $1.3 million expense recorded in connection with amortization of discount on Convertible Notes.

We expect that our non-operating expenses will remain high and volatile, as we continue to fund our operations through additional financing. In particular, non-operating expenses will be affected by the adjustments to fair value of our derivative instruments. Fair value of these derivative instruments depends on variety of assumptions, such as estimations regarding triggering of down-round protection and estimated future share price. An estimated increase in the price of our common stock increases the value of the warrants and thus results in a loss on our statement of operations. In addition, high estimated probability of a down round protection, increases the value of the warrants and again results in a loss on our statement of operations. Also see Note 11 to the accompanying financial statements.

Taxes on Income

	Year Ended December 31,			Cumulative from inception to December 31,
	2011	2010	Change	2011
	U.S.$ thousands
Taxes on income	90	35	55	119

During the year ended December 31, 2011, we recorded income tax expense in the total amount of $90 thousand, which reflects an increase of $55 thousand compared to tax expense of $35 thousand recorded in the year ended December 31, 2010. In addition, income tax expense recorded during the year ended December 31, 2010, which reflects a decrease of $38 thousand compared to tax expense of $73 thousand recorded in the year ended December 31, 2009. Taxes on income are mainly due to taxable profits generated by our subsidiary, as a result of the intercompany cost plus agreement between us and the subsidiary, whereby the subsidiary performs development and other services for us and is reimbursed for its expenses plus 8%. In addition, during the year ended December 31, 2011 and 2010, we recorded income tax expense of $35 thousand and $5 thousand, respectively, in connection with tax withheld at source by our partner in Malaysia, which we do not expect to be reclaimed.

From inception through December 31, 2011, income tax expense totaled $119 thousand. We expect tax expense to increase as our business grows and as our subsidiary continues to profit from the cost plus agreement.

Liquidity and Capital Resources

As of December 31, 2011, we had a cash balance of $1.2 million and $1million in net working capital. The decrease of $4.2 million in our cash balance from December 31, 2010, was mainly due to cash used by us in our business operations ($ 5.4million) and venture loan repayment ($2.1 million), offset by the receipt of the funds from the Convertible Notes ($2.5 million) and the December 2011 financing ($0.85 million). As of December 31, 2011, our total deficit in stockholders' equity was $1.2 million, mainly due to continued operating deficits from inception to date, and partially due to the classification of the Special Bridge Warrants and the Conversion Warrants as derivative liabilities rather than equity securities.

During February 2012, approximately 90% of the then outstanding Special Bridge and Conversion Warrants, previously classified as a long-term liability, were exercised for an aggregate amount of $3.6 million. In addition, as part of the transaction, certain holders of the exercised warrants were granted with additional warrants to purchase approximately 2.66 million of our shares. According to a preliminary estimation, the total effect, including the offsetting impact of classification of some of above-mentioned warrants as a long-term liability (see Note 17 to the accompanying financial statements), is an increase of approximately $4.1 million in our total stockholder’s equity.

The continuation of our business, as a going concern is dependent upon the successful consummation of our Merger with Innovate/Protect, or similar merger or acquisition, financing, and upon the further development of our products. There can be no assurance, however, that any such opportunities will materialize.

We anticipate that we will continue to issue equity and/or debt securities as a source of liquidity, when needed, until we generate positive cash flow to support our operations. We cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance our operations may require stockholder approval and will dilute existing stockholders' ownership. We cannot guarantee when or if we will ever generate positive cash flow.

Cash flows

	Year ended December 31,			Cumulative from inception to December 31,
	2011	2010	Change	2011
	U.S.$ thousands
Net cash used in operating activities	(5,380)	(6,361)	(981)	(29,303)
Net cash provided by (used in) investing activities	(6)	2,499	(2,505)	(606)
Net cash provided by financing activities	1,198	8,520	7,322	31,160

Operating activities

During the year ended December 31, 2011, net cash used in operating activities totaled $5.4 million. During the year ended December 31, 2010, net cash used in operating activities totaled $6.4 million. The $1.1 million decrease in net cash used in operating activities was primarily due to increase in revenue and a reduction in workforce related costs, in connection with the cost reduction plan implemented in the early part of 2011.

During the year ended December 31, 2009, net cash used in operating activities totaled $4.8 million. The increase of $1.6 million used in operating activities, compared to 2009, was mainly due to payments to service providers in connection with our IPO, and other payments made in connection with becoming a public company. These costs included: auditors fees, increased directors insurance and legal counsel.

We expect our net cash used in operating activities to decrease in the future, as we move towards greater revenue generation.

Investing activities

During the year ended December 31, 2011, net cash used in investing activities totaled $6 thousand. These included a decrease in restricted deposit in the total amount of $21 thousand and asset purchases in 2011, in the total amount of $27 thousand. Fixed asset purchases in the year ended December 31, 2010 amounted to $86 thousand compared to $34 thousand for the year ended December 31, 2009. The increase in fixed asset purchases in 2010 was due to the need to replace certain fixed assets that had fully depreciated and to improve the servers in the research and development facility of our Israeli subsidiary.

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

We expect that net cash used in investing activities will mildly increase as we intend to continue to upgrade our computers and software in 2012. Moreover, as our service continues to grow, we will need to increase our server capacity to meet the needs of our customers.

Financing activities

 During the year ended December 31, 2011, net cash provided by financing activities totaled $1.2 million, which relates to the repayment and settlement of the venture loan in the total amount of $2.1 million on the one hand, and receipt of proceeds from issuance of Convertible Notes, in the total amount of $2.5 million, plus, receipt of proceeds from December 2011 financing in the total amount of $0.85 million, on the other. See also Notes 8, 9 and 11, to the accompanying financial statements.

During the year ended December 31, 2010, net cash provided by financing activities totaled $8.5 million, which relates to the net proceeds received as a result of our IPO, partially offset by repayment of principal on the venture loan, in the total amount of $0.8 million.

During the year ended December 31, 2009, net cash provided by financing activities totaled $2.2 million, which relates to issuance of Bridge Notes, in the total amount of $2.98 million, partially offset by repayment of principal on the venture loan, in the total amount of $0.8 million.

Until we reach profitability, we expect we will continue to explore financing opportunities, through private and public investments and merger and acquisition activity. Other than the proposed merger with Innovate/Protect, we have no specific financing plans at this time.

Future operations

In March 2012, we entered into the Merger Agreement with Innovate/Protect. We believe that the Merger, if consummated, will maximize the economic benefits of our intellectual property portfolio, add significant talent in technological innovation, and potentially enhance our opportunities for revenue generation through the monetization of the combined company’s assets. Innovate/Protect is the owner of certain patent assets acquired from Lycos, one of the largest search engine websites of its kind in the mid-late 1990s, including technologies that remain critical to current search platforms. The completion of the Merger is subject to a number of conditions and there can be no assurance that the conditions to the completion of the Merger will be satisfied and the Merger will be consummated.

In the fourth quarter of 2011, we announced an agreement with ZTE Corporation, the largest handset maker in China and fourth-largest globally, to preload the Facetones™ application on Android handsets, which is scheduled to commence in the second quarter of 2012. As part of the commercial terms of the agreement, these handsets will be sold via mobile phone operators and through various OEM contracts to brand name handset manufacturers. Similar arrangement are being pursued with other handset manufacturers, although there can be no assurance that any such opportunities may arise.

We are currently in discussions with several potential strategic partners and mobile carriers and we will be pursuing additional agreements over the next 12 to 24 months. In addition, we are continuing to explore further opportunities for strategic business alliances, however, there can be no assurance that any such opportunities may arise, or that any such opportunities will be consummated.

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

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our consolidated financial statements for the year ended December 31, 2011, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements, for the year ended December 31, 2011.

Accounting for Stock-based Compensation

We account for stock-based awards under FASB ASC718, "Compensation—Stock Compensation" (formerly SFAS 123R, "Share-Based Payment"), which requires measurement of compensation cost for stock-based awards at fair value on the date of grant and the recognition of compensation over the service period in which the awards are expected to vest. In addition, for options granted to consultants, FASB ASC 505-50, "Equity-Based Payments to Non Employees" is applied. Under this pronouncement, the measurement date of the option occurs on the earlier of counterparty performance or performance commitment. The grant is revalued at every reporting date until the measurement date. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

We determine the fair value of stock options granted to employees, directors and consultants using the Black-Scholes-Merton and the Lattice (for out-of-money option grants to employees and directors) valuation models, those require significant assumptions regarding the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. Due to insufficient history, we estimate our expected stock volatility relying significantly on historical stock volatility from comparable companies.

These option pricing models utilize various inputs and assumptions, which are highly subjective. Had we used different assumptions, our results may have been significantly different. For further information on judgments and assessments used, refer to Note 11 to the accompanying consolidated financial statements.

Valuation of Financial Instruments

On December 29, 2009, we consummated a bridge financing pursuant to which we issued 5% subordinated convertible promissory notes, ("Bridge Notes"), in the aggregate amount of $2.98 million in a private placement, as well as warrants to purchase 795,200 shares of common stock (the "Special Bridge Warrants") (together the "Bridge Financing"). Proceeds from the Bridge Financing were first allocated to the Special Bridge Warrants, which were classified as a derivative liability and recorded at fair value, with the residual amount allocated to the Bridge Notes.

On December 1, 2011, we entered into financing agreements which triggered anti-dilution provisions in certain of our outstanding warrants. As a result, the number of shares issuable under certain Special Bridge Warrants increased and the number of Special Bridge Warrants outstanding was adjusted to 2,528,615.

As of December 31, 2011, the Special Bridge Warrants were revalued using the Black-Scholes-Merton and the Monte-Carlo models. As the terms of these warrants include a special down-round protection clause, i.e. in a new issuance of common stock at a lower price than the current exercise price, the current exercise price will be lowered to the new issuance price and the number of warrants granted will increase so that the total exercisable value remains as under the original terms (to 2,528,615). As of December 31, 2010, Special Bridge Warrants were valued using 52.76% expected volatility, a risk-free interest rate of 1.52%, estimated life of 4 years and no dividend yield. The fair value of the common stock was $2.38. As of December 31, 2011, we estimated 50% probability of such protection being activated in April, 2012. We have estimated the value of the down-round protection using a Monte-Carlo simulation. The following assumptions were used: 70.20% expected volatility, a risk-free interest rate of 0.38%, estimated life of 3 years and no dividend yield. The fair value of the common stock was $0.94. Refer to Notes 10, 11 and 17 to the accompanying consolidated financial statements.

Upon the consummation of the IPO, the Bridge Notes automatically converted into 864,332 shares of common stock and 1,728,664 warrants (the "Conversion Warrants"). The Conversion Warrants have down-round protection clauses, i.e. in a new issuance of common shares at a lower price than the current exercise price, the current exercise price will be adjusted to the new issuance price. The Conversion Warrants were revalued using the Black-Scholes-Merton and the Monte-Carlo models and classified as a derivative long-term liability. The assumptions used in this calculation for the date of the IPO were 54% expected volatility, a risk-free interest rate of 2.1%, estimated life of 5 years and no dividend yield. The fair value of the common stock was estimated at $2.79. These warrants were valued again on December 31, 2010, with the decrease in fair value being recorded as non-operating income. The assumptions used in this calculation were 52.85% expected volatility, a risk-free interest rate of 1.77%, estimated life of 4.47 years and no dividend yield. The fair value of the common stock was estimated at $2.38. At December 31, 2011 we estimated a 50% probability of down-round protection being activated in April, 2012. We have estimated the value of the down-round protection using a Monte-Carlo simulation. The following assumptions were used: 70.98% expected volatility, a risk-free interest rate of 0.52%, estimated life of 3.47 years and no dividend yield. The fair value of the common stock was $0.94. Refer to Notes10, 11 and 17 to the accompanying consolidated financial statements.

Subsequent to the balance sheet date, between February 6 and February 14, 2012, we entered into agreements with Holders, pursuant to which the Holders exercised 2,274,235 Special Bridge and 1,554,758 Conversion Warrants to purchase an aggregate of 3,828,993 shares of our common stock for aggregate proceeds of $3.6 million. In addition, we issued new warrants to purchase an aggregate of 2,660,922 shares of common stock at an exercise price of $1.76 per share in consideration for the immediate exercise of the warrants (“Reload Warrants”). 1,392,972 of the Reload Warrants bear down-round protection clauses; as a result, they will be classified as a long term derivative liability and recorded at fair value. Fair value, in the total amount of $1.5 million was calculated using the Black-Scholes-Merton and the Monte-Carlo models, using the following assumptions: 72.89% expected volatility, a risk-free interest rate of 0.79%, estimated life of 5 years and no dividend yield. The fair value of the common stock was $1.76. We estimate there is a 30% probability that down-round protection will be activated in September 2012.

Had we made different assumptions about the fair value of the stock price (before it was publicly traded), risk-free interest rate, volatility, the impact of the down-round provision, or the estimated time that the above-mentioned warrants will be outstanding before they are ultimately exercised, the recorded expense, our net loss and net loss per share amounts could have been significantly different.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2011, we have fully offset our U.S. net deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate U.S. taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance.

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

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. We will implement the provisions of ASU 2011-11 as of January 1, 2013. We do not expect this pronouncement to have a material impact on our financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective for the reasons set forth below.

Our management has identified a material weakness in our disclosure controls and procedures relating to insufficient controls in connection with recognition, valuation and accounting for equity, debt and derivative instruments. We are enhancing our proficiency of the professional literature on these subjects. In addition, we are in the process of remediating this material weakness by broadening the role of external qualified valuation and accounting experts, to allow for our stronger oversight in this area.

Attestation Report of the Independent Registered Public Accounting Firm:

This item is not applicable to smaller reporting companies.

Management’s Annual Report on Internal Control Over Financial Reporting:

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2011, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls:

During the year ended December 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers	Age	Position
Seth M. Siegel *(1)(3)	58	Chairman of the Board
Andrew Perlman	34	Chief Executive Officer, President and Director
Ellen Cohl	45	Chief Finance Officer
Philip Serlin *(2)	51	Director
John Engelman *	56	Director
Geoffrey M. Skolnik *(2)	71	Director
Edo Segal	42	Director

*	Independent Director
(1)	Member of Compensation Committee.
(2)	Member of Audit Committee
(3)	Member of Nominating and Corporate Governance Committee

The following is a brief summary of the background of each of our directors and executive officers. In addition, the following brief summary includes specific information about each director's experience, qualifications, attributes or skills that led the board to the conclusion that the individual is qualified to serve on our board, in light of our business and structure. There are no family relationships among any of the directors or executive officers.

Seth M. Siegel has served as a director since May 2006 and as chairman of the board since March 2010. Mr. Siegel has been working in the corporate and entertainment licensing industry since 1982. Mr. Siegel is a co-founder of The Beanstalk Group, a leading brand licensing agency and consultancy and a part of Omnicon Group Inc. (NYSE:OMC). He continues his relationship with both The Beanstalk Group (as a Vice Chairman) and Omnicom (as a consultant on special projects). He is also, since 2007, co-founder and co-CEO of Sixpoint Partners, a broker/dealer investment banking boutique and provider of financial advisory and alternative investment solutions for private equity funds and middle market companies. Mr. Siegel has advised many Fortune 500 companies in the proper secondary use of their trademarks, trade dress and copyrights, and has served as an adviser and/or as the licensing agent for such leading brand owners as AT&T, IBM, Harley- Davidson, The Stanley Works, Unilever, Ford Motor Company, Chrysler, Hershey Foods, Campbell Soup, The Rubbermaid Group, and Dr. Scholl's. Mr. Siegel has also served as an adviser to and licensing agent for Hanna-Barbera Productions in the retail and promotional licensed applications of its classic characters, including The Flintstones, The Jetsons and Scooby-Doo. Mr. Siegel has lectured throughout the United States and has written articles, opinion pieces, and a criticism for a wide array of publications, including The New York Times Op-Ed page and The Wall Street Journal. From April 1995 to June 2004, he was a regular columnist for Brandweek magazine, addressing a broad range of issues relating to the licensing industry and pop culture. Mr. Siegel has served on the Board of Trustees of the Abraham Joshua Heschel School, including ten years on its Executive Committee. He also served as chairman of the Cornell University Hillel. Mr. Siegel sits on both the Cornell University Council and the Advisory Council of Cornell University's School of Industrial and Labor Relations. He is also a member of the national Board of Directors of AIPAC, a leading foreign policy advocacy organization. Mr. Siegel is also a member of the Council on Foreign Relations. Before his work in the licensing industry, Mr. Siegel practiced law with Frankfurt, Garbus, Klein & Selz (now Frankfurt, Kurnit, Klein & Selz), an entertainment and constitutional law firm in New York. Mr. Siegel received his Bachelor of Science degree from Cornell University and his J.D. from Cornell University Law School.

We believe Mr. Siegel's extensive knowledge of consumer brands and marketing, as well as his leadership experience at The Beanstalk Group qualifies him to serve on our board of directors. His extensive experience with leading brands as co-founder and chief executive officer of The Beanstalk Group provide a significant contribution to us and the board of directors.

Andrew Perlman has served as our Chief Executive Officer since March 2012, as our President from April 2010 and on our board of directors since September 2009. From February 2009 to March 2010, Mr. Perlman served as vice president of global digital business development at EMI Music Group, where he was responsible for leading distribution deals with digital partners for EMI's music and video content. From May 2007 to February 2009, Mr. Perlman served as General Manager of our U.S. operations as well as our Senior Vice President Content & Community. In this position, Mr. Perlman managed our United States operations and led our content and social community partnerships. From June 2005 to May 2007, Mr. Perlman was senior vice president of digital media at Classic Media, Inc., a global media company with a portfolio of kids, family and pop-culture entertainment brands. In his position with Classic Media, Mr. Perlman led the company's partnerships across video gaming, online and mobile distribution. From June 2001 to May 2005, Mr. Perlman served as general manager for the Rights Group, LLC and its predecessors, a mobile content and mobile fan club company, where he oversaw mobile marketing campaigns for major international brands such as Visa and Pepsi. In this role, Mr. Perlman developed and negotiated relationships with technology vendors such as Comverse, Mobile 365 and Mobliss. He was also responsible for selling and executing mobile products including the Britney Spears mobile fan club and Justin Timberlake and American Idol branded karaoke. In addition he also participated in sponsorship deals between Britney Spears and Samsung and Justin Timberlake and Orange U.K. Mr. Perlman holds a Bachelor of Arts in Business Administration from the School of Business and Public Management at George Washington University.

We believe Mr. Perlman's extensive experience in the music and digital media qualifies him to serve on our board of directors. His extensive experience and insights gained both as an executive at start-up companies and as a senior executive at EMI are a significant contribution to us and the board of directors.

Ellen Cohl has served as Chief Financial Officer, and previously as Vice President, Finance & Governance since October 2009, including the role of Compliance Officer as of our IPO in 2010. From September 2005 to September 2008, Ms. Cohl served as Chief Financial Officer and Director of Information Technology for Mandel Foundation R.A. and Mandel Institute, R.A., philanthropic leadership training organizations. From January 2001 to August 2005, Mrs. Cohl served as the Director of Corporate Services and Accounting for Chiaro Networks Ltd., a telecommunications network infrastructure manufacturer. From August 1997 to December 2000, she served as Vice President of Finance and Controller for Virtual Communities, Ltd., a provider of turnkey solutions for the development and management of Web-based communities, which was formerly listed on the NASDAQ Stock Market, Inc. From July 1992 to September 1994, Mrs. Cohl served as an internal auditor for Bank Leumi Trust Company. From August 1995 to July 1997 and from July 1988 to September 1991, Mrs. Cohl served as a senior auditor for Arthur Andersen & Co. in the Tel Aviv and New York offices.

Mrs. Cohl received a Bachelor of Science degree in Accounting from New York University and a Masters in Business Administration from Baruch College. Mrs. Cohl is a Ph.D. candidate in Sustainability and Corporate Governance with the University of Paris - Sorbonne. Mrs. Cohl is a Certified Public Accountant.

Philip Serlin has served as our director since May 2010. Since May 2009, Mr. Serlin has served as chief financial officer and chief operating officer of BioLineRx Ltd., a clinical stage drug development company (NASDAQ/TASE: BLRX). From January 2008 to August 2008, Mr. Serlin served as chief financial officer and chief operating officer of Kayote Networks, Inc., a telecommunications service provider. From January 2006 to December 2007, Mr. Serlin served as chief financial officer of Tescom Software Systems Testing Ltd., an IT services company (TASE: TSCM). From January 2000 to December 2005, he served as chief accounting officer for Chiaro Networks Ltd., a telecommunications network infrastructure manufacturer. From January 1994 to December 1999, Mr. Serlin served as senior manager at Deloitte Touche Tohmatsu (Brightman Almagor & Co.), where he headed the SEC and U.S. accounting department at the Tel Aviv national office. From June 1986 to December 1992, Mr. Serlin served as a senior accountant/analyst at the Securities and Exchange Commission in Washington, D.C. Mr. Serlin holds a Bachelor of Science in Accounting from Yeshiva University and a Master's degree in Economics and Public Policy from The George Washington University. Mr. Serlin is a Certified Public Accountant.

We believe Mr. Serlin's financial and public companies' experience qualifies him to serve on our board of directors.

John Engelman has served on our board of directors since December 2010. Mr. Engelman is a co-founder of Boomerang Media LLC, which specializes in global media and video distribution, and serves as its Co-Chief Executive Officer since its acquisition of Classic Media in 2009. He was co-CEO of Classic Media from 2000 until its acquisition by Entertainment Rights PLC in 2007. Classic Media owns well-known brands such as Fat Albert and the Cosby Kids, The Lone Ranger, Lassie, Rocky and Bullwinkle, Rudolph the Red-Nosed Reindeer, Frosty the Snowman, Masters of the Universe, Ghostbusters, George of the Jungle, The Dudley Do-Right Show, Mr. Magoo, Gumby, Felix the Cat, etc. From 1998 to 2001, Mr. Engelman was an operating partner with Pegasus Capital Advisors, a U.S.-based private equity fund manager that provides capital and strategic solutions to middle market companies. From 1991 to 1997, he was president of Broadway Video, Inc., one of New York's leading entertainment companies. Founded by producer Lorne Michaels, Broadway Video is the production company for "Saturday Night Live," "Late Night with Conan O'Brien", "Wayne's World" and many other popular television series and movies. He began his career at Irell and Manella where he became a tax partner. Mr. Engelman is a graduate of Harvard College and Harvard Law School.

We believe Mr. Engelman's experience in the media and entertainment industries qualifies him to serve on our board of directors. His extensive experience and insights gained both as an executive at Boomerang Media and Classic Media are a significant contribution to us and the board of directors.

Geoffrey M Skolnik has served as a director since June 2011. Mr. Skolnik is president of G.M. Skolnik Associates Inc., a firm specializing in turning around underperforming companies and companies seeking enhanced profits. Mr. Skolnik’s experience has helped companies in the apparel, consumer products, not-for-profit, equipment manufacturing, food, dairy and chemical businesses to enhance their profitability. Mr. Skolnik has had extensive experience as co-owner of a diversified apparel company, Wingspread Corporation and as a senior executive and consultant to both large public companies and smaller entrepreneurial firms. Additionally he served as Chief Operating Officer and Chief Financial Officer of Accessory Network Group, Chief Operating Officer of the Jacques Moret Group, and has held senior management positions with Arrow Shirt Group, Borden International and Worthington Pump Corporation. Mr. Skolnik began his career with Deloitte & Touche and served in Italy for five years, including manager-in-charge of their Rome, Italy office.

Mr. Skolnik holds a B.S. from Ohio University. He served as an advisor to N.Y.U. Stern School of Business, M.B.A. students and the Department of Computer Studies. Currently he serves on the board of two not-for-profit organizations. Mr. Skolnik is a Certified Public Accountant.

We believe Mr. Skolnik’s financial and public companies' experience qualifies him to serve on our board of directors.

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

We believe Mr. Segal's experience as the founder of a technology company qualifies him to serve on our board of directors. His extensive technology insights are a significant contribution to us and the board of directors.

Director Independence

We believe Mr. Siegel, Mr. Skolnik, Mr. Serlin and Mr. Engelman qualify as independent directors in accordance with the standards set by the NYSE Amex as well as Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Accordingly, our board of directors is comprised of a majority of independent directors as required by the NYSE Amex.

Committee of the Board of Directors

Our board of directors has established three standing committees: (1) the Audit Committee, (2) the Compensation Committee and (3) the Nominating and Corporate Governance Committee. Each committee operates under a charter that has been approved by the board of directors, and which is available on our website at http://ir.vringo.com.

Compensation Committee

Our board of directors has established a Compensation Committee, comprised of Mr. Siegel, who is independent and serves as chairman of the Compensation Committee.

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

Audit Committee

Our board of directors has established an Audit Committee, comprised of Mr. Serlin and Mr. Skolnik, both of whom are independent directors. Mr. Serlin serves as chairman of the Audit Committee. Our board of directors has determined that both Mr. Serlin and Mr. Skolnik are "audit committee financial experts" as defined in Item 407(d)(5)(ii) of Regulation S-K.

The Audit Committee is authorized to:

•	approve and retain the independent auditors to conduct the annual audit of our books and records;

•	review the proposed scope and results of the audit;

•	review and pre-approve the independent auditor's audit and non-audit services rendered;

•	approve the audit fees to be paid;

•	review accounting and financial controls with the independent auditors and our financial and accounting staff;

•	review and approve transactions between us and our directors, officers and affiliates;

•	recognize and prevent prohibited non-audit services;

•	establish procedures for complaints received by us regarding accounting matters;

•	oversee internal audit functions;

•	prepare the report of the Audit Committee that SEC rules require to be included in our annual meeting proxy statement.

Nominating and Corporate Governance Committee

Our board of directors has established a Nominating and Corporate Governance Committee, comprised of Mr. Siegel who is an independent director and serves as chairman of the Nominating and Corporate Governance Committee.

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

We have no formal policy regarding board diversity. Our Nominating and Corporate Governance Committee and board of directors may therefore consider a broad range of factors relating to the qualifications and background of nominees, which may include diversity, which is not only limited to race, gender or national origin. Our Nominating and Corporate Governance Committee's and board of directors' priority in selecting board members is identification of persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members and professional and personal experiences and expertise relevant to our growth strategy.

Board Leadership Structure, Executive Sessions of Non-Management Directors

Mr. Perlman currently serves as our Chief Executive Officer and Mr. Siegel, a non-management director, serves as chairman of our board of directors. The board of directors has chosen to separate the chief executive officer and chairman positions because it believes that (i) independent oversight of management is an important component of an effective board and (ii) this structure benefits the interests of all stockholders. If the board convenes for a special meeting, the non-management directors will meet in executive session if circumstances warrant. Mr. Siegel will preside over executive sessions of the board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in the ownership of our common stock and other equity securities. Such persons are required to furnish us copies of all Section 16(a) filings.

Based solely upon a review of the copies of the forms furnished to us, we believe that our officers, directors and holders of more than 10% of our common stock complied with all applicable filing requirements during the fiscal year ended December 31, 2011 except as set forth below:

On February 3, 2011 Form 4/As were filed by Jonathan Medved, Andrew Perlman, Seth Siegel and John Engelman to amend filings of their respective June 21, 2010 IPO Units purchases, in order to reflect the warrant portions of those Units. The Form 4/A relating to the same for Edo Segal was filed subsequently on February 15, 2012. On August 23, 2011, a Form 4 was filed by Jonathan Medved for an option exercise on July 12, 2011. On September 26, 2011 a Form 3 was filed by Geoffrey Skolnik relating to his joining as a director on June 22, 2011.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation awarded to, earned or paid by us to our Chief Executive Officer and other named executive officers for the fiscal years ended December 31, 2011 and 2010:

Name and principal position	Year	Salary ($) (1)	Option awards ($) (2)	All other compensation ($)		Total ($)
Jonathan Medved (3)	2011	$215,255	—	$104,177	(5)	$319,432
Former Chief Executive Officer	2010	$213,531	$1,476,000	$90,802	(5)	$1,780,333

Andrew Perlman	2011	$188,269	$156,325	$—		$344,594
Chief Executive Officer and Director	2010	$142,885	$279,900	$—		$422,785

Ellen Cohl	2011	$127,988	$58,180	$36,841	(6)	$223,009
Chief Financial Officer	2010	$106,540	$73,800	$31,276	(6)	$211,616

Stuart Frohlich (4)	2011	$87,273	$—	$31,097	(7)	$118,370
Chief Operating Officer	2010	$129,693	$210,600	$43,893	(7)	$384,186

(1)	Based upon an average exchange rate of 3.58 and 3.73 between the NIS and U.S. Dollar for 2011 and 2010, respectively.
(2)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Note 11 to the accompanying consolidated financial statements.
(3)	Subsequent to the balance sheet date, in March 2012, we entered into a separation agreement with our former Chief Executive Officer, Jonathan Medved. According to the terms of the separation agreement, Mr. Medved will be entitled to receive salary and benefits during a ninety day notice period and a nine month severance period, and continue to vest stock options after his termination. In addition, options granted to Mr. Medved at $0.01 will fully vest as of June 21, 2012 and the expiration date for exercising all options vested on or before June 21, 2013 is extended to September 21, 2013. Furthermore, granted Mr. Medved an additional 100,000 options at $1.65, subject to good faith compliance upon separation from us. These options will vest over a 3 year period. Refer also to Note 17 to the accompanying consolidated financial statements.
(4)	On July 31, 2011, Stuart Frohlich resigned his position as Chief Operating Officer of Vringo, Inc. As part of his separation agreement, 20,000 of his $0.01 options to purchase shares of our common stock were accelerated.
(5)	Represents contributions to: (a) continued education fund (Keren Hishtalmut), (b) retirement plan feature of Managers' Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $67,580 in 2011 and $58,324 in 2010. In addition, includes payments associated with possession of company-leased vehicle in the amount of $19,578 in 2011 and $18,735 in 2010. Additionally, includes life insurance (Keyman insurance) in the aggregate amount of $17,019 in 2011 and $14,103 in 2010.
(6)	Represents contributions to: (a) continued education fund (Keren Hishtalmut), (b) retirement plan feature of Managers' Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $30,898 in 2011 and $26,177 in 2010. Additionally, includes local travel reimbursement in the aggregate amount of $5,943 in 2011 and $5,099 in 2010.
(7)

Represents contributions to: (a) continued education fund (Keren Hishtalmut), (b) retirement plan feature of Managers' Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $19,938 in 2011 and $31,187in 2010.

In addition, includes payments associated with possession of company-leased vehicle in the amount of $11,159 in 2011 and $12,706 in 2010.

Employment Agreements

Jonathan Medved Separation Agreement

In March 2012, we signed a separation agreement with our former CEO, Jonathan Medved. According to the terms of the separation agreement, and consistent with Mr. Medved’s employment agreement and amendment hereto, Mr. Medved will be entitled to receive salary and benefits during a ninety day notice period and a nine month severance period, and continue to vest stock options after his termination. In addition, options granted to Mr. Medved at $0.01 will fully vest as of June 21, 2012 and the expiration date for exercising all options vested on or before June 21, 2013 is extended to September 21, 2013. Furthermore, granted Mr. Medved an additional 100,000 options at $1.65, subject to good faith compliance upon separation from us. These options will vest over a 3 year period. Refer also to Note 17 to the accompanying consolidated financial statements.

Andrew Perlman Employment Agreement

Andrew Perlman entered into an employment agreement with us dated March 18, 2010. Pursuant to the terms of his employment agreement, Mr. Perlman's term of employment is at the will of the parties and may be terminated by either party for any reason or for no reason. In the event Mr. Perlman terminates his employment without good reason (as defined in the employment agreement), he must provide us with three months advance notice of such termination. In the event he fails to give the requisite notice, he will forfeit the unvested portion of his stock options and his vested stock options will cease to be exercisable subsequent to the termination date.

During the term of his employment, Mr. Perlman's annual base salary is $175,000. In addition, he is eligible for an additional compensation in an amount to be determined by the board of directors, and receives $5,000 at the end of each quarter as an advance for such additional compensation. Upon a Change of Control (as defined in his employment agreement), fifty percent of the unvested portion of his option grants priced at $0.01 and $5.50 will automatically and immediately become fully vested, also refer to Note 17 to accompanying consolidated financial statements.

In March 2012, Mr. Perlman was appointed as our Chief Executive Officer. In connection with Mr. Perlman’s new position, the Board agreed to following revised employment terms: Mr. Perlman will be paid $250,000 per year, he will be entitled to severance, equal to his one year salary, to be paid in the event he ceases to be our Chief Executive Officer pursuant to a change of control. In addition, the Board of Directors approved the grant of options to purchase 450,000 shares at an exercise price of $1.65 per share. We and Mr. Perlman expect to enter into an amendment to his employment agreement to formalize the foregoing terms.

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

Ellen Cohl Employment Agreement

Ellen Cohl entered into an employment agreement with us on October 20, 2010, to act as our principal financial officer. Pursuant to the terms of her employment agreement, Mrs. Cohl's term of employment is at the will of the parties and may be terminated by either party for any reason or for no reason by giving advance written notice of 90 days. Notwithstanding the foregoing, Mrs. Cohl may be dismissed immediately, without prior notice, and with rights to receive no further compensation pursuant to this employment agreement upon the occurrence of any event in which severance payments, in whole or in part, may be denied to Mrs. Cohl pursuant to Israeli law. Such events include, without limitation: (i) indictment for an offense constituting a felony or involving moral turpitude, theft or embezzlement, whether or not involving the company; (ii) Mrs. Cohl's breach of her confidentiality or non-competition obligations pursuant to her employment agreement; or (iii) an act of bad faith by Mrs. Cohl towards the company or any other breach of a fiduciary duty towards the company or any other breach of her employment agreement.

During the term of her employment, Mrs. Cohl receives a gross monthly salary of NIS 35,000, or an aggregate of NIS 420,000 per year (approximately $118,000 as of December 31, 2010). In January 2011, Mrs. Cohl's gross monthly salary was increased to NIS 40,000. Mrs. Cohl shall be reimbursed for all pre-approved expenses, and travel expenses, incurred in connection with her duties pursuant to the employment agreement.

For purposes of examining entitlement to severance payments under law and under her agreement, Mrs. Cohl's tenure commenced on her employment start date of October 1, 2009. To fulfill obligations to pay severance in certain circumstances pursuant to Israeli law, a Manager's Policy has been established for Mrs. Cohl and an amount equal to 15.83% of Mrs. Cohl's annual salary will be deposited towards such Manager's Policy, which amount will be split among an account for severance pay, disability insurance and a pension fund. Except in circumstances that would not require the payment of severance pursuant to Israeli law, in the event of the termination of Mrs. Cohl's employment agreement, the Manager's Policy will be transferred to her personally. The Manager's Policy would not be transferred to Mrs. Cohl in certain circumstances, including breach of confidentiality and non-competition provisions or the breach of fiduciary duties. During the term of Mrs. Cohl's employment agreement, an amount equal to 7.5% of her base salary will be deposited into a Further Education Fund recognized by Israeli income tax authorities. Our contributions under this Section 5.4 will continue only up to the applicable tax-exempt “ceiling” under the income tax regulations in effect from time to time. The funds may be released to Mrs. Cohl upon her written request.

The employment agreement requires Mrs. Cohl to assign inventions and other intellectual property which she conceives or reduces to practice during employment to us and to maintain our confidential information during employment and thereafter. Mrs. Cohl is also subject to a non-competition and a non-solicitation provision that extends for a period of 12 months following termination of her agreement.

Outstanding Equity Awards at 2011 Fiscal Year End

The table below sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2011, granted under our 2006 Stock Option Plan. We have omitted from this table the columns pertaining to stock awards because they are inapplicable.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Option exercise price ($)	Vesting commencement date	Option expiration date
Jonathan Medved (1)	20,833	—	3.00	9/16/2007	9/21/2013	(4)
Jonathan Medved (1)	7,670	4,018	1.50	6/25/2009	9/21/2013	(4)
Jonathan Medved (3)	—	266,667	0.01	6/22/2010	9/21/2012	(4)
Jonathan Medved (2)	150,000	250,000	5.50	6/22/2010	9/21/2013
Andrew Perlman (1)	4,167	—	3.00	7/30/2007	7/30/2013
Andrew Perlman (1)	2,500	—	4.50	1/20/2008	1/20/2014
Andrew Perlman (1)	1,490	677	1.50	2/14/2009	2/14/2015
Andrew Perlman (3)	—	46,667	0.01	6/22/2010	3/17/2016
Andrew Perlman (2)	33,750	56,250	5.50	6/22/2010	3/17/2016
Andrew Perlman(3)	—	46,667	0.01	9/30/2010	1/31/2017
Andrew Perlman(3)	30,000	60,000	5.50	9/30/2010	1/31/2017
Ellen Cohl(3)	—	20,000	0.01	9/30/2010	1/31/2017
Ellen Cohl(3)	6,250	13,750	5.50	9/30/2010	1/31/2017
Ellen Cohl (2)	—	15,000	0.01	6/22/2010	3/17/2016
Ellen Cohl (2)	15,000	25,000	5.50	6/22/2010	3/17/2016

(1)	25% of the options awards vest in arrears on the date which is twelve months after the applicable vesting commencement date, subject to the optionee's continuous service status on such date. The remaining 75% of the options vest in twelve equal quarterly increments (6.25% per quarter) over the subsequent three years, subject to the optionee's continuous service status on the relevant vesting date.
(2)	25% of the options awards vest in arrears on the date which is twelve months after the applicable vesting commencement date, subject to the optionee's continuous service status on such date. The remaining 75% of the options vest in equal annual increments (25% per year) over the subsequent three years, subject to the optionee's continuous service status on the relevant vesting date.
(3)	33% of the options awards vest in arrears on the date which is twelve months after the applicable vesting commencement date, subject to the optionee's continuous service status on such date. The remaining 67% of the options vest in two equal annual increments (33% per year) over the subsequent two years, subject to the optionee's continuous service status on the relevant vesting date.
(4)	Reflects option expiration dates per separation agreement signed in March 2012.
(5)	For additional option grants related subsequent events, also refer to Note 17 to the accompanying consolidated financial statements.

Employee benefit plans

Under Israeli law, our subsidiary is required to make severance payments to dismissed employees and employees leaving employment in certain other circumstances, based on the most recent monthly salary for each year of an employee's service. All of the subsidiary's employees have signed agreements with the subsidiary limiting its severance liability to actual deposits in the above mentioned severance plans, pursuant to Section 14 of the Severance Payment Law of 1963. Also, refer to Note 7 of our consolidated financial statements.

2006 Stock Option Plan

On October 30, 2006, we adopted the 2006 Stock Option Plan, pursuant to which 880 thousand shares of common stock were reserved for issuance. On July 30, 2007, we amended and restated the original plan in its entirety by adopting Amendment No. 1 to Stock Option Plan (the "Stock Option Plan"), which increased the number of common stock reserved for issuance to 2.79 million. In January 2010, the number of common stock reserved for issuance upon the exercise of options was increased to 14.14 million. The awards issuable under the Option Plan include incentive stock options, nonqualified stock options and other options. The Option Plan is administered by our board of directors or a committee appointed by our board of directors, who have the discretion to determine the terms and conditions of awards issued thereunder, including the exercise price and vesting period. The options are exercisable for six years from the effective date. The Option Plan provides for grants or sales of common stock options to employees, directors and consultants.

As of December 31, 2011, we have outstanding options to purchase an aggregate of 2,228,400 shares of our common stock at a weighted exercise price of $3.16 per share pursuant to the Option Plan. Of these outstanding options, 1,577,189 are issued to our current directors and officers.

In January 2012, the Board approved a one year acceleration of option vesting for all option holders, should we be subject to a change of control in a merger and/or acquisition transaction.

In January and February, 2012, our Board approved the granting of 70,000, fully vested options to management and consultants at an exercise price of $0.01 per share. The Board also approved the granting of 734,500 options at an exercise price of $0.96 to its management, employees and consultants. These options will vest over four years (according to the applicable schedule of each optionee). Total value of the options granted is $467 thousand.

For additional information regarding our outstanding options, and related subsequent events, refer to Notes 11 and 17 to the accompanying consolidated financial statements.

Director Compensation

The following table sets forth the compensation of persons who served as a member of our Board of Directors during all or part of 2011, other than Mr. Medved and Andrew Perlman whose compensations is discussed under "Executive Compensation" above and neither of whom is separately compensated for Board service.

	Option	All other
Name	Awards ($) (1)	compensation ($)	Total ($)
Seth Siegel (2)	$105,431	$—	$105,431
Philip Serlin (3)	$—	$15,000	$15,000
Edo Segal (4)	$—	$52,563	$52,563
Ralph Simon (5)	$—	$15,000	$15,000
John Engelman (6)	$29,871	$10,000	$39,871
Geoffrey M. Skolnik (7)	$—	$6,610	$6,610

(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. See Note 11 of the consolidated financial statements for the year ended December 31, 2011, for the assumptions made in the valuation of the equity awards.
(2)	Mr. Siegel performs his duties as Board Chairman and as member of the Compensation Committee and Nominating and Corporate Governance Committee, on a volunteer basis. As of December 31, 2011, 313,333 options were outstanding, of which 117,500 were exercisable.
(3)	Represents payment to Mr. Serlin for Board services and for Audit Committee Chairmanship. As of December 31, 2011, 45,000 options were outstanding, of which 15,625 were exercisable.
(4)	Represents fees paid to two corporations under Mr. Segal's control. As of December 31, 2011, 100,000 options were outstanding, of which 47,083 were exercisable.
(5)	Represents payment to Mr. Simon for Board services and for membership on both the Compensation Committee and Nominating and Corporate Governance Committee, through October 1, 2011. As of October 1, 2011, Mr. Simon has left the Board of Directors to serve on the Advisory Board. As of December 31, 2011, 59,334 options were outstanding, of which 21,042 were exercisable.
(6)	Represents fee earned by Mr. Engelman for Board services through December 31, 2011. As of December 31, 2011, 42,500 options were outstanding, of which 10,625 were exercisable.
(7)	Represents fee earned by Mr. Skolnik for Board services from June 22, 2011 through December 31, 2011. As of December 31, 2011, there were no options outstanding.

We reimburse each member of our Board of Directors for reasonable travel and other expenses in connection with attending meetings of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and accompanying footnotes set forth certain information as of March 30, 2012, with respect to the ownership of our common stock by:

•	each person or group who beneficially owns more than 5% of our common stock;

•	each of our directors and officers; and

•	all of our directors and officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired within sixty days from March 30, 2012, as a result of the exercise of options and warrants. Accordingly, common stock issuable upon exercise of options and warrants that are currently exercisable or exercisable within sixty days of March 30, 2012, have been included in the table with respect to the beneficial ownership of the person or entity owning the options and warrants, but not with respect to any other persons or entities.

The percentage of ownership for each holder is based on 13,861,423 shares of common stock outstanding on March 30, 2012, plus any presently exercisable stock options and warrants held by each such holder, and options and warrants held by each such holder that will become exercisable within sixty days after March 30, 2012.

Name and Address of beneficial owner (1)	Number of Shares of Common Stock Beneficially Owned (2) (3) (4)	Percentage of Common Stock (5)
Five percent or more beneficial owners:	1,242,828	8.5%

Iroquois Master Fund Ltd.
641 Lexington Ave 26FL
New York, NY 10022

Directors and named executive officers:

Seth M. Siegel	313,478	2.2%
Andrew Perlman	184,334	1.3%
John Engelman	92,008	*
Geoffrey Skolnik	—	*
Edo Segal	64,435	*
Philip Serlin	17,813	*
Ellen Cohl	60,000	*

All current directors and officers as a group (7 individuals):	732,068	5.3%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of the individuals is c/o Vringo Inc., 44 W. 28th Street New York, New York, 10001
(2)	Assumes the full exercise of all options and warrants held by the principal stockholders that are exercisable within 60 days of March 30, 2012.
(3)	All ownership is direct beneficial ownership, except for 19,165 shares held in a trust controlled by Seth Siegel.
(4)	Based on information included on Form 3, Form 4, Form 4/A or Schedule 13G filed with the SEC.
(5)	Percentage of common stock excludes the exercise of all options and warrants held by the holder that are not exercisable within 60 days.

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

As of December 31, 2010, Mr. Goldfarb, our co-founder and former officer of the Subsidiary, held approximately 6.0% of our outstanding shares of common stock, respectively. In the year ended December 31, 2010, we paid Mr. Goldfarb for consulting services provided to us, through Degel Software Limited (“Degel”) a total amount of $221 thousand. In January 2011, Mr. Goldfarb entered into a separation agreement with us, as part of which, the vesting of 60 thousand options with an exercise price of $0.01 was accelerated. In addition, pursuant to the separation agreement, we paid Mr. Goldfarb, through Degel, a total amount of $125 thousand.

Our intellectual property counsel is Heidi Brun, the wife of our co-founder, and former officer of the Subsidiary, Mr. David Goldfarb. For the years ended December 31, 2011 and 2010, we paid Heidi Brun, through a law firm which she represents, approximately $66 thousand and $95 thousand, respectively. In addition, until March 31, 2011, our Subsidiary sub-leased part of its office space from Heidi Brun Associates. Total rent paid to Heidi Brun Associates in the year ended December 31, 2011 and 2010 was approximately $4 thousand and $16 thousand, respectively.

Edo Segal, who serves on our board of directors, is the chief executive officer of two consulting firms which we paid approximately $53 thousand and $112 thousand during the years ended December 31, 2011 and 2010, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our auditors from inception and through the year ended December 31, 2011 were Somekh Chaikin, Certified Public Accountants (Israel), a member firm of KPMG International. All of the services described in the following fee table were pre-approved by our Audit Committee.

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2011 and 2010 by Somekh Chaikin, a member firm of KPMG International:

	2011	2010
Audit Fees (1)	$172,000	$422,000
Audit Related Fees (2)	$44,000	$—
Tax Fees (3)	$8,000	$2,500
Total	$224,000	$424,500

(1)	This category includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. In addition, fees paid in 2010, include amounts of $210,000 paid in connection with our IPO and $71,000 paid as issuance cost in connection with our IPO.

(2)	This category includes audit related fees. In particular, 2011 fees include $44,000 paid in connection with merger and acquisition activities.

(3)	Tax fees represent the aggregate fees billed for tax compliance, tax advice, and tax planning.

(4)	Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal independent accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal independent accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal independent accountants in 2011.

Pre-Approval of Audit and Non-Audit Services

All audit and non-audit services provided by KPMG International to us must be pre-approved in advance by our Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3-F-4

Consolidated Statements of Operations	F-5

Statements of Changes in Stockholders' Equity (Deficit)	F-6-F-7

Consolidated Statements of Cash Flows	F-8

Notes to the Consolidated Financial Statements	F-10-F-25

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Vringo, Inc. (a Development Stage Company):

We have audited the accompanying consolidated balance sheets of Vringo, Inc. (a Development Stage Company) and Subsidiary (collectively "the Company") as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2011, and for the cumulative period from January 9, 2006 (inception of operations) through December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vringo, Inc. (a Development Stage Company) and Subsidiary as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, and for the cumulative period from January 9, 2006 (inception of operations) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a deficit in stockholders' equity that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Somekh Chaikin

Somekh Chaikin
Certified Public Accountants (Isr.)
A member firm of KPMG International

Jerusalem, Israel
March 30, 2012

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

		December 31,	December 31,
		2011	2010
	Note	U.S.$	U.S.$
Current assets
Cash and cash equivalents	3	1,190	5,407
Short-term deposit (restricted)		—	20
Accounts receivable		341	80
Prepaid expenses and other current assets	4	187	168

Total current assets		1,718	5,675

Long-term deposit		8	9
Property and equipment	5	144	178
Deferred tax assets—long-term	14	25	27
Total assets		1,895	5,889

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

		December 31, 2011	December 31, 2010
	Note	U.S.$	U.S.$
Current liabilities
Deferred tax liabilities, net—short-term	14	67	50
Accounts payable and accrued expenses*	6	428	421
Accrued employee compensation		228	358
Accrued short-term severance pay	7	—	178
Current maturities of venture loan	8	—	1,262
Total current liabilities		723	2,269
Long-term liabilities
Accrued severance pay	7	165	178
Venture loan	8	—	1,911
Derivative liabilities on account of warrants	10,11	2,172	1,770
Total long-term liabilities		2,337	3,859
Commitments and contingencies	15
Deficit in stockholders' equity	11
Preferred stock, $0.01 par value per share; 5,000,000 authorized; none issued and outstanding as of December 31, 2011 and 2010, respectively		—	—
Common stock, $0.01 par value per share 28,000,000 authorized; 9,954,516 and 5,405,080 issued and outstanding as of December 31, 2011 and 2010, respectively		100	54
Additional paid-in capital		36,281	29,774
Deficit accumulated during the development stage		(37,546)	(30,067)
Total deficit in stockholders' equity		(1,165)	(239)
Total liabilities and deficit in stockholders' equity		1,895	5,889

*	Amounts recorded as of December 31, 2011 and 2010 include $10 and $20 to a related party, respectively.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

		For the year ended December 31,		Cumulative from inception to December 31,
		2011	2010	2011
	Note	U.S.$	U.S.$	U.S.$
Revenue	12	718	211	949

Costs and Expenses*
Cost of revenue		155	180	366
Research and development		2,017	2,503	13,371
Marketing		2,193	2,183	11,211
General and administrative		2,777	1,840	8,269
Total operating expenses		7,142	6,706	33,217
Operating loss		(6,424)	(6,495)	(32,268)

Non-operating income		13	13	480
Non-operating expenses		(14)	(73)	(174)
Interest and amortization of debt discount expense	13	(1,525)	(4,304)	(6,657)
Gain (loss) on revaluation of warrants	10	(402)	952	550
Gain on restructuring of venture loan	8	963	—	963
Loss on extinguishment of debt		—	—	(321)

Loss before taxes on income		(7,389)	(9,907)	(37,427)
Income tax expense	14	(90)	(35)	(119)

Net loss		(7,479)	(9,942)	(37,546)
Basic and diluted net loss per common share		(1.17)	(3.15)	(20.26)

Weighted average number of shares used in computing basic and dilutive net loss per common share		6,372,659	3,154,489	1,853,077

*	Includes expenses in the total amount of $53, $450 and $1,103 to related parties for the years ended 2011 and 2010 and for the cumulative period from inception until December 31, 2011, respectively.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands)

				Deficit
		Series A		accumulated
		convertible		during the
		preferred	Additional	development
	Common stock	stock	paid-in capital	stage	Total
	U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Balance as of January 9, 2006 (inception)	—	—	—	—	—
Issuance of common stock	*—	—	—	—	*—
Issuance of series A convertible preferred stock, net of issuance costs of $33	—	*—	2,321	—	2,321
Stock dividend	20	24	(44)	—	—
Grants of stock options, net of forfeitures—employees	—	—	7	—	7
Grants of stock options, net of forfeitures—non employees	—	—	4	—	4
Net loss for the period	—	—	—	(1,481)	(1,481)
Balance as of December 31, 2006	20	24	2,288	(1,481)	851
Issuance of common stock as part of conversion of convertible loan	2	—	138	—	140
Discounts to temporary equity	—	—	43	—	43
Amortization of discounts to temporary equity	—	—	(4)	—	(4)
Grants of stock options, net of forfeitures—employees	—	—	98	—	98
Grants of stock options, net of forfeitures—non employees	—	—	15	—	15
Net loss for the year	—	—	—	(5,163)	(5,163)
Balance as of December 31, 2007	22	24	2,578	(6,644)	(4,020)
Issuance of warrants	—	—	360	—	360
Amortization of discounts to temporary equity	—	—	(7)	—	(7)
Grants of stock options, net of forfeitures—employees	—	—	18	—	18
Grants of stock options, net of forfeitures—non employees	—	—	11	—	11
Net loss for the year	—	—	—	(7,332)	(7,332)

* Consideration for less than $1.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands)

				Deficit
		Series A		accumulated
		convertible		during the
		preferred	Additional	development
	Common stock	stock	paid-in capital	stage	Total
	U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Balance as of December 31, 2008	22	24	2,960	(13,976)	(10,970)
Issuance of warrants	—	—	60	—	60
Loan modification	—	—	500	—	500
Amortization of discounts to temporary equity	—	—	(7)	—	(7)
Grants of stock options, net of forfeitures—employees	—	—	178	—	178
Grants of stock options, net of forfeiture—non employees	—	—	10	—	10
Net loss for the year	—	—	—	(6,149)	(6,149)
Balance as of December 31, 2009	22	24	3,701	(20,125)	(16,378)
Issuance of common stock, net of issuance costs of $1,768	24	—	9,239	—	9,263
Exchange of series A convertible preferred stock for common stock	24	(24)	—	—	—
Conversion of Bridge notes	9	—	2,536	—	2,545
Amortization of discounts to temporary equity	—	—	(3)	—	(3)
Grants of stock options, net of forfeitures—employees	—	—	883	—	883
Grants of stock options, net of forfeitures—non employees	—	—	29	—	29
Exercise of warrants to charity	*—	—	11	—	11
Grants of warrants to lead investors	—	—	1,342	—	1,342
Grants of warrants to charity	—	—	37	—	37
Exercise of stock options	1	—	—	—	1
Exercise of warrants	2	—	—	—	2
Stock dividend	19	—	(19)	—	—
Reverse stock split	(93)	—	93	—	—
Exchange of series B convertible preferred stock for common stock	46	—	11,925	—	11,971
Net loss for the year	—	—	—	(9,942)	(9,942)
Balance as of December 31, 2010	54	—	29,774	(30,067)	(239)
Grants of stock options, net of forfeitures—employees	—	—	1,300	—	1,300
Grants of stock options, net of forfeitures—non employees	—	—	131	—	131
Exercise of warrants	3	—	—	—	3
Conversion of convertible notes and accrued interest	27	—	2,484	—	2,511
Issuance of shares, net of issuance costs of $65	8	—	777	—	785
Issuance of shares to a consultant	2	—	293	—	295
Issuance of shares in connection with restructuring of venture loan	3	—	210	—	213
Grants of warrants to charity	*—	—	43	—	43
Exercise of stock options	3	—	—	—	3
Beneficial conversion feature recorded in connection with convertible notes	—	—	1,269	—	1,269
Net loss for the year	—	—	—	(7,479)	(7,479)
Balance as of December 31, 2011	100	—	36,281	(37,546)	(1,165)

*    Consideration for less than $1.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

			Cumulative
			from inception
	For the year ended December 31,		to December 31,
	2011	2010	2011
	U.S.$	U.S.$	U.S.$
Cash flows from operating activities
Net loss	(7,479)	(9,942)	(37,546)
Adjustments to reconcile net cash flows used in operating activities:
Items not affecting cash flows
Depreciation and amortization	61	87	454
Change in deferred tax assets and liabilities	24	132	52
Increase (decrease) in accrued severance pay	(177)	—	150
Share-based payment expenses	1,769	2,291	4,462
Accrued interest expense	98	2,512	2,855
Loss (gain) on revaluation of warrants	402	(952)	(550)
Gain on restructuring of venture loan	(963)	—	(963)
Loss on extinguishment of debt	—	—	321
Interest and amortization of discount in connection with convertible notes	1,280	—	1,280
Exchange rate (gains) losses	29	(15)	81
Changes in current assets and liabilities
Increase in accounts receivable, prepaid expenses and other current assets	(283)	(98)	(532)
Increase (decrease) in payables and accruals	(141)	(376)	633
Net cash used in operating activities	(5,380)	(6,361)	(29,303)
Cash flows from investing activities
Acquisition of property and equipment	(27)	(86)	(598)
Decrease (increase) in lease deposits	1	3	(8)
Proceeds from investment in restricted short-term deposits	20	2,582	—
Net cash provided by (used in) investing activities	(6)	2,499	(606)

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

			Cumulative
			from inception
	For the year ended December 31,		to December 31,
	2011	2010	2011
	U.S.$	U.S.$	U.S.$
Cash flows from financing activities
Receipt of venture loan	—	—	5,000
Repayment on account of venture loan	(2,095)	(757)	(3,651)
Receipt of convertible notes	2,500	—	2,500
Issuance of common stock and warrants, net	—	9,263	9,263
Issuance of warrants	—	—	1,070
Receipt of convertible loans	—	—	3,976
Issuance of convertible preferred stock	—	—	12,195
Exercise of common stock options and warrants	8	14	22
Issuance of common stock, net of issuance expenses	785	—	785
Net cash provided by financing activities	1,198	8,520	31,160
Effect of exchange rate changes on cash and cash equivalents	(29)	5	(61)
Increase (decrease) in cash and cash equivalents	(4,217)	4,663	1,190
Cash and cash equivalents at beginning of period	5,407	744	—
Cash and cash equivalents at end of period	1,190	5,407	1,190
Supplemental disclosure of cash flows information
Interest paid	151	386	1,137
Non-cash investing and financing transactions
Conversion of convertible loan into convertible preferred stock	—	—	1,964
Extinguishment of debt	—	—	321
Discount to the series B convertible preferred stock	—	—	43
Allocation of fair value of loan warrants	—	—	334
Allocation of fair value of conversion warrants	—	1,564	1,564
Exchange of series B convertible preferred stock for common stock	—	11,971	11,971
Exchange of series A convertible preferred stock for common stock	—	24	24
Conversion of bridge notes into common stock	—	2,545	2,545
Amortization of discounts to temporary equity	—	3	21
Issuance of shares in consideration of restructuring of venture loan	213	—	213
Beneficial conversion feature recorded in connection with convertible notes	1,269	—	1,269
Conversion of convertible notes into common stock	2,511	—	2,511

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General

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

The Company is engaged in developing software platforms and applications for mobile phones. The Company develops and provides a wide variety of mobile video services, including a comprehensive platform that allows users to create, download and share video ringtones. The Company's proprietary ringtone platform includes social networking capability and integration with web systems.

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

Despite the foregoing, there is still significant doubt as to the ability of the Company to continue operating as a "going concern". The Company has incurred significant losses since its inception and expects that it will continue to operate at a net loss in the foreseeable future. For the year ended December 31, 2011 and for the cumulative period from inception until December 31, 2011, the Company incurred net losses of $7.5 million and $37.4 million, respectively.

In July 2011, the Company raised an aggregate amount of $2.5 million through the issuance of convertible notes (“Convertible Notes”) in a private placement. On December 1, 2011, the Company raised additional $0.85 million through the issuance of 817,303 additional shares of common stock (“December 2011 financing”). In connection with the December 2011 financing, all Convertible Notes (and accrued interest) were converted into 2,671,026 shares of common stock. In February 2012, the Company entered into agreements with holders (the “Holders”) of certain of its outstanding Special Bridge and Conversion Warrants, pursuant to which the Holders exercised warrants to purchase 3,828,993 shares of our common stock for aggregate proceeds of $3.6 million (“February 2012 warrant exercise”). In addition, certain Holders were granted additional warrants to purchase 2,660,922 shares of common stock of the Company, at an exercise price of $1.76 per share. The total issuance costs were $65 thousand. See also Note 17.

The Company believes that following the February 2012 warrant exercise, its current cash levels will be sufficient to support its activity into the fourth quarter of 2012. On March 13, 2012, the Company entered into an agreement and Plan of Merger Agreement (“Merger Agreement”), pursuant to which Innovate/Protect, Inc. (“I/P”) will merge with and into VIP Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), with Merger Sub being the surviving corporation through an exchange of capital stock of I/P for capital stock of the Company. The consummation of the Merger Agreement is subject to stockholder approval and other closing conditions. In addition, the Company is exploring further opportunities, including merger and acquisitions and/or additional financing necessary to ensure that the Company will continue to operate as a going concern. There can be no assurance, however, that any such opportunities will materialize. See description in Note 17.

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

As of December 31, 2011, approximately $303 thousand of the Company's net assets were located outside of the United States.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2 - Significant Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying consolidated financial statements include the accounts of the Parent and the Subsidiary and are presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Development stage enterprise

The Company's principal activities to date have been the research and development of its products and the Company has not generated significant revenues from its planned, principal operations. Accordingly, the Company's financial statements are presented as those of a development stage enterprise.

(c) Translation into U.S. dollars

The currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar ("dollar" or "$"). Therefore, the dollar has been determined to be the Company's functional currency. Transactions in foreign currency (primarily in New Israeli Shekels "NIS") are recorded at the exchange rate as of the transaction date. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected as finance expense in the statement of operations, as they arise. At December 31, 2011, the exchange rate was $1 = NIS 3.821 (December 31, 2010 — $1 = NIS 3.549). The average exchange rate for the year ended December 31, 2011 was $1 = 3.578 NIS (December 31, 2010 — $1 = NIS 3.733).

(d) Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include timing and realization of deferred tax assets and liabilities, allowances for doubtful accounts, valuation of convertible preferred and common stock, warrants and derivative instruments, share-based payments, warrants, income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(e) Cash and cash equivalents

For the purpose of these financial statements, all highly liquid investments with original maturities of three months or less are considered cash equivalents.

(f) Accounts receivables and allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The need for an allowance for doubtful accounts is based on the Company’s best estimate of the amount of credit loss in the Company’s existing receivables. The need for an allowance is determined on an individual account receivable basis. The Company considers customers’ historical payment patterns, general and industry specific economic factors in determining their customers’ probability of default. The Company reviews the need for an allowance for doubtful accounts on a monthly basis. From inception through December 31, 2011 neither write-offs, nor provision for doubtful accounts for was created. The Company does not have any significant off-balance-sheet credit exposure related to its customers.

(g) Derivative instruments

The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. The Company's derivative instruments include a Special Bridge Warrant and a Conversion Warrant which have been recorded as a liability, at fair value, and are revalued at each reporting date, with changes in the fair value of the instruments included in the statement of operations as non-operating income or expense.

(h) Property and equipment

Property and equipment is stated at historical cost, net of accumulated depreciation. Depreciation is calculated according to the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows:

%
Office furniture and equipment	7-33
Computers and related equipment	33

Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease.

(i) Revenue recognition

Revenue from subscription services and software development and licenses is recognized if collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and delivery of the service has been rendered. Revenues from non-refundable up-front fees are recognized according to the guidance in SAB Topic 13.A.3.f. As these up-front fees relate to the hosting of the service over a period of the contract, the Company recognizes these up-front fees over the life time of the contract. According to ASU 2009-13, Revenue Recognition (Topic 605), which was early-adopted by the Company in 2009, the Company uses management's best estimate of selling price for individual elements in multiple-element arrangements, where other sources of evidence are unavailable.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2 - Significant Accounting and Reporting Policies (cont'd)

(j) Cost of revenue

Cost of revenue consists primarily of direct costs that the Company pays to third parties in order to operate its products in launched markets. These expenses include the costs associated with production servers serving the end-users, royalty fees for content sales, amortization of prepaid content licenses.

(k) Research and development

Research and development expenses are expensed as incurred and consist primarily of payroll and facilities charges associated with the research, development and integration of our current and future products.

(l) Advertising and Promotional costs

We expense advertising and promotional costs in the period in which they are incurred. For the years ended December 31, 2011, 2010, and cumulative from inception till December 31, 2011, advertising and promotional expenses totaled approximately $271 thousand, $141 thousand, and $923 thousand, respectively.

(m) Accounting for share-based payments

Share-based payment is recognized as an expense in the financial statements and such cost is measured at the grant-date fair value of the equity-settled award. The expense is recognized using the straight-line method, over the requisite service period, and is reduced for estimated forfeitures.

(n) Income taxes

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

Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite management's belief that the Company's liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. The Company may adjust these accruals as relevant circumstances evolve, such as guidance from the relevant tax authority, its tax advisors, or resolution of issues in the courts. The Company's tax expense includes the impact of accrual provisions and changes to accruals that it considers appropriate, as well as related interest and penalties. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified.

The Company accounts for its income tax uncertainties in accordance with ASC Subtopic 740-10 which clarifies the accounting for uncertainties in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

(o) Reverse stock split

On June 21, 2010, immediately prior to the closing of the IPO, the Company's outstanding shares of preferred stock were exchanged for shares of common stock and the Company effected a 1 for 6 reverse stock split of its common stock. The Company issued a stock dividend to holders of the preferred stock prior to the split and exchange. All share and per share amounts retroactively reflect the reverse stock split, unless otherwise indicated.

(p) Net loss per share data

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. However, as the Company generated net losses in all periods presented, potentially dilutive securities, comprised mainly of warrants and stock options, are not reflected in diluted net loss per share because the effect of such shares is anti-dilutive.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2 - Significant Accounting and Reporting Policies (cont'd)

The table below presents the computation of basic and diluted net losses per common share:

			Cumulative
			from inception
	Year ended December 31,		to December 31,
	2011	2010	2011
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stock shares (basic and diluted)	(7,479)	(9,942)	(37,546)
Denominator:
Weighted average number of common stock shares outstanding during the period (basic and diluted)	6,241,048	2,958,568	1,797,582
Weighted average number of penny stock options and warrants (basic and diluted)	131,611	195,921	55,495
Basic and diluted shares of common stock outstanding	6,372,659	3,154,489	1,853,077
Basic and diluted net losses per share of common stock	(1.17)	(3.15)	(20.26)

(q) Long lived assets

Long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is to be determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

(r) Commitments and Contingencies

Liabilities for loss contingencies arising from assessments, estimates or other sources are to be recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

(s) Fair value measurements

The Company measures fair value in accordance with ASC 820-10, "Fair Value Measurements and Disclosures" (formerly SFAS 157, "Fair Value Measurements"). ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1- Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

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

(t) Recently issued and adopted accounting standards

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company will implement the provisions of ASU 2011-11 as of January 1, 2013. The impact on our financial statements is believed to be immaterial.

(u) Reclassification

Certain balances have been reclassified to conform to current year presentation.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 - Cash and Cash Equivalents

	As of December 31,
	2011	2010
	U.S.$ thousands	U.S.$ thousands
Cash	779	597
Cash equivalents (money market funds)	—	4,542
In currency other than U.S. dollars	411	268
	1,190	5,407

Note 4 - Prepaid Expenses and Other Current Assets

	As of December 31,
	2011	2010
	U.S.$ thousands	U.S.$ thousands
Government institutions	6	30
Prepaid expenses and others	181	138
	187	168

Note 5 - Property and Equipment

	As of December 31,
	2011	2010
	U.S.$ thousands	U.S.$ thousands
Computers, software and equipment	475	452
Furniture and fixtures	42	38
Leasehold improvements	81	81
	598	571
Less: accumulated depreciation and amortization	(454)	(393)
	144	178

As of December 31, 2011 and 2010, approximately $116 thousand and $138 thousand of the aggregate value of the Company's net book value of property and equipment was located in Israel, respectively. During the years 2011 and 2010, the Company recorded $61 thousand and $87 thousand of depreciation and amortization expense, respectively, and $454 thousand cumulatively from inception.

Note 6 - Accounts Payable and Accrued Expenses

	As of December 31,
	2011	2010
	U.S.$ thousands	U.S.$ thousands
Accounts payable and accrued expenses	428	403
Deferred revenue	—	18
	428	421

Note 7 - Accrued Severance Pay

Under Israeli law, the Subsidiary is required to make severance payments to dismissed employees, and employees leaving employment in certain other circumstances. All of the Subsidiary's employees signed agreements with the Subsidiary, limiting the Subsidiary's severance liability to actual deposits in the insurance policies, as per Section 14 of the Severance Payment Law of 1963.

The recorded severance liability represents special contractual amounts to be paid to our former Chief Executive Officer, upon termination of his respective employment agreement (see Note 17 for subsequent events). There are no statutory or agreed-upon severance arrangements with U.S. employees. Severance pay expense, net, for the current year amounted to $56 thousand (2010 - $168 thousand, cumulative from inception - $1,040 thousand).

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8 - Venture Loan

On September 24, 2008, the Company drew-down on a venture loan in the total amount of $5 million. As a result of the draw-down, the Company issued to the lenders warrants to purchase 152,602 shares of series B convertible preferred stock.

On December 29, 2009, the Company entered into a Loan Modification Agreement (the "LMA") with the lenders of the venture loan pursuant to which principal payments were deferred until the consummation of the IPO. The new facility bore an interest rate of 9.5% per annum with an effective interest rate of 18%. In connection with the LMA, the original warrants previously issued to the lenders were terminated and the Company issued the lenders new warrants ("Senior Lenders Warrants") to purchase 250,000 shares of common stock, at an exercise price of $2.75 per share. In exchange, the lenders granted the Company a six month moratorium on principal payments for the venture loan and extended the repayment period for one year until March 2013. After the principal moratorium, under the modified bank repayment terms, the principal and interest were repaid in monthly payments of $142 thousand each.

The Senior Lender Warrants were exercisable at any time before the tenth anniversary of the date they were issued. On the date of the LMA, the loan was recorded at fair market value of $3.70 million, the warrants were recorded at $500 thousand, representing the difference between the fair market value of the new warrants and the fair market value of the previously issued warrants, and the difference between the carrying value of the loan and the fair market value of the loan and the warrants resulted in a loss on the extinguishment of debt in the amount of $180 thousand. The fair value of the loan was assessed using an interest rate of 12%, which represented market conditions for a similar loan.

On June 8, 2011, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the lenders of the venture loan (the "Lenders"), pursuant to which the Lenders agreed to accept less than the full amount owed to them by the Company. As part of the Settlement Agreement, the Company immediately repaid $331 thousand, and placed an additional $1.051 million as collateral into a restricted account. In addition, the Company issued the Lenders 250,000 shares of its common stock, in exchange for the Senior Lender Warrants, which were cancelled. In July 2011, the Company repaid the outstanding $1.051 million balance of its venture loan, using the funds set aside in the restricted account. The difference between the fair market value of the shares of common stock issued and the fair market value of the cancelled Senior Lender Warrants, amounting to $213 thousand, was recorded in the statement of stockholders’ equity (deficit). In addition, the difference between the carrying value of the loan and the total sum of future payments on the loan, including the above mentioned $213 thousand, net of legal fees, resulted in a gain on restructuring of debt, in the total amount of $963 thousand, recorded in the statements of operations. Basic and diluted per share gain on restructuring of venture loan for the year ended December 31, 2011 is $0.15 (cumulative - $0.52).

Changes in the balance of the venture loan are as follows:

U.S.$ thousands
Loan balance at January 1, 2010	3,703
Loan repayments	(757)
Amortization of loan discount	227
Loan balance at December 31, 2010	3,173
Repayment as per Settlement Agreement	(1,382)
Loan repayments	(713)
Amortization of loan discount	98
Gain on restructuring of venture loan	(963)
Issuance of shares in consideration of restructuring of venture loan	(213)
Loan balance at December 31, 2011	—

Note 9 - Convertible Notes

In July, 2011, the Company entered into agreements (“Securities Purchase Agreements”) with selected accredited investors (the “Purchasers”) to sell and issue Convertible Notes in the aggregate amount of $2.5 million. The Convertible Notes were to mature on January 1, 2012 (the “Maturity Date”) unless earlier converted, and bear interest at a rate of 1.25% per annum. Interest on the Convertible Notes is due on the Maturity Date unless earlier converted. The Company’s obligations under the Convertible Notes were secured by a security interest in all of the Company’s assets, including a pledge over the shares of its wholly-owned subsidiary, pursuant to the Security Purchase Agreements.

The Convertible Notes were convertible into shares of common stock at a conversion price equal to the lower of (i) the closing price of the Company’s common stock on the announcement date of the note offering, (ii) the closing price of the Company’s common stock on the closing date of the note offering and (iii) a ten percent (10%) discount to the price at which the securities are sold in the new stock offering. Consummation of a future stock offering, would automatically trigger conversion of the Convertible Notes and any accrued interest into the same securities and contain the same terms (other than the conversion price, which is set forth above) as in the subsequent stock offering.

On December 1, 2011, the Company raised an additional $0.85 million through the issuance of 817,303 additional shares of common stock in a private placement. Pursuant to the December 2011 financing, all Convertible Notes (and accrued interest) were converted into 2,671,026 shares of common stock. The conversion of the Convertible Notes triggered anti-dilution provisions in certain of our outstanding warrants (see Note 11).

As of the date of the issuance of the Convertible Notes, an amount of $89 thousand was initially allocated to additional paid-in capital in respect of the beneficial conversion feature, with a corresponding discount to the Convertible Notes, to be amortized as interest expense over the repayment period of the Convertible Notes. The December 2011 financing determined the actual conversion price at $0.94. As a result the amount allocated to discount and the beneficial conversion feature was adjusted to $1,269 thousand. The discount was fully amortized to interest expense at conversion; as a result, $1,269 thousand was recorded in the statement of operations, as interest expense.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10 - Fair Value Measurements

The Company measures its cash equivalents, Special Bridge Warrants and Conversion Warrants at fair value. Cash equivalents are classified within Level 1 because they are valued using quoted active market prices. The Special Bridge Warrants and Conversion Warrants are classified within Level 3 because they are valued using the Black-Scholes-Merton and the Monte-Carlo models (as these warrants include a down-round protection clause, see Note 11) which utilize significant inputs that are unobservable in the market such as the expected stock price volatility, dividend yield, probability and timing of the down-round being triggered and the remaining period of time the warrants will be outstanding before they expire.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
	December 31,	for identical	observable	unobservable
	2011	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
Description	U.S.$ thousands
Liabilities
Derivative liabilities on account of warrants	2,172	—	—	2,172
Total liabilities	2,172	—	—	2,172

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
	December 31,	for identical	observable	unobservable
	2010	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
Description	U.S.$ thousands
Assets
Cash equivalents	4,542	4,542	—	—
Total assets	4,542	4,542	—	—
Liabilities
Derivative liability on account of warrants	1,770	—	—	1,770
Total liabilities	1,770	—	—	1,770

In addition to the above, the Company's financial instruments at December 31, 2011 and 2010, consisted of cash, accounts receivable, long-term deposits, accrued expenses, and the venture loan (December 31, 2010, only). The carrying amounts of all the aforementioned financial instruments approximate fair value, except for the fair value of the venture loan, for the year ended December 31, 2010, for which the carrying amount of the venture loan was $3,173 thousand and the fair value was estimated at $3,317 thousand.

The following table summarizes the changes in the Company's liabilities measured at fair value using significant unobservable inputs (Level 3) during the year ended December 31, 2011:

	Level 3
	Special Bridge	Conversion
	Warrants	Warrants	Total
	U.S.$ thousands
Original allocated amount	1,070	—	1,070
Additional allocated amount (upon IPO)	88	1,564	1,652
Fair value adjustment included in statement of operations	(382)	(570)	(952)
Balance at December 31, 2010	776	994	1,770
Fair value adjustment included in statement of operations	511	(109)	402
Balance at December 31, 2011	1,287	885	2,172

Note 11 - Stockholders' Equity (Deficit)

(a) Common Stock

In June 2010, the Company completed an IPO of 2,392,000 units (see Note 1).

On December 1, 2011, the Company completed an additional financing round, in which it issued 817,303 shares of common stock. In connection with the financing round the Convertible Notes were converted into equity (see Note 9), and 2,671,026 shares of common stock were issued to the Convertible Notes holders. In addition, pursuant to the commencement of the above mentioned financing round, the Company issued 208,159 shares of common stock to one of its consultants.

Subsequent to the balance sheet date, between February 6 and February 14, 2012, 3,828,993 of the Company’s outstanding Special Bridge Warrants and Conversion Warrants were exercised. As a result, the Company issued 3,828,993 shares of common stock. See Note 17.

The following table summarizes information about the Company's issued and outstanding common stock from inception through December 31, 2011, on a post-split basis:

Shares of common stock
0.01$ par value
Balance as of January 9, 2006 (inception)	—
Issuance of common stock to two founders for a net amount of $5	83
Stock dividend of 3,999 shares for each share of outstanding stock in their respective classes	333,250

Balance as of December 31, 2006	333,333
Issuance of common stock in lieu of beneficial conversion terms contained in the convertible loan agreement	33,449

Balance as of December 31, 2007	366,782
Issuance of common stock	—

Balance as of December 31, 2008	366,782
Issuance of common stock	—

Balance as of December 31, 2009	366,782
Issuance of common stock, in connection with IPO (see Note 1)	2,392,000
Exchange of series A convertible preferred stock for common stock(see Note 11 b)	392,315
Conversion of Bridge notes (see Note 1)	864,332
Stock dividend(see Note 11 b)	311,451
Exchange of series B convertible preferred stock for common stock(see Note 11 b)	765,466
Exercise of charitable warrants	11,044
Exercise of lead investor warrants (see Note 11 f)	241,173
Exercise of stock options	60,517

Balance as of December 31, 2010	5,405,080
Exercise of lead investor warrants (see Note 11 f)	241,173
Exercise of stock options	341,913
Issuance of common stock, in connection venture loan settlement (see Note 8)	250,000
Exercise of charitable warrants	19,862
Issuance of common stock, to consultants	208,159
Conversion of convertible notes (see Note 9)	2,671,026
Issuance of common stock, in connection with December 2011 financing	817,303
Balance as of December 31, 2011	9,954,516

(b) Preferred Stock

On May 8, 2006, the Company issued 98 shares of series A convertible preferred stock (on a post-split basis) for a net amount of $2.35 million. On August 8, 2006, the Company declared a stock dividend of approximately 3,999 shares for each share of outstanding stock in their respective classes. The Company treated this transaction as a stock dividend with no adjustment to the par value per respective share due to legal restrictions. Upon the consummation of the IPO, the Series A convertible preferred stock were granted a 15% stock dividend, and then exchanged for shares of common stock and recorded as such (see table above).

On July 30, 2007, the Company issued 765,466 shares of series B convertible preferred stock (on a post-split basis) which was categorized as temporary equity. Upon the consummation of the IPO, the Series B convertible preferred stock previously classified as temporary equity was granted a 33% stock dividend, and then exchanged for shares of common stock and recorded as such (see table above).

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11 - Stockholders' Equity (Deficit) (cont'd)

(c) Common stock reserved for issuance upon exercise of stock options

On October 30, 2006, the Company adopted the 2006 Stock Option Plan, pursuant to which 880 thousand shares of common stock were reserved for issuance. On July 30, 2007, the Company amended and restated the original plan in its entirety by adopting Amendment No. 1 to Stock Option Plan (the "Stock Option Plan"), which increased the number of common stock reserved for issuance to 2.79 million. In January 2010, the number of common stock reserved for issuance upon the exercise of options in the Stock Option Plan was increased to 14.14 million.

(d) Stock options

The Stock Option Plan provides for grants or sales of common stock options to employees, directors and consultants. Options granted in connection with the Company's Stock Option Plan are exercisable for six years from the grant date. Options are generally forfeited, if not exercised, within ninety days of termination of employment or service to the Company.

For the years ended December 31, 2011 and 2010 the Company recorded compensation expense of $1,769 thousand and $912 thousand, respectively. Cumulative from inception the Company has recorded compensation expense of $3,023 thousand, in respect of stock options granted.

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

The fair value of options granted in 2011 to employees and directors at an exercise price of $0.01 was calculated using the Black-Scholes-Merton model, which takes into consideration the share price at the date of grant, the exercise price of the option, the expected life of the option, risk free interest rates, expected dividend, and the expected volatility. The following assumptions were used: an expected life of 4-4.25 years, a risk-free interest rate of 1.44%-1.55% and an expected volatility of 52.21%-47.89% and no dividend yield. The fair value of the common stock used for this calculation was $1.68.

The fair value of options, granted in 2011, to employees and directors at an exercise price of $5.50 was calculated using the Lattice model, which takes into consideration the share price at the date of grant, the exercise price of the option, the expected life of the option, risk free interest rates, expected dividend, and the expected volatility. The Company uses the Lattice option pricing model for the valuation of options to employees and directors that are not plain vanilla. The following assumptions were used: an expected life of 6 years, a risk-free interest rate of 2.38% and an expected volatility of 56.41% and no dividend yield. The fair value of the common stock used for this calculation was $1.68.

In 2011, the fair value of options granted to consultants was calculated using the Black-Scholes-Merton model. The following assumptions were used: expected life of 2-6 years, a risk free interest rate of 0.29%-2.38% and an expected volatility of 45.71%-59.69% and no dividend yield. The fair value of the common stock used for this calculation was $0.99-$1.70.

As of December 31, 2011, there were approximately 11.5 million shares of common stock available for future grants.

On March 17, 2010, the Board approved the granting of options to management, directors and consultants. The Board approved the granting of 1,392,000 options at an exercise price of $0.01. These options vest yearly over three and four year periods, according to the applicable schedule of each optionee. The Board also approved the granting of 1,420,000 options at an exercise price of $5.50 to its employees, directors and consultants. These options vest over four years. Vesting of options granted during 2010 commenced in June through December 2010, according to the applicable schedule of each optionee, and when the terms were communicated.

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

In January and February 2012 the Board of Directors approved the granting of 70,000, fully vested options to management and consultants at an exercise price of $0.01 per share. The Board also approved the granting of 734,500 options at an exercise price of $0.96 to its management, employees and consultants. These options will vest over four years (according to the applicable schedule of each optionee). The fair value of options granted in January and February 2012 was calculated using the Black-Scholes-Merton model. The following assumptions were used: an expected life of 4.25-6 years, a risk-free interest rate of 0.71%-1.19% and an expected volatility of 67.26%-75.78% and no dividend yield. The fair value of the common stock used for this calculation was $0.96-$1.21 and no dividend yield. The Company expects that the total value of the options granted will be approximately $467 thousand.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11 - Stockholders' Equity (Deficit) (cont'd)

(e) Stock option activity

The following table summarizes information about stock option activity for the year ended December 31, 2011:

			Weighted
	No. of shares	No. of shares	average exercise price
	Employees	Non-Employees	U.S.$
Outstanding at January 1, 2011	2,378,908	128,000	$2.76
Granted	496,500	73,000	$3.04
Exercised	(302,413)	(39,500)	$0.01
Expired	(169,759)	(18,000)	$3.46
Forfeited	(318,336)	—	$3.23
Outstanding at December 31, 2011	2,084,900	143,500
Exercisable at December 31, 2011	690,121	50,074

The following table summarizes information about stock option activity for the year ended December 31, 2010:

			Weighted
	No. of shares	No. of shares	average exercise price
	Employees	Non-Employees	U.S.$
Outstanding at January 1, 2010	237,677	45,250	$2.58
Granted	2,708,000	104,000	$2.74
Exercised	(60,517)	—	$0.21
Forfeited	(506,252)	(21,250)	$2.87
Outstanding at December 31, 2010	2,378,908	128,000
Exercisable at December 31, 2010	128,804	32,150

For cumulative period ended December 31, 2011, the Company granted a total of 3,595 thousand stock options to its employees, directors and consultants at an average exercise price of $2.82. For the cumulative period ended December 31, 2011, 402 thousand stock options were exercised.

The following table summarizes information about employee and non-employee stock options outstanding as of December 31, 2011:

Options outstanding			Options exercisable
	Weighted			Weighted
	average	Weighted		average	Weighted
	remaining	average		remaining	average
Number	contractual	exercise	Number	contractual	exercise
Outstanding	life (years)	price	Outstanding	life (years)	price
1,218,563	4.38	$5.5	472,355	4.35	$5.5
40,001	2.28	$4.5	35,897	2.26	$4.5
25,000	1.67	$3.0	25,000	1.67	$3.0
56,584	2.08	$1.5	48,274	1.84	$1.5
888,252	4.37	$0.01	158,669	4.36	$0.01

2,228,400			740,195

As of December 31, 2011, the total aggregate intrinsic value of options outstanding was $593 thousand, of options exercisable $107 thousand and of options exercised $816 thousand. As of December 31, 2010, the total aggregate intrinsic value of both the options outstanding and options exercisable was $0 thousand, the total intrinsic value of options exercised was $134 thousand. The total fair value of stock options that vested in the years ended December 31, 2011, 2010 and cumulative from inception till December 31, 2011 amounts to $1,761 thousand, $206 thousand and $3,015 respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2011, 2010 and cumulative from inception till December 31, 2011 was $0.91, $1.69 and $1.57, respectively.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11 - Stockholders' Equity (Deficit) (cont'd)

The following table represents respective annual amortization of unrecognized share based compensation expense:

Year ending December 31,	U.S.$ thousands
2012	1,015
2013	679
2014	158
1,852

(f) Warrants

Conversion Warrants, Special Bridge Warrants and Reload Warrants

On December 29, 2009, the Company consummated a Bridge Financing pursuant to which it issued 5% subordinated convertible promissory notes, ("Bridge Notes"), in the aggregate amount of $2.98 million in a private placement, as well as warrants to purchase 795,200 shares of common stock (the "Special Bridge Warrants") (together the "Bridge Financing"). Proceeds from the Bridge Financing were first allocated to the Special Bridge Warrants, which were classified as a derivative liability and recorded at fair value, with the residual amount allocated to the Bridge Notes. The Special Bridge Warrants have down-round protection clauses and their fair value is calculated using the Black-Scholes-Merton model at every reporting period. Upon the consummation of the IPO, the Company issued a further 69,132 Special Bridge Warrants to the holders of the Bridge Notes to reflect the final offering price of the IPO units. These warrants were valued on the date of the IPO by using the Black-Scholes-Merton model.

Upon the consummation of the IPO, the Bridge Notes were automatically converted into 864,332 shares of common stock and 1,728,664 warrants (the "Conversion Warrants"). The Conversion Warrants granted to the Bridge Note holders were classified as a derivative long-term liability. Also see Note 10.

On December 1, 2011, the Company entered into Subscription Agreements with certain accredited investors pursuant to which the Company issued 817,303 shares of common stock at $1.04 per share, a 20% discount to the closing price of the Company’s common stock on November 30, 2011. Upon the closing of the Financing, the Company’s outstanding Convertible Notes in the aggregate principal amount of $2.5 million automatically converted into 2,671,026 shares of common stock at $0.94 per share, a 10% discount to the purchase price in the Financing. The foregoing issuances triggered down-round and anti-dilution provisions in outstanding Special Bridge and Conversion Warrants. As a result, the number of shares issuable to the holders of the Special Bridge Warrants was adjusted to 2,528,615 and the exercise price for both Special Bridge and Conversion Warrants adjusted to $0.94.

As of December 31, 2011, the Special Bridge Warrants were revalued using the Black-Scholes-Merton and the Monte-Carlo models. As the terms of these warrants include a special down-round protection clause, i.e. in a new issuance of common stock at a lower price than the current exercise price, the current exercise price will be lowered to the new issuance price and the number of warrants granted will increase so that the total exercise amount remains as under the original terms (approximately $2.4 million). We estimate 50% probability of such protection being activated in April, 2012. We have estimated the value of the down-round protection using a Monte-Carlo simulation. The following assumptions were used: 70.2% expected volatility, a risk-free interest rate of 0.38%, estimated life of 3.00 years and no dividend yield. The fair value of the common stock was $0.99. Also see Note 10.

 At December 31, 2011, the Conversion Warrants were revalued using the Black-Scholes-Merton and the Monte-Carlo models. As the terms of these warrants include a down-round protection clause, i.e. in a new issuance of common shares at a lower price than the current exercise price, the current exercise price will be adjusted to the new issuance price. We estimate 50% probability of such protection being activated in April, 2012. We have estimated the value of the down-round protection using a Monte-Carlo simulation. The following assumptions were used: 70.98% expected volatility, a risk-free interest rate of 0.52%, estimated life of 3.47 years and no dividend yield. The fair value of the common stock was $0.99. Also see Note 10.

Subsequent to the balance sheet date, between February 6 and February 14, 2012, the Company entered into agreements with Holders, pursuant to which the Holders exercised 2,274,235 Special Bridge and 1,554,758 Conversion Warrants to purchase an aggregate of 3,828,993 shares of the Company's common stock for aggregate proceeds to the Company of $3.6 million. In addition, the Company issued new warrants to purchase an aggregate of 2,660,922 shares of common stock at an exercise price of $1.76 per share in consideration for the immediate exercise of the warrants (“Reload Warrants”). A portion of the Reload warrants bear down-round protection clauses as a result, they will be classified as a long- term derivative liability and recorded at fair value. See also Note 17.

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

Senior Lenders Warrants

As discussed in Note 8, the senior lenders of the Company's venture loan received Senior Lenders Warrants to purchase 250,000 shares of common stock, at an exercise price of $2.75 per share, in exchange for granting the Company a six month moratorium on principal payments and an additional year for the repayment of the venture loan. The Senior Lender Warrants were exercisable at any time before the tenth anniversary of the date they were issued. On June 8, 2011, the Company entered into a Settlement Agreement with the lenders of the venture loan, pursuant to which the Lenders agreed to accept less than the full amount owed to them by the Company. As part of the Settlement Agreement the Company issued the Lenders 250,000 shares of its common stock, in exchange for 250,000 Senior Lender Warrants, which were cancelled.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11 - Stockholders' Equity (Deficit) (cont'd)

Lead Investor Warrants

The lead investors of the Bridge Financing received warrants ("Lead Investor Warrants") to purchase 482,346 shares of common stock at $0.01 exercise price per share. The Lead Investor Warrants (i) were exercisable 65 days subsequent to the consummation of the IPO, (ii) expire four years after issuance and (iii) Were subject to a lock-up agreement for six months subsequent to exercise. Upon the consummation of the IPO, Lead Investor Warrants were recorded at their fair value using the Black-Scholes-Merton model, as a result, an additional interest expense in the total amount of $1,342 thousand, was recognized. The assumptions used in this calculation were 52.6% expected volatility, risk-free interest rate of 1.68%, estimated life of 4 years and no dividend yield. The fair value of the common stock was estimated at $2.79. In October 2010, 241,173 of the Lead Investor Warrants were exercised, and in February 2011, the remaining 241,173 Lead Investor Warrants were exercised.

Placement Agent Warrants

For their role in helping to facilitate the Bridge Financing, the Placement Agent for the offering received warrants equal to 7% of the total amount of securities sold in the Bridge Financing ("Placement Agent Warrants"). Based on the amount raised, the Company issued 55,664 Placement Agent Warrants. The Placement Agent Warrants were non-exercisable for three months after the date of the closing of the Bridge Financing and subsequently exercisable until five years after the closing of the Bridge Financing. The Placement Agent Warrants were exercisable at $3.795 per share. The December 2011 financing triggered the anti-dilution provision in the Placement Agent Warrants, resulting in a reduction of the exercise price to $0.94. On February 2, 2012, the Placement Agent Warrants were exercised.

IPO warrants

In June 2010, upon completion of the IPO, 2,392,000 units, each containing one share of common stock and two warrants, at an issue price of $4.60 per unit, were issued. Each warrant in the IPO unit is exercisable for five years after the IPO at an exercise price of $5.06. On July 27, 2010, the unit was separated into its components and the shares and warrants began to trade separately. Upon separation of the units into shares and warrants, the units ceased trading. As of December 31, 2011, all of these warrants are outstanding.

Charitable warrants

Upon the consummation of the IPO, the Company recognized a charitable donation of a warrant to purchase 20,000 shares of common stock at an exercise price of $1.50 granted in 2006. The fair value of the donation was calculated using the Black-Scholes-Merton model with an expected life of 6.33 years, a risk-free interest rate of 2.7%, an expected volatility of 56.1% and no dividend yield. The expenses for these options in the amount of $37 thousand were recorded upon the consummation of the IPO. During September 2010, the foregoing warrant was exercised on a cashless basis, resulting in the issuance by the Company of 11,044 shares of common stock. In addition, the Company granted warrants to purchase 40 thousand shares of common stock as a charitable donation. 20 thousand of these warrants were granted at an exercise price of $5.50 per share and the remaining 20 thousand at an exercise price of $0.01 per share. The total fair value of approximately $43 thousand was calculated using the Black-Scholes-Merton model, using the following assumptions: stock price of $1.68, expected life of 6 years, risk-free interest rate of 2.38%, expected volatility of 56.41% and no dividend yield. The total fair value of the grant was recorded as an additional share-based payment expense in year ended December 31, 2011. In April 2011, the Company issued 19,862 shares of common stock upon exercise of 20 thousand charitable warrants with an exercise price of $0.01 per share.

Note 12 –Revenue

	For the year ended December 31,		Cumulative from inception to December 31,
	2011	2010	2011
	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands
Information on sales by product exceeding 10% of Revenues:
Video Ringtones	514	209	743
Development Projects	184	—	184
Other	20	2	22
	718	211	949
Revenues from single customers exceeding 10% of Revenues:
Customer A	312	95	407
Customer B	90	54	144
Customer C	110	—	110
Other	206	62	288
	718	211	949
Information on sales by geographic distribution:
South East Asia	384	105	488
Middle East	175	54	229
Europe	82	—	82
Others	77	52	150
	718	211	949

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13- Interest and Amortization of Debt Discount Expense

	For the year ended December 31,		Cumulative from inception to December 31,
	2011	2010	2011
	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands
Interest and discount amortization expense from venture loan	(245)	(604)	(1,614)
Interest expense from Bridge Notes	—	(161)	(170)
Lead Investor warrants recorded at fair value	—	(1,342)	(1,342)
Amortization of discount of Bridge Notes	—	(1,070)	(1,070)
Beneficial conversion feature in connection with Bridge Notes	—	(1,127)	(1,127)
Interest expense from Series B convertible loan	—	—	(54)
Interest expense from Convertible Notes	(11)	—	(11)
Amortization of discount of Convertible Notes (beneficial conversion feature)	(1,269)	—	(1,269)
	(1,525)	(4,304)	(6,657)

Note 14 - Income Taxes

The Components of income (loss) before income taxes:

	For the year ended December 31,		Cumulative from inception to December 31
	2011	2010	2011
	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands
U.S.	(7,605)	(10,151)	(38,629)
Non-U.S.	216	244	1,202
	(7,389)	(9,907)	(37,427)

Income tax benefit (expense) attributable to the operating loss consists of the following:

	For the year ended December 31,		Cumulative from inception to December 31
	2011	2010	2011
	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands
U.S.
Current	(43)	—	(43)
Deferred	—	—	—

Non-U.S
Current	—	98	2
Deferred	(47)	(133)	(78)
	(90)	(35)	(119)

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 - Income Taxes (cont'd)

Income tax benefit (expense) for the years ended December 31, 2011 and 2010, and for the cumulative period from inception until December 31, 2011, differed from the amounts computed by applying the U.S. federal income tax rate of 35% (34% in 2010) to loss before income taxes, as a result of the following:

	For the year ended December 31,		Cumulative from inception to December 31
	2011	2010	2011
	U.S.$ thousands	U.S.$ thousands	U.S.$ thousands
Loss before income taxes	(7,389)	(9,907)	(37,427)
Tax rate	35%	34%	35%

Computed "expected" tax benefit	2,586	3,368	13,099
Foreign tax rate differential	43	22	133
Tax benefit of "Beneficiary Enterprise" tax holiday	—	—	57
Decrease in tax expenses for prior year	—	220	220
Change in valuation allowance	(2,319)	(2,141)	(11,271)
Non-deductible expenses	(344)	(1,314)	(2,163)
Other items	(56)	(190)	(194)

Income tax expense	(90)	(35)	(119)

The Company has net tax loss carryforwards ("NOL") for U.S. federal purposes in the amount of approximately $33.2 million expiring 20 years from the respective tax years to which they relate beginning with 2006. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, in accordance with Internal Revenue Code, Section 382, the Company's IPO, recent financing activities, as well as, the potential Merger with I/P (See Note 17), may limit the Parent's ability to utilize its NOL’s and credit carryforwards although the Parent has not yet determined to what extent. The deferred tax asset in respect of the tax loss carryforwards has been fully offset by a valuation allowance as in the opinion of the Company's management; it is more likely than not that the tax loss carryforwards will not be utilized in the foreseeable future. No valuation allowance has been provided for the non-U.S. deferred tax assets, as they are more likely than not to be realized.

As of December 31, 2011, there were net deferred liabilities of $42 thousand, which consisted of short-term deferred liabilities of $67 thousand, net of long-term deferred assets of $25 thousand. As of December 31, 2010, there were net deferred liabilities of $23 thousand, which consisted of short-term deferred liabilities of $50 thousand, net of long-term deferred assets of $27 thousand. The deferred tax assets (liabilities) of the Subsidiary are expected to be utilized in future years. These deferred tax assets (liabilities) arise from the following types of temporary differences:

	For the year ended December 31,
	2011	2010
	U.S.$ thousands	U.S.$ thousands
Deferred tax assets:
Liability for accrued employee vacation pay	13	15
Liability for accrued severance pay	25	53
Net operating loss carryforwards	11,647	8,945
Total gross deferred tax assets	11,685	9,013

Less valuation allowance	(11,628)	(8,929)
Total net deferred tax assets	57	84

Deferred tax liability:
Net assets deductible for tax purposes on cash basis	(99)	(107)

Deferred tax assets (liabilities), net	(42)	(23)

Subsidiary tax benefits:

On July 14, 2009, the Knesset (Israel’s parliament) passed the Economic Efficiency Law (Legislation Amendments for Implementation of the 2009 and 2010 Economic Plan) - 2009, which provided, inter-alia, an additional gradual reduction in the regular company tax rate to 18% as from the 2016 tax year. In accordance with the aforementioned amendments, the regular company tax rates applicable as from the 2009 tax year are as follows: in the 2009 tax year- 26%, in the 2010 tax year - 25%, in the 2011 tax year - 24%, in the 2012 tax year - 23%, in the 2013 tax year - 22%, in the 2014 tax year - 21%, in the 2015 tax year - 20% and as from the 2016 tax year the regular company tax rate will be 18%. On December 5, 2011, the Knesset approved the Law to Change the Tax Burden (Legislative Amendments) - 2011. According to the law the tax reduction that was provided in the Economic Efficiency Law, as aforementioned, will be cancelled and the company tax rate will be 25% as from 2012. The aforementioned had no material impact on the Company's financial position or results of operations, since the Subsidiary is a Beneficiary Enterprise, as explained below.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14- Income Taxes (cont'd)

The Subsidiary has qualified as a "Beneficiary Enterprise" under the 2005 amendment to the Israeli Law for the Encouragement of Capital Investments, 1959 (the "Investment Law"). As a Beneficiary Enterprise, the Subsidiary is entitled to receive future tax benefits which are limited to a period of seven years. The year in which a company elects to commence its tax benefits is designated as the year of election ("Year of Election"). The Subsidiary has elected 2007 as its Year of Election and has received a two year tax holiday for profits accumulated in the years 2007-2008 and a reduced tax rate of 25% for the following five years.

In January 2011, new legislation amending the Investment Law was enacted. Under the new legislation, a uniform rate of corporate tax would apply to all qualified income of certain industrial companies, as opposed to the current law's incentives that are limited to income from a "Benefited Enterprise" during their benefits period. According to the amendment, the uniform tax rate applicable to the zone where the production facilities of the Subsidiary are located would be 15% in 2011 and 2012, 12.5% in 2013 and 2014, and 12% in 2015 and thereafter. Under the transitory provisions of the newly legislated amendment, the Subsidiary chose to irrevocably implement the new legislation amendment while waiving benefits provided under the current law. As of the balance sheet date, the Subsidiary believes that it is in compliance with the conditions of the Beneficiary Enterprise program.

The Parent files its tax returns in the U.S. federal jurisdiction, various state & local jurisdictions. The Parent has open tax assessments for the years 2008 through 2011. The Subsidiary files its income tax returns in Israel. As of December 31, 2011, the Subsidiary has open tax assessments for the years 2007 through 2011. In February 2011, the Israeli tax authority initiated an audit of the Subsidiary’s tax returns for the 2007 through 2009 tax years. To date, the Subsidiary has not received any findings from the said audit. The Subsidiary’s assessment for the tax year 2007 was deemed final after the balance sheet date.

The Company did not record any provision for unrecognized tax benefits in 2011 and 2010, and does not expect this amount to change significantly within the next twelve months.

Note 15 - Commitments and Contingencies

Future minimum lease payments under non-cancelable operating leases for office space and cars, as of December 31, 2011, are as follows:

U.S.$
thousands
Year ending December 31,
2012	66
2013	27
93

Rent expense for operating leases for the years ended December 31, 2011, 2010 and for the cumulative period from inception until December 31, 2011, was $81 thousand, $102 thousand and $557 thousand, respectively. Rent expense for the Subsidiary’s lease is in NIS and linked to the Israeli Consumer Price Index from February 2006.

Note 16 - Risks and Uncertainties

(a)	Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with various major financial institutions. These major financial institutions are located in Israel and the United States, and the Company’s policy is designed to limit exposure to any one institution. With respect to accounts receivable, the Company is subject to a concentration of credit risk, as a majority of its outstanding trade receivables relate to sales to a limited number of customers.

(b)	The Company's video ringtone data is hosted at a remote location. Although the Company has full alternative site data backed up, it does not have data hosting redundancy and are thus exposed to the business risk of significant service interruptions to its video ringtone service.

(c)	The Company’s Facetones™ application creates an automated video slideshow using friends' photos from social media web sites, primarily from Facebook®, the world's leading social media site. In the event Facebook® prohibits or restricts the ability of the Company’s application to access photos on its site, the Company’s revenue from this application and projected growth could be harmed.

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

(e)	The wireless industry in which the Company conducts its business is characterized by rapid technological changes, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17- Subsequent Events

(a)	In January and February 2012, the Company's Board of Directors (the "Board") approved the granting of 70,000, fully vested options to management and consultants at an exercise price of $0.01 per share. The Board also approved the granting of 734,500 options at an exercise price of $0.96 to its management, employees and consultants. These options will vest over four years (according to the applicable schedule of each optionee). The Company expects that the total value of the options granted will be approximately $467 thousand. Also refer to Note 11.

(b)	In January 2012, the Board approved a one year acceleration of option vesting for all option holders, except for the Company’s new Chief Executive Officer who will obtain 50% acceleration on all his unvested options, should the Company be subject to a change of control in a merger and/or acquisition transaction. In addition, in March 2012, the Board approved participation of all outstanding options in future dividends, as well as, acceleration of vesting if certain market conditions are met. Moreover, all outstanding options granted to members of the Board shall fully vest if a Board member ceases to be a director at any time during the six-month period immediately following a change of control. The Company is currently evaluating the effect of this decision and estimates that the effect on its financials might be material.

(c)	Between February 6 and February 14, 2012, the Company entered into agreements with holders of certain of its outstanding warrants (the “Holders”), pursuant to which the Holders exercised warrants to purchase 3,828,993 shares of the Company's common stock for aggregate proceeds to the Company of $3.6 million. In addition, the Company issued new warrants to purchase an aggregate of 2,660,922 shares of common stock at an exercise price of $1.76 per share in consideration for the immediate exercise of the warrants. The Company is currently evaluating the effect of this warrant issuance. The Company believes that the impact on its financial statements will be material.

(d)	On March 12, 2012, the Company entered into a Merger Agreement pursuant to which I/P will merge with and into Merger Sub, a wholly owned subsidiary of the Company, with Merger Sub being the surviving corporation through an exchange of capital stock of I/P for capital stock of the Company. Under the terms of the Merger Agreement, the Company will issue I/P stockholders 16,972,977 shares of the Company’s common stock and 21,026,637 Series A Preferred Stock, convertible into 21,026,637 of the Company’s shares of common stock. In addition, the Company will issue I/P stockholders warrants to purchase 15,959,838 shares of common stock at an exercise price of $1.76 per share. In addition, all outstanding warrants to purchase I/P’s common stock that are outstanding and unexercised immediately prior to the completion of the Merger Agreement, shall be exchanged for 250,000 shares of Vringo common stock and 850,000 warrants to purchase 850,000 shares of the Company’s common stock with an exercise price of $1.76 per share. Immediately following the completion of the Merger, former stockholders of I/P are expected to own approximately 55.41% of the outstanding common stock of the combined company, and current stockholders of Vringo are expected to own approximately 44.59% of the outstanding common stock of the combined company (without taking into account the possible exercise of any other type of outstanding equity interest issued). The Company has expended significant effort and management attention on the proposed transaction. There is no assurance that the transaction will be consummated, including failure to obtain stockholders approval. If the transaction is not consummated for any reason, the Company’s business and operations, as well as the market price of its stock and warrants may be adversely affected. For accounting purposes, based on the Company’s preliminary assessment, I/P was identified as the “Acquirer”, as it is defined in FASB Topic ASC 805. As a result, in the post-combination consolidated financial statements, I/P’s assets and liabilities will be presented at its pre-combination amounts, and the Company’s assets and liabilities will be recognized and measured in accordance with the guidance for business combinations in ASC 805. The Company is currently evaluating the effect of this on its financial statements and believes such effect will be material.

(e)	In March 2012, the Company signed a separation agreement with its former CEO, Jonathan Medved. According to the terms of the separation agreement, and consistent with Mr. Medved’s employment agreement and amendment hereto, Mr. Medved will be entitled to receive salary and benefits during a ninety day notice period and a nine month severance period, and continue to vest stock options after his termination. In addition, options previously granted to Mr. Medved at $0.01 will fully vest as of June 21, 2012 and the expiration date for exercising all options vested on or before June 21, 2013 is extended to September 21, 2013. Furthermore, the Company granted Mr. Medved with an additional 100,000 options at market value, as part of the grant described in Note 17 f below. Although the Company has a previous provision for its former CEO’s severance obligations (see Note 7) and although, the total effect of the aforementioned was not yet fully estimated, the Company believes that the overall financial impact of the above will be material.

(f)	In March 2012, the Company's Board approved the granting of 1,700,000 options to Board and management (including the 100,000 options granted to its former CEO, see Note 17 e) at an exercise price of $1.65 per share. These options will vest quarterly over three years. Although the Company did not yet determine the fair value of this option grant, it believes the overall financial impact to be material.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto, duly authorized on the 30th day of March, 2012.

VRINGO, INC.

By:	/s/ Andrew Perlman
Andrew Perlman
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew Perlman and Ellen Cohl, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Andew Perlman	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2012
Andrew Perlman

/s/ Ellen Cohl	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2012
Ellen Cohl

/s/ Seth M. Siegel	Chairman of the Board of Directors	March 30, 2012
Seth M. Siegel

/s/ Edo Segal	Director	March 30, 2012
Edo Segal

/s/ Philip Serlin	Director	March 30, 2012
Philip Serlin

/s/ John Engelman	Director	March 30, 2012
John Engelman

/s/ Geoffrey Skolnik	Director	March 30, 2012
Geoffrey Skolnik

Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference our Registration Statement on Form S-1 filed on May 18, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

4.1	Specimen unit certificate (incorporated by reference from our Registration Statement on Form S-1 filing on May 18, 2010)

4.2	Specimen common stock certificate (incorporated by reference from our Registration Statement on Form S-1 filing on May 18, 2010)

4.3	Specimen warrant certificate (incorporated by reference from our Registration Statement on Form S-1 filing on May 18, 2010)

4.4	Form of Warrant Agreement (incorporated by reference from our Registration Statement on Form S-1 filing on March 29, 2010)

4.6	Form of Special Bridge Warrants (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

4.7	Form of Management Option Agreement (incorporated by reference from our Registration Statement on Form S-1 filing on March 29, 2010)

10.1^	Master Content Provider Agreement, dated June 3, 2009, by and between the Registrant and Maxis Mobile Services SDN BHD (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

10.2^	Marketing Agreement, dated June 30, 2009, by and between the Registrant and Emirates Telecommunications Corporation (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

10.3^	Marketing Agreement, dated December 29, 2009, by and between the Registrant and Hungama Digital Media Entertainment Pvt. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

10.4	Summary of Rental Agreement, dated March 27, 2006, by and between Registrant and BIG Power Centers (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

10.5	Employment Agreement, dated March 18, 2010, by and between the Registrant and Andrew Perlman (incorporated by reference from our Registration Statement on Form S-1 filing on March 29, 2010)

10.6^	Marketing Agreement, dated February 2, 2010, by and between the Registrant and RTL Belgium S.A. (incorporated by reference from our Registration Statement on Form S-1 filing on March 29, 2010)

10.7	Agreement on Cooperation, dated July 15, 2010, between the Company and Retromedya (incorporated by reference from our Current Report on Form 8-K filed on July 19, 2010)

10.8^	Marketing Agreement, dated August 19, 2010, between the Company and Everything Everywhere Limited. (incorporated by reference from our Form 10-Q filing on November 15, 2010)

10.9^	Collaboration Agreement, dated September 15, 2010, between the Company and Starhub Mobile PTE Ltd. (incorporated by reference from our Form 10-Q filing on November 15, 2010)

10.10	Employment Agreement, dated December 15, 2010, by and between the Company and Ellen Cohl (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2010)

10.11	Intercompany Cost Plus Agreement (incorporated by reference from our Form 10-K filing on March 31, 2011)

10.12*^	License agreement with ZTE Corporation, dated November 2, 2011

21*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

^	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
*	Filed herewith