Form 10-Q
period 2012-03-31
Vringo Inc
filed 2012-05-15
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34785

VRINGO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4988129
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

44 W. 28th Street New York, New York	10001
(Address of principal executive offices)	(Zip Code)

(646) 525-4319

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NYSE Amex
Warrants to purchase Common Stock	NYSE Amex

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of May 15, 2012, 14,060,424 shares of the registrant's common stock were outstanding.

VRINGO, INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands except share and per share data)

	March 31,	December 31,
	2012	2011
	U.S.$	U.S.$
Current assets
Cash and cash equivalents	3,630	1,190
Accounts receivable	152	341
Prepaid expenses and other current assets	144	187

Total current assets	3,926	1,718

Long-term deposit	8	8
Property and equipment, at cost, net of $470 and $454 accumulated depreciation and amortization, as of March 31, 2012 and December 31, 2011, respectively	133	144
Deferred tax assets—long-term	—	25
Total assets	4,067	1,895

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands except share and per share data)

		March 31, 2012	December 31, 2011
	Note	U.S.$	U.S.$
Current liabilities
Deferred tax liabilities, net—short-term		3	67
Accounts payable and accrued expenses*		617	428
Accrued employee compensation		357	228
Accrued short-term severance pay	4	233	—
Total current liabilities		1,210	723
Long-term liabilities
Accrued severance pay	4	—	165
Derivative liabilities on account of warrants	3	1,836	2,172
Total long-term liabilities		1,836	2,337
Commitments and contingencies	6
Stockholders' equity (deficit)	5
Preferred stock, $0.01 par value per share; 5,000,000 authorized; none issued and outstanding as of March 31, 2012 and December 31, 2011, respectively		—	—
Common stock, $0.01 par value per share 28,000,000 authorized; 13,866,423 and 9,954,516 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively		139	100
Additional paid-in capital		44,072	36,281
Deficit accumulated during the development stage		(43,190)	(37,546)
Total stockholders' equity (deficit)		1,021	(1,165)
Total liabilities and stockholders' equity (deficit)		4,067	1,895

*	Amounts recorded as of March 31, 2012 and December 31, 2011 include $12 and $10 to a related party, respectively.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except share and per share data)

		For three month period ended March 31,		Cumulative from inception to
		2012	2011	March 31, 2012
	Note	U.S.$	U.S.$	U.S.$
Revenue		106	147	1,055

Costs and Expenses*
Cost of revenue		31	25	397
Research and development		512	519	13,883
Marketing		759	621	11,970
General and administrative		1,460	665	9,729
Total operating expenses		2,762	1,830	35,979
Operating loss		(2,656)	(1,683)	(34,924)

Non-operating income		13	4	493
Non-operating expenses		(3)	(10)	(177)
Interest and amortization of debt discount expense		—	(110)	(6,657)
Gain (loss) on revaluation of warrants	3,5	(411)	708	139
Issuance of preferential reload warrants	3	(1,476)	—	(1,476)
Issuance of non-preferential reload warrants	5	(1,091)	—	(1,091)
Gain on restructuring of venture loan		—	—	963
Loss on extinguishment of debt		—	—	(321)

Loss before taxes on income		(5,624)	(1,091)	(43,051)
Income tax expense		(20)	(18)	(139)

Net loss		(5,644)	(1,109)	(43,190)
Basic and diluted net loss per common share		(0.46)	(0.19)	(19.00)

Weighted average number of shares used in computing basic and dilutive net loss per common share		12,371,472	5,724,253	2,272,707

*	The amount recorded for the three month period ended March 31, 2012 and 2011 and the cumulative period from inception include $20, $131 and $1,123, respectively, to related parties.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

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

Vringo, Inc. and Subsidiary

(a Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(in thousands)

				Deficit
		Series A		accumulated
		convertible		during the
		preferred	Additional	development
	Common stock	stock	paid-in capital	stage	Total
	U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Balance as of December 31, 2008 (Audited)	22	24	2,960	(13,976)	(10,970)
Issuance of warrants	—	—	60	—	60
Loan modification	—	—	500	—	500
Amortization of discounts to temporary equity	—	—	(7)	—	(7)
Grants of stock options, net of forfeitures—employees	—	—	178	—	178
Grants of stock options, net of forfeiture—non employees	—	—	10	—	10
Net loss for the year	—	—	—	(6,149)	(6,149)
Balance as of December 31, 2009 (Audited)	22	24	3,701	(20,125)	(16,378)
Issuance of common stock, net of issuance costs of $1,768	24	—	9,239	—	9,263
Exchange of series A convertible preferred stock for common stock	24	(24)	—	—	—
Conversion of bridge notes	9	—	2,536	—	2,545
Amortization of discounts to temporary equity	—	—	(3)	—	(3)
Grants of stock options, net of forfeitures—employees	—	—	883	—	883
Grants of stock options, net of forfeitures—non employees	—	—	29	—	29
Exercise of warrants to charity	*—	—	11	—	11
Grants of warrants to lead investors	—	—	1,342	—	1,342
Grants of warrants to charity	—	—	37	—	37
Exercise of stock options	1	—	—	—	1
Exercise of warrants	2	—	—	—	2
Stock dividend	19	—	(19)	—	—
Reverse stock split	(93)	—	93	—	—
Exchange of series B convertible preferred stock for common stock	46	—	11,925	—	11,971
Net loss for the year	—	—	—	(9,942)	(9,942)
Balance as of December 31, 2010 (Audited)	54	—	29,774	(30,067)	(239)
Grants of stock options, net of forfeitures—employees	—	—	1,300	—	1,300
Grants of stock options, net of forfeitures—non employees	—	—	131	—	131
Exercise of warrants	3	—	—	—	3
Conversion of convertible notes and accrued interest	27	—	2,484	—	2,511
Issuance of shares, net of issuance costs of $65	8	—	777	—	785
Issuance of shares to a consultant	2	—	293	—	295
Issuance of shares in connection with restructuring of venture loan	3	—	210	—	213
Grants of warrants to charity	*—	—	43	—	43
Exercise of stock options	3	—	—	—	3
Beneficial conversion feature recorded in connection with convertible notes	—	—	1,269	—	1,269
Net loss for the year	—	—	—	(7,479)	(7,479)
Balance as of December 31, 2011 (Audited)	100	—	36,281	(37,546)	(1,165)
Grants of stock options, net of forfeitures—employees	—	—	714	—	714
Grants of stock options, net of forfeitures—non employees	—	—	150	—	150
Exercise of warrants	39	—	5,836	—	5,875
Issuance of non-preferential reload warrants	—	—	1,091	—	1,091
Exercise of stock options	*—	—	—	—	*—
Net loss for the period		—	—	(5,644)	(5,644)
Balance as of March 31, 2012 (Unaudited)	139	—	44,072	(43,190)	1,021

*	Consideration for less than $1.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

			Cumulative
			from inception
	For the three month period ended March 31,		to March 31,
	2012	2011	2012
	U.S.$	U.S.$	U.S.$
Cash flows from operating activities
Net loss	(5,644)	(1,109)	(43,190)
Adjustments to reconcile net cash flows used in operating activities:
Items not affecting cash flows
Depreciation and amortization	16	9	470
Change in deferred tax assets and liabilities	(41)	(1)	11
Increase (decrease) in accrued severance pay	63	(176)	213
Share-based payment expenses	864	431	5,326
Accrued interest expense	—	52	2,855
Interest and amortization of discount in connection with convertible notes	—	—	1,280
Gain on restructuring of venture loan	—	—	(963)
Increase (decrease) in fair value of warrants	411	(708)	(139)
Issuance of non-preferential reload warrants	1,091	—	1,091
Issuance of preferential reload warrants	1,476	—	1,476
Loss on extinguishment of debt	—	—	321
Exchange rate (gains) losses	(10)	(15)	71
Changes in current assets and liabilities
Decrease (increase) in receivables, prepaid expenses and other current assets	233	7	(299)
Increase (decrease) in payables and accruals	326	(7)	959

Net cash used in operating activities	(1,215)	(1,517)	(30,518)

Cash flows from investing activities
Acquisition of property and equipment	(5)	(6)	(603)
Increase in lease deposits	—	—	(8)
Investment in short-term deposits (restricted)	—	20	—

Net cash provided by (used in) investing activities	(5)	14	(611)

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

			Cumulative
			from inception
	For the three month period ended March 31,		to March 31,
	2012	2011	2012
	U.S.$	U.S.$	U.S.$
Cash flows from financing activities
Receipt of venture loan	—	—	5,000
Repayment on account of venture loan	—	(348)	(3,651)
Receipt of convertible notes	—	—	2,500
Issuance of common stock and warrants, net	—	—	10,048
Issuance of warrants	—	—	1,070
Receipt of convertible loans	—	—	3,976
Issuance of convertible preferred stock	—	—	12,195
Exercise of common stock options and warrants	3,652	3	3,674
Net cash provided by (used in) financing activities	3,652	(345)	34,812
Effect of exchange rate changes on cash and cash equivalents	8	8	(53)
Increase (decrease) in cash and cash equivalents	2,440	(1,840)	3,630
Cash and cash equivalents at beginning of period	1,190	5,407	—
Cash and cash equivalents at end of period	3,630	3,567	3,630
Supplemental disclosure of cash flows information
Interest paid	—	79	1,137
Income taxes paid	7	12	47
Non-cash investing and financing transactions
Conversion of convertible loan into convertible preferred stock	—	—	1,964
Extinguishment of debt	—	—	321
Discount to the series B convertible preferred stock	—	—	43
Allocation of fair value of loan warrants	—	—	334
Allocation of fair value of conversion warrants	—	—	1,564
Exchange of series B convertible preferred stock for common stock	—	—	11,971
Exchange of series A convertible preferred stock for common stock	—	—	24
Conversion of bridge notes into common stock	—	—	2,545
Amortization of discounts to temporary equity	—	—	21
Issuance of shares in consideration of restructuring of venture loan	—	—	213
Beneficial conversion feature recorded in connection with convertible notes	—	—	1,269
Conversion of convertible notes into common stock	—	—	2,511
Conversion of derivative liabilities into common stock	2,223	—	2,223

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

In June 2010, the Company completed an initial public offering (the "IPO") of 2,392,000 units, each containing one share of common stock and two warrants, at an issue price of $4.60 per unit. Each warrant in the IPO unit is exercisable for five years after the IPO at an exercise price of $5.06. Gross proceeds of the IPO totaled approximately $11 million, of which the Company received approximately $9.3 million in net proceeds after deducting underwriting discounts and other offering costs. Immediately prior to the closing of the offering, the Company's outstanding shares of preferred stock were exchanged for shares of common stock and the Company effected a 1 for 6 reverse stock split of its common stock. The Company issued a stock dividend to holders of the preferred stock prior to the split and exchange. Pursuant to the IPO, all share and per-share information in these consolidated financial statements have been adjusted to give effect to the reverse stock split. On July 27, 2010, the units were separated into their components and the shares and warrants began to trade separately. Upon separation of the units into shares and warrants, the units ceased trading.

In February 2012, the Company entered into agreements with holders (the “Holders”) of certain of its outstanding Special Bridge and Conversion Warrants, pursuant to which the Holders exercised warrants to purchase 3,828,993 shares of our common stock for aggregate proceeds of $3.65 million (“February 2012 warrant exercise”). In addition, certain Holders were granted additional warrants to purchase 2,660,922 shares of common stock of the Company, at an exercise price of $1.76 per share. See also Note 3 and 5.

On March 12, 2012, the Company entered into an agreement and Plan of Merger Agreement (“Merger Agreement”), pursuant to which, once the Merger commences, Innovate/Protect, Inc. (“I/P”) will merge with and into VIP Merger Sub, Inc., which will be a wholly owned subsidiary of the Company (“Merger Sub”), with Merger Sub being the surviving corporation through an exchange of capital stock of I/P for capital stock of the Company. The consummation of the Merger Agreement is subject to stockholder approval and other closing conditions. In addition, the Company is exploring further opportunities, including merger and acquisitions and/or additional financing necessary to ensure that the Company will continue to operate as a going concern. There can be no assurance, however, that any such opportunities will materialize. This Merger will be accounted for as a reverse acquisition.

Despite the foregoing, there is still significant doubt as to the ability of the Company to continue operating as a "going concern". The Company has incurred significant losses since its inception and expects that it will continue to operate at a net loss in the foreseeable future. For the three month period ended March 31, 2012 and for the cumulative period from inception until March 31, 2012, the Company incurred net losses of $5.6 million and $43.2 million, respectively. The Company believes that its current cash levels will be sufficient to support its activity into the first quarter of 2013.

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

As of March 31, 2012, approximately $521 thousand of the Company's net assets were located outside of the United States.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. GAAP and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2011. The results of operations for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period.

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

At March 31, 2012, the exchange rate was U.S. $1 = NIS 3.715 (March 31, 2011—U.S. $1 = NIS 3.481). The average exchange rate for the three month period ended March 31, 2012 and 2011, was U.S. $1 = NIS 3.741 and U.S. $1 = NIS 3.601, respectively.

(d) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include the deferred tax assets and liabilities, valuation of warrants, valuation of common stock share-based compensation, income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(e) Accounts receivables and allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The need for an allowance for doubtful accounts is based on the Company’s best estimate of the amount of credit loss in the Company’s existing receivables. The need for an allowance is determined on an individual account receivable basis. The Company considers customers’ historical payment patterns, general and industry specific economic factors in determining their customers’ probability of default. The Company reviews the need for an allowance for doubtful accounts on a monthly basis. From inception through March 31, 2012, neither write-offs, nor provision for doubtful accounts was created. The Company does not have any significant off-balance-sheet credit exposure related to its customers.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2—Significant Accounting and Reporting Policies—(cont'd)

(f) Impact of recently implemented accounting standards

In April 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends current fair value measurement and disclosure guidance to include increased transparency around valuation input and investment categorization. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption not permitted. The adoption of ASU 2011-04 in the first quarter of 2012 did not have an impact on the Company’s financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”ASU 2011-12 deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 and must be applied retrospectively. The adoption of ASU 2011-05 in the first quarter of 2012 did not have an impact on the Company’s financial position, results of operations, or cash flows.

(g) Impact of recently issued accounting standards

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which require companies to disclose information about financial instruments that have been offset and related arrangements to enable users of their financial statements to understand the effect of those arrangements on their financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not expect the adoption of ASU 2011-11 in the first quarter of 2013 to have an impact on its financial position, results of operations, or cash flows.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2—Significant Accounting and Reporting Policies—(cont'd)

(h) Net loss per share data

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

The table below presents the computation of basic and diluted net losses per common share:

	Three months ended March 31,		Cumulative from inception to March 31,
	2012	2011	2012
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stock shares (basic and diluted)	(5,644)	(1,109)	(43,190)
Denominator:
Weighted average number of common stock shares outstanding during the period (basic and diluted)	12,173,409	5,554,385	2,216,110
Weighted average number of penny stock options and warrants (basic and diluted)	198,063	169,868	56,597
Basic and diluted shares of common stock outstanding	12,371,472	5,724,253	2,272,707
Basic and diluted net losses per share of common stock	(0.46)	(0.19)	(19.00)

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

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3—Fair Value Measurements — (cont'd)

The Company measures its cash equivalents and derivative liabilities at fair value. Cash equivalents are classified within Level 1 because they are valued using quoted active market prices. The Special Bridge Warrants, Conversion Warrants and Preferential Reload Warrants (refer to Note 5) are classified within Level 3 because they are valued using the Black-Scholes-Merton and the Monte-Carlo models (as these warrants include a down-round protection clause), which utilize significant inputs that are unobservable in the market such as the expected stock price volatility and the dividend yield, and the remaining period of time the warrants will be outstanding before they expire.

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, aggregated by the level in the fair-value hierarchy within which those measurements fall:

		Fair value measurement at reporting date using
	March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Description	U.S.$ thousands

Assets
Cash equivalents	351	351	—	—
Total assets	351	351	—	—

Liabilities
Derivative liabilities on account of warrants	1,836	—	—	1,836

Total liabilities	1,836	—	—	1,836

		Fair value measurement at reporting date using
	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Description	U.S.$ thousands

Liabilities
Derivative liabilities on account of warrants	2,172	—	—	2,172

Total liabilities	2,172	—	—	2,172

In addition to the above, the Company's financial instruments at March 31, 2012 and December 31, 2011 consisted of cash, accounts receivable, long-term deposits and accounts payable. The carrying amounts of all the aforementioned financial instruments, approximate fair value.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3—Fair Value Measurements—(cont'd)

 The following table summarizes the changes in the Company's liabilities measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2012:

	Level 3
	Special Bridge	Conversion	Preferential Reload
	Warrants	Warrants	Warrants	Total
	U.S.$ thousands
Original allocated amount	1,070	—	—	1,070
Additional allocated amount (upon IPO)	88	1,564	—	1,652
Fair value adjustment included in statement of operations	(382)	(570)	—	(952)
Balance at December 31, 2010	776	994	—	1,770
Fair value adjustment included in statement of operations	511	(109)	—	402
Balance at December 31, 2011	1,287	885	—	2,172
Issuance of Preferential Reload Warrants	—	—	1,476	1,476
Fair value adjustment prior to exercise of warrants, included in statement of operations	163	107	—	270
Exercise of Conversion and Special Bridge Warrants	(1,320)	(903)	—	(2,223)
Fair value adjustment included in statement of operations	144	101	(104)	141
Balance at March 31, 2012	274	190	1,372	1,836

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative liability on account of Special Bridge Warrants, Conversion Warrants and Preferential Reload Warrants, which fall within Level 3 of the fair value hierarchy are determined and then reviewed by the Company’s accounting department, who reports to the Chief Financial Officer. The fair value measurements are compared to those of the prior reporting periods to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

	Valuation	Unobservable
Description	Technique	Inputs	Range

Special Bridge Warrants, Conversion Warrants and Preferential Reload Warrants	Black-Scholes-Merton and the Monte-Carlo models	Volatility	73.13%-82.95%
		Risk free interest rate	0.50%-1.05%
		Expected term, in years	2.75-4.86
		Dividend yield	0.0%
		Probability and timing of down-round triggering event	30% in September 2012

Note 3—Fair Value Measurements—(cont'd)

Sensitivity of Level 3 measurements to changes in significant unobservable inputs

The inputs to estimate the fair value of the Company’s derivative warrant liability are the current market price of the Company’s common stock, the exercise price of the warrant, its remaining term, the volatility of the Company’s common stock market price, Company’s estimations regarding the probability and timing of a down-round protection triggering event and the risk-free interest rate. Significant changes in any of those inputs in the isolation can result in a significant change in the fair value measurement. Generally, a positive change in the market price of the Company’s common stock, and an increase in the volatility of the Company’s commons stock, or an increase in the remaining term of the warrant, or an increase of a probability of a down-round triggering event would result in a directionally similar change in the estimated fair value of the Company’s Special Bridge Warrants, Conversion Warrants and Preferential Reload Warrants and thus an increase in the associated liability. An increase in the risk-free interest rate or a decrease in the positive differential between the warrant’s exercise price and the market price of the Company’s common stock would result in a decrease in the estimated fair value measurement of the Special Bridge Warrants, Conversion Warrants and Preferential Reload Warrants and thus a decrease in the associated liability. The Company has not, nor plans to, declare dividends on its common stock, and thus, there is no directionally similar change in the estimated fair value of the warrants due to the dividend assumption.

Note 4 - Accrued Severance Pay

Under Israeli law, the Subsidiary is required to make severance payments to dismissed employees, and employees leaving employment in certain other circumstances. All of the Subsidiary’s employees signed agreements with the Subsidiary, limiting the Subsidiary’s severance liability to actual deposits in the insurance policies, as per Section 14 of the Severance Payment Law of 1963.

In March 2012, the Company signed a separation agreement with its former CEO, Jonathan Medved. According to the terms of the separation agreement and consistent with Mr. Medved’s employment agreement and amendment hereto, Mr. Medved will be entitled to receive salary and benefits during a ninety day notice period and a nine month severance period, until February 2013, and continue to vest stock options after his termination (refer also to Note 5). As a result, the accrued severance pay provision was recorded as a short-term liability. There are no statutory or agreed-upon severance arrangements with U.S. employees, other than with the current CEO, should there be a merger subsequent to the Merger with I/P.

Note 5—Stockholders' Equity

Stock Options

In January 2012, the Company's Board of Directors (the "Board") approved a one year acceleration of option vesting for all option holders, except for the Company’s new Chief Executive Officer (CEO) who will obtain 50% acceleration on all his unvested options, should the Company be subject to a change of control in a merger and/or acquisition transaction. In addition, in March 2012, the Board approved participation of all outstanding options, as of the consummation of the Merger with I/P, except for grants pursuant to separation arrangements, in future dividends, if any, as well as the acceleration of vesting of certain outstanding options, according to the following market conditions: should the target of a $5.00 price or $250 million market cap be reached for twenty of thirty consecutive trading days, a 50% acceleration of all granted would occur; should the target of a $10.00 price or $500 million market cap be reached for twenty of thirty consecutive trading days, a 75% acceleration of all granted would occur would occur; should the target of a $20.00 price or $1,000 million market cap be reached for twenty of thirty consecutive trading days, a 100% acceleration of all granted would occur would occur. In addition, upon a subsequent change of control, defined as a more than 50% change in shareholder ownership excluding the transaction with I/P, 75% of the then unvested options held by each grantee shall automatically vest. Moreover, all outstanding options granted to members of the Board shall fully vest if a Board member ceases to be a director at any time during the six-month period immediately following a change of control. As of March 31, 2012, the Company expects to account for no dividend payouts, acceleration of vesting triggered by the Merger with I/P will be accounted for upon the consummation of the Merger; moreover, as of the date the abovementioned market conditions were introduced, the Company estimated that the effect of acceleration under the new terms to be immaterial, due to low probability of occurrence.

In January and February 2012, the Board approved the granting of 81,300 fully vested options to management and consultants at an exercise price of $0.01 per share.

In January 2012, the Board also approved the granting of 604,500 options at an exercise price of $0.96 to the Company’s management, employees and consultants. These options will vest over four years (according to the applicable schedule of each optionee).

In February 2012, Board also approved the granting of 130,000 options at an exercise price of $1.21 to the Company’s management. These options will vest over four years.

In March 2012, the Board approved the granting of 1,700,000 options to Board members and management (including 100,000 options granted to its former CEO) at an exercise price of $1.65 per share. These options will vest quarterly over three years.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5—Stockholders' Equity—(cont'd)

During the three month period ended March 31, 2012 and 2011, 124 thousand and 189 thousand stock options were forfeited and 27 thousand and 0 stock options were exercised, respectively.

For the three month period ended March 31, 2012 and 2011 the Company recorded compensation expense of $864 thousand and $431 thousand, respectively. Cumulative from inception the Company has recorded compensation expense of $3,887 thousand, in respect of stock options granted.

As of March 31, 2012, there was approximately $2.8 million of total unrecognized share-based payment cost related to non-vested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over an estimated 3 years period. As of March 31, 2012, there were approximately 9.1 million shares of common stock available for grant under the Stock Option Plan.

The following table summarizes the option activity for the year 2012 by grant date:

	No. of options to Employees, Management and Directors	No. of options to Consultants	Exercise price	Average fair value of granted option
			U.S.$	U.S.$
January 2012	599,500	5,000	$0.96	$0.50
January – February 2012	20,000	61,300	$0.01	$0.95-$1.2
February 2012	130,000	—	$1.21	$0.68
March 2012	1,600,000	100,000	$1.65	$0.99

Warrants Exercise and New Issuance

Between February 6 and February 14, 2012, the Company entered into agreements with Holders, pursuant to which the Holders exercised 2,274,235 Special Bridge and 1,554,758 Conversion Warrants to purchase an aggregate of 3,828,993 shares of our common stock for aggregate proceeds of $3.65 million. In addition, the Company issued new warrants to purchase an aggregate of 2,660,922 shares of common stock at an exercise price of $1.76 per share, in consideration for the immediate exercise of the warrants (“Reload Warrants”). 1,392,972 of the Reload Warrants bear down-round protection clauses; as a result, they were classified as a long term derivative liability and recorded at fair value (“Preferential Reload Warrants”). Fair value of the Preferential Reload Warrants, in the total amount of $1,476 thousand was calculated using the Black-Scholes-Merton and the Monte-Carlo models, using the following assumptions: 72.89% expected volatility, a risk-free interest rate of 0.79%, estimated life of 5 years and no dividend yield. The fair value of the common stock was $1.76. The Company estimated there is a 30% probability that down-round protection will be activated in September 2012. The remaining 1,268,950 non-Preferential Reload Warrants were recorded as equity. The transaction was accounted for as an inducement to convert convertible debt, due to the fact that the exercised Special Bridge and Conversion Warrants were recorded as a derivative long-term liability. According to ASC 470-20-40-16, the Company recorded additional non-operating expense, in the total amount of $2,567 thousand, equal to the fair value of both the Preferential and the non-Preferential Reload Warrants on the date of the induced exercise of the above mentioned Special Bridge and Conversion Warrants.

Note 6—Commitments and Contingencies

Future minimum lease payments under non-cancelable operating leases for office space and cars, as of March 31, 2012, are as follows:

U.S.$ thousands
Year ending December 31,
2012 (nine month period from April 1, 2012 through December 31, 2012)	37
2013	27
64

Rental expense for operating leases for both office space and cars for the three month period ended March 31, 2012 and 2011 was $34 thousand, and $33 thousand, respectively.

Vringo, Inc. and Subsidiary

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

 Note 7—Risks and Uncertainties

(a)	Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with various major financial institutions. These major financial institutions are located in Israel and the United States, and the Company’s policy is designed to limit exposure to any one institution. With respect to accounts receivable, the Company is subject to a concentration of credit risk, as a majority of its outstanding trade receivables relate to sales to a limited number of customers.

(b)	The Company's video ringtone data is hosted at a remote location. Although the Company has full alternative site data backed up, it does not have data hosting redundancy and are thus exposed to the business risk of significant service interruptions to its video ringtone service.

(c)	The Company’s subscription based video ringtone products are subject to regulation in the markets in which the service operates. Regulatory changes can adversely affect the Company’s ability to generate revenue from its products in that market.

(d)	The Company’s Facetones™ application creates an automated video slideshow using friends' photos from social media web sites, primarily from Facebook®, the world's leading social media site. In the event Facebook® prohibits or restricts the ability of the Company’s application to access photos on its site, the Company’s revenue from this application and projected growth could be harmed.

(e)	A significant portion of the Company's expenses are denominated in NIS. The Company expects this level of NIS expenses to continue for the foreseeable future. If the value of the U.S. dollar weakens against the value of NIS, there will be a negative impact on the Company's operating costs. In addition, to the extent the Company holds monetary assets and liabilities that are denominated in currencies other than the U.S. dollar, the Company will be subject to the risk of exchange rate fluctuations.

(f)	The wireless industry in which the Company conducts its business is characterized by rapid technological changes, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards.

Note 8—Subsequent Events

(a)	On April 26, 2012, the NYSE Amex notified the Company that it had resolved the continued listing deficiency referenced in the NYSE Amex's letter dated May 24, 2011, which stated that the Company was not in compliance with Section 1003(a) (iv) of the NYSE Amex's continued listing standards. The NYSE Amex's conclusion was based on a review of available information with respect to the Company, including its filings with the Securities and Exchange Commission. The Company's continued listing eligibility will be assessed on an ongoing basis.

(b)	On April 6, 2012, the Company filed a Form S-4 Registration Statement with the Securities Exchange Commission regarding the proposed Merger with I/P, and is currently addressing comments received from the Securities Exchange Commission regarding this Registration Statement.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in our Annual Report on Form 10-K filed on March 30, 2012. The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide a range of software products for mobile video entertainment, personalization and mobile social applications. Our comprehensive software platforms include applications that allow users to: (i) create, download and share mobile video entertainment content in the form of video ringtones for mobile phones, (ii) create social picture ringtone and ringback content, in the form of animated slideshows sourced from friends’ social networks, (iii) create ReMixed video clips from artists and branded content, and (iv) utilize Fan Loyalty mobile applications for contestant based reality TV shows. Our applications and services have been launched with ten carriers in eight markets. The billing integrations that we have with these operators are of significant strategic value to our operations. In addition, we have deals in place with two of the four largest handset makers in the world. We believe that social network information and updates will be shared regularly when friends regularly communicate by voice and by text. Our video ringtone solutions and other mobile social and video applications, which encompass a suite of mobile and PC-based tools, enable users to create, download and share video and other social content with ease as part of the normal communication process, and provide our business partners with a consumer-friendly and easy-to-integrate monetization platform. While our current portfolio of applications and services represents what we believe to be cutting edge mobile technology that can work across many operating systems, we recognize that the pace at which the mobile landscape is changing has increased and the two most dominant operating systems are Google’s Android and Apple’s iOS. Moving forward, we intend to develop additional applications and services for these two key operating systems, as well as other dominant smartphone operating systems that may emerge. We believe that we can leverage our existing distribution and relationships to promote apps and services for these two operating systems.

We are a development stage company. From inception through March 31, 2012, we have raised approximately $34.8 million. These amounts have been used to finance our operations, as until now, we have not yet generated any significant revenues. From inception through March 31, 2012, we recorded losses of $43.2 million and net cash outflow from operations of $30.5 million. Our average monthly cash burn rate from operations for the three month period ended March 31, 2012, was approximately $0.4 million. For the three month period ended March 31, 2012, the operational cash burn included expenses incurred in connection with merger and acquisition activities, in the total amount of approximately $0.45 million.

In February 2012, we raised approximately $3.6 million through warrant exercises. Pursuant to agreements with warrant holders, we issued new warrants to purchase an aggregate of 2,660,922 shares of common stock at an exercise price of $1.76 per share (the “Reload Warrants”), with the potential of raising up to an additional $5.0 million. The shares of common stock issuable upon the exercise of these warrants are pending registration approval by the Securities Exchange Commission, pursuant to a Form S-3 Registration Statement filed on March 30, 2012.

On March 12, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VIP Merger Sub, Inc., a Delaware corporation, which will be our wholly-owned subsidiary (“Merger Sub”), and Innovate/Protect, Inc., a Delaware corporation and an intellectual property firm founded in 2011 whose wholly-owned subsidiary, I/P Engine, holds eight patents that were acquired from Lycos Inc. (“Innovate/Protect”), pursuant to which Innovate/Protect will merge with and into Merger Sub, with Merger Sub being the surviving corporation (the “Surviving Corporation”) through an exchange of capital stock of Innovate/Protect for our capital stock (the “Merger”).

Under the terms of the Merger Agreement, upon completion of the Merger, (i) each share of then-outstanding common stock of Innovate/Protect, par value $0.0001 per share (other than shares held by us, Innovate/Protect or any of our and their subsidiaries, which will be cancelled at the completion of the Merger) will be automatically converted into the right to receive the number of shares of our common stock, par value $0.01 per share multiplied by the Common Stock Exchange Ratio (as defined below) and (ii) each share of then-outstanding Series A Convertible Preferred Stock of Innovate/Protect, par value $0.0001 per share (other than shares held by us, Innovate/Protect or any of our and their subsidiaries, which will be cancelled at the completion of the Merger) will be automatically converted into the right to receive the same number of shares of our Series A Convertible Preferred Stock, which as of March 31, 2012, 6,818 shares shall be initially convertible into an aggregate of 20,573,998 shares of our common stock (or at a current conversion rate of 3,017.6). The preferred stock to be issued, will have the powers, designations, preferences and other rights as will be set forth in a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock to be filed by us prior to closing. The Common Stock Exchange Ratio initially is 3.0176, which is subject to adjustment in the event of a reverse stock split to provide the holders of shares of Innovate/Protect capital stock with the same economic benefit as contemplated by the Merger Agreement prior to any such reverse stock split. In addition, at the effective time of the Merger, we will issue to the holders of Innovate/Protect capital stock and the holder of Innovate/Protect’s issued and outstanding warrant (on a pro rata as-converted basis) an aggregate of 15,959,838 warrants to purchase an aggregate of 15,959,838 shares of our common stock with an exercise price of $1.76 per share, each subject to equitable adjustment in the event of a reverse stock split. The issued and outstanding warrant to purchase Innovate/Protect common stock shall be exchanged for 250,000 shares of our common stock and 850,000 warrants to purchase 850,000 shares of our common stock with an exercise price of $1.76 per share, each subject to equitable adjustment in the event of a reverse stock split. In addition, the aggregate number of shares of our common stock and the aggregate number of warrants (and the aggregate number of shares of our common stock that may be purchased upon exercise thereof) to be issued in exchange for the issued and outstanding warrant of Innovate/Protect shall each be ratably adjusted to give effect to any partial exercise of such warrant prior to the effective time of the Merger.

In addition, at the effective time of the Merger, each outstanding and unexercised option to purchase Innovate/Protect common stock, whether vested or unvested will be converted into and become an option to purchase our common stock and we will assume such Innovate/Protect stock option in accordance with the terms of the Innovate/Protect 2011 Equity Incentive Plan. After the effective time of the Merger, (a) each Innovate/Protect stock option assumed by us may be exercised solely for shares of our common stock and (b) the number of shares of our common stock and the exercise price subject to each Innovate/Protect stock option assumed by us shall be determined by the Common Stock Exchange Ratio.

Immediately following the completion of the Merger, the former stockholders of Innovate/Protect are expected to own approximately 56.05% of the outstanding common stock of the combined company, and our current stockholders are expected to own approximately 43.95% of the outstanding common stock of the combined company. On a fully diluted basis, the former stockholders of Innovate/Protect are expected to own approximately 67.55% of the outstanding common stock of the combined company, and our current stockholders are expected to own approximately 32.45% of the outstanding common stock of the combined company.

We have expended significant effort and management attention on the proposed transaction. There is no assurance that the transaction contemplated by the Merger Agreement will be consummated. If the transaction is not consummated for any reason, our business and operations, as well as the market price of our stock and warrants may be adversely affected. For accounting purposes, based on our preliminary assessment, Innovate/Protect was identified as the “Acquirer”, as it is defined in FASB Topic ASC 805. As a result, in the post-combination consolidated financial statements, Innovate/Protect’s assets and liabilities will be presented at its pre-combination amounts, and our assets and liabilities will be recognized and measured in accordance with the guidance for business combinations in ASC 805. On April 6, 2012, we filed a Form S-4 Registration Statement with the Securities Exchange Commission regarding the proposed Merger with Innovate/Protect, although the Registration Statement is pending approval by the SEC. The Merger requires approval by the stockholders of both companies. We currently estimate that the Merger will be consummated in the third quarter of 2012.

As of March 31, 2012, we had approximately $3.6 million in cash and cash equivalents. We believe that current cash levels, after taking into effect the Merger with Innovate/Protect, will be sufficient to support our activity into the fourth quarter of 2012. The continuation of our business, as a going concern is dependent upon the successful consummation of our Merger with Innovate/Protect, or additional merger or acquisition, financing, and upon the further development of our products. In addition a significant portion of our issued and outstanding warrants are currently “in the money” and the shares of common stock underlying such warrants will become freely tradable upon exercise after registration, with the potential of up to $5 million of incoming funds for us. A Form S-3 Registration Statement was filed on March 30, 2012 and is pending approval by the Securities Exchange Commission. Provided that our stock price remains at or near its current level, we expect that the exercise of these instruments will generate substantial additional funds for our operations. There can be no assurance, however, that any such opportunities will materialize. All of our audited consolidated financial statements since inception have contained a “going concern” reference by our auditors, expressing substantial doubt about our ability to continue as a going concern.

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

On April 26, 2012, the NYSE Amex notified us that it had resolved the continued listing deficiency referenced in the NYSE Amex's letter dated May 24, 2011, which stated that we were not in compliance with Section 1003(a) (iv) of the NYSE Amex's continued listing standards. The NYSE Amex's conclusion was based on a review of available information, including our filings with the Securities and Exchange Commission. Our continued listing eligibility will be assessed on an ongoing basis.

Our Strategy

Our goal is to become a leading global provider and licensor of mobile video and mobile social applications, services and software, including mobile personalization, and interactive services via our different software platforms and maximize the benefits of our intellectual property. To achieve this goal, we plan to:

Grow our business. On March 12, 2012, we announced the entry into a Merger Agreement with Innovate/Protect. The objectives of the Merger are to maximize the economic benefits of our intellectual property assets, add significant talent in technological innovation, and be positioned to enhance its opportunities for revenue generation through the monetization of the combined company’s assets. Innovate/Protect is the owner of certain patent assets acquired from Lycos, one of the largest search engine websites of its kind in the mid-late 1990s, including technologies that remain critical to current search platforms. We believe that the Merger, if consummated, will potentially enhance our technology, our portfolio of intellectual property, and as a result, open new business opportunities for our company.

Maintain and grow our product technology and monetization of intellectual property. Our technical team is made up of highly regarded industry professionals that continually ensure that our product is on the cutting-edge in terms of ease of use, functionality and look and feel. Our applications and services have millions of downloads and registered users, however there is no guarantee that we can maintain this leadership position. Separately, the mobile video and mobile social networking industries are in their infancy and in order to create a user base with scale and ultimately substantial revenue we will need to spend additional capital resources. In addition to product leadership we continue to grow our portfolio of intellectual property through internal development. We plan to continue to allocate technical resources to remain ahead of our competition and provide users with a product that is easy-to-use and cutting-edge. We have filed 24 patent applications for our platform (three of which have been issued to date) and we continue to create new intellectual property. We believe that, if consummated, the Merger will add significant talent in technological innovation, and position the combined company for potential enhanced opportunities and revenue generation through the monetization of the combined company’s assets.

Continue to maintain a base of strategically important intellectual property. If consummated, the Merger will substantially increase our intellectual property portfolio, we believe that there are additional intellectual property assets that we will be able to partner with, license or acquire. Our success depends on not just the monetization of the existing portfolio of patents, but expanding it further.

Create additional applications and services. We intend to develop, license or acquire additional applications and services to distribute through our carrier, handset and application store partners. While we have gained significant user adoption for our products and services we believe that to achieve substantial revenue we will need to create new products in particular for Apple’s iOS devices. Apple is currently the dominant operating system for the monetization of mobile applications followed by Android. We have already deployed 4 applications for Apple’s iOS and generated over 1 million downloads on Android alone for our Facetones product. To be competitive we will continue to focus on the two most dominant smartphone platforms.

Grow our subscription services through mobile carrier partnerships. We have built our products so as to be easily integrated with mobile carriers and content aggregators. We believe the mobile carrier channel is one of the most cost effective channels to grow our user base and to monetize our products. Our subscription services are currently live in Belgium, India, Malaysia, Singapore, the United Kingdom and the United Arab Emirates and in limited release in the United States.

Generate revenue via software licensing partnerships. We have licensed our software to 2 of the 4 largest handset makers in the world, ZTE and Nokia. We believe that the market for pre-loaded software for mobile devices is a fast growing market that provides broad reach and sustainable recurring revenue.

 Enhance our viral and social tools. We believe that there is substantial opportunity to increase the social and viral nature of our products, which will be critical for our growth. We will continue to add features to the product platforms to enhance their viral and social aspects and which enable users to connect with their existing social networks on platforms such as Facebook™, Twitter™ and LinkedIn™.

Build a strong revenue base of recurring revenue. We will focus on recurring revenue stream generated by operator partners and advertising. We believe that our products and services are well suited for monetization through these avenues. While the mobile advertising market is promising, it is still in its infancy and our success is dependent on the growth of the market as a whole. Our aim is to penetrate this market through our established partnerships; however we recognize that the realization of this model on a significant scale will continue to require investment over a sustained period of time.

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

Business Overview

Our video ringtone platform was our primary product of focus from inception through the launch of our Facetones product in the third quarter of 2011. We continue to develop business for this product. We believe that our comprehensive video ringtone service represents the next stage in the evolution of the ringtone market from standard audio ringtones to high-quality video ringtones, with social networking capability and integration with web systems. Our solution, which encompasses a suite of mobile and PC-based tools, enables users to create, download and share video ringtones with ease. Furthermore, our solution, provides our business partners with a consumer-friendly and easy-to-integrate monetization platform. This platform combines a downloadable mobile application which works on multiple operating systems and over 400 mobile handsets, a WAP site, which is a simplified website accessible by a user on a mobile phone, and a website, together with a robust content integration, management and distribution system. As part of providing a complete end-to-end video ringtone platform, we have amassed a library of over 12,000 video ringtones that we provide for our users in various territories. Certain portions of this library are geographically restricted. We also have developed substantial tools for users to create their own video ringtones and for mobile carriers and other partners to include their own content and deliver it exclusively to their customers. Our VringForward™ video ringtone technology allows users to enjoy a rich social experience by sharing video ringtones from our library or which they created.

Until the end of 2009, our video ringtone service was offered to consumers for free. At that point, we moved to a paid service model together with mobile carriers and other partners around the world. The revenue model for our video ringtone service offered through the carriers is generally a subscription-based model where users pay a monthly fee for access to our service and additional fees for premium content. Our free version is still available in markets where we have not entered into commercial arrangements with carriers or other partners. We have built our video ringtone platform with a flexible back-end and front-end that is easy to integrate with the back-end systems of mobile carriers and easy to co-brand with mobile carriers. To date, we have filed 24 patent applications for our platform, three of which have been issued in the United States and we have received one notice of allowance in Europe to date, and we continue to create new intellectual property.

As of May 15, 2012, we have commercial video ringtone services with the following eight carriers and partners.

•	Celcom AxiataBerhad, or Celcom, a mobile carrier in Malaysia, with 11.0 million subscribers. Celcom is one of the largest mobile telecommunications operators in Malaysia with the widest national 2G and 3G coverage in the country, with 25 thousand subscribers to our paid service. Celcom is a Vodafone partner and is part of the Axiata Group of Companies, one of the world’s largest telecommunications companies with more than 160 million customers across 10 Asian markets (launched in October 2011);

•	Maxis Mobile Services SDN BHD, or Maxis, a mobile carrier in Malaysia with 11.4 million subscribers, of which there are 139 thousand subscribers to our paid service and an additional 7 thousand subscribers on a free trial basis (launched in September 2009);

•	Emirates Telecommunications Corporation, or Etisalat, a mobile carrier with 7.3 million subscribers in the United Arab Emirates and which has more than 94.0 million subscribers worldwide, where we have launched our products and services and have 23 thousand subscribers to our paid service, (launched in January 2010);

•	Everything Everywhere Limited (EEL), a mobile carrier with almost 30.0 million subscribers in the United Kingdom. Our video ringtone platform launched was with Orange UK, a large mobile communications company and subsidiary of EEL, with 16.0 million subscribers and we have 33 thousand subscribers to our paid service (launched in February 2011);

•	Starhub, a mobile carrier with 2.0 million subscribers in Singapore (initially launched in February 2011 and re-launched in the first quarter 2012);

•	RTL in Belgium, part of the Bertelsman RTL Television network, has offered together with us, a subscription service on all three Belgian mobile operators (with a combined subscriber base of 1 million) that includes RTL content (launched in June 2010 with limited subscribers due to regulatory limitations introduced on mobile services);

•	Hungama, a content and mobile services aggregator in India. The service with Hungama is being offered to customers of 15 different mobile carriers in India. Our paid service was on temporary hold as a result of regional legalities in India, however we re-launched the service in March 2012 in partnership with Hungama and Tata DOCOMO; and

•	Emirates Integrated Telecommunications Company (du Networks), a mobile carrier with 5.0 million subscribers in the United Arab Emirates, where we have launched our products and services in February 2012.

We are currently in discussions with several other mobile carriers and we will be pursuing additional agreements with mobile carriers over the next 12 to 24 months. As of May 15, 2012, our partners have an aggregate of approximately 700 million subscribers, of which 227 thousand are paid subscribers to our service, and another 9 thousand subscribers have enrolled on a free-trial basis.

 Our new Facetones™ social ringtone platform generates social visual ringtone content automatically by aggregating and displaying a user’s friends’ pictures from social networks and then displaying as a video ringtone, as well as a video ringback tone. These ringtones do not replace, but rather enhance, standard ringtone and ringback tones with relevant, current social content that is visually displayed.  The Facetones™ product is available for devices running Android, iOS, and Nokia’s Symbian S3. We are currently working together with mobile handset makers to develop this application for other operating systems.

Facetones™ is experiencing growth both in consumer downloads and in the number of commercial deals with major partners already announced. The product is being made available to consumers in several different configurations and with a variety of distribution and monetization methods. As of May 5, 2012, the Facetones™ free ad-supported version had more than a million downloads and is generating more than 3.8 million requests in mobile ad inventory on a weekly basis.

Facetones™ is offered directly to consumers via leading mobile application stores and download sites where both for purchase versions (at prices ranging from $1 to $5), as well as ad-supported free versions are available. Facetones is available in application stores integrated into popular handsets such as the Google Android Market and Apple App Store. We have announced placement deals for the app with GetJar, the world’s largest independent app store, Mobango and AppBrain. In August 2011, we launched Facetones™ in Japan for Android users through the DOCOMO market, a mobile internet portal operated by NTT DOCOMO, INC., the largest mobile phone operator in Japan, with more than 50 million users.  In October 2011, Verizon, the largest mobile operator in the United States, announced the launch of Facetones™ as a subscription service for Verizon subscribers for $0.99 a month.  We continue to pursue business for Facetones™ together with handset manufacturers. In December 2011, we launched Facetones™ for Symbian in cooperation with Nokia. In January 2012, we launched Facetones™ for iPhone which generates, as of the end of February 2012, close to a thousand daily downloads without any promotion. In March 2012, we shifted from providing an ad-based free-of-charge for iPhone to a one-time fee ads-free app.

In addition to our direct to consumer and carrier marketed versions of the Facetones™ application, we believe that licensing our software to handset makers will provide a growing and significant revenue stream during 2012 and beyond. In November 2011, we announced an agreement with ZTE Corporation, the largest handset maker in China and fourth-largest globally, to preload the Facetones™ application on Android handsets manufactured by ZTE. ZTE will pay us a royalty for each device that our software is pre-loaded on. These ZTE handsets will be sold via mobile phone operators and through various OEM contracts to brand name handset manufacturers. In addition, we have entered into a development contract with Nokia, the world’s largest handset maker, to supply Facetones for Nokia’s S3 devices, subsequent to delivering this version of our application it was recently launched on the Nokia Ovi Store.

Early in 2011, we launched our new Video ReMix platform that allows users to download an application for iOS (iPhone, iPad, iPod) or Android phones and create their own music video by tapping on a variety of music beats and video files. Essentially, the user is able to “Remix” this music video content and add his own user generated video to the mix and then view this content or share it with friends via Facebook® or other social networks. This application turns the smartphone or tablet into a virtual video ReMix sound/video board where this “mixing” is accomplished by simple tapping on the touch screen interface. The Video ReMix applications are branded with an artist or sponsor and then monetized via advertising, sponsorship, a-la carte sales or in app store purchases.

 The initial Video ReMix application was developed with Nappy Boy Enterprises, the music production company of the artist T-Pain. Booty Symphony was released in an ad-supported free Android version as well as paid versions for iOS and Android. Our newest application on our Video ReMix platform was delivered in the second quarter of 2011 to partner Corso Communications and its client Heineken. This sponsored version highlighted music and video of the group Dirty Vegas, and was used by Heineken “brand ambassadors” at the Coachella Music festival. We later created an additional version of this application for Heineken in the third quarter of 2011. We continue to seek new business for this platform with other recording artists and sponsored by additional major brands.

Our Fan Loyalty platform was launched in mid-2011 by co-branding our Fan-Loyalty application with Star Academy 8, the largest music competition in the Middle East and Nokia, the world’s largest handset maker. This platform enables users to obtain video content from the show as well as from behind the scenes, retrieve information regarding the show and vote for their favorite contestants. The free app was launched in partnership with Rotana, a diversified media company and the world's largest producer of music and music television in the Middle East, and sponsored by Nokia. The application featured exclusive content and fully integrated live voting capabilities for the blockbuster "Star Academy" reality music show, which reached over 300 million viewers and was available in over 10 countries in the region. In the first quarter of 2012, we entered into an agreement with Endemol, a producer of entertainment and reality TV programming, to work together on additional sponsored versions of this application.

The Fan Loyalty application for Star Academy was made available exclusively for download on the Ovi Store, and had more than 200 thousand downloads during the season. We are in discussions with several other entertainment groups regarding potential deals for this Fan Loyalty platform.

As of March 31, 2012, we had 24 full time employees and 4 part-time employees.

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

Non-operating income (expenses)

Non-operating income (expenses) includes transaction gains (losses) from foreign exchange rate differences, interest on deposits, bank charges, as well as fair value adjustments of derivative liabilities on account of the Preferential Reload Warrants, Special Bridge Warrants and the Conversion Warrants, which are highly influenced by our stock price at the period end (revaluation date). Finally, in the first quarter of 2012, non-operating income included non-recurring expense related to the issuance of the Reload Warrants (see also Notes 3 and 5 to the financial statements).

Income taxes

Our effective tax rate differs from the statutory federal rate primarily due to differences between income and expense recognition prescribed by income tax regulations and generally accepted accounting principles. We utilize different methods and useful lives for depreciating and amortizing property and equipment and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. In addition, our income tax expense has been adjusted for the effect of foreign income from our wholly owned subsidiary. At March 31, 2012, our deferred tax assets generated from our U.S. activities were entirely offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be generated. The deferred tax assets and liabilities generated from our subsidiary's operations are not offset by an allowance, as in our estimation, they are more likely than not to be realized.

Our subsidiary generates net taxable income from services it provides to us. The subsidiary charges us for research, development, certain management and other services provided to us, plus a profit margin on such costs, which is currently 8%. On December 5, 2011, the Knesset (Israel’s Parliament) approved the Law to Change the Tax Burden (Legislative Amendments) - 2011. According to the new law, the corporate tax rate will be 25% starting in 2012. However, the subsidiary is a "Beneficiary Enterprise" as defined in amendment No. 60 to the Israeli Law for the Encouragement of Capital Investment, 1959, which means that income arising from its approved research and development activities is subject to zero percent tax for a period of two years and a reduced tax rate for the subsequent five years. The subsidiary elected to receive the zero percent tax benefits for the fiscal years of 2007-2008. In January 2011, new legislation amending the Investment Law was enacted. According to the amendment, the uniform tax rate applicable to a “Beneficiary Enterprise” in the zone where the production facilities of the subsidiary are located would be 15% in 2011 and 2012, 12.5% in 2013 and 2014, and 12% in 2015 and thereafter. Under the transitory provisions of the newly legislated amendment, the subsidiary irrevocably implemented the new law while waiving benefits provided under the current law.

Results of Operations

Three months ended March 31, 2012, compared to the three months ended March 31, 2011 and the development stage period (cumulative from inception through March 31, 2012)

The following analysis compares the results of our operations for the three month period ended March 31, 2012, to the results of operations for the three month period ended March 31, 2011 and the results of our operations from inception through March 31, 2012.

Revenue

				Cumulative
				from inception
	Three month period ended March 31,			to March 31,
	2012	2011	Change	2012
	($ - in thousands)			($ - in thousands)
Revenue	106	147	(41)	1,055

During the three month period ended March 31, 2012, we recorded total revenues of $106 thousand, which represents decrease of $41 thousand (or 28%) compared to revenues recorded in the three month period ended March 31, 2011. The decrease, compared to the first quarter of 2011, was mainly due to a decrease in revenue recorded in connection with one time set up fees in Singapore and Armenia. Additional decrease in revenues was due to Video ReMix platform revenue recorded in the first quarter of 2011, in the total amount of $23 thousand, which did not occur in 2012. In addition, in the first quarter of 2012, the number of subscribers in Maxis was reduced due to system updates of recycled numbers from the regulated carrier database, as a result revenue decreased by $40 thousand (or 50%), compared to the first quarter of 2011. The decrease was offset by revenue from new subscription agreement in Malaysia ($16 thousand recorded in the first quarter of 2012) and an increase in revenue in the UK (an increase of $17 thousand, compared to the first quarter of 2011). Overall, we do not expect the abovementioned decrease in subscribers in Maxis to have a material effect on our future revenue.

During the three month period ended March 31, 2011, we recorded revenues of $147 thousand, which represents an increase of $117 thousand (or 390%) from revenues recorded for the three month period ended March 31, 2010. The recognized revenue in the first quarter of 2011 was mainly from our revenue-sharing agreements in Malaysia ($77 thousand recorded, an increase of $67 thousand compared to the first quarter of 2010). In addition, we recognized revenue for one time set up fees in Singapore ($9 thousand in the first quarter of 2011 and Armenia ($9 thousand in the first quarter of 2011). Revenue for our Video ReMix platform commenced this quarter, with the recognition of $23 thousand in March 2011. The revenue in the first quarter of 2010 was mainly comprised of our then new revenue-sharing agreements in Malaysia, the United Arab Emirates and Armenia, whereby we recognized approximately $10 thousand for each one of these customers.

From inception through March 31, 2012, we recorded revenues of $1,055 thousand, which includes $726 thousand from revenue share subscription services, $118 thousand from one-time setup fees, $91 thousand from Facetones™, $80 thousand from Fan Loyalty application formats, $30 thousand from Video ReMix platform and $10 thousand from applications sold.

 We expect to continue to generate a substantial portion of our future revenues from: (i) Facetones™ preloads through the agreement with ZTE as well as the development of additional business from handset makers, (ii) Facetones™ app, and Fan Loyalty application platforms, (iii) revenue-sharing agreements in India, Malaysia, Singapore, United Arab Emirates and UK, (iv) new revenue-sharing agreements for subscription-based services in new territories, (v) one-time service fees for customized production and development of the Facetones and Fan Loyalty application platforms, (vi) monetization of our intellectual property.

Cost of Revenue

	Three month period ended March 31,			Cumulative from inception to March 31,
	2012	2011	Change	2012
	($ - in thousands)			($ - in thousands)
Cost of revenue	31	25	6	397

During the three month period ended March 31, 2012, our cost of revenue was $31 thousand, which represents an increase of $6 thousand (or 24%) compared to our cost of revenue for the three month period ended March 31, 2011. During the three month period ended March 31, 2011 and 2010, our cost of revenue was $25 thousand and $34 thousand, respectively, which represents a decrease of $9 thousand (or 26%) compared to cost of revenue for the three month period ended March 31, 2010. Our cost of revenue is mainly comprised of cost of services related to the provision of content to end-users and cost of hosted servers needed to support our service in markets where we have launched our product. The change in cost of revenue, between the presented periods was mainly related to changes in content amortization expenses.

We expect that cost of revenue will increase over time, as we diversify the portfolio of our products. As some of these costs are fixed irrespective of our revenues, we expect our gross margin to increase, as our revenues increase.

Research and Development

	Three month period ended March 31,			Cumulative from inception to March 31,
	2012	2011	Change	2012
	($ - in thousands)			($ - in thousands)
Research and development	512	519	(7)	13,883

Research and development expenses decreased from $519 thousand to $512 thousand (or 1%) during the three month period ended March 31, 2012, compared to the three month period ended March 31, 2011. In the first quarter of 2012, our research and development expenses mainly consisted of workforce and consulting related costs ($371 thousand, compared to $374 thousand in the first quarter of 2011), as well as share based compensation costs ($35 thousand, compared to $82 thousand in the first quarter of 2011). The decrease was mainly due to a decrease in shares based compensation expense, offset by higher patent expenses (an increase of $36 thousand in the first quarter of 2012), following our decision to enhance and diversify our intellectual property portfolio.

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

From inception through March 31, 2012, research and development expenses amounted to approximately $13.9 million. Of this amount, approximately $9.0 million was attributed to salaries and related expenses, $0.6 million to share based payments, $2.2 million was attributed to sub-contracting and consulting services, $0.9 million was attributed to operating expenses, $0.3 million was attributed to overhead and $0.9 million was attributed to patent expenses.

We anticipate that our research and development costs will remain constant until after the consummation of the proposed Merger with Innovate/Protect. Following the completion of the proposed Merger, those costs may increase, should we seek to develop additional technology and intellectual property to diversify and enhance our business.

Marketing

	Three month period ended March 31,			Cumulative from inception to March 31,
	2012	2011	Change	2012
	($ - in thousands)			($ - in thousands)
Marketing	759	621	138	11,970

During the three month period ended March 31, 2012, marketing expenses increased by $138 thousand (or 22%), to $759 thousand, from $621 thousand in the three month period ended March 31, 2011. The increase in our marketing expenses in the first quarter of 2012, was mainly due to an increase of $254 thousand in non-cash share-based compensation expenses, related to new grants in 2012 and the effect of the separation agreement signed between us and our former CEO (an increase of $0.16 million). This increase was offset by a decrease of $81 thousand in payroll expenses related to reclassification of 50% of the cost of our President and newly appointed CEO in the United States, as of March 2012, to general and administrative expenses.

The increase in our marketing expenses for the three month period ended March 31, 2011, was in part due to the hiring, in April 2010, of our President in the United States, whose efforts are focused on marketing and business development. In addition, the increase relates to the 2011 and 2010 options grants for marketing employees, thereby increasing the respective compensation expense. Furthermore, we had an increase in public relations and advertising costs in connection with new commercial launches in 2011.

From inception through March 31, 2012, marketing expenses amounted to approximately $12 million. Of this amount, approximately $5.2 million was attributed to salaries, $1.4 million was attributed to share based payments and related expenses, $2.2 million was attributed to travel and trade shows, $1.6 million was attributed to sub-contracting and consulting services, $1.4 million was attributed to public relations services and customer acquisition expenses and $0.2 million was attributed to overhead expenses.

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

General and Administrative

	Three month period ended March 31,			Cumulative from inception to March 31,
	2012	2011	Change	2012
	($ - in thousands)			($ - in thousands)
General and administrative	1,460	665	795	9,729

During the three month period ended March 31, 2012, general and administrative expenses increased by $795 thousand (or 120%), to $1,460 thousand, from $665 thousand during the three month period ended March 31, 2011. General and administrative expenses increased mostly due to the increase in various professional fees in connection with increased merger and acquisition activity (an increase of approximately $0.4 million, compared to the first quarter of 2011). In addition, there was an increase due to non-cash share based compensation expenses due to new option grants in 2012 and the effect of the separation agreement signed between us and our former CEO (an increase of $0.16 million). Finally, an additional increase in expense in the first quarter of 2012, compared to the first quarter of 2011, was due an increase in payroll expenses of $76 thousand, related mainly to reclassification of 50% of the cost of our President and new CEO in the United States to general and administrative expenses.

During the three month period ended March 31, 2011, general and administrative expenses increased $471 thousand (or 242%), to $665 thousand, from $194 thousand in the three month period ended March 31, 2010. The increase is mostly due to increase in various professional fees in connection with becoming a public company. In addition, there was an increase due to additional insurance costs for our directors' and officers' liability insurance and an increase in share based compensation expenses due to new option grants in 2011 and 2010.

From inception through March 31, 2012, general and administrative expenses totaled approximately $9.7 million. Of this amount, approximately $2.4 million was attributed to salaries and related expenses, $2.1 million was attributed to share based payments, $1.8 million was attributed to various office expenses, $2.8 million was attributed to professional fees and $0.6 million was attributed to depreciation and amortization.

 We expect that our general and administrative expenses will remain high, as we expect to incur significant costs in connection with future merger, acquisition and financing activities. These costs will be reflected in increased accounting, legal and insurance costs. We also expect that our compensation costs will increase significantly due to the recording of expense related to management share based compensation.

Non-operating Expense (Income), Net

	Three month period ended March 31,			Cumulative from inception to March 31,
	2012	2011	Change	2012
	($ - in thousands)			($ - in thousands)
Non-operating income (expense), net	(2,968)	592	(3,560)	(8,127)

During the three month period ended March 31, 2012, non-operating income (expense) changed by $3.6 million (or -603%), to an expense of $3.0 million, from an income of $0.6 million, in the three month period ended March 31, 2011.

In the three month period ended March 31, 2012, we recorded non-operating expense in the amount of $3.0 million, which was mainly comprised of an expense of $2.6 million recorded in connection with issuance of the Reload Warrants accounted for as an inducement to convert convertible debt (see Notes 3 and 5 to the accompanying financial statements), as well as an additional expense of $0.4 million, recorded due to adjustment of fair value of the Preferential Reload Warrants, Special Bridge Warrants and the Conversion Warrants.

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

From inception through March 31, 2012, non-operating income (expense) totaled approximately $8.1 million. This amount mainly included: income from interest on deposits of $0.2 million, interest expense on venture loan of $1.6 million, $0.1 million of debt extinguishment expense related to the Series B Convertible Preferred Stock, $0.2 million of debt extinguishment expenses as a result of the loan modification agreement with SVB/Gold Hill, $1.0 million of additional interest expense as a result of the conversion of the convertible loan, $0.3 million of warrant amortization and $1.1 million of additional interest expense from the Bridge Notes, $1.3 million as additional interest expense for warrants granted to lead investors of the Bridge Financing, $1.0 million income in connection with the settlement of the venture loan and $1.3 million expense recorded in connection with amortization of discount on convertible notes, and non-operating income of $0.1 million for the adjustment of the fair value of the Preferential Reload, Special Bridge and the Conversion Warrants. Finally, additional non-operating expense of approximately $2.6 million was recorded due to issuance of the Reload Warrants, accounted for as an inducement to convert convertible debt.

Taxes on Income

	Three month period ended March 31,			Cumulative from inception to March 31,
	2012	2011	Change	2011
	($ - in thousands)			($ - in thousands)
Income tax expense (benefit)	20	18	2	139

During the three month period ended March 31, 2012, we recorded an income tax expense in the total amount of $20 thousand, which reflects an increase of $2 thousand compared to tax expense of $18 thousand recorded in the three month period ended March 31, 2011. In addition, income tax expense recorded during the three month period ended March 31, 2011, reflect a decrease of $2 thousand compared to tax expense of $20 thousand recorded in the three month period ended March 31, 2010.

Taxes on income are mainly due to taxable profits generated by our subsidiary, as a result of the intercompany cost plus agreement between us and the subsidiary, whereby the subsidiary performs development and other services for us and is reimbursed for its expenses plus 8%. For financial statements purposes, these profits are eliminated upon consolidation. The profits of the subsidiary benefitted from a tax holiday in the 2007-2008 tax years and a taxable loss in 2009, 2010 and 2011. We expect a taxable income in our subsidiary, in 2012, under the terms of the intercompany agreement. In addition, during the three month period ended March 31, 2012, 2011 and 2010, we recorded income tax expense of $7 thousand, $12 thousand and $0 thousand, respectively, in connection with tax withheld at source by our partner in Malaysia, which we do not expect to be reclaimed.

From inception through March 31, 2012, income tax expense totaled $139 thousand. We expect tax expense to increase as our business grows and as our subsidiary continues to generate taxable income under the intercompany cost plus agreement.

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

Liquidity and Capital Resources

As of March 31, 2012, we had a cash balance of $3.6 million and $2.7 million in net working capital. The increase of $2.4 million in our cash balance from December 31, 2011, was mainly due to $3.65 million received from exercise of approximately 90% of the then outstanding Special Bridge and Conversion Warrants, offset by net cash used by us in our business operations ($0.8 million) and funds used in connection with the Merger (approximately $0.4 million). As of March 31, 2012, our total stockholders' equity was $1.0 million, mainly due to the exercise of the abovementioned warrants, offset by continued operating deficits from inception to date.

The Company believes that its current cash levels will be sufficient to support its activity into the first quarter of 2013. Based on current operating plans, additional resources that may be required for the continuation of our operations approximates $0.9 million and $4.4 million, for the twelve month periods ending March 31, 2013 and March 31, 2014, respectively. After taking into effect the Merger with Innovate/Protect, additional resources that may be required for the continuation of our combined operations approximates $4.3 million and $11.8 million, for the twelve month periods ending March 31, 2013 and March 31, 2014, respectively. These estimates include a projected $0.7 million cash outflow for merger and integration costs relating to the Innovate/Protect combination, specifically for legal, accounting and exchange fees, as well as an expected increase in D&O insurance.

 In addition a significant portion of our issued and outstanding warrants are currently “in the money” and the shares of common stock underlying such warrants will become freely tradable upon exercise after registration, with the potential of up to $5 million of incoming funds for us. A Form S-3 Registration Statement was filed on March 30, 2012 and is pending approval by the Securities Exchange Commission. Provided that our stock price remains at or near its current level, we expect that the exercise of these instruments will generate substantial additional funds for our operations. There can be no assurance, however, that any such opportunities will materialize.

 The continuation of our business, as a going concern is dependent upon the successful consummation of the proposed Merger with Innovate/Protect, or similar merger or acquisition, financing, and upon the further development of our products. There can be no assurance, however, that any such opportunities will materialize. We anticipate that we will continue to issue equity and/or debt securities as a source of liquidity, when needed, until we generate positive cash flow to support our operations. We cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance our operations may require stockholder approval and will dilute existing stockholders' ownership. We cannot guarantee when or if we will ever generate positive cash flow.

Cash flows

	Three month period ended March 31,			Cumulative from inception to March 31,
	2012	2011	Change	2012
	($ - in thousands)
Net cash used in operating activities	(1,215)	(1,517)	302	(30,518)
Net cash provided by (used in) investing activities	(5)	14	(19)	(611)
Net cash provided by financing activities	3,652	(345)	3,997	34,812

Operating activities

During the three month period ended March 31, 2012, net cash used in operating activities totaled $1.2 million. During the three month period ended March 31, 2011, net cash used in operating activities totaled $1.5 million. The decrease of $0.3 million in cash used in operating activities was mainly due to increased collection of receivables ($0.3 million the first quarter of 2012, compared to $0.1 million in the first quarter of 2011), as well as reduction in workforce related costs. The operating activities included merger and acquisition related expenses (increase of $0.45 million compared to the first quarter of 2011).

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

We expect our net cash used in operating activities to increase due to costs related to merger and acquisition activity, as well as due to possible future financing activity. As we move towards greater revenue generation, we expect that these amounts will be offset by revenue. Since we receive most of our revenues directly from carriers whose payment schedules are generally net 90 days or longer, and our suppliers' payment schedules are generally net 30 days, we do not expect the increase in revenue will initially increase our net cash from operating activities.

Investing activities

During the three month period ended March 31, 2012, net cash used in investing activities totaled $5 thousand. During the three month period ended March 31, 2011, net cash provided by investing activities totaled $14 thousand. This change of $19 thousand in cash provided by investing activities was primarily due to the release of a short term deposit, which was offset by the purchase of fixed assets in the first quarter of 2011. Fixed asset purchases in the three month period ended March 31, 2012, amounted to $5 thousand compared to $7 thousand for the three month period ended March 31, 2011.

We expect that net cash used in investing activities will increase as we intend to continue to upgrade our computers and software in 2012. Moreover, as our service continues to grow, we will need to increase our server capacity to meet the needs of our customers.

Financing activities

During the three month period ended March 31, 2012, net cash provided by financing activities totaled $3.65 million, which relates to the exercise of warrants in February 2012. Pursuant to agreements with warrant holders, we issued Reload Warrants at an exercise price of $1.76 per share, with the potential for raising up to an additional $5.0 million.

We expect to continue to see a net cash inflow from financing activities, as a result of possible inflows from the exercise of warrants and options granted to employees management and consultants.

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

In the fourth quarter of 2011, we announced an agreement with ZTE Corporation, the largest handset maker in China and fourth-largest globally, to preload the Facetones™ application on Android handsets, which is scheduled to commence late in the second quarter or third quarter of 2012. As part of the commercial terms of the agreement, these handsets will be sold via mobile phone operators and through various OEM contracts. Similar arrangement are being pursued with other handset manufacturers, although there can be no assurance that any such opportunities may arise.

We are currently in discussions with several potential strategic partners and mobile carriers and we will be pursuing additional agreements over the next 12 to 24 months. In addition, we are continuing to explore further opportunities for strategic business alliances, however, there can be no assurance that any such opportunities may arise, or that any such opportunities will be consummated.

Together with the executive team from Innovate/Protect we anticipate the creation of additional products and services that will be distributed through our existing operator and handset relationships.

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2011, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

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

We determine the fair value of stock options granted to employees, directors and consultants using the Black-Scholes-Merton, the Lattice (for out-of-money option grants) and the Monte-Carlo (for grants that include market conditions) valuation models, those require significant assumptions regarding the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. Due to insufficient history, we estimate our expected stock volatility based on historical stock volatility from comparable companies.

In January 2012, our board of directors approved an acceleration of option vesting for all option holders, should we will be subject to a change of control in a merger and/or acquisition transaction. In addition, in March 2012, the board of director approved participation of all outstanding options, except for those grants pursuant to separation arrangements, in future dividends, if any, as well as the acceleration of vesting of certain outstanding options, according certain market conditions. In addition, upon a subsequent change of control, defined as a more than 50% change in shareholder ownership excluding the transaction Innovate/Protect, 75% of the then unvested options held by each grantee shall automatically vest. Moreover, all outstanding options granted to members of the board of directors shall fully vest if a member of the board of directors ceases to be a director at any time during the six-month period immediately following a change of control. As of March 31, 2012, the Company expects to account for no dividends payouts, acceleration of vesting triggered by the Merger with Innovate/Protect will be accounted for upon the consummation of the proposed Merger; moreover, it assumes that the estimated effect of acceleration pursuant to meeting the abovementioned market conditions will be immaterial, due to low probability of occurrence, please refer to Note 5 to the accompanying financial statements.

These option pricing models utilize various inputs and assumptions, which are highly subjective. Had we used different assumptions, our results may have been significantly different. For further information on judgments and assessments used, please refer to Note 11 in our consolidated financial statements for the year ended December 31, 2011.

Valuation of Financial Instruments

On December 29, 2009, we consummated a bridge financing pursuant to which we issued 5% subordinated convertible promissory notes, ("Bridge Notes"), in the aggregate amount of $2.98 million in a private placement, as well as warrants to purchase 795,200 shares of common stock (the "Special Bridge Warrants", and collectively with the Bridge Notes, the "Bridge Financing"). Proceeds from the Bridge Financing were first allocated to the Special Bridge Warrants, which were classified as a derivative liability and recorded at fair value, with the residual amount allocated to the Bridge Notes.

On December 1, 2011, we entered into financing agreements which triggered anti-dilution provisions in certain of our outstanding warrants. As a result, the exercise price was reduced to $0.94 and the number of Special Bridge Warrants outstanding was adjusted to 2,528,615. Between February 6 and February 14, 2012, we entered into agreements with holders of the Special Bridge Warrants, pursuant to which such holders exercised 2,274,235 Special Bridge Warrants (see also to Notes 3 and 5 to the accompanying financial statements). As of March 31, 2012, the Special Bridge Warrants were revalued using the Black-Scholes-Merton and the Monte-Carlo models. As the terms of these warrants include a special down-round protection clause, i.e. in a new issuance of common stock at a lower price than the current exercise price, the current exercise price will be lowered to the new issuance price and the number of warrants granted will increase so that the total exercisable value remains as under the original terms. As of March 31, 2012, we estimated 30% probability of such protection being activated in September 2012. We have estimated the value of the down-round protection using a Monte-Carlo simulation. The following assumptions were used: 82.95% expected volatility, a risk-free interest rate of 0.50%, estimated life of 2.75 years and no dividend yield.

Upon the consummation of the IPO, the Bridge Notes automatically converted into 864,332 shares of common stock and 1,728,664 warrants (the "Conversion Warrants"). The Conversion Warrants have down-round protection clauses, i.e. in a new issuance of common shares at a lower price than the current exercise price, the current exercise price will be adjusted to the new issuance price. On December 1, 2011, we entered into financing agreements which triggered anti-dilution provisions in certain of our outstanding warrants. As a result, the exercise price was reduced to $0.94. Between February 6 and February 14, 2012, we entered into agreements with holders of the Special Bridge Warrants and Conversion Warrants, pursuant to which such holders exercised 1,554,758 Conversion Warrants (see also to Notes 3 and 5 to the accompanying financial statements). As of March 31, 2012, the Conversion Warrants were revalued using the Black-Scholes-Merton and the Monte-Carlo models. As the terms of these warrants include a special down-round protection clause, i.e. in a new issuance of common stock at a lower price than the current exercise price, the current exercise price will be lowered to the new issuance price and the number of warrants granted will increase so that the total exercisable value remains as under the original terms. As of March 31, 2012, we estimated 30% probability of such protection being activated in September, 2012. We have estimated the value of the down-round protection using a Monte-Carlo simulation. The following assumptions were used: 79.26% expected volatility, a risk-free interest rate of 0.60%, estimated life of 3.23 years and no dividend yield.

Between February 6 and February 14, 2012, we entered into agreements with holders of the Special Bridge Warrants and Conversion Warrants, pursuant to which such holders exercised 2,274,235 Special Bridge Warrants and 1,554,758 Conversion Warrants to purchase an aggregate of 3,828,993 shares of our common stock for aggregate proceeds of approximately $3.6 million. In addition, we issued Reload Warrants to purchase an aggregate of 2,660,922 shares of common stock at an exercise price of $1.76 per share in consideration for the immediate exercise of the warrants. 1,392,972 of the Reload Warrants bear down-round protection clauses; as a result, they will be classified as a long term derivative liability and recorded at fair value (“Preferential Reload Warrants”). At the issuance date fair value, in the total amount of $1,476 thousand was calculated using the Black-Scholes-Merton and the Monte-Carlo models (see also to Notes 3 and 5 to the accompanying financial statements), using the following assumptions: 72.89% expected volatility, a risk-free interest rate of 0.79%, estimated life of 5 years and no dividend yield. The fair value of the common stock was $1.76. We estimated there is a 30% probability that down-round protection will be activated in September 2012. As of March 31, 2012 fair value of the Preferential Reload Warrants was calculated using the Black-Scholes-Merton and the Monte-Carlo models, using the following assumptions: 73.13% expected volatility, a risk-free interest rate of 1.05%, estimated life of 4.86 years and no dividend yield. We estimated there is a 30% probability that down-round protection will be activated in September 2012.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 31, 2012, we have fully offset our U.S. net deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate U.S. taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. Also, refer to Note 14 of our consolidated financial statements for the year ended December 31, 2011.

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

Recently Issued Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends current fair value measurement and disclosure guidance to include increased transparency around valuation input and investment categorization. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption not permitted. The adoption of ASU 2011-04 in the first quarter of 2012 did not have an impact on our financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”ASU 2011-12 deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 and must be applied retrospectively. The adoption of ASU 2011-05 in the first quarter of 2012 did not have an impact on our financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which require companies to disclose information about financial instruments that have been offset and related arrangements to enable users of their financial statements to understand the effect of those arrangements on their financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We do not expect the adoption of ASU 2011-11 in the first quarter of 2013 to have an impact on our financial position, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective for the reasons set forth below.

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

Changes in Internal Controls

During the three month period ended March 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item1.	Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

The risk factors set forth below update the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. In addition to the risk factors below, you should carefully consider the other risks highlighted elsewhere in this report or in our other filings with the Securities and Exchange Commission, which could materially affect our business, financial position and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial position and results of operations.

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

As of March 31, 2012, we had a cash balance of $3.6 million and $2.7 million of net working capital. For the three month period ended March 31, 2012 and 2011 and for the cumulative period from inception until March 31, 2012, we incurred net losses of $5.6 million, $1.1 million and $43.2 million, respectively. As of March 31, 2012, our stockholders' equity was $1.0 million.

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

We are still a development stage company. Our operations are subject to all of the risks inherent in development stage companies which do not have significant revenues or operating income. Our potential for success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, especially technology start-up companies. We cannot provide any assurance that our business objectives will be accomplished. All of our audited consolidated financial statements since inception have contained a statement by our management that raises significant doubt about us being able to continue as a going concern unless we are able to raise additional capital. Our financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our operations cease.

We believe that its current cash levels will be sufficient to support our activity into the first quarter of 2013. The continuation of our business is dependent upon the successful consummation of our Merger with Innovate/Protect, or similar merger or acquisition, financing and upon the further development of our products. Since it is impossible to predict the timing and amount of any recovery, if any, resulting from the Innovate/Protect litigation, we anticipate that we will need to raise additional funds through equity offerings in order to meet our liquidity requirements in the second half of 2012. After taking into effect the Merger with Innovate/Protect, additional resources that may be required for the continuation of our combined operations approximates $4.3 million and $11.8 million, for the twelve month periods ending March 31, 2013 and March 31, 2014, respectively. Any such financing that we undertake will likely be dilutive to our current stockholders.

 The exercise of a substantial number of warrants or options by our security holders may have an adverse effect on the market price of our common stock.

Should our currently outstanding warrants be exercised, there will be an additional 7,706,591 shares of common stock eligible for trading in the public market. In addition, we currently have options outstanding to purchase 4,623,863 shares of common stock, granted as of the reporting date, to our management, employees, directors and consultants. In March 2012, our board of directors approved participation of outstanding options in future dividends. In addition, the vesting of all outstanding options will accelerate if our common stock reaches certain price or market capitalization targets for 20 of 30 consecutive trading dates, as follows: (i) 50% acceleration if either the price of our common stock is at least $5 or our market capitalization is at least $250,000,000; (ii) 75% acceleration if either the price of our common stock is at least $10 or our market capitalization is $500,000,000 or more; and (iii) 100% acceleration if either the price of our common stock is at least $20 or our market capitalization is at least $1,000,000,000. Furthermore, all outstanding options granted to members of the board of directors shall fully vest if a member of the board of directors ceases to be a director at any time during the six-month period immediately following a change of control. Certain options which are outstanding have exercise prices that are below, and in some cases significantly below, recent market price. Such securities, if exercised, will increase the number of issued and outstanding shares of common stock. Therefore, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. The average weighted exercise price of all currently outstanding warrants and options, as of May 15, 2012, is $3.19 per share

Under the terms of the Merger Agreement, we will issue Innovate/Protect shareholders warrants to purchase 15,959,838 shares of our common stock at an exercise price of $1.76 per share. In addition, all outstanding warrants to purchase Innovate/Protect’s common stock that are outstanding and unexercised immediately prior to the Merger agreement, shall be exchanged for 250,000 shares of our common stock and 850,000 warrants to purchase 850,000 shares of our common stock with an exercise price of $1.76 per share. Finally, additional 41,178 options at an exercise price of $0.994 will be issued. As a result of an approval of our proposed Merger with Innovate/Protect, the total number of warrants and options held by our security holders will be increased by 16,851,016.

Future sales of our shares of common stock by our stockholders could cause the market price of our common stock to drop significantly, even if our business is performing well.

 We currently have 14,060,424 shares of common stock issued and outstanding, excluding shares of common stock issuable upon exercise of warrants or options. As shares saleable under Rule 144 are sold or as restrictions on resale need, the market price of our stock could drop significantly, if the holders of restricted shares sell them, or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well. We anticipate filing Registration Statements in the near term for the common stock shares underlying (a) the 2,672,756 new warrants issued in February 2012 (including 11,834 warrants issued to our placement agent) and (b) 4,623,863 options currently outstanding under our 2006 Stock Option Plan.

Under the terms of the Merger Agreement, we will issue Innovate/Protect shareholders 17,425,617 of our common stock shares and Series A Convertible Preferred stock, convertible into 20,573,997 of our common stock shares. In addition, all outstanding warrants to purchase Innovate/Protect’s common stock that are outstanding and unexercised immediately prior to the Merger agreement, shall be exchanged for 250,000 shares of our common stock and 850,000 warrants to purchase 850,000 shares of our common stock with an exercise price of $1.76 per share. Upon the consummation of the Merger, if consummated, the number of outstanding shares of common stock (calculated on a fully diluted basis) held by our security holders will significantly increase.

If we are unable to adequately protect our intellectual property, we may not be able to compete effectively.

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

Our strategy for distributing our applications and services is dependent upon establishing distribution arrangements with major mobile carriers and other partners. We currently have distribution arrangements with Etisalat (Emirates Telecom), Orange (Everything Everywhere), Vodafone, Verizon, Maxis, Celcom (Axiata Berhard), Hungama Mobile and Du. We need to develop and maintain strategic relationships with these entities in order for them to market its service to their end users. While we have entered into agreements with the aforementioned mobile carriers pursuant to which our service may be made available to their end-users, such agreements are not exclusive and generally do not obligate the partner to market or distribute our service. In addition, a number of our distribution agreements allow the mobile carrier to terminate its rights under the agreement at any time and for any reason upon 30 days’ notice. We are dependent upon the subsequent success of these partners in performing their responsibilities and sufficiently marketing our service. We cannot provide you any assurance that it will be able to negotiate, execute and maintain favorable agreements and relationships with any additional partners, that the partners with whom we have a contractual relationship will choose to promote our service or that such partners will be successful and/or will not pursue alternative technologies.

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

Some of our applications are compatible with various mobile operating systems including Android, Blackberry, Sony Ericsson, Symbian, Apple’s iOS, Java, and Windows Mobile operating systems. While Windows Mobile, Blackberry and Android do not support video ringtones natively, our development team has enabled its application to work on many devices which utilize these operating systems. While the user base for the video ringtone service is spread out amongst a number of smartphone and feature phone operating systems, with applications on each aforementioned operating system representing less than 5% of the total subscribers to our video ringtone platform. Our FacetonesTM platform is heavily reliant upon our user base on Android devices. Currently, over 96% of our FacetonesTM users utilize the Android operating system. In addition, our commercial agreement with ZTE is solely reliant on our ability to maintain its support for the Android operating system. Since these operating systems do not support our applications natively, any significant changes to these operating systems by their respective developers may prevent our application from working properly or at all on these systems. If we are unable to maintain our application on these operating systems or on any other operating systems, users of these operating systems will not be able to use our application, which could adversely affect our business and results of operations.

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

Regulation may impair our ability to generate revenue via our video ringtone product

Our video ringtone product operates under a paid-for premium subscription business model. Mobile subscription services have been the subject of regulatory changes in recent years in Europe and Asia. In the fourth quarter of 2012, we were informed by Maxis, our operator partner in Malaysia that we would have to change the manner by which we allowed users to opt-out and the period of time that we could continue to bill users who did not interact with our service. This adversely affected our subscriber numbers. While we are not currently aware of other pending regulatory actions in other markets in which we operate, there cannot be any assurance that such regulatory changes, if occur, will not adversely affect our business.

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

Our FacetonesTM application creates automated video slideshow using friends’ photos from social media web sites, primarily from Facebook®, the world’s leading social media site. FacetonesTM represented less than 5% of our revenue for the three months ended March 31, 2012, however, we believe that the rapid growth of its user base is critical to the value of its mobile application business. In the event Facebook® prohibits or restricts our application ability to access photos on its site, our business, financial condition, operating results and projected growth could be harmed. In February 2012, we entered into an agreement with Facebook®, which clarifies Vringo’s permitted use of the FacetonesTM mark and domain name.

The majority of Facetones users experience the product through a free-to-user ad-supported model. The mobile advertising market is nascent and there can be no assurance that it will be able to generate substantial revenue.

The mobile advertising market is still small. Mobile advertising generates a small portion of the marketing dollars that advertiser spend on digital marketing. The ability to generate significant revenue from our Facetones product is largely dependent on the mobile advertising market maturing, as well as on our ability to increase our user base.

If our Facetones™ trademark is challenged by another party, our revenue from this application may be adversely affected.

On February 9, 2012, we entered into an agreement with Facebook, Inc. an online social network, relating to the use of our Facetones™ mark and domain name (collectively, the "Facetones Mark").  The Agreement resolved a potential dispute between the parties regarding the Facetones Mark.  Nonetheless, Facebook reserves the right to challenge the Facetones Mark in the future if we violate certain limitations on our use of the Facetones Mark and/or certain conditions are not met.  If Facebook or any other party successfully challenges our Facetones Mark, we will need to rebrand our application, which may have a negative impact on our revenue from this application.

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

Our liquidity is largely dependent on our common stock being traded on a major exchange

Our common stock and warrants are listed on the NYSE Amex, a national securities exchange, which imposes continued listing requirements with respect to listed shares. On April 26, 2012, the NYSE Amex notified us that it had resolved the continued listing deficiency referenced in the NYSE Amex's letter dated May 24, 2011, which stated that we were not in compliance with Section 1003(a) (iv) of the NYSE Amex's continued listing standards. The NYSE Amex's conclusion was based on a review of available information, including our filings with the Securities and Exchange Commission. Our continued listing eligibility will be assessed on an ongoing basis. While the NYSE Amex has not initiated delisting proceedings in the past, there is no assurance that it will not do so in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Vringo, Inc., VIP Merger Sub, Inc. and Innovate/Protect, Inc., dated as of March 12, 2012 (incorporated by reference from Exhibit 2.1 to Vringo’s Current Report on form 8-K filed on March 14, 2012)

4.1	Form of Preferential Reload Warrant

4.2	Form of Reload Warrants

10.1

Separation Agreement between Jonathan Medved and Vringo (Israel) Ltd., dated as of March 8, 2012 (incorporated by reference from Exhibit 99.5 to Vringo’s Current Report on Form 8-K filed on March 14, 2012)

10.2	Agreement dated February 9, 2012, by and between the Company and Facebook, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following information from Vringo’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (ii) Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011; (iii) Unaudited Consolidated Statements of Stockholders’ Equity as of March 31, 2012; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May, 2012.

VRINGO, INC.

By:	/S/ Ellen Cohl
Ellen Cohl
Chief Financial Officer
(Principal Financial Officer)

