Form 10-Q
period 2012-06-30
Vringo Inc
filed 2012-08-14
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34785

VRINGO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4988129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Third Avenue, 15 Floor, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 309-7549

(Registrant's Telephone Number, Including Area Code)

44 W. 28th Street, New York, New York 10001

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NYSE MKT
Warrants to purchase Common Stock	NYSE MKT

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

As of August 14, 2012, 58,245,125 shares of the registrant's common stock were outstanding.

VRINGO, INC.

Part I — FINANCIAL INFORMATION

Item 1.         Financial Statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	June 30, 2012	December 31, 2011
	U.S.$	U.S.$
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	3,374	1,190
Accounts receivable	126	341
Prepaid expenses and other current assets	106	187

Total current assets	3,606	1,718

Long-term deposit	8	8
Property and equipment, at cost, net of $485 and $454 accumulated depreciation and amortization, as of June 30, 2012 and December 31, 2011, respectively	121	144
Deferred tax assets—long-term	—	25
Total assets	3,735	1,895

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

		June 30, 2012	December 31, 2011
	Note	U.S.$	U.S.$
		(Unaudited)	(Audited)
Current liabilities
Deferred short-term tax liabilities, net		103	67
Accounts payable and accrued expenses		953	428
Accrued employee compensation		341	228
Accrued short-term severance pay		155	—
Total current liabilities		1,552	723
Long-term liabilities
Accrued severance pay	4	—	165
Derivative liabilities on account of warrants	3,5	3,555	2,172
Total long-term liabilities		3,555	2,337
Commitments and contingencies	6
Stockholders' equity (deficit)	5
Preferred stock, $0.01 par value per share; 5,000,000 authorized; none issued and outstanding as of June 30, 2012 and December 31, 2011		—	—
Common stock, $0.01 par value per share 28,000,000 authorized; 15,051,964 and 9,954,516 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively		151	100
Additional paid-in capital		46,836	36,281
Deficit accumulated during the development stage		(48,359)	(37,546)
Total deficit in stockholders' equity		(1,372)	(1,165)
Total liabilities and deficit in stockholders' equity		3,735	1,895

The accompanying notes form an integral part of these consolidated financial statements.

 Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,		Cumulative from inception to June 30,
	2012	2011	2012	2011	2012
	U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Revenue	100	227	206	374	1,155

Costs and Expenses*
Cost of revenue	31	45	62	70	428
Research and development	418	460	930	979	14,301
Marketing	340	685	1,099	1,306	12,310
General and administrative	1,282	690	2,742	1,355	11,011
Total operating expenses	2,071	1,880	4,833	3,710	38,050
Operating loss	(1,971)	(1,653)	(4,627)	(3,336)	(36,895)

Non-operating income	—	—	13	4	493
Non-operating expenses	(29)	(7)	(32)	(18)	(206)
Interest and amortization of debt discount expense	—	(118)	—	(227)	(6,657)
Gain (loss) on revaluation of warrants	(3,086)	(663)	(3,497)	45	(2,947)
Issuance of preferential reload warrants	—	—	(1,476)	—	(1,476)
Issuance of non-preferential reload warrants	—	—	(1,091)	—	(1,091)
Gain on restructuring of venture loan	—	963	—	963	963
Loss on extinguishment of debt	—	—	—	—	(321)

Loss before taxes on income	(5,086)	(1,478)	(10,710)	(2,569)	(48,137)
Income tax expense	(83)	(26)	(103)	(44)	(222)

Net loss	(5,169)	(1,504)	(10,813)	(2,613)	(48,359)
Basic and diluted net loss per common share	(0.36)	(0.26)	(0.81)	(0.45)	(17.54)

Weighted average number of shares used in computing basic and dilutive net loss per common share	14,361,100	5,845,738	13,407,668	5,784,337	2,756,647

*           The amount recorded for the three and six months ending June 30, 2012 and 2011 and the cumulative period from inception include $0, $31, $20, $162 and $1,123, respectively, to related parties.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

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

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(in thousands)

	Common stock	Series A convertible preferred stock	Additional paid-in capital	Deficit accumulated during the development stage	Total
	U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Balance as of December 31, 2009 (Audited)	22	24	3,701	(20,125)	(16,378)
Issuance of common stock, net of issuance costs of $1,768	24	—	9,239	—	9,263
Exchange of series A convertible preferred stock for common stock	24	(24)	—	—	—
Conversion of bridge notes	9	—	2,536	—	2,545
Amortization of discounts to temporary equity	—	—	(3)	—	(3)
Grants of stock options, net of forfeitures—employees	—	—	883	—	883
Grants of stock options, net of forfeitures—non employees	—	—	29	—	29
Exercise of warrants to charity	*—	—	11	—	11
Grants of warrants to lead investors	—	—	1,342	—	1,342
Grants of warrants to charity	—	—	37	—	37
Exercise of stock options	1	—	—	—	1
Exercise of warrants	2	—	—	—	2
Stock dividend	19	—	(19)	—	—
Reverse stock split	(93)	—	93	—	—
Exchange of series B convertible preferred stock for common stock	46	—	11,925	—	11,971
Cashless exercise of warrants to charity	*—	—	*—		*—
Net loss for the year	—	—	—	(9,942)	(9,942)
Balance as of December 31, 2010 (Audited)	54	—	29,774	(30,067)	(239)
Grants of stock options, net of forfeitures—employees	—	—	1,300	—	1,300
Grants of stock options, net of forfeitures—non employees	—	—	131	—	131
Exercise of warrants	3	—	—	—	3
Conversion of convertible notes and accrued interest	27	—	2,484	—	2,511
Issuance of shares, net of issuance costs of $65	8	—	777	—	785
Issuance of shares to a consultant	2	—	293	—	295
Issuance of shares in connection with restructuring of venture loan	3	—	210	—	213
Grants of warrants to charity	*—	—	43	—	43
Exercise of stock options	3	—	—	—	3
Beneficial conversion feature recorded in connection with convertible notes	—	—	1,269	—	1,269
Net loss for the year	—	—	—	(7,479)	(7,479)
Balance as of December 31, 2011 (Audited)	100	—	36,281	(37,546)	(1,165)
Grants of stock options, net of forfeitures—employees	—	—	1,017	—	1,017
Grants of stock options, net of forfeitures—non employees	—	—	180	—	180
Exercise of warrants	47	—	8,236	—	8,283
Issuance of non-preferential reload warrants	—	—	1,091	—	1,091
Exercise of stock options	4	—	31	—	35
Net loss for the period	—	—	—	(10,813)	(10,813)
Balance as of June 30, 2012 (Unaudited)	151	—	46,836	(48,359)	(1,372)

*    Consideration for less than $1.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

			Cumulative
			from inception
	Six months ended June 30,		to June 30,
	2012	2011	2012
	U.S.$	U.S.$	U.S.$
Cash flows from operating activities
Net loss	(10,813)	(2,613)	(48,359)
Adjustments to reconcile net cash flows used in operating activities:
Items not affecting cash flows
Depreciation and amortization	31	38	485
Change in deferred tax assets and liabilities	60	16	112
Increase (decrease) in accrued severance pay	(6)	(179)	144
Share-based payment expenses	1,197	883	5,659
Accrued interest expense	—	98	2,855
Interest and amortization of discount in connection with convertible notes	—	—	1,280
Issuance of non-preferential reload warrants	1,091	—	1,091
Issuance of preferential reload warrants	1,476	—	1,476
Decrease (increase) in fair value of warrants	3,497	(45)	2,947
Gain on restructuring of venture loan	—	(963)	(963)
Loss on extinguishment of debt	—	—	321
Exchange rate (gains) losses	(8)	(24)	73
Changes in current assets and liabilities
Decrease (increase) in receivables, prepaid expenses and other current assets	295	(145)	(237)
Increase in payables and accruals	649	18	1,282
Net cash used in operating activities	(2,531)	(2,916)	(31,834)
Cash flows from investing activities
Acquisition of property and equipment	(8)	(28)	(606)
Decrease in lease deposits	—	—	(8)
Investment in restricted short-term deposits and cash equivalents	—	(1,031)	—
Net cash used in investing activities	(8)	(1,059)	(614)

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

			Cumulative
			from inception
	Six months ended June 30,		to June 30,
	2012	2011	2012
	U.S.$	U.S.$	U.S.$
Cash flows from financing activities
Receipt of a venture loan	—	—	5,000
Repayment on account of venture loan	—	(1,034)	(3,651)
Issuance of common stock and warrants, net	—	—	10,048
Issuance of warrants	—	—	1,070
Receipt of convertible loans	—	—	6,476
Issuance of convertible preferred stock	—	—	12,195
Exercise of common stock options and warrants	4,728	3	4,750
Net cash provided by (used in) financing activities	4,728	(1,031)	35,888
Effect of exchange rate changes on cash and cash equivalents	(5)	6	(66)
Increase (decrease) in cash and cash equivalents	2,184	(5,000)	3,374
Cash and cash equivalents at beginning of period	1,190	5,407	—
Cash and cash equivalents at end of period	3,374	407	3,374
Supplemental disclosure of cash flows information
Interest paid	—	151	1,137
Income taxes paid	11	12	51
Non-cash investing and financing transactions
Conversion of convertible loan into convertible preferred stock	—	—	1,964
Extinguishment of debt	—	—	321
Discount to the series B convertible preferred stock	—	—	43
Allocation of fair value of loan warrants	—	—	334
Allocation of fair value of conversion warrants	—	—	1,564
Exchange of series B convertible preferred stock for common stock	—	—	11,971
Exchange of series A convertible preferred stock for common stock	—	—	24
Conversion of bridge notes into common stock	—	—	2,545
Amortization of discounts to temporary equity	—	—	21
Issuance of shares in consideration of restructuring of venture loan	—	213	213
Beneficial conversion feature recorded in connection with convertible notes	—	—	1,269
Conversion of convertible notes into common stock	—	—	2,511
Conversion of derivative liabilities into common stock	3,590	—	3,590

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—General

Vringo, Inc. (a Development Stage Company) (the "Parent") was incorporated in Delaware on January 9, 2006 and commenced operations during the first quarter of 2006. In March 2006, the Parent formed a wholly-owned subsidiary, Vringo (Israel) Ltd., primarily for the purpose of providing research and development services, as detailed in the intercompany service agreement. On March 13, 2012, the Company entered into a Merger Agreement (“Merger Agreement”) with Innovate/Protect, Inc. (“I/P”). For the purpose of the Merger Agreement, the Company formed a wholly owned subsidiary VIP Merger Sub, Inc. (“Merger Sub”), incorporated in Delaware on March 8, 2012. Merger Sub has not carried on any activities to date, except for activities incidental to its formation and activities undertaken in connection with the transactions contemplated by the Merger Agreement. On July 19, 2012, pursuant to the Merger Agreement, I/P merged with and into Merger Sub, with Merger Sub being the surviving corporation through an exchange of capital stock of I/P for capital stock of the Company (the “Merger”). Merger Sub changed its name to Innovate/Protect, Inc. I/P was a holding company, incorporated under the laws of Delaware on June 8, 2011, as Labrador Search Corporation, which holds two wholly-owned subsidiaries: I/P Engine Inc. (“I/P Engine”), formed under the laws of Virginia on June 14, 2011, as Smart Search Labs Inc., which operates for the purpose of realizing economic benefits, and I/P Labs (“I/P Labs”), incorporated in Delaware on June 8, 2011 as Scottish Terrier Capital Inc., which operates to acquire and develop other patented technologies or intellectual property. Except as described in Note 8 “Subsequent Events” or otherwise indicated, the accompanying unaudited condensed financial statements do not give effect to the Merger. The Merger will be accounted for as a “reverse acquisition”. See also Note 8. The Parent and its two Subsidiaries are collectively referred to herein as the "Company".

Prior to the Merger, the Company has been engaged in developing software platforms and applications for mobile phones. The Company develops and provides a wide variety of mobile video services, including a comprehensive platform that allows users to create, download and share video ringtones. The Company's proprietary ringtone platform includes social networking capability and integration with web systems. Pursuant to the consummation of the Merger Agreement, the combined company will also pursue the realization of economic benefits of intellectual property, and will operate to acquire and develop other patented technologies and intellectual property.

The Company is still in the development stage. There is no certainty regarding the Company's ability to complete the development of its products, nor its ability to ensure the success of its marketing. The continuation of the stages of development and the realization of assets related to the planned activities will depend on future events, including future financings, timing and amount of any recovery, if any, resulting from patent litigation, as well as from achieving operational profitability.

In June 2010, the Company completed an initial public offering (the "IPO") of 2,392,000 units, each containing one share of common stock and two warrants, at an issue price of $4.60 per unit. Each warrant in the IPO unit is exercisable for five years after the IPO at an exercise price of $5.06. Gross proceeds of the IPO totaled approximately $11 million, of which the Company received approximately $9.3 million in net proceeds after deducting underwriting discounts, commissions and other offering costs. Immediately prior to the closing of the IPO, the Company's outstanding shares of preferred stock were exchanged for shares of common stock and the Company effected a 1 for 6 reverse stock split of its common stock. The Company issued a stock dividend to holders of the preferred stock prior to the split and exchange. Pursuant to the IPO, all share and per-share information in these consolidated financial statements have been adjusted to give effect to the reverse stock split. On July 27, 2010, the units were separated into their components and the shares and warrants began to trade separately. Upon separation of the units into shares and warrants, the units ceased trading.

Despite the foregoing, there is still substantial doubt as to the ability of the Company to continue operating as a "going concern". The Company has incurred significant losses since its inception, and expects that it will continue to operate at a net loss in the foreseeable future. For the three and six month periods ended June 30, 2012 and for the cumulative period from inception (January 9, 2006) until June 30, 2012, the Company incurred net losses of $5.2 million, $10.8 million and $48.4 million, respectively. Based on current operating plans, the current resources of the combined company, after taking into account the $31.2 million received in a private registered direct offering, offset by $22 million paid for the acquisition of patent assets, as described in Note 8, are expected to be sufficient for at least the next twelve months from the balance sheet date. The Company may need to raise additional funds in connection with any acquisition of patent portfolios or other intellectual property assets that it may pursue. Moreover, a significant portion of the Company’s issued and outstanding warrants are currently “in the money” and the shares of common stock underlying such warrants will become freely tradable upon exercise after registration, with the potential of up to $31 million of incoming funds. There can be no assurance, however, that any such opportunities will materialize, moreover, any such financing would likely be dilutive to the Company’s current stockholders.

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

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—General—(cont'd)

As of June 30, 2012, approximately $405 thousand of the Company's net assets were located outside of the United States.

Note 2—Significant Accounting and Reporting Policies

(a) Basis of presentation

The accompanying consolidated financial statements include the accounts of the Parent and the two fully-owned Subsidiaries are presented in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. GAAP and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2011. The results of operations for the three and six month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. For subsequent to the balance sheet date changes related to the Merger see Note 8.

(b) Development stage enterprise

The Company's principal activities to date have been the research and development of its products and the Company has not generated significant revenues from its planned, principal operations. Accordingly, the Company's financial statements are presented as those of a development stage enterprise.

(c) Translation into U.S. dollars

The currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar ("dollar" or “U.S. $”). Therefore, the dollar has been determined to be the Company's functional currency.

Transactions in foreign currency (primarily in New Israeli Shekels or "NIS") are recorded at the exchange rate as of the transaction date. All exchange gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected as finance expense in the statement of operations, as they arise.

At June 30, 2012, the exchange rate was U.S. $1 = NIS 3.923 (December 31, 2011—U.S. $1 = NIS 3.821). The average exchange rate for the three and six months ended June 30, 2012 was U.S. $1 = NIS 3.824 and U.S. $1 = NIS 3.782, respectively (three and six months ended June 30, 2011— U.S. $1 = NIS 3.441 and US $1 = NIS 3.521, respectively).

(d) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include deferred tax assets and liabilities, valuation of warrants, valuation of common stock share-based compensation, income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(e) Accounts receivables and allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The need for an allowance for doubtful accounts is based on the Company’s best estimate of the amount of credit loss in the Company’s existing receivables. The need for an allowance is determined on an individual account receivable basis. The Company considers customers’ historical payment patterns, general and industry specific economic factors in determining their customers’ probability of default. The Company reviews the need for an allowance for doubtful accounts on a monthly basis. From inception through June 30, 2012, no significant write-offs, or provision for doubtful accounts was created. The Company does not have any significant off-balance-sheet credit exposure related to its customers.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2—Significant Accounting and Reporting Policies—(cont'd)

(f) Impact of recently implemented accounting standards

In April 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends current fair value measurement and disclosure guidance to include increased transparency around valuation input and investment categorization. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption not permitted. The adoption of ASU 2011-04 in 2012 did not have an impact on the Company’s financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”ASU 2011-12 deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 and must be applied retrospectively. The adoption of ASU 2011-05 in 2012 did not have an impact on the Company’s financial position, results of operations, or cash flows, because the Company does not have elements of other comprehensive income.

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

Vringo, Inc. and Subsidiaries

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

The table below presents the computation of basic and diluted net losses per common share:

					Cumulative
					from inception
	Three months ended June 30,		Six months ended June 30,		to June 30,
	2012	2011	2012	2011	2012
Numerator:	(in thousands, except share and per share data)

Net loss attributable to common stock shares (basic and diluted)	(5,169)	(1,504)	(10,813)	(2,613)	(48,359)
Denominator:
Weighted average number of common stock shares outstanding during the period (basic and diluted)	14,145,406	5,756,345	13,159,407	5,654,929	2,678,643
Weighted average number of penny stock options (basic and diluted)	215,694	89,393	248,281	129,408	78,004
Basic and diluted common stock share outstanding	14,361,100	5,845,738	13,407,668	5,784,337	2,756,647
Basic and diluted net losses per common stock share	(0.36)	(0.26)	(0.81)	(0.45)	(17.54)

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

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3—Fair Value Measurements — (cont'd)

The Company measures its derivative liabilities at fair value. The Special Bridge Warrants, Conversion Warrants and Preferential Reload Warrants are classified within Level 3 because they are valued using the Black-Scholes-Merton and the Monte-Carlo models (as these warrants include a down-round protection clauses), which utilize significant inputs that are unobservable in the market such as the expected stock price volatility and the dividend yield, and the remaining period of time the warrants will be outstanding before they expire.

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, aggregated by the level in the fair-value hierarchy within which those measurements fall:

		Fair value measurement at reporting date using
	June 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Description	U.S.$ thousands

Liabilities
Derivative liabilities on account of warrants	3,555	—	—	3,555
Total liabilities	3,555	—	—	3,555

		Fair value measurement at reporting date using
	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Description	U.S.$ thousands
Liabilities
Derivative liabilities on account of warrants	2,172	—	—	2,172
Total liabilities	2,172	—	—	2,172

In addition to the above, the Company's financial instruments at June 30, 2012 and December 31, 2011 consisted of cash, accounts receivable, long-term deposits and accounts payable. The carrying amounts of all the aforementioned financial instruments approximate fair value.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3—Fair Value Measurements—(cont'd)

 The following table summarizes the changes in the Company's liabilities measured at fair value using significant unobservable inputs (Level 3) during the three and six month periods ended June 30, 2012 and 2011:

	Level 3
	2012	2011
	U.S.$	U.S.$
Balance at January 1,	2,172	1,770
Issuance of Preferential Reload Warrants	1,476	—
Fair value adjustment prior to exercise of warrants, included in statement of operations	270	(708)
Exercise of derivative warrants	(2,223)	—
Fair value adjustment at end of period, included in statement of operations	141	—
Balance at March 31,	1,836	1,062
Fair value adjustment prior to exercise of warrants, included in statement of operations	750	—
Exercise of derivative warrants	(1,367)	—
Fair value adjustment at end of period, included in statement of operations	2,336	663
Balance at June 30,	3,555	1,725

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative liability on account of Special Bridge Warrants, Conversion Warrants and Preferential Reload Warrants, which fall within Level 3 of the fair value hierarchy are determined and then reviewed within the Company’s accounting department, who reports to the Chief Financial Officer. The fair value measurements are compared to those of the prior reporting periods to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs

	Valuation	Unobservable
Description	Technique	Inputs	Range

Special Bridge Warrants, Conversion Warrants and Preferential Reload Warrants	Black-Scholes-Merton and the Monte-Carlo models	Volatility	78.23% - 84.45%
		Risk free interest rate	0.38% - 0.77%
		Expected term, in years	2.50 - 4.61
		Dividend yield	0.0%
		Probability and timing of down-round triggering event	15% occurrence in December 2012

Sensitivity of Level 3 measurements to changes in significant unobservable inputs

The inputs to estimate the fair value of the Company’s derivative warrant liability are the current market price of the Company’s common stock, the exercise price of the warrant, its remaining term, the volatility of the Company’s common stock market price, Company’s estimations regarding the probability and timing of a down-round protection triggering event and the risk-free interest rate. Significant changes in any of those inputs in the isolation can result in a significant change in the fair value measurement. Generally, a positive change in the market price of the Company’s common stock, and an increase in the volatility of the Company’s common stock, or an increase in the remaining term of the warrant, or an increase of a probability of a down-round triggering event would each result in a directionally similar change in the estimated fair value of the Company’s warrants and thus an increase in the associated liability and vice-versa. An increase in the risk-free interest rate or a decrease in the positive differential between the warrant’s exercise price and the market price of the Company’s common stock would result in a decrease in the estimated fair value measurement of the warrants and thus a decrease in the associated liability. The Company has not, nor plans to, declare dividends on its common stock, and thus, there is no change in the estimated fair value of the warrants due to the dividend assumption.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4 - Accrued Severance Pay

Under Israeli law, the subsidiary in Israel is required to make severance payments to dismissed employees, and employees leaving employment in certain other circumstances. All of the Israeli subsidiary’s employees signed agreements, limiting the subsidiary in Israel’s severance liability to actual deposits in the insurance policies, as per Section 14 of the Severance Payment Law of 1963.

In March 2012, the Company signed a separation agreement with its former CEO. According to the terms of the separation agreement and consistent with the employment agreement and amendment hereto, the former CEO will be entitled to receive salary and benefits during a ninety day notice period and a nine month severance period, until February 2013, and stock options granted to him will become exercisable over a certain period after his termination. As a result of the above mentioned termination, during the three month period ended March 31, 2012, the accrued severance provision was reclassified to a short-term liability, an additional severance expense in the total amount of $68 thousand and an additional share-based compensation expense of approximately $526 thousand were recorded.

There are no statutory or agreed-upon severance arrangements with U.S. employees, other than with the current CEO, should there be a merger subsequent to the Merger with I/P (as described in Note 1) and it is not accrued for, as it is not probable.

Note 5—Stockholders' Equity

Stock Options

In January 2012, the Company’s board of directors (the “Board”) approved a one year acceleration of option vesting for all option holders, except for the Company’s Chief Executive Officer (CEO) who will obtain 50% acceleration on all his unvested options, should the Company be subject to a change of control in a merger and/or acquisition transaction. In addition, in March 2012, the Board approved participation of all outstanding options, as of the consummation of the Merger with I/P, except for grants pursuant to separation arrangements, in future dividends, if any, as well as the acceleration of vesting of certain outstanding options, according to the following market conditions: should the target of a $5.00 price or $250 million market capitalization be reached for twenty of thirty consecutive trading days, a 50% acceleration of all granted would occur; should the target of a $10.00 price or $500 million market capitalization be reached for twenty of thirty consecutive trading days, a 75% acceleration of all granted would occur; should the target of a $20.00 price or $1,000 million market capitalization be reached for twenty of thirty consecutive trading days, a 100% acceleration of all granted would occur. In addition, upon a subsequent change of control, defined as a more than 50% change in shareholder ownership excluding the transaction with I/P, 75% of the then unvested options held by each grantee shall automatically vest. Moreover, all outstanding options granted to members of the Board shall fully vest if a Board member ceases to be a director at any time during the six-month period immediately following a change of control. For subsequent to the balance sheet date impact on the Company’s financial statements see Note 8.

For the three month periods ended June 30, 2012 and 2011, the Company recorded stock compensation expense of $333 thousand and $452 thousand, respectively. For the six month period ended June 30, 2012 and 2011 the Company recorded stock compensation expense of $1,197 and thousand $883 thousand, respectively. Cumulative from inception through June 30, 2012, the Company has recorded stock compensation expense of $5,659 thousand, in respect of stock options granted.

As of June 30, 2012, there was approximately $2.5 million of total unrecognized share-based payment cost related to non-vested share-based compensation arrangements granted under the incentive stock option plan. That cost is expected to be recognized over an estimated 4 year period. As of June 30, 2012, there were approximately 9.1 million shares of common stock available for grant under the incentive stock option plan. For subsequent events see also Note 8.

During the three month period ended June 30, 2012 and 2011, 1 thousand and 120 thousand stock options were forfeited, 67 thousand and 29 thousand stock options expired and 337 thousand and 20 thousand stock options were exercised, respectively. During the six month period ended June 30, 2011, 234 thousand stock options were forfeited, 104 thousand stock options expired and 20 thousand stock options were exercised. The following table summarizes information about option activity for the six month period ended June 30, 2012:

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5—Stockholders' Equity—(cont'd)

	No. of options	Weighted average exercise price	Exercise price range
		U.S.$	U.S.$
Outstanding at January 1, 2012	2,228,400	$3.17	$0.01 – 5.50
Granted	2,576,800	$1.49	$0.01 – 3.40
Exercised	(363,943)	$0.10	$0.01 – 1.65
Expired	(67,812)	$2.24	$1.50 – 5.50
Forfeited	(104,775)	$4.99	$0.01 – 5.50
Outstanding at June 30, 2012	4,268,670	$2.35	$0.01 – 5.50
Exercisable at June 30, 2012	1,322,756

The following table summarizes the option grants for the six month period ended June 30, 2012:

	No. of options to Employees, Management and Directors	No. of options to Consultants	Exercise price	Average fair value of granted option
			U.S.$	U.S.$
January 2012	599,500	5,000	$0.96	$0.50
January – February 2012	20,000	61,300	$0.01	$0.95 – $1.2
February 2012	130,000	—	$1.21	$0.68
March 2012	1,600,000	100,000	$1.65	$0.99
May – June 2012	16,000	45,000	$3.33-$3.40	$2.02 – $2.27
Total as of June 30, 2012	2,365,500	211,300

The following table summarizes information about warrant activity for the six month period ended June 30, 2012:

	No. of warrants	Weighted average exercise price	Exercise price range
		U.S.$	U.S.$
Outstanding at January 1, 2012	9,096,943	$3.10	$0.94 – $5.06
Granted	2,672,756	$1.76	$1.76
Exercised	(4,879,972)	$1.07	$0.94 – $1.76
Outstanding at June 30, 2012	6,889,727	$4.02	$0.94 – $5.06

 Note 6—Commitments and Contingencies

 Future minimum lease payments under non-cancelable operating leases for office space and cars, as of June 30, 2012, are as follows (see Note 8 for subsequent events):

U.S.$
thousands
Year ending December 31,
2012 (six months ending December 31, 2012)	48
2013	53
101

Rental expense for operating leases for both office space and cars for the six months ended June 30, 2012 and 2011 was $66 thousand and $55 thousand, respectively. Rental expense for operating leases for both office space and cars for the three months ended June 30, 2012 and 2011 was $32 thousand and $22 thousand, respectively.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

 Note 7—Risks and Uncertainties

(a)	Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with various major financial institutions. These major financial institutions are located in Israel and the United States, and the Company’s policy is designed to limit exposure to any one institution. With respect to accounts receivable, the Company is subject to a concentration of credit risk, as a majority of its outstanding trade receivables relate to sales to a limited number of customers.

(b)	The Company's video ringtone data is hosted at a remote location. Although the Company has full alternative site data backed up, it does not have data hosting redundancy and are thus exposed to the business risk of significant service interruptions to its video ringtone service.

(c)	The Company’s subscription based video ringtone products are subject to regulation in the markets in which the service operates. Regulatory changes can adversely affect the Company’s ability to generate revenue from its products in that market.

(d)	The Company’s Facetones® application creates an automated video slideshow using friends' photos from social media web sites, primarily from Facebook®, the world's leading social media site. In the event Facebook® prohibits or restricts the ability of the Company’s application to access photos on its site, the Company’s revenue from this application and projected growth could be harmed.

(e)	A significant portion of the Company's expenses are denominated in NIS. The Company expects this level of NIS expenses to continue for the foreseeable future. If the value of the U.S. dollar weakens against the value of NIS, there will be a negative impact on the Company's operating costs. In addition, to the extent the Company holds monetary assets and liabilities that are denominated in currencies other than the U.S. dollar, the Company will be subject to the risk of exchange rate fluctuations.

(f)	The wireless industry in which the Company conducts its business is characterized by rapid technological changes, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards.

Note 8—Subsequent Events

(a)	On July 19, 2012, the Company consummated the Merger with I/P, as also discussed in Note 1. The purpose of the Merger is to increase the Company's intellectual property portfolio, which it intends to monetize, together with additional intellectual property, acquired both internally and through acquisition, including a potential successful outcome of I/P's litigation against online search companies. The Merger is also intended to add expertise in technological innovation in order to increase revenue generation. Upon completion of the Merger (i) 6,169,661 shares common stock of I/P, par value $0.0001 per share were exchanged for 18,617,569, shares of the Company’s common stock, par value $0.01, per share and (ii) all outstanding shares of Series A Convertible Preferred Stock of I/P, par value $0.0001 per share were exchanged for 6,673 shares of the Company’s Series A Convertible Preferred Stock, which shares are convertible into 20,136,445 shares of common stock of the Company. In addition, the Company issued to the holders of I/P capital stock, an aggregate of 15,959,838 warrants to purchase an aggregate of 15,959,838 shares of the Company’s common stock with an exercise price of $1.76 per share. In addition, each outstanding and unexercised option to purchase I/P common stock, whether vested or unvested was converted into 41,178 options to purchase the Company’s common stock. Immediately following the completion of the Merger, the former stockholders of I/P own approximately 55.04% of the outstanding common stock of the combined company, and the Company’s stockholders prior to the Merger own approximately 44.96% of the outstanding common stock of the combined company. On a fully diluted basis, the former stockholders of I/P own approximately 67.61% of the outstanding common stock of the combined company, and the Company’s stockholders prior to the Merger own approximately 32.39% of the outstanding common stock of the combined company. For accounting purposes, I/P was identified as the accounting “Acquirer”, as it is defined in FASB Topic ASC 805. As a result, in the post-combination consolidated financial statements, I/P’s assets and liabilities will be presented at its pre-combination amounts, and the Company’s assets and liabilities will be recognized and measured in accordance with the guidance for business combinations in ASC 805. The Company is in the process of evaluating the accounting treatment of the Merger. In particular, the value of the consideration transferred is determined based on the outstanding equity interests in the Company as of transaction date, the value of which has not yet been determined. Such equity interests include approximately 15.2 million of the Company’s outstanding shares of common stock, approximately 5.6 million warrants, classified as equity, as well as approximately 3.3 million vested stock options granted to employees, management and consultants.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8—Subsequent Events—(cont'd)

(b)	Upon the consummation of the Merger, subsequent to the balance sheet date, the Company entered into an Amended and Restated Pledge and Security Agreement and an Amended and Restated Guaranty with each of its subsidiaries to guaranty the obligations of I/P under certain Amended and Restated Senior Secured Promissory Note (the “Secured Note”), dated July 19, 2012, by and between I/P and Hudson Bay, an investor in I/P. As of June 30, 2012, the outstanding balance under the Secured Note was $3.2 million. The Secured Note accrues interest at 0.46% per annum and matures on June 22, 2013. From and after the date upon which (i) the Company and its subsidiaries have more than $15 million in the aggregate of cash and cash equivalents, Hudson Bay may require the Company to redeem up to 50% of the outstanding principal amount of the Secured Note, (ii) the Company has more than $20 million in the aggregate of cash and cash equivalents, Hudson Bay may require the Company to redeem up to 100% of the outstanding principal of the Secured Note, and (iii) the Company receive proceeds in excess of $500 thousand in the aggregate from the issuance of any equity or indebtedness, Hudson Bay may require the Company to redeem the outstanding principal under the note in an amount equal to up to 20% of the proceeds of the issuance of any such equity or indebtedness. In addition, the Secured Note provides that in the event of a change of control, Hudson Bay may require the Company to redeem all or any portion of the Secured Note at a price in cash equal to 125% of the amount redeemed. I/P has granted Hudson Bay a security interest in all of its tangible and intangible personal property (including the Lycos’s patents) to secure its obligations under the Secured Note. In connection with the Merger, the Company assumed the Secured Note and guaranteed the obligations thereunder.

(c)	Effective upon the consummation of the Merger and subsequent to the balance sheet date, Hudson Bay committed on June 1, 2012, that, at any time within 18 months following the closing of the Merger it shall provide, upon request, debt financing to the combined company, in the aggregate principal amount of up to $6 million. Hudson Bay’s commitment shall be reduced, on a dollar for dollar basis, by (i) any cash or capital raised by the Company, including, without limitation, through the issuance of any debt, equity and/or securities convertible, exercisable or exchangeable into equity of the Company or the incurrence of indebtedness of the Company and (ii) any cash received by the Company in connection with the exercise of any of its outstanding warrants. Following the fund raised in a registered direct offering, as it is described in Note 8(i) below, the commitment was rescinded, as per the agreement.

(d)	In July 2012, the Company signed a rental agreement for its new headquarters in New York. According to the new agreement, the Company shall pay an annual fee of approximately $137 thousand (subject to certain adjustments). The term of the lease agreement is 3 years and 1 month.

(e)	The Company estimates that the total additional compensation cost, which may also include costs to be absorbed due to option-related tax matters, to be recorded in connection with the impact of acceleration of vesting triggered by the Merger is approximately $1.9 million. The additional cost is to be recognized as a part of the value of consideration transferred in the Merger, as it is described in Note 8 (a). Currently, the Company does not expect to account for any dividend payouts. Moreover, the Company estimates that the effect of acceleration under the new market conditions terms to be immaterial, due to low probability of occurrence. Refer also to Note 5.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8—Subsequent Events—(cont'd)

(f)	On July 19, 2012, the Company’s stockholders approved the 2012 Employee, Director and Consultant Equity Incentive Plan (“2012 Plan”), replacing the existing 2006 Stock Option Plan, which was terminated with the remaining 9.1 million authorized shares thereunder cancelled. The 2012 Plan was replaced in order to ensure full compliance with legal and tax requirements under U.S. law. The number of shares subject to the 2012 Plan is the sum of: (i) 15.6 million shares of common stock, which constitutes 6.5 million new shares and 9.1 million previously authorized but unissued shares under the 2006 Stock Option Plan and (ii) any shares of common stock that are represented by awards granted under Vringo's 2006 Stock Option Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company, or the equivalent of such number of shares after the administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the 2012 Plan; provided, however, that no more than 3.2 million shares shall be added to the 2012 Plan.

(g)	On July 26, 2012, the Board approved a new grant of 5.5 million options, at an exercise price range of $3.72-$3.9, and 3.2 million restricted stock unit awards to the Company’s directors, management, employees and consultants to be granted under the recently adopted 2012 Plan (see Note 8 (f) above). These options and restricted stock unit awards will vest over a three to four year period (according to the applicable schedule of each recipient). In addition, the Board approved an acceleration of vesting, in respect of certain grants, upon future change of control. The full impact of these events on the Company’s financial statements has not yet been determined, however, the Company believes that such effect will be material.

(h)	In July 2012, following the consummation of the Merger, 3,592 of the Company’s Series A Preferred stock shares were converted into approximately 10.8 million of its shares of common stock.

(i)	On August 9, 2012, the Company entered into subscription agreements for the sale of 9.6 million shares of its common stock in a registered direct offering at a price of $3.25 per share, for gross proceeds of approximately $31.2 million. The Company intends to use the proceeds of the offering to acquire a portfolio of intellectual property from Nokia Corporation, as further described in Note 8 (j) below, to repay all outstanding indebtedness and for its ongoing operational needs.

(j)	On August 9, 2012, the Company announced that it had entered into a patent purchase agreement with Nokia Corporation, pursuant to which Nokia agreed to sell it a portfolio consisting of various patents and patent applications worldwide. The purchase price for the portfolio is $22 million, plus to the extent that the gross revenue generated by such portfolio exceeds $22 million, a royalty of 35% of such excess. The portfolio encompasses a broad range of technologies relating to cellular infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

 This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are often identified by the use of words such as, but not limited to, "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "will," "plan," "project," "seek," "should," "target," "will," "would," and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in our Annual Report on Form 10-K filed on March 30, 2012, our Quarterly Report on Form 10-Q filed on May 15, 2012 and other public reports we filed with the Securities and Exchange Commissions, or the SEC. The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. In this report, “Vringo,” the “Company,” “we,” “us,” and “our” refer to Vringo, Inc.

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

We are a development stage company. From inception through June 30, 2012, we have raised approximately $35.9 million. These amounts have been used to finance our operations, as until now, we have not yet generated any significant revenues. From inception through June 30, 2012, we recorded losses of $48.4 million and net cash outflow from operations of $31.8 million. Our average monthly cash burn rate from operations for the six month period ended June 30, 2012 was approximately $0.4 million. For the six month period ended June 30, 2012, the operational cash burn also included amounts paid in connection with merger and acquisition activities, in the total amount of approximately $0.6 million.

As of June 30, 2012, we had approximately $3.4 million in cash and cash equivalents. Based on current operating plans, the current resources of the combined company and the $31.2 million received in a private registered direct offering, offset by $22 million paid for the acquisition of patent assets, as described below and in Note 8 to the accompanying financial statements, we expect to have sufficient funds for at least the next twelve months from the balance sheet date. In addition, we may need to raise additional funds in connection with possible acquisitions of patent portfolios or other intellectual property assets that we may pursue. Moreover, a significant portion of our issued and outstanding warrants are currently “in the money” and the shares of common stock underlying such warrants will become freely tradable upon exercise after registration, with the potential of up to $31 million of incoming funds for us. Provided that our stock price remains at or near its current level, we expect that the exercise of these instruments will generate substantial additional funds for our operations. There can be no assurance, however, that any such opportunities will materialize. All of our audited consolidated financial statements since inception have contained a “going concern” reference by our management, expressing substantial doubt about our ability to continue as a going concern.

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

Recent Developments

Merger with Innovate/Protect

On July 19, 2012 (the “Closing Date”), Innovate/Protect, Inc., a Delaware corporation and an intellectual property firm founded in 2011, whose wholly-owned subsidiary, I/P Engine, holds eight patents that were acquired from Lycos Inc. (“Innovate/Protect”), merged with and into VIP Merger Sub, Inc. (which survived the Merger and changed its name to Innovate/Protect, Inc.) (“Merger Sub”), a Delaware corporation and our wholly-owned subsidiary, pursuant to the terms and conditions of the previously announced Agreement and Plan of Merger, dated as of March 12, 2012 (the “Merger Agreement”), by and among us, Merger Sub and Innovate/Protect (the “Merger”). Innovate/Protect is a holding company, incorporated under the laws of Delaware on June 8, 2011, as Labrador Search Corporation, which holds two wholly-owned subsidiaries: I/P Engine Inc. (“I/P Engine”), formed under the laws of Virginia on June 14, 2011, as Smart Search Labs Inc., which operates for the purpose of realizing economic benefits, and I/P Labs (“I/P Labs”), incorporated in Delaware on June 8, 2011 as Scottish Terrier Capital Inc., which operates to acquire and develop other patented technologies or intellectual property. The combination of the two companies is to substantially increase the Company's intellectual property portfolio, add significant talent in technological innovation, and position it to enhance its opportunities for revenue generation through the monetization of the combined company's assets, including a potential successful outcome of Innovate/Protect 's litigation.

In connection with the Merger, we issued, as of the Closing Date, our securities to Innovate/Protect’s stockholders in exchange for the capital stock owned by Innovate/Protect’s stockholders, as follows: (i) an aggregate of 18,617,569 shares of our common stock, par value $0.01 per share, (ii) an aggregate of 6,673 shares of our Series A Preferred Stock, par value $0.01 per share, convertible into an aggregate of 20,136,445 shares of our common stock, with such powers, designations, preferences and other rights as set forth in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock we filed with the Secretary of State of the State of Delaware, (iii) an aggregate of 8,299,116 Series 1 warrants to purchase up to an aggregate 8,299,116 shares of our common stock, with an exercise price of $1.76 per share and expiring on July 19, 2017, and (iv) an aggregate of 7,660,722 Series 2 warrants to purchase up to an aggregate of 7,660,722 shares of our common stock, with an exercise price of $1.76 per share and expiring on July 19, 2017. In addition, we assumed an option to purchase an aggregate of 41,178 shares of our common stock, in accordance with the terms of the Innovate/Protect 2011 Equity Incentive Plan, at an exercise price of $0.994 per share, in exchange for the outstanding and unexercised stock option to purchase shares of Innovate/Protect’s common stock.

As a result of the consummation of the Merger, as of the closing date, the former stockholders of Innovate/Protect owned approximately 55.04% of the outstanding shares of our common stock (or 67.61% of the outstanding shares of our common stock calculated on a fully diluted basis) and our stockholders prior to the Merger owned approximately 44.96% of the outstanding shares of our common stock (or 32.39% of the outstanding shares of our common stock calculated on a fully diluted basis) and a change of control may be deemed to have occurred.

For accounting purposes, Innovate/Protect was identified as the accounting “Acquirer”, as it is defined in FASB Topic ASC 805. As a result, in the post-combination consolidated financial statements, as of the third quarter 2012, Innovate/Protect’s assets and liabilities will be presented at its pre-combination amounts, and our assets and liabilities will be recognized and measured in accordance with the guidance for business combinations in ASC 805. The full accounting implications of the Merger have not yet been determined.

Assumption of Debt

On July 19, 2012, in connection with the consummation of the Merger and in accordance with the Merger Agreement, we entered into an Amended and Restated Pledge and Security Agreement and an Amended and Restated Guaranty with each of our subsidiaries to guaranty the obligations of Innovate/Protect under that certain Amended and Restated Senior Secured Promissory Note (the “Secured Note”), dated July 19, 2012, by and between Innovate/Protect and its principal stockholder prior to the completion of the Merger, Hudson Bay Master Fund Ltd. (“Hudson Bay”). As of the Closing Date, the outstanding balance under the Secured Note is $3.2 million. The Secured Note accrues interest at 0.46% per annum and matures on June 22, 2013. From and after the date upon which (i) we and our subsidiaries have more than $15 million in the aggregate of cash and cash equivalents, Hudson Bay may require us to redeem up to 50% of the outstanding principal amount of the Secured Note, (ii) we and our subsidiaries have more than $20 million in the aggregate of cash and cash equivalents, Hudson Bay may require us to redeem up to 100% of the outstanding principal of the Secured Note, (iii) we and our subsidiaries receive proceeds in excess of $500 thousand in the aggregate from the issuance of any equity or indebtedness, Hudson Bay may require us to redeem the outstanding principal under the note in an amount equal to up to 20% of the proceeds of the issuance of any such equity or indebtedness. In addition, the Secured Note provides that in the event of a change of control, Hudson Bay may require us to redeem all or any portion of the Secured Note at a price in cash equal to 125% of the amount redeemed. Innovate/Protect has granted Hudson Bay a security interest in all of its tangible and intangible personal property (including the Lycos’s patents) to secure its obligations under the Secured Note. In connection with the Merger, we have assumed the Secured Note and guarantied the obligations thereunder.

On June 1, 2012, Hudson Bay committed, subject to the terms and conditions of a commitment letter agreement (the “Commitment Letter Agreement”), that, at any time within 18 months following the closing of the Merger and upon the request of Innovate/Protect, it or, at its election, one or more of its affiliated funds or entities shall provide debt financing to Innovate/Protect in the aggregate principal amount of up to $6 million. Hudson Bay’s commitment shall be reduced, on a dollar for dollar basis, by (i) any cash or capital raised by us, Innovate/Protect and/or any of their subsidiaries (each a “Vringo entity” and, together the “Vringo entities”), including, without limitation, through the issuance of any debt, equity and/or securities convertible, exercisable or exchangeable into equity of any of the Vringo entities or the incurrence of indebtedness by any of the Vringo entities and (ii) any cash received by any Vringo entity in connection with the exercise of any of its outstanding warrants. Following the fund raised in a registered direct offering, as it is described below and in Note 8(i), the commitment was rescinded, as per the terms of the agreement.

Termination of Hudson Bay Letter Agreement

Following the closing of the Merger, on July 19, 2012, we sent notice of termination to Hudson Bay to terminate that certain letter agreement, by and between us and Hudson Bay, dated as of March 12, 2012, which provided, among other things, restrictions on the number of shares of our common stock that Hudson Bay may sell and a right of Hudson Bay to participate in up to 25% of certain offerings conducted by us. Pursuant to the terms of such agreement, we must continue to comply with the provisions relating to Hudson Bay’s participation in up to 25% of certain offerings until 30 days following the termination date.

Completion of Registered Direct Offering

On August 10, 2012, we completed the sale of 9.6 million shares of our common stock in a registered direct offering, at a purchase price of $3.25 per share, to certain investors in a privately negotiated transaction in which no party acted as an underwriter or placement agent. The total proceeds to us from the sale of our shares was $31.2 million.

Nokia Patent Purchase Agreement

On August 9, 2012, we entered into a Patent Purchase Agreement with Nokia pursuant to which Nokia agreed to sell us a portfolio consisting of over 500 patents and patent applications worldwide, including 109 issued United States patents. We agreed to compensate Nokia with a cash payment and certain ongoing rights in revenues generated from the patent portfolio. The portfolio encompasses a broad range of technologies relating to cellular infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. Thirty-one of the 124 patent families to be acquired have been declared essential by Nokia to wireless communications standards. Standards represented in the portfolio are commonly known as 2G, 2.5G, 3G and 4G and related technologies and include GSM, WCDMA, T63, T64, DECT, IETF, LTE, SAE, and OMA. The purchase price for the portfolio is $22 million, plus to the extent that the gross revenue (as defined in the purchase agreement) generated by such portfolio exceeds $22 million, a royalty of 35% of such excess. The $22 million cash payment was made to Nokia on August 10, 2012. The purchase agreement provides that Nokia and its affiliates will retain a non-exclusive, worldwide and fully paid-up license (without the right to grant sublicenses) to the portfolio for the sole purpose of supplying (as defined in the purchase agreement) Nokia’s products. The purchase agreement also provides that if we bring a proceeding against Nokia or its affiliates within seven years, Nokia shall have the right to re-acquire the patent portfolio for a nominal amount. Further, if we either sell to a third party any assigned essential cellular patent, or more than a certain portion of the other assigned patents (other than in connection with a change of control of our company), or file an action against a telecom provider to enforce any of the assigned patents (other than in response to any specified action filed by a telecom provider against us or our affiliate) which action is not withdrawn after notice from Nokia, then we will be obligated to pay to Nokia a substantial impairment payment. Because all of the foregoing actions are within our sole control, we do not expect to be obligated to pay any such impairment payment.

Grants of Stock Options and RSUs

On July 26, 2012, we granted to our directors, executive officers and certain of our employees options to purchase an aggregate of approximately 5.5 million shares of common stock and an aggregate of 3.2 million shares of common stock in the form of restricted stock units (RSUs) pursuant to our 2012 Employee, Director and Consultant Equity Incentive Plan (“2012 Plan”). Of such grants to our executive officers and directors, Andrew Perlman, our Chief Executive Officer and a director, received options to purchase 1,275 thousand shares and 675 thousand shares subject to RSUs; Andrew Kennedy Lang, our Chief Technology Officer, President and a director, received options to purchase 250 thousand shares and 125 thousand shares subject to RSUs; Alexander Berger, our Chief Operating Officer and a director, received options to purchase 1,275 thousand shares and 675 thousand shares subject to RSUs; and Ellen Cohl, our Chief Financial Officer, received options to purchase 200 thousand shares and 100 thousand shares subject to RSUs; Seth M. Siegel, our non-executive Chairman of the Board of Directors, received options to purchase 125 thousand shares and 300 thousand shares subject to RSUs; Donald E. Stout, a non-executive director, received options to purchase 125 thousand shares and 225 thousand shares subject to RSUs; H. Van Sinclair, a non-executive director, received options to purchase 125 thousand shares and 225 thousand shares subject to RSUs; and John Engelman, a non-executive director, received options to purchase 125 thousand shares and 225 thousand shares subject to RSUs. All of such options have an exercise price of $3.72 per share (the closing price of our common stock on July 26, 2012) and vest over a three year period, with 1/12 of the options vesting ratably over the three year period commencing on July 26, 2012. The RSUs granted to executive officers vest over a four year period, with 1/8 of the RSUs vesting on January 26, 2013 and 1/16 of the RSUs vesting ratably on a quarterly basis thereafter. The RSUs granted to our nonexecutive directors vest over a three year period, with 1/6 of the restricted stock units vesting on January 26, 2013 and 1/12 of the restricted stock units vesting ratably on a quarterly basis thereafter.

Business Strategy Following the Merger

Following the Merger, we intend to attempt to maximize the economic benefits of its intellectual property portfolio, add significant talent in technological innovation, and potentially enhance its opportunities for revenue generation through the monetization of the combined company’s assets, including patents owned by Innovate/Protect and the outcome of the litigation against online search companies.

We expect to undergo changes in connection with the Merger. Prior to the Merger, we were engaged in developing software platforms and applications for mobile devices and Innovate/Protect’s business was to maximize, for inventors and investors, the economic benefits of intellectual property assets through acquiring or internally developing patents or other intellectual property assets. Following the Merger, we will have enhanced technology capabilities to create, build and deliver mobile applications and services to its handset and mobile operator partners as well as directly to consumers. We believe that the value of each company’s intellectual property portfolio will be enhanced through the combined company’s ability to license and enforce its intellectual property rights.

We expect that the combined company will have two key areas of operation:

•	delivery and monetization of mobile social applications, and
•	maximization of the economic benefits of intellectual property

We have developed a platform for the distribution of mobile applications. Wey believe that its technology and business relationships will allow it to distribute new applications and services through:

•	mobile operators,
•	handset makers, and
•	application storefronts

We intend to expand its intellectual property portfolio through both internal development and acquisition. We believe that the experience and liquidity of the combined company will enable it to expand its intellectual property portfolio as well as create additional intellectually property internally. We intend to monetize its intellectual property through:

•	licensing,
•	strategic partnerships, and
•	litigation.

We continue to actively seek to broaden our intellectual property portfolio. Our philosophy is to seek to acquire intellectual property and technology. We are reviewing portfolio opportunities with a view toward acquiring those which we believe have potential for monetization through licensing opportunities or enforcement. On August 9, 2012, we entered into a Patent Purchase Agreement with Nokia Corporation (“Nokia”) pursuant to which we have agreed to acquire a portfolio consisting of 124 patent families comprising over 500 patents and patent applications worldwide including 109 issued United States patents. Of the proceeds from this offering, $22 million will be used to make such acquisition. There is no assurance that we will succeed in acquiring any such additional portfolios, as to the terms of any such acquisition or that we will successfully monetize any portfolio that we acquire, including the patent portfolio that we acquire from Nokia.

Innovate/Protect’s Business

Innovate/Protect is a company focused on the economic benefits of intellectual property assets through acquiring or internally developing patents or other intellectual property assets (or interests therein) and then monetize such assets through a variety of value enhancing initiatives, including, but not limited to:

•	licensing,

•	customized technology solutions,

•	strategic partnerships; and

•	litigation.

Innovate/Protect’s management team and board of directors were comprised of accomplished inventors, experienced investors and persons it believes are leaders in the intellectual property enforcement industry. Innovate/Protect’s management team has access to leading patent attorneys, patent brokers, company liquidators and others who will assist Innovate/Protect in exploring, acquiring, developing and monetizing intellectual property assets. Innovate/Protect believes that the depth and experience of its management provides Innovate/Protect with important competitive strengths as it seeks to execute and expand its business model.

While Innovate/Protect’s present operations are limited to prosecuting its initial claims relating to the Lycos’s patents, its plan of operation over the next 12 months, in addition to continuing the prosecution of such claims, will be to expand its business through acquisitions of additional patent and other intellectual property assets that it will seek to monetize.

Innovate/Protect was incorporated under the laws of the State of Delaware on June 8, 2011. On September 6, 2011, it changed its name from Labrador Search Corporation to Innovate/Protect, Inc. Innovate/Protect has two wholly-owned subsidiaries, I/P Engine and I/P Labs. I/P Engine was incorporated in Virginia on June 14, 2011 under the name Smart Search Labs, Inc. and its name was changed from Smart Search Labs, Inc. to I/P Engine, Inc. in September 2011. I/P Labs was incorporated in Delaware on June 8, 2011 under the name Scottish Terrier Capital, Inc. and its name was changed from Scottish Terrier Capital, Inc. to I/P Labs, Inc. in September 2011.

Upon formation in June 2011, Innovate/Protect acquired its initial patent assets from Lycos through its wholly-owned subsidiary, I/P Engine. Such assets were comprised of eight patents (the “Lycos Patents”) relating to information filtering and search technologies. As described further below, Innovate/Protect is initially seeking to monetize the Lycos Patents through litigation.

In the mid-to-late 1990s, the amount of content (e.g., web pages) available on the Internet was relatively small compared to today. Users frequently accessed Internet web pages by visiting portal sites, which presented content categorized into directories through which the users could select links to available web pages. Lycos was one of the leading portal sites of this time, which initially launched its website in 1994. Lycos’ website included a directory-based portal and a query-based search engine, pursuant to which both systems provided access to its content catalog. By 1996, Lycos’ content catalog had grown substantially and it was one of the largest websites of its kind. Other large portal search sites at the time also maintained large content catalogs. As the volume of available Internet content continued to grow, manual categorization processes presented efficiency and resource challenges in terms of the amount of material to be categorized and the accuracy of such categorization.

Lycos engaged WiseWire Corporation, which was formed by Mr. Lang (after the Merger, the President and Chief Technology Officer at Vringo) in 1995 and also employed Mr. Kosak, to develop filtering techniques to more efficiently, and automatically, categorize content for Lycos’ directories. Messrs. Lang and Kosak adapted their filtering techniques to apply to search systems and invented filtering systems and methods that filter items such as web pages and advertisements for content relevancy to a search query (known as a wire). Messrs. Lang and Kosak’s inventions incorporate feedback information from prior users, and in filtering the items, combine the provided feedback information with the content relevancy information to determine whether (or where) an item should be included, or ranked, in a search results response to the query or the wire. After working together on several projects for Lycos’ website, Lycos acquired WiseWire for $39.75 million. Messrs. Lang and Kosak then joined Lycos, with Mr. Lang as Chief Technology Officer and Mr. Kosak as Senior Director of Engineering. Mr. Kosak later became Lycos’ Chief Technology Officer.

We believe that through the Merger we will create a company with enhanced technology capabilities to create, build and deliver mobile applications and services to its handset and mobile operator partners as well as directly to consumers. We believe that the value of each company’s intellectual property portfolio will be enhanced through the combined company’s ability to license and enforce its intellectual property rights.

Innovate/Protect’s Initial Litigation

As one of the means of realizing the value of the Lycos Patents, on September 15, 2011, Innovate/Protect initiated (through I/P Engine) litigation in the United States District Court, Eastern District of Virginia, against AOL, Inc. ("AOL"), Google, Inc. ("Google"), IAC Search & Media, Inc. ("IAC"), Gannett Company, Inc. ("Gannett"), and Target Corporation ("Target") for patent infringement regarding two of the Lycos Patents (U.S. Patent Nos. 6,314,420 and 6,775,664). The case number is 2:11 CV 512-RAJ/FBS, and is pending in the Norfolk Division.

The court docket for the case, including the parties’ briefs, is publicly available on the Public Access to Court Electronic Records website (“PACER”), www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts.

As described above, the asserted patents relate to relevance filtering technology used in the search engine industry to place high quality advertisements in the best positions on websites and thereby maximizing the potential for generating substantial advertising revenue to the website owner. In this lawsuit, Innovate/Protect alleges that the defendants have used, and continue to use, search and search advertising systems that infringe upon Innovate/Protect’s relevant filtering patents. Innovate/Protect is seeking unspecified compensatory damages, past and future, amounting to no less than reasonable royalties, and attorneys’ fees.

The complaint states that the accused systems use the patented technology by filtering and presenting search and search advertising results based on a combination of (i) an item’s content relevance to a search query; and (ii) click-through rates from prior users relative to that item. For example, the complaint alleges that Google has adopted the patented technology with its use of Quality Score. Google’s search advertising systems filter advertisements by using Quality Score, which is a combination of an advertisement’s content relevance to a search query (e.g., the relevance of the keyword and the matched advertisement to the search query), and click-through rates from prior users relative to that advertisement (e.g., the historical click-through rate of the keyword and matched advertisement).

The complaint alleges that, after adopting the patented technology, Google’s market share significantly grew and its profits from search advertising considerably outpaced those of other pay per click advertising providers. Google also allows third party publishers, for example AOL, IAC, Target and Gannett Media, to display advertising search results in response to search queries made on the third party websites.

On November 4, 2011, I/P Engine entered into a stipulation with all of the defendants, which provided, among other things, that: (i) I/P Engine would provide the defendants with a preliminary identification of the asserted claims, and representative claim charts, (ii) the defendants would provide an initial production of technical documents; and (iii) the defendants would not move or otherwise seek to transfer or sever any party from the action, or otherwise assert that the Eastern District of Virginia is inconvenient for any reason.

 The defendants filed their answers to the complaint on November 14, 2011, and also asserted declaratory judgment counterclaims of non-infringement and invalidity. On November 28, 2011, all defendants (except AOL, which asserted no such allegation) amended their counterclaims to remove an allegation of unenforceability. On December 5, 2011, I/P Engine filed answers to AOL’s counterclaims. On December 9, 2011, I/P Engine filed answers to the counterclaims of the remaining defendants.

On February 15, 2012, the Court entered a scheduling order in the case setting the claim construction hearing for June 4, 2012 and trial for October 16, 2012. The claim construction hearing is commonly referred to as a Markman hearing after the Supreme Court case that explained the process by which courts must determine the meaning of particular terms or phrases with the claims asserted in the patent-in-suit. The claims in a patent are what determine the scope of the patent’s right to exclude infringing technology. Each claim comprises a set of limitations: specific terms or phrases that define the technology covered by the claim. The parties will apply that claim construction when presenting the case to the jury.

On March 15, 2012, Google submitted a request to the USPTO for ex parte reexamination of U.S. Patent No. 6,314,420, one of the two patents-in-suit. The request was deposited on March 16, 2012 and was assigned Control No. 90/009,991. Innovate/Protect expected Google to seek reexamination and believes this request is a standard and typical tactic used by defendants in patent litigation cases. The filing of a request for reexamination is the first step in a process that ordinarily takes several years. On April 26, 2012, the USPTO vacated Google’s request for ex parte reexamination for failing to follow to the requirements set forth in the USPTO’s regulations. On May 24, 2012, Google submitted their request to the USPTO. This resubmission purports to address the issues identified by the USPTO. On July 18, 2012 the USPTO issued a determination ordering a reexamination. Google’s request has not resulted in any delay of the dates set out in the Court's scheduling order dated February 15, 2012.

Discovery has commenced; the parties have served and responded to written discovery requests and have produced documents. Further discovery, including depositions, is expected to occur in the next few months.

Within the Markman, or claim construction process, the court reviewed the parties competing definitions for specific terms within the asserted claims. Both parties submitted two rounds of briefing to the court that provided arguments for their proposed definitions. The opening claim construction briefs were filed on April 12, 2012, and the responsive claim construction briefs were filed on May 3, 2012. At the Markman hearing on June 4, 2012, the court heard arguments from both sides in support of their positions. On June 15, 2012, the court issued a Memorandum Opinion & Order providing binding definitions for the contested terms. The court’s definitions to the patent claims established the boundary markings of the claimed technology and inform both parties’ expert reports and testimony as well as the parties’ arguments to the jury. The court’s Memorandum Opinion & Order construing the contested terms was filed by Vringo with the Securities and Exchange Commission.

On July 25, 2012, the parties exchanged expert reports. By August 29, 2012, the parties will exchange expert disclosures intended to respond to, contract or rebut evidence on the same subject matter disclosed by the other party. Innovate/Protect expects that defendants will make several attempts to avoid trial.

On July 30, 2012, I/P Engine and AOL Inc. entered into a partial settlement agreement, which resulted in I/P Engine granting a partial release of AOL as to certain claims raised in the lawsuit in exchange for $100 thousand. AOL remains a defendant in the proceeding.

On August 2, 2012, I/P Engine and defendants Google and IAC agreed to dismiss the patent infringement claims as to Google Search and IAC's Ask Sponsored Listings. For the avoidance of doubt, the patent infringement claims being dismissed explicitly excluded, and I/P Engine explicitly reserved and retained all rights and remedies with respect to, any and all other claims asserted in the present litigation including, without limitation, the patent infringement claims as to Google AdWords, Google AdSense for Search, Google AdSense for Mobile Search and AOL’s Search Marketplace.

The case remains scheduled for trial on October 16, 2012.

Vringo Business

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

As of August 14, 2012, we have commercial video ringtone services with the following eight carriers and partners.

•	Celcom AxiataBerhad, or Celcom, a mobile carrier in Malaysia, with 11.0 million subscribers. Celcom is one of the largest mobile telecommunications operators in Malaysia with the widest national 2G and 3G coverage in the country, with 26 thousand subscribers to our paid service. Celcom is a Vodafone partner and is part of the Axiata Group of Companies, one of the world’s largest telecommunications companies with more than 160 million customers across 10 Asian markets (launched in October 2011);

•	Maxis Mobile Services SDN BHD, or Maxis, a mobile carrier in Malaysia with 11.4 million subscribers, of which there are 105 thousand subscribers to our paid service and an additional 7 thousand subscribers on a free trial basis (launched in September 2009);

•	Emirates Telecommunications Corporation, or Etisalat, a mobile carrier with 7.3 million subscribers in the United Arab Emirates and which has more than 94.0 million subscribers worldwide, where we have launched our products and services and have 23 thousand subscribers to our paid service, (launched in January 2010);

•	Everything Everywhere Limited (EEL), a mobile carrier with almost 30.0 million subscribers in the United Kingdom. Our video ringtone platform launched was with Orange UK, a large mobile communications company and subsidiary of EEL, with 16.0 million subscribers and we have 38 thousand subscribers to our paid service (launched in February 2011);

•	Starhub, a mobile carrier with 2.0 million subscribers in Singapore (initially launched in February 2011 and re-launched in the first quarter 2012);

•	RTL in Belgium, part of the Bertelsman RTL Television network, has offered together with us, a subscription service on all three Belgian mobile operators (with a combined subscriber base of 1 million) that includes RTL content (launched in June 2010 with limited subscribers due to regulatory limitations introduced on mobile services);

•	Hungama, a content and mobile services aggregator in India. The service with Hungama is being offered to customers of 15 different mobile carriers in India. Our paid service was on temporary hold as a result of regional legalities in India, however we re-launched the service in March 2012 in partnership with Hungama and Tata DOCOMO and we have 9 thousand subscribers to our paid service.

•	Emirates Integrated Telecommunications Company (du Networks), a mobile carrier with 5.0 million subscribers in the United Arab Emirates, where we have launched our products and services in February 2012.

We are currently in discussions with several other mobile carriers and we will be pursuing additional agreements with mobile carriers over the next 12 to 24 months, with a focus on Android-based apps as the cornerstone for future subscriber services. As of August 14, 2012, our partners have an aggregate of approximately 700 million subscribers, of which 227 thousand are paid subscribers to our service, and another 9 thousand subscribers have enrolled on a free-trial basis.

 Our new Facetones® social ringtone platform generates social visual ringtone content automatically by aggregating and displaying a user’s friends’ pictures from social networks and then displaying as a video ringtone, as well as a video ringback tone. These ringtones do not replace, but rather enhance, standard ringtone and ringback tones with relevant, current social content that is visually displayed.  The Facetones® product is available for devices running Android, iOS, and Nokia’s Symbian S3. We are currently working together with mobile handset makers to develop this application for other operating systems.

Facetones® is experiencing growth both in consumer downloads and in the number of commercial deals with major partners already announced. The product is being made available to consumers in several different configurations and with a variety of distribution and monetization methods. As of May 5, 2012, the Facetones® free ad-supported version had more than a million downloads and is generating more than 3.8 million requests in mobile ad inventory on a weekly basis.

Facetones® is offered directly to consumers via leading mobile application stores and download sites where both for purchase versions (at prices ranging from $1 to $5), as well as ad-supported free versions are available. Facetones is available in application stores integrated into popular handsets such as the Google Android Market and Apple App Store. We have announced placement deals for the app with GetJar, the world’s largest independent app store, Mobango and AppBrain. In August 2011, we launched Facetones® in Japan for Android users through the DOCOMO market, a mobile internet portal operated by NTT DOCOMO, INC., the largest mobile phone operator in Japan, with more than 50 million users.  In October 2011, Verizon, the largest mobile operator in the United States, announced the launch of Facetones® as a subscription service for Verizon subscribers for $0.99 a month.

We continue to pursue business for Facetones® together with handset manufacturers. In May 2011, we entered into our first formal development agreement with Nokia for Facetones and in December 2011, we launched Facetones® for Symbian (specifically the S3 family of devices) in cooperation with Nokia. In January 2012, we launched Facetones® for iPhone which generates, as of the end of February 2012, close to a thousand daily downloads without any promotion. In March 2012, we shifted from providing an ad-based free-of-charge app for iPhone to a one-time fee ads-free app, and we are continually monitoring and adjusting the model based on our business needs. In June 2012, we entered into an agreement with Nokia to develop a unique version of Facetones® for its latest series of handsets, the Series 40 Full Touch devices which are part of the Asha feature-phone family. This project is due for completion in the fourth quarter of 2012 and will target emerging markets such as India, Africa, and South America.

In addition to our direct to consumer and carrier marketed versions of the Facetones® application, we believe that licensing our software to handset makers will provide a growing and significant revenue stream during 2012 and beyond. In November 2011, we announced an agreement with ZTE Corporation, the largest handset maker in China and fourth-largest globally, to preload the Facetones® application on Android handsets manufactured by ZTE. ZTE will pay us a royalty for each device that our software is pre-loaded on. These ZTE handsets will be sold via mobile phone operators and through various OEM contracts to brand name handset manufacturers. The initial launch of the Facetones® preload has been announced with the release of ZTE’s GrandX devices in the United Kingdom scheduled for August 2012 and will include thousands of devices under the ZTE brand being distributed via commercial channels as well as OEM devices being sold through to mobile phone service providers.

 Our Fan Loyalty platform was launched in mid-2011 by co-branding our Fan-Loyalty application with Star Academy 8, the largest music competition in the Middle East and Nokia, the world’s largest handset maker. This platform enables users to obtain video content from the show as well as from behind the scenes, retrieve information regarding the show and vote for their favorite contestants. The free app was launched in partnership with Rotana, a diversified media company and the world's largest producer of music and music television in the Middle East, and sponsored by Nokia. The application featured exclusive content and fully integrated live voting capabilities for the blockbuster "Star Academy" reality music show, which reached over 300 million viewers and was available in over 10 countries in the region. In the first quarter of 2012, we entered into an agreement with Endemol, a producer of entertainment and reality TV programming, to collaborate on additional sponsored versions of this application.

The Fan Loyalty application for Star Academy was made available exclusively for download on the Ovi Store, and had more than 200 thousand downloads during the season. We continue to attempt to develop opportunities with Endemol, as well as with several other entertainment groups regarding potential deals for this Fan Loyalty platform.

As of June 30, 2012, we had 26 full time employees and 2 part-time employees.

Except as expressly set forth in this Quarterly Report on Form 10-Q, the information presented in this report does not give effect to the Merger.

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

Income taxes

Our effective tax rate differs from the statutory federal rate primarily due to differences between income and expense recognition prescribed by income tax regulations and generally accepted accounting principles. We utilize different methods and useful lives for depreciating and amortizing property and equipment and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. In addition, our income tax expense has been adjusted for the effect of foreign income from our wholly owned subsidiary in Israel. At June 30, 2012, our deferred tax assets generated from our U.S. activities were entirely offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be generated. The deferred tax assets and liabilities generated from our subsidiary in Israel's operations are not offset by an allowance, as in our estimation, they are more likely than not to be realized.

Our subsidiary in Israel generates net taxable income from services it provides to us. The subsidiary in Israel charges us for research, development, certain management and other services provided to us, plus a profit margin on such costs, which is currently 8%. On December 5, 2011, the Knesset (Israel’s Parliament) approved the Law to Change the Tax Burden (Legislative Amendments) - 2011. According to the new law, the corporate tax rate will be 25% starting in 2012. However, the subsidiary in Israel is a "Beneficiary Enterprise" as defined in amendment No. 60 to the Israeli Law for the Encouragement of Capital Investment, 1959, which means that income arising from its approved research and development activities is subject to zero percent tax for a period of two years and a reduced tax rate for the subsequent five years. The subsidiary in Israel elected to receive the zero percent tax benefits for the fiscal years of 2007-2008. In January 2011, new legislation amending the Investment Law was enacted. According to the amendment, the uniform tax rate applicable to a “Beneficiary Enterprise” in the zone where the production facilities of the subsidiary in Israel are located would be 15% in 2011 and 2012, 12.5% in 2013 and 2014, and 12% in 2015 and thereafter. Under the transitory provisions of the newly legislated amendment, the subsidiary in Israel irrevocably implemented the new law while waiving benefits provided under the current law.

Results of Operations

Three and Six Months ended June 30, 2012 and 2011 and the development stage period (cumulative from inception through June 30, 2012)

The following analysis compares the results of our operations for the three and six month period ended June 30, 2012, to the results of operations for the three and six month period ended June 30, 2011 and the results of our operations from inception through June 30, 2012.

Revenue

							Cumulative
							from inception to
	Three months Ended June 30,			Six months Ended June 30,			June 30,
	2012	2011	Change	2012	2011	Change	2012
		($ - in thousands)			($ - in thousands)		($ - in thousands)

Revenue	100	227	(127)	206	374	(168)	1,155

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

During the three month period ended June 30, 2012, we recorded revenues of $100 thousand, which represents a decrease of $127 thousand (or -56%) from revenues recorded for the three month period ended June 30, 2011. The decrease was primarily due to: (i) a decrease in subscription revenue ($31 thousand), mainly due to a decrease in revenue in Malaysia ($36 thousand); (ii) a decrease in revenue from development projects for Facetones® ($50 thousand decrease compared to the second quarter of 2011); and (iii) a decrease in development of Fan Loyalty application ($45 thousand decrease compared to the second quarter of 2011).

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

 During the six month period ended June 30, 2012, we recorded revenues of $206 thousand, which represents a decrease of $168 thousand (or -45%) from revenues recorded for the six month period ended June 30, 2011. The decrease was primarily due to: (i) a decrease in subscription revenue ($50 thousand decrease compared to the first half of 2011), mainly due to decrease in revenue in Malaysia ($58 thousand decrease compared to the first half of 2011) and Turkey ($11 thousand decrease compared to the first half of 2011), prepaid set up fees in Armenia ($18 thousand decrease compared to the first half of 2011) and Singapore ($18 thousand decrease compared to the first half of 2011), offset by an increase in revenue in the UK ($41 thousand increase compared to the first half of 2011) and the UAE ($14 thousand increase compared to the first half of 2011); (ii) a decrease in revenue from development projects for Facetones® ($50 thousand decrease compared to the first half of 2011); and (iii) a decrease in development of Fan Loyalty application ($45 thousand decrease compared to the first half of 2011).

From Inception Through June 30, 2012

From inception through June 30, 2012, we recorded revenues of $1,155 thousand, which includes $819 thousand from revenue share subscription services, $118 thousand from one-time setup fees, $94 thousand from Facetones®, $80 thousand from Fan Loyalty application formats, $30 thousand from Video ReMix platform and $14 thousand from applications sold.

We expect to continue to generate a portion of our future revenues from: (i) Facetones® preloads through the agreement with ZTE, as well as the development of additional business from handset makers, (ii) Facetones® app, and Fan Loyalty application platforms, (iii) revenue-sharing agreements in India, Malaysia, Singapore, United Arab Emirates and UK, (iv) new revenue-sharing agreements for subscription-based services in new territories, (v) one-time service fees for customized production and development of the Facetones® and Fan Loyalty application platforms, and (vi) monetization of our intellectual property.

Following the completion of the Merger on July 19, 2012, we expect to continue prosecution of the litigation against AOL, Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc., and Target Corporation for infringement of the Lycos Patents, with a goal of achieving a positive verdict or settlement (including, potentially, a licensing arrangement on terms beneficial to us); and to the extent that time and resources allow, seek strategic opportunities and seek to acquire or internally develop additional intellectual property assets that we will then seek to monetize. For events subsequent to the balance sheet date see Note 8 to the accompanying financial statements.

Cost of Revenue

	Three months Ended June 30,			Six months Ended June 30,			Cumulative from inception to June 30,
	2012	2011	Change	2012	2011	Change	2012
		($ - in thousands)			($ - in thousands)		($ - in thousands)

Cost of revenue	31	45	(14)	62	70	(8)	428

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

During the three month period ended June 30, 2012, our cost of revenue was $31 thousand, which represents a decrease of $14 thousand (or -31%) compared to our cost of revenue for the three month period ended June 30, 2011. The change in cost of revenue, compared to the second quarter of 2011, was mainly related to changes in content amortization expenses and integration cost related to various development projects.

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

During the six month period ended June 30, 2012, our cost of revenue was $62 thousand, which represents a decrease of $8 thousand (or -11%) compared to our cost of revenue for the six month period ended June 30, 2011. The change in cost of revenue, compared to the first half of 2011, was mainly related to changes in content amortization expenses and integration cost related to various development projects.

Our cost of revenue is mainly comprised of cost of services related to the provision of content to end-users and cost of hosted servers needed to support our service in markets where we have launched our product. We expect that cost of revenue will increase over time, as we diversify the portfolio of our products. As some of these costs are fixed irrespective of our revenues, we expect our gross margin to increase, as our revenues grow. In addition, following the completion of the Merger, we expect to incur significant operating legal costs, which may be classified as cost of revenue, as we continue to prosecute the litigation for infringement of patents. We expect that future operational legal costs will increase as we continue to expand our business through potential acquisitions of additional patent and other intellectual property assets.

Research and Development

	Three months Ended June 30,			Six months Ended June 30,			Cumulative from inception to June 30,
	2012	2011	Change	2012	2011	Change	2012
		($ - in thousands)			($ - in thousands)		($ - in thousands)

Research and development	418	460	(42)	930	979	(49)	14,301

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

Research and development expenses decreased from $460 thousand to $418 thousand (or -9%) during the three month period ended June 30, 2012, compared to the three month period ended June 30, 2011. The decrease was mainly due to lower salary and share-based compensation expenses (a decrease of $109 thousand compared to the second quarter of 2011), partially due to an increase of 11% in the USD/NIS exchange rate and partially in connection with a separation agreement signed with one of our officers in the second half of 2011.

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

Research and development expenses decreased from $979 thousand to $930 thousand (or -5%) during the six month period ended June 30, 2012, compared to the six month period ended June 30, 2011. The decrease is due (i) to lower salary and compensation expenses (a decrease of $62 thousand compared to the first half of 2011) partially due to increase of 7% in the USD/NIS exchange rate, as well as, due to a separation agreement signed with one of our officers in the second half of 2011; (ii) decrease in consulting expenses, mainly related to various development projects recognized in 2011.

From Inception Through June 30, 2012

From inception through June 30, 2012, research and development expenses amounted to approximately $14.3 million. Of this amount, approximately $1.2 million was attributed to salaries and related expenses, $0.6 million to share based payments, $2.2 million was attributed to sub-contracting and consulting services, $0.9 million was attributed to operating expenses, $0.3 million was attributed to overhead and $0.9 million was attributed to patent expenses.

We anticipate that our research and development costs will remain constant until after the integration with Innovate/Protect. Afterwards, research and development costs may increase, should we seek to develop additional technology and intellectual property to diversify and enhance our original core business.

Marketing

	Three months Ended June 30,			Six months Ended June 30,			Cumulative from inception to June 30,
	2012	2011	Change	2012	2011	Change	2012
		($ - in thousands)			($ - in thousands)		($ - in thousands)

Marketing	340	685	(345)	1,099	1,306	(207)	12,310

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

Marketing expenses decreased from $685 thousand to $340 thousand (or -50%) during the three month period ended June 30, 2012, compared to the three month period ended June 30, 2011. The decrease was in part due to lower salary and share based compensation expenses ($266 thousand decrease compared to the second quarter of 2011), partially due to increase of 11% in the USD/NIS exchange rate, as well as, due to reorganization and workforce reduction in 2011 and 2012, and partially due to lower advertising costs in the second quarter of 2012 ($50 thousand decrease compared to the second quarter of 2011).

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

Marketing expenses decreased from $1,306 thousand to $1,099 thousand (or -16%) during the six month period ended June 30, 2012, compared to the six month period ended June 30, 2011. The decrease was in part due to lower salary expenses ($257 thousand decrease compared to the first half of 2011), partially due to increase of 7% in the USD/NIS exchange rate, as well as, partially due to reorganization and workforce reduction. The decrease in salary costs was offset by an increase in share based compensation expense, mainly due to acceleration of vesting as per the separation agreement signed with our co-founder and former CEO.

From Inception Through June 30, 2012

 From inception through June 30, 2012, marketing expenses amounted to approximately $12.3 million. Of this amount, approximately $5.3 million was attributed to salaries, $1.5 million was attributed to share based payments and related expenses, $2.2 million was attributed to travel and trade shows, $1.6 million was attributed to sub-contracting and consulting services, $1.5 million was attributed to public relations services and customer acquisition expenses and $0.2 million was attributed to overhead expenses.

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

General and Administrative

	Three months Ended June 30,			Six months Ended June 30,			Cumulative from inception to June 30,
	2012	2011	Change	2012	2011	Change	2012
		($ - in thousands)			($ - in thousands)		($ - in thousands)

General and administrative	1,282	690	592	2,742	1,355	1,387	11,011

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

During the three month period ended June 30, 2012, general and administrative expenses increased by $592 thousand (or 86%), to $1,282 thousand, from $690 thousand during the three month period ended June 30, 2011. General and administrative expenses increased mostly due to the increase in various professional fees in connection with increased merger and acquisition activity ($0.6 million increase compared to the second quarter of 2011).

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

During the six month period ended June 30, 2012, general and administrative expenses increased $1,387 thousand (or 102%), to $2,742 thousand, from $1,355 thousand in the three month period ended June 30, 2011. General and administrative expenses increased mostly due to the increase in various professional fees in connection with increased merger and acquisition activity (an increase of approximately $1.1 million, compared to the first half of 2011) and an additional increase in share based compensation costs in connection with new option grant in March 2012 and separation from our former CEO ($0.3 million increase compared to the first half of 2011).

From Inception Through June 30, 2012

From inception through June 30, 2012, general and administrative expenses totaled approximately $11.0 million. Of this amount, approximately $2.4 million was attributed to salaries and related expenses, $2.3 million was attributed to share based payments, $1.8 million was attributed to various office expenses, $3.5 million was attributed to professional fees and $0.6 million was attributed to depreciation and amortization.

We expect that our general and administrative expenses will increase, as we expect to incur significant costs in connection with the Merger, as well as with possible additional merger acquisition and financing activities. These costs will be reflected in increased compensation, administration, accounting, legal and insurance costs.

Non-operating Expense (Income), Net

	Three months Ended June 30,			Six months Ended June 30,			Cumulative from inception to June 30,
	2012	2011	Change	2012	2011	Change	2012
		($ - in thousands)			($ - in thousands)		($ - in thousands)

Non-operating expense (income), net	3,115	(175)	3,290	6,083	(767)	6,850	11,242

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

 During the three month period ended June 30, 2012, we recorded non-operating expense in the amount of $3.1 million, compared to non-operating income in the amount of $0.2 million recorded in the three month period ended June 30, 2011. During the three month period ended June 30, 2012, we recorded approximately a $3.1 million expense related to increase in fair value of our derivative warrant liability. The increase was mainly due to an increase in our share price, compared to March 31, 2012 and due to issuance of the Preferential Reload Warrants in February 2012. During the three month period ended June 30, 2011, we recorded income of $1.0 million in connection with the venture loan settlement agreement signed in June 2011. This income was offset by non-operating expenses related to the valuation of the Special Bridge Warrants and the Conversion Warrants, in the amount of $0.7 million. In addition, we recorded a non-operating expense in the total amount of approximately $0.1 million in connection with interest and discount amortization on venture loan.

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011 and 2010

 During the six month period ended June 30, 2012, we recorded a non-operating expense in the amount of $6.1 million, compared to a non-operating income, in the total amount of $0.8 million, recorded in the six month period ended June 30, 2011. During the six month period ended June 30, 2012, we recorded approximately a $3.5 million expense related to increase in fair value of our derivative warrant liability. The increase was mainly due to an increase in our share price and due to issuance of the Preferential Reload Warrants in February 2012. We also recorded approximately a $1.5 million expense in connection with issuance of the Preferential Reload Warrants, as well as an additional $1.1 million expense related to the issuance of non- Preferential Reload Warrants.

From Inception Through June 30, 2012

 From inception through June 30, 2012, non-operating expense was approximately $11.2 million. This amount mainly included: income from interest on deposits of $0.2 million, interest expense on venture loan of $1.6 million, $0.1 million of debt extinguishment expense related to the Series B Convertible Preferred Stock, $0.2 million of debt extinguishment expenses as a result of the loan modification agreement with SVB/Gold Hill, $1.0 million of additional interest expense as a result of the conversion of the convertible loan, $0.3 million of warrant amortization and $1.1 million of additional interest expense from the Bridge Notes, $1.3 million as additional interest expense for warrants granted to lead investors of the Bridge Financing, $1.0 million income in connection with the settlement of the venture loan and $1.3 million expense recorded in connection with amortization of discount on convertible notes, and non-operating expense of $2.9 million for the adjustment of the fair value of the Preferential Reload, Special Bridge and the Conversion Warrants. Finally, additional non-operating expense of approximately $2.6 million was recorded due to issuance of the Reload Warrants, accounted for as an inducement to convert convertible debt.

Income Tax Expense

	Three months Ended June 30,			Six months Ended June 30,			Cumulative from inception to June 30,
	2012	2011	Change	2012	2011	Change	2012
		($ - in thousands)			($ - in thousands)		($ - in thousands)

Income tax expense	83	26	57	103	44	59	222

During the three month period ended June 30, 2012, we recorded an income tax expense in the total amount of $83 thousand, which reflects an increase of $57 thousand compared to tax expense of $26 thousand recorded in the three month period ended June 30, 2011. During the six month period ended June 30, 2012, we recorded an income tax expense in the total amount of $103 thousand, which reflects an increase of $59 thousand compared to tax expense of $44 thousand recorded in the six month period ended June 30, 2011. In general, taxes on income are mainly due to taxable profits generated by our subsidiary in Israel, as a result of the intercompany cost plus agreement between us and the subsidiary in Israel, whereby the subsidiary in Israel performs development and other services for us and is reimbursed for its expenses plus 8%. For financial statements purposes, these profits are eliminated upon consolidation. The profits of the subsidiary in Israel benefitted from a tax holiday in the 2007-2008 tax years and a taxable loss in 2009, 2010 and 2011. We expect a taxable income in our subsidiary in Israel, in 2012, under the terms of the intercompany agreement. In addition, during the three month period ended June 30, 2012 and 2011, we recorded income tax expense of $4 thousand and $8 thousand, respectively, in connection with tax withheld at source by our partner in Malaysia, which we do not expect to be reclaimed. During the six month period ended June 30, 2012 and 2011, we recorded income tax expense of $11 thousand and $20 thousand, respectively, in connection with tax withheld at source by our partner in Malaysia, which we do not expect to be reclaimed.

From inception through June 30, 2012, income tax expense totaled $222 thousand. We expect tax expense to increase as our business grows and as our subsidiary in Israel continues to generate taxable income under the intercompany cost plus agreement.

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

Liquidity and Capital Resources

As of June 30, 2012, we had a cash balance of $3.4 million and $2.1 million in net working capital. The increase of $2.2 million in our cash balance from December 31, 2011 was mainly due to $4.7 million received from exercise warrants and options, offset by net cash used by us in our business operations ($2.5 million including funds used in connection with the Merger, in the total amount of approximately $0.6 million). As of June 30, 2012, our total deficit in stockholders' equity was $1.4 million, mainly affected by the continued operating deficits from inception to date, expenditures related to merger and acquisition activity, whether or not consummated, and offset by the exercise of the above-mentioned warrants.

On August 10, 2012, we completed the sale of 9.6 million shares of our common stock in a registered direct offering, at a purchase price of $3.25 per share, to certain investors in a privately negotiated transaction in which no party acted as an underwriter or placement agent. The total proceeds to us from the issuance of our shares of common stock was $31.2 million. We used the proceeds of this offering to acquire a portfolio of intellectual property from Nokia Corporation, as further described in Note 8 (j) to the accompanying financial statements, in addition, we intent to repay all outstanding indebtedness and use the funds remaining for our ongoing operating needs.

On August 9, 2012, we entered into a patent purchase agreement with Nokia Corporation, pursuant to which Nokia agreed to sell its a portfolio consisting of over 500 patents and patent applications worldwide, including 109 issued United States patents. The purchase price for the portfolio is $22 million, which was paid in cash on August 10, 2012, plus to the extent that the gross revenue (as defined in the purchase agreement) generated by such portfolio exceeds $22 million, a royalty of 35% of such excess. The portfolio encompasses a broad range of technologies relating to cellular infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services.

Upon the consummation of the Merger, subsequent to the balance sheet date, we entered into an Amended and Restated Pledge and Security Agreement and an Amended and Restated Guaranty with each of our subsidiaries to guaranty the obligations of I/P under certain Amended and Restated Senior Secured Promissory Note (the “Secured Note”), dated July 19, 2012, by and between I/P and Hudson Bay, an investor in I/P. As of June 30, 2012, the outstanding balance under the Secured Note was $3.2 million. The Secured Note accrues interest at 0.46% per annum and matures on June 22, 2013. From and after the date upon which (i) we and our subsidiaries have more than $15 million in the aggregate of cash and cash equivalents, Hudson Bay may require us to redeem up to 50% of the outstanding principal amount of the Secured Note, (ii) we have more than $20 million in the aggregate of cash and cash equivalents, Hudson Bay may require us to redeem up to 100% of the outstanding principal of the Secured Note, and (iii) we receive proceeds in excess of $500 thousand in the aggregate from the issuance of any equity or indebtedness, Hudson Bay may require us to redeem the outstanding principal under the note in an amount equal to up to 20% of the proceeds of the issuance of any such equity or indebtedness. In addition, the Secured Note provides that in the event of a change of control, Hudson Bay may require us to redeem all or any portion of the Secured Note at a price in cash equal to 125% of the amount redeemed. I/P has granted Hudson Bay a security interest in all of its tangible and intangible personal property (including the Lycos’s patents) to secure its obligations under the Secured Note. In connection with the Merger, we assumed the Secured Note and guarantied the obligations thereunder.

Based on current operating plans, the current resources of the combined company, after taking into account the $31.2 million received in the registered direct offering, offset by $22 million paid for the acquisition of patent assets, as described in Note 8 to the accompanying financial statements, are expected to be sufficient for at least the next twelve months from the balance sheet date. We may need to raise additional funds in connection with any acquisition of patent portfolios or other intellectual property assets that we may pursue. Moreover, a significant portion of our issued and outstanding warrants are currently “in the money” and the shares of common stock underlying such warrants will become freely tradable upon exercise after registration, with the potential of up to $31 million of incoming funds for us. Provided that our stock price remains at or near its current level, we expect that the exercise of these instruments will generate substantial additional funds for our operations. There can be no assurance, however, that any such opportunities will materialize. All of our audited consolidated financial statements since inception have contained a “going concern” reference by our management, expressing substantial doubt about our ability to continue as a going concern.

Cash flows

	Six month period ended June 30,			Cumulative from inception
	2012	2011	Change	to June 30, 2012
	($ - in thousands)
Net cash used in operating activities	(2,531)	(2,916)	385	(31,834)
Net cash used in investing activities	(8)	(1,059)	1,051	(614)
Net cash provided by (used in) financing activities	4,728	(1,031)	5,759	35,888

Operating activities

During the six month period ended June 30, 2012, net cash used in operating activities totaled $2.5 million. During the six month period ended June 30, 2011, net cash used in operating activities totaled $2.9 million. The decrease of $0.4 million in cash used in operating activities was mainly due to increased collection of receivables ($0.3 million increase compared to the first half of 2011. The operating activities included merger and acquisition related payments (increase of $0.6 million compared to the first half of 2011).

We expect our net cash used in operating activities to increase due to costs related to the Merger, as well as due to costs incurred in connection with the future development of our business (mainly through development of our products and enhancement of our intellectual property). As we move towards greater revenue generation, we expect that these amounts will be offset over time by collection of funds generated by these revenues.

Investing activities

During the six month period ended June 30, 2012, net cash used in investing activities totaled $8 thousand. During the six month period ended June 30, 2011, net cash used in investing activities totaled $1,059 thousand. The change of $1,051 thousand in cash used in investing activities was primarily due to the release of funds from a short term deposit, which was offset by the purchase of fixed assets in the first half of 2011. Fixed asset purchases in the six month period ended June 30, 2012, amounted to $8 thousand compared to $28 thousand for the six month period ended June 30, 2011.

We expect that net cash used in investing activities will increase as we intend to continue to upgrade our computers and software in 2012. Moreover, as our service continues to grow, we will need to increase our server capacity to meet the needs of our customers.

Financing activities

During the six month period ended June 30, 2012, net cash provided by financing activities totaled $4.7 million, which relates to proceeds from the exercise of warrants and options by holders in the period. During the six month period ended June 30, 2011, net cash used in financing activities totaled $1.0 million, which was due to repayment of venture loan in the second quarter of 2011.

A significant portion of the Company’s issued and outstanding warrants are currently “in the money” and the shares of common stock underlying such warrants will become freely tradable upon exercise after registration, with the potential of up to $31 million of incoming funds. We may need to raise additional funds in connection with any acquisition of patent portfolios or other intellectual property assets that we may pursue. There can be no assurance, however, that any such opportunity will materialize, moreover, any such financing would likely be dilutive to our current stockholders.

Future operations

On July 19, 2012, we consummated a Merger Agreement with Innovate/Protect. We believe that through the Merger we will create a company with enhanced technology capabilities to create, build and deliver mobile applications and services to its handset and mobile operator partners as well as directly to consumers. We believe that the value of each company’s intellectual property portfolio will be enhanced through the combined company’s ability to license and enforce its intellectual property rights. Together with the executive team from Innovate/Protect we anticipate the creation of additional products and services that will be distributed through our existing operator and handset relationships. We may need to raise additional funds in connection with any acquisition of patent portfolios or other intellectual property assets that it may pursue. There can be no assurance, however, that any such opportunities will materialize, moreover, any such financing would likely be dilutive to our stockholders.

On August 10, 2012, we completed the sale of 9,600,000 shares of our common stock (the “Shares”) in a registered direct offering (the “Offering”), at a purchase price of $3.25 per share, to certain investors in a privately negotiated transaction in which no party acted as an underwriter or placement agent. The net proceeds to the us from the sale of the Shares, after deducting Offering expenses, was approximately $30.5 million. We used the proceeds of the offering to acquire a portfolio of intellectual property from Nokia Corporation, as further described in Note 8 (j) to the accompanying financial statements, to repay all outstanding indebtedness and for our ongoing operating needs.

On August 9, 2012, we entered into a patent purchase agreement with Nokia Corporation, pursuant to which Nokia agreed to sell its a portfolio consisting of over 500 patents and patent applications worldwide, including 109 issued United States patents. The purchase price for the portfolio is $22 million, which we paid on August 10, 2012, plus to the extent that the gross revenue (as defined in the purchase agreement) generated by such portfolio exceeds $22 million, a royalty of 35% of such excess. The portfolio encompasses a broad range of technologies relating to cellular infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services.

 We are currently in discussions with several potential strategic partners and mobile carriers and we will be pursuing additional agreements over the next 12 to 24 months. In addition, we are continuing to explore further opportunities for strategic business alliances, as well as, potential acquisition of patent portfolios or other intellectual property assets. However, there can be no assurance that any such opportunities may arise, or that any such opportunities will be consummated.

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

In January 2012, our board of directors approved an acceleration of option vesting for all option holders, should we will be subject to a change of control in a merger and/or acquisition transaction. In addition, in March 2012, the board of director approved participation of all outstanding options, except for those grants pursuant to separation arrangements, in future dividends, if any, as well as the acceleration of vesting of certain outstanding options, according certain market conditions. In addition, upon a subsequent change of control, defined as a more than 50% change in shareholder ownership excluding the transaction Innovate/Protect, 75% of the then unvested options held by each grantee shall automatically vest. Moreover, all outstanding options granted to members of the board of directors shall fully vest if a member of the board of directors ceases to be a director at any time during the six-month period immediately following a change of control. As of June 30, 2012, we expect to account for no dividends payouts, acceleration of vesting triggered by the Merger with Innovate/Protect will be accounted for upon the consummation of the proposed Merger; moreover, we assume that the estimated effect of acceleration pursuant to meeting the abovementioned market conditions will be immaterial, due to low probability of occurrence, please refer to Notes 5 and 8 to the accompanying financial statements.

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

On December 1, 2011, we entered into financing agreements which triggered anti-dilution provisions in certain of our outstanding warrants. As a result, the exercise price was reduced to $0.94 and the number of Special Bridge Warrants outstanding was adjusted to 2,528,615. Between February 6 and February 14, 2012, we entered into agreements with holders of the Special Bridge Warrants, pursuant to which such holders exercised 2,274,235 Special Bridge Warrants (see also to Notes 3 and 5 to the accompanying financial statements). In the second quarter of 2012, additional 105,990 such warrants were exercised. As of June 30, 2012, the Special Bridge Warrants were revalued using the Black-Scholes-Merton and the Monte-Carlo models. As the terms of these warrants include a special down-round protection clause, i.e. in a new issuance of common stock at a lower price than the current exercise price, the current exercise price will be lowered to the new issuance price and the number of warrants granted will increase so that the total exercisable value remains as under the original terms. As of June 30, 2012, we estimated 15% probability of such protection being activated in December 2012. We have estimated the value of the down-round protection using a Monte-Carlo simulation. The following assumptions were used: 84.45% expected volatility, a risk-free interest rate of 0.38%, estimated life of 2.50 years and no dividend yield.

Upon the consummation of the IPO, the Bridge Notes automatically converted into 864,332 shares of common stock and 1,728,664 warrants (the "Conversion Warrants"). The Conversion Warrants have down-round protection clauses, i.e. in a new issuance of common shares at a lower price than the current exercise price, the current exercise price will be adjusted to the new issuance price. On December 1, 2011, we entered into financing agreements which triggered anti-dilution provisions in certain of our outstanding warrants. As a result, the exercise price was reduced to $0.94. Between February 6 and February 14, 2012, we entered into agreements with holders of the Special Bridge Warrants and Conversion Warrants, pursuant to which such holders exercised 1,554,758 Conversion Warrants (see also to Notes 3 and 5 to the accompanying financial statements). In the second quarter of 2012, additional 72,460 such warrants were exercised. As of June 30, 2012, the Conversion Warrants were revalued using the Black-Scholes-Merton and the Monte-Carlo models. As the terms of these warrants include a down-round protection clause, i.e. in a new issuance of common stock at a lower price than the current exercise price, the current exercise price will be lowered to the new issuance price. As of June 30, 2012, we estimated 15% probability of such protection being activated in December 2012. We have estimated the value of the down-round protection using a Monte-Carlo simulation. The following assumptions were used: 81.96% expected volatility, a risk-free interest rate of 0.45%, estimated life of 2.98 years and no dividend yield.

Between February 6 and February 14, 2012, we entered into agreements with holders of the Special Bridge Warrants and Conversion Warrants, pursuant to which such holders exercised 2,274,235 Special Bridge Warrants and 1,554,758 Conversion Warrants to purchase an aggregate of 3,828,993 shares of our common stock for aggregate proceeds of approximately $3.6 million. In addition, we issued Reload Warrants to purchase an aggregate of 2,660,922 shares of common stock at an exercise price of $1.76 per share in consideration for the immediate exercise of the warrants. 1,392,972 of the Reload Warrants bear down-round protection clauses through December 31, 2014; as a result, they will be classified as a long term derivative liability and recorded at fair value (“Preferential Reload Warrants”). At the issuance date fair value, in the total amount of $1,476 thousand was calculated using the Black-Scholes-Merton and the Monte-Carlo models (see also to Notes 3 and 5 to the accompanying financial statements), using the following assumptions: 72.89% expected volatility, a risk-free interest rate of 0.79%, estimated life of 5 years and no dividend yield. The fair value of the common stock was $1.76. We estimated there is a 30% probability that down-round protection will be activated in September 2012. As of June 30, 2012 fair value of the Preferential Reload Warrants was calculated using the Black-Scholes-Merton and the Monte-Carlo models, using the following assumptions: 78.23% expected volatility, a risk-free interest rate of 0.77%, estimated life of 4.61 years and no dividend yield. We estimate there is a 15% probability that down-round protection will be activated in December 2012. In addition, in June 2012, 816,864 Reload Warrants were exercised, of this amount 430,488 were Preferential Reload Warrants.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 30, 2012, we have fully offset our U.S. net deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate U.S. taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. Also, refer to Note 14 of our consolidated financial statements for the year ended December 31, 2011.

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

 Recently Issued Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends current fair value measurement and disclosure guidance to include increased transparency around valuation input and investment categorization. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption not permitted. The adoption of ASU 2011-04 did not have an impact on our financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”ASU 2011-12 deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 and must be applied retrospectively. The adoption of ASU 2011-05 did not have an impact on our financial position, because we do not have other comprehensive income items.

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

Item 4.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective for the reasons set forth below.

In the past, our management has identified a material weakness in our disclosure controls and procedures relating to insufficient controls in connection with recognition, valuation and accounting for equity, debt and derivative instruments. We have been enhancing our proficiency of the professional literature on these subjects. In addition, we are in the process of remediating this material weakness by broadening the role of external qualified valuation and accounting experts, to allow for our stronger oversight in this area.

Changes in Internal Controls

During the three month period ended June 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II— OTHER INFORMATION

Item 1.           Legal Proceedings.

During the three month period ended June 30, 2012, we were not a party to any material legal proceedings.

Item 1A. Risk Factors.

The risk factors set forth below update the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 as updated in our Quarterly Report on Form 10-Q for the period ended March 31, 2012. In addition to the risk factors below, you should carefully consider the other risks highlighted elsewhere in this report or in our other filings with the Securities and Exchange Commission, which could materially affect our business, financial position and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial position and results of operations.

Risks Relating to the Merger

The failure to integrate successfully the businesses of Vringo and Innovate/Protect in the expected timeframe could adversely affect the combined company’s future results following the completion of the Merger.

The success of the Merger will depend, in large part, on the ability of the combined company to realize the anticipated benefits from combining the businesses of Vringo and Innovate/Protect. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the Merger.

Potential difficulties that may be encountered in the integration process include the following:

•	using the combined company’s cash and other assets efficiently to develop the business of the combined company;

•	appropriately managing the liabilities of the combined company;

•	potential unknown or currently unquantifiable liabilities associated with the Merger and the operations of the combined company;

•	potential unknown and unforeseen expenses, delays or regulatory conditions associated with the Merger; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations.

We may not realize the potential value and benefits created by the Merger.

The success of the Merger will depend, in part, on our ability to realize the expected potential value and benefits created from integrating Vringo’s existing business with Innovate/Protect’s business, which includes the maximization of the economic benefits of the combined company’s intellectual property portfolio. The integration process may be complex, costly, and time-consuming. The difficulties of integrating the operations of Innovate/Protect’s business could include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating the business of both companies;

•	potential lost sales and customers if any customer of Vringo decides not to do business with us after the Merger;

•	loss of key employees with knowledge of Vringo’s historical business and operations;

•	unanticipated changes in applicable laws and regulations; and

•	other unanticipated issues, expenses, or liabilities that could impact, among other things, our ability to realize any expected benefits on a timely basis, or at all.

We may not accomplish the integration of Vringo’s and Innovate/Protect’s businesses smoothly, successfully, or within the anticipated costs or time frame. The diversion of the attention of management from our current operations to the integration effort and any difficulties encountered in combining businesses could prevent us from realizing the full expected potential value and benefits to result from the Merger and could adversely affect our business. In addition, the integration efforts could divert the focus and resources of our management from other strategic opportunities and operational matters during the integration process.

We will be dependent on certain key personnel, and the loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success and future prospects largely depend on the skills, experience and efforts of our key personnel, including Andrew D. Perlman, our Chief Executive Officer, and Andrew Kennedy Lang, our Chief Technology Officer and President. The loss of Messrs. Perlman or Lang or other executives of our company, or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.

The Merger resulted in changes to our board of directors and we may pursue different strategies than either Vringo or Innovate/Protect may have pursued independently.

The composition of our board of directors has changed in accordance with the Merger Agreement. Following the completion of the Merger, our board of directors now consists of seven members, including Seth M. Siegel, as Chairman, Andrew D. Perlman, John Engelman, Andrew Kennedy Lang, Alexander R. Berger, Donald E. Stout and H. Van Sinclair. Currently, it is anticipated that we will maximize the economic benefits of our intellectual property portfolio, add significant talent in technological innovation and potentially enhance our opportunities for revenue generation through the monetization of our company’s assets. However, because the composition of our board of directors will consist of directors from both Vringo and Innovate/Protect, we may determine to pursue certain business strategies that neither Vringo nor Innovate/Protect would have pursued independently.

Ownership of our common stock may be highly concentrated, and it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

As of the Merger, our executive officers and directors beneficially owned or controlled approximately 38.4% of the combined company. Accordingly, these executive officers and directors, acting individually or as a group, will have substantial influence over the outcome of a corporate action requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control of our company, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the market value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Our success will depend in part on relationships with third parties, which relationships may be affected by third-party preferences or public attitudes about the Merger. Any adverse changes in these relationships could adversely affect our business, financial condition, or results of operations.

Our success will be dependent on our ability to maintain and renew the business relationships of both Vringo and Innovate/Protect and to establish new business relationships. There can be no assurance that our management will be able to maintain such business relationships, or enter into or maintain new business contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on our business, financial condition, or results of operations.

Our future results may differ materially from the unaudited pro forma financial statements presented in connection with the Merger and the financial forecasts prepared by Vringo and Innovate/Protect in connection with discussions concerning the Merger.

Our future results may be materially different from those shown in the unaudited pro forma combined financial statements prepared in connection with the Merger, which show only a combination of the historical results of Vringo and Innovate/Protect prepared by Vringo and Innovate/Protect in connection with discussions concerning the Merger. We expect to incur significant costs associated with the completion of the Merger and combining the operations of the two companies. The exact magnitude of these costs are not yet known, but are estimated to be approximately $0.9 million. Furthermore, these costs may decrease the capital that we could use for continued development of our business in the future or may cause us to seek to raise new capital sooner than expected.

We will require additional capital to support our present business plan and our anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate.

Based on our current operating plans, the current resources of the combined company, often taking into account the $31.2 million received in a private registered direct offering, offset by $22 million paid for the acquisition of patent assets (see Note 8 to the accompanying financial statements), we expect to have sufficient funds to fund our planned operations for at least the next twelve months from the balance sheet date. We may need to raise additional funds in connection with any acquisitions of patent portfolios or other intellectual property assets that we may pursue. Any such financing that we undertake will likely be dilutive to our current stockholders.

We intend to continue to make investments to support our business growth, including patent or other intellectual property asset creation. In addition, we may also need additional funds to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our assets, satisfying debt payment obligations, developing new lines of business and enhancing our operating infrastructure. While we will need to seek additional funding, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our business plans.

Our business and financial condition could be constrained by the debt incurred in connection with the Merger.

On July 19, 2012, in connection with the consummation of the Merger and in accordance with the Merger Agreement, Vringo entered into an Amended and Restated Pledge and Security Agreement and an Amended and Restated Guaranty with each of its subsidiaries to guaranty the obligations of Innovate/Protect under that certain Amended and Restated Senior Secured Promissory Note (the “Secured Note”), dated July 19, 2012, by and between Innovate/Protect and Hudson Bay. As of the Closing Date, the outstanding balance under the Secured Note was $3.2 million. The Secured Note accrues interest at 0.46% per annum and matures on June 22, 2013. From and after the date upon which (i) Vringo and its subsidiaries have more than $15 million in the aggregate of cash and cash equivalents, Hudson Bay may require Vringo to redeem up to 50% of the outstanding principal amount of the Secured Note, (ii) Vringo and its subsidiaries have more than $20 million in the aggregate of cash and cash equivalents, Hudson Bay may require Vringo to redeem up to 100% of the outstanding principal of the Secured Note, and (iii) Vringo and its subsidiaries receive proceeds in excess of $500 thousand in the aggregate from the issuance of any equity or indebtedness, Hudson Bay may require Vringo to redeem the outstanding principal under the note in an amount equal to up to 20% of the proceeds of the issuance of any such equity or indebtedness. In addition, the Secured Note provides that in the event of a change of control, Hudson Bay may require Vringo to redeem all or any portion of the Secured Note at a price in cash equal to 125% of the amount redeemed. Innovate/Protect has granted Hudson Bay a security interest in all of its tangible and intangible personal property (including the Lycos’s patents) to secure its obligations under the Secured Note. In connection with the Merger, Vringo assumed the Secured Note and guarantied the obligations thereunder.

In connection with the Merger, Vringo guaranteed the senior secured note and any financing drawn down under new facility. This could have a material adverse effect on our financial condition following the Merger, including limiting our ability to incur additional indebtedness, limiting our available funds for future operations and making us vulnerable to economic or industry downturns.

The price of our common stock following the Merger may be affected by factors different from those previously affecting the shares of Vringo.

Upon completion of the Merger, holders of Innovate/Protect capital stock became holders of Vringo common stock and preferred stock. The business of Vringo differs from the business of Innovate/Protect and, accordingly, our results of operations and the trading price of our common stock following the completion of the Merger may be significantly affected by factors different from those previously affecting the independent results of operations of Vringo because the combined company will be conducting activities not undertaken by Vringo prior to the completion of the Merger.

Material weaknesses may exist when we report on the effectiveness of our internal control over financial reporting for purposes of our reporting requirements.

Prior to the Merger, Innovate/Protect was not subject to most provisions of Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Therefore, Innovate/Protect’s management and independent registered public accounting firm did not perform an evaluation of Innovate/Protect’s internal control over financial reporting as of December 31, 2011 in accordance with the provisions of Sarbanes-Oxley. Following the completion of the Merger, Innovate/Protect’s financial activity will be included in the combined company’s management’s report on internal control over financial reporting, in our Annual Report on Form 10-K for the year ending December 31, 2012, as required by Section 404 of Sarbanes-Oxley. Material weaknesses may exist when we report on the effectiveness of our internal control over financial reporting for purposes of our reporting requirements under the Exchange Act or Section 404 of Sarbanes-Oxley. The existence of one or more material weaknesses would preclude a conclusion that we maintain effective internal control over financial reporting. Such a conclusion would be required to be disclosed in our future Annual Reports on Form 10-K and could impact the accuracy and timing of our financial reporting and the reliability of our internal control over financial reporting, which could harm our reputation and cause the market price of our common stock to drop.

We do not expect to pay cash dividends on our common stock.

We anticipate that the combined company will retain its earnings, if any, for future growth and therefore do not anticipate paying cash dividends on our common stock in the future. Investors seeking cash dividends should not invest in our common stock for that purpose.

Anti-takeover provisions in our charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of our company difficult.

Our certificate of incorporation and bylaws contains provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

Risk Related to the Acquisition of Nokia’s patents

We may not be able to successfully monetize the patents we have acquired from Nokia and thus we may fail to realize all of the anticipated benefits of such acquisition.

There is no assurance that we will be able to successfully monetize the patent portfolio that we have acquired from Nokia. The acquisition of Nokia patents could fail to produce anticipated benefits, or could have other adverse effects that we currently do not foresee. Failure to successfully monetize these patent assets may have a material adverse effect on our business, financial condition and results of operations.

In addition, the acquisition of the patent portfolio is subject to a number of risks, including, but not limited to the following:

•	There is a significant time lag between acquiring a patent portfolio and recognizing revenue from those patent assets. During that time lag, material costs are likely to be incurred that would have a negative effect on our results of operations, cash flows and financial position.

•	The integration of a patent portfolio will be a time consuming and expensive process that may disrupt our operations. If our integration efforts are not successful, our results of operations could be harmed. In addition, we may not achieve anticipated synergies or other benefits from such acquisition.

Therefore, there is no assurance that we will realize enough revenues from the monetization of such patent portfolio we have acquired from Nokia in order to recoup our investment.

Risks Related to Innovate/Protect’s Business

Innovate/Protect’s limited operating history makes it difficult to evaluate its current business and future prospects.

Innovate/Protect is a development stage company and has generated no revenue to date and has only incurred expenses. Innovate/Protect was incorporated in June 2011, at which time it acquired its first and only patent assets. To date, Innovate/Protect’s business has consisted entirely of prosecution of the Litigation. Innovate/Protect’s efforts to license existing patents and develop new patents are still in development. Therefore, Innovate/Protect not only has a very limited operating history, but also a very limited track record in executing its business model which includes, among other things, creating, prosecuting, licensing, litigating or otherwise monetizing its patent assets. Innovate/Protect limited operating history makes it difficult to evaluate its current business model and future prospects.

In light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development with no operating history, there is a significant risk that Innovate/Protect will not be able to:

•	implement or execute its current business plan, or demonstrate that its business plan is sound; and/or

•	raise sufficient funds in the capital markets to effectuate its business plan.

If Innovate/Protect cannot execute any one of the foregoing or similar matters relating to its operations, its business may fail.

Innovate/Protect is presently reliant exclusively on the patent assets it acquired at its formation. If Innovate/Protect is unable to license or otherwise monetize such assets and generate revenue and profit through those assets or by other means, there is a significant risk that Innovate/Protect’s business would fail.

At Innovate/Protect’s formation in June 2011, Innovate/Protect acquired a portfolio of patent assets from Lycos that Innovate/Protect plans to license or otherwise monetize. If Innovate/Protect’s efforts to generate revenue from such assets fail, Innovate/Protect will have incurred significant losses and may be unable to acquire additional assets. If this occurs, Innovate/Protect’s business would likely fail.

Innovate/Protect has commenced legal proceedings against the owners of certain online search engines and other companies, and Innovate/Protect expects such litigation to be time-consuming and costly, which may adversely affect Innovate/Protect’s financial condition and its ability to operate its business.

To license or otherwise monetize the patent assets Innovate/Protect acquired from Lycos, Innovate/Protect has commenced legal proceedings against the owners of online search engines and other companies (including AOL, Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc., and Target Corporation) pursuant to which Innovate/Protect alleges that such companies infringe on one or more of Innovate/Protect’s patents. Innovate/Protect’s viability is highly dependent on the outcome of this litigation, and there is a risk that Innovate/Protect may be unable to achieve the results it desires from such litigation, which failure would harm Innovate/Protect’s business to a great degree. In addition, the defendants in this litigation are much larger than Innovate/Protect and have substantially more resources than Innovate/Protect does, which could make Innovate/Protect’s litigation efforts more difficult.

Innovate/Protect anticipates that these legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, Innovate/Protect may be forced to litigate against others to enforce or defend Innovate/Protect’s intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which Innovate/Protect is involved may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement. If such defenses or counterclaims are successful, they may preclude Innovate/Protect’s ability to derive licensing revenue from the patents. A negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact Innovate/Protect’s business. Additionally, Innovate/Protect anticipates that its legal fees and other expenses will be material and will negatively impact Innovate/Protect’s financial condition and results of operations and may result in its inability to continue its business. Innovate/Protect estimates that its legal fees over the next twelve months will be approximately $2.9 million. Expenses thereafter are dependent on the outcome of the Litigation; in the event the case is appealed, legal fees over the course of the subsequent twelve months would be approximately $1.2 million. Innovate/Protect’s failure to monetize its patent assets would significantly harm its business.

While Innovate/Protect believes that the patents acquired from Lycos are infringed by the defendants in the litigation, there is a risk that a court will find the patents invalid, not infringed or unenforceable and/or that the U.S. Patent Office will either invalidate the patents or materially narrow the scope of their claims during the course of a re-examination. In addition, even with a positive trial court verdict, the patent may be invalidated, found not infringed or rendered unenforceable on appeal. This risk may occur either presently in Innovate/Protect’s initial litigation or from time to time in connection with future litigations Innovate/Protect may bring. If this were to occur, it would have a material adverse effect on the viability of its company and its operations.

Innovate/Protect believes that certain online search engines infringe on at least two of its patents, but recognizes that obtaining and collecting a judgment against such infringers may be difficult or impossible. Patent litigation is inherently risky and the outcome is uncertain. Some of the parties Innovate/Protect believes infringe on Innovate/Protect’s patents are large and well-financed companies with substantially greater resources than Innovate/Protect. Innovate/Protect believes that these parties would devote a substantial amount of resources in an attempt to avoid or limit a finding that they are liable for infringing Innovate/Protect’s patents or, in the event liability is found, to avoid or limit the amount of associated damages. In addition there is a risk that these parties may file re-examinations or other proceedings with the USPTO or other government agencies in an attempt to invalidate, narrow the scope or render unenforceable the patents Innovate/Protect acquired from Lycos.

At this time, Innovate/Protect cannot predict the outcome of such potential litigation or administrative action, and if Innovate/Protect is unsuccessful in its litigation efforts for any reason, Innovate/Protect’s business would be significantly harmed.

Moreover, in connection with any of Innovate/Protect’s present or future patent enforcement actions, it is possible that a defendant may request and/or a court may rule that Innovate/Protect has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against Innovate/Protect or its operating subsidiaries or award attorneys’ fees and/or expenses to one or more defendants, which could be material, and if Innovate/Protect or its subsidiaries are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm Innovate/Protect’s operating results and its financial position.

In addition, it is difficult in general to predict the outcome of patent enforcement litigation at the trial level. There is a higher rate of appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time-consuming, and the outcomes of such appeals are sometimes unpredictable, resulting in increased costs and reduced or delayed revenue.

Finally, Innovate/Protect believes that the more prevalent patent enforcement actions become, the more difficult it will be for Innovate/Protect to license its patents without engaging in litigation. As a result, Innovate/Protect may need to increase the number of its patent enforcement actions to cause infringing companies to license the patent or pay damages for lost royalties. This will adversely affect Innovate/Protect’s operating results due to the high costs of litigation and the uncertainty of the results.

Innovate/Protect may seek to internally develop additional new inventions and intellectual property, which would take time and would be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of Innovate/Protect’s investments in such activities.

Members of our management team have significant experience as inventors. As such, part of Innovate/Protect’s business may include the internal development of new inventions or intellectual property that Innovate/Protect will seek to monetize. However, this aspect of Innovate/Protect’s business would likely require significant capital and would take time to achieve. Such activities could also distract our management team from its present business initiatives, which could have a material and adverse effect on Innovate/Protect’s business. There is also the risk that Innovate/Protect’s initiatives in this regard would not yield any viable new inventions or technology, which would lead to a loss of Innovate/Protect’s investments in time and resources in such activities.

In addition, even if Innovate/Protect is able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, Innovate/Protect would need to develop and maintain, and it would heavily rely on, a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property Innovate/Protect may develop principally including the following:

•	patent applications Innovate/Protect may file may not result in issued patents or may take longer than Innovate/Protect expects to result in issued patents;

•	Innovate/Protect may be subject to interference proceedings;

•	Innovate/Protect may be subject to opposition proceedings in the U.S. or foreign countries;

•	any patents that are issued to Innovate/Protect may not provide meaningful protection;

•	Innovate/Protect may not be able to develop additional proprietary technologies that are patentable;

•	other companies may challenge patents issued to Innovate/Protect;

•	other companies may have independently developed and/or patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate Innovate/Protect’s technologies;

•	other companies may design around technologies Innovate/Protect has developed; and

•	enforcement of Innovate/Protect’s patents would be complex, uncertain and very expensive.

Innovate/Protect cannot be certain that patents will be issued as a result of any future applications, or that any of Innovate/Protect’s patents, once issued, will provide Innovate/Protect with adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, Innovate/Protect cannot be certain that it will be the first to make its additional new inventions or to file patent applications covering those inventions. It is also possible that others may have or may obtain issued patents that could prevent Innovate/Protect from commercializing Innovate/Protect’s products or require Innovate/Protect to obtain licenses requiring the payment of significant fees or royalties in order to enable Innovate/Protect to conduct its business. As to those patents that Innovate/Protect may license or otherwise monetize, Innovate/Protect’s rights will depend on maintaining its obligations to the licensor under the applicable license agreement, and Innovate/Protect may be unable to do so. Innovate/Protect’s failure to obtain or maintain intellectual property rights for Innovate/Protect’s inventions would lead to the loss Innovate/Protect’s investments in such activities, which would have a material and adverse effect on Innovate/Protect’s company.

Moreover, patent application delays could cause delays in recognizing revenue from Innovate/Protect’s internally generated patents and could cause Innovate/Protect to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

New legislation, regulations or court rulings related to enforcing patents could harm Innovate/Protect’s business and operating results.

If Congress, the United States Patent and Trademark Office or courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect Innovate/Protect’s business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect Innovate/Protect’s ability to assert its patent or other intellectual property rights.

In addition, on September 16, 2011, the Leahy-Smith America Invents Act (or the Leahy-Smith Act), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The U.S. Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of Innovate/Protect’s business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of Innovate/Protect’s issued patents, all of which could have a material adverse effect on Innovate/Protect’s business and financial condition.

Further, and in general, it is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which Innovate/Protect conducts its business and negatively impact Innovate/Protect’s business, prospects, financial condition and results of operations.

Innovate/Protect’s acquisitions of patent assets may be time consuming, complex and costly, which could adversely affect Innovate/Protect’s operating results.

Acquisitions of patent or other intellectual property assets, which are and will be critical to Innovate/Protect’s business plan, are often time consuming, complex and costly to consummate. Innovate/Protect may utilize many different transaction structures in its acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. As a result, Innovate/Protect expects to incur significant operating expenses and will likely be required to raise capital during the negotiations even if the acquisition is ultimately not consummated. Even if Innovate/Protect is able to acquire particular patent assets, there is no guarantee that Innovate/Protect will generate sufficient revenue related to those patent assets to offset the acquisition costs. While Innovate/Protect will seek to conduct confirmatory due diligence on the patent assets Innovate/Protect is considering for acquisition, Innovate/Protect may acquire patent assets from a seller who does not have proper title to those assets. In those cases, Innovate/Protect may be required to spend significant resources to defend Innovate/Protect’s interest in the patent assets and, if Innovate/Protect is not successful, its acquisition may be invalid, in which case Innovate/Protect could lose part or all of its investment in the assets.

Innovate/Protect may also identify patent or other intellectual property assets that cost more than Innovate/Protect is prepared to spend with its own capital resources. Innovate/Protect may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any patent assets or, if consummated, proves to be unprofitable for Innovate/Protect. These higher costs could adversely affect Innovate/Protect’s operating results, and if Innovate/Protect incurs losses, the value of its securities will decline.

In addition, Innovate/Protect may acquire patents and technologies that are in the early stages of adoption in the commercial, industrial and consumer markets. Demand for some of these technologies will likely be untested and may be subject to fluctuation based upon the rate at which Innovate/Protect’s licensees will adopt its patents and technologies in their products and services. As a result, there can be no assurance as to whether technologies Innovate/Protect acquires or develops will have value that it can monetize.

In certain acquisitions of patent assets, Innovate/Protect may seek to defer payment or finance a portion of the acquisition price. This approach may put Innovate/Protect at a competitive disadvantage and could result in harm to Innovate/Protect’s business.

Innovate/Protect has limited capital and may seek to negotiate acquisitions of patent or other intellectual property assets where Innovate/Protect can defer payments or finance a portion of the acquisition price. These types of debt financing or deferred payment arrangements may not be as attractive to sellers of patent assets as receiving the full purchase price for those assets in cash at the closing of the acquisition. As a result, Innovate/Protect might not compete effectively against other companies in the market for acquiring patent assets, many of whom have greater cash resources than Innovate/Protect has. In addition, any failure to satisfy Innovate/Protect’s debt repayment obligations may result in adverse consequences to its operating results.

Any failure to maintain or protect Innovate/Protect’s patent assets or other intellectual property rights could significantly impair its return on investment from such assets and harm Innovate/Protect’s brand, its business and its operating results.

Innovate/Protect’s ability to operate its business and compete in the intellectual property market largely depends on the superiority, uniqueness and value of Innovate/Protect’s acquired patent assets and other intellectual property. To protect Innovate/Protect’s proprietary rights, Innovate/Protect relies on and will rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with its employees and third parties, and protective contractual provisions. No assurances can be given that any of the measures Innovate/Protect undertakes to protect and maintain its assets will have any measure of success.

Following the acquisition of patent assets, Innovate/Protect will likely be required to spend significant time and resources to maintain the effectiveness of those assets by paying maintenance fees and making filings with the United States Patent and Trademark Office. Innovate/Protect may acquire patent assets, including patent applications, which require Innovate/Protect to spend resources to prosecute the applications with the United States Patent and Trademark Office. Further, there is a material risk that patent related claims (such as, for example, infringement claims (and/or claims for indemnification resulting therefrom), unenforceability claims, or invalidity claims) will be asserted or prosecuted against Innovate/Protect, and such assertions or prosecutions could materially and adversely affect Innovate/Protect’s business. Regardless of whether any such claims are valid or can be successfully asserted, defending such claims could cause Innovate/Protect to incur significant costs and could divert resources away from Innovate/Protect’s other activities.

Despite Innovate/Protect’s efforts to protect its intellectual property rights, any of the following or similar occurrences may reduce the value of Innovate/Protect’s intellectual property:

•	Innovate/Protect’s applications for patents, trademarks and copyrights may not be granted and, if granted, may be challenged or invalidated;

•	issued trademarks, copyrights, or patents may not provide Innovate/Protect with any competitive advantages versus potentially infringing parties;

•	Innovate/Protect’s efforts to protect its intellectual property rights may not be effective in preventing misappropriation of Innovate/Protect’s technology; or

•	Innovate/Protect’s efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those Innovate/Protect acquires and/or prosecutes.

Moreover, Innovate/Protect may not be able to effectively protect its intellectual property rights in certain foreign countries where Innovate/Protect may do business in the future or from which competitors may operate. If Innovate/Protect fails to maintain, defend or prosecute its patent assets properly, the value of those assets would be reduced or eliminated, and Innovate/Protect’s business would be harmed.

Weak global economic conditions may cause infringing parties to delay entering into licensing agreements, which could prolong Innovate/Protect’s litigation and adversely affect its financial condition and operating results.

Innovate/Protect’s business plan depends significantly on worldwide economic conditions, and the United States and world economies have recently experienced weak economic conditions. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material negative effect on the willingness of parties infringing on Innovate/Protect’s assets to enter into licensing or other revenue generating agreements voluntarily. Entering into such agreements is critical to Innovate/Protect’s business plan, and Innovate/Protect’s failure to do so could cause material harm to its business.

Risks Related to Vringo’s Business

Historically, Vringo’s business has generated only losses, which are expected to continue for the foreseeable future.

As of June 30, 2012, Vringo had a cash balance of $3.4 million and $2.1 million of net working capital. For the three and six month period ended June 30, 2012 and 2011 and for the cumulative period from inception until June 30, 2012, Vringo incurred net losses of $5.2 million, $1.5 million, $10.8 million, $2.6 million and $48.4 million, respectively. As of June 30, 2012, Vringo’s deficit in stockholders' equity was $1.4 million.

Vringo expects its net losses to continue in the foreseeable future, as Vringo continues to grow its user base through carrier partnerships, continue to ensure Vringo has broad handset reach, enhance its viral and social tools, maintain and grow its product and technology portfolio, build a strong revenue base of recurring monthly subscription revenue, find new forms of distribution, and explore monetization through advertising and revenue through content sales.

Vringo is a development stage company with no historically substantial income and there is a significant doubt about Vringo’s ability to continue its activities as a going concern.

Vringo is still a development stage company. Vringo’s operations are subject to all of the risks inherent in development stage companies that do not have significant revenues or operating income. Vringo’s potential for success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, especially technology start-up companies. Vringo cannot provide any assurance that its business objectives will be accomplished. All of Vringo’s audited consolidated financial statements, since inception, have contained a statement by Vringo’s management that raises substantial doubt about Vringo being able to continue as a going concern unless Vringo is able to raise additional capital. Vringo’s financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should Vringo’s operations cease.

Vringo believes that current cash levels, after taking into account the $31.2 million received in a private registered direct offering, offset by $22 million paid for the acquisition of patent assets (see Note 8 to the accompanying financial statements), will be sufficient to support activities for at least the coming twelve months. Vringo may need to raise additional funds in connection with any acquisitions of patent portfolios or other intellectual property assets that we may pursue. Any such financing that Vringo undertakes will likely be dilutive to Vringo’s current stockholders.

The exercise of a substantial number of warrants or options by Vringo’s security holders may have an adverse effect on the market price of Vringo common stock.

After giving effect to the Merger on July 19, 2012, should Vringo’s outstanding warrants be executed (including the warrants issued in connection with the Merger), there would be an additional 22,695,411 shares of common stock eligible for trading in the public market. In addition, Vringo currently has incentive equity instruments outstanding to purchase 13,346,863 shares of its common stock granted to its management, employees directors and consultants. In March 2012, the Vringo board of directors approved participation of all outstanding options in future dividends. In addition, the vesting of all outstanding options will accelerate if the Vringo common stock reaches certain price or market capitalization targets for 20 of 30 consecutive trading dates, as follows: (i) 50% acceleration if either the price of the Vringo common stock is at least $5 or Vringo’s market capitalization is at least $250 million; (ii) 75% acceleration if either the price of the Vringo common stock is at least $10 or Vringo’s market capitalization is $500 million or more; and (iii) 100% acceleration if either the price of the Vringo common stock is at least $20 or Vringo’s market capitalization is at least $1,000 million. Furthermore, all outstanding options granted to members of the board of directors shall fully vest if a member of the Vringo board of directors ceases to be a director at any time during the six-month period immediately following the change of control. Certain options that are outstanding have exercise prices that are below, and in some cases significantly below, recent market prices. Such securities, if exercised, will increase the number of issued and outstanding shares of common stock. Therefore, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants and options could have an adverse effect on the market price for Vringo’s securities or on Vringo’s ability to obtain future financing. The average weighted exercise price of all currently outstanding warrants and options, as of July 20, 2012, is $2.26 per share.

Future sales of Vringo’s shares of common stock by its stockholders could cause the market price of Vringo common stock to drop significantly, even if Vringo’s business is performing well.

 As of August 14, 2012, Vringo has 58,245,125 shares of common stock issued and outstanding and 2,000 shares of Vringo preferred stock, initially convertible into 6,035,200 of Vringo shares of common stock, excluding shares of common stock issuable upon exercise of warrants or options. As shares saleable under Rule 144 are sold or as restrictions on resale need, the market price of Vringo common stock could drop significantly, if the holders of restricted shares sell them, or are perceived by the market as intending to sell them. This decline in Vringo’s stock price could occur even if Vringo’s business is otherwise performing well. We filed with the SEC Registration Statements for the common shares underlying: the 2,672,756 of the new warrants issued in February 2012, the 4,623,863 of the options currently outstanding under Vringo’s 2006 Stock Option Plan, the 15,641,178 of options underlying Vringo’s 2012 Stock Option Plan (including 9,100,000 shares rolled over from the 2006 Stock Option Plan), and 15,959,838 of the warrants underlying the Series 1 and Series 2 warrants.

If Vringo is unable to adequately protect its intellectual property, Vringo may not be able to compete effectively. In addition, the possibility of extensive delays in the patent issuance process could effectively reduce the term during which a marketed product is protected by patents.

Vringo may need to obtain licenses to patents or other proprietary rights from third parties. Vringo may not be able to obtain the licenses required under any patents or proprietary rights or they may not be available on acceptable terms. If Vringo does not obtain required licenses, Vringo may encounter delays in product development or find that the development, manufacture or sale of products requiring licenses could be foreclosed. Vringo may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. Vringo may not be able to acquire exclusive rights to the inventions or technical information derived from these collaborations, and disputes may arise over rights in derivative or related research programs conducted by Vringo or its collaborators.

Vringo’s ability to compete depends in part upon the strength of its proprietary rights in our technologies, brands and content. Vringo relies on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect Vringo’s intellectual property and proprietary rights. The efforts Vringo has taken to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of Vringo’s intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which Vringo’s services are made available through the Internet. There may be instances where Vringo is not able to fully protect or utilize its intellectual property in a manner that maximizes competitive advantage. If Vringo is unable to protect our intellectual property and proprietary rights from unauthorized use, the value of its products may be reduced, which could negatively impact Vringo’s business. Vringo’s inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products. In addition, protecting Vringo’s intellectual property and other proprietary rights is expensive and diverts critical managerial resources. If any of the foregoing were to occur, or if Vringo is otherwise unable to protect our intellectual property and proprietary rights, Vringo’s business and financial results could be adversely affected.

If Vringo is forced to resort to legal proceedings to enforce its intellectual property rights, the proceedings could be burdensome and expensive. In addition, Vringo’s proprietary rights could be at risk if Vringo is unsuccessful in, or cannot afford to pursue, those proceedings. Vringo also relies on trade secrets and contract law to protect some of its proprietary technology. Vringo has entered into confidentiality and invention agreements with its employees and consultants. Nevertheless, these agreements may not be honored and they may not effectively protect Vringo’s right to its un-patented trade secrets and know-how. Moreover, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to Vringo’s trade secrets and know-how.

The possibility of extensive delays in the patent issuance process could effectively reduce the term during which a marketed product is protected by patents.

Vringo may need to obtain licenses to patents or other proprietary rights from third parties. Vringo may not be able to obtain the licenses required under any patents or proprietary rights or they may not be available on acceptable terms. If Vringo does not obtain required licenses, Vringo may encounter delays in product development or find that the development, manufacture or sale of products requiring licenses could be foreclosed. Vringo may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. Vringo may not be able to acquire exclusive rights to the inventions or technical information derived from these collaborations, and disputes may arise over rights in derivative or related research programs conducted by Vringo or its collaborators.

If Vringo or its users infringe on the intellectual property rights of third parties, Vringo may have to defend against litigation and pay damages and Vringo’s business and prospects may be adversely affected.

If a third party were to assert that Vringo’s products infringe on its patent, copyright, trademark, right of publicity, right of privacy, trade secret or other intellectual property rights, Vringo could incur substantial litigation costs and be forced to pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume significant financial resources, but would also divert Vringo’s management time and attention. Such claims or the lack of available access to certain sites or content could also cause Vringo’s customers or potential customers to purchase competitors’ products if such competitors have access to the sites or contents that Vringo is lacking or defer or limit their purchase or use of Vringo’s affected products or services until resolution of the claim. In connection with any such claim or litigation, Vringo’s mobile carriers and other partners may decide to re-assess their relationships with Vringo, especially if they perceive that they may have potential liability or if such claimed infringement is a possible breach of Vringo’s agreement with such mobile carrier. If any of Vringo’s products are found to violate third-party intellectual property rights, Vringo may have to re-engineer one or more of its products, or Vringo may have to obtain licenses from third parties to continue offering its products without substantial re-engineering. Vringo’s efforts to re-engineer or obtain licenses could require significant expenditures of time and money and may not be successful. Accordingly, any claims or litigation regarding Vringo’s infringement of intellectual property of a third party by Vringo or its users could have a material adverse effect on Vringo’s business and prospects.

Third party infringement claims could also significantly limit Vringo Studio products and the content available in Vringo’s content library. The Vringo Studio tool allows users to access video from multiple sites on the web or from their computer and then edit and send these video clips to their mobile phones as customized video ringtones. These websites could choose to block Vringo from accessing their content for violating their terms of service by allowing users to download clips or for any other reason, which could significantly limit the availability of content in the Vringo Studio. Additionally, while Vringo employs special software that seeks to determine whether a clip is copyrighted or otherwise restricted, it is not feasible for Vringo to determine whether users of Vringo Studio own or acquire appropriate intellectual property permissions to use each clip before it is downloaded. Therefore, Vringo requires users of the Vringo Studio to certify that they have the rights to use the content that they desire to send to their phone. Additionally, while the majority of the clips in Vringo’s content library are either licensed by Vringo directly or are public domain or creative commons, Vringo’s content library contains certain clips which Vringo has not licensed from the content owner. As a result, Vringo may receive cease-and-desist letters, or other threats of litigation, from website hosts and content owners asserting that Vringo is infringing on their intellectual property or violating the terms and conditions of their websites. In such a case, Vringo will remove or attempt to obtain licenses for such content or obtain additional content from other websites. However, there is no assurance that Vringo will be able to enter into license agreements with content owners. Consequently, Vringo may be forced to remove a portion of its content from its library and significantly limit the availability of content in the Vringo Studio. This would negatively impact Vringo’s user experience and may cause users to cancel Vringo’s service and make Vringo’s service less attractive to its partners.

If Vringo is unable to enter into or maintain distribution arrangements with major mobile carriers and/or other partners and develop and maintain its existing strategic relationships with mobile carriers, Vringo will be unable to distribute its products effectively or generate significant revenue.

Vringo’s strategy for distributing its applications and services is dependent upon establishing distribution arrangements with major mobile carriers and other partners. Vringo currently has distribution arrangements with Etisalat (Emirates Telecom), Orange (Everything Everywhere), Vodafone, Verizon, Maxis, Celcom (Axiata Berhard), Hungama Mobile and Du. Vringo needs to develop and maintain strategic relationships with these entities in order for them to market its service to their end users. While Vringo has entered into agreements with the aforementioned mobile carriers pursuant to which Vringo’s service may be made available to their end-users, such agreements are not exclusive and generally do not obligate the partner to market or distribute Vringo’s service. In addition, a number of Vringo’s distribution agreements allow the mobile carrier to terminate its rights under the agreement at any time and for any reason upon 30 days’ notice. Vringo is dependent upon the subsequent success of these partners in performing their responsibilities and sufficiently marketing Vringo’s service. Vringo cannot provide you any assurance that it will be able to negotiate, execute and maintain favorable agreements and relationships with any additional partners, that the partners with whom Vringo has a contractual relationship will choose to promote Vringo’s service or that such partners will be successful and/or will not pursue alternative technologies.

If we Vringo is unsuccessful in entering into and maintaining content license agreements, its revenues will be negatively affected.

The success of Vringo’s service is dependent upon its providing end-users with content they desire. An important aspect of this strategy is establishing licensing relationships with third party content providers that have desirable content. Content license agreements generally have a fixed term, may or may not include provisions for exclusivity and may require Vringo to make significant minimum payments. Vringo has entered into approximately 35 content license agreements with various content providers. While Vringo’s business is not dependent on any particular content license agreement, there is no assurance that Vringo will enter into a sufficient number of content license agreements or that the ones that Vringo enters into will be profitable and will not be terminated early.

Vringo may not be able to generate revenues from certain of its prepaid mobile customers.

Vringo currently operates in markets that have a high percentage of prepaid mobile customers. Many of these users may not have a sufficient balance in their prepaid account when their free trial ends and Vringo bills them to cover the charges for subscribing to its service. As a result, the subscriber numbers that Vringo periodically discloses may not generate revenues at the expected level.

Vringo is dependent on mobile carriers and other partners to make timely payments to us.

Vringo will receive its revenue from mobile carriers and other distribution partners who may delay payment to Vringo, dispute amounts owed to Vringo, or in some cases refuse to pay Vringo at all. Many of these partners are in markets where Vringo may have limited legal recourse to collect payments from these partners. Vringo’s failure to collect payments owed to it from its partners will have an adverse effect on Vringo’s business and its results of operations.

Vringo may not be able to continue to maintain its application on all of the operating systems that it currently supports.

Some of Vringo’s applications are compatible with various mobile operating systems including Android, Blackberry, Sony Ericsson, Symbian, Apple’s iOS, Java, and Windows Mobile operating systems. While Windows Mobile, Blackberry and Android do not support video ringtones natively, Vringo’s development team has enabled its application to work on many devices which utilize these operating systems. The user base for the video ringtone service is spread out amongst a number of smartphone and feature phone operating systems, with applications on each aforementioned operating system representing less than 5% of the total subscribers to Vringo’s video ringtone platform. Vringo’s Facetones TM platform, which represents less than 5% of Vringo’s revenue for the three months ended June 30, 2012, is heavily reliant upon Vringo’s Android devices users. Currently, over 96% of Vringo’s Facetones TM users utilize the Android operating system. In addition, Vringo’s commercial agreement with ZTE is solely reliant on Vringo’s ability to maintain its support for the Android operating system. Since these operating systems do not support Vringo’s applications natively, any significant changes to these operating systems by their respective developers may prevent Vringo’s application from working properly or at all on these systems. If Vringo is unable to maintain its application on these operating systems or on any other operating systems, users of these operating systems will not be able to use Vringo’s application, which could adversely affect Vringo’s business and results of operations.

Vringo operates in the digital content market where piracy of content is widespread.

Vringo’s business strategy is partially based upon users paying Vringo for access to its content. If users believe they can obtain the same or similar content for free via other means including piracy, they may be unwilling to pay for Vringo’s service. Additionally, since Vringo’s own clips do not have any copy protection, they can theoretically be distributed by a paying user to a non-paying user without any additional payment to Vringo. If users or potential users obtain Vringo’s content or similar content without payment to Vringo, Vringo’s business and results of operations will be adversely affected.

Major network failures could have an adverse effect on Vringo’s business.

Major equipment failures, natural disasters, including severe weather, terrorist acts, acts of war, cyber-attacks or other breaches of network or information technology security that affect third-party networks, transport facilities, communications switches, routers, microwave links, cell sites or other third-party equipment on which Vringo relies, could cause major network failures and/or unusually high network traffic demands that could have a material adverse effect on Vringo’s operations or its ability to provide service to Vringo’s customers. These events could disrupt Vringo’s operations, require significant resources to resolve, result in a loss of customers or impair Vringo’s ability to attract new customers, which in turn could have a material adverse effect on Vringo’s business, results of operations and financial condition.

Vringo’s data is hosted at a remote location. Although Vringo has full alternative site data backed up, Vringo does not have data hosting redundancy. Accordingly, Vringo may experience significant service interruptions, which could require significant resources to resolve, result in a loss of customers or impair Vringo’s ability to attract new customers, which in turn could have a material adverse effect on Vringo’s business, results of operations and financial condition.

In addition, with the growth of wireless data services, enterprise data interfaces and Internet-based or Internet Protocol-enabled applications, wireless networks and devices are exposed to a greater degree to third-party data or applications over which Vringo has less direct control. As a result, the network infrastructure and information systems on which Vringo relies, as well as Vringo’s customers’ wireless devices, may be subject to a wider array of potential security risks, including viruses and other types of computer-based attacks, which could cause lapses in Vringo’s service or adversely affect the ability of Vringo’s customers to access its service. Such lapses could have a material adverse effect on Vringo’s business and its results of operations.

Vringo’s business depends upon its ability to keep pace with the latest technological changes and Vringo’s failure to do so could make Vringo less competitive in its industry.

The market for Vringo’s products and services is characterized by rapid change and technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. Products using new technologies or emerging industry standards could make Vringo’s products and services less attractive. Furthermore, Vringo’s competitors may have access to technology not available to Vringo, which may enable them to produce products of greater interest to consumers or at a more competitive cost. Failure to respond in a timely and cost-effective way to these technological developments may result in serious harm to Vringo’s business and operating results. As a result, Vringo’s success will depend, in part, on its ability to develop and market product and service offerings that respond in a timely manner to the technological advances available to Vringo’s customers, evolving industry standards and changing preferences.

Vringo’s Facetones TM application depends upon Vringo’s continued access to Facebook® photos.

Vringo’s Facetones® application creates automated video slideshow using friends’ photos from social media web sites, primarily from Facebook®, the world’s leading social media site. Facetones® represented less than 5% of Vringo’s revenue for the three months ended June 30, 2012, however, Vringo believes that the rapid growth of its user base is critical to the value of its mobile application business. In the event Facebook® prohibits or restricts the ability of Vringo’s application to access photos on its site, Vringo’s business, financial condition, operating results and projected growth could be harmed. In February 2012, Vringo entered into an agreement with Facebook®, which clarifies Vringo’s permitted use of the Facetones® mark and domain name.

Regulation concerning consumer privacy may adversely affect Vringo’s business.

Certain technologies that Vringo currently supports, or may in the future support, are capable of collecting personally-identifiable information. Vringo anticipates that as mobile telephone software continues to develop, it will be possible to collect or monitor substantially more of this type of information. A growing body of laws designed to protect the privacy of personally-identifiable information, as well as to protect against its misuse, and the judicial interpretations of such laws, may adversely affect the growth of Vringo’s business. In the United States, these laws could include the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Fair Credit Reporting Act and the Gramm-Leach Bliley Act, as well as various state laws and related regulations. In addition, certain governmental agencies, like the Federal Trade Commission, have the authority to protect against the misuse of consumer information by targeting companies that collect, disseminate or maintain personal information in an unfair or deceptive manner. In particular, such laws could limit Vringo’s ability to collect information related to users or Vringo’s services, to store or process that information in what would otherwise be the most efficient manner, or to commercialize new products based on new technologies. The evolving nature of all of these laws and regulations, as well as the evolving nature of various governmental bodies’ enforcement efforts, and the possibility of new laws in this area, may adversely affect Vringo’s ability to collect and disseminate or share certain information about consumers and may negatively affect Vringo’s ability to make use of that information. If Vringo fails to successfully comply with applicable regulations in this area, its business and prospects could be harmed.

Vringo’s ability to raise capital through equity or equity-linked transactions may be limited.

In order for Vringo to raise capital privately through equity or equity-linked transactions, stockholder approval is required to enable Vringo to issue more than 19.99% of Vringo’s outstanding shares of common stock pursuant to the rules and regulations of the NYSE MKT (formerly, NYSE Amex). Should stockholders not approve such issuances, Vringo’s sole means to raise capital would be through debt, which could have a material adverse effect on Vringo’s balance sheet and overall financial condition.

Vringo’s liquidity is largely dependent on its common stock being traded on a major exchange.

Vringo’s common stock and warrants are listed on the NYSE MKT, a national securities exchange, which imposes continued listing requirements with respect to listed shares. On April 26, 2012, the NYSE MKT notified Vringo that it had resolved the continued listing deficiency referenced in the NYSE MKT's letter dated May 24, 2011, which stated that Vringo was not in compliance with Section 1003(a) (iv) of the NYSE MKT's continued listing standards. The NYSE MKT's conclusion was based on a review of available information, including Vringo’s filings with the SEC. Vringo’s continued listing eligibility will be assessed on an ongoing basis. While the NYSE MKT has not initiated delisting proceedings in the past, there is no assurance that it will not do so in the future.

If the NYSE MKT delists Vringo’s securities from trading, Vringo could face significant consequences, including:

•	a limited availability for market quotations for its securities;

•	reduced liquidity with respect to its securities;

•	a determination that Vringo’s common stock is a “penny stock,” which will require brokers trading in Vringo common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for Vringo common stock;

•	limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, Vringo would no longer be subject to the NYSE MKT rules, including rules requiring Vringo to have a certain number of independent directors and to meet other corporate governance standards.

If there are significant shifts in the political, economic and military conditions in Israel and its neighbors, it could have a material adverse effect on Vringo’s business relationships and profitability.

Vringo’s research and development facility and finance department are located in Israel and many of Vringo’s key personnel reside in Israel. Vringo’s business is directly affected by the political, economic and military conditions in Israel and its neighbors. Major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on Vringo’s existing business relationships and on Vringo’s operating results and financial condition. Furthermore, several countries restrict business with Israeli companies, which may impair Vringo’s ability to create new business relationships or to be, or become, profitable.

Vringo may not be able to enforce covenants not-to-compete under current Israeli law, which may result in added competition.

Vringo has non-competition agreements with all of its employees, almost all of which are governed by Israeli law. These agreements generally prohibit Vringo’s employees from competing with or working for its competitors, during their term of employment and for up to 12 months after termination of their employment. However, Israeli courts may be reluctant to enforce non-compete undertakings of former employees and may not enforce those provisions, or only enforce those provisions for relatively brief periods of time in restricted geographical areas, and only when the employee has unique value specific to that employer’s business and not just regarding the professional development of the employee. If Vringo is not able to enforce non-compete covenants, Vringo may be faced with added competition.

Because a substantial portion of Vringo’s revenues is generated in dollars and euros, while a significant portion of Vringo’s expenses is incurred in Israeli currency, Vringo’s revenue may be reduced due to inflation in Israel and currency exchange rate fluctuations.

A substantial portion of Vringo’s revenues is generated in dollars and euros, while a significant portion of Vringo’s expenses, principally salaries and related personnel expenses, is paid in Israeli currency. As a result, Vringo is exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of Israeli currency in relation to the dollar or the euro, or that the timing of this devaluation will lag behind inflation in Israel. Because inflation has the effect of increasing the dollar and euro costs of Vringo’s operations, it would therefore have an adverse effect on Vringo’s dollar-measured results of operations. The value of the New Israeli Shekel, or NIS, against the United States Dollar, the Euro and other currencies may fluctuate and is affected by, among other things, changes in Israel’s political and economic conditions. Any significant revaluation of the NIS may materially and adversely affect Vringo’s cash flows, revenues and financial condition. Fluctuations in the NIS exchange rate, or even the appearance of instability in such exchange rate, could adversely affect Vringo’s ability to operate its business.

The termination or reduction of tax and other incentives that the Israeli government provides to domestic companies, such as Vringo’s wholly-owned subsidiary, may increase the costs involved in operating a company in Israel.

The Israeli government currently provides tax and capital investment incentives to domestic companies, as well as grant and loan programs relating to research and development and marketing and export activities. Vringo’s wholly-owned Israeli subsidiary currently takes advantage of some of these programs. Vringo cannot provide you with any assurance that such benefits and programs will continue to be available in the future to Vringo’s Israeli subsidiary. In addition, it is possible that Vringo’s subsidiary will fail to meet the criteria required for eligibility of future benefits. If such benefits and programs were terminated or further reduced, it could have an adverse effect on Vringo’s business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Vringo, Inc., VIP Merger Sub, Inc. and Innovate/Protect, Inc., dated as of March 12, 2012 (incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K filed on March 14, 2012)

10.1	Commitment Letter Agreement by and between Hudson Bay Master Fund, Ltd. and Innovate/Protect, Inc., dated June 1, 2012 (incorporated by reference from Exhibit 10.5 to our Current Report on Form 8-K filed on July 20, 2012)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from Vringo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL: (i) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (ii) Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011; (iii) Unaudited Consolidated Statements of Stockholders’ Equity as of June 30, 2012; (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August, 2012.

VRINGO, INC.

By:	/S/ Ellen Cohl
Ellen Cohl
Chief Financial Officer
(Principal Financial Officer)

