Form 10-Q
period 2012-09-30
Vringo Inc
filed 2012-11-14
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34785

VRINGO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4988129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 3rd Ave. 15th Floor, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 309-7549

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NYSE MKT
Warrants to purchase Common Stock	NYSE MKT

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of November 14, 2012, 80,328,144 shares of the registrant’s common stock were outstanding

VRINGO, INC.

Explanatory Note

On July 19, 2012, Vringo, Inc., a Delaware corporation (“Vringo” or “Legal Parent”), closed a merger transaction (the “Merger”) with Innovate/Protect, Inc., a privately held Delaware corporation (“I/P”), pursuant to an Agreement and Plan of Merger, dated as of March 13, 2012 (the “Merger Agreement”), by and among Vringo, I/P and VIP Merger Sub, Inc., a wholly-owned subsidiary of Vringo (“Merger Sub”). Pursuant to the Merger Agreement, I/P became a wholly-owned subsidiary of Vringo through a merger of I/P with and into Merger Sub (which was renamed Innovate/Protect, Inc.), and the former stockholders of I/P received shares of Vringo that constituted more than a majority of the outstanding shares of Vringo.

The Merger has been accounted for as a reverse acquisition under which I/P was considered the acquirer of Vringo. As such, the financial statements of I/P are treated as the historical financial statements of the combined company, with the results of Vringo being included from July 19, 2012.

All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Vringo, Inc., a Delaware corporation, and its consolidated subsidiaries for periods after the closing of the Merger, and to I/P and its consolidated subsidiaries for periods prior to the closing of the Merger unless the context requires otherwise.

Part I — FINANCIAL INFORMATION

Item 1.         Financial Statements

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

		September 30, 2012	December 31, 2011
	Note	U.S.$	U.S.$
Current assets
Cash and cash equivalents		9,549	5,212
Accounts receivable		155	—
Prepaid expenses and other current assets		606	26

Total current assets		10,310	5,238

Long-term deposit		54	—
Property and equipment, at cost, net of $22 and $1 accumulated depreciation and amortization, as of September 30, 2012 and December 31, 2011, respectively		262	8
Intangible assets, net	4,6	34,559	3,068
Goodwill	4	69,511	—

Total assets		114,696	8,314

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands except share and per share data)

		September 30, 2012	December 31, 2011
	Note	U.S.$	U.S.$
Current liabilities
Deferred short-term tax liabilities, net	4	648	—
Accounts payable and accrued expenses		2,976	449
Accrued employee compensation		844	—
Current portion, note payable—related party	5	—	2,000

Total current liabilities		4,468	2,449

Long-term liabilities
Deferred long-term tax liabilities	4	2,837	—
Derivative liabilities on account of warrants	3	17,280	—
Note payable—related party	5	—	1,200

Total long-term liabilities		20,117	1,200

Commitments and contingencies	9

Series A Convertible Preferred stock, $0.0001 par value per share; 0 and 10,000,000 authorized; 0 and 6,968 issued; 0 and 6,968 outstanding, as of September 30, 2012 and December 31, 2011, respectively	7	—	1,800

Stockholders’ equity	8
Series A Convertible Preferred stock, $0.01 par value per share; 5,000,000 and 0 authorized; 6,673 and 0 issued; none outstanding, as of September 30, 2012 and December 31, 2011, respectively		—	—
Common stock, $0.01 par value per share 150,000,000 authorized; 64,809,694 and 16,972,977 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively		648	170
Additional paid-in capital		99,053	5,449
Deficit accumulated during the development stage		(9,590)	(2,754)

Total stockholders’ equity		90,111	2,865

Total liabilities and stockholders’ equity		114,696	8,314

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,	Period from June 8, 2011 (inception) to September 30,	Cumulative from June 8, 2011 (inception) to September 30,
	2012	2011	2012	2011	2012
	U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Revenue	266	—	266	—	266

Costs and Expenses
Cost of revenue*	3,415	547	5,976	561	7,536
Research and development*	997	—	997	—	997
Marketing, general and administrative*	6,364	323	7,508	762	8,694
Total operating expenses	10,776	870	14,481	1,323	17,227
Operating loss	(10,510)	(870)	(14,215)	(1,323)	(16,961)

Non-operating income	82	—	82	—	82
Non-operating expenses	(12)	(4)	(19)	(4)	(27)
Gain on revaluation of derivative warrants	7,240	—	7,240	—	7,240

Loss before taxes on income	(3,200)	(874)	(6,912)	(1,327)	(9,666)
Income tax benefit	76	—	76	—	76

Net loss	(3,124)	(874)	(6,836)	(1,327)	(9,590)
Basic net loss per common share	(0.06)	(0.16)	(0.27)	(0.25)	(0.52)
Diluted net loss per common share	(0.18)	(0.16)	(0.40)	(0.25)	(0.60)

Weighted average number of shares used in computing net loss per common share:
Basic:	48,790,819	5,365,225	25,611,159	5,221,328	18,445,471
Diluted:	58,227,100	5,365,225	35,047,440	5,221,328	27,891,752

* Includes stock based compensation expense, as follows:
Cost of revenue	318	—	318	—	318
Research and development	452	—	452	—	452
Marketing, general and administrative	4,592	50	4,762	373	5,236
	5,362	50	5,532	373	6,006

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands)

	Series A Convertible Preferred Stock	Common stock	Additional paid-in capital	Deficit accumulated during the development stage	Total
	U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Balance as of June 8, 2011 (Inception)	—	—	—	—	—
Issuance of shares of common stock	—	170	4,975	—	5,145
Stock based compensation	—	—	474	—	474
Net loss for the period	—	—	—	(2,754)	(2,754)
Balance as of December 31, 2011	—	170	5,449	(2,754)	2,865
Conversion of Series A Preferred Convertible Preferred stock, classified as mezzanine equity	—	8	68	—	76
Stock based compensation, including grant of shares to consultants	—	3	5,529	—	5,532
Recording of Legal Parent’s equity instruments upon Merger, net of issuance cost of $463, see Note 4	*—	152	54,809	—	54,961
Conversion of Series A Preferred Convertible Preferred stock, classified as equity	*—	201	(201)	—	—
Exercise of warrants	—	16	2,178	—	2,194
Exercise of stock options	—	2	169	—	171
Issuance of shares in connection with a financing round, net of issuance cost of $52	—	96	31,052	—	31,148
Net loss for the period	—	—	—	(6,836)	(6,836)
Balance as of September 30, 2012	—	648	99,053	(9,590)	90,111

* Represents amounts less than $1.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended September 30,	Period from June 8, 2011 (inception) to September 30,	Cumulative from June 8, 2011 (inception) to September 30,
	2012	2011	2012
	U.S.$	U.S.$	U.S.$
Cash flows from operating activities
Net loss	(6,836)	(1,327)	(9,590)
Adjustments to reconcile net cash flows used in operating activities:
Items not affecting cash flows
Depreciation and amortization	1,211	170	1,540
Change in deferred tax assets and liabilities	(162)	—	(162)
Stock based compensation expense	5,532	373	6,006
Decrease in fair value of warrants	(7,240)	—	(7,240)
Exchange rate gains	(6)	—	(6)
Changes in current assets and liabilities
Increase in receivables, prepaid expenses and other current assets	(504)	(15)	(530)
Increase in payables and accruals	2,043	545	2,491
Net cash used in operating activities	(5,962)	(254)	(7,491)
Cash flows from investing activities
Acquisition of property and equipment	(151)	(5)	(160)
Acquisition of patents	(22,548)	(3,395)	(25,943)
Increase in deposits	(46)	—	(46)
Cash acquired as part of acquisition of Vringo (1)	3,326	—	3,326
Net cash used in investing activities	(19,419)	(3,400)	(22,823)

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended September 30,	Period from June 8, 2011 (inception) to September 30,	Cumulative from June 8, 2011 (inception) to September 30,
	2012	2011	2012
	U.S.$	U.S.$	U.S.$
Cash flows from financing activities
Financing round net of issuance cost of $52	31,148	—	31,148
Proceeds from issuance (repayment) of note payable—related party	(3,200)	3,200	—
Proceeds from issuance of preferred stock	—	1,800	1,800
Proceeds from issuance of common stock	—	2,360	5,145
Exercise of options	171	—	171
Exercise of warrants	1,598	—	1,598
Net cash provided by financing activities	29,717	7,360	39,862
Effect of exchange rate changes on cash and cash equivalents	1	—	1
Increase in cash and cash equivalents	4,337	3,706	9,549
Cash and cash equivalents at beginning of period	5,212	—	—
Cash and cash equivalents at end of period	9,549	3,706	9,549
Supplemental disclosure of cash flows information
Interest paid	9	—	17
Income taxes paid	14	—	14
Non-cash investing and financing transactions
Conversion of Series A Convertible Preferred stock, classified as mezzanine equity, into common stock, prior to the Merger	76	—	76
Conversion of Series A Convertible Preferred stock, classified as mezzanine equity, into common stock, upon Merger	1,724	—	1,724
Conversion of Series A Convertible Preferred stock, classified as equity, into common stock, post-Merger	201	—	201
Stock subscription receivable	—	325	—
Conversion of derivative warrants	596	—	596

(1) Cash acquired as part of acquisition of Vringo
Working capital (excluding cash and cash equivalents)	739
Long term deposit	(8)
Fixed assets, net	(124)
Goodwill	(69,511)
Intangible assets	(10,133)
Fair value of Legal Parent’s shares of common stock and vested $0.01 options	58,211
Fair value of warrants and vested stock options	17,443
Long-term liabilities	6,709

3,326

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except for share and per share data)

Note 1—General

Vringo, Inc., together with its consolidated subsidiaries (the “Company”), is engaged in the innovation, development and monetization of mobile technologies and intellectual property. Vringo's intellectual property portfolio consists of over 500 patents and patent applications covering telecom infrastructure, internet search, and mobile technologies. The patents and patent applications have been developed internally and acquired from third parties. Vringo also operates a global platform for the distribution of mobile social applications and services.

On July 19, 2012, Vringo, Inc., a Delaware corporation (“Vringo” or “Legal Parent”), closed a merger transaction (the “Merger”) with Innovate/Protect, Inc., a privately held Delaware corporation (“I/P”), pursuant to an Agreement and Plan of Merger, dated as of March 13, 2012 (the “Merger Agreement”), by and among Vringo, I/P and VIP Merger Sub, Inc., a wholly owned subsidiary of Vringo (“Merger Sub”). Pursuant to the Merger Agreement, I/P became a wholly-owned subsidiary of Vringo through a merger of I/P with and into Merger Sub, and the former stockholders of I/P received shares of Vringo that constituted a majority of the outstanding shares of Vringo.

Because former I/P stockholders owned, immediately following the Merger, approximately 67.61% of the combined company on a fully diluted basis and as a result of certain other factors, I/P was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Accordingly, the Company’s financial statements for periods prior to the Merger reflect the historical results of I/P, and not Vringo’s historical results prior to the Merger, and the Company’s financial statements for all periods from July 19, 2012 reflect the results of the combined company.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, the term “Company” refers to the combined company after the Merger and the business of I/P before the Merger. The terms I/P and Vringo refer to such entities’ standalone businesses prior to the Merger.

I/P (a Development Stage Company) was incorporated on June 8, 2011 under the laws of Delaware as Labrador Search Corporation.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a “going concern”, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. There is no certainty, however, in its ability to successfully monetize its intellectual property assets through licensing or litigation. In addition, there is no certainty in its ability to successfully develop and/or market its products. The Company has incurred significant losses since its inception, and it might continue to operate at a net loss in the foreseeable future. For the three and nine month periods ended September 30, 2012, and for the cumulative period from inception of I/P (June 8, 2011) until September 30, 2012, the Company incurred net losses of $3,124, $6,836 and $9,590, respectively. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on current operating plans, the current resources of the Company, after taking into account the net funds received in a subsequent to balance sheet date private registered direct offering, in the total amount of approximately $44,900, as well as $8,332 received, subsequent to balance sheet date, from the exercise of the Company’s convertible equity instruments, are expected to be sufficient for at least the next twelve months. The Company may choose to raise additional funds in connection with any future acquisition of additional intellectual property assets, operating businesses or other assets that it may choose to pursue. There can be no assurance, however, that any such opportunities will materialize. Moreover, any potential financing would likely be dilutive to the Company’s stockholders.

As of September 30, 2012, approximately $609 of the Company's net assets were located outside of the United States. In addition, the Company owns patents issued outside of the United States.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except for share and per share data)

Note 2—Significant Accounting and Reporting Policies

(a) Basis of presentation

The accompanying consolidated financial statements include the accounts of I/P, Legal Parent and their wholly-owned subsidiaries, and are presented in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements include the results of operations of I/P and subsidiaries for all periods presented, with the results of operations of the Legal Parent and its subsidiaries for the period from July 19, 2012 (the effective date of the Merger) through September 30, 2012. Moreover, common stock amounts presented for comparative periods differ from those previously presented by I/P, due to application of accounting requirements applicable to a reverse acquisition.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. GAAP and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2011 contained in the Company’s definitive proxy statement/prospectus filed with the Securities and Exchange Commission (“SEC”) on June 21, 2012. The results of operations for the three and nine month period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period.

(b) Development stage enterprise

The Company’s principal activities to date have been focused on enforcement and development of its intellectual property, as well as on the research and development of its products. To date, the Company has not generated any significant revenues from its planned principal operations. Accordingly, the Company’s financial statements are presented as those of a development stage enterprise.

(c) Translation into U.S. dollars

The currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar (“dollar” or “U.S. $”). Therefore, the dollar has been determined to be the Company’s functional currency. Transactions in foreign currencies (primarily in New Israeli Shekels or “NIS”) are recorded at the exchange rate as of the transaction date. All exchange gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected as finance expense in the statement of operations, as they arise.

(d) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include valuation of assets assumed and liabilities incurred as part of the Merger, useful lives of the Company’s tangible and intangible assets, valuation of its derivative warrants, valuation of its share-based compensation, deferred tax assets and liabilities, income tax uncertainties and other contingencies.

(e) Intangible assets

Intangible assets include technology (see Note 4) recorded at fair value, and patents purchased, recorded based on the cost to acquire them. These assets are amortized over their remaining estimated useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except for share and per share data)

Note 2—Significant Accounting and Reporting Policies—(cont’d)

(f) Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to an acquisition price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

(g) Legal costs

Legal costs incurred in connection with ongoing litigation are expensed as occurred.

(h) Net loss per share data

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s derivative warrants (see also Note 3). The table below presents the computation of basic and diluted net losses per common share:

				Period from	Cumulative from
	Three months ended		Nine months ended	June 8, 2011 (inception),	June 8, 2011 (inception) to
	September 30,		September 30,	to September 30,	September 30,
	2012	2011	2012	2011	2012
	(in thousands, except share and per share data)
Basic Numerator:
Net loss attributable to shares of common stock	(3,124)	(874)	(6,836)	(1,327)	(9,590)
Basic Denominator:
Weighted average number of shares of common stock outstanding during the period	48,437,587	5,365,225	25,493,415	5,221,328	18,386,492
Weighted average number of penny stock options	353,232	—	117,744	—	68,979
Basic common stock share outstanding	48,790,819	5,365,225	25,611,159	5,221,328	18,445,471
Basic net loss per common stock share	(0.06)	(0.16)	(0.27)	(0.25)	(0.52)
Diluted Numerator:
Net loss attributable to shares of common stock	(10,364)	(874)	(14,076)	(1,327)	(16,830)
Diluted Denominator:
Weighted average number of shares of common stock outstanding during the period	57,873,868	5,365,225	34,929,696	5,221,328	27,822,773
Weighted average number of penny stock options	353,232	—	117,744	—	68,979
Diluted common stock share outstanding	58,227,100	5,365,225	35,047,440	5,221,328	27,891,752
Diluted net loss per common stock share	(0.18)	(0. 16)	(0.40)	(0.25)	(0.60)

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(in thousands, except for share and per share data)

Note 2—Significant Accounting and Reporting Policies—(cont’d)

At September 30, 2012, the Company excluded from the calculation of its diluted net loss the following potentially dilutive securities: (i) 21,026,636 shares of common stock underlying shares of Series A Convertible Preferred stock prior to their conversion in full into shares of common stock during the period; (ii) 7,317,817 Series 2 Warrants to purchase 7,317,817 shares of common stock of the Company; (iii) 712,716 non-Preferential Reload Warrants to purchase 712,716 shares of common stock of the Company; (iv) 4,784,000 IPO Warrants to purchase 4,784,000 shares of common stock of the Company; (v) 9,160,429 of both vested and unvested options at $0.96-$5.50 exercise price, to purchase 9,160,429 shares of common stock of the Company; (vi) 3,126,667 unvested Restricted Stock Units (“RSU”) to purchase 3,126,667 shares of common stock of the Company and (vii) 30,250 unvested $0.01 options at to purchase 30,250 shares of common stock of the Company; (viii) 108,625 shares granted, but not vested. Also, the Company excluded from the calculation of its diluted net loss the following potentially dilutive securities outstanding as of September 30, 2011: (i) 21,026,636 shares of common stock underlying shares of Series A Convertible Preferred stock prior to their conversion in full into shares of common stock during the period; (ii) 250,000 Warrants to purchase 754,400 shares of common stock of the Company; (iii) 41,178 options to purchase 41,178 shares of common stock of the Company; and (iv) 4,455,154 shares of common stock granted, but not yet vested.

(i) Impact of recently issued accounting standards

In July 2012, the FASB issued ASU 2012-02, Balance Sheet (Topic 350), Intangibles-Goodwill and Other, which allows an organization to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. This is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to have a material impact on its financial position, results of operations, or cash flows.

(j) Reclassification

Certain comparative figures were reclassified to conform to the Company’s post-Merger presentation.

Note 3—Fair Value Measurements

The Company measures fair value in accordance with ASC 820-10, “Fair Value Measurements and Disclosures” (formerly SFAS 157, “Fair Value Measurements”). ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received by selling an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company measures its derivative liabilities at fair value. The Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and Series 1 Warrants (as they are defined in Note 8) are classified within Level 3 because they are valued using the Black-Scholes-Merton and the Monte-Carlo models (as all of these warrants include down-round protection clauses), which utilize significant inputs that are unobservable in the market such as the expected stock price volatility and the dividend yield, and the remaining period of time the warrants will be outstanding before they expire.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(in thousands, except for share and per share data)

Note 3—Fair Value Measurements—(cont’d)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, aggregated by the level in the fair-value hierarchy within which those measurements fall:

		Fair value measurement at reporting date using
	September 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Description	U.S.$ thousands

Liabilities
Derivative liabilities on account of warrants	17,280	—	—	17,280
Total liabilities	17,280	—	—	17,280

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, aggregated by the level in the fair-value hierarchy within which those measurements fall:

Fair value measurement at reporting date using
	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Description	U.S.$ thousands

Liabilities
Derivative liabilities on account of warrants	—	—	—	—
Total liabilities	—	—	—	—

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(in thousands, except for share and per share data)

Note 3—Fair Value Measurements—(cont’d)

In addition to the above, the Company’s financial instruments at September 30, 2012 and December 31, 2011 consisted of cash and accounts payable, as well as accounts receivable and long term deposits, at September 30, 2012 only. The carrying amounts of all the aforementioned financial instruments approximate fair value. The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) during the three and nine month periods ended September 30, 2012 (as there was no such activity in 2011):

	Level 3
	2012	2011
	U.S.$	U.S.$
Balance at January 1,	—	—
Balance at July 1,	—	—
Derivative warrants recorded in connection with the Merger, July 19, 2012	25,116	—
Fair value adjustment prior to exercise of warrants, included in statement of operations	(386)	—
Exercise of derivative warrants	(596)	—
Fair value adjustment at end of period, included in statement of operations	(6,854)	—
Balance at September 30,	17,280	—

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative liability on account of Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and Series 1 Warrants (as defined in Note 8) fall within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

	Valuation	Unobservable
Description	Technique	Inputs	Range

Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and the Series 1 Warrants	Black-Scholes-Merton and the Monte-Carlo models	Volatility	63.75% – 67.43%
		Risk free interest rate	0.27% – 0.63%
		Expected term, in years	2.25 – 4.80
		Dividend yield	0%
		Probability and timing of down-round triggering event	15% occurrence in December 2012

Sensitivity of Level 3 measurements to changes in significant unobservable inputs

The inputs to estimate the fair value of the Company’s derivative warrant liability are the current market price of the Company’s common stock, the exercise price of the warrant, its remaining expected term, the volatility of the Company’s common stock market price, the Company’s estimations regarding the probability and timing of a down-round protection triggering event and the risk-free interest rate. Significant changes in any of those inputs in the isolation can result in a significant change in the fair value measurement. Generally, a positive change in the market price of the Company’s common stock, and an increase in the volatility of the Company’s shares of common stock, or an increase in the remaining term of the warrant, or an increase of a probability of a down-round triggering event would each result in a directionally similar change in the estimated fair value of the Company’s warrants and thus an increase in the associated liability and vice-versa. An increase in the risk-free interest rate or a decrease in the positive differential between the warrant’s exercise price and the market price of the Company’s shares of common stock would result in a decrease in the estimated fair value measurement of the warrants and thus a decrease in the associated liability. The Company has not, nor plans to, declare dividends on its common stock, and thus, there is no change in the estimated fair value of the warrants due to the dividend assumption.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(in thousands, except for share and per share data)

Note 4 – Business Combination

On July 19, 2012, I/P consummated the Merger with the Legal Parent, as also described in Note 1. The consideration consisted in full of various equity instruments, such as: shares of common stock, options, preferred stock and warrants. The purpose of the Merger was to increase the combined company's intellectual property portfolio and array of products, as well as to gain access to capital markets. Upon completion of the Merger, (i) all then outstanding 6,169,661 shares common stock of I/P, par value $0.0001 per share, were exchanged for 18,617,569, shares of the Company’s common stock, par value $0.01 per share, and (ii) all outstanding shares of Series A Convertible Preferred Stock of I/P, par value $0.0001 per share, were exchanged for 6,673 shares of the Legal Parent’s Series A Convertible Preferred Stock, which shares were convertible into 20,136,445 shares of common stock of the Legal Parent. In addition, the Legal Parent issued to the holders of I/P capital stock an aggregate of 15,959,838 warrants to purchase an aggregate of 15,959,838 shares of the Company’s common stock with an exercise price of $1.76 per share. In addition, all outstanding and unexercised options to purchase I/P common stock, whether vested or unvested, were converted into 41,178 options to purchase the Company’s common stock. Immediately following the completion of the Merger, the former stockholders of I/P owned approximately 55.04% of the outstanding common stock of the combined company (or 67.61% of the outstanding shares of the Company’s common stock, calculated on a fully diluted basis), and the Legal Parent’s stockholders prior to the Merger owned approximately 44.96% of the outstanding common stock of the combined company (or 32.39% of the outstanding shares of our common stock calculated on a fully diluted basis). For accounting purposes, I/P was identified as the accounting “acquirer”, as it is defined in FASB Topic ASC 805. The total purchase price of $75,654 was allocated to the assets acquired and liabilities assumed of the Legal Parent. Registration and issuance cost, in the total amount of $463 was recorded against the additional paid-in capital.

Allocation of Purchase Price
Current assets, net of current liabilities	2,587
Long-term deposit	8
Property and equipment	124
Technology	10,133
Goodwill	69,511
Total assets acquired	82,363

Fair value of outstanding warrants granted by Legal Parent prior to the Merger, classified as a long-term derivative liability	(3,162)
Deferred tax liability, in respect of the acquired technology	(3,547)
Total liabilities assumed	(6,709)

75,654
Measurement of consideration:
Fair value of vested stock options granted to employees, management and consultants, classified as equity	7,364
Fair value of outstanding warrants granted by the Legal Parent prior to the Merger, classified as equity	10,079
Fair value of Vringo shares of common stock and vested $0.01 options granted to employees, management and consultants	58,211
Total estimated purchase price	75,654

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(in thousands, except for share and per share data)

Note 4 – Business Combination—(cont’d)

The fair values of the identified intangible assets were estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The goodwill recognized as a result of the acquisition is primarily attributable to the value of the workforce and other intangible asset arising as a result of name, reputation, customer loyalty, location, products, and similar factors which could not be separately identified. The useful life of the intangible assets for amortization purposes was determined considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive economic or other factors that may limit the useful life of intangible assets. Goodwill recognized is expected not to be deductible for income tax purposes. The Company is currently evaluating the impact of the Merger on its tax assets.

The Company’s consolidated statements of operations include revenues attributable to the Legal Parent in the total amount of $166 and a net loss of $371, for the three and nine months ended September 30, 2012. Had the acquisition taken place on June 8, 2011, the revenue in the consolidated statement of operations and the consolidated net loss would have been as follows:

	2012		2011
	Revenue	Net Loss	Revenue	Net Loss
	U.S.$	U.S.$	U.S.$	U.S.$
Three month period	281	(6,632)	182	(3,194)
Nine month period (in 2011, from inception through September 30, 2011)	487	(17,997)	280	(4,100)

Pro forma adjustments consist of amortization of acquired technology asset, net of changes in respective deferred tax liability. The above pro forma disclosure excludes the possible impact of valuation of equity and derivative instruments valued in connection with the Merger. The amortization, net, for the three and nine month periods ended September 30, 2012 was $827 and $270, respectively. The amortization, net, for the three month period and for the period from inception of I/P through September 30, 2011 was $270 and $338, respectively.

Note 5 – Note Payable – Related Party

On June 22, 2011, I/P issued a senior secured note payable, in the total amount of $3,200, to one of its principal stockholders, Hudson Bay Master Fund Ltd. (“Hudson Bay”) (the “Note”). The Note accrued interest at 0.46% per annum. After the Merger was consummated, on July 19, 2012, the Note was amended and restated and the holder was able to exercise any and all rights and remedies pursuant to such amended and restated Note, including with respect to any optional redemption provisions contained therein. The amended and restated Note was to mature on June 22, 2013 and I/P had granted Hudson Bay a security interest in all of its tangible and intangible assets, in order to secure I/P’s obligations under the senior secured note. After the consummation of the Merger, the Note became an obligation of the Company, as it is to guarantee I/P’s obligations. On August 15, 2012, the Company repaid in full the outstanding balance, as well as the then accrued and unpaid interest of $2.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(in thousands, except for share and per share data)

Note 6 – Acquired Intangible Assets, Net

As of September 30, 2012, intangible assets, net consisted of the following:

	Amount	Weighted Average Life - Years
	U.S.$	U.S.$
Acquired technology (see a below)	9,795	6 years
Patents (see b below)	24,764	4.8-9.93 years
Total	34,559

a.	Acquired technology:

Fair value of $10,133 allocated to technology, as also described in Note 4, is amortized over its estimated useful life of 6 years. During the three and nine month periods, total amortization expense of $338 was recorded by the Company.

b.	Patents:

In August 2012, the Company purchased from Nokia a portfolio consisting of various patents and patent applications worldwide. The portfolio encompasses a broad range of technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. The total consideration paid for the portfolio was $22,000. In addition, the Company capitalized certain costs related to the acquisition of patents in the total amount of $578. Under the terms of the purchase agreement, to the extent that the gross revenue generated by such portfolio exceeds $22,000, the Company is obligated to pay a royalty of 35% of such excess. The Company has not recorded any amounts in respect of this contingent consideration, for which appropriate estimations are not yet available.

In addition, the Company’s patent portfolio includes patents purchased in June 2011 from Lycos. The gross carrying amount of those patents is comprised of the original purchase price of $3,200 and $195 of associated patent acquisition costs.

During the three and nine month periods ended September 30, 2012, the Company recorded an amortization expense of $542 and $852, respectively. During the three month period ended September 30, 2011 and the period from June 8, 2011 (inception of I/P) through September 30, 2011, the Company recorded an amortization expense of $14 and $157, respectively. For subsequent events, see Note 11.

Estimated amortization expense for each of the five succeeding years, based upon intangible assets owned at September 30, 2012 is as follows:

U.S.$
Period ending December 31,
2012 (three months ending December 31, 2012)	1,244
2013	4,960
2014	4,960
2015	4,960
2016 and thereafter	18,435
34,559

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(in thousands, except for share and per share data)

Note 7 – Series A Convertible Preferred Stock

Prior to the Merger, I/P was authorized to issue up to 10,000,000 shares of preferred stock, par value $0.0001, of which 6,968 shares of preferred stock were designated as Series A Convertible Preferred Stock with such rights and preferences designated in the relevant Certificate of Designations (the “Series A Preferred Stock”). In June 2011, I/P issued 6,968 shares of Series A Preferred Stock to Hudson Bay for $1,800. The Series A Preferred Stock had a liquidation preference of $1,250 per share and was otherwise convertible, at the option of the holder, into 6,968,000 shares of I/P’s common stock at a conversion price of $1 per common share received, subject to adjustment for anti-dilution and other corporate events. In 2012, prior to the Merger, 295 shares of Series A Convertible Preferred Stock were converted to 295,000 shares of common stock of I/P.

Prior to the Merger, the Series A Convertible Preferred Stock was classified as mezzanine equity, because certain cash redemption triggering events were outside the control of the Company. Upon the Merger, the remaining 6,673 Series A Preferred stock shares were exchanged for 6,673 shares of equity-classified new Series A Convertible Preferred Stock, $0.01 par value (“New Series A Convertible Preferred Stock”), issued by Legal Parent to former stockholders of I/P, as part of the Merger. The shares of New Series A Convertible Preferred Stock were convertible into 20,136,445 shares of the Legal Parent’s shares of common stock and were classified as equity, as a cash based redemption event is only triggered by events which are fully in the control of the Company. In July and August 2012, following the consummation of the Merger, all outstanding shares of New Series A Convertible Preferred Stock were converted.

Note 8—Stockholders’ Equity

Shares

The following table summarizes information about the Company's issued and outstanding common stock from inception of I/P through September 30, 2012. Pre-Merger common stock share amounts and balance sheet disclosures were retrospectively restated to reflect Vringo’s equity instruments after the Merger:

Shares of common stock
Balance as of June 8, 2011 (Inception)	—
Issuance of shares of common stock	16,972,977
Balance as of December 31, 2011	16,972,977
Conversion of Series A Preferred Convertible Preferred stock, classified as mezzanine equity	890,192
Grant of shares to consultants, compensation expense of $704 was recorded	265,000
Legal Parent’s shares of common stock, recorded upon Merger	15,206,118
Exercise of 250,000 warrants, issued and exercised prior to the Merger	754,400
Post-Merger exercise of warrants	816,005
Exercise of stock options and RSUs	168,557
Conversion of Series A Preferred Convertible Preferred stock, classified as equity	20,136,445
Issuance of shares of common stock in connection with $31,200 received in a private financing round, net of issuance cost of $52	9,600,000
Balance as of September 30, 2012	64,809,694

Following the Merger with the Legal Parent, the vesting of shares of common stock with repurchase rights, granted in 2011, to I/P’s management and directors was fully accelerated. As a result, an additional 2,702,037 shares previously issued became vested and an additional compensation expense of $294 was recorded. See also Note 4.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(in thousands, except for share and per share data)

Note 8—Stockholders’ Equity — (cont’d)

New Equity Incentive Plan

On July 19, 2012, following the Merger with the Legal Parent, the Company’s stockholders approved the 2012 Employee, Director and Consultant Equity Incentive Plan (“2012 Plan”), replacing the existing 2006 Stock Option Plan of the Legal Parent, and the remaining 9,100,000 authorized shares thereunder were cancelled. The 2012 Plan was approved in order to ensure full compliance with legal and tax requirements under U.S. law. The number of shares subject to the 2012 Plan is the sum of: (i) 15,600,000 shares of common stock, which constitutes 6,500,000 new shares and 9,100,000 previously authorized but unissued shares under the 2006 Stock Option Plan and (ii) any shares of common stock that are represented by awards granted under the Legal Parent’s 2006 Stock Option Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company, or the equivalent of such number of shares after the administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the 2012 Plan; provided, however, that no more than 3,200,000 shares shall be added to the 2012 Plan.

Stock options and RSUs

Following the Merger, the Board approved the acceleration of vesting of certain options granted to certain officers and directors of the Legal Parent. As a result, an additional 908,854 options have vested.

On July 26, 2012, the Board approved the granting of 4,975,000 options to management, directors and employees of the Company at an exercise price of $3.72 per share. These options will vest quarterly over a three year period. In addition, the Board also approved the granting of 15,000 options at an exercise price of $3.72 per share to one of the Company’s consultants. These options will vest over a one year period. In addition, certain options granted to officers, directors and certain key employees are subject to acceleration of vesting of 75% - 100% (according to the agreement signed with each grantee), upon a subsequent change of control.

In addition, on July 26, 2012, the Board approved the granting of 3,105,000 RSUs to management, directors and key employees of the Company. These RSUs will vest quarterly over three year and one year periods (dependent upon the agreement made with each grantee). The Board also approved the granting of 25,000 RSUs to certain of the Company’s consultants. These RSUs will vest over a 6-12 month period (according to the agreement signed with each grantee).

In addition, on August 8, 2012, the Board approved the granting of 500,000 options to a member of its management, at an exercise price of $3.44 per share. These options will vest quarterly over a three year period.

During the period from inception through September 30, 2011, no RSUs were granted. The following table summarizes information about RSU activity for the nine month period ended September 30, 2012:

No. of RSUs

Outstanding at January 1, 2012	—
Assumed at the Merger	—
Granted following the Merger	3,130,000
Exercised	(3,333)
Expired	—
Forfeited	—
Outstanding at September 30, 2012	3,126,667
Exercisable at September 30, 2012	—

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(in thousands, except for share and per share data)

Note 8—Stockholders’ Equity — (cont’d)

The following table summarizes information about option activity for the nine month period ended September 30, 2012:

	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
		U.S.$	U.S.$	U.S.$
Outstanding at January 1, 2012	41,178	3.00	3.00	1.83
Assumed at the Merger	4,391,170	2.43	0.01 – 5.50	2.61
Grants after the Merger	5,490,000	3.69	3.44 – 3.72	2.63
Exercised	(165,334)	1.03	0.01 – 1.65	3.13
Expired	(12,000)	5.50	5.50	0.99
Forfeited	(53,000)	0.01	0.01	3.69
Outstanding at September 30, 2012	9,692,014	3.18	0.01 – 5.50	2.60
Exercisable at September 30, 2012	3,980,826

For the three month periods ended September 30, 2012 and 2011, the Company recorded a total stock compensation expense of $5,363 and $50, respectively. For the nine month period ended September 30, 2012 and for the period from June 8, 2011 through September 30, 2011, the Company recorded stock compensation expense of $5,532 and $373, respectively. Cumulative from inception through September 30, 2012, the Company has recorded stock compensation expense of $6,006, in respect of stock options granted.

As of September 30, 2012, there was approximately $24,248 of total unrecognized share-based payment cost related to non-vested options, shares and RSUs, granted under the incentive stock option plans. Overall, the cost is expected to be recognized on a straight line basis, over an estimated 4 year period. As of September 30, 2012, there were approximately 7,045,000 shares of common stock available for grant under the 2012 Plan. For subsequent events, see also Note 11.

Warrants

The following table summarizes information about warrant activity for the nine month period ended September 30, 2012:

	No. of warrants		Weighted average exercise price	Exercise price range
			U.S.$	U.S.$
Outstanding at January 1, 2012	(*)	250,000	1.00	1.00
Recorded pursuant to the Merger		22,695,411	2.45	0.94 - 5.06
Exercised		(1,066,005)	1.76	1.76
Outstanding at September 30, 2012		21,879,406	1.25	0.94 – 5.06

(*) Represents warrants issued and exercised prior to the Merger. 754,400 shares of the Legal Parent’s common stock issued upon Merger.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(in thousands, except for share and per share data)

Note 8—Stockholders’ Equity — (cont’d)

The Company’s outstanding warrants, after the Merger, consist of the following:

(a)	Series 1 and Series 2 Warrants

As part of the Merger, on July 19, 2012, the Legal Parent issued to I/P’s stockholders 8,299,116 warrants at an exercise price of $1.76 per share and contractual term of 5 years (“Series 1 Warrant”). These warrants bear down-round protection clauses and as a result, they were classified as a long-term derivative liability and recorded at fair value. In addition, I/P’s stockholders received another 7,660,722 warrants at an exercise price of $1.76 per share and contractual term of 5 years (“Series 2 Warrant”). As the Series 2 Warrants do not have down-round protection clauses, they were classified as equity. Following the Merger and through September 30, 2012, 371,440 Series 1 Warrants and 342,873 Series 2 Warrants were exercised.

(b)	Conversion Warrants, Special Bridge Warrants and Reload Warrants

On July 19, 2012, the date of the Merger, Legal Parent’s outstanding warrants included: (i) 148,390 Special Bridge Warrants, at an exercise price of $0.94 per share, with a remaining contractual term of 2.44 years; (ii) 101,445 Conversion Warrants, at an exercise price of $0.94 per share, with a remaining contractual term of 2.44 years; (iii) 887,330 Preferential Reload Warrants, at an exercise price of $1.76 per share, with a remaining contractual term of 4.55 years; and (iv) 814,408 non-Preferential Reload Warrants, at an exercise price of $1.76 per share, with a remaining contractual term of 4.55 years. Following the Merger and through September 30, 2012, 101,692 non-Preferential Reload Warrants were exercised.

(c)	IPO Warrants

Upon completion of its initial public offering, the Legal Parent issued 4,784,000 warrants at an exercise price of $5.06 per share. These warrants are publicly traded and are exercisable until June 21, 2015, at an exercise price of $5.06 per share. As of September 30, 2012, all of these warrants were outstanding.

Note 9—Commitments and Contingencies

The Company retains the services of law firms that specialize in intellectual property licensing, enforcement and patent law. These law firms may be retained on an hourly fee, contingent fee, or blended fee basis.  In a contingency fee arrangement, law firms are paid a scaled percentage of any negotiated fees, settlements or judgments awarded, based on how and when the fees, settlements or judgments are obtained. For subsequent events, see also Note 11.

In July 2012, the Company signed a rental agreement for its new headquarters in New York. According to the new agreement, the Company shall pay an annual fee of approximately $137 (subject to certain adjustments). The term of the lease agreement is 3 years and 1 month.

Future minimum lease payments under non-cancelable operating leases for office space and automobiles, as of September 30, 2012, are as follows:

U.S.$
Year ending December 31,
2012 (three months ending December 31, 2012)	61
2013	200
2014	146
2015	104
511

Rental expense for operating leases for both office space and automobiles for the nine months ended September 30, 2012 and for the period since inception through September 30, 2011 was $69 and $4, respectively. Rental expense for operating leases for both office space and automobiles for the three months ended September 30, 2012 and 2011 was $48 and $4, respectively.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(in thousands, except for share and per share data)

Note 10—Risks and Uncertainties

(a)	Failure to maintain or protect the Company’s patents assets or other intellectual property may significantly impair its return on investment from such assets and harm its brand, business and results.

(b)	The Company’s commenced legal proceedings are expected to be time consuming and costly, which may adversely affect its financial condition and its ability to operate its business.

(c)	A significant portion of the Company’s current business operations are reliant on the patents acquired from Lycos and Nokia. Its failure to successfully monetize these patents through litigation or via licensing may have a significant adverse effect on its financial condition.

(d)	New legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, could negatively affect the Company’s current business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect the Company’s ability to assert its patent or other intellectual property rights.

(e)	The Company’s products are subject to regulation in the markets in which the service operates. Regulatory changes can adversely affect the Company’s ability to generate revenue from its products in that market.

(f)	The wireless industry in which the Company conducts its business is characterized by rapid technological changes, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards.

(g)	The Company may be held liable to cover a significant portion of the legal costs incurred by its defendants in European legal proceedings, should the outcome of the respective proceeding be unfavorable for the Company.

(h)	Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with various major financial institutions. These major financial institutions are located in the United States and Israel, and the Company’s policy is designed to limit exposure to any one institution. With respect to accounts receivable, the Company is subject to a concentration of credit risk, as a majority of its outstanding trade receivables relate to sales to a limited number of customers.

(i)	A portion of the Company’s expenses are denominated in NIS. The Company expects this level of NIS expenses to continue for the foreseeable future. If the value of the U.S. dollar weakens against the value of NIS, there will be a negative impact on the Company’s operating costs. In addition, to the extent the Company holds monetary assets and liabilities that are denominated in currencies other than the U.S. dollar, the Company will be subject to the risk of exchange rate fluctuations.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(in thousands, except for share and per share data)

Note 11—Subsequent Events

(a)	On October 4, 2012, the Company entered into subscription agreements with several investors with respect to the registered direct offering and sale by the Company of an aggregate of 10,344,998 shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $4.35 per share in a privately negotiated transaction in which no party acted as an underwriter or placement agent. The net proceeds to the Company were approximately $44,900 after deducting estimated offering expenses payable by the Company. The Company intends to use the net proceeds from this offering for general corporate working capital purposes.

(b)	On October 8, 2012, the Company’s subsidiary filed a patent infringement lawsuit against a subsidiary of ZTE Corporation in the United Kingdom.

(c)	On October 10, 2012, the Company’s subsidiary in the United States entered into a patent purchase agreement, according to which the Company will issue to seller 160,600 unregistered shares of its common stock, as well as 20% from collected future revenue.

(d)	On October 12, 2012, the Company entered into an agreement with certain of its warrant holders, pursuant to which such warrant holders exercised in cash 3,721,062 of their outstanding warrants, with an exercise price of $1.76 per share, and the Company granted such warrant holders unregistered warrants of the Company to purchase an aggregate of 3,000,000 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $5.06 per share. The newly issued warrants do not bear down round protection clauses. The Company is still evaluating the accounting impact of this transaction; nevertheless, it expects the impact on its financial statements to be material.

(e)	In addition, in October and November 2012, warrants to purchase an aggregate of 790,903 shares of the Company’s common stock, at an exercise price of $1.76 per share, were exercised in cash by the Company’s warrant holders, pursuant to which the Company received an additional $1,391.

(f)	As of November 6, 2012, the vesting of all of the Legal Parents’ pre-Merger granted options outstanding (except for separation grants) was accelerated by 50%, as the Company’s market capitalization reached $250,000 for twenty of thirty consecutive trading days. The Company expects total, non-cash share based compensation expense of $328 to be recorded, due to the impact of acceleration of vesting of these options.

(g)	On November 6, 2012, the Company received a verdict in its case against AOL, Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc. and Target Corporation (collectively, "Defendants") with respect to the Defendants' infringement of the asserted claims of U.S. Patent Nos. 6,314,420 and 6,775,664 (collectively, the "Patents"). After finding that the asserted claims of the Patents were both valid and infringed by Google, the jury found that reasonable royalty damages should be based on a "running royalty", and that the running royalty rate should be 3.5%. After finding that the asserted claims of the Patents were both valid and infringed by the Defendants, the jury found that the following sums of money, if paid now in cash, would reasonably compensate I/P Engine for the Defendants past infringement as follows: Google: $15,800, AOL: $7,943, IAC: $6,650, Gannett: $4, Target: $99. I/P Engine and Defendants are allowed to file post-trial motions with the Court, the schedule for which has yet been determined. According to certain scaled fee agreements, I/P Engine will pay between 15% and 20% of any recovery to professional service providers. See also Note 9 above.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011 as updated in our Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed on August 14, 2012 and other public reports we filed with the Securities and Exchange Commissions, or the SEC. The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. In this report, “Vringo,” the “Company,” “we,” “us,” and “our” refer to Vringo, Inc.

Overview

We were incorporated in Delaware on January 9, 2006 and commenced operations during the first quarter of 2006. In March 2006, we formed a wholly-owned subsidiary, Vringo (Israel) Ltd., primarily for the purpose of providing research and development services, as detailed in the intercompany service agreement. On July 19, 2012, Innovate/Protect, Inc. (“I/P”) merged with us through an exchange of equity instruments of I/P for those of Vringo (the “Merger”). I/P is a holding company, incorporated under the laws of Delaware on June 8, 2011, as Labrador Search Corporation, which holds two wholly-owned subsidiaries: I/P Engine Inc., formed under the laws of Virginia on June 14, 2011, originally as Smart Search Labs Inc., which operates for the purpose of realizing economic benefits, and I/P Labs, Inc., incorporated in Delaware on June 8, 2011 originally as Scottish Terrier Capital Inc., which operated to acquire and develop other patented technologies or intellectual property. On August 31, 2012, we formed two wholly-owned subsidiaries, incorporated in Delaware: Vringo Labs, Inc. which operates to acquire and develop new patented technologies or intellectual property and Vringo Infrastructure, Inc., which operates for the purpose of realizing economic benefits from patent portfolio acquired from Nokia Corporation (“Nokia”), as further described below. In addition, on October 18, 2012, we formed a wholly-owned subsidiary in Germany, Vringo Germany GmbH, for the purpose of innovating, developing, and monetizing mobile technology and intellectual property in Germany.

As a combined company, our attempts are focused on maximizing the economic benefits from our growing intellectual property portfolio. We plan to add significant talent in technological innovation, and continue to enhance our technology capabilities to create, build and deliver mobile applications and services to our handset and mobile operator partners, as well as directly to consumers.

The combined company has two key areas of operation:

•	maximization of the economic benefits from developed and acquired intellectual property, and

•	delivery and monetization of mobile social applications.

We are a development stage company. The Merger has been accounted for as a reverse acquisition under which I/P was considered the acquirer of Vringo. As such, the financial statements of I/P are treated as the historical financial statements of the combined company, with the results of Vringo being included from July 19, 2012.

From inception of I/P (June 8, 2011) to date, we have raised approximately $84,862,000. These amounts have been used to finance our operations, as until now, we have not yet generated any significant revenues. From inception of I/P through September 30, 2012, we recorded losses of approximately $9,590,000 and net cash outflow from operations of approximately $7,491,000. Our average monthly cash burn rate from operations for the three and nine month period ended September 30, 2012 was approximately $1,110,000 and $662,000, respectively.

As of November 14, 2012, we had approximately $60,500,000 in cash and cash equivalents. Based on current operating plans, we expect to have sufficient funds for at least the next twelve months. In addition, we may choose to raise additional funds in connection with potential acquisitions of patent portfolios or other intellectual property assets that we may pursue. There can be no assurance, however, that any such opportunities will materialize.

As of September 30, 2012, we had 26 full time employees and two part-time employees.

Intellectual Property

As a combined company, we focus on the economic benefits of intellectual property assets through acquiring or internally developing patents or other intellectual property assets (or interests therein) and then monetize such assets through a variety of value enhancing initiatives, including, but not limited to:

•	licensing,

•	customized technology solutions,

•	strategic partnerships, and

•	litigation.

Upon formation in June 2011, I/P acquired its initial patent assets from Lycos through its wholly-owned subsidiary, I/P Engine. Such assets were comprised of eight patents relating to information filtering and search technologies. As part of our strategy to monetize the patents acquired from Lycos, I/P Engine commenced litigation against AOL, Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc. and Target Corporation (collectively, "Defendants").

Trial commenced on October 16, 2012, and the case was submitted to the jury on November 1, 2012. On November 6, 2012, the jury unanimously returned a verdict as follows: (i) I/P Engine had proven by a preponderance of the evidence that the Defendants infringed the asserted claims of the patents; and (ii) Defendants had not proven by clear and convincing evidence that the asserted claims of the patents are invalid by anticipation. The jury also found certain specific facts related to the ultimate question of whether the patents are invalid as obvious. Based on such facts , the Court will issue a ruling on obviousness. We believe that the jury’s factual findings will support a finding that the patents are not invalid as obvious. After finding that the asserted claims of the Patents were both valid and infringed by Google, the jury found that reasonable royalty damages should be based on a "running royalty", and that the running royalty rate should be 3.5%.

After finding that the asserted claims of the Patents were both valid and infringed by the Defendants, the jury found that the following sums of money, if paid now in cash, would reasonably compensate I/P Engine for the Defendants past infringement as follows: Google: $15,800,000, AOL: $7,943,000, IAC: $6,650,000, Gannett: $4,322, Target: $98,833. I/P Engine and Defendants are allowed to file post-trial motions with the court, the schedule for which has yet been determined.

On August 9, 2012, we entered into a patent purchase agreement with Nokia, pursuant to which, Nokia agreed to sell us a portfolio consisting of over 500 patents and patent applications worldwide, including 109 issued United States patents. We agreed to compensate Nokia with a cash payment and certain ongoing rights in revenues generated from the patent portfolio. The portfolio encompasses a broad range of technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. Thirty-one of the 124 patent families acquired have been declared essential by Nokia to wireless communications standards. Standards represented in the portfolio are commonly known as 2G, 2.5G, 3G and 4G and related technologies and include GSM, WCDMA, T63, T64, DECT, IETF, LTE, SAE, and OMA. The purchase price for the portfolio was $22,000,000, plus capitalized acquisition costs of $578,000. To the extent that the gross revenue (as defined in the purchase agreement) generated by such portfolio exceeds $22,000,000, a royalty of 35% of such excess is due to be paid to Nokia. The $22,000,000 cash payment was made to Nokia on August 10, 2012. The purchase agreement provides that Nokia and its affiliates will retain a non-exclusive, worldwide and fully paid-up license (without the right to grant sublicenses) to the portfolio for the sole purpose of supplying (as defined in the purchase agreement) Nokia’s products. The purchase agreement also provides that if we bring a proceeding against Nokia or its affiliates within seven years, Nokia shall have the right to re-acquire the patent portfolio for a nominal amount. Further, if we either sell to a third party any assigned essential cellular patent, or more than a certain portion of the other assigned patents (other than in connection with a change of control of our company), or file an action against a telecom provider to enforce any of the assigned patents (other than in response to any specified action filed by a telecom provider against us or our affiliate) which action is not withdrawn after notice from Nokia, then we will be obligated to pay to Nokia a substantial impairment payment. Because all of the foregoing actions are within our sole control, we do not expect to be obligated to pay any such impairment payment.

As one of the means of realizing the value of the patents acquired from Nokia, on October 5, 2012, our wholly-owned subsidiary, Vringo Infrastructure, Inc., filed suit in the UK High Court of Justice, Chancery Division, Patents Court, alleging infringement of European Patents (UK) 1,212,919; 1,166,589; and 1,808,029. Declarations have been filed at the European Telecommunications and Standards Institute (ETSI) that cover the patents. The complaint alleges that ZTE's cellular network elements fall within the scope of all three patents, and ZTE's GSM/UMTS multi-mode wireless handsets also fall within the scope of the '029 patent. On October 23, 2012, counsel for ZTE acknowledged service. ZTE (UK) formal response to the complaint is anticipated by November 22, 2012. A case management conference where among other matters, the schedule for the suit will be set, is anticipated in January 2013.

We continue to grow our technology portfolio. From September 4 through October 12, 2012, as part of our efforts to develop new technology assets in the mobile and social media space, inventors working for Vringo filed 9 provisional patent applications covering a wide range of technologies including: Determining content relevance based on a user’s relationships; Using mobile technologies as sleep aids; Combining social media and on-line videos; Improving mobile security using facial recognition technology; Monitoring usage patterns of mobile devices and computers to make recommendations; Technology that allows to post call information to social media; Technology to assist in prioritizing electronic communications; Technology that rewards a user’s specific wireless device activity. Additionally, Vringo’s existing mobile portfolio continues to mature; including the grant on August 1, 2012 of EP 1,982,549 and on October 23, 2012 of USP 8,295,205.

As part of our efforts to develop new technology in the telecom infrastructure space, we filed 12 continuation applications in the US. In addition, we filed a continuation-in-part application that combines internally developed innovation in the DRM space with telecom infrastructure. Further, through our wholly owned subsidiary, Vringo Labs, Inc., we filed a patent application relating to wireless energy charging.

On October 10, 2012, I/P Engine entered into a patent purchase agreement, pursuant to which we issued seller 160,600 unregistered shares of Vringo common stock, as well as a 20% royalty from collected future revenue. The portfolio comprises U.S. Patent numbers 7,831,512 and 8,315,949, and US application number 13/653,894. This intellectual property relates to the placement of advertisements on web pages when there is a vacancy for an advertisement, and such advertisement is placed via a bidding process.

Mobile Social Applications

We have developed a platform for the distribution of mobile applications. We believe that our technology and business relationships will allow us to distribute new applications and services through:

•	mobile operators,

•	handset makers, and

•	application storefronts.

Our video ringtone platform has been operating since 2008 and remains the primary source of subscription revenues among our mobile products and we continue to develop business for this product with mobile operators and content providers. Our solution, which encompasses a suite of mobile and PC-based tools, enables users to create, download and share video ringtones and provides our business partners with a consumer-friendly and easy-to-integrate monetization platform.

The revenue model for our video ringtone service offered through the carriers is a subscription-based model where users pay a monthly fee for access to our service and additional fees for premium content.

Our Vringo video ringtone mobile app also functions as a standalone direct-to-consumer offering. Our free version has been released as an ad-supported application on the Google Play marketplace and is still available in markets where we have not entered into commercial arrangements with carriers or other partners.

As of November 14, 2012, we have commercial video ringtone services with nine carriers and partners. We are currently in discussions with several other mobile carriers and we will be pursuing additional agreements with mobile carriers over the next 12, with a focus on Android-based apps as the cornerstone for future subscriber services. Separately, we continue to expand the distribution of our free to the user ad-supported mobile application.

Our Facetones® social ringtone platform generates social visual ringtone content automatically by aggregating and displaying a user’s friends’ pictures from social networks and then displaying as a video ringtone, as well as a video ringback tone. These ringtones do not replace, but rather enhance, standard ringtone and ringback tones with relevant, current social content that is visually displayed. The product is available to consumers on several operating systems, most notably is Android and is delivered in various configurations, with a variety of monetization methods. As of August 31, 2012, the Facetones® free ad-supported version had more than 1,500,000 downloads and is generating more than 2,500,000 advertising impressions on a weekly basis. Facetones® is offered directly to consumers via leading mobile application stores and download sites where both for purchase versions, as well as ad-supported free versions are available. Our revenue model is based on proceeds received from advertisers, as well as from related development projects and potential payment of royalties, as described below.

We also continue to pursue business for Facetones® together with handset manufacturers. We have developed five separate versions of Facetones in partnership with Nokia. In January 2012, we launched Facetones® for iPhone which generates, as of the end of February 2012, close to a 1,000 daily downloads without any promotion. In November 2011, we announced an agreement with ZTE Corporation, the largest handset maker in China and fourth-largest globally, to preload the Facetones® application on Android handsets manufactured by ZTE. ZTE is to pay a royalty for each preloaded device, the first of which launched with the release of ZTE’s GrandX handsets in the United Kingdom in August 2012.

Our Fan Loyalty platform was launched in mid-2011 by co-branding our Fan-Loyalty application with Star Academy 8, the largest music competition in the Middle East and Nokia, the world’s largest handset maker. The Fan Loyalty application for Star Academy was made available exclusively for download on the Ovi Store, and had more than 200,000 downloads during the season. In the first quarter of 2012, we entered into an agreement with Endemol, a producer of entertainment and reality TV programming, to collaborate on additional sponsored versions of this application.

Recent Financing Activity

On October 4, 2012, we entered into subscription agreements with several investors with respect to the registered direct offer and sale by us of an aggregate of 10,344,998 shares of our common stock, par value $0.01 per share, at a purchase price of $4.35 per share in a privately negotiated transaction in which no party acted as an underwriter or placement agent. The net proceeds were approximately $44,900,000, after deducting estimated offering expenses payable by us. We intend to use the net proceeds from this offering for general corporate working capital purposes.

In October 2012, we entered into an agreement with certain of our warrant holders, pursuant to which such warrant holders exercised in cash 3,721,062 of their outstanding warrants, with an exercise price of $1.76 per share, and we issued such warrant holders unregistered warrants to purchase an aggregate of 3,000,000 of our shares of common stock, par value $0.01 per share, at an exercise price of $5.06 per share. The newly issued warrants do not bear down round protection clauses. We are still evaluating the accounting impact of this transaction; nevertheless, we expect such impact on our financial statements to be material.

In addition, in October and November 2012, warrants to purchase an aggregate of 790,903 shares of our common stock, at an exercise price of $1.76 per share, were exercised by our warrant holders, pursuant to which we received an additional $1,391,989.

Merger

On July 19, 2012, we consummated the Merger with I/P. I/P merged with and into VIP Merger Sub, Inc., a wholly owned subsidiary of Vringo (“Merger Sub”), with Merger Sub being the surviving corporation through an exchange of capital stock of I/P for our capital stock. Upon completion of the Merger, (i) all of the 6,169,661 outstanding shares of common stock of I/P, par value $0.0001 per share were converted into 18,617,569 shares of our common stock, par value $0.01; and (ii) all share outstanding of Series A Convertible Preferred Stock of I/P, par value $0.0001 per share, were converted into 20,136,445 shares of our Series A Convertible Preferred Stock. The preferred stock issued, has the powers, designations, preferences and other rights as set forth in a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed by us prior to closing. In addition, we issued to the holders of I/P capital stock (on a pro rata as-converted basis) an aggregate of 15,959,838 warrants to purchase an aggregate of 15,959,838 shares of our common stock with an exercise price of $1.76 per share.

Immediately following the completion of the Merger, the former stockholders of I/P owned approximately 55.04% of the outstanding common stock of the combined company, and our current stockholders owned approximately 44.96% of the outstanding common stock of the combined company. On a fully diluted basis, the former stockholders of I/P owned approximately 67.61% of the outstanding common stock of the combined company, and our current stockholders owned approximately 32.39% of the outstanding common stock of the combined company.

For accounting purposes, I/P was identified as the accounting “acquirer”, as it is defined in FASB Topic ASC 805. As a result, in the post-combination consolidated financial statements, as of the third quarter 2012, I/P’s assets and liabilities are presented at its pre-combination amounts, and our assets and liabilities are recognized and measured in accordance with the guidance for business combinations in ASC 805. See also Notes 4 and 8 to the accompanying financial statements.

Hudson Bay Note

On June 22, 2011, I/P issued a senior secured note payable, in the total amount of $3,200,000, to one of its principal stockholders, Hudson Bay Master Fund Ltd. (“Hudson Bay”) (the “Note”). The Note accrued interest at 0.46% per annum. After the Merger was consummated, on July 19, 2012, the Note was amended and restated and the holder was able to exercise any and all rights and remedies pursuant to such amended and restated Note, including with respect to any optional redemption provisions contained therein. The amended and restated Note was to mature on June 22, 2013 and I/P had granted Hudson Bay a security interest in all of its tangible and intangible assets, in order to secure I/P’s obligations under the senior secured note. After the consummation of the Merger, the Note became our obligation, as it is to guarantee I/P’s obligations after the Merger. On August 15, 2012, we repaid the outstanding balance in full.

Grants of Stock Options and RSUs

Immediately following the Merger, the vesting of shares of common stock granted prior to the Merger to I/P’s officers and directors was fully accelerated. As a result, an additional 2,702,037 shares previously issued became vested. In addition, our board of directors approved the granting of 265,000 shares to certain consultants, as well as the acceleration of vesting of 908,854 options granted to certain officers and directors of Vringo. Finally, according to resolution made by our board of directors in January 2012, upon Merger, the vesting of all Vringo pre-Merger outstanding options was accelerated by one year.

On July 26, 2012, our board of directors approved the granting of 4,975,000 options to management, directors and employees at an exercise price of $3.72 per share. These options will vest quarterly over a three year period. In addition, the board also approved the granting of 15,000 options at an exercise price of $3.72 per share to one of our consultants. These options will vest over a one year period. Certain options granted to officers, directors and certain key employees are subject to acceleration of vesting of 75% - 100% (according to the agreement signed with each grantee), upon subsequent change of control. Moreover, on July 26, 2012, the board of directors approved the granting of 3,105,000 RSUs to management, directors and key employees. These RSUs will vest quarterly over a three and year periods (dependent on the agreement made with each grantee). In addition, we approved the granting of 25,000 RSUs to two of our consultants. These RSUs will vest over a 6-12 month period (according to the agreement signed with each grantee).

On August 8, 2012, the board of directors approved the granting of 500,000 options to a member of our management, at an exercise price of $3.44 per share. These options will vest quarterly over a three year period.

As of November 6, 2012, the vesting of all of Vringo’s pre-Merger granted options outstanding (except for separation grants) was accelerated by 50%, as our market capitalization reached $250,000,000 for twenty of thirty consecutive trading days.

Revenue

We recognize revenue when all the conditions for revenue recognition are met: (i) persuasive evidence of an arrangement exists, (ii) collection of the fee is probable, (iii) the sales price is fixed and determinable and (iv) delivery has occurred or services have been rendered. Intellectual property rights for patented technologies may include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by operating subsidiaries, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) dismissal of any pending litigation. Our subscription service arrangements are evidenced by a written document signed by both parties. Our revenues from monthly subscription fees, content purchases and advertisement revenues are recognized when we have received confirmation that the amount is due to us, which provides proof that the services have been rendered, and making collection probable. We recognize revenue from non-refundable up-front fees relating to set-up and billing integration across the period of the contract for the subscription service as these fees are part of hosting solution that we provide to the carrier. The hosting is provided on our servers for the entire period of the arrangement with this carrier, and the revenues relating to the monthly subscription, set-up fees and billing integration have been recognized over the period in the agreement. We also recognize revenue from development projects, based on percentage of completion, if the required criteria are met, or when the project is completed.

Cost of revenue

Cost of revenues mainly include the costs and expenses incurred in connection with our patent licensing and enforcement activities, contingent legal fees paid to external patent counsels, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third parties, the amortization of patent-related acquisition costs and of the acquired technology. Cost of revenue also includes third party expenses directly related to providing our service in launched markets. In addition, these costs include royalty fees for content sales and amortization of prepaid content licenses. Cost of revenue does not include expenses related to product development, integration, and support. These costs are included in research and development and marketing expenses.

Research and development expenses

 Research and development expenses consist primarily of salary expenses of our development and quality assurance engineers in our research and development facility in Israel, outsourcing of certain development activities, preparation of patent filings, server and support functions for our development environment.

Marketing, general and administrative expenses

Marketing, general and administrative expenses include the cost of management, administrative and marketing personnel, public relations, advertising, overhead/office cost and various professional fees, as well as insurance, depreciation and amortization.

Non-operating income (expenses)

Non-operating income (expenses) includes transaction gains (losses) from foreign exchange rate differences, interest on deposits, bank charges, as well as fair value adjustments of derivative liabilities on account of the Preferential Reload Warrants, Special Bridge Warrants, Series 1 Warrants and the Conversion Warrants, which are highly influenced by our stock price at the period end (revaluation date).

Income taxes

Our effective tax rate differs from the statutory federal rate primarily due to differences between income and expense recognition prescribed by income tax regulations and generally accepted accounting principles. We utilize different methods and useful lives for depreciating and amortizing property and equipment and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. In addition, our income tax expense has been adjusted for the effect of foreign income from our wholly owned subsidiary in Israel. At September 30, 2012, deferred tax assets generated from our U.S. activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be generated. The deferred tax assets and liabilities generated from our subsidiary in Israel’s operations are not offset by an allowance, as in our estimation, they are more likely than not to be realized.

Our subsidiary in Israel generates net taxable income from services it provides to us. The subsidiary in Israel charges us for research, development, certain management and other services provided to us, plus a profit margin on such costs, which is currently 8%. In the zone where the production facilities of the subsidiary in Israel are located the statutory tax rate is 15% in 2011 and 2012 and expected to be 12.5% in 2013 and 2014, and 12% in 2015 and thereafter.

Results of Operations

Three and nine month periods ended September 30, 2012 compared to three month period ended September 30, 2012 and period from June 8, 2011 (inception of I/P) through September 30, 2011 and the development stage period, cumulative from inception of I/P through September 30, 2012

Revenue

	Three months ended September 30,			Nine months ended September 30,	Period from inception of I/P (June 8, 2011) through September 30,		Cumulative from inception to September 30,
	2012	2011	Change	2012	2011	Change	2012

Revenue	266,000	—	266,000	266,000	—	266,000	266,000

In the third quarter of 2012, following the consummation of the Merger, for the first time since inception of I/P, we recorded total revenues of $266,000. The recognized revenue consisted of: (i) subscription and content sales based revenue of $76,000, which represents legacy Vringo revenue from July 19, 2012, the date of the Merger, through September 30, 2012, (ii) revenue from a development project with Nokia of $90,000 and (iii) proceeds from partial settlement with AOL in the total amount of $100,000.

As a combined company, after the recently issued verdict in our litigation against AOL, Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc., and Target Corporation for infringement of the Patents acquired from Lycos, we expect to generate revenue based on the verdict, although both sides have the right for an appeal, we also intend to continue to expand our planned operations through acquisitions and monetization of additional patents and other intellectual property. In particular, following the incorporation of our subsidiary in Germany and the acquisition of a patent portfolio from Nokia, we intend to expand our intellectual property monetization efforts in Europe. In October 2012, we filed litigation against a UK subsidiary of ZTE, with a goal of achieving a positive verdict or settlement, including, potentially, a licensing arrangement on terms beneficial to us.

We also expect to continue to generate a portion of our future revenues from: (i) Facetones® preloads, as well as from additional clients in the handset makers, (ii) Facetones® app, and Fan Loyalty application platforms, (iii) revenue-sharing agreements in India, Malaysia, Singapore, United Arab Emirates and UK, (iv) new revenue-sharing agreements for subscription-based services in new territories, (v) one-time service fees for customized production and development of the Facetones® and Fan Loyalty application platforms, and (vi) monetization of our intellectual property.

Cost of revenue

	Three months ended September 30,			Nine months ended September 30,	Period from inception of I/P (June 8, 2011) through September 30,		Cumulative from inception to September 30,
	2012	2011	Change	2012	2011	Change	2012

Cost of services provided	18,000	—	18,000	18,000	—	18,000	18,000
Amortization of intangibles	878,000	157,000	721,000	1,189,000	170,000	1,018,000	1,517,000
Operating legal	2,519,000	390,000	2,129,000	4,769,000	391,000	4,379,000	6,001,000

Total	3,415,000	547,000	2,868,000	5,976,000	561,000	5,415,000	7,536,000

During the three month period ended September 30, 2012, our cost of revenue was $3,415,000, which represents an increase of $2,868,000 (or 524%) compared to our cost of revenue for the three month period ended September 30, 2011. The increase in cost of revenue, compared to the third quarter of 2011, was mainly related to increased amortization of patents, due to the newly acquired patents from Nokia ($541,000, compared to $157,000 in 2011), as well as due to amortization of technology, the value to which was allocated upon consummation of the Merger ($338,000, compared to $0 in 2011). In addition, we incurred significant costs in connection with the commencement of I/P Engine patent trial on October 16, 2012 and share based compensation related costs ($318,000 in 2012 compared to $0 in 2011). Finally, the increase in cost of services, related to legacy Vringo mobile app services, reflects the costs recorded for the first time during the quarter, pursuant to the Merger with I/P.

During the nine month period ended September 30, 2012, our cost of revenue was $5,976,000, which represents an increase of $5,415,000 (or 962%) compared to our cost of revenue for the period from June 8, 2011 through September 30, 2011. The increase in cost of revenue, compared to the parallel period in 2011, was mainly related to increased amortization expenses related to the patents acquired from Nokia and Lycos ($852,000, compared to $171,000 in 2011), as well as to amortization of acquired technology ($338,000, compared to $0 in 2011). In addition, we incurred increased costs in connection with commencement of the Lycos patent trial on October 16, 2012 and share based compensation related costs ($318,000 in 2012 compared to $0 in 2011). Finally, the increase in cost of services, related to legacy Vringo mobile app services, reflects the costs accounted for the first time, pursuant to the Merger with I/P.

From inception through September 30, 2012, cost of revenue expenses amounted to $7,536,000. Of this amount, $18,000 was attributed to the cost of mobile services provided to our clients, $318,000 to share based compensation expense, $338,000 was attributed to amortization of the acquired technology, $5,682,000 was attributed to operating legal expenses, mainly related to I/P Engine patent litigation, and $1,180,000 was attributed to patent amortization.

We expect that cost of revenue will increase over time, as we diversify the portfolio of our products and increase our intellectual property. As most of these costs are incurred irrespective of our revenues, we expect our gross margin to increase as our revenues grow.

Research and development

	Three months ended September 30,			Nine months ended September 30,	Period from inception of I/P (June 8, 2011) through September 30,		Cumulative from inception to September 30,
	2012	2011	Change	2012	2011	Change	2012

Research and development	997,000	—	997,000	997,000	—	997,000	997,000

Research and development expenses, in the total amount of $997,000, recorded following the Merger with I/P, consist primarily of the cost of our development team ($454,000, compared to $0 in 2011) and share based compensation ($452,000, compared to $0 in 2011). We anticipate that our research and development costs will increase over time, as we seek to develop additional products and intellectual property to diversify and enhance our original core business.

Marketing, general and administrative

	Three months ended September 30,			Nine months ended September 30,	Period from inception of I/P (June 8, 2011) through September 30,		Cumulative from inception to September 30,
	2012	2011	Change	2012	2011	Change	2012

Marketing, general and administrative	6,364,000	323,000	6,041,000	7,508,000	762,000	6,746,000	8,694,000

During the three month period ended September 30, 2012, marketing, general and administrative expenses increased by $6,041,000 (or 1,870%), to $6,364,000, from $323,000 during the three month period ended September 30, 2011. Marketing general and administrative expenses increased mostly due to the increase in payroll expense ($941,000, compared to $81,000 in 2011), as well as due to an increase in non-cash share based compensation expense ($4,592,000, compared to $50,000 in 2011), increased merger and acquisition expense ($90,000, compared to $0 in 2011) and increased corporate legal expenses ($240,000, compared to $73,000).

During the nine month period ended September 30, 2012, marketing, general and administrative expenses increased by $6,746,000 (or 885%), to $7,508,000, from $762,000 during the period from inception of I/P through September 30, 2011. Marketing, general and administrative expenses increased mostly due to the increase in payroll expense ($1,274,000, compared to $88,000 in 2011), as well as due to increase in non-cash share based compensation expense ($4,762,000, compared to $373,000 in 2011), increased merger and acquisition expense ($267,000, compared to $0 in 2011) and increased corporate legal expenses ($310,000, compared to $178,000 in 2011).

From inception through September 30, 2012, general and administrative expenses totaled approximately $8,694,000. $1,493,000 was attributed to salaries and related expenses, $5,236,000 were attributed to share based payments, $267,000 was attributed to merger and acquisition activity, and $1,109,000 was attributed to various professional fees.

We expect that our general and administrative expenses will increase, as our expenses will incorporate full costs of the new management, on a post-Merger basis (accounted for from July 19, 2012). In addition, increased costs include increased administration, rent, office, accounting, legal and insurance costs.

Non-operating income (expense), Net

	Three months ended September 30,			Nine months ended September 30,	Period from inception of I/P (June 8, 2011) through September 30,		Cumulative from inception to September 30,
	2012	2011	Change	2012	2011	Change	2012

Non-operating Income, Net	7,310,000	(4,000)	7,314,000	7,303,000	(4,000)	7,307,000	7,295,000

Following the Merger, our non-operating income, net, included mainly the impact of changes in fair value of derivative warrants, the fair value of which is highly affected by our share price at the measurement date. Consequently, as of September 30, 2012, we recorded an income of $7,240,000 due to the decrease of our share price at quarter end, compared to the price on the date of the Merger. In 2011, and prior to the Merger, our non-operating expense consisted of bank charges, as well as of interest expense related to the note payable (see also Note 5 to the accompanying financial statements). Finally, our non-operating income/expense includes the impact of dollar/shekel fluctuations, in connection with which we recorded income of approximately $75,000 in the three and nine months of 2012.

Income tax benefit

	Three months ended September 30,			Nine months ended September 30,	Period from inception of I/P (June 8, 2011) through September 30,		Cumulative from inception to September 30,
	2012	2011	Change	2012	2011	Change	2012

Income tax benefit	76,000	—	76,000	76,000	—	76,000	76,000

During the three and nine month period ended September 30, 2012, we recorded an income tax benefit in the total amount of $76,000, compared to $0 in all previous periods. In general, taxes on income are mainly due to taxable profits generated by our subsidiary in Israel, as a result of the intercompany cost plus agreement between us and the subsidiary in Israel, whereby the subsidiary in Israel performs development and other services for us and is reimbursed for its expenses plus 8%. For financial statements purposes, these profits are eliminated upon consolidation. In addition, income tax benefit included $118,000 due to a decrease in deferred tax liability in respect of the acquired technology (see also Note 4 of the accompanying financial statements). In all periods since inception, we have fully offset our U.S. net deferred tax asset with a valuation allowance. Our lack of earning history and the uncertainty surrounding our ability to generate U.S. taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance.

We expect taxable income in our subsidiary in Israel, in 2012, under the terms of the intercompany agreement. We also expect our income tax expense will be offset by a tax benefit derived from the decrease in deferred tax liability related to the acquired technology, as discussed above.

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

Liquidity and Capital Resources

As of September 30, 2012, we had a cash balance of $9,549,000 and approximately $5,842,000 in net working capital. The increase of $4,337,000 in our cash balance from December 31, 2011 was mainly due to $31,200,000 received in a private registered direct financing round and $1,769,000 from exercise of options and warrants, offset by net cash used by us in our business operations, in the total amount of approximately $5,962,000, $22,548,000 used to acquire Nokia patents, as well as $3,200,000 used to repay outstanding notes to Hudson Bay, as also described in Note 5 to the accompanying financial statements. As of September 30, 2012, our total stockholders' equity was $90,111,000, mainly increased by the net assets of Vringo recorded upon consummation of the Merger, offset by continued operating deficits from inception to date.

On October 4, 2012, we entered into subscription agreements with several investors with respect to the registered direct offer and sale by us of an aggregate of 10,344,998 shares of our common stock, par value $0.01 per share, at a purchase price of $4.35 per share in a privately negotiated transaction in which no party acted as an underwriter or placement agent. The net proceeds to us were approximately $44,900,000 after deducting estimated offering expenses payable by us. We intend to use the net proceeds from this offering for general corporate working capital purposes.

In October 2012, we entered into an agreement with certain of our warrant holders, pursuant to which such warrant holders exercised in cash 3,721,062 of their outstanding warrants, with an exercise price of $1.76 per share, and we issued such warrant holders unregistered warrants to purchase an aggregate of 3,000,000 of our shares of common stock, par value $0.01 per share, at an exercise price of $5.06 per share. The newly issued warrants do not bear down round protection clauses. We are still evaluating the accounting impact of this transaction; nevertheless, we expect such impact on our financial statements to be material.

In addition, in October and November 2012, 790,903 warrants at an exercise price of $1.76 were exercised by our warrant holders, pursuant to which we received an additional $1,391,989.

The accompanying financial statements have been prepared on a basis which assumes that we will continue as a “going concern”, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of November 14, 2012, we had approximately $60,500,000 in cash and cash equivalents. Based on current operating plans, we expect to have sufficient funds for at least the next twelve months. In addition, we may choose to raise additional funds in connection with potential acquisitions of patent portfolios or other intellectual property assets that we may pursue. There can be no assurance, however, that any such opportunities will materialize.

Cash flows

	Nine month period ended September 30, 2012	Period from June 8, 2011 to September 30, 2011	Change	Cumulative from June 8, 2011 to September 30, 2012

Net cash used in operating activities	(5,962,000)	(254,000)	(5,708,000)	(7,491,000)
Net cash used in investing activities	(19,419,000)	(3,400,000)	(16,019,000)	(22,823,000)
Net cash provided by financing activities	29,717,000	7,360,000	22,357,000	39,862,000

Operating activities

During the nine month period ended September 30, 2012, net cash used in operating activities totaled $5,962,000. During the period from inception through September 30, 2011, net cash used in operating activities totaled $254,000. The increase of $5,708,000 in cash used in operating activities was mainly due I/P’s incorporation in June 2011, the Merger with Vringo, and further development of our business. Operating activities include merger and acquisition related payments of $267,000 that reflect I/P’s and post-merger Vringo’s non-capitalized expenses.

We expect our net cash used in operating activities to increase due to further development of our business, development of our products and enhancement of our intellectual property. As we move towards greater revenue generation, we expect that these amounts will be offset over time by collection of funds generated by generated revenues.

Investing activities

During the nine month period ended September 30, 2012, net cash used in investing activities totaled $19,419,000. During the period from inception through September 30, 2011, net cash used in investing activities totaled $3,400,000. The increase in cash used in investing activities, in the total amount of $16,019,000 was primarily due to the purchase of the patent portfolio from Nokia, in the total amount of $22,548,000, compared to the cost of patents acquired from Lycos in 2011, for $3,395,000. Fixed asset purchases in the nine month period ended September 30, 2012 amounted to $151,000 compared to $5,000 for the period from inception of I/P through September 30, 2011, due to post-Merger relocation of our headquarters.

We expect that net cash used in investing activities will increase as we intend to continue to acquire additional intellectual property and upgrade our computers and software.

Financing activities

During the nine month period ended September 30, 2012, net cash provided by financing activities totaled $29,717,000, which relates to the August private financing round, in which we raised approximately, $31,148,000, offset by repayment of notes payable to Hudson Bay, and funds received from exercise of warrants and options in the total amount of $1,769,000. During the from inception of I/P through September 30, 2011, net cash provided by financing activities totaled $7,360,000, which included the receipt of notes payable from Hudson Bay and proceeds from the issuance of Series A Convertible Preferred Stock and shares of common stock in the total amount of $4,160,000.

As mentioned above, a significant portion of our issued and outstanding warrants are currently “in the money” and the shares of common stock underlying such warrants held by non-affiliates are freely tradable, with the potential of up to $21,904,382 of incoming funds. We may choose to raise additional funds in connection with any acquisition of patent portfolios or other intellectual property assets that we may pursue. There can be no assurance, however, that any such opportunity will materialize, moreover, any such financing would likely be dilutive to our current stockholders.

Future operations

We believe that through the Merger we will create a company with enhanced technology capabilities to create, build and deliver mobile applications and services to its handset and mobile operator partners as well as directly to consumers. We believe that the value of each company’s intellectual property portfolio will be enhanced through the combined company’s ability to license and enforce its intellectual property rights. Together with the executive team from I/P we anticipate the creation of additional products and services that will be distributed through our existing operator and handset relationships. We may choose to raise additional funds in connection with any potential acquisition of patent portfolios or other intellectual property assets that we may pursue. There can be no assurance, however, that any such opportunities will materialize, moreover, any such financing would likely be dilutive to our stockholders.

As one of the means of realizing the value of the patents on telecom infrastructure, on October 5, 2012, our wholly-owned subsidiary, Vringo Infrastructure, Inc., filed suit in the UK High Court of Justice, Chancery Division, Patents Court, alleging infringement of European Patents (UK) 1,212,919; 1,166,589; and 1,808,029. Declarations have been filed at the European Telecommunications and Standards Institute (ETSI) that cover the patents. The complaint alleges that ZTE's cellular network elements fall within the scope of all three patents, and ZTE's GSM/UMTS multi-mode wireless handsets also fall within the scope of the '029 patent. On October 23, 2012, counsel for ZTE acknowledged service. ZTE (UK) formal response to the complaint is anticipated by November 22, 2012. A case management conference where among other matters, the schedule for the suit will be set, is anticipated in January 2013.

On October 10, 2012, our subsidiary in the United States entered into a patent purchase agreement, as part of which we issued to seller 160,600 unregistered shares of our common stock, as well as a 20% royalty from collected future revenue.

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

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2011 contained in the definitive proxy statement/prospectus filed with the SEC on July 21, 2012, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

Goodwill and intangible Assets

We accounted for the Merger in accordance with FASB Topic ASC 805 ”Business Combinations” and for identified goodwill and technology in accordance with FASB Topic ASC 350 ”Intangibles - Goodwill and Other”. Additionally, we review our long-lived assets for recoverability in accordance with FASB Topic ASC 360 “Property, Plant and Equipment”.

The identification and valuation of intangible assets and the determination of the estimated useful lives at the time of acquisition are based on various valuation methodologies including reviews of projected future cash flows. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our goodwill and other intangible assets, and potentially result in a different impact to our results of operations.  Further, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill and acquired intangible assets.

We evaluate our long-lived tangible and intangible assets for impairment in accordance with FASB Topic ASC 350 ”Intangibles - Goodwill and Other” and FASB Topic ASC 360 “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill is subject to an annual test for impairment, or for impairment testing up on the occurrence of triggering events. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. While we use available information to prepare our estimates and to perform impairment evaluations, the completion of annual impairment tests requires significant management judgments and estimates.

Valuation of Financial Instruments

On July 19, 2012, the date of the Merger, Vringo’s outstanding warrants included: (i) 148,390 Special Bridge Warrants, at an exercise price of $0.94, with an expected remaining term of 2.44 years; (ii) 101,445 Conversion Warrants, at an exercise price of $0.94, with an expected remaining term of 2.44 years; (iii) 887,330 Preferential Reload Warrants, at an exercise price of $1.76, with an expected remaining term of 4.55 years; and (iv) 814,408 non-Preferential Reload Warrants, at an exercise price of $1.76, with an expected remaining term of 4.55 years. Following the Merger and through September 30, 2012, 101,692 non-Preferential Reload Warrants were exercised.

As part of the Merger, on July 19, 2012, we issued to I/P’s stockholders 8,299,116 warrants at an exercise price of $1.76 and expected term of 5 years (“Series 1 Warrant”). These warrants bear down-round protection clauses, as a result, they were classified as a long-term derivative liability and recorded at fair value. In addition, I/P’s stockholders received another 7,660,722 warrants at an exercise price of $1.76 and expected term of 5 years (“Series 2 Warrant”). As these warrants do not have down-round protection clauses, they were classified as equity. Following the Merger and through September 30, 2012, 371,440 Series 1 Warrants and 342,873 Series 2 Warrants were exercised. The following table represents the assumptions, valuation models and inputs used, as of September 30, 2012:

	Valuation	Unobservable
Description	Technique	Inputs	Range

Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and the Series 1 Warrants	Black-Scholes-Merton and the Monte-Carlo models	Volatility	63.75% – 67.43%
		Risk free interest rate	0.27% – 0.63%
		Expected term, in years	2.25 – 4.80
		Dividend yield	0%
		Probability and timing of down-round triggering event	15% occurrence in December 2012

Had we made different assumptions about the risk-free interest rate, volatility, the impact of the down-round provision, or the estimated time that the above-mentioned warrants will be outstanding before they are ultimately exercised, the recorded expense, our net loss and net loss per share amounts could have been significantly different.

Accounting for Stock-based Compensation

We account for stock-based awards under ASC 718, “Compensation—Stock Compensation”, which requires measurement of compensation cost for stock-based awards at fair value on the date of grant and the recognition of compensation over the service period in which the awards are expected to vest. In addition, for options granted to consultants, FASB ASC 505-50, “Equity-Based Payments to Non Employees” is applied. Under this pronouncement, the measurement date of the option occurs on the earlier of counterparty performance or performance commitment. The grant is revalued at every reporting date until the measurement date. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

We determine the fair value of stock options granted to employees, directors and consultants using the Black-Scholes-Merton and the Monte-Carlo (for grants that include market conditions) valuation models, those require significant assumptions regarding the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. Due to insufficient history, we estimate our expected stock volatility incorporating historical stock volatility from comparable companies.

These option pricing models utilize various inputs and assumptions, which are highly subjective. Had we made different assumptions about risk-free interest rate, volatility, or the estimated time that the options will be outstanding before they are ultimately exercised, the recorded expense, our net loss and net loss per share amounts could have been significantly different. Had we used different assumptions, our results may have been significantly different.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 30, 2012 and December 31, 2011, we have offset our U.S. net deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate U.S. taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. Also, refer to Note 14 of Vringo consolidated financial statements for the year ended December 31, 2011.

ASC 740, “Income Taxes”, prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least a “more likely than not” chance of being sustained upon challenge by the respective taxing authorities, which criteria is a matter of significant judgment.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item of Form 10-Q.

Item 4.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective for the reasons set forth below.

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

Changes in Internal Controls

During the three month period ended September 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II— OTHER INFORMATION

Item 1. Legal Proceedings.

I/P Engine

As one of the means of realizing the value of the patents acquired from Lycos, on September 15, 2011, I/P initiated (through I/P Engine) litigation in the United States District Court, Eastern District of Virginia, against AOL, Inc. (“AOL”), Google, Inc. (“Google”), IAC Search & Media, Inc. (“IAC”), Gannett Company, Inc. (“Gannett”), and Target Corporation (“Target”) for patent infringement regarding two of the patents acquired from Lycos (U.S. Patent Nos. 6,314,420 and 6,775,664) (together the “Defendants”). The case number is 2:11 CV 512-RAJ/FBS. The court docket for the case, including the parties’ briefs, is publicly available on the Public Access to Court Electronic Records website (“PACER”), www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts.

On March 15, 2012, Google submitted a request to the USPTO for ex parte reexamination of U.S. Patent No. 6,314,420, one of the two patents-in-suit. The request was deposited on March 16, 2012 and was assigned Control No. 90/009,991. We expected Google to seek reexamination and believe this request is a standard and typical tactic used by defendants in patent litigation cases. The filing of a request for reexamination is the first step in a process that ordinarily takes several years. On July 18, 2012 the USPTO issued a determination ordering a reexamination. On September 25, 2012, the USPTO issued a first, non-final office action where it adopted the rejections proposed by Google. Our response is due by November 25, 2012.

Trial commenced on October 16, 2012 and the case was submitted to the jury on November 1, 2012. On November 6, 2012, the jury unanimously returned a verdict as follows: (i) I/P Engine had proven by a preponderance of the evidence that the Defendants infringed the asserted claims of the patents; and (ii) Defendants had not proven by clear and convincing evidence that the asserted claims of the patents are invalid by anticipation. The jury also found certain specific facts related to the ultimate question of whether the patents are invalid as obvious. Based on such facts, the Court will issue a ruling on obviousness. We believe that the jury’s factual findings will support a finding that the patents are not invalid as obvious. After finding that the asserted claims of the Patents were both valid and infringed, the jury found that reasonable royalty damages should be based on a "running royalty", and that the running royalty rate should be 3.5%.

After finding that the asserted claims of the Patents were both valid and infringed by the Defendants, the jury found that the following sums of money, if paid now in cash, would reasonably compensate I/P Engine for the Defendants past infringement as follows: Google: $15,800,000, AOL: $7,943,000, IAC: $6,650,000, Gannett: $4,322, Target: $98,833. I/P Engine and Defendants are allowed to file post-trial motions with the court, the schedule for which has yet been determined.

Vringo Infrastructure

As one of the means of realizing the value of the patents on telecom infrastructure, on October 5, 2012 our wholly-owned subsidiary, Vringo Infrastructure, Inc., filed suit in the UK High Court of Justice, Chancery Division, Patents Court, alleging infringement of European Patents (UK) 1,212,919; 1,166,589; and 1,808,029. Declarations have been filed at the European Telecommunications and Standards Institute (ETSI) that cover the patents. The complaint alleges that ZTE’s cellular network elements fall within the scope of all three patents, and ZTE’s GSM/UMTS multi-mode wireless handsets also fall within the scope of the ‘029 patent. On October 23, 2012, counsel for ZTE acknowledged service. ZTE (UK) formal response to the complaint is anticipated by November 22, 2012. A case management conference where among other matters, the schedule for the suit will be set, is anticipated in January 2013.

Item 1A. Risk Factors.

The risk factors set forth below update the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 as updated in our Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed on August 14, 2012. In addition to the risk factors below, you should carefully consider the other risks highlighted elsewhere in this report or in our other filings with the Securities and Exchange Commission, which could materially affect our business, financial position and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial position and results of operations.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We are a development stage company and we generated no significant revenue to date. I/P, the accounting acquirer, was incorporated in June 2011, at which time it acquired its main patent assets. To date, our business focused mainly on prosecution based on these patents. Therefore we not only have a very limited operating history, but also a very limited track record in executing our business model which includes, among other things, creating, prosecuting, licensing, litigating or otherwise monetizing its patent assets. Our limited operating history makes it difficult to evaluate our current business model and future prospects.

In light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development with no operating history, there is a significant risk that we will not be able to:

•	implement or execute our current business plan, or demonstrate that our business plan is sound; and/or

•	raise sufficient funds in the capital markets to effectuate our business plan.

If we are unable to execute any one of the foregoing or similar matters relating to its operations, our business may fail.

We commenced legal proceedings against the major online search engines and communications companies, and we expect such proceedings to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.

To license or otherwise monetize the patent assets acquired, we commenced legal proceedings against the owners of online search engines and other companies (including AOL, Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc., and Target Corporation), as well as against other leading communications companies, pursuant to which we allege that such companies infringe on one or more of our patents. Our viability is highly dependent on the outcome these litigations, and there is a risk that we may be unable to achieve the results we desire from such litigation, which failure would harm our business to a great degree. In addition, the defendants in these litigations have substantially more resources than we do, which could make our litigation efforts more difficult.

We anticipate that legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, we may be forced to litigate against others to enforce or defend our intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which we are involved may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement. If such defenses or counterclaims are successful, they may preclude our ability to derive licensing revenue from the patents. A negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact our business. Additionally, we anticipate that our legal fees and other expenses will be material and will negatively impact our financial condition and results of operations and may result in our inability to continue our business. Expenses are also dependent on the outcome of current processes. Our failure to monetize our patent assets would significantly harm our business.

While we believe that the patents acquired are being infringed by certain major online search engines and communications companies, there is a risk that a court will find the patents invalid, not infringed or unenforceable and/or that the U.S. Patent Office will either invalidate the patents or materially narrow the scope of their claims during the course of a re-examination. In addition, even with a positive trial court verdict, the patent may be invalidated, found not infringed or rendered unenforceable on appeal. This risk may occur either presently or from time to time in connection with future litigations we may bring. If this were to occur, it would have a material adverse effect on the viability of our company and our operations.

We believe that companies infringe on our patents, but recognize that obtaining and collecting a judgment against such infringers may be difficult or impossible. Patent litigation is inherently risky and the outcome is uncertain. Some of the parties we believe infringe on our patents are large and well-financed companies with substantially greater resources than ours. We believe that these parties would devote a substantial amount of resources in an attempt to avoid or limit a finding that they are liable for infringing our patents or, in the event liability is found, to avoid or limit the amount of associated damages. In addition, there is a risk that these parties may file re-examinations or other proceedings with the USPTO or other government agencies in an attempt to invalidate, narrow the scope or render unenforceable the patents we acquired.

Moreover, in connection with any of our present or future patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or our operating subsidiaries or award attorneys’ fees and/or expenses to one or more defendants, which could be material, and if we or our subsidiaries are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm our operating results and its financial position.

In addition, it is difficult in general to predict the outcome of patent enforcement litigation at the trial level. There is a higher rate of appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time-consuming, and the outcomes of such appeals are sometimes unpredictable, resulting in increased costs and reduced or delayed revenue.

Finally, we believe that the more prevalent patent enforcement actions become, the more difficult it will be for us to license our patents without engaging in litigation. As a result, we may need to increase the number of our patent enforcement actions to cause infringing companies to license the patent or pay damages for lost royalties. This will adversely affect our operating results due to the high costs of litigation and the uncertainty of the results.

Our subsidiary, Vringo Infrastructure Inc., has commenced legal proceedings against ZTE (UK) Ltd. (“ZTE”) and expects such litigation to be time-consuming and costly, which may adversely affect our financial position and our ability to operate our business.

To license or otherwise monetize the patent assets we acquired from Nokia, Vringo Infrastructure has commenced legal proceedings against ZTE, pursuant to which, Vringo Infrastructure alleges that ZTE infringe three of Vringo Infrastructure’s patents. The defendant’s parent company in the UK is much larger than Vringo and has substantially more resources, which could make our litigation efforts more difficult.

We anticipate that the above mentioned legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, Vringo Infrastructure may be forced to litigate against others to enforce or defend their intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. ZTE may allege defenses and/or file counterclaims for inter alia revocation or file collateral litigations or initiate investigations in the UK or elsewhere in an effort to avoid or limit liability and damages for patent infringement. If such actions by ZTE are successful, they may preclude our ability to derive licensing revenue from the patents currently being asserted.

Additionally, we anticipate that its legal fees and other expenses will be material and will negatively impact our financial condition and results of operations and may result in its inability to continue its business. We estimate that our legal fees in the UK actions over the next twelve months will be approximately $2,400,000. Expenses thereafter are dependent on the outcome of the status of the litigation. Our failure to monetize our patent assets would significantly harm our business.

Further, should we be deemed the losing party in any of its applications to the Court in the UK Litigation or for the entire litigation, we may be held responsible for a substantial percentage of the defendant’s legal fees for the relevant application or for the litigation. These fees may be substantial. To date, ZTE has asserted that its anticipated fees in defending the UK litigation may be approximately $3,100,000. However, should we be successful on any court applications or the entire litigation, ZTE would be responsible for a substantial percentage of our legal fees.

Further, if any of the patents in suit are found not infringed or invalid, it is highly unlikely that the relevant European patents (UK) could be viewed as essential and therefore necessarily infringed by all unlicensed market participants.

It is also possible that, in light of our litigation with ZTE, it will choose to suspend or sever its Facetones® related commercial relationship with us.

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

We may seek to internally develop additional new inventions and intellectual property, which would take time and would be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of our investments in such activities.

Members of our management team have significant experience as inventors. As such, part of our business may include the internal development of new inventions or intellectual property that we will seek to monetize. However, this aspect of our business would likely require significant capital and would take time to achieve. Such activities could also distract our management team from its present business initiatives, which could have a material and adverse effect on our business. There is also the risk that our initiatives in this regard would not yield any viable new inventions or technology, which would lead to a loss of our investments in time and resources in such activities.

In addition, even if we are able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, we would need to develop and maintain, and it would heavily rely on, a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property we may develop principally including the following:

•	patent applications we may file may not result in issued patents or may take longer than we expect to result in issued patents;

•	we may be subject to interference proceedings;

•	we may be subject to opposition proceedings in the U.S. or foreign countries;

•	any patents that are issued to us may not provide meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable;

•	other companies may challenge patents issued to us;

•	other companies may have independently developed and/or patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate our technologies;

•	other companies may design around technologies we have developed; and

•	enforcement of our patents would be complex, uncertain and very expensive.

We cannot be certain that patents will be issued as a result of any future applications, or that any of our patents, once issued, will provide us with adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we will be the first to make our additional new inventions or to file patent applications covering those inventions. It is also possible that others may have or may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct its business. As to those patents that we may license or otherwise monetize, our rights will depend on maintaining its obligations to the licensor under the applicable license agreement, and we may be unable to do so. Our failure to obtain or maintain intellectual property rights for our inventions would lead to the loss of our investments in such activities, which would have a material and adverse effect on our company.

Moreover, patent application delays could cause delays in recognizing revenue from our internally generated patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

New legislation, regulations or court rulings related to enforcing patents could harm our business and operating results.

If Congress, the United States Patent and Trademark Office or courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect our business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect our ability to assert its patent or other intellectual property rights.

In addition, on September 16, 2011, the Leahy-Smith America Invents Act (or the Leahy-Smith Act), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The U.S. Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued to us patents, all of which could have a material adverse effect on our business and financial condition.

Further, and in general, it is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which we conduct our business and negatively impact our business, prospects, financial condition and results of operations.

Acquisitions of additional patent assets may be time consuming, complex and costly, which could adversely affect our operating results.

Acquisitions of patent or other intellectual property assets, which are and will be critical to our business plan, are often time consuming, complex and costly to consummate. We may utilize many different transaction structures in its acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. As a result, we expect to incur significant operating expenses and will likely be required to raise capital during the negotiations even if the acquisition is ultimately not consummated. Even if we are able to acquire particular patent assets, there is no guarantee that we will generate sufficient revenue related to those patent assets to offset the acquisition costs. While we will seek to conduct confirmatory due diligence on the patent assets we are considering for acquisition, we may acquire patent assets from a seller who does not have proper title to those assets. In those cases, we may be required to spend significant resources to defend our interest in the patent assets and, if we are not successful, our acquisition may be invalid, in which case we could lose part or all of its investment in the assets.

We may also identify patent or other intellectual property assets that cost more than we are prepared to spend with our own capital resources. We may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any patent assets or, if consummated, proves to be unprofitable for us. These higher costs could adversely affect our operating results, and if we incur losses, the value of our securities will decline.

In addition, we may acquire patents and technologies that are in the early stages of adoption in the commercial, industrial and consumer markets. Demand for some of these technologies will likely be untested and may be subject to fluctuation based upon the rate at which our licensees will adopt its patents and technologies in their products and services. As a result, there can be no assurance as to whether technologies we acquire or develop will have value that it can monetize.

In certain acquisitions of patent assets, we may seek to defer payment or finance a portion of the acquisition price. This approach may put us at a competitive disadvantage and could result in harm to our business.

We have limited capital and may seek to negotiate acquisitions of patent or other intellectual property assets where we can defer payments or finance a portion of the acquisition price. These types of debt financing or deferred payment arrangements may not be as attractive to sellers of patent assets as receiving the full purchase price for those assets in cash at the closing of the acquisition. As a result, we might not compete effectively against other companies in the market for acquiring patent assets, many of whom have greater cash resources than we have. In addition, any failure to satisfy our debt repayment obligations may result in adverse consequences to its operating results.

Any failure to maintain or protect our patent assets or other intellectual property rights could significantly impair our return on investment from such assets and harm our brand, business and operating results.

Our ability to operate our business and compete in the intellectual property market largely depends on the superiority, uniqueness and value of our patent assets and other intellectual property. To protect our proprietary rights, we rely on and will rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with its employees and third parties, and protective contractual provisions. No assurances can be given that any of the measures we undertake to protect and maintain our assets will have any measure of success.

Following the acquisition of patent assets, we will likely be required to spend significant time and resources to maintain the effectiveness of those assets by paying maintenance fees and making filings with the United States Patent and Trademark Office. We may acquire patent assets, including patent applications, which require us to spend resources to prosecute the applications with the United States Patent and Trademark Office. Further, there is a material risk that patent related claims (such as, for example, infringement claims (and/or claims for indemnification resulting therefrom), unenforceability claims, or invalidity claims) will be asserted or prosecuted against us, and such assertions or prosecutions could materially and adversely affect our business. Regardless of whether any such claims are valid or can be successfully asserted, defending such claims could cause us to incur significant costs and could divert resources away from our other activities.

Despite our efforts to protect its intellectual property rights, any of the following or similar occurrences may reduce the value of our intellectual property:

•	our applications for patents, trademarks and copyrights may not be granted and, if granted, may be challenged or invalidated;

•	issued trademarks, copyrights, or patents may not provide us with any competitive advantages versus potentially infringing parties;

•	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology; or

•	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we acquire and/or prosecute.

Moreover, we may not be able to effectively protect our intellectual property rights in certain foreign countries where we may do business in the future or from which competitors may operate. If we fail to maintain, defend or prosecute our patent assets properly, the value of those assets would be reduced or eliminated, and our business would be harmed.

Weak global economic conditions may cause infringing parties to delay entering into licensing agreements, which could prolong our litigation and adversely affect its financial condition and operating results.

After giving effect to the Merger, should our warrants outstanding as of November 14, 2012, be exercised (including the warrants issued in connection with the Merger), there would be an additional 20,346,640 shares of common stock eligible for trading in the public market. In addition, we currently have incentive equity instruments outstanding to purchase 9,284,362 shares of our common stock granted to our management, employees, directors and consultants. In addition, the vesting of all Vringo pre-Merger options are subject to further acceleration in case our common stock reaches certain price or market capitalization targets for 20 of 30 consecutive trading dates, as follows: (i) 75% acceleration if either the price of the our common stock is at least $10 or our market capitalization is $500,000,000 or more; and (ii) 100% acceleration if either the price of our common stock is at least $20 or our market capitalization is at least $1,000,000,000. Certain options that are outstanding have exercise prices that are below, and in some cases significantly below, recent market prices. Such securities, if exercised, will increase the number of issued and outstanding shares of common stock. Therefore, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. The average weighted exercise price of all currently outstanding warrants and options, as of November 14, 2012, is $3.01 per share.

Future sales of our shares of common stock by our stockholders could cause the market price of our common stock to drop significantly, even if our business is otherwise performing well.

As of November 9, 2012, we had 80,328,144 shares of common stock issued and outstanding, excluding shares of common stock issuable upon exercise of warrants or options. As shares saleable under Rule 144 are sold or as restrictions on resale need, the market price of our common stock could drop significantly, if the holders of restricted shares sell them, or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well.

If we are unable to adequately protect our intellectual property, we may not be able to compete effectively. In addition, the possibility of extensive delays in the patent issuance process could effectively reduce the term during which a marketed product is protected by patents.

We may need to obtain licenses to patents or other proprietary rights from third parties. We may not be able to obtain the licenses required under any patents or proprietary rights or they may not be available on acceptable terms. If we do not obtain required licenses, we may encounter delays in product development or find that the development, manufacture or sale of products requiring licenses could be foreclosed. We may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. We may not be able to acquire exclusive rights to the inventions or technical information derived from these collaborations, and disputes may arise over rights in derivative or related research programs conducted by us or in such collaborators.

Our ability to compete depends in part upon the strength of its proprietary rights in our technologies, brands and content. We rely on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect our intellectual property and proprietary rights. The efforts we have taken to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our services are made available through the Internet. There may be instances where we are not able to fully protect or utilize its intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our intellectual property and proprietary rights from unauthorized use, the value of its products may be reduced, which could negatively impact our business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products. In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources. If any of the foregoing were to occur, or if we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected.

If we are forced to resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. In addition, our proprietary rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings. We also rely on trade secrets and contract law to protect some of its proprietary technology. We entered into confidentiality and invention agreements with its employees and consultants. Nevertheless, these agreements may not be honored and they may not effectively protect our right to its un-patented trade secrets and know-how. Moreover, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

If we or our users infringe on the intellectual property rights of third parties, we may have to defend against litigation and pay damages and our business and prospects may be adversely affected.

If a third party were to assert that our products infringe on its patent, copyright, trademark, right of publicity, right of privacy, trade secret or other intellectual property rights, we could incur substantial litigation costs and be forced to pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume significant financial resources, but would also divert our management time and attention. Such claims or the lack of available access to certain sites or content could also cause our customers or potential customers to purchase competitors’ products if such competitors have access to the sites or contents that we are lacking or defer or limit their purchase or use of our products or services until resolution of the claim. In connection with any such claim or litigation, our mobile carriers and other partners may decide to re-assess their relationships with us, especially if they perceive that they may have potential liability or if such claimed infringement is a possible breach of our agreement with such mobile carrier. If any of our products are found to violate third-party intellectual property rights, we may have to re-engineer one or more of its products, or we may have to obtain licenses from third parties to continue offering its products without substantial re-engineering. Our efforts to re-engineer or obtain licenses could require significant expenditures of time and money and may not be successful. Accordingly, any claims or litigation regarding our infringement of intellectual property of a third party by us or our users could have a material adverse effect on our business and prospects.

Third party infringement claims could also significantly limit the Vringo Studio products and the content available in Vringo’s content library. The Vringo Studio tool allows users to access video from multiple sites on the web or from their computer and allows them to then edit and send these video clips to their mobile phones as customized video ringtones. These websites could choose to block Vringo from accessing their content for violating their terms of service by allowing users to download clips or for any other reason, which could significantly limit the availability of content in the Vringo Studio. Additionally, while we employ special software that seeks to determine whether a clip is copyrighted or otherwise restricted, it is not feasible for us to determine whether users of Vringo Studio own or acquire appropriate intellectual property permissions to use each clip before it is downloaded. Therefore, we require users of the Vringo Studio to certify that they have the rights to use the content that they desire to send to their phone. Additionally, while the majority of the clips in our content library are either licensed by us directly or are public domain or creative commons, our content library contains certain clips which we have not licensed from the content owner. As a result, we may receive cease-and-desist letters, or other threats of litigation, from website hosts and content owners asserting that we are infringing on their intellectual property or violating the terms and conditions of their websites. In such a case, we will remove or attempt to obtain licenses for such content or obtain additional content from other websites. However, there is no assurance that we will be able to enter into license agreements with content owners. Consequently, we may be forced to remove a portion of our content from the Vringo studio library and significantly limit the availability of content in the Vringo Studio. This would negatively impact our user experience and may cause users to cancel our service and make our service less attractive to its partners.

If we are unable to enter into or maintain distribution arrangements with major mobile carriers and/or other partners and develop and maintain our existing strategic relationships with mobile carriers, we will be unable to distribute our products effectively or generate significant revenue.

Our strategy for distributing our applications and services is dependent upon establishing distribution arrangements with major mobile carriers and other partners. We currently have distribution arrangements with Etisalat (Emirates Telecom), Orange (Everything Everywhere), Vodafone, Verizon, Maxis, Celcom (Axiata Berhard), Hungama Mobile and Du. We need to develop and maintain strategic relationships with these entities in order for them to market our service to their end users. While we have entered into agreements with the aforementioned mobile carriers pursuant to which our service may be made available to their end-users, such agreements are not exclusive and generally do not obligate the partner to market or distribute our service. In addition, a number of our distribution agreements allow the mobile carrier to terminate its rights under the agreement at any time and for any reason upon 30 days’ notice. We are dependent upon the subsequent success of these partners in performing their responsibilities and sufficiently marketing our service. We cannot provide any assurance that we will be able to negotiate, execute and maintain favorable agreements and relationships with any additional partners, that the partners with whom we have a contractual relationship will choose to promote our service or that such partners will be successful and/or will not pursue alternative technologies.

If we are unsuccessful in entering into and maintaining content license agreements, our revenue will be negatively affected.

The success of our service is dependent upon its providing end-users with content they desire. An important aspect of this strategy is establishing licensing relationships with third party content providers that have desirable content. Content license agreements generally have a fixed term, may or may not include provisions for exclusivity and may require us to make significant minimum payments. We have entered into approximately 35 content license agreements with various content providers. While our business is not dependent on any particular content license agreement, there is no assurance that we will enter into a sufficient number of content license agreements or that the ones that we enter into will be profitable and will not be terminated early.

We may not be able to generate revenues from certain of our prepaid mobile customers.

We currently operate in markets that have a high percentage of prepaid mobile customers. Many of these users may not have a sufficient balance in their prepaid account when their free trial ends and we bill them to cover the charges for subscribing to its service. As a result, the subscriber numbers that we periodically disclose may not generate revenues at the expected level.

We are dependent on mobile carriers and other partners to make timely payments to us.

We receive our revenue from mobile carriers and other distribution partners who may delay payment to us, dispute amounts owed to us, or in some cases refuse to pay us at all. Many of these partners are in markets where we may have limited legal recourse to collect payments from these partners. Our failure to collect payments owed to it from our partners will have an adverse effect on our business and our results of operations.

We may not be able to continue to maintain our application on all of the operating systems that we currently support.

Some of our applications are compatible with various mobile operating systems including Android, Blackberry, Sony Ericsson, Symbian, Apple’s iOS, Java, and Windows Mobile operating systems. While Windows Mobile, Blackberry and Android do not support video ringtones natively, our development team has enabled its application to work on many devices which utilize these operating systems. The user base for the video ringtone service is spread out amongst a number of smartphone and feature phone operating systems, with applications on each aforementioned operating system representing less than 5% of the total subscribers to our video ringtone platform. Our Facetones® platform, which represents less than 5% of our revenue for the three months ended September 30, 2012, is heavily reliant upon our Android devices users. Currently, over 96% of our Facetones® users utilize the Android operating system. In addition, our commercial agreement with ZTE is solely reliant on our ability to maintain our support for the Android operating system. Since these operating systems do not support our applications natively, any significant changes to these operating systems by their respective developers may prevent our application from working properly or at all on these systems. If we are unable to maintain our application on these operating systems or on any other operating systems, users of these operating systems will not be able to use our application, which could adversely affect our business and results of operations.

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

Major equipment failures, natural disasters, including severe weather, terrorist acts, acts of war, cyber-attacks or other breaches of network or information technology security that affect third-party networks, transport facilities, communications switches, routers, microwave links, cell sites or other third-party equipment on which we rely, could cause major network failures and/or unusually high network traffic demands that could have a material adverse effect on our operations or its ability to provide service to our customers. These events could disrupt our operations, require significant resources to resolve, result in a loss of customers or impair our ability to attract new customers, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, with the growth of wireless data services, enterprise data interfaces and Internet-based or Internet Protocol-enabled applications, wireless networks and devices are exposed to a greater degree to third-party data or applications over which we have less direct control. As a result, the network infrastructure and information systems on which we rely, as well as our customers’ wireless devices, may be subject to a wider array of potential security risks, including viruses and other types of computer-based attacks, which could cause lapses in our service or adversely affect the ability of our customers to access its service. Such lapses could have a material adverse effect on our business and its results of operations.

Our business depends upon its ability to keep pace with the latest technological changes and our failure to do so could make us less competitive in our industry.

The market for our products and services is characterized by rapid change and technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. Products using new technologies or emerging industry standards could make our products and services less attractive. Furthermore, our competitors may have access to technology not available to us, which may enable them to produce products of greater interest to consumers or at a more competitive cost. Failure to respond in a timely and cost-effective way to these technological developments may result in serious harm to our business and operating results. As a result, our success will depend, in part, on its ability to develop and market product and service offerings that respond in a timely manner to the technological advances available to our customers, evolving industry standards and changing preferences.

Our Facetones® application depends upon our continued access to Facebook® photos.

Our Facetones® application creates automated video slideshow using friends’ photos from social media web sites, primarily from Facebook®, the world’s leading social media site. Facetones® represented less than 5% of our revenue for the three months ended September 30, 2012; however, we believe that the rapid growth of our user base is critical to the value of our mobile application business. In the event Facebook® prohibits or restricts the ability of our application to access photos on its site, our business, financial condition, operating results and projected growth could be harmed. In February 2012, Vringo entered into an agreement with Facebook®, which clarifies our permitted use of the Facetones® mark and domain name.

Regulation concerning consumer privacy may adversely affect our business.

Certain technologies that we currently support, or may in the future support, are capable of collecting personally-identifiable information. We anticipate that as mobile telephone software continues to develop, it will be possible to collect or monitor substantially more of this type of information. A growing body of laws designed to protect the privacy of personally-identifiable information, as well as to protect against its misuse, and the judicial interpretations of such laws, may adversely affect the growth of our business. In the United States, these laws could include the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Fair Credit Reporting Act and the Gramm-Leach Bliley Act, as well as various state laws and related regulations. In addition, certain governmental agencies, like the Federal Trade Commission, have the authority to protect against the misuse of consumer information by targeting companies that collect, disseminate or maintain personal information in an unfair or deceptive manner. In particular, such laws could limit our ability to collect information related to users or our services, to store or process that information in what would otherwise be the most efficient manner, or to commercialize new products based on new technologies. The evolving nature of all of these laws and regulations, as well as the evolving nature of various governmental bodies’ enforcement efforts, and the possibility of new laws in this area, may adversely affect our ability to collect and disseminate or share certain information about consumers and may negatively affect Vringo’s ability to make use of that information. If we fail to successfully comply with applicable regulations in this area, its business and prospects could be harmed.

Our ability to raise capital through equity or equity-linked transactions may be limited.

In order for us to raise capital privately through equity or equity-linked transactions, stockholder approval is required to enable us to issue more than 19.99% of our outstanding shares of common stock pursuant to the rules and regulations of the NYSE MKT (formerly, NYSE Amex). Should stockholders not approve such issuances, our sole means to raise capital would be through debt, which could have a material adverse effect on our balance sheet and overall financial condition.

If there are significant shifts in the political, economic and military conditions in Israel and its neighbors, it could have a material adverse effect on our business relationships and profitability.

Our research and development facility and finance department are located in Israel and some of our key personnel reside in Israel. Our business is directly affected by the political, economic and military conditions in Israel and its neighbors. Major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our existing business relationships and on our operating results and financial condition. Furthermore, several countries restrict business with Israeli companies, which may impair our ability to create new business relationships or to be, or become, profitable.

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

Because our current revenues are, and are expected to be, generated in U.S Dollars, British Pounds and Euros, while a portion of our expenses is, and is expected to be, incurred in British Pounds, Euros and in New Israeli Shekels, our results may be significantly affected by currency exchange rate fluctuations.

Our revenues are, and are expected to be, generated in U.S Dollars, Euros and in the British Pound, while significant salary related expenses are paid in New Israeli Shekels and expenses related to maintaining, prosecuting and enforcing the patents acquired from Nokia are expected to be paid in British Pounds and in Euros. As a result, we are exposed to the adverse effect of increased dollar-measured cost of our operations, as value of these currencies may materially fluctuate against the U.S Dollar, as it is affected by, among other things, changes in political and economic conditions. Fluctuations in the abovementioned exchange rates, or even the appearance of instability in any such exchange rate, could adversely affect our ability to operate our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 30, 2012, the Company issued 50,000 shares of its common stock to Chardan Capital Markets, LLC, pursuant to a consulting agreement. The issuance of the shares was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 12, 2012, the Company released H. Van Sinclair, a member of the board of directors of the Company, from certain restrictions on sales and other dispositions and public announcement or disclosure which were included in that certain Lock-Up Agreement, dated July 19, 2012, entered into between the Company and each of the directors and executive officers, as previously disclosed on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2012 in connection with the establishment of a pre-arranged trading plan that complies with Rule 10b5-1 under the Exchange Act. The Lock-Up Agreement was filed as Exhibit 10.6 to the Current Report. All other provisions of the Lock-Up Agreement have remained unchanged.

H. Van Sinclair intends to establish a stock trading plan with respect to shares of common stock owned by him or underlying warrants, restricted stock units or stock options owned by him in accordance with Rule 10b5-1 under the Exchange Act. All of such transactions will be made subject to the volume limitations under Rule 144.

This trading plan is in addition to trading plans already established by members of the Board and officers on August 31, 2012, some of which may be amended from time to time. The transactions under these trading plans will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission. The trading plans are designed to align the interests of directors and officers with the Company’s investors by allowing them to monetize a portion of their equity positions in a systematic, nondiscretionary manner with the goal of minimal market impact, and compliance with federal securities laws and regulations adopted by the Securities and Exchange Commission.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Vringo, Inc., VIP Merger Sub, Inc. and I/P, Inc., dated as of March 12, 2012 (incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K filed on March 14, 2012)
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation to effect an increase in authorized shares (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed on July 20, 2012)
3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.2 to our Current Report on Form 8-K filed on July 20, 2012)
4.1	Form of Series 1 Warrant (incorporated by reference from Annex F to our Registration Statement on Form S-4 (File No. 333-180609) originally filed with the SEC on April 6, 2012)
4.2	Form of Series 1 Warrant (incorporated by reference from Annex G to our Registration Statement on Form S-4 (File No. 333-180609) originally filed with the SEC on April 6, 2012)

10.1#*	Confidential Patent Purchase Agreement, dated August 9, 2012, by and between Vringo, Inc. and Nokia Corporation
10.2†*	Vringo, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan
10.3	Form of Subscription Agreement, dated August 9, 2012, by and between Vringo, Inc. and each of the investors named therein (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2012)

10.4*	Lease, dated July 10, 2012, by and between Vringo, Inc. and Teachers Insurance and Annuity Association of America, for the benefit of its separate Real Estate Account Landlord

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1***	The following information from Vringo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2012, three month period ended September 30, 2011 and the period from inception of I/P (June 8, 2011) through September 30, 2011; (ii) Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011; (iii) Unaudited Consolidated Statements of Stockholders’ Equity as of September 30, 2012; (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and the Period from June 8, 2011 (inception) to September 30, 2011; and (v) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.

†	Indicates management compensatory plan, contract or arrangement.
#	Confidential treatment has been requested with respect to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities and Exchange Act of 1934, as amended.
*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 2012.

VRINGO, INC.

By:	/S/ Ellen Cohl
Ellen Cohl
Chief Financial Officer
(Principal Financial Officer)

