Form 10-K
period 2012-12-31
Vringo Inc
filed 2013-03-21
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to _____

Commission file number 001-34785

VRINGO, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4988129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 3rd Avenue, 15th Floor, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (646) 525-4319

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share Warrants to purchase Common Stock	NYSE MKT NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the closing sale price of such shares on NYSE MKT on June 30, 2012, was $58,100,581.

As of March 20, 2013, 82,451,074 shares of the registrant's common stock were outstanding.

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

As a result, the Merger has been accounted for as a reverse acquisition under which I/P was considered the acquirer of Vringo. As such, the financial statements of I/P are treated as the historical financial statements of the combined company, with the results of Vringo being included from July 19, 2012.

All references in this Annual Report on Form 10-K to “we,” “us” and “our” refer to Vringo, Inc., a Delaware corporation, and its consolidated subsidiaries for periods after the closing of the Merger, and to I/P and its consolidated subsidiaries for periods prior to the closing of the Merger unless the context requires otherwise.

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

We caution readers that a variety of factors could cause actual results to differ materially from anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

•	our inability to monetize our patents or recoup our investment;

•	our inability to protect our intellectual property rights;

•	our ability to develop and introduce new products and/or develop new intellectual property;

•	new legislation, regulations or court rulings related to enforcing patents, that could harm our business and operating results;

•	the inability to realize the potential value created by the Merger with I/P for our stockholders;

•	lack of market acceptance of our products;

•	unexpected trends in the mobile phone and telecom infrastructure industries;

•	our future sales, profitability and other financial metrics;

•	our inability to expand our marketing and other operational capabilities;

•	our inability to raise additional capital to fund our combined operations and business plan;

•	our inability to successfully compete with other providers and products;

•	our inability to maintain the listing of our securities on a major exchange; and

•	our ability to retain key members of our management team.

Although management believes the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements. We disclaim any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as required by law.

PART I

Item 1. Business

Overview

We were incorporated in Delaware on January 9, 2006 and commenced operations during the first quarter of 2006. In March 2006, we formed a wholly-owned subsidiary, Vringo (Israel) Ltd., for the primary purpose of providing research and development services, as detailed in the intercompany service agreement. On July 19, 2012, I/P merged with us through an exchange of equity instruments of I/P for those of Vringo. The Merger was accounted for as a reverse acquisition under which I/P was considered the accounting acquirer of Vringo. As such, the financial statements of I/P are treated as the historical financial statements of the combined company, with the results of Vringo being included from July 19, 2012. I/P was incorporated in Delaware on June 8, 2011, originally as Labrador Search Corporation, and holds two wholly-owned subsidiaries: I/P Engine Inc., which was formed in Virginia on June 14, 2011, originally as Smart Search Labs Inc., which operates for the purpose of realizing economic benefits of intellectual property, and I/P Labs, Inc., which was incorporated in Delaware on June 8, 2011, originally as Scottish Terrier Capital Inc., which operates for the purpose of acquiring and developing patented technologies and intellectual property. On August 31, 2012, we formed two wholly-owned subsidiaries, incorporated in Delaware: Vringo Labs, Inc. which operates for the purpose of acquiring and developing patented technologies and intellectual property and Vringo Infrastructure, Inc., which operates for the purpose of realizing economic benefits from telecommunications infrastructure patents. Vringo Infrastructure, Inc. acquired assets from Nokia Corporation (“Nokia”) upon its formation, as further described below. In addition, on October 18, 2012, we formed a wholly-owned subsidiary in Germany, Vringo Germany GmbH, for the purpose of innovating, developing, and monetizing mobile technology and intellectual property in Germany.

Our business strives to innovate, acquire, license and protect intellectual property worldwide. Our attempts are focused on identification, acquisition and generation of economic benefits of intellectual property assets. We plan to continue to further expand our portfolio of intellectual property assets through acquisition and internal development of new technologies. We intend to monetize our intellectual property assets through a variety of value enhancing initiatives, including, but not limited to:

•	licensing,

•	strategic partnerships, and

•	litigation.

We are still a development stage company. From the inception of I/P (June 8, 2011) (“Inception”) to date, we have raised approximately $95,839,000. These amounts have been used to finance our operations, as until now, we have not yet generated any significant revenues. From Inception through December 31, 2012, we recorded losses of approximately $23,595,000 and net cash outflow from operations of approximately $15,996,000. Our average monthly cash burn rate from operations for the year ended December 31, 2012 and for the period from Inception through December 31, 2011 was approximately $1,205,000 and $228,000, respectively.

Intellectual Property

Search Patents

Upon Inception in June 2011, I/P acquired its initial patent assets from Lycos, Inc (“Lycos”) through its wholly-owned subsidiary, I/P Engine. Such assets were comprised of eight patents relating to information filtering and search technologies. As one means of realizing the value of the patents acquired from Lycos, on September 15, 2011, I/P initiated (through I/P Engine) litigation in the United States District Court, Eastern District of Virginia, against AOL Inc. (“AOL”), Google, Inc. (“Google”), IAC Search & Media, Inc. (“IAC”), Gannett Company, Inc. (“Gannett”), and Target Corporation (“Target”) (collectively, the “Defendants”) for infringement regarding two of the patents acquired from Lycos (U.S. Patent Nos. 6,314,420 and 6,775,664) (collectively the “Patents”). The case number is 2:11 CV 512-RAJ/FBS. The court docket for the case, including the parties’ briefs, is publicly available on the Public Access to Court Electronic Records website (“PACER”), www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts.

Trial commenced on October 16, 2012, and the case was submitted to the jury on November 1, 2012. On November 6, 2012, the jury unanimously returned a verdict as follows: (i) I/P Engine had proven by a preponderance of the evidence that the Defendants infringed the asserted claims of the patents; and (ii) Defendants had not proven by clear and convincing evidence that the asserted claims of the patents are invalid by anticipation. The jury also found certain specific facts related to the ultimate question of whether the patents are invalid as obvious. Based on such facts, on November 20, 2012, the court issued a ruling that the patents-in-suit were not obvious. The jury found that reasonable royalty damages should be based on a "running royalty", and that the running royalty rate should be 3.5%. The jury also found that the following sums of money, if paid now in cash, would reasonably compensate I/P Engine for the Defendants past infringement: Google: $15,800,000, AOL: $7,943,000, IAC: $6,650,000, Gannett: $4,322, Target: $98,833.

After trial, I/P Engine and Defendants filed post-trial motions with the court. The parties have now fully briefed all but one of the filed post-trial motions. I/P Engine filed motions related to the issues of laches, damages, and post-judgment royalties, which is the one motion not fully briefed. The Defendants filed motions related to issues of non-infringement, invalidity and damages. The court has denied I/P Engine’s motion related to the issue of laches. The fully briefed motions are ripe for judicial determination. The court has indicated that after the currently-briefed motions are decided, the court may consider the issue of post-judgment royalties.

On March 15, 2012, Google submitted a request to the USPTO for ex parte reexamination of U.S. Patent No. 6,314,420, one of the two patents-in-suit. The request was deposited on March 16, 2012 and was assigned Control No. 90/009,991. This request is a standard tactic used by defendants in patent litigation cases. On July 18, 2012, the USPTO issued a determination ordering a reexamination. On September 25, 2012, the USPTO issued a first, non-final office action where it adopted the rejections proposed by Google. Our response was filed on November 26, 2012. Since then, we conducted an examiner interview and filed an Interview Summary on February 22, 2013.

On November 28, 2012, Google submitted a request to the USPTO for ex parte reexamination of U.S. Patent No. 6,775,664, the other of the two patents-in-suit. The request was assigned Control No. 90/012,722. On January 17, 2013, the USPTO issued a determination ordering a reexamination, but found that three of the identified prior art references identified by Google were not considered prior art to the 6,775,664 patent. We expect further action from the USPTO, either a Notice of Allowance or a First, Non-Final Office Action.

In an effort to have those three prior art references considered in a reexamination request of U.S. Patent No. 6,775,664, Google filed a second reexamination request of that patent on February 8, 2013. On March 7, 2013, the USPTO issued a determination ordering a reexamination in the second requested reexamination. The reexamination was assigned Control No. 90/012,791.

To further realize the value of the patents acquired from Lycos, on January 31, 2013, I/P Engine filed an action asserting infringement of U.S. Patent Nos. 6,314,420 and 6,775,664 in the United States District Court, Southern District of New York, against Microsoft Corporation. The case number is 1:13 CV 688-JGK.

Infrastructure Patents

On August 9, 2012, we entered into a patent purchase agreement with Nokia Corporation ("Nokia"), pursuant to which Nokia agreed to sell us a portfolio consisting of over 500 patents and patent applications worldwide, including over 100 issued United States patents. We agreed to compensate Nokia with a cash payment and certain ongoing rights in revenues generated from the patent portfolio. The portfolio encompasses technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. Declarations have been filed by Nokia indicating that 31 of the 124 patent families acquired may be essential to wireless communications standards. Standards represented in the portfolio are commonly known as 2G, 2.5G, 3G and 4G and related technologies and include GSM, WCDMA, T63, T64, DECT, LTE, and SAE. The purchase price for the portfolio was $22,000,000, and in addition we capitalized acquisition costs of $548,000. To the extent that the gross revenue (as defined in the purchase agreement) generated by such portfolio exceeds $22,000,000, a royalty of 35% of such excess would be payable to Nokia. The $22,000,000 cash payment was made to Nokia on August 10, 2012. The purchase agreement provides that Nokia and its affiliates will retain a non-exclusive, worldwide and fully paid-up license (without the right to grant sublicenses) to the portfolio for the sole purpose of supplying (as defined in the purchase agreement) Nokia’s products. The purchase agreement also provides that if we bring a proceeding against Nokia or its affiliates within seven years, Nokia shall have the right to re-acquire the patent portfolio for a nominal amount. Further, if we either sell to a third party any assigned essential cellular patent, or more than a certain portion of the other assigned patents (other than in connection with a change of control of our company), or file an action against a telecom provider to enforce any of the assigned patents (other than in response to any specified action filed by a telecom provider against us or our affiliate) which action is not withdrawn after notice from Nokia, then we will be obligated to pay to Nokia a substantial impairment payment.

As one of the means of realizing the value of the patents on telecom infrastructure, our wholly-owned subsidiaries, Vringo Infrastructure, Inc. (“Vringo Infrastructure”) and Vringo Germany GmbH (“Vringo Germany”) have filed a number of suits in European jurisdictions alleging infringement of certain European patents.

On October 5, 2012, Vringo Infrastructure, filed a suit in the UK High Court of Justice, Chancery Division, Patents Court, alleging infringement of European Patents (UK) 1,212,919; 1,166,589; and 1,808,029. ZTE (UK) Ltd.’s formal response to the complaint was received on November 19, 2012 and included a counterclaim for invalidity of the patents in suit. Vringo Infrastructure responded to the defense on January 16, 2013. Vringo Infrastructure filed a further UK suit on December 3, 2012, alleging infringement of European Patents (UK) 1,221,212; 1,330,933; and 1,186,119. ZTE (UK) Ltd.’s response to this claim was received on February 27, 2013 and included a counterclaim for invalidity of the patents in suit. Vringo Infrastructure’s reply was filed on March 20, 2013. The UK complaints allege that ZTE’s cellular network elements fall within the scope of all six patents, and ZTE’s GSM/UMTS multi-mode wireless handsets also fall within the scope of at least the 1,808,029 patent. Declarations have been filed at the European Telecommunications and Standards Institute (ETSI) that cover all the patent applications from which the patents in suit are derived. A case management conference where among other matters, the schedule for the UK lawsuits will be set, is anticipated in April or May, 2013.

Germany has a split-infringement system where patent infringement cases are heard in district courts of general jurisdiction and nullity cases (where the validity of patents is adjudicated) are heard in a different proceeding in the Federal Patents Court. Appeals from the district court and the Patents Court are heard by distinct appellate courts. The final appeals from those appeal courts are combined and heard together in German Federal Supreme Court. Infringement actions are typically decided by the trial court within 8 to 13 months. Nullity cases are typically decided by the trial court within 18 to 22 months. If the district court finds a patent infringed, absent specific factors, it will generally issue an injunction. Where there is a pending nullity action and the accused infringer has not sufficiently rebutted the asserted patent’s presumption of validity, the district court, will generally issue an injunction upon payment of a security. Where the presumption of validity has been sufficiently rebutted, the district court will generally stay proceedings pending the outcome of the nullity case if infringement is established at trial.

On November 15, 2012, Vringo Germany filed a suit in the Mannheim Regional Court in Germany, alleging infringement of European Patent (DE) 1,212,919. ZTE Corporation and ZTE Deutschland GmbH formally responded to the complaint on February, 15, 2013. The lawsuit was expanded to include a second patent on February 21, 2013, alleging infringement of European Patent (DE) 1,186,119. At the Mannheim Court’s request a consolidated trial is scheduled to be held on October 15, 2013. On February 14, 2013, ZTE filed its first defensive infringement pleading with respect to European Patent (DE) 1,186,119. The Mannheim Court has set the due date for Vringo Germany’s reply brief on May 31, 2013 and ZTE’s rejoinder brief on August 30, 2013. No further briefing before trial is currently anticipated.

To date, ZTE has not made an Orange Book offer with respect to European Patent (DE) 1,186,119. Under German law, where a defendant alleges: (a) plaintiff has a dominant position under the relevant competition (a/k/a anti-trust) laws, for example, because of plaintiff’s assertion of a patent that is essential to a technical standard, and (b) plaintiff has failed to offer a license under fair, reasonable and non-discriminatory terms (FRAND), and if the defendant’s allegation is accepted by the Court, the Court may decide not to grant an injunction. It is a condition of this defense in Germany that the defendant must make a binding, unconditional offer to the plaintiff to conclude a license on FRAND terms and stay bound by that offer. Furthermore, the Orange Book offer must be such that its rejection by the plaintiff would amount to an abuse of a dominant position. Finally, defendant must behave like a licensee and provide regular royalty reports and remit payment to plaintiff or pay a sufficient amount of the royalties for prior infringement into escrow.

On February 15, 2013, ZTE filed a nullity suit with respect to European Patent (DE) 1,212,919 in the Federal Court, Munich, Germany, alleging invalidity of the patent. We anticipate a trial in the nullity suit to occur in the second half of 2014.

In November and December 2012, ZTE Corporation initiated invalidity proceedings in China against Chinese Patents ZL00806049.5; ZL 00812876.6; and ZL200480044232.1, the Chinese equivalents of European Patents 1,212,919; 1,166,589; and 1,808,029. Vringo Infrastructure has begun defending these actions by filing responses in January and February 2013. The oral hearing for ZL200480044232.1 has been scheduled for April 2013. An oral hearing for ZL00806049.5, has been scheduled for May 2013. A hearing for ZL00812876.6 has not yet been scheduled.

Recent Acquisitions and Applications

We also continue to grow our technology portfolio. In the second half of 2012, as part of our efforts to develop new technology assets in the mobile and social media space, inventors working for us filed nine provisional patent applications covering technologies including: determining content relevance based on a user’s relationships; using mobile technologies as sleep aids; combining social media and on-line videos; improving mobile security using facial recognition technology; monitoring usage patterns of mobile devices and computers to make recommendations; technology that allows to post call information to social media; technology to assist in prioritizing electronic communications; technology that rewards a user’s specific wireless device activity. Additionally, our existing mobile portfolio continues to mature; including the grant on August 1, 2012 of European Patent 1,982,549 and on October 23, 2012 of U.S. Patent No. 8,295,205.

As part of our efforts to develop new technology in the telecom infrastructure space, we filed 12 continuation applications in the United States. In addition, we filed a continuation-in-part application that combines internally developed innovation in the Digital Rights Management space with telecom infrastructure. Further, through our wholly-owned subsidiary, Vringo Labs, Inc., we filed a patent application relating to wireless energy charging.

On October 10, 2012, I/P Engine entered into a patent purchase agreement, pursuant to which we issued the seller 160,600 unregistered shares of our common stock, as well as a payment of 20% of collected future revenue attributable to the acquired patents and applications. The portfolio comprises U.S. Patent numbers 7,831,512 and 8,315,949, and U.S. application number 13/653,894. This intellectual property relates to the placement of advertisements on web pages when there is a vacancy for an advertisement, and such advertisement is placed via a bidding process.

Mobile Social Applications

We have developed a platform for the distribution of mobile applications. We continue to develop this platform and integrate it with mobile operators and content providers. Our product, which encompasses a suite of mobile and PC-based tools, enables users to create, download and share video ringtones and provides our business partners with a consumer-friendly and easy-to-integrate monetization platform. The standard revenue model for our video ringtone service offered through the carriers is a subscription-based model where users pay a monthly fee for access to our service and additional fees for premium content. Our Vringo video ringtone mobile application also functions as a standalone direct-to-consumer offering. Our free version has been released as an advertisement-supported application on the Google Play marketplace and is available in markets where we have not entered into commercial arrangements with carriers or other partners. As of March 21, 2013, we have commercial video ringtone services with nine carriers and partners.

Our Facetones® social ringtone application generates social visual ringtone content automatically by aggregating and displaying a user’s friends’ pictures from social networks and then displaying the pictures as a video ringtone, as well as a video ringback tone. These ringtones do not replace, but rather enhance, standard ringtone and ringback tones with relevant, current social content that is visually displayed. The product is available to consumers on several operating systems, most notably Android and is delivered in various configurations, with a variety of monetization methods. As of March 21, 2013, the Facetones® free ad-supported version had more than 2,000,000 total downloads across all platforms and is generating more than 2,500,000 advertising impressions on a weekly basis, primarily in North America. Facetones® is offered directly to consumers via leading mobile application stores and download sites where both freemium and ad-supported versions are available. Our revenue model is based on proceeds received from advertising networks, as well as from related development projects and potential payment of royalties. We have developed five separate versions of Facetones, including our most recent partnership with Nokia for the Asha Full Touch 311 devices.

Merger

On July 19, 2012, we consummated the Merger with I/P. I/P merged with and into VIP Merger Sub, Inc., a wholly-owned subsidiary of Vringo (“Merger Sub”), with Merger Sub being the surviving corporation through an exchange of capital stock of I/P for our capital stock. Upon completion of the Merger, (i) all of the 6,169,661 outstanding shares of common stock of I/P, par value $0.0001 per share were converted into 18,617,569 shares of our common stock, par value $0.01 per share; and (ii) all of the 6,673 shares of I/P’s Series A Preferred Stock, par value $0.0001 per share, converted into 6,673 shares of our Series A Convertible Preferred Stock, par value $0.01 per share, which converted into an aggregate of 20,136,445 shares of our common stock. The preferred stock issued had the powers, designations, preferences and other rights as set forth in a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed by us at closing. In addition, we issued to the holders of I/P capital stock (on a pro rata as-converted basis) an aggregate of 15,959,838 warrants to purchase an aggregate of 15,959,838 shares of our common stock with an exercise price of $1.76 per share.

Immediately following the completion of the Merger, the former stockholders of I/P owned approximately 55.04% of the outstanding common stock of the combined company, and our pre-merger stockholders owned approximately 44.96% of the outstanding common stock of the combined company. On a fully diluted basis, the former stockholders of I/P owned approximately 67.61% of the outstanding common stock of the combined company, and our pre-merger stockholders owned approximately 32.39% of the outstanding common stock of the combined company.

For accounting purposes, I/P was identified as the accounting “acquirer”, as it is defined in FASB Topic ASC 805. As a result, in the post-combination consolidated financial statements, as presented beginning with the third quarter of 2012, I/P’s assets and liabilities are presented at its pre-combination amounts, and our assets and liabilities are recognized and measured in accordance with the guidance for business combinations in ASC 805. See also Note 8 to the accompanying financial statements.

The accompanying consolidated financial statements include the accounts of I/P, Legal Parent and their wholly-owned subsidiaries, and are presented in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements include the results of operations of I/P and subsidiaries for all periods presented, with the results of operations of the Legal Parent and its subsidiaries for the period from July 19, 2012 (the effective date of the Merger) through December 31, 2012. Moreover, common stock amounts presented for comparative periods differ from those previously presented by I/P, due to application of accounting requirements applicable to a reverse acquisition.

Our Strategy

We innovate, acquire, license and protect intellectual property worldwide. We continually strive to expand our portfolio of intellectual property both through acquisition and development. Our goal is to partner with inventors who own the rights on compelling technologies. As of today, we manage an intellectual property portfolio consisting of over 500 patents and patent applications, covering telecom infrastructure, internet search, and mobile technologies. These patents and patent applications have been developed internally and acquired from third parties. To date we have filed 24 patents and had three issued in the United States and one notice of allowance in Europe. We believe that licenses to certain of our patents will be of interest to other application developers, infrastructure providers and manufacturers, and hardware manufacturers.

We seek to purchase all of, or interests in, intellectual property in exchange for cash and/or securities of our company and/or interests in the monetization of those assets. Our revenue from this business can be generated through licensing and litigation efforts. We engage in robust due diligence and a principled risk underwriting process to evaluate the merits and potential value of these assets. We seek to structure the terms of our acquisitions in a manner that will achieve the highest risk-adjusted returns possible. We believe that our capital resources and potential access to capital, together with the experience of our management team and board, will allow us to assemble a portfolio of quality assets with short and long-term revenue opportunities.

We believe that our core technology and business relationships will allow us to distribute applications and services through mobile operators, handset makers, and application storefronts. Our video ringtone platform remains the primary source of revenues among our mobile products and we continue to develop business for this product with mobile operators and content providers. Our solution, which encompasses a suite of mobile and PC-based tools, enables users to create, download and share video ringtones and provides our business partners with a consumer-friendly and easy-to-integrate monetization platform. Our Vringo video ringtone mobile app also functions as a standalone direct-to-consumer offering. As of March 21, 2013, we have commercial video ringtone services with seven carriers and partners. Separately, we seek to continue to expand the distribution of our free, ad-supported, mobile application.

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

We are a development stage company and we have generated no significant revenue to date. I/P, the accounting acquirer, was incorporated in June 2011, at which time it acquired patent assets from Lycos, Inc. To date, our business focused on the assertion of these patents. Therefore, we not only have a very limited operating history, but also a limited track record in executing our business model which includes, among other things, creating, prosecuting, licensing, litigating or otherwise monetizing our patent assets. Our limited operating history makes it difficult to evaluate our current business model and future prospects.

In light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development with no operating history, there is a significant risk that we will not be able to:

•	implement or execute our current business plan, or demonstrate that our business plan is sound; and/or

•	raise sufficient funds in the capital markets to effectuate our long-term business plan.

If we are unable to execute any one of the foregoing or similar matters relating to our operations, our business may fail.

We commenced legal proceedings against the major online search engines and communications companies, and we expect such proceedings to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.

To license or otherwise monetize the patent assets we own, we commenced legal proceedings against the owners of online search engines and other companies (including Microsoft Corp, ZTE (UK) Ltd., AOL, Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc., and Target Corporation), pursuant to which we allege that such companies infringe on one or more of our patents. Our viability is highly dependent on the outcome of these litigations, and there is a risk that we may be unable to achieve the results we desire from such litigation, which failure would harm our business to a great degree. In addition, the defendants in these litigations have substantially more resources than we do, which could make our litigation efforts more difficult.

We anticipate that legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, we may be forced to litigate against others to enforce or defend our intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which we are involved may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement. If such defenses or counterclaims are successful, they may preclude our ability to derive licensing revenue from the patents. A negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact our business. Additionally, we anticipate that our legal fees and other expenses will be material and will negatively impact our financial condition and results of operations and may result in our inability to continue our business. Expenses are also dependent on the outcome of current proceedings. Our failure to monetize our patent assets would significantly harm our business and financial position.

While we believe that the patents we own are being infringed by certain major online search engines and communications companies, there is a risk that a court will find the patents invalid, not infringed or unenforceable and/or that the U.S. Patent Office (USPTO) will either invalidate the patents or materially narrow the scope of their claims during the course of a re-examination. In addition, even with a positive trial court verdict, the patents may be invalidated, found not infringed or rendered unenforceable on appeal. This risk may occur either presently or from time to time in connection with future litigations we may bring. If this were to occur, it would have a material adverse effect on the viability of our company and our operations.

We believe that companies infringe our patents, but recognize that obtaining and collecting a judgment against such companies may be difficult or impossible. Patent litigation is inherently risky and the outcome is uncertain. Some of the parties we believe infringe on our patents are large and well-financed companies with substantially greater resources than ours. We believe that these parties would devote a substantial amount of resources in an attempt to avoid or limit a finding that they are liable for infringing our patents or, in the event liability is found, to avoid or limit the amount of associated damages. In addition, there is a risk that these parties may file re-examinations or other proceedings with the USPTO or other government agencies in an attempt to invalidate, narrow the scope or render unenforceable the patents we own.

Moreover, in connection with any of our present or future patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or our operating subsidiaries or award attorneys’ fees and/or expenses to one or more defendants, which could be material, and if we or our subsidiaries are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm our operating results and financial position.

In addition, it is difficult in general to predict the outcome of patent enforcement litigation at the trial or appellate level. There is a higher rate of appeals in patent enforcement litigation than standard business litigation. The defendants in any patent action we bring in the United States, including without limitation in the I/P Engine v. AOL et al. matter may file an appeal to the Court of Appeals to the Federal Circuit and possibly in the United States Supreme Court. Such appeals are expensive and time-consuming, and the outcomes of such appeals are sometimes unpredictable, resulting in increased costs and reduced or delayed revenue.

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

Our subsidiaries, Vringo Infrastructure Inc. (“Vringo Infrastructure”) and Vringo Germany GmbH (“Vringo Germany”), have commenced legal proceedings against ZTE (UK) Ltd., ZTE Corporation, and ZTE Deutschland GmbH (collectively “ZTE”), and expects such litigation to be time-consuming and costly, which may adversely affect our financial position and our ability to operate our business.

To license or otherwise monetize the patent assets we acquired from Nokia, Vringo Infrastructure and Vringo Germany have commenced legal proceedings against ZTE, pursuant to which, Vringo Infrastructure and Vringo Germany allege that ZTE infringe certain of Vringo Infrastructure and/or Vringo Germany’s patents. The defendant’s parent company is much larger than us and has substantially more resources, which could make our litigation efforts more difficult.

We anticipate that the above-mentioned legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, Vringo Infrastructure and Vringo Germany may be forced to litigate against others to enforce or defend their intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. ZTE may allege defenses and/or file counterclaims for inter alia revocation or file collateral litigations or initiate investigations in the UK or elsewhere in an effort to avoid or limit liability and damages for patent infringement. If such actions by ZTE are successful, they may preclude our ability to derive licensing revenue from the patents currently being asserted. We anticipate that ZTE may file additional invalidity proceedings against the China equivalents of EP Nos. 1,221,212; 1,330,933 and 1,186,119.

Additionally, we anticipate that our legal fees and other expenses will be material and will negatively impact our financial condition and results of operations and may result in our inability to continue our business. We estimate that our legal fees over the next twelve months will be significant for these enforcement actions. Expenses thereafter are dependent on the outcome of the status of the litigation. Our failure to monetize our patent assets would significantly harm our business.

Further, should we be deemed the losing party in any of our applications to the Court in the UK litigation or for the entire litigation, we may be held responsible for a substantial percentage of the defendant’s legal fees for the relevant application or for the litigation. These fees may be substantial. To date, ZTE has asserted that its anticipated fees in defending the UK litigation may be approximately $3,100,000. In Germany the amount of fees payable by a losing party is determined based on one of four possible statutory levels of “value in dispute.” The value is dispute is only very loosely correlated to the actual value of any potential final settlement or license. Under the current statute, our risk is capped at €735,000 were the court to determine that the value is dispute is at the highest tier under law.

However, should we be successful on any court applications or the entire litigation, ZTE would be responsible for a substantial percentage of our legal fees.

In Germany, should the court order an injunction, for it to be enforced, per the statutory rates, we believe the security would be for €1,000,000 for each of the two patents asserted. The statutory rate is not correlated to any actual monetary harm ZTE may suffer from the injunction. As a result, the district court judge is entitled to increase the amount of the security.

Further, if any of the patents in suit are found not infringed or invalid, it is highly unlikely that the relevant European patents (UK) would be viewed as essential and therefore infringed by all unlicensed market participants.

It is also possible that, in light of our litigation with ZTE, it will choose to suspend or sever its Facetones® related commercial relationship with us.

We may not be able to successfully monetize the patents we have acquired from Nokia and thus we may fail to realize all of the anticipated benefits of such acquisition.

There is no assurance that we will be able to successfully monetize the patent portfolio that we have acquired from Nokia. The patents we acquired from Nokia could fail to produce anticipated benefits, or could have other adverse effects that we currently do not foresee. Failure to successfully monetize these patent assets may have a material adverse effect on our business, financial condition and results of operations.

In addition, the acquisition of the patent portfolio is subject to a number of risks, including, but not limited to the following:

•	There is a significant time lag between acquiring a patent portfolio and recognizing revenue from those patent assets, if at all. During that time lag, material costs are likely to be incurred that would have a negative effect on our results of operations, cash flows and financial position.

•	The integration of a patent portfolio is a time consuming and expensive process that may disrupt our operations. If our integration efforts are not successful, our results of operations could be harmed. In addition, we may not achieve anticipated synergies or other benefits from such acquisition.

Therefore, there is no assurance that we will be able to monetize the acquired patent portfolio and recoup our investment.

We may seek to internally develop new inventions and intellectual property, which would take time and would be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of our investments in such activities.

Members of our management team have experience as inventors. As such, part of our business may include the internal development of new inventions or intellectual property that we will seek to monetize. However, this aspect of our business would likely require significant capital and would take time to achieve. Such activities could also distract our management team from its present business initiatives, which could have a material and adverse effect on our business. There is also the risk that our initiatives in this regard would not yield any viable new inventions or technology, which would lead to a loss of our investments in time and resources in such activities.

In addition, even if we are able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, we would need to develop and maintain, and they would heavily rely on, a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property we may develop principally including the following:

•	patent applications we may file may not result in issued patents or may take longer than we expect to result in issued patents;

•	we may be subject to interference proceedings;

•	we may be subject to opposition proceedings in the U.S. or foreign countries;

•	any patents that are issued to us may not provide meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable;

•	other companies may challenge patents issued to us;

•	other companies may have independently developed and/or patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate our technologies;

•	other companies may design around patents we have developed; and

•	enforcement of our patents could be complex, uncertain and very expensive.

We cannot be certain that patents will be issued as a result of any future applications, or that any of our patents, once issued, will provide us with adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we will be the first to make our additional new inventions or to file patent applications covering those inventions. It is also possible that others may have or may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. As to those patents that we may license or otherwise monetize, our rights will depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so. Our failure to obtain or maintain intellectual property rights for our inventions would lead to the loss of our investments in such activities, which would have a material and adverse effect on our company.

Moreover, patent application delays could cause delays in recognizing revenue from our internally generated patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

New legislation, regulations or court rulings related to enforcing patents could harm our business and operating results.

If Congress, the USPTO or courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect our business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect our ability to assert our patent or other intellectual property rights.

In addition, on September 16, 2011, the Leahy-Smith America Invents Act (or the Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to the United States patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. As the regulations and procedures to govern administration of the Leahy-Smith Act, were only recently fully effective, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of patents issued to us, all of which could have a material adverse effect on our business and financial condition.

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

Acquisitions of patent or other intellectual property assets, which are and will be critical to our business plan, are often time consuming, complex and costly to consummate. We may utilize many different transaction structures in our acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. As a result, we expect to incur significant operating expenses and will likely be required to raise capital during the negotiations even if the acquisition is ultimately not consummated. Even if we are able to acquire particular patent assets, there is no guarantee that we will generate sufficient revenue related to those patent assets to offset the acquisition costs. While we will seek to conduct confirmatory due diligence on the patent assets we are considering for acquisition, we may acquire patent assets from a seller who does not have proper title to those assets. In those cases, we may be required to spend significant resources to defend our interest in the patent assets and, if we are not successful, our acquisition may be invalid, in which case we could lose part or all of our investment in the assets.

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

In addition, we may acquire patents and technologies that are in the early stages of adoption in the commercial, industrial and consumer markets. Demand for some of these technologies will likely be untested and may be subject to fluctuation based upon the rate at which our licensees will adopt our patents and technologies in their products and services. As a result, there can be no assurance as to whether technologies we acquire or develop will have value that we can monetize.

In certain acquisitions of patent assets, we may seek to defer payment or finance a portion of the acquisition price. This approach may put us at a competitive disadvantage and could result in harm to our business.

We have limited capital and may seek to negotiate acquisitions of patent or other intellectual property assets where we can defer payments or finance a portion of the acquisition price. These types of debt financing or deferred payment arrangements may not be as attractive to sellers of patent assets as receiving the full purchase price for those assets in cash at the closing of the acquisition. As a result, we might not compete effectively against other companies in the market for acquiring patent assets, some of whom have greater cash resources than we have.

Any failure to maintain or protect our patent assets or other intellectual property rights could significantly impair our return on investment from such assets and harm our brand, business and operating results.

Our ability to operate our business and compete in the intellectual property market largely depends on the superiority, uniqueness and value of our patent assets and other intellectual property. To protect our proprietary rights, we rely on and will rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. No assurances can be given that any of the measures we undertake to protect and maintain our assets will have any measure of success.

Following the acquisition of patent assets, we will likely be required to spend significant time and resources to maintain the effectiveness of those assets by paying maintenance fees and making filings with the USPTO. We may acquire patent assets, including patent applications, which require us to spend resources to prosecute the applications with the USPTO. Further, there is a material risk that patent related claims (such as, for example, infringement claims (and/or claims for indemnification resulting therefrom), unenforceability claims, or invalidity claims) will be asserted or prosecuted against us, and such assertions or prosecutions could materially and adversely affect our business. Regardless of whether any such claims are valid or can be successfully asserted, defending such claims could cause us to incur significant costs and could divert resources away from our other activities.

Despite our efforts to protect our intellectual property rights, any of the following or similar occurrences may reduce the value of our intellectual property:

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

Weak global economic conditions may cause infringing parties to delay entering into licensing agreements, which could prolong our litigation and adversely affect our financial condition and operating results.

Our business plan depends significantly on worldwide economic conditions, and the United States and world economies have recently experienced weak economic conditions. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material negative effect on the willingness of parties infringing on our assets to enter into licensing or other revenue generating agreements voluntarily. Entering into such agreements is critical to our business plan, and our failure to do so could cause material harm to our business.

The exercise of a substantial number of warrants or options by our security holders may have an adverse effect on the market price of our common stock.

Should our warrants outstanding as of March 20, 2013, be exercised, there would be an additional 18,769,115 shares of common stock eligible for trading in the public market. In addition, we currently have incentive equity instruments outstanding to purchase 15,219,002 shares of our common stock granted to our management, employees, directors and consultants. Certain options granted to officers, directors and certain key employees are subject to acceleration of vesting of up to 100% (according to the agreement signed with each grantee), upon a subsequent change of control. Certain options that are outstanding have exercise prices that are below, and in some cases significantly below, recent market prices. Such securities, if exercised, will increase the number of issued and outstanding shares of common stock. Therefore, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. The average weighted exercise price of all currently outstanding warrants and options, as of March 20, 2013, is $3.19 per share.

Future sales of our shares of common stock by our stockholders could cause the market price of our common stock to drop significantly, even if our business is otherwise performing well.

As of March 20, 2013, we had 82,451,074 shares of common stock issued and outstanding, excluding shares of common stock issuable upon exercise of warrants, options or restricted stock units (“RSUs”). As shares saleable under Rule 144 are sold or as restrictions on resale lapse, the market price of our common stock could drop significantly, if the holders of restricted shares sell them, or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well.

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

Our ability to compete depends in part upon the strength of our proprietary rights in our technologies, brands and content. We rely on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect our intellectual property and proprietary rights. The efforts we have taken to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our services are made available through the Internet. There may be instances where we are not able to fully protect or utilize our intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our intellectual property and proprietary rights from unauthorized use, the value of our products may be reduced, which could negatively impact our business. Our inability to obtain appropriate protection for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products. In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources. If any of the foregoing were to occur, or if we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected.

If we are forced to resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. In addition, our proprietary rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings. We also rely on trade secrets and contract law to protect some of our proprietary technology. We entered into confidentiality and invention agreements with our employees and consultants. Nevertheless, these agreements may not be honored and they may not effectively protect our right to our un-patented trade secrets and know-how. Moreover, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

If we or our users infringe on the intellectual property rights of third parties, we may have to defend against litigation and pay damages and our business and prospects may be adversely affected.

If a third party were to assert that our products infringe on our patent, copyright, trademark, right of publicity, right of privacy, trade secret or other intellectual property rights, we could incur substantial litigation costs and be forced to pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume significant financial resources, but would also divert our management time and attention. Such claims or the lack of available access to certain sites or content could also cause our customers or potential customers to purchase competitors’ products if such competitors have access to the sites or contents that we are lacking or defer or limit their purchase or use of our products or services until resolution of the claim. In connection with any such claim or litigation, our mobile carriers and other partners may decide to re-assess their relationships with us, especially if they perceive that they may have potential liability or if such claimed infringement is a possible breach of our agreement with such mobile carrier. If any of our products are found to violate third-party intellectual property rights, we may have to re-engineer one or more of our products, or we may have to obtain licenses from third parties to continue offering our products without substantial re-engineering. Our efforts to re-engineer or obtain licenses could require significant expenditures of time and money and may not be successful. Accordingly, any claims or litigation regarding our infringement of intellectual property of a third party by us or our users could have a material adverse effect on our business and prospects.

If we are unable to enter into or maintain distribution arrangements with major mobile carriers and/or other partners and develop and maintain our existing strategic relationships with mobile carriers, we will be unable to distribute our products effectively or generate significant revenue.

Our strategy for distributing our applications and services is dependent upon establishing distribution arrangements with major mobile carriers and other partners. We currently have distribution arrangements with Etisalat (Emirates Telecom), Orange (Everything Everywhere), Vodafone, Verizon, Maxis, Celcom (Axiata Berhard), Hungama Mobile and Du. We need to develop and maintain strategic relationships with these entities in order for them to market our service to their end users. While we have entered into agreements with the aforementioned mobile carriers pursuant to which our service may be made available to their end-users, such agreements are not exclusive and generally do not obligate the partner to market or distribute our service. In addition, a number of our distribution agreements allow the mobile carrier to terminate their rights under the agreement at any time and for any reason upon 30 days’ notice. We are dependent upon the subsequent success of these partners in performing their responsibilities and sufficiently marketing our service. We cannot provide any assurance that we will be able to negotiate, execute and maintain favorable agreements and relationships with any additional partners, that the partners with whom we have a contractual relationship will choose to promote our service or that such partners will be successful and/or will not pursue alternative technologies.

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

Some of our applications are compatible with various mobile operating systems including Android, Blackberry, Sony Ericsson, Symbian, Apple’s iOS, Java, and Windows Mobile operating systems. While Windows Mobile, Blackberry and Android do not support video ringtones natively, our development team has enabled our application to work on many devices which utilize these operating systems. The user base for the video ringtone service is spread out amongst a number of smartphone and feature phone operating systems, with applications on each aforementioned operating system representing less than 5% of the total subscribers to our video ringtone platform. Our Facetones® platform, which represented less than 5% of our revenue for the year ended December 31, 2012, is heavily reliant upon our Android devices users. Currently, over 96% of our Facetones® users utilize the Android operating system. In addition, our commercial agreement with ZTE is solely reliant on our ability to maintain our support for the Android operating system. Since these operating systems do not support our applications natively, any significant changes to these operating systems by their respective developers may prevent our application from working properly or at all on these systems. If we are unable to maintain our application on these operating systems or on any other operating systems, users of these operating systems will not be able to use our application, which could adversely affect our business and results of operations.

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

In addition, with the growth of wireless data services, enterprise data interfaces and Internet-based or Internet Protocol-enabled applications, wireless networks and devices are exposed to a greater degree to third-party data or applications over which we have less direct control. As a result, the network infrastructure and information systems on which we rely, as well as our customers’ wireless devices, may be subject to a wider array of potential security risks, including viruses and other types of computer-based attacks, which could cause lapses in our service or adversely affect the ability of our customers to access our service. Such lapses could have a material adverse effect on our business and results of operations.

Our business depends upon our ability to keep pace with the latest technological changes and our failure to do so could make us less competitive in our industry.

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

In order for us to raise capital privately through equity or equity-linked transactions, stockholder approval is required to enable us to issue more than 19.99% of our outstanding shares of common stock pursuant to the rules and regulations of the NYSE MKT (formerly, NYSE Amex). Should stockholders not approve such issuances, one means to raise capital would be through debt, which could have a material adverse effect on our balance sheet and overall financial condition.

We may not be able to raise additional capital. Moreover, additional financing may have an adverse effect on the value of the equity instruments held by our stockholders.

We may choose to raise additional funds in connection with any potential acquisition of patent portfolios or other intellectual property assets or operating businesses. In addition, we may also need additional funds to respond to business opportunities and challenges, including our ongoing operating expenses, protection of our assets, development of new lines of business and enhancement of our operating infrastructure. While we will need to seek additional funding, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our business plans. Any such financing that we undertake will likely be dilutive to our current stockholders.

We may not be able to enforce covenants not-to-compete under current Israeli law, which may result in added competition.

We have non-competition agreements with some of our employees, some of which are governed by Israeli law. These agreements generally prohibit our employees from competing with or working for our competitors, during their term of employment and for specified periods of time after termination of their employment. However, Israeli courts may be reluctant to enforce non-compete undertakings of former employees and may not enforce those provisions, or only enforce those provisions for relatively brief periods of time in restricted geographical areas, and only when the employee has unique value specific to that employer’s business and not just regarding the professional development of the employee. If we are not able to enforce non-compete covenants, we may be faced with added competition.

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

The termination or reduction of tax and other incentives that the Israeli government provides to domestic companies, such as our wholly-owned Israeli subsidiary, may increase our operating costs in Israel.

The Israeli government currently provides tax and capital investment incentives to domestic companies, as well as grant and loan programs relating to research and development and marketing and export activities. Our wholly-owned Israeli subsidiary currently takes advantage of some of these programs. We cannot provide any assurance that such benefits and programs will continue to be available in the future to our Israeli subsidiary. In addition, it is possible that our subsidiary will fail to meet the criteria required for eligibility of future benefits. If such benefits and programs were terminated or further reduced, it could have an adverse effect on our business, operating results and financial condition.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our New York office, which serves as our corporate U.S. executive office, is located at 780 3rd Avenue 15th floor, New York, New York. The annual rent for this office is approximately $137,000. The research and development facility of our subsidiary is located in the BIG Center Building, 1 Yigal Alon St., 2nd floor, Bet-Shemesh, Israel. The facility is subject to a one-year lease and the annual rent is approximately $72,000. The lease for the New York office and the subsidiary’s research and development facility will expire in September 2015 and May 2013, respectively. We believe that our existing facilities are adequate to accommodate our business needs.

ITEM 3. LEGAL PROCEEDINGS

Search Patents

Upon Inception in June 2011, I/P acquired its initial patent assets from Lycos, Inc (“Lycos”) through its wholly-owned subsidiary, I/P Engine. Such assets were comprised of eight patents relating to information filtering and search technologies. As one means of realizing the value of the patents acquired from Lycos, on September 15, 2011, I/P initiated (through I/P Engine) litigation in the United States District Court, Eastern District of Virginia, against AOL Inc. (“AOL”), Google, Inc. (“Google”), IAC Search & Media, Inc. (“IAC”), Gannett Company, Inc. (“Gannett”), and Target Corporation (“Target”) (collectively, the “Defendants”) for infringement regarding two of the patents acquired from Lycos (U.S. Patent Nos. 6,314,420 and 6,775,664) (collectively the “Patents”). The case number is 2:11 CV 512-RAJ/FBS. The court docket for the case, including the parties’ briefs, is publicly available on the Public Access to Court Electronic Records website (“PACER”), www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts.

Trial commenced on October 16, 2012, and the case was submitted to the jury on November 1, 2012. On November 6, 2012, the jury unanimously returned a verdict as follows: (i) I/P Engine had proven by a preponderance of the evidence that the Defendants infringed the asserted claims of the patents; and (ii) Defendants had not proven by clear and convincing evidence that the asserted claims of the patents are invalid by anticipation. The jury also found certain specific facts related to the ultimate question of whether the patents are invalid as obvious. Based on such facts, on November 20, 2012, the court issued a ruling that the patents-in-suit were not obvious. The jury found that reasonable royalty damages should be based on a "running royalty", and that the running royalty rate should be 3.5%. The jury also found that the following sums of money, if paid now in cash, would reasonably compensate I/P Engine for the Defendants past infringement: Google: $15,800,000, AOL: $7,943,000, IAC: $6,650,000, Gannett: $4,322, Target: $98,833.

After trial, I/P Engine and Defendants filed post-trial motions with the court. The parties have now fully briefed all but one of the filed post-trial motions. I/P Engine filed motions related to the issues of laches, damages, and post-judgment royalties, which is the one motion not fully briefed. The Defendants filed motions related to issues of non-infringement, invalidity and damages. The court has denied I/P Engine’s motion related to the issue of laches. The fully briefed motions are ripe for judicial determination. The court has indicated that after the currently-briefed motions are decided, the court may consider the issue of post-judgment royalties.

On March 15, 2012, Google submitted a request to the USPTO for ex parte reexamination of U.S. Patent No. 6,314,420, one of the two patents-in-suit. The request was deposited on March 16, 2012 and was assigned Control No. 90/009,991. This request is a standard tactic used by defendants in patent litigation cases. On July 18, 2012, the USPTO issued a determination ordering a reexamination. On September 25, 2012, the USPTO issued a first, non-final office action where it adopted the rejections proposed by Google. Our response was filed on November 26, 2012. Since then, we conducted an examiner interview and filed an Interview Summary on February 22, 2013.

On November 28, 2012, Google submitted a request to the USPTO for ex parte reexamination of U.S. Patent No. 6,775,664, the other of the two patents-in-suit. The request was assigned Control No. 90/012,722. On January 17, 2013, the USPTO issued a determination ordering a reexamination, but found that three of the identified prior art references identified by Google were not considered prior art to the 6,775,664 patent. We expect further action from the USPTO, either a Notice of Allowance or a First, Non-Final Office Action.

In an effort to have those three prior art references considered in a reexamination request of U.S. Patent No. 6,775,664, Google filed a second reexamination request of that patent on February 8, 2013. On March 7, 2013, the USPTO issued a determination ordering a reexamination in the second requested reexamination. The reexamination was assigned Control No. 90/012,791.

To further realize the value of the patents acquired from Lycos, on January 31, 2013, I/P Engine filed an action asserting infringement of U.S. Patent Nos. 6,314,420 and 6,775,664 in the United States District Court, Southern District of New York, against Microsoft Corporation. The case number is 1:13 CV 688-JGK.

Infrastructure Patents

On August 9, 2012, we entered into a patent purchase agreement with Nokia Corporation ("Nokia"), pursuant to which Nokia agreed to sell us a portfolio consisting of over 500 patents and patent applications worldwide, including over 100 issued United States patents. We agreed to compensate Nokia with a cash payment and certain ongoing rights in revenues generated from the patent portfolio. The portfolio encompasses technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. Declarations have been filed by Nokia indicating that thirty-one of the 124 patent families acquired may be essential to wireless communications standards. Standards represented in the portfolio are commonly known as 2G, 2.5G, 3G and 4G and related technologies and include GSM, WCDMA, T63, T64, DECT, LTE, and SAE. The purchase price for the portfolio was $22,000,000, and in addition we capitalized acquisition costs of $548,000. To the extent that the gross revenue (as defined in the purchase agreement) generated by such portfolio exceeds $22,000,000, a royalty of 35% of such excess would be payable to Nokia. The $22,000,000 cash payment was made to Nokia on August 10, 2012. The purchase agreement provides that Nokia and its affiliates will retain a non-exclusive, worldwide and fully paid-up license (without the right to grant sublicenses) to the portfolio for the sole purpose of supplying (as defined in the purchase agreement) Nokia’s products. The purchase agreement also provides that if we bring a proceeding against Nokia or its affiliates within seven years, Nokia shall have the right to re-acquire the patent portfolio for a nominal amount. Further, if we either sell to a third party any assigned essential cellular patent, or more than a certain portion of the other assigned patents (other than in connection with a change of control of our company), or file an action against a telecom provider to enforce any of the assigned patents (other than in response to any specified action filed by a telecom provider against us or our affiliate) which action is not withdrawn after notice from Nokia, then we will be obligated to pay to Nokia a substantial impairment payment.

As one of the means of realizing the value of the patents on telecom infrastructure, our wholly-owned subsidiaries, Vringo Infrastructure, Inc. (“Vringo Infrastructure”) and Vringo Germany GmbH (“Vringo Germany”) have filed a number of suits in European jurisdictions alleging infringement of certain European patents.

On October 5, 2012, Vringo Infrastructure, filed a suit in the UK High Court of Justice, Chancery Division, Patents Court, alleging infringement of European Patents (UK) 1,212,919; 1,166,589; and 1,808,029. ZTE (UK) Ltd.’s formal response to the complaint was received on November 19, 2012 and included a counterclaim for invalidity of the patents in suit. Vringo Infrastructure responded to the defense on January 16, 2013. Vringo Infrastructure filed a further UK suit on December 3, 2012, alleging infringement of European Patents (UK) 1,221,212; 1,330,933; and 1,186,119. ZTE (UK) Ltd.’s response to this claim was received on February 27, 2013 and included a counterclaim for invalidity of the patents in suit. Vringo Infrastructure’s reply was filed on March 20, 2013. The UK complaints allege that ZTE’s cellular network elements fall within the scope of all six patents, and ZTE’s GSM/UMTS multi-mode wireless handsets also fall within the scope of at least the 1,808,029 patent. Declarations have been filed at the European Telecommunications and Standards Institute (ETSI) that cover all the patent applications from which the patents in suit are derived. A case management conference where among other matters, the schedule for the UK lawsuits will be set, is anticipated in April or May, 2013.

Germany has a split-infringement system where patent infringement cases are heard in district courts of general jurisdiction and nullity cases (where the validity of patents is adjudicated) are heard in a different proceeding in the Federal Patents Court. Appeals from the district court and the Patents Court are heard by distinct appellate courts. The final appeals from those appeal courts are combined and heard together in German Federal Supreme Court. Infringement actions are typically decided by the trial court within 8 to 13 months. Nullity cases are typically decided by the trial court within 18 to 22 months. If the district court finds a patent infringed, absent specific factors, it will generally issue an injunction. Where there is a pending nullity action and the accused infringer has not sufficiently rebutted the asserted patent’s presumption of validity, the district court, will generally issue an injunction upon payment of a security. Where the presumption of validity has been sufficiently rebutted, the district court will generally stay proceedings pending the outcome of the nullity case if infringement is established at trial.

On November 15, 2012, Vringo Germany filed a suit in the Mannheim Regional Court in Germany, alleging infringement of European Patent (DE) 1,212,919. ZTE Corporation and ZTE Deutschland GmbH formally responded to the complaint on February, 15, 2013. The lawsuit was expanded to include a second patent on February 21, 2013, alleging infringement of European Patent (DE) 1,186,119. At the Mannheim Court’s request a consolidated trial is scheduled to be held on October 15, 2013. On February 14, 2013, ZTE filed its first defensive infringement pleading with respect to European Patent (DE) 1,186,119. The Mannheim Court has set the due date for Vringo Germany’s reply brief on May 31, 2013 and ZTE’s rejoinder brief on August 30, 2013. No further briefing before trial is currently anticipated.

To date, ZTE has not made an Orange Book offer with respect to European Patent (DE) 1,186,119. Under German law, where a defendant alleges: (a) plaintiff has a dominant position under the relevant competition (a/k/a anti-trust) laws, for example, because of plaintiff’s assertion of a patent that is essential to a technical standard, and (b) plaintiff has failed to offer a license under fair, reasonable and non-discriminatory terms (FRAND), and if the defendant’s allegation is accepted by the Court, the Court may decide not to grant an injunction. It is a condition of this defense in Germany that the defendant must make a binding, unconditional offer to the plaintiff to conclude a license on FRAND terms and stay bound by that offer. Furthermore, the Orange Book offer must be such that its rejection by the plaintiff would amount to an abuse of a dominant position. Finally, defendant must behave like a licensee and provide regular royalty reports and remit payment to plaintiff or pay a sufficient amount of the royalties for prior infringement into escrow.

On February 15, 2013, ZTE filed a nullity suit with respect to European Patent (DE) 1,212,919 in the Federal Court, Munich, Germany, alleging invalidity of the patent. We anticipate a trial in the nullity suit to occur in the second half of 2014.

In November and December 2012, ZTE Corporation initiated invalidity proceedings in China against Chinese Patents ZL00806049.5; ZL 00812876.6; and ZL200480044232.1, the Chinese equivalents of European Patents 1,212,919; 1,166,589; and 1,808,029. Vringo Infrastructure has begun defending these actions by filing responses in January and February 2013. The oral hearing for ZL200480044232.1 has been scheduled for April 2013. An oral hearing for ZL00806049.5, has been scheduled for May 2013. A hearing for ZL00812876.6 has not yet been scheduled.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE MKT (formerly NYSE Amex) under the symbol “VRNG.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NYSE MKT:

	High	Low
Year ended December 31, 2012
First quarter	$2.19	$0.68
Second quarter	$5.45	$1.80
Third quarter	$4.32	$2.78
Fourth quarter	$5.73	$1.75

	High	Low
Year ended December 31, 2011
First quarter	$2.30	$1.49
Second quarter	$2.45	$1.01
Third quarter	$2.05	$1.14
Fourth quarter	$1.64	$0.99

Our public warrants are listed on the NYSE MKT under the symbol "VRNGW." The following table sets forth, for the periods indicated, the high and low sales prices for our public warrants as reported by the NYSE MKT:

	High	Low
Year ended December 31, 2012
First quarter	$0.70	$0.04
Second quarter	$1.45	$0.42
Third quarter	$1.85	$0.85
Fourth quarter	$3.25	$0.53

	High	Low
Year ended December 31, 2011
First quarter	$0.26	$0.04
Second quarter	$0.25	$0.01
Third quarter	$0.15	$0.00
Fourth quarter	$0.12	$0.01

Stockholders

As of March 20, 2013, we had 21 stockholders of record of the 82,451,074 outstanding shares of our common stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Issuer Purchases of Equity Securities

None.

Unregistered Sales Securities

On October 10, 2012, I/P Engine entered into a patent purchase agreement, pursuant to which we issued the seller 160,600 unregistered shares of our common stock, as well as a payment of 20% of collected future revenue attributable to the acquired patents and applications. The issuance of the shares was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On October 12, 2012, we entered into an agreement with certain of our warrant holders, pursuant to which such warrant holders exercised in cash an aggregate of 3,721,062 of their outstanding warrants, with an exercise price of $1.76 per share, and we issued to such warrant holders warrants to purchase up to an aggregate of 3,000,000 unregistered shares of the Company’s common stock, at an exercise price of $5.06 per share. The issuance was made in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Not required as we are as smaller reporting company.

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

Overview

We were incorporated in Delaware on January 9, 2006 and commenced operations during the first quarter of 2006. In March 2006, we formed a wholly-owned subsidiary, Vringo (Israel) Ltd., for the primary purpose of providing research and development services, as detailed in the intercompany service agreement. On July 19, 2012, I/P merged with us through an exchange of equity instruments of I/P for those of Vringo. The Merger was accounted for as a reverse acquisition under which I/P was considered the accounting acquirer of Vringo. As such, the financial statements of I/P are treated as the historical financial statements of the combined company, with the results of Vringo being included from July 19, 2012. I/P was incorporated in Delaware on June 8, 2011, originally as Labrador Search Corporation, which holds two wholly-owned subsidiaries: I/P Engine Inc., which was formed in Virginia on June 14, 2011, originally as Smart Search Labs Inc., which operates for the purpose of realizing economic benefits of intellectual property, and I/P Labs, Inc., which was incorporated in Delaware on June 8, 2011 originally as Scottish Terrier Capital Inc., which operates to acquire and develop patented technologies and intellectual property. On August 31, 2012, we formed two wholly-owned subsidiaries, incorporated in Delaware: Vringo Labs, Inc. which operates to acquire and develop patented technologies and intellectual property and Vringo Infrastructure, Inc., which operates for the purpose of realizing economic benefits from telecommunications infrastructure patents. Vringo Infrastructure, Inc. acquired assets from Nokia Corporation (“Nokia”) upon its formation, as further described below. In addition, on October 18, 2012, we formed a wholly-owned subsidiary in Germany, Vringo Germany GmbH, for the purpose of innovating, developing, and monetizing mobile technology and intellectual property in Germany.

Our business strives to innovate, acquire, license and protect intellectual property worldwide. Our attempts are focused on identification, acquisition and generation of economic benefits of owned intellectual property assets. We plan to continue to further expand our existing portfolio through acquisition, as well as through internal development of new innovative technologies. We intend to monetize our intellectual property assets through a variety of value enhancing initiatives, including, but not limited to:

•	licensing,

•	strategic partnerships, and

•	litigation.

We are still a development stage company. From Inception to date, we have raised approximately $95,839,000. These amounts have been used to finance our operations, as until now, we have not yet generated any significant revenues. From Inception through December 31, 2012, we recorded losses of approximately $23,595,000 and net cash outflow from operations of approximately $15,996,000. Our average monthly cash burn rate from operations for the year ended December 31, 2012 and for the period from Inception through December 31, 2011 was approximately $1,205,000 and $228,000, respectively.

As of December 31, 2012, we had 28 full time employees and two part-time employees.

Revenue

Revenue from subscription services, software development and intellectual property is recognized if collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and delivery of the service has been rendered. Revenues from non-refundable up-front fees are recognized according to the guidance in SAB Topic 13.A.3.f. As these up-front fees relate to the hosting of the service over a period of the contract, the Company recognizes these up-front fees over the life time of the contract. According to ASU 2009-13, Revenue Recognition (Topic 605), the Company uses management's best estimate of selling price for individual elements in multiple-element arrangements, where other sources of evidence are unavailable.

Cost of revenue

Cost of revenues mainly include the costs and expenses incurred in connection with our patent licensing and enforcement activities, contingent legal fees paid to external patent counsels, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third parties, the amortization of patent-related acquisition costs and of the acquired technology. Cost of revenue also includes third party expenses directly related to providing our service in launched markets. In addition, these costs include royalty fees for content sales and amortization of prepaid content licenses. Cost of revenue does not include expenses related to product development, integration, and support. These costs are included in research and development.

Research and development expenses

Research and development expenses consist primarily of salary expenses of our development and quality assurance engineers in our research and development facility in Israel, outsourcing of certain development activities, server and support functions for our development environment.

Marketing, general and administrative expenses

Marketing, general and administrative expenses include the cost of marketing, management and administrative personnel, public relations, advertising, overhead/office cost and various professional fees, as well as insurance, depreciation and amortization.

Non-operating income (expenses)

Non-operating income (expenses) includes transaction gains (losses) from foreign exchange rate differences, interest on deposits, bank charges, as well as fair value adjustments of derivative liabilities on account of the Preferential Reload Warrants, Special Bridge Warrants, Series 1 Warrants and the Conversion Warrants, which are highly influenced by our stock price at the period end (revaluation date). In addition, warrants granted, in lieu of an agreement with certain of its warrant holders whereby outstanding warrants were exercised, (the “October 2012 Warrants”), have been recorded as a non-operating expense (see also Note 10 to the accompanying financial statements).

Income taxes

Our effective tax rate differs from the statutory federal rate primarily due to differences between income and expense recognition prescribed by income tax regulations and generally accepted accounting principles. We utilize different methods and useful lives for depreciating and amortizing property and equipment and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. In addition, our income tax expense has been adjusted for the effect of foreign income from our wholly-owned subsidiary in Israel. At December 31, 2012, deferred tax assets generated from our U.S. activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be generated. The deferred tax assets and liabilities generated from our subsidiary in Israel’s operations are not offset by an allowance, as in our estimation, they are more likely than not to be realized.

Our subsidiary in Israel generates net taxable income from services it provides to us. The subsidiary in Israel charges us for research, development, certain management and other services provided to us, plus a profit margin on such costs, which is currently 8%. In the zone where the production facilities of the subsidiary in Israel are located, the statutory tax rate is 15% in 2011 and 2012 and expected to be 12.5% in 2013 and 2014, and 12% in 2015 and thereafter.

Results of Operations

Year ended December 31, 2012 compared to the period from Inception through December 31, 2011 and the development stage period (cumulative from Inception through December 31, 2012)

Revenue

	Year ended December 31,	Period from Inception through December 31,		Cumulative from Inception through December 31,
	2012	2011	Change	2012
Revenue	$369,000	$—	$369,000	$369,000

During the year ended December 31, 2012, following the consummation of the Merger, for the first time since Inception, we recorded total revenues of $369,000. The recognized revenue consisted of: (i) subscription and content sales based revenue of $169,000, which represents legacy Vringo revenue from July 19, 2012, the date of the Merger, (ii) revenue from a development project with Nokia of $100,000, completed in 2012, and (iii) proceeds from partial settlement with AOL in the total amount of $100,000.

On November 6, 2012, we received a verdict in a patent infringement action against AOL, Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc. and Target Corporation (collectively, "Defendants") with respect to the Defendants' infringement of the asserted claims of U.S. Patent Nos. 6,314,420 and 6,775,664 (collectively, the "Patents"). The jury found that reasonable royalty damages should be based on a "running royalty", and that the running royalty rate should be 3.5%. The jury also found that the following sums of money, if paid now in cash, would reasonably compensate I/P Engine for the Defendants past infringement as follows: Google: $15,800,000, AOL: $7,943,000, IAC: $6,650,000, Gannett: $4,000 Target: $99,000. I/P Engine and Defendants have filed post-trial motions with the Court. Both sides have the right to an appeal. In spite of the verdict, as of December 31, 2012, we did not record any revenue related to this litigation, as timing of collection, if any, or the amounts due to it, cannot be determined.

We seek to generate revenue through licensing or litigation, when required, which may be resolved through a settlement or collection. We also intend to continue to expand our planned operations through acquisitions and monetization of additional patents, other intellectual property or operating business. In particular, following the incorporation of our subsidiary in Germany and the acquisition of a patent portfolio from Nokia, we intend to expand our intellectual property monetization efforts in Europe. In October and November 2012, we filed litigation against the UK and German subsidiaries of ZTE, respectively, with a goal of achieving a positive verdict or settlement, including, potentially, a licensing arrangement on terms beneficial to us. In addition, in January 2013, we filed an action asserting infringement on the patents acquired from Lycos, against Microsoft Corporation.

We expect to monetize our intellectual property through licensing, strategic partnerships and litigation. In addition we expect to maintain a portion of our future revenues from mobile applications and services. We anticipate that our legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical.

Cost of Revenue

	Year ended December 31,	Period from Inception through December 31,		Cumulative from Inception through December 31,
	2012	2011	Change	2012
Cost of services provided	$47,000	$—	$47,000	$47,000
Amortization of intangibles	$2,455,000	$328,000	$2,127,000	$2,783,000
Operating legal	$10,010,000	$1,233,000	$8,777,000	$11,243,000
Total	$12,512,000	$1,561,000	$10,951,000	$14,073,000

During the year ended December 31, 2012, our cost of revenue was $12,512,000, which represents an increase of $10,951,000 (702%) from cost of revenue recorded in the period ended December 31, 2011. The increase in cost of revenue, compared to 2011, was mainly related to increased amortization expenses related to patents acquired ($1,692,000, compared to $328,000 in 2011), as well as due to amortization of technology, the value to which was allocated upon consummation of the Merger ($763,000, compared to $0 in 2011). In addition, we incurred significant consulting and litigation costs, mainly connected to the commencement of the I/P Engine patent trial and our proceedings against ZTE ($9,237,000, compared to $1,233,000 in 2011) and stock-based compensation costs ($523,000, compared to $0 in 2011) of our legal department. Finally, the increase of $47,000 in cost of revenue relates to cost of Vringo mobile products, recorded in our books pursuant to the Merger with I/P.

From Inception through December 31, 2012, cost of revenue expenses amounted to $14,073,000. Of this amount, $47,000 was attributed to the cost of mobile services provided to our clients, $523,000 to stock-based compensation expense, $763,000 was attributed to amortization of the acquired technology, $10,720,000 was attributed to operating legal expenses, mainly related to I/P Engine patent litigation, and $2,020,000 was attributed to patent amortization.

We expect that our cost of revenue will increase over time, as we diversify the portfolio of our products and increase our intellectual property. With the goal of monetizing our intellectual property, we intend on commencing new licensing and litigation campaigns which are expected to be costly. In addition, we intend to continue to expand our staff of employees.

Research and Development

	Year ended December 31,	Period from Inception through December 31,		Cumulative from Inception through December 31,
	2012	2011	Change	2012
Research and development	$1,740,000	$—	$1,740,000	$1,740,000

Research and development expenses, in the total amount of $1,740,000, recorded following the Merger with I/P, consist primarily of the cost of our development team ($809,000, compared to $0 in 2011) and related stock-based compensation cost ($691,000, compared to $0 in 2011).

We anticipate that research and development costs incurred in connection with our core mobile service will decrease over time. In particular, in March 2013, we began the process of reducing our research and development personnel in Israel and shift our focus to supporting our current products, its marketing, as well as expanding our intellectual property initiatives in Israel. We expect that following the above mentioned reorganization, should we seek to introduce new products, or new business opportunities, such as a merger or acquisition relating to our technology, our research and development costs would be expected to increase.

Marketing, general and administrative

	Year ended December 31,	Period from Inception through December 31,		Cumulative from Inception through December 31,
	2012	2011	Change	2012
Marketing, general and administrative	$10,885,000	$1,185,000	$9,700,000	$12,070,000

During the year ended December 31, 2012, marketing, general and administrative expenses increased by $9,700,000 (or 819%), to $10,885,000, from $1,185,000 during the period from Inception through December 31, 2011. Marketing, general and administrative expenses increased mostly due to the increase in payroll expense ($1,583,000, compared to $219,000 in 2011), as well as due to an increase in stock-based compensation expense ($6,873,000, compared to $474,000 in 2011), increased merger and acquisition expenses ($284,000, compared to $0 in 2011) and increased corporate legal expenses ($575,000, compared to $234,000 in 2011).

From Inception through December 31, 2012, marketing, general and administrative expenses amounted to $12,070,000. Of that amount, $1,802,000 was attributed to salaries and related expenses, $7,344,000 was attributed to stock-based payments, $284,000 was attributed to merger and acquisition activity and $1,511,000 was attributed to various professional fees.

We expect that our general and administrative expenses will increase, as our expenses will incorporate full costs of the new management, on a post-Merger basis (accounted herein from July 19, 2012), as well as increased administration, rent, office, accounting, legal and insurance costs. New merger and acquisition opportunities, should such arise, may significantly increase our marketing, general and administrative costs.

Non-operating income (expense), net

	Year ended December 31,	Period from Inception through December 31,		Cumulative from Inception through December 31,
	2012	2011	Change	2012
Non-operating income (expense), net	$3,982,000	$(8,000)	$3,990,000	$3,974,000

Following the Merger, our non-operating income, net, included mainly the impact of changes in fair value of derivative warrants, the fair value of which is highly affected by our share price at the measurement date. Consequently, as of December 31, 2012, we recorded income of $6,847,000 due to the decrease of our share price, compared to the share price on the date of the Merger.

In October 2012, we entered into an agreement with certain of our warrant holders, pursuant to which such warrant holders exercised in cash 3,721,062 of their outstanding warrants, with an exercise price of $1.76 per share, and we issued such warrant holders unregistered warrants to purchase an aggregate of 3,000,000 of our shares of common stock, par value $0.01 per share, at an exercise price of $5.06 per share. The newly issued warrants do not bear down-round protection clauses. As a result of this issuance, additional non-operational expense in the total amount of $2,883,000 was recorded (see also Note 10 to the accompanying financial statements). In 2011, and prior to the Merger, our non-operating expense consisted of bank charges, as well as of interest expense related to our then outstanding note payable (see also Note 6 to the accompanying financial statements).

We expect that our non-operating income (expenses) will remain highly volatile, as we may choose to fund our operations through additional financing. In particular, non-operating income (expenses) will be affected by the adjustments to fair value of our derivative instruments. Fair value of these derivative instruments depends on variety of assumptions, such as estimations regarding triggering of down-round protection and estimated future share price. An estimated increase in the price of our common stock increases the value of the warrants and thus results in a loss on our statement of operations. In addition, high estimated probability of a down-round protection, increases the value of the warrants and again results in a loss on our statement of operations. Also see Note 9 to the accompanying financial statements.

Taxes on Income

	Year ended December 31,	Period from Inception through December 31,		Cumulative from Inception through December 31,
	2012	2011	Change	2012
Taxes on income	$55,000	$—	$55,000	$55,000

During 2012, we recorded an income tax expense in the total amount of $55,000, compared to $0 in 2011. In general, current taxes on income are mainly due to taxable profits generated by our subsidiary in Israel, as a result of the intercompany cost plus agreement between us and the subsidiary in Israel, whereby the subsidiary in Israel performs development and other services for us and is reimbursed for its expenses plus 8 percent profit. For financial statements purposes, these profits are eliminated upon consolidation.

As of December 31, 2012, the Legal Parent and I/P have an aggregate total net tax loss carryforwards ("NOL") for U.S. federal state and local purposes in the amount of approximately $55,728,000 expiring 20 years from the respective tax years to which they relate (beginning with 2006 for the Legal Parent and 2011 for I/P). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, in accordance with Internal Revenue Code, Section 382, the Company's initial public offering, financing activities, as well as the Merger, may significantly limit our ability to utilize such NOL’s and credit carryforwards, although we have not yet determined to what extent.

We file our tax returns in the U.S. federal jurisdiction, as well as in various state & local jurisdictions. Vringo Inc has open tax assessments for the years 2009 through 2012. As of December 31, 2012, all tax assessments for I/P are still open. The Israeli subsidiary files its income tax returns in Israel. As of December 31, 2012, the Israeli subsidiary has open tax assessments for the years 2009 through 2012.

As part of the Merger purchase price allocation, the Company recorded a deferred tax liability in connection with the acquired technology (see also Note 8 to the accompanying financial statements). This deferred tax liability was offset by a deferred tax asset in the same amount. The deferred tax asset in respect of the remaining tax loss carryforwards has been offset by a valuation allowance as in our opinion it is more likely than not that the tax loss carryforwards will not be utilized in the foreseeable future. No valuation allowance has been provided for the deferred tax assets of the Israeli subsidiary, since as of December 31, 2012 they are more likely than not to be realized. As of December 31, 2011, no deferred tax assets were created, as it was not more likely than not that those tax assets will be realized.

We expect that our tax expense in Israel to decrease in 2013, as the scope of services provided to the Company is expected to decrease, mainly due to reduction in operating and support personnel, which is expected to take effect in April 2013. We also expect our income tax expenses in the U.S. to increase in 2013, partially due to the potential increase in future revenues, as well as due to increase in local taxes influenced by the increased equity and our total assets.

Liquidity and Capital Resources

As of December 31, 2012, we had a cash balance of $56,960,000 and $55,587,000 in net working capital. The increase of $51,748,000 in our cash balance from December 31, 2011, was mainly due to $76,110,000 received in two registered direct financings and $12,784,000 received from the exercise of options and warrants, offset by net cash used by us in our business operations, in the total amount of approximately $14,468,000, $22,548,000 used to acquire Nokia patents, as well as $3,200,000 used to repay outstanding notes to Hudson Bay Master Fund Ltd., as also described in Note 6 to the accompanying financial statements. As of December 31, 2012, our total stockholders' equity was $148,332,000, mainly increased by the net assets of Vringo recorded upon consummation of the Merger, offset by continued operating deficits from Inception to date.

On August 8, 2012, we entered into subscription agreements with several investors with respect to the registered direct offering and sale by us of an aggregate of 9,600,000 shares of our common stock, par value $0.01 per share, at a purchase price of $3.25 per share in a privately negotiated transaction in which no party acted as an underwriter or placement agent. The net proceeds were approximately $31,148,000.

On October 4, 2012, we entered into subscription agreements with several investors with respect to the registered direct offering and sale by us of an aggregate of 10,344,998 shares of our common stock, par value $0.01 per share, at a purchase price of $4.35 per share in a privately negotiated transaction in which no party acted as an underwriter or placement agent. The net proceeds to us were approximately $44,962,000 after deducting offering expenses payable by us. We intend to use the net proceeds from these offerings for general corporate working capital purposes.

In October 2012, we entered into an agreement with certain of our warrant holders, pursuant to which such warrant holders exercised in cash 3,721,062 of their outstanding warrants, with an exercise price of $1.76 per share, and we issued such warrant holders unregistered warrants to purchase an aggregate of 3,000,000 of our shares of common stock, par value $0.01 per share, at an exercise price of $5.06 per share. The newly issued warrants do not bear down-round protection clauses. As a result of this issuance, additional non-operational expense in the total amount of $2,883,000 was recorded (see also Note 10 to the accompanying financial statements).

Overall, since the Merger and through December 31, 2012, a total of 6,832,150 warrants to purchase an aggregate of 6,832,150 shares of our common stock, at an exercise price of $1.76 per share, were exercised by our warrant holders, pursuant to which we received an additional $12,024,584. In addition, 711,346 to purchase 711,346 shares of our common stock, issued to consultants, employees, directors and management, were exercised. As a result, we received an additional $514,256.

In addition, during 2013 to date, 94,147 warrants to purchase an aggregate of 94,147 shares of our common stock, at an exercise price of $1.76 per share, were exercised by our warrant holders, pursuant to which we received an additional $165,699.

As of March 21, 2013, we had approximately $54,000,000 in cash and cash equivalents. Based on current operating plans, we expect to have sufficient funds for at least the next twelve months. In addition, we may choose to raise additional funds in connection with potential acquisitions of patent portfolios or other intellectual property assets that we may pursue. There can be no assurance, however, that any such opportunities will materialize.

Cash flows

	Year ended December 31,	Period from Inception through December 31,		Cumulative from Inception through December 31,
	2012	2011	Change	2012
Net cash used in operating activities	$(14,468,000)	$(1,528,000)	$(12,940,000)	$(15,996,000)
Net cash used in investing activities	$(19,476,000)	$(3,405,000)	$(16,071,000)	$(22,881,000)
Net cash provided by financing activities	$85,694,000	$10,145,000	$75,549,000	$95,839,000

Operating activities

During the year ended December 31, 2012, net cash used in operating activities totaled $14,468,000. During the period from Inception through December 31, 2011, net cash used in operating activities totaled $1,528,000. The $12,940,000 increase in net cash used in operating activities was mainly due to I/P’s incorporation in June 2011, the Merger with Vringo, and further development of our business. Operating activities include merger and acquisition related payments of $284,000 that reflect I/P’s and post-merger Vringo’s non-capitalized expenses.

We expect our net cash used in operating activities to increase due to further development of our business, development of our products and enhancement of our intellectual property. As we move towards greater revenue generation, we expect that these amounts will be offset over time by collection of funds generated by revenues.

Investing activities

During the year ended December 31, 2012, net cash used in investing activities totaled $19,476,000. During the period from Inception through December 31, 2011, net cash used in investing activities totaled $3,405,000. The increase in cash used in investing activities, in the total amount of $16,071,000, was primarily due to the purchase of the patent portfolio from Nokia, in the total amount of $22,548,000, compared to the cost of patents acquired from Lycos in 2011, for $3,396,000. Fixed asset purchases in the year ended December 31, 2012 amounted to $208,000 compared to $9,000 for the period from Inception through December 31, 2011, due to post-Merger relocation of our headquarters and the development of internal technology infrastructure. In addition, cash used in investing activities was offset by $3,326,000 recorded in connection with the consummation of the Merger.

We expect that net cash used in investing activities will increase as we intend to continue to acquire additional intellectual property assets.

Financing activities

During the year ended December 31, 2012, net cash provided by financing activities totaled $85,694,000, which relates to the August and October registered direct financings, in which we raised approximately, $31,148,000 and $44,962,000, respectively, offset by repayment of note payable to Hudson Bay Master Fund Ltd., and funds received from the exercise of warrants and options in the total amount of $12,784,000. During the period from Inception through December 31, 2011, net cash provided by financing activities totaled $10,145,000, which included the receipt of note payable from Hudson Bay Master Fund Ltd. and proceeds from the issuance of Series A Convertible Preferred Stock and shares of common stock in the total amount of $6,945,000.

As mentioned above, a significant portion of our issued and outstanding warrants are currently “in the money” and the shares of common stock underlying such warrants held by non-affiliates are freely tradable, with the potential of up to $19,293,635 of additional incoming funds. We may choose to raise additional funds in connection with any acquisition of patent portfolios or other intellectual property assets that we may pursue. There can be no assurance, however, that any such opportunity will materialize, and moreover, any such financing would likely be dilutive to our current stockholders.

Future operations

We are currently pursuing several potential strategic partners and have identified patent portfolios, other intellectual property assets and operating businesses that we may wish to acquire. In addition, we are continuing to explore further opportunities for strategic business alliances. However, there can be no assurance that any such opportunities will be consummated.

Off-Balance Sheet Arrangements

On October 8, 2012, our subsidiary filed a patent infringement lawsuit against a subsidiary of ZTE Corporation in the United Kingdom. Should we be deemed the losing party in any of our applications to the court in the UK, we may be held responsible for a substantial percentage of the defendant’s legal fees for the relevant application or for the litigation. As a result, we placed a guarantee of approximately $2,900,000 to ensure this contingent liability. However, should we be successful on any court applications or the entire litigation, ZTE would be responsible for a substantial percentage of our legal fees. In addition, we expect that additional guarantee placement will be necessary in connection with additional proceedings in Europe.

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the year ended December 31, 2012, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements, for the year ended December 31, 2012.

Goodwill and Intangible Assets

We accounted for the Merger in accordance with FASB Topic ASC 805 ”Business Combinations” and for identified goodwill and technology in accordance with FASB Topic ASC 350 “Intangibles - Goodwill and Other”. Additionally, we review our long-lived assets for recoverability in accordance with FASB Topic ASC 360 “Property, Plant and Equipment”.

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

In addition, at December 31, 2012, our purchase price allocation is still provisional, as existing estimations are subject to change, in certain future events.

We evaluate our long-lived tangible and intangible assets for impairment in accordance with FASB Topic ASC 350 “Intangibles - Goodwill and Other” and FASB Topic ASC 360 “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill is subject to an annual test for impairment, or for impairment testing up on the occurrence of triggering events. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. While we use available information to prepare our estimates and to perform impairment evaluations, the completion of annual impairment tests requires significant management judgments and estimates.

Valuation of Financial Instruments

On July 19, 2012, the date of the Merger, Vringo’s outstanding warrants included: (i) 148,390 Special Bridge Warrants, at an exercise price of $0.94, with an expected remaining term of 2.44 years; (ii) 101,445 Conversion Warrants, at an exercise price of $0.94, with an expected remaining term of 2.44 years; (iii) 887,330 Preferential Reload Warrants, at an exercise price of $1.76, with an expected remaining term of 4.55 years; and (iv) 814,408 non-Preferential Reload Warrants, at an exercise price of $1.76, with an expected remaining term of 4.55 years. Following the Merger and through December 31, 2012, 169,520 non-Preferential Reload Warrants and 726,721 Preferential Reload Warrants were exercised.

As part of the Merger, on July 19, 2012, we issued to I/P’s stockholders 8,299,116 warrants at an exercise price of $1.76 and expected term of 5 years (“Series 1 Warrant”). These warrants bear down-round protection clauses, as a result, they were classified as a long-term derivative liability and recorded at fair value. In addition, I/P’s stockholders received another 7,660,722 warrants at an exercise price of $1.76 and expected term of 5 years (“Series 2 Warrant”). As these warrants do not have down-round protection clauses, they were classified as equity. Following the Merger and through December 31, 2012, 4,655,099 Series 1 Warrants and 1,280,870 Series 2 Warrants were exercised. The following table represents the assumptions, valuation models and inputs used, as of December 31, 2012:

	Valuation	Unobservable
Description	Technique	Inputs	Range

Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and the Series 1 Warrants	Black-Scholes-Merton and the Monte-Carlo models	Volatility	65.96% – 68.01%
		Risk free interest rate	0.36% – 0.66%
		Expected term, in years	1.99 – 4.55
		Dividend yield	0%
		Probability and timing of down-round triggering event	15% occurrence in December 2013

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2012, we have fully offset our U.S. net deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate U.S. taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance.

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

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Balance Sheet (Topic 350) “Intangibles-Goodwill and Other”, which allows an organization to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. This is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to have a material impact on its financial position, results of operations, or cash flows.

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

The Company does not expect the adoption of ASU No. 2011-11 to have a material impact on its financial position, results of operations, or cash flows.

ITEM: 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required as we are as smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements required by this Item are set forth in Item 15 beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective for the reasons set forth below.

Our management has identified a material weakness in our disclosure controls and procedures relating to insufficient controls in connection with valuation and accounting for equity, debt and derivative instruments. In January 2013, we have added an additional member to our accounting department, in addition, we are enhancing our proficiency of the professional literature on these subjects and broadened external oversight, however due to the complexity of the area there remains an ongoing exposure.

Attestation Report of the Independent Registered Public Accounting Firm:

This item is not applicable to smaller reporting companies.

Management’s Annual Report on Internal Control Over Financial Reporting:

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2012, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls:

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers	Age	Position
Andrew D. Perlman	35	Chief Executive Officer and director
Ellen Cohl	46	Chief Financial Officer
Andrew Kennedy Lang	46	President, Chief Technology Officer and director
Alexander R. Berger	29	Chief Operating Officer, Secretary and director
Seth M. Siegel *(1)(3)	59	Chairman of the board of directors
John Engelman * (1)	57	Director
H. Van Sinclair * (2)(3)	60	Director
Donald E. Stout * (2)	66	Director
Ashley C. Keller * (1)(2)(4)	33	Director

*	Independent director
(1)	Member of Compensation Committee.
(2)	Member of Audit Committee
(3)	Member of Nominating and Corporate Governance Committee
(4)	Mr. Keller’s committee membership commenced on December 31, 2012

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

Andrew D. Perlman has served as our Chief Executive Officer since March 2012, as our President from April 2010 to July 2012 and on our board of directors since September 2009. From February 2009 to March 2010, Mr. Perlman served as vice president of global digital business development at EMI Music Group, where he was responsible for leading distribution deals with digital partners for EMI's music and video content. From May 2007 to February 2009, Mr. Perlman served as General Manager of our United States operations as well as our Senior Vice President Content & Community. In this position, Mr. Perlman managed our United States operations and led our content and social community partnerships. From June 2005 to May 2007, Mr. Perlman was senior vice president of digital media at Classic Media, Inc., a global media company with a portfolio of kids, family and pop-culture entertainment brands. In his position with Classic Media, Mr. Perlman led the company's partnerships across video gaming, online and mobile distribution. From June 2001 to May 2005, Mr. Perlman served as general manager for the Rights Group, LLC and its predecessors, a mobile content and mobile fan club company, where he oversaw mobile marketing campaigns for major international brands such as Visa and Pepsi. In this role, Mr. Perlman developed and negotiated relationships with technology vendors such as Comverse, Mobile 365 and Mobliss. He was also responsible for selling and executing mobile products including the Britney Spears mobile fan club and Justin Timberlake and American Idol branded karaoke. In addition he also participated in sponsorship deals between Britney Spears and Samsung and Justin Timberlake and Orange U.K. Mr. Perlman holds a Bachelor of Arts in Business Administration from the School of Business and Public Management at George Washington University.

We believe Mr. Perlman's prior experience in licensing intellectual property and deal structuring qualifies him to serve on our board of directors. His additional experience and insights gained over the past three years at Vringo are a significant contribution to us and the board of directors.

Ellen Cohl has served as Chief Financial Officer, and previously as Vice President of Finance & Governance since October 2009, including the role of Compliance Officer as of our initial public offering (in 2010). From September 2005 to September 2008, Ms. Cohl served as Chief Financial Officer and director of Information Technology for Mandel Foundation R.A. and Mandel Institute, R.A., philanthropic leadership training organizations. From January 2001 to August 2005, Ms. Cohl served as the director of Corporate Services and Accounting for Chiaro Networks Ltd., a telecommunications network infrastructure manufacturer. From August 1997 to December 2000, she served as Vice President of Finance and Controller for Virtual Communities, Ltd., a provider of turnkey solutions for the development and management of Web-based communities, which was formerly listed on the NASDAQ Stock Market, Inc. From July 1992 to September 1994, Ms. Cohl served as an internal auditor for Bank Leumi Trust Company. From August 1995 to July 1997 and from July 1988 to September 1991, Ms. Cohl served as a senior auditor for Arthur Andersen & Co. in the Tel Aviv and New York offices.

Ms. Cohl received a Bachelor of Science degree in Accounting from New York University and a Masters in Business Administration from Baruch College. Ms. Cohl is a Ph.D. candidate in Sustainability and Corporate Governance with the University of Paris - Sorbonne. Ms. Cohl is a Certified Public Accountant.

Andrew Kennedy Lang has served as our President, Chief Technology Officer and a director since July 19, 2012 (date of the Merger) and served as President, Chief Executive Officer, Chief Technology Officer and a director of I/P from June 22, 2011 to July 19, 2012. Mr. Lang has been an inventor and entrepreneur for over two decades. Mr. Lang founded WiseWire Corporation in 1995 and sold it to Lycos in 1998 for $39.75 million. He served as the Chief Technology Officer of Lycos prior to its sale to Terra Networks in 2000 for $5.4 billion. Thereafter, Mr. Lang served from 2001 to 2006 as Chief Executive Officer of Lightspace Corporation, an active gaming technology company. Mr. Lang is a graduate of Duke University where he finished second in his class and holds Bachelor’s degrees in Electrical Engineering, Computer Science, Mathematics, and Physics. Mr. Lang holds a Master’s degree in Computer Science from Carnegie Melon University.

We believe Mr. Lang’s experience gained as founder of WiseWire Corporation, and Chief Executive Officer of Innovate/Protect and Lightspace Corporation qualifies him to serve on our board of directors.

Alexander R. Berger has served as our Chief Operating Officer, Secretary and a director since July 19, 2012, the consummation of the Merger and served as I/P’s Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer and a director from June 8, 2011 to July 19, 2012. Prior to joining Innovate/Protect, from February 2008 to August 2011, Mr. Berger was employed at Hudson Bay Capital Management LP, most recently as a Vice President. From 2005 to 2007, Mr. Berger was an aide to the President’s energy and environmental policy adviser at the White House. As a college student, Mr. Berger developed the Maestro vetting system, which was implemented by the White House staff in 2003 to systematically research individuals and organizations. Mr. Berger holds a Bachelor’s degree in Accounting from The George Washington University.

We believe Mr. Berger’s experience as a vice president at a private investment fund, and subsequently as founder, Chief Operating Officer and Chief Financial Officer of Innovate/Protect, as well as his expertise in business transactions, qualifies him to serve on our board of directors.

Seth M. Siegel has served as a director since May 2006 and as chairman of the board since March 2010. Mr. Siegel has been working in the corporate and entertainment licensing industry since 1982. Mr. Siegel is a co-founder of The Beanstalk Group, a leading brand licensing agency and consultancy and a part of Omnicom Group Inc. (NYSE: OMC). He continues his relationship with both The Beanstalk Group (as a Vice Chairman) and Omnicom (as a consultant on special projects). He is also, since 2007, co-founder and Vice Chairman of Sixpoint Partners, a broker/dealer investment banking boutique and provider of financial advisory and alternative investment solutions for private equity funds and middle market companies. Mr. Siegel has advised many Fortune 500 companies in the proper secondary use of their trademarks, trade dress and copyrights, and has served as an adviser and/or as the licensing agent for such leading brand owners as AT&T, IBM, Harley-Davidson, The Stanley Works, Unilever, Ford Motor Company, Chrysler, Hershey Foods, Campbell Soup, The Rubbermaid Group, and Dr. Scholl's. Mr. Siegel has also served as an adviser to and licensing agent for Hanna-Barbera Productions in the retail and promotional licensed applications of its classic characters, including The Flintstones, The Jetsons and Scooby-Doo. Mr. Siegel has lectured throughout the United States and has written articles, opinion pieces, and a criticism for a wide array of publications, including The New York Times Op-Ed page and The Wall Street Journal. From April 1995 to June 2004, he was a regular columnist for Brandweek magazine, addressing a broad range of issues relating to the licensing industry and pop culture. Mr. Siegel has served on the Board of Trustees of the Abraham Joshua Heschel School, including ten years on its Executive Committee. He also served as chairman of the Cornell University Hillel. Mr. Siegel sits on both the Cornell University Council and the Advisory Council of Cornell University's School of Industrial and Labor Relations. He is also a member of the national board of directors of AIPAC, a leading foreign policy advocacy organization. Mr. Siegel is also a member of the Council on Foreign Relations. Before his work in the licensing industry, Mr. Siegel practiced law with Frankfurt, Garbus, Klein & Selz (now Frankfurt, Kurnit, Klein & Selz), an entertainment and constitutional law firm in New York. Mr. Siegel received his Bachelor of Science degree from Cornell University and his J.D. from Cornell University Law School.

We believe Mr. Siegel's knowledge of consumer brands and marketing, as well as his leadership experience at The Beanstalk Group and Sixpoint Partners qualifies him to serve on our board of directors.

John Engelman has served as a director of Vringo since December 2010. Mr. Engelman is a co-founder of Boomerang Media LLC (“Boomerang”), founded in January 2008, which specializes in the acquisition and global licensing of entertainment brands comprised of evergreen television and motion picture libraries and underlying character-based intellectual property. Mr. Engelman currently serves as Co-Chief Executive Officer of Classic Media LLC which was acquired by Boomerang in 2009. In July, 2012 DreamWorks Animation SKG acquired Boomerang. He was also the Co-Chief Executive Officer of Classic Media from May 2000 to November 2007. Classic Media owns one of the world's most extensive libraries of branded TV, film and publishing properties such as Lassie, the Lone Ranger, Where's Waldo, Rocky & Bullwinkle, George of the Jungle, Casper the Friendly Ghost, VeggieTales and Frosty the Snowman. From 2007 to 2009, Mr. Engelman was Chief Executive Officer of Boomerang. He also is a director of Azteca Acquisition Corporation, a NASDAQ traded special purpose acquisition company focused on the acquisition of trans-border and Hispanic businesses. From 1997 to 2001, Mr. Engelman was an operating partner with Pegasus. From 1991 to 1997, he was president of Broadway Video, Inc., production company for “Saturday Night Live,” “Late Night with Conan O’Brien,” “Wayne’s World” and many other television series and movies. He began his career as a partner at the Los Angeles law firm of Irell & Manella where he specialized in tax and entertainment. Mr. Engelman is a graduate of Harvard College and Harvard Law School.

We believe Mr. Engelman’s experience in the media and entertainment industries qualifies him to serve on our board of directors. His experience gained both as an executive at Boomerang Media and Classic Media are contributions to us and the board of directors.

H. Van Sinclair has been our director since July 19, 2012 and a director of I/P since November 7, 2011 and until the consummation of the Merger. Since 2003, Mr. Sinclair has served as President, Chief Executive Officer and General Counsel of The RLJ Companies, the investment company organized by Robert L. Johnson, the founder of Black Entertainment Television. The RLJ Companies owns or holds interests in diverse businesses, including private equity, financial services, asset management, insurance services, automobile dealerships, film production, sports and entertainment and video lottery terminal gaming. Mr. Sinclair currently serves as a director of RLJ Entertainment, Inc. a publicly traded company in the media rights business, and formerly served as President and a director of RLJ Acquisition, Inc., a publicly traded Special Purpose Acquisition Company that is now a subsidiary through merger of RLJ Entertainment, Inc. Mr. Sinclair also sits on additional boards of RLJ portfolio investment companies. Mr. Sinclair has also served as Vice President of Legal and Business Affairs for RLJ Urban Lodging Funds, a private equity fund which concentrated on limited and focused service hotels; for RLJ Development, the RLJ Companies’ hotel and hospitality company; and as Acting President of the Charlotte Bobcats, the NBA franchise located in Charlotte, North Carolina. Mr. Sinclair has also served as a director of Urban Trust Bank, a federal thrift headquartered in Orlando, Florida, where he chaired the Audit Committee. Prior to joining The RLJ Companies, Mr. Sinclair spent 28 years, from October 1978 to February 2003, with the Washington, DC based law firm Arent Fox, PLLC, where he specialized in complex commercial disputes and litigation, and represented both public and private entities. In the late 1990s, Mr. Sinclair became the partner in charge of litigation at Arent Fox, and today remains a counsel to the firm. Mr. Sinclair holds a Bachelor’s degree in Mathematics and a Master’s degree in business administration from the University of Rochester, and a Juris Doctor degree from The George Washington University.

We believe Mr. Sinclair’s experiences in commercial disputes, litigation, and board service on other public companies qualify him to serve on our board of directors.

Donald E. Stout has been our director since July 19, 2012 and a director of I/P since August 15, 2011 and until the consummation of the Merger. In a career spanning over forty years, Mr. Stout has been involved in virtually all facets of intellectual property law. From 1968 to 1972, Mr. Stout was an assistant examiner at the United States Patent and Trademark Office (USPTO), where he focused on patent applications covering radio and television technologies. Thereafter, from 1971 to 1972, Mr. Stout worked as a law clerk for two members of the USPTO Board of Appeals. Mr. Stout has been a senior partner at the law firm of Antonelli, Terry, Stout and Kraus, LLP since 1982. As an attorney in private practice, Mr. Stout has focused on litigation, licensing and representation of clients before the USPTO in diverse technological areas. Mr. Stout has written and prosecuted hundreds of patent applications in diverse technologies, rendered opinions on patent infringement and validity, and has testified as an expert witness regarding obtaining and prosecuting patents. Mr. Stout is the co-founder of NTP Inc., which licensed Research in Motion (RIM), the maker of the Blackberry handheld devices, for $612.5 million to settle a patent infringement action. Mr. Stout is a member of the bars of the District of Columbia and Virginia, and is admitted to practice before the Supreme Court of the United States, the Court of Appeals for the Federal Circuit and the USPTO. Mr. Stout holds a Bachelor’s degree in Electrical Engineering, with distinction, from Pennsylvania State University, and a Juris Doctor degree, with honors, from The George Washington University.

We believe Mr. Stout’s experience in intellectual property law qualifies him to serve on our board of directors.

Ashley C. Keller has been a director since December 31, 2012. Ashley Keller is co-founder and Chief Investment Officer of Gerchen Keller Capital, LLC, a private investment firm formed to invest in complex commercial legal claims. Prior to co-founding Gerchen Keller Capital, Mr. Keller was a special situations Analyst at Alyeska Investment Group, a hedge fund based in Chicago. In that position, he focused on investments in companies facing complex regulatory, legal, and other matters. Prior to joining Alyeska, Mr. Keller was an attorney with an array of experience in complex and high-stakes commercial litigation. He was a Partner at Bartlit Beck Herman Palenchar & Scott LLP, where he handled various trial and appellate matters involving securities and patent cases, contractual disputes, and mass-tort class actions. Before practicing law, Mr. Keller clerked for Judge Richard Posner at the United States Court of Appeals for the Seventh Circuit and Justice Anthony Kennedy at the Supreme Court of the United States. Mr. Keller graduated magna cum laude from Harvard University with a degree in government. He received an MBA with high honors from the University Of Chicago Booth School Of Business, where he graduated in the top 5% of his class. He earned his JD with highest honors from the University of Chicago Law School, where he graduated first in his class.

We believe Mr. Keller’s experience in commercial litigation matters and involvement in securities and patent cases qualifies him to serve on our board of directors.

Director Independence

We believe that Messrs. Siegel, Engelman, Sinclair, Stout and Keller qualify as independent directors in accordance with the standards set by the NYSE MKT as well as Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Accordingly, our board of directors is comprised of a majority of independent directors as required by the NYSE MKT.

Committee of the Board of Directors

Our board of directors has established three standing committees: (1) the Audit Committee, (2) the Compensation Committee and (3) the Nominating and Corporate Governance Committee. Each committee operates under a charter that has been approved by the board of directors, and which is available on our website at http://ir.vringo.com.

Compensation Committee

Our board of directors has established a Compensation Committee, comprised of Messrs. Siegel, Engelman and Keller, all of whom are independent directors. Mr. Engelman serves as chairman of the Compensation Committee.

The Compensation Committee is authorized to:

•	review and recommend the compensation arrangements for management to our board of directors, including the compensation for our chief executive officer; and

•	establish and review general compensation policies with the objective of attracting and retaining superior talent, rewarding individual performance and achieving our financial goals.

Audit Committee

Our board of directors has established an Audit Committee, comprised of Messrs. Sinclair, Stout and Keller, all of whom are independent directors. Mr. Sinclair serves as chairman of the Audit Committee. Our board of directors has determined that Mr. Sinclair is an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

The Audit Committee is authorized to:

•	approve and retain the independent auditors to conduct the annual audit of our books and records;

•	review the proposed scope and results of the audit;

•	review and pre-approve the independent auditor's audit and non-audit services rendered;

•	approve the audit fees to be paid;

•	review accounting and financial controls with the independent auditors and our financial and accounting staff;

•	review and approve transactions between us and our directors, officers and affiliates;

•	recognize and prevent prohibited non-audit services;

•	establish procedures for complaints received by us regarding accounting matters;

•	oversee internal audit functions; and

•	prepare the report of the Audit Committee that SEC rules require to be included in our annual meeting proxy statement.

Nominating and Corporate Governance Committee

Our board of directors has established a Nominating and Corporate Governance Committee, comprised of Messrs. Siegel and Sinclair, both of whom are independent directors. Mr. Siegel serves as chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is authorized to:

•	identify and nominate members of the board of directors;

•	oversee the evaluation of the board of directors and management;

•	develop and recommend corporate governance guidelines to the board of directors;

•	evaluate the performance of the members of the board of directors; and

•	make recommendations to the board of directors as to the structure, composition and functioning of the board of directors and its committees.

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

Board Leadership Structure, Executive Sessions of Non-Management Directors

Mr. Perlman currently serves as our Chief Executive Officer and Mr. Siegel, a non-management director, serves as chairman of our board of directors. The board of directors has chosen to separate the chief executive officer and chairman positions because it believes that (i) independent oversight of management is an important component of an effective board and (ii) this structure benefits the interests of all stockholders. If the board convenes for a special meeting, the non-management directors will meet in executive session if circumstances warrant. Mr. Siegel, or other independent director, will preside over executive sessions of the board of directors.

Risk Oversight

The board of directors oversees our business and considers the risks associated with our business strategy and decisions. The board currently implements its risk oversight function as a whole. Upon the formation of each of the board committees, the committees will also provide risk oversight and report any material risks to the board.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees. Copy of our code of ethics is accessible on our website at http://ir.vringo.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of the NYSE MKT.

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

Based solely upon a review of the copies of the forms furnished to us, we believe that our officers, directors and holders of more than 10% of our common stock complied with all applicable filing requirements during the fiscal year ended December 31, 2012.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation paid or accrued during the last two fiscal years ended December 31, 2012 and 2011 to (i) our Chief Executive Officer, (ii) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended 2012 and were serving as executive officers as of such date, and (iii) our former Chief Executive Officer that served as our principal executive officer until March 7, 2012.

Name and principal position	Year	Salary($)		Option awards($)(1)		Stock awards($)(1)	All other compensation($)		Total($)
Andrew D. Perlman	2012	240,289		4,289,556	(*)	2,511,000	169,080	(3)	7,209,925
Chief Executive Officer	2011	195,000		156,325		—	—		351,325

Ellen Cohl	2012	137,553	(2)	965,209	(*)	372,000	38,394	(4)	1,513,156
Chief Financial Officer	2011	127,988	(2)	58,180		—	36,841	(4)	223,009

Alexander R. Berger (5)	2012	102,836		3,419,870		2,511,000	—		6,033,706
Chief Operating Officer	2011	—		—		—	—		—

Jonathan Medved	2012	62,918	(2)	208,088	(7)	—	196,714	(6)	467,720
Former Chief Executive Officer	2011	215,255	(2)	—		—	104,177	(6)	319,432

(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Notes 2(m) and 10 to the accompanying consolidated financial statements.

(2)	Based upon an average exchange rate of 3.85 and 3.58 between the NIS and U.S. Dollar for 2012 and 2011, respectively.

(3)	All other compensation represents amounts reimbursed by us for taxes incurred in respect of options granted with below fair market value exercise prices not in compliance with Section 409A of the Internal Revenue Code.

(4)	Represents contributions to: (a) continued savings fund (Keren Hishtalmut), (b) retirement plan feature of Managers' Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $32,694 in 2012 and $30,898 in 2011. Additionally, includes local travel reimbursement in the aggregate amount of $5,700 in 2012 and $5,943 in 2011.

(5)	On July 19, 2012, pursuant to the consummation of the Merger, Mr. Berger joined as our Chief Operating Officer. The amounts disclosed above exclude compensation paid to Mr. Berger, by I/P, prior to the Merger. In the period from January 1, 2012 to the Merger date, total contributions made by I/P for salary were $83,829. In the period from Inception through December 31, 2011, I/P paid $56,804 for salary.

(6)	All other compensation represents contributions made towards severance in the total amount of $120,310 (a) continued savings fund (Keren Hishtalmut), (b) retirement plan feature of Managers' Insurance (Kupat Gemel), (c) disability insurance (Ovdan Kosher Avoda) and (d) statutory national insurance (Bituach Leumi) in the aggregate total amount of $60,366 in 2012 and $67,580 in 2011. In addition, includes payments associated with possession of company-leased vehicle in the amount of $12,883 in 2012 and $19,578 in 2011. Additionally, includes life insurance (Keyman insurance) in the aggregate amount of $3,155 in 2012 and $17,019 in 2011.

(7)	$102,324 of the amount listed above relates to the incremental expense incurred in connection with extension of expiration of certain options, as part of Mr. Medved’s separation agreement.

(*)	Pursuant to the consummation of the Merger, the vesting of all pre-Merger granted options was fully accelerated. As a result, 343,323 unvested options granted to Mr. Perlman and 114,583 unvested options granted to Ms. Cohl became fully vested and an additional incremental expense of $372,058 and $178,025, respectively, was incurred by us. See also Note 10 to the accompanying consolidated financial statements.

Narrative Disclosure to Summary Compensation Table

Andrew D. Perlman

On March 18, 2010, we entered into an employment agreement with Andrew D. Perlman which provided for 90 days’ notice of termination by the Company other than for cause or by Mr. Perlman in order to resign. During the term of his employment, through December 31, 2012, Mr. Perlman's annual base salary was $175,000. In addition, he was eligible to receive $5,000 at the end of each quarter.

In March 2012, Mr. Perlman was appointed as our Chief Executive Officer. In connection with Mr. Perlman’s new position, the board of directors agreed to the following revised employment terms: base salary of $250,000 per year and severance equal to one year’s base salary to be paid in the event he ceases to be our Chief Executive Officer pursuant to a change of control transaction.

On February 13, 2013, we entered into a new employment agreement with Mr. Perlman. Mr. Perlman’s employment agreement has a term of three (3) years. Mr. Perlman and the Company have agreed to commence negotiations to enter into a new employment agreement at least six (6) months prior to the expiration of the three-year term and to conclude those negotiations no later than the date that is three (3) months prior to the expiration of the term of the employment agreement. Under the terms of the new employment agreement, Mr. Perlman is entitled to receive a base salary of $385,000 effective January 1, 2013 until December 31, 2013. From January 1, 2014 to December 31, 2014, Mr. Perlman will be entitled to receive a base salary of $400,000. From January 1, 2015 through the remainder of the term of the employment agreement, Mr. Perlman will be entitled to receive a base salary of $415,000. In addition, Mr. Perlman will be eligible to participate in any annual bonus or other incentive compensation program that we may adopt from time to time for our executive officers. In addition, on February 1, 2013, we entered into an indemnification agreement with Mr. Perlman.

Mr. Perlman’s current employment agreement, may be terminated upon death, disability, by us with or without Cause (as defined below), by Mr. Perlman with or without Good Reason (as defined below) or on the last day of the term of the employment agreement. In the event the employment agreement is terminated for (i) Good Reason by Mr. Perlman, or (ii) by us without Cause, Mr. Perlman shall be entitled to receive (A) the payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any other arrangement with us through the date the employment period is terminated, (B) an amount of base salary (at the rate of base salary in effect immediately prior to such termination) equal to the lesser of (x) one times the base salary and (y) two times the base salary payable for the number of full months remaining in the employment period, and (C) COBRA continuation coverage paid in full by us for up to a maximum of twelve months following the date of termination. In the event the employment agreement is terminated by us for Cause, without Good Reason by Mr. Perlman, or the parties elect not to renew the agreement, Mr. Perlman will be entitled to payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any other arrangement with the Company. “Cause” as used Mr. Perlman’s employment agreement means: (a) the willful and continued failure of Mr. Perlman to perform substantially his duties and responsibilities for the Company (other than any such failure resulting from his death or disability) after a written demand by the board of directors for substantial performance is delivered to Mr. Perlman by the Company, which specifically identifies the manner in which the board of directors believes that Mr. Perlman has not substantially performed his duties and responsibilities, which willful and continued failure is not cured by Mr. Perlman within thirty days of his receipt of such written demand; (b) the conviction of, or plea of guilty or nolo contendere to a felony, (c) intentional breach of his non-compete obligations, (d) an intentional breach of the non-disclosure and non-solicitation agreement; or (e) a unanimous good faith finding by the board of directors that Mr. Perlman has engaged in fraud, dishonesty, gross negligence or misconduct which, if curable, has not been cured within thirty days after his receipt of a written notice from the board of directors stating with reasonable specificity the basis of such finding. “Good Reason” as used Mr. Perlman’s employment agreement means (a) the assignment, without Mr. Perlman’s consent, to Mr. Perlman of duties that result in a substantial diminution of the duties that he assumed; provided, however, the failure of Mr. Perlman to be reelected to the board of directors shall not be deemed to be a diminution of duties; (b) the assignment, without Mr. Perlman’s consent, of a title that is subordinate to the title Chief Executive Officer; (c) a reduction in Mr. Perlman’s base salary; (d) the Company's requirement that Mr. Perlman regularly report to work in a location that is more than fifty miles from the Company's current New York office, without the Mr. Perlman’s consent; (e) a change in reporting relationship, provided however, that Good Reason does not include a change in the reporting relationship whereby Mr. Perlman will report to the board of directors of an acquiring company after a change of control (as that term is defined in the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan); or (f) a material breach by the Company of Mr. Perlman’s employment agreement.

Both employment agreements requires Mr. Perlman to assign inventions and other intellectual property which he conceived or reduced to practice during his employment to us and to maintain our confidential information during employment and thereafter. Mr. Perlman is also subject to a non-competition and a non-solicitation provision for a period of two years following termination of his employment.

On January 9, 2012, we granted Mr. Perlman 100,000 options, at an exercise price of $0.96, vesting quarterly over four years, with a one year cliff. In addition, on March 13, 2012, we granted Mr. Perlman 450,000 options, at an exercise price of $1.65, vesting quarterly over three years. On July 26, 2012, we granted Mr. Perlman 1,275,000 options and 675,000 RSUs, vesting quarterly over three and four years, respectively. In addition, pursuant to the consummation of the Merger, the vesting of all pre-Merger granted options was fully accelerated. As a result, an additional 343,323 options were vested. See Note 10 to the accompanying consolidated financial statements.

Ellen Cohl

Ellen Cohl entered into an employment agreement with us on October 20, 2010, to act as our principal financial officer. Her agreement requires us to provide her with 90 days’ notice of termination other than for cause and for her to provide us with 90 days’ notice of resignation. In January 2011, Ms. Cohl's gross annual salary was NIS 480,000 (approximately $134,110). In August 2012, following the completion of the Merger, Ms. Cohl’s annual salary was increased to NIS 600,000 (approximately $155,520). Ms. Cohl shall be reimbursed for all pre-approved expenses, and travel expenses, incurred in connection with her duties pursuant to the employment agreement. In addition, on February 1, 2013, we entered into an indemnification agreement with Ms. Cohl.

For purposes of examining entitlement to severance payments under law and under her agreement, Ms. Cohl's tenure commenced on her employment start date of October 1, 2009. To fulfill obligations to pay severance in certain circumstances pursuant to Israeli law, a Manager's Policy has been established for Ms. Cohl and an amount equal to 15.83% of Ms. Cohl's annual salary is deposited each year towards such Manager's Policy, which amount is split among an account for severance pay, disability insurance and a pension fund. Pursuant to a resolution by the board of directors on February 14, 2013, Ms. Cohl’s severance fund was to be brought in line with Israel's Severance Pay Law, 1963, in which the rate of compensation is the most recent salary multiplied by the years of work (or any part thereof). Except in circumstances that would not require the payment of severance pursuant to Israeli law, in the event of the termination of Ms. Cohl's employment, the Manager's Policy will be transferred to her personally. The Manager's Policy would not be transferred to Ms. Cohl in certain circumstances, including breach of confidentiality and non-competition provisions or the breach of fiduciary duties. During the term of Ms. Cohl's employment, the Company will contribute an amount equal to 7.5% of her base salary into a Further Savings Fund recognized by Israeli income tax authorities, which will continue only up to the applicable tax-exempt “ceiling” under the income tax regulations in effect from time to time. The funds may be released to Ms. Cohl upon her written request.

The employment agreement requires Ms. Cohl to assign inventions and other intellectual property which she conceives or reduces to practice during employment to us and to maintain our confidential information during employment and thereafter. Ms. Cohl is also subject to a non-competition and a non-solicitation provision that extends for a period of twelve months following termination of her agreement.

On January 9, 2012, we granted Ms. Cohl 85,000 options, at an exercise price of $0.96 vesting quarterly over four years, with a one year cliff. On February 22, 2012, we granted Ms. Cohl 20,000 options, at an exercise price of $0.01 vesting immediately. In addition, on March 13, 2012, we granted Ms. Cohl 185,000 options, at an exercise price of $1.65, vesting quarterly over three years. On July 26, 2012, we granted Ms. Cohl 200,000 options and 100,000 RSUs, vesting quarterly over three and four years, respectively. In addition, pursuant to the consummation of the Merger, the vesting of all pre-Merger granted options was fully accelerated. As a result, an additional 114,583 options were vested. See Note 10 to the accompanying consolidated financial statements.

Alexander R. Berger

On July 19, 2012, we assumed all of the duties, obligations and liabilities of I/P under the employment agreement with Alexander R. Berger. Mr. Berger’s employment agreement had an initial term of eighteen months, with an option to either renegotiate the terms of the employment agreement prior to the expiration of the initial term, which term is subject to automatic one-year extensions unless either party gives notice of non-renewal to the other party three months prior to the expiration of the applicable term. Under the terms of his agreement, Mr. Berger was entitled to receive a base salary of $150,000 and, upon the subsequent filing of a Securities and Exchange Commission Registration Statement, and consummation of financing of at least $7,000,000, his base salary was increased to $250,000. His agreement required us to provide him with 30 days’ notice of termination other than for cause and for him to provide us with 30 days’ notice of resignation.

On February 13, 2013, we entered into a new employment agreement with Mr. Berger. Mr. Berger’s prior employment agreement with us expired by its terms on February 9, 2013. Mr. Berger’s new employment agreement has a term of three years. We and Mr. Berger have agreed to commence negotiations to enter into a new employment agreement at least six months prior to the expiration of the three-year term and to conclude those negotiations no later than the date that is three months prior to the expiration of the term of the employment agreement. Under the terms of his employment agreement, Mr. Berger is currently entitled to receive a base salary of $385,000 effective January 1, 2013 until December 31, 2013. From January 1, 2014 to December 31, 2104, Mr. Berger will be entitled to receive a base salary of $400,000. From January 1, 2015 through the remainder of the term of the employment agreement, Mr. Berger will be entitled to receive a base salary of $415,000. In addition, Mr. Berger will be eligible to participate in any annual bonus or other incentive compensation program that we may adopt from time to time for its executive officers. In addition, on February 1, 2013, we entered into an indemnification agreement with Mr. Berger.

Mr. Berger’s employment agreement, may be terminated upon death, disability, by us with or without Cause (as defined below), by Mr. Berger with or without Good Reason (as defined below) or on the last day of the term of the employment agreement. In the event the employment agreement is terminated for (i) Good Reason by Mr. Berger, or (ii) by the Company without Cause, Mr. Berger shall be entitled to receive (A) the payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any other arrangement with the Company through the date the employment period is terminated, (B) an amount of base salary (at the rate of base salary in effect immediately prior to such termination) equal to the lesser of (x) one times the base salary and (y) two times the base salary payable for the number of full months remaining in the employment period, and (C) COBRA continuation coverage paid in full by the Company for up to a maximum of twelve months following the date of termination. In the event the employment agreement is terminated by the Company for Cause, without Good Reason by Mr. Berger, or the parties elect not to renew the agreement, Mr. Berger will be entitled to payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any other arrangement with the Company. “Cause” as used Mr. Berger’s employment agreement means: (a) the willful and continued failure of Mr. Berger to perform substantially his duties and responsibilities for the Company (other than any such failure resulting from his death or disability) after a written demand by the board of directors for substantial performance is delivered to Mr. Berger by the Company, which specifically identifies the manner in which the board of directors believes that Mr. Berger has not substantially performed his duties and responsibilities, which willful and continued failure is not cured by Mr. Berger within thirty days of his receipt of such written demand; (b) the conviction of, or plea of guilty or nolo contendere to a felony, (c) intentional breach of his non-compete obligations, (d) an intentional breach of the non-disclosure and non-solicitation agreement; or (e) a unanimous good faith finding by the board of directors that Mr. Berger has engaged in fraud, dishonesty, gross negligence or misconduct which, if curable, has not been cured within thirty days after his receipt of a written notice from the board of directors stating with reasonable specificity the basis of such finding. “Good Reason” as used Mr. Berger’s employment agreement means (a) the assignment, without Mr. Berger’s consent, to Mr. Berger of duties that result in a substantial diminution of the duties that he assumed; provided, however, the failure of Mr. Berger to be reelected to the board of directors shall not be deemed to be a diminution of duties; (b) the assignment, without Mr. Berger’s consent, of a title that is subordinate to the title Chief Operating Officer; (c) a reduction in Mr. Berger’s base salary; (d) the Company's requirement that Mr. Berger regularly report to work in a location that is more than fifty miles from the Company's current New York office, without the Mr. Berger’s consent; (e) a change in reporting relationship, provided however, that Good Reason does not include a change in the reporting relationship whereby Mr. Berger will report to the board of directors of an acquiring company after a change of control (as that term is defined in the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan); or (f) a material breach by the Company of Mr. Berger’s employment agreement.

Mr. Berger’s employment agreement also includes a covenant not to compete with the Company or solicit any material commercial relationships of the Company for a period of two years after Mr. Berger is actually no longer employed by the Company.

On July 26, 2012, we granted Mr. Berger 1,275,000 options at an exercise price of $3.72 and 675,000 RSUs, vesting quarterly over three and four years, respectively.

Jonathan Medved Separation Agreement

In March 2012, we signed a separation agreement with our former Chief Executive Officer, Jonathan Medved. According to the terms of the separation agreement, and consistent with Mr. Medved’s employment agreement, Mr. Medved received salary and benefits during a ninety day notice period and a nine month severance period, and continued to vest stock options after his termination. In addition, options granted to Mr. Medved at $0.01 fully vested as of June 21, 2012 and the expiration date for exercising all vested options was extended to September 21, 2013. Furthermore, an additional 100,000 options at $1.65, were granted to Mr. Medved, subject to good faith compliance upon separation from us. These options will vest quarterly over a three year period.

Outstanding Equity Awards at 2012 Fiscal Year End

The following table sets forth information regarding grants of stock options and unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2012, to each of our named executive officers.

	Options Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Option exercise price($)	Option expiration date	Number of shares or units that have not vested (#)	Market value of shares or units that have not vested ($)
Andrew D. Perlman (1)(*)	2,500	—	4.50	October 9, 2013	—	—
Andrew D. Perlman (1)(*)	76,000	—	0.96	January 9, 2018	—	—
Andrew D. Perlman (1)(*)	2,167	—	1.50	January 1, 2015	—	—
Andrew D. Perlman (1)(*)	90,000	—	5.50	March 17, 2016	—	—
Andrew D. Perlman (2)(*)	90,000	—	5.50	January 31, 2017	—	—
Andrew D. Perlman (4)(*)	4,167	—	3.00	June 25, 2013	—	—
Andrew D. Perlman (5)	—	—	—	—	675,000	1,937,250
Andrew D. Perlman (6)	212,500	1,062,500	3.72	July 26, 2022	—	—
Andrew D. Perlman (6)(*)	450,000	—	1.65	March 13, 2018	—	—
Alexander R. Berger (5)	—	—	—	—	675,000	1,937,250
Alexander R. Berger (6)	212,500	1,062,500	3.72	July 26, 2022	—
Ellen Cohl (1) (*)	85,000	—	0.96	January 9, 2018	—	—
Ellen Cohl (1) (*)	40,000	—	5.50	March 17, 2016	—	—
Ellen Cohl (1) (*)	20,000	—	5.50	January 31, 2017	—	—
Ellen Cohl (2) (*)	6,924	—	0.01	March 17, 2016	—	—
Ellen Cohl (3) (*)	20,000	—	0.01	January 31, 2017	—	—
Ellen Cohl (5)	—	—	—	—	100,000	287,000
Ellen Cohl (6) (*)	185,000	—	1.65	March 13, 2018	—	—
Ellen Cohl (6)	33,333	167,667	3.72	July 26, 2022	—	—
Jonathan Medved (1)	11,688	—	1.50	September 21, 2013	—	—
Jonathan Medved (1)	362,500	37,500	5.50	September 21, 2013	—	—
Jonathan Medved (3)	25,000	75,000	1.65	March 13, 2018	—	—
Jonathan Medved (4)	20,833	—	3.00	September 21, 2013	—	—

(1)	25% of the option vests in arrears on the date which is twelve months after the applicable vesting commencement date, subject to the optionee's continuous service status on such date. The remaining 75% of the option vests in twelve equal quarterly increments (6.25% per quarter) over the subsequent three years, subject to the optionee's continuous service on the relevant vesting date.

(2)	33% of the option vests in arrears on the date which is twelve months after the applicable vesting commencement date, subject to the optionee's continuous service on such date. The remaining 67% of the option vests in equal quarterly increments (8.33% per quarter) over the subsequent two years, subject to the optionee's continuous service on the relevant vesting date.

(3)	33% of the option vests in arrears on the date which is twelve months after the applicable vesting commencement date, subject to the optionee's continuous service on such date. The remaining 67% of the option vests in two equal annual increments (33% per year) over the subsequent two years, subject to the optionee's continuous service on the relevant vesting date.

(4)	12.5% of the option vests on the date which is six months after the applicable vesting commencement date, subject to the optionee's continuous service on such date. The remaining 87.5% of the option vests in fourteen equal quarterly increments (6.25% per quarter) over the subsequent three and a half years, subject to the optionee's continuous service on the relevant vesting date.

(5)	RSU awards vest over 4 years, with 12.5% vesting on January 26, 2013 and the remaining 87.5% of the RSUs vesting in fourteen equal quarterly increments (6.25% per quarter) over the subsequent three and a half years, subject to the participant's continuous service on the relevant vesting date.

(6)	The option vests in twelve equal quarterly increments (8.33% per quarter) over the three years, subject to the optionee's continuous service on the relevant vesting date.

(*)	Pursuant to the consummation of the Merger, the vesting of all pre-Merger options granted to Mr. Perlman and Ms. Cohl was accelerated, as a result, 343,323 and 114,583 options, respectively, at an exercise price range of $0.01-$5.50 were accelerated. See also Note 10 to the accompanying consolidated financial statements.

Potential Payments upon Termination or Change-In-Control

The following summarizes the potential payments to each named executive officer as of December 31, 2012, except for Mr. Medved who terminated employment with us in March 2012. The discussion assumes that, with the exception of Mr. Medved, the event occurred on December 31, 2012, the last business day of our fiscal year, at which time the closing price of our common stock as listed on the NYSE MKT was $2.87 per share.

Andrew D. Perlman

Based on the employment arrangement in effect as of December 31, 2012, we were required to provide Mr. Perlman 90 days’ notice in the event of termination other than for cause which as of December 31, 2012, would have required us to pay Mr. Perlman $62,500 had we terminated him without any notice. In addition, all of his unvested equity instruments would have vested under their normal vesting schedule without any further condition of employment. As a result, the intrinsic value of all unvested equity instruments as of December 31, 2012, would have been $1,937,250. In the event a change of control had occurred on December 31, 2012 and Mr. Perlman had not continued as the CEO (other than a result of Mr. Perlman’s resignation without good reason or his termination for cause), he would have been entitled to one times his base salary or $250,000 and 75% acceleration of certain equity instruments granted after the Merger, which for such unvested awards, would have been $1,452,938 as of December 31, 2012.

Ellen Cohl

Based on the employment arrangement in effect as of December 31, 2012, we were required to provide Ms. Cohl 90 days’ notice in the event of termination other than for cause which as of December 31, 2012, would have required us to pay Ms. Cohl $38,880 had we terminated her without notice..

For purposes of examining entitlement to severance payments under law and under her agreement, Ms. Cohl's tenure commenced on her employment start date of October 1, 2009. To fulfill obligations to pay severance in certain circumstances pursuant to Israeli law, a Manager's Policy has been established for Ms. Cohl and an amount equal to 15.83% of Ms. Cohl's annual salary is deposited towards such Manager's Policy, which amount will be split among an account for severance pay, disability insurance and a pension fund. Except in circumstances that would not require the payment of severance pursuant to Israeli law, in the event of the termination of Ms. Cohl's employment, the Manager's Policy will be transferred to her personally, which amount would have been $123,657 as of December 31, 2012. The severance portion of the Manager's Policy would not be transferred to Ms. Cohl in certain circumstances, including breach of confidentiality and non-competition provisions or the breach of fiduciary duties. In addition, upon change of control, Ms. Cohl would be entitled to receive 75% acceleration of certain equity instruments granted after the Merger, which for such unvested awards, would have been $215,250 as of December 31, 2012.

Alexander R. Berger

Based on the employment arrangement in effect as of December 31, 2012, we were required to provide Mr. Berger 30 days’ notice in the event of termination other than for cause which as of December 31, 2012, would have required us to pay Mr. Berger $20,833 had we terminated him without any notice. In the event of termination for good reason (as defined in his employment contract), Mr. Berger was entitled to receive up to one year of base salary and benefits as severance, which would have been $266,250, as of December 31, 2012.

Pursuant to Mr. Berger’s employment agreement if we had terminated him for any reason other than cause, all of his unvested incentive equity instruments shall continue to vest under their normal vesting schedule without any further condition of employment. As a result, the intrinsic value of all unvested equity instruments as of December 31, 2012 would have been $1,937,250. In addition, upon change of control, Mr. Berger would be entitled to receive 75% acceleration of certain equity instruments granted after the Merger, which for such unvested awards, would have been $1,452,938 as of December 31, 2012.

Jonathan Medved

In connection with Mr. Medved’s termination he received total cash severance payments of $120,310, and benefits of $50,718. In addition, the intrinsic value of all unvested equity instruments which vested as a result of his termination was $1,937,250.

Director Compensation

The following table sets forth the compensation of persons who served as non-employee members of our board of directors during all or part of 2012,.

	Fees Earned or	Stock	Option	All other
Name	Paid in Cash ($)	Awards ($) (1)	Awards ($) (1)	compensation ($)	Total ($)
Seth M. Siegel (2)	—	1,116,000	773,025	119,000	2,008,025
John Engelman (3)	5,000	837,000	657,606	10,827	1,510,433
Donald E. Stout (4)	—	837,000	335,281	42,563	1,214,844
H. Van Sinclair (5)	—	837,000	335,281	—	1,172,281
Philip Serlin (6)	7,500	43,050	157,897	—	208,447
Edo Segal (7)	—	—	34,932	85,863	120,795
Geoffrey M. Skolnik (8)	6,250	—	61,037	—	67,287
Ashley C. Keller (9)	—	—	—	—	—

(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. See Notes 2(m) and 10 of the accompanying consolidated financial statements for the year ended December 31, 2012, for the assumptions made in the valuation of the equity awards.

(2)	As of December 31, 2012, 300,000 RSUs were outstanding and additionally 550,000 options were outstanding, of which 445,833 options were exercisable. All other compensation represents amounts reimbursed by us for taxes incurred in respect of options granted with below fair market value exercise prices not in compliance with Section 409A of the Internal Revenue Code.

(3)	Fees earned by Mr. Engelman were for director services and committee membership for the period until Merger, after which time no cash fees were paid for director services. As of December 31, 2012, 225,000 RSUs were outstanding and additionally 352,500 options were outstanding, of which 248,333 options were exercisable. All other compensation represents amounts reimbursed by us for taxes incurred in respect of options granted with below fair market value exercise prices not in compliance with Section 409A of the Internal Revenue Code.

(4)	No cash fees were paid for director services from the Merger to December 31, 2012. As of December 31, 2012, 225,000 RSUs were outstanding and additionally 166,178 options were outstanding, of which 62,011 options were exercisable. Furthermore, we paid $42,563 to the law firm in which Mr. Stout is a partner.

(5)	No cash fees were paid for director services from the Merger to December 31, 2012. As of December 31, 2012, 225,000 RSUs were outstanding and additionally 125,000 options were outstanding, of which 20,833 options were exercisable.

(6)	Fees were earned by Mr. Serlin for director services and for Audit Committee Chairmanship for the period until Merger, at which time his service as director ceased. As of December 31, 2012, 15,000 RSUs were outstanding and additionally 115,000 options were outstanding, of which 107,500 options were exercisable.

(7)	Mr. Segal did not receive cash fees for director services for the period until Merger, at which time his service as director ceased. As of December 31, 2012, 81,667 options were outstanding and exercisable. All other compensation includes $66,363 reimbursed by us for taxes incurred in respect of options granted with below fair market value exercise prices not in compliance with Section 409A of the Internal Revenue Code. Furthermore, we paid $19,500 to two corporations under Mr. Segal's control.

(8)	Fees were earned by Mr. Skolnik for director services and for the period until Merger, at which time his service as director ceased. As of December 31, 2012, 72,500 options were outstanding and exercisable.

(9)	Mr. Keller joined our board of directors on December 31, 2012. Mr. Keller did not earn nor receive any cash payment in 2012.

We reimburse each member of our board of directors for reasonable travel and other expenses in connection with attending meetings of the board of directors.

Narrative Disclosure to Director Compensation Table

Seth M. Siegel has served as a director since May 2006 and as chairman of the board since March 2010. In 2012, Mr. Siegel did not receive any cash payment for any of his duties on the board of directors. On January 9, 2012, we granted Mr. Siegel 50,000 options, at an exercise price of $0.96, vesting quarterly over four years, with a one year cliff. In addition, on March 13, 2012, we granted Mr. Siegel 225,000 options, at an exercise price of $1.65, vesting quarterly over three years. On July 26, 2012, we granted Mr. Siegel 125,000 options and 300,000 RSUs, vesting quarterly over three years. In addition, pursuant to the consummation of the Merger, the vesting of all pre-Merger granted options was accelerated. As a result, an additional 145,833 options have vested. See Note 10 to the accompanying consolidated financial statements.

John Engelman has served as a director and member of the Compensation Committee since December 2010. On January 9, 2012, we granted Mr. Engelman 20,000 options, at an exercise price of $0.96, vesting quarterly over four years, with a one year cliff. In addition, on March 13, 2012, we granted Mr. Engelman 175,000 options, at an exercise price of $1.65, vesting quarterly over three years. On July 26, 2012, we granted Mr. Engelman 125,000 options and 225,000 RSUs, vesting quarterly over three years. In addition, pursuant to the consummation of the Merger, the vesting of all pre-Merger granted options was accelerated. As a result, an additional 73,958 options have vested. See Note 10 to the accompanying consolidated financial statements.

Donald E. Stout has been a director since July 19, 2012 and was a director of I/P prior to the Merger. In 2012, Mr. Stout did not receive any cash payment for his duties as an independent director and member of the Audit Committee. On July 26, 2012, we granted Mr. Stout 125,000 options and 225,000 RSUs, vesting quarterly over three and four years, respectively.

H. Van Sinclair has been a director since July 19, 2012 and was a director of I/P prior to the Merger. In 2012, Mr. Sinclair did not receive any cash payment for his duties as an independent director, member of Nominating, Corporate Governance Committee and Audit Committee. On July 26, 2012, we granted Mr. Sinclair 125,000 options and 225,000 RSUs, vesting quarterly over three and four years, respectively.

Philip Serlin served as a director from May 2010 through July 19, 2012. On January 9, 2012, we granted Mr. Serlin 25,000 options, at an exercise price of $0.96, vesting quarterly over four years, with a one year cliff. In addition, on March 13, 2012, we granted Mr. Serlin 115,000 options, at an exercise price of $1.65, vesting quarterly over three years. On July 26, 2012, we granted Mr. Serlin 15,000 options and 15,000 RSUs, vesting over a one year period, pursuant to a consulting arrangement. In addition, pursuant to the consummation of the Merger, the vesting of all pre-Merger granted options was accelerated. As a result, an additional 156,667 options have vested. See Note 10 to the accompanying consolidated financial statements.

Edo Segal has served as a director since July 2008 and through July 19, 2012. In 2012, Mr. Segal has not received any cash payment for his duties as an independent director. On January 9, 2012, we granted Mr. Segal 20,000 options, at an exercise price of $0.96, vesting quarterly over four years, with a one year cliff. In addition, on March 13, 2012, we granted Mr. Segal 25,000 options, at an exercise price of $1.65, vesting quarterly over three years. In addition, pursuant to the consummation of the Merger, the vesting of all pre-Merger granted options was accelerated. As a result, an additional 69,702 options have vested. See Note 10 to the accompanying consolidated financial statements.

Geoffrey M. Skolnik has served as our director and member of the Audit Committee since June 2011 and through July 19, 2012. On January 9, 2012, we granted Mr. Skolnik 22,500 options, at an exercise price of $0.96, vesting quarterly over four years, with a one year cliff. In addition, on March 13, 2012, we granted Mr. Skolnik 50,000 options, at an exercise price of $1.65, vesting quarterly over three years. In addition, pursuant to the consummation of the Merger, the vesting of all pre-Merger granted options was accelerated. As a result, an additional 62,708 options have vested. See Note 10 to the accompanying consolidated financial statements.

Ashley C. Keller has been a Director since December 31, 2012. In February 2013, the board of directors approved the grant of 20,000 RSUs, with a one year quarterly vesting.

In February 2013, the board of directors approved a $35,000 annual fee for all non-executive directors. In addition, 80,000 options, with a one year quarterly vesting were granted to all non-executive directors. According to the term of the agreements, in case of change of control, all the then unvested options shall immediately vest.

Equity Compensation Plan Information

The following table provides certain aggregate information, as of December 31, 2012, with respect to all of our equity compensation plans then in effect:

Plan Category		(a) No. of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights ($)	(c) No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	(1), (2)	12,232,926	$3.32	7,031,895
Equity compensation plans not approved by security holders	(3)	41,178	$0.99	-

(1)	These plans consist of the 2012 Employee, Director and Consultant Equity Incentive Plan “2012 Plan” and the 2006 Stock Option Plan. On July 19, 2012, following the Merger, the Company’s stockholders approved the 2012 Plan, replacing the existing 2006 Stock Option Plan, which was terminated with the remaining 9.1 million authorized shares thereunder cancelled and assumed by the 2012 Plan. The number of shares authorized under the 2012 Plan is the sum of: (i) 15.6 million shares of common stock, which constitutes 6.5 million new shares and 9.1 million previously authorized but unissued shares under the 2006 Stock Option Plan and (ii) any shares of common stock that are represented by awards granted under the 2006 Stock Option Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company after the date of adoption of the 2012 Plan, or the equivalent of such number of shares after the administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the 2012 Plan; provided, however, that no more than 3.2 million shares shall be added to the 2012 Plan.

(2)	The numbers of securities to be issued upon exercise of outstanding equities are 8,601,666 and 3,631,260 respectively for the 2012 Plan and the 2006 Stock Option Plan. The weighted-average exercise prices of outstanding options are $3.70 and $2.74, respectively for the 2012 Plan and the 2006 Stock Option Plan.

(3)	This plan consists of I/P's 2011 Equity Incentive Plan assumed by the Company in connection with the Merger, which provided for incentive stock options, nonqualified stock options, stock appreciation rights, restricted stocks, restricted stock units, stock bonus awards and performance compensation awards to be issued to directors, officers, managers, employees, consultants and advisors of I/P and its affiliates, as defined in the plan. As of the Merger, no further issuances may be made under this plan and any forfeitures may not be reused.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 20, 2013 for (a) each stockholder known by us to own beneficially more than 5% of our common stock (b) our named executive officers, (c) each of our directors, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 12, 2013 pursuant to the exercise of options or warrants or Restricted Stock Units that vest within 60 days of March 12, 2013 to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 82,451,074 shares of common stock outstanding on March 20, 2013.

Name and Address of beneficial owner (1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock
Five percent or more beneficial owners:

Hudson Bay Master Fund Ltd. (2)	6,402,366	7.2%
777 Third Avenue
New York, NY 10017

Directors and named executive officers:
Andrew Kennedy Lang (3)	7,730,473	9.1%
Alexander R. Berger (4)	2,939,278	3.5%
Andrew D. Perlman (5)	1,391,459	1.7%
Donald E. Stout (6)	1,166,363	1.4%
Seth M. Siegel (7)	781,013	*
Ellen Cohl (8)	485,674	*
John Engelman (9)	412,933	*
H. Van Sinclair (10)	269,580	*
Ashley C. Keller (11)	20,000	*
Jonathan Medved (12)	447,521	*

All current directors and officers as a group (9 individuals):	15,644,294	18.6%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of the individuals is c/o Vringo Inc., 780 3rd Ave. 15th Floor, New York, NY 10017.

(2)

Based on our records, consists of warrants to purchase up to 6,402,366 shares of our common stock that are exercisable within the next 60 days. In accordance with the terms of the warrants, Hudson Bay Master Fund Ltd. may not exercise its warrants to purchase our common stock to the extent that after giving effect to such conversion or exercise, as the case may be, Hudson Bay Master Fund Ltd. (together with its affiliates) would have acquired, through the exercise of Vringo warrants or otherwise, beneficial ownership of a number of shares of our common stock that exceeds 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise, excluding for purposes of such determination, shares of our common stock issuable upon exercise of the warrants that have not been exercised. Hudson Bay Capital Management, L.P., the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over these securities. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management L.P. Sander Gerber disclaims beneficial ownership over these securities. Mr. Gerber, through his pension plan, is also the beneficial owner of 28,748 shares of our common stock.

(3)	Includes options to purchase 90,278 shares of our common stock and warrants to purchase 2,052,419 shares of our common stock exercisable within the next 60 days. Also includes 7,812 restricted stock units. 2,931,752 shares and 965,039 shares issuable upon exercise of warrants are held by Innovation Spring LLC. Innovation Spring Trust is the sole member and the 100% owner of Innovation Spring LLC. Andrew C. Lang, the father of Mr. Andrew Kennedy Lang, has the sole power to vote or direct the vote over the shares held by Innovation Spring LLC. Mr. Andrew Kennedy Lang does not have power to vote or direct the vote over the 3,896,791 shares held by Innovation Spring LLC.

(4)	Includes options to purchase 475,000 shares of our common stock and warrants to purchase 545,621 shares of our common stock exercisable within the next 60 days. Also includes 42,187 restricted stock units 1,834,282 shares and 545,621 shares issuable upon exercise of warrants are held by ARB-A Investment Trust, of which Mr. Berger is the trustee.

(5)	Includes options to purchase 1,191,919 shares of our common stock and warrants to purchase 40,000 shares of our common stock exercisable within the next 60 days. Also includes 42,187 restricted stock units.

(6)	Includes options to purchase 92,845 shares of our common stock exercisable within the next 60 days. Also includes 18,750 restricted stock units. 733,815 shares of common stock are held by the Donald E. and Mary Stout Trust.

(7)	Includes options to purchase 486,667 shares of our common stock exercisable within the next 60 days. Also includes 25,000 restricted stock units. 19,165 shares of common stock are held by the Seth Mitchell Siegel Family Trust.

(8)	Includes options to purchase 431,924 shares of our common stock exercisable within the next 60 days. Also includes 6,250 restricted stock units.

(9)	Includes options to purchase 289,167 shares of our common stock exercisable within the next 60 days. Also includes 18,750 restricted stock units.

(10)	Includes options to purchase 61,667 shares of our common stock exercisable within the next 60 days. Also includes 18,750 restricted stock units.

(11)	Includes options to purchase 20,000 shares of our common stock exercisable within the next 60 days.

(12)	Includes options to purchase 440,855 shares of our common stock exercisable within the next 60 days. Mr. Medved ceased to serve as our Chief Executive Officer and as a director as of March 7, 2012. Address of Mr. Medved is Zrubabel 6, Jerusalem, Israel 93511.

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

Hudson Bay Master Fund Ltd., one of I/P’s principal stockholders prior to the Merger and currently a greater than 5% beneficial owner of Vringo, was issued a senior secured note payable (the “Note”), on June 22, 2011, in the total amount of $3,200,000. After the Merger was consummated, on July 19, 2012, the Note was amended and restated and the holder was able to exercise any and all rights and remedies pursuant to such amended and restated Note, including with respect to any optional redemption provisions contained therein. The amended and restated Note was to mature on June 22, 2013 and I/P had granted Hudson Bay Master Fund Ltd. a security interest in all of its tangible and intangible assets, in order to secure I/P’s obligations under the senior secured note. After the consummation of the Merger, the Note became our obligation, as it is to guarantee I/P’s obligations. On August 15, 2012, the outstanding balance of the Note was repaid in full. See also Note 6 to the accompanying financial statements.

Donald E. Stout, an independent director, is a partner at Antonelli, Terry, Stout and Kraus, LLP, which was engaged by I/P (and after the consummation of the Merger by Vringo) in connection with Lycos patent litigation. During the year ended December 31, 2012 and the period from Inception through December 31, 2011, both Vringo and I/P collectively paid Antonelli, Terry, Stout and Kraus, LLP total of $42,563 and $3,019, respectively.

Edo Segal, who served on the board of directors of Vringo through July 18, 2012, is the chief executive officer of two consulting firms which Vringo paid approximately $19,500 and $53,000 during the year ended December 31, 2012 and the period from Inception through December 31, 2011, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our auditors from the inception of Vringo in 2006 and through the year ended December 31, 2012 were Somekh Chaikin, Certified Public Accountants (Israel), a member firm of KPMG International. All of the services described in the following fee table were pre-approved by our Audit Committee. The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2012 and 2011 by Somekh Chaikin, a member firm of KPMG International:

	2012	2011
Audit Fees (1)	$184,000	$172,000
Audit Related Fees (2)	$19,000	$44,000
Tax Fees (3)	$20,000	$8,000
Total	$223,000	$224,000

(1)	This category includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	This category includes audit related fees paid in connection with merger and acquisition activities in the respective year.

(3)	Tax fees represent the aggregate fees billed for tax compliance, tax advice, and tax planning.

(*)	In addition to the above, Grant Thornton LLP were the auditors of I/P from Inception through December 31, 2011. Amounts paid to Grant Thornton during the year ended December 31, 2012 and for the period from Inception through December 31, 2011 were $208,645 and $121,625, respectively, and were in connection with the annual audit for 2011, filing of registration statements for I/P and review of comparative figures in 2012, as reflected in 2012 (post-Merger) financial statements.

(**)	Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal independent accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal independent accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal independent accountants in 2011.

Pre-Approval of Audit and Non-Audit Services

All audit and non-audit services provided by KPMG International to us must be pre-approved in advance by our Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2-F-3

Consolidated Balance Sheets	F-4-F-5

Consolidated Statements of Operations	F-6

Statements of Changes in Stockholders' Equity	F-7

Consolidated Statements of Cash Flows	F-8-F-9

Notes to the Consolidated Financial Statements	F-10-F-26

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Vringo, Inc.:

We have audited the accompanying consolidated balance sheet of Vringo, Inc. and subsidiaries (a development stage company) as of December 31, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2012 and for the period from June 8, 2011 (inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated financial statements as of December 31, 2012 and the consolidated statements of operations, stockholders’ equity, and cash flows for the period June 8, 2011 (inception) to December 31, 2012 include amounts for the period from June 8, 2011 (inception) to December 31, 2011, which were audited by other auditors whose report thereon dated March 2, 2012 expressed an unqualified opinion on those statements, before the adjustments described in Note 2(a) and Note 2(t) to the consolidated financial statements. Such report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period June 8, 2011 (inception) through December 31, 2011 is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vringo, Inc. and subsidiaries (a development stage company) as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012 and for the cumulative period from June 8, 2011 (date of inception) to December 31, 2012, in conformity with U.S. generally accepted accounting principles. As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements reflect the effect of a merger transaction that took place on July 19, 2012 and was accounted for as a reverse acquisition. Consequently, the consolidated financial statements for periods prior to the merger reflect the historical results of the accounting acquirer, which is the legal acquiree, and the consolidated financial statements for the period from the merger date through December 31, 2012 reflect the results of the combined company.

We also have audited the adjustments described in Note 2(a) and Note 2(t) that were applied to restate the 2011 consolidated financial statements to retrospectively reflect the effect of the merger transaction on equity and net loss per share, and to present certain items in accordance with current year presentation. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2011 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2011 consolidated financial statements taken as a whole.

Somekh Chaikin

A member firm of KPMG International

Jerusalem, Israel
March 21, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Vringo, Inc.

We have audited, before the effects of the adjustments to retrospectively apply the accounting requirements applicable to reverse acquisitions described in Note 2(a), the consolidated balance sheet of Innovate/Protect, Inc. (a Delaware corporation) and subsidiaries (predecessor company to Vringo, Inc. and subsidiaries) as of December 31, 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for the period from June 8, 2011 (inception) to December 31, 2011 (the 2011 consolidated financial statements before the effects of the adjustments discussed in Note 2(a) are not presented herein). These 2011 consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the 2011 consolidated financial statements referred to above, which are before the effects of the adjustments to retrospectively apply the accounting requirements applicable to reverse acquisitions described in Note 2(a), present fairly, in all material respects, the financial position of Innovate/Protect, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the period from June 8, 2011 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the accounting requirements applicable to reverse acquisitions described in Note 2(a), and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

GRANT THORNTON LLP

New York, New York

March 2, 2012

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(U.S. $ in thousands)

	Note	December 31, 2012	December 31, 2011
Current assets
Cash and cash equivalents	3	56,960	5,212
Accounts receivable		151	—
Prepaid expenses and other current assets		318	26

Total current assets		57,429	5,238

Long-term deposit		54	—
Property and equipment	4	294	8
Intangible assets	5	34,044	3,068
Goodwill	8	65,965	—

Total assets		157,786	8,314

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(U.S. $ in thousands except share and per share data)

	Note	December 31, 2012	December 31, 2011
Current liabilities
Accounts payable and accrued expenses		1,444	449
Accrued employee compensation		398	—
Current portion, note payable—related party	6	—	2,000

Total current liabilities		1,842	2,449

Long-term liabilities
Derivative liabilities on account of warrants	9,10	7,612	—
Note payable—related party	6	—	1,200

Total long-term liabilities		7,612	1,200

Commitments and contingencies	12

Series A Convertible Preferred stock, $0.0001 par value per share; 0 and 10,000,000 authorized; 0 and 6,968 issued; 0 and 6,968 outstanding, as of December 31, 2012 and December 31, 2011, respectively	7	—	1,800

Stockholders’ equity	10
Series A Convertible Preferred stock, $0.01 par value per share; 5,000,000 and 0 authorized; 6,673 and 0 issued; none outstanding, as of December 31, 2012 and December 31, 2011, respectively		—	—
Common stock, $0.01 par value per share 150,000,000 and 100,000,000 authorized; 81,889,226 and 16,972,977 issued and outstanding as of December 31, 2012 and December 31, 2011, respectively		819	170
Additional paid-in capital		171,108	5,449
Deficit accumulated during the development stage		(23,595)	(2,754)

Total stockholders’ equity		148,332	2,865

Total liabilities and stockholders’ equity		157,786	8,314

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. $ in thousands except share and per share data)

		For the year ended December 31,	For the period from June 8, 2011 (Inception) through December 31,	Cumulative from June 8, 2011 (Inception) through December 31,
	Note	2012	2011	2012
Revenue		369	—	369

Costs and Expenses
Cost of revenue*		12,512	1,561	14,073
Research and development*		1,740	—	1,740
Marketing, general and administrative*		10,885	1,185	12,070
Total operating expenses		25,137	2,746	27,883
Operating loss		(24,768)	(2,746)	(27,514)

Non-operating income		38	—	38
Non-operating expenses		(20)	(8)	(28)
Issuance of warrants	10	(2,883)	—	(2,883)
Gain on revaluation of warrants	9	6,847	—	6,847

Loss before taxes on income		(20,786)	(2,754)	(23,540)
Income tax expense	11	(55)	—	(55)

Net loss		(20,841)	(2,754)	(23,595)
Basic net loss per common share		(0.53)	(0.33)	(0.83)
Diluted net loss per common share		(0.61)	(0.33)	(0.93)
Weighted average number of shares used in computing net loss per common share:
Basic:		39,111,176	8,455,618	28,465,918
Diluted:		41,664,676	8,455,618	30,136,219

* Includes stock-based compensation expense, as follows:
Cost of revenue		523	—	523
Research and development		691	—	691
Marketing, general and administrative		6,873	474	7,347
		8,087	474	8,561

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(U.S. $ in thousands)

	Series A convertible preferred stock	Common stock	Additional paid-in capital	Deficit accumulated during the development stage	Total
Balance as of June 8, 2011 (Inception)	—	—	—	—	—
Issuance of shares of common stock	—	170	4,975	—	5,145
Stock-based compensation	—	*—	474	—	474
Net loss for the period	—	—	—	(2,754)	(2,754)
Balance as of December 31, 2011	—	170	5,449	(2,754)	2,865
Conversion of Series A Preferred Convertible Preferred stock, classified as mezzanine equity	—	8	68	—	76
Stock-based compensation, including grant of shares to consultants	—	3	8,084	—	8,087
Recording of equity instruments upon Merger, net of fair value of issued warrants $21,954 and issuance cost of $463 (see Notes 8 and 9)	*—	152	54,809	—	54,961
Issuance of warrants (see Note 10)	—	—	2,883	—	2,883
Conversion of Series A Preferred Convertible Preferred stock, classified as equity	*—	201	(201)	—	—
Exercise of warrants	—	76	22,856	—	22,932
Exercise of stock options	—	8	501	—	509
Issuance of shares in connection with a financing round, net of issuance cost of $52	—	96	31,052	—	31,148
Shares issued for acquisition of patents, see Note 5	—	2	748		750
Issuance of shares in connection with a financing round, net of issuance cost of $39	—	103	44,859	—	44,962
Net loss for the year	—	—	—	(20,841)	(20,841)
Balance as of December 31, 2012	—	819	171,108	(23,595)	148,332

* Consideration for less than $1.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. $ in thousands)

	For the year ended December 31,	For the period from June 8, 2011 (Inception) through December 31,	Cumulative from June 8, 2011 (Inception) through December 31,
	2012	2011	2012
Cash flows from operating activities
Net loss	(20,841)	(2,754)	(23,595)
Adjustments to reconcile net cash flows used in operating activities:
Items not affecting cash flows
Depreciation and amortization	2,501	329	2,830
Change in deferred tax assets and liabilities	(58)	—	(58)
Stock-based compensation expense	8,087	474	8,561
Issuance of warrants	2,883	—	2,883
Change in fair value of warrants	(6,847)	—	(6,847)
Exchange rate losses	8	—	8
Changes in current assets and liabilities
Increase in receivables, prepaid expenses and other current assets	(208)	(26)	(234)
Increase in payables and accruals	7	449	456
Net cash used in operating activities	(14,468)	(1,528)	(15,996)
Cash flows from investing activities
Acquisition of property and equipment	(208)	(9)	(217)
Acquisition of patents	(22,548)	(3,396)	(25,944)
Increase in deposits	(46)	—	(46)
Cash acquired as part of acquisition of Vringo (1)	3,326	—	3,326
Net cash used in investing activities	(19,476)	(3,405)	(22,881)

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. $ in thousands)

	For the year ended December 31,	For the period from June 8, 2011 (Inception) through December 31,	Cumulative from June 8, 2011 (Inception) through December 31,
	2012	2011	2012
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost of $52	31,148	—	31,148
Proceeds from issuance of common stock, net of issuance cost of $39	44,962	—	44,962
Proceeds from issuance (repayment) of note payable—related party	(3,200)	3,200	—
Proceeds from issuance of preferred stock	—	1,800	1,800
Proceeds from issuance of common stock	—	5,145	5,145
Exercise of options	509	—	509
Exercise of warrants	12,275	—	12,275
Net cash provided by financing activities	85,694	10,145	95,839
Effect of exchange rate changes on cash and cash equivalents	(2)	—	(2)
Increase in cash and cash equivalents	51,748	5,212	56,960
Cash and cash equivalents at beginning of period	5,212	—	—
Cash and cash equivalents at end of period	56,960	5,212	56,960
Supplemental disclosure of cash flows information
Interest paid	9	8	17
Income taxes paid	7	—	7
Non-cash investing and financing transactions
Non cash acquisition of acquisition of patents through issuance of common stock shares (see Note 5)	750		750
Conversion of Series A Convertible Preferred stock, classified as mezzanine equity, into common stock, prior to the Merger	76	—	76
Conversion of Series A Convertible Preferred stock, classified as mezzanine equity, into common stock, upon Merger	1,724	—	1,724
Conversion of Series A Convertible Preferred stock, classified as equity, into common stock, post-Merger	201	—	201
Conversion of derivative warrants into common stock	10,657	—	10,657

(1) Cash acquired as part of acquisition of Vringo
Working capital (excluding cash and cash equivalents)	740
Long term deposit	(8)
Fixed assets, net	(124)
Goodwill	(65,965)
Technology	(10,133)
Fair value of Legal Parent’s shares of common stock and vested $0.01 options	58,211
Fair value of warrants and vested stock options	17,443
Long-term liabilities	3,162

	3,326

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. $ in thousands)

Note 1 – General

Vringo, Inc., together with its consolidated subsidiaries (the “Company” or “Vringo”), is engaged in the innovation, licensing and protection of intellectual property worldwide. Vringo's intellectual property portfolio consists of over 500 patents and patent applications covering telecom infrastructure, internet search, and mobile technologies. The patents and patent applications have been developed internally and acquired from third parties. Vringo is operating a global platform for the distribution of mobile social applications and services it develops.

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

Because former I/P stockholders owned, immediately following the Merger, approximately 67.61% of the combined company on a fully diluted basis, and as a result of certain other factors, I/P was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Accordingly, the Company’s financial statements for periods prior to the Merger reflect the historical results of I/P, and not Vringo’s historical results prior to the Merger, and the Company’s financial statements for all periods from July 19, 2012 reflect the results of the combined company. Unless specifically noted otherwise, as used throughout these consolidated financial statements, the term “Company” refers to the combined company after the Merger, and the business of I/P before the Merger. The terms I/P and Vringo refer to such entities’ standalone businesses prior to the Merger.

I/P (a Development Stage Company) was incorporated on June 8, 2011 (“Inception”) under the laws of Delaware as Labrador Search Corporation.

Based on current operating plans, the current resources of the Company are expected to be sufficient for at least the next twelve months. The Company may choose to raise additional funds in connection with any future acquisition of additional intellectual property assets, operating businesses or other assets that it may choose to pursue. There can be no assurance, however, that any such opportunities will materialize. Moreover, any potential financing would likely be dilutive to the Company’s stockholders.

As of December 31, 2012, approximately $565 and $33 of the Company's net assets were located in Israel and Germany, respectively. In addition, the Company owns patents issued outside of the United States. As of December 31, 2011, all of the Company’s net assets were located in the United States.

Note 2 - Significant Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying consolidated financial statements include the accounts of the Legal Parent, I/P and their wholly-owned subsidiaries, and are presented in accordance with U.S. GAAP. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements include the results of operations of I/P and subsidiaries for all periods presented, with the results of operations of the Legal Parent and its subsidiaries for the period from July 19, 2012 (the effective date of the Merger) through December 31, 2012. Moreover, equity amounts, as well as net loss per common share, presented for comparative periods differ from those previously presented by I/P, due to application of accounting requirements applicable to a reverse acquisition.

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

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. $ in thousands)

Note 2 - Significant Accounting and Reporting Policies - (cont'd)

(c) Translation into U.S. dollars

The currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar ("U.S. $" or “$”). Therefore, the dollar has been determined to be the Company's functional currency. Post-Merger, the Company conducted significant transactions in foreign currencies (primarily the New Israeli Shekels "NIS" and Euro). These are recorded at the exchange rate as of the transaction date. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected as finance expense in the statement of operations, as they arise.

	NIS	Euro
At December 31, 2012	3.733	0.759
At December 31, 2011	3.821	0.774
Average exchange rate for the period from July 19, 2012 through December 31, 2012	3.860	0.778

(d) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include valuation of assets assumed and liabilities incurred as part of the Merger, useful lives of the Company’s tangible and intangible assets, valuation of its October 2012 (as defined in Note 10) and derivative warrants, valuation of its share-based compensation, deferred tax assets and liabilities, income tax uncertainties and other contingencies.

(e) Cash and cash equivalents

The Company invests its surplus cash in money market deposits and money market funds with financial institutions. The Company has established guidelines relating to diversification and maturities of its investments, in order to minimize credit risk and maintain high liquidity of funds. For the purpose of these financial statements, all highly liquid investments with original maturities of three months or less are considered cash equivalents.

(f) Derivative instruments

The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. The Company's derivative instruments include Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and Series 1 Warrants, all of which have been recorded as a liability, at fair value, and are revalued at each reporting date, with changes in the fair value of the instruments included in the statement of operations as non-operating income or expense.

(g) Property and equipment

Property and equipment is stated at historical cost, net of accumulated depreciation. Depreciation is calculated according to the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows:

%
Office furniture and equipment	7-33
Computers and related equipment	33
Leasehold improvements	10

Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease.

(h) Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to an acquisition price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. The Company performed its annual impairment review of goodwill as of December 31, 2012. As the fair value of reporting unit significantly exceeds carrying value, the Company did not recognize any impairment charges related to goodwill.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. $ in thousands)

Note 2 - Significant Accounting and Reporting Policies - (cont'd)

(i) Intangible assets

Intangible assets include acquired technology (see Note 5), recorded at fair value, and patents purchased, recorded based on the cost to acquire them. These assets are amortized over their remaining estimated useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

(j) Revenue recognition

Revenue from subscription services, software development and intellectual property is recognized if collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and delivery of the service has been rendered. Revenues from non-refundable up-front fees are recognized according to the guidance in SAB Topic 13.A.3.f. As these up-front fees relate to the hosting of the service over a period of the contract, the Company recognizes these up-front fees over the life time of the contract. According to ASU 2009-13, Revenue Recognition (Topic 605), the Company uses management's best estimate of selling price for individual elements in multiple-element arrangements, where other sources of evidence are unavailable.

(k) Cost of revenue

Cost of revenues mainly includes expenses incurred in connection with the Company’s patent enforcement activities, such as legal fees, consulting costs, patent maintenance and other related expenses, as well as, the amortization of acquired patents and technology. Legal costs incurred in connection with ongoing litigation are expensed as occurred. Cost of revenue also includes expenses directly related to providing mobile services in launched markets. In addition, these costs include royalty fees for content sales and amortization of prepaid content licenses. Cost of revenue does not include expenses related to product development, integration or support, as these are included in research and development and marketing, general and administrative expenses.

(l) Research and development

Research and development expenses are expensed as incurred and consist primarily of payroll and facilities charges associated with the research, development and integration of our current and future products.

(m) Accounting for stock-based compensation

Stock-based compensation is recognized as an expense in the financial statements and such cost is measured at the grant-date fair value of the equity-settled award. The fair value of stock options granted to consultants is estimated at the date of grant using the Black-Scholes-Merton option-pricing model. In cases where no measurement date has been reached as there is no counter-party performance nor performance commitment (sufficiently large disincentive for non-performance), the options are revalued at each reporting date. The expense is recognized using the straight-line method, over the requisite service period. The Company uses full contractual life to estimate the expected term of options granted to management and directors (and non-employees), as the Company expects such options to be exercised at the end of their life, and the simplified method to estimate the expected term of options granted to employees, due to insufficient history and high turnover in the past. The contractual life of options granted under the Legal Parent’s 2006 and 2012 option plans are 6 and 10 years, respectively.

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

In assessing the need for a valuation allowance, the Company looks at cumulative losses in recent years, estimates of future taxable earnings, feasibility of tax planning strategies, the realizability of tax benefit carryforwards, and other relevant information. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict. In the event that actual results differ from these estimates in future periods, the Company will be required to adjust the valuation allowance.

Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite management's belief that the Company's liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. The Company may adjust these accruals as relevant circumstances evolve, such as guidance from the relevant tax authority, its tax advisors, or resolution of issues in the courts. The Company's tax expense includes the impact of accrual provisions and changes to accruals that it considers appropriate. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. $ in thousands, except for share and per share data)

Note 2 - Significant Accounting and Reporting Policies - (cont'd)

The Company accounts for its income tax uncertainties in accordance with ASC Subtopic 740-10 which clarifies the accounting for uncertainties in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

(o) Net loss per share data

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. However, as the Company generated net losses in all periods presented, some potentially dilutive securities, including certain warrants and stock options, were not reflected in diluted net loss per share, because the impact of such instruments was anti-dilutive. The table below presents the computation of basic and diluted net losses per common share:

	Year ended December 31, 2012	For the period from Inception through December 31, 2011	Cumulative Inception through December 31, 2012
Basic Numerator:
Net loss attributable to shares of common stock	(20,841)	(2,754)	(23,595)
Basic Denominator:
Weighted average number of shares of common stock outstanding during the period	38,949,305	8,455,618	28,360,035
Weighted average number of penny stock options	161,871	—	105,883
Basic common stock share outstanding	39,111,176	8,455,618	28,465,918
Basic net loss per common stock share	(0.53)	(0.33)	(0.83)
Diluted Numerator:
Net loss attributable to shares of common stock	(25,228)	(2,754)	(27,982)
Diluted Denominator:
Weighted average number of shares of common stock outstanding during the period	41,502,806	8,455,618	30,030,336
Weighted average number of penny stock options	161,870	—	105,883
Diluted common stock share outstanding	41,664,676	8,455,618	30,136,219
Diluted net loss per common stock share	(0.61)	(0.33)	(0.93)

At December 31, 2012, the Company excluded from the calculation of its diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact: (i) 8,942,929 of both vested and unvested options at $0.96-$5.50 exercise price, to purchase 8,942,929 shares of common stock of the Company; (ii) 3,125,000 unvested Restricted Stock Units (“RSU”) to purchase 3,125,000 shares of common stock of the Company; (iii) 14,125 unvested $0.01 options to purchase 14,125 shares of common stock of the Company; (iv) 92,903 common stock shares granted, but not yet vested; (v) 3,060,907 Series 1 Warrants to purchase 3,060,907 shares of common stock of the Company; and (vi) 726,721 Preferential Reload Warrants to purchase 726,721 shares of common stock of the Company.

(p) Long lived assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is to be determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

(q) Commitments and Contingencies

Liabilities for loss contingencies arising from assessments, estimates or other sources are to be recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs expected to be incurred in connection with a loss contingency are expensed as incurred.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. $ in thousands)

Note 2 - Significant Accounting and Reporting Policies - (cont'd)

(r) Fair value measurements

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

(s) Impact of recently issued accounting standards

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) “Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company will implement the provisions of ASU 2011-11 as of January 1, 2013.

The Company does not expect the adoption of ASU No. 2011-11 to have a material impact on its financial position, results of operations, or cash flows.

In July 2012, the FASB issued ASU 2012-02, Balance Sheet (Topic 350) “Intangibles-Goodwill and Other”, which allows an organization to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. This is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to have a material impact on its financial position, results of operations nor cash flows.

(t) Reclassification

Certain balances have been reclassified to conform to post-Merger year presentation.

Note 3 – Cash and Cash Equivalents

	As of December 31,
	2012	2011
Cash denominated in U.S. dollars	34,386	5,212
Money market funds denominated in U.S. dollars	22,352	—
Cash in currency other than U.S. dollars	222	—
	56,960	5,212

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. $ in thousands)

Note 4 – Property and Equipment

	As of December 31,
	2012	2011
Computers, software and equipment	169	9
Furniture and fixtures	67	—
Leasehold improvements	105	—

Less: accumulated depreciation and amortization	(47)	(1)
	294	8

During the year ended December 31, 2012 and for the period from Inception through December 31, 2011, the Company recorded $46 and $1 of depreciation and amortization expense, respectively, and $47 cumulatively from Inception.

Note 5 – Intangible Assets

	As of December 31,		Weighted average amortization period
	2012	2011	(years)
Acquired technology (see a below)	10,133	—	6.0
Patents (see b below)	26,694	3,396	8.5
Total	36,827	3,396

Less: accumulated amortization	(2,783)	(328)
	34,044	3,068
a.	Acquired technology:

As also described in Note 8, the value allocated to technology, is being amortized over its estimated useful life. During the year ended December 31, 2012, total amortization expense of $763 was recorded.

b.	Patents:

In June 2011, the Company’s subsidiary acquired patents from Lycos, Inc. The gross carrying amount of those patents is comprised of the original purchase price of $3,200 and $196 of associated patent acquisition costs.

In August 2012, the Company purchased from Nokia Corporation a portfolio consisting of various patents and patent applications. The portfolio encompasses a broad range of technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. The total consideration paid for the portfolio was $22,000. In addition, the Company capitalized certain costs related to the acquisition of patents in the total amount of $548. Under the terms of the purchase agreement, to the extent that the gross revenue generated by such portfolio exceeds $22,000, the Company is obligated to pay a royalty of 35% of such excess. The Company has not recorded any amounts in respect of this contingent consideration, as both the amounts of future potential revenue, if any and the timing of such revenue cannot be reliably established.

In October 2012, the Company’s subsidiary entered into a patent purchase agreement. As partial consideration, the Company issued 160,600 shares of common stock to the seller. The grant fair value of the shares issued was $750. In addition, under the terms of the purchase agreement, 20% of the gross revenue collected will be payable to the seller as a royalty. The Company has not recorded any amounts in respect of this contingent consideration, as both the amounts of future potential revenue, if any and the timing of such revenue cannot be reliably established.

During the year ended December 31, 2012, and the period from Inception through December 31, 2011, total amortization expense of $2,455 and $328 was recorded. Estimated amortization expense for each of the five succeeding years, based upon intangible assets owned at December 31, 2012 is as follows:

Year ending December 31,	Amount
2013	5,002
2014	5,002
2015	5,002
2016	4,610
2017 and thereafter	14,428
34,044

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. $ in thousands, except for share and per share data)

Note 6 – Note Payable – Related Party

On June 22, 2011, I/P issued a senior secured note payable, in the total amount of $3,200, to one of its principal stockholders, Hudson Bay Master Fund Ltd. (“Hudson Bay”) (the “Note”). The Note accrued interest at 0.46% per annum. After the Merger was consummated, on July 19, 2012, the Note was amended and restated and the holder was able to exercise any and all rights and remedies pursuant to such amended and restated Note, including with respect to any optional redemption provisions contained therein. The amended and restated Note was to mature on June 22, 2013 and I/P had granted Hudson Bay a security interest in all of its tangible and intangible assets, in order to secure I/P’s obligations under the senior secured note. After the consummation of the Merger, the Note became an obligation of the Company, as it is to guarantee I/P’s obligations. On August 15, 2012, the Company repaid in full the outstanding balance of the Note.

Note 7 – Series A Convertible Preferred Stock

Prior to the Merger, I/P was authorized to issue up to 10,000,000* shares of preferred stock, par value $0.0001, of which 6,968* shares of preferred stock were designated as Series A Convertible Preferred Stock with such rights and preferences designated in the relevant Certificate of Designations (the “Series A Preferred Stock”). In June 2011, I/P issued 6,968* shares of Series A Preferred Stock to Hudson Bay for $1,800. The Series A Preferred Stock had a liquidation preference of $1,250 per share and was otherwise convertible, at the option of the holder, into 6,968,000* shares of I/P’s common stock at a conversion price of $1 per common share received, subject to adjustment for anti-dilution and other corporate events. In 2012, prior to the Merger, 295 shares of Series A Convertible Preferred Stock were converted into 295,000* shares of common stock of I/P.

Prior to the Merger, the Series A Convertible Preferred Stock was classified as mezzanine equity, because of certain cash redemption triggering events which were outside the control of the Company. Upon the Merger, the remaining 6,673* Series A Preferred stock shares were exchanged for 6,673 shares of equity-classified new Series A Convertible Preferred Stock, $0.01 par value (“New Series A Convertible Preferred Stock”), issued by Legal Parent to former stockholders of I/P, as part of the Merger. The shares of New Series A Convertible Preferred Stock were convertible into 20,136,445 shares of the Legal Parent’s shares of common stock and were classified as equity, as a cash-based redemption event is only triggered by events which are fully in the control of the Company. In August 2012, following the consummation of the Merger, all outstanding shares of New Series A Convertible Preferred Stock were converted.

* Share amounts were not retrospectively restated to reflect Vringo’s equity instruments after the Merger.

Note 8 - Business Combination

On July 19, 2012, I/P consummated the Merger with the Legal Parent, as also described in Note 1. The consideration consisted of various equity instruments, including: shares of common stock, options, preferred stock and warrants. The purpose of the Merger was to increase the combined company's intellectual property portfolio and array of products, to gain access to capital markets, and for other reasons. Upon completion of the Merger, (i) all then outstanding 6,169,661 common stock shares of I/P, par value $0.0001 per share, were exchanged for 18,617,569, shares of the Company’s common stock, par value $0.01 per share, and (ii) all outstanding shares of Series A Convertible Preferred Stock of I/P, par value $0.0001 per share, were exchanged for 6,673 shares of the Legal Parent’s Series A Convertible Preferred Stock, par value $0.01 per share, which shares were convertible into 20,136,445 shares of common stock of the Legal Parent. In addition, the Legal Parent issued to the holders of I/P capital stock an aggregate of 15,959,838 warrants to purchase an aggregate of 15,959,838 shares of the Company’s common stock with an exercise price of $1.76 per share. The Company recorded such warrants as a derivative long-term liability in the total amount of $21,954 (see also Note 10). In addition, all outstanding and unexercised options to purchase I/P common stock, whether vested or unvested, were converted into 41,178 options to purchase the Company’s common stock. Immediately following the completion of the Merger, the former stockholders of I/P owned approximately 55.04% of the outstanding common stock of the combined company (or 67.61% of the outstanding shares of the Company’s common stock, calculated on a fully diluted basis), and the Legal Parent’s stockholders prior to the Merger owned approximately 44.96% of the outstanding common stock of the combined company (or 32.39% of the outstanding shares of its common stock calculated on a fully diluted basis). For accounting purposes, I/P was identified as the accounting “acquirer”, as it is defined in FASB Topic ASC 805. The total purchase price of $75,654 was allocated to the assets acquired and liabilities assumed of the Legal Parent. Registration and issuance cost, in the total amount of $463, was recorded against the additional paid-in capital.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. $ in thousands, except for share and per share data)

Note 8 - Business Combination – (cont.)

Provisional allocation of purchase price
Current assets, net of current liabilities	2,586
Long-term deposit	8
Property and equipment	124
Technology	10,133
Goodwill	65,965
Total assets acquired, net	78,816

Fair value of outstanding warrants granted by Legal Parent prior to the Merger, classified as a long-term derivative liability	(3,162)
Total liabilities assumed, net	(3,162)

75,654
Measurement of consideration:
Fair value of vested stock options granted to employees, management and consultants, classified as equity	7,364
Fair value of outstanding warrants granted by the Legal Parent prior to the Merger, classified as equity	10,079
Fair value of Vringo shares of common stock and vested $0.01 options granted to employees, management and consultants	58,211
Total estimated purchase price	75,654

The fair values of the identified intangible assets were estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The goodwill recognized as a result of the acquisition is primarily attributable to the value of the workforce and other intangible asset arising as a result of name, operational synergies, products, and similar factors which could not be separately identified. The useful life of the intangible assets for amortization purposes was determined considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive economic or other factors that may limit the useful life of intangible assets. As of December 31, 2012, according to ASC 805, this purchase price allocation is provisional, as existing estimations are subject to change, in certain future events. Goodwill recognized is not deductible for income tax purposes. For the year ended December 31, 2012, the Company’s consolidated statements of operations include revenues attributable to the Legal Parent in the total amount of $269 and a net loss of $8,768. Had the acquisition taken place on June 8, 2011, the revenue in the consolidated statement of operations and the consolidated net loss would have been as follows:

	2012		2011
	Unaudited		Unaudited
	Revenue	Net Loss	Revenue	Net Loss
Year ended (in 2011, period from Inception through December 31, 2011)	593	(31,519)	416	(8,527)

Pro forma adjustment consists of amortization of acquired technology. The above pro forma disclosure excludes the possible impact of valuation of equity and derivative instruments valued in connection with the Merger. The amortization, net, for the year ended December 31, 2012 was $1,689. The amortization, net, for the period from Inception through December 31, 2011 was $952.

Note 9 – Fair Value Measurements

The Company measures its derivative liabilities at fair value. The Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and Series 1 Warrants (as they are defined in Note 10) are classified within Level 3 because they are valued using the Black-Scholes-Merton and the Monte-Carlo models (as all of these warrants include down-round protection clauses), which utilize significant inputs that are unobservable in the market.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. $ in thousands)

Note 9 – Fair Value Measurements – (cont.)

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
	December 31,	for identical	observable	unobservable
Description	2012	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
Liabilities
Derivative liabilities on account of warrants	7,612	—	—	7,612
Total liabilities	7,612	—	—	7,612

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
	December 31,	for identical	observable	unobservable
Description	2011	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
Liabilities
Derivative liabilities on account of warrants	—	—	—	—
Total liabilities	—	—	—	—

In addition to the above, the Company’s financial instruments at December 31, 2012 and December 31, 2011, consisted of cash, cash equivalents (at December 31, 2012 only) and accounts payable, as well as accounts receivable and long term deposits (at December 31, 2012 only). The carrying amounts of all the aforementioned financial instruments approximate fair value. The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) during the year ended December 31, 2012 (as there was no such activity in 2011):

Level 3
Balance at January 1, 2012	—
Derivative warrants issued to I/P’s shareholders in connection with the Merger, July 19, 2012	21,954
Fair value of derivative warrants issued by Legal Parent (see Note 8)	3,162
Fair value adjustment, prior to exercise of warrants, included in statement of operations	156
Exercise of derivative warrants	(10,657)
Fair value adjustment at end of period, included in statement of operations	(7,003)
Balance at December 31, 2012	7,612

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative liability on account of Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and Series 1 Warrants (as defined in Note 10) fall within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

Description	Valuation technique	Unobservable inputs	Range
Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and the Series 1 Warrants	Black-Scholes-Merton and the Monte-Carlo models	Volatility	65.96% – 68.01%
		Risk free interest rate	0.36% – 0.66%
		Expected term, in years	1.99 – 4.55
		Dividend yield	0%
		Probability and timing of down-round triggering event	15% occurrence in December 2013

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. $ in thousands)

Note 9 – Fair Value Measurements – (cont.)

Sensitivity of Level 3 measurements to changes in significant unobservable inputs

The inputs to estimate the fair value of the Company’s derivative warrant liability are the current market price of the Company’s common stock, the exercise price of the warrant, its remaining expected term, the volatility of the Company’s common stock market price, the Company’s estimations regarding the probability and timing of a down-round protection triggering event and the risk-free interest rate. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement. Generally, a positive change in the market price of the Company’s common stock, and an increase in the volatility of the Company’s shares of common stock, or an increase in the remaining term of the warrant, or an increase of a probability of a down-round triggering event would each result in a directionally similar change in the estimated fair value of the Company’s warrants and thus an increase in the associated liability and vice-versa. An increase in the risk-free interest rate or a decrease in the positive differential between the warrant’s exercise price and the market price of the Company’s shares of common stock would result in a decrease in the estimated fair value measurement of the warrants and thus a decrease in the associated liability. The Company has not, nor plans to, declare dividends on its common stock, and thus, there is no change in the estimated fair value of the warrants due to the dividend assumption.

Note 10 – Stockholders' Equity

Pre-Merger common stock share amounts and balance sheet disclosures were retrospectively restated to reflect Vringo’s equity instruments after the Merger.

(a) Common Stock

The following table illustrates the grants of common stock and the sales of common stock at less than fair value made during the period from Inception through December 31, 2011:

Title	Grant, purchase or vest date	No. of shares	Total fair value at grant, purchase date	Amount paid for shares	Compensation recognized from Inception through December 31, 2011	Compensation recognized during the year ended December 31, 2012		Compensation not vested at December 31, 2012
Consultant	June 22, 2011	377,200	N/A	$—	$49		$123	*$	268
Director and Officers	June – November 2011	8,390,814	$828	$—	$400	**$	428		$—
		8,768,014	$828	$—	$449		$551		$268

*	Based on fair value of common stock of $2.87 at December 31, 2012. See also Note 2 (m).
**	Following the Merger, the vesting of shares of common stock with repurchase rights, granted in 2011, to I/P’s management and directors was fully accelerated. As a result of the acceleration, 2,702,037 shares previously issued became vested and a compensation expense of $294 was recorded, in addition to $134 recorded due to normal course of vesting.

The following table summarizes information about the Company's issued and outstanding common stock from Inception through December 31, 2012:

Shares of common stock
Balance as of June 8, 2011 (Inception)	—
Grant of shares at less than fair value to officers, directors and consultants	8,768,014
Issuance of shares of common stock	8,204,963
Balance as of December 31, 2011	16,972,977
Conversion of Series A Preferred Convertible Preferred stock, classified as mezzanine equity	890,192
Grant of shares to consultants	265,000
Legal Parent’s shares of common stock, recorded upon Merger	15,206,118
Exercise of 250,000 warrants, issued and exercised prior to the Merger	754,400
Post-Merger exercise of warrants	6,832,150
Exercise of stock options and RSUs	726,346
Conversion of Series A Preferred Convertible Preferred stock, classified as equity	20,136,445
Issuance of shares of common stock in connection with $31,148 received in a private financing round, net of issuance cost of $52	9,600,000
Issuance of shares of common stock in connection with $44,962 received in a private financing round, net of issuance cost of $39	10,344,998
Shares issued for acquisition of patents, see Note 5	160,600
Balance as of December 31, 2012	81,889,226

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. $ in thousands, except for share and per share data)

Note 10 – Stockholders' Equity – (cont'd)

(b) Equity Incentive Plan

In August 2011, I/P adopted its 2011 Equity and Performance Incentive Plan (the “I/P 2011 Plan”). The I/P 2011 Plan provided for the issuance of stock options and restricted stock to the Company’s directors, employees and consultants. Terminated, expired or forfeited grants may be reissued under the I/P 2011 Plan. The number of shares available under the I/P 2011 Plan was subject to adjustments for certain changes. As of December 31, 2011, 2,855,717 shares were available for future grant. Following the Merger with the Legal Parent the I/P 2011 Plan was assumed by the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan (“2012 Plan”).

On July 19, 2012, following the Merger with the Legal Parent, the Company’s stockholders approved the 2012 Plan, replacing the existing 2006 Stock Option Plan of the Legal Parent, and the remaining 9,100,000 authorized shares thereunder were cancelled. The 2012 Plan was approved in order to ensure full compliance with legal and tax requirements under U.S. law. The number of shares subject to the 2012 Plan is the sum of: (i) 15,600,000 shares of common stock, which constitutes 6,500,000 new shares and 9,100,000 previously authorized but unissued shares under the 2006 Stock Option Plan and (ii) any shares of common stock that are represented by awards granted under the Legal Parent’s 2006 Stock Option Plan that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company, or the equivalent of such number of shares after the administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the 2012 Plan; provided, however, that no more than 3,200,000 shares shall be added to the 2012 Plan. As of December 31, 2012, an additional 7,031,895 shares are available for future grants under the 2012 Plan.

(c) Stock options and RSUs

In July 2012, following the consummation of the Merger, the vesting of 908,854 options granted to certain officers and directors of the Legal Parent was accelerated. In addition, on November 6, 2012, the vesting of all of the Legal Parent’s pre-Merger granted options outstanding (except for separation grants) was accelerated by 50%, as certain market conditions were met. As a result, an additional 221,626 options vested. Due to these accelerations, the Company recorded an additional expense of $1,509.

The following table illustrates the common stock options granted during the period from Inception through December 31, 2011:

Title	Grant date	No. of options	Exercise price	FMV at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Director	November 2011	41,178	$0.99	$0.61	Immediate	Volatility 75.00% Risk free interest rate 0.88% Expected term, in years 5.00 Dividend yield 0.00%

The following table illustrates the unvested common stock options assumed at the Merger (also see Note 8):

Title	Merger date	No. of options unvested as of the Merger date	Exercise price	Share price at Merger date	Original vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors, Employees and Consultants	July 2012	1,667,775	$0.01-$5.50	$3.70	Quarterly over 3-4 years	Volatility 75.71%-104.02% Risk free interest rate 0.22%-0.83% Remaining term, in years 0.28-5.83 Dividend yield 0.00%

The following table illustrates the common stock options granted during 2012, following the Merger:

Title	Grant date	No. of options	Exercise price	Share price at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees *	July-October 2012	5,485,000	$3.44-$5.25	$3.44-$5.25	Quarterly over 3 years	Volatility 65.33%-67.61% Risk free interest rate 0.88%-1.75% Expected term, in years 5.69-10.00 Dividend yield 0.00%
Consultant	September 2012	15,000	$3.72	$3.55	Quarterly over a 1 year period	Volatility 72.08% Risk free interest rate 1.71% Remaining expected term, in years 9.50 Dividend yield 0.00%

*	Certain options granted to officers, directors and certain key employees are subject to acceleration of vesting of 75% - 100% (according to the agreement signed with each grantee), upon a subsequent change of control.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. $ in thousands, except for share and per share data)

Note 10 – Stockholders' Equity – (cont'd)

The following table illustrates the RSUs granted during 2012, following the Merger, following the Merger:

Title	Grant date	No. of RSUs	Exercise price	Share price at grant date	Vesting terms
Management, directors and employees	July 2012	3,105,000	—	$3.72	Quarterly over 3-4 years
Consultants	July-October 2012	35,000	—	$3.34-$3.72	3 months – 1 year

During the period from Inception through December 31, 2011, no RSUs were granted. The following tables summarize information about stock options and RSU activity for the year ended December 31, 2012:

	RSUs		Options
	No. of RSUs	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding at January 1, 2012	—	—	41,178	$0.99	$0.99		$0.61
Assumed at the Merger	—	—	4,391,170	$2.43	$0.01 – $5.50	*$	2.61
Granted following the Merger	3,140,000	$3.72	5,500,000	$3.70	$3.44 – $5.25		$2.62
Exercised	(15,000)	$3.72	(711,346)	$0.72	$0.01 – $3.44		$3.13
Expired	—	—	(18,897)	$5.48	$4.50 – $5.50		$0.99
Forfeited	—	—	(53,000)	$0.06	$0.01 – $0.96		$1.02
Outstanding at December 31, 2012	3,125,000	$3.72	9,149,105	$3.33	$0.01 – $5.50		$2.57
Exercisable at December 31, 2012	—	—	4,246,116	$2.50	$0.01 – $5.50

* Fair value calculated as of Merger date.

	Non vested options:			Non vested RSUs:
	No. of options	Weighted average grant date fair value		No. of RSU	Weighted average grant date fair value
Balance at January 1, 2012	—		—	—	—
Assumed at the Merger	1,667,775	*$	2.71	—	—
Granted following the Merger	5,500,000		$2.63	3,140,000	$3.72
Vested	(2,211,786)		$2.68	(15,000)	$3.72
Forfeited	(53,000)		$1.02
Balance at December 31, 2012	4,902,989		$2.50	3,125,000	$3.72

* Fair value calculated as of Merger date.

The following table summarizes information about employee and non-employee stock options outstanding as of December 31, 2012:

Exercise price	No. options outstanding	No. options exercisable	Weighted average remaining contractual life (years)
$0.01-1.00	675,415	627,228	4.45
$1.01-2.00	1,663,761	1,481,261	5.15
$2.01-3.00	41,927	41,927	1.00
$3.01-4.00	5,550,167	932,500	9.23
$4.01-5.00	39,335	39,335	1.28
$5.04-6.00	1,178,500	1,123,865	3.37
	9,149,105	4,246,116

As of December 31, 2012, the total aggregate intrinsic value of options outstanding and options exercisable was $3,548 and $3,200, respectively. The total aggregate intrinsic value of options exercised was $2,417. As of December 31, 2011, the total aggregate intrinsic value of both the options outstanding and options exercisable was $0 and no options were exercised. The total fair value of stock options that vested in the year ended December 31, 2012, the period from Inception through December 31, 2011 and cumulative from Inception until December 31, 2012 amounts to $5,927, $25 and $5,952 respectively.

As of December 31, 2012, there was approximately $21,751 of total unrecognized share-based payment cost related to non-vested options, shares and RSUs, granted under the incentive stock option plans. Overall, the cost is expected to be recognized, on a straight line basis, over a 4 year period, or over a weighted average of 1.9 years.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. $ in thousands, except for share and per share data)

Note 10 – Stockholders' Equity – (cont'd)

The Company did not create tax benefits related to its stock-based compensation due to full valuation allowance in the U.S.

(d) Warrants

The following table summarizes information about warrant activity for the year ended December 31, 2012:

	No. of warrants		Weighted average exercise price	Exercise price range
Outstanding at January 1, 2012	(a)	250,000	$1.00	$1.00
Recorded pursuant to the Merger		22,695,411	$2.45	$0.94 – $5.06
Issuance of October 2012 Warrants	(e)	3,000,000	$5.06	$5.06
Exercised during the year		(7,082,150)	$1.73	$1.00 – $1.76
Outstanding at December 31, 2012		18,863,261	$3.11	$0.94 – $5.06

The Company’s outstanding warrants consisted of the following:

(a) I/P Warrants

On August 30, 2011, I/P issued 250,000 warrants to purchase 250,000 shares of common stock of I/P, at an exercise price of $1.00 and a contractual life of 5 years (the “I/P Warrants”). On July 12, 2012, prior to the Merger, I/P Warrants were exercised in full; as a result, 754,400 shares of the Legal Parent’s common stock shares were issued to the warrant holders upon Merger.

(b) Series 1 and Series 2 Warrants

As part of the Merger, on July 19, 2012, the Legal Parent issued to I/P’s stockholders 8,299,116 warrants at an exercise price of $1.76 per share and contractual term of 5 years (“Series 1 Warrant”). These warrants bear down-round protection clauses and as a result, they were classified as a long-term derivative liability and recorded at fair value. In addition, I/P’s stockholders received another 7,660,722 warrants at an exercise price of $1.76 per share and contractual term of 5 years (“Series 2 Warrant”). As the Series 2 Warrants do not have down-round protection clauses, they were classified as equity. Following the Merger and through December 31, 2012, 4,655,099 Series 1 Warrants and 1,280,870 Series 2 Warrants were exercised.

(c) Conversion Warrants, Special Bridge Warrants and Reload Warrants

On July 19, 2012, the date of the Merger, Legal Parent’s outstanding warrants included: (i) 148,390 Special Bridge Warrants, at an exercise price of $0.94 per share, with a remaining contractual term of 2.44 years; (ii) 101,445 Conversion Warrants, at an exercise price of $0.94 per share, with a remaining contractual term of 2.44 years; (iii) 887,330 Preferential Reload Warrants, at an exercise price of $1.76 per share, with a remaining contractual term of 4.55 years; and (iv) 814,408 non-Preferential Reload Warrants, at an exercise price of $1.76 per share, with a remaining contractual term of 4.55 years. Following the Merger and through December 31, 2012, 169,520 non-Preferential Reload Warrants and 726,721 Preferential Reload Warrants were exercised.

(d) Initial Public Offering Warrants

Upon completion of its initial public offering, the Legal Parent issued 4,784,000 warrants at an exercise price of $5.06 per share. These warrants are publicly traded and are exercisable until June 21, 2015, at an exercise price of $5.06 per share. As of December 31, 2012, all of these warrants were outstanding and classified as equity.

(e) October 2012 Warrants

On October 12, 2012, the Company entered into an agreement with certain of its warrant holders, pursuant to which, on October 23 and 24, 2012, the holders exercised in cash 3,721,062 of their outstanding warrants, with an exercise price of $1.76 per share. In exchange, the Company granted such warrant holders unregistered warrants of the Company to purchase an aggregate of 3,000,000 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $5.06 per share (the “October 2012 Warrants”). The contractual life of these warrants is 2.66 years and because such warrants do not bear any down-round protection clauses they were classified as equity instruments. October 2012 Warrants were valued using the following assumptions: volatility: 68.1%, share price: $3.50-$3.77, risk free interest rate: 0.724% and dividend yield: 0%. Fair value of warrants issued in exchange for the exercise of the Company’s derivative warrants was accounted for as an inducement, therefore an amount of $2,883, was recorded as a non-operating expense.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. $ in thousands)

Note 11 – Income Taxes

The components of loss before income taxes:

	For the year ended December 31, 2012	For the period from Inception through December 31, 2011	Cumulative from Inception through December 31, 2012
U.S.	(20,394)	(2,754)	(23,148)
Non-U.S.	(392)	—	(392)
	(20,786)	(2,754)	(23,540)

Income tax benefit (expense) attributable to the operating loss consists of the following:

	For the year ended December 31, 2012	For the period from Inception through December 31, 2011	Cumulative from Inception through December 31, 2012
U.S.
Current	(8)	—	(8)
Deferred	—	—	—

Non-U.S
Current	(104)	—	(104)
Deferred	57	—	57
	(55)	—	(55)

The total current income tax expense recorded for the year ended December 31, 2012, the period from Inception through December 31, 2011 and the cumulative period from Inception through December 31, 2012 was $112, $0 and $112, respectively. The total deferred income tax benefit recorded in the year ended December 31, 2012, the period from Inception through December 31, 2011 and the cumulative period from Inception through December 31, 2012 was $57, $0 and $57, respectively.

Income tax expense for the year ended December 31, 2012 and for the period from Inception through December 31, 2011 and for the cumulative period from Inception through December 31, 2012, differed from the amounts computed by applying the U.S. federal rate of 35% as follows:

	For the year ended December 31, 2012	For the period from Inception through December 31, 2011	Cumulative from Inception through December 31, 2012
Loss before income taxes	(20,786)	(2,754)	(23,540)
Tax rate	35%	35%	35%

Computed "expected" tax benefit	7,275	964	8,239
Foreign tax rate differential	(235)	—	(235)
Change in valuation allowance	(8,432)	(1,231)	(9,663)
Nondeductible expenses	(15)	—	(15)
State and local income tax, net of federal income tax expense	1,326	—	1,326
Other items	26	267	293

Income tax expense	(55)	—	(55)

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. $ in thousands)

Note 11 – Income Taxes – (cont'd)

These deferred tax assets (liabilities) arise from the following types of temporary differences:

Deferred tax assets:	For the year ended December 31, 2012	For the period from Inception through December 31, 2011
Acquired patents (see also Note 5)	446	—
Liability for accrued employee vacation and severance pay	19	—
Deferred tax asset for stock based compensation	4,590	—
NOL	23,127	1,231
Total gross deferred tax assets	28,182	1,231

Less:
Valuation allowance	(24,274)	(1,231)
Deferred tax liability for acquired technology (see Note 8):	(3,889)	—

Net deferred tax assets	19	—

The valuation allowance primarily relates to operating loss carryforwards ("NOL") that, in the judgment of management, are not more-likely-than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The following table presents the changes to valuation allowance during the periods presented:

As of Inception	—
Charged to cost and expenses	1,231

As of December 31, 2011	1,231
Charged to cost and expenses	10,803
Acquisitions *	12,240

As of December 31, 2012	24,274

* As mentioned above, the NOLs amounts are presented before Internal Revenue Code, Section 382 limitations.

The Israeli subsidiary has qualified as a "Beneficiary Enterprise" under the 2005 amendment to the Israeli Law for the Encouragement of Capital Investments, 1959 (the "Investment Law"). As a Beneficiary Enterprise, the Israeli subsidiary is entitled to receive future tax benefits which are limited to a period of seven years. The year in which a company elects to commence its tax benefits is designated as the year of election ("Year of Election"). The Israeli subsidiary has elected 2007 as its Year of Election and has received a two year tax holiday for profits accumulated in the years 2007-2008 and a reduced tax rate for the following five years. In 2011, the Israeli subsidiary irrevocably adopted an amendment to the Investment law, according to which the following uniform tax rates (applicable to the zone where the production facilities of the Israeli subsidiary are located) would apply: 15% in 2011 and 2012, 12.5% in 2013 and 2014, and 12% in 2015 and thereafter. As of the balance sheet date, the Israeli subsidiary believes that it is in compliance with the conditions of the Beneficiary Enterprise program. Income that is not derived from the Beneficiary Enterprise is subject to the regular corporate tax rate of 25% (as from 2012).

As of December 31, 2012, the Legal Parent and I/P have an aggregate total NOL for U.S. federal state and local purposes in the amount of approximately $55,728 expiring 20 years from the respective tax years to which they relate (beginning with 2006 for the Legal Parent and 2011 for I/P). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, in accordance with Internal Revenue Code, Section 382, the Company's initial public offering, financing activities, as well as the Merger with I/P (see also Note 8), may significantly limit the Legal Parent's ability to utilize such NOL and credit carryforwards, although the Company has not yet determined to what extent.

As part of the Merger purchase price allocation, the Company recorded a deferred tax liability in connection with the acquired technology (see also Note 8). This deferred tax liability was offset by a deferred tax asset in the same amount. The deferred tax asset in respect of the remaining operating loss carryforwards, as well as the other deferred tax assets in the U.S., has been offset by a valuation allowance as in the opinion of the Company's management it is more likely than not that the operating loss carryforwards will not be utilized in the foreseeable future. No valuation allowance has been provided for the deferred tax assets of the Israeli subsidiary, since they are more likely than not to be realized.

The Company files its tax returns in the U.S. federal jurisdiction, as well as in various state & local jurisdictions. Vringo Inc has open tax assessments for the years 2009 through 2012. As of December 31, 2012, all tax assessments for I/P are still open. The Israeli subsidiary files its income tax returns in Israel. As of December 31, 2012, the Israeli subsidiary has open tax assessments for the years 2009 through 2012.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. $ in thousands)

Note 11 – Income Taxes – (cont'd)

The Company did not have any material unrecognized tax benefits in 2012 and 2011. The Company does not expect to record any additional material provisions for unrecognized tax benefits within the next year.

Note 12 – Commitments and Contingencies

On November 6, 2012, the Company received a verdict in its case against AOL, Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc. and Target Corporation (collectively, "Defendants") with respect to the Defendants' infringement of the asserted claims of U.S. Patent Nos. 6,314,420 and 6,775,664 (collectively, the "Patents"). After finding that the asserted claims of the Patents were not invalid, and infringed by the Defendants, the jury found that reasonable royalty damages should be based on a "running royalty", and that the running royalty rate should be 3.5%. The jury also found that the following sums of money, if paid now in cash, would reasonably compensate I/P Engine for the Defendants past infringement as follows: Google: $15,800, AOL: $7,943, IAC: $6,650, Gannett: $4, Target: $99. After trial, I/P Engine and Defendants filed post-trial motions with the court. I/P Engine filed motions related to the issues of laches, damages, and post-judgment royalties, which is the one motion not fully briefed. The Defendants filed motions related to issues of non-infringement, invalidity and damages. The court has denied I/P Engine’s motion related to the issue of laches. The fully briefed motions are ripe for judicial determination. The court has indicated that after the currently-briefed motions are decided, the court may consider the issue of post-judgment royalties. According to certain scaled fee agreements, I/P Engine will pay between 15% and 20% of any recovery to professional service providers. In spite of the verdict, as of December 31, 2012, the Company did not record any revenue related to this litigation, as timing of collection, if any, or the amounts due to it, cannot be determined.

The Company retains the services of law firms that specialize in intellectual property licensing, enforcement and patent law. These law firms are retained on an hourly fee, contingent fee, or blended fee basis. In a contingency fee arrangement, law firms are paid a scaled percentage of any negotiated fees, settlements or judgments awarded, based on how and when the fees, settlements or judgments are obtained. As of December 31, 2012, the Company did not recognize any income (nor contingent expense) related to this litigation, other than from the AOL settlement.

On October 8, 2012, the Company’s subsidiary filed a patent infringement lawsuit against a subsidiary of ZTE Corporation in the United Kingdom. Should the Company be deemed the losing party in any of its applications to the court in the UK, it may be held responsible for a substantial percentage of the defendant’s legal fees for the relevant application or for the litigation. As a result, the Company placed a guarantee to ensure the payment of a potential liability, which the defendants estimated to be approximately $2,900. However, should the Company be successful on any court applications or the entire litigation, ZTE would be responsible for a substantial percentage of its legal fees. In addition, the Company will grant additional guarantees, as necessary, in connection with its commenced proceedings against ZTE in Europe.

In July 2012, the Company signed a rental agreement for its new headquarters in New York. According to the new agreement, the Company shall pay an annual fee of approximately $137 (subject to certain adjustments). The Company’s subsidiary in Israel leases an office space for a period of up to 4 years (including options to extend the terms of the lease). According to the agreement, the subsidiary in Israel shall pay an annual fee of approximately $72 (in NIS, subject to certain adjustments). Rent expense for operating leases and automobiles for the years ended December 31, 2012, the period from Inception through December 31, 2011 and for the cumulative period from Inception until December 31, 2012, was $163, $11 and $174, respectively. Future minimum lease payments under non-cancelable operating leases for office space and cars, as of December 31, 2012, are as follows:

Year ending December 31,	Amount
2013	193
2014	146
2015	104
443

Note 13 - Risks and Uncertainties

(a)	New legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, could negatively affect the Company’s current business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect the Company’s ability to assert its patent or other intellectual property rights.

(b)	The patents owned by the Company are presumed to be valid and enforceable. As part of the Company’s ongoing legal proceedings, the validity and/or enforceability of the patents may be challenged in a court or administrative proceeding. To date, the Company’s patents have not been declared to be invalid or unenforceable.

(c)	Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with various major financial institutions. These major financial institutions are located in the United States and Israel, and the Company’s policy is designed to limit exposure to any one institution. With respect to accounts receivable, the Company is subject to a concentration of credit risk, as a majority of its outstanding trade receivables relate to sales to a limited number of customers.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(U.S. $ in thousands)

Note 13 - Risks and Uncertainties – (cont'd)

(d)	A portion of the Company’s expenses are denominated in NIS, British Pound and Euro. If the value of the U.S. dollar weakens against the value of these currencies, there will be a negative impact on the Company’s operating costs. In addition, the Company is subject to the risk of exchange rate fluctuations to the extent it holds monetary assets and liabilities in these currencies.

Note 14 — Subsequent Events

In January and February 2013, subsequent to the balance sheet date, the Company’s Board approved a grant of 2,730,833 stock options and 669,250 RSUs to its employees, management and directors. The granted options and RSUs are to vest over a period of 1-3 years (according to individual schedule of each grantee). The options granted to directors are subject to full acceleration of vesting in case of a change of control of the Company. The vesting of options and the RSUs granted to employees and management is subject to 75% acceleration in case of change of control. The Company is currently evaluating the overall impact of the above mentioned on its financial statements; it expects such impact to be material.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto, duly authorized on the 21st day of March, 2013.

VRINGO, INC.

By:	/s/ Andrew D. Perlman
Andrew D. Perlman
Chief Executive Officer
(Principal Executive Officer)

Signature	Title	Date

/s/ Andrew D. Perlman	Chief Executive Officer, President and Director	March 21, 2013
Andrew D. Perlman	(Principal Executive Officer)

/s/ Ellen Cohl	Chief Financial Officer (Principal Financial Officer and	March 21, 2013
Ellen Cohl	Principal Accounting Officer)

/s/ Seth M. Siegel	Chairman of the Board of Directors	March 21, 2013
Seth M. Siegel

/s/ Andrew Kennedy Lang	Director	March 21, 2013
Andrew Kennedy Lang

/s/ Alexander R. Berger	Director	March 21, 2013
Alexander R. Berger

/s/ John Engelman	Director	March 21, 2013
John Engelman

/s/ H. Van Sinclair	Director	March 21, 2013
H. Van Sinclair

/s/ Donald E. Stout	Director	March 21, 2013
Donald E. Stout

/s/ Ashley C. Keller	Director	March 21, 2013
Ashley C. Keller

Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Vringo, Inc., VIP Merger Sub, Inc. and Innovate/Protect, Inc., dated as of March 12, 2012 (incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K filed on March 14, 2012)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on May 18, 2010)

3.2	Amended and Restated Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on January 29, 2010)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation to effect an increase in authorized shares (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed on July 20, 2012)

3.4	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.2 to our Current Report on Form 8-K filed on July 20, 2012)

4.1	Specimen common stock certificate (incorporated by reference from our Registration Statement on Form S-1 filed on May 18, 2010)

4.2	Specimen warrant certificate (incorporated by reference from our Registration Statement on Form S-1 filed on May 18, 2010)

4.3	Form of Warrant Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010)

4.4	Form of Special Bridge Warrants (incorporated by reference from our Registration Statement on Form S-1 filed on January 29, 2010)

4.5†	Form of Management Option Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010)

4.6	Form of Preferential Reload Warrant (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 15, 2012)

4.7	Form of Reload Warrants (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 15, 2012)

4.8	Form of Series 1 Warrant (incorporated by reference from Annex F to our Registration Statement on Form S-4 (File No. 333-180609) originally filed with the SEC on April 6, 2012)

4.9	Form of Series 2 Warrant (incorporated by reference from Annex G to our Registration Statement on Form S-4 (File No. 333-180609) originally filed with the SEC on April 6, 2012)

10.1†	Vringo, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed on November 14, 2012)

10.2†	Form of Stock Option Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.3†	Form of Restricted Stock Unit Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.4	Master Content Provider Agreement, dated June 3, 2009, by and between Vringo and Maxis Mobile Services SDN BHD (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

10.5	Marketing Agreement, dated June 30, 2009, by and between Vringo and Emirates Telecommunications Corporation (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

10.6	Marketing Agreement, dated December 29, 2009, by and between Vringo and Hungama Digital Media Entertainment Pvt. Ltd. (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

10.7	Summary of Rental Agreement, dated March 27, 2006, by and between Vringo and BIG Power Centers (incorporated by reference from our Registration Statement on Form S-1 filing on January 29, 2010)

10.8†	Employment Agreement, dated March 18, 2010, by and between Vringo and Andrew D. Perlman (incorporated by reference from our Registration Statement on Form S-1 filing on March 29, 2010)

10.9*†	Employment Agreement, dated February 13, 2013, by and between Vringo and Andrew D. Perlman

10.10*†	Employment Agreement, dated February 13, 2013, by and between Vringo and Alexander R. Berger

10.11†	Employment Agreement, dated June 22, 2011, by and between Innovate/Protect, Inc. and Andrew Kennedy Lang, as amended by Amendment No. 1 to Employment Agreement, dated November 14, 2011, and Amendment No. 2 to Employment Agreement, dated March 11, 2012 (incorporated by reference from our 8-K filed on July 20, 2012)

10.12	Agreement on Cooperation, dated July 15, 2010, between Vringo and Retromedya (incorporated by reference from our Current Report on Form 8-K filed on July 19, 2010)

10.13	Marketing Agreement, dated August 19, 2010, between Vringo and Everything Everywhere Limited. (incorporated by reference from our Form 10-Q filing on November 15, 2010)

10.14	Collaboration Agreement, dated September 15, 2010, between Vringo and Starhub Mobile PTE Ltd. (incorporated by reference from our Form 10-Q filing on November 15, 2010)

10.15†	Employment Agreement, dated December 15, 2010, by and between Vringo and Ellen Cohl (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2010)

10.16	Intercompany Cost Plus Agreement (incorporated by reference from our Form 10-K filing on March 31, 2011)

10.17††	License agreement with ZTE Corporation, dated November 2, 2011 (incorporated by reference from our 10-K filed on March 30, 2012)

10.18†	Separation Agreement between Jonathan Medved and Vringo (Israel) Ltd., dated as of March 8, 2012 (incorporated by reference from our 8-K filed on March 14, 2012)

10.19	Agreement dated February 9, 2012, by and between the Company and Facebook, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 15, 2012)

10.20	Lease, dated July 10, 2012, by and between Vringo, Inc. and Teachers Insurance and Annuity Association of America, for the benefit of its separate Real Estate Account Landlord (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed on November 14, 2012)

10.21††	Confidential Patent Purchase Agreement, dated August 9, 2012, by and between Vringo, Inc. and Nokia Corporation (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed on November 14, 2012)

10.22	Form of Subscription Agreement, dated October 4, 2012, by and between Vringo, Inc. and each of the investors (incorporated by reference from our Current Report on Form 8-K filed on October 5, 2012)

10.23	Form of Subscription Agreement, dated August 9, 2012, by and between Vringo, Inc. and each of the investors (incorporated by reference from our Current Report on Form 8-K filed on August 9, 2012)

10.24†*	Form of Indemnification Agreement, dated January 31, 2013, by and between Vringo, Inc. and each of its Directors and Executive Officer.

21	Subsidiaries of Vringo, Inc.

23.1*	Consent of Somekh Chaikin, a member firm of KPMG International, Independent Registered Public Accounting Firm

23.2*	Consent of Grant Thornton LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBLR Instance Document

101.SCH	XBLR Taxonomy Extension Schema Document

101.CAL	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF	XBLR Taxonomy Extension Definition Linkbase Document

101.LAB	XBLR Taxonomy Extension Label Linkbase Document

101.PRE	XBLR Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

††	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.