Form 10-Q
period 2013-03-31
Vringo Inc
filed 2013-05-09
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 8, 2013, 82,749,093 shares of the registrant’s common stock were outstanding.

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

Part I — FINANCIAL INFORMATION

Item 1.     Financial Statements

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. $ in thousands)

	Note	March 31, 2013	December 31, 2012
Current assets
Cash and cash equivalents		49,128	56,960
Short-term investments		3,120	—
Accounts receivable		117	151
Prepaid expenses and other current assets		244	318

Total current assets		52,609	57,429

Long-term deposit		46	54
Property and equipment, at cost, net of $73 and $47 accumulated depreciation and amortization, as of March 31, 2013 and December 31, 2012, respectively		296	294
Intangible assets, net	3	32,789	34,044
Goodwill	5	65,965	65,965

Total assets		151,705	157,786

Current liabilities
Accounts payable and accrued expenses		3,596	1,444
Accrued employee compensation		485	398

Total current liabilities		4,081	1,842

Long-term liabilities
Derivative liabilities on account of warrants	4,7	7,919	7,612

Total long-term liabilities		7,919	7,612

Commitments and contingencies	8

Stockholders’ equity	7
Series A Convertible Preferred stock, $0.01 par value per share; 5,000,000 authorized; 6,673 issued; none outstanding, as of March 31, 2013 and as of December 31, 2012	6	—	—
Common stock, $0.01 par value per share 150,000,000 authorized; 82,516,935 and 81,889,226 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively		825	819
Additional paid-in capital		174,439	171,108
Deficit accumulated during the development stage		(35,559)	(23,595)

Total stockholders’ equity		139,705	148,332

Total liabilities and stockholders’ equity		151,705	157,786

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(U.S. $ in thousands except share and per share data)

	Three months ended March 31,		Cumulative from Inception to March 31,
	2013	2012	2013
Revenue	65	—	434

Costs and Expenses
Cost of revenue*	6,681	1,251	20,754
Research and development*	826	—	2,566
Marketing, general and administrative*	4,137	616	16,207
Total operating expenses	11,644	1,867	39,527
Operating loss	(11,579)	(1,867)	(39,093)

Non-operating income	17	—	54
Non-operating expense	(10)	(4)	(37)
Gain (loss) on revaluation of derivative warrants	(376)	—	6,471
Issuance of warrants	—	—	(2,883)
Loss before taxes on income	(11,948)	(1,871)	(35,488)
Income tax expense	(16)	—	(71)

Net loss	(11,964)	(1,871)	(35,559)
Basic net loss per common share	(0.15)	(0.43)	(0.99)
Diluted net loss per common share	(0.15)	(0.43)	(1.05)

Weighted average number of shares used in computing net loss per common share:
Basic:	82,389,353	4,365,117	35,948,434
Diluted:	82,389,353	4,365,117	38,171,284

* Includes stock-based compensation expense, as follows:
Cost of revenue	294	—	817
Research and development	243	—	934
Marketing, general and administrative	2,557	84	9,904
	3,094	84	11,655

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(U.S. $ in thousands)

	Series A convertible preferred stock	Common stock	Additional paid-in capital	Deficit accumulated during the development stage	Total
Balance as of June 8, 2011 (Inception)	—	—	—	—	—
Issuance of shares of common stock	—	170	4,975	—	5,145
Stock-based compensation	—	*—	474	—	474
Net loss for the period	—	—	—	(2,754)	(2,754)
Balance as of December 31, 2011	—	170	5,449	(2,754)	2,865
Conversion of Series A Preferred Convertible Preferred stock, classified as mezzanine equity	—	8	68	—	76
Stock-based compensation, including grant of shares to consultants	—	3	8,084	—	8,087
Recording of equity instruments upon Merger, net of fair value of issued warrants $21,954 and issuance cost of $463	*—	152	54,809	—	54,961
Issuance of warrants	—	—	2,883	—	2,883
Conversion of Series A Preferred Convertible Preferred stock, classified as equity	*—	201	(201)	—	—
Exercise of warrants	—	76	22,856	—	22,932
Exercise of stock options	—	8	501	—	509
Issuance of shares in connection with a financing round, net of issuance cost of $52	—	96	31,052	—	31,148
Shares issued for acquisition of patents	—	2	748		750
Issuance of shares in connection with a financing round, net of issuance cost of $39	—	103	44,859	—	44,962
Net loss for the year	—	—	—	(20,841)	(20,841)
Balance as of December 31, 2012	—	819	171,108	(23,595)	148,332
Exercise of stock options and RSUs	—	5	4	—	9
Exercise of warrants	—	1	233	—	234
Stock-based compensation	—	—	3,094	—	3,094
Net loss for the period	—	—	—	(11,964)	(11,964)
Balance as of March 31, 2013	—	825	174,439	(35,559)	139,705

* Represents amounts less than $1.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. $ in thousands)

	Three months ended March 31,		Cumulative from Inception to March 31,
	2013	2012	2013
Cash flows from operating activities
Net loss	(11,964)	(1,871)	(35,559)
Adjustments to reconcile net cash flows used in operating activities:
Items not affecting cash flows
Depreciation and amortization	1,281	156	4,111
Change in deferred tax assets and liabilities	—	—	(58)
Stock-based compensation	3,094	84	11,655
Issuance of warrants	—	—	2,883
Decrease (increase) in fair value of warrants	376	—	(6,471)
Exchange rate losses	4	—	12
Changes in current assets and liabilities
Decrease (increase) in receivables, prepaid expenses and other current assets	109	(14)	(125)
Increase in payables and accruals	2,228	418	2,684
Net cash used in operating activities	(4,872)	(1,227)	(20,868)
Cash flows from investing activities
Acquisition of property and equipment	(28)	(5)	(245)
Deposit in short-term investments	(3,120)	—	(3,120)
Acquisition of patents	—	—	(25,944)
Increase (decrease) in deposits	8	—	(38)
Cash acquired as part of acquisition of Vringo (1)	—	—	3,326
Net cash used in investing activities	(3,140)	(5)	(26,021)

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended March 31,	Three month period ended March 31,	Cumulative from Inception to March 31,
	2013	2012	2013
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost of $52	—	—	31,148
Proceeds from issuance of common stock, net of issuance cost of $39	—	—	44,962
Proceeds from issuance (repayment) of note payable—related party	—	—	—
Proceeds from issuance of preferred stock	—	—	1,800
Proceeds from issuance of common stock	—	—	5,145
Exercise of options and RSUs	9	—	518
Exercise of warrants	165	—	12,440
Net cash provided by financing activities	174	—	96,013
Effect of exchange rate changes on cash and cash equivalents	6	—	4
Increase (decrease) in cash and cash equivalents	(7,832)	(1,232)	49,128
Cash and cash equivalents at beginning of period	56,960	5,212	—
Cash and cash equivalents at end of period	49,128	3,980	49,128
Supplemental disclosure of cash flows information
Interest paid	—	4	17
Income taxes paid	3	—	10
Non-cash investing and financing transactions
Conversion of Series A preferred stock to common stock	—	39	39
Exercise of derivative warrants	69	—	10,726
Non cash acquisition of patents through issuance of common stock shares	—	—	750
Conversion of Series A Convertible Preferred stock, classified as mezzanine equity, into common stock, prior to the Merger	—	—	76
Conversion of Series A Convertible Preferred stock, classified as mezzanine equity, into common stock, upon Merger	—	—	1,724
Conversion of Series A Convertible Preferred stock, classified as equity, into common stock, post-Merger	—	—	201

(1) Cash acquired as part of acquisition of Vringo
Working capital (excluding cash and cash equivalents)			740
Long term deposit			(8)
Fixed assets, net			(124)
Goodwill			(65,965)
Technology			(10,133)
Fair value of Legal Parent’s shares of common stock and vested $0.01 options			58,211
Fair value of warrants and vested stock options			17,443
Long-term liabilities			3,162

			3,326

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except for share and per share data)

Note 1—General

Vringo, Inc., together with its consolidated subsidiaries (the “Company” or “Vringo”), is engaged in the innovation, licensing and protection of intellectual property worldwide. Vringo's intellectual property portfolio consists of over 500 patents and patent applications covering telecom infrastructure, internet search and mobile technologies. The Company’s patents and patent applications have been developed internally and acquired from third parties. Vringo operates a global platform for the distribution of mobile social applications and services it develops.

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

Because former I/P stockholders owned, immediately following the Merger, approximately 67.61% of the combined company on a fully diluted basis, and as a result of certain other factors, I/P was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Accordingly, the Company’s financial statements for periods prior to the Merger reflect the historical results of I/P and not Vringo’s historical results prior to the Merger, and the Company’s financial statements for all periods from July 19, 2012 reflect the results of the combined company. Unless specifically noted otherwise, as used throughout these consolidated financial statements, the term “Company” refers to the combined company after the Merger, and the business of I/P before the Merger. The terms I/P and Vringo refer to such entities’ standalone businesses prior to the Merger.

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

As of March 31, 2013, approximately $448 and $31 of the Company's net assets were located in Israel and Germany, respectively. In addition, the Company owns patents issued outside of the United States.

Note 2—Significant Accounting and Reporting Policies

(a) Basis of presentation

The accompanying consolidated financial statements include the accounts of the Legal Parent, I/P and their wholly-owned subsidiaries, and are presented in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2012. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements include the results of operations of I/P and its subsidiaries for all periods presented, with the results of operations of the Legal Parent and its subsidiaries for the period from July 19, 2012 (the effective date of the Merger). Moreover, equity amounts, as well as net loss per common share, presented for comparative periods differ from those previously presented by I/P, due to application of accounting requirements applicable to a reverse acquisition.

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

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(U.S. $ in thousands)

Note 2—Significant Accounting and Reporting Policies—(cont’d)

(c) Translation into U.S. dollars

The currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar ("U.S. $" or “$”). Therefore, the U.S. dollar has been determined to be the Company's functional currency. Post-Merger, the Company conducted significant transactions in foreign currencies (primarily the New Israeli Shekels ("NIS") and Euro). These are recorded at the exchange rate as of the transaction date. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected as finance expense in the statement of operations, as they arise.

	NIS	Euro
At March 31, 2013	3.648	0.782
At December 31, 2012	3.733	0.759
Average exchange rate for the period from July 19, 2012 through March 31, 2013	3.846	0.775
Average exchange rate for the period from January 1, 2013 through March 31, 2013	3.708	0.757

(d) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include valuation of assets assumed and liabilities incurred as part of the Merger, useful lives of the Company’s tangible and intangible assets, valuation of its short-term investments and the October 2012 Warrants (as defined in Note 7) and derivative warrants, valuation of its share-based compensation, deferred tax assets and liabilities, income tax uncertainties and other contingencies.

(e) Cash and cash equivalents

The Company invests its surplus cash in commercial paper, money market deposits and money market funds with financial institutions. The Company has established guidelines relating to diversification and maturities of its investments, in order to minimize credit risk and maintain high liquidity of funds. For the purpose of these financial statements, all highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash and cash equivalents include $740 and $0 invested in commercial papers with an initial term (upon purchase by the Company) of less than three months at March 31, 2013 and December 31, 2012, respectively.

(f) Short-term investments

Currently, short-term investment securities as of March 31, 2013 and December 31, 2012, in the total amount of $3,120 and $0, respectively, consist of investment in commercial paper. The Company classified its investments as held-to-maturity. Held-to-maturity debt securities are those debt securities in which the Company has the ability and intent to hold the security until maturity. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts on debt securities are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “non-operating income” line item in the Consolidated Statements of Operations. Dividend and interest income are recognized when earned.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(U.S. $ in thousands, except for share and per share data)

Note 2—Significant Accounting and Reporting Policies—(cont’d)

(g) Net loss per share data

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s derivative warrants (see also Note 7). The table below presents the computation of basic and diluted net losses per common share:

	Three months ended		Cumulative from Inception to
	March 31,		March 31,
	2013	2012	2013
Basic Numerator:
Net loss attributable to shares of common stock	$(11,964)	$(1,871)	$(35,559)
Basic Denominator:
Weighted average number of shares of common stock outstanding during the period	82,185,649	4,365,117	35,835,214
Weighted average number of penny stock options	203,704	—	113,220
Basic common stock shares outstanding	82,389,353	4,365,117	35,948,434
Basic net loss per common stock share	$(0.15)	$(0.43)	$(0.99)

Diluted Numerator:
Net loss attributable to shares of common stock	$(11,964)	$(1,871)	$(35,559)
Increase in net loss attributable to Series 1 warrants	$—	$—	$(4,060)
Increase in net loss attributable to Preferential Reload warrants	$—	$—	$(135)
Increase in net loss attributable to Conversion warrants	$—	$—	$(68)
Increase in net loss attributable to Special Bridge warrants	$—	$—	$(99)
Diluted net loss attributable to shares of common stock:	$(11,964)	$(1,871)	$(39,921)
Diluted Denominator:
Weighted average number of shares of common stock outstanding during the period	82,185,649	4,365,117	35,835,214
Weighted average number of Series 1 warrants outstanding during the period	—	—	2,061,332
Weighted average number of Preferential Reload warrants outstanding during the period	—	—	63,203
Weighted average number of Conversion warrants outstanding during the period	—	—	39,921
Weighted average number of Special Bridge warrants outstanding during the period	—	—	58,394
Weighted average number of penny stock options	203,704	—	113,220
Diluted common stock shares outstanding	82,389,353	4,365,117	38,171,284
Diluted net loss per common stock share	$(0.15)	$(0.43)	$(1.05)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, outstanding as of March 31, 2013, as they had an anti-dilutive impact:
Both vested and unvested options at $0.96-$5.50 exercise price, to purchase an equal number of shares of common stock of the Company	11,583,888	—	11,583,888
Unvested $0.01 options to purchase an equal number of shares of common stock of the Company	12,125	—	12,125
Unvested Restricted Stock Units (“RSU”) to issue an equal number of shares of common stock of the Company	3,336,375	—	3,336,375
Common stock shares granted, but not yet vested	77,193	1,130,800	77,193
Warrants to purchase an equal number of shares of common stock of the Company	18,769,114	250,000	13,120,461
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share:	33,778,695	1,380,800	28,130,042

(h) Reclassification

Certain comparative figures were reclassified to conform to the Company’s post-Merger presentation.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(U.S. $ in thousands)

Note 3—Intangible Assets

	As of March 31, 2013	As of December 31, 2012	Weighted average amortization period (years)
Acquired technology (see Note 5)	10,133	10,133	6.0
Patents	26,694	26,694	8.5
Total	36,827	36,827

Less: accumulated amortization	(4,038)	(2,783)
	32,789	34,044

In June 2011, the Company’s subsidiary acquired patents from Lycos, Inc. The gross carrying amount of those patents is comprised of the original purchase price of $3,200 and $196 of associated patent acquisition costs.

In August 2012, the Company purchased from Nokia Corporation a portfolio consisting of various patents and patent applications. The portfolio encompasses a broad range of technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. The total consideration paid for the portfolio was $22,000. In addition, the Company capitalized certain costs related to the acquisition of patents in the total amount of $548. Under the terms of the purchase agreement, to the extent that the gross revenue generated by such portfolio exceeds $22,000, the Company is obligated to pay a royalty of 35% of such excess. The Company has not recorded any amounts in respect of this contingent consideration, as both the amounts of future potential revenue, if any, and the timing of such revenue cannot be reliably established.

In October 2012, the Company’s subsidiary entered into a patent purchase agreement. As partial consideration, the Company issued 160,600 shares of common stock to the seller with the fair value of $750. In addition, under the terms of the purchase agreement, 20% of the gross revenue collected will be payable to the seller as a royalty. The Company has not recorded any amounts in respect of this contingent consideration, as both the amounts of future potential revenue, if any, and the timing of such revenue cannot be reliably established.

During the three month periods ended March 31, 2013 and 2012, the Company recorded amortization expense of $1,255 and $155, respectively. During the period from Inception through March 31, 2013, total amortization expense of $4,038 was recorded. Estimated amortization expense for each of the five succeeding years, based upon intangible assets owned at March 31, 2013 is as follows:

Amount
Period ending December 31,
2013 (nine months ending December 31, 2013)	3,746
2014	5,002
2015	5,002
2016	4,610
2017 and thereafter	14,429
32,789

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(U.S. $ in thousands)

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

Level 2 Inputs: Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

The Company measures its derivative liabilities at fair value. The Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and Series 1 Warrants (as they are defined in Note 7) are classified within Level 3 because they are valued using the Black-Scholes-Merton and the Monte-Carlo models (as all of these warrants include down-round protection clauses), which utilize significant inputs that are unobservable in the market.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, aggregated by the level in the fair-value hierarchy within which those measurements fall:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
	March 31,	for identical	observable	unobservable
Description	2013	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
Liabilities as of March 31, 2013:
Derivative liabilities on account of warrants	7,919	—	—	7,919
Total liabilities as of March 31, 2013:	7,919	—	—	7,919

Liabilities as of December 31, 2012:
Derivative liabilities on account of warrants	7,612	—	—	7,612
Total liabilities as of December 31, 2012:	7,612	—	—	7,612

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(U.S. $ in thousands)

Note 4—Fair Value Measurements—(cont’d)

In addition to the above, the Company’s financial instruments at March 31, 2013 and December 31, 2012 consisted of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and long term deposits. The carrying amounts of all the aforementioned financial instruments approximate fair value. The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) during the period from Inception through March 31, 2013. No assets, nor liabilities, were valued using Level 3 inputs for the period ended March 31, 2012:

Level 3
Balance at Inception	—
Balance at December 31, 2011	—
Derivative warrants issued to I/P’s shareholders in connection with the Merger, July 19, 2012	21,954
Fair value of derivative warrants issued by Legal Parent (see Note 5)	3,162
Fair value adjustment, prior to exercise of warrants, included in statement of operations	156
Exercise of derivative warrants	(10,657)
Fair value adjustment at end of period, included in statement of operations	(7,003)
Balance at December 31, 2012	7,612
Fair value adjustment, prior to exercise of warrants, included in statement of operations	(22)
Exercise of derivative warrants	(69)
Fair value adjustment at end of period, included in statement of operations	398
Balance at March 31, 2013	7,919

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative liability on account of Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and Series 1 Warrants (as defined in Note 7) fall within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

Description	Valuation technique	Unobservable inputs	Range
Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and the Series 1 Warrants	Black-Scholes-Merton and the Monte-Carlo models	Volatility	56.48% – 58.10%
		Risk free interest rate	0.25% – 0.60%
		Expected term, in years	1.75 – 4.30
		Dividend yield	0%
		Probability and timing of down-round triggering event	15% occurrence in December 2013

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

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(U.S. $ in thousands, except for share and per share data)

Note 5 – Business Combination

On July 19, 2012, I/P consummated the Merger with the Legal Parent, as also described in Note 1. The consideration consisted of various equity instruments, including: shares of common stock, preferred stock, options and warrants. The purpose of the Merger was to increase the combined company's intellectual property portfolio and array of products, to gain access to capital markets, and for other reasons. Upon completion of the Merger, (i) all then outstanding 6,169,661 common stock shares of I/P, par value $0.0001 per share, were exchanged for 18,617,569, shares of the Company’s common stock, par value $0.01 per share, and (ii) all then outstanding shares of Series A Convertible Preferred Stock of I/P, par value $0.0001 per share, were exchanged for 6,673 shares of the Legal Parent’s Series A Convertible Preferred Stock, par value $0.01 per share, which shares were convertible into 20,136,445 shares of common stock of the Legal Parent. In addition, the Legal Parent issued to the holders of I/P capital stock an aggregate of 15,959,838 warrants to purchase an aggregate of 15,959,838 shares of the Company’s common stock with an exercise price of $1.76 per share. The Company recorded such warrants as a derivative long-term liability in the total amount of $21,954 (see also Note 4). In addition, all outstanding and unexercised options to purchase I/P common stock, whether vested or unvested, were converted into 41,178 options to purchase the Company’s common stock. Immediately following the completion of the Merger, the former stockholders of I/P owned approximately 55.04% of the outstanding common stock of the combined company (or 67.61% of the outstanding shares of the Company’s common stock, calculated on a fully diluted basis), and the Legal Parent’s stockholders prior to the Merger owned approximately 44.96% of the outstanding common stock of the combined company (or 32.39% of the outstanding shares of its common stock calculated on a fully diluted basis). For accounting purposes, I/P was identified as the accounting “acquirer”, as it is defined in FASB Topic ASC 805. The total purchase price of $75,654 was allocated to the assets acquired and liabilities assumed of the Legal Parent. Registration and issuance cost, in the total amount of $463, was recorded against the additional paid-in capital.

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

The fair values of the identified intangible assets were estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The goodwill recognized as a result of the acquisition is primarily attributable to the value of the workforce and other intangible asset arising as a result of name, operational synergies, products, and similar factors which could not be separately identified. The useful life of the intangible assets for amortization purposes was determined considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive economic or other factors that may limit the useful life of intangible assets. As of March 31, 2013, according to ASC 805, the purchase price allocation is still provisional. The Company expects the existing value of its goodwill to change upon completion of a study regarding its total net tax loss carryforwards utilizable for tax purposes, performed by a third party expert. Goodwill recognized is not deductible for income tax purposes. Had the acquisition taken place on June 8, 2011 (Inception), the revenue in the consolidated statement of operations and the consolidated net loss would have been as follows:

	Three month period ended March 31, 2012		Cumulative from Inception to March 31, 2013
	Revenue	Net Loss	Revenue	Net Loss
Total amount	106	(7,762)	1,074	(52,580)

The pro forma adjustment consists of amortization of acquired technology. The amortization, net, for the three month period ended March 31, 2012 would have been $247. The amortization, net, for the period from Inception through March 31, 2013 would have been $1,789. The above pro forma disclosure excludes the possible impact of valuation of equity and derivative instruments valued in connection with the Merger.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(U.S. $ in thousands, except for share and per share data)

Note 6—Series A Convertible Preferred Stock

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

Note 7—Stockholders’ Equity

Pre-Merger common stock share amounts and balance sheet disclosures were retrospectively restated to reflect Vringo’s equity instruments after the Merger.

(a) Common Stock

The following table summarizes information about the Company's issued and outstanding common stock from Inception through March 31, 2013:

Shares of common stock
Balance as of June 8, 2011 (Inception)	—
Grant of shares at less than fair value to officers, directors and consultants	8,768,014
Issuance of shares of common stock	8,204,963
Balance as of December 31, 2011	16,972,977
Conversion of Series A Preferred Convertible Preferred stock, classified as mezzanine equity	890,192
Grant of shares to consultants	265,000
Legal Parent’s shares of common stock, recorded upon Merger	15,206,118
Exercise of 250,000 warrants, issued and exercised prior to the Merger	754,400
Post-Merger exercise of warrants	6,832,150
Exercise of stock options and RSUs	726,346
Conversion of Series A Preferred Convertible Preferred stock, classified as equity	20,136,445
Issuance of shares of common stock in connection with $31,148 received in a private financing round, net of issuance cost of $52	9,600,000
Issuance of shares of common stock in connection with $44,962 received in a private financing round, net of issuance cost of $39	10,344,998
Shares issued for acquisition of patents, see Note 3	160,600
Balance as of December 31, 2012	81,889,226
Exercise of warrants	94,147
Exercise of stock options and RSUs	533,562
Balance as of March 31, 2013	82,516,935

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(U.S. $ in thousands, except for share and per share data)

Note 7—Stockholders' Equity—(cont'd)

(b) Equity Incentive Plan

In August 2011, I/P adopted its 2011 Equity and Performance Incentive Plan (the “I/P 2011 Plan”). The I/P 2011 Plan provided for the issuance of stock options and restricted stock to the Company’s directors, employees and consultants. Terminated, expired or forfeited grants may be reissued under the I/P 2011 Plan. The number of shares available under I/P 2011 Plan was subject to adjustments for certain changes. Following the Merger with the Legal Parent, the I/P 2011 Plan was assumed by the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan (“2012 Plan”).

On July 19, 2012, following the Merger with the Legal Parent, the Company’s stockholders approved the 2012 Plan, replacing the existing 2006 Stock Option Plan of the Legal Parent, and the remaining 9,100,000 authorized shares thereunder were cancelled. The 2012 Plan was approved in order to ensure full compliance with legal and tax requirements under U.S. law. The number of shares subject to the 2012 Plan is the sum of: (i) 15,600,000 shares of common stock, which constitutes 6,500,000 new shares and 9,100,000 previously authorized but unissued shares under the 2006 Stock Option Plan and (ii) any shares of common stock that are represented by awards granted under the Legal Parent’s 2006 Stock Option Plan that are forfeited, expired or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company, or the equivalent of such number of shares after the administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the 2012 Plan; provided, however, that no more than 3,200,000 shares shall be added to the 2012 Plan. As of March 31, 2013, 3,722,750 shares were available for future grants under the 2012 Plan.

(c) Stock options and RSUs

The following table illustrates the common stock options granted for the three month period ended March 31, 2013:

Title	Grant date	No. of options	Exercise price	Share price at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees *	January-March 2013	2,630,833	$3.18-$3.24	$3.18-$3.24	Over 1-3 years	Volatility	63.65%-64.26%
						Risk free interest rate	1.07%-2.06%
						Expected term, in years	5.71-10.00
						Dividend yield	0.00%
Consultants *	January-March 2013	112,500	$2.90-$3.30	$2.90-$3.30	Over 0-2.5 years	Volatility	63.87%-68.96%
						Risk free interest rate	1.86%-2.16%
						Remaining expected term, in years	9.75-10
						Dividend yield	0.00%

The following table illustrates the RSUs granted for the three month period ended March 31, 2013:

Title	Grant date	No. of RSUs	Exercise price	Share price at grant date	Vesting terms
Management, directors and employees *	February 2013	636,250	—	$3.18	Over 1-3 years
Consultants	January 2013	33,000	—	$3.26	Over 9 months

* Certain options granted to officers, directors and certain key employees are subject to acceleration of vesting of 75% - 100% (according to the agreement signed with each optionee), upon a subsequent change of control.

The following table summarizes information about stock option and RSU activity for the three month period ended March 31, 2013:

	RSUs		Options
	No. of RSUs	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding at January 1, 2013	3,125,000	$3.72	9,149,105	$3.33	$0.01 – $5.50	$2.57
Granted	669,250	$3.18	2,743,333	$3.19	$3.18 – $3.24	$2.43
Exercised	(449,749)	$3.70	(83,813)	$0.14	$0.01 – $1.50	$3.60
Forfeited	(8,126)	$3.72	(95,312)	$3.62	$0.01 – $5.50	$2.35
Outstanding at March 31, 2013	3,336,375	$3.61	11,713,313	$3.31	$0.01 – $5.50	$2.53
Exercisable at March 31, 2013	—	—	5,010,156	$3.11	$0.01 – $5.50

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

 (U.S. $ in thousands, except for share and per share data)

Note 7—Stockholders' Equity—(cont'd)

For the three month periods ended March 31, 2013 and 2012, the Company recorded total stock compensation expense of $3,094 and $84, respectively. Cumulatively from Inception through March 31, 2013, the Company has recorded stock compensation expense of $11,655.

The Company cumulatively did not create tax benefits related to its stock-based compensation due to a full valuation allowance in the U.S.

(d) Warrants

The following table summarizes information about warrant activity for the three month period ended March 31, 2013:

	No. of warrants	Weighted average exercise price	Exercise price range
Outstanding at January 1, 2013	18,863,261	$3.11	$0.94 – $5.06
Granted	—	—	—
Exercised	(94,147)	$1.76	$1.76
Outstanding at March 31, 2013	18,769,114	$3.12	$0.94 – $5.06

The Company’s outstanding warrants consisted of the following:

(a) Series 1 and Series 2 Warrants

As part of the Merger, on July 19, 2012, the Legal Parent issued to I/P’s stockholders 8,299,116 warrants at an exercise price of $1.76 per share and contractual term of 5 years (“Series 1 Warrant”). These warrants bear down-round protection clauses and as a result, they were classified as a long-term derivative liability and recorded at fair value. In addition, I/P’s stockholders received another 7,660,722 warrants at an exercise price of $1.76 per share and contractual term of 5 years (“Series 2 Warrant”). As the Series 2 Warrants do not have down-round protection clauses, they were classified as equity. During the three month period ended March 31, 2013, 48,957 Series 1 Warrants and 45,190 Series 2 Warrants were exercised. From Inception and through March 31, 2013, 4,704,056 Series 1 Warrants and 1,326,060 Series 2 Warrants were exercised.

(b) Conversion Warrants, Special Bridge Warrants and Reload Warrants

On July 19, 2012, the date of the Merger, Legal Parent’s outstanding warrants included: (i) 148,390 derivative warrants, at an exercise price of $0.94 per share, with a remaining contractual term of 2.44 years (the “Special Bridge Warrants”); (ii) 101,445 derivative warrants, at an exercise price of $0.94 per share, with a remaining contractual term of 2.44 years (the “Conversion Warrants”); (iii) 887,330 derivative warrants, at an exercise price of $1.76 per share, with a remaining contractual term of 4.55 years (the “Preferential Reload Warrants”); and (iv) 814,408 warrants, classified as equity, at an exercise price of $1.76 per share, with a remaining contractual term of 4.55 years (the “non-Preferential Reload Warrants”). During the three month period ended March 31, 2013, none of these warrants were exercised. From Inception and through March 31, 2013, 169,520 non-Preferential Reload Warrants and 726,721 Preferential Reload Warrants were exercised.

(c) Initial Public Offering Warrants

Upon completion of its initial public offering, the Legal Parent issued 4,784,000 warrants at an exercise price of $5.06 per share. These warrants are publicly traded and are exercisable until June 21, 2015, at an exercise price of $5.06 per share. As of March 31, 2013, all of these warrants were outstanding and classified as equity.

(d) October 2012 Warrants

On October 12, 2012, the Company entered into an agreement with certain of its warrant holders, pursuant to which, on October 23 and 24, 2012, the holders exercised in cash 3,721,062 of their outstanding warrants, with an exercise price of $1.76 per share. In exchange, the Company granted such warrant holders unregistered warrants of the Company to purchase an aggregate of 3,000,000 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $5.06 per share (the “October 2012 Warrants”). The contractual life of these warrants is 2.66 years and because such warrants do not bear any down-round protection clauses they were classified as equity instruments. October 2012 Warrants were valued using the following assumptions: volatility: 68.1%, share price: $3.50-$3.77, risk free interest rate: 0.724% and dividend yield: 0%. The fair value of warrants issued in exchange for the exercise of the Company’s derivative warrants was accounted for as an inducement, therefore an amount of $2,883, was recorded as a non-operating expense. As of March 31, 2013, all October 2012 warrants were outstanding.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(U.S. $ in thousands)

Note 8—Commitments and Contingencies

The Company retains the services of law firms that specialize in intellectual property licensing, enforcement and patent law. These law firms are retained on an hourly fee, monthly fee, project fee, contingent fee, or blended fee basis. In a contingency fee arrangement, law firms are paid a scaled percentage of any negotiated fees, settlements or judgments awarded, based on how and when the fees, settlements or judgments are obtained.

On November 6, 2012, the Company received a verdict in its case against AOL, Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc. and Target Corporation (collectively, "Defendants") with respect to the Defendants' infringement of the asserted claims of U.S. Patent Nos. 6,314,420 and 6,775,664 (collectively, the "IPE Patents"). After finding that the asserted claims of the IPE Patents were not invalid, and infringed by the Defendants, the jury found that reasonable royalty damages should be based on a "running royalty", and that the running royalty rate should be 3.5%. The jury also found that the following sums of money, if paid now in cash, would reasonably compensate I/P Engine for the Defendants’ past infringement as follows: Google: $15,800, AOL: $7,943, IAC: $6,650, Gannett: $4, Target: $99. Motions by I/P Engine for awards of pre-judgment interest, post-judgment interest, supplemental damages and post-judgment royalties, are pending in U.S. District Court. I/P Engine and Defendants have filed notices of appeal with the Court of Appeals for the Federal Circuit. In response to a request by Google, Inc., the IPE Patents are being reexamined by the U.S. Patent and Trademark Office (see also Note 9 (b)). On January 31, 2013, I/P Engine filed an action asserting infringement of the IPE Patents in the United States District Court, Southern District of New York, against Microsoft Corporation. According to certain scaled fee agreements, I/P Engine will pay between 15% and 20% of any recovery to professional service providers. As of March 31, 2013, the Company did not record any revenue, nor a liability for any potential, contingent, legal fees, related to these litigations, as timing of collection, if any, or the amounts due to it, cannot be determined.

From October 2012 through March 31, 2013, the Company’s subsidiaries filed patent infringement lawsuits against the subsidiaries of ZTE Corporation in the United Kingdom, France and Germany. Should the Company be deemed the losing party in any of its applications to the court in the UK, it may be held responsible for a substantial percentage of the defendant’s legal fees for the relevant application or for the litigation. As a result, the Company placed a guarantee to ensure the payment of a potential liability, which the defendants estimated to be approximately $2,900. However, should the Company be successful on any court applications or the entire litigation, ZTE would be responsible for a substantial percentage of its legal fees. In addition, the Company will grant additional guarantees, as necessary, in connection with its commenced proceedings against ZTE in Europe.

In July 2012, the Company signed a rental agreement for its new headquarters in New York. According to the new agreement, the Company shall pay an annual fee of approximately $137 (subject to certain adjustments). The Company’s subsidiary in Israel leases an office space for a period of up to four years (including options to extend the terms of the lease). According to the agreement, the subsidiary in Israel shall pay an annual fee of approximately $72 (in NIS, subject to certain adjustments). Rent expense for operating leases and automobiles for the three month periods ended March 31, 2013 and 2012, and the cumulative period from Inception until March 31, 2013, was $53, $8 and $227, respectively.

Future minimum lease payments under non-cancelable operating leases for office space and cars, as of March 31, 2013, are as follows:

Amount
Period ending December 31,
2013 (nine months ending December 31, 2013)	177
2014	178
2015	104
459

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(U.S. $ in thousands)

Note 9—Risks and Uncertainties

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

(b)

As part of the Company’s ongoing legal proceedings, the validity and/or enforceability of the patents is often challenged in a court or administrative proceeding. Several of the Company’s patents are being challenged in several jurisdictions. In particular, on March 15, 2012, Google submitted a request to the USPTO for ex parte reexamination of U.S. Patent No. 6,314,420. On July 18, 2012, the USPTO issued a determination ordering a reexamination. On September 25, 2012, the USPTO issued a first, non-final office action where it adopted the rejections proposed by Google. The Company's response was filed on November 26, 2012. A final, appealable office action maintaining the rejections was mailed on May 3, 2013. The Company has until July 3, 2013 to file a response or a notice of appeal to the Patent Trial and Appeal Board. On November 28, 2012, Google submitted a request to the USPTO for ex parte reexamination of U.S. Patent No. 6,775,664. On January 17, 2013, the USPTO issued a determination ordering a reexamination, but found that three of the prior art references identified by Google were not considered prior art to the 6,775,664 patent. Google filed a second reexamination request of that patent on February 8, 2013. On March 7, 2013, the USPTO issued a determination ordering a reexamination based on the three additional references. The Company believes its patents are both valid and enforceable.

(c)

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains its cash, cash equivalents and short-term investments with various major financial institutions. These major financial institutions are located in the United States, Germany and Israel, and the Company’s policy is designed to limit exposure to any one institution.

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

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in our Annual Report on Form 10-K filed on March 21, 2013 and any future reports we file with the Securities and Exchange Commission. The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. In this report, “Vringo,” the “Company,” “we,” “us,” and “our” refer to Vringo, Inc.

Overview

We were incorporated in Delaware on January 9, 2006 and commenced operations during the first quarter of 2006. In March 2006, we formed a wholly-owned subsidiary, Vringo (Israel) Ltd., for the primary purpose of providing research and development services, as detailed in the intercompany service agreement. On July 19, 2012, I/P merged with us through an exchange of equity instruments of I/P for those of Vringo. The Merger was accounted for as a reverse acquisition under which I/P was considered the accounting acquirer of Vringo. As such, the financial statements of I/P are treated as the historical financial statements of the combined company, with the results of Vringo included from July 19, 2012. I/P was incorporated in Delaware on June 8, 2011, originally as Labrador Search Corporation, and holds two wholly-owned subsidiaries: I/P Engine Inc., which was formed in Virginia on June 14, 2011, originally as Smart Search Labs Inc., which operates for the purpose of realizing economic benefits of intellectual property, and I/P Labs, Inc., which was incorporated in Delaware on June 8, 2011, originally as Scottish Terrier Capital Inc., which operates for the purpose of acquiring and developing patented technologies and intellectual property. In August 2012, we formed two wholly-owned subsidiaries, incorporated in Delaware: Vringo Labs, Inc. which operates for the purpose of acquiring and developing patented technologies and intellectual property, and Vringo Infrastructure, Inc., which operates for the purpose of realizing economic benefits mainly from telecommunications infrastructure patents. Vringo Infrastructure, Inc. acquired assets from Nokia Corporation (“Nokia”) upon its formation, as further described below. In addition, on October 18, 2012, we formed a wholly-owned subsidiary in Germany, Vringo Germany GmbH, for the purpose of innovating, developing, and monetizing mobile technology and intellectual property in Germany.

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

We are still a development stage company. From the inception of I/P (June 8, 2011) (“Inception”) to date, we have raised approximately $96,013,000. These amounts have been used to finance our operations, as until now, we have not yet generated any significant revenues. From Inception through March 31, 2013, we recorded losses of approximately $35,559,000 and net cash outflow from operations of approximately $20,868,000. Our average monthly cash burn rate from operations for the three month period ended March 31, 2013 was approximately $1,624,000.

Intellectual Property

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

Trial commenced on October 16, 2012, and the case was submitted to the jury on November 1, 2012. On November 6, 2012, the jury unanimously returned a verdict as follows: (i) I/P Engine had proven by a preponderance of the evidence that the Defendants infringed the asserted claims of the patents; and (ii) Defendants had not proven by clear and convincing evidence that the asserted claims of the patents are invalid by anticipation. The jury also found certain specific facts related to the ultimate question of whether the patents are invalid as obvious. Based on such facts, on November 20, 2012, the court issued a ruling that the patents-in-suit were not obvious. The jury found that reasonable royalty damages should be based on a "running royalty", and that the running royalty rate should be 3.5%. The jury also found that the following sums of money, if paid now in cash, would reasonably compensate I/P Engine for the Defendants past infringement: Google: $15,800,000, AOL: $7,943,000, IAC: $6,650,000, Gannett: $4,322, Target: $98,833. Motions by I/P Engine for awards of pre-judgment interest, post-judgment interest, and supplemental damages, and post-judgment royalties, are pending in U.S. District Court. I/P Engine and Defendants have filed appeals with the Court of Appeals for the Federal Circuit. The docket numbers are 13-1307 and 13-1311. The parties' filings are available on PACER.

On March 15, 2012, Google submitted a request to the USPTO for ex parte reexamination of U.S. Patent No. 6,314,420, one of the two patents-in-suit. The request was deposited on March 16, 2012 and was assigned Control No. 90/009,991. On July 18, 2012, the USPTO issued a determination ordering a reexamination. On September 25, 2012, the USPTO issued a first, non-final office action where it adopted the rejections proposed by Google. Our response was filed on November 26, 2012. Since then, we conducted an examiner interview and filed an Interview Summary on February 22, 2013. A final, appealable office action maintaining the rejections was mailed on May 3, 2013. We currently have until July 3, 2013 to file a response or a notice of appeal to the Patent Trial and Appeal Board.

On November 28, 2012, Google submitted a request to the USPTO for ex parte reexamination of U.S. Patent No. 6,775,664, the other of the two patents-in-suit. The request was assigned Control No. 90/012,722. On January 17, 2013, the USPTO issued a determination ordering a reexamination, but found that three of the prior art references identified by Google were not considered prior art to the 6,775,664 patent. In an effort to have those three prior art references considered in a reexamination request of U.S. Patent No. 6,775,664, Google filed a second reexamination request of that patent on February 8, 2013. On March 7, 2013, the USPTO issued a determination ordering a reexamination based on the three additional references. The reexamination was assigned Control No. 90/012,791. It is expected that the two reexaminations of U.S. Patent No. 6,775,664 will be merged into a single proceeding. Further action from the USPTO is thereafter expected, including either a Notice of Intent to Issue a Reexamination Certificate affirming the patentability of all subject claims or a First Non-Final Office Action.

To further realize the value of the patents acquired from Lycos, on January 31, 2013, I/P Engine filed an action asserting infringement of U.S. Patent Nos. 6,314,420 and 6,775,664 in the United States District Court, Southern District of New York, against Microsoft Corporation. The case number is 1:13 CV 688-JGK.

Infrastructure Patents

On August 9, 2012, we entered into a patent purchase agreement with Nokia Corporation ("Nokia"), pursuant to which Nokia sold us a portfolio consisting of over 500 patents and patent applications worldwide, including over 100 issued United States patents. We agreed to compensate Nokia with a cash payment and certain ongoing rights in revenues generated from the patent portfolio. The portfolio encompasses technologies relating to telecom infrastructure and handsets, including communication management, data and signal transmission, mobility management, radio resources management and services. Declarations have been filed by Nokia indicating that 31 of the 124 patent families acquired may be essential to wireless communications standards. Standards represented in the portfolio are commonly known as 2G, 2.5G, 3G and 4G and related technologies and include GSM, WCDMA, T63, T64, DECT, LTE, and SAE. The purchase price for the portfolio was $22,000,000, and in addition we capitalized acquisition costs of $548,000. To the extent that the gross revenue (as defined in the purchase agreement) generated by such portfolio exceeds $22,000,000, a royalty of 35% of such excess would be payable to Nokia. The $22,000,000 cash payment was made to Nokia on August 10, 2012. The purchase agreement provides that Nokia and its affiliates will retain a non-exclusive, worldwide and fully paid-up license (without the right to grant sublicenses) to the portfolio for the sole purpose of supplying (as defined in the purchase agreement) Nokia’s products. The purchase agreement also provides that if we bring a proceeding against Nokia or its affiliates within seven years, Nokia shall have the right to re-acquire the patent portfolio for a nominal amount. Further, if we either sell to a third party any assigned essential cellular patent, or more than a certain portion of the other assigned patents (other than in connection with a change of control of our company), or file an action against a telecom provider to enforce any of the assigned patents (other than in response to any specified action filed by a telecom provider against us or our affiliate) which action is not withdrawn after notice from Nokia, then we will be obligated to pay to Nokia a substantial impairment payment.

As one of the means of realizing the value of the patents on telecom infrastructure, our wholly-owned subsidiaries, Vringo Infrastructure, Inc. (“Vringo Infrastructure”) and Vringo Germany GmbH (“Vringo Germany”) have filed a number of suits in European jurisdictions alleging infringement of certain European patents.

On October 5, 2012, Vringo Infrastructure, filed a suit in the UK High Court of Justice, Chancery Division, Patents Court, alleging infringement of European Patents (UK) 1,212,919; 1,166,589; and 1,808,029. ZTE (UK) Ltd.’s formal response to the complaint was received on November 19, 2012 and included a counterclaim for invalidity of the patents in suit. Vringo Infrastructure responded to the defense on January 16, 2013. Vringo Infrastructure filed a further UK suit on December 3, 2012, alleging infringement of European Patents (UK) 1,221,212; 1,330,933; and 1,186,119. ZTE (UK) Ltd.’s response to this claim was received on February 27, 2013 and included a counterclaim for invalidity of the patents in suit. Vringo Infrastructure’s reply was filed on March 20, 2013. The UK complaints allege that ZTE’s cellular network elements fall within the scope of all six patents, and ZTE’s GSM/UMTS multi-mode wireless handsets also fall within the scope of at least the 1,808,029 patent. Declarations have been filed at the European Telecommunications and Standards Institute (ETSI) that cover all the patent applications from which the patents in suit are derived. A case management conference where among other matters, the schedule for the UK lawsuits will be set, is anticipated in the first week of June 2013.

Germany has a split-infringement system where patent infringement cases are heard in district courts of general jurisdiction and nullity cases (where the validity of patents is adjudicated) are heard in a different proceeding in the Federal Patents Court. Appeals from the district court and the Patents Court are heard by distinct appellate courts. The final appeals from those appeal courts are combined and heard together in German Federal Supreme Court. Infringement actions are typically decided by the trial court within 8 to 13 months. Nullity cases are typically decided by the trial court within 18 to 22 months. If the district court finds a patent infringed, absent specific factors, it will generally issue an injunction. Where there is a pending nullity action and the accused infringer has not sufficiently rebutted the asserted patent’s presumption of validity, the district court will generally issue an injunction upon payment of a security. Where the presumption of validity has been sufficiently rebutted, the district court will generally stay proceedings pending the outcome of the nullity case if infringement is established at trial.

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

On February 15, 2013, ZTE filed a nullity suit with respect to European Patent (DE) 1,212,919 in the Federal Court, Munich, Germany, alleging invalidity of the patent. Vringo’s responsive pleading is due on July 25, 2013. We anticipate a trial in the nullity suit to occur in the second half of 2014.

In November and December 2012, ZTE Corporation initiated invalidity proceedings in China against Chinese Patents ZL00806049.5; ZL 00812876.6; and ZL200480044232.1, the Chinese equivalents of European Patents 1,212,919; 1,166,589; and 1,808,029. Vringo Infrastructure has begun defending these actions by filing responses in January and February 2013. The oral hearing for ZL200480044232.1 occurred on April 10, 2013 and is still pending. An oral hearing for ZL00806049.5 occurred on May 9, 2013 and is still pending. A hearing for ZL00812876.6 has not yet been scheduled.

On March 29, 2013 Vringo Infrastructure, Inc., filed a patent infringement lawsuit in France against ZTE Corporation, China and its French subsidiary, ZTE France SASU, in the Tribunal de Grande Instance de Paris, alleging infringement of the French part of European Patents 1,186,119 and 1,221,212 by ZTE devices, which are believed to fall within the scope of these patents. Vringo Infrastructure filed the lawsuit based on particular information uncovered during a seizure to obtain evidence of infringement, known as a saisie-contrefaçon, which was executed at two of ZTE's facilities in France. The case has been filed with the tribunal de grande instance de Paris for it to allocate the case to a division of the 3rd chamber (specializing in IP matters). A first scheduling conference has not yet been set.

Mobile Social Applications

We have developed a platform for the distribution of mobile applications. We continue to develop this platform and integrate it with mobile operators and content providers. Our product, which encompasses a suite of mobile and PC-based tools, enables users to create, download and share video ringtones and provides our business partners with a consumer-friendly and easy-to-integrate monetization platform. The standard revenue model for our video ringtone service offered through the carriers is a subscription-based model where users pay a monthly fee for access to our service and additional fees for premium content. Our Vringo video ringtone mobile application also functions as a standalone direct-to-consumer offering. Our free version has been released as an advertisement-supported application on the Google Play marketplace and is available in markets where we have not entered into commercial arrangements with carriers or other partners. As of May 9, 2013, we have commercial video ringtone services with nine carriers and partners.

Our Facetones® social ringtone application generates social visual ringtone content automatically by aggregating and displaying a user’s friends’ pictures from social networks and then displaying the pictures as a video ringtone, as well as a video ringback tone. These ringtones do not replace, but rather enhance, standard ringtone and ringback tones with relevant, current social content that is visually displayed. The product is available to consumers on several operating systems, most notably Android and is delivered in various configurations, with a variety of monetization methods. As of March 31, 2013, the Facetones® app reached over 2,000,000 total downloads across all platforms. In Q1 2013, the Facetones® app generated over 15,000,000 mobile impressions. Facetones® is offered directly to consumers via leading mobile application stores and download sites where both freemium and ad-supported versions are available. Our revenue model is based on proceeds received from advertising networks, as well as from related development projects and potential payment of royalties. We have developed five separate versions of Facetones, including our most recent partnership with Nokia for the Asha Full Touch 311 devices.

Merger

The accompanying consolidated financial statements include the accounts of I/P, Legal Parent and their wholly-owned subsidiaries, and are presented in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements include the results of operations of I/P and subsidiaries for all periods presented, with the results of operations of the Legal Parent and its subsidiaries for the period from July 19, 2012 (the effective date of the Merger) through March 31, 2013. Moreover, common stock amounts presented for comparative periods differ from those previously presented by I/P, due to application of accounting requirements applicable to a reverse acquisition.

Stock Exchange

On April 18, 2013, we provided written notice to the NYSE MKT LLC that the Company intends to transfer the listing of the Company’s common stock and warrants from the NYSE MKT LLC to the NASDAQ Capital Market, and withdraw the listing and registration of the common stock and warrants from the NYSE MKT LLC. The common stock and the warrants have been authorized for listing on the NASDAQ Capital Market. Our common stock and warrants ceased trading on the NYSE MKT LLC at the close of business on April 29, 2013, and began trading on the NASDAQ Capital Market on April 30, 2013.

Our Strategy

We innovate, acquire, license and protect intellectual property worldwide. We continually strive to expand our portfolio of intellectual property both through acquisition and development. Our goal is to partner with inventors who own the rights to compelling technologies. As of today, we manage an intellectual property portfolio consisting of over 500 patents and patent applications, covering telecom infrastructure, internet search, and mobile technologies. These patents and patent applications have been developed internally and acquired from third parties. To date we have filed 24 patent applications and have three issued patents in the United States and one notice of allowance in Europe. We believe that licenses to certain of our patents will be of interest to other application developers, infrastructure providers and manufacturers, and hardware manufacturers.

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

We believe that our core technology and business relationships will allow us to distribute applications and services through mobile operators, handset makers, and application storefronts. Our video ringtone platform remains the primary source of revenues among our mobile products and we continue to develop business for this product with mobile operators and content providers. Our solution, which encompasses a suite of mobile and PC-based tools, enables users to create, download and share video ringtones and provides our business partners with a consumer-friendly and easy-to-integrate monetization platform. Our Vringo video ringtone mobile app also functions as a standalone direct-to-consumer offering. As of May 9, 2013, we have commercial video ringtone services with seven carriers and partners. Separately, we seek to continue to expand the distribution of our free, ad-supported, mobile application.

Revenue

Revenue from subscription services, software development and intellectual property is recognized if collection is probable, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and delivery of the service has been rendered. Revenues from non-refundable up-front fees are recognized according to the guidance in SAB Topic 13.A.3.f. As these up-front fees relate to the hosting of the service over a period of the contract, we recognize these up-front fees over the life time of the contract. According to ASU 2009-13, Revenue Recognition (Topic 605), we use management's best estimate of selling price for individual elements in multiple-element arrangements, where other sources of evidence are unavailable.

Cost of revenue

Cost of revenues mainly include the costs and expenses incurred in connection with our patent licensing and enforcement activities, contingent legal fees paid to external patent counsels, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third parties, the amortization of patent-related acquisition costs and of the acquired technology, the value to which was allocated upon consummation of the Merger. Cost of revenue also includes third party expenses directly related to providing our service in launched markets. Cost of revenue does not include expenses related to product development, integration and support, as these costs are included in research and development.

Research and development expenses

Research and development expenses consist primarily of the cost of our development and operations personnel, as well as of the cost of outsourced development, server and support activities needed to maintain our operations.

Marketing, general and administrative expenses

Marketing, general and administrative expenses include the cost of marketing, management and administrative personnel, public and investor relations, advertising, overhead/office cost and various professional fees, as well as insurance, depreciation and amortization.

Non-operating income (expenses)

Non-operating income (expenses) includes transaction gains (losses) from foreign exchange rate differences, interest on deposits, bank charges, as well as fair value adjustments of derivative liabilities on account of the Preferential Reload Warrants, Special Bridge Warrants, Series 1 Warrants and the Conversion Warrants. The value of such derivative liabilities is highly influenced by assumptions used in its valuation, as well as by the Company’s stock price at the period end (revaluation date).

Income taxes

Our effective tax rate differs from the statutory federal rate primarily due to differences between income and expense recognition prescribed by income tax regulations and generally accepted accounting principles. We utilize different methods and useful lives for depreciating and amortizing property and equipment and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. As part of the Merger purchase price allocation, we recorded a deferred tax liability in connection with the acquired technology. This deferred tax liability was offset by a deferred tax asset in the same amount. The deferred tax asset in respect of the remaining tax loss carryforwards has been offset by a valuation allowance as in our opinion it is more likely than not that the tax loss carryforwards will not be utilized in the foreseeable future. No valuation allowance has been provided for the deferred tax assets of the Israeli subsidiary, since as of March 31, 2013 they are more likely than not to be realized.

Our subsidiary in Israel generates net taxable income from services it provides to us. The subsidiary in Israel charges us for research, development, certain management and other services provided to us, plus a profit margin on such costs, which is currently 8%. In the zone where the production facilities of the subsidiary in Israel are located, the statutory tax rate is 12.5% in 2013 and expected to be 12.5% in 2014, and 12% in 2015 and thereafter.

Results of Operations

Three month period ended March 31, 2013 compared to the three month period ended March 31, 2012 and the development stage period (cumulative from Inception through March 31, 2013)

Revenue

	Three months ended March 31,			Cumulative from Inception through March 31,
	2013	2012	Change	2013
Revenue	$65,000	$—	$65,000	$434,000

During the three month period ended March 31, 2013, we recorded total revenues of $65,000, compared to $0 in the three month period ended March 31, 2012. The revenue recorded in the first quarter of 2013 consisted solely of subscription and content based revenue generated by legacy Vringo business, whereas the comparative figures refer to pre-Merger I/P.

From Inception through March 31, 2013, revenue amounted to $434,000. The recognized revenue consisted of: (i) subscription and content sales based revenue of $234,000, which represents legacy Vringo revenue from July 19, 2012, the date of the Merger, (ii) revenue from a development project with Nokia of $100,000, completed in 2012, and (iii) proceeds from partial settlement with AOL in the total amount of $100,000.

On November 6, 2012, we received a verdict in a patent infringement action against AOL, Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc. and Target Corporation (collectively, "Defendants") with respect to the Defendants' infringement of the asserted claims of U.S. Patent Nos. 6,314,420 and 6,775,664, and that Defendants had not proven by clear and convincing evidence that the asserted claims of the patents are invalid by anticipation. The jury also found certain specific facts related to the ultimate question of whether the patents are invalid as obvious. Based on such facts, on November 20, 2012, the U.S. District Court issued a ruling that the patents-in-suit were not invalid as obvious, and the clerk entered the Court's final judgment. The jury found that reasonable royalty damages should be based on a "running royalty", and that the running royalty rate should be 3.5%. The jury also found that the following sums of money, if paid now in cash, would reasonably compensate I/P Engine for the Defendants past infringement as follows: Google: $15,800,000, AOL: $7,943,000, IAC: $6,650,000, Gannett: $4,000 Target: $99,000. Motions by I/P Engine for awards of pre-judgment interest, post-judgment interest, and supplemental damages, and post-judgment royalties, are pending in U.S. District Court. I/P Engine and Defendants have filed notices of appeal with the Court of Appeals for the Federal Circuit.

On January 31, 2013, I/P Engine filed an action asserting infringement of the IPE Patents in the United States District Court, Southern District of New York, against Microsoft Corporation. As of March 31, 2013, we did not record any revenue related to this litigation, as timing of collection, if any, or the amounts due to it, cannot be determined.

We seek to generate revenue through licensing or litigation, when required, which may be resolved through a settlement or collection. We also intend to continue to expand our planned operations through acquisitions and monetization of additional patents, other intellectual property or operating business. In particular, following the incorporation of our subsidiary in Germany and the acquisition of a patent portfolio from Nokia, we intend to expand our intellectual property monetization efforts worldwide. In October and November 2012, we filed litigation against the UK and German subsidiaries of ZTE, respectively. In March 2013 we filed litigation against the French subsidiary of ZTE, with a goal of achieving a positive verdict or settlement, including, potentially, a licensing arrangement on terms beneficial to us. In addition, in January 2013, we filed an action asserting infringement of two of the patents acquired from Lycos, against Microsoft Corporation. In addition we expect to maintain a portion of our future revenues from mobile applications and services. We anticipate that our legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical.

Cost of revenue

	Three months ended March 31,			Cumulative from Inception through March 31,
	2013	2012	Change	2013
Cost of services provided	$27,000	$—	$27,000	$74,000
Amortization of intangibles	$1,255,000	$155,000	$1,100,000	$4,038,000
Operating legal	$5,399,000	$1,096,000	$4,303,000	$16,642,000
Total	$6,681,000	$1,251,000	$5,430,000	$20,754,000

During the three month period ended March 31, 2013, our cost of revenue was $6,681,000, which represents an increase of $5,430,000 (434%) from cost of revenue recorded for the three month period ended March 31, 2012. The increase in cost of revenue, compared to the first quarter of 2012, was mainly related to increased amortization expenses related to patents acquired ($839,000, compared to $155,000 in the first quarter of 2012), as well as due to amortization of acquired Vringo technology, the value to which was allocated upon consummation of the Merger ($416,000, compared to $0 in the first quarter of 2012). In addition, we incurred significant consulting and litigation costs, ($5,105,000, compared to $1,096,000 in the first quarter of 2012), mainly related to the recently commenced legal proceedings against ZTE, and non-cash, stock-based compensation costs ($294,000, compared to $0 in the first quarter of 2012). Finally, the increase of $27,000 in cost of revenue relates to cost of Vringo mobile products, recorded pursuant to the Merger with I/P.

From Inception through March 31, 2013, cost of revenue expenses amounted to $20,754,000. Of this amount, $74,000 was attributed to the cost of mobile services, $817,000 to non-cash, stock-based compensation expense, $1,179,000 was attributed to amortization of the acquired technology, $15,825,000 was attributed to operating legal expenses, mainly related to our patent litigations, and $2,859,000 was attributed to patent amortization.

We expect that our cost of revenue will increase over time, as we diversify the portfolio of our products and increase our intellectual property. With the goal of monetizing our intellectual property, we intend to commence a new licensing and litigation campaigns which are expected to be costly.

Research and development

	Three months ended March 31,			Cumulative from Inception through March 31,
	2013	2012	Change	2013
Research and development	$826,000	$—	$826,000	$2,566,000

During the three month period ended March 31, 2013, our research and development expense amounted to $826,000. This is primarily comprised of: (i) development team cost of $467,000, and (ii) related non cash, stock-based compensation cost of $243,000. These expenses mainly relate to post-Merger cost of the legacy Vringo research and development center in Israel.

From Inception through March 31, 2013, research and development expenses, in the total amount of $2,566,000, recorded following the Merger with I/P, consist primarily of the cost of our development team of $1,277,000 and related stock-based compensation cost $934,000.

We anticipate that research and development costs incurred in connection with our core mobile services may decrease over time. In particular, in March 2013, we reduced research and development personnel. In addition, we now focus our efforts towards finding new technologies and local intellectual property. We expect that following the above-mentioned reorganization, should we seek to introduce new products, or new business opportunities, such as a merger or acquisition relating to our technology, our research and development costs would be expected to increase.

Marketing, general and administrative

	Three months ended March 31,			Cumulative from Inception through March 31,
	2013	2012	Change	2013
Marketing, general and administrative	$4,137,000	$616,000	$3,521,000	$16,207,000

During the three month period ended March 31, 2013, marketing, general and administrative expenses increased by $3,521,000 (or 572%), to $4,137,000, from $616,000 recorded during the three month period ended March 31, 2012. Marketing, general and administrative expenses increased mostly due to an increase in payroll expense ($671,000, compared to $141,000 recorded in the first quarter of 2012), as well as due to an increase in stock-based compensation expense ($2,557,000, compared to $84,000 recorded in the first quarter of 2012), and increased corporate legal expenses ($134,000, compared to $58,000 recorded in the first quarter of 2012), offset by a decrease in merger and acquisition expenses ($12, compared to $172,000 recorded in the first quarter of 2012).

From Inception through March 31, 2013, marketing, general and administrative expenses amounted to $16,207,000. Of that amount, $2,473,000 was attributed to salaries and related expenses, $9,904,000 was attributed to non-cash stock-based compensation, $297,000 was attributed to merger and acquisition activity and $1,899,000 was attributed to various professional fees.

We expect our marketing, general and administrative expenses to increase, as our expenses will incorporate full costs of the new management, on a post-Merger basis, as well as increased administration, rent, office, accounting, legal and insurance costs. New merger and acquisition opportunities, should such arise, may also significantly increase our marketing, general and administrative costs.

Non-operating income (expense), net

	Three months ended March 31,			Cumulative from Inception through March 31,
	2013	2012	Change	2013
Non-operating income (expense), net	$(369,000)	$(4,000)	$(365,000)	$3,605,000

Following the Merger, our non-operating income (expenses), net, included mainly the impact of changes in fair value of derivative warrants, the fair value of which is highly affected by our share price at the measurement date. Consequently, during the three month period ended March 31, 2013, we recorded an expense of $376,000 due to the increase of our share price, compared to the share price at December 31, 2012.

We expect that our non-operating income (expenses), net, will remain highly volatile, as we may choose to fund our operations through additional financing. In particular, non-operating income (expenses) will be affected by the adjustments to fair value of our derivative instruments. Fair value of these derivative instruments depends on variety of assumptions, such as estimations regarding volatility, triggering of down-round protection and estimated future share price. An estimated increase in the price of our common stock increases the value of the warrants and thus results in a loss on our statement of operations. In addition, increase in estimated probability of a down-round protection, increases the value of the warrants and again results in a loss on our statement of operations. Also see Notes 4 and 7 to the accompanying financial statements.

Income tax expense

	Three months ended March 31,			Cumulative from Inception through March 31,
	2013	2012	Change	2013
Income tax expense	$16,000	$—	$16,000	$71,000

During the three month ended March 31, 2013, we recorded income tax expense in the total amount of $16,000, compared to $0 recorded in the three month period ended March 31, 2012. In general, current taxes on income are mainly due to taxable profits generated by our subsidiary in Israel, as a result of the intercompany cost plus agreement between us and the subsidiary in Israel, whereby the subsidiary in Israel performs development and other services for us and is reimbursed for its expenses plus 8% profit. For financial statements purposes, these profits are eliminated upon consolidation.

As of December 31, 2012, the Legal Parent and I/P had approximately $55,728,000 in aggregate total net tax loss carryforwards ("NOL") for U.S. federal state and local purposes expiring 20 years from the respective tax years to which they relate (beginning with 2006 for the Legal Parent and 2011 for I/P). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, in accordance with Internal Revenue Code, Section 382, our initial public offering, financing activities, as well as the Merger, may significantly limit our ability to utilize such NOL’s and credit carryforwards. We are currently in the process of completing a full Section 382 study that will allow us to determine the amounts we will be able to utilize for tax purposes in the future.

We file our tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. Vringo has open tax assessments for the years 2009 through 2012. As of March 31, 2013, all tax assessments for I/P are still open. The Israeli subsidiary files its income tax returns in Israel. As of March 31, 2013, the Israeli subsidiary has open tax assessments for the years 2009 through 2012.

As part of the Merger purchase price allocation, we recorded a deferred tax liability in connection with the acquired technology (see also Note 5 to the accompanying financial statements). This deferred tax liability was offset by a deferred tax asset in the same amount. The deferred tax asset in respect of the remaining tax loss carryforwards has been offset by a valuation allowance as in our opinion it is more likely than not that the tax loss carryforwards will not be utilized in the foreseeable future. No valuation allowance has been provided for the deferred tax assets of the Israeli subsidiary since as of March 31, 2013, they are more likely than not to be realized.

We expect that our tax expense in Israel to decrease in 2013, as the scope of services provided to us is expected to decrease, mainly due to reduction in operating and support personnel, which is expected to take effect in the second quarter of 2013. We also expect our income tax expenses in the U.S. to increase in 2013, partially due to the potential increase in revenues, as well as due to increase in local taxes influenced by the increased equity and our total assets.

Liquidity and Capital Resources

As of March 31, 2013, we had a cash balance of $49,128,000 and $48,528,000 in net working capital. The decrease of $7,832,000 in our cash balance from December 31, 2012, was mainly due to $3,120,000 invested in commercial paper (classified as short-term investments) and net cash used by us in our business operations, in the total amount of approximately $4,872,000, offset by $174,000 received from the exercise of options and warrants.

During the three month period ended March 31, 2013, 94,147 warrants to purchase an aggregate of 94,147 shares of our common stock, at an exercise price of $1.76 per share, were exercised by our warrant holders, pursuant to which we received an additional $165,000. In addition, 533,562 options and RSUs, collectively, to purchase 533,562 shares of our common stock, issued to employees, directors and management, were exercised. As a result, we received an additional $9,000.

As of May 8, 2013, we had approximately $49,298,000 in cash, cash equivalents and short-term investments. Based on current operating plans, we expect to have sufficient funds for at least the next twelve months. In addition, we may choose to raise additional funds in connection with potential acquisitions of patent portfolios or other intellectual property assets that we may pursue. There can be no assurance, however, that any such opportunities will materialize.

Cash flows

	Three months ended March 31,			Cumulative from Inception through March 31,
	2013	2012	Change	2013
Net cash used in operating activities	$(4,872,000)	$(1,227,000)	$(3,645,000)	$(20,868,000)
Net cash used in investing activities	$(3,140,000)	$(5,000)	$(3,135,000)	$(26,021,000)
Net cash provided by financing activities	$174,000	$—	$174,000	$96,013,000

Operating activities

During the three month periods ended March 31, 2013 and 2012, net cash used in operating activities totaled $4,872,000 and $1,227,000, respectively. The $3,645,000 increase in net cash used in operating activities was mainly due to increased litigation costs, as well as an increase in our in-house staff, hired since the Merger in July 19, 2012.

We expect our net cash used in operating activities to increase due to further development of our business, development of our products and enhancement of our intellectual property. As we move towards greater revenue generation, we expect that these amounts will be offset over time by collection of revenue.

Investing activities

During the three month periods ended March 31, 2013 and 2012, net cash used in investing activities totaled $3,140,000 and $5,000, respectively. The increase in cash used in investing activities, in the total amount of $3,135,000, was primarily due to the investment in commercial paper classified as short-term investments, in the total amount of $3,120,000. Fixed asset purchases during the three month period ended March 31, 2013, amounted to $28,000 compared to $5,000 for the three month period ended March 31, 2012, mainly due to post-Merger relocation of our headquarters.

We expect that net cash used in investing activities will increase as we intend to continue to acquire additional intellectual property assets and invest surplus cash, according to our investment policy.

Financing activities

 During the three month period ended March 31, 2013, net cash provided by financing activities totaled $174,000, which relates to funds received from the exercise of warrants and options in the total amount of $165,000 and $9,000, respectively. No cash was used, nor provided, in/by financing activities in the three month period ended March 31, 2012.

A significant portion of our issued and outstanding warrants are currently “in the money” and the shares of common stock underlying such warrants held by non-affiliates are freely tradable, with the potential of up to $19,127,937 of additional incoming funds. We may choose to raise additional funds in connection with any acquisition of patent portfolios or other intellectual property assets that we may pursue. There can be no assurance, however, that any such opportunity will materialize, and moreover, any such financing would likely be dilutive to our current stockholders.

Future operations

We are currently pursuing several potential strategic partners and have identified patent portfolios, other intellectual property assets and operating businesses that we may wish to acquire. In addition, we are continuing to explore further opportunities for strategic business alliances. However, there can be no assurance that any such opportunities will be consummated.

Off-Balance Sheet Arrangements

On October 8, 2012, our subsidiary filed a patent infringement lawsuit against a subsidiary of ZTE Corporation in the United Kingdom. Should we be deemed the losing party in any of our applications to the court in the UK, we may be held responsible for a substantial percentage of the defendant’s legal fees for the relevant application or for the litigation. As a result, we placed a guarantee of approximately $2,900,000 to ensure this contingent liability. However, should we be successful on any court applications or the entire litigation, ZTE would be responsible for a substantial percentage of our legal fees. In addition, we expect that additional guarantee placements may be necessary in connection with additional proceedings in Europe.

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

In addition, at March 31, 2013, our purchase price allocation is still provisional, as existing estimations are subject to change, in certain future events. See also Note 5 to the accompanying financial statements.

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

Valuation of Financial Instruments

On July 19, 2012, the date of the Merger, Vringo’s outstanding warrants included: (i) 148,390 Special Bridge Warrants, at an exercise price of $0.94, with an expected remaining term of 2.44 years; (ii) 101,445 Conversion Warrants, at an exercise price of $0.94, with an expected remaining term of 2.44 years; (iii) 887,330 Preferential Reload Warrants, at an exercise price of $1.76, with an expected remaining term of 4.55 years; and (iv) 814,408 non-Preferential Reload Warrants, at an exercise price of $1.76, with an expected remaining term of 4.55 years. During the three month period ended March 31, 2013, none of these warrants were exercised. Following the Merger and through December 31, 2012, 169,520 non-Preferential Reload Warrants and 726,721 Preferential Reload Warrants were exercised.

As part of the Merger, on July 19, 2012, we issued to I/P’s stockholders 8,299,116 warrants at an exercise price of $1.76 and expected term of 5 years (“Series 1 Warrant”). These warrants bear down-round protection clauses, as a result, they were classified as a long-term derivative liability and recorded at fair value. In addition, I/P’s stockholders received another 7,660,722 warrants at an exercise price of $1.76 and expected term of 5 years (“Series 2 Warrant”). As these warrants do not have down-round protection clauses, they were classified as equity. During the three month period ended March 31, 2013, 48,957 Series 1 Warrants and 45,190 Series 2 Warrants were exercised. Following the Merger and through December 31, 2012, 4,655,099 Series 1 Warrants and 1,280,870 Series 2 Warrants were exercised. The following table represents the assumptions, valuation models and inputs used, as of March 31, 2013:

	Valuation	Unobservable
Description	Technique	Inputs	Range
Special Bridge Warrants, Conversion Warrants,	Black-Scholes-Merton and the Monte-Carlo models	Volatility	56.48% – 58.10%
Preferential Reload Warrants and the Series 1 Warrants		Risk free interest rate	0.25% – 0.60%
		Expected term, in years	1.75 – 4.30
		Dividend yield	0%
		Probability and timing of down-round triggering event	15% occurrence in December 2013

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

These option pricing models utilize various inputs and assumptions, which are highly subjective. Had we made different assumptions about the risk-free interest rate, volatility, or the estimated time that the options will be outstanding before they are ultimately exercised, the recorded expense, our net loss and net loss per share amounts could have been significantly different. Had we used different assumptions, our results may have been significantly different.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As part of the Merger purchase price allocation, we recorded a deferred tax liability in connection with the acquired technology (see also Note 5 to the accompanying financial statements). This deferred tax liability was offset by a deferred tax asset in the same amount. The deferred tax asset in respect of the remaining tax loss carryforwards has been offset by a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate U.S. taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance.

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

Not required as we are a smaller reporting company.

Item 4.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective for the reasons set forth below.

Changes in Internal Controls

As of December 31, 2012, our management has identified a material weakness in our disclosure controls and procedures relating to insufficient controls in connection with valuation and accounting for equity, debt and derivative instruments. In January 2013, we have added an additional member to our accounting department and in addition enhanced our proficiency of the professional literature on these subjects and broadened external oversight. As a result of these steps we have remediated the material weakness in our disclosure controls and procedures.

Part II— OTHER INFORMATION

Item 1. Legal Proceedings.

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

Motions by I/P Engine for awards of pre-judgment interest, post-judgment interest, and supplemental damages, and post-judgment royalties, are pending in U.S. District Court. I/P Engine and Defendants have filed appeals with the Court of Appeals for the Federal Circuit. The docket numbers are 13-1307 and 13-1311. The parties' filings are available on PACER.

On March 15, 2012, Google submitted a request to the USPTO for ex parte reexamination of U.S. Patent No. 6,314,420, one of the two patents-in-suit. The request was deposited on March 16, 2012 and was assigned Control No. 90/009,991. On July 18, 2012, the USPTO issued a determination ordering a reexamination. On September 25, 2012, the USPTO issued a first, non-final office action where it adopted the rejections proposed by Google. Our response was filed on November 26, 2012. Since then, we conducted an examiner interview and filed an Interview Summary on February 22, 2013. A final, appealable office action maintaining the rejections was mailed on May 3, 2013. We currently have until July 3, 2013 to file a response or a notice of appeal to the Patent Trial and Appeal Board.

On November 28, 2012, Google submitted a request to the USPTO for ex parte reexamination of U.S. Patent No. 6,775,664, the other of the two patents-in-suit. The request was assigned Control No. 90/012,722. On January 17, 2013, the USPTO issued a determination ordering a reexamination, but found that three of the prior art references identified by Google were not considered prior art to the 6,775,664 patent. In an effort to have those three prior art references considered in a reexamination request of U.S. Patent No. 6,775,664, Google filed a second reexamination request of that patent on February 8, 2013. On March 7, 2013, the USPTO issued a determination ordering a reexamination based on the three additional references. The reexamination was assigned Control No. 90/012,791. It is expected that the two reexaminations of U.S. Patent No. 6,775,664 will be merged into a single proceeding. Further action from the USPTO is thereafter expected, including either a Notice of Intent to Issue a Reexamination Certificate affirming the patentability of all subject claims or a First Non-Final Office Action.

To further realize the value of the patents acquired from Lycos, on January 31, 2013, I/P Engine filed an action asserting infringement of U.S. Patent Nos. 6,314,420 and 6,775,664 in the United States District Court, Southern District of New York, against Microsoft Corporation. The case number is 1:13 CV 688-JGK.

Infrastructure Patents

On August 9, 2012, we entered into a patent purchase agreement with Nokia Corporation ("Nokia"), pursuant to which Nokia agreed to and did sell us a portfolio consisting of over 500 patents and patent applications worldwide, including over 100 issued United States patents. We agreed to compensate Nokia with a cash payment and certain ongoing rights in revenues generated from the patent portfolio. The portfolio encompasses technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. Declarations have been filed by Nokia indicating that thirty-one of the 124 patent families acquired may be essential to wireless communications standards. Standards represented in the portfolio are commonly known as 2G, 2.5G, 3G and 4G and related technologies and include GSM, WCDMA, T63, T64, DECT, LTE, and SAE. The purchase price for the portfolio was $22,000,000, and in addition we capitalized acquisition costs of $548,000. To the extent that the gross revenue (as defined in the purchase agreement) generated by such portfolio exceeds $22,000,000, a royalty of 35% of such excess would be payable to Nokia. The $22,000,000 cash payment was made to Nokia on August 10, 2012. The purchase agreement provides that Nokia and its affiliates will retain a non-exclusive, worldwide and fully paid-up license (without the right to grant sublicenses) to the portfolio for the sole purpose of supplying (as defined in the purchase agreement) Nokia’s products. The purchase agreement also provides that if we bring a proceeding against Nokia or its affiliates within seven years, Nokia shall have the right to re-acquire the patent portfolio for a nominal amount. Further, if we either sell to a third party any assigned essential cellular patent, or more than a certain portion of the other assigned patents (other than in connection with a change of control of our company), or file an action against a telecom provider to enforce any of the assigned patents (other than in response to any specified action filed by a telecom provider against us or our affiliate) which action is not withdrawn after notice from Nokia, then we will be obligated to pay to Nokia a substantial impairment payment.

As one of the means of realizing the value of the patents on telecom infrastructure, our wholly-owned subsidiaries, Vringo Infrastructure, Inc. (“Vringo Infrastructure”) and Vringo Germany GmbH (“Vringo Germany”) have filed a number of suits in European jurisdictions alleging infringement of certain European patents.

On October 5, 2012, Vringo Infrastructure, filed a suit in the UK High Court of Justice, Chancery Division, Patents Court, alleging infringement of European Patents (UK) 1,212,919; 1,166,589; and 1,808,029. ZTE (UK) Ltd.’s formal response to the complaint was received on November 19, 2012 and included a counterclaim for invalidity of the patents in suit. Vringo Infrastructure responded to the defense on January 16, 2013. Vringo Infrastructure filed a further UK suit on December 3, 2012, alleging infringement of European Patents (UK) 1,221,212; 1,330,933; and 1,186,119. ZTE (UK) Ltd.’s response to this claim was received on February 27, 2013 and included a counterclaim for invalidity of the patents in suit. Vringo Infrastructure’s reply was filed on March 20, 2013. The UK complaints allege that ZTE’s cellular network elements fall within the scope of all six patents, and ZTE’s GSM/UMTS multi-mode wireless handsets also fall within the scope of at least the 1,808,029 patent. Declarations have been filed at the European Telecommunications and Standards Institute (ETSI) that cover all the patent applications from which the patents in suit are derived. A case management conference where among other matters, the schedule for the UK lawsuits will be set, is anticipated in the first week of June 2013.

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

In November and December 2012, ZTE Corporation initiated invalidity proceedings in China against Chinese Patents ZL00806049.5; ZL 00812876.6; and ZL200480044232.1, the Chinese equivalents of European Patents 1,212,919; 1,166,589; and 1,808,029. Vringo Infrastructure has begun defending these actions by filing responses in January and February 2013. The oral hearing for ZL200480044232.1 occurred on April 10, 2013 and is still pending. An oral hearing for ZL00806049.5, occurred on May 9, 2013 and is still pending. A hearing for ZL00812876.6 has not yet been scheduled.

On March 29, 2013 Vringo Infrastructure, Inc., filed a patent infringement lawsuit in France against ZTE Corporation, China and its French subsidiary, ZTE France SASU, in the Tribunal de Grande Instance de Paris, alleging infringement of the French part of European Patents 1,186,119 and 1,221,212 by ZTE devices, which are believed to fall within the scope of these patents. Vringo Infrastructure filed the lawsuit based on particular information uncovered during a seizure to obtain evidence of infringement, known as a saisie-contrefaçon, which was executed at two of ZTE's facilities in France. The case has been filed with the tribunal de grande instance de Paris for it to allocate the case to a division of the 3rd chamber (specializing in IP matters). A first scheduling conference has not yet been set.

Item 1A. Risk Factors.

The risk factors set forth below update the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition to the risk factors below, you should carefully consider the other risks highlighted elsewhere in this report or in our other filings with the Securities and Exchange Commission, which could materially affect our business, financial position and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial position and results of operations.

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

While we believe that the patents we own are being infringed by certain major online search engines and communications companies, there is a risk that a court will find the patents invalid, not infringed or unenforceable and/or that the U.S. Patent Office (USPTO) will either invalidate the patents or materially narrow the scope of their claims during the course of a reexamination. In addition, even with a positive trial court verdict, the patents may be invalidated, found not infringed or rendered unenforceable on appeal. This risk may occur either presently or from time to time in connection with future litigations we may bring. If this were to occur, it would have a material adverse effect on the viability of our company and our operations.

We believe that companies infringe our patents, but recognize that obtaining and collecting a judgment against such companies may be difficult or impossible. Patent litigation is inherently risky and the outcome is uncertain. Some of the parties we believe infringe on our patents are large and well-financed companies with substantially greater resources than ours. We believe that these parties would devote a substantial amount of resources in an attempt to avoid or limit a finding that they are liable for infringing our patents or, in the event liability is found, to avoid or limit the amount of associated damages. In addition, there is a risk that these parties may file reexaminations or other proceedings with the USPTO or other government agencies in an attempt to invalidate, narrow the scope or render unenforceable the patents we own.

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

In addition, it is difficult in general to predict the outcome of patent enforcement litigation at the trial or appellate level. There is a higher rate of appeals in patent enforcement litigation than standard business litigation. The defendants in any patent action we bring in the United States, including without limitation in the I/P Engine v. AOL et al. matter have filed an appeal to the Court of Appeals to the Federal Circuit and eventually may do so in the United States Supreme Court. Such appeals are expensive and time-consuming, and the outcomes of such appeals are sometimes unpredictable, resulting in increased costs and reduced or delayed revenue.

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

Our subsidiaries, Vringo Infrastructure Inc. (“Vringo Infrastructure”) and Vringo Germany GmbH (“Vringo Germany”), have commenced legal proceedings against ZTE (UK) Ltd., ZTE Corporation, ZTE Deutschland GmbH, and ZTE France SASU (collectively “ZTE”), and expect such litigation to be time-consuming and costly, which may adversely affect our financial position and our ability to operate our business

To license or otherwise monetize the patent assets we acquired from Nokia, Vringo Infrastructure and Vringo Germany have commenced legal proceedings against ZTE, pursuant to which, Vringo Infrastructure and Vringo Germany allege that ZTE infringe certain of Vringo Infrastructure and/or Vringo Germany’s patents. The defendant’s parent company is much larger than us and has substantially more resources, which could make our litigation efforts more difficult.

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

Further, should we be deemed the losing party in any of our applications to the Court in the UK litigation or for the entire litigation, we may be held responsible for a substantial percentage of the defendant’s legal fees for the relevant application or for the litigation. These fees may be substantial. To date, ZTE has asserted that its anticipated fees in defending the UK litigation may be approximately $2,900,000. In Germany, the amount of fees payable by a losing party is determined based on one of four possible statutory levels of “value in dispute.” The value is dispute is only very loosely correlated to the actual value of any potential final settlement or license. Under the current statute, our risk is capped at €735,000 were the court to determine that the value in dispute is at the highest tier under law. In France, should we be deemed to be the losing party, it is more likely than not that we will be ordered to pay a contribution to ZTE’s attorney and expert fees. The court in France will make an assessment of winning party’s costs during the course of the proceeding on the merits, and at its discretion order the losing party to pay a portion of those costs, typically between 40-60%. As of today, we cannot estimate our potential future liability. However, should we be successful on any court applications or the entire litigation, ZTE would be responsible for a substantial percentage of our legal fees.

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

Should our warrants outstanding as of May 8, 2013, be exercised, there would be an additional 18,764,114 shares of common stock eligible for trading in the public market. In addition, we currently have incentive equity instruments outstanding to purchase 15,282,983 shares of our common stock granted to our management, employees, directors and consultants. Certain options granted to officers, directors and certain key employees are subject to acceleration of vesting of up to 100% (according to the agreement signed with each grantee), upon a subsequent change of control. Certain options that are outstanding have exercise prices that are below, and in some cases significantly below, recent market prices. Such securities, if exercised, will increase the number of issued and outstanding shares of common stock. Therefore, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. The average weighted exercise price of all currently outstanding warrants and options, as of May 8, 2013, is $3.19 per share.

Future sales of our shares of common stock by our stockholders could cause the market price of our common stock to drop significantly, even if our business is otherwise performing well.

As of May 8, 2013, we had 82,749,093 shares of common stock issued and outstanding, excluding shares of common stock issuable upon exercise of warrants, options or restricted stock units (“RSUs”). As shares saleable under Rule 144 are sold or as restrictions on resale lapse, the market price of our common stock could drop significantly, if the holders of restricted shares sell them, or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well.

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

Some of our applications are compatible with various mobile operating systems including Android, Blackberry, Sony Ericsson, Symbian, Apple’s iOS, Java, and Windows Mobile operating systems. While Windows Mobile, Blackberry and Android do not support video ringtones natively, our development team has enabled our application to work on many devices which utilize these operating systems. The user base for the video ringtone service is spread out amongst a number of smartphone and feature phone operating systems, with applications on each aforementioned operating system representing less than 5% of the total subscribers to our video ringtone platform. Our Facetones® platform, which represented less than 5% of our revenue for the three month period ended March 31, 2013, is heavily reliant upon our Android devices users. Currently, over 96% of our Facetones® users utilize the Android operating system. In addition, our commercial agreement with ZTE is solely reliant on our ability to maintain our support for the Android operating system. Since these operating systems do not support our applications natively, any significant changes to these operating systems by their respective developers may prevent our application from working properly or at all on these systems. If we are unable to maintain our application on these operating systems or on any other operating systems, users of these operating systems will not be able to use our application, which could adversely affect our business and results of operations.

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

In order for us to raise capital privately through equity or equity-linked transactions, stockholder approval is required to enable us to issue more than 19.99% of our outstanding shares of common stock pursuant to the rules and regulations of the NASDAQ Capital Market. Should stockholders not approve such issuances, one means to raise capital would be through debt, which could have a material adverse effect on our balance sheet and overall financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1†	Employment Agreement, dated February 13, 2013, by and between Vringo and Andrew D. Perlman (incorporated by reference from our Annual Report on Form 10-K filed on March 21, 2013)

10.2†	Employment Agreement, dated February 13, 2013, by and between Vringo and Alexander R. Berger (incorporated by reference from our Annual Report on Form 10-K filed on March 21, 2013)

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1***	The following information from Vringo’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL: (i) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2013, three month period ended March 31, 2012 and the period from inception of I/P (June 8, 2011) through March 31, 2012; (ii) Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012; (iii) Unaudited Consolidated Statements of Stockholders’ Equity as of March 31, 2013; (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and the Period from June 8, 2011 (inception) to March 31, 2012; and (v) Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.

†	Indicates management compensatory plan, contract or arrangement.
*	Filed herewith.
**	Furnished herein.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May, 2013.

VRINGO, INC.

By:	/S/ Ellen Cohl
Ellen Cohl
Chief Financial Officer
(Principal Financial Officer)

