Form 10-Q
period 2013-06-30
Vringo Inc
filed 2013-08-08
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 5, 2013, 83,161,328 shares of the registrant’s common stock were outstanding.

VRINGO, INC.

Part I — FINANCIAL INFORMATION

Item 1.     Financial Statements

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2013	December 31, 2012
Current assets
Cash and cash equivalents	$43,188	$56,960
Short-term investments	3,120	—
Accounts receivable	137	151
Prepaid expenses and other current assets	261	318

Total current assets	46,706	57,429

Long-term deposit	46	54
Property and equipment, at cost, net of $99 and $47 accumulated depreciation and amortization, as of June 30, 2013 and December 31, 2012, respectively	273	294
Intangible assets, net	31,629	34,044
Goodwill	65,965	65,965

Total assets	$144,619	$157,786

Current liabilities
Accounts payable and accrued expenses	$2,949	$1,444
Accrued employee compensation	320	398

Total current liabilities	3,269	1,842

Long-term liabilities
Derivative liabilities on account of warrants	5,655	7,612

Commitments and contingencies

Stockholders’ equity
Series A Convertible Preferred stock, $0.01 par value per share; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share 150,000,000 authorized; 82,957,670 and 81,889,226 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	830	819
Additional paid-in capital	181,364	171,108
Deficit accumulated during the development stage	(46,499)	(23,595)

Total stockholders’ equity	135,695	148,332

Total liabilities and stockholders’ equity	$144,619	$157,786

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,		Cumulative from Inception to June 30,
	2013	2012	2013	2012	2013
Revenue	$1,161	$—	$1,226	$—	$1,595

Costs and Expenses*
Cost of revenue	6,151	1,309	12,832	2,560	26,905
Research and development	584	—	1,410	—	3,150
Marketing, general and administrative	3,868	529	8,005	1,145	20,075
Total operating expenses	10,603	1,838	22,247	3,705	50,130
Operating loss	(9,442)	(1,838)	(21,021)	(3,705)	(48,535)

Non-operating income	29	—	47	—	83
Non-operating expense	(34)	(3)	(46)	(7)	(72)
Gain (loss) on revaluation of derivative warrants	(1,491)	—	(1,866)	—	4,981
Issuance of warrants	—	—	—	—	(2,883)
Loss before taxes on income	(10,938)	(1,841)	(22,886)	(3,712)	(46,426)
Income tax expense	(2)	—	(18)	—	(73)

Net loss	(10,940)	(1,841)	(22,904)	(3,712)	(46,499)
Basic net loss per common share	(0.13)	(0.13)	(0.28)	(0.27)	(1.11)
Diluted net loss per common share	$(0.13)	$(0.13)	$(0.28)	$(0.27)	$(1.14)

Weighted average number of shares used in computing net loss per common share:
Basic:	82,739,447	14,700,170	82,552,710	13,844,037	41,709,963
Diluted:	82,739,447	14,700,170	82,552,710	13,844,037	43,125,201

* Includes stock-based compensation expense, as follows:
Cost of revenue	$301	$—	$596	$—	$1,118
Research and development	194	—	436	—	1,127
Marketing, general and administrative	2,527	85	5,084	169	12,432
	$3,022	$85	$6,116	$169	$14,677

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common stock	Additional paid-in capital	Deficit accumulated during the development stage	Total
Balance as of June 8, 2011 (Inception)	—	—	—	—
Issuance of shares of common stock	170	4,975	—	5,145
Stock-based compensation	*—	474	—	474
Net loss for the period	—	—	(2,754)	(2,754)
Balance as of December 31, 2011	170	5,449	(2,754)	2,865
Conversion of Series A Preferred Convertible Preferred stock, classified as mezzanine equity	8	68	—	76
Stock-based compensation, including grant of shares to consultants	3	8,084	—	8,087
Recording of equity instruments upon Merger, net of fair value of issued warrants $21,954 and issuance cost of $463	152	54,809	—	54,961
Issuance of warrants	—	2,883	—	2,883
Conversion of Series A Preferred Convertible Preferred stock, classified as equity	201	(201)	—	—
Exercise of warrants	76	22,856	—	22,932
Exercise of stock options	8	501	—	509
Issuance of shares in connection with a financing round, net of issuance cost of $52	96	31,052	—	31,148
Shares issued for acquisition of patents	2	748		750
Issuance of shares in connection with a financing round, net of issuance cost of $39	103	44,859	—	44,962
Net loss for the year	—	—	(20,841)	(20,841)
Balance as of December 31, 2012	819	171,108	(23,595)	148,332
Exercise of stock options and vesting of RSUs	10	143	—	153
Exercise of warrants	1	249	—	250
Conversion of derivative warrants into equity warrants	—	3,748	—	3,748
Stock-based compensation	—	6,116	—	6,116
Net loss for the period	—	—	(22,904)	(22,904)
Balance as of June 30, 2013	830	181,364	(46,499)	135,695

* Represents amounts less than $1.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,		Cumulative from Inception to June 30,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(22,904)	$(3,712)	$(46,499)
Adjustments to reconcile net cash flows used in operating activities:
Items not affecting cash flows
Depreciation and amortization	2,567	313	5,397
Change in deferred tax assets and liabilities	—	—	(58)
Stock-based compensation	6,116	169	14,677
Issuance of warrants	—	—	2,883
Assignment of patents	(100)	—	(100)
Increase (decrease) in fair value of warrants	1,866	—	(4,981)
Exchange rate losses	4	—	12
Changes in current assets and liabilities
Decrease (increase) in receivables, prepaid expenses and other current assets	73	7	(161)
Increase in payables and accruals	1,412	593	1,868
Net cash used in operating activities	(10,966)	(2,630)	(26,962)
Cash flows from investing activities
Acquisition of property and equipment	(31)	(11)	(248)
Deposit in short-term investments	(3,120)	—	(3,120)
Acquisition of patents	—	—	(25,944)
Decrease (increase) in deposits	8	—	(38)
Cash acquired as part of acquisition of Vringo (1)	—	—	3,326
Net cash used in investing activities	$(3,143)	$(11)	$(26,024)

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,		Cumulative from Inception to June 30,
	2013	2012	2013
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost of $52	$—	$—	$31,148
Proceeds from issuance of common stock, net of issuance cost of $39	—	—	44,962
Proceeds from issuance (repayment) of note payable—related party	—	—	—
Proceeds from issuance of preferred stock	—	—	1,800
Proceeds from issuance of common stock	—	—	5,145
Exercise of stock options and RSUs	153	—	662
Exercise of warrants	174	—	12,449
Net cash provided by financing activities	327	—	96,166
Effect of exchange rate changes on cash and cash equivalents	10	—	8
Increase (decrease) in cash and cash equivalents	(13,772)	(2,641)	43,188
Cash and cash equivalents at beginning of period	56,960	5,212	—
Cash and cash equivalents at end of period	$43,188	$2,571	$43,188
Supplemental disclosure of cash flows information
Interest paid	$—	$4	$17
Income taxes paid	3	—	10
Non-cash investing and financing transactions
Conversion of Series A preferred stock to common stock shares	—	39	39
Exercise of derivative warrants	76	—	10,733
Non cash acquisition of patents through issuance of common stock shares	—	—	750
Conversion of derivative warrants into equity warrants	3,748	—	3,748
Conversion of Series A Convertible Preferred stock, classified as mezzanine equity, into common stock, prior to the Merger	—	—	76
Conversion of Series A Convertible Preferred stock, classified as mezzanine equity, into common stock, upon Merger	—	—	1,724
Conversion of Series A Convertible Preferred stock, classified as equity, into common stock, post-Merger	—	—	201

(1) Cash acquired as part of acquisition of Vringo
Working capital (excluding cash and cash equivalents)	$740
Long term deposit	(8)
Fixed assets, net	(124)
Goodwill	(65,965)
Technology	(10,133)
Fair value of Legal Parent’s shares of common stock and vested $0.01 options	58,211
Fair value of warrants and vested stock options	17,443
Long-term liabilities	3,162

$3,326

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for share and per share data)

Note 1. General

Vringo, Inc., together with its consolidated subsidiaries (the “Company”), is engaged in the development and monetization of intellectual property worldwide. The Company's intellectual property portfolio consists of over 500 patents and patent applications covering telecom infrastructure, internet search and mobile technologies. The Company’s patents and patent applications have been developed internally and acquired from third parties. The Company operates a global platform for the distribution of mobile social applications and services it develops.

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

Immediately following the Merger, approximately 67.61% of the combined company was owned by I/P stockholders on a fully diluted basis, and as a result of this and other factors, I/P was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Accordingly, the Company’s financial statements for periods prior to the Merger reflect the historical results of I/P and not Legal Parent’s historical results prior to the Merger, and the Company’s financial statements for all periods from July 19, 2012 reflect the results of the combined company. Unless specifically noted otherwise, as used throughout these consolidated financial statements, the term “Company” refers to the combined company after the Merger and the business of I/P before the Merger. The terms I/P and Vringo or Legal Parent refer to such entities’ standalone businesses prior to the Merger.

Note 2. Significant Accounting and Reporting Policies

(a) Basis of presentation

The accompanying consolidated financial statements include the accounts of the Legal Parent, I/P and their wholly-owned subsidiaries, and are presented in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2012 included in the Company's Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements include the results of operations of I/P and its subsidiaries for all periods presented, with the results of operations of the Legal Parent and its subsidiaries for the period from July 19, 2012 (the effective date of the Merger). Moreover, equity amounts, as well as net loss per common share, presented for comparative periods differ from those previously presented by I/P, due to application of accounting requirements applicable to a reverse acquisition.

(b) Development stage enterprise

The Company’s principal activities to date have been focused on development and enforcement of its intellectual property, and on the research and development of its products. To date, the Company has not generated significant revenues from its principal operations. Accordingly, the Company’s financial statements are presented as those of a development stage enterprise.

(c) Translation into U.S. dollars

 The Company conducts significant transactions in foreign currencies, which are recorded at the exchange rate as of the transaction date. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected as non-operating income or expense in the statement of operations, as they arise.

(d) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include valuation of assets assumed and liabilities incurred as part of the Merger, useful lives of the Company’s tangible and intangible assets, valuation of its October 2012 Warrants (as such term is defined below) and derivative warrants, valuation of its stock-based compensation, deferred tax assets and liabilities, income tax uncertainties and other contingencies.

(e) Cash and cash equivalents

The Company invests its cash in commercial paper, money market deposits and money market funds with financial institutions. The Company has established guidelines relating to diversification and maturities of its investments, in order to minimize credit risk and maintain high liquidity of funds. All highly liquid investments with original maturities of three months or less are considered cash equivalents.

(f) Short-term investments

Short-term investment consists of investment in commercial paper with an original maturity of twelve months or less. The Company has the ability and intent to hold its current investment in short-term commercial paper until maturity; therefore, it classified such investments as “held-to-maturity”. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts on debt securities are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in non-operating income (expense). Dividend and interest income are recognized when earned.

(g) Revenue recognition

Revenue from patent licensing and enforcement, subscription services and software development is recognized if collection is probable, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and delivery of the service has been rendered. The Company uses management's best estimate of selling price for individual elements in multiple-element arrangements, where other sources of evidence are unavailable.

(h) Cost of revenue

Cost of revenue mainly includes expenses incurred in connection with the Company’s patent enforcement activities, such as legal fees, consulting costs, patent maintenance and other related expenses, as well as the amortization of acquired patents and technology. Legal costs incurred in connection with ongoing litigation are expensed as incurred. Cost of revenue also includes expenses directly related to providing mobile services in launched markets. In addition, these costs include royalty fees for content sales and amortization of prepaid content licenses. Cost of revenue does not include expenses related to product development, integration or support, as these are included in research and development expenses.

(i) Net loss per share data

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s derivative warrants. The table below presents the computation of basic and diluted net losses per common share for the periods presented:

					Cumulative
					from Inception
	Three months ended June 30,		Six months ended June 30,		to June 30,
	2013	2012	2013	2012	2013
Basic Numerator:
Net loss attributable to shares of common stock	$(10,940)	$(1,841)	$(22,904)	$(3,712)	$(46,499)
Basic Denominator:
Weighted average number of shares of common stock outstanding during the period	82,625,295	14,700,170	82,406,883	13,844,037	41,596,664
Weighted average number of penny stock options	114,152	—	145,827	—	113,299
Basic common stock shares outstanding	82,739,447	14,700,170	82,552,710	13,844,037	41,709,963
Basic net loss per common stock share	$(0.13)	$(0.13)	$(0.28)	$(0.27)	$(1.11)

Diluted Numerator:
Net loss attributable to shares of common stock	$(10,940)	$(1,841)	$(22,904)	$(3,712)	$(46,499)
Increase in net loss attributable to Series 1 warrants	—	—	—	—	(2,482)
Increase in net loss attributable to Preferential Reload warrants	—	—	—	—	(135)
Increase in net loss attributable to Conversion warrants	—	—	—	—	(68)
Increase in net loss attributable to Special Bridge warrants	—	—	—	—	(100)
Diluted net loss attributable to shares of common stock:	$(10,940)	$(1,841)	$(22,904)	$(3,712)	$(49,284)

Diluted Denominator:
Weighted average number of shares of common stock outstanding during the period	82,739,447	14,700,170	82,552,710	13,844,037	41,709,963
Weighted average number of Series 1 warrants outstanding during the period	—	—	—	—	1,223,067
Weighted average number of Preferential Reload warrants outstanding during the period	—	—	—	—	75,197
Weighted average number of Conversion warrants outstanding during the period	—	—	—	—	47,497
Weighted average number of Special Bridge warrants outstanding during the period	—	—	—	—	69,477
Diluted common stock shares outstanding	82,739,447	14,700,170	82,552,710	13,844,037	43,125,201
Diluted net loss per common stock share	$(0.13)	$(0.13)	$(0.28)	$(0.27)	$(1.14)
Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as of June 30, as they had an anti-dilutive impact:
Both vested and unvested options at $0.96-$5.50 exercise price, to purchase an equal number of shares of common stock of the Company	11,805,940	—	11,805,940	—	11,805,940
Unvested $0.01 options to purchase an equal number of shares of common stock of the Company	2,375	—	2,375	—	2,375
Unvested Restricted Stock Units (“RSU”) to issue an equal number of shares of common stock of the Company	2,815,794	—	2,815,794	—	2,815,794
Common stock shares granted, but not yet vested	61,478	2,826,390	61,478	2,826,390	61,478
Warrants to purchase an equal number of shares of common stock of the Company	18,764,114	754,400	18,764,114	754,400	15,224,692
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share:	33,449,701	3,580,790	33,449,701	3,580,790	29,910,279

(j) Reclassification

Certain comparative amounts were reclassified to conform to the Company’s post-Merger presentation.

Note 3. Intangible Assets

	As of June 30, 2013	As of December 31, 2012	Weighted average amortization period (years)
Acquired technology (see Note 5)	$10,133	$10,133	6.0
Patents	26,794	26,694	8.5
Total	36,927	36,827

Less: accumulated amortization	(5,298)	(2,783)
	$31,629	$34,044

In June 2011, the Company’s subsidiary acquired patents from Lycos, Inc. The gross carrying amount of those patents is comprised of the original purchase price of $3,200 and $196 of associated patent acquisition costs.

In August 2012, the Company purchased from Nokia Corporation a portfolio consisting of various patents and patent applications. The portfolio encompasses a broad range of technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. The total consideration paid for the portfolio was $22,000. In addition, the Company capitalized certain costs related to the acquisition of patents in the total amount of $548. Under the terms of the purchase agreement, to the extent that the gross revenue generated by such portfolio exceeds $22,000, the Company is obligated to pay a royalty of 35% of such excess. The Company has not recorded any amounts in respect of this contingent consideration as both the amounts of future potential revenue, if any, and the timing of such revenue cannot be reliably established.

In October 2012, the Company’s subsidiary entered into an additional patent purchase agreement. As partial consideration, the Company issued 160,600 shares of common stock to the seller with the fair value of $750. In addition, under the terms of the purchase agreement, 20% of the gross revenue collected will be payable to the seller as a royalty. The Company has not recorded any amounts in respect of this contingent consideration as both the amounts of future potential revenue, if any, and the timing of such revenue cannot be reliably established.

During the three and six month periods ended June 30, 2013, the Company recorded amortization expense of $1,260 and $2,515, respectively. During the three and six month periods ended June 30, 2012, the Company recorded amortization expense of $156 and $311, respectively. During the period from June 8, 2011 (“Inception”) through June 30, 2013, total amortization expense of $5,298 was recorded. Estimated amortization expense for each of the five succeeding years, based upon intangible assets owned at June 30, 2013 is as follows:

Period ending December 31,	Amount
2013 (six months ending December 31, 2013)	$2,489
2014	5,009
2015	5,009
2016	4,618
2017 and thereafter	14,504
$31,629

Note 4. Fair Value Measurements

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

The Company measures its derivative liabilities at fair value. The Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and the majority of Series 1 Warrants (as they are defined in Note 6) are classified within Level 3 because they are valued using the Black-Scholes-Merton and the Monte-Carlo models (as all of these warrants include down-round protection clauses), which utilize significant inputs that are unobservable in the market.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, aggregated by the level in the fair-value hierarchy within which those measurements fall:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
Derivative liabilities on account of warrants	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
Liabilities as of June 30, 2013	$5,655	—	—	$5,655

Liabilities as of December 31, 2012	$7,612	—	—	$7,612

In addition to the above, the Company’s financial instruments at June 30, 2013 and December 31, 2012 consisted of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and long term deposits. The carrying amounts of all the aforementioned financial instruments approximate fair value. The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) during the period from Inception through June 30, 2013:

Level 3
Balance at Inception	$—
Balance at December 31, 2011	—
Derivative warrants issued to I/P’s shareholders in connection with the Merger, July 19, 2012	21,954
Fair value of derivative warrants issued by Legal Parent (see Note 5)	3,162
Fair value adjustment, prior to exercise of warrants, included in statement of operations	156
Exercise of derivative warrants	(10,657)
Fair value adjustment at end of period, included in statement of operations	(7,003)
Balance at December 31, 2012	7,612
Net impact of removal of down-round clause in Series 1 Warrant (see Note 6)	(2,174)
Fair value adjustment, prior to exercise of warrants, included in statement of operations	(25)
Exercise of derivative warrants	(76)
Fair value adjustment at end of period, included in statement of operations	318
Balance at June 30, 2013	$5,655

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative liability on account of Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and Series 1 Warrants (as defined in Note 6) fall within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

Description	Valuation technique	Unobservable inputs	Range
		Volatility	51.34% – 57.19%
		Risk free interest rate	0.3% – 1.08%
Special Bridge Warrants, Conversion Warrants, Preferential	Black-Scholes-Merton and the	Expected term, in years	1.50 – 4.05
Reload Warrants and the Series 1 Warrants	Monte-Carlo models	Dividend yield	0%
		Probability and timing of down-round triggering event	15% occurrence in December 2013

Sensitivity of Level 3 measurements to changes in significant unobservable inputs

The inputs to estimate the fair value of the Company’s derivative warrant liability are the current market price of the Company’s shares of common stock, the exercise price of the warrant, its remaining expected term, the volatility of the Company’s common stock market price, the Company’s estimations regarding the probability and timing of a down-round protection triggering event and the risk-free interest rate. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement. Generally, a positive change in the market price of the Company’s shares of common stock, and an increase in the volatility of the Company’s shares of common stock, or an increase in the remaining term of the warrant, or an increase of a probability of a down-round triggering event would each result in a directionally similar change in the estimated fair value of the Company’s warrants and thus an increase in the associated liability and vice-versa. An increase in the risk-free interest rate or a decrease in the positive differential between the warrant’s exercise price and the market price of the Company’s shares of common stock would result in a decrease in the estimated fair value measurement of the warrants and thus a decrease in the associated liability. The Company has not, nor plans to, declare dividends on its shares of common stock, and thus, there is no change in the estimated fair value of the warrants due to the dividend assumption.

Note 5. Business Combination

On July 19, 2012, I/P consummated the Merger with the Legal Parent, as also described in Note 1. The consideration consisted of various equity instruments, including: shares of common stock, preferred stock, options and warrants. The purpose of the Merger was to increase the combined company’s intellectual property portfolio and array of products, to gain access to capital markets, and for other reasons. Upon completion of the Merger, (i) all then outstanding 6,169,661 common stock shares of I/P, par value $0.0001 per share, were exchanged for 18,617,569, shares of the Company’s common stock, par value $0.01 per share, and (ii) all then outstanding shares of Series A Convertible Preferred Stock of I/P, par value $0.0001 per share, were exchanged for 6,673 shares of the Legal Parent’s Series A Convertible Preferred Stock, par value $0.01 per share, which shares were convertible into 20,136,445 shares of common stock of the Legal Parent. In addition, the Legal Parent issued to the holders of I/P capital stock an aggregate of 15,959,838 warrants to purchase an aggregate of 15,959,838 shares of the Company’s common stock with an exercise price of $1.76 per share. The Company recorded such warrants as a derivative long-term liability in the total amount of $21,954. In addition, all outstanding and unexercised options to purchase I/P common stock, whether vested or unvested, were converted into 41,178 options to purchase the Company’s common stock. Immediately following the completion of the Merger, the former stockholders of I/P owned approximately 55.04% of the outstanding common stock of the combined company (or 67.61% of the outstanding shares of the Company’s common stock, calculated on a fully diluted basis), and the Legal Parent’s stockholders prior to the Merger owned approximately 44.96% of the outstanding common stock of the combined company (or 32.39% of the outstanding shares of its common stock calculated on a fully diluted basis). For accounting purposes, I/P was identified as the accounting “acquirer”, as it is defined in FASB Topic ASC 805. The total purchase price of $75,654 was allocated to the assets acquired and liabilities assumed of the Legal Parent. Registration and issuance cost, in the total amount of $463, was recorded against the additional paid-in capital.

Allocation of purchase price
Current assets, net of current liabilities	$2,586
Long-term deposit	8
Property and equipment	124
Technology	10,133
Goodwill	65,965
Total assets acquired, net	78,816

Fair value of outstanding warrants granted by Legal Parent prior to the Merger, classified as a long-term derivative liability	(3,162)
Total liabilities assumed, net	(3,162)

75,654
Measurement of consideration:
Fair value of vested stock options granted to employees, management and consultants, classified as equity	7,364
Fair value of outstanding warrants granted by the Legal Parent prior to the Merger, classified as equity	10,079
Fair value of Vringo shares of common stock and vested $0.01 options granted to employees, management and consultants	58,211
Total estimated purchase price	$75,654

The fair values of the identified intangible assets were estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The goodwill recognized as a result of the acquisition is primarily attributable to the value of the workforce and other intangible asset arising as a result of operational synergies, products, and similar factors which could not be separately identified. The useful life of the intangible assets for amortization purposes was determined considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive economic or other factors that may limit the useful life of intangible assets. Goodwill recognized is not deductible for income tax purposes. Had the acquisition taken place on Inception, the revenue in the consolidated statement of operations and the consolidated net loss would have been as follows:

	Cumulative from Inception to June 30, 2013		Six month period ended June 30, 2012		Three month period ended June 30, 2012
	Revenue	Net Loss	Revenue	Net Loss	Revenue	Net Loss
Total amount	$2,235	$(64,914)	$206	$(15,369)	$100	$(7,430)

The pro forma adjustment consists of amortization of acquired technology. The amortization, net, for the period from Inception through June 30, 2013 would have been $1,853. The amortization for the three and six month period ended June 30, 2012 would have been $422 and $844, respectively. The above pro forma disclosure excludes the possible impact of valuation of equity and derivative instruments valued in connection with the Merger.

Note 6. Stockholders’ Equity

Pre-Merger common stock share amounts and balance sheet disclosures were retrospectively restated to reflect Vringo’s equity instruments after the Merger.

(a) Common Stock

The following table summarizes information about the Company's issued and outstanding common stock from Inception through June 30, 2013:

Shares of common stock
Balance as of June 8, 2011 (Inception)	—
Grant of shares at less than fair value to officers, directors and consultants	8,768,014
Issuance of shares of common stock	8,204,963
Balance as of December 31, 2011	16,972,977
Conversion of Series A Preferred Convertible Preferred stock, classified as mezzanine equity	890,192
Grant of shares to consultants	265,000
Legal Parent’s shares of common stock, recorded upon Merger	15,206,118
Exercise of 250,000 warrants, issued and exercised prior to the Merger	754,400
Post-Merger exercise of warrants	6,832,150
Exercise of stock options and RSUs	726,346
Conversion of Series A Preferred Convertible Preferred stock, classified as equity	20,136,445
Issuance of shares of common stock in connection with $31,148 received in a private financing round, net of issuance cost of $52	9,600,000
Issuance of shares of common stock in connection with $44,962 received in a private financing round, net of issuance cost of $39	10,344,998
Shares issued for acquisition of patents, see Note 3	160,600
Balance as of December 31, 2012	81,889,226
Exercise of warrants	99,147
Exercise of stock options and vesting of RSUs	969,297
Balance as of June 30, 2013	82,957,670

(b) Equity Incentive Plan

In August 2011, I/P adopted its 2011 Equity and Performance Incentive Plan (the “I/P 2011 Plan”). The I/P 2011 Plan provided for the issuance of stock options and restricted stock to the Company’s directors, employees and consultants. Terminated, expired or forfeited grants may be reissued under the I/P 2011 Plan. The number of shares available under I/P 2011 Plan was subject to adjustments for certain changes. Following the Merger with the Legal Parent, the I/P 2011 Plan was assumed by the Company.

On July 19, 2012, following the Merger with the Legal Parent, the Company’s stockholders approved the 2012 Employee, Director and Consultant Equity Incentive Plan (“2012 Plan”), replacing the existing 2006 Stock Option Plan of the Legal Parent, and the remaining 9,100,000 authorized shares thereunder were cancelled. The Company’s 2012 Plan was approved in order to ensure full compliance with legal and tax requirements under U.S. law. The number of shares subject to the 2012 Plan is the sum of: (i) 15,600,000 shares of common stock, which constitutes 6,500,000 new shares and 9,100,000 previously authorized but unissued shares under the 2006 Stock Option Plan and (ii) any shares of common stock that are represented by awards granted under the Legal Parent’s 2006 Stock Option Plan that are forfeited, expired or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company, or the equivalent of such number of shares after the administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the 2012 Plan; provided, however, that no more than 3,200,000 shares shall be added to the 2012 Plan. As of June 30, 2013, 3,604,218 shares were available for future grants under the 2012 Plan.

(c) Stock options and RSUs

The following table illustrates the common stock options granted for the six month period ended June 30, 2013:

Title	Grant date	No. of options	Exercise price	Share price at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
						Volatility	61.93%-70.51%
Management, Directors and	January-May 2013	3,065,833	$2.85-$3.24	$2.85-$3.24	Over 0.67-3 years	Risk free interest rate	0.85%-2.06%
Employees *						Expected term, in years	5.71-10.00
						Dividend yield	0.00%
						Volatility	63.87%-69.6%
Consultants *	January-June 2013	132,500	$2.90-$3.30	$2.90-$3.30	Over 0-2.5 years	Risk free interest rate	1.86%-2.71%
						Remaining expected term, in years	9.75-10
						Dividend yield	0.00%

The following table illustrates the RSUs granted for the six month period ended June 30, 2013:

Title	Grant date	No. of RSUs	Exercise price	Share price at grant date	Vesting terms
Management, directors and employees *	February-May 2013	656,250	—	$2.95-$3.18	Over 0.67-3 years
Consultants *	January 2013	33,000	—	$3.26	Over 0.75 years

* Certain options granted to officers, directors and certain key employees are subject to acceleration of vesting of 75% - 100% (according to the agreement signed with each optionee), upon a subsequent change of control.

The following table summarizes information about stock option and RSU activity for the six month period ended June 30, 2013:

	RSUs		Options
	No. of RSUs	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding at January 1, 2013	3,125,000	$3.72	9,149,105	$3.33	$0.01 – $5.50	$2.57
Granted	689,250	$3.17	3,198,333	$3.14	$2.85 – $3.30	$2.23
Exercised	(790,330)	$3.62	(178,967)	$0.85	$0.01 – $3.00	$3.23
Forfeited	(208,126)	$3.72	(232,404)	$3.54	$0.01 – $5.50	$2.28
Expired	—	—	(19,375)	$3.59	$3.33 – $5.50	$2.40
Outstanding at June 30, 2013	2,815,794	$3.61	11,916,692	$3.31	$0.01 – $5.50	$2.47
Exercisable at June 30, 2013	—	—	5,706,237	$3.19	$0.01 – $5.50

For the three month periods ended June 30, 2013 and 2012, the Company recorded a stock-based compensation expense of $3,022 and $85, respectively. For the six month periods ended June 30, 2013 and 2012, the Company recorded stock-based compensation expense of $6,116 and $169, respectively. Cumulative from Inception through June 30, 2013, the Company has recorded stock-based compensation expense of $14,677.

The Company cumulatively did not create tax benefits related to its stock-based compensation due to a full valuation allowance.

(d) Warrants

The following table summarizes information about warrant activity for the six month period ended June 30, 2013:

	No. of warrants	Weighted average exercise price	Exercise price range
Outstanding at January 1, 2013	18,863,261	$3.11	$0.94 – $5.06
Granted	—	—	—
Exercised	(99,147)	$1.76	$1.76
Outstanding at June 30, 2013	18,764,114	$3.12	$0.94 – $5.06

The Company’s outstanding warrants consisted of the following:

(1) Series 1 and Series 2 Warrants

As part of the Merger, on July 19, 2012, the Legal Parent issued to I/P’s stockholders 8,299,116 warrants at an exercise price of $1.76 per share and contractual term of 5 years (“Series 1 Warrant”). These warrants bear down-round protection clauses and as a result, they were initially classified as a long-term derivative liability and recorded at fair value. In addition, I/P’s stockholders received another 7,660,722 warrants at an exercise price of $1.76 per share and contractual term of 5 years (“Series 2 Warrant”). As the Series 2 Warrants do not have down-round protection clauses, they were classified as equity.

As part of the issuance of October 2012 Warrants, the down-round protection clause in 2,173,852 then outstanding Series 1 Warrants was removed. The overall impact of the removal of the down-round warrant protection, which was not material, was recorded during the three month period ended June 30, 2013. As a result, the Company recorded an additional non-operating expense of $1,574 and re-classified $3,748 from derivative liabilities on account of warrants to stockholders’ equity.

During the six month period ended June 30, 2013, 53,957 Series 1 Warrants and 45,190 Series 2 Warrants were exercised. From Inception and through June 30, 2013, 4,709,056 Series 1 Warrants and 1,326,060 Series 2 Warrants were exercised.

(2) Conversion Warrants, Special Bridge Warrants and Reload Warrants

On July 19, 2012, the date of the Merger, Legal Parent’s outstanding warrants included: (i) 148,390 derivative warrants, at an exercise price of $0.94 per share, with a remaining contractual term of 2.44 years (the “Special Bridge Warrants”); (ii) 101,445 derivative warrants, at an exercise price of $0.94 per share, with a remaining contractual term of 2.44 years (the “Conversion Warrants”); (iii) 887,330 derivative warrants, at an exercise price of $1.76 per share, with a remaining contractual term of 4.55 years (the “Preferential Reload Warrants”); and (iv) 814,408 warrants, classified as equity, at an exercise price of $1.76 per share, with a remaining contractual term of 4.55 years (the “non-Preferential Reload Warrants”). During the six month period ended June 30, 2013, none of these warrants were exercised. From Inception and through June 30, 2013, 169,520 non-Preferential Reload Warrants and 726,721 Preferential Reload Warrants were exercised.

(3) Initial Public Offering Warrants

Upon completion of its initial public offering, the Legal Parent issued 4,784,000 warrants at an exercise price of $5.06 per share. These warrants are publicly traded and are exercisable until June 21, 2015, at an exercise price of $5.06 per share. As of June 30, 2013, all of these warrants were outstanding and classified as equity instruments.

(4) October 2012 Warrants

On October 12, 2012, the Company entered into an agreement with certain of its warrant holders, pursuant to which, on October 23 and 24, 2012, the holders exercised in cash 3,721,062 of their outstanding warrants, with an exercise price of $1.76 per share. In exchange, the Company granted such warrant holders unregistered warrants of the Company to purchase an aggregate of 3,000,000 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $5.06 per share (the “October 2012 Warrants”). The contractual life of these warrants is 2.66 years and because such warrants do not bear any down-round protection clauses they were classified as equity instruments. October 2012 Warrants were valued using the following assumptions: volatility: 68.1%, share price: $3.50-$3.77, risk free interest rate: 0.724% and dividend yield: 0%. The fair value of warrants issued in exchange for the exercise of the Company’s derivative warrants was accounted for as an inducement, therefore an amount of $2,883, was recorded as a non-operating expense. As of June 30, 2013, all October 2012 Warrants were outstanding.

Note 7. Revenue from Settlement and Licensing Agreement

On May 30, 2013, Company’s subsidiary entered into a settlement and license agreement with Microsoft Corporation to resolve its patent litigation pending in the U.S. District Court for the Southern District of New York (I/P Engine, Inc. v. Microsoft Corporation, Case No. 1:13-cv-00688 (SDNY)). According to the agreement, Microsoft Corporation paid the Company $1,000 and agreed to pay 5% of any future amount Google pays for its use of the patents acquired from Lycos. The parties also agreed to a limitation on Microsoft Corporation's total liability, which would not impact the Company unless the amounts received from Google substantially exceed the judgment previously awarded. In addition, the parties also entered into a patent assignment agreement, pursuant to which Microsoft Corporation assigned six patents to I/P Engine. The assigned patents relate to telecommunications, data management, and other technology areas.

Note 8. Commitments and Contingencies

(a)	Litigation and legal proceedings

The Company retains the services of professional service providers, including law firms that specialize in intellectual property licensing, enforcement and patent law. These service providers are often retained on an hourly, monthly, project, contingent or a blended fee basis. In contingency fee arrangements, a portion of the legal fee is based on predetermined milestones or the Company’s actual collection of funds. The Company accrues contingent fees when it is probable that the milestones will be achieved and the fees can be reasonably estimated.

From October 2012 through June 30, 2013, the Company’s subsidiaries filed patent infringement lawsuits against the subsidiaries of ZTE Corporation in the United Kingdom, France, Germany, and Australia. In most jurisdictions, an unsuccessful plaintiff may be required to pay a portion of the other party’s legal fees. Pursuant to negotiation with ZTE’s United Kingdom subsidiary, the Company placed two guarantees, in November 2012 and May 2013, to ensure payment should a liability by Vringo Infrastructure arise as a result of the two cases it filed. Defendants estimated the total possible liability to be no more than $2,900 for each case.

In addition, the Company may be required to grant additional guarantees, as necessary, in connection with its commenced proceedings against ZTE Corporation and its subsidiaries in Europe and Australia. It should be noted, however, that if the Company were successful on any court applications or the entirety of any litigation, ZTE Corporation would be responsible for a substantial portion of the Company’s legal fees.

(b)	Leases

The Company has entered into various operating lease agreements. Rent expense, which is primarily for our office spaces, for the six month periods ended June 30, 2013 and 2012, was $107 and $22, respectively. Rent expense for the three month periods ended June 30, 2013 and 2012 was $63 and $14, respectively. The cumulative expense for the period from Inception until June 30, 2013, was $238.

Future minimum lease payments under non-cancelable operating leases for office space, as of June 30, 2013, are as follows:

Period ending December 31,	Amount
2013 (six months ending December 31, 2013)	$121
2014	199
2015	124
2016	5
$449

Note 9. Risks and Uncertainties

(a)	New legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, could negatively affect the Company’s current business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect the Company’s ability to assert its patent or other intellectual property rights.

(b)	As part of the Company’s ongoing legal proceedings, the validity and/or enforceability of its patents is often challenged in a court or an administrative proceeding, as it is almost universal practice for the defendant in a patent litigation to seek to challenge the validity of the patent asserted in the same or a parallel proceeding and/or in an administrative proceedings before the relevant jurisdiction’s patent office. Currently, several of the Company’s patents are being challenged in several jurisdictions.

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

We were incorporated in Delaware on January 9, 2006 and commenced operations during the first quarter of 2006. In March 2006, we formed a wholly-owned subsidiary, Vringo (Israel) Ltd., for the primary purpose of providing research and development services. On July 19, 2012, Innovate/Protect, Inc., (“I/P”) merged with us through an exchange of equity instruments of I/P for those of Vringo. The Merger was accounted for as a reverse acquisition under which I/P was considered the accounting acquirer of Vringo. As such, the financial statements of I/P are treated as the historical financial statements of the combined company, with the results of Vringo included from July 19, 2012.

Our business strives to develop, acquire, license and protect innovation worldwide. Our attempts currently are focused on identification, acquisition and generation of economic benefits of intellectual property assets. We plan to continue to further expand our portfolio of intellectual property assets through acquisition and internal development of new technologies. We intend to monetize our rights in innovative technologies through a variety of value enhancing initiatives, including, but not limited to:

•	licensing,

•	strategic partnerships, and

•	litigation.

We are a development stage company. From the inception of I/P on June 8, 2011 (“Inception”) to date, we have raised approximately $96,166,000. These amounts have been used to finance our operations, as until now, we have not yet generated any significant revenues. From Inception through June 30, 2013, we recorded losses of approximately $46,499,000 and net cash used in operations was approximately $26,962,000. Our average monthly use of cash from operations for the six month period ended June 30, 2013 was approximately $1,828,000. This is not necessarily indicative of the future use of Company’s working capital.

Intellectual Property

Search Patents

Upon Inception in June 2011, I/P acquired its initial patent assets from Lycos, Inc (“Lycos”) through its wholly-owned subsidiary, I/P Engine, Inc. Such assets were comprised of eight patents relating to information filtering and search technologies. As one means of realizing the value of the patents acquired from Lycos, on September 15, 2011, I/P initiated (through its wholly-owned subsidiary I/P Engine) litigation in the United States District Court, Eastern District of Virginia, against AOL Inc. (“AOL”), Google, Inc. (“Google”), IAC Search & Media, Inc. (“IAC”), Gannett Company, Inc. (“Gannett”), and Target Corporation (“Target”) (collectively, the “Defendants”) for infringement regarding two of the patents acquired from Lycos (U.S. Patent Nos. 6,314,420 and 6,775,664) (collectively the “Patents”). The case number is 2:11 CV 512-RAJ/FBS. The court docket for the case, including the parties’ briefs, is publicly available on the Public Access to Court Electronic Records website (“PACER”), www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts.

Trial commenced on October 16, 2012, and the case was submitted to the jury on November 1, 2012. On November 6, 2012, the jury unanimously returned a verdict as follows: (i) I/P Engine had proven by a preponderance of the evidence that the Defendants infringed the asserted claims of the patents; and (ii) Defendants had not proven by clear and convincing evidence that the asserted claims of the patents are invalid by anticipation. The jury also found certain specific facts related to the ultimate question of whether the patents are invalid as obvious. Based on such facts, on November 20, 2012, the court issued a ruling that the patents-in-suit were not obvious. The jury found that reasonable royalty damages should be based on a "running royalty", and that the running royalty rate should be 3.5%. The jury also found that the following sums of money, if paid now in cash, would reasonably compensate I/P Engine for the Defendants past infringement: Google: $15,800,000, AOL: $7,943,000, IAC: $6,650,000, Gannett: $4,322, Target: $98,833. On August 1, 2013, the District Court found that I/P Engine is entitled to supplemental damages from October 1, 2012 to November 20, 2012, in an amount to be determined; prejudgment interest from September 15, 2011 to November 20, 2012 in an amount to be determined; and post-judgment interest for Defendants' infringement in an amount to be determined. I/P Engine's motion for an award of post-judgment royalties is pending in the District Court. Motions by I/P Engine for awards of pre-judgment interest, post-judgment interest, supplemental damages, and post-judgment royalties are pending in U.S. District Court. I/P Engine and Defendants have filed appeals with the Court of Appeals for the Federal Circuit. The docket numbers for the appealable cases are 13-1307 and 13-1311. The parties' filings are available on PACER.

As part of our ongoing legal proceedings, the validity and/or enforceability of the patents is often challenged in a court or an administrative proceeding, as it is almost universal practice for the defendant in a patent litigation to seek to challenge the validity of the patent asserted in the same or parallel proceeding and/or in an administrative proceedings before the relevant patent office. Currently, several of our patents are being challenged in several jurisdictions.

On March 15, 2012, Google submitted a request to the USPTO for ex parte reexamination of certain claims of U.S. Patent No. 6,314,420, which we now successfully defended. On July 18, 2012, the USPTO issued a determination ordering a reexamination. On September 25, 2012, the USPTO issued a first, non-final office action where it adopted the rejections proposed by Google. Our response was filed on November 26, 2012. A final, appealable office action maintaining the rejections was mailed on May 3, 2013. An interview was held with the Examiner and on July 3, 2013 we filed a response. On July 24, 2013, the USPTO issued a notice that it will issue a certificate confirming that all of the claims in the '420 patent challenged by Google remain valid and unchanged.

On November 20, 2012, Google submitted a request to the USPTO for ex parte reexamination of certain claims of U.S. Patent No. 6,775,664 based on four prior art references. On January 17, 2013, the USPTO ordered reexamination based on only one of the four references submitted by Google. On February 8, 2013, Google filed a second request for reexamination based on the three references not adopted by the USPTO in the first proceeding. On March 7, 2013, the USPTO ordered a second reexamination proceeding. On May 10, 2013, the USPTO issued a first, non-final office action in the first reexamination. On June 13, 2013, the USPTO decided to merge the two reexamination proceedings. On June 25, 2013, the May 10, 2013 office action was rescinded and a new non-final office action was issued, rejecting the challenged claims based on two of the four references originally cited by Google. We expect to file a response by the August 25, 2013 deadline.

To further realize the value of the patents acquired from Lycos, on January 31, 2013, I/P Engine filed an action asserting infringement of U.S. Patent Nos. 6,314,420 and 6,775,664 in the United States District Court, Southern District of New York, against Microsoft Corporation (“Microsoft”). On May 30, 2013, our subsidiary entered into a settlement and license agreement with Microsoft to resolve its patent litigation pending in the U.S. District Court for the Southern District of New York (I/P Engine, Inc. v. Microsoft, Case No. 1:13-cv-00688 (SDNY)). According to the agreement, Microsoft paid us $1,000,000 and agreed to pay 5% of any future amount Google pays for its use of the patents acquired from Lycos. The parties also agreed to a limitation on Microsoft's total liability, which would not impact us unless the amounts received from Google substantially exceed the judgment previously awarded. In addition, the parties also entered into a patent assignment agreement, pursuant to which Microsoft assigned six patents to I/P Engine. The assigned patents relate to telecommunications, data management, and other technology areas.

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

As one of the means of realizing the value of the patents on telecom infrastructure, our wholly-owned subsidiaries, Vringo Infrastructure, Inc. (“Vringo Infrastructure”) and Vringo Germany GmbH (“Vringo Germany”) have filed a number of suits in European jurisdictions and Australia alleging infringement of certain European and Australian patents.

On October 5, 2012, Vringo Infrastructure filed a suit in the UK High Court of Justice, Chancery Division, Patents Court, alleging infringement of European Patents (UK) 1,212,919; 1,166,589; and 1,808,029. ZTE (UK) Ltd.’s formal response to the complaint was received on December 19, 2012 and included a counterclaim for invalidity of the patents in suit. Vringo Infrastructure responded to the defense on January 16, 2013. Vringo Infrastructure filed a further UK suit on December 3, 2012, alleging infringement of European Patents (UK) 1,221,212; 1,330,933; and 1,186,119. ZTE (UK) Ltd.’s response to this claim was received on February 27, 2013 and included a counterclaim for invalidity of the patents in suit. Vringo Infrastructure’s reply was filed on March 20, 2013. The UK complaints allege that ZTE’s cellular network elements fall within the scope of all six patents, and ZTE’s GSM/UMTS multi-mode wireless handsets also fall within the scope of at least the 1,808,029 patent. Declarations have been filed at the European Telecommunications and Standards Institute (ETSI) that cover all the patent applications from which the patents in suit are derived. On June 5, 2013, the Court held a case management conference and on June 6, 2013, made an order governing the schedule of the two UK suits. The first UK case will hold a trial with the trial period commencing on October 27, 2014 and the second UK case will hold a trial with the trial period commencing on June 8, 2015.

Germany has a split-infringement system where patent infringement cases are heard in district courts of general jurisdiction and nullity cases (where the validity of patents is adjudicated) are heard in a different proceeding in the Federal Patents Court. Appeals from the district courts and the Federal Patents Court are heard by distinct appellate courts. Appeals from the district courts are heard by the Higher Regional Court, decisions of which can be appealed to the Supreme Court. Appeals from the Federal Patents Court are heard by the Supreme Court. Infringement actions are typically decided by the trial court within 8 to 13 months (although, depending upon the venue, they can take as long as 18 months). Nullity cases are typically decided by the trial court within 18 to 22 months. If the district court finds a patent infringed, absent specific factors, it will generally issue an injunction. Where there is a pending nullity action and the accused infringer has not sufficiently rebutted the asserted patent’s presumption of validity, the district court will generally issue an injunction upon payment of a security. Where the presumption of validity has been sufficiently rebutted, the district court will generally stay proceedings pending the outcome of the nullity case if infringement is established at trial. Typically, in German infringement proceedings each party is allowed to make two filings to the Court prior to trial. After the plaintiff files its complaint, the defendant is given time to file its response. The parties are then given dates for the plaintiff to file its second filing (often called a “Replica”) and for the defendant to file its second filing (often called a “Rejoinder”). Typically there are no additional filings or documents allowed.

On November 15, 2012, Vringo Germany filed a suit in the Mannheim Regional Court in Germany, alleging infringement of European Patent (DE) 1,212,919. The lawsuit was expanded to include a second patent on February 21, 2013, alleging infringement of European Patent (DE) 1,186,119. At the Mannheim Court’s request a consolidated trial is scheduled to be held on October 15, 2013. With respect to European Patent (DE) 1,212,919, on February 14, 2013, ZTE Corporation and ZTE Deutschland GmbH filed their first response. On July 1, 2013 Vringo Germany filed its Replica. ZTE Corporation and ZTE Deutschland GmbH’s Rejoinder is due on August 30, 2013. With respect to European Patent (DE) 1,186,119, ZTE Corporation and ZTE Deutschland GmbH’s first response was filed on May 10, 2013 and Vringo Germany filed its Replica on July 25, 2013. ZTE Corporation and ZTE Deutschland GmbH’s Rejoinder is due on September 30, 2013. No further briefing before trial is currently anticipated.

To date, ZTE has not made an Orange Book offer with respect to either European Patent (DE) 1,212,919 or European Patent (DE) 1,186,119. Under German law, where a defendant alleges: (a) plaintiff has a dominant position under the relevant competition (a/k/a anti-trust) laws, for example, because of plaintiff’s assertion of a patent that is essential to a technical standard, and (b) plaintiff is not willing to license under fair, reasonable and non-discriminatory terms (FRAND), and if the defendant’s allegation is accepted by the Court, the Court may decide not to grant an injunction. It is a condition of this defense in Germany that the defendant must make a binding, unconditional offer to the plaintiff to conclude a license on FRAND terms and stay bound by that offer. Furthermore, the Orange Book offer must be such that its rejection by the plaintiff would amount to an abuse of a dominant position. Finally, defendant must behave like a licensee and provide regular royalty reports and remit payment to plaintiff or pay a sufficient amount of the royalties for prior infringement into escrow.

On February 14, 2013, ZTE filed a nullity suit with respect to European Patent (DE) 1,212,919 in the Federal Patents Court, Munich, Germany, alleging invalidity of the patent. Vringo filed its responsive pleading on July 25, 2013. We anticipate the timing of the second round of filings to be set by the Court in the third quarter of 2013 and a trial in the nullity suit to occur in the second half of 2014.

On May 3, 2013, ZTE filed a nullity suit with respect to European Patent (DE) 1,186,119 in the Federal Patents Court, Munich, Germany. Vringo filed its intent to defend the validity of the patent on July 11, 2013 and filed a request to file its first responsive pleading in four months. We anticipate this request to be granted.

In November and December 2012, ZTE Corporation initiated invalidity proceedings in China against Chinese Patents ZL00806049.5; ZL 00812876.6; and ZL200480044232.1, before the Patent Reexamination Board of the Patent Office of the People’s Republic of China. These patents are the Chinese equivalents of European Patents 1,212,919; 1,166,589; and 1,808,029. Vringo Infrastructure filed responses to these actions in January and February 2013. The oral hearing for ZL200480044232.1 (equivalent to European Patent 1,808,029) occurred on April 10, 2013. On July 3, 2013, our patent rights were upheld. ZTE Corporation has three months in which to file an appeal. An oral hearing for ZL00806049.5 (equivalent to European Patent 1,166,589) occurred on May 9, 2013 and a ruling is still pending.

On March 29, 2013, Vringo Infrastructure filed a patent infringement lawsuit in France against ZTE Corporation, China and its French subsidiary, ZTE France SASU, in the Tribunal de Grande Instance de Paris, alleging infringement of the French part of European Patents 1,186,119 and 1,221,212 by ZTE devices, which are believed to fall within the scope of these patents. Vringo Infrastructure filed the lawsuit based on particular information uncovered during a seizure to obtain evidence of infringement, known as a saisie-contrefaçon, which was executed at two of ZTE's facilities in France. The case has been filed with the Tribunal de Grande Instance de Paris for it to allocate the case to a division of the 3rd chamber (specializing in IP matters).

French litigations follow a similar filing structure to Germany litigations (save that validity is not separated from infringement), with each side typically allotted four filings on the merits. Scheduling conferences occurred on June 25 and 27, 2013. ZTE’s first responsive pleading on the merits is due on October 2, 2013. We anticipate that in the third quarter of 2013, the Court will set the remainder of the filing schedule and the trial date.

On June 11, 2013, Vringo Infrastructure filed a patent infringement lawsuit against ZTE (Australia) Pty Ltd. (ZTE Australia), an Australian subsidiary of ZTE Corporation. The lawsuit filed in the Federal Court of Australia in the New South Wales registry, alleges infringement by ZTE Australia of Australian Standard Patents AU 2005/212,893 and AU 773,182. The proceeding has been assigned Case No. NSD1010/2013. The patents in suit relate to telecommunications infrastructure equipment and mobile devices. Pursuant to an order dated July 19, 2013, ZTE Australia must file its defense and any cross-claim by August 26, 2013. The pleadings should be completed by October 7, 2013 and a further directions conference (similar to a US Rule 16 conference) will occur on the first available date after October 21, 2013. We currently anticipate that the Court will set a trial date in the second half of 2014.

Mobile Social Applications

We have developed a platform for the distribution of mobile applications which enable direct to consumer and business-to-business. We continue to innovate these technologies and integrate these tools with mobile operators, content providers, and handset manufacturers.

Our Video Ringtone product, a client-server based suite of mobile tools, enables users to create, download and share video ringtones and provides our business partners with a consumer-friendly and easy-to-integrate monetization platform. The standard revenue model for our video ringtone service offered through the carriers is a subscription-based model where users pay a monthly fee for access to our service and additional fees for premium content. Our Vringo mobile application also functions as a standalone direct-to-consumer offering. Our free version has been released as an advertisement-supported application on the Google Play marketplace and is available in markets where we have not entered into commercial arrangements with carriers or other partners. As of August 9, 2013, we have commercial video ringtone services with nine carriers and partners.

Our Facetones® social ringtone application generates social visual ringtone content automatically by aggregating and displaying a user’s friends’ pictures from social networks and then enhancing the standard ringtone and ringback tone with visual and video displays and functions. The product is available to consumers on several operating systems, most notably Android, and is delivered in various configurations, with a variety of monetization methods. We have developed several updated and customized versions of Facetones, including a version for Android which includes post-call engagement and advertising as well as our most recent release in partnership with Nokia’s Asha Full Touch 311 devices which launched in June 2013. As of June 30, 2013, the Facetones® app reached over 2,000,000 total downloads across all platforms. In the second quarter of 2013, the Facetones® app generated over 10,000,000 mobile impressions. Facetones® is furnished directly to consumers via leading mobile application stores and download sites, and offers revenue models ranging from advertising, licensing, and custom development projects.

Merger

The accompanying consolidated financial statements include the accounts of I/P, Legal Parent and their wholly-owned subsidiaries, and are presented in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements include the results of operations of I/P and subsidiaries for all periods presented, with the results of operations of the Legal Parent and its subsidiaries for the period from July 19, 2012 (the effective date of the Merger) through June 30, 2013. Moreover, common stock amounts presented for comparative periods differ from those previously presented by I/P, due to application of accounting requirements applicable to a reverse acquisition.

Stock Exchange

Our common stock and warrants ceased trading on the NYSE MKT LLC at the close of business on April 29, 2013 and began trading on the NASDAQ Capital Market on April 30, 2013.

Our Strategy

We manage an intellectual property portfolio consisting of over 500 patents and patent applications, covering telecom infrastructure, internet search and mobile technologies. These patents and patent applications have been developed internally and acquired from third parties. We innovate, acquire, license and protect technology and intellectual property rights worldwide. We continually strive to expand our portfolio of rights through acquisition and development both internally and with third parties. Our goal is to partner with innovators of compelling technologies.

We continue to develop our products and partner various with mobile operators and content providers. Our mobile solution, which encompasses a suite of mobile and PC-based tools, enables users to create, download and share video ringtones and provides our business partners with a consumer-friendly and easy-to-integrate monetization platform. Our Vringo video ringtone mobile app also functions as a standalone direct-to-consumer offering. Separately, we seek to continue to expand the distribution of our free, ad-supported, mobile application. We believe that our core technology and business relationships will allow us to distribute applications and services through mobile operators, handset makers, and application storefronts. In addition to the innovation contained in our mobile operations, we have begun a focused effort in the cognitive radio space, in order to leverage our existing intellectual capital, as well as partner with select innovators to create an efficient and effective research and development program in this cutting edge technology. We are also actively mining our portfolio for additional avenues through which we can effectively develop significant and useful technology.

In potential acquisitions, we seek to purchase all of, or interests in, intellectual property in exchange for cash and/or securities of our company and/or interests in the monetization of those assets. Our revenue from this aspect of our business can be generated through licensing and litigation efforts. We engage in robust due diligence and a principled risk underwriting process to evaluate the merits and potential value of any acquisition or partnership. We seek to structure the terms of our acquisitions and partnerships in a manner that will achieve the highest risk-adjusted returns possible. We believe that our capital resources and potential access to capital, together with the experience of our management team and board, will allow us to assemble a portfolio of quality assets with short and long-term revenue opportunities.

Revenue

Revenue from patent licensing and enforcement, subscription services and software development is recognized if collection is probable, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and delivery of the service has been rendered. We use management's best estimate of selling price for individual elements in multiple-element arrangements, where other sources of evidence are unavailable.

Cost of revenue

Cost of revenue mainly includes the costs and expenses incurred in connection with our patent licensing and enforcement activities, contingent legal fees paid to external patent counsels, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third parties, the amortization of patent-related acquisition costs and of the acquired technology, the value to which was allocated upon consummation of the Merger. Cost of revenue also includes third party expenses directly related to providing our service in launched markets. Cost of revenue does not include expenses related to product development, integration and support, as these costs are included in research and development.

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

Non-operating income (expenses)

Non-operating income (expenses) includes transaction gains (losses) from foreign exchange rate differences, interest on deposits, bank charges, as well as fair value adjustments of derivative liabilities on account of the Preferential Reload Warrants, Special Bridge Warrants, Series 1 Warrants and the Conversion Warrants. The value of such derivative liabilities is highly influenced by assumptions used in its valuation, as well as by the Company’s stock price at the period end (revaluation date). In addition, we recorded a non-operating expense in connection with the issuance of October 2012 warrants.

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

Our subsidiary in Israel generates net taxable income from services it provides to us. It charges us for research, development, certain management and other services provided to us, plus a profit margin on such costs, which is currently 8%. In the zone where the production facilities of the subsidiary in Israel are located, the statutory tax rate is 12.5% in 2013 and expected to be 12.5% in 2014, and 12% in 2015 and thereafter.

Results of Operations

Three and six month periods ended June 30, 2013 compared to the three and six month periods ended June 30, 2012 and the development stage period (cumulative from Inception through June 30, 2013)

Revenue

	Three months ended June 30,			Six months ended June 30,			Cumulative from Inception through June 30,
	2013	2012	Change	2013	2012	Change	2013

Revenue	$1,161,000	$—	$1,161,000	$1,226,000	$—	$1,226,000	$1,595,000

Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012

During the three month period ended June 30, 2013, we recorded total revenues of $1,161,000 compared to $0 in the second quarter of 2012. The increase was primarily due to a license and settlement agreement entered with Microsoft, as disclosed in Note 7.

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012

During the six month period ended June 30, 2013, we recorded total revenues of $1,226,000 compared to $0 in the first half of 2012. The increase was primarily due to a license and settlement agreement entered with Microsoft. In addition, we recorded revenue of $126,000 due to legacy Vringo mobile operations.

From Inception Through June 30, 2013

 From Inception through June 30, 2013, total revenue amounted to $1,595,000. Cumulative revenue consisted of: (i) license and settlement agreement with Microsoft, (ii) subscription and content sales based revenue of $295,000, which represents legacy Vringo revenue from July 19, 2012, the date of the Merger, (iii) revenue from a development project with Nokia of $100,000 which was completed in 2012, and (iv) $100,000 from partial settlement with AOL entered into in the third quarter of 2012.

As one of the means of realizing the value of the patents on telecom infrastructure, our wholly-owned subsidiaries, Vringo Infrastructure and Vringo Germany have filed a number of suits in European jurisdictions and Australia alleging infringement of certain European and Australian patents. Both sets of cases may result in collection or settlement.

On May 30, 2013, our subsidiary entered into a settlement and license agreement with Microsoft to resolve its patent litigation pending in the U.S. District Court for the Southern District of New York (I/P Engine, Inc. v. Microsoft, Case No. 1:13-cv-00688 (SDNY)). According to the agreement, Microsoft paid us $1,000,000 and agreed to pay 5% of any future amount Google pays for its use of the patents acquired from Lycos. The parties also agreed to a limitation on Microsoft's total liability, which would not impact the Company unless the amounts received from Google substantially exceed the judgment previously awarded. In addition, the parties also entered into a patent assignment agreement, pursuant to which Microsoft assigned six patents to I/P Engine. The assigned patents relate to telecommunications, data management, and other technology areas.

We seek to generate revenue through licensing or litigation, when required, which may be resolved through a settlement or collection. We also intend to continue to expand our planned operations through acquisitions and monetization of additional patents, other intellectual property or operating businesses. In particular, following the incorporation of our subsidiary in Germany and the acquisition of a patent portfolio from Nokia, we intend to expand our intellectual property monetization efforts worldwide.

Cost of revenue

	Three months ended June 30,			Six months ended June 30,			Cumulative from Inception through June 30,
	2013	2012	Change	2013	2012	Change	2013

Operating legal	$4,868,000	$1,153,000	$3,715,000	$10,267,000	$2,249,000	$8,018,000	$21,510,000
Amortization of intangibles	$1,260,000	$156,000	$1,104,000	$2,515,000	$311,000	$2,204,000	$5,298,000
Cost of services provided	$23,000	$—	$23,000	$50,000	$—	$50,000	$97,000

Total	$6,151,000	$1,309,000	$4,842,000	$12,832,000	$2,560,000	$10,272,000	$26,905,000

Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012

During the three month period ended June 30, 2013, our cost of revenue was $6,151,000, which represents an increase of $4,842,000 (370%) from cost of revenue recorded for the three month period ended June 30, 2012. The increase in cost of revenue, compared to the second quarter of 2012, was mainly related to increased amortization expenses related to patents acquired ($839,000, compared to $156,000 in the second quarter of 2012), as well as due to amortization of acquired Vringo technology, the value to which was allocated upon consummation of the Merger ($421,000, compared to $0 in the second quarter of 2012). In addition, we incurred significant consulting and litigation costs, ($4,567,000, compared to $1,153,000 in the second quarter of 2012), mainly related to the recently commenced legal proceedings against ZTE, and non-cash, stock-based compensation costs ($301,000, compared to $0 in the second quarter of 2012). Finally, the increase of $23,000 in cost of revenue relates to cost of Vringo mobile products, recorded pursuant to the Merger with I/P.

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012

During the six month period ended June 30, 2013, our cost of revenue was $12,832,000, which represents an increase of $10,272,000 (401%) from cost of revenue recorded for the six month period ended June 30, 2012. The increase in cost of revenue, compared to the first half of 2012, was mainly related to increased amortization expenses related to patents acquired ($1,678,000, compared to $311,000 in the first half of 2012), as well as due to amortization of acquired Vringo technology, the value to which was allocated upon consummation of the Merger ($837,000, compared to $0 in the first half of 2012). In addition, we incurred significant consulting and litigation costs, ($9,671,000, compared to $2,249,000 in the first half of 2012), mainly related to the recently commenced legal proceedings against ZTE, and non-cash, stock-based compensation costs ($596,000, compared to $0 in the first half of 2012). Finally, the increase of $50,000 in cost of revenue relates to cost of Vringo mobile products, recorded pursuant to the Merger with I/P.

From Inception Through June 30, 2013

From Inception through June 30, 2013, cost of revenue expenses amounted to $26,905,000. Of this amount, $97,000 was attributed to the cost of mobile services, $1,118,000 to non-cash, stock-based compensation expense, $1,600,000 was attributed to amortization of the acquired technology, $20,392,000 was attributed to operating legal expenses, mainly related to our patent monetization efforts and $3,698,000 was attributed to patent amortization.

We expect that our cost of revenue will increase over time, as we diversify the portfolio of our products and increase our intellectual property. With the goal of monetizing our intellectual property, we intend to commence a new licensing and litigation campaigns which are expected to be costly.

Research and development

	Three months ended June 30,			Six months ended June 30,			Cumulative from Inception through June 30,
	2013	2012	Change	2013	2012	Change	2013
Research and development	$584,000	$—	$584,000	$1,410,000	$—	$1,410,000	$3,150,000

Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012

During the three month period ended June 30, 2013, our research and development expense amounted to $584,000. This is primarily comprised of: (i) development team cost of $245,000, and (ii) related non cash, stock-based compensation cost of $194,000. These expenses relate to post-Merger cost of the legacy Vringo research and development center in Israel, as well as to the cost of our research and development personnel in the U.S.

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012

During the six month period ended June 30, 2013, our research and development expense amounted to $1,410,000. This is primarily comprised of: (i) development team cost of $712,000, and (ii) related non cash, stock-based compensation cost of $437,000. These expenses relate to post-Merger cost of the legacy Vringo research and development center in Israel, as well as to the cost of our research and development personnel in the U.S.

From Inception Through June 30, 2013

From Inception through June 30, 2013, research and development expenses, in the total amount of $3,150,000, recorded following the Merger with I/P, consist primarily of the cost of our development team of $1,522,000 and related stock-based compensation cost $1,128,000.

We anticipate that research and development costs incurred in connection with our core mobile services may decrease over time. In particular, in March 2013, we reduced research and development personnel in Israel. In addition, we now focus our efforts towards finding and developing new technologies and intellectual property. As part of this effort we are seeking to introduce new products or technology either through internal development or through merger or acquisition. As such, our research and development costs may increase over time. We are currently focusing on research and development in the cognitive radio space including building on the technology licensed from Virginia Tech.

Marketing, general and administrative

	Three months ended June 30,			Six months ended June 30,			Cumulative from Inception through June 30,
	2013	2012	Change	2013	2012	Change	2013
Marketing, general and administrative	$3,868,000	$529,000	$3,339,000	$8,005,000	$1,145,000	$6,860,000	$20,075,000

 Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012

During the three month period ended June 30, 2013, marketing, general and administrative expenses increased by $3,339,000 (or 631%), to $3,868,000, from $529,000 recorded during the three month period ended June 30, 2012. Marketing, general and administrative expenses increased mostly due to an increase in payroll expense ($598,000, compared to $192,000 recorded in the second quarter of 2012), as well as due to an increase in stock-based compensation expense ($2,527,000, compared to $85,000 recorded in the second quarter of 2012), and increased corporate legal expenses ($126,000, compared to $12,000 recorded in the second quarter of 2012).

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012

During the six month period ended June 30, 2013, marketing, general and administrative expenses increased by $6,860,000 (or 599%), to $8,005,000, from $1,145,000 recorded during the six month period ended June 30, 2012. Marketing, general and administrative expenses increased mostly due to an increase in payroll expense ($1,269,000, compared to $333,000 recorded in the first half of 2012), as well as due to an increase in stock-based compensation expense ($5,084,000, compared to $169,000 recorded in the first half of 2012), and increased corporate legal expenses ($260,000, compared to $70,000 recorded in the first half of 2012), offset by a decrease in merger and acquisition expenses ($27,000, compared to $177,000 recorded in the first half of 2012).

From Inception Through June 30, 2013

From Inception through June 30, 2013, marketing, general and administrative expenses amounted to $20,075,000. Of that amount, $3,071,000 was attributed to salaries and related expenses, $12,432,000 was attributed to non-cash stock-based compensation, $312,000 was attributed to merger and acquisition activity and $2,174,000 was attributed to various professional fees.

We expect our marketing, general and administrative expenses to increase, as our expenses will incorporate full costs of the new management, on a post-Merger basis, as well as increased administration, rent, office, accounting, legal and insurance costs. New merger and acquisition opportunities, should such arise, may also significantly increase our marketing, general and administrative costs.

Non-operating income (expense), net

	Three months ended June 30,			Six months ended June 30,			Cumulative from Inception through June 30,
	2013	2012	Change	2013	2012	Change	2013
Non-operating income (expense), net	$(1,496,000)	$(3,000)	$(1,493,000)	$(1,865,000)	$(7,000)	$(1,858,000)	$2,109,000

 Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012

 During the three month period ended June 30, 2013, we recorded non-operating expense in the amount of $1,496,000, compared to non-operating expense in the amount of $3,000 recorded in the three month period ended June 30, 2012. During the three month period ended June 30, 2013, we recorded approximately $77,000 income related to a decrease in fair value of our derivative warrant liability. The change was mainly due to changes in inputs used in the valuation model. In addition, as part of the issuance of October 2012 Warrants, down-round protection clause in certain then outstanding Series 1 Warrants were removed. The impact of the removal of the down-round warrant protection was recorded during the three month period ended June 30, 2013. As a result, during the three months ended June 30, 2013, we recorded an additional non-operating expense of $1,574,000.

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012

 During the six month period ended June 30, 2013, we recorded non-operating expense in the amount of $1,865,000, compared to non-operating expense in the amount of $7,000 recorded in the six month period ended June 30, 2012. During the six month period ended June 30, 2013, we recorded approximately a $292,000 expense related to an increase in fair value of our derivative warrant liability. The increase was mainly due to an increase in our share price at the measurement date, compared to the share price at December 31, 2012. In addition, as part of the issuance of October 2012 Warrants, down-round protection clause in certain then outstanding Series 1 Warrants were removed. The impact of the removal of the down-round warrant protection, which was not material, was recorded during the three month period ended June 30, 2013. As a result, during the six months ended June 30, 2013, we recorded an additional non-operating expense of $1,574,000.

From Inception Through June 30, 2013

Following the Merger, our non-operating income (expenses), net, included mainly the impact of changes in fair value of derivative warrants, the fair value of which is highly affected by our share price at the measurement date. Consequently, as of June 30, 2013, we recorded income of $4,979,000 due to the decrease of our share price, compared to the share price on the date of the Merger.

In October 2012, we entered into an agreement with certain of our warrant holders, pursuant to which such warrant holders exercised in cash their outstanding warrants into 3,721,062 shares of our common stock, with an exercise price of $1.76 per share, and agreed to delete down round protection clause in their then outstanding Series 1 Warrant agreements. As a consideration, we issued such warrant holders unregistered warrants to purchase an aggregate of 3,000,000 of our shares of common stock at an exercise price of $5.06 per share. The newly issued warrants do not bear down-round protection clauses. As a result of this issuance, additional non-operational expense in the total amount of $2,883,000 was recorded (see also Note 6 to the accompanying financial statements). In addition, as part of the issuance of October 2012 Warrants, down-round protection clause in certain then outstanding Series 1 Warrants were removed. The impact of the removal of the down-round warrant protection, which was not material, was recorded during the three month period ended June 30, 2013. As a result, during the six months ended June 30, 2013, we recorded an additional non-operating expense of $1,574,000.

We expect that our non-operating income (expenses), net, will remain highly volatile, as we may choose to fund our operations through additional financing. In particular, non-operating income (expenses) will be affected by the adjustments to fair value of our derivative instruments. Fair value of these derivative instruments depends on variety of assumptions, such as estimations regarding volatility, triggering of down-round protection and estimated future share price. An estimated increase in the price of our common stock increases the value of the warrants and thus results in a loss on our statement of operations. In addition, increase in estimated probability of a down-round protection, increases the value of the warrants and again results in a loss on our statement of operations. Also see Notes 4 and 6 to the accompanying financial statements.

Income tax expense

	Three months ended June 30,			Six months ended June 30,			Cumulative from Inception through June 30,
	2013	2012	Change	2013	2012	Change	2013
Income tax expense	$2,000	$—	$2,000	$18,000	$—	$18,000	$73,000

During the three months ended June 30, 2013, we recorded income tax expense in the total amount of $2,000, compared to $0 recorded in the three month period ended June 30, 2012. During the six months ended June 30, 2013, we recorded income tax expense in the total amount of $18,000, compared to $0 recorded in the six month period ended June 30, 2012. In general, current taxes on income are mainly due to taxable profits generated by our subsidiary in Israel, as a result of the intercompany cost plus agreement between us and the subsidiary in Israel, whereby the subsidiary in Israel performs development and other services for us and is reimbursed for its expenses plus 8% profit. For financial statements purposes, these profits are eliminated upon consolidation.

As of December 31, 2012, the Legal Parent and I/P had approximately $55 million in aggregate total net tax loss carryforwards ("NOL") for U.S. federal state and local purposes expiring 20 years from the respective tax years to which they relate (beginning with 2006 for the Legal Parent and 2011 for I/P). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, in accordance with Internal Revenue Code, Section 382, our initial public offering, financing activities, as well as the Merger are likely to significantly limit our ability to utilize such NOL’s and credit carryforwards.

We file our tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. Vringo has open tax assessments for the years 2009 through 2012. As of June 30, 2013, all tax assessments for I/P are still open. The Israeli subsidiary files its income tax returns in Israel. As of June 30, 2013, the Israeli subsidiary has open tax assessments for the years 2009 through 2012.

As part of the Merger purchase price allocation, we recorded a deferred tax liability in connection with the acquired technology (see also Note 5 to the accompanying financial statements). This deferred tax liability was offset by a deferred tax asset in the same amount. The deferred tax asset in respect of the remaining tax loss carryforwards has been offset by a valuation allowance as in our opinion it is more likely than not that the tax loss carryforwards will not be utilized in the foreseeable future. No valuation allowance has been provided for the deferred tax assets of the Israeli subsidiary since as of June 30, 2013, they are more likely than not to be realized.

We expect our tax expense in Israel to decrease in 2013, as the scope of services provided to us is expected to decrease, mainly due to reduction in operating and support personnel, which has taken effect during this second quarter of 2013. We also expect our income tax expenses in the U.S. to increase, partially due to the potential increase in revenues, as well as due to increase in local taxes influenced by the increased equity and our total assets.

Liquidity and Capital Resources

As of June 30, 2013, we had a cash balance of $43,188,000 and $43,437,000 in net working capital. The decrease of $13,772,000 in our cash balance from December 31, 2012, was mainly due to $3,120,000 invested in commercial paper (classified as short-term investments) and net cash used by us in our business operations, in the total amount of approximately $10,966,000, offset by $327,000 received from the exercise of options and warrants.

During the six month period ended June 30, 2013, 99,147 warrants to purchase an aggregate of 99,147 shares of our common stock, at an exercise price of $1.76 per share, were exercised by our warrant holders, pursuant to which we received an additional $174,000. In addition, 178,967 options to purchase 178,967 shares of our common stock, issued to employees, directors and management, were exercised. As a result, we received an additional $153,000.

As of August 5, 2013, we had approximately $42,900,000 in cash, cash equivalents and short-term investments. Based on current operating plans, we expect to have sufficient funds for at least the next twelve months. In addition, we may choose to raise additional funds in connection with potential acquisitions of patent portfolios or other intellectual property assets that we may pursue. There can be no assurance, however, that any such opportunities will materialize.

Cash flows

	Six months ended June 30,			Cumulative from Inception through June 30,
	2013	2012	Change	2013
Net cash used in operating activities	$(10,966,000)	$(2,630,000)	$(8,336,000)	$(26,962,000)
Net cash used in investing activities	$(3,143,000)	$(11,000)	$(3,132,000)	$(26,024,000)
Net cash provided by financing activities	$327,000	$—	$327,000	$96,166,000

Operating activities

During the six month periods ended June 30, 2013 and 2012, net cash used in operating activities totaled $10,966,000 and $2,630,000, respectively. The $8,336,000 increase in net cash used in operating activities was mainly due to increased litigation costs, as well as an increase in our in-house staff, hired since the Merger in July 19, 2012.

We expect our net cash used in operating activities to increase due to further development of our business, development of our products and enhancement of our intellectual property. As we move towards greater revenue generation, we expect that these amounts will be offset over time by collection of revenue.

Investing activities

During the six month periods ended June 30, 2013 and 2012, net cash used in investing activities totaled $3,143,000 and $11,000, respectively. The increase in cash used in investing activities, in the total amount of $3,132,000, was primarily due to the investment in commercial paper classified as short-term investments, in the total amount of $3,120,000.

We expect that net cash used in investing activities will increase as we intend to continue to acquire additional intellectual property assets and invest surplus cash, according to our investment policy.

Financing activities

 During the six month period ended June 30, 2013, net cash provided by financing activities totaled $327,000, which relates to funds received from the exercise of warrants and options in the total amount of $174,000 and $153,000, respectively. No cash was used, nor provided, in/by financing activities in the six month period ended June 30, 2012.

A significant portion of our issued and outstanding warrants are currently “in the money” and the shares of common stock underlying such warrants held by non-affiliates are freely tradable, with the potential of approximately $19,200,000 of additional incoming funds. We may choose to raise additional funds in connection with any acquisition of patent portfolios or other intellectual property assets that we may pursue. There can be no assurance, however, that any such opportunity will materialize, and moreover, any such financing would likely be dilutive to our current stockholders.

Future operations

We are currently pursuing several potential strategic partners and have identified patent portfolios, other intellectual property assets and operating businesses that we may wish to acquire. In addition, we are continuing to explore further opportunities for strategic business alliances. However, there can be no assurance that any such opportunities will be consummated.

Off-Balance Sheet Arrangements

From October 2012 through June 30, 2013, our subsidiaries filed patent infringement lawsuits against the subsidiaries of ZTE Corporation in the United Kingdom, France, Germany, and Australia. Should we be deemed the losing party in any of its applications to the court in the UK, we may be held responsible for a portion of the defendant’s legal fees for the relevant application or for the litigation. Pursuant to negotiation with ZTE’s UK subsidiary, in the United Kingdom, we placed two guarantees to ensure the payment of a potential liability by Vringo Infrastructure resulting for the two cases filed in the fourth quarter of 2012 and second quarter of 2013, which the defendants estimated to be approximately $2,900 each. In addition, we may be required to grant additional guarantees, as necessary, in connection with its commenced proceedings against ZTE Corporation in Europe and Australia. It should be noted, however, that if we were successful on any court applications or the entirety of any litigation, ZTE Corporation would be responsible for a substantial portion of our legal fees.

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

Valuation of Financial Instruments

On July 19, 2012, the date of the Merger, Vringo’s outstanding warrants included: (i) 148,390 Special Bridge Warrants, at an exercise price of $0.94, with an expected remaining term of 2.44 years; (ii) 101,445 Conversion Warrants, at an exercise price of $0.94, with an expected remaining term of 2.44 years; (iii) 887,330 Preferential Reload Warrants, at an exercise price of $1.76, with an expected remaining term of 4.55 years; and (iv) 814,408 non-Preferential Reload Warrants, at an exercise price of $1.76, with an expected remaining term of 4.55 years. During the six month period ended June 30, 2013, none of these warrants were exercised. Following the Merger and through December 31, 2012, 169,520 non-Preferential Reload Warrants and 726,721 Preferential Reload Warrants were exercised.

As part of the Merger, on July 19, 2012, we issued to I/P’s stockholders 8,299,116 warrants at an exercise price of $1.76 and expected term of 5 years (“Series 1 Warrant”). These warrants bear down-round protection clauses, as a result, they were classified as a long-term derivative liability and recorded at fair value. In addition, I/P’s stockholders received another 7,660,722 warrants at an exercise price of $1.76 and expected term of 5 years (“Series 2 Warrant”). As these warrants do not have down-round protection clauses, they were classified as equity. During the six month period ended June 30, 2013, 53,957 Series 1 Warrants and 45,190 Series 2 Warrants were exercised. Following the Merger and through December 31, 2012, 4,655,099 Series 1 Warrants and 1,280,870 Series 2 Warrants were exercised. In addition, as part of the issuance of October 2012 Warrants, down-round protection clause in 2,173,852 then outstanding Series 1 Warrants were removed. The impact of the removal of the down-round warrant protection, which was not material, was recorded during the three month period ended June 30, 2013.The following table represents the assumptions, valuation models and inputs used, as of June 30, 2013:

	Valuation	Unobservable
Description	Technique	Inputs	Range

Special Bridge Warrants, Conversion Warrants,	Black-Scholes-Merton and the	Volatility	51.34% – 57.19%
Preferential Reload Warrants and the Series 1 Warrants	Monte-Carlo models	Risk free interest rate	0.3% – 1.08%
		Expected term, in years	1.50 – 4.05
		Dividend yield	0%
		Probability and timing of down-round triggering event	15% occurrence in December 2013

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

Item 4.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2013, we have in place effective controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Part II— OTHER INFORMATION

Item 1. Legal Proceedings.

Search Patents

Upon Inception in June 2011, I/P acquired its initial patent assets from Lycos, Inc (“Lycos”) through its wholly-owned subsidiary, I/P Engine, Inc. Such assets were comprised of eight patents relating to information filtering and search technologies. As one means of realizing the value of the patents acquired from Lycos, on September 15, 2011, I/P initiated (through its wholly-owned subsidiary I/P Engine) litigation in the United States District Court, Eastern District of Virginia, against AOL Inc. (“AOL”), Google, Inc. (“Google”), IAC Search & Media, Inc. (“IAC”), Gannett Company, Inc. (“Gannett”), and Target Corporation (“Target”) (collectively, the “Defendants”) for infringement regarding two of the patents acquired from Lycos (U.S. Patent Nos. 6,314,420 and 6,775,664) (collectively the “Patents”). The case number is 2:11 CV 512-RAJ/FBS. The court docket for the case, including the parties’ briefs, is publicly available on the Public Access to Court Electronic Records website (“PACER”), www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts.

Trial commenced on October 16, 2012, and the case was submitted to the jury on November 1, 2012. On November 6, 2012, the jury unanimously returned a verdict as follows: (i) I/P Engine had proven by a preponderance of the evidence that the Defendants infringed the asserted claims of the patents; and (ii) Defendants had not proven by clear and convincing evidence that the asserted claims of the patents are invalid by anticipation. The jury also found certain specific facts related to the ultimate question of whether the patents are invalid as obvious. Based on such facts, on November 20, 2012, the court issued a ruling that the patents-in-suit were not obvious. The jury found that reasonable royalty damages should be based on a "running royalty", and that the running royalty rate should be 3.5%. The jury also found that the following sums of money, if paid now in cash, would reasonably compensate I/P Engine for the Defendants past infringement: Google: $15,800,000, AOL: $7,943,000, IAC: $6,650,000, Gannett: $4,322, Target: $98,833. On August 1, 2013, the District Court found that I/P Engine is entitled to supplemental damages from October 1, 2012 to November 20, 2012, in an amount to be determined; prejudgment interest from September 15, 2011 to November 20, 2012 in an amount to be determined; and post-judgment interest for Defendants' infringement in an amount to be determined. I/P Engine's motion for an award of post-judgment royalties is pending in the District Court. Motions by I/P Engine for awards of pre-judgment interest, post-judgment interest, supplemental damages, and post-judgment royalties are pending in U.S. District Court. I/P Engine and Defendants have filed appeals with the Court of Appeals for the Federal Circuit. The docket numbers for the appealable cases are 13-1307 and 13-1311. The parties' filings are available on PACER.

As part of our ongoing legal proceedings, the validity and/or enforceability of the patents is often challenged in a court or an administrative proceeding, as it is almost universal practice for the defendant in a patent litigation to seek to challenge the validity of the patent asserted in the same or parallel proceeding and/or in an administrative proceedings before the relevant patent office. Currently, several of our patents are being challenged in several jurisdictions.

On March 15, 2012, Google submitted a request to the USPTO for ex parte reexamination of certain claims of U.S. Patent No. 6,314,420, which we now successfully defended. On July 18, 2012, the USPTO issued a determination ordering a reexamination. On September 25, 2012, the USPTO issued a first, non-final office action where it adopted the rejections proposed by Google. Our response was filed on November 26, 2012. A final, appealable office action maintaining the rejections was mailed on May 3, 2013. An interview was held with the Examiner and on July 3, 2013 we filed a response. On July 24, 2013, the USPTO issued a notice that it will issue a certificate confirming that all of the claims in the '420 patent challenged by Google remain valid and unchanged.

On November 20, 2012, Google submitted a request to the USPTO for ex parte reexamination of certain claims of U.S. Patent No. 6,775,664 based on four prior art references. On January 17, 2013, the USPTO ordered reexamination based on only one of the four references submitted by Google. On February 8, 2013, Google filed a second request for reexamination based on the three references not adopted by the USPTO in the first proceeding. On March 7, 2013, the USPTO ordered a second reexamination proceeding. On May 10, 2013, the USPTO issued a first, non-final office action in the first reexamination. On June 13, 2013, the USPTO decided to merge the two reexamination proceedings. On June 25, 2013, the May 10 office action was rescinded and a new non-final office action was issued, rejecting the challenged claims based on two of the four references originally cited by Google. We expect to file a response by the August 25, 2013 deadline.

To further realize the value of the patents acquired from Lycos, on January 31, 2013, I/P Engine filed an action asserting infringement of U.S. Patent Nos. 6,314,420 and 6,775,664 in the United States District Court, Southern District of New York, against Microsoft Corporation (“Microsoft”). On May 30, 2013, our subsidiary entered into a settlement and license agreement with Microsoft to resolve its patent litigation pending in the U.S. District Court for the Southern District of New York (I/P Engine, Inc. v. Microsoft, Case No. 1:13-cv-00688 (SDNY)). According to the agreement, Microsoft paid us $1,000,000 and agreed to pay 5% of any future amount Google pays for its use of the patents acquired from Lycos. The parties also agreed to a limitation on Microsoft's total liability, which would not impact us unless the amounts received from Google substantially exceed the judgment previously awarded. In addition, the parties also entered into a patent assignment agreement, pursuant to which Microsoft assigned six patents to I/P Engine. The assigned patents relate to telecommunications, data management, and other technology areas.

Infrastructure Patents

On August 9, 2012, we entered into a patent purchase agreement with Nokia Corporation ("Nokia"), pursuant to which Nokia sold us a portfolio consisting of over 500 patents and patent applications worldwide, including over 100 issued United States patents. We agreed to compensate Nokia with a cash payment and certain ongoing rights in revenues generated from the patent portfolio. The portfolio encompasses technologies relating to telecom infrastructure and handsets, including communication management, data and signal transmission, mobility management, radio resources management and services. Declarations have been filed by Nokia indicating that 31 of the 124 patent families acquired may be essential to wireless communications standards. Standards represented in the portfolio are commonly known as 2G, 2.5G, 3G and 4G and related technologies and include GSM, WCDMA, T63, T64, DECT, LTE, and SAE. The purchase price for the portfolio was $22,000,000, and in addition we capitalized acquisition costs of $548,000. To the extent that the gross revenue (as defined in the purchase agreement) generated by such portfolio exceeds $22 million, a royalty of 35% of such excess would be payable to Nokia. The $22 million cash payment was made to Nokia on August 10, 2012. The purchase agreement provides that Nokia and its affiliates will retain a non-exclusive, worldwide and fully paid-up license (without the right to grant sublicenses) to the portfolio for the sole purpose of supplying (as defined in the purchase agreement) Nokia’s products. The purchase agreement also provides that if we bring a proceeding against Nokia or its affiliates within seven years, Nokia shall have the right to re-acquire the patent portfolio for a nominal amount. Further, if we either sell to a third party any assigned essential cellular patent, or more than a certain portion of the other assigned patents (other than in connection with a change of control of our company), or file an action against a telecom provider to enforce any of the assigned patents (other than in response to any specified action filed by a telecom provider against us or our affiliate) which action is not withdrawn after notice from Nokia, then we will be obligated to pay to Nokia a substantial impairment payment.

As one of the means of realizing the value of the patents on telecom infrastructure, our wholly-owned subsidiaries, Vringo Infrastructure, Inc. (“Vringo Infrastructure”) and Vringo Germany GmbH (“Vringo Germany”) have filed a number of suits in European jurisdictions and Australia alleging infringement of certain European and Australian patents.

On October 5, 2012, Vringo Infrastructure, filed a suit in the UK High Court of Justice, Chancery Division, Patents Court, alleging infringement of European Patents (UK) 1,212,919; 1,166,589; and 1,808,029. ZTE (UK) Ltd.’s formal response to the complaint was received on December 19, 2012 and included a counterclaim for invalidity of the patents in suit. Vringo Infrastructure responded to the defense on January 16, 2013. Vringo Infrastructure filed a further UK suit on December 3, 2012, alleging infringement of European Patents (UK) 1,221,212; 1,330,933; and 1,186,119. ZTE (UK) Ltd.’s response to this claim was received on February 27, 2013 and included a counterclaim for invalidity of the patents in suit. Vringo Infrastructure’s reply was filed on March 20, 2013. The UK complaints allege that ZTE’s cellular network elements fall within the scope of all six patents, and ZTE’s GSM/UMTS multi-mode wireless handsets also fall within the scope of at least the 1,808,029 patent. Declarations have been filed at the European Telecommunications and Standards Institute (ETSI) that cover all the patent applications from which the patents in suit are derived. On June 5, 2013, the Court held a case management conference and on June 6, 2013, made an order governing the schedule of the two UK suits. The first UK case will hold a trial with the trial period commencing on October 27, 2014 and the second UK case will hold a trial with the trial period commencing on June 8, 2015.

Germany has a split-infringement system where patent infringement cases are heard in district courts of general jurisdiction and nullity cases (where the validity of patents is adjudicated) are heard in a different proceeding in the Federal Patents Court. Appeals from the district courts and the Federal Patents Court are heard by distinct appellate courts. Appeals from the district courts are heard by the Higher Regional Court, decisions of which can be appealed to the Supreme Court. Appeals from the Federal Patents Court are heard by the Supreme Court. Infringement actions are typically decided by the trial court within 8 to 13 months (although, depending upon the venue, they can take as long as 18 months). Nullity cases are typically decided by the trial court within 18 to 22 months. If the district court finds a patent infringed, absent specific factors, it will generally issue an injunction. Where there is a pending nullity action and the accused infringer has not sufficiently rebutted the asserted patent’s presumption of validity, the district court will generally issue an injunction upon payment of a security. Where the presumption of validity has been sufficiently rebutted, the district court will generally stay proceedings pending the outcome of the nullity case if infringement is established at trial. Typically, in German infringement proceedings each party is allowed to make two filings to the Court prior to trial. After the plaintiff files its complaint, the defendant is given time to file its response. The parties are then given dates for the plaintiff to file its second filing (often called a “Replica”) and for the defendant to file its second filing (often called a “Rejoinder”). Typically there are no additional filings or documents allowed.

On November 15, 2012, Vringo Germany filed a suit in the Mannheim Regional Court in Germany, alleging infringement of European Patent (DE) 1,212,919. The lawsuit was expanded to include a second patent on February 21, 2013, alleging infringement of European Patent (DE) 1,186,119. At the Mannheim Court’s request a consolidated trial is scheduled to be held on October 15, 2013. With respect to European Patent (DE) 1,212,919, on February 14, 2013, ZTE Corporation and ZTE Deutschland GmbH filed their first response. On July 1, 2013 Vringo Germany filed its Replica. ZTE Corporation and ZTE Deutschland GmbH’s Rejoinder is due on August 30, 2013. With respect to European Patent (DE) 1,186,119, ZTE Corporation and ZTE Deutschland GmbH’s first response was filed on May 10, 2013 and Vringo Germany filed its Replica on July 25, 2013. ZTE Corporation and ZTE Deutschland GmbH’s Rejoinder is due on September 30, 2013. No further briefing before trial is currently anticipated.

To date, ZTE has not made an Orange Book offer with respect to either European Patent (DE) 1,212,919 or European Patent (DE) 1,186,119. Under German law, where a defendant alleges: (a) plaintiff has a dominant position under the relevant competition (a/k/a anti-trust) laws, for example, because of plaintiff’s assertion of a patent that is essential to a technical standard, and (b) plaintiff is not willing to license under fair, reasonable and non-discriminatory terms (FRAND), and if the defendant’s allegation is accepted by the Court, the Court may decide not to grant an injunction. It is a condition of this defense in Germany that the defendant must make a binding, unconditional offer to the plaintiff to conclude a license on FRAND terms and stay bound by that offer. Furthermore, the Orange Book offer must be such that its rejection by the plaintiff would amount to an abuse of a dominant position. Finally, defendant must behave like a licensee and provide regular royalty reports and remit payment to plaintiff or pay a sufficient amount of the royalties for prior infringement into escrow.

On February 14, 2013, ZTE filed a nullity suit with respect to European Patent (DE) 1,212,919 in the Federal Patents Court, Munich, Germany, alleging invalidity of the patent. Vringo filed its responsive pleading on July 25, 2013. We anticipate the timing of the second round of filings to be set by the Court in the third quarter of 2013 and a trial in the nullity suit to occur in the second half of 2014.

On May 3, 2013, ZTE filed a nullity suit with respect to European Patent (DE) 1,186,119 in the Federal Patents Court, Munich, Germany. Vringo filed its intent to defend the validity of the patent on July 11, 2013 and filed a request to file its first responsive pleading in four months. We anticipate this request to be granted.

In November and December 2012, ZTE Corporation initiated invalidity proceedings in China against Chinese Patents ZL00806049.5; ZL 00812876.6; and ZL200480044232.1, before the Patent Reexamination Board of the Patent Office of the People’s Republic of China. These patents are the Chinese equivalents of European Patents 1,212,919; 1,166,589; and 1,808,029. Vringo Infrastructure filed responses to these actions in January and February 2013. The oral hearing for ZL200480044232.1 (equivalent to European Patent 1,808,029) occurred on April 10, 2013. On July 3, 2013, our patent rights were upheld. ZTE Corporation has three months in which to file an appeal. An oral hearing for ZL00806049.5 (equivalent to European Patent 1,166,589) occurred on May 9, 2013 and a ruling is still pending.

On March 29, 2013, Vringo Infrastructure filed a patent infringement lawsuit in France against ZTE Corporation, China and its French subsidiary, ZTE France SASU, in the Tribunal de Grande Instance de Paris, alleging infringement of the French part of European Patents 1,186,119 and 1,221,212 by ZTE devices, which are believed to fall within the scope of these patents. Vringo Infrastructure filed the lawsuit based on particular information uncovered during a seizure to obtain evidence of infringement, known as a saisie-contrefaçon, which was executed at two of ZTE's facilities in France. The case has been filed with the Tribunal de Grande Instance de Paris for it to allocate the case to a division of the 3rd chamber (specializing in IP matters).

French litigations follow a similar filing structure to Germany litigations (save that validity is not separated from infringement), with each side typically allotted four filings on the merits. Scheduling conferences occurred on June 25 and 27, 2013. ZTE’s first responsive pleading on the merits is due on October 2, 2013. We anticipate that in the third quarter of 2013, the Court will set the remainder of the filing schedule and the trial date.

On June 11, 2013, Vringo Infrastructure filed a patent infringement lawsuit against ZTE (Australia) Pty Ltd. (ZTE Australia), an Australian subsidiary of ZTE Corporation. The lawsuit filed in the Federal Court of Australia in the New South Wales registry, alleges infringement by ZTE Australia of Australian Standard Patents AU 2005/212,893 and AU 773,182. The proceeding has been assigned Case No. NSD1010/2013. The patents in suit relate to telecommunications infrastructure equipment and mobile devices. Pursuant to an order dated July 19, 2013, ZTE Australia must file its defense and any cross-claim by August 26, 2013. The pleadings should be completed by October 7, 2013 and a further directions conference (similar to a US Rule 16 conference) will occur on the first available date after October 21, 2013. We currently anticipate that the Court will set a trial date in the second half of 2014.

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

To license or otherwise monetize the patent assets we own, we commenced legal proceedings against the owners of online search engines and other companies (including ZTE and its subsidiaries, AOL, Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc., and Target Corporation), pursuant to which we allege that such companies infringe on one or more of our patents. Our viability is highly dependent on the outcome of these litigations, and there is a risk that we may be unable to achieve the results we desire from such litigation, which failure would harm our business to a great degree. In addition, the defendants in these litigations have substantially more resources than we do, which could make our litigation efforts more difficult.

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

While we believe that the patents we own are being infringed by certain major online search engines and communications companies, there is a risk that a court will find the patents invalid, not infringed or unenforceable and/or that the U.S. Patent Office (USPTO) or other relevant patent office will either invalidate the patents or materially narrow the scope of their claims during the course of a reexamination, opposition or other such proceeding. In addition, even with a positive trial court verdict, the patents may be invalidated, found not infringed or rendered unenforceable on appeal. This risk may occur either presently or from time to time in connection with future litigations we may bring. If this were to occur, it would have a material adverse effect on the viability of our company and our operations.

We believe that companies infringe our patents, but recognize that obtaining and collecting a judgment against such companies may be difficult or impossible. Patent litigation is inherently risky and the outcome is uncertain. Some of the parties we believe infringe on our patents are large and well-financed companies with substantially greater resources than ours. We believe that these parties would devote a substantial amount of resources in an attempt to avoid or limit a finding that they are liable for infringing our patents or, in the event liability is found, to avoid or limit the amount of associated damages. In addition, there is a risk that these parties may file reexaminations or other proceedings with the USPTO or other government agencies in the United States or abroad in an attempt to invalidate, narrow the scope or render unenforceable the patents we own.

Moreover, in connection with any of our present or future patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we violated relevant statues, regulations, rules or standards relating to the substantive or procedural aspects of such enforcement actions in the United States or abroad. In such event, a court or other regulatory agency may issue monetary sanctions against us or our operating subsidiaries or award attorneys’ fees and/or expenses to one or more defendants, which could be material, and if we or our subsidiaries are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm our operating results and financial position.

In addition, it is difficult in general to predict the outcome of patent enforcement litigation at the trial or appellate level. In the United States, there is a higher rate of appeals in patent enforcement litigation than standard business litigation. The defendant to any case we bring may file as many appeals as it allowed by right, including to the first, second and/or final courts of appeal (in the United States those courts would be the Federal Circuit and Supreme Court, respectively). Such appeals are expensive and time-consuming, and the outcomes of such appeals are sometimes unpredictable, resulting in increased costs and reduced or delayed revenue.

Our subsidiaries, Vringo Infrastructure and Vringo Germany, have commenced legal proceedings against ZTE (UK) Ltd., ZTE (Australia) Pty Ltd., ZTE Corporation, ZTE Deutschland GmbH, and ZTE France SASU (collectively “ZTE”), and expect such litigation to be time-consuming and costly, which may adversely affect our financial position and our ability to operate our business

To license or otherwise monetize the patent assets we acquired from Nokia, Vringo Infrastructure and Vringo Germany have commenced legal proceedings against ZTE, pursuant to which, Vringo Infrastructure and Vringo Germany allege that ZTE infringe certain of Vringo Infrastructure and/or Vringo Germany’s patents. The defendant’s parent company is much larger than us and has substantially more resources, which could make our litigation efforts more difficult.

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

Further, should we be deemed the losing party in any of our applications to the Court in the UK litigation or for the entire litigation, we may be held responsible for a substantial percentage of the defendant’s legal fees for the relevant application or for the litigation. These fees may be substantial. To date, ZTE has asserted that its anticipated fees in defending the UK litigation may be approximately $5,800,000.

In Germany, the amount of fees payable by a losing party is determined based on certain possible statutory levels of “value in dispute.” The value in dispute is only very loosely correlated to the actual value of any potential final settlement or license. Under the current statute, our risk is capped at approximately €732,000 were the court to determine that the value in dispute is at the highest tier under law.

In France, should we be deemed to be the losing party, it is more likely than not that we will be ordered to pay a contribution to ZTE’s attorney and expert fees. The court in France will make an assessment of winning party’s costs during the course of the proceeding on the merits, and at its discretion order the losing party to pay a portion of those costs, typically between 40-60%.

In Australia, while the assignment of costs against the losing party is entirely discretionary, judges typically order an unsuccessful litigant to pay a proportion of the successful litigant's legal costs and disbursements.

As of today, we cannot estimate our potential future liability. However, should we be successful on any court applications or the entire litigation, ZTE would be responsible for a substantial percentage of our legal fees.

In Germany, should the court order an injunction for it to be enforced we will have to pay a security based on the relevant statutory rate which we believe would be €1,000,000 for each of the two patents asserted. The statutory rate is only loosely correlated to any actual harm ZTE may suffer from the injunction. The district court judge is entitled to increase the amount of the security. Generally, the courts take the value in dispute as the amount payable as security.

Further, if any of the patents in suit are found not infringed or invalid, it is highly unlikely that the relevant patents would be viewed as essential and therefore infringed by all unlicensed market participants.

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

We may seek to internally develop new inventions and intellectual property, which would take time and would be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions could lead to the loss of our investments in such activities.

Members of our management team have experience as innovators. As such, part of our business may include the internal development of new inventions or intellectual property that we will seek to monetize. However, this aspect of our business would likely require significant capital and would take time to achieve. Such activities could also distract our management team from its present business initiatives, which could have a material and adverse effect on our business. There is also the risk that our initiatives in this regard would not yield any viable new inventions or technology, which would lead to a loss of our investments in time and resources in such activities.

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

Intellectual property is subject of intense scrutiny by the Courts, legislatures and executive branches of governments around the world. Various patent offices, governments or intergovernmental bodies (like the European Commission) may implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders and such changes could negatively affect our business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect our ability to assert our patent or other intellectual property rights.

In June 2013, the Federal Trade Commission announced that it is planning to launch a formal investigation into the practices of non-practicing patent holding firms that acquire patents to use in intellectual property lawsuits. Both the Federal Trade Commission and European Commission are actively considering what are the appropriate restrictions on the ability of owners of patents declared to technical standards to receive both injunctions and royalties.

Further, and in general, it is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which we conduct our business and negatively impact our business, prospects, financial condition and results of operations. That said, to date, we do not believe that any existing or proposed statutory or regulatory change has materially affected Vringo’s business.

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

Should our warrants outstanding as of August 5, 2013, be exercised, there would be an additional 18,764,114 shares of common stock eligible for trading in the public market. In addition, we currently have incentive equity instruments outstanding to purchase 14,434,267 shares of our common stock granted to our management, employees, directors and consultants. Certain options granted to officers, directors and certain key employees are subject to acceleration of vesting of up to 100% (according to the agreement signed with each grantee), upon a subsequent change of control. Certain options that are outstanding have exercise prices that are below, and in some cases significantly below, recent market prices. Such securities, if exercised, will increase the number of issued and outstanding shares of common stock. Therefore, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. The average weighted exercise price of all currently outstanding warrants and options, as of August 5, 2013, is $3.20 per share.

Future sales of our shares of common stock by our stockholders could cause the market price of our common stock to drop significantly, even if our business is otherwise performing well.

As of August 5, 2013, we had 83,161,328 shares of common stock issued and outstanding, excluding shares of common stock issuable upon exercise of warrants, options or vesting of restricted stock units (“RSUs”). As shares saleable under Rule 144 are sold or as restrictions on resale lapse, the market price of our common stock could drop significantly, if the holders of restricted shares sell them, or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well.

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

Some of our applications are compatible with various mobile operating systems including Android, Blackberry, Sony Ericsson, Symbian, Apple’s iOS, Java, and Windows Mobile operating systems. While Windows Mobile, Blackberry and Android do not support video ringtones natively, our development team has enabled our application to work on many devices which utilize these operating systems. The user base for the video ringtone service is spread out amongst a number of smartphone and feature phone operating systems, with applications on each aforementioned operating system representing less than 5% of the total subscribers to our video ringtone platform. Our Facetones® platform, which represented less than 5% of our revenue for the six month period ended June 30, 2013, is heavily reliant upon our Android devices users. Currently, over 96% of our Facetones® users utilize the Android operating system. In addition, our commercial agreement with ZTE is solely reliant on our ability to maintain our support for the Android operating system. Since these operating systems do not support our applications natively, any significant changes to these operating systems by their respective developers may prevent our application from working properly or at all on these systems. If we are unable to maintain our application on these operating systems or on any other operating systems, users of these operating systems will not be able to use our application, which could adversely affect our business and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1†	Offer letter, dated April 24, 2013, by and between Vringo and Anastasia Nyrkovskaya (incorporated by reference from our Current Report on Form 8-K filed on April 25, 2013)

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management compensatory plan, contract or arrangement.
*	Filed herewith.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August, 2013.

VRINGO, INC.

By:	/s/ Anastasia Nyrkovskaya
Anastasia Nyrkovskaya
Chief Financial Officer
(Principal Financial Officer)

