Form 10-Q
period 2013-09-30
Vringo Inc
filed 2013-11-07
CIK 1410428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 5, 2013, 84,125,738 shares of the registrant’s common stock were outstanding.

VRINGO, INC.

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

  Vringo, Inc. and Subsidiaries
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2013	December 31, 2012
Current assets
Cash and cash equivalents	$40,436	$56,960
Short-term investments	673	—
Accounts receivable	98	151
Prepaid expenses and other current assets	656	318

Total current assets	41,863	57,429

Long-term deposit	46	54
Property and equipment, at cost, net of $119 and $47 accumulated depreciation and amortization, as of September 30, 2013 and December 31, 2012, respectively	249	294
Intangible assets, net	30,360	34,044
Goodwill	65,965	65,965

Total assets	$138,483	$157,786

Current liabilities
Accounts payable and accrued expenses	$4,011	$1,444
Accrued employee compensation	256	398

Total current liabilities	4,267	1,842

Long-term liabilities
Derivative liabilities on account of warrants	4,126	7,612

Commitments and contingencies

Stockholders’ equity
Series A Convertible Preferred stock, $0.01 par value per share; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share 150,000,000 authorized; 84,120,724 and 81,889,226 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	841	819
Additional paid-in capital	186,308	171,108
Deficit accumulated during the development stage	(57,059)	(23,595)

Total stockholders’ equity	130,090	148,332

Total liabilities and stockholders’ equity	$138,483	$157,786

The accompanying notes form an integral part of these consolidated financial statements.

  Vringo, Inc. and Subsidiaries
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,		Cumulative from Inception to September 30,
	2013	2012	2013	2012	2013
Revenue	$50	$266	$1,276	$266	$1,645

Costs and Expenses*
Cost of revenue	6,725	3,415	19,557	5,976	33,630
Research and development	700	997	2,110	997	3,850
Marketing, general and administrative	3,801	6,364	11,806	7,508	23,876
Total operating expenses	11,226	10,776	33,473	14,481	61,356
Operating loss	(11,176)	(10,510)	(32,197)	(14,215)	(59,711)

Non-operating income	30	82	76	82	114
Non-operating expense	(30)	(12)	(76)	(19)	(104)
Gain (loss) on revaluation of derivative warrants	645	7,240	(1,220)	7,240	5,627
Issuance of warrants	—	—	—	—	(2,883)
Loss before taxes on income	(10,531)	(3,200)	(33,417)	(6,912)	(56,957)
Income tax benefit (expense)	(29)	76	(47)	76	(102)

Net loss	$(10,560)	$(3,124)	$(33,464)	$(6,836)	$(57,059)

Basic net loss per common share	$(0.13)	$(0.06)	$(0.40)	$(0.27)	$(1.23)

Diluted net loss per common share	$(0.13)	$(0.18)	$(0.40)	$(0.40)	$(1.26)

Weighted average number of shares used in computing net loss per common share:
Basic:	83,538,767	48,790,819	82,882,405	25,611,159	46,339,586
Diluted:	86,101,857	58,227,100	82,972,082	35,047,440	47,800,063

* Includes stock-based compensation expense, as follows:
Cost of revenue	$298	$318	$894	$318	$1,417
Research and development	177	452	613	452	1,305
Marketing, general and administrative	2,383	4,592	7,468	4,762	14,814
	$2,858	$5,362	$8,975	$5,532	$17,536

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries
(a Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
  (In thousands)

	Common stock	Additional paid-in capital	Deficit accumulated during the development stage	Total
Balance as of June 8, 2011 (Inception)	$—	$—	$—	$—
Issuance of shares of common stock	170	4,975	—	5,145
Stock-based compensation	—	474	—	474
Net loss for the period	—	—	(2,754)	(2,754)
Balance as of December 31, 2011	170	5,449	(2,754)	2,865
Conversion of Series A Preferred Convertible Preferred stock, classified as mezzanine equity	8	68	—	76
Stock-based compensation, including grant of shares to consultants	3	8,084	—	8,087
Recording of equity instruments upon Merger, net of fair value of issued warrants $21,954 and issuance cost of $463	152	54,809	—	54,961
Issuance of warrants	—	2,883	—	2,883
Conversion of Series A Preferred Convertible Preferred stock, classified as equity	201	(201)	—	—
Exercise of warrants	76	22,856	—	22,932
Exercise of stock options	8	501	—	509
Issuance of shares in connection with a financing round, net of issuance cost of $52	96	31,052	—	31,148
Shares issued for acquisition of patents	2	748		750
Issuance of shares in connection with a financing round, net of issuance cost of $39	103	44,859	—	44,962
Net loss for the year	—	—	(20,841)	(20,841)
Balance as of December 31, 2012	819	171,108	(23,595)	148,332
Exercise of stock options and vesting of Restricted Stock Units (“RSU”)	18	955	—	973
Exercise of warrants	4	1,352	—	1,356
Conversion of derivative warrants into equity warrants	—	3,918	—	3,918
Stock-based compensation	—	8,975	—	8,975
Net loss for the period	—	—	(33,464)	(33,464)
Balance as of September 30, 2013	$841	$186,308	$(57,059)	$130,090

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,		Cumulative from Inception to September 30,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(33,464)	$(6,836)	$(57,059)
Adjustments to reconcile net cash flows used in operating activities:
Items not affecting cash flows
Depreciation and amortization	3,856	1,211	6,686
Change in deferred tax assets and liabilities	1	(162)	(57)
Stock-based compensation	8,975	5,532	17,536
Issuance of warrants	—	—	2,883
Assignment of patents	(100)	—	(100)
Change in fair value of warrants	1,220	(7,240)	(5,627)
Exchange rate (gain) losses	11	(6)	19
Changes in current assets and liabilities
Increase in receivables, prepaid expenses and other current assets	(283)	(504)	(517)
Increase in payables and accruals	2,400	2,043	2,856
Net cash used in operating activities	(17,384)	(5,962)	(33,380)
Cash flows from investing activities
Acquisition of property and equipment	(27)	(151)	(244)
Deposit in short-term investments	(673)	—	(673)
Acquisition of patents	—	(22,548)	(25,944)
Decrease (increase) in deposits	8	(46)	(38)
Cash acquired as part of acquisition of Vringo (1)	—	3,326	3,326
Net cash used in investing activities	$(692)	$(19,419)	$(23,573)

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,		Cumulative from Inception to September 30,
	2013	2012	2013
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost of $52	$—	$31,148	$31,148
Proceeds from issuance of common stock, net of issuance cost of $39	—	—	44,962
Repayment of note payable—related party	—	(3,200)	—
Proceeds from issuance of preferred stock	—	—	1,800
Proceeds from issuance of common stock	—	—	5,145
Exercise of stock options	973	171	1,482
Exercise of warrants	566	1,598	12,841
Net cash provided by financing activities	1,539	29,717	97,378
Effect of exchange rate changes on cash and cash equivalents	13	1	11
Increase (decrease) in cash and cash equivalents	(16,524)	4,337	40,436
Cash and cash equivalents at beginning of period	56,960	5,212	—
Cash and cash equivalents at end of period	$40,436	$9,549	$40,436

Supplemental disclosure of cash flows information
Interest paid	—	9	17
Income taxes paid	22	10	32
Non-cash investing and financing transactions
Conversion of Series A preferred stock to common stock shares	—	—	39
Exercise of derivative warrants	790	596	11,447
Non cash acquisition of patents through issuance of common stock shares	—	—	750
Conversion of derivative warrants into equity warrants	3,918	—	3,918
Conversion of Series A Convertible Preferred stock, classified as mezzanine equity, into common stock, prior to the Merger	—	76	76
Conversion of Series A Convertible Preferred stock, classified as mezzanine equity, into common stock, upon Merger	—	1,724	1,724
Conversion of Series A Convertible Preferred stock, classified as equity, into common stock, post-Merger	—	201	201

(1) Cash acquired as part of acquisition of Vringo
Working capital (excluding cash and cash equivalents)			$740
Long term deposit			(8)
Fixed assets, net			(124)
Goodwill			(65,965)
Technology			(10,133)
Fair value of Legal Parent’s shares of common stock and vested $0.01 options			58,211
Fair value of warrants and vested stock options			17,443
Long-term liabilities			3,162

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

Immediately following the Merger, approximately 67.61% of the combined company was owned by I/P stockholders on a fully diluted basis, and as a result of this and other factors, I/P was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Accordingly, the Company’s financial statements for periods prior to the Merger reflect the historical results of I/P, and the Company’s financial statements for all periods from July 19, 2012 reflect the results of the combined company. Unless specifically noted otherwise, as used throughout these consolidated financial statements, the term “Company” refers to the combined company after the Merger, and the business of I/P before the Merger. The terms I/P and Vringo or Legal Parent refer to such entities’ standalone businesses prior to the Merger.

Note 2. Significant Accounting and Reporting Policies

(a) Basis of presentation

The accompanying consolidated financial statements include the accounts of the Legal Parent, I/P and their wholly-owned subsidiaries, and are presented in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2012 included in the Company's Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(d) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include valuation of assets acquired and liabilities assumed as part of the Merger, useful lives of the Company’s tangible and intangible assets, valuation of its October 2012 Warrants and derivative warrants, valuation of stock-based compensation, deferred tax assets and liabilities, income tax uncertainties and other contingencies.

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

(f) Revenue recognition

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

(g) Cost of revenue

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

					Cumulative
					from Inception
	Three months ended September 30,		Nine months ended September 30,		to September 30,
	2013	2012	2013	2012	2013
Basic Numerator:
Net loss attributable to shares of common stock	$(10,560)	$(3,124)	$(33,464)	$(6,836)	$(57,059)
Basic Denominator:
Weighted average number of shares of common stock outstanding during the period	83,450,697	48,437,587	82,757,899	25,493,415	46,229,656
Weighted average number of penny stock options	88,070	353,232	124,506	117,744	109,930
Basic common stock shares outstanding	83,538,767	48,790,819	82,882,405	25,611,159	46,339,586
Basic net loss per common stock share	$(0.13)	$(0.06)	$(0.40)	$(0.27)	$(1.23)

Diluted Numerator:
Net loss attributable to shares of common stock	$(10,560)	$(3,124)	$(33,464)	$(6,836)	$(57,059)
Increase in net loss attributable to derivative warrants	(758)	$(7,240)	$(53)	$(7,240)	$(3,387)
Diluted net loss attributable to shares of common stock:	$(11,318)	$(10,364)	$(33,517)	$(14,076)	$(60,446)

Diluted Denominator:
Basic common shares outstanding	83,538,767	48,790,819	82,882,405	25,611,159	46,339,586
Weighted average number of derivative warrants outstanding during the period	2,563,090	9,436,281	89,677	9,436,281	1,460,477
Diluted common stock shares outstanding	86,101,857	58,227,100	82,972,082	35,047,440	47,800,063
Diluted net loss per common stock share	$(0.13)	$(0.18)	$(0.40)	$(0.40)	$(1.26)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as of September 30 of the applicable period, as they had an anti-dilutive impact:

Both vested and unvested options at $0.96-$5.50 exercise price, to purchase an equal number of shares of common stock of the Company	10,225,387	9,160,429	10,225,387	9,160,429	10,225,387
Unvested penny options to purchase an equal number of shares of common stock of the Company	—	30,250	—	30,250	—
Unvested RSUs to issue an equal number of shares of common stock of the Company	2,411,771	3,126,667	2,411,771	3,126,667	2,411,771
Common stock shares granted, but not yet vested	45,762	108,625	45,762	108,625	45,762
Warrants to purchase an equal number of shares of common stock of the Company	15,829,262	12,814,533	18,289,611	12,814,533	15,115,357
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share:	28,512,182	25,240,504	30,972,531	25,240,504	27,798,277

  Note 3. Intangible Assets

	As of September 30, 2013	As of December 31, 2012	Weighted average amortization period (years)
Acquired technology (see Note 5)	$10,133	$10,133	6.0
Patents	26,794	26,694	8.5
Total	36,927	36,827

Less: accumulated amortization	(6,567)	(2,783)
	$30,360	$34,044

In June 2011, prior to the Merger, the Company’s subsidiary acquired patents from Lycos, Inc. The gross carrying amount of those patents is comprised of the original purchase price of $3,200 and $196 of associated patent acquisition costs.

In August 2012, the Company purchased from Nokia Corporation a portfolio consisting of various patents and patent applications. The portfolio encompasses a broad range of technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. The total consideration paid for the portfolio was $22,000. In addition, the Company capitalized certain costs related to the acquisition of patents in the total amount of $548. Under the terms of the purchase agreement, to the extent that the gross revenue generated by such portfolio exceeds $22,000, the Company is obligated to pay a royalty of 35% of such excess. The Company has not recorded any amounts in respect of this contingent consideration, as both the amounts of future potential revenue, if any, and the timing of such revenue cannot be reliably estimated.

In October 2012, the Company’s subsidiary entered into an additional patent purchase agreement. As partial consideration, the Company issued 160,600 shares of common stock to the seller with a fair value of $750. In addition, under the terms of the purchase agreement, 20% of the gross revenue collected will be payable to the seller as a royalty. The Company has not recorded any amounts in respect of this contingent consideration, as both the amounts of future potential revenue, if any, and the timing of such revenue cannot be reliably estimated.

During the three and nine month periods ended September 30, 2013, the Company recorded amortization expense of $1,269 and $3,784, respectively. During the three and nine month periods ended September 30, 2012, the Company recorded amortization expense of $880 and $1,190, respectively. During the period from June 8, 2011 (“Inception”) through September 30, 2013, total amortization expense of $6,567 was recorded. Estimated amortization expense for each of the five succeeding years, based upon intangible assets owned at September 30, 2013 is as follows:

Period ending December 31,	Amount
2013 (three months ending December 31, 2013)	$1,257
2014	5,009
2015	5,009
2016	4,618
2017 and thereafter	14,467
$30,360

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

The Company measures its derivative liabilities at fair value. The Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and majority of Series 1 Warrants (as they are defined in Note 6) are classified within Level 3 because they are valued using the Black-Scholes-Merton and the Monte-Carlo models (as these warrants include down-round protection clauses), which utilize significant inputs that are unobservable in the market.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair-value hierarchy within which those measurements fall:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
Derivative liabilities on account of warrants	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of September 30, 2013	$4,126	—	—	$4,126
As of December 31, 2012	$7,612	—	—	$7,612

In addition to the above, the Company’s financial instruments at September 30, 2013 and December 31, 2012 consisted of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and long term deposits. The carrying amounts of all the aforementioned financial instruments approximate fair value. The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) during the period from Inception through September 30, 2013:

Level 3
Balance at Inception	$—
Balance at December 31, 2011	—
Derivative warrants issued to I/P’s shareholders in connection with the Merger, July 19, 2012	21,954
Fair value of derivative warrants issued by Legal Parent	3,162
Fair value adjustment, prior to exercise of warrants, included in statement of operations	156
Exercise of derivative warrants	(10,657)
Fair value adjustment at end of period, included in statement of operations	(7,003)
Balance at December 31, 2012	7,612
Net impact of removal of down-round clause in Series 1 Warrant (see Note 6)	(2,300)
Fair value adjustment, prior to exercise of warrants, included in statement of operations	15
Exercise of derivative warrants	(790)
Fair value adjustment at end of period, included in statement of operations	(411)
Balance at September 30, 2013	$4,126

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

Description	Valuation technique	Unobservable inputs	Range
		Volatility	51.91% – 57.04%
		Risk free interest rate	0.16% – 0.98%
Special Bridge Warrants, Conversion Warrants,	Black-Scholes-Merton and the	Expected term, in years	1.24 – 3.80
Preferential Reload Warrants and the derivative Series 1 Warrants	Monte-Carlo models	Dividend yield	0%
		Probability and timing of down-round triggering event	5% occurrence in December 2013

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

Note 5. Business Combination

On July 19, 2012, I/P consummated the Merger with the Legal Parent, as also described in Note 1. The consideration consisted of various equity instruments, including: shares of common stock, preferred stock, options and warrants. The purpose of the Merger was to increase the combined company's intellectual property portfolio and array of products, to gain access to capital markets, among other reasons. Upon completion of the Merger, (i) all then outstanding 6,169,661 common stock shares of I/P, par value $0.0001 per share, were exchanged for 18,617,569, shares of the Company’s common stock, par value $0.01 per share, and (ii) all then outstanding shares of Series A Convertible Preferred Stock of I/P, par value $0.0001 per share, were exchanged for 6,673 shares of the Legal Parent’s Series A Convertible Preferred Stock, par value $0.01 per share, which shares were convertible into 20,136,445 shares of common stock of the Legal Parent. In addition, the Legal Parent issued to the holders of I/P capital stock an aggregate of 15,959,838 warrants to purchase an aggregate of 15,959,838 shares of the Company’s common stock with an exercise price of $1.76 per share. The Company recorded such warrants as a derivative long-term liability in the total amount of $21,954. In addition, all outstanding and unexercised options to purchase I/P common stock, whether vested or unvested, were converted into 41,178 options to purchase the Company’s common stock. Immediately following the completion of the Merger, the former stockholders of I/P owned approximately 55.04% of the outstanding common stock of the combined company (or 67.61% of the outstanding shares of the Company’s common stock, calculated on a fully diluted basis), and the Legal Parent’s stockholders prior to the Merger owned approximately 44.96% of the outstanding common stock of the combined company (or 32.39% of the outstanding shares of its common stock calculated on a fully diluted basis). For accounting purposes, I/P was identified as the accounting “acquirer”, as it is defined in FASB Topic ASC 805. The total purchase price of $75,654 was allocated to the assets acquired and liabilities assumed of the Legal Parent. Registration and issuance cost, in the total amount of $463, was recorded against the additional paid-in capital.

Allocation of purchase price
Current assets, net of current liabilities	$2,586
Long-term deposit	8
Property and equipment	124
Technology	10,133
Goodwill	65,965
Total assets acquired, net	78,816

Fair value of outstanding warrants granted by Legal Parent prior to the Merger, classified as a long-term derivative liability	(3,162)
Total liabilities assumed, net	(3,162)

75,654
Measurement of consideration:
Fair value of vested stock options granted to employees, management and consultants, classified as equity	7,364
Fair value of outstanding warrants granted by the Legal Parent prior to the Merger, classified as equity	10,079
Fair value of Vringo shares of common stock and vested penny options granted to employees, management and consultants	58,211
Total estimated purchase price	$75,654

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

	Cumulative from Inception to September 30, 2013		Nine month period ended September 30, 2012		Three month period ended September 30, 2012
	Revenue	Net Loss	Revenue	Net Loss	Revenue	Net Loss
Total amount	$2,285	$(73,855)	$487	$(18,298)	$281	$(6,632)

The pro forma adjustment consists of amortization of acquired technology. The amortization, for the period from Inception through September 30, 2013 would have been $3,964. The amortization for the three and nine month period ended September 30, 2012 would have been $422 and $1,267, respectively. The above pro forma disclosure excludes the possible impact of valuation of equity and derivative instruments valued in connection with the Merger.

Note 6. Stockholders’ Equity

Pre-Merger common stock share amounts and balance sheet disclosures were retrospectively restated to reflect Vringo’s equity instruments after the Merger.

(a) Common Stock

The following table summarizes information about the Company's issued and outstanding common stock from Inception through September 30, 2013:

Shares of common stock
Balance as of June 8, 2011 (Inception)	—
Grant of shares at less than fair value to officers, directors and consultants	8,768,014
Issuance of shares of common stock	8,204,963
Balance as of December 31, 2011	16,972,977
Conversion of Series A Preferred Convertible Preferred stock, classified as mezzanine equity	890,192
Grant of shares to consultants	265,000
Legal Parent’s shares of common stock, recorded upon Merger	15,206,118
Exercise of 250,000 warrants, issued and exercised prior to the Merger	754,400
Post-Merger exercise of warrants	6,832,150
Exercise of stock options and vesting of RSUs	726,346
Conversion of Series A Preferred Convertible Preferred stock, classified as equity	20,136,445
Issuance of shares of common stock in connection with $31,148 received in a private financing round, net of issuance cost of $52	9,600,000
Issuance of shares of common stock in connection with $44,962 received in a private financing round, net of issuance cost of $39	10,344,998
Shares issued for acquisition of patents, see Note 3	160,600
Balance as of December 31, 2012	81,889,226
Exercise of warrants	421,493
Exercise of stock options and vesting of RSUs	1,810,005
Balance as of September 30, 2013	84,120,724

(b) Equity Incentive Plan

In August 2011, I/P adopted its 2011 Equity and Performance Incentive Plan (the “I/P 2011 Plan”). The I/P 2011 Plan provided for the issuance of stock options and restricted stock to the Company’s directors, employees and consultants. Cancelled, expired or forfeited grants may be reissued under the I/P 2011 Plan. The number of shares available under I/P 2011 Plan was subject to adjustments for certain changes. Following the Merger with the Legal Parent, the I/P 2011 Plan was assumed by the Company.

On July 19, 2012, following the Merger with the Legal Parent, the Company’s stockholders approved the 2012 Employee, Director and Consultant Equity Incentive Plan (“2012 Plan”), replacing the existing 2006 Stock Option Plan of the Legal Parent, and the remaining 9,100,000 authorized shares thereunder were cancelled. The Company’s 2012 Plan was approved in order to ensure full compliance with legal and tax requirements under U.S. law. The number of shares subject to the 2012 Plan is the sum of: (i) 15,600,000 shares of common stock, which constitutes 6,500,000 new shares and 9,100,000 previously authorized but unissued shares under the 2006 Stock Option Plan and (ii) any shares of common stock that are represented by awards granted under the Legal Parent’s 2006 Stock Option Plan that are forfeited, expired or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company, or the equivalent of such number of shares after the administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the 2012 Plan; provided, however, that no more than 3,200,000 shares shall be added to the 2012 Plan. As of September 30, 2013, 4,802,211 shares were available for future grants under the 2012 Plan.

(c) Stock options and RSUs

The following table illustrates the common stock options granted for the nine month period ended September 30, 2013:

Title	Grant date	No. of options	Exercise price	Share price at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees	January-September 2013	3,090,833	$2.85-$3.24	$2.85-$3.24	Over 0.67-3 years	Volatility	61.93%-70.51%
						Risk free interest rate	0.85%-2.06%
						Expected term, in years	5.71-10.00
						Dividend yield	0.00%
Consultants	January-June 2013	132,500	$2.90-$3.30	$2.90-$3.30	Over 0-2.5 years	Volatility	63.87%-65.96%
						Risk free interest rate	2.16%-2.62%
						Remaining expected term, in years	9.25-9.75
						Dividend yield	0.00%

The following table illustrates the RSUs granted for the nine month period ended September 30, 2013:

Title	Grant date	No. of RSUs	Exercise price	Share price at grant date	Vesting terms

Management, directors and employees	February-May 2013	656,250	—	$2.95-$3.18	Over 0.67-3 years

Consultants	January 2013	33,000	—	$3.26	Over 0.75 years

Certain options granted to officers, directors and certain key employees are subject to acceleration of vesting of 75% - 100% (according to the agreement signed with each optionee), upon a subsequent change of control.

The following table summarizes information about RSU and stock option activity for the nine month period ended September 30, 2013:

	RSUs		Options
	No. of RSUs	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding at January 1, 2013	3,125,000	$3.72	9,149,105	$3.33	$0.01 – $5.50	$2.57
Granted	689,250	$3.17	3,223,333	$3.14	$2.85 – $3.30	$2.22
Vested/Exercised	(1,092,270)	$3.62	(717,735)	$1.36	$0.01 – $3.18	$2.96
Forfeited	(310,209)	$3.66	(417,821)	$3.51	$0.01 – $5.50	$2.44
Expired	—	—	(954,868)	$5.04	$0.01 – $5.50	$1.58
Outstanding at September 30, 2013	2,411,771	$3.61	10,282,014	$3.24	$0.01 – $5.50	$2.53
Exercisable at September 30, 2013	—	—	5,099,098	$3.04	$0.01 – $5.50

The Company cumulatively did not create tax benefits related to its stock-based compensation due to a full valuation allowance.

(d) Warrants

The following table summarizes information about warrant activity for the nine month period ended September 30, 2013:

	No. of warrants	Weighted average exercise price	Exercise price range
Outstanding at January 1, 2013	18,863,261	$3.11	$0.94 – $5.06
Exercised	(421,493)	$1.34	$0.94 – $1.76
Outstanding at September 30, 2013	18,441,768	$3.15	$0.94 – $5.06

The Company’s outstanding warrants consisted of the following:

(1) Series 1 and Series 2 Warrants

As part of the Merger, on July 19, 2012, the Legal Parent issued to I/P’s stockholders 8,299,115 warrants at an exercise price of $1.76 per share and contractual term of 5 years (“Series 1 Warrant”). These warrants bear down-round protection clauses and as a result, they were initially classified as a long-term derivative liability and recorded at fair value. In addition, I/P’s stockholders received another 7,660,722 warrants at an exercise price of $1.76 per share and contractual term of 5 years (“Series 2 Warrant”). As the Series 2 Warrants do not have down-round protection clauses, they were classified as equity.

As part of the issuance of October 2012 Warrants, the down-round protection clause in 2,173,852 then outstanding Series 1 Warrants was removed. Because such warrants were no longer subject to down-round protection they were re-measured at fair value and classified as equity instruments. The overall impact of the removal of the down-round warrant protection, which was not material, was recorded during the nine month period ended September 30, 2013. As a result, during the nine month period ended September 30, 2013 the Company recorded an additional non-operating expense of $1,617, and re-classified $3,918 from derivative liabilities on account of warrants to stockholders’ equity.

During the nine month period ended September 30, 2013, 152,157 Series 1 Warrants and 45,190 Series 2 Warrants were exercised. From Inception and through September 30, 2013, 4,807,257 Series 1 Warrants and 1,326,060 Series 2 Warrants were exercised.

(2) Conversion Warrants, Special Bridge Warrants and Reload Warrants

On July 19, 2012, the date of the Merger, Legal Parent’s outstanding warrants included: (i) 148,390 derivative warrants, at an exercise price of $0.94 per share, with a remaining contractual term of 2.44 years (the “Special Bridge Warrants”); (ii) 101,445 derivative warrants, at an exercise price of $0.94 per share, with a remaining contractual term of 2.44 years (the “Conversion Warrants”); (iii) 887,330 derivative warrants, at an exercise price of $1.76 per share, with a remaining contractual term of 4.55 years (the “Preferential Reload Warrants”); and (iv) 814,408 warrants, classified as equity, at an exercise price of $1.76 per share, with a remaining contractual term of 4.55 years (the “non-Preferential Reload Warrants”). During both the nine month period ended September 30, 2013, and from Inception through September 30, 2013, 127,192 Special Bridge Warrants and 86,954 Conversion Warrants were exercised. During the nine month period ended September 30, 2013, 10,000 non-Preferential Reload Warrants were exercised. From Inception and through September 30, 2013, 179,520 non-Preferential Reload Warrants and 726,721 Preferential Reload Warrants were exercised.

(3) Initial Public Offering Warrants

Upon completion of its initial public offering, in June 2010, the Legal Parent issued 4,784,000 warrants at an exercise price of $5.06 per share. These warrants are publicly traded and are exercisable until June 21, 2015, at an exercise price of $5.06 per share. As of September 30, 2013, all of these warrants were outstanding and classified as equity instruments.

(4) October 2012 Warrants

On October 12, 2012, the Company entered into an agreement with certain of its warrant holders, pursuant to which, on October 23 and 24, 2012, the holders exercised in cash 3,721,062 of their outstanding warrants, with an exercise price of $1.76 per share. In exchange, the Company granted such warrant holders unregistered warrants of the Company to purchase an aggregate of 3,000,000 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $5.06 per share (the “October 2012 Warrants”). The contractual life of these warrants is 2.66 years and because such warrants do not bear any down-round protection clauses they were classified as equity instruments. October 2012 Warrants were valued using the following assumptions: volatility: 68.1%, share price: $3.50-$3.77, risk free interest rate: 0.724% and dividend yield: 0%. The fair value of warrants issued in exchange for the exercise of the Company’s derivative warrants was accounted for as an inducement, therefore an amount of $2,883, was recorded as a non-operating expense. As of September 30, 2013, all October 2012 warrants were outstanding.

Note 7. Revenue from Settlement and Licensing Agreement

On May 30, 2013, the Company’s subsidiary entered into a settlement and license agreement with Microsoft Corporation to resolve its patent litigation pending in the U.S. District Court for the Southern District of New York (I/P Engine, Inc. v. Microsoft Corporation, Case No. 1:13-cv-00688 (SDNY)). According to the agreement, Microsoft Corporation paid the Company $1,000 and agreed to pay 5% of any future amount Google pays for its use of the patents acquired from Lycos. The parties also agreed to a limitation on Microsoft Corporation's total liability, which would not impact the Company unless the amounts received from Google substantially exceed the judgment previously awarded. In addition, the parties also entered into a patent assignment agreement, pursuant to which Microsoft Corporation assigned six patents to I/P Engine. The assigned patents relate to telecommunications, data management, and other technology areas.

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

From October 2012 through October 7, 2013, the Company’s subsidiaries filed patent infringement lawsuits against the subsidiaries of ZTE Corporation in the United Kingdom, France, Germany and Australia and against ASUSTeK Computer, Inc. and ASUS Computer GmbH in Germany.

In such jurisdictions, an unsuccessful plaintiff may be required to pay a portion of the other party’s legal fees. Pursuant to negotiation with ZTE’s United Kingdom subsidiary, the Company placed two guarantees, in November 2012 and May 2013, to ensure payment should a liability by Vringo Infrastructure arise as a result of the two cases it filed. Defendants estimated the total possible liability to be no more than $2,900 for each case.

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

(b)   Leases

The Company has entered into various operating lease agreements. Rent expense, which is primarily for its office spaces, for the nine month periods ended September 30, 2013 and 2012, was $175 and $62, respectively. Rent expense for the three month periods ended September 30, 2013 and 2012 was $68 and $40, respectively. The cumulative expense for the period from Inception until September 30, 2013, was $306.

Future minimum lease payments under non-cancelable operating leases for office space, as of September 30, 2013, are as follows:

Period ending December 31,	Amount
2013 (three months ending December 31, 2013)	$56
2014	179
2015	104
$339

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

We are a development stage company. From the inception of I/P on June 8, 2011 (“Inception”) to date, we have raised approximately $97,378,000. These amounts have been used to finance our operations, as until now, we have not yet generated any significant revenues. From Inception through September 30, 2013, we recorded losses of approximately $57,059,000 and net cash used in operations was approximately $33,380,000. Our average monthly use of cash from operations for the nine month period ended September 30, 2013 was approximately $1,931,000. This is not necessarily indicative of the future use of our working capital.

Intellectual Property

Search Patents

Upon Inception in June 2011, I/P acquired its initial patent assets from Lycos, Inc. (“Lycos”) through its wholly-owned subsidiary, I/P Engine, Inc. Such assets were comprised of eight patents relating to information filtering and search technologies. As one means of realizing the value of the patents acquired from Lycos, on September 15, 2011, I/P initiated (through its wholly-owned subsidiary I/P Engine) litigation in the United States District Court, Eastern District of Virginia, against AOL Inc. (“AOL”), Google, Inc. (“Google”), IAC Search & Media, Inc. (“IAC”), Gannett Company, Inc. (“Gannett”), and Target Corporation (“Target”) (collectively, the “Defendants”) for infringement regarding two of the patents acquired from Lycos (U.S. Patent Nos. 6,314,420 and 6,775,664) (collectively the “Patents”). The case number is 2:11 CV 512-RAJ/FBS. The court docket for the case, including the parties’ briefs, is publicly available on the Public Access to Court Electronic Records website (“PACER”), www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts.

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

On March 15, 2012, Google submitted a request to the USPTO for ex parte reexamination of certain claims of U.S. Patent No. 6,314,420. On July 18, 2012, the USPTO issued a determination ordering a reexamination. On September 25, 2012, the USPTO issued a first, non-final office action where it adopted the rejections proposed by Google. Our response was filed on November 26, 2012. A final, appealable office action maintaining the rejections was mailed on May 3, 2013. An interview was held with the Examiner and on July 3, 2013 we filed a response. On September 13, 2013, the USPTO issued a certificate confirming that all of the claims in the '420 patent challenged by Google remain valid and unchanged. On September 20, 2013, the USPTO ordered a second reexamination of certain claims of the '420 patent based on a reference not relied upon by Google in the first reexamination. To date, the USPTO has not determined whether to reject the claims of the '420 patent.

On November 20, 2012, Google submitted a request to the USPTO for ex parte reexamination of certain claims of U.S. Patent No. 6,775,664 based on four prior art references. On January 17, 2013, the USPTO ordered reexamination based on only one of the four references submitted by Google. On February 8, 2013, Google filed a second request for reexamination based on the three references not adopted by the USPTO in the first proceeding. On March 7, 2013, the USPTO ordered a second reexamination proceeding. On May 10, 2013, the USPTO issued a first, non-final office action in the first reexamination. On June 13, 2013, the USPTO decided to merge the two reexamination proceedings. On June 25, 2013, the May 10 office action was rescinded and a new non-final office action was issued, rejecting the challenged claims based on two of the four references originally cited by Google. Our response was timely filed on August 26, 2013. An interview was subsequently held with the Examiner on September 16, 2013. On November 5, 2013, the USPTO mailed a notice that it will issue a certificate confirming that all of the claims in the 6,775,664 patent challenged by Google remain valid and unchanged.

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

As one of the means of realizing the value of the patents on telecom infrastructure, our wholly-owned subsidiaries, Vringo Infrastructure, Inc. (“Vringo Infrastructure”) and Vringo Germany GmbH (“Vringo Germany”) have filed a number of suits in European jurisdictions and in Australia, alleging infringement of certain U.S., European and Australian patents.

ZTE

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

On November 15, 2012, Vringo  Germany filed a suit in the Mannheim Regional Court in Germany, alleging infringement of European Patent (DE) 1,212,919. The litigation was expanded to include a second patent on February 21, 2013, alleging infringement of European Patent (DE) 1,186,119. At the Mannheim Court’s request, both cases were scheduled to be heard on the same day, October 15, 2013. On October 9, 2013, Vringo Germany was notified that the hearing on infringement that was scheduled for October 15, 2013 will now take place on November 12, 2013. On November 4, 2013, Vringo filed a further brief in the 1,212,919 proceedings introducing an additional independent patent claim and asserting infringement by ZTE eNode B infrastructure equipment used in 4G networks. In light of the additional products accused, the court has moved the hearing date for the 1,212,919 case to early next year, while the 1,186,119 case will still be heard on November 12, 2013.

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

On February 14, 2013, ZTE filed a nullity suit with respect to European Patent (DE) 1,212,919 in the Federal Patents Court, Munich, Germany, alleging invalidity of the patent. Vringo filed its responsive pleading on July 25, 2013 and Vringo received ZTE’s responsive pleading on September 13, 2013. The Court has not set a deadline for Vringo’s next brief. Trial in the nullity suit has not been scheduled and is not anticipated before July 1, 2014.

On May 3, 2013, ZTE filed a nullity suit with respect to European Patent (DE) 1,186,119 in the Federal Patents Court in Munich, Germany. Vringo filed its intent to defend the validity of the patent on July 11, 2013. Vringo’s first responsive pleading is due on November 11, 2013. Trial in the nullity suit has not been scheduled and is not anticipated before July 1, 2014.

On September 13, 2013, Vringo Germany filed a suit in the Regional Court of Düsseldorf, alleging infringement of European Patent (DE) 0,748,136. Complaints in this action were filed against both ZTE Germany and ZTE China. A case management hearing is scheduled to take place on December 3, 2013.

In November and December 2012, ZTE initiated invalidity proceedings in China against Chinese Patents ZL00806049.5; ZL 00812876.6; and ZL200480044232.1, before the Patent Reexamination Board of the Patent Office of the People’s Republic of China. These patents are the Chinese equivalents of European Patents 1,212,919; 1,166,589; and 1,808,029. Vringo Infrastructure filed responses to these actions in January and February 2013. The oral hearing for ZL200480044232.1 (equivalent to European Patent 1,808,029) occurred on April 10, 2013. On July 3, 2013, our patent rights were upheld. We are currently awaiting information as to whether or not ZTE will appeal this decision. An oral hearing for ZL00806049.5 (equivalent to European Patent 1,166,589) occurred on May 9, 2013 and a ruling is still pending.

On March 29, 2013, Vringo Infrastructure filed a patent infringement lawsuit in France against ZTE, China and its French subsidiary, ZTE France SASU, in the Tribunal de Grande Instance de Paris, alleging infringement of the French part of European Patents 1,186,119 and 1,221,212 by ZTE devices, which are believed to fall within the scope of these patents. Vringo Infrastructure filed the lawsuit based on particular information uncovered during a seizure to obtain evidence of infringement, known as a saisie-contrefaçon, which was executed at two of ZTE's facilities in France.

French litigations follow a similar filing structure to German litigations (save that validity is not separated from infringement), with each side typically allotted two filings on the merits. Scheduling conferences occurred on June 25 and 27, 2013. The oral hearing in relation to European Patents (FR) 1,186,119 and 1,221,212 has been scheduled to take place on December 8, 2014 before the 3rd division of the 3rd chamber of the Tribunal de Grande Instance de Paris (specializing in IP matters). ZTE filed its first responsive pleading on the merits on October 29, 2013 and held a third scheduling conference on that same date. Subsequent pleadings are due for us on February 4, 2014 and for ZTE on May 20, 2014. The closing of the proceeding is set for June 10, 2014 and the oral hearing has been scheduled for December 8, 2014.

On June 11, 2013, Vringo Infrastructure filed a patent infringement lawsuit against ZTE (Australia) Pty Ltd. (ZTE Australia), an Australian subsidiary of ZTE Corporation. The lawsuit filed in the Federal Court of Australia in the New South Wales registry, alleges infringement by ZTE Australia of Australian Standard Patents AU 2005/212,893 and AU 773,182. The proceeding has been assigned Case No. NSD1010/2013. The patents in suit relate to telecommunications infrastructure equipment and mobile devices. The pleadings were completed on October 21, 2013 and a further directions conference (similar to a US Rule 16 conference) was held on November 4, 2013. We currently anticipate that the Court will set a trial date in the second half of 2014.

On September 6, 2013, Vringo Infrastructure filed a preliminary inquiry order against ZTE entities Sociedad Anonima de Comunicaciones Zhong Xing ZTE Corporation, Sucursal en Espana, and ZhongXing Corporation, S.L. in the Commercial Court of Madrid, Spain, requiring the respondent companies to provide discovery relating to alleged infringement of Spanish Patent 2220484 (EP (ES) 1,186,119). ZTE refused service of the preliminary inquiry order and failed to oppose the order by the deadline of September 16, 2013. The Court will hold a hearing on November 11, 2013, at which time the respondent companies must produce financial, commercial, bank, and customs documents related to sales of certain ZTE base station products.

ASUS

On October 4, 2013, Vringo Germany filed a patent infringement lawsuit against ASUSTeK Computer, Inc. and ASUS Computer GmbH. The lawsuit, filed in the Düsseldorf Regional Court, alleges infringement of European Patent (DE) 0,748,136. The patent in suit relates to devices, including those with hotspot functionality, that provide data services between two different wireless/cellular networks. The schedule hearing for the rest of the case is set for December 3, 2013. The patent in suit relates to devices, including those with hotspot functionality, that provide data services between two different wireless/cellular networks. The schedule hearing for the rest of the case is set for December 3, 2013.

ADT/Tyco

On September 12, 2013, Vringo Infrastructure filed a patent infringement lawsuit against The ADT Corporation, ADT LLC, ADT Security Services, Inc., and Tyco Integrated Security, LLC in the United States District Court for the Southern District of Florida. The lawsuit alleges infringement of U.S. Patent No. 6,288,641, entitled "Assembly, and Associated Method, for Remotely Monitoring a Surveillance Area".

Mobile Social Applications

We have developed a platform for the distribution of mobile applications which enable direct to consumer and business-to-business delivery models. We continue to leverage these technologies and integrate these tools with mobile operators, content providers, and handset manufacturers.

Our Video Ringtone product, a client-server based suite of mobile tools, enables users to create, download and share video ringtones and provides our business partners with a consumer-friendly and easy-to-integrate monetization platform. The standard revenue model for our video ringtone service offered through the carriers is a subscription-based model where users pay a monthly fee for access to our service and additional fees for premium content. Our free version has been released as an advertisement-supported application on the Google Play marketplace and is available in markets where we have not entered into commercial arrangements with carriers or other partners. As of September, 2013, we have commercial video ringtone services with nine carriers and partners across the Middle East, Asia, India, Africa, and Europe.

Our Vringo mobile application also functions as a standalone direct-to-consumer offering and has been white labeled for media brands and entertainment companies, including two new partnerships established in the third quarter of 2013, with customers in the USA for custom versions of our Video Ringtone app.

Our Facetones® social ringtone application generates social visual ringtone content automatically by aggregating and displaying a user’s friends’ pictures from social networks and then enhancing the standard ringtone and ringback tone with visual and video displays and functions. The product is available to consumers on several operating systems, most notably Android, and is delivered in various configurations, with a variety of monetization methods. We have developed several updated and customized versions of Facetones, including a version for Android which includes post-call engagement and advertising as well as our most recent release in partnership with Nokia’s Asha Full Touch 311 devices which launched in the second quarter of 2013 and exceeded 250,000 downloads in the third quarter. As of September 30, 2013, the Facetones® app reached over 2,000,000 downloads across all platforms. In the second quarter of 2013, the Facetones® app generated over 10,000,000 mobile impressions. Facetones® is furnished directly to consumers via leading mobile application stores and download sites, and offers revenue models ranging from advertising, licensing, and custom development projects.

Merger
The accompanying unaudited financial statements include the accounts of I/P, Legal Parent and their wholly-owned subsidiaries, and are presented in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements include the results of operations of I/P and subsidiaries for all periods presented, with the results of operations of the Legal Parent and its subsidiaries for the period from July 19, 2012 (the effective date of the Merger) through September 30, 2013. Moreover, common stock amounts presented for comparative periods differ from those previously presented by I/P, due to application of accounting requirements applicable to a reverse acquisition.

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

We continue to develop our products and partner with various with mobile operators and content providers. Our mobile solution, which encompasses a suite of mobile and PC-based tools, enables users to create, download and share video ringtones and provides our business partners with a consumer-friendly and easy-to-integrate monetization platform. Our Vringo video ringtone mobile app also functions as a standalone direct-to-consumer offering. Separately, we seek to continue to expand the distribution of our free, ad-supported, mobile application. We believe that our core technology and business relationships will allow us to distribute applications and services through mobile operators, handset makers, and application storefronts. In addition to the innovation contained in our mobile operations, we have begun a focused effort in the cognitive radio space, in order to leverage our existing intellectual capital, as well as partner with select innovators to create an efficient and effective research and development program in this cutting edge technology. We are also actively mining our portfolio for additional avenues through which we can effectively develop significant and useful technology.

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

Cost of revenue

Cost of revenue mainly includes the costs and expenses incurred in connection with our patent licensing and enforcement activities, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third parties, the amortization of patent-related acquisition costs and of the acquired technology, the value to which was allocated upon consummation of the Merger. Cost of revenue also includes third party expenses directly related to providing our service in launched markets. Cost of revenue does not include expenses related to product development, integration and support, as these costs are included in research and development.

Research and development expenses

Research and development expenses consist primarily of the cost of our development and operations personnel, as well as of the cost of outsourced development services.

Marketing, general and administrative expenses

Marketing, general and administrative expenses include marketing, management and administrative personnel, public and investor relations, advertising, overhead/office cost and various professional fees, as well as insurance, depreciation and amortization.

Non-operating income (expenses)

Non-operating income (expenses) includes transaction gains (losses) from foreign exchange rate differences, interest on deposits, bank charges, as well as fair value adjustments of derivative liabilities on account of the Preferential Reload Warrants, Special Bridge Warrants, Series 1 Warrants and the Conversion Warrants. The value of such derivative liabilities is highly influenced by assumptions used in its valuation, as well as by our stock price at the period end (revaluation date).

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

Our subsidiary in Israel generates net taxable income from services it provides to us. It charges us for research, development, certain management and other services provided to us, plus a profit margin on such costs, which is currently 8%. In the zone where the production facilities of the subsidiary in Israel are located, the statutory tax rate is 12.5% in 2013 and expected to be 16% thereafter.

Results of Operations

Three and nine month periods ended September 30, 2013 compared to the three and nine month periods ended September 30, 2012 and the development stage period (cumulative from Inception through September 30, 2013)

Revenue

	Three months ended September 30,			Nine months ended September 30,			Cumulative from Inception through September 30,
	2013	2012	Change	2013	2012	Change	2013

Revenue	$50,000	$266,000	$(216,000)	$1,276,000	$266,000	$1,010,000	$1,645,000

Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012

During the three month period ended September 30, 2013, we recorded total revenues of $50,000 compared to $266,000 in the third quarter of 2012. The revenue recorded in the third quarter of 2013 consisted solely of subscription and content based revenue generated by Vringo mobile business compared to subscription and content sales based revenue of $76,000 in the third quarter of 2012 which represents Vringo mobile revenue from July 19, 2012, the date of the Merger, through September 30, 2012. In addition, in the third quarter of 2012, the recognized revenue consisted of: (i) revenue from a development project with Nokia of $90,000 and (ii) proceeds from partial settlement with AOL in the total amount of $100,000.

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012

During the nine month periods ended September 30, 2013 and 2012, we recorded total revenues of $1,276,000 and $266,000, respectively. The increase was primarily due to a license and settlement agreement entered into with Microsoft, as disclosed in Note 7 to our accompanying consolidated financial statements. The increase was partially offset by revenue recorded in 2012 comprising of (i) revenue from a development project with Nokia of $90,000 and (ii) proceeds from partial settlement with AOL in the total amount of $100,000.

From Inception Through September 30, 2013

 From Inception through September 30, 2013, total revenue amounted to $1,645,000. Cumulative revenue consisted of: (i) license and settlement agreement with Microsoft, (ii) subscription and content sales based revenue of $345,000, which represents Vringo mobile revenue from July 19, 2012, (iii) revenue from a development project with Nokia of $100,000 which was completed in 2012, and (iv) $100,000 from partial settlement with AOL entered into in the third quarter of 2012.

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

Cost of revenue

	Three months ended September 30,			Nine months ended September 30,			Cumulative from Inception through September 30,
	2013	2012	Change	2013	2012	Change	2013

Cost of services provided	$23,000	$18,000	$5,000	$73,000	$18,000	$55,000	$120,000
Amortization of intangibles	$1,276,000	$878,000	$398,000	$3,800,000	$1,189,000	$2,611,000	$6,583,000
Operating legal	$5,426,000	$2,519,000	$2,907,000	$15,684,000	$4,769,000	$10,915,000	$26,927,000

Total	$6,725,000	$3,415,000	$3,310,000	$19,557,000	$5,976,000	$13,581,000	$33,630,000

Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012

During the three month period ended September 30, 2013, our cost of revenue was $6,725,000, which represents an increase of $3,310,000 (97%) from cost of revenue recorded for the three month period ended September 30, 2012. The increase in cost of revenue, compared to the third quarter of 2012, was mainly related to significant consulting and litigation costs, ($5,127,000, compared to $2,201,000 in the third quarter of 2012), mainly related to the commenced legal proceedings against ZTE, as well as increased amortization expenses related to patents acquired ($851,000, compared to $540,000 in the third quarter of 2012), and amortization of acquired Vringo technology, the value to which was allocated upon consummation of the Merger ($425,000, compared to $338,000 in the third quarter of 2012).

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012

During the nine month period ended September 30, 2013, our cost of revenue was $19,557,000, which represents an increase of $13,581,000 (227%) from cost of revenue recorded for the nine month period ended September 30, 2012. The increase in cost of revenue was mainly related to increased amortization expenses related to patents acquired ($2,538,000, compared to $852,000 in 2012), as well as due to amortization of acquired Vringo technology, the value to which was allocated upon consummation of the Merger ($1,262,000, compared to $338,000 in 2012). In addition, we incurred significant consulting and litigation costs, ($14,790,000, compared to $4,451,000 in 2012), mainly related to the more recently commenced legal proceedings against ZTE, and non-cash, stock-based compensation costs ($894,000, compared to $318,000 in 2012).

From Inception Through September 30, 2013

From Inception through September 30, 2013, cost of revenue expenses amounted to $33,630,000. Of this amount, $120,000 was attributed to the cost of Vringo mobile products, $1,417,000 to non-cash, stock-based compensation expense, $2,025,000 was attributed to amortization of the acquired technology, $25,510,000 was attributed to operating legal expenses, mainly related to our patent monetization efforts and $4,542,000 was attributed to patent amortization.

We expect that our cost of revenue will increase over time, as we diversify the portfolio of our products and increase our intellectual property. With the goal of monetizing our intellectual property, we intend to commence new licensing and litigation campaigns which are expected to be costly.

Research and development

	Three months ended September 30,			Nine months ended September 30,			Cumulative from Inception through September 30,
	2013	2012	Change	2013	2012	Change	2013

Research and development	$700,000	$997,000	$(297,000)	$2,110,000	$997,000	$1,113,000	$3,850,000

Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012

During the three month period ended September 30, 2013 and 2012, our research and development expense amounted to $700,000 and $997,000, respectively. The decrease of $297,000 (or 30%) was primarily due to reduced development team cost ($210,000, compared to $454,000 in the third quarter of 2012), and related non cash, stock-based compensation cost ($177,000, compared to $452,000 in the third quarter of 2012). This decrease was offset by an increase in consulting costs ($285,000, compared to $14,000 in the third quarter of 2012). These expenses relate to the cost of our research and development efforts in the U.S.

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012

During the nine month period ended September 30, 2013, our research and development expense amounted to $2,110,000 and $997,000, respectively. The increase of $1,113,000 (or 112%) was primarily due to an increase in development team cost ($922,000, compared to $454,000 in 2012), an increase in consulting cost ($461,000, compared to $14,000 in 2012), and related non cash, stock-based compensation cost ($613,000, compared to $452,000 in 2012). These expenses mainly relate to post-Merger cost of the Vringo mobile research and development center in Israel.

From Inception Through September 30, 2013

From Inception through September 30, 2013, research and development expenses, in the total amount of $3,850,000, recorded following the Merger with I/P, consist primarily of the cost of our development team of $1,731,000, consulting expenses of $491,000 and related stock-based compensation cost $1,305,000.

We anticipate that research and development costs incurred in connection with our Vringo mobile services may decrease over time. In March 2013, we reduced research and development personnel in Israel. In addition, we now focus our efforts towards finding and developing new technologies and intellectual property. As part of this effort we are seeking to introduce new products or technology either through internal development or through merger or acquisition. As such, our other research and development costs may increase over time. We are currently focusing on research and development in the cognitive radio space including building on the technology licensed from Virginia Tech.

Marketing, general and administrative

	Three months ended September 30,			Nine months ended September 30,			Cumulative from Inception through September 30,
	2013	2012	Change	2013	2012	Change	2013

Marketing, general and administrative	$3,801,000	$6,364,000	$(2,563,000)	$11,806,000	$7,508,000	$4,298,000	$23,876,000

Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012

During the three month period ended September 30, 2013, marketing, general and administrative expenses decreased by $2,563,000 (or -40%), to $3,801,000, from $6,364,000 recorded during the three month period ended September 30, 2012. Marketing, general and administrative expenses decreased mostly due to a decrease in stock-based compensation expense ($2,383,000, compared to $4,592,000 recorded in the third quarter of 2012, as well as due to a decrease in payroll expense ($661,000, compared to $941,000 recorded in the third quarter of 2012).

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012

During the nine month period ended September 30, 2013, marketing, general and administrative expenses increased by $4,298,000 (or 57%), to $11,806,000, from $7,508,000 recorded during the nine month period ended September 30, 2012. Marketing, general and administrative expenses increased mostly due to an increase in stock-based compensation expense ($7,468,000, compared to $4,762,000 recorded in 2012), as well as due to an increase in payroll expense ($1,930,000, compared to $1,274,000 recorded in 2012), incurred in connection with our post-Merger, combined management.

From Inception Through September 30, 2013

From Inception through September 30, 2013, marketing, general and administrative expenses amounted to $23,876,000. Of that amount, $3,732,000 was attributed to salaries and related expenses, $14,814,000 was attributed to non-cash stock-based compensation, $313,000 was attributed to merger and acquisition activity and $2,566,000 was attributed to various professional fees.

We expect our marketing, general and administrative expenses to increase, as our business continues to grow, on a post-Merger basis, due to increased administration, rent, office, accounting, legal and insurance costs. New merger and acquisition opportunities, should such arise, may also significantly increase our marketing, general and administrative costs.

Non-operating income (expense), net

	Three months ended September 30,			Nine months ended September 30,			Cumulative from Inception through September 30,
	2013	2012	Change	2013	2012	Change	2013

Non-operating income (expense), net	$645,000	$7,310,000	$(6,665,000)	$(1,220,000)	$7,303,000	$(8,523,000)	$2,754,000

Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012

 During the three month period ended September 30, 2013, we recorded non-operating income in the amount of $645,000, compared to non-operating income in the amount of $7,310,000 recorded in the three month period ended September 30, 2012. Following the Merger, in the third quarter of 2012, our non-operating income (expense), net, included mainly the impact of changes in fair value of our derivative warrants, the fair value of which is highly affected by our share price at the measurement date. Consequently, as of September 30, 2012, we recorded an income of $7,240,000 due to the decrease of our share price at quarter end, compared to the price on the date of the Merger. During the three month period ended September 30, 2013, we recorded approximately $689,000 income related to a decrease in fair value of our derivative warrant liability. The change was mainly due to a decrease in our share price as of the valuation date, compared to the end of the second quarter of 2013.

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012

 During the nine month period ended September 30, 2013, we recorded non-operating expense in the amount of $1,220,000, compared to non-operating income in the amount of $7,303,000 recorded in the nine month period ended September 30, 2012. During the nine month period ended September 30, 2013, we recorded approximately a $397,000 income related to a decrease in fair value of our derivative warrant liability. In addition, as part of the issuance of October 2012 Warrants, down-round protection clause in certain then outstanding Series 1 Warrants were removed. The impact of the removal of the down-round warrant protection, which was not material, was recorded during the nine month period ended September 30, 2013. As a result, we recorded an additional, non-operating expense of $1,617,000. As of September 30, 2012, we recorded an income of $7,240,000 due to the decrease of our share price at quarter end, compared to the price on the date of the Merger.

From Inception Through September 30, 2013

Following the Merger, our non-operating income (expenses), net, included mainly the impact of changes in fair value of our derivative warrants, the fair value of which is highly affected by our share price at the measurement date. Consequently, as of September 30, 2013, we recorded income of $5,627,000 due to the decrease of our share price, compared to the share price on the date of issuance (i.e. Merger).

In October 2012, we entered into an agreement with certain of our warrant holders, pursuant to which such warrant holders exercised in cash their outstanding warrants into 3,721,062 shares of our common stock, with an exercise price of $1.76 per share, and agreed to delete down round protection clause in their then outstanding Series 1 Warrant agreements. In consideration, we issued such warrant holders unregistered warrants to purchase an aggregate of 3,000,000 of our shares of common stock at an exercise price of $5.06 per share. The newly issued warrants do not bear down-round protection clauses. As a result of this issuance, additional non-operational expense in the total amount of $2,883,000 was recorded (see also Note 6 to the accompanying financial statements).

We expect that our non-operating income (expenses), net, will remain highly volatile, as we may choose to fund our operations through additional financing. In particular, non-operating income (expenses), net, will be affected by the adjustments to fair value of our derivative instruments. Fair value of these derivative instruments depends on variety of assumptions, such as estimations regarding volatility, triggering of down-round protection and estimated future share price. An estimated increase in the price of our common stock increases the value of the warrants and thus results in a loss on our statement of operations. In addition, increase in estimated probability of a down-round protection, increases the value of the warrants and again results in a loss on our statement of operations. Also see Notes 4 and 6 to the accompanying financial statements.

Income tax benefit (expense)

	Three months ended September 30,			Nine months ended September 30,			Cumulative from Inception through September 30,
	2013	2012	Change	2013	2012	Change	2013

Income tax benefit (expense)	$(29,000)	$76,000	$(105,000)	$(47,000)	$76,000	$(123,000)	$(102,000)

During the three months ended September 30, 2013, we recorded income tax expense in the total amount of $29,000, compared to a $76,000 tax benefit recorded in the three month period ended September 30, 2012. During the nine months ended September 30, 2013, we recorded income tax expense in the total amount of $47,000, compared to a $76,000 tax benefit recorded in the nine month period ended September 30, 2012. In general, current taxes on income are mainly due to taxable profits generated by our subsidiary in Israel, as a result of the intercompany cost plus agreement between us and the subsidiary in Israel, whereby the subsidiary in Israel performs development and other services for us and is reimbursed for its expenses plus 8% profit. For financial statements purposes, these profits are eliminated upon consolidation.

As of December 31, 2012, we had approximately $55,000,000 in aggregate total net tax loss carryforwards ("NOL") for U.S. federal state and local purposes expiring 20 years from the respective tax years to which they relate (beginning with 2006 for the Legal Parent and 2011 for I/P). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, in accordance with Internal Revenue Code, Section 382, our initial public offering, financing activities, as well as the Merger, has significantly limited our ability to utilize such NOL’s and credit carryforwards.

We file our tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. Vringo has open tax assessments for the years 2009 through 2012. As of September 30, 2013, all tax assessments for I/P are still open. The Israeli subsidiary files its income tax returns in Israel. As of September 30, 2013, the Israeli subsidiary has open tax assessments for the years 2009 through 2012.

As part of the Merger purchase price allocation, we recorded a deferred tax liability in connection with the acquired technology. This deferred tax liability was offset by a deferred tax asset in the same amount. The deferred tax asset in respect of the remaining tax loss carryforwards has been offset by a valuation allowance as in our opinion it is more likely than not that the tax loss carryforwards will not be utilized in the foreseeable future. No valuation allowance has been provided for the deferred tax assets of the Israeli subsidiary since as of September 30, 2013, they are more likely than not to be realized.

We expect our tax expense in Israel to decrease, as the scope of services provided to us is expected to decrease, mainly due to reduction in operating and support personnel. We also expect our income tax expenses in the U.S. to increase, partially due to the potential increase in revenues, as well as due to increase in local taxes calculated based on equity and total assets.

Liquidity and Capital Resources

As of September 30, 2013, we had a cash balance of $40,436,000 and $37,596,000 in net working capital. The decrease of $16,524,000 in our cash balance from December 31, 2012, was mainly due to cash used by us in our business operations, in the total amount of approximately $17,384,000, offset by $1,539,000 received from the exercise of options and warrants.

During the nine month period ended September 30, 2013, 421,493 warrants to purchase an aggregate of 421,493 shares of our common stock, were exercised by our warrant holders, pursuant to which we received an additional $566,000. In addition, 717,735 options, to purchase 717,735 shares of our common stock, issued to employees, directors and management, were exercised. As a result, we received an additional $973,000.

As of November 5, 2013, we had approximately $38,025,000 in cash, cash equivalents and short-term investments. Based on current operating plans, we expect to have sufficient funds for at least the next twelve months. In addition, we may choose to raise additional funds in connection with potential acquisitions of patent portfolios or other intellectual property assets that we may pursue. There can be no assurance, however, that any such opportunities will materialize.

Cash flows

	Nine months ended September 30,			Cumulative from Inception through September 30,
	2013	2012	Change	2013

Net cash used in operating activities	$(17,384,000)	$(5,962,000)	$(11,422,000)	$(33,380,000)
Net cash used in investing activities	$(692,000)	$(19,419,000)	$18,727,000	$(23,573,000)
Net cash provided by financing activities	$1,539,000	$29,717,000	$(28,178,000)	$97,378,000

Operating activities

During the nine month periods ended September 30, 2013 and 2012, net cash used in operating activities totaled $17,384,000 and $5,962,000, respectively. The $11,422,000 increase in net cash used in operating activities was mainly due to increased litigation costs, as well as an increase in cost of our in-house staff, hired since the Merger in July 19, 2012.

We expect our net cash used in operating activities to increase due to further development of our business, development of our products and enhancement of our intellectual property. As we expect to move towards greater revenue generation, we believe that these amounts will be offset over time by collection of revenue.

Investing activities

During the nine month periods ended September 30, 2013 and 2012, net cash used in investing activities totaled $692,000 and $19,419,000, respectively. The decrease in cash used in investing activities, in the total amount of $18,727,000, was primarily due to the acquisition of patents from Nokia in the total amount of $22,548,000, in the third quarter of 2012.

We expect that net cash used in investing activities will increase as we intend to continue to acquire additional intellectual property assets and invest surplus cash, according to our investment policy.

Financing activities

 During the nine month period ended September 30, 2013, net cash provided by financing activities totaled $1,539,000, which relates to funds received from the exercise of warrants and options in the total amount of $566,000 and $973,000, respectively. During the nine month period ended September 30, 2012, net cash provided by financing activities totaled $29,717,000, which mainly relates to a private financing round, in which we raised $31,148,000, offset by repayment of notes payable to Hudson Bay, and funds received from exercise of warrants and options in the total amount of $1,769,000.

A significant portion of our issued and outstanding warrants are currently “in the money” and the shares of common stock underlying such warrants held by non-affiliates are freely tradable, with the potential of up to $18.7 million of additional incoming funds. We may choose to raise additional funds in connection with any acquisition of patent portfolios or other intellectual property assets that we may pursue. There can be no assurance, however, that any such opportunity will materialize, and moreover, any such financing would likely be dilutive to our current stockholders.

Future operations

We are currently pursuing several potential strategic partners and have identified patent portfolios, other intellectual property assets and operating businesses that we may wish to acquire. In addition, we are continuing to explore further opportunities for strategic business alliances. However, there can be no assurance that any such opportunities will be consummated.

Off-Balance Sheet Arrangements

From October 2012 through September 30, 2013, our subsidiaries filed patent infringement lawsuits against the subsidiaries of ZTE Corporation in the United Kingdom, France, Germany, and Australia. Should we be deemed the losing party in any of its applications to the court in the UK, we may be held responsible for a portion of the defendant’s legal fees for the relevant application or for the litigation. Pursuant to negotiation with ZTE’s UK subsidiary, in the United Kingdom, we placed two guarantees to ensure the payment of a potential liability by Vringo Infrastructure resulting for the two cases filed in the fourth quarter of 2012 and second quarter of 2013, which the defendants estimated to be approximately $2,900 each. In addition, we may be required to grant additional guarantees, as necessary, in connection with its commenced proceedings against ZTE Corporation in Europe and Australia. It should be noted, however, that if we were successful on any court applications or the entirety of any litigation, ZTE Corporation would be responsible for a substantial portion of our legal fees.

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

Valuation of Financial Instruments

As of September 30, 2013, we had 21,198 Special Bridge Warrants and 14,491 Conversion Warrants at an exercise price of $0.94, and 160,609 Preferential Reload Warrants and 2,318,006 Series 1 Warrants at an exercise price of $1.76 (see also Note 6 to the accompanying financial statements). The following table represents the assumptions, valuation models and inputs used, as of September 30, 2013:

	Valuation	Unobservable
Description	Technique	Inputs	Range

		Volatility	51.91% – 57.04%
Special Bridge Warrants, Conversion Warrants,		Risk free interest rate	0.16% – 0.98%
Preferential Reload Warrants and the derivative	Black-Scholes-Merton and the	Expected term, in years	1.24 –3.80
Series 1 Warrants	Monte-Carlo models	Dividend yield	0%
		Probability and timing of down-round triggering event	5% occurrence in December 2013

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II— OTHER INFORMATION

Item 1. Legal Proceedings.

Search Patents

Upon Inception in June 2011, I/P acquired its initial patent assets from Lycos, Inc. (“Lycos”) through its wholly-owned subsidiary, I/P Engine, Inc. Such assets were comprised of eight patents relating to information filtering and search technologies. As one means of realizing the value of the patents acquired from Lycos, on September 15, 2011, I/P initiated (through its wholly-owned subsidiary I/P Engine) litigation in the United States District Court, Eastern District of Virginia, against AOL Inc. (“AOL”), Google, Inc. (“Google”), IAC Search & Media, Inc. (“IAC”), Gannett Company, Inc. (“Gannett”), and Target Corporation (“Target”) (collectively, the “Defendants”) for infringement regarding two of the patents acquired from Lycos (U.S. Patent Nos. 6,314,420 and 6,775,664) (collectively the “Patents”). The case number is 2:11 CV 512-RAJ/FBS. The court docket for the case, including the parties’ briefs, is publicly available on the Public Access to Court Electronic Records website (“PACER”), www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts.

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

On March 15, 2012, Google submitted a request to the USPTO for ex parte reexamination of certain claims of U.S. Patent No. 6,314,420. On July 18, 2012, the USPTO issued a determination ordering a reexamination. On September 25, 2012, the USPTO issued a first, non-final office action where it adopted the rejections proposed by Google. Our response was filed on November 26, 2012. A final, appealable office action maintaining the rejections was mailed on May 3, 2013. An interview was held with the Examiner and on July 3, 2013 we filed a response. On September 13, 2013, the USPTO issued a certificate confirming that all of the claims in the '420 patent challenged by Google remain valid and unchanged. On September 20, 2013, the USPTO ordered a second reexamination of certain claims of the '420 patent based on a reference not relied upon by Google in the first reexamination. To date, the USPTO has not determined whether to reject the claims of the '420 patent.

On November 20, 2012, Google submitted a request to the USPTO for ex parte reexamination of certain claims of U.S. Patent No. 6,775,664 based on four prior art references. On January 17, 2013, the USPTO ordered reexamination based on only one of the four references submitted by Google. On February 8, 2013, Google filed a second request for reexamination based on the three references not adopted by the USPTO in the first proceeding. On March 7, 2013, the USPTO ordered a second reexamination proceeding. On May 10, 2013, the USPTO issued a first, non-final office action in the first reexamination. On June 13, 2013, the USPTO decided to merge the two reexamination proceedings. On June 25, 2013, the May 10 office action was rescinded and a new non-final office action was issued, rejecting the challenged claims based on two of the four references originally cited by Google. Our response was timely filed on August 26, 2013. An interview was subsequently held with the Examiner on September 16, 2013. On November 5, 2013, the USPTO mailed a notice that it will issue a certificate confirming that all of the claims in the 6,775,664 patent challenged by Google remain valid and unchanged.

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

As one of the means of realizing the value of the patents on telecom infrastructure, our wholly-owned subsidiaries, Vringo Infrastructure, Inc. (“Vringo Infrastructure”) and Vringo Germany GmbH (“Vringo Germany”) have filed a number of suits in European jurisdictions and in Australia, alleging infringement of certain U.S., European and Australian patents.

ZTE

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

On November 15, 2012, Vringo  Germany filed a suit in the Mannheim Regional Court in Germany, alleging infringement of European Patent (DE) 1,212,919. The litigation was expanded to include a second patent on February 21, 2013, alleging infringement of European Patent (DE) 1,186,119. At the Mannheim Court’s request, both cases were scheduled to be heard on the same day, October 15, 2013. On October 9, 2013, Vringo Germany was notified that the hearing on infringement that was scheduled for October 15, 2013 will now take place on November 12, 2013. On November 4, 2013, Vringo filed a further brief in the 1,212,919 proceedings introducing an additional independent patent claim and asserting infringement by ZTE eNode B infrastructure equipment used in 4G networks. In light of the additional products accused, it is anticipated that the court will set a new briefing schedule and issue a new hearing date, while the 1,186,119 case is anticipated to be heard on November 12, 2013. Pleading on the merits is otherwise closed.

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

On February 14, 2013, ZTE filed a nullity suit with respect to European Patent (DE) 1,212,919 in the Federal Patents Court, Munich, Germany, alleging invalidity of the patent. Vringo filed its responsive pleading on July 25, 2013 and Vringo received ZTE’s responsive pleading on September 13, 2013. The Court has not set a deadline for Vringo’s next brief. Trial in the nullity suit has not been scheduled and is not anticipated before July 1, 2014.

On May 3, 2013, ZTE filed a nullity suit with respect to European Patent (DE) 1,186,119 in the Federal Patents Court in Munich, Germany. Vringo filed its intent to defend the validity of the patent on July 11, 2013. Vringo’s first responsive pleading is due on November 11, 2013. Trial in the nullity suit has not been scheduled and is not anticipated before July 1, 2014.

On September 13, 2013, Vringo Germany filed a suit in the Regional Court of Düsseldorf, alleging infringement of European Patent (DE) 0,748,136. Complaints in this action were filed against both ZTE Germany and ZTE China. A case management hearing is scheduled to take place on December 3, 2013.

In November and December 2012, ZTE initiated invalidity proceedings in China against Chinese Patents ZL00806049.5; ZL 00812876.6; and ZL200480044232.1, before the Patent Reexamination Board of the Patent Office of the People’s Republic of China. These patents are the Chinese equivalents of European Patents 1,212,919; 1,166,589; and 1,808,029. Vringo Infrastructure filed responses to these actions in January and February 2013. The oral hearing for ZL200480044232.1 (equivalent to European Patent 1,808,029) occurred on April 10, 2013. On July 3, 2013, our patent rights were upheld. We are currently awaiting information as to whether or not ZTE will appeal this decision. An oral hearing for ZL00806049.5 (equivalent to European Patent 1,166,589) occurred on May 9, 2013 and a ruling is still pending.

On March 29, 2013, Vringo Infrastructure filed a patent infringement lawsuit in France against ZTE, China and its French subsidiary, ZTE France SASU, in the Tribunal de Grande Instance de Paris, alleging infringement of the French part of European Patents 1,186,119 and 1,221,212 by ZTE devices, which are believed to fall within the scope of these patents. Vringo Infrastructure filed the lawsuit based on particular information uncovered during a seizure to obtain evidence of infringement, known as a saisie-contrefaçon, which was executed at two of ZTE's facilities in France.

French litigations follow a similar filing structure to Germany litigations (save that validity is not separated from infringement), with each side typically allotted two filings on the merits. Scheduling conferences occurred on June 25 and 27, 2013. The oral hearing in relation to European Patents (FR) 1,186,119 and 1,221,212 has been scheduled to take place on December 8, 2014 before the 3rd division of the 3rd chamber of the Tribunal de Grande Instance de Paris (specializing in IP matters). ZTE filed its first responsive pleading on the merits on October 29, 2013 and held a third scheduling conference on that same date. Subsequent pleadings are due for us on February 4, 2014 and for ZTE on May 20, 2014. The closing of the proceeding is set for June 10, 2014 and the oral hearing has been scheduled for December 8, 2014.

On June 11, 2013, Vringo Infrastructure filed a patent infringement lawsuit against ZTE (Australia) Pty Ltd. (ZTE Australia), an Australian subsidiary of ZTE Corporation. The lawsuit filed in the Federal Court of Australia in the New South Wales registry, alleges infringement by ZTE Australia of Australian Standard Patents AU 2005/212,893 and AU 773,182. The proceeding has been assigned Case No. NSD1010/2013. The patents in suit relate to telecommunications infrastructure equipment and mobile devices. The pleadings were completed on October 21, 2013 and a further directions conference (similar to a US Rule 16 conference) was held on November 4, 2013. We currently anticipate that the Court will set a trial date in the second half of 2014.

On September 6, 2013, Vringo Infrastructure filed a preliminary inquiry order against ZTE entities Sociedad Anonima de Comunicaciones Zhong Xing ZTE Corporation, Sucursal en Espana, and ZhongXing Corporation, S.L. in the Commercial Court of Madrid, Spain, requiring the respondent companies to provide discovery relating to alleged infringement of Spanish Patent 2220484 (EP (ES) 1,186,119). ZTE refused service of the preliminary inquiry order and failed to oppose the order by the deadline of September 16, 2013. The Court will hold a hearing on November 11, 2013, at which time the respondent companies must produce financial, commercial, bank, and customs documents related to sales of certain ZTE base station products.

ASUS

On October 4, 2013, Vringo Germany filed a patent infringement lawsuit against ASUSTeK Computer, Inc. and ASUS Computer GmbH. The lawsuit, filed in the Düsseldorf Regional Court, alleges infringement of European Patent (DE) 0,748,136. The patent in suit relates to devices, including those with hotspot functionality, that provide data services between two different wireless/cellular networks. The schedule hearing for the rest of the case is set for December 3, 2013. The patent in suit relates to devices, including those with hotspot functionality, that provide data services between two different wireless/cellular networks. The schedule hearing for the rest of the case is set for December 3, 2013.

ADT/Tyco

On September 12, 2013, Vringo Infrastructure filed a patent infringement lawsuit against The ADT Corporation, ADT LLC, ADT Security Services, Inc., and Tyco Integrated Security, LLC in the United States District Court for the Southern District of Florida. The lawsuit alleges infringement of U.S. Patent No. 6,288,641, entitled "Assembly, and Associated Method, for Remotely Monitoring a Surveillance Area".

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

We commenced legal proceedings against the major online search engines, security and communications companies, and we expect such proceedings to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.

To license or otherwise monetize the patent assets we own, we commenced legal proceedings against the owners of online search engines and other companies, pursuant to which we allege that such companies infringe on one or more of our patents. Our viability is highly dependent on the outcome of these litigations, and there is a risk that we may be unable to achieve the results we desire from such litigation, which failure would harm our business to a great degree. In addition, the defendants in these litigations have substantially more resources than we do, which could make our litigation efforts more difficult.

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

Our subsidiaries, Vringo Infrastructure and Vringo Germany, have commenced legal proceedings against ZTE (UK) Ltd., ZTE (Australia) Pty Ltd., ZTE Corporation, ZTE Deutschland GmbH, and ZTE France SASU (collectively “ZTE”), ASUSTeK Computer, Inc. and ASUS Computer GmbH (collectively “ASUS”), and expect such litigation to be time-consuming and costly, which may adversely affect our financial position and our ability to operate our business

To license or otherwise monetize the patent assets we acquired from Nokia, Vringo Infrastructure and Vringo Germany have commenced legal proceedings against ZTE, pursuant to which, Vringo Infrastructure and Vringo Germany allege that ZTE infringes certain of Vringo Infrastructure and/or Vringo Germany’s patents. The defendant’s parent company is much larger than us and has substantially more resources, which could make our litigation efforts more difficult.

To license or otherwise monetize the patent assets we acquired from Nokia, Vringo Germany has commenced legal proceedings against ASUS, pursuant to which, Vringo Germany alleges that ASUS infringes certain of Vringo German’s patents. The defendant’s parent company is much larger than us and has substantially more resources, which could make our litigation efforts more difficult.

To license or otherwise monetize the patent assets we acquired from Nokia, Vringo Infrastructure has commenced legal proceedings against ADT and Tyco, pursuant to which, Vringo Infrastructure alleges that ADT and Tyco infringe certain of Vringo Infrastructure’s patents. The defendants’ parent companies are much larger than us and have substantially more resources, which could make our litigation efforts more difficult.

We anticipate that the above-mentioned legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, Vringo Infrastructure and Vringo Germany may be forced to litigate against others to enforce or defend their intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. ZTE, ASUS, ADT, and/or Tyco may allege defenses and/or file counterclaims for inter alia revocation or file collateral litigations or initiate investigations in the UK or elsewhere in an effort to avoid or limit liability and damages for patent infringement. If such actions by ZTE, ASUS, ADT, and/or Tyco are successful, they may preclude our ability to derive licensing revenue from the patents currently being asserted.

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

Further, should we be deemed the losing party in any of our applications to the Court in the UK ZTE litigation or for the entire UK ZTE litigation, we may be held responsible for a substantial percentage of the defendant’s legal fees for the relevant application or for the litigation. These fees may be substantial. To date, ZTE has asserted that its anticipated fees in defending the UK litigation may be approximately $5,800,000.

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

As of today, we cannot estimate our potential future liability. However, should we be successful on any court applications or the entire litigation and/or litigations, ZTE and/or ASUS would be responsible for a substantial percentage of our legal fees.

In Germany, should the court order an injunction for it to be enforced, we will have to pay a security based on the relevant statutory rate, which we believe would be  €1,000,000  for each patent asserted. The statutory rate is only loosely correlated to any actual harm ZTE and/or ASUS may suffer from an injunction. The district court judge is entitled to increase the amount of the security. Generally, the courts take the value in dispute as the amount payable as security

Further, if any of the patents in suit are found not infringed or invalid, it is highly unlikely that the relevant patents would be viewed as essential and therefore infringed by all unlicensed market participants.

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

32

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

In September, 2013, the Federal Trade Commission announced that it is planning to gather information from approximately 25 companies that are in the business of buying and asserting patents in order to develop a better understanding of how those companies do business and impact innovation and competition. Both the Federal Trade Commission and European Commission are actively considering what are the appropriate restrictions on the ability of owners of patents declared to technical standards to receive both injunctions and royalties.

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

Should our warrants outstanding as of November 5, 2013, be exercised, there would be an additional 18,441,768 shares of common stock eligible for trading in the public market. In addition, we currently have incentive equity instruments outstanding to purchase 12,896,784 shares of our common stock granted to our management, employees, directors and consultants. Certain options granted to officers, directors and certain key employees are subject to acceleration of vesting of up to 100% (according to the agreement signed with each grantee), upon a subsequent change of control. Certain options that are outstanding have exercise prices that are below, and in some cases significantly below, recent market prices. Such securities, if exercised, will increase the number of issued and outstanding shares of common stock. Therefore, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. The average weighted exercise price of all currently outstanding warrants and options, as of November 5, 2013, is $3.18 per share.

Future sales of our shares of common stock by our stockholders could cause the market price of our common stock to drop significantly, even if our business is otherwise performing well.

As of November 5, 2013, we had 84,125,738 shares of common stock issued and outstanding, excluding shares of common stock issuable upon exercise of warrants, options or restricted stock units (“RSUs”). As shares saleable under Rule 144 are sold or as restrictions on resale lapse, the market price of our common stock could drop significantly, if the holders of restricted shares sell them, or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well.

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

Some of our applications are compatible with various mobile operating systems including Android, Blackberry, Sony Ericsson, Symbian, Apple’s iOS, Java, and Windows Mobile operating systems. While Windows Mobile, Blackberry and Android do not support video ringtones natively, our development team has enabled our application to work on many devices which utilize these operating systems. The user base for the video ringtone service is spread out amongst a number of smartphone and feature phone operating systems, with applications on each aforementioned operating system representing less than 5% of the total subscribers to our video ringtone platform. Our Facetones® platform, which represented less than 5% of our revenue for the nine month period ended September 30, 2013, is heavily reliant upon our Android devices users. Currently, over 96% of our Facetones® users utilize the Android operating system. In addition, our commercial agreement with ZTE is solely reliant on our ability to maintain our support for the Android operating system. Since these operating systems do not support our applications natively, any significant changes to these operating systems by their respective developers may prevent our application from working properly or at all on these systems. If we are unable to maintain our application on these operating systems or on any other operating systems, users of these operating systems will not be able to use our application, which could adversely affect our business and results of operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of November, 2013.

VRINGO, INC.

By:	/s/ Anastasia Nyrkovskaya
Anastasia Nyrkovskaya
Chief Financial Officer
(Principal Financial Officer)

