Form 10-K
period 2013-12-31
Vringo Inc
filed 2014-03-10
CIK 1410428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to _____
Commission file number 001-34785

VRINGO, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4988129
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

780 3rd Avenue, 15th Floor, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 309-7549

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Warrants to purchase Common Stock	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the closing sale price of such shares on The NASDAQ Capital Market on June 28, 2013 was $235,516,000.

As of February 21, 2014, 85,797,826 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relating, among other matters, to our anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.

These risks and uncertainties, many of which are beyond our control, include:

•	our ability to license and monetize our patents, including the outcome of the litigation against online search firms and other companies;

•	our ability to monetize and recoup our investment with respect to patent assets that we acquire;

•	our ability to protect our intellectual property rights;

•	our ability to develop and introduce new products and/or develop new intellectual property;

•	new legislation, regulations or court rulings related to enforcing patents that could harm our business and operating results;

•	our ability to raise additional capital to fund our operations and business plan;

•	our ability to maintain the listing of our securities on NASDAQ; and

•	our ability to retain key members of our management team.

 Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

All references in this Annual Report on Form 10-K to “we,” “us” and “our” refer to Vringo, Inc., a Delaware corporation, and its consolidated subsidiaries for periods after the closing of the Merger (as defined in Item 1.), and to I/P (as defined in Item 1.) and its consolidated subsidiaries for periods prior to the closing of the Merger unless the context requires otherwise.

PART I

Item 1. Business

Overview

Vringo, Inc. (“Vringo”) strives to develop, acquire, license and protect innovation worldwide. We are currently focused on identifying, generating, acquiring, and deriving economic benefits from intellectual property assets. We plan to continue to expand our portfolio of intellectual property assets through acquiring and internally developing new technologies. We intend to monetize our technology portfolio through a variety of value enhancing initiatives, including, but not limited to:

•	licensing,

•	strategic partnerships, and

•	litigation.

We were incorporated in Delaware on January 9, 2006 and commenced operations during the first quarter of 2006. In March 2006, we formed a wholly-owned subsidiary, Vringo (Israel) Ltd., for the primary purpose of providing research and development services. On July 19, 2012, Innovate/Protect, Inc. (“I/P”) merged with us through an exchange of equity instruments of I/P for those of Vringo (the “Merger”). The Merger was accounted for as a reverse acquisition pursuant to which I/P was considered the accounting acquirer of Vringo. As such, the financial statements of I/P are treated as the historical financial statements of the combined company, with the results of Vringo included from July 19, 2012 (the effective date of the Merger) through December 31, 2013. Moreover, common stock amounts presented for comparative periods differ from those previously presented by I/P, due to application of accounting requirements applicable to a reverse acquisition. The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). All significant intercompany balances and transactions have been eliminated in consolidation.

We are a development stage company and until now, we have not yet generated any significant revenues. From the inception of I/P on June 8, 2011 (“Inception”) to date, we have raised approximately $97,403,000, which is, and have been used to finance our operations. Our average monthly use of cash from operations for the years ended December 31, 2013 and 2012, was approximately $1,955,000 and $1,205,000, respectively. This is not necessarily indicative of the future use of our working capital.

Our Strategy

We manage an intellectual property portfolio consisting of over 500 patents and patent applications, covering telecom infrastructure, internet search and mobile technologies. These patents and patent applications have been developed internally and acquired from third parties. We innovate, acquire, license and protect technology and intellectual property rights worldwide. We seek to expand our portfolio of intellectual property through acquisition and development both internally and with third parties. Our goal is to partner with innovators of compelling technologies.

 In potential acquisitions, we seek to purchase all of, or interests in, intellectual property in exchange for cash, securities of our company and/or interests in the monetization of those assets. Our revenue from this aspect of our business can be generated through licensing and litigation efforts. We engage in robust due diligence and a principled risk underwriting process to evaluate the merits and potential value of any acquisition or partnership. We seek to structure the terms of our acquisitions and partnerships in a manner that will achieve the highest risk-adjusted returns possible. We believe that our capital resources and potential access to capital, together with the experience of our management team and board of directors, will allow us to assemble a portfolio of quality assets with short and long-term revenue opportunities.

Intellectual Property

Search Patents

In June 2011, I/P Engine acquired eight patents from Lycos, Inc. (“Lycos”) through its wholly-owned subsidiary, I/P Engine.  On September 15, 2011, I/P Engine initiated litigation in the United States District Court, Eastern District of Virginia, against AOL Inc. (“AOL”), Google, Inc. (“Google”), IAC Search & Media, Inc., Gannett Company, Inc., and Target Corporation (collectively, the “Defendants”) for infringement of U.S. Patent Nos. 6,314,420 (the "'420 Patent") and 6,775,664 (the "'664 Patent", and collectively the “Asserted Patents”).

On November 6, 2012, a jury in Norfolk, Virginia unanimously returned a verdict in favor of I/P Engine as follows: (i) I/P Engine had proven by a preponderance of the evidence that the Defendants infringed all of the asserted claims of the Asserted Patents; (ii) Defendants had not proven by clear and convincing evidence that any of the asserted claims of the Asserted Patents were invalid by anticipation; (iii) damages should be based on a "running royalty," (iv) the running royalty rate should be 3.5%; and (v) damages totaling of approximately $30.5 million should be awarded to I/P Engine. The jury also found certain specific facts related to the ultimate question of whether the patents were invalid as obvious. Based on such facts, on November 20, 2012, the District Court issued a ruling that Asserted Patents were not invalid as obvious, and the Court entered final judgment.

On January 3, 2014, the District Court ordered that I/P Engine recover an additional sum of $17.32 million from Defendants for supplemental damages and prejudgment interest. On January 21, 2014, the District Court ruled that Defendants' alleged design-around was "nothing more than a colorable variation of the system adjudged to infringe," and accordingly I/P Engine "is entitled to ongoing royalties as long as Defendants continue to use the modified system." On January 28, 2014, the District Court ruled that the appropriate ongoing royalty rate for Defendants' continued infringement of the Asserted Patents that "would reasonably compensate [I/P Engine] for giving up [its] right to exclude yet allow an ongoing willful infringer to make a reasonable profit" is a rate of 6.5% of the 20.9% royalty base previously set by the District Court.

Both I/P Engine and the Defendants have appealed the case to the U.S. Court of Appeals for the Federal Circuit. The case number for the District Court case is 2:11 CV 512-RAJ. The case numbers for the cases in the Court of Appeals for the Federal Circuit are 13-1307, 13-1313, 14-1233 and 14-1289. The court dockets for proceedings in District Court and the Court of Appeals for the Federal Circuit, including the parties’ briefs, are publicly available on the Public Access to Court Electronic Records website (“PACER”), www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts.

On January 31, 2013, I/P Engine initiated litigation in the United States District Court, Southern District of New York, against Microsoft Corporation (“Microsoft”). On May 30, 2013, I/P Engine entered into a settlement and license agreement with Microsoft to resolve the litigation. According to the agreement, Microsoft paid I/P Engine $1,000,000 and agreed to pay 5% of any future amount Google pays for its use of the patents acquired from Lycos. The parties also agreed to a limitation on Microsoft's total liability, which would not impact us unless the amounts received from Google substantially exceed the judgment previously awarded.  In addition, the parties entered into a patent assignment agreement, pursuant to which Microsoft assigned six patents to I/P Engine. The assigned patents relate to telecommunications, data management, and other technology areas. The case number was 1:13 CV 00688.

Requests for reexamination are a standard tactic used by defendants in patent litigation cases. Google has filed four separate requests for reexamination of the asserted patents at the USPTO, with the two requests on the '664 patent being merged. To date, three of the reexaminations have been resolved in I/P Engine's favor. On December 13, 2013, the USPTO issued a reexamination certificate confirming that all of the claims of the '664 Patent remain valid and unchanged. On September 13, 2013, the USPTO issued a reexamination certificate confirming that all of the claims of the '420 Patent remain valid and unchanged.  Thereafter, Google filed an additional request for reexamination of the '420 patent based solely on a single reference, a reference that had been considered during one of the previous ‘664 Patent reexamination applications. On January 31, 2014, the USPTO issued a first, non-final rejection of the challenged claims in the '420 Patent.  I/P Engine is permitted to follow USPTO procedures to defend the validity of the '420 patent.  Documents regarding USPTO proceedings are publicly available on the Patent Application Information Retrieval website, http://portal.uspto.gov/pair/PublicPair, which is operated by the USPTO.

Infrastructure Patents

On August 9, 2012, we entered into a patent purchase agreement with Nokia Corporation ("Nokia"), comprising of 124 patent families with counterparts world-wide. We paid Nokia a cash payment of $22,000,000 and granted Nokia certain ongoing rights in revenues generated from the patent portfolio. The portfolio encompasses technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. Declarations were filed by Nokia indicating that 31 of the 124 patent families acquired may be essential to wireless communications standards. Copies of the declarations are available on our website at http://www.vringoip.com/documents/FG/vringo/ip/99208_Nokia_ETSI_Declarations.pdf.

As one of the means of realizing the value of the patents on telecom infrastructure, our wholly-owned subsidiaries, Vringo Infrastructure, Inc. (“Vringo Infrastructure”) and Vringo Germany GmbH (“Vringo Germany”) have filed a number of suits against ZTE Corporation (“ZTE”), ASUSTeK Computer Inc. (“ASUS”), ADT Corporation (“ADT”) and Tyco Integrated Security, LLC (“Tyco”) and their subsidiaries and affiliates in the United States, European jurisdictions, India and Australia, alleging infringement of certain U.S., European, Indian and Australian patents.

ZTE

On October 5, 2012, Vringo Infrastructure, filed a suit in the UK High Court of Justice, Chancery Division, Patents Court, alleging infringement of European Patents (UK) 1,212,919; 1,166,589; and 1,808,029. ZTE’s formal response to the complaint was received on December 19, 2012 and included a counterclaim for invalidity of the patents in suit. Vringo Infrastructure responded to the defense on January 16, 2013. Vringo Infrastructure filed a further UK suit on December 3, 2012, alleging infringement of European Patents (UK) 1,221,212; 1,330,933; and 1,186,119. The first UK case will hold a trial in late October 2014 and the second UK case will hold a trial in early June 2015.

On November 15, 2012, Vringo Germany filed a suit in the Mannheim Regional Court in Germany, alleging infringement of European Patent (DE) 1,212,919. The litigation was expanded to include a second patent on February 21, 2013, alleging infringement of European Patent (DE) 1,186,119. At the Mannheim Court’s request, both cases were scheduled to be heard on the same day, October 15, 2013, but were later moved to November 12, 2013. On November 4, 2013 we filed a further brief in the European Patent 1,212,919 proceedings introducing an additional independent patent claim and asserting infringement by ZTE eNode B infrastructure equipment used in 4G networks. In light of the additional products accused, the European Patent 1,186,119 case was heard on November 12, 2013 and the hearing in the European Patent 1,212,919 case was moved to April 28, 2014.

On December 17, 2013, the Court issued its judgment, finding that ZTE infringed European Patent 1,186,119 and ordered an accounting and an injunction upon payment of the appropriate bonds. Vringo Germany paid in the bonds for the accounting, which is now in process. On February 19, 2014, Vringo Germany filed suit in the Mannheim Regional Court seeking enforcement of the accounting ordered in European Patent 1,186,119 and a further order that non-compliance be subject to civil and criminal penalties. Trial in this suit is scheduled for July 4, 2014.

On December 27, 2013, ZTE filed a notice of appeal of the Mannheim Regional Court’s judgment. On January 24, 2014, ZTE filed an emergency motion with the Court of Appeals seeking a stay of the judge’s order pending appeal. On February 24, 2014, ZTE’s motion was denied.

On February 14, 2013, ZTE filed a nullity suit with respect to European Patent (DE) 1,212,919 in the Federal Patents Court, Munich, Germany, alleging invalidity of the patent. Trial in the nullity suit has not been scheduled but is not anticipated before the third quarter of 2014.

On May 3, 2013, ZTE filed a nullity suit with respect to European Patent (DE) 1,186,119 in the Federal Patents Court in Munich, Germany. Trial in the nullity suit has not been scheduled but is not anticipated before the third quarter of 2014.

On September 13, 2013, Vringo Germany filed a suit in the Regional Court of Düsseldorf, alleging infringement of European Patent (DE) 0,748,136. The case is scheduled to be heard on November 27, 2014.

On December 20, 2013, ZTE filed a nullity suit with respect to European Patent (DE) 0,748,136 in the Federal Patents Court in Munich, Germany. A schedule has not yet been set. Trial is not anticipated before the third quarter of 2015.

On January 28, 2014, Vringo Germany filed a suit in the Regional Court of Düsseldorf alleging infringement of European Patent (DE) 0,710,941. The case is scheduled to be heard on November 27, 2014.

In November and December 2012, ZTE initiated invalidity proceedings in China against Chinese Patents ZL 00806049.5; ZL 00812876.6; and ZL 200480044232.1, before the Patent Reexamination Board of the Patent Office of the People’s Republic of China. These patents are the Chinese counterparts of European Patents 1,166,589; 1,212,919; and 1,808,029. On July 3, 2013, the patent rights for ZL 200480044232.1 (counterpart to European Patent 1,808,029) were upheld. An oral hearing for ZL00806049.5 (equivalent to European Patent 1,166,589) occurred on May 9, 2013 and a ruling is still pending. An oral hearing for ZL 00812876.6 (equivalent to European Patent 1,212,919) was held on December 23, 2013, and a ruling is still pending.

On March 29, 2013, Vringo Infrastructure filed a patent infringement lawsuit in France in the Tribunal de Grande Instance de Paris, alleging infringement of the French part of European Patents 1,186,119 and 1,221,212 by ZTE devices, which are believed to fall within the scope of these patents. Vringo Infrastructure filed the lawsuit based on particular information uncovered during a seizure to obtain evidence of infringement, known as a saisie-contrefaçon, which was executed at two of ZTE's facilities in France. The oral hearing in relation to EP (FR) 1,186,119 and 1,221,212 has been scheduled for December 8, 2014 before the 3rd division of the 3rd chamber of the Tribunal de Grande Instance de Paris (specializing in IP matters).

On June 11, 2013, Vringo Infrastructure filed a patent infringement lawsuit in the Federal Court of Australia in the New South Wales registry, alleging infringement by ZTE of Australian Standard Patents AU 2005/212,893 and AU 773,182. We currently anticipate that the Court will set a trial date in the second half of 2014.

On September 6, 2013, Vringo Infrastructure filed a preliminary inquiry order against ZTE in the Commercial Court of Madrid, Spain, requiring ZTE to provide discovery relating to alleged infringement of Spanish Patent 2220484 (EP (ES) 1,186,119).  In light of ZTE’s non-responsiveness to the order, on March 24, 2014 the Court granted our request to seek discovery of certain of ZTE’s Spanish customers.

On November 7, 2013, we and our subsidiary, Vringo Infrastructure, filed a patent infringement lawsuit in the High Court of Delhi at New Delhi, India, alleging infringement of Indian patent 243,980. On November 8, 2013, the Court granted an ex-parte preliminary injunction and appointed commissioners to inspect ZTE’s facilities and collect evidence. ZTE appealed the preliminary injunction and, on December 12, 2013, the appellate panel instituted an interim arrangement, requiring ZTE to file an accounting affidavit disclosing the number of CDMA devices sold by its entities in India, revenue derived therefrom, and other supporting documentation. The Court also required ZTE to pay a bond of 50 million rupees (approximately $800,000 USD),  directed Indian customs authorities to notify us when all relevant ZTE goods are imported into India, and required ZTE to give us the opportunity to inspect those goods. ZTE filed its accounting affidavit on January 13, 2014. On February 3, 2014, we filed a motion for contempt for ZTE’s failure to comply with the Court’s order, and requested that the Court order ZTE to pay an increased bond.

On January 31, 2014, we and our subsidiary, Vringo Infrastructure, filed a patent infringement lawsuit in the High Court of Delhi at New Delhi, alleging infringement of Indian patent 200,572. The Court, finding a prima facie case of infringement, granted an ex-parte preliminary injunction, restraining ZTE and its officers, directors, agents, distributors and customers from importing, selling, offering for sale, advertising, installing, or operating any infringing products, and giving us the right to inspect any infringing goods arriving in India, which are to be detained by customs authorities. The judge granted the injunction after ruling that we would suffer an irreparable loss if such an injunction were not put into place.

ASUS

On October 4, 2013, Vringo Germany filed a patent infringement lawsuit against ASUS in the Düsseldorf Regional Court, alleging infringement of European Patent (DE) 0,748,136. The case is scheduled to be heard on November 27, 2014.

On January 29, 2014, Vringo Germany filed a suit in the Düsseldorf Regional Court alleging infringement of European Patent (DE) 0,710,941. The case is scheduled to be heard on November 27, 2014.

On February 7, 2014, Vringo Infrastructure, Inc. filed a suit in the Commercial Court of Barcelona alleging infringement of European Patent (ES) 0,748,136.

ADT/Tyco

On September 12, 2013, Vringo Infrastructure filed a patent infringement lawsuit against ADT and Tyco in the United States District Court for the Southern District of Florida. The lawsuit alleges infringement of U.S. Patent No. 6,288,641, entitled "Assembly, and Associated Method, for Remotely Monitoring a Surveillance Area."

On January 15, 2014, Vringo Germany filed a patent infringement lawsuit against Tyco in the Regional Court of Mannheim, alleging infringement of European Patent 1,221,149, entitled “Process and Device for Surveillance of a Room.”

On January 28, 2014, Vringo Infrastructure announced that it had entered into a confidential agreement with ADT. The agreement resolved litigation pending between the parties in the United States District Court for the Southern District of Florida. Tyco remains a defendant in the ongoing litigation.

Sale of mobile social application business to InfoMedia Services Limited (“Infomedia”)

On December 31, 2013, we entered into a definitive asset purchase agreement with Infomedia for the sale of certain assets (mostly comprised of our acquired technology) and the assignment of certain agreements related to our mobile social application business. The closing of the transaction, which was subject to the satisfaction or waiver of certain conditions, occurred on February 18, 2014 (“Closing”). Upon Closing, in exchange for the assets and agreements related to our mobile social application business, we received 18 Class B shares of Infomedia, which represent an 8.25% ownership interest in Infomedia.

Infomedia is a privately owned, UK based, provider of customer relationship management and monetization technologies to mobile carriers and device manufacturers. As part of the transaction, we will have the opportunity to license certain intellectual property assets and support Infomedia to identify and protect new intellectual property. Additionally, Vringo’s CEO was appointed as a full voting member on Infomedia’s board of directors.

In connection with this sale of our mobile social application business, an impairment loss of $7,253,000 was recorded during the fourth quarter of 2013, which represents the excess of the carrying value over the estimated fair value of the asset group. The fair value of the asset group was estimated using an income approach by developing a discounted, future, net cash flows model. Refer to Note 7 to the accompanying consolidated financial statements for further discussion of the accounting related to this transaction.

Employees

As of February 21, 2014, we have 18 full time employees. We do not have employees that are represented by a labor union or are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations and the trading price of our common stock could be materially adversely affected by any of the following risks as well as the other risks highlighted elsewhere in this Annual Report on Form 10-K, particularly the discussions about regulation, competition and intellectual property. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may materially affect our business operations.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We are a development stage company and we have generated no significant revenue to date. I/P, the accounting acquirer, was incorporated in June 2011, at which time it acquired patent assets from Lycos, Inc. To date, our business is focused on the assertion of these patents and other patents we acquired. Therefore, we not only have a very limited operating history, but also a limited track record in executing our business model which includes, among other things, creating, prosecuting, licensing, litigating or otherwise monetizing our patent assets. Our limited operating history makes it difficult to evaluate our current business model and future prospects.

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

To license or otherwise monetize the patent assets that we own, we commenced legal proceedings against a number of large, multi-national companies, pursuant to which we allege that such companies infringe on one or more of our patents. Our viability is highly dependent on the outcome of these litigations, and there is a risk that we may be unable to achieve the results we desire from such litigation, which failure would harm our business to a great degree. In addition, the defendants in these litigations have substantially more resources than we do, which could make our litigation efforts more difficult.

We anticipate that legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, we may be forced to litigate against other parties in addition to the originally named defendants. Our adversaries may allege defenses and/or file counterclaims for inter alia revocation of our patents or file collateral litigations or initiate investigations in the United States, Europe, India, China or elsewhere in an effort to avoid or limit liability and damages for patent infringement. If such actions are successful, they may preclude our ability to derive licensing revenue from the patents currently being asserted.

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

Further, should we be deemed the losing party in many of our litigations, we may be liable for some or all of our opponents’ legal fees.

In any of our applications to the Court in the UK ZTE litigation or for the entire UK ZTE litigation, we may be held responsible for a substantial percentage of the defendant’s legal fees for the relevant application or for the litigation. These fees may be substantial. To date, ZTE has asserted that its anticipated fees in defending the UK litigation may be approximately $5,800,000.

In Australia, should we be deemed the losing party in any of our applications to the Court or for the entire litigation, we may be held responsible for a substantial percentage of the defendant’s legal fees for the relevant application or for the litigation. These fees may be substantial.

In Australia, should we be deemed the losing party in any of our applications to the Court or for the entire litigation, we may be held responsible for a substantial percentage of the defendant’s legal fees for the relevant application or for the litigation. These fees may be substantial.

In Germany, the amount of fees payable by a losing party is determined based on certain possible statutory levels of “value in dispute.” The value in dispute is only very loosely correlated to the actual value of any potential final settlement or license. Under the current statute, our risk is capped at approximately $952,000 (or €732,000) were the court to determine that the value in dispute is at the highest tier under law.

In France, should we be deemed to be the losing party, it is more likely than not that we will be ordered to pay a contribution to ZTE’s attorney and expert fees. The court in France will make an assessment of winning party’s costs during the course of the proceeding on the merits, and at its discretion order the losing party to pay a portion of those costs, typically between 40-60%.

As of today, we cannot estimate our potential future liability. However, should we be successful on any court applications in the UK, Australia, France, or Germany or the entire litigation and/or litigations, our adversary may be responsible for a substantial percentage of our legal fees.

In Germany, should the court order an injunction for it to be enforced, we will have to pay a security based on the relevant statutory rate. In our litigations against ZTE and ASUS the statutory rate is approximately $1,300,000 (or €1,000,000) for each patent asserted. In our litigation with Tyco, the rate is approximately $650,000 (or €500,000). The statutory rate is only loosely correlated to any actual harm the defendant may suffer from an injunction. The district court judge is entitled to increase the amount of the security. Generally, the courts take the value in dispute as the amount payable as security

Further, if any of the patents in suit are found not infringed or invalid, it is highly unlikely that the relevant patents would be viewed as essential and therefore infringed by all unlicensed market participants.

While we believe that the patents we own are being infringed there is a risk that a court will find the patents invalid, not infringed or unenforceable and/or that the U.S. Patent and Trademark Office (USPTO) or other relevant patent office will either invalidate the patents or materially narrow the scope of their claims during the course of a reexamination, opposition or other such proceeding. In addition, even with a positive trial court verdict, the patents may be invalidated, found not infringed or rendered unenforceable on appeal. This risk may occur either presently or from time to time in connection with future litigations we may bring. If this were to occur, it would have a material adverse effect on the viability of our company and our operations.

We believe that certain companies infringe our patents, but recognize that obtaining and collecting a judgment against such companies may be difficult or impossible. Patent litigation is inherently risky and the outcome is uncertain. Some of the parties that we believe infringe on our patents are large and well-financed companies with substantially greater resources than ours. We believe that these parties would devote a substantial amount of resources in an attempt to avoid or limit a finding that they are liable for infringing on our patents or, in the event liability is found, to avoid or limit the amount of associated damages. In addition, there is a risk that these parties may file reexaminations or other proceedings with the USPTO or other government agencies in the United States or abroad in an attempt to invalidate, narrow the scope or render unenforceable the patents we own.

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

In addition, it is difficult in general to predict the outcome of patent enforcement litigation at the trial or appellate level. In the United States, there is a higher rate of appeals in patent enforcement litigation than standard business litigation. The defendant to any case we bring, may file as many appeals as allowed by right, including to the first, second and/or final courts of appeal (in the United States those courts would be the Federal Circuit and Supreme Court, respectively). Such appeals are expensive and time-consuming, and the outcomes of such appeals are sometimes unpredictable, resulting in increased costs and reduced or delayed revenue.

We may not be able to successfully monetize the patents we acquired from Nokia, nor any of the other patent acquisitions, thus we may fail to realize all of the anticipated benefits of such acquisition.

There is no assurance that we will be able to successfully monetize the patent portfolio that we acquired from Nokia, nor any other of the patent acquisitions. The patents we acquired from Nokia could fail to produce anticipated benefits, or could have other adverse effects that we currently do not foresee. Failure to successfully monetize these patent assets may have a material adverse effect on our business, financial condition and results of operations.

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

Intellectual property is the subject of intense scrutiny by the courts, legislatures and executive branches of governments around the world. Various patent offices, governments or intergovernmental bodies (like the European Commission) may implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders and such changes could negatively affect our business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect our ability to assert our patent or other intellectual property rights.

In September 2013, the Federal Trade Commission announced that it is planning to gather information from approximately 25 companies that are in the business of buying and asserting patents in order to develop a better understanding of how those companies do business and impact innovation and competition. Both the Federal Trade Commission and European Commission are actively considering what the appropriate restrictions are on the ability of owners of patents declared to technical standards to receive both injunctions and royalties.

Furthermore, United States patent laws have been amended by the Leahy-Smith America Invents Act, or the America Invents Act. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. At this time, it is not clear what, if any, impact the America Invents Act will have on the operation of our enforcement business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

In addition, the U.S. Department of Justice (“DOJ”) has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could impact the ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies.

Furthermore, in various pending litigation and appeals in the United States Federal courts, various arguments and legal theories are being advanced to potentially limit the scope of damages a patent licensing company such as us might be entitled to. Any one of these pending cases could result in new legal doctrines that could make our existing or future patent portfolios less valuable or more costly to enforce.

Further, and in general, it is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which we conduct our business and negatively impact our business, prospects, financial condition and results of operations. That said, to date, we do not believe that any existing or proposed statutory or regulatory change has materially affected our business.

Acquisitions of additional patent assets may be time consuming, complex and costly, which could adversely affect our operating results.

Acquisitions of patents or other intellectual property assets, which are and will be critical to our business plan, are often time consuming, complex and costly to consummate. We may utilize many different transaction structures in our acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. As a result, we expect to incur significant operating expenses and will likely be required to raise capital during the negotiations even if the acquisition is ultimately not consummated. Even if we are able to acquire particular patents or other intellectual property assets, there is no guarantee that we will generate sufficient revenue related to those assets to offset the acquisition costs. While we will seek to conduct confirmatory due diligence on the patents or other intellectual property assets we are considering for acquisition, we may acquire such assets from a seller who does not have proper title to those assets. In those cases, we may be required to spend significant resources to defend our interest in such assets and, if we are not successful, our acquisition may be invalid, in which case we could lose part or all of our investment in those assets.

 We may also identify patents or other intellectual property assets that cost more than we are prepared to spend with our own capital resources. We may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any patents or other intellectual property assets or, if consummated, proves to be unprofitable for us. These higher costs could adversely affect our operating results, and if we incur losses, the value of our securities will decline.

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

Competition is intense in the industries in which our subsidiaries do business and as a result, we may not be able to grow or maintain our market share for our technologies and patents.

We expect to encounter competition in the area of patent acquisition and enforcement as the number of companies entering this market is increasing. This includes competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire. As new technological advances occur, many of our patented technologies may become obsolete before they are completely monetized. If we are unable to replace obsolete technologies with more technologically advanced patented technologies, then this obsolescence could have a negative effect on our ability to generate future revenues.

Our licensing business also competes with venture capital firms and various industry leaders for technology licensing opportunities. Many of these competitors may have more financial and human resources than we do. As we become more successful, we may find more companies entering the market for similar technology opportunities, which may reduce our market share in one or more technology industries that we currently rely upon to generate future revenue.

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

Should our warrants outstanding as of February 21, 2014, be exercised, there would be an additional 17,800,673 shares of common stock eligible for trading in the public market. In addition, we currently have incentive equity instruments outstanding to purchase 12,969,039 shares of our common stock granted to our management, employees, directors and consultants. Certain options granted to officers, directors and certain key employees are subject to acceleration of vesting of 75% and 100% (according to the agreement signed with each grantee), upon a subsequent change of control. Certain options granted in prior years that are outstanding have exercise prices that are below recent market prices. Such securities, if exercised, will increase the number of issued and outstanding shares of our common stock. Therefore, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants and options could have an adverse effect on the market price for our securities and/or on our ability to obtain future financing.

Future sales of our shares of common stock by our stockholders could cause the market price of our common stock to drop significantly, even if our business is otherwise performing well.

As of February 21, 2014, we had 85,797,826 shares of common stock issued and outstanding, excluding shares of common stock issuable upon exercise of warrants, options or restricted stock units (“RSUs”). As shares saleable under Rule 144 are sold or as restrictions on resale lapse, the market price of our common stock could drop significantly, if the holders of restricted shares sell them, or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well.

Technology company stock prices are especially volatile, and this volatility may depress the price of our common stock.

The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies have been highly volatile. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, including, among others, the following:

•	developments or disputes concerning our patents;
•	announcements of developments in our patent enforcement actions;
•	additions to or departures of our key personnel;
•	announcements of technological innovations by us or our competitors;
•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, capital commitments, new technologies, or patents;
•	new regulatory pronouncements and changes in regulatory guidelines;
•	changes in financial estimates or recommendations by securities analysts; and
•	general and industry-specific economic conditions.

The market prices of the securities of technology companies have been highly volatile and are likely to remain highly volatile in the future. The stock market as a whole also has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies' operating performance. Furthermore, we believe that fluctuations in our stock price can also be impacted by court rulings and/or other developments in our patent licensing and enforcement actions and stock price may reflect certain future growth and profitability expectations. If we fail to meet these expectations then our stock price may significantly decline which could have an adverse impact on investor confidence.

Our ability to raise capital through equity or equity-linked transactions may be limited.

In order for us to raise capital privately through equity or equity-linked transactions, stockholder approval is required to enable us to issue more than 19.99% of our outstanding shares of common stock pursuant to the rules and regulations of the NASDAQ Capital Market. Should stockholders not approve such issuances, one means to raise capital would be through debt, which could have a material adverse effect on our consolidated balance sheet and overall financial condition.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently have two offices for which the annual rent amounts total $209,000. Our New York office, which serves as our corporate U.S. executive office, is located at 780 3rd Avenue, New York, New York. During January 2014, we entered into an amended lease agreement with the landlord for a new office space within the building. Once the new office space becomes available and we move to the new office, the annual rent will increase to approximately $403,000. The lease for the New York office will expire 5 years and 3 months after the new office is available. Our other office is located in Israel for which the lease will expire in May 2014. We believe that our facilities are adequate to accommodate our business needs.

ITEM 3. LEGAL PROCEEDINGS

Search Patents

In June 2011, I/P Engine acquired eight patents from Lycos, Inc. (“Lycos”) through its wholly-owned subsidiary, I/P Engine.  On September 15, 2011, I/P Engine initiated litigation in the United States District Court, Eastern District of Virginia, against AOL Inc. (“AOL”), Google, Inc. (“Google”), IAC Search & Media, Inc., Gannett Company, Inc., and Target Corporation (collectively, the “Defendants”) for infringement of U.S. Patent Nos. 6,314,420 (the "'420 Patent") and 6,775,664 (the "'664 Patent", and collectively the “Asserted Patents”).

On November 6, 2012, a jury in Norfolk, Virginia unanimously returned a verdict in favor of I/P Engine as follows: (i) I/P Engine had proven by a preponderance of the evidence that the Defendants infringed all of the asserted claims of the Asserted Patents; (ii) Defendants had not proven by clear and convincing evidence that any of the asserted claims of the Asserted Patents were invalid by anticipation; (iii) damages should be based on a "running royalty," (iv) the running royalty rate should be 3.5%; and (v) damages totaling of approximately $30.5 million should be awarded to I/P Engine. The jury also found certain specific facts related to the ultimate question of whether the patents were invalid as obvious. Based on such facts, on November 20, 2012, the District Court issued a ruling that Asserted Patents were not invalid as obvious, and the Court entered final judgment.

On January 3, 2014, the District Court ordered that I/P Engine recover an additional sum of $17.32 million from Defendants for supplemental damages and prejudgment interest. On January 21, 2014, the District Court ruled that Defendants' alleged design-around was "nothing more than a colorable variation of the system adjudged to infringe," and accordingly I/P Engine "is entitled to ongoing royalties as long as Defendants continue to use the modified system." On January 28, 2014, the District Court ruled that the appropriate ongoing royalty rate for Defendants' continued infringement of the Asserted Patents that "would reasonably compensate [I/P Engine] for giving up [its] right to exclude yet allow an ongoing willful infringer to make a reasonable profit" is a rate of 6.5% of the 20.9% royalty base previously set by the District Court.

Both I/P Engine and the Defendants have appealed the case to the U.S. Court of Appeals for the Federal Circuit. The case number for the District Court case is 2:11 CV 512-RAJ. The case numbers for the cases in the Court of Appeals for the Federal Circuit are 13-1307, 13-1313, 14-1233 and 14-1289. The court dockets for proceedings in District Court and the Court of Appeals for the Federal Circuit, including the parties’ briefs, are publicly available on the Public Access to Court Electronic Records website (“PACER”), www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts.

On January 31, 2013, I/P Engine initiated litigation in the United States District Court, Southern District of New York, against Microsoft Corporation (“Microsoft”). On May 30, 2013, I/P Engine entered into a settlement and license agreement with Microsoft to resolve the litigation. According to the agreement, Microsoft paid I/P Engine $1,000,000 and agreed to pay 5% of any future amount Google pays for its use of the patents acquired from Lycos. The parties also agreed to a limitation on Microsoft's total liability, which would not impact us unless the amounts received from Google substantially exceed the judgment previously awarded.  In addition, the parties entered into a patent assignment agreement, pursuant to which Microsoft assigned six patents to I/P Engine. The assigned patents relate to telecommunications, data management, and other technology areas. The case number was 1:13 CV 00688.

Requests for reexamination are a standard tactic used by defendants in patent litigation cases. Google has filed four separate requests for reexamination of the asserted patents at the USPTO, with the two requests on the '664 patent being merged. To date, three of the reexaminations have been resolved in I/P Engine's favor. On December 13, 2013, the USPTO issued a reexamination certificate confirming that all of the claims of the '664 Patent remain valid and unchanged. On September 13, 2013, the USPTO issued a reexamination certificate confirming that all of the claims of the '420 Patent remain valid and unchanged.  Thereafter, Google filed an additional request for reexamination of the '420 patent based solely on a single reference, a reference that had been considered during one of the previous ‘664 Patent reexamination applications. On January 31, 2014, the USPTO issued a first, non-final rejection of the challenged claims in the '420 Patent.  I/P Engine is permitted to follow USPTO procedures to defend the validity of the '420 patent.  Documents regarding USPTO proceedings are publicly available on the Patent Application Information Retrieval website, http://portal.uspto.gov/pair/PublicPair, which is operated by the USPTO.

Infrastructure Patents

On August 9, 2012, we entered into a patent purchase agreement with Nokia Corporation ("Nokia"), comprising of 124 patent families with counterparts world-wide. We paid Nokia a cash payment of $22,000,000 and granted Nokia certain ongoing rights in revenues generated from the patent portfolio. The portfolio encompasses technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. Declarations were filed by Nokia indicating that 31 of the 124 patent families acquired may be essential to wireless communications standards. Copies of the declarations are available on our website at http://www.vringoip.com/documents/FG/vringo/ip/99208_Nokia_ETSI_Declarations.pdf.

As one of the means of realizing the value of the patents on telecom infrastructure, our wholly-owned subsidiaries, Vringo Infrastructure, Inc. (“Vringo Infrastructure”) and Vringo Germany GmbH (“Vringo Germany”) have filed a number of suits against ZTE Corporation (“ZTE”), ASUSTeK Computer Inc. (“ASUS”), ADT Corporation (“ADT”) and Tyco Integrated Security, LLC (“Tyco”) and their subsidiaries and affiliates in the United States, European jurisdictions, India and Australia, alleging infringement of certain U.S., European, Indian and Australian patents.

ZTE

On October 5, 2012, Vringo Infrastructure, filed a suit in the UK High Court of Justice, Chancery Division, Patents Court, alleging infringement of European Patents (UK) 1,212,919; 1,166,589; and 1,808,029. ZTE’s formal response to the complaint was received on December 19, 2012 and included a counterclaim for invalidity of the patents in suit. Vringo Infrastructure responded to the defense on January 16, 2013. Vringo Infrastructure filed a further UK suit on December 3, 2012, alleging infringement of European Patents (UK) 1,221,212; 1,330,933; and 1,186,119. The first UK case will hold a trial in late October 2014 and the second UK case will hold a trial in early June 2015.

On November 15, 2012, Vringo Germany filed a suit in the Mannheim Regional Court in Germany, alleging infringement of European Patent (DE) 1,212,919. The litigation was expanded to include a second patent on February 21, 2013, alleging infringement of European Patent (DE) 1,186,119. At the Mannheim Court’s request, both cases were scheduled to be heard on the same day, October 15, 2013, but were later moved to November 12, 2013. On November 4, 2013 we filed a further brief in the European Patent 1,212,919 proceedings introducing an additional independent patent claim and asserting infringement by ZTE eNode B infrastructure equipment used in 4G networks. In light of the additional products accused, the European Patent 1,186,119 case was heard on November 12, 2013 and the hearing in the European Patent 1,212,919 case was moved to April 28, 2014.

On December 17, 2013, the Court issued its judgment, finding that ZTE infringed European Patent 1,186,119 and ordered an accounting and an injunction upon payment of the appropriate bonds. Vringo Germany paid in the bonds for the accounting, which is now in process. On February 19, 2014, Vringo Germany filed suit in the Mannheim Regional Court seeking enforcement of the accounting ordered in European Patent 1,186,119 and a further order that non-compliance be subject to civil and criminal penalties. Trial in this suit is scheduled for July 4, 2014.

On December 27, 2013, ZTE filed a notice of appeal of the Mannheim Regional Court’s judgment. On January 24, 2014, ZTE filed an emergency motion with the Court of Appeals seeking a stay of the judge’s order pending appeal. On February 24, 2014, ZTE’s motion was denied.

On February 14, 2013, ZTE filed a nullity suit with respect to European Patent (DE) 1,212,919 in the Federal Patents Court, Munich, Germany, alleging invalidity of the patent. Trial in the nullity suit has not been scheduled but is not anticipated before the third quarter of 2014.

On May 3, 2013, ZTE filed a nullity suit with respect to European Patent (DE) 1,186,119 in the Federal Patents Court in Munich, Germany. Trial in the nullity suit has not been scheduled but is not anticipated before the third quarter of 2014.

On September 13, 2013, Vringo Germany filed a suit in the Regional Court of Düsseldorf, alleging infringement of European Patent (DE) 0,748,136. The case is scheduled to be heard on November 27, 2014.

On December 20, 2013, ZTE filed a nullity suit with respect to European Patent (DE) 0,748,136 in the Federal Patents Court in Munich, Germany. A schedule has not yet been set. Trial is not anticipated before the third quarter of 2015.

On January 28, 2014, Vringo Germany filed a suit in the Regional Court of Düsseldorf alleging infringement of European Patent (DE) 0,710,941. The case is scheduled to be heard on November 27, 2014.

In November and December 2012, ZTE initiated invalidity proceedings in China against Chinese Patents ZL 00806049.5; ZL 00812876.6; and ZL 200480044232.1, before the Patent Reexamination Board of the Patent Office of the People’s Republic of China. These patents are the Chinese counterparts of European Patents 1,166,589; 1,212,919; and 1,808,029. On July 3, 2013, the patent rights for ZL 200480044232.1 (counterpart to European Patent 1,808,029) were upheld. An oral hearing for ZL00806049.5 (equivalent to European Patent 1,166,589) occurred on May 9, 2013 and a ruling is still pending. An oral hearing for ZL 00812876.6 (equivalent to European Patent 1,212,919) was held on December 23, 2013, and a ruling is still pending.

On March 29, 2013, Vringo Infrastructure filed a patent infringement lawsuit in France in the Tribunal de Grande Instance de Paris, alleging infringement of the French part of European Patents 1,186,119 and 1,221,212 by ZTE devices, which are believed to fall within the scope of these patents. Vringo Infrastructure filed the lawsuit based on particular information uncovered during a seizure to obtain evidence of infringement, known as a saisie-contrefaçon, which was executed at two of ZTE's facilities in France. The oral hearing in relation to EP (FR) 1,186,119 and 1,221,212 has been scheduled for December 8, 2014 before the 3rd division of the 3rd chamber of the Tribunal de Grande Instance de Paris (specializing in IP matters).

On June 11, 2013, Vringo Infrastructure filed a patent infringement lawsuit in the Federal Court of Australia in the New South Wales registry, alleging infringement by ZTE of Australian Standard Patents AU 2005/212,893 and AU 773,182. We currently anticipate that the Court will set a trial date in the second half of 2014.

On September 6, 2013, Vringo Infrastructure filed a preliminary inquiry order against ZTE in the Commercial Court of Madrid, Spain, requiring ZTE to provide discovery relating to alleged infringement of Spanish Patent 2220484 (EP (ES) 1,186,119).  In light of ZTE’s non-responsiveness to the order, on March 24, 2014 the Court granted our request to seek discovery of certain of ZTE’s Spanish customers.

On November 7, 2013, we and our subsidiary, Vringo Infrastructure, filed a patent infringement lawsuit in the High Court of Delhi at New Delhi, India, alleging infringement of Indian patent 243,980. On November 8, 2013, the Court granted an ex-parte preliminary injunction and appointed commissioners to inspect ZTE’s facilities and collect evidence. ZTE appealed the preliminary injunction and, on December 12, 2013, the appellate panel instituted an interim arrangement, requiring ZTE to file an accounting affidavit disclosing the number of CDMA devices sold by its entities in India, revenue derived therefrom, and other supporting documentation. The Court also required ZTE to pay a bond of 50 million rupees (approximately $800,000 USD),  directed Indian customs authorities to notify us when all relevant ZTE goods are imported into India, and required ZTE to give us the opportunity to inspect those goods. ZTE filed its accounting affidavit on January 13, 2014. On February 3, 2014, we filed a motion for contempt for ZTE’s failure to comply with the Court’s order, and requested that the Court order ZTE to pay an increased bond.

On January 31, 2014, we and our subsidiary, Vringo Infrastructure, filed a patent infringement lawsuit in the High Court of Delhi at New Delhi, alleging infringement of Indian patent 200,572. The Court, finding a prima facie case of infringement, granted an ex-parte preliminary injunction, restraining ZTE and its officers, directors, agents, distributors and customers from importing, selling, offering for sale, advertising, installing, or operating any infringing products, and giving us the right to inspect any infringing goods arriving in India, which are to be detained by customs authorities. The judge granted the injunction after ruling that we would suffer an irreparable loss if such an injunction were not put into place.

ASUS

On October 4, 2013, Vringo Germany filed a patent infringement lawsuit against ASUS in the Düsseldorf Regional Court, alleging infringement of European Patent (DE) 0,748,136. The case is scheduled to be heard on November 27, 2014.

On January 29, 2014, Vringo Germany filed a suit in the Düsseldorf Regional Court alleging infringement of European Patent (DE) 0,710,941. The case is scheduled to be heard on November 27, 2014.

On February 7, 2014, Vringo Infrastructure, Inc. filed a suit in the Commercial Court of Barcelona alleging infringement of European Patent (ES) 0,748,136.

ADT/Tyco

On September 12, 2013, Vringo Infrastructure filed a patent infringement lawsuit against ADT and Tyco in the United States District Court for the Southern District of Florida. The lawsuit alleges infringement of U.S. Patent No. 6,288,641, entitled "Assembly, and Associated Method, for Remotely Monitoring a Surveillance Area."

On January 15, 2014, Vringo Germany filed a patent infringement lawsuit against Tyco in the Regional Court of Mannheim, alleging infringement of European Patent 1,221,149, entitled “Process and Device for Surveillance of a Room.”

On January 28, 2014, Vringo Infrastructure announced that it had entered into a confidential agreement with ADT. The agreement resolved litigation pending between the parties in the United States District Court for the Southern District of Florida. Tyco remains a defendant in the ongoing litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Market Information

Our common stock was listed on the NYSE MKT until April 29, 2013 under the symbol “VRNG.” As of April 30, 2013, our common stock is listed on the NASDAQ Capital Market under the same symbol “VRNG.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NYSE MKT and the NASDAQ Capital Market:

	High	Low
Year ended December 31, 2013
First quarter	$3.83	$2.70
Second quarter	3.50	2.65
Third quarter	3.90	2.61
Fourth quarter	$3.34	$2.64

	High	Low
Year ended December 31, 2012
First quarter	$2.19	$0.68
Second quarter	5.45	1.80
Third quarter	4.32	2.78
Fourth quarter	$5.73	$1.75

Our public warrants were listed on the NYSE MKT until April 30, 2013 under the symbol “VRNGW.” As of April 30, 2013, our public warrants were listed on the NASDAQ Capital Market under the same symbol “VRNGW.” The following table sets forth, for the periods indicated, the high and low sales prices for our public warrants as reported by the NYSE MKT and the NASDAQ Capital Market:

	High	Low
Year ended December 31, 2013
First quarter	$1.45	$1.00
Second quarter	1.54	0.85
Third quarter	1.49	0.79
Fourth quarter	$1.38	$0.82

	High	Low
Year ended December 31, 2012
First quarter	$0.70	$0.04
Second quarter	1.45	0.42
Third quarter	1.85	0.85
Fourth quarter	$3.25	$0.53

Stockholders

As of February 21, 2014, we had 16 stockholders of record of the 85,797,826 outstanding shares of our common stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

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

Overview

We were incorporated in Delaware on January 9, 2006 and commenced operations during the first quarter of 2006. In March 2006, we formed a wholly-owned subsidiary, Vringo (Israel) Ltd., for the primary purpose of providing research and development services. On July 19, 2012, Innovate/Protect, Inc., (“I/P”) merged with us through an exchange of equity instruments of I/P for those of Vringo (the “Merger”). The Merger was accounted for as a reverse acquisition pursuant to which I/P was considered the accounting acquirer of Vringo. As such, the financial statements of I/P are treated as the historical financial statements of the combined company, with the results of Vringo included from July 19, 2012.

Our business strives to develop, acquire, license and protect innovation worldwide. We are currently focused on identifying, generating, acquiring, and driving economic benefits from intellectual property assets. Our intellectual property portfolio consists of over 500 patents and patent applications covering telecom infrastructure, internet search and mobile technologies. Our patents and patent applications have been developed internally and acquired from third parties. We plan to continue to expand our portfolio of intellectual property assets through acquiring and internally developing new technologies. We intend to monetize our technology portfolio through a variety of value enhancing initiatives, including, but not limited to:

•	licensing,

•	strategic partnerships, and

•	litigation.

Prior to December 31, 2013, we operated a global platform for the distribution of mobile social applications and services. On December 31, 2013, we entered into a definitive agreement to sell our mobile social application business. In February 2014, we consummated the sale of this business.

We are still a development stage company. From the inception of I/P on June 8, 2011 (“Inception”) to date, we have raised approximately $97,403,000. These amounts have been used to finance our operations, as until now, we have not yet generated any significant revenues. From Inception through December 31, 2013, we recorded losses of approximately $76,028,000 and net cash used in operations was approximately $39,461,000. Our average monthly use of cash from operations for the years ended December 31, 2013 and 2012 was approximately $1,955,000 and $1,205,000, respectively. This is not necessarily indicative of the future use of our working capital.

Revenue

Revenue from patent licensing and enforcement is recognized when collection is reasonably assured, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and delivery of the service has been rendered. We use management's best estimate of selling price for individual elements in multiple-element arrangements, where vendor specific evidence or third party evidence of selling price is not available.

Operating legal costs

Operating legal costs mainly include the costs and expenses incurred in connection with our patent licensing and enforcement activities, patent-related legal expenses paid to external patent counsel (including contingent legal fees), licensing and enforcement related research, consulting and other expenses paid to third parties, as well as internal payroll expenses, stock-based compensation, and the amortization of acquired patents.

Research and development expenses

Research and development expenses consisted primarily of the cost of our development and operations personnel, as well as of the cost of outsourced development services.

General and administrative expenses

General and administrative expenses include management and administrative personnel, public and investor relations, overhead/office costs and various professional fees, as well as insurance, non-operational depreciation and amortization.

Non-operating income (expenses)

Non-operating income (expenses) includes transaction gains (losses) from foreign exchange rate differences, interest on deposits, bank charges, as well as fair value adjustments of derivative liabilities on account of the Preferential Reload Warrants, Special Bridge Warrants, Series 1 Warrants and the Conversion Warrants. The value of such derivative warrants is highly influenced by assumptions used in its valuation, as well as by our stock price at the period end (revaluation date).

Income taxes

Our effective tax rate differs from the statutory federal rate primarily due to differences between income and expense recognition prescribed by income tax regulations and generally accepted accounting principles. We utilize different methods and useful lives for depreciating and amortizing property and equipment and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. At December 31, 2013, deferred tax assets generated from our U.S. activities were mostly offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be generated before such net operating loss carryforwards expire.

Prior to the sale of our mobile social application business, our subsidiary in Israel generated net taxable income from services it provided to us. The subsidiary in Israel charged us for research, development, certain management and other services provided to us, plus a profit margin on such costs, which was 8%. In the zone where the production facilities of the subsidiary in Israel were located, the statutory tax rate was 12.5% in 2013. In addition, our income tax expense has been adjusted for the effect of foreign income from our wholly-owned subsidiary in Israel. The deferred tax assets and liabilities generated from our subsidiary in Israel’s operations are not offset by an allowance, as in our estimation, they are more likely than not to be realized.

Results of Operations

Year ended December 31, 2013 compared to the year ended December 31, 2012 and the development stage period (cumulative from Inception through December 31, 2013)

Revenue

	Year ended December 31,			Cumulative from Inception through December 31,
	2013	2012	Change	2013
Revenue	$1,100,000	$100,000	$1,000,000	$1,200,000

During the year ended December 31, 2013, we recorded total revenue (excluding mobile social application business revenue included within discontinued operations) of $1,100,000, which represents an increase of $1,000,000 (or 1,000%) from revenues recorded for the year ended December 31, 2012. The increase was due to revenue from a one-time payment in connection with the license and settlement agreement entered into with Microsoft, as disclosed in Note 10 to our accompanying consolidated financial statements. In 2012, our revenue consisted of proceeds from a partial settlement with AOL in the total amount of $100,000.

We seek to generate revenue through the monetization of our intellectual property through licensing, strategic partnerships and litigation, when required, which may be resolved through a settlement or collection. We also intend to continue to expand our planned operations through acquisitions and monetization of additional patents, other intellectual property or operating business. In particular, following the incorporation of our subsidiary in Germany and the acquisition of a patent portfolio from Nokia, we intend to continue to expand our intellectual property monetization efforts worldwide.

We anticipate that our legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical.

Operating legal costs

	Year ended December 31,			Cumulative from Inception through December 31,
	2013	2012	Change	2013
Amortization of intangibles	$3,445,000	$1,692,000	$1,753,000	$5,465,000
Operating legal	$21,590,000	$10,010,000	$11,580,000	$32,833,000
Total	$25,035,000	$11,702,000	$13,333,000	$38,298,000

During the year ended December 31, 2013, our operating legal costs were $25,035,000, which represents an increase of $13,333,000 (or 114%) from operating legal costs recorded for the year ended December 31, 2012. The increase was mainly related to consulting and litigation costs ($20,369,000, compared to $9,487,000 in 2012), mostly in connection with our worldwide proceedings against ZTE, which commenced in the fourth quarter of 2012. This increase was partially offset by a decrease in litigation costs relating to proceedings against Google. Further, stock-based compensation costs increased ($1,221,000, compared to $523,000 in 2012) due to our efforts to increase our in-house legal department staff. The increase in amortization expense of intangibles ($3,445,000, compared to $1,692,000 in 2012) was mainly due to a full year of amortization of the patents acquired from Nokia, compared to partial year amortization in 2012.

From Inception through December 31, 2013, operating legal costs expenses amounted to $38,298,000. Of this amount, $1,744,000 was attributed to stock-based compensation to employees, management and consultants, $31,089,000 was attributed to operating legal expenses, mainly related to patent litigations against Google and ZTE, and $5,465,000 was attributed to patent amortization.

It is not certain whether our operating legal costs will increase over time. Though we aim to diversify our portfolio of products and increase our intellectual property monetization efforts, we have also increased the size of our in-house legal and technical team. The goal is to decrease our overall legal expenses by bringing more work in-house, which we believe will cost less than outsourcing to external firms. There is no guarantee, however, that an in-house team will be less expensive or more efficient than outsourcing this work. Moreover, as we expand the scope of our monetization efforts, the amount of legal work will increase leading to a concomitant increase in our operating legal costs, regardless of if such work is performed in-house or outsourced.

Research and development

	Year ended December 31,			Cumulative from Inception through December 31,
	2013	2012	Change	2013
Research and development	$1,512,000	$543,000	$969,000	$2,055,000

During the year ended December 31, 2013 and 2012, our research and development expenses (excluding mobile social application business research and development expense included within discontinued operations) amounted to $1,512,000 and $543,000, respectively. The increase of $969,000 (or 178%) was primarily due to increased development team cost ($520,000, compared to $173,000 in 2012), and related non-cash, stock-based compensation cost ($470,000, compared to $366,000 in 2012). In addition, this increase was due to an increase in consulting costs ($499,000, compared to $0 in 2012).

From Inception through December 31, 2013, research and development expenses, in the total amount of $2,055,000, recorded following the Merger with I/P, consist primarily of labor related cost of $693,000, consulting expenses of $499,000 and related stock-based compensation cost of $836,000.

In February 2014, we sold our mobile social application business to Infomedia. As part of the agreement, our then remaining research and development personnel were assumed by Infomedia. Should we seek to introduce new products or new business opportunities, such as a merger or acquisition relating to our intellectual property or other technology, we expect that our research and development costs would increase.

General and administrative

	Year ended December 31,			Cumulative from Inception through December 31,
	2013	2012	Change	2013
General and administrative	$15,330,000	$10,226,000	$5,104,000	$26,741,000

During the year ended December 31, 2013, general and administrative expenses increased by $5,104,000 (or 50%), to $15,330,000, from $10,226,000 recorded during the year ended December 31, 2012. General and administrative expenses increased mostly due to an increase in payroll expense ($2,349,000, compared to $1,301,000 in 2012), an increase in stock-based compensation expense ($10,037,000, compared to $6,731,000 in 2012), and increased various professional fees ($2,093,000, compared to $1,544,000 in 2012).

From Inception through December 31, 2013, general and administrative expenses amounted to $26,741,000. Of that amount, $3,869,000 was attributed to salaries and related expenses, $17,242,000 was attributed to stock-based payments and $5,630,000 was attributed to various professional fees.

We expect that our general and administrative expenses will increase, as our expenses will incorporate full costs of our management and administration, as well as increased rent, office, accounting, legal and insurance costs. New merger and acquisition opportunities, should such arise, may also significantly increase our general and administrative costs.

Non-operating income (expense), net

	Year ended December 31,			Cumulative from Inception through December 31,
	2013	2012	Change	2013
Non-operating income (expense), net	$(971,000)	$3,962,000	$(4,933,000)	$2,983,000

During the year ended December 31, 2013, we recorded non-operating expense in the amount of $971,000, compared to non-operating income in the amount of $3,962,000 recorded in the year ended December 31, 2012. During the year ended December 31, 2013, we recorded approximately $421,000 of income related to a decrease in the fair value of our derivative warrant liabilities. In addition, as part of the issuance of October 2012 Warrants, the down-round protection clauses in certain then outstanding Series 1 Warrants were removed. The impact of the removal of the down-round warrant protection, which was not material, was recorded during the year ended December 31, 2013. As a result of the removal of the down-round warrant protection, we recorded an additional, non-operating expense of $1,617,000. Following the Merger, our non-operating income, net, included mainly the impact of changes in the fair value of derivative warrants, the fair value of which is highly affected by our share price at the measurement date. Consequently, as of December 31, 2012, we recorded income of $6,847,000 due to the decrease of our share price, compared to the share price on the date of the Merger.

In addition, in October 2012, we entered into an agreement with certain of our warrant holders, pursuant to which such warrant holders exercised in cash 3,721,062 of their outstanding warrants, with an exercise price of $1.76 per share, and we issued such warrant holders unregistered warrants to purchase an aggregate of 3,000,000 of our shares of common stock, par value $0.01 per share, at an exercise price of $5.06 per share. The newly issued warrants do not bear down-round protection clauses. As a result of this issuance, additional non-operational expense in the total amount of $2,883,000 was recorded (refer to Note 9 to the accompanying consolidated financial statements).

We expect that our non-operating income (expense) will remain highly volatile, and we may choose to fund our operations through additional financing. In particular, non-operating income (expense) will be affected by the adjustments to fair value of our derivative instruments. Fair value of these derivative instruments depends on a variety of assumptions, such as estimations regarding triggering of down-round protection and estimated future share price. An estimated increase in the price of our common stock increases the value of the warrants and thus results in a loss on our statement of operations. In addition, high estimated probability of a down-round protection increases the value of the warrants and again results in a loss on our statement of operations. Also refer to Note 9 to the accompanying consolidated financial statements.

Loss from discontinued mobile social application operations

	As of December 31,			Cumulative from Inception through December 31,
	2013	2012	Change	2013
Revenue	$224,000	$269,000	$(45,000)	$493,000
Operating expenses	(3,334,000)	(2,666,000)	(668,000)	(6,000,000)
Loss on impairment	(7,253,000)	—	(7,253,000)	(7,253,000)
Operating loss	(10,363,000)	(2,397,000)	(7,966,000)	(12,760,000)
Non-operating income (expense)	(65,000)	20,000	(85,000)	(45,000)
Loss before taxes on income	(10,428,000)	(2,377,000)	(8,051,000)	(12,805,000)
Income tax expense	(257,000)	(55,000)	(202,000)	(312,000)
Loss from discontinued operations	$(10,685,000)	$(2,432,000)	$(8,253,000)	$(13,117,000)

On February 18, 2014, we executed the sale of our mobile social application business to Infomedia, in exchange for 18 Class B shares of Infomedia, which represent an 8.25% ownership interest. The Infomedia Class B shares were accounted for as a cost-method investment. Cash requirements for termination of mobile operations include mainly post-employment obligations, which are expected to be incurred in the first quarter of 2014, and are considered to be immaterial. We expect the consummation of the sale agreement to reduce our annual cost and cash used in operations, by approximately $3,000,000 per annum.

During the year ended December 31, 2013, we recorded revenues of $224,000, which represents a decrease of $45,000 (or -17%) from revenues recorded for the year ended December 31, 2012. Mobile revenue recorded in 2012 only reflect our revenue from the day of the Merger. Mobile revenue in 2013 decreased, compared to 2012, mainly due to a one-time development project with Nokia, for a total amount of $100,000, recorded in 2012. In 2013, due to the change in mobile strategy for Nokia and its announced sale of its handset business to Microsoft, there was significant impact on the personnel and budgets dedicated to development partner relations, such as the one previously enjoyed by Vringo. As a result, no new revenue contracts were issued for app customization on Nokia devices during 2013.

During the year ended December 31, 2013, operating expenses increased by $668,000 (or 25%), to $3,334,000, from $2,666,000 recorded during the year ended December 31, 2012. Operating expenses increased mostly due to full year amortization of our technology, the value to which was allocated upon consummation of the Merger ($1,688,000 amortization expense, compared to $763,000 in 2012). This increase was partially offset by the decrease in stock-based compensation costs ($365,000, compared to $467,000 in 2012).

During the fourth quarter of 2013, an impairment loss of $7,253,000 was recorded in connection with the sale of our mobile social application business, which represents the excess of the carrying value (which includes the portion of goodwill allocated to the mobile social application business) over the estimated fair value of the related asset group. The fair value of the related asset group was estimated using an income approach by developing a discounted future net cash flows model. Refer to Note 7 to the accompanying consolidated financial statements for further discussion of the accounting related to this transaction.

During the year ended December 31, 2013, we recorded income tax expense of $257,000, which represents an increase of $202,000 (or 354%) from income tax expense recorded for the year ended December 31, 2012. In general, current taxes on income are mainly due to taxable profits generated by our subsidiary in Israel, as a result of the intercompany cost plus agreement between us and the subsidiary in Israel, whereby the subsidiary in Israel performs development and other services for us and is reimbursed for its expenses plus 8% profit. For financial statements purposes, these profits are eliminated upon consolidation.

Taxes on Income

As of December 31, 2013, we had approximately $88,204,000 in aggregate total net tax loss carryforwards ("NOL") for U.S. federal, state and local purposes expiring 20 years from the respective tax years to which they relate (beginning with 2006 for the Legal Parent and 2011 for I/P). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, in accordance with Internal Revenue Code, Section 382, our initial public offering, financing activities, as well as the Merger, may limit the Company's ability to utilize all such NOL and credit carryforwards.

We file our tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. Vringo has open tax assessments for the years 2010 through 2013. As of December 31, 2013, all tax assessments for I/P are still open. The Israeli subsidiary files its income tax returns in Israel. As of December 31, 2013, the Israeli subsidiary has open tax assessments for the years 2010 through 2013.

As of December 31, 2013, with the sale of our mobile social application business, and its classification as assets held to sale, we do not meet the criteria for the exception of indefinite reversal criteria for its Israeli subsidiary. We did not record any additional material provisions related to such event.

A valuation allowance has been recorded against the net deferred tax asset in the U.S., as it is in the opinion of the Company’s management that it is more likely than not that the operating loss carryforwards will not be utilized in the foreseeable future. No valuation allowance has been provided for the deferred tax assets of the Israeli subsidiary, since they are more likely than not to be realized.

We file our tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. Vringo, Inc. has open tax assessments for the years 2010 through 2013. As of December 31, 2013, all tax assessments for Innovate/Protect are still open. The Israeli subsidiary files its income tax returns in Israel. As of December 31, 2013, the Israeli subsidiary has open tax assessments for the years 2010 through 2013.

We did not have any material unrecognized tax benefits in 2013 and 2012. We do not expect to record any additional material provisions for unrecognized tax benefits within the next year.

Liquidity and Capital Resources

As of December 31, 2013, we had a cash balance of $33,586,000 and $29,340,000 in net working capital. The decrease of $23,374,000 in our cash balance from December 31, 2012, was mainly due to net cash used by us in our business operations, in the total amount of approximately $23,462,000 and $1,420,000 used to acquire patents. This decrease was slightly offset by $1,564,000 received from the exercise of options and warrants. As of December 31, 2013, our total stockholders' equity was $114,282,000, mainly decreased by continuing operating deficits from Inception to date.

During the year ended December 31, 2013, a total of 435,783 warrants to purchase an aggregate of 435,783 shares of our common stock, at an exercise price range from $0.94 to $1.76 per share, were exercised by our warrant holders, pursuant to which we received an additional $590,522. In addition, 2,177,644 options and restricted stock units (“RSUs”), collectively, to purchase 2,177,644 shares of our common stock, issued to consultants, employees, directors and management, were exercised or vested, as applicable. As a result, we received an additional $973,986. In addition, during 2014 through February 21, 2014, 626,805 warrants to purchase an aggregate of 626,805 shares of our common stock, at an exercise price of $1.76 per share, were exercised by our warrant holders, pursuant to which we received an additional $1,103,177. In addition, 699,606 options and RSUs, collectively, to purchase 699,606 shares of our common stock, issued to employees, directors and management, were exercised or vested, as applicable. As a result, we received an additional $1,455,066.

As of February 21, 2014, we had approximately $30,378,000 in cash and cash equivalents. Based on current operating plans, we expect to have sufficient funds for our operations for at least the next twelve months. In addition, until we generate sufficient revenue, we may need to raise additional funds, which can be achieved through exercise of outstanding warrants and options, issuance of additional equity or through loans from financial institutions. There can be no assurance, however, that any such opportunities will materialize.

We anticipate that we will continue to search for additional sources of liquidity, when needed, until we generate positive cash flow to support our operations. We cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance our operations may require stockholder approval and will dilute existing stockholders' ownership. We cannot guarantee when or if we will ever generate positive cash flow.

Cash flows

	Year ended December 31,			Cumulative from Inception through December 31,
	2013	2012	Change	2013
Net cash used in operating activities	$(23,465,000)	$(14,468,000)	$(8,997,000)	$(39,461,000)
Net cash used in investing activities	$(1,636,000)	$(19,476,000)	$17,840,000	$(24,517,000)
Net cash provided by financing activities	$1,564,000	$85,694,000	$(84,130,000)	$97,403,000

Operating activities

During the year ended December 31, 2013, net cash used in operating activities totaled $23,465,000. During the year ended December 31, 2012, net cash used in operating activities totaled $14,468,000. The $8,997,000 increase in net cash used in operating activities was mainly due to increased litigation costs, as well as an increase in cost of our in-house staff.

We expect our net cash used in operating activities to increase due to further development of our business. As we expect to move towards greater revenue generation, we expect that these amounts will be offset over time by collection of revenue.

Investing activities

During the year ended December 31, 2013, net cash used in investing activities totaled $1,636,000. During the year ended December 31, 2012, net cash used in investing activities totaled $19,476,000. The decrease in cash used in investing activities, in the total amount of $17,840,000, was primarily due to a patent purchase in the total amount of $1,420,000, compared to the cost of patents acquired from Nokia in 2012, for $22,548,000. Fixed asset purchases in the year ended December 31, 2013 amounted to $23,000 compared to $208,000 for the year ended December 31, 2012, due to post-Merger relocation of our headquarters and the development of internal technology infrastructure in 2012. In addition, in 2012, cash used in investing activities was offset by $3,326,000 recorded in connection with the consummation of the Merger.

We expect that net cash used in investing activities will increase as we intend to continue to acquire additional intellectual property assets and invest surplus cash, according to our investment policy.

Financing activities

 During the year ended December 31, 2013, net cash provided by financing activities totaled $1,564,000, which relates to funds received from the exercise of warrants and options in the total amount of $590,000 and $974,000, respectively. During the year ended December 31, 2012, net cash provided by financing activities totaled $85,694,000, which relates to the August and October registered direct financings, in which we raised approximately, $31,148,000 and $44,962,000, respectively, offset by repayment of note payable to Hudson Bay Master Fund Ltd., in the total amount of $3,200,000 and funds received from the exercise of warrants and options in the total amount of $12,784,000.

As mentioned above, a significant portion of our issued and outstanding warrants are currently “in the money” and the shares of common stock underlying such warrants held by non-affiliates are freely tradable, with, as of December 31, 2013, the potential of up to $18,703,114 of additional incoming funds. We may choose to raise additional funds in connection with any acquisition of patent portfolios or other intellectual property assets that we may pursue. There can be no assurance, however, that any such opportunity will materialize, and moreover, any such financing would likely be dilutive to our current stockholders.

Future operations

We are currently pursuing several potential strategic partners and have identified patent portfolios, other intellectual property assets and operating businesses that we may wish to acquire. In addition, we are continuing to explore further opportunities for strategic business alliances. However, there can be no assurance that any such opportunities will be consummated.

Off-Balance Sheet Arrangements

From October 2012 through December 31, 2013, our subsidiaries filed patent infringement lawsuits against the subsidiaries of ZTE Corporation in the United Kingdom, France, Germany, and Australia. Should we be deemed the losing party in any of its applications to the court in the UK, we may be held responsible for a portion of the defendant’s legal fees for the relevant application or for the litigation. Pursuant to negotiation with ZTE’s UK subsidiary, in the United Kingdom, we placed two written commitments to ensure the payment of a potential liability by Vringo Infrastructure resulting for the two cases filed in the fourth quarter of 2012 and second quarter of 2013, which the defendants estimated to be approximately $2,900,000 each. In addition, we may be required to grant additional written commitments, as necessary, in connection with our commenced proceedings against ZTE Corporation in Europe and Australia. It should be noted, however, that if we were successful on any court applications or the entirety of any litigation, ZTE Corporation would be responsible for a substantial portion of our legal fees.

Other than the arrangements described in the preceding paragraph, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the year ended December 31, 2013, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we used in preparing our consolidated financial statements for the year ended December 31, 2013.

Impairment of Long-Lived Assets

Our long-lived assets include property and equipment and amortizable intangible assets. In assessing the recoverability of these long-lived assets, the company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our long-lived assets.

 During the fourth quarter of 2013, we recorded an impairment loss of $7,045,000 related to technology assets in connection with the sale of our mobile social application business, which was completed in February 2014. This amount was calculated based upon a discounted future cash flows model. Significant judgments and assumptions inherent in a discounted cash flow valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective asset group. Such judgments and assumptions, particularly related to mobile technology, are sensitive to rapid changes in the industry and technological advances.

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other. We have one reporting unit for purposes of evaluating goodwill impairment.

The company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would not need to perform the two-step impairment test for the reporting unit. If the company cannot support such a conclusion or the company does not elect to perform the qualitative assessment then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, then step two of the impairment test (measurement) does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to an acquisition price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using certain valuation techniques in addition to the company’s market capitalization.

We performed our annual impairment test of goodwill as of December 31, 2013. Based on this test, we did not recognize an impairment charge related to goodwill since the fair value of the reporting unit significantly exceeded its carrying value. The fair value as of December 31, 2013 was approximated to be $250,127,000, exceeding the carrying value by 118%. We did however recognize an impairment charge related to goodwill of approximately $208,000 during the fourth quarter of 2013 in connection with the sale of our mobile social application business. Refer to Note 7 to the accompanying consolidated financial statements for further discussion.

Valuation of Financial Instruments

As of December 31, 2013, we had 21,198 Special Bridge Warrants and 14,491 Conversion Warrants at an exercise price of $0.94, with a fair value of $43,000 and $30,000, respectively. In addition, we had 160,609 Preferential Reload Warrants and 2,303,717 Series 1 Warrants at an exercise price of $1.76, with a fair value of $255,000 and $3,755,000, respectively. (Refer to Note 9 to the accompanying consolidated financial statements). The following table represents the assumptions, valuation models and inputs used, as of December 31, 2013:

	Valuation	Unobservable
Description	Technique	Inputs	Range
Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and the outstanding derivative Series 1 Warrants	Black-Scholes-Merton and the Monte-Carlo models	Volatility	46.85% – 52.63%
		Risk free interest rate	0.16% – 1.11%
		Expected term, in years	0.99 – 3.55
		Dividend yield	0%
		Probability and timing of down-round triggering event	5% occurrence in December 2014

Had we made different assumptions about the risk-free interest rate, volatility, the impact of the down-round provision, or the estimated time that the abovementioned warrants will be outstanding before they are ultimately exercised, the recorded expense, our net loss and net loss per share amounts could have been significantly different.

Accounting for Stock-based Compensation

We measure compensation cost for stock-based awards at fair value on the date of grant and recognize the cost over the service period in which the awards are expected to vest. For options granted to consultants, the measurement date of the option is the earlier of counterparty performance or performance commitment. Such options are revalued at every reporting date until the measurement date. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

We determine the fair value of stock options granted to employees, directors and consultants using the Black-Scholes-Merton and the Monte-Carlo (for grants that include market conditions) valuation models. Those models require us to make significant assumptions regarding the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. Since the Merger occurred on July 19, 2012, we still lack sufficient history to use our own historical volatility; as a result, we estimate our expected stock volatility based on historical stock volatility from comparable companies. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant.

The various inputs and assumptions utilized in connection with our option pricing models are highly subjective. Had we made different assumptions about the risk-free interest rate, expected stock price, volatility, or the estimated time that the options will be outstanding before they are ultimately exercised, the recorded expense, our net loss and net loss per share amounts could have been significantly different.

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

FASB ASC 740, Income Taxes, prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least a “more likely than not” chance of being sustained upon challenge by the respective taxing authorities, which criteria is a matter of significant judgment.

Recently Adopted Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. We adopted the guidance as of January 1, 2013, as required. There was no material impact on our consolidated financial statements resulting from the adoption.

Impact of Recently Issued But Not yet Adopted Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of unrecognized tax benefits. This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for us beginning January 1, 2014 and should be applied prospectively with retroactive application permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements, but we do not expect  such impact to be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements required by this Item are set forth in Item 15 beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management, with the participation of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The Company’s independent registered public accounting firm, Somekh Chaikin, a member firm of KPMG International, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2014 Annual Meeting of Stockholders to be filed with the SEC under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” is incorporated by reference in this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2014 Annual Meeting of Stockholders to be filed with the SEC under the captions “Executive Officer and Director Compensation” and “Management and Corporate Governance” and is incorporated by reference in this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2014 Annual Meeting of Stockholders to be filed with the SEC under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference in this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2014 Annual Meeting of Stockholders to be filed with the SEC under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” and is incorporated by reference in this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2014 Annual Meeting of Stockholders to be filed with the SEC under the caption “Independent Registered Public Accounting Firm” and is incorporated by reference in this Item 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. For the financial statements included in this annual report, see “Index to the Financial Statements” on page F-1.

(a)(2) Financial Statement Schedules. All schedules are omitted because they are not applicable or because the required information is shown under Item 8, “Financial Statements and Supplementary Data.”

(a)(3) Exhibits. The list of exhibits filed as a part of this annual report is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated by reference in this Item 15(a)(3).

(b) Exhibits. See Exhibit Index.

(c) Separate Financial Statements and Schedules. None.

Vringo, Inc. and Subsidiaries
(a Development Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Statements of Changes in Stockholders' Equity	F-5

Consolidated Statements of Cash Flows	F-6-F-7

Notes to the Consolidated Financial Statements	F-8-F-20

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Vringo, Inc.:

We have audited the accompanying consolidated balance sheets of Vringo, Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012 and for the period from June 8, 2011 (inception) to December 31, 2013. We also have audited Vringo Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vringo, Inc. and subsidiaries (a development stage company) as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended, and for the cumulative period from June 8, 2011 (date of inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

/s/ Somekh Chaikin
A member firm of KPMG International

Jerusalem, Israel
March 10, 2014

Vringo, Inc. and Subsidiaries
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Current assets
Cash and cash equivalents	$33,586	$56,960
Assets held for sale	787	—
Other current assets	455	469
Total current assets	34,828	57,429

Long-term deposits	247	54
Property and equipment, net	230	294
Intangible assets, net	22,748	34,044
Goodwill	65,757	65,965

Total assets	$123,810	$157,786

Current liabilities
Accounts payable and accrued expenses	$5,146	$1,444
Accrued employee compensation	299	398
Derivative liabilities on account of warrants	43	—
Total current liabilities	5,488	1,842

Long-term liabilities
Derivative liabilities on account of warrants	4,040	7,612

Commitments and contingencies (Note 12)

Stockholders’ equity
Series A Convertible Preferred stock, $0.01 par value per share; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share 150,000,000 and 100,000,000 authorized; 84,502,653 and 81,889,226 issued and outstanding as of December 31, 2013 and 2012, respectively	845	819
Additional paid-in capital	189,465	171,108
Deficit accumulated during the development stage	(76,028)	(23,595)

Total stockholders’ equity	114,282	148,332

Total liabilities and stockholders’ equity	$123,810	$157,786

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)

	For the year ended December 31,		Cumulative from June 8, 2011 (Inception) through December 31,
	2013	2012	2013
Revenue	$1,100	$100	$1,200

Costs and Expenses*
Operating legal costs	25,035	11,702	38,298
Research and development	1,512	543	2,055
General and administrative	15,330	10,226	26,741
Total operating expenses	41,877	22,471	67,094
Operating loss from continuing operations	(40,777)	(22,371)	(65,894)

Non-operating income	245	18	263
Non-operating expenses	(20)	(20)	(48)
Issuance of warrants	—	(2,883)	(2,883)
Gain (loss) on revaluation of warrants	(1,196)	6,847	5,651

Loss from continuing operations before taxes on income	(41,748)	(18,409)	(62,911)
Income tax expense	—	—	—

Loss from continuing operations	$(41,748)	$(18,409)	$(62,911)

Loss from discontinued operations (including the impairment loss of $7,253 and $0 in 2013 and 2012, respectively)*	(10,428)	(2,377)	(12,805)
Income tax expense	(257)	(55)	(312)
Loss from discontinued operations	(10,685)	(2,432)	(13,117)

Net loss	$(52,433)	$(20,841)	$(76,028)
Loss per share:
Basic
Loss per share from continuing operations	$(0.50)	$(0.47)	$(1.26)
Loss per share from discontinued operations	(0.13)	(0.06)	(0.26)
Total net loss per share	$(0.63)	$(0.53)	$(1.52)
Diluted
Loss per share from continuing operations	$(0.50)	$(0.55)	$(1.28)
Loss per share from discontinued operations	(0.13)	(0.06)	(0.26)
Total net loss per share	$(0.63)	$(0.61)	$(1.54)
Weighted-average number of shares outstanding during the year:
Basic	83,201,691	39,111,176	50,105,473
Diluted	83,280,873	41,664,676	51,618,897

* Includes stock-based compensation expense, as follows:
Operating legal costs	$1,221	$523	$1,744
Research and development	470	366	836
General and administrative	10,037	6,731	17,242
Discontinued operations	365	467	832
	$12,093	$8,087	$20,654

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries
(a Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Common stock	Additional paid-in capital	Deficit accumulated during the development stage	Total
Balance as of June 8, 2011 (Inception)	$—	$—	$—	$—
Issuance of shares of common stock	170	4,975	—	5,145
Stock-based compensation	—	474	—	474
Net loss for the period	—	—	(2,754)	(2,754)
Balance as of December 31, 2011	170	5,449	(2,754)	2,865
Conversion of Series A Convertible Preferred stock, classified as mezzanine equity	8	68	—	76
Stock-based compensation, including grant of shares to consultants	3	8,084	—	8,087
Recording of equity instruments upon Merger, net of fair value of issued warrants $21,954 and issuance cost of $463 (refer to Note 6)	152	54,809	—	54,961
Issuance of warrants (refer to Note 9)	—	2,883	—	2,883
Conversion of Series A Convertible Preferred stock, classified as equity	201	(201)	—	—
Exercise of warrants	76	22,856	—	22,932
Exercise of stock options	8	501	—	509
Issuance of shares in connection with a financing round, net of issuance cost of $52	96	31,052	—	31,148
Shares issued for acquisition of patents (refer to Note 5)	2	748	—	750
Issuance of shares in connection with a financing round, net of issuance cost of $39	103	44,859	—	44,962
Net loss for the year	—	—	(20,841)	(20,841)
Balance as of December 31, 2012	819	171,108	(23,595)	148,332
Exercise of stock options and vesting of Restricted Stock Units (“RSUs”)	22	952	—	974
Exercise of warrants	4	1,394	—	1,398
Conversion of derivative warrants into equity warrants	—	3,918	—	3,918
Stock-based compensation	—	12,093	—	12,093
Net loss for the year	—	—	(52,433)	(52,433)
Balance as of December 31, 2013	$845	$189,465	$(76,028)	$114,282

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,		Cumulative from June 8, 2011 (Inception) through December 31,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(52,433)	$(20,841)	$(76,028)
Adjustments to reconcile net cash flows used in operating activities:
Items not affecting cash flows
Depreciation and amortization	5,220	2,501	8,050
Impairment loss	7,253	—	7,253
Change in deferred tax assets and liabilities	—	(58)	(58)
Stock-based compensation expense	12,093	8,087	20,654
Issuance of warrants	—	2,883	2,883
Assignment of patents	(100)	—	(100)
Change in fair value of warrants	1,196	(6,847)	(5,651)
Exchange rate loss (gain), net	(97)	8	(89)
Changes in current assets and liabilities
Increase in receivables, prepaid expenses and other current assets	(135)	(208)	(369)
Increase in payables and accruals	3,538	7	3,994
Net cash used in operating activities	(23,465)	(14,468)	(39,461)
Cash flows from investing activities
Acquisition of property and equipment	(23)	(208)	(240)
Acquisition of patents	(1,420)	(22,548)	(27,364)
Increase in deposits	(193)	(46)	(239)
Cash acquired as part of acquisition of Vringo (1)	—	3,326	3,326
Net cash used in investing activities	$(1,636)	$(19,476)	$(24,517)

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,		Cumulative from June 8, 2011 (Inception) through December 31,
	2013	2012	2013
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost of $52	$—	$31,148	$31,148
Proceeds from issuance of common stock, net of issuance cost of $39	—	44,962	44,962
Proceeds from issuance (repayment) of note payable—related party	—	(3,200)	—
Proceeds from issuance of preferred stock	—	—	1,800
Proceeds from issuance of common stock	—	—	5,145
Exercise of options	974	509	1,483
Exercise of warrants	590	12,275	12,865
Net cash provided by financing activities	1,564	85,694	97,403
Effect of exchange rate changes on cash and cash equivalents	163	(2)	161
Increase (decrease) in cash and cash equivalents	(23,374)	51,748	33,586
Cash and cash equivalents at beginning of period	56,960	5,212	—
Cash and cash equivalents at end of period	$33,586	$56,960	$33,586
Supplemental disclosure of cash flows information
Interest paid	$—	$9	$17
Income taxes paid	34	7	41
Non-cash investing and financing transactions
Non cash acquisition of patents through issuance of common stock shares (refer to Note 5)	—	750	750
Conversion of Series A Convertible Preferred stock, classified as mezzanine equity, into common stock, prior to the Merger	—	76	76
Conversion of Series A Convertible Preferred stock, classified as mezzanine equity, into common stock, upon Merger	—	1,724	1,724
Conversion of Series A Convertible Preferred stock, classified as equity, into common stock, post-Merger	—	201	201
Conversion of derivative warrants into common stock	808	10,657	11,465
Conversion of derivative warrants to equity warrants	$3,918	$—	$3,918

(1) Cash acquired as part of acquisition of Vringo
Working capital (excluding cash and cash equivalents)	$—	$740	$740
Long-term deposit	—	(8)	(8)
Fixed assets, net	—	(124)	(124)
Goodwill	—	(65,965)	(65,965)
Technology	—	(10,133)	(10,133)
Fair value of Legal Parent’s shares of common stock and vested $0.01 options	—	58,211	58,211
Fair value of warrants and vested stock options	—	17,443	17,443
Long-term liabilities	—	3,162	3,162

	$—	$3,326	$3,326

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except for share and per share data)

Note 1 — General

Vringo, Inc., together with its consolidated subsidiaries (the “Company”), is engaged in the development and monetization of intellectual property worldwide. The Company's intellectual property portfolio consists of over 500 patents and patent applications covering telecom infrastructure, internet search and mobile technologies. The Company’s patents and patent applications have been developed internally and acquired from third parties. Prior to December 31, 2013, the Company operated a global platform for the distribution of mobile social applications and services it developed. On December 31, 2013, the Company entered into a definitive agreement to sell its mobile social application business (refer to Notes 7 and 14).

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

Immediately following the Merger, approximately 67.61% of the combined company was owned by I/P stockholders on a fully diluted basis, and as a result of this and other factors, I/P was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Accordingly, the Company’s financial statements for periods prior to the Merger reflect the historical results of I/P, and the Company’s financial statements for all periods from July 19, 2012 reflect the results of the combined company. Unless specifically noted otherwise, as used throughout these consolidated financial statements, the term “Company” refers to the combined company after the Merger, and the business of I/P before the Merger. The terms I/P, Vringo, or Legal Parent refer to such entities’ standalone businesses prior to the Merger.

Note 2 — Significant Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying consolidated financial statements include the accounts of the Legal Parent, I/P and their wholly-owned subsidiaries, and are presented in accordance with U.S. GAAP. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements include the results of operations of I/P and subsidiaries for all periods presented, with the results of operations of the Legal Parent and its subsidiaries for the period from July 19, 2012 (the effective date of the Merger) through December 31, 2013. Moreover, equity amounts, as well as net loss per common share, presented for comparative periods differ from those previously presented by I/P, due to application of accounting requirements applicable to a reverse acquisition.

(b) Development stage enterprise

The Company’s principal activities to date have been focused on development and enforcement of its intellectual property, and on the research and development of its products. To date, the Company has not generated any significant revenues from its planned principal operations. Accordingly, the Company’s consolidated financial statements are presented as those of a development stage enterprise.

(c) Translation into U.S. dollars

The currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar ("U.S. $" or “$”). Therefore, the U.S. dollar has been determined to be the Company's functional currency. Post-Merger, the Company conducted significant transactions in foreign currencies (primarily the New Israeli Shekels "NIS" and the Euro). These are recorded at the exchange rate as of the transaction date. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected as non-operating income (expenses) in the consolidated statements of operations, as they arise.

Exchange rate of 1 U.S. $:	NIS	Euro
At December 31, 2013	3.471	0.726
At December 31, 2012	3.733	0.759
Average exchange rate for the year ended December 31, 2013	3.611	0.753

(d) Use of estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include the valuation of assets assumed and liabilities incurred as part of the Merger, the useful lives of the Company’s tangible and intangible assets, the valuation of its October 2012 Warrants (as defined in Note 9), assets held for sale, derivative warrants, the valuation of stock-based compensation, deferred tax assets and liabilities, income tax uncertainties and other contingencies.

(e) Cash and cash equivalents

The Company invests its cash in commercial paper, money market deposits and money market funds with financial institutions. The Company has established guidelines relating to diversification and maturities of its investments in order to minimize credit risk and maintain high liquidity of funds. All highly liquid investments with original maturities of three months or less at acquisition date are considered cash equivalents.

(f) Derivative instruments

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets at their respective fair values. The Company's derivative instruments include Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and Series 1 Warrants, all of which have been recorded as a liability, at fair value, and are revalued at each reporting date, with changes in the fair value of the instruments included in the consolidated statements of operations as non-operating income (expense).

(g) Long-lived assets

  The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of the Company's long-lived assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, the Company may be required to record impairment charges related to its long-lived assets.  During the fourth quarter of 2013, the Company recorded an impairment loss of $7,045 related to its acquired technology in connection with the sale of its mobile social application business.  Refer to Note 7 for further discussion.

(h) Property and equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The useful lives of the Company’s property and equipment are based on estimates of the period over which the Company expects the assets to be of economic benefit to the Company.  Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease.

Annual depreciation rates are as follows:
%
Office furniture and equipment	7-33
Computers and related equipment	33
Leasehold improvements	10-33

(i) Intangible assets

Intangible assets include purchased patents which are recorded based on the cost to acquire them (refer to Note 5). These assets are amortized over their remaining estimated useful lives which are periodically evaluated for reasonableness. The assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may no longer be recoverable. The Company also has acquired technology which is included in assets held for sale in the consolidated balance sheet as of December 31, 2013 at fair value. The acquired technology was included in intangible assets, net in the consolidated balance sheet as of December 31, 2012. Refer to Notes 6 and 7 for further discussion.

(j) Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other. The Company has one reporting unit for purposes of evaluating goodwill impairment.

The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform the two-step impairment test for the reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, then step two of the impairment test (measurement) does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to an acquisition price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using certain valuation techniques in addition to the company’s market capitalization.

The Company performed its annual impairment test of goodwill as of December 31, 2013. Based on this test, the Company did not recognize an impairment charge related to goodwill since the fair value of the reporting unit significantly exceeded its carrying value. The fair value as of December 31, 2013 was approximated to be $250,127, exceeding the carrying value by 118%. The Company did however recognize an impairment charge related to goodwill of approximately $208 during the fourth quarter of 2013 in connection with the sale of its mobile social application business.  Refer to Note 7 for further discussion.

(k) Revenue recognition

Revenue from patent licensing and enforcement is recognized if collection is reasonably assured, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and delivery of the service has been rendered. The Company uses management's best estimate of selling price for individual elements in multiple-element arrangements, where vendor specific evidence or third party evidence of selling price is not available.

(l) Operating legal costs

Operating legal costs mainly include the costs and expenses incurred in connection with the Company’s patent licensing and enforcement activities, patent-related legal expenses paid to external patent counsel (including contingent legal fees), licensing and enforcement related research, consulting and other expenses paid to third parties, as well as internal payroll expenses, share based compensation, and the amortization of acquired patents.

(m) Research and development

Research and development expenses were expensed as incurred and consists primarily of payroll and facilities charges associated with the research, development and integration of the Company’s mobile social application products.

(n) Accounting for stock-based compensation

Stock-based compensation is recognized as an expense in the consolidated statements of operations and such cost is measured at the grant-date fair value of the equity-settled award. The fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton option-pricing model. In cases where no measurement date has been reached as there is no counter-party performance nor performance commitment (sufficiently large disincentive for non-performance), the options are revalued at each reporting date. The expense is recognized on a straight-line basis, over the requisite service period. The Company uses full contractual life to estimate the expected term of options granted to management and directors (and non-employees), as the Company expects such options to be exercised at the end of their life, and the simplified method to estimate the expected term of options granted to employees, due to insufficient history and high turnover in the past. The contractual life of options granted under the Legal Parent’s 2006 and 2012 option plans are 6 and 10 years, respectively. Since the Company lacks sufficient history, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant.

(o) Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not more likely than not to be realized. Tax benefits related to excess deductions on stock-based compensation arrangements are recognized when they reduce taxes payable.

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

Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite management's belief that the Company's liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. The Company may adjust these accruals as relevant circumstances evolve, such as guidance from the relevant tax authority, its tax advisors, or resolution of issues in the courts. The Company's tax expense includes the impact of accrual provisions and changes to accruals that it considers appropriate. These adjustments are recognized as a component of income tax expense entirely in the period in which new information is available. The Company records interest related to unrecognized tax benefits in interest expense and penalties in the consolidated statements of operations as general and administrative expenses.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

(p) Net loss per share data

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. However, as the Company generated net losses in all periods presented, some potentially dilutive securities, that relate to the continuing operations, including certain warrants and stock options, were not reflected in diluted net loss per share, because the impact of such instruments was anti-dilutive. The table below presents the computation of basic and diluted net losses per common share:

	Year ended December 31,		Cumulative from June 8, 2011 (Inception) through
	2013	2012	December 31, 2013
Basic Numerator:
Loss from continuing operations attributable to shares of common stock	$(41,748)	$(18,409)	$(62,911)
Loss from discontinued operations attributable to shares of common stock	$(10,685)	$(2,432)	$(13,117)
Net loss attributable to shares of common stock	$(52,433)	$(20,841)	$(76,028)
Basic Denominator:
Weighted average number of shares of common stock outstanding during the period	83,097,667	38,949,305	50,004,601
Weighted average number of penny stock options	104,024	161,871	100,872
Basic common stock share outstanding	83,201,691	39,111,176	50,105,473
Basic loss per common stock share from continuing operations	$(0.50)	$(0.47)	$(1.26)
Basic loss per common stock share from discontinued operations	$(0.13)	$(0.06)	$(0.26)
Basic net loss per common stock share	$(0.63)	$(0.53)	$(1.52)

Diluted Numerator:
Net loss attributable to shares of common stock	$(41,748)	$(18,409)	$(62,911)
Increase in net loss attributable to derivative warrants	$(59)	$(4,701)	$(3,336)
Diluted net loss from continuing operations attributable to shares of common stock	$(41,807)	$(23,110)	$(66,247)
Diluted net loss from discontinued operations attributable to shares of common stock	$(10,685)	$(2,432)	$(13,117)
Diluted net loss attributable to shares of common stock	$(52,492)	$(25,542)	$(79,364)

Diluted Denominator:
Basic common stock share outstanding	83,201,691	39,111,176	50,105,473
Weighted average number of derivative warrants outstanding during the period	79,182	2,553,500	1,513,424
Diluted common stock share outstanding	83,280,873	41,664,676	51,618,897
Diluted loss per common stock share from continuing operations	$(0.50)	$(0.55)	$(1.28)
Diluted loss per common stock share from discontinued operations	$(0.13)	$(0.06)	$(0.26)
Diluted net loss per common stock share	$(0.63)	$(0.61)	$(1.54)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as of December 31 of the applicable period, as they had an anti-dilutive impact:

Both vested and unvested options at $0.96-$5.50 exercise price, to purchase an equal number of shares of common stock of the Company	10,407,157	8,942,929	10,407,157
Unvested penny options to purchase an equal number of shares of common stock of the Company	—	14,125	—
Unvested RSUs to issue an equal number of shares of common stock of the Company	2,161,402	3,125,000	2,161,402
Common stock shares granted, but not yet vested	30,046	92,903	30,046
Warrants to purchase an equal number of shares of common stock of the Company	18,261,031	3,787,628	15,202,513
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share:	30,859,636	15,962,585	27,801,118

(q) Commitments and Contingencies

Liabilities for loss contingencies arising from assessments, estimates or other sources are to be recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs expected to be incurred in connection with a loss contingency are expensed as incurred.

(r) Fair value measurements

The Company measures fair value in accordance with FASB ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

(s) Impact of recently issued accounting standards

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company adopted the guidance as of January 1, 2013, as required. There was no material impact on the consolidated financial statements resulting from the adoption.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of unrecognized tax benefits. This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for the Company beginning January 1, 2014 and should be applied prospectively with retroactive application permitted. The Company does not expect the adoption of ASU No. 2013-11 to have a material impact on its consolidated financial statements.

(t) Reclassification

Certain balances have been reclassified to conform to the presentation requirements for discontinued operations and the post-Merger year.

Note 3 — Cash and Cash Equivalents

	As of December 31,
	2013	2012
Cash denominated in U.S. dollars	$24,628	$34,386
Money market funds denominated in U.S. dollars	3,184	22,352
Cash in currency other than U.S. dollars	5,774	222
	$33,586	$56,960

Note 4 — Property and Equipment

	As of December 31,
	2013	2012
Computers, software and equipment	$171	$169
Furniture and fixtures	83	67
Leasehold improvements	110	105

Less: accumulated depreciation and amortization	(134)	(47)
	$230	$294

During the years ended December 31, 2013 and 2012, the Company recorded $87 and $46 of depreciation and amortization expense, respectively, and $134 cumulatively from Inception.

Note 5 — Intangible Assets
	As of December 31,		Weighted average amortization period
	2013	2012	(years)
Acquired technology (refer to Note 6)	$10,133	$10,133	6.0
Less: accumulated amortization	(2,451)	(763)
Less: impairment of technology (refer to Note 7)	(7,045)	—
Less: technology reclassified to assets held for sale (refer to Note 7)	(637)	—
Total	—	9,370

Patents	28,213	26,694	8.3
Less: accumulated amortization	(5,465)	(2,020)
Total	22,748	24,674

	$22,748	$34,044

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

During the years ended December 31, 2013 and 2012, the Company recorded total patent amortization expense of $3,445 and $1,692, respectively, and $5,465 cumulatively from Inception. In addition, during the years ended December 31, 2013 and 2012, total amortization expense of $1,688 and $763 was recorded, respectively, and $2,451 cumulatively from Inception, for the Company’s acquired technology (for December 31, 2013 classification refer to Note 7). Estimated patent amortization expense for each of the five succeeding years, based upon intangible assets owned at December 31, 2013 is as follows:

Year ending December 31,	Amount
2014	$3,832
2015	3,766
2016	3,045
2017	2,845
2018	2,822
2019 and thereafter	6,438
$22,748

Note 6 — Business Combination

On July 19, 2012, I/P consummated the Merger with the Legal Parent, as also described in Note 1. The consideration consisted of various equity instruments, including: shares of common stock, options, preferred stock and warrants. The purpose of the Merger was to increase the combined company's intellectual property portfolio and array of products, to gain access to capital markets, and for other reasons. Upon completion of the Merger, (i) all then outstanding 6,169,661 common stock shares of I/P, par value $0.0001 per share, were exchanged for 18,617,569, shares of the Company’s common stock, par value $0.01 per share, and (ii) all outstanding shares of Series A Convertible Preferred Stock of I/P, par value $0.0001 per share, were exchanged for 6,673 shares of the Legal Parent’s Series A Convertible Preferred Stock, par value $0.01 per share, which shares were convertible into 20,136,445 shares of common stock of the Legal Parent. In addition, the Legal Parent issued to the holders of I/P capital stock an aggregate of 15,959,838 warrants to purchase an aggregate of 15,959,838 shares of the Company’s common stock with an exercise price of $1.76 per share. The Company recorded such warrants as a derivative long-term liability in the total amount of $21,954 (refer to Note 9). In addition, all outstanding and unexercised options to purchase I/P common stock, whether vested or unvested, were converted into 41,178 options to purchase the Company’s common stock. Immediately following the completion of the Merger, the former stockholders of I/P owned approximately 55.04% of the outstanding common stock of the combined company (or 67.61% of the outstanding shares of the Company’s common stock, calculated on a fully diluted basis), and the Legal Parent’s stockholders prior to the Merger owned approximately 44.96% of the outstanding common stock of the combined company (or 32.39% of the outstanding shares of its common stock calculated on a fully diluted basis). For accounting purposes, I/P was identified as the accounting “acquirer,” as it is defined in FASB ASC 805, Business Combinations. The total purchase price of $75,654 was allocated to the assets acquired and liabilities assumed of the Legal Parent. Registration and issuance cost, in the total amount of $463, was recorded against the additional paid-in capital.

Allocation of purchase
price
Current assets, net of current liabilities	$2,586
Long-term deposit	8
Property and equipment	124
Acquired technology	10,133
Goodwill	65,965
Total assets acquired, net	78,816

Fair value of outstanding warrants granted by Legal Parent prior to the Merger, classified as a long-term derivative liability	(3,162)
Total liabilities assumed, net	(3,162)
75,654
Measurement of consideration:
Fair value of vested stock options granted to employees, management and consultants, classified as equity	7,364
Fair value of outstanding warrants granted by the Legal Parent prior to the Merger, classified as equity	10,079
Fair value of Vringo shares of common stock and vested $0.01 options granted to employees, management and consultants	58,211
Total estimated purchase price	$75,654

The fair values of the identified intangible assets were estimated by the Company using an income approach valuation model. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The goodwill recognized as a result of the acquisition is primarily attributable to the value of the workforce and other intangible asset arising as a result of operational synergies, products, and similar factors which could not be separately identified. The useful life of the intangible assets for amortization purposes was determined considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive economic or other factors that may limit the useful life of intangible assets. Goodwill recognized is not deductible for income tax purposes.

Note 7 — Assets Held for Sale and Discontinued Operations

On December 31, 2013, the Company entered into a definitive asset purchase agreement with InfoMedia Services Limited (“Infomedia”), a private company, incorporated in the United Kingdom, for the sale of all assets (the “Asset Group”) and the assignment of all agreements related to the Company’s mobile social application business. The Asset Group, which the Company determined to represent a business in accordance with ASC 805, “Business Combinations,” is mostly comprised of the Company’s acquired technology (refer to Notes 5 and 6). The closing of the transaction, which was subject to the satisfaction or waiver of certain conditions, occurred on February 18, 2014 (“Closing”) (refer to Note 14).

Upon Closing, in exchange for the assets and agreements related to the Company’s mobile social application business, the Company received 18 Class B shares of Infomedia, which represent an 8.25% ownership interest in Infomedia. The Infomedia Class B shares were accounted for as a cost-method investment in the first quarter of 2014. The Company will test its investment for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

In connection with the asset purchase agreement, an impairment loss of $7,253 was recorded during the fourth quarter of 2013, which represents the excess of the carrying value (which includes the portion of goodwill allocated to the mobile social application business) over the estimated fair value of the Asset Group. The fair value of the Asset Group was estimated using an income approach by developing a discounted, future, net cash flows model. The following table presents the carrying amounts of the major classes of assets from discontinued mobile social application in the Company’s consolidated balance sheet as of December 31, 2013 (as of December 31, 2013, there were no liabilities classified as held for sale, as no liabilities were transferred to Infomedia upon Closing):

As of December 31,
2013
Cash	$48
Accounts receivable	102
Goodwill at carrying amount of $208, net of $208 loss on impairment	—
Acquired technology at carrying amount of $10,133, net of $2,451 accumulated amortization and $7,045 loss on impairment	637
Total assets held for sale	$787

The following table represents the components of operating results from discontinued operations, as presented in the consolidated statements of operations:

	As of December 31,		Cumulative from Inception through December 31,
	2013	2012	2013
Revenue	$224	$269	$493
Operating expenses	(3,334)	(2,666)	(6,000)
Loss on impairment	(7,253)	—	(7,253)
Operating loss	(10,363)	(2,397)	(12,760)
Non-operating income (expense)	(65)	20	(45)
Loss before taxes on income	(10,428)	(2,377)	(12,805)
Income tax expense	(257)	(55)	(312)
Loss from discontinued operations	$(10,685)	$(2,432)	$(13,117)

Note 8 — Fair Value Measurements

The Company measures its derivative liabilities at fair value. The Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and the derivative Series 1 Warrants (as they are defined in Note 9) are classified within Level 3 because they are valued using the Black-Scholes-Merton and the Monte-Carlo models (as these warrants include down-round protection clauses), which utilize significant inputs that are unobservable in the market.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and 2012:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
Derivative liabilities on account of warrants	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of December 31, 2013	$4,083	—	—	$4,083
As of December 31, 2012	$7,612	—	—	$7,612

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a non-recurring basis as of December 31, 2013 (there were no such assets or liabilities as of December 31, 2012):

Fair value measurement at reporting date using
Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
Assets held for sale	$787	$150	—	$637

In addition to the above, the Company’s financial instruments at December 31, 2013 and December 31, 2012, consisted of cash, cash equivalents, accounts payable, and accounts receivable and long term deposits. The carrying amounts of all the aforementioned financial instruments approximate fair value. The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2013 and 2012:

Level 3
Balance at January 1, 2012	$—
Derivative warrants issued to I/P’s shareholders in connection with the Merger, July 19, 2012	21,954
Fair value of derivative warrants issued by Legal Parent (refer to Note 9)	3,162
Fair value adjustment, prior to exercise of warrants, included in statement of operations	156
Exercise of derivative warrants	(10,657)
Fair value adjustment at end of period, included in statement of operations	(7,003)
Balance at December 31, 2012	7,612
Net impact of removal of down-round clause in Series 1 Warrant (refer to Note 9)	(2,300)
Fair value adjustment, prior to exercise of warrants, included in statement of operations	9
Exercise of derivative warrants	(808)
Fair value adjustment at end of period, included in statement of operations	(430)
Balance at December 31, 2013	$4,083

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative liability on account of Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and Series 1 Warrants (as defined in Note 9) fall within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

Description	Valuation technique	Unobservable inputs	Range
Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and the outstanding derivative Series 1 Warrants	Black-Scholes-Merton and the Monte-Carlo models	Volatility	46.85% – 52.63%
		Risk free interest rate	0.16% – 1.11%
		Expected term, in years	0.99 – 3.55
		Dividend yield	0%
		Probability and timing of down-round triggering event	5% occurrence in December 2014

The fair value of assets held for sale, as well as other long-lived assets, is determined by estimating the present value of the expected future cash flows associated with that asset or asset group by using certain unobservable market inputs. These inputs include discount rates, estimated future cash flows and certain continuing growth rate assumptions. The discount rates are intended to reflect the risk inherent in the projected future cash flows generated by the respective asset or asset group. These inputs, particularly related to mobile social application technology, are sensitive to rapid changes in the industry and technological advances.

Sensitivity of Level 3 measurements to changes in significant unobservable inputs

The inputs to estimate the fair value of the Company’s derivative warrant liability are the current market price of the Company’s common stock, the exercise price of the warrant, its remaining expected term, the volatility of the Company’s common stock market price, the Company’s estimations regarding the probability and timing of a down-round protection triggering event and the risk-free interest rate. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement. Generally, a positive change in the market price of the Company’s common stock, an increase in the volatility of the Company’s shares of common stock, an increase in the remaining term of the warrant, or an increase of a probability of a down-round triggering event would each result in a directionally similar change in the estimated fair value of the Company’s warrants, and thus an increase in the associated liability and vice-versa. An increase in the risk-free interest rate or a decrease in the positive differential between the warrant’s exercise price and the market price of the Company’s shares of common stock would result in a decrease in the estimated fair value measurement of the warrants and thus a decrease in the associated liability. The Company has not, nor plans to, declare dividends on its common stock, and thus, there is no change in the estimated fair value of the warrants due to the dividend assumption.

Note 9 — Stockholders' Equity

Pre-Merger common stock share amounts and balance sheet disclosures were retrospectively restated to reflect Vringo’s equity instruments after the Merger.

(a) Common Stock

The following table summarizes information about the Company's issued and outstanding common stock from Inception through December 31, 2013:

Shares of common stock
Balance as of June 8, 2011 (Inception)	—
Grant of shares at less than fair value to officers, directors and consultants	8,768,014
Issuance of shares of common stock	8,204,963
Balance as of December 31, 2011	16,972,977
Conversion of Series A Preferred Convertible Preferred stock, classified as mezzanine equity	890,192
Grant of shares to consultants	265,000
Legal Parent’s shares of common stock, recorded upon Merger	15,206,118
Exercise of 250,000 warrants, issued and exercised prior to the Merger	754,400
Post-Merger exercise of warrants	6,832,150
Exercise of stock options and vesting of RSUs	726,346
Conversion of Series A Preferred Convertible Preferred stock, classified as equity	20,136,445
Issuance of shares of common stock in connection with $31,148 received in a private financing round, net of issuance cost of $52	9,600,000
Issuance of shares of common stock in connection with $44,962 received in a private financing round, net of issuance cost of $39	10,344,998
Shares issued for acquisition of patents, refer to Note 5	160,600
Balance as of December 31, 2012	81,889,226
Exercise of warrants	435,783
Exercise of stock options and vesting of RSUs	2,177,644
Balance as of December 31, 2013	84,502,653

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

On July 19, 2012, following the Merger with the Legal Parent, the Company’s stockholders approved the 2012 Employee, Director and Consultant Equity Incentive Plan (“2012 Plan”), replacing the existing 2006 Stock Option Plan of the Legal Parent, and the remaining 9,100,000 authorized shares thereunder were cancelled. The Company’s 2012 Plan was approved in order to ensure full compliance with legal and tax requirements under U.S. law. The number of shares subject to the 2012 Plan is the sum of: (i) 15,600,000 shares of common stock, which constitutes 6,500,000 new shares and 9,100,000 previously authorized but unissued shares under the 2006 Stock Option Plan and (ii) any shares of common stock that are represented by awards granted under the Legal Parent’s 2006 Stock Option Plan that are forfeited, expired or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company, or the equivalent of such number of shares after the administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the 2012 Plan; provided, however, that no more than 3,200,000 shares shall be added to the 2012 Plan. As of December 31, 2013, 4,509,796 shares were available for future grants under the 2012 Plan.

(c) Stock options and RSUs

The following table illustrates the common stock options granted during the year ended December 31, 2013:

Title	Grant date	No. of options	Exercise price	FMV at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Management, Directors and Employees *	January-December 2013	3,365,833	$2.77-$3.24	$2.77-$3.24	Over 0.67-3 years	Volatility Risk free interest rate Expected term, in years Dividend yield	59.26%-70.51% 0.85%-2.06% 5.71-10.00 0.00%
Consultant	January-June 2013	132,500	$2.90-$3.30	$2.90-$3.30	Over 0-2.5 years	Volatility Risk free interest rate Remaining expected term, in years Dividend yield	61.80%-63.87% 2.16%-2.95% 9-9.50 0.00%

*
Certain options granted to officers, directors and certain key employees are subject to acceleration of vesting of 75% - 100% (according to the agreement signed with each grantee), upon a subsequent change of control.

The following table illustrates the RSUs granted during the year ended December 31, 2013:

Title	Grant date	No. of RSUs	Exercise price	Share price at grant date	Vesting terms
Management, directors and employees	February-May 2013	656,250	—	$2.95-$3.18	Over 0.67-3 years
Consultants	January-October 2013	66,000	—	$2.96-$3.26	Over 0.75-1.20 years

The following tables summarize information about stock options and RSU activity for the year ended December 31, 2013:

	RSUs		Options
	No. of RSUs	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding at January 1, 2013	3,125,000	$3.72	9,149,105	$3.33	$0.01 – $5.50	$2.57
Granted	722,250	$3.15	3,498,333	$3.12	$2.77 – $3.30	$2.16
Vested/Exercised	(1,452,721)	$3.60	(724,923)	$1.34	$0.01 – $3.18	$2.97
Expired	—	—	(982,534)	$5.02	$0.01 – $5.50	$1.59
Forfeited	(233,126)	$3.71	(482,822)	$3.51	$0.01 – $5.50	$2.44
Outstanding at December 31, 2013	2,161,403	$3.61	10,457,159	$3.23	$0.01 – $5.50	$2.50
Exercisable at December 31, 2013	—	—	5,863,479	$3.09	$0.01 – $5.50

	Non vested options:		Non vested RSUs:
	No. of options	Weighted average grant date fair value	No. of RSUs	Weighted average grant date fair value
Balance at January 1, 2013	4,902,989	$2.50	3,125,000	$3.72
Granted	3,498,333	$2.16	722,250	$3.15
Vested	(3,324,820)	$2.35	(1,452,721)	$3.60
Forfeited	(482,822)	$2.44	(233,126)	$3.71
Balance at December 31, 2013	4,593,680	$2.36	2,161,403	$3.61

The following table summarizes information about employee and non-employee stock options outstanding as of December 31, 2013:

Exercise price	No. options outstanding	No. options exercisable	Weighted average remaining contractual life (years)
$0.01-1.00	381,679	381,679	3.72
$1.01-2.00	1,262,232	1,220,566	4.19
$2.01-3.00	655,000	161,250	8.53
$3.01-4.00	7,749,582	3,691,317	8.67
$4.01-5.00	11,166	11,167	0.22
$5.04-6.00	397,500	397,500	2.56
	10,457,159	5,863,479

  As of December 31, 2013, the total aggregate intrinsic value of options outstanding and options exercisable was $2,558 and $2,445, respectively. The total aggregate intrinsic value of options exercised was $1,322. As of December 31, 2012, the total aggregate intrinsic value of options outstanding and options exercisable was $3,548 and $3,200, respectively. The total aggregate intrinsic value of options exercised was $2,417. The total fair value of stock options that vested in the year ended December 31, 2013, and 2012, and cumulative from Inception until December 31, 2013 amounts to $7,807, $5,927 and $13,759 respectively.

As of December 31, 2013, there was approximately $17,481 of total unrecognized share-based payment cost related to non-vested options, shares and RSUs, granted under the incentive stock option plans. Overall, the cost is expected to be recognized over a weighted average of 1.5 years.

The Company did not recognize tax benefits related to its stock-based compensation due to full valuation allowance in the U.S.

(d) Warrants

The following table summarizes information about warrant activity for the year ended December 31, 2013:

	No. of warrants	Weighted average exercise price	Exercise price range
Outstanding at January 1, 2013	18,863,261	$3.11	$0.94 – $5.06
Exercised during the year	(435,783)	$1.36	$0.94 – $1.76
Outstanding at December 31, 2013	18,427,478	$3.15	$0.94 – $5.06

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

As part of the issuance of October 2012 Warrants, the down-round protection clause in 2,173,852 then outstanding Series 1 Warrants was removed. Because such warrants were no longer subject to down-round protection they were re-measured at fair value and classified as equity instruments. The overall impact of the removal of the down-round warrant protection, which was not material, was recorded during the year ended December 31, 2013. As a result, during the year ended December 31, 2013 the Company recorded an additional non-operating expense of $1,617, and re-classified $3,918 from derivative liabilities on account of warrants to stockholders’ equity.

During the year ended December 31, 2013, 166,447 Series 1 Warrants and 45,190 Series 2 Warrants were exercised. From Inception and through December 31, 2013, 4,821,547 Series 1 Warrants and 1,326,060 Series 2 Warrants were exercised.

(2) Conversion Warrants, Special Bridge Warrants and Reload Warrants

On July 19, 2012, the date of the Merger, the Legal Parent’s outstanding warrants included: (i) 148,390 derivative warrants, at an exercise price of $0.94 per share, with a remaining contractual term of 2.44 years (the “Special Bridge Warrants”); (ii) 101,445 derivative warrants, at an exercise price of $0.94 per share, with a remaining contractual term of 2.44 years (the “Conversion Warrants”); (iii) 887,330 derivative warrants, at an exercise price of $1.76 per share, with a remaining contractual term of 4.55 years (the “Preferential Reload Warrants”); and (iv) 814,408 warrants, classified as equity, at an exercise price of $1.76 per share, with a remaining contractual term of 4.55 years (the “non-Preferential Reload Warrants”). During both the year ended December 31, 2013, and from Inception through December 31, 2013, 127,192 Special Bridge Warrants and 86,954 Conversion Warrants were exercised. During the year ended December 31, 2013, 10,000 non-Preferential Reload Warrants were exercised. From Inception and through December 31, 2013, 179,520 non-Preferential Reload Warrants and 726,721 Preferential Reload Warrants were exercised.

(3) Initial Public Offering Warrants

Upon completion of its initial public offering, in June 2010, the Legal Parent issued 4,784,000 warrants at an exercise price of $5.06 per share. These warrants are publicly traded and are exercisable until June 21, 2015, at an exercise price of $5.06 per share. As of December 31, 2013, all of these warrants were outstanding and classified as equity instruments.

(4) October 2012 Warrants

On October 12, 2012, the Company entered into an agreement with certain of its warrant holders, pursuant to which, on October 23 and 24, 2012, the holders exercised in cash 3,721,062 of their outstanding warrants, with an exercise price of $1.76 per share. In exchange, the Company granted such warrant holders unregistered warrants of the Company to purchase an aggregate of 3,000,000 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $5.06 per share (the “October 2012 Warrants”). The contractual life of these warrants is 2.66 years and because such warrants do not bear any down-round protection clauses they were classified as equity instruments. October 2012 Warrants were valued using the following assumptions: volatility: 68.1%, share price: $3.50-$3.77, risk free interest rate: 0.724% and dividend yield: 0%. The fair value of warrants issued in exchange for the exercise of the Company’s derivative warrants was accounted for as an inducement, therefore an amount of $2,883 was recorded as a non-operating expense. As of December 31, 2013, all October 2012 warrants were outstanding.

Note 10 — Revenue from Settlement and Licensing Agreement

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

Note 11 — Income Taxes

For the years ended December 31, 2013 and 2012, and the cumulative period from Inception through December 31, 2013, loss from continuing operations before taxes consists of the following:

	For the year ended December 31,		Cumulative from Inception through
	2013	2012	December 31, 2013
U.S.	$(41,204)	$(17,673)	$(61,631)
Non-U.S.	(544)	(736)	(1,280)
	$(41,748)	$(18,409)	$(62,911)

Income tax expense attributable to the operating loss of continuing and discontinued operations consists of the following:
	For the year ended December 31,		Cumulative from Inception through
	2013	2012	December 31, 2013
U.S. (continuing operations)
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
Non-U.S (discontinued operations)
Current	(245)	(112)	(357)
Deferred	(12)	57	45
	$(257)	$(55)	$(312)

Income tax expense attributable to continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to loss from continuing operations before taxes on income as a result of the following:

	For the year ended December 31, 2012		Cumulative from Inception through December 31,
	2013	2012	2013
Loss from continuing operations before taxes on income	$(41,748)	$(18,409)	$(62,911)
Tax rate	35%	35%	35%

Computed "expected" tax benefit	14,612	6,443	22,019
Foreign tax rate differential	(122)	(147)	(269)
Change in valuation allowance	(17,085)	(7,461)	(25,777)
Nondeductible expenses	(125)	(15)	(140)
State and local income tax, net of federal income tax expense	2,714	1,197	3,911
Other items	6	(17)	256
Income tax expense attributable to continuing operations	$—	$—	$—

These deferred tax assets (liabilities) arise from the following types of temporary differences:

	For the year ended December 31,
	2013	2012
Deferred tax assets:
Acquired patents (see also Note 5)	$—	$446
Liability for accrued employee vacation and severance pay	7	19
Stock-based compensation	8,104	4,590
Net operating loss carryforwards	36,605	23,127
Total gross deferred tax assets	44,716	28,182

Less:
Valuation allowance	(44,445)	(24,274)
Deferred tax liability for acquired technology (refer to Note 8):	(264)	(3,889)

Net deferred tax assets	$7	$19

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

Amount
As of Inception	$—
Charged to cost and expenses	1,231

As of December 31, 2011	1,231
Charged to cost and expenses	12,240
Acquisitions *	10,803

As of December 31, 2012	24,274
Charged to cost and expenses – continuing operations	17,085
Charged to cost and expenses – discontinued operations	3,086

As of December 31, 2013	$44,445

* As mentioned below, the NOL amounts are presented before Internal Revenue Code, Section 382 limitations.

As of December 31, 2013, the Company has an aggregate total NOL for U.S. federal, state and local purposes in the amount of approximately $88,204 expiring 20 years from the respective tax years to which they relate (beginning with 2006 for Vringo, Inc., and 2011 for Innovate/Protect Inc.), i.e. 2026 to 2033. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, in accordance with Internal Revenue Code, Section 382, the Company's initial public offering, its certain pre-Merger financing activities, as well as the Merger, may limit the Company's ability to utilize all such NOL and credit carryforwards.

As of December 31, 2013, with the sale of its mobile social application business, and its classification as assets held for sale, the Company does not meet the criteria for the exception of indefinite reversal criteria for its Israeli subsidiary. The Company did not record any additional material provisions related to such event.

A valuation allowance has been recorded against the net deferred tax asset in the U.S. as it is in the opinion of the Company’s management it is more likely than not that the operating loss carryforwards will not be utilized in the foreseeable future. No valuation allowance has been provided for the deferred tax assets of the Israeli subsidiary, since they are more likely than not to be realized.

The Company files its tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. Vringo, Inc, has open tax assessments for the years 2010 through 2013. As of December 31, 2013, all tax assessments for Innovate/Protect are still open. The Israeli subsidiary files its income tax returns in Israel. As of December 31, 2013, the Israeli subsidiary has open tax assessments for the years 2010 through 2013.

The Company did not have any material unrecognized tax benefits in 2013 and 2012. The Company does not expect to record any additional material provisions for unrecognized tax benefits within the next year.

The Israeli subsidiary has qualified as a "Beneficiary Enterprise" under the 2005 amendment to the Israeli Law for the Encouragement of Capital Investments, 1959 (the "Investment Law"). As a Beneficiary Enterprise, the Israeli subsidiary is entitled to receive future tax benefits which are limited to a period of seven years. The year in which a company elects to commence its tax benefits is designated as the year of election ("Year of Election"). The Israeli subsidiary has elected 2007 as its Year of Election and has received a two year tax holiday for profits accumulated in the years 2007-2008. In 2011, the Israeli subsidiary irrevocably adopted an amendment to the Investment law, according to which the following uniform tax rates (applicable to the zone where the production facilities of the Israeli subsidiary are located) would apply: 15% in 2011 and 2012 and 12.5% in 2013. On August 5, 2013 the Knesset passed the Law for Changes in National Priorities (Legislative Amendments for Achieving Budget Objectives in the Years 2013 and 2014) – 2013, according to which, for 2014, the regular tax rate on corporate income will be raised by 1.5% to 26.5% and on tax rate of preferred income to 16%. As of the balance sheet date, the Israeli subsidiary believes that it is in compliance with the conditions of the Beneficiary Enterprise program. Income that is not derived from the Beneficiary Enterprise is subject to the regular corporate tax rate of 25% in 2013 and 26.5% in 2014.

Note 12 — Commitments and Contingencies

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

In such jurisdictions, an unsuccessful plaintiff may be required to pay a portion of the other party’s legal fees. Pursuant to negotiation with ZTE’s United Kingdom subsidiary, the Company placed two written commitments, in November 2012 and May 2013, to ensure payment should a liability by Vringo Infrastructure arise as a result of the two cases it filed. Defendants estimated the total possible liability to be no more than $2,900 for each case. In addition, ZTE's German subsidiary started three revocation (invalidity) proceedings against the Company; two in the first half of 2013 and one in the first quarter 2014.  Should ZTE's be successful in any of those actions the Company would liable for some portion of ZTE’s fees. The total amount the Company would have to pay is a statutorily determined percentage based on the estimated the value in dispute for these proceedings. ZTE has estimated the value of the revocation proceeding at €2,500 for each case; the Company assesses the likelihood of it as remote.

In addition, the Company may be required to grant additional written commitments, as necessary, in connection with its commenced proceedings against ZTE Corporation and its subsidiaries in Europe and Australia. It should be noted, however, that if the Company were successful on any court applications or the entirety of any litigation, ZTE Corporation would be responsible for a substantial portion of the Company’s legal fees.

(b)   Leases

In July 2012, the Company signed a rental agreement for its corporate executive office in New York for an annual rental fee of approximately $137 (subject to certain adjustments) which was to expire in September 2015. However in January 2014, the Company entered into an amended lease agreement with the landlord for newly renovated office within the same building. The annual rental fee for this new office is approximately $403 (subject to certain adjustments) beginning when the renovations are completed and the new office is available. Until the new office is available, the monthly rent is based on the previous annual rental fee. The lease for the New York office will expire 5 years and 3 months after the new office is available. The Company’s subsidiary in Israel leases an office space which expires in May 2014. The annual rental fee is approximately $72. Rent expense for operating leases for the years ended December 31, 2013, and 2012, and cumulative from Inception until December 31, 2013 amounts to $230, $120 and $361 respectively. Future minimum lease payments under non-cancelable operating leases for office space, as of December 31, 2013, are as follows:

Year ending December 31,	Amount
2014	$180
2015	104
$284

Note 13 — Risks and Uncertainties

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

(c)
Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents with various major financial institutions. These major financial institutions are located in the United States and its policy is designed to limit exposure to any one institution.

(d)
A portion of the Company’s expenses are denominated in NIS, British Pound and Euro. If the value of the U.S. dollar weakens against the value of these currencies, there will be a negative impact on the Company’s operating costs. In addition, the Company is subject to the risk of exchange rate fluctuations to the extent it holds monetary assets and liabilities in these currencies.

Note 14 — Subsequent Events

(a)
In January and February 2014, 626,805 warrants to purchase an aggregate of 626,805 shares of the Company’s common stock, at an exercise price of $1.76 per share, were exercised by its warrant holders, pursuant to which it received an additional $1,103. In addition, 699,606 options and RSUs, collectively, to purchase 699,606 shares of the Company’s common stock, issued to employees, directors and management, were exercised. As a result, the Company received an additional $1,455.

(b)
On February 20, 2014, the Board approved a new grant of 1,025,000 options, at an exercise price of $4.10, to the Company’s directors and certain members of management, granted under the 2012 Plan. The options granted to directors will vest quarterly over a one year period. The options granted to certain members of management will vest quarterly over a three year period. The full impact of these events on the Company’s financial statements has not yet been determined, however, the Company believes that such effect will be material.

(c)
On February 18, 2014, the Company executed the sale of its mobile social application business to Infomedia, in exchange for 18 Class B shares of Infomedia, which represent an 8.25% ownership interest (refer to Note 7). The Infomedia Class B shares were accounted for as a cost-method investment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto, duly authorized on the 10th day of March, 2014.

VRINGO, INC.

By:	/s/ Andrew D. Perlman
Andrew D. Perlman
Chief Executive Officer
(Principal Executive Officer)

Signature	Title	Date

/s/ Andrew D. Perlman	Chief Executive Officer and Director (Principal	March 10, 2014
Andrew D. Perlman	Executive Officer)

/s/ Anastasia Nyrkovskaya	Chief Financial Officer (Principal Financial Officer	March 10, 2014
Anastasia Nyrkovskaya	and Principal Accounting Officer)

/s/ Andrew Kennedy Lang	Director	March 10, 2014
Andrew Kennedy Lang

/s/ Alexander R. Berger	Director	March 10, 2014
Alexander R. Berger

/s/ John Engelman	Director	March 10, 2014
John Engelman

/s/ H. Van Sinclair	Director	March 10, 2014
H. Van Sinclair

/s/ Donald E. Stout	Director	March 10, 2014
Donald E. Stout

/s/ Ashley C. Keller	Director	March 10, 2014
Ashley C. Keller

/s/ Noel J. Spiegel	Director	March 10, 2014
Noel J. Spiegel

25

Exhibits Index

Exhibit No.	Description
2.1
Agreement and Plan of Merger by and among Vringo, Inc., VIP Merger Sub, Inc. and Innovate/Protect, Inc., dated as of March 12, 2012 (incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K filed on March 14, 2012)

3.1*	Amended and Restated Certificate of Incorporation, as amended

3.2	Amended and Restated Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on January 29, 2010)

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.2 to our Current Report on Form 8-K filed on July 20, 2012)

4.1	Specimen common stock certificate (incorporated by reference from our Registration Statement on Form S-1 filed on May 18, 2010)

4.2	Specimen warrant certificate (incorporated by reference from our Registration Statement on Form S-1 filed on May 18, 2010)

4.3	Form of Warrant Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010)

4.4	Form of Special Bridge Warrants (incorporated by reference from our Registration Statement on Form S-1 filed on January 29, 2010)

4.5†	Form of Management Option Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010)

4.6	Form of Preferential Reload Warrant (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 15, 2012)

4.7	Form of Reload Warrants (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 15, 2012)

4.8	Form of Series 1 Warrant (incorporated by reference from Annex F to our Registration Statement on Form S-4 (File No. 333-180609) originally filed with the SEC on April 6, 2012)

4.9	Form of Series 2 Warrant (incorporated by reference from Annex G to our Registration Statement on Form S-4 (File No. 333-180609) originally filed with the SEC on April 6, 2012)

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

10.8†
Employment Agreement, dated February 13, 2013, by and between Vringo and Andrew D. Perlman (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2012 filed on March 21, 2013)

10.9†
Employment Agreement, dated February 13, 2013, by and between Vringo and Alexander R. Berger (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2012 filed on March 21, 2013)

26

10.10†
Employment Agreement, dated June 22, 2011, by and between Innovate/Protect, Inc. and Andrew Kennedy Lang, as amended by Amendment No. 1 to Employment Agreement, dated November 14, 2011, and Amendment No. 2 to Employment Agreement, dated March 11, 2012 (incorporated by reference from our 8-K filed on July 20, 2012)

10.11	Agreement on Cooperation, dated July 15, 2010, between Vringo and Retromedya (incorporated by reference from our Current Report on Form 8-K filed on July 19, 2010)

10.12	Marketing Agreement, dated August 19, 2010, between Vringo and Everything Everywhere Limited. (incorporated by reference from our Form 10-Q filing on November 15, 2010)

10.13	Collaboration Agreement, dated September 15, 2010, between Vringo and Starhub Mobile PTE Ltd. (incorporated by reference from our Form 10-Q filing on November 15, 2010)

10.14†	Employment Agreement, dated December 15, 2010, by and between Vringo and Ellen Cohl (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2010)

10.15	Intercompany Cost Plus Agreement (incorporated by reference from our Form 10-K filing on March 31, 2011)

10.16††	License agreement with ZTE Corporation, dated November 2, 2011 (incorporated by reference from our 10-K filed on March 30, 2012)

10.17†	Employment Agreement, dated December 15, 2010, by and between Vringo and Ellen Cohl (incorporated by reference from our Current Report on Form 8-K filed on December 20, 2010)

10.18†	Offer letter, dated April 24, 2013, by and between Vringo and Anastasia Nyrkovskaya (incorporated by reference from our Current Report on Form 8-K filed on April 25, 2013)

10.19†*	Employment Agreement, dated May 7, 2013, by and between Vringo and David L. Cohen

10.20
Agreement dated February 9, 2012, by and between the Company and Facebook, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 15, 2012)

10.21*	Lease, dated July 10, 2012, by and between Vringo, Inc. and Teachers Insurance and Annuity Association of America, for the benefit of its separate Real Estate Account Landlord (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed on November 14, 2012), as amended on January 24, 2014

10.22††
Confidential Patent Purchase Agreement, dated August 9, 2012, by and between Vringo, Inc. and Nokia Corporation (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed on November 14, 2012)

10.23	Form of Subscription Agreement, dated October 4, 2012, by and between Vringo, Inc. and each of the investors (incorporated by reference from our Current Report on Form 8-K filed on October 5, 2012)

10.24	Form of Subscription Agreement, dated August 9, 2012, by and between Vringo, Inc. and each of the investors (incorporated by reference from our Current Report on Form 8-K filed on August 9, 2012)

10.25†
Form of Indemnification Agreement, dated January 31, 2013, by and between Vringo, Inc. and each of its Directors and Executive Officer (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2012 filed on March 21, 2013)

21*	Subsidiaries of Vringo, Inc.

23.1*	Consent of Somekh Chaikin, a member firm of KPMG International, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Vringo, Inc. Patent Portfolio

101.INS*	XBLR Instance Document

101.SCH*	XBLR Taxonomy Extension Schema Document

27

101.CAL*	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBLR Taxonomy Extension Definition Linkbase Document

101.LAB*	XBLR Taxonomy Extension Label Linkbase Document

101.PRE*	XBLR Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

††	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

28