Form 10-Q
period 2014-03-31
Vringo Inc
filed 2014-05-08
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of April 24, 2014, 86,531,094 shares of the registrant’s common stock were outstanding.

VRINGO, INC.

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2014 (Unaudited)	December 31, 2013
Current assets
Cash and cash equivalents	$27,818	$33,586
Assets held for sale	—	787
Other current assets	729	455
Total current assets	28,547	34,828
Property and equipment, at cost, net of $318 and $134 accumulated depreciation, as of March 31, 2014 and December 31, 2013, respectively	118	230
Intangible assets, net	21,791	22,748
Goodwill	65,757	65,757
Other assets	1,034	247
Total assets	$117,247	$123,810

Current liabilities
Accounts payable and accrued expenses	$2,650	$5,146
Accrued employee compensation	224	299
Derivative warrant liabilities	54	43
Total current liabilities	2,928	5,488

Long-term liabilities
Derivative warrant liabilities	4,359	4,040
Other liabilities	32	—
Commitments and contingencies (Note 10)

Stockholders’ equity
Series A Convertible Preferred stock, $0.01 par value per share; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share 150,000,000 authorized; 86,458,959 and 84,502,653 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	865	845
Additional paid-in capital	196,200	189,465
Deficit accumulated during the development stage	(87,137)	(76,028)

Total stockholders’ equity	109,928	114,282

Total liabilities and stockholders’ equity	$117,247	$123,810

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	For the quarter ended March 31,		Cumulative from June 8, 2011 (Inception) through March 31,
	2014	2013	2014
Revenue	$250	$—	$1,450

Costs and Expenses*
Operating legal costs	4,875	5,399	37,708
Amortization of intangibles	957	839	6,422
Research and development	225	270	2,280
General and administrative	4,018	3,991	30,759
Total operating expenses	10,075	10,499	77,169
Operating loss from continuing operations	(9,825)	(10,499)	(75,719)
Non-operating income	6	17	269
Non-operating expenses	(5)	(1)	(53)
Gain (loss) on revaluation of warrants	(1,076)	(376)	4,575
Issuance of warrants	—	—	(2,883)
Loss from continuing operations before income taxes	(10,900)	(10,859)	(73,811)
Income tax expense	—	—	—
Loss from continuing operations	(10,900)	(10,859)	(73,811)
Loss from discontinued operations before income taxes*	(209)	(1,089)	(13,014)
Income tax expense	—	(16)	(312)
Loss from discontinued operations	(209)	(1,105)	(13,326)
Net loss	$(11,109)	$(11,964)	$(87,137)
Loss per share:
Basic
Loss per share from continuing operations	$(0.13)	$(0.13)	$(1.39)
Loss per share from discontinued operations	(0.00)	(0.02)	(0.25)
Total net loss per share	$(0.13)	$(0.15)	$(1.64)
Diluted
Loss per share from continuing operations	$(0.13)	$(0.13)	$(1.39)
Loss per share from discontinued operations	(0.00)	(0.02)	(0.25)
Total net loss per share	$(0.13)	$(0.15)	$(1.64)
Weighted-average number of shares outstanding during the period:
Basic	85,457,670	82,389,353	53,255,928
Diluted	85,457,670	82,389,353	54,752,466
* Includes stock-based compensation expense, as follows:
Operating legal costs	$343	$294	$2,087
Research and development	107	134	943
General and administrative	2,199	2,528	19,441
Discontinued operations	151	138	983
	$2,800	$3,094	$23,454

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common stock	Additional paid-in capital	Deficit accumulated during the development stage	Total
Balance as of June 8, 2011 (Inception)	$—	$—	$—	$—
Issuance of shares of common stock	170	4,975	—	5,145
Stock-based compensation	—	474	—	474
Net loss for the period	—	—	(2,754)	(2,754)
Balance as of December 31, 2011	170	5,449	(2,754)	2,865
Conversion of Series A Preferred Convertible Preferred stock, classified as mezzanine equity	8	68	—	76
Stock-based compensation	3	8,084	—	8,087
Recording of equity instruments upon Merger, net of fair value of issued warrants $21,954 and issuance cost of $463	152	54,809	—	54,961
Issuance of warrants	—	2,883	—	2,883
Conversion of Series A Preferred Convertible Preferred stock, classified as equity	201	(201)	—	—
Exercise of warrants	76	22,856	—	22,932
Exercise of stock options	8	501	—	509
Issuance of shares in connection with a financing round, net of issuance cost of $52	96	31,052	—	31,148
Shares issued for acquisition of patents	2	748	—	750
Issuance of shares in connection with a financing round, net of issuance cost of $39	103	44,859	—	44,962
Net loss for the year	—	—	(20,841)	(20,841)
Balance as of December 31, 2012	819	171,108	(23,595)	148,332
Exercise of stock options and vesting of Restricted Stock Units (“RSU”)	22	952	—	974
Exercise of warrants	4	1,394	—	1,398
Conversion of derivative warrants into equity warrants	—	3,918	—	3,918
Stock-based compensation	—	12,093	—	12,093
Net loss for the year	—	—	(52,433)	(52,433)
Balance as of December 31, 2013	845	189,465	(76,028)	114,282
Exercise of stock options and vesting of Restricted Stock Units (“RSU”)	13	1,931	—	1,944
Exercise of warrants	7	2,004	—	2,011
Stock-based compensation	—	2,800	—	2,800
Net loss for the period	—	—	(11,109)	(11,109)
Balance as of March 31, 2014	$865	$196,200	$(87,137)	$109,928

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,		Cumulative from June 8, 2011 (Inception) through March 31,
	2014	2013	2014
Cash flows from operating activities
Net loss	$(11,109)	$(11,964)	$(87,137)
Adjustments to reconcile net cash flows used in operating activities:
Items not affecting cash flows
Depreciation and amortization	1,141	1,281	9,191
Impairment loss	—	—	7,253
Change in deferred tax assets and liabilities	—	—	(58)
Stock-based compensation	2,800	3,094	23,454
Issuance of warrants	—	—	2,883
Assignment of patents	—	—	(100)
Change in fair value of warrants	1,076	376	(4,575)
Exchange rate loss (gain), net	20	4	(69)
Changes in current assets and liabilities
Decrease (increase) in other current assets	139	109	(230)
Increase (decrease) in payables and accruals	(2,560)	2,228	1,434
Net cash used in operating activities	(8,493)	(4,872)	(47,954)
Cash flows from investing activities
Acquisition of property and equipment	(72)	(28)	(312)
Deposit in short-term investments	—	(3,120)	—
Acquisition of patents	—	—	(27,364)
Decrease (increase) in deposits	—	8	(239)
Cash acquired as part of acquisition of Vringo (1)	—	—	3,326
Net cash used in investing activities	$(72)	$(3,140)	$(24,589)

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,		Cumulative from June 8, 2011 (Inception) through March 31,
	2014	2013	2014
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance cost of $52	$—	$—	$31,148
Proceeds from issuance of common stock, net of issuance cost of $39	—	—	44,962
Proceeds from issuance (repayment) of note payable—related party	—	—	—
Proceeds from issuance of preferred stock	—	—	1,800
Proceeds from issuance of common stock	—	—	5,145
Exercise of stock options	1,531	9	3,014
Exercise of warrants	1,265	165	14,130
Net cash provided by financing activities	2,796	174	100,199
Effect of exchange rate changes on cash and cash equivalents	1	6	162
Increase (decrease) in cash and cash equivalents	(5,768)	(7,832)	27,818
Cash and cash equivalents at beginning of period	33,586	56,960	—
Cash and cash equivalents at end of period	$27,818	$49,128	$27,818
Supplemental disclosure of cash flows information
Interest paid	—	—	17
Income taxes paid	—	3	41
Non-cash investing and financing transactions
Non-cash acquisition of cost method investment	787	—	787
Non-cash acquisition of patents through issuance of common stock shares	—	—	750
Conversion of Series A Convertible Preferred stock, classified as mezzanine equity, into common stock, prior to the Merger	—	—	76
Conversion of Series A Convertible Preferred stock, classified as mezzanine equity, into common stock, upon Merger	—	—	1,724
Conversion of Series A Convertible Preferred stock, classified as equity, into common stock, post-Merger	—	—	201
Conversion of derivative warrants into common stock	746	69	12,221
Conversion of derivative warrants into equity warrants	—	—	3,918
(1) Cash acquired as part of acquisition of Vringo
Working capital (excluding cash and cash equivalents)			$740
Long-term deposit			(8)
Fixed assets, net			(124)
Goodwill			(65,965)
Technology			(10,133)
Fair value of Legal Parent’s shares of common stock and vested $0.01 options			58,211
Fair value of warrants and vested stock options			17,443
Long-term liabilities			3,162
			$3,326

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

(a Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for share and per share data)

Note 1. General

Vringo, Inc., together with its consolidated subsidiaries (the “Company”), is engaged in the development and monetization of intellectual property worldwide. The Company's intellectual property portfolio consists of over 600 patents and patent applications covering telecom infrastructure, internet search and mobile technologies. The Company’s patents and patent applications have been developed internally and / or acquired from third parties. Prior to December 31, 2013, the Company operated a global platform for the distribution of mobile social applications and the services that it developed.

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

On February 18, 2014, the Company executed the sale of its mobile social application business to InfoMedia Services Limited (“Infomedia”), in exchange for an 8.25% ownership interest (refer to Note 5).

Note 2. Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying consolidated financial statements include the accounts of the Legal Parent, I/P and their wholly-owned subsidiaries, and are presented in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2013 included in the Company's Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

b) Use of estimates

The preparation of accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include the valuation of the assets acquired and the liabilities assumed as part of the Merger, the useful lives of the Company’s tangible and intangible assets, the valuation of the Company’s derivative warrants, the valuation of stock-based compensation, the valuation of goodwill, deferred tax assets and liabilities, income tax uncertainties and other contingencies.

(c) Development stage enterprise

The Company’s principal activities to date have been focused on development and enforcement of its intellectual property. To date, the Company has not generated significant revenues from its planned principal operations. Accordingly, the Company’s consolidated financial statements are presented as those of a development stage enterprise.

(d) Translation into U.S. dollars

  The Company conducts significant transactions in foreign currencies, which are recorded at the exchange rate as of the transaction date. All exchange gains and losses occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected as non-operating income or expense in the consolidated statements of operations.

(e) Cash and cash equivalents

The Company invests its cash in money market deposits and money market funds with financial institutions. The Company has established guidelines relating to diversification and maturities of its investments in order to minimize credit risk and maintain high liquidity of funds. All highly liquid investments with original maturities of three months or less at acquisition date are considered cash equivalents.

(f) Derivative instruments

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets at their respective fair values. The Company's derivative instruments include its Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and certain of its Series 1 Warrants (as defined in Note 8), all of which have been recorded as a liability at fair value, and are revalued at each reporting date, with changes in the fair value of the instruments included in the consolidated statements of operations as non-operating income (expense).

(g) Revenue recognition

Revenue from patent licensing and enforcement is recognized if collectability is reasonably assured, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and delivery of the service has been rendered. The Company uses management's best estimate of selling price for individual elements in multiple-element arrangements, where vendor specific evidence or third party evidence of selling price is not available.

Currently, the Company’s revenue arrangements provide for the payment of contractually determined fees and other consideration for the grant of certain intellectual property rights related to the Company’s patents. These rights typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patents, (ii) the release of the licensee from certain claims, and (iii) the dismissal of any pending litigation. The intellectual property rights granted typically extend until the expiration of the related patents. Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s part to maintain or upgrade the related technology, or provide future support or services. Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the upfront payment. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, upon receipt of the upfront fee, and when all other revenue recognition criteria have been met.

(h) Operating legal costs

Operating legal costs mainly include the costs and expenses incurred in connection with the Company’s patent licensing and enforcement activities, patent-related legal expenses paid to external patent counsel (including contingent legal fees), licensing and enforcement related research, consulting and other expenses paid to third parties, as well as internal payroll expenses and stock-based compensation.

(i) Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of unrecognized tax benefits. This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective beginning January 1, 2014 and is to be applied prospectively with retroactive application permitted. The Company adopted this guidance as of January 1, 2014, as required. There was no material impact of the consolidated financial statements resulting from the adoption.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance changes the criteria for reporting a discontinued operation while enhancing disclosures in this area. This standard will be effective for the Company beginning January 1, 2015. Early adoption of the standard is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

(j) Reclassification

Certain balances have been reclassified to conform to presentation requirements including discontinued operations.

Note 3. Computation of Net Loss per Common Share

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

	Three months ended March 31,		Cumulative from June 8, 2011 (Inception) through
	2014	2013	March 31, 2014
Basic Numerator:
Loss from continuing operations attributable to shares of common stock	$(10,900)	$(10,859)	$(73,811)
Loss from discontinued operations attributable to shares of common stock	$(209)	$(1,105)	$(13,326)
Net loss attributable to shares of common stock	$(11,109)	$(11,964)	$(87,137)
Basic Denominator:
Weighted average number of shares of common stock outstanding during the period	85,428,830	82,185,649	53,150,923
Weighted average number of penny stock options	28,840	203,704	105,005
Basic common stock shares outstanding	85,457,670	82,389,353	53,255,928
Basic loss per common stock share from continuing operations	$(0.13)	$(0.13)	$(1.39)
Basic loss per common stock share from discontinued operations	$(0.00)	$(0.02)	$(0.25)
Basic net loss per common stock share	$(0.13)	$(0.15)	$(1.64)

Diluted Numerator:
Net loss from continuing operations attributable to shares of common stock	$(10,900)	$(10,859)	$(73,811)
Increase in net loss attributable to derivative warrants	$—	$—	$(2,488)
Diluted net loss from continuing operations attributable to shares of common stock	$(10,900)	$(10,859)	$(76,299)
Diluted net loss from discontinued operations attributable to shares of common stock	$(209)	$(1,105)	$(13,326)
Diluted net loss attributable to shares of common stock	$(11,109)	$(11,964)	$(89,625)

Diluted Denominator:
Basic common stock shares outstanding	85,457,670	82,389,353	53,255,928
Weighted average number of derivative warrants outstanding during the period	—	—	1,496,538
Diluted common stock shares outstanding	85,457,670	82,389,353	54,752,466
Diluted loss per common stock share from continuing operations	$(0.13)	$(0.13)	$(1.39)
Diluted loss per common stock share from discontinued operations	$(0.00)	$(0.02)	$(0.25)
Diluted net loss per common stock share	$(0.13)	$(0.15)	$(1.64)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options at $0.96-$5.50 exercise price, to purchase an equal number of shares of common stock of the Company	10,331,409	11,583,888	10,331,409
Unvested penny options to purchase an equal number of shares of common stock of the Company	—	12,125	—
Unvested Restricted Stock Units (“RSUs”) to issue an equal number of shares of common stock of the Company	1,890,738	3,336,375	1,890,738
Common stock shares granted, but not yet vested	14,331	77,193	14,331
Warrants to purchase an equal number of shares of common stock of the Company	17,708,713	18,769,114	14,812,508
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share	29,945,191	33,778,695	27,048,986

Note 4. Business Combination

On July 19, 2012, I/P consummated the Merger with the Legal Parent, as also described in Note 1. The consideration consisted of various equity instruments, including: shares of common stock, options, preferred stock and warrants. The purpose of the Merger was to increase the combined company's intellectual property portfolio and array of products, to gain access to capital markets, and for other reasons. Upon completion of the Merger, (i) all then outstanding 6,169,661 common stock shares of I/P, par value $0.0001 per share, were exchanged for 18,617,569, shares of the Company’s common stock, par value $0.01 per share, and (ii) all outstanding shares of Series A Convertible Preferred Stock of I/P, par value $0.0001 per share, were exchanged for 6,673 shares of the Legal Parent’s Series A Convertible Preferred Stock, par value $0.01 per share, which shares were convertible into 20,136,445 shares of common stock of the Legal Parent. In addition, the Legal Parent issued to the holders of I/P capital stock an aggregate of 15,959,838 warrants to purchase an aggregate of 15,959,838 shares of the Company’s common stock with an exercise price of $1.76 per share. The Company recorded such warrants as a derivative long-term liability in the total amount of $21,954 (refer to Note 8). In addition, all outstanding and unexercised options to purchase I/P common stock, whether vested or unvested, were converted into 41,178 options to purchase the Company’s common stock. Immediately following the completion of the Merger, the former stockholders of I/P owned approximately 55.04% of the outstanding common stock of the combined company (or 67.61% of the outstanding shares of the Company’s common stock, calculated on a fully diluted basis), and the Legal Parent’s stockholders prior to the Merger owned approximately 44.96% of the outstanding common stock of the combined company (or 32.39% of the outstanding shares of its common stock calculated on a fully diluted basis). For accounting purposes, I/P was identified as the accounting “acquirer,” as it is defined in FASB Accounting Standards Codification (“ASC”) 805, Business Combinations. The total purchase price of $75,654 was allocated to the assets acquired and liabilities assumed of the Legal Parent. Registration and issuance cost, in the total amount of $463, was recorded against the additional paid-in capital.

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

Note 5. Discontinued Operations and Assets Held For Sale

On December 31, 2013, the Company entered into a definitive asset purchase agreement with Infomedia for the sale of all assets and the assignment of all agreements related to the Company’s mobile social application business. The closing of the transaction, which was subject to the satisfaction or waiver of certain conditions, occurred on February 18, 2014 (“Closing”).

Upon Closing, in exchange for the assets and agreements related to the Company’s mobile social application business, the Company received 18 Class B shares of Infomedia, which represent an 8.25% ownership interest in Infomedia. Additionally, the Company’s CEO was appointed as a full voting member on Infomedia’s board of directors and the Company received a number of customary protective and anti-dilution rights. The Infomedia Class B shares were accounted for as a cost-method investment at the carrying amount of $787 and are included in Other assets in the consolidated balance sheet as of March 31, 2014. During the quarter ended March 31, 2014, there were no events or changes in circumstances that would indicate that the carrying amount of this investment may no longer be recoverable.

In connection with the asset purchase agreement, a non-cash impairment loss of $7,253 was recorded during the fourth quarter of 2013 and the requirement to report the results of the Company’s mobile social application business as discontinued operations was triggered. The following table represents the components of operating results from discontinued operations, as presented in the consolidated statements of operations:

	Three months ended March 31,		Cumulative from Inception through March 31,
	2014	2013	2014
Revenue	$37	$65	$530
Operating expenses	(266)	(1,145)	(6,266)
Loss on impairment	—	—	(7,253)
Operating loss	(229)	(1,080)	(12,989)
Non-operating income (expense)	20	(9)	(25)
Loss before taxes on income	(209)	(1,089)	(13,014)
Income tax expense	—	(16)	(312)
Loss from discontinued operations	$(209)	$(1,105)	$(13,326)

In addition, the following table presents the carrying amounts of the major classes of assets from the discontinued mobile social application business in the Company’s consolidated balance sheet as of December 31, 2013. These assets were transferred to Infomedia upon Closing. As of December 31, 2013, there were no liabilities classified as held for sale and no liabilities were transferred to Infomedia upon Closing.

As of December 31,
2013
Cash	$48
Accounts receivable	102
Goodwill at carrying amount of $208, net of $208 loss on impairment	—
Acquired technology at carrying amount of $10,133, net of $2,451 accumulated amortization and $7,045 loss on impairment	637
Total assets held for sale	$787

Note 6. Intangible Assets

	As of March 31, 2014	As of December 31, 2013	Weighted average amortization period (years)
Patents	28,213	28,213	8.3
Less: accumulated amortization	(6,422)	(5,465)
	$21,791	$22,748

The Company’s intangible assets consist of its patents which are amortized over their expected useful lives (i.e., through the expiration date of the patent). During the quarters ended March 31, 2014 and 2013, the Company recorded amortization expense of $957 and $839, respectively, related to its intangible assets. The amortization expense for the three month period ended March 31, 2013 excludes $416 of amortization expense recorded related to the Company’s acquired technology which has been presented as discontinued operations. During the period from June 8, 2011 (“Inception”) through March 31, 2014, total amortization expense of $6,422 was recorded related to the Company’s intangible assets, which excludes $2,451 of amortization expense recorded related to the Company’s acquired technology prior to December 31, 2013 that has been presented as discontinued operations.

Note 7. Fair Value Measurements

The Company measures fair value in accordance with FASB ASC 820-10, Fair Value Measurements and Disclosures. FASB ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received by selling an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, FASB ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

Level 2: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

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

The following table presents the placement in the fair value hierarchy of liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
Derivative warrant liabilities	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of March 31, 2014	$4,413	—	—	$4,413
As of December 31, 2013	$4,083	—	—	$4,083

The Company measures its derivative liabilities at fair value. The Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and the derivative Series 1 Warrants (as defined in Note 8) are classified within Level 3 because they are valued using the Black-Scholes-Merton and the Monte-Carlo models (as these warrants include down-round protection clauses), which utilize significant inputs that are unobservable in the market.

The following table presents the placement in the fair value hierarchy of assets that are measured at fair value on a non-recurring basis as of December 31, 2013 (there were no such assets or liabilities as of March 31, 2014):

Fair value measurement at reporting date using
Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
Assets held for sale	$787	$150	—	$637

In addition to the above, the Company’s financial instruments as of March 31, 2014 and December 31, 2013 consisted of cash, cash equivalents, receivables, accounts payable and long term deposits. The carrying amounts of all the aforementioned financial instruments approximate fair value. The following table summarizes the changes in the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period from Inception through March 31, 2014:

Level 3
Balance at Inception	$—
Balance at December 31, 2011	—
Derivative warrants issued to I/P’s shareholders in connection with the Merger, July 19, 2012	21,954
Fair value of derivative warrants issued by Legal Parent	3,162
Fair value adjustment, prior to exercise of warrants, included in Consolidated Statement of Operations	156
Exercise of derivative warrants	(10,657)
Fair value adjustment at end of period, included in Consolidated Statement of Operations	(7,003)
Balance at December 31, 2012	7,612
Net impact of removal of down-round clause in Series 1 Warrant (refer to Note 8)	(2,300)
Fair value adjustment, prior to exercise of warrants, included in Consolidated Statement of Operations	9
Exercise of derivative warrants	(808)
Fair value adjustment at end of period, included in Consolidated Statement of Operations	(430)
Balance at December 31, 2013	$4,083
Fair value adjustment, prior to exercise of warrants, included in Consolidated Statement of Operations	210
Exercise of derivative warrants	(746)
Fair value adjustment at end of period, included in Consolidated Statement of Operations	866
Balance at March 31, 2014	$4,413

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities related to the Special Bridge Warrants, Conversion Warrants, Preferential Reload Warrants and Series 1 Warrants (as defined in Note 8) fall within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

Description	Valuation technique	Unobservable inputs	Range
Special Bridge Warrants, Conversion Warrants,	Black-Scholes-Merton and the	Volatility	40.59% – 50.29%
Preferential Reload Warrants and the outstanding	Monte-Carlo models	Risk free interest rate	0.09% – 1.05%
derivative Series 1 Warrants		Expected term, in years	0.75 – 3.30
		Dividend yield	0%
		Probability and timing of down-round triggering event	5% occurrence in December 2014

The fair value of the assets held for sale as of December 31, 2013 (refer to Note 5) was determined by estimating the present value of the expected future cash flows associated with that asset or asset group by using certain unobservable market inputs. These inputs included discount rates, estimated future cash flows and certain continuing growth rate assumptions. The discount rates are intended to reflect the risk inherent in the projected future cash flows generated by the respective asset or asset group. The inputs used in the valuation were sensitive to certain factors related to mobile social application technology such as rapid changes in the industry and technological advances.

Sensitivity of Level 3 measurements to changes in significant unobservable inputs

The inputs to estimate the fair value of the Company’s derivative warrant liability are the current market price of the Company’s common stock, the exercise price of the warrant, its remaining expected term, the volatility of the Company’s common stock price, the Company’s assumptions regarding the probability and timing of a down-round protection triggering event and the risk-free interest rate. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement. Generally, an increase in the market price of the Company’s common stock, an increase in the volatility of the Company’s shares of common stock, an increase in the remaining term of the warrant, or an increase of a probability of a down-round triggering event would each result in a directionally similar change in the estimated fair value of the Company’s warrants. Such changes would increase the associated liability while decreases in these assumptions would decrease the associated liability. An increase in the risk-free interest rate or a decrease in the positive differential between the warrant’s exercise price and the market price of the Company’s shares of common stock would result in a decrease in the estimated fair value measurement of the warrants and thus a decrease in the associated liability. The Company has not, and does not plan to, declare dividends on its common stock, and as such, there is no change in the estimated fair value of the warrants due to the dividend assumption.

Note 8. Stockholders’ Equity

(a) Common Stock

The following table summarizes information about the Company's issued and outstanding common stock from Inception through March 31, 2014:

Shares of common stock
Balance as of June 8, 2011 (Inception)	—
Grant of shares at less than fair value to officers, directors and consultants	8,768,014
Issuance of shares of common stock	8,204,963
Balance as of December 31, 2011	16,972,977
Conversion of Series A Preferred Convertible Preferred stock, classified as mezzanine equity	890,192
Grant of shares to consultants	265,000
Legal Parent’s shares of common stock, recorded upon Merger	15,206,118
Exercise of 250,000 warrants, issued and exercised prior to the Merger	754,400
Post-Merger exercise of warrants	6,832,150
Exercise of stock options and vesting of RSUs	726,346
Conversion of Series A Preferred Convertible Preferred stock, classified as equity	20,136,445
Issuance of shares of common stock in connection with $31,148 received in a private financing round, net of issuance cost of $52	9,600,000
Issuance of shares of common stock in connection with $44,962 received in a private financing round, net of issuance cost of $39	10,344,998
Shares issued for acquisition of patents (refer to Note 4)	160,600
Balance as of December 31, 2012	81,889,226
Exercise of warrants	435,783
Exercise of stock options and vesting of RSUs	2,177,644
Balance as of December 31, 2013	84,502,653
Exercise of warrants	718,766
Exercise of stock options and vesting of RSUs	1,237,540
Balance as March 31, 2014	86,458,959

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

On July 19, 2012, following the Merger with the Legal Parent, the Company’s stockholders approved the 2012 Employee, Director and Consultant Equity Incentive Plan (“2012 Plan”), replacing the existing 2006 Stock Option Plan of the Legal Parent, and the remaining 9,100,000 authorized shares thereunder were cancelled. The Company’s 2012 Plan was approved in order to ensure full compliance with legal and tax requirements under U.S. law. The number of shares subject to the 2012 Plan is the sum of: (i) 15,600,000 shares of common stock, which constitutes 6,500,000 new shares and 9,100,000 previously authorized but unissued shares under the 2006 Stock Option Plan and (ii) any shares of common stock that are represented by awards granted under the Legal Parent’s 2006 Stock Option Plan that are forfeited, expired or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company, or the equivalent of such number of shares after the administrator, in its sole discretion, has interpreted the effect of any stock split, stock dividend, combination, recapitalization or similar transaction in accordance with the 2012 Plan; provided, however, that no more than 3,200,000 shares shall be added to the 2012 Plan. As of March 31, 2014, 3,647,837 shares were available for future grants under the 2012 Plan.

(c) Stock options and RSUs

The following table illustrates the stock options granted for the three month period ended March 31, 2014:

Title	Grant date	No. of options	Exercise price	FMV at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Directors, Management, and Employees	February 2014	1,025,000	$4.10	$4.10	Over 1 year for Directors; Over 3 years for Management and Employees	Volatility: 57.75% – 61.17% Risk free interest rate: 1.82% - 1.96% Expected term, in years: 5.31-5.81 Dividend yield: 0.00%

Certain options granted to officers, directors and certain key employees are subject to acceleration of vesting of 75% - 100% (according to the agreement signed with each grantee), upon a subsequent change of control.

The following table summarizes information about stock options and RSU activity for the three month period ended March 31, 2014:

	RSUs		Options
	No. of RSUs	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding at January 1, 2014	2,161,403	$3.61	10,457,159	$3.23	$0.01 – $5.50	$2.50
Granted	—	—	1,025,000	$4.10	$4.10	$2.21
Vested/Exercised	(267,539)	$3.60	(970,001)	$2.00	$0.01 – $3.72	$1.42
Forfeited	(3,125)	$3.72	(93,750)	$3.72	$3.72	$2.20
Expired	—	—	(66,166)	$5.41	$4.50 – $5.50	$2.48
Outstanding at March 31, 2014	1,890,739	$3.62	10,352,242	$3.41	$0.01 – $5.50	$2.32
Exercisable at March 31, 2014	—	—	5,716,131	$3.32	$0.01 – $5.50

The Company did not recognize tax benefits related to its stock-based compensation as there is a full valuation allowance recorded.

(d) Warrants

The following table summarizes information about warrant activity for the three month period ended March 31, 2014:

	No. of warrants	Weighted average exercise price	Exercise price range
Outstanding at January 1, 2014	18,427,478	$3.15	$0.94 – $5.06
Exercised	(718,766)	$1.76	$1.76
Outstanding at March 31, 2014	17,708,712	$3.21	$0.94 – $5.06

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

As part of the issuance of October 2012 Warrants, the down-round protection clause in 2,173,852 then outstanding Series 1 Warrants was removed. Because such warrants were no longer subject to down-round protection they were re-measured at fair value and classified as equity instruments. The overall impact of the removal of the down-round warrant protection, which was not material, was recorded during the year ended December 31, 2013. As a result, during the year ended December 31, 2013, the Company recorded an additional non-operating expense of $1,617, and re-classified $3,918 from derivative warrant liabilities to stockholders’ equity.

During the quarter ended March 31, 2014, 328,760 Series 1 Warrants and 352,532 Series 2 Warrants were exercised. From Inception and through March 31, 2014, 5,150,307 Series 1 Warrants and 1,678,592 Series 2 Warrants were exercised.

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

During the quarter ended March 31, 2014, 37,474 non-Preferential Reload Warrants were exercised. During the period from Inception through March 31, 2014, 127,192 Special Bridge Warrants and 86,954 Conversion Warrants were exercised. From Inception and through March 31, 2014, 216,994 non-Preferential Reload Warrants and 726,721 Preferential Reload Warrants were exercised.

(3) Initial Public Offering Warrants

Upon completion of its initial public offering, in June 2010, the Legal Parent issued 4,784,000 warrants at an exercise price of $5.06 per share. These warrants are publicly traded and are exercisable until June 21, 2015, at an exercise price of $5.06 per share. As of March 31, 2014, all of these warrants were outstanding and classified as equity instruments.

(4) October 2012 Warrants

On October 12, 2012, the Company entered into an agreement with certain of its warrant holders, pursuant to which, on October 23 and 24, 2012, the holders exercised in cash 3,721,062 of their outstanding warrants, with an exercise price of $1.76 per share. In exchange, the Company granted such warrant holders unregistered warrants of the Company to purchase an aggregate of 3,000,000 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $5.06 per share (the “October 2012 Warrants”). The contractual life of these warrants is 2.66 years and because such warrants do not bear any down-round protection clauses they were classified as equity instruments. October 2012 Warrants were valued using the following assumptions: volatility: 68.1%, share price: $3.50-$3.77, risk free interest rate: 0.724% and dividend yield: 0%. The fair value of warrants issued in exchange for the exercise of the Company’s derivative warrants was accounted for as an inducement, therefore an amount of $2,883 was recorded as a non-operating expense. As of March 31, 2014, all October 2012 warrants were outstanding.

Note 9. Revenue from Settlement and Licensing Agreement

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

Note 10. Commitments and Contingencies

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

The Company’s subsidiaries have filed patent infringement lawsuits against the subsidiaries of ZTE Corporation in the United Kingdom, France, Germany, Australia, India, and Brazil and against ASUSTeK Computer, Inc. and ASUS Computer GmbH in Germany, Spain and India. In such jurisdictions, an unsuccessful plaintiff may be required to pay a portion of the other party’s legal fees. Pursuant to negotiation with ZTE’s United Kingdom subsidiary, the Company placed two written commitments, in November 2012 and May 2013, to ensure payment should a liability by Vringo Infrastructure arise as a result of the two cases it has filed. The defendants estimated the total possible liability to be no more than approximately $2,900 for each case. In addition, ZTE's German subsidiary started three revocation (invalidity) proceedings against the Company; two in the first half of 2013 and one in the first quarter of 2014. Should ZTE be successful in any of those actions, the Company would liable for some portion of ZTE’s fees. The total amount the Company would have to pay is a statutorily determined percentage based on the estimated the value in dispute for these proceedings. ZTE has estimated the value of the revocation proceeding at approximately $1,700 for each of the three revocation cases on file; the Company assesses the likelihood of such payment as remote. The value of each of the four infringement proceedings against ZTE on file and of each of the two infringement proceedings against ASUS on file has been estimated at approximately $1,400 by the Company. On May 5, 2014, the Company deposited a bond of approximately $1,400 to allow it to enforce an injunction against ZTE. Should the injunction be successfully overturned on appeal, the Company may be obligated to compensate ZTE for any damages allegedly suffered as a result of the enforcement of the injunction, which would be ascertained through separate damages proceedings. Should the judgment which granted the injunction be affirmed on appeal, however, the amount paid as security would be returnable to the Company in full.

Pursuant to negotiations with ZTE’s Australian subsidiary, the Company placed a written commitment in April 2014 to ensure payment should a liability by Vringo Infrastructure arise as a result of the case filed. The amount of such commitment cannot be reasonably estimated at this time and the Company assesses the likelihood of such payment as remote. In addition, in Brazil as a condition of the relief requested, the Company deposited approximately $900 as a surety against the truth of allegations contained in the complaint. Unless ZTE is the prevailing party and proves that actual material damages were suffered while the requested relief was in place, the funds are returnable at the end of the litigation.

In addition, the Company may be required to grant additional written commitments, as necessary, in connection with its commenced proceedings against ZTE Corporation and its subsidiaries in various countries. It should be noted, however, that if the Company were successful on any court applications or the entirety of any litigation, ZTE Corporation would be responsible for a substantial portion of the Company’s legal fees.

(b)   Leases

In July 2012, the Company signed a rental agreement for its corporate executive office in New York for an annual rental fee of approximately $137 (subject to certain adjustments) which was to expire in September 2015. However in January 2014, the Company entered into an amended lease agreement with the landlord for a different office space within the same building. The initial annual rental fee for this new office is approximately $403 (subject to certain future escalations and adjustments) beginning when the new office space is available which is expected to be the third quarter of 2014. This lease will expire five years and three months after the new office space is available. Rent expense for operating leases for the quarters ended March 31, 2014, and 2013, and cumulative from Inception until March 31, 2014 was $112, $53 and $473, respectively.

Note 11. Risks and Uncertainties

(a)	New legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, could negatively affect the Company’s current business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect the Company’s ability to assert its patent or other intellectual property rights.

(b)	The patents owned by the Company are presumed to be valid and enforceable. As part of the Company’s ongoing legal proceedings, the validity and/or enforceability of its patents is often challenged in a court or an administrative proceeding. To date, none of the Company’s patents have been declared to be invalid or unenforceable.

(c)

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents with various major financial institutions. These major financial institutions are located in the United States and the Company’s policy is designed to limit exposure to any one institution.

(d)	A portion of the Company’s expenses are denominated in foreign currencies. If the value of the U.S. dollar weakens against the value of these currencies, there will be a negative impact on the Company’s operating costs. In addition, the Company is subject to the risk of exchange rate fluctuations to the extent it holds monetary assets and liabilities in these currencies.

Note 12. Subsequent Events

On April 28, 2014, Vringo Infrastructure, Inc., a wholly-owned subsidiary of Vringo, Inc., entered into a confidential agreement with Tyco to resolve litigation on mutually acceptable terms that was pending between the parties in the United States District Court for the Southern District of Florida and the Regional Court of Mannheim, Germany.

On May 6, 2014, the United States Court of Appeals for the Federal Circuit heard oral argument in I/P Engine, Inc., Plaintiff-Cross Appellant v. AOL Inc., Google Inc., IAC Search & Media, Inc., Gannett Company, Inc. and Target Corporation, Defendants-Appellants, Appeal Nos. 13-1307 and 13-1313. The Court's decision in the case is pending as of the filing date of this Form 10-Q.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will be,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in our Annual Report on Form 10-K filed on March 10, 2014 and any future reports we file with the Securities and Exchange Commission. The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements, except as required by law.

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

We were incorporated in Delaware on January 9, 2006 and commenced operations during the first quarter of 2006. In March 2006, we formed a wholly-owned subsidiary, Vringo (Israel) Ltd., for the primary purpose of providing research and development services. On July 19, 2012, Innovate/Protect, Inc. (“I/P”) merged with us through an exchange of equity instruments of I/P for those of Vringo (the “Merger”). The Merger was accounted for as a reverse acquisition pursuant to which I/P was considered the accounting acquirer of Vringo. As such, the financial statements of I/P are treated as the historical financial statements of the combined company, with the results of Vringo included from July 19, 2012 (the effective date of the Merger) through December 31, 2013. Moreover, common stock amounts presented for comparative periods differ from those previously presented by I/P, due to application of accounting requirements applicable to a reverse acquisition. The accompanying unaudited consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). All significant intercompany balances and transactions have been eliminated in consolidation.

We are a development stage company and until now, we have not yet generated any significant revenues. From the inception of I/P on June 8, 2011 (“Inception”) to date, we have raised approximately $100,199,000, which has been used to finance our operations.

Our Strategy

We manage an intellectual property portfolio consisting of over 600 patents and patent applications, covering telecom infrastructure, internet search and mobile technologies. These patents and patent applications have been developed internally and acquired from third parties. We innovate, acquire, license and protect technology and intellectual property rights worldwide. We seek to expand our portfolio of intellectual property through acquisition and development both internally and with third parties. Our goal is to partner with innovators of compelling technologies.

 In potential acquisitions, we seek to purchase all of, or interests in, technology and intellectual property in exchange for cash, our securities and/or interests in the monetization of those assets. Our revenue from this aspect of our business can be generated through licensing and litigation efforts. We engage in robust due diligence and a principled risk underwriting process to evaluate the merits and potential value of any acquisition or partnership. We seek to structure the terms of our acquisitions and partnerships in a manner that will achieve the highest risk-adjusted returns possible. We believe that our capital resources and potential access to capital, together with the experience of our management team and board of directors, will allow us to assemble a portfolio of quality assets with short and long-term revenue opportunities.

Intellectual Property

Search Patents

In June 2011, I/P Engine acquired eight patents from Lycos, Inc. (“Lycos”) through its wholly-owned subsidiary, I/P Engine.  On September 15, 2011, I/P Engine initiated litigation in the United States District Court, Eastern District of Virginia, against Google Inc., and certain of its customers (“Defendants”) for infringement of two of the patents acquired from Lycos.

On November 6, 2012, a jury in Norfolk, Virginia unanimously returned a verdict in favor of I/P Engine. The jury verdict is available at http://bit.ly/QBRt5S. On November 20, 2012, the District Court issued a ruling that asserted patents were not invalid as obvious, and the Court entered final judgment which can be found at http://bit.ly/1hqlUpD.

On January 3, 2014, the District Court ordered that I/P Engine recover an additional sum from the Defendants for supplemental damages and prejudgment interest. This ruling can be found at http://bit.ly/1iRY5rc. On January 21, 2014, the District Court ruled that the Defendants' alleged design-around was “nothing more than a colorable variation of the system adjudged to infringe,” and accordingly I/P Engine “is entitled to ongoing royalties as long as [the] Defendants continue to use the modified system.” This ruling can be found at http://bit.ly/1rpVeZp. On January 28, 2014, the District Court ruled that the appropriate ongoing royalty rate for Defendants' continued infringement of the patents-in-suit that "would reasonably compensate [I/P Engine] for giving up [its] right to exclude yet allow an ongoing willful infringer to make a reasonable profit" is a rate of 6.5% of the 20.9% royalty base previously set by the District Court.

Both I/P Engine and the Defendants have appealed the case to the U.S. Court of Appeals for the Federal Circuit. The case number for the District Court case is 2:11 CV 512-RAJ. The case numbers for the cases in the Court of Appeals for the Federal Circuit are 13-1307, 13-1313, 14-1233 and 14-1289. On May 6, 2014, the United States Court of Appeals for the Federal Circuit heard oral argument in I/P Engine, Inc., Plaintiff-Cross Appellant v. AOL Inc., Google Inc., IAC Search & Media, Inc., Gannett Company, Inc. and Target Corporation, Defendants-Appellants, Appeal Nos. 13-1307 and 13-1313. The Court's decision in the case is pending as of the filing date of this Form 10-Q.

Requests for reexamination are a standard tactic used by defendants in patent litigation cases. Google has filed four separate requests for reexamination of the two asserted patents at the USPTO, with the two requests on one of the patents being merged. To date, three of the reexaminations have been resolved in I/P Engine's favor.  One reexamination remains pending and I/P Engine continues to vigorously defend the validity of its patent before the USPTO.  Documents regarding USPTO proceedings are publicly available on the Patent Application Information Retrieval website, http://portal.uspto.gov/pair/PublicPair, which is operated by the USPTO.

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

Infrastructure Patents

On August 9, 2012, we entered into a patent purchase agreement with Nokia Corporation ("Nokia"), comprising of 124 patent families with counterparts world-wide. The total consideration paid for the portfolio was $22,000. Under the terms of the purchase agreement, to the extent that the gross revenue generated by such portfolio exceeds $22,000, the Company is obligated to pay a royalty of 35% of such excess. The portfolio encompasses technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. Declarations were filed by Nokia indicating that 31 of the 124 patent families acquired may be essential to wireless communications standards. Copies of the declarations are available on our website at http://www.vringoip.com/documents/FG/vringo/ip/99208_Nokia_ETSI_Declarations.pdf .

As one of the means of realizing the value of the patents on telecom infrastructure, our wholly-owned subsidiaries, Vringo Infrastructure, Inc. (“Vringo Infrastructure”), Vringo, Inc. and Vringo Germany GmbH (“Vringo Germany”) have filed a number of suits against ZTE Corporation (“ZTE”), ASUSTeK Computer Inc. (“ASUS”), ADT Corporation (“ADT”) and Tyco Integrated Security, LLC (“Tyco”) and their subsidiaries and affiliates in the United States, European jurisdictions, India, Australia and Brazil, alleging infringement of certain U.S., European, Indian, Australian and Brazilian patents.

ZTE

United Kingdom

On October 5, 2012, Vringo Infrastructure, filed a suit in the UK High Court of Justice, Chancery Division, Patents Court, alleging infringement of certain European patents. Subsequently, ZTE responded to the complaint on December 19, 2012 with a counterclaim for invalidity of the patents in suit. Vringo Infrastructure filed a further UK suit on December 3, 2012, alleging infringement of additional European patents. In the first UK suit, trial is scheduled for October 2014 and in the second UK suit, trial is scheduled for June 2015.

Germany

On November 15, 2012, Vringo Germany filed a suit in the Mannheim Regional Court in Germany, alleging infringement of a European patent. The litigation was expanded to include a second European patent on February 21, 2013. On November 4, 2013, we filed a further brief with respect to the proceedings of the first European patent suit, asserting infringement by ZTE eNode B infrastructure equipment used in 4G networks.

The hearing for the first European patent case has been postponed by mutual agreement with ZTE; no date has been set for reinstatement. On December 17, 2013, the Court issued its judgment in the second European patent case, finding that ZTE infringed that patent and ordered an accounting and an injunction upon payment of the appropriate bonds. On February 19, 2014, Vringo Germany filed suit in the Mannheim Regional Court seeking enforcement of the accounting ordered and a further order that non-compliance be subject to civil and criminal penalties. On May 5, 2014, we paid a bond of approximately $1,400,000 to the Court in order to enforce the injunction against ZTE. Trial in the suit to enforce the accounting is scheduled for September 2014.

On December 27, 2013, ZTE filed a notice of appeal of the Mannheim Regional Court’s judgment in the second European patent case, and on January 24, 2014, ZTE filed an emergency motion with the Court of Appeals seeking a stay of the judge’s order pending appeal. On February 24, 2014, ZTE’s motion was denied.

On September 13, 2013 and January 28, 2014, Vringo Germany filed two suits in the Regional Court of Düsseldorf, alleging infringement of two additional European patents. Both cases are scheduled to be heard in November 2014. On April 23, 2014, Google commenced the process to intervene in the fourth filed suit as an interested third party. As a result of this process Google will be entitled to file defensive briefs in tandem with ZTE.

ZTE filed nullity suits with respect to the first and second European patents in the Federal Patents Court in Munich, Germany during the second and fourth quarters, respectively, of 2013. Trials in the nullity suits have not been scheduled but are not anticipated before the third quarter of 2014. In addition, ZTE filed a nullity suit with respect to the third European patent in the Federal Patents Court in Munich, Germany, in the fourth quarter of 2013. A schedule has not yet been set and the trial is not anticipated before the third quarter of 2015.

China

In November and December 2012, ZTE filed reexamination requests in China against three Chinese patents owned by Vringo before the Patent Reexamination Board of the Patent Office of the People’s Republic of China. On July 3, 2013, the patent rights for one of those patents was upheld. Oral hearings for the remaining two patents occurred on May 9, 2013 and December 23, 2013, respectively, for which the rulings are still pending. Between December 20 and December 28, 2013, ZTE filed four more additional reexamination requests against the four other Chinese patents owned by Vringo. Vringo’s initial responses are due in early May 2014. The remaining schedule in these four new re-examinations is not yet available.

France

On March 29, 2013, Vringo Infrastructure filed a patent infringement lawsuit in France in the Tribunal de Grande Instance de Paris, alleging infringement of the French part of two European patents. Vringo Infrastructure filed the lawsuit based on particular information uncovered during a seizure to obtain evidence of infringement, known as a saisie-contrefaçon, which was executed at two of ZTE's facilities in France. The oral hearing in relation to these patents has been scheduled for December 2014 before the 3rd division of the 3rd chamber of the Tribunal de Grande Instance de Paris (specializing in IP matters).

Australia

On June 11, 2013, Vringo Infrastructure filed a patent infringement lawsuit in the Federal Court of Australia in the New South Wales registry, alleging infringement by ZTE of two Australian patents. We currently anticipate that the Court will set a trial date in the second half of 2014.

Spain

On September 6, 2013, Vringo Infrastructure filed a preliminary inquiry order against ZTE in the Commercial Court of Madrid, Spain, requiring ZTE to provide discovery relating to alleged infringement of a patent which is the Spanish counter-part of the second European patent filed in Germany.  In light of ZTE’s non-responsiveness to the order, on March 24, 2014 the Court granted our request to seek discovery of four of ZTE’s Spanish customers. To date, we have received responses from two of the four customers.

India

On November 7, 2013, we, along with our subsidiary, Vringo Infrastructure, filed a patent infringement lawsuit in the High Court of Delhi at New Delhi, India, alleging infringement of an Indian patent related to CDMA. On November 8, 2013, the Court granted an ex-parte preliminary injunction and appointed commissioners to inspect ZTE’s facilities and collect evidence. ZTE appealed the preliminary injunction and, on December 12, 2013, the appellate panel instituted an interim arrangement, requiring ZTE to file an accounting affidavit disclosing the number of CDMA devices sold by its entities in India, revenue derived therefrom, and other supporting documentation. The Court also required ZTE to pay a bond approximately $800,000, directed Indian customs authorities to notify us when all relevant ZTE goods are imported into India, and required ZTE to give us the opportunity to inspect those goods. ZTE filed its accounting affidavit on January 13, 2014.

On February 3, 2014, we filed a motion for contempt for ZTE’s failure to comply with the Court’s order, and requested that the Court order ZTE to pay an increased bond. A hearing on the contempt motion is scheduled for May 20, 2014.

On January 31, 2014, we and our subsidiary, Vringo Infrastructure, filed a patent infringement lawsuit in the High Court of Delhi at New Delhi, alleging infringement of a second Indian patent related to GSM Infrastructure. The Court, finding a prima facie case of infringement, granted an ex-parte preliminary injunction, restraining ZTE and its officers, directors, agents, distributors and customers from importing, selling, offering for sale, advertising, installing, or operating any infringing products, and giving us the right to inspect any infringing goods arriving in India, which are to be detained by customs authorities. The judge granted the injunction after ruling that we would suffer an irreparable loss if such an injunction were not put into place. ZTE subsequently appealed the injunction. The court heard the parties’ arguments and reserved decision. The injunction remains in place at least until the judge issues his decision.

Brazil

On April 14, 2014, Vringo Infrastructure filed a patent infringement lawsuit in the 5th Trial Court of Rio de Janeiro State Court in Brazil, alleging infringement of a Brazilian patent related to 3G/4G/LTE infrastructure. On April 15, 2014, the court granted an ex-parte preliminary injunction restraining ZTE from manufacturing, using, offering for sale, selling, installing, testing, or importing such infrastructure equipment, subject to a fine. To enforce the injunction, the Company posted a bond of approximately $900,000 with the court on April 17, 2014.

ASUS

Germany

On October 4, 2013 and January 29, 2014, Vringo Germany filed two patent infringement lawsuits against ASUS in the Düsseldorf Regional Court, alleging infringement of two European patents. The cases are scheduled to be heard in November 2014.

Spain

On February 7, 2014, Vringo Infrastructure filed suit in the Commercial Court of Barcelona alleging infringement of a patent which is the Spanish counter-part of the first European patent filed in Germany. A schedule for the case has not yet been set.

India

On April 15, 2014, Vringo Infrastructure filed suit in the High Court of Delhi, New Delhi alleging infringement of a patent related to use of dictionaries in search engines preloaded on certain ASUS devices. A schedule for the case has not yet been set.

ADT/Tyco

On September 12, 2013, Vringo Infrastructure filed a patent infringement lawsuit against ADT and Tyco in the United States District Court for the Southern District of Florida.

On January 15, 2014, Vringo Germany filed a patent infringement lawsuit against Tyco in the Regional Court of Mannheim, alleging infringement of a European patent.

On January 28, 2014, Vringo Infrastructure entered into a confidential agreement with ADT that resolved the litigation pending between the parties in the United States District Court for the Southern District of Florida. On April 28, 2014, the Company entered into a confidential agreement with Tyco that resolved all pending litigation pending between the parties.

Sale of mobile social application business to InfoMedia Services Limited (“Infomedia”)

On December 31, 2013, we entered into a definitive asset purchase agreement with Infomedia for the sale of certain assets (mostly comprised of acquired technology) and the assignment of certain agreements related to our mobile social application business. The closing of the transaction, which was subject to the satisfaction or waiver of certain conditions, occurred on February 18, 2014 (“Closing”). Upon Closing, in exchange for the assets and agreements related to our mobile social application business, we received 18 Class B shares of Infomedia, which represent an 8.25% ownership interest in Infomedia.

Infomedia is a privately owned, UK based, provider of customer relationship management and monetization technologies to mobile carriers and device manufacturers. As part of the transaction, we will have the opportunity to license certain intellectual property assets and support Infomedia to identify and protect new intellectual property. Additionally, Vringo’s CEO was appointed as a full voting member on Infomedia’s board of directors and we received a number of customary protective and anti-dilution rights.

In connection with this sale of our mobile social application business, an impairment loss of $7,253,000 was recorded during the fourth quarter of 2013 representing the excess of the carrying value over the estimated fair value of the asset group.

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

Currently, our revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights related to our patents. These rights typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patents, (ii) the release of the licensee from certain claims, and (iii) the dismissal of any pending litigation. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. Pursuant to the terms of these agreements, we have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our part to maintain or upgrade the related technology, or provide future support or services. Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the minimum upfront payment for term agreement renewals. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, upon receipt of the minimum upfront fee for term agreement renewals, and when all other revenue recognition criteria have been met.

Operating legal costs

Operating legal costs mainly include the costs and expenses incurred in connection with our patent licensing and enforcement activities, patent-related legal expenses paid to external patent counsel (including contingent legal fees), licensing and enforcement related research, consulting and other expenses paid to third parties, as well as internal payroll expenses and stock-based compensation.

Amortization of intangibles

Amortization of intangibles represents the amortization expense of our acquired patents which is recognized on a straight-line basis over the remaining legal life of the patents.

Research and development expenses

Research and development expenses consisted primarily of the cost of our development personnel, as well as of the cost of outsourced development services.

General and administrative expenses

General and administrative expenses include management and administrative personnel, public and investor relations, overhead/office costs and various professional fees, as well as insurance, non-operational depreciation and amortization.

Non-operating income (expenses)

Non-operating income (expenses) includes transaction gains (losses) from foreign exchange rate differences, interest on deposits, bank charges, as well as fair value adjustments of derivative warrant liabilities related to the Preferential Reload Warrants, Special Bridge Warrants, Conversion Warrants, and certain of our Series 1 Warrants. The value of such derivative warrants is highly influenced by assumptions used in its valuation, as well as by our stock price at the period end (revaluation date).

Income taxes

Our effective tax rate differs from the statutory federal rate primarily due to differences between income and expense recognition prescribed by income tax regulations and generally accepted accounting principles. We utilize different methods and useful lives for depreciating and amortizing property and equipment and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. At March 31, 2014, deferred tax assets generated from our U.S. activities were mostly offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be generated before such net operating loss carryforwards expire.

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

Results of Operations

Three month period ended March 31, 2014 compared to the three month period ended March 31, 2013 and the development stage period (cumulative from Inception through March 31, 2014)

Revenue

	Quarter ended March 31,			Cumulative from Inception through March 31,
	2014	2013	Change	2014
Revenue	$250,000	$—	$250,000	$1,450,000

During the quarter ended March 31, 2014, net cash used in operating activities totaled $8,493,000. During the quarter ended March 31, 2013, net cash used in operating activities totaled $4,872,000. The $3,621,000 increase in net cash used in operating activities was mainly due to increased litigation costs described above, as well as an increase in cost of our in-house staff, which was expanded during the second half of 2013.

Cumulative revenue from Inception through March 31, 2014 also includes $1,100,000 from a one-time payment in connection with the license and settlement agreement entered into with Microsoft and proceeds from a partial settlement with AOL during 2012 in the total amount of $100,000.

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

Operating legal costs

	Quarter ended March 31,			Cumulative from Inception through March 31,
	2014	2013	Change	2014
Operating legal costs	$4,875,000	$5,399,000	$(524,000)	$37,708,000

During the quarter ended March 31, 2014, our operating legal costs were $4,875,000, which represents a decrease of $524,000 (or 9.7%) from operating legal costs recorded for the quarter ended March 31, 2013. This decrease was primarily due to the timing and nature of consulting and patent litigation costs related to legal proceedings against Google and ZTE. Further, we expanded our in-house legal department staff during the second half of 2013 which allowed for more cost efficiency during the current quarter. The overall decrease is partially offset by a slight increase in stock-based compensation costs (approximately $50,000) due to our efforts to expand our in-house legal department staff.

From Inception through March 31, 2014, operating legal costs expenses amounted to $37,708,000 which is primarily attributed to consulting and patent litigation costs in connection with our legal proceedings against Google and ZTE, payroll expense of our in-house legal department staff, and stock-based compensation to employees, management and consultants.

It is not certain whether our operating legal costs will increase over time. Though we aim to diversify our portfolio of products and increase our intellectual property monetization efforts, we have also increased the size of our in-house legal department staff as mentioned above. The goal is to decrease our overall legal expenses by bringing more work in-house, which we believe will cost less than outsourcing to external firms. There is no guarantee, however, that an in-house team will be less expensive or more efficient than outsourcing this work. Moreover, as we expand the scope of our monetization efforts, the amount of legal work will increase leading to a concomitant increase in our operating legal costs, regardless of if such work is performed in-house or outsourced.

Amortization of intangibles

	Quarter ended March 31,			Cumulative from Inception through March 31,
	2014	2013	Change	2014
Amortization of intangibles	$957,000	$839,000	$118,000	$6,422,000

During the quarter ended March 31, 2014, amortization expense related to our intangibles was $957,000 which represents an increase of $118,000 (or 14.1%) from amortization of intangibles recorded for the quarter ended March 31, 2013. Currently, our intangible assets consist of our patent portfolios which are amortized over their remaining useful lives (i.e., through the expiration date of the patent). The increase during the current quarter was due to the additional patent portfolios that were acquired during 2013.

From Inception through March 31, 2014, amortization of intangibles amounted to $6,422,000 which is related to our patent portfolios.

Research and development

	Quarter ended March 31,			Cumulative from Inception through March 31,
	2014	2013	Change	2014
Research and development	$225,000	$270,000	$(45,000)	$2,280,000

During the quarter ended March 31, 2014 and 2013, our research and development expenses amounted to $225,000 and $270,000, respectively. These amounts exclude research and development expenses related to our mobile social application business which is presented in discontinued operations. The decrease of $45,000 (or 16.7%) is primarily due to a decrease in stock-based compensation costs of approximately $27,000 related to the timing of vesting in connection with outstanding stock-based awards. In addition, there was a decrease in costs related to third party consultants who were no longer utilized in 2014.

From Inception through March 31, 2014, research and development expenses, in the total amount of $2,280,000, consist primarily of labor related costs, consulting expenses, and related stock-based compensation costs.

As mentioned above, in February 2014, we sold our mobile social application business to Infomedia. As part of the sale agreement, our former remaining research and development personnel were assumed by Infomedia. Should we seek to introduce new products or new business opportunities, such as a merger or acquisition relating to our intellectual property or other technology, we expect that our research and development costs would increase.

General and administrative

	Quarter ended March 31,			Cumulative from Inception through March 31,
	2014	2013	Change	2014
General and administrative	$4,018,000	$3,991,000	$27,000	$30,759,000

During the quarter ended March 31, 2014, general and administrative expenses slightly increased by $27,000 (or 0.7%), to $4,018,000, compared to $3,991,000 that was recorded during the quarter ended March 31, 2013. The overall increase in general and administrative expenses was primarily due to increased payroll expenses and an increase in depreciation expense related to our fixed assets. Such increases are due to our efforts to consolidate our executive management and finance functions under a centralized location. The overall increase is partially offset by a decrease in external corporate consulting costs (such as corporate legal consulting fees) in connection with our efforts to utilize our internal corporate staff. In addition, there was a decrease in stock-based compensation costs during the current quarter.

From Inception through March 31, 2014, general and administrative expenses amounted to $30,759,000. This amount is primarily attributed to salaries and related payroll expenses, stock-based compensation expenses, and various professional fees.

We expect that our general and administrative expenses will increase, as our expenses will incorporate full costs of our management and administration, as well as increased office, accounting, legal and insurance costs. New merger and acquisition opportunities, should such arise, may also significantly increase our general and administrative costs.

Non-operating income (expense), net

	Quarter ended March 31,			Cumulative from Inception through March 31,
	2014	2013	Change	2014
Non-operating income (expense), net	$(1,075,000)	$(360,000)	$(715,000)	$1,908,000

During the quarter ended March 31, 2014, we recorded non-operating expense in the amount of $1,075,000 compared to non-operating expense in the amount of $360,000 recorded in the quarter ended March 31, 2013. During the quarter ended March 31, 2014, we recorded approximately $1,076,000 of expense related to an increase in the fair value of our derivative warrant liabilities.

During the cumulative period from Inception through March 31, 2014, as part of the issuance of October 2012 Warrants, the down-round protection clauses in certain then outstanding Series 1 Warrants were removed. The impact of the removal of the down-round warrant protection, which was not material, was recorded during the year ended December 31, 2013. As a result of the removal of the down-round warrant protection, we recorded an additional, non-operating expense of $1,617,000 during the year ended December 31, 2013. Following the Merger, our non-operating income, net, included mainly the impact of changes in the fair value of derivative warrants, the fair value of which is highly affected by our share price at the measurement date. Consequently, as of December 31, 2012, we recorded income of $6,847,000 due to the decrease of our share price, compared to the share price on the date of the Merger.

In addition, in October 2012, we entered into an agreement with certain of our warrant holders, pursuant to which such warrant holders exercised in cash 3,721,062 of their outstanding warrants, with an exercise price of $1.76 per share, and we issued such warrant holders unregistered warrants to purchase an aggregate of 3,000,000 of our shares of common stock, par value $0.01 per share, at an exercise price of $5.06 per share. The newly issued warrants do not bear down-round protection clauses. As a result of this issuance, additional non-operational expense in the total amount of $2,883,000 was recorded.

We expect that our non-operating income (expense) will remain highly volatile, and we may choose to fund our operations through additional financing. In particular, non-operating income (expense) will be affected by the adjustments to fair value of our derivative instruments. Fair value of these derivative instruments depends on a variety of assumptions, such as estimations regarding triggering of down-round protection and estimated future share price. An estimated increase in the price of our common stock increases the value of the warrants and thus results in a loss on our statement of operations. In addition, high estimated probability of a down-round protection increases the value of the warrants and again results in a loss on our statement of operations. Also refer to Note 8 to the accompanying unaudited consolidated financial statements.

Loss from discontinued mobile social application operations

	Quarter ended March 31,			Cumulative from Inception through March 31,
	2014	2013	Change	2014
Revenue	$37,000	$65,000	$(28,000)	$530,000
Operating expenses	(266,000)	(1,145,000)	879,000	(6,266,000)
Loss on impairment	—	—	—	(7,253,000)
Operating loss	(229,000)	(1,080,000)	851,000	(12,989,000)
Non-operating income (expense)	20,000	(9,000)	29,000	(25,000)
Loss before taxes on income	(209,000)	(1,089,000)	880,000	(13,014,000)
Income tax expense	—	(16,000)	16,000	(312,000)
Loss from discontinued operations	$(209,000)	$(1,105,000)	$896,000	$(13,326,000)

On February 18, 2014, we executed the sale of our mobile social application business to Infomedia, in exchange for 18 Class B shares of Infomedia, which represent an 8.25% ownership interest. Additionally, Vringo’s CEO was appointed as a full voting member on Infomedia’s board of directors and we received a number of customary protective and anti-dilution rights. The Infomedia Class B shares are accounted for as a cost-method investment. Cash requirements for termination of mobile operations include mainly post-employment obligations, were incurred in the quarter ended March 31, 2014, and are considered to be immaterial. We expect the consummation of the sale agreement to reduce our annual cost and cash used in operations, by approximately $3,000,000 per annum.

During the quarter ended March 31, 2014, we recorded $37,000 revenue which represents a decrease of $28,000 (or 43%) from revenues recorded for the quarter ended March 31, 2013.

During the quarter ended March 31, 2014, operating expenses decreased by $879,000 (or 76.8%), to $266,000, from $1,145,000 recorded during the quarter ended March 31, 2013. This decrease is primarily due to the fact that there was no amortization related to acquired technology during the current quarter as the related asset was classified as held for sale as of December 31, 2013 and was subsequently sold to Infomedia in February 2014.

From Inception through March 31, 2014, loss from the discontinued mobile social application business amounted to $13,326,000. This amount is primarily attributed to operating expenses such as salaries and related payroll expenses, stock-based compensation expenses, and various professional fees. In addition, during the fourth quarter of 2013, an impairment loss of $7,253,000 was recorded in connection with the sale of our mobile social application business.

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

We file our tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. Vringo, Inc. has open tax years for 2010 through 2013. As of March 31, 2014, all tax years for Innovate/Protect are still open. The Israeli subsidiary files its income tax returns in Israel. As of March 31, 2014, the Israeli subsidiary has open tax years for 2010 through 2013.

We did not have any material unrecognized tax benefits as of March 31, 2014. We do not expect to record any additional material provisions for unrecognized tax benefits within the next year.

Liquidity and Capital Resources

As of March 31, 2014, we had a cash balance of $27,818,000 and $25,619,000 in net working capital. The decrease of $5,768,000 in our cash balance from December 31, 2013, was mainly due to net cash used by us in our business operations of approximately $8,493,000 during the quarter ended March 31, 2014. The majority of these expenditures consisted of costs related to our four litigation campaigns. In our case against Google et al., we incurred costs related to the preparation for the oral argument, which was heard before the United States Court of Appeals for the Federal Circuit on May 6, 2014, in addition to other related costs. In our cases against ZTE and ASUS, we incurred costs related to the preparation and filing of briefs and other court documents, as well as case preparation and management. A large percentage of these costs were incurred in the United Kingdom, Australia, Germany, and France. In civil law jurisdictions, such as Germany, France, Spain, and others, the majority of costs are incurred in the early stages of litigation and we anticipate that the costs in these jurisdictions will be lower in future periods. In our case against Tyco, we incurred costs related to the preparation and filing of briefs and other court documents, case preparation and management, and the worldwide resolution of litigation between the parties.

The overall decrease in our cash balance from expenditures related to our litigation campaigns was partially offset by approximately $2,800,000 that was received in connection with the exercises of warrants and stock options that occurred during the quarter ended March 31, 2014, as described below. As of March 31, 2014, our total stockholders' equity was $109,928,000 which mainly decreased by continuing operation deficits from Inception to date.

During the quarter ended March 31, 2014, a total of 718,766 warrants to purchase an aggregate of 718,766 shares of our common stock, at an exercise price range from $0.94 to $1.76 per share, were exercised by our warrant holders, pursuant to which we received $1,265,000. In addition 1,237,540 options to purchase 1,237,540 shares of our common stock were exercised during the quarter ended March 31, 2014. As a result, we received $1,531,000 through March 2014 and an additional $413,000 in April 2014.

Based on current operating plans, we expect to have sufficient funds for our operations for at least the next twelve months. In addition, until we generate sufficient revenue, we may need to raise additional funds, which can be achieved through the exercise of our outstanding warrants and options, the issuance of additional equity or through loans from financial institutions. There can be no assurance, however, that any such opportunities will materialize.

We anticipate that we will continue to search for additional sources of liquidity, when needed, until we generate positive cash flows to support our operations. We cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. Any future sales of securities to finance our operations may require stockholder approval and will dilute existing stockholders' ownership. We cannot guarantee when or if we will ever generate positive cash flows.

Cash flows

	Quarter ended March 31,			Cumulative from Inception through March 31,
	2014	2013	Change	2014
Net cash used in operating activities	$(8,493,000)	$(4,872,000)	$(3,621,000)	$(47,954,000)
Net cash used in investing activities	$(72,000)	$(3,140,000)	$3,068,000	$(24,589,000)
Net cash provided by financing activities	$2,796,000	$174,000	$2,622,000	$100,199,000

Operating activities

During the quarter ended March 31, 2014, net cash used in operating activities totaled $8,493,000. During the quarter ended March 31, 2013, net cash used in operating activities totaled $4,872,000. The $3,621,000 increase in net cash used in operating activities was mainly due to increased litigation costs described above, as well as an increase in cost of our in-house staff, which was expanded during the second half of 2013.

We expect our net cash used in operating activities to increase due to further development of our business. As we expect to move towards greater revenue generation, we expect that these amounts will be offset over time by the collection of revenues.

Investing activities

During the quarter ended March 31, 2014, net cash used in investing activities totaled $72,000. During the quarter ended March 31, 2013, net cash used in investing activities totaled $3,140,000. The decrease in cash used in investing activities, in the total amount of $3,068,000, was primarily due to the fact that we had invested in commercial paper during the quarter ended March 31, 2013 in the amount of $3,120,000. This decrease is partially offset by an increase in fixed asset purchases during the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2014.

We expect that net cash used in investing activities will increase as we intend to continue to acquire additional intellectual property assets and invest surplus cash, according to our investment policy.

Financing activities

 During the quarter ended March 31, 2014, net cash provided by financing activities totaled $2,796,000, which relates to funds that we received from the exercises of warrants and stock options in the total amount of $1,265,000 and $1,531,000, respectively. During the quarter ended March 31, 2013, net cash provided by financing activities totaled $174,000, which relates to funds received from the exercises of warrants and stock options in the total amount of $165,000 and $9,000, respectively.

A significant portion of our issued and outstanding warrants are currently “in the money” and the underlying shares of common stock held by non-affiliates are freely tradable, with the potential of up to $17,438,086 of additional incoming funds as of March 31, 2014. We may choose to raise additional funds in connection with any acquisitions of patent portfolios or other intellectual property assets that we may pursue. There can be no assurance, however, that any such opportunity will materialize, and moreover, that any such financing would likely be dilutive to our current stockholders.

Future operations

We are currently pursuing several potential strategic partners and have identified patent portfolios, other intellectual property assets and operating businesses that we may wish to acquire. In addition, we are continuing to explore further opportunities for strategic business alliances. However, there can be no assurance that any such opportunities will be consummated.

Off-Balance Sheet Arrangements

From October 2012 through the filing date of this Form 10-Q, our subsidiaries filed patent infringement lawsuits against the subsidiaries of ZTE Corporation in the United Kingdom, France, Germany, Australia, India, and Brazil. Should we be deemed the losing party in any of its applications to the court in the UK, we may be held responsible for a portion of the defendant’s legal fees for the relevant application or for the litigation. Pursuant to negotiation with ZTE’s UK subsidiary, in the United Kingdom, we placed two written commitments to ensure the payment of a potential liability by Vringo Infrastructure resulting for the two cases filed in the fourth quarter of 2012 and second quarter of 2013, which the defendants estimated to be approximately $2,900,000 each. In addition, we may be required to grant additional written commitments, as necessary, in connection with our commenced proceedings against ZTE Corporation in Europe, Brazil, India and Australia. It should be noted, however, that if we were successful on any court applications or the entirety of any litigation, ZTE Corporation would be responsible for a substantial portion of our legal fees.

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

Contractual Obligations

The following table summarizes our future contractual obligations beginning on April 1, 2014:

	Remainder of 2014	2015	2016	2017	2018	2019	Total
Operating leases	$135,000	$403,000	$403,000	$408,000	$416,000	$312,000	$2,077,000

In July 2012, the Company signed a rental agreement for its corporate executive office in New York for an annual rental fee of approximately $137,000 (subject to certain adjustments) which was to expire in September 2015. However in January 2014, the Company entered into an amended lease agreement with the landlord for newly renovated office within the same building. The initial annual rental fee for this new office is approximately $403,000 (subject to certain future escalations and adjustments) beginning when the renovations are completed and the new office is available. Until the new office is available, the monthly rent payments are based on the previous annual rental fee. The lease for the New York office will expire 5 years and 3 months after the new office is available.

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the year ended December 31, 2013, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

Impairment of Long-Lived Assets

Our long-lived assets include property and equipment and amortizable intangible assets. In assessing the recoverability of these long-lived assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our long-lived assets.

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other. Based on our evaluation, we have one reporting unit for purposes of evaluating goodwill impairment.

We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we would not need to perform the two-step impairment test for the reporting unit. If we cannot support such a conclusion or we do not elect to perform the qualitative assessment then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, then step two of the impairment test (measurement) does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to an acquisition price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using certain valuation techniques in addition to our market capitalization.

We performed our annual impairment test of goodwill as of December 31, 2013. Based on this test, we did not recognize an impairment charge related to goodwill since the fair value of the reporting unit significantly exceeded its carrying value. The fair value as of December 31, 2013 was approximated to be $250,127,000, exceeding the carrying value by 118%.

Valuation of Financial Instruments

As of March 31, 2014, we had 21,198 Special Bridge Warrants and 14,491 Conversion Warrants at an exercise price of $0.94, with a fair value of $54,000 and $37,000, respectively. In addition, we had 160,609 Preferential Reload Warrants and 1,974,957 Series 1 Warrants at an exercise price of $1.76, with a fair value of $313,000 and $4,009,000, respectively. (Refer to Note 8 to the accompanying unaudited consolidated financial statements). The following table represents the assumptions, valuation models and inputs used, as of March 31, 2014:

	Valuation	Unobservable
Description	Technique	Inputs	Range
Special Bridge Warrants, Conversion Warrants,	Black-Scholes-Merton and the	Volatility	40.59% – 50.29%
Preferential Reload Warrants and the outstanding	Monte-Carlo models	Risk free interest rate	0.09% – 1.05%
derivative Series 1 Warrants		Expected term, in years	0.75 – 3.30
		Dividend yield	0%
		Probability and timing of down-round triggering event	5% occurrence in December 2014

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

Recently Adopted Accounting Pronouncements

In July 2013, FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of unrecognized tax benefits. This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective beginning January 1, 2014 and is to be applied prospectively with retroactive application permitted. We have adopted this guidance as of January 1, 2014, as required. There was no material impact of the consolidated financial statements resulting from the adoption.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance changes the criteria for reporting a discontinued operation while enhancing disclosures in this area. This standard will be effective for us beginning January 1, 2015. Early adoption of the standard is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the impact of the adoption on our consolidated financial statements.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

Financial instruments which potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain our cash and cash equivalents with various major financial institutions. These major financial institutions are located in the United States and our policy is designed to limit exposure to any one institution.

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. To minimize risks in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in securities such as commercial paper and money market funds. As of March 31, 2014 and December 31, 2013, our cash was mostly held in money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Accordingly, a 100 basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a material impact on the value of such money market funds.

A portion of our expenses are denominated in foreign currencies. If the value of the U.S. dollar weakens against the value of these currencies, there will be a negative impact on our operating costs. In addition, we are subject to the risk of exchange rate fluctuations to the extent we hold monetary assets and liabilities in these currencies.

Item 4.          Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II— OTHER INFORMATION

Item 1. Legal Proceedings.

Search Patents

In June 2011, I/P Engine acquired eight patents from Lycos, Inc. (“Lycos”) through its wholly-owned subsidiary, I/P Engine.  On September 15, 2011, I/P Engine initiated litigation in the United States District Court, Eastern District of Virginia, against Google Inc., and certain of its customers (“Defendants”) for infringement of two of the patents acquired from Lycos.

On November 6, 2012, a jury in Norfolk, Virginia unanimously returned a verdict in favor of I/P Engine. The jury verdict is available at http://bit.ly/QBRt5S. On November 20, 2012, the District Court issued a ruling that asserted patents were not invalid as obvious, and the Court entered final judgment which can be found at http://bit.ly/1hqlUpD.

On January 3, 2014, the District Court ordered that I/P Engine recover an additional sum from the Defendants for supplemental damages and prejudgment interest. This ruling can be found at http://bit.ly/1iRY5rc. On January 21, 2014, the District Court ruled that the Defendants' alleged design-around was “nothing more than a colorable variation of the system adjudged to infringe,” and accordingly I/P Engine “is entitled to ongoing royalties as long as [the] Defendants continue to use the modified system.” This ruling can be found at http://bit.ly/1rpVeZp. On January 28, 2014, the District Court ruled that the appropriate ongoing royalty rate for Defendants' continued infringement of the patents-in-suit that "would reasonably compensate [I/P Engine] for giving up [its] right to exclude yet allow an ongoing willful infringer to make a reasonable profit" is a rate of 6.5% of the 20.9% royalty base previously set by the District Court.

Both I/P Engine and the Defendants have appealed the case to the U.S. Court of Appeals for the Federal Circuit. The case number for the District Court case is 2:11 CV 512-RAJ. The case numbers for the cases in the Court of Appeals for the Federal Circuit are 13-1307, 13-1313, 14-1233 and 14-1289. On May 6, 2014, the United States Court of Appeals for the Federal Circuit heard oral argument in I/P Engine, Inc., Plaintiff-Cross Appellant v. AOL Inc., Google Inc., IAC Search & Media, Inc., Gannett Company, Inc. and Target Corporation, Defendants-Appellants, Appeal Nos. 13-1307 and 13-1313. The Court's decision in the case is pending as of the filing date of this Form 10-Q.

Requests for reexamination are a standard tactic used by defendants in patent litigation cases. Google has filed four separate requests for reexamination of the two asserted patents at the USPTO, with the two requests on one of the patents being merged. To date, three of the reexaminations have been resolved in I/P Engine's favor.  One reexamination remains pending and I/P Engine continues to vigorously defend the validity of its patent before the USPTO.  Documents regarding USPTO proceedings are publicly available on the Patent Application Information Retrieval website, http://portal.uspto.gov/pair/PublicPair, which is operated by the USPTO.

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

Infrastructure Patents

On August 9, 2012, we entered into a patent purchase agreement with Nokia Corporation ("Nokia"), comprising of 124 patent families with counterparts world-wide. The total consideration paid for the portfolio was $22,000. Under the terms of the purchase agreement, to the extent that the gross revenue generated by such portfolio exceeds $22,000, the Company is obligated to pay a royalty of 35% of such excess. The portfolio encompasses technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. Declarations were filed by Nokia indicating that 31 of the 124 patent families acquired may be essential to wireless communications standards. Copies of the declarations are available on our website at http://www.vringoip.com/documents/FG/vringo/ip/99208_Nokia_ETSI_Declarations.pdf .

As one of the means of realizing the value of the patents on telecom infrastructure, our wholly-owned subsidiaries, Vringo Infrastructure, Vringo, Inc. and Vringo Germany have filed a number of suits against ZTE, ASUS, ADT and Tyco and their subsidiaries and affiliates in the United States, European jurisdictions, India, Australia and Brazil, alleging infringement of certain U.S., European, Indian, Australian and Brazilian patents.

ZTE

United Kingdom

On October 5, 2012, Vringo Infrastructure, filed a suit in the UK High Court of Justice, Chancery Division, Patents Court, alleging infringement of certain European patents. Subsequently, ZTE responded to the complaint on December 19, 2012 with a counterclaim for invalidity of the patents in suit. Vringo Infrastructure filed a further UK suit on December 3, 2012, alleging infringement of additional European patents. In the first UK suit, trial is scheduled for October 2014 and in the second UK suit, trial is scheduled for June 2015.

Germany

On November 15, 2012, Vringo Germany filed a suit in the Mannheim Regional Court in Germany, alleging infringement of a European patent. The litigation was expanded to include a second European patent on February 21, 2013. On November 4, 2013, we filed a further brief with respect to the proceedings of the first European patent suit, asserting infringement by ZTE eNode B infrastructure equipment used in 4G networks.

The hearing for the first European patent case has been postponed by mutual agreement with ZTE; no date has been set for reinstatement. On December 17, 2013, the Court issued its judgment in the second European patent case, finding that ZTE infringed that patent and ordered an accounting and an injunction upon payment of the appropriate bonds. On February 19, 2014, Vringo Germany filed suit in the Mannheim Regional Court seeking enforcement of the accounting ordered and a further order that non-compliance be subject to civil and criminal penalties. On May 5, 2014, we paid a bond of approximately $1,400,000 to the Court in order to enforce the injunction against ZTE. Trial in the suit to enforce the accounting is scheduled for September 2014.

On December 27, 2013, ZTE filed a notice of appeal of the Mannheim Regional Court’s judgment in the second European patent case, and on January 24, 2014, ZTE filed an emergency motion with the Court of Appeals seeking a stay of the judge’s order pending appeal. On February 24, 2014, ZTE’s motion was denied.

On September 13, 2013 and January 28, 2014, Vringo Germany filed two suits in the Regional Court of Düsseldorf, alleging infringement of two additional European patents. Both cases are scheduled to be heard in November 2014. On April 23, 2014, Google commenced the process to intervene in the fourth filed suit as an interested third party. As a result of this process Google will be entitled to file defensive briefs in tandem with ZTE.

ZTE filed nullity suits with respect to the first and second European patents in the Federal Patents Court in Munich, Germany during the second and fourth quarters, respectively, of 2013. Trials in the nullity suits have not been scheduled but are not anticipated before the third quarter of 2014. In addition, ZTE filed a nullity suit with respect to the third European patent in the Federal Patents Court in Munich, Germany, in the fourth quarter of 2013. A schedule has not yet been set and the trial is not anticipated before the third quarter of 2015.

China

In November and December 2012, ZTE filed reexamination requests in China against three Chinese patents owned by Vringo before the Patent Reexamination Board of the Patent Office of the People’s Republic of China. On July 3, 2013, the patent rights for one of those patents was upheld. Oral hearings for the remaining two patents occurred on May 9, 2013 and December 23, 2013, respectively, for which the rulings are still pending. Between December 20 and December 28, 2013, ZTE filed four more additional reexamination requests against the four other Chinese patents owned by Vringo. Vringo’s initial responses are due in early May 2014. The remaining schedule in these four new re-examinations is not yet available.

France

On March 29, 2013, Vringo Infrastructure filed a patent infringement lawsuit in France in the Tribunal de Grande Instance de Paris, alleging infringement of the French part of two European patents. Vringo Infrastructure filed the lawsuit based on particular information uncovered during a seizure to obtain evidence of infringement, known as a saisie-contrefaçon, which was executed at two of ZTE's facilities in France. The oral hearing in relation to these patents has been scheduled for December 2014 before the 3rd division of the 3rd chamber of the Tribunal de Grande Instance de Paris (specializing in IP matters).

Australia

On June 11, 2013, Vringo Infrastructure filed a patent infringement lawsuit in the Federal Court of Australia in the New South Wales registry, alleging infringement by ZTE of two Australian patents. We currently anticipate that the Court will set a trial date in the second half of 2014.

Spain

On September 6, 2013, Vringo Infrastructure filed a preliminary inquiry order against ZTE in the Commercial Court of Madrid, Spain, requiring ZTE to provide discovery relating to alleged infringement of a patent which is the Spanish counter-part of the second European patent filed in Germany.  In light of ZTE’s non-responsiveness to the order, on March 24, 2014 the Court granted our request to seek discovery of four of ZTE’s Spanish customers. To date, we have received responses from two of the four customers.

India

On November 7, 2013, we, along with our subsidiary, Vringo Infrastructure, filed a patent infringement lawsuit in the High Court of Delhi at New Delhi, India, alleging infringement of an Indian patent related to CDMA. On November 8, 2013, the Court granted an ex-parte preliminary injunction and appointed commissioners to inspect ZTE’s facilities and collect evidence. ZTE appealed the preliminary injunction and, on December 12, 2013, the appellate panel instituted an interim arrangement, requiring ZTE to file an accounting affidavit disclosing the number of CDMA devices sold by its entities in India, revenue derived therefrom, and other supporting documentation. The Court also required ZTE to pay a bond approximately $800,000, directed Indian customs authorities to notify us when all relevant ZTE goods are imported into India, and required ZTE to give us the opportunity to inspect those goods. ZTE filed its accounting affidavit on January 13, 2014.

On February 3, 2014, we filed a motion for contempt for ZTE’s failure to comply with the Court’s order, and requested that the Court order ZTE to pay an increased bond. A hearing on the contempt motion is scheduled for May 20, 2014.

On January 31, 2014, we and our subsidiary, Vringo Infrastructure, filed a patent infringement lawsuit in the High Court of Delhi at New Delhi, alleging infringement of a second Indian patent related to GSM Infrastructure. The Court, finding a prima facie case of infringement, granted an ex-parte preliminary injunction, restraining ZTE and its officers, directors, agents, distributors and customers from importing, selling, offering for sale, advertising, installing, or operating any infringing products, and giving us the right to inspect any infringing goods arriving in India, which are to be detained by customs authorities. The judge granted the injunction after ruling that we would suffer an irreparable loss if such an injunction were not put into place. ZTE subsequently appealed the injunction. The court heard the parties’ arguments and reserved decision. The injunction remains in place at least until the judge issues his decision.

Brazil

On April 14, 2014, Vringo Infrastructure filed a patent infringement lawsuit in the 5th Trial Court of Rio de Janeiro State Court in Brazil, alleging infringement of a Brazilian patent related to 3G/4G/LTE infrastructure. On April 15, 2014, the court granted an ex-parte preliminary injunction restraining ZTE from manufacturing, using, offering for sale, selling, installing, testing, or importing such infrastructure equipment, subject to a fine. To enforce the injunction, the Company posted a bond of approximately $900,000 with the court on April 17, 2014.

ASUS

Germany

On October 4, 2013 and January 29, 2014, Vringo Germany filed two patent infringement lawsuits against ASUS in the Düsseldorf Regional Court, alleging infringement of two European patents. The cases are scheduled to be heard in November 2014.

Spain

On February 7, 2014, Vringo Infrastructure filed suit in the Commercial Court of Barcelona alleging infringement of a patent which is the Spanish counter-part of the first European patent filed in Germany. A schedule for the case has not yet been set.

India

On April 15, 2014, Vringo Infrastructure filed suit in the High Court of Delhi, New Delhi alleging infringement of a patent related to use of dictionaries in search engines preloaded on certain ASUS devices. A schedule for the case has not yet been set.

ADT/Tyco

On September 12, 2013, Vringo Infrastructure filed a patent infringement lawsuit against ADT and Tyco in the United States District Court for the Southern District of Florida.

On January 15, 2014, Vringo Germany filed a patent infringement lawsuit against Tyco in the Regional Court of Mannheim, alleging infringement of a European patent.

On January 28, 2014, Vringo Infrastructure entered into a confidential agreement with ADT that resolved the litigation pending between the parties in the United States District Court for the Southern District of Florida. On April 28, 2014, the Company entered into a confidential agreement with Tyco that resolved all pending litigation pending between the parties.

Item 1A. Risk Factors.

The risk factors set forth below update the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to the risk factors below and the risk factors included in our Annual Report on Form 10-K, you should carefully consider the other risks highlighted elsewhere in this report or in our other filings with the Securities and Exchange Commission, which could materially affect our business, financial position and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial position and results of operations.

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

To license or otherwise monetize the patent assets that we own, we commenced legal proceedings against a number of large, multi-national companies, pursuant to which we allege that such companies infringe on one or more of our patents. Our viability is highly dependent on the outcome of these litigations, and there is a risk that we may be unable to achieve the results we desire from such litigation, failure from which would harm our business to a great degree. In addition, the defendants in these litigations have substantially more resources than we do, which could make our litigation efforts more difficult.

We anticipate that legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, we may be forced to litigate against other parties in addition to the originally named defendants. Our adversaries may allege defenses and/or file counterclaims for, inter alia, revocation of our patents or file collateral litigations or initiate investigations in the United States, Europe, India, and China or elsewhere in an effort to avoid or limit liability and damages for patent infringement. If such actions are successful, they may preclude our ability to derive licensing revenue from the patents currently being asserted.

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

Further, should we be deemed the losing party in many of our litigations, we may be liable for some or all of our opponents’ legal fees. In addition, in connection with litigation, we have made several affirmative financial guarantees to courts around the world, and might face the need to make additional guarantees in the future.

In any of our applications to the Court in the UK ZTE litigation or for the entire UK ZTE litigation, we may be held responsible for a substantial percentage of the defendant’s legal fees for the relevant application or for the litigation. These fees may be substantial. Pursuant to negotiation with ZTE’s United Kingdom subsidiary, we placed two written commitments, in November 2012 and May 2013, to ensure payment should a liability by Vringo Infrastructure arise as a result of the two cases we filed. To date, ZTE has asserted that its anticipated fees in defending the UK litigation may be approximately $5,800,000.

In Australia, should we be deemed the losing party in any of our applications to the Court or for the entire litigation, we may be held responsible for a substantial percentage of the defendant’s legal fees for the relevant application or for the litigation. These fees may be substantial. In addition, pursuant to negotiations with ZTE’s Australian subsidiary, we placed a written commitment in April 2014 to ensure payment should a liability by Vringo Infrastructure arise as a result of the case filed. The amount of such commitment cannot be reasonably estimated at this time, and we assess the likelihood of such payment as remote.

In Germany, the amount of fees payable by a losing party is determined based on certain possible statutory levels of “value in dispute.” The value in dispute is only very loosely correlated to the actual value of any potential final settlement or license. The estimated value in dispute for each of the four patent infringement cases we have filed against ZTE in Germany, and for each of the two patent infringement cases we have filed against ASUS in Germany is approximately $1,400,000. The estimated value in dispute for each of the three invalidity cases which ZTE has filed against us in Germany is approximately $1,700,000. Under the current statute, our risk is capped at approximately $1,000,000 were the court to determine that the value in dispute is at the highest tier under law.

In Germany, should the court order an injunction, for it to be enforced, we will have to pay a security based on the relevant statutory rate. In our litigations against ZTE and ASUS the statutory rate is approximately $1,400,000 for each patent asserted. The statutory rate is only loosely correlated to any actual harm the defendant may suffer from an injunction. The district court judge is entitled to increase the amount of the security. Generally, the courts take the value in dispute as the amount payable as security. Should the injunction be successfully overturned on appeal, we may be obligated to compensate the defendant for any damages allegedly suffered as a result of the enforcement of the injunction, which would be ascertained through separate damages proceedings. Should the judgment which granted the injunction be affirmed on appeal, however, the amount paid as security would be returnable to us in full.

In France, should we be deemed to be the losing party, it is more likely than not that we will be ordered to pay a contribution to ZTE’s attorney and expert fees. The court in France will make an assessment of winning party’s costs during the course of the proceeding on the merits, and at its discretion order the losing party to pay a portion of those costs, typically between 40-60%.

In Brazil, as a condition of the relief requested, we deposited approximately $900,000 as a surety against the truth of the allegations contained in the complaint. Unless ZTE is the prevailing party and proves that actual material damages were suffered while the requested relief was in place, the funds are returnable at the end of the litigation.

In addition, we may be required to grant additional written commitments, as necessary, in connection with our commenced proceedings against ZTE Corporation and its subsidiaries in various countries. As of today, we cannot estimate our potential future liability. However, should we be successful on any court applications in the UK, Australia, France, or Germany or the entire litigation and/or litigations, our adversary may be responsible for a substantial percentage of our legal fees.

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

In addition, it is difficult in general to predict the outcome of patent enforcement litigation at the trial or appellate level. In the United States, there is a higher rate of appeals in patent enforcement litigation than in standard business litigation. The defendant to any case we bring, may file as many appeals as allowed by right, including to the first, second and/or final courts of appeal (in the United States those courts would be the Federal Circuit and Supreme Court, respectively). Such appeals are expensive and time-consuming, and the outcomes of such appeals are sometimes unpredictable, resulting in increased costs and reduced or delayed revenue.

We may not be able to successfully monetize the patents we acquired from Nokia, nor any of the other patent acquisitions, thus we may fail to realize all of the anticipated benefits of such acquisition.

There is no assurance that we will be able to successfully monetize the patent portfolio that we acquired from Nokia, nor any of the other patent acquisitions. The patents we acquired from Nokia could fail to produce anticipated benefits, or could have other adverse effects that we currently do not foresee. Failure to successfully monetize these patent assets may have a material adverse effect on our business, financial condition and results of operations.

In addition, the acquisition of a patent portfolio is subject to a number of risks, including, but not limited to the following:

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

Therefore, there is no assurance that we will be able to monetize an acquired patent portfolio and recoup our investment.

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

In addition, even if we are able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, we would need to develop and maintain them, and they would heavily rely on, a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property we may develop principally including the following:

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

Furthermore, in various pending litigation and appeals in the United States Federal courts, various arguments and legal theories are being advanced to potentially limit the scope of damages that a patent licensing company such as us might be entitled to. Any one of these pending cases could result in new legal doctrines that could make our existing or future patent portfolios less valuable or more costly to enforce.

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

Should our warrants outstanding as of April 24, 2014, be exercised, there would be an additional 17,708,712 shares of common stock eligible for trading in the public market. In addition, we currently have incentive equity instruments outstanding to purchase 10,330,119 shares of our common stock granted to our management, employees, directors and consultants. Certain options granted to officers, directors and certain key employees are subject to acceleration of vesting of 75% and 100% (according to the agreement signed with each grantee), upon a subsequent change of control. Certain options granted in prior years that are outstanding have exercise prices that are below recent market prices. Such securities, if exercised, will increase the number of issued and outstanding shares of our common stock. Therefore, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants and options could have an adverse effect on the market price for our securities and/or on our ability to obtain future financing.

Future sales of our shares of common stock by our stockholders could cause the market price of our common stock to drop significantly, even if our business is otherwise performing well.

As of April 24, 2014, we had 86,531,094 shares of common stock issued and outstanding, excluding shares of common stock issuable upon exercise of warrants, options or restricted stock units (“RSUs”). As shares saleable under Rule 144 are sold or as restrictions on resale lapse, the market price of our common stock could drop significantly, if the holders of restricted shares sell them, or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Lease, dated July 10, 2012, by and between Vringo, Inc. and Teachers Insurance and Annuity Association of America, for the benefit of its separate Real Estate Account Landlord (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed on November 14, 2012), as amended on January 24, 2014 (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2013 filed on March 10, 2014)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of May 2014.

VRINGO, INC.

By:	/s/ ANASTASIA NYRKOVSKAYA
Anastasia Nyrkovskaya
Chief Financial Officer
(Principal Financial Officer)

