Form 10-Q
period 2014-06-30
Vringo Inc
filed 2014-08-06
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-34785

VRINGO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4988129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 3rd Avenue, 12th Floor, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

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

As of July 25, 2014, 92,545,862 shares of the registrant’s common stock were outstanding.

VRINGO, INC.

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Vringo, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2014 (Unaudited)	December 31, 2013
Current assets
Cash and cash equivalents	$31,654	$33,586
Assets held for sale	—	787
Deposits with courts	2,304	—
Other current assets	224	455
Total current assets	34,182	34,828
Property and equipment, at cost, net of $348 and $134 accumulated depreciation, as of June 30, 2014 and December 31, 2013, respectively	161	230
Intangible assets, net	20,823	22,748
Goodwill	65,757	65,757
Other assets	1,034	247
Total assets	$121,957	$123,810

Current liabilities
Accounts payable and accrued expenses	$4,582	$5,146
Accrued employee compensation	36	299
Derivative warrant liabilities	89	43
Total current liabilities	4,707	5,488

Long-term liabilities
Derivative warrant liabilities	$3,015	$4,040
Other liabilities	69	—
Commitments and contingencies (Note 10)

Stockholders’ equity
Series A Convertible Preferred stock, $0.01 par value per share; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share 150,000,000 authorized; 92,545,862 and 84,502,653 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	925	845
Additional paid-in capital	210,427	189,465
Accumulated deficit	(97,186)	(76,028)

Total stockholders’ equity	$114,166	$114,282

Total liabilities and stockholders’ equity	$121,957	$123,810

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$800	$1,100	$1,050	$1,100

Costs and Expenses*
Operating legal costs	5,982	4,790	10,857	10,189
Amortization of intangibles	968	839	1,925	1,678
Research and development	217	467	442	737
General and administrative	3,986	3,759	8,004	7,750
Total operating expenses	11,153	9,855	21,228	20,354
Operating loss from continuing operations	(10,353)	(8,755)	(20,178)	(19,254)
Non-operating income, net	21	17	22	32
Gain (loss) on revaluation of warrants	348	(1,491)	(728)	(1,866)
Issuance of warrants	(65)	—	(65)	—
Loss from continuing operations before income taxes	(10,049)	(10,229)	(20,949)	(21,088)
Income tax expense	—	—	—	—
Loss from continuing operations	(10,049)	(10,229)	(20,949)	(21,088)
Loss from discontinued operations before income taxes*	—	(709)	(209)	(1,798)
Income tax expense	—	(2)	—	(18)
Loss from discontinued operations	—	(711)	(209)	(1,816)
Net loss	$(10,049)	$(10,940)	$(21,158)	$(22,904)
Loss per share:
Basic
Loss per share from continuing operations	(0.12)	(0.12)	(0.24)	(0.26)
Loss per share from discontinued operations	(0.00)	(0.01)	(0.00)	(0.02)
Total net loss per share	$(0.12)	$(0.13)	$(0.24)	$(0.28)
Diluted
Loss per share from continuing operations	(0.12)	(0.12)	(0.24)	(0.26)
Loss per share from discontinued operations	(0.00)	(0.01)	(0.00)	(0.02)
Total net loss per share	$(0.12)	$(0.13)	$(0.24)	$(0.28)
Weighted-average number of shares outstanding during the period:
Basic	87,210,483	82,739,447	86,337,006	82,552,710
Diluted	88,515,948	82,739,447	86,337,006	82,552,710
* Includes stock-based compensation expense, as follows:
Operating legal costs	$385	$301	$728	$595
Research and development	108	114	215	248
General and administrative	2,525	2,515	4,724	5,043
Discontinued operations	—	92	151	230
	$3,018	$3,022	$5,818	$6,116

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2013	$845	$189,465	$(76,028)	$114,282
Exercise of stock options and vesting of restricted stock units (“RSU”)	16	2,144	—	2,160
Issuance of warrants (Note 8)	—	65	—	65
Exercise of warrants	64	12,935	—	12,999
Stock-based compensation	—	5,818	—	5,818
Net loss for the period	—	—	(21,158)	(21,158)
Balance as of June 30, 2014	$925	$210,427	$(97,186)	$114,166

	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2012	$819	$171,108	$(23,595)	$148,332
Exercise of stock options and vesting of RSU	10	143	—	153
Exercise of warrants	1	249	—	250
Conversion of derivative warrants into equity warrants	—	3,748	—	3,748
Stock-based compensation	—	6,116	—	6,116
Net loss for the period	—	—	(22,904)	(22,904)
Balance as of June 30, 2013	$830	$181,364	$(46,499)	$135,695

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(21,158)	$(22,904)
Adjustments to reconcile net cash flows used in operating activities:
Items not affecting cash flows
Depreciation and amortization	2,139	2,567
Stock-based compensation	5,818	6,116
Issuance of warrants	65	—
Assignment of patents	—	(100)
Change in fair value of warrants	728	1,866
Exchange rate loss (gain), net	(35)	4
Changes in current assets and liabilities
Decrease in other current assets	231	73
Increase (decrease) in payables and accruals	(743)	1,412
Net cash used in operating activities	(12,955)	(10,966)
Cash flows from investing activities
Acquisition of property and equipment	(145)	(31)
Increase in short-term investments	—	(3,120)
Decrease (increase) in deposits	(2,304)	8
Net cash used in investing activities	(2,449)	(3,143)
Cash flows from financing activities
Exercise of stock options	2,160	153
Exercise of warrants	11,292	174
Cash provided by financing activities	13,452	327
Effect of exchange rate changes on cash and cash equivalents	20	10
Decrease in cash and cash equivalents	(1,932)	(13,772)
Cash and cash equivalents at beginning of period	33,586	56,960
Cash and cash equivalents at end of period	$31,654	$43,188
Supplemental disclosure of cash flows information
Income taxes paid	—	3
Non-cash investing and financing transactions
Non-cash acquisition of cost method investment	787	—
Conversion of derivative warrants into common stock	1,707	76
Conversion of derivative warrants into equity warrants	—	3,748

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for share and per share data)

Note 1. General

Vringo, Inc., together with its consolidated subsidiaries (“Vringo” or the “Company”), is engaged in the development and monetization of intellectual property worldwide. The Company's intellectual property portfolio consists of over 600 patents and patent applications covering telecom infrastructure, internet search and mobile technologies. The Company’s patents and patent applications have been developed internally or acquired from third parties. Prior to December 31, 2013, the Company operated a global platform for the distribution of mobile social applications and the services that it developed. On February 18, 2014, the Company executed the sale of its mobile social application business to InfoMedia Services Limited (“InfoMedia”), receiving an 8.25% ownership interest as consideration (Note 4).

Note 2. Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three month and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of estimates

The preparation of accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include the useful lives of the Company’s intangible assets, the valuation of the Company’s derivative warrants, the valuation of stock-based compensation, the valuation of goodwill, deferred tax assets and liabilities, income tax uncertainties and other contingencies.

(c) Translation into U.S. dollars

The Company conducts certain transactions in foreign currencies, which are recorded at the exchange rate as of the transaction date. All exchange gains and losses occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected as non-operating income or expense in the consolidated statements of operations.

(d) Cash and cash equivalents

The Company invests its cash in money market funds with financial institutions. The Company has established guidelines relating to diversification and maturities of its investments in order to minimize credit risk and maintain high liquidity of funds. All highly liquid investments with original maturities of three months or less at acquisition date are considered cash equivalents.

(e) Derivative instruments

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets at their respective fair values. The Company's derivative instruments, which are discussed in Notes 6 and 8, have been recorded as liabilities at fair value, and are revalued at each reporting date, with changes in the fair value of the instruments included in the consolidated statements of operations as non-operating income (expense).

(f) Revenue recognition

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

(g) Operating legal costs

Operating legal costs mainly include expenses incurred in connection with the Company’s patent licensing and enforcement activities, patent-related legal expenses paid to external patent counsel (including contingent legal fees), licensing and enforcement related research, consulting and other expenses paid to third parties, as well as internal payroll expenses and stock-based compensation.

(h) Recently Issued Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity's revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which removes the definition of development stage entity, as was previously defined under U.S. GAAP, thereby removing the financial reporting distinction between development stage entities and other reporting entities. In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in their financial statements, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This guidance is effective for annual reporting periods beginning after December 31, 2014 and early adoption of the standard is permitted. The Company adopted this guidance during the second quarter of 2014.

(i) Reclassification

Certain balances have been reclassified to conform to presentation requirements including discontinued operations.

Note 3. Computation of Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. However, as the Company generated net losses in all periods presented, some potentially dilutive securities that relate to the continuing operations, including certain warrants and stock options, were not reflected in diluted net loss per share, because the impact of such instruments was anti-dilutive. The table below presents the computation of basic and diluted net losses per common share:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic Numerator:
Loss from continuing operations attributable to shares of common stock	$(10,049)	$(10,229)	$(20,949)	$(21,088)
Loss from discontinued operations attributable to shares of common stock	—	(711)	$(209)	$(1,816)
Net loss attributable to shares of common stock	$(10,049)	$(10,940)	$(21,158)	$(22,904)
Basic Denominator:
Weighted average number of shares of common stock outstanding during the period	87,210,483	82,625,295	86,337,006	82,406,883
Weighted average number of penny stock options	—	114,152	—	145,827
Basic common stock shares outstanding	87,210,483	82,739,447	86,337,006	82,552,710
Basic loss per common stock share from continuing operations	$(0.12)	$(0.12)	$(0.24)	$(0.26)
Basic loss per common stock share from discontinued operations	$(0.00)	(0.01)	$(0.00)	$(0.02)
Basic net loss per common stock share	$(0.12)	$(0.13)	$(0.24)	$(0.28)

Diluted Numerator:
Net loss from continuing operations attributable to shares of common stock	$(10,049)	$(10,229)	$(20,949)	$(21,088)
Increase in net loss attributable to derivative warrants	$(348)	$—	$—	$—
Diluted net loss from continuing operations attributable to shares of common stock	$(10,397)	$(10,229)	$(20,949)	$(21,088)
Diluted net loss from discontinued operations attributable to shares of common stock	$—	$(711)	$(209)	$(1,816)
Diluted net loss attributable to shares of common stock	$(10,397)	$(10,940)	$(21,158)	$(22,904)

Diluted Denominator:
Basic common stock shares outstanding	87,210,483	82,739,447	86,337,006	82,552,710
Weighted average number of derivative warrants outstanding during the period	1,305,465	—	—	—
Diluted common stock shares outstanding	88,515,948	82,739,447	86,337,006	82,552,710
Diluted loss per common stock share from continuing operations	$(0.12)	$(0.12)	$(0.24)	$(0.26)
Diluted loss per common stock share from discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Diluted net loss per common stock share	$(0.12)	$(0.13)	$(0.24)	$(0.28)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options at $0.96-$5.50 exercise price, to purchase an equal number of shares of common stock of the Company	10,102,094	11,805,940	10,102,094	11,805,940
Unvested penny options to purchase an equal number of shares of common stock of the Company	—	2,375	—	2,375
Unvested RSUs to issue an equal number of shares of common stock of the Company	1,657,890	2,815,794	1,657,890	2,815,794
Common stock shares granted, but not yet vested	—	61,478	—	61,478
Warrants to purchase an equal number of shares of common stock of the Company	15,801,923	18,764,114	17,423,851	18,764,114
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share	27,561,907	33,449,701	29,183,835	33,449,701

Note 4. Discontinued Operations and Assets Held For Sale

On December 31, 2013, the Company entered into a definitive asset purchase agreement with InfoMedia for the sale of all assets and the assignment of all agreements related to the Company’s mobile social application business. The closing of the transaction occurred on February 18, 2014 (“Closing”).

Upon Closing, as consideration for the assets and agreements related to the Company’s mobile social application business, the Company received 18 Class B shares of InfoMedia, which represent an 8.25% ownership interest in InfoMedia. Additionally, the Company’s Chief Executive Officer was appointed as a full voting member on InfoMedia’s board of directors and the Company received a number of customary protective rights. The InfoMedia Class B shares were accounted for as a cost-method investment at the carrying amount of $787 and are included in Other assets in the consolidated balance sheet as of June 30, 2014. During the six month period ended June 30, 2014, there were no events or changes in circumstances that would indicate that the carrying amount of this investment may no longer be recoverable.

In connection with the asset purchase agreement, the requirement to report the results of the Company’s mobile social application business as discontinued operations was triggered. The following tables represent the components of operating results from discontinued operations, as presented in the consolidated statements of operations:

	Three months ended June 30,
	2014	2013
Revenue	$—	$61
Operating expenses	—	(748)
Operating loss	—	(687)

Non-operating expense	—	(22)
Loss before taxes on income	—	(709)
Income tax expense	—	(2)
Loss from discontinued operations	$—	$(711)

	Six months ended June 30,
	2014	2013
Revenue	$37	$126
Operating expenses	(266)	(1,893)
Operating loss	(229)	(1,767)

Non-operating income (expense)	20	(31)
Loss before taxes on income	(209)	(1,798)
Income tax expense	—	(18)
Loss from discontinued operations	$(209)	$(1,816)

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

As of December 31,
2013
Cash	$48
Accounts receivable	102
Goodwill at carrying amount of $208, net of $208 loss on impairment	—
Acquired technology at carrying amount of $10,133, net of $2,451 accumulated amortization and $7,045 loss on impairment	637
Total assets held for sale	$787

Note 5. Intangible Assets

	As of June 30, 2014	As of December 31, 2013	Weighted average amortization period (years)
Patents	28,213	28,213	8.3
Less: accumulated amortization	(7,390)	(5,465)
	$20,823	$22,748

The Company’s intangible assets consist of its patents which are amortized over their expected useful lives (i.e., through the expiration date of the patent). During the three and six month periods ended June 30, 2014, the Company recorded amortization expense of $968 and $1,925, respectively, related to its patents. During the three and six month periods ended June 30, 2013, the Company recorded amortization expense of $839 and $1,678, respectively, related to its patents.

Note 6. Fair Value Measurements

The Company measures fair value in accordance with FASB Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures. FASB ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received by selling an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, FASB ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

Level 2: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The following table presents the placement in the fair value hierarchy of liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
Derivative warrant liabilities	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of June 30, 2014	$3,104	—	—	$3,104
As of December 31, 2013	$4,083	—	—	$4,083

The Company measures its derivative liabilities at fair value. The Special Bridge Warrants, Conversion Warrants, the derivative Reload Warrants and the derivative Series 1 Warrants (as defined in Note 8) are classified within Level 3 because they are valued using the Black-Scholes-Merton and the Monte-Carlo models (as these warrants include down-round protection clauses), which utilize significant inputs that are unobservable in the market.

The following table presents the placement in the fair value hierarchy of assets that are measured at fair value on a non-recurring basis as of December 31, 2013 (there were no such assets or liabilities as of June 30, 2014):

Fair value measurement at reporting date using
Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
Assets held for sale	$787	$150	—	$637

In addition to the above, the Company’s financial instruments as of June 30, 2014 and December 31, 2013 consisted of cash, cash equivalents, receivables, accounts payable and deposits. The carrying amounts of all the aforementioned financial instruments approximate fair value. The following table summarizes the changes in the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six month period ended June 30, 2014:

Level 3
Balance at December 31, 2013	$4,083
Fair value adjustment, prior to exercise of warrants, included in Consolidated Statement of Operations	56
Exercise of derivative warrants	(1,707)
Fair value adjustment at end of period, included in Consolidated Statement of Operations	672
Balance at June 30, 2014	$3,104

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities related to the Special Bridge Warrants, Conversion Warrants, Reload Warrants and Series 1 Warrants (as defined in Note 8) fall within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

Description	Valuation technique	Unobservable inputs	Range
Special Bridge Warrants, Conversion Warrants, derivative	Black-Scholes-Merton and the	Volatility	32.83% – 46.41%
Reload Warrants and derivative Series 1 Warrants	Monte-Carlo models	Risk free interest rate	0.08% – 0.88%
		Expected term, in years	0.50 – 3.05
		Dividend yield	0%
		Probability and timing of down-round triggering event	5% occurrence in December 2014

The fair value of the assets held for sale as of December 31, 2013 (Note 4) was determined by estimating the present value of the expected future cash flows associated with that asset or asset group by using certain unobservable market inputs. These inputs included discount rates, estimated future cash flows and certain continuing growth rate assumptions. The discount rates are intended to reflect the risk inherent in the projected future cash flows generated by the respective asset or asset group. The inputs used in the valuation were sensitive to certain factors related to mobile social application technology such as rapid changes in the industry and technological advances.

Sensitivity of Level 3 measurements to changes in significant unobservable inputs

The inputs to estimate the fair value of the Company’s derivative warrant liabilities are the current market price of the Company’s common stock, the exercise price of the warrant, its remaining expected term, the volatility of the Company’s common stock price, the Company’s assumptions regarding the probability and timing of a down-round protection triggering event and the risk-free interest rate. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement. Generally, an increase in the market price of the Company’s common stock, an increase in the volatility of the Company’s shares of common stock, an increase in the remaining term of the warrant, or an increase of a probability of a down-round triggering event would each result in a directionally similar change in the estimated fair value of the Company’s warrants. Such changes would increase the associated liability while decreases in these assumptions would decrease the associated liability. An increase in the risk-free interest rate or a decrease in the positive differential between the warrant’s exercise price and the market price of the Company’s shares of common stock would result in a decrease in the estimated fair value measurement of the warrants and thus a decrease in the associated liability. The Company has not, and does not plan to, declare dividends on its common stock, and as such, there is no change in the estimated fair value of the warrants due to the dividend assumption.

Note 7. Stock-based Compensation

The Company has a stock-based compensation plan available to grant stock options and RSU to the Company’s directors, employees and consultants. Under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), a maximum of 15,600,000 shares of common stock may be awarded. As of June 30, 2014, 3,741,170 shares were available for future grants under the Plan.

The following table illustrates the stock options granted for the six month period ended June 30, 2014:

Title	Grant date	No. of options	Exercise price	FMV at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Directors, Management, and Employees	January - June 2014	1,200,000	$ 3.12 - $ 4.10	$ 1.76 - $ 2.32	Over 1 year for Directors; Over 3 years for Management and Employees	Volatility: 57.75% – 62.00% Risk free interest rate: 1.82% - 2.06% Expected term, in years: 5.31-5.81 Dividend yield: 0.00%

Certain options granted to officers, directors and certain key employees are subject to acceleration of vesting of 75% - 100% (according to the agreement signed with each grantee), upon a subsequent change of control.

The activity related to stock options and RSU for the six month period ended June 30, 2014 consisted of the following:

	RSUs		Options
	No. of RSUs	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding at January 1, 2014	2,161,403	$3.61	10,457,159	$3.23	$0.01 – $5.50	$2.50
Granted	—	—	1,200,000	$3.98	$3.12 - $4.10	$2.16
Vested/Exercised	(500,388)	$3.59	(1,126,815)	$1.92	$0.01 – $3.72	$1.31
Forfeited	(3,125)	$3.72	(95,833)	$3.71	$3.24 - $3.72	$2.19
Expired	—	—	(332,416)	$4.60	$0.96 – $5.50	$1.97
Outstanding at June 30, 2014	1,657,890	$3.62	10,102,095	$3.41	$0.96 – $5.50	$2.30
Exercisable at June 30, 2014	—	—	6,099,385	$2.28	$0.96 – $5.50

The Company did not recognize tax benefits related to its stock-based compensation as there is a full valuation allowance recorded.

Note 8. Warrants

The following table summarizes information about warrant activity for the six month period ended June 30, 2014:

	No. of warrants	Weighted average exercise price	Exercise price range
Outstanding at January 1, 2014	18,427,478	$3.15	$ 0.94 – $5.06
Granted	5,412,366	$5.06	$5.06
Exercised	(6,415,992)	$1.76	$1.76
Outstanding at June 30, 2014	17,423,852	$4.26	$ 0.94 – $5.06

On June 19, 2014, the Company entered into agreements with certain of its warrant holders, pursuant to which the warrant holders exercised for cash 5,697,227 of their outstanding Series 1 and Series 2 warrants, with an exercise price of $1.76 per share. The Company granted such warrant holders unregistered warrants of the Company to purchase an aggregate of 5,412,366 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $5.06 per share (the “June 2014 Warrants”). The June 2014 Warrants expire on June 21, 2015 and because such warrants do not bear any down-round protection clauses, they are classified as equity instruments. As a result of these transactions, the Company received $10,027 of proceeds.

The Company’s outstanding warrants consist of the following:

	No. outstanding	No. outstanding classified as equity	No. outstanding classified as liabilities*	Exercise price	Remaining contractual life
Series 1 Warrants	1,490,250	64,621	1,425,629	$1.76	3.05 years
Series 2 Warrants	1,943,523	1,943,523	—	$1.76	3.05 years
Conversion Warrants	14,492	—	14,492	$0.94	0.98 years
Special Bridge Warrants	21,198	—	21,198	$0.94	0.50 years
Reload Warrants	758,023	597,414	160,609	$1.76	2.61 years
Initial Public Offering Warrants	4,784,000	4,784,000	—	$5.06	0.98 years
October 2012 Warrants	3,000,000	3,000,000	—	$5.06	0.98 years
June 2014 Warrants**	5,412,366	5,412,366	—	$5.06	0.98 years
Outstanding at June 30, 2014	17,423,852	15,801,924	1,621,928

* These warrants bear down-round protection clauses and as a result, they are classified as derivative liabilities and recorded at fair value.

** The June 2014 Warrants were valued on the grant date (June 20, 2014) using the following assumptions: volatility: 40.05%, stock price: $3.33, risk free interest rate: 0.15% and dividend yield: 0%. The new warrants issued in connection with the exercise of warrants classified as liabilities were accounted for as an inducement and therefore an amount of $65, which is based on the fair value of the new warrants, was recorded as a non-operating expense during the second quarter of 2014. The new warrants issued in connection with the exercise of warrants classified as equity, which were fair valued at $611, were recorded as equity.

Note 9. Revenue from Settlements and Licensing Agreements

On April 28, 2014, the Company entered into a confidential agreement with Tyco that resolved all litigation pending between the parties.

Note 10. Commitments and Contingencies

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

The Company’s subsidiaries have filed patent infringement lawsuits against the subsidiaries of ZTE Corporation in the United Kingdom, France, Germany, Australia, India, Brazil, Malaysia, and Romania, and against ASUSTeK Computer, Inc. and ASUS Computer GmbH in Germany, Spain and India. In such jurisdictions, an unsuccessful plaintiff may be required to pay a portion of the other party’s legal fees. Pursuant to negotiation with ZTE’s United Kingdom subsidiary, the Company made two written commitments, in November 2012 and May 2013, representing payment should a liability by Vringo Infrastructure arise as a result of the two cases it has filed. The defendants estimated the total possible liability to be no more than approximately $2,900 for each case. In addition, ZTE's German subsidiary started three revocation (invalidity) proceedings against the Company; two in the first half of 2013 and one in the first quarter of 2014. Should ZTE be successful in any of those actions, the Company would be liable for some portion of ZTE’s fees. The total amount the Company would have to pay is a statutorily determined percentage based on the estimated value in dispute for these proceedings. ZTE has estimated the value of the revocation proceeding at approximately $1,700 for each of the three revocation cases on file; the Company assesses the likelihood of such payment as remote. The value of each of the four infringement proceedings against ZTE on file and of each of the two infringement proceedings against ASUS on file has been estimated at approximately $1,400 by the Company. On May 5, 2014, the Company deposited a bond of approximately $1,400 to enforce an injunction against ZTE in Germany. Should the injunction be successfully overturned on appeal, the Company may be obligated to compensate ZTE for any damages allegedly suffered as a result of the enforcement of the injunction, which would be ascertained through separate damages proceedings. Should the judgment which granted the injunction be affirmed on appeal, however, the amount paid as security would be returnable to the Company in full.

Pursuant to negotiations with ZTE’s Australian subsidiary, the Company placed a written commitment in April 2014 to ensure payment should a liability by Vringo Infrastructure arise as a result of the case filed. The amount of such commitment cannot be reasonably estimated at this time and the Company assesses the likelihood of such payment as remote. In addition, in Brazil, as a condition of the relief requested, the Company deposited approximately $904 as a surety against the truth of allegations contained in the complaint. Unless ZTE is the prevailing party and proves that actual material damages were suffered while the requested relief was in place, the funds are returnable at the end of the litigation. The $1,400 bond deposit in Germany and the $904 surety deposit in Brazil are included in Deposits with courts in the consolidated balance sheet as of June 30, 2014.

In addition, the Company may be required to grant additional written commitments, as necessary, in connection with its commenced proceedings against ZTE Corporation and its subsidiaries in various countries. It should be noted, however, that if the Company were successful on any court applications or the entirety of any litigation, ZTE Corporation may be responsible for a substantial portion of the Company’s legal fees.

Leases

In July 2012, the Company signed a rental agreement for its corporate executive office in New York for an annual rental fee of approximately $137 (subject to certain adjustments) which was to expire in September 2015. However, in January 2014, the Company entered into an amended lease agreement with the landlord for a different office space within the same building. The initial annual rental fee for this new office is approximately $403 (subject to certain future escalations and adjustments) beginning when the new office space is available, which is expected to be in the third quarter of 2014. This lease will expire five years and three months after the new office space is available. Rent expense for operating leases for the three and six month periods ended June 30, 2014 were $70 and $182, respectively. Rent expense for operating leases for the three and six month periods ended June 30, 2013 were $63 and $107, respectively.

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

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will be,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in our Annual Report on Form 10-K filed on March 10, 2014 and any future reports we file with the Securities and Exchange Commission (“SEC”). The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements, except as required by law.

All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Vringo, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

The accompanying interim consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). All significant intercompany balances and transactions have been eliminated in consolidation.

Our Strategy

We manage an intellectual property portfolio consisting of over 600 patents and patent applications, covering telecom infrastructure, internet search and mobile technologies. These patents and patent applications have been developed internally or acquired from third parties. We innovate, acquire, license and protect technology and intellectual property rights worldwide. We seek to expand our portfolio of intellectual property through acquisition and development both internally and with the assistance of third parties. Our goal is to partner with innovators of compelling technologies.

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

Requests for reexamination are a standard tactic used by defendants in patent litigation cases. Google has previously filed four separate requests for reexamination of the two asserted patents at the USPTO, with the two requests on one of the patents being merged. On July 2, 2014, the USPTO mailed a notice that it will issue a certificate that all of the claims of U.S. Patent No. 6,314,420 remain valid and unchanged. This is the second time the USPTO has confirmed the validity of the ‘420 patent. The USPTO has also previously confirmed the validity of U.S. Patent No. 6,775,664, the other patent asserted in litigation with Google. At this time, there are no other pending reexaminations for the patents asserted in the litigation.

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

Infrastructure Patents

On August 9, 2012, we entered into a patent purchase agreement with Nokia Corporation ("Nokia"), comprising of 124 patent families with counterparts world-wide. The total consideration paid for the portfolio was $22,000,000. Under the terms of the purchase agreement, to the extent that the gross revenue generated by such portfolio exceeds $22,000,000, we are obligated to pay a royalty of 35% of such excess. The portfolio encompasses technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. Declarations were filed by Nokia indicating that 31 of the 124 patent families acquired may be essential to wireless communications standards. Copies of the declarations are available on our website at http://www.vringoip.com/documents/FG/vringo/ip/99208_Nokia_ETSI_Declarations.pdf.

As one of the means of realizing the value of the patents on telecom infrastructure, our wholly-owned subsidiaries, Vringo Infrastructure, Inc. (“Vringo Infrastructure”), Vringo, Inc. and Vringo Germany GmbH (“Vringo Germany”) have filed a number of suits against ZTE Corporation (“ZTE”), ASUSTeK Computer Inc. (“ASUS”), and Tyco Integrated Security, LLC (“Tyco”) and certain of their subsidiaries, affiliates and other companies in the United States, European jurisdictions, India, Australia, Brazil, and Malaysia alleging infringement of certain U.S., European, Indian, Australian, Brazilian, and Malaysian patents.

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

On September 13, 2013 and January 28, 2014, Vringo Germany filed two suits in the Regional Court of Düsseldorf, alleging infringement of two additional European patents. Both cases are scheduled to be heard in November 2014. On April 23, 2014, Google commenced the process to intervene in the fourth filed suit as an interested third party. As a result of this process, Google is entitled to file defensive briefs in tandem with ZTE.

ZTE filed nullity suits with respect to the first and second European patents in the Federal Patents Court in Munich, Germany during the second and fourth quarters, respectively, of 2013. Trials in the nullity suits have not been scheduled. ZTE filed a nullity suit with respect to the third European patent in the Federal Patents Court in Munich, Germany, in the fourth quarter of 2013. A schedule has not yet been set and the trial is not anticipated before the third quarter of 2015. In addition, ZTE filed a nullity suit with respect to the fourth European patent in the Federal Patents Court in Munich, Germany in the second quarter of 2014. A schedule has not yet been set and the trial is not anticipated before the third quarter of 2015.

China

In November and December 2012, ZTE filed reexamination requests in China against three Chinese patents owned by Vringo before the Patent Reexamination Board of the Patent Office of the People’s Republic of China. On July 3, 2013, the patent rights for one of those patents was upheld. On May 30, 2014, the patent rights for another one of those patents was upheld. The oral hearing for the remaining patent occurred on January 23, 2014, for which the ruling is still pending. Between December 20 and December 28, 2013, ZTE filed four more additional reexamination requests against four other Chinese patents owned by Vringo. Vringo filed responses for these four patents in early May 2014. The oral hearing for one of the patents occurred on June 17, 2014. Oral hearings for the remaining three patents are expected to occur later in the year.

Between May and July of 2014, ZTE filed reexamination requests in China against 25 additional Chinese patents owned by Vringo before the Patent Reexamination Board of the Patent Office of the People’s Republic of China. Vringo’s initial responses are due in August of 2014. The remaining schedule in these 25 new re-examinations is not yet available.

On February 21, 2014, ZTE filed a civil antitrust complaint against Vringo and Vringo Infrastructure in the Shenzhen Intermediate Court. Vringo received notice of the action on June 26, 2014. Vringo intends to vigorously contest all aspects of this action in the appropriate manner. A schedule for the case has not yet been set.

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

Australia

On June 11, 2013, Vringo Infrastructure filed a patent infringement lawsuit in the Federal Court of Australia in the New South Wales registry, alleging infringement by ZTE of two Australian patents. We currently anticipate that the Court will set a trial date in 2015.

Spain

On September 6, 2013, Vringo Infrastructure filed a preliminary inquiry order against ZTE in the Commercial Court of Madrid, Spain, requiring ZTE to provide discovery relating to alleged infringement of a patent which is the Spanish counter-part of the second European patent filed in Germany.  In light of ZTE’s non-responsiveness to the order, on March 24, 2014 the Court granted our request to seek discovery of four of ZTE’s Spanish customers. We have received responses from all four customers.

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

On January 31, 2014, we and our subsidiary, Vringo Infrastructure, filed a patent infringement lawsuit in the High Court of Delhi at New Delhi, alleging infringement of a second Indian patent related to GSM Infrastructure. The Court, finding a prima facie case of infringement, granted an ex-parte preliminary injunction, restraining ZTE and its officers, directors, agents, distributors and customers from importing, selling, offering for sale, advertising, installing, or operating any infringing products, and giving us the right to inspect any infringing goods arriving in India, which are to be detained by customs authorities. The judge granted the injunction after ruling that we would suffer an irreparable loss if such an injunction were not put into place. ZTE subsequently appealed the injunction. On August 5, 2014, ZTE's appeal was heard by the Court. A ruling is pending.

Brazil

On April 14, 2014, Vringo Infrastructure filed a patent infringement lawsuit in the 5th Trial Court of Rio de Janeiro State Court in Brazil, alleging infringement of a Brazilian patent related to 3G/4G/LTE infrastructure. On April 15, 2014, the court granted an ex-parte preliminary injunction restraining ZTE from manufacturing, using, offering for sale, selling, installing, testing, or importing such infrastructure equipment, subject to a fine. To enforce the injunction, the Company posted a bond of approximately $904,000 with the court on April 17, 2014. On May 9, 2014, ZTE filed an interlocutory appeal against the injunction. This appeal was denied by the Court on June 16, 2014.

On July 17, 2014, ZTE filed a nullity suit in the Federal district court in Rio de Janiero, Brazil, against both Vringo and the Brazilian patent office, seeking to invalidate Vringo’s Brazilian patent.

Malaysia

On June 23, 2014, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the High Court of Malaya at Kuala Lumpur. A schedule has not yet been set in this matter.

Romania

On June 23, 2014, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the Bucharest Tribunal Civil Section. On July 1, 2014, the court granted an ex-parte preliminary injunction, ordering ZTE to cease any importation, exportation, introduction on the market, offer for sale, storage, sale, trade, distribution, promotion, or any other business activity regarding the infringing product. The remaining schedule has not yet been set in this matter.

Netherlands

On May 28, 2014, Vringo Infrastructure commenced legal proceedings, pursuant to European Anti-Piracy Regulations, Number 1383/2003, Article 11 against ZTE in the District Court of The Hague. A schedule has not yet been set in this matter.

On June 4, 2014, ZTE filed suit in the District Court of Rotterdam against Vringo and Vringo Infrastructure for the alleged wrongful detention of goods under the relevant anti-piracy regulations. A schedule has not yet been set in this matter.

On July 24, 2014, ZTE filed an action for a preliminary injunction in District Court of The Hague against Vringo Infrastructure for the release of allegedly wrongfully detained goods. This matter will be heard on September 16, 2014.

United States

On July 2, 2014, Vringo filed suit in the United States District Court for the Southern District of New York seeking a temporary restraining order and preliminary and permanent injunctions against ZTE, enjoining ZTE’s use of prohibited materials captured under NDA, including but not limited to ZTE’s use of such materials in its antitrust lawsuit in China against Vringo and Vringo Infrastructure. On July 7, 2014, the court granted a temporary restraining order against ZTE’s use of such material. On July 23, 2014, ZTE filed a counterclaim against Vringo.

European Commission

On April 10, 2014, ZTE filed a complaint with the European Commission. We believe that the accusations are not accurate. The European Commission has not yet set the schedule for this matter.

ASUS

Germany

On October 4, 2013 and January 29, 2014, Vringo Germany filed two patent infringement lawsuits against ASUS in the Düsseldorf Regional Court, alleging infringement of two European patents. The cases are scheduled to be heard in November 2014.

ASUS filed nullity suits with respect to the first and second European patents in the Federal Patents Court in Munich, Germany, during the second quarter of 2014. Trials in the nullity suits have not been scheduled but are not anticipated before the second quarter of 2016 for the first patent and the second quarter of 2015 for the second patent.

Spain

On February 7, 2014, Vringo Infrastructure filed suit in the Commercial Court of Barcelona alleging infringement of a patent which is the Spanish counter-part of the first European patent filed in Germany. The oral hearing for this case is scheduled to be heard before the Commercial Court of Barcelona in November 2014.

India

On April 15, 2014, Vringo Infrastructure filed suit in the High Court of Delhi, New Delhi alleging infringement of a patent related to use of dictionaries in search engines preloaded on certain ASUS devices. A schedule for the case has not yet been set.

Tyco

On April 28, 2014, the Company entered into a confidential agreement with Tyco that resolved all litigation pending between the parties.

Sale of mobile social application business to InfoMedia Services Limited (“InfoMedia”)

On December 31, 2013, we entered into a definitive asset purchase agreement with InfoMedia for the sale of certain assets (mostly comprised of acquired technology) and the assignment of certain agreements related to our mobile social application business. The closing of the transaction occurred on February 18, 2014 (“Closing”). Upon Closing, as consideration for the assets and agreements related to our mobile social application business, we received 18 Class B shares of InfoMedia, which represent an 8.25% ownership interest in InfoMedia.

InfoMedia is a privately owned, UK based, provider of customer relationship management and monetization technologies to mobile carriers and device manufacturers. As part of the transaction, we will have the opportunity to license certain intellectual property assets and support InfoMedia to identify and protect new intellectual property. Additionally, our Chief Executive Officer was appointed as a full voting member on InfoMedia’s board of directors and we received a number of customary protective rights.

June 2014 Warrants

On June 19, 2014, we entered into agreements with certain of our warrant holders, pursuant to which the warrant holders exercised for cash 5,697,227 of their outstanding Series 1 and Series 2 warrants, with an exercise price of $1.76 per share. In addition, we granted such warrant holders unregistered warrants of the Company to purchase an aggregate of 5,412,366 shares of our common stock, par value $0.01 per share, at an exercise price of $5.06 per share (the “June 2014 Warrants”). The June 2014 Warrants expire on June 21, 2015 and because such warrants do not bear any down-round protection clauses, they are classified as equity instruments. As a result of these transactions, we received approximately $10 million of proceeds.

Results of Operations

Overview

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

Operating legal costs

Operating legal costs mainly include expenses incurred in connection with our patent licensing and enforcement activities, patent-related legal expenses paid to external patent counsel (including contingent legal fees), licensing and enforcement related research, consulting and other expenses paid to third parties, as well as internal payroll expenses and stock-based compensation.

Amortization of intangibles

Amortization of intangibles represents the amortization expense of our acquired patents which is recognized on a straight-line basis over the remaining legal life of the patents.

Research and development expenses

Research and development expenses consist primarily of the cost of our development personnel, as well as of the cost of outsourced development services.

General and administrative expenses

General and administrative expenses include management and administrative personnel, public and investor relations, overhead/office costs and various professional fees, as well as insurance, non-operational depreciation and amortization.

Non-operating income (expenses)

Non-operating income (expenses) includes transaction gains (losses) from foreign exchange rate differences, interest on deposits, bank charges, as well as fair value adjustments related to our derivative warrant liabilities. The value of such derivative warrant liabilities is highly influenced by assumptions used in its valuation, as well as by our stock price at the period end (revaluation date).

Income taxes

At June 30, 2014, deferred tax assets generated from our U.S. activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be generated before such net operating loss carryforwards expire.

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

Three month period ended June 30, 2014 compared to the three month period ended June 30, 2013

Revenue

	Three months ended June 30,
	2014	2013	Change
Revenue	$800,000	$1,100,000	$(300,000)

During the three month period ended June 30, 2014, we recorded total revenue of $800,000, which represents a decrease of $300,000 (or 27.3%) as compared to the three month period ended June 30, 2013. The current period revenue was due to a one-time payment in connection with a license and settlement agreement for certain of our owned intellectual property. Revenue during the three month period ended June 30, 2013 of $1,100,000 mostly relates to a one-time payment in connection with the license and settlement agreement entered into with Microsoft for $1,000,000.

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

Operating legal costs

	Three months ended June 30,
	2014	2013	Change
Operating legal costs	$5,982,000	$4,790,000	$1,192,000

During the three month period ended June 30, 2014, our operating legal costs were $5,982,000, which represents an increase of $1,192,000 (or 24.9%) from operating legal costs recorded for the three months ended June 30, 2013. This increase was primarily due to the timing and nature of consulting and patent litigation costs related to legal proceedings against Google and ZTE. During the three month period ended June 30, 2014, there were costs associated with the oral argument heard in the appeals court in May 2014 in connection with our legal proceedings against Google. With respect to our legal proceedings against ZTE, costs during the three month period ended June 30, 2014 were associated with our continued worldwide litigation efforts including commencement of legal actions in Brazil, Malaysia, Spain, Netherlands, and other countries.

It is uncertain whether our operating legal costs will increase over time. Though we aim to diversify our portfolio of products and increase our intellectual property monetization efforts, we have also increased the size of our in-house legal department staff as mentioned above. The goal is to decrease our overall legal expenses by bringing more work in-house, which we believe will cost less than outsourcing to external firms. There is no guarantee, however, that an in-house team will be less expensive or more efficient than outsourcing this work. Moreover, as we expand the scope of our monetization efforts, the amount of legal work will increase leading to a concomitant increase in our operating legal costs, regardless of whether such work is performed in-house or outsourced.

Amortization of intangibles

	Three months ended June 30,
	2014	2013	Change
Amortization of intangibles	$968,000	$839,000	$129,000

During the three month period ended June 30, 2014, amortization expense related to our intangibles was $968,000 which represents an increase of $129,000 (or 15.4%) from amortization of intangibles recorded for the three month period ended June 30, 2013. Currently, our intangible assets consist of our patent portfolios which are amortized over their remaining useful lives (i.e., through the expiration date of the patent). The increase during the current quarter was due to the additional patent portfolios that were acquired during the second half of 2013.

Research and development

	Three months ended June 30,
	2014	2013	Change
Research and development	$217,000	$467,000	$(250,000)

During the three month periods ended June 30, 2014 and 2013, our research and development expenses amounted to $217,000 and $467,000, respectively. The prior period amount excludes research and development expenses related to our mobile social application business which is presented in discontinued operations. The decrease of $250,000 (or 53.5%) is primarily due to a decrease in costs related to third party consultants who were engaged on certain projects during 2013. Such projects had ended prior to 2014 and therefore these third party consultants were no longer utilized in the current period.

As mentioned above, in February 2014, we sold our mobile social application business to InfoMedia. As part of the sale agreement, the employment of our mobile products and services personnel were assumed by InfoMedia.

General and administrative

	Three months ended June 30,
	2014	2013	Change
General and administrative	$3,986,000	$3,759,000	$227,000

During the three month period ended June 30, 2014, general and administrative expenses increased by $227,000 (or 6.0%), to $3,986,000, compared to $3,759,000 that was recorded during the three month period ended June 30, 2013. The overall increase in general and administrative expenses was primarily due to increased costs in connection with our efforts to consolidate our executive management and finance functions in a centralized location. In addition, there was an increase in corporate legal and accounting fees as compared to the prior period. The overall increase is partially offset by a decrease in stock-based compensation expense of about $319,000 as compared to the prior three month period.

Non-operating income (expense), net

	Three months ended June 30,
	2014	2013	Change
Non-operating income (expense), net	$304,000	$(1,474,000)	$1,778,000

During the three month period ended June 30, 2014, we recorded non-operating income in the amount of $304,000 compared to non-operating expense in the amount of $1,474,000 during the three month period ended June 30, 2013. During the three month period ended June 30, 2014, we recorded approximately $348,000 of income related to a decrease in the fair value of our derivative warrant liabilities. This income was partially offset by $65,000 of expense recorded in connection with the issuance of the June 2014 Warrants described above. During the three month period ended June 30, 2013, a charge of $1,574,000 was recorded related to the removal of the down-round protection clause in certain then outstanding Series 1 Warrants. This expense was partially offset by income of $77,000 related to a decrease in fair value of our then remaining derivative warrant liabilities.

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

Loss from discontinued mobile social application operations

	Three months ended June 30,
	2014	2013	Change
Revenue	$—	$61,000	$(61,000)
Operating expenses	—	(748,000)	748,000
Operating loss	—	(687,000)	687,000
Non-operating expense	—	(22,000)	22,000
Loss before taxes on income	—	(709,000)	709,000
Income tax expense	—	(2,000)	2,000
Loss from discontinued operations	$—	$(711,000)	$711,000

On February 18, 2014, we executed the sale of our mobile social application business to InfoMedia, receiving eighteen (18) Class B shares of InfoMedia as consideration, which represent an 8.25% ownership interest. Additionally, our Chief Executive Officer was appointed as a full voting member on InfoMedia’s board of directors and we received a number of customary protective rights. The InfoMedia Class B shares are accounted for as a cost-method investment.

During the three month period ended June 30, 2014, there were no results from discontinued operations since all related activities ceased when the sale was executed.

Six month period ended June 30, 2014 compared to the six month period ended June 30, 2013

Revenue

	Six months ended June 30,
	2014	2013	Change
Revenue	$1,050,000	$1,100,000	$(50,000)

During the six month period ended June 30, 2014, we recorded total revenue of $1,050,000, which represents a decrease of $50,000 (or 4.5%) as compared to the six month period ended June 30, 2013. The current period revenue was due to certain one-time payments in connection with license and settlement agreements for certain of our owned intellectual property. Revenue during the six month period ended June 30, 2013 of $1,100,000 mostly relates to a one-time payment in connection with the license and settlement agreement entered into with Microsoft for $1,000,000.

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

Operating legal costs

	Six months ended June 30,
	2014	2013	Change
Operating legal costs	$10,857,000	$10,189,000	$668,000

During the six month period ended June 30, 2014, our operating legal costs were $10,857,000, which represents an increase of $668,000 (or 6.6%) from operating legal costs recorded for the six months ended June 30, 2013. This increase was primarily due to the timing and nature of consulting and patent litigation costs related to legal proceedings against Google and ZTE. During the six month period ended June 30, 2014, there were costs associated with the oral argument heard in the appeals court in May 2014 in connection with our legal proceedings against Google. With respect to our legal proceedings against ZTE, costs during the six month period ended June 30, 2014 were associated with our continued worldwide litigation efforts including commencement of legal actions in Brazil, Malaysia, Spain, Netherlands, and other countries. Also, there was an increase in stock-based compensation expense (approximately $133,000) due to our efforts to expand our in-house legal department staff.

It is uncertain whether our operating legal costs will increase over time. Though we aim to diversify our portfolio of products and increase our intellectual property monetization efforts, we have also increased the size of our in-house legal department staff as mentioned above. The goal is to decrease our overall legal expenses by bringing more work in-house, which we believe will cost less than outsourcing to external firms. There is no guarantee, however, that an in-house team will be less expensive or more efficient than outsourcing this work. Moreover, as we expand the scope of our monetization efforts, the amount of legal work will increase leading to a concomitant increase in our operating legal costs, regardless of if such work is performed in-house or outsourced.

Amortization of intangibles

	Six months ended June 30,
	2014	2013	Change
Amortization of intangibles	$1,925,000	$1,678,000	$247,000

During the six month period ended June 30, 2014, amortization expense related to our intangibles was $1,925,000 which represents an increase of $247,000 (or 14.7%) from amortization of intangibles recorded for the six month period ended June 30, 2013. Currently, our intangible assets consist of our patent portfolios which are amortized over their remaining useful lives (i.e., through the expiration date of the patent). The increase during the current period was due to the additional patent portfolios that were acquired during the second half of 2013.

Research and development

	Six months ended June 30,
	2014	2013	Change
Research and development	$442,000	$737,000	$(295,000)

During the six month periods ended June 30, 2014 and 2013, our research and development expenses amounted to $442,000 and $737,000, respectively. These amounts exclude research and development expenses related to our mobile social application business which is presented in discontinued operations. The decrease of $295,000 (or 40.0%) is primarily due to a decrease in costs related to third party consultants who were engaged on certain projects during 2013. Such projects had ended prior to 2014 and therefore these third party consultants were no longer utilized in the current period.

As mentioned above, in February 2014, we sold our mobile social application business to InfoMedia. As part of the sale agreement, the employment of our mobile products and services personnel were assumed by InfoMedia.

General and administrative

	Six months ended June 30,
	2014	2013	Change
General and administrative	$8,004,000	$7,750,000	$254,000

During the six month period ended June 30, 2014, general and administrative expenses increased by $254,000 (or 3.3%), to $8,004,000, compared to $7,750,000 that was recorded during the six month period ended June 30, 2013. The overall increase in general and administrative expenses was primarily due to increased costs in connection with our efforts to consolidate our executive management and finance functions in a centralized location. In addition, there was an increase in corporate legal, insurance, and accounting costs as compared to the prior period.

Non-operating income (expense), net

	Six months ended June 30,
	2014	2013	Change
Non-operating income (expense), net	$(771,000)	$(1,834,000)	$1,063,000

During the six month period ended June 30, 2014, we recorded non-operating expense in the amount of $771,000 compared to non-operating expense in the amount of $1,834,000 recorded during the six month period ended June 30, 2013. During the six month period ended June 30, 2014, we recorded approximately $728,000 of expense related to an increase in the fair value of our derivative warrant liabilities and $65,000 of expense recorded in connection with the issuance of the June 2014 Warrants described above. During the six month period ended June 30, 2013, a charge of $1,574,000 was recorded related to the removal of the down-round protection clause in certain then outstanding Series 1 Warrants. In addition, expense of $292,000 was recorded related to an increase in fair value of our then remaining derivative warrant liabilities.

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

Loss from discontinued mobile social application operations

	Six months ended June 30,
	2014	2013	Change
Revenue	$37,000	$126,000	$(89,000)
Operating expenses	(266,000)	(1,893,000)	1,627,000
Operating loss	(229,000)	(1,767,000)	1,538,000
Non-operating income (expense)	20,000	(31,000)	51,000
Loss before taxes on income	(209,000)	(1,798,000)	1,589,000
Income tax expense	—	(18,000)	18,000
Loss from discontinued operations	$(209,000)	$(1,816,000)	$1,607,000

On February 18, 2014, we executed the sale of our mobile social application business to InfoMedia, receiving eighteen (18) Class B shares of InfoMedia as consideration, which represent an 8.25% ownership interest. Additionally, our Chief Executive Officer was appointed as a full voting member on InfoMedia’s board of directors and we received a number of customary protective rights. The InfoMedia Class B shares are accounted for as a cost-method investment. Cash requirements for termination of mobile operations included mainly post-employment obligations, were incurred during the six month period ended June, 2014, and are considered to be immaterial.

During the six month period ended June 30, 2014, operating expenses decreased by $1,627,000 (or 85.9%), to $266,000, from $1,893,000 recorded during the six month period ended June 30, 2013. This decrease is primarily due to the fact that there were no substantial operating expenses and no amortization related to acquired technology during the current year as the related asset was classified as held for sale as of December 31, 2013 and was subsequently sold to InfoMedia in February 2014.

Taxes on Income

As of June 30, 2014, our estimated aggregate total net tax loss carryforwards ("NOL") was approximately $96 million for U.S. federal, state and local purposes expiring 20 years from the respective tax years to which they relate. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, our ability to utilize all such NOL and credit carryforwards may be limited.

A valuation allowance has been recorded against the net deferred tax asset in the U.S., as it is in the opinion of our management that it is more likely than not that the operating loss carryforwards will not be utilized in the foreseeable future.

We file our tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. Vringo, Inc. has open tax years for 2010 through 2013. As of June 30, 2014, all tax years for Innovate/Protect are still open. The Israeli subsidiary files its income tax returns in Israel. As of June 30, 2014, the Israeli subsidiary has open tax years for 2010 through 2013.

We did not have any material unrecognized tax benefits as of June 30, 2014. We do not expect to record any additional material provisions for unrecognized tax benefits within the next year.

Liquidity and Capital Resources

As of June 30, 2014, we had a cash balance of $31,654,000. This represents a decrease of $1,932,000 from our cash balance on December 31, 2013, which is mainly due to net cash used by us in our business operations of approximately $12,955,000 during the six month period ended June 30, 2014. The majority of these expenditures consisted of costs related to our four litigation campaigns. In our case against Google et al., we incurred costs related to the preparation for the oral argument, which was heard before the United States Court of Appeals for the Federal Circuit on May 6, 2014, in addition to other related costs. In our cases against ZTE and ASUS, we incurred costs related to the preparation and filing of briefs and other court documents, as well as case preparation and management. A large percentage of these costs were incurred in the United Kingdom, Australia, Germany, Brazil, and France. In civil law jurisdictions, such as Germany, France, Spain, and others, the majority of costs are incurred in the early stages of litigation and we anticipate that the costs in these jurisdictions will be lower in future periods. In our case against Tyco, we incurred costs related to the preparation and filing of briefs and other court documents, case preparation and management, and the worldwide resolution of litigation between the parties. In addition, we paid approximately $2,304,000 in deposits with courts related to proceedings in Germany and Brazil.

The overall decrease in our cash balance from expenditures related to our litigation campaigns was partially offset by approximately $13,500,000 that was received in connection with the exercises of warrants and stock options that occurred during the six month period ended June 30, 2014, as described below. As of June 30, 2014, our total stockholders' equity was $114,166,000 which is consistent with the balance as of December 31, 2013.

During the six month period ended June 30, 2014, a total of 6,415,992 warrants to purchase an aggregate of 6,415,992 shares of our common stock, at an exercise price of $1.76 per share, were exercised by our warrant holders, pursuant to which we received $11,292,000. These proceeds are most significantly attributable to the execution of the agreements with certain of our warrant holders described above in connection with the June 2014 Warrants. In addition, 1,126,815 options to purchase 1,126,815 shares of our common stock were exercised during the six month period ended June 30, 2014. As a result, we received $2,160,000 through June 2014.

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

Cash flows

	Six months ended June 30,
	2014	2013	Change
Net cash used in operating activities	$(12,955,000)	$(10,966,000)	$(1,989,000)
Net cash used in investing activities	$(2,449,000)	$(3,143,000)	$694,000
Cash provided by financing activities	$13,452,000	$327,000	$13,125,000

Operating activities

During the six month period ended June 30, 2014, net cash used in operating activities totaled $12,955,000. During the six months period ended June 30, 2013, net cash used in operating activities totaled $10,966,000. The $1,989,000 increase in net cash used in operating activities was mainly due to increased litigation costs described above, as well as an increase in cost of our in-house staff, which was expanded during the second half of 2013.

Our net cash used in operating activities could increase if we engage in future business development activities. As we expect to move towards greater revenue generation in the future, we expect that these amounts will be offset over time by the collection of revenues.

Investing activities

During the six month period ended June 30, 2014, net cash used in investing activities totaled $2,449,000. During the six month period ended June 30, 2013, net cash used in investing activities totaled $3,143,000. Net cash used in investing activities during the six month period ended June 30, 2014 is mostly comprised of the $2,304,000 deposited with courts that is described above. Net cash used in investing activities during the six month period ended June 30, 2013 is related to an investment made in commercial paper during that period in the amount of $3,120,000. There was also an increase in fixed asset purchases during the six month period ended June 30, 2014 as compared to the six month period ended June 30, 2013.

We expect that net cash used in investing activities will increase as we intend to continue to acquire additional intellectual property assets and invest surplus cash, according to our investment policy.

Financing activities

During the six month period ended June 30, 2014, cash provided by financing activities totaled $13,452,000, which relates to funds that we received from the exercises of warrants and stock options in the total amount of $11,292,000 and $2,160,000, respectively. During the six month period ended June 30, 2013, cash provided by financing activities totaled $327,000, which relates to funds received from the exercises of warrants and stock options in the total amount of $174,000 and $153,000, respectively.

A significant portion of our issued and outstanding warrants are currently “in the money” and the underlying shares of common stock held by non-affiliates are freely tradable, with the potential of up to $7.4 million of additional incoming funds as of June 30, 2014, should the warrant holders choose to exercise. We may choose to raise additional funds in connection with any acquisitions of patent portfolios or other intellectual property assets that we may pursue. There can be no assurance, however, that any such opportunity will materialize, and moreover, that any such financing would likely be dilutive to our current stockholders.

Future operations

We are constantly seeking to identify patent portfolios, other intellectual property assets and operating businesses that we may wish to acquire. In addition, we are continuing to explore further opportunities for strategic business alliances. However, there can be no assurance that any such opportunities will be consummated.

Off-Balance Sheet Arrangements

From October 2012 through the filing date of this Form 10-Q, our subsidiaries filed patent infringement lawsuits against the subsidiaries of ZTE Corporation in the United Kingdom, France, Germany, Australia, India, Brazil, Malaysia, and Romania. Should we be deemed the losing party in any of its applications to the court in the UK, we may be held responsible for a portion of the defendant’s legal fees for the relevant application or for the litigation. Pursuant to negotiation with ZTE’s UK subsidiary, in the United Kingdom, we placed two written commitments to ensure the payment of a potential liability by Vringo Infrastructure resulting for the two cases filed in the fourth quarter of 2012 and second quarter of 2013, which the defendants estimated to be approximately $2,900,000 each. In addition, we may be required to grant additional written commitments, as necessary, in connection with our commenced proceedings against ZTE Corporation in Europe, Brazil, India and Australia. It should be noted, however, that if we were successful on any court applications or the entirety of any litigation, ZTE Corporation would be responsible for a substantial portion of our legal fees.

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

Contractual Obligations

The following table summarizes our future contractual obligations beginning on July 1, 2014:

	Remainder of 2014	2015	2016	2017	2018	2019	Total
Operating leases	$79,000	$403,000	$403,000	$407,000	$416,000	$347,000	$2,055,000

In July 2012, the Company signed a rental agreement for its corporate executive office in New York for an annual rental fee of approximately $137,000 (subject to certain adjustments) which was to expire in September 2015. However, in January 2014, the Company entered into an amended lease agreement with the landlord for newly renovated office within the same building. The initial annual rental fee for this new office is approximately $403,000 (subject to certain future escalations and adjustments) beginning when the renovations are completed and the new office is available. Until the new office is available, the monthly rent payments are based on the previous annual rental fee. The lease for the New York office will expire five years and three months after the new office is available.

Critical Accounting Estimates

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 10, 2014, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

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

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. To minimize risks in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in securities such as commercial paper and money market funds. As of June 30, 2014 and December 31, 2013, our cash was mostly held in money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Accordingly, a 100 basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a material impact on the value of such money market funds.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Requests for reexamination are a standard tactic used by defendants in patent litigation cases. Google has previously filed four separate requests for reexamination of the two asserted patents at the USPTO, with the two requests on one of the patents being merged. On July 2, 2014, the USPTO mailed a notice that it will issue a certificate that all of the claims of U.S. Patent No. 6,314,420 remain valid and unchanged. This is the second time the USPTO has confirmed the validity of the ‘420 patent. The USPTO has also previously confirmed the validity of U.S. Patent No. 6,775,664, the other patent asserted in litigation with Google. At this time, there are no other pending reexaminations for the patents asserted in the litigation.

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

Infrastructure Patents

On August 9, 2012, we entered into a patent purchase agreement with Nokia Corporation ("Nokia"), comprising of 124 patent families with counterparts world-wide. The total consideration paid for the portfolio was $22,000,000. Under the terms of the purchase agreement, to the extent that the gross revenue generated by such portfolio exceeds $22,000,000, we are obligated to pay a royalty of 35% of such excess. The portfolio encompasses technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. Declarations were filed by Nokia indicating that 31 of the 124 patent families acquired may be essential to wireless communications standards. Copies of the declarations are available on our website at http://www.vringoip.com/documents/FG/vringo/ip/99208_Nokia_ETSI_Declarations.pdf.

As one of the means of realizing the value of the patents on telecom infrastructure, our wholly-owned subsidiaries, Vringo Infrastructure, Inc. (“Vringo Infrastructure”), Vringo, Inc. and Vringo Germany GmbH (“Vringo Germany”) have filed a number of suits against ZTE Corporation (“ZTE”), ASUSTeK Computer Inc. (“ASUS”), and Tyco Integrated Security, LLC (“Tyco”) and certain of their subsidiaries, affiliates and other companies in the United States, European jurisdictions, India, Australia, Brazil, and Malaysia alleging infringement of certain U.S., European, Indian, Australian, Brazilian, and Malaysian patents.

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

On September 13, 2013 and January 28, 2014, Vringo Germany filed two suits in the Regional Court of Düsseldorf, alleging infringement of two additional European patents. Both cases are scheduled to be heard in November 2014. On April 23, 2014, Google commenced the process to intervene in the fourth filed suit as an interested third party. As a result of this process, Google is entitled to file defensive briefs in tandem with ZTE.

ZTE filed nullity suits with respect to the first and second European patents in the Federal Patents Court in Munich, Germany during the second and fourth quarters, respectively, of 2013. Trials in the nullity suits have not been scheduled. ZTE filed a nullity suit with respect to the third European patent in the Federal Patents Court in Munich, Germany, in the fourth quarter of 2013. A schedule has not yet been set and the trial is not anticipated before the third quarter of 2015. In addition, ZTE filed a nullity suit with respect to the fourth European patent in the Federal Patents Court in Munich, Germany in the second quarter of 2014. A schedule has not yet been set and the trial is not anticipated before the third quarter of 2015.

China

In November and December 2012, ZTE filed reexamination requests in China against three Chinese patents owned by Vringo before the Patent Reexamination Board of the Patent Office of the People’s Republic of China. On July 3, 2013, the patent rights for one of those patents was upheld. On May 30, 2014, the patent rights for another one of those patents was upheld. The oral hearing for the remaining patent occurred on January 23, 2014, for which the ruling is still pending. Between December 20 and December 28, 2013, ZTE filed four more additional reexamination requests against four other Chinese patents owned by Vringo. Vringo filed responses for these four patents in early May 2014. The oral hearing for one of the patents occurred on June 17, 2014. Oral hearings for the remaining three patents are expected to occur later in the year.

Between May and July of 2014, ZTE filed reexamination requests in China against 25 additional Chinese patents owned by Vringo before the Patent Reexamination Board of the Patent Office of the People’s Republic of China. Vringo’s initial responses are due in August of 2014. The remaining schedule in these 25 new re-examinations is not yet available.

On February 21, 2014, ZTE filed a civil antitrust complaint against Vringo and Vringo Infrastructure in the Shenzhen Intermediate Court. Vringo received notice of the action on June 26, 2014. Vringo intends to vigorously contest all aspects of this action in the appropriate manner. A schedule for the case has not yet been set.

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

Australia

On June 11, 2013, Vringo Infrastructure filed a patent infringement lawsuit in the Federal Court of Australia in the New South Wales registry, alleging infringement by ZTE of two Australian patents. We currently anticipate that the Court will set a trial date in 2015.

Spain

On September 6, 2013, Vringo Infrastructure filed a preliminary inquiry order against ZTE in the Commercial Court of Madrid, Spain, requiring ZTE to provide discovery relating to alleged infringement of a patent which is the Spanish counter-part of the second European patent filed in Germany.  In light of ZTE’s non-responsiveness to the order, on March 24, 2014 the Court granted our request to seek discovery of four of ZTE’s Spanish customers. We have received responses from all four customers.

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

On January 31, 2014, we and our subsidiary, Vringo Infrastructure, filed a patent infringement lawsuit in the High Court of Delhi at New Delhi, alleging infringement of a second Indian patent related to GSM Infrastructure. The Court, finding a prima facie case of infringement, granted an ex-parte preliminary injunction, restraining ZTE and its officers, directors, agents, distributors and customers from importing, selling, offering for sale, advertising, installing, or operating any infringing products, and giving us the right to inspect any infringing goods arriving in India, which are to be detained by customs authorities. The judge granted the injunction after ruling that we would suffer an irreparable loss if such an injunction were not put into place. ZTE subsequently appealed the injunction. On August 5, 2014, ZTE's appeal was heard by the Court. A ruling is pending.

Brazil

On April 14, 2014, Vringo Infrastructure filed a patent infringement lawsuit in the 5th Trial Court of Rio de Janeiro State Court in Brazil, alleging infringement of a Brazilian patent related to 3G/4G/LTE infrastructure. On April 15, 2014, the court granted an ex-parte preliminary injunction restraining ZTE from manufacturing, using, offering for sale, selling, installing, testing, or importing such infrastructure equipment, subject to a fine. To enforce the injunction, the Company posted a bond of approximately $904,000 with the court on April 17, 2014. On May 9, 2014, ZTE filed an interlocutory appeal against the injunction. This appeal was denied by the Court on June 16, 2014.

On July 17, 2014, ZTE filed a nullity suit in the Federal district court in Rio de Janiero, Brazil, against both Vringo and the Brazilian patent office, seeking to invalidate Vringo’s Brazilian patent.

Malaysia

On June 23, 2014, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the High Court of Malaya at Kuala Lumpur. A schedule has not yet been set in this matter.

Romania

On June 23, 2014, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the Bucharest Tribunal Civil Section. On July 1, 2014, the court granted an ex-parte preliminary injunction, ordering ZTE to cease any importation, exportation, introduction on the market, offer for sale, storage, sale, trade, distribution, promotion, or any other business activity regarding the infringing product. The remaining schedule has not yet been set in this matter.

Netherlands

On May 28, 2014, Vringo Infrastructure commenced legal proceedings, pursuant to European Anti-Piracy Regulations, Number 1383/2003, Article 11 against ZTE in the District Court of The Hague. A schedule has not yet been set in this matter.

On June 4, 2014, ZTE filed suit in the District Court of Rotterdam against Vringo and Vringo Infrastructure for the alleged wrongful detention of goods under the relevant anti-piracy regulations. A schedule has not yet been set in this matter.

On July 24, 2014, ZTE filed an action for a preliminary injunction in District Court of The Hague against Vringo Infrastructure for the release of allegedly wrongfully detained goods. This matter will be heard on September 16, 2014.

United States

On July 2, 2014, Vringo filed suit in the United States District Court for the Southern District of New York seeking a temporary restraining order and preliminary and permanent injunctions against ZTE, enjoining ZTE’s use of prohibited materials captured under NDA, including but not limited to ZTE’s use of such materials in its antitrust lawsuit in China against Vringo and Vringo Infrastructure. On July 7, 2014, the court granted a temporary restraining order against ZTE’s use of such material. On July 23, 2014, ZTE filed a counterclaim against Vringo.

European Commission

On April 10, 2014, ZTE filed a complaint with the European Commission. We believe that the accusations are not accurate. The European Commission has not yet set the schedule for this matter.

ASUS

Germany

On October 4, 2013 and January 29, 2014, Vringo Germany filed two patent infringement lawsuits against ASUS in the Düsseldorf Regional Court, alleging infringement of two European patents. The cases are scheduled to be heard in November 2014.

ASUS filed nullity suits with respect to the first and second European patents in the Federal Patents Court in Munich, Germany, during the second quarter of 2014. Trials in the nullity suits have not been scheduled but are not anticipated before the second quarter of 2016 for the first patent and the second quarter of 2015 for the second patent.

Spain

On February 7, 2014, Vringo Infrastructure filed suit in the Commercial Court of Barcelona alleging infringement of a patent which is the Spanish counter-part of the first European patent filed in Germany. The oral hearing for this case is scheduled to be heard before the Commercial Court of Barcelona in November 2014.

India

On April 15, 2014, Vringo Infrastructure filed suit in the High Court of Delhi, New Delhi alleging infringement of a patent related to use of dictionaries in search engines preloaded on certain ASUS devices. A schedule for the case has not yet been set.

Tyco

On April 28, 2014, the Company entered into a confidential agreement with Tyco that resolved all litigation pending between the parties.

Item 1A. Risk Factors.

The risk factors set forth below update the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and Part II, “Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. In addition to the risk factors below and the risk factors included in our Annual Report on Form 10-K, as updated by our Quarterly Report on Form 10-Q, you should carefully consider the other risks highlighted elsewhere in this report or in our other filings with the Securities and Exchange Commission, which could materially affect our business, financial position and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial position and results of operations.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

To date, our business is focused on the assertion of our patent portfolio of which the earliest patent was acquired by us in June 2011. Therefore, we not only have a limited operating history, but also a limited track record in executing our business model which includes, among other things, creating, prosecuting, licensing, litigating or otherwise monetizing our patent assets. Our limited operating history makes it difficult to evaluate our current business model and future prospects.

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

We commenced legal proceedings against major online search engines, security and communications companies, and we expect such proceedings to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.

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

In Germany, should the court order an injunction, for it to be enforced, we will have to pay a security based on the relevant statutory rate. In our litigations against ZTE and ASUS the statutory rate is approximately $1,400,000 for each patent asserted. We have already deposited a bond of $1,400,000 on May 5, 2014 in one of our cases. The statutory rate is only loosely correlated to any actual harm the defendant may suffer from an injunction. The district court judge is entitled to increase the amount of the security. Generally, the courts take the value in dispute as the amount payable as security. Should the injunction be successfully overturned on appeal, we may be obligated to compensate the defendant for any damages allegedly suffered as a result of the enforcement of the injunction, which would be ascertained through separate damages proceedings. Should the judgment which granted the injunction be affirmed on appeal, however, the amount paid as security would be returnable to us in full.

In France, should we be deemed to be the losing party, it is more likely than not that we will be ordered to pay a contribution to ZTE’s attorney and expert fees. The court in France will make an assessment of winning party’s costs during the course of the proceeding on the merits, and at its discretion order the losing party to pay a portion of those costs, typically between 40 and 60%.

In Brazil, as a condition of the relief requested, we deposited $904,000 as a surety against the truth of the allegations contained in the complaint. Unless ZTE is the prevailing party and proves that actual material damages were suffered while the requested relief was in place, the funds are returnable at the end of the litigation.

In addition, we may be required to grant additional written commitments, as necessary, in connection with our commenced proceedings against ZTE Corporation and its subsidiaries in various countries. As of today, we cannot estimate our potential future liability. However, should we be successful on any court applications, for example, in the UK, Australia, France, or Germany or the entire litigation and/or litigations, our adversary may be responsible for a substantial percentage of our legal fees.

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

Our confidential information may be disclosed by other parties.

We routinely enter into non-disclosure agreements with other parties, including but not limited to vendors, law firms, parties with whom we are engaged in negotiations, and employees. However, there exists a risk that those other parties will not honor their contractual obligations to not disclose our confidential information. This may include parties who breach such obligations in the context of confidential settlement offers and/or negotiations. In addition, there exists a risk that, upon such breach and subsequent dissemination of our confidential information, third parties and potential licensees may seek to use such confidential information to their advantage or to our disadvantage including in legal proceedings in which we are involved. Our ability to act against such third parties may be limited, as we may not be in privity of contract with such third parties.

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

Should our warrants outstanding as of July 25, 2014, be exercised, there would be an additional 17,423,851 shares of common stock eligible for trading in the public market. In addition, we currently have incentive equity instruments outstanding to purchase 10,102,094 shares of our common stock granted to our management, employees, directors and consultants. Certain options granted to officers, directors and certain key employees are subject to acceleration of vesting of 75% and 100% (according to the agreement signed with each grantee), upon a subsequent change of control. Certain options granted in prior years that are outstanding have exercise prices that are below recent market prices. Such securities, if exercised, will increase the number of issued and outstanding shares of our common stock. Therefore, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants and options could have an adverse effect on the market price for our securities and/or on our ability to obtain future financing.

Future sales of our shares of common stock by our stockholders could cause the market price of our common stock to drop significantly, even if our business is otherwise performing well.

As of July 25, 2014, we had 92,545,862 shares of common stock issued and outstanding, excluding shares of common stock issuable upon exercise of warrants, options or restricted stock units (“RSUs”). As shares saleable under Rule 144 are sold or as restrictions on resale lapse, the market price of our common stock could drop significantly, if the holders of restricted shares sell them, or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

4.1*	Form of warrant, dated June 20, 2014
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of August 2014.

VRINGO, INC.

By:	/s/ ANASTASIA NYRKOVSKAYA
Anastasia Nyrkovskaya
Chief Financial Officer
(Principal Financial Officer)

