Form 10-Q
period 2014-09-30
Vringo Inc
filed 2014-11-04
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 24, 2014, 93,175,380 shares of the registrant’s common stock were outstanding.

VRINGO, INC.

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Vringo, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2014 (Unaudited)	December 31, 2013
Current assets
Cash and cash equivalents	$24,290	$33,586
Assets held for sale	—	787
Deposits with courts	2,304	—
Other current assets	1,281	455
Total current assets	27,875	34,828
Property and equipment, at cost, net of $371 and $134 accumulated depreciation as of September 30, 2014 and December 31, 2013, respectively	240	230
Intangible assets, net	18,490	22,748
Goodwill	65,757	65,757
Other assets	1,034	247
Total assets	$113,396	$123,810

Current liabilities
Accounts payable and accrued expenses	$7,551	$5,445
Derivative warrant liabilities	7	43
Total current liabilities	7,558	5,488

Long-term liabilities
Derivative warrant liabilities	$312	$4,040
Other liabilities	607	—
Commitments and contingencies (Note 10)

Stockholders’ equity
Series A Convertible Preferred stock, $0.01 par value per share; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share 150,000,000 authorized; 93,175,380 and 84,502,653 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	931	845
Additional paid-in capital	213,550	189,465
Accumulated deficit	(109,562)	(76,028)

Total stockholders’ equity	$104,919	$114,282

Total liabilities and stockholders’ equity	$113,396	$123,810

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$150	$—	$1,200	$1,100

Costs and Expenses*
Operating legal costs	8,865	5,414	19,722	15,603
Amortization and impairment of intangibles	2,333	860	4,258	2,538
Research and development	228	542	670	1,279
General and administrative	3,920	3,703	11,924	11,453
Total operating expenses	15,346	10,519	36,574	30,873
Operating loss from continuing operations	(15,196)	(10,519)	(35,374)	(29,773)
Non-operating income, net	35	25	57	56
Gain (loss) on revaluation of warrants	2,785	645	2,057	(1,220)
Issuance of warrants	—	—	(65)	—
Loss from continuing operations before income taxes	(12,376)	(9,849)	(33,325)	(30,937)
Income tax expense	—	—	—	—
Loss from continuing operations	(12,376)	(9,849)	(33,325)	(30,937)
Loss from discontinued operations before income taxes*	—	(682)	(209)	(2,480)
Income tax expense	—	(29)	—	(47)
Loss from discontinued operations	—	(711)	(209)	(2,527)
Net loss	$(12,376)	$(10,560)	$(33,534)	$(33,464)
Loss per share:
Basic
Loss per share from continuing operations	(0.13)	(0.12)	(0.38)	(0.37)
Loss per share from discontinued operations	(0.00)	(0.01)	(0.00)	(0.03)
Total net loss per share	$(0.13)	$(0.13)	$(0.38)	$(0.40)
Diluted
Loss per share from continuing operations	(0.16)	(0.12)	(0.40)	(0.37)
Loss per share from discontinued operations	(0.00)	(0.01)	(0.00)	(0.03)
Total net loss per share	$(0.16)	$(0.13)	$(0.40)	$(0.40)
Weighted-average number of shares outstanding during the period:
Basic	92,624,983	83,538,767	88,463,526	82,882,405
Diluted	92,645,299	86,101,857	89,514,852	82,972,082
* Includes stock-based compensation expense, as follows:
Operating legal costs	$307	$298	$1,035	$894
Research and development	107	111	322	358
General and administrative	2,331	2,383	7,055	7,425
Discontinued operations	—	66	151	298
	$2,745	$2,858	$8,563	$8,975

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2013	$845	$189,465	$(76,028)	$114,282
Exercise of stock options and vesting of restricted stock units (“RSU”)	18	2,142	—	2,160
Issuance of warrants (Note 8)	—	65	—	65
Exercise of warrants	64	12,935	—	12,999
Issuance of common stock for services	4	380	—	384
Stock-based compensation	—	8,563	—	8,563
Net loss for the period	—	—	(33,534)	(33,534)
Balance as of September 30, 2014	$931	$213,550	$(109,562)	$104,919

	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2012	$819	$171,108	$(23,595)	$148,332
Exercise of stock options and vesting of RSU	18	955	—	973
Exercise of warrants	4	1,352	—	1,356
Conversion of derivative warrants into equity warrants	—	3,918	—	3,918
Stock-based compensation	—	8,975	—	8,975
Net loss for the period	—	—	(33,464)	(33,464)
Balance as of September 30, 2013	$841	$186,308	$(57,059)	$130,090

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(33,534)	$(33,464)
Adjustments to reconcile net cash flows used in operating activities:
Items not affecting cash flows
Depreciation, amortization and impairment of intangibles	4,495	3,856
Change in deferred tax assets and liabilities	—	1
Stock-based compensation	8,563	8,975
Issuance of warrants	65	—
Assignment of patents	—	(100)
Change in fair value of warrants	(2,057)	1,220
Exchange rate loss (gain), net	(3)	11
Changes in current assets and liabilities
Increase in other current assets	(442)	(283)
Increase in payables and accruals	2,698	2,400
Net cash used in operating activities	(20,215)	(17,384)
Cash flows from investing activities
Acquisition of property and equipment	(246)	(27)
Increase in short-term investments	—	(673)
Decrease (increase) in deposits	(2,304)	8
Net cash used in investing activities	(2,550)	(692)
Cash flows from financing activities
Exercise of stock options	2,160	973
Exercise of warrants	11,292	566
Cash provided by financing activities	13,452	1,539
Effect of exchange rate changes on cash and cash equivalents	17	13
Decrease in cash and cash equivalents	(9,296)	(16,524)
Cash and cash equivalents at beginning of period	33,586	56,960
Cash and cash equivalents at end of period	$24,290	$40,436
Supplemental disclosure of cash flows information
Income taxes paid	—	22
Non-cash investing and financing transactions
Non-cash acquisition of cost method investment	787	—
Conversion of derivative warrants into common stock	1,707	790
Conversion of derivative warrants into equity warrants	—	3,918

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for share and per share data)

Note 1. General

Vringo, Inc., together with its consolidated subsidiaries (“Vringo” or the “Company”), is engaged in the development and monetization of intellectual property worldwide. The Company's intellectual property portfolio consists of over 600 patents and patent applications covering telecom infrastructure, internet search and mobile technologies. The Company’s patents and patent applications have been developed internally or acquired from third parties. Prior to December 31, 2013, the Company operated a global platform for the distribution of mobile social applications and the services that it developed. On February 18, 2014, the Company executed the sale of its mobile social application business to InfoMedia Services Limited (“InfoMedia”), receiving an 8.25% ownership interest as consideration (Note 5).

Recent development

On August 15, 2014, the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) reversed a judgment of the United States District Court for the Eastern District of Virginia by holding that the asserted claims of the patents-in-suit in the Company's wholly-owned subsidiary I/P Engine's litigation against AOL Inc., Google Inc. et al. are invalid for obviousness. The Company filed a petition with the Federal Circuit on October 15, 2014 seeking en banc review of the decision. On October 20, 2014, the Federal Circuit invited the defendants/appellants to respond to the petition.

Note 2. Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three month and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of estimates

The preparation of accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include the valuation of goodwill and the Company’s intangibles assets, the useful lives of the Company’s intangible assets, the valuation of the Company’s derivative warrants, the valuation of stock-based compensation, deferred tax assets and liabilities, income tax uncertainties and other contingencies.

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

(f) Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other. The Company has one reporting unit for purposes of evaluating goodwill impairment and performs its annual goodwill impairment test on December 31.

The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform the two-step impairment test for the reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Fair value of the reporting unit is determined using certain valuation techniques, including the estimation of an implied control premium, in addition to the Company’s market capitalization on the measurement date.

If the fair value of the reporting unit exceeds its carrying value, then the second step of the impairment test (measurement) does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform the second step of the impairment test. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to an acquisition price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. A significant amount of judgment is required in estimating the fair value of a reporting unit and performing goodwill impairment tests. Refer to Note 3 for further discussion of the interim goodwill impairment test performed by the Company as of September 30, 2014.

(g) Intangible assets

Intangible assets include purchased patents which are recorded based on the cost to acquire them. These assets are amortized over their remaining estimated useful lives, which are periodically evaluated for reasonableness. The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of the Company's intangible assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, the Company may be required to record impairment charges related to its intangible assets. Refer to Note 3 for further discussion of an impairment charge recorded by the Company during the quarter ended September 30, 2014 related to its intangible assets.

(h) Revenue recognition

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

(i) Operating legal costs

Operating legal costs mainly include expenses incurred in connection with the Company’s patent licensing and enforcement activities, patent-related legal expenses paid to external patent counsel (including contingent legal fees), licensing and enforcement related research, consulting and other expenses paid to third parties, as well as related internal payroll expenses and stock-based compensation.

(j) Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of unrecognized tax benefits. This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective beginning January 1, 2014 and is to be applied prospectively with retroactive application permitted. The Company adopted this guidance as of January 1, 2014, as required. There was no material impact of the consolidated financial statements resulting from the adoption.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity's revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Topic 205): Going Concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

(k) Reclassification

Certain balances have been reclassified to conform to presentation requirements including discontinued operations.

Note 3. Goodwill and Intangible Assets

Based upon a combination of factors and developments during the third quarter of 2014, including the announcement of the Federal Circuit’s decision on August 15, 2014, described in Note 1, as well as a decline in the Company’s stock price, the Company determined that there were impairment indicators related to its goodwill and certain intangible assets. The Company’s stock price opened at $3.18, reached a low of $0.67, and closed at $0.88 on August 15, 2014. The closing price of the Company’s stock on September 30, 2014 was $0.95. The average closing stock price of the Company from August 15, 2014 through September 30, 2014 was approximately $1.05, ranging from $0.95 to $1.40 during that time period. The Company concluded that these factors and developments were deemed “triggering” events requiring that goodwill and certain of the Company’s intangibles assets be tested for impairment as of September 30, 2014. The results of these impairment tests are discussed below in further detail.

Intangible assets

The following table provides information regarding the Company’s intangible assets, which consist of its patents:

	September 30, 2014	December 31, 2013	Weighted average amortization period (years)
Patents	28,213	28,213	8.9
Less: accumulated amortization	(8,368)	(5,465)
Less: impairment	(1,355)	—
	$18,490	$22,748

The Company’s patents are amortized over their expected useful lives (i.e., through the expiration date of the patent). During the three and nine month periods ended September 30, 2014, the Company recorded amortization expense of $978 and $2,903, respectively, related to its patents. During the three and nine month periods ended September 30, 2013, the Company recorded amortization expense of $860 and $2,538, respectively, related to its patents.

In performing the impairment analysis related to the Company’s intangible assets, the Company determined that the patent portfolio containing the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al, which represents an asset group, was subject to impairment testing. In the first step of the impairment test, the Company utilized its projections of future undiscounted cash flows based on the Company’s existing plans for the patents. As a result, it was determined that the Company’s projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, the Company performed the second step of the impairment test to measure the potential impairment by calculating the asset group’s fair value. This resulted in an impairment of $1,355 during the third quarter of 2014, related to the asset group, which represents the difference between the fair value and the carrying value of the asset group. The impairment charge is included in Amortization and impairment of intangibles in the consolidated statements of operations.

Goodwill

The carrying amount of the Company’s goodwill was $65,757 as of September 30, 2014 and December 31, 2013. The Company performed the first step of the goodwill impairment test as of September 30, 2014 in order to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit was determined with the assistance of a third party valuation specialist using certain valuation techniques, including the estimation of an implied control premium, in addition to the Company’s market capitalization on the measurement date. The implied control premium selected was developed based on certain observable market data of comparable companies. The market capitalization is sensitive to the volatility of the Company’s stock price. Based upon the first step of the goodwill impairment test performed as of September 30, 2014, the Company determined that the fair value of the reporting unit was in excess of its carrying amount by approximately 14% and therefore the second step of the goodwill impairment test was not required.

While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of the reporting unit, it is possible a material change could occur. For instance, a subsequent decline in the Company’s common stock price would lower the market capitalization affecting the fair value of the reporting unit. Additionally, market data used in the future assessment of the implied control premium could change the Company’s current estimate. If actual results are not consistent with the Company’s estimates and assumptions used to calculate fair value, performance of the second step might be required, which could result in a material impairment of goodwill. The closing price of the Company’s stock on September 30, 2014 was $0.95. The closing stock price during October 2014 ranged from $0.72 to $1.10.

Note 4. Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. However, as the Company generated net losses in all periods presented, some potentially dilutive securities that relate to the continuing operations, including certain warrants and stock options, were not reflected in diluted net loss per share because the impact of such instruments was anti-dilutive. The table below presents the computation of basic and diluted net losses per common share:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Basic Numerator:
Loss from continuing operations attributable to shares of common stock	$(12,376)	$(9,849)	$(33,325)	$(30,937)
Loss from discontinued operations attributable to shares of common stock	—	(711)	$(209)	$(2,527)
Net loss attributable to shares of common stock	$(12,376)	$(10,560)	$(33,534)	$(33,464)
Basic Denominator:
Weighted average number of shares of common stock outstanding during the period	92,624,983	83,450,697	88,463,526	82,757,899
Weighted average number of penny stock options	—	88,070	—	124,506
Basic common stock shares outstanding	92,624,983	83,538,767	88,463,526	82,882,405
Basic loss per common stock share from continuing operations	$(0.13)	$(0.12)	$(0.38)	$(0.37)
Basic loss per common stock share from discontinued operations	$(0.00)	(0.01)	$(0.00)	$(0.03)
Basic net loss per common stock share	$(0.13)	$(0.13)	$(0.38)	$(0.40)

Diluted Numerator:
Net loss from continuing operations attributable to shares of common stock	$(12,376)	$(9,849)	$(33,325)	$(30,937)
Increase in net loss attributable to derivative warrants	$(2,785)	$(758)	$(2,057)	$(53)
Diluted net loss from continuing operations attributable to shares of common stock	$(15,161)	$(10,607)	$(35,382)	$(30,990)
Diluted net loss from discontinued operations attributable to shares of common stock	$—	$(711)	$(209)	$(2,527)
Diluted net loss attributable to shares of common stock	$(15,161)	$(11,318)	$(35,591)	$(33,517)

Diluted Denominator:
Basic common stock shares outstanding	92,624,983	83,538,767	88,463,526	82,882,405
Shares assumed issued upon exercise of derivative warrants during the period	20,316	2,563,090	1,051,326	89,677
Diluted common stock shares outstanding	92,645,299	86,101,857	89,514,852	82,972,082
Diluted loss per common stock share from continuing operations	$(0.16)	$(0.12)	$(0.40)	$(0.37)
Diluted loss per common stock share from discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.03)
Diluted net loss per common stock share	$(0.16)	$(0.13)	$(0.40)	$(0.40)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options at $0.96-$5.50 exercise price, to purchase an equal number of shares of common stock of the Company	10,089,595	10,225,387	10,089,595	10,225,387
Unvested RSU to issue an equal number of shares of common stock of the Company	1,425,872	2,411,771	1,425,872	2,411,771
Common stock shares granted, but not yet vested	—	45,762	—	45,762
Warrants to purchase an equal number of shares of common stock of the Company	17,388,161	15,829,262	16,147,560	18,289,611
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share	28,903,628	28,512,182	27,663,027	30,972,531

Note 5. Discontinued Operations and Assets Held For Sale

On December 31, 2013, the Company entered into a definitive asset purchase agreement with InfoMedia for the sale of all assets and the assignment of all agreements related to the Company’s mobile social application business. The closing of the transaction occurred on February 18, 2014 (“Closing”).

Upon Closing, as consideration for the assets and agreements related to the Company’s mobile social application business, the Company received 18 Class B shares of InfoMedia, which represent an 8.25% ownership interest in InfoMedia. Additionally, the Company’s Chief Executive Officer was appointed as a full voting member on InfoMedia’s board of directors and the Company received a number of customary protective rights. The InfoMedia Class B shares were accounted for as a cost-method investment at the carrying amount of $787 and are included in Other assets in the consolidated balance sheet as of September 30, 2014. During the nine month period ended September 30, 2014, there were no events or changes in circumstances that would indicate that the carrying amount of this investment may no longer be recoverable.

In connection with the asset purchase agreement, the requirement to report the results of the Company’s mobile social application business as discontinued operations was triggered. The following tables represent the components of operating results from discontinued operations, as presented in the consolidated statements of operations:

	Three months ended September 30,
	2014	2013
Revenue	$—	$50
Operating expenses	—	(707)
Operating loss	—	(657)

Non-operating expense	—	(25)
Loss before taxes on income	—	(682)
Income tax expense	—	(29)
Loss from discontinued operations	$—	$(711)

	Nine months ended September 30,
	2014	2013
Revenue	$37	$176
Operating expenses	(266)	(2,600)
Operating loss	(229)	(2,424)

Non-operating income (expense)	20	(56)
Loss before taxes on income	(209)	(2,480)
Income tax expense	—	(47)
Loss from discontinued operations	$(209)	$(2,527)

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

The following table presents the placement in the fair value hierarchy of liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
Derivative warrant liabilities	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of September 30, 2014	$319	—	—	$319
As of December 31, 2013	$4,083	—	—	$4,083

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

The following table presents the placement in the fair value hierarchy of assets that are measured at fair value on a non-recurring basis as of December 31, 2013 (there were no such assets or liabilities as of September 30, 2014):

Fair value measurement at reporting date using
Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
Assets held for sale	$787	$150	—	$637

In addition to the above, the Company’s financial instruments as of September 30, 2014 and December 31, 2013 consisted of cash, cash equivalents, receivables, accounts payable and deposits. The carrying amounts of all the aforementioned financial instruments approximate fair value. The following table summarizes the changes in the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine month period ended September 30, 2014:

Level 3
Balance at December 31, 2013	$4,083
Fair value adjustment, prior to exercise of warrants, included in consolidated statement of operations	56
Exercise of derivative warrants	(1,707)
Fair value adjustment at end of period, included in consolidated statement of operations	(2,113)
Balance at September 30, 2014	$319

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

Description	Valuation technique	Unobservable inputs	Range
Special Bridge Warrants, Conversion Warrants, derivative	Black-Scholes-Merton and the	Volatility	58.34% – 92.99%
Reload Warrants and derivative Series 1 Warrants	Monte-Carlo models	Risk free interest rate	0.00% – 0.95%
		Expected term, in years	0.24 – 2.80
		Dividend yield	0%
		Probability and timing of down-round triggering event	5% occurrence in June 2015

The fair value of the assets held for sale as of December 31, 2013 (Note 5) was determined by estimating the present value of the expected future cash flows associated with that asset or asset group by using certain unobservable market inputs. These inputs included discount rates, estimated future cash flows and certain continuing growth rate assumptions. The discount rates are intended to reflect the risk inherent in the projected future cash flows generated by the respective asset or asset group. The inputs used in the valuation were sensitive to certain factors related to mobile social application technology such as rapid changes in the industry and technological advances.

Sensitivity of Level 3 measurements to changes in significant unobservable inputs

The inputs to estimate the fair value of the Company’s derivative warrant liabilities are the current market price of the Company’s common stock, the exercise price of the warrant, its remaining expected term, the volatility of the Company’s common stock price, the Company’s assumptions regarding the probability and timing of a down-round protection triggering event and the risk-free interest rate. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement. Generally, an increase in the market price of the Company’s shares of common stock, an increase in the volatility of the Company’s shares of common stock, an increase in the remaining term of the warrant, or an increase of a probability of a down-round triggering event would each result in a directionally similar change in the estimated fair value of the Company’s warrants. Such changes would increase the associated liability while decreases in these assumptions would decrease the associated liability. An increase in the risk-free interest rate or a decrease in the positive differential between the warrant’s exercise price and the market price of the Company’s shares of common stock would result in a decrease in the estimated fair value measurement of the warrants and thus a decrease in the associated liability. The Company has not, and does not plan to, declare dividends on its common stock, and as such, there is no change in the estimated fair value of the warrants due to the dividend assumption.

Note 7. Stock-based Compensation

The Company has a stock-based compensation plan available to grant stock options and RSU to the Company’s directors, employees and consultants. Under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), a maximum of 15,600,000 shares of common stock may be awarded. As of September 30, 2014, 3,756,170 shares were available for future grants under the Plan.

The following table illustrates the stock options granted for the nine month period ended September 30, 2014:

Title	Grant date	No. of options	Exercise price	Fair market value at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Directors, Management, and Employees	January - August 2014	1,300,000	$1.18 - $4.10	$0.65 - $2.32	Over 1 year for Directors; Over 3 years for Management and Employees	Volatility: 57.75% – 62.00% Risk free interest rate: 1.82% - 2.06% Expected term, in years: 5.31-5.81 Dividend yield: 0.00%

Certain options granted to officers, directors and certain key employees are subject to acceleration of vesting of 75% - 100% (according to the agreement signed with each grantee), upon a subsequent change of control.

The activity related to stock options and RSU for the nine month period ended September 30, 2014 consisted of the following:

	RSU		Options
	No. of RSU	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding at January 1, 2014	2,161,403	$3.61	10,457,159	$3.23	$0.01 – $5.50	$2.50
Granted	—	—	1,300,000	$3.77	$1.18 – $4.10	$2.04
Vested/Exercised	(729,906)	$3.59	(1,126,815)	$1.92	$0.01 – $3.72	$1.31
Forfeited	(5,625)	$3.72	(208,333)	$3.35	$2.96 – $3.72	$1.94
Expired	—	—	(332,416)	$4.60	$0.96 – $5.50	$1.97
Outstanding at September 30, 2014	1,425,872	$3.63	10,089,595	$3.40	$0.96 – $5.50	$2.29
Exercisable at September 30, 2014	—	—	6,966,122	$3.39	$0.96 – $5.50

The Company did not recognize tax benefits related to its stock-based compensation as there is a full valuation allowance recorded.

Note 8. Warrants

The following table summarizes information about warrant activity for the nine month period ended September 30, 2014:

	No. of warrants	Weighted average exercise price	Exercise price range
Outstanding at January 1, 2014	18,427,478	$3.15	$0.94 – $5.06
Granted	5,412,366	$5.06	$5.06
Exercised	(6,415,992)	$1.76	$1.76
Outstanding at September 30, 2014	17,423,852	$4.26	$0.94 – $5.06

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

The Company’s outstanding warrants consist of the following:

	No. outstanding	No. outstanding classified as equity	No. outstanding classified as liabilities*	Exercise price	Remaining contractual life
Series 1 Warrants	1,490,250	64,621	1,425,629	$1.76	2.80 years
Series 2 Warrants	1,943,523	1,943,523	—	$1.76	2.80 years
Conversion Warrants	14,492	—	14,492	$0.94	0.72 years
Special Bridge Warrants	21,198	—	21,198	$0.94	0.24 years
Reload Warrants	758,023	597,414	160,609	$1.76	2.35 years
IPO Warrants	4,784,000	4,784,000	—	$5.06	0.72 years
October 2012 Warrants	3,000,000	3,000,000	—	$5.06	0.72 years
June 2014 Warrants**	5,412,366	5,412,366	—	$5.06	0.72 years
Outstanding at September 30, 2014	17,423,852	15,801,924	1,621,928

* These warrants bear down-round protection clauses and as a result, they are classified as derivative liabilities and recorded at fair value.

** The June 2014 Warrants were valued on the grant date (June 20, 2014) using the following assumptions: volatility: 40.05%, stock price: $3.33, risk free interest rate: 0.15% and dividend yield: 0%. The new warrants issued in connection with the exercise of warrants that were classified as liabilities were accounted for as an inducement and therefore an amount of $65, which is based on the fair value of the new warrants, was recorded as a non-operating expense during the second quarter of 2014. The new warrants issued in connection with the exercise of warrants that were classified as equity, which were fair valued at $611, were recorded as equity.

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

The Company’s subsidiaries have filed patent infringement lawsuits against the subsidiaries of ZTE Corporation and its subsidiaries in the United Kingdom, France, Germany, Australia, India, Brazil, Malaysia, and Romania, and against ASUSTeK Computer, Inc. and its subsidiaries in Germany, Spain and India. In such jurisdictions, an unsuccessful plaintiff may be required to pay a portion of the other party’s legal fees. In addition, the Company may be required to grant additional written commitments, as necessary, in connection with its commenced proceedings against ZTE Corporation and its subsidiaries in various countries. It should be noted, however, that if the Company were successful on any court applications or the entirety of any litigation, the defendants may be responsible for a substantial portion of the Company’s legal fees.

Pursuant to negotiation with ZTE’s United Kingdom subsidiary, the Company made two written commitments, in November 2012 and May 2013, representing payment should a liability by Vringo Infrastructure arise as a result of the two cases it has filed. The defendants estimated the total possible liability to be no more than approximately $2,900 for each case. The Company’s best estimate of such possible liability related to the first written commitment is $2,000. The Company believes that payment of such amount is not probable. With respect to the second written commitment, the Company has determined that the possible liability amount is not reasonably estimable and that payment is not probable. In March 2014, the Company withdrew its claim to a certain patent included in the litigation against ZTE’s United Kingdom subsidiary. Consequently, the Company is liable for certain of ZTE's legal fees which will be determined and paid at the end of the case. During the third quarter of 2014, the Company recorded $405, which represents the Company’s best estimate of this liability, in Other liabilities included in the consolidated balance sheet as of September 30, 2014.

On May 5, 2014, the Company deposited a bond of approximately $1,400 to enforce an injunction against ZTE in Germany. Should the injunction be successfully overturned on appeal, the Company may be obligated to compensate ZTE for any damages allegedly suffered as a result of the enforcement of the injunction, which would be ascertained through separate damages proceedings. Should the judgment which granted the injunction be affirmed on appeal, however, the amount paid as security would be returnable to the Company in full. The Company has assessed the likelihood of the injunction being successfully overturned on appeal as remote.

In Brazil, as a condition of the relief requested, the Company deposited approximately $904 as a surety against the truth of allegations contained in the complaint. This deposit is returnable at the end of the litigation unless ZTE is the prevailing party and proves that actual material damages were suffered while the requested relief was in place. The Company has assessed the likelihood of ZTE doing so as remote.

The $1,400 bond deposit in Germany and the $904 surety deposit in Brazil are included in Deposits with courts in the consolidated balance sheet as of September 30, 2014.

Leases

In July 2012, the Company signed a rental agreement for its corporate executive office in New York for an annual rental fee of approximately $137 (subject to certain adjustments) which was to expire in September 2015. However, in January 2014, the Company entered into an amended lease agreement with the landlord for a different office space within the same building. The initial annual rental fee for this new office is approximately $403 (subject to certain future escalations and adjustments) beginning when the new office space was available on August 1, 2014. This lease will expire in October 2019. Rent expense for operating leases for the three and nine month periods ended September 30, 2014 were $91 and $273, respectively. Rent expense for operating leases for the three and nine month periods ended September 30, 2013 were $68 and $175, respectively.

Note 11. Risks and Uncertainties

(a)	New legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders could negatively affect the Company’s current business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect the Company’s ability to assert its patent or other intellectual property rights.

(b)	The patents owned by the Company are presumed to be valid and enforceable. As part of the Company’s ongoing legal proceedings, the validity and/or enforceability of its patents is often challenged in a court or an administrative proceeding. On August 15, 2014, the Federal Circuit reversed a judgment of the United States District Court for the Eastern District of Virginia by holding that the asserted claims of the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al. are invalid for obviousness. Additionally, on September 30, 2014, the Patent Re-Examination Board of the State Intellectual Property Office of the People’s Republic of China held that one of the Company's Chinese patents is invalid. The Company is appealing this decision. The Company’s other patents have not been declared to be invalid or unenforceable to date.

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

(e)

The Company may choose to raise additional funds in connection with any potential acquisition of patent portfolios or other intellectual property assets or operating businesses. In addition, the Company may also need additional funds to respond to business opportunities and challenges, including its ongoing operating expenses, protection of its assets, development of new lines of business and enhancement of its operating infrastructure. While the Company may need to seek additional funding, it may not be able to obtain financing on acceptable terms, or at all. If the Company is unable to obtain additional funding on a timely basis, it may be required to curtail or terminate some of its business plans.

Note 12. Subsequent Events

On October 24, 2014, the President of the District Court of The Hague (“the Court”) in the Netherlands denied ZTE’s requests to seek the release of ZTE UMTS products being held by Dutch customs officials and to order the Company to ask the Dutch customs authorities to stop their actions against ZTE’s products based on the Anti-Piracy Regulations of the European Union. Further, the Court upheld the detention of ZTE’s goods, finding, prima facie, that ZTE has infringed one of Vringo’s European patents, upholding the validity of that patent, and rejecting ZTE’s argument that the Company has violated European competition law by enforcing that patent. ZTE was also ordered to pay Vringo’s legal costs of approximately $250,000. ZTE may choose to appeal this decision.

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

Intellectual Property

Search Patents

On August 15, 2014, a panel at the U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit") held that the asserted claims of the patents asserted by our wholly-owned subsidiary I/P Engine, Inc. against AOL Inc, Google, Inc. et al. are invalid for obviousness. One of the three judges on the panel dissented. On August 20, 2014, we announced that I/P Engine would seek en banc review of the split panel's decision.

On October 15, 2014, I/P Engine filed a petition for rehearing en banc. On October 20, 2014, the Federal Circuit invited the Defendants (as defined below) to respond to the petition for rehearing en banc.

Background on District Court and Court of Appeals Proceedings

On September 15, 2011, I/P Engine initiated litigation in the United States District Court, Eastern District of Virginia, against AOL Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc., and Target Corporation (collectively, the "Defendants") for infringement of claims of U.S. Patent Nos. 6,314,420 and 6,775,664, which I/P Engine acquired from Lycos, Inc.

Trial commenced on October 16, 2012, and the case was submitted to the jury on November 1, 2012.

On November 6, 2012, the jury ruled in favor of I/P Engine and against the Defendants. After upholding the validity of the patents-in-suit, and determining that the asserted claims of the patents were infringed by the defendants, the jury found that reasonable royalty damages should be based on a "running royalty," and that the running royalty rate should be 3.5%. The jury also awarded I/P Engine a total of approximately $30,500,000. On November 20, 2012, the clerk entered the District Court's final judgment.

On January 3, 2014, the District Court ordered that I/P Engine recover an additional sum of $17,320,000 from Defendants for supplemental damages and prejudgment interest.

On January 21, 2014, the District Court ruled that Defendants' alleged design-around is "nothing more than a colorable variation of the system adjudged to infringe," and accordingly I/P Engine "is entitled to ongoing royalties as long as Defendants continue to use the modified system."

On January 28, 2014, the District Court ruled that the appropriate ongoing royalty rate for Defendants' continued infringement of the patents-in-suit that "would reasonably compensate [I/P Engine] for giving up [its] right to exclude yet allow an ongoing willful infringer to make a reasonable profit" is a rate of 6.5% of the 20.9% royalty base previously set by the District Court.  The Defendants also filed a separate appeal related to these matters.

The court dockets for the foregoing cases are publicly available on the Public Access to Court Electronic Records website, www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts.

Background on United States Patent and Trademark Office Proceedings

On May 24, 2012, Google submitted a request to the USPTO for ex parte reexamination of certain claims of U.S. Patent No. 6,314,420.   On September 13, 2013, the USPTO issued a certificate confirming that all of the claims in the '420 patent challenged by Google remain valid and unchanged.

On November 28, 2012, Google submitted a request to the USPTO for ex parte reexamination of certain claims of U.S. Patent No. 6,775,664.  On February 8, 2013, Google filed another request to the USPTO for ex parte reexamination of certain claims of the '664 patent.  On June 13, 2013, the USPTO merged the two reexamination proceedings regarding the '664 patent.  On December 13, 2013, the USPTO issued a certificate confirming that all of the claims in the '664 patent challenged by Google remain valid and unchanged.

On August 19, 2013, Google submitted another request to the USPTO for ex parte reexamination of certain claims of the '420 patent.  On July 31, 2014, the USPTO issued a certificate confirming that all of the claims in the '420 patent challenged by Google remain valid and unchanged.

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

As one of the means of realizing the value of the patents on telecom infrastructure, our wholly-owned subsidiaries, Vringo Infrastructure, Inc. (“Vringo Infrastructure”), Vringo, Inc. and Vringo Germany GmbH (“Vringo Germany”) have filed a number of suits against ZTE Corporation (“ZTE”), ASUSTeK Computer Inc. (“ASUS”), Belkin International, Inc. (“Belkin”), and certain of their subsidiaries, affiliates and other companies in the United States, European jurisdictions, India, Australia, Brazil, and Malaysia alleging infringement of certain U.S., European, Indian, Australian, Brazilian, and Malaysian patents.

ZTE

United Kingdom

On October 5, 2012, Vringo Infrastructure filed a suit in the UK High Court of Justice, Chancery Division, Patents Court, alleging infringement of three European patents. Subsequently, ZTE responded to the complaint on December 19, 2012 with a counterclaim for invalidity of the patents-in-suit. Of the three patents-in-suit, one was withdrawn from litigation, one was postponed by mutual agreement of the parties, and one was heard in a trial on liability that commenced on October 28, 2014. A decision is anticipated in December 2014 or January 2015. If the Court finds the patent valid and infringed, the remedy phase of the litigation will commence.

Vringo Infrastructure filed a second UK suit on December 3, 2012, alleging infringement of three additional European patents. A second trial is scheduled for June 2015. However, it is unclear which of the four remaining patents-in-suit will be heard in that trial. A schedule for the remainder of this matter has yet to be set.

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

The hearing for the first European patent case has been postponed by mutual agreement with ZTE; no date has been set for reinstatement. On December 17, 2013, the Court issued its judgment in the second European patent case, finding that ZTE infringed that patent and ordered an accounting and an injunction upon payment of the appropriate bonds. On February 19, 2014, Vringo Germany filed suit in the Mannheim Regional Court seeking enforcement of the accounting ordered and a further order that non-compliance be subject to civil and criminal penalties. On May 5, 2014, we paid a bond of approximately $1,400,000 to the Court in order to enforce the injunction against ZTE. Trial in the suit to enforce the accounting is scheduled for November 2014.

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

China

ZTE has filed 35 reexamination requests of Vringo’s Chinese patents with the Patent Re-Examination Board (“PRB”) of the State Intellectual Property Office of the People’s Republic of China. To date, the PRB has upheld the validity of two of Vringo’s patents and has held that one of Vringo’s patents is invalid. Vringo is appealing the latter decision. The remaining 32 reexamination requests remain pending, with decisions expected to be rendered on a rolling basis.

On February 21, 2014, ZTE filed a civil complaint against Vringo and Vringo Infrastructure in the Shenzhen Intermediate Court alleging Vringo violated China’s antimonopoly laws. Vringo received notice of the action on June 26, 2014. Vringo intends to vigorously contest all aspects of this action in the appropriate manner. On July 28, 2014, Vringo filed a motion to have this complaint dismissed due to lack of jurisdiction. On August 6, 2014, the Court dismissed this motion. Vringo has appealed this dismissal; a hearing date in the appeal has not yet been set. The remainder of the case remains pending, and a schedule has not yet been set.

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

India

On November 7, 2013, we and our subsidiary, Vringo Infrastructure, filed a patent infringement lawsuit in the High Court of Delhi at New Delhi, India, alleging infringement of an Indian patent related to CDMA. On November 8, 2013, the Court granted an ex-parte preliminary injunction and appointed commissioners to inspect ZTE’s facilities and collect evidence. ZTE appealed the preliminary injunction and, on December 12, 2013, the Court instituted an interim arrangement.

On February 3, 2014, we filed a motion for contempt for ZTE’s failure to comply with the Court’s order, and requested that the Court order ZTE to pay an increased bond. A ruling on this motion is pending.

On January 31, 2014, we and our subsidiary, Vringo Infrastructure, filed a patent infringement lawsuit in the High Court of Delhi at New Delhi, alleging infringement of a second Indian patent related to GSM Infrastructure. The Court granted an ex-parte preliminary injunction and appointed commissioners to inspect ZTE’s facilities and collect evidence. ZTE appealed the preliminary injunction and, on August 13, 2014, the Court instituted an interim arrangement.

On August 30, 2014, we filed a motion for contempt for ZTE’s failure to comply with the Court’s order, and requested that the Court order ZTE to pay an increased bond. A ruling on this motion is pending.

Brazil

On April 14, 2014, Vringo Infrastructure filed a patent infringement lawsuit in the 5th Trial Court of Rio de Janeiro State Court in Brazil, alleging infringement of a Brazilian patent related to 3G/4G/LTE infrastructure. On April 15, 2014, the court granted an ex-parte preliminary injunction restraining ZTE from manufacturing, using, offering for sale, selling, installing, testing, or importing such infrastructure equipment, subject to a fine. To enforce the injunction, the Company posted a bond of approximately $904,000 with the court on April 17, 2014. On May 9, 2014, ZTE filed an interlocutory appeal against the injunction. This appeal was denied by the Court on June 16, 2014. ZTE continues to vigorously defend its position.

On July 17, 2014, ZTE filed a nullity suit in the Federal district court in Rio de Janiero, Brazil, against both Vringo and the Brazilian patent office, seeking to invalidate Vringo’s Brazilian patent. A schedule for the remainder of this matter has not yet been set.

Malaysia

On June 23, 2014, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the High Court of Malaya at Kuala Lumpur. The Court is expected to hear the case in March 2015.

Romania

On June 23, 2014, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the Bucharest Tribunal Civil Section. On July 1, 2014, the court granted an ex-parte preliminary injunction, ordering ZTE to cease any importation, exportation, introduction on the market, offer for sale, storage, sale, trade, distribution, promotion, or any other business activity regarding the infringing product. ZTE appealed the granting of the injunction and, on October 10, 2014, the Bucharest Court of Appeal suspended enforcement of the injunction in light of ZTE’s allegations that it was immediately subject to approximately $39,900,000 in contract losses, pending the outcome of the appeal, which is expected before mid-December 2014. The remaining schedule has not yet been set in this matter.

Netherlands

On May 28, 2014, Vringo Infrastructure commenced legal proceedings, pursuant to European Anti-Piracy Regulations, Number 1383/2003, Article 11 against ZTE in the District Court of The Hague. ZTE has filed an invalidity lawsuit for the patent-in-suit. A schedule has not yet been set in this matter.

On June 4, 2014, ZTE filed suit in the District Court of Rotterdam against Vringo and Vringo Infrastructure for the alleged wrongful detention of goods under the relevant anti-piracy regulations. A schedule has not yet been set in this matter.

On July 24, 2014, ZTE filed a request with the District Court of The Hague to seek the release of ZTE UMTS products being held by Dutch customs officials and to order Vringo to ask the Dutch customs authorities to stop their actions against ZTE’s products based on the Anti-Piracy Regulations of the European Union. On October 24, 2014, the President of the Court denied ZTE’s requests, and upheld the detention of ZTE’s goods, finding, prima facie, that ZTE has infringed one of Vringo’s European patents, upholding the validity of that patent, and rejecting ZTE’s argument that Vringo has violated European competition law by enforcing that patent. ZTE was also ordered to pay Vringo’s legal costs of approximately $250,000. ZTE may choose to appeal this decision.

United States

On July 2, 2014, Vringo filed suit in the United States District Court for the Southern District of New York seeking a temporary restraining order and preliminary and permanent injunctions against ZTE, enjoining ZTE’s use of prohibited materials captured under NDA, including but not limited to ZTE’s use of such materials in its antitrust lawsuit in China against Vringo and Vringo Infrastructure. On July 7, 2014, the court granted a temporary restraining order against ZTE’s use of such material. On July 23, 2014, ZTE filed a counterclaim against Vringo. On July 24, 2014, the Court held a hearing on Vringo’s motion for a preliminary injunction against ZTE. A ruling on this motion is pending. On October 2, 2014, Vringo filed a motion for judgment on the pleadings, similar to a motion for summary judgment, asking the court to render a judgment on Vringo’s cause of action based solely on the pleadings of the parties.

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

India

On April 15, 2014, Vringo Infrastructure filed suit in the High Court of Delhi, New Delhi alleging infringement of a patent related to use of dictionaries in search engines preloaded on certain ASUS devices. Google has successfully petitioned to intervene as an interested party and has the right to file responsive pleadings. The pleading stage of the litigation will be completed in December 2014. A schedule for the remainder of case has not yet been set.

Tyco

On April 28, 2014, the Company entered into a confidential agreement with Tyco that resolved all litigation pending between the parties.

Belkin

On October 1, 2014, the Company entered into a confidential agreement with Belkin that resolved all litigation pending between the parties.

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

June 2014 Warrants

On June 19, 2014, we entered into agreements with certain of our warrant holders, pursuant to which the warrant holders exercised for cash 5,697,227 of their outstanding Series 1 and Series 2 warrants, with an exercise price of $1.76 per share. In addition, we granted such warrant holders unregistered warrants of the Company to purchase an aggregate of 5,412,366 shares of our common stock, par value $0.01 per share, at an exercise price of $5.06 per share (the “June 2014 Warrants”). The June 2014 Warrants expire on June 21, 2015 and because such warrants do not bear any down-round protection clauses, they are classified as equity instruments. As a result of these transactions, we received approximately $10 million of cash proceeds.

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

Operating legal costs

Operating legal costs mainly include expenses incurred in connection with our patent licensing and enforcement activities, patent-related legal expenses paid to external patent counsel (including contingent legal fees), licensing and enforcement related research, consulting and other expenses paid to third parties, as well as related internal payroll expenses and stock-based compensation.

Amortization and impairment of intangibles

Amortization of intangibles represents the amortization expense of our acquired patents which is recognized on a straight-line basis over the remaining legal life of the patents. Impairment charges related to our acquired patents are recorded when an impairment indicator exists and the carrying amount of the related asset exceeds its fair value.

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

Income taxes

As of September 30, 2014, deferred tax assets generated from our U.S. activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be generated before such net operating loss carryforwards expire.

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

Three month period ended September 30, 2014 compared to the three month period ended September 30, 2013

Revenue

	Three months ended September 30,
	2014	2013	Change
Revenue	$150,000	$—	$150,000

During the three month period ended September 30, 2014, we recorded total revenue of $150,000 as compared to zero revenue recorded during the three month period ended September 30, 2013. The current period revenue was due to a one-time payment in connection with a license agreement for certain of our owned intellectual property.

We seek to generate revenue through the monetization of our intellectual property through licensing, strategic partnerships and litigation, when required, which may be resolved through a settlement or collection. We also intend to continue to expand our planned operations worldwide through acquisitions and monetization of additional patents, other intellectual property or operating businesses.

We anticipate that our legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical.

Operating legal costs

	Three months ended September 30,
	2014	2013	Change
Operating legal costs	$8,865,000	$5,414,000	$3,451,000

During the three month period ended September 30, 2014, our operating legal costs were $8,865,000, which represents an increase of $3,451,000 (or 63.7%) from operating legal costs recorded for the three months ended September 30, 2013. This increase was primarily due to the timing and nature of consulting and patent litigation costs related to legal proceedings against ZTE and Google. With respect to our legal proceedings against ZTE, costs during the three month period ended September 30, 2014 were associated with our continued worldwide litigation efforts. In addition, we incurred costs during the current period in the U.S. related to our efforts in obtaining the temporary restraining order and preliminary and permanent injunctions against ZTE related to its use of prohibited materials captured under NDA. Expenses incurred in connection with our legal proceedings against Google decreased during the three month period ended September 30, 2014 following the oral argument heard in the appeals court in May 2014.

It is uncertain whether our operating legal costs will increase over time. Though we aim to diversify our portfolio of products and increase our intellectual property monetization efforts, we have also increased the size of our in-house legal department staff. The goal is to decrease our overall legal expenses by bringing more work in-house, which we believe will cost less than outsourcing to external firms. There is no guarantee, however, that an in-house team will be less expensive or more efficient than outsourcing this work. Moreover, as we expand the scope of our monetization efforts, the amount of legal work will increase leading to a concomitant increase in our operating legal costs, regardless of whether such work is performed in-house or outsourced.

Amortization and impairment of intangibles

	Three months ended September 30,
	2014	2013	Change
Amortization and impairment of intangibles	$2,333,000	$860,000	$1,473,000

During the three month period ended September 30, 2014, amortization expense and impairment charges related to our intangible assets totaled $2,333,000 which represents an increase of $1,473,000 (or 171.3%) from amortization and impairment of intangibles recorded for the three month period ended September 30, 2013. Currently, our intangible assets consist of our patent portfolios, which are amortized over their remaining useful lives (i.e., through the expiration date of the patent). During the three month period ended September 30, 2014, we recorded an impairment charge of $1,355,000 related to the patent portfolio containing the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al. There were no impairment charges related to our intangible assets during the three month period ended September 30, 2013. The remaining increase of $118,000 during the current period was due to the additional amortization on patent portfolios that were acquired during the fourth quarter of 2013.

Research and development

	Three months ended September 30,
	2014	2013	Change
Research and development	$228,000	$542,000	$(314,000)

During the three month periods ended September 30, 2014 and 2013, our research and development expenses amounted to $228,000 and $542,000, respectively. The prior period amount excludes research and development expenses related to our mobile social application business which is presented in discontinued operations. The decrease of $314,000 (or 57.9%) is primarily due to a decrease in costs related to third party consultants who were engaged on certain projects during 2013. Such projects had ended prior to 2014 and therefore these third party consultants were no longer utilized in the current period.

General and administrative

	Three months ended September 30,
	2014	2013	Change
General and administrative	$3,920,000	$3,703,000	$217,000

During the three month period ended September 30, 2014, general and administrative expenses increased by $217,000 (or 5.9%), to $3,920,000, compared to $3,703,000 that was recorded during the three month period ended September 30, 2013. The overall increase in general and administrative expenses was primarily due to increased costs in connection with our efforts to consolidate our executive management and finance functions in a centralized location. In addition, there was an increase in corporate legal and accounting fees as compared to the prior period.

Non-operating income, net

	Three months ended September 30,
	2014	2013	Change
Non-operating income, net	$2,820,000	$670,000	$2,150,000

During the three month period ended September 30, 2014, we recorded non-operating income, net, of $2,820,000 compared to non-operating income, net, of $670,000 during the three month period ended September 30, 2013. Included in non-operating income, net, for the three month periods ended September 30, 2014 and 2013, are approximately $2,785,000 and $645,000 of income, respectively, related to a decrease in the fair value of our derivative warrant liabilities. The fair value of our derivative warrant liabilities depends on a variety of assumptions and is significantly driven by our common stock price on the fair value measurement date. An increase in the price of our common stock increases the value of the warrants, resulting in a loss on our statement of operations. A decrease in the price of our common stock decreases the value of the warrants, resulting in a gain on our statement of operations.

During the third quarter of 2014, we experienced a decline in our common stock price. The increase in income related to the fair value of our derivative warrant liabilities of $2,140,000, as compared to the prior three month period, was directly attributable to this common stock price decline.

We expect that our non-operating income (expense) will remain highly volatile, and we may choose to fund our operations through additional financing. In particular, non-operating income (expense) will continue to be affected by the adjustments to fair value of our derivative instruments. In addition to our common stock price, the fair value of these derivative instruments is impacted by assumptions regarding triggering of down-round protection. A higher estimated probability of a down-round protection increases the value of the warrants, resulting in a loss on our statement of operations. A lower estimated probability of a down-round protection decreases the value of the warrants, resulting in a gain on our statement of operations. Also refer to Note 8 to the accompanying unaudited consolidated financial statements.

Loss from discontinued mobile social application operations

	Three months ended September 30,
	2014	2013	Change
Revenue	$—	$50,000	$(50,000)
Operating expenses	—	(707,000)	707,000
Operating loss	—	(657,000)	657,000
Non-operating expense	—	(25,000)	25,000
Loss before taxes on income	—	(682,000)	682,000
Income tax expense	—	(29,000)	29,000
Loss from discontinued operations	$—	$(711,000)	$711,000

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

During the three month period ended September 30, 2014, there were no results from discontinued operations since all related activities ceased when the sale was executed.

Nine month period ended September 30, 2014 compared to the nine month period ended September 30, 2013

Revenue

	Nine months ended September 30,
	2014	2013	Change
Revenue	$1,200,000	$1,100,000	$100,000

During the nine month period ended September 30, 2014, we recorded total revenue of $1,200,000, which represents an increase of $100,000 (or 9.1%) as compared to the nine month period ended September 30, 2013. Revenue during the nine month period ended September 30, 2014 was due to certain one-time payments in connection with license and settlement agreements for certain of our owned intellectual property. Revenue during the nine month period ended September 30, 2013 of $1,100,000 mostly relates to a one-time payment in connection with the license and settlement agreement entered into with Microsoft for $1,000,000.

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

Operating legal costs

	Nine months ended September 30,
	2014	2013	Change
Operating legal costs	$19,722,000	$15,603,000	$4,119,000

During the nine month period ended September 30, 2014, our operating legal costs were $19,722,000, which represents an increase of $4,119,000 (or 26.4%) from operating legal costs recorded for the nine months ended September 30, 2013. This increase was primarily due to the timing and nature of consulting and patent litigation costs related to legal proceedings against Google and ZTE. During the nine month period ended September 30, 2014, there were costs associated with the oral argument heard in the appeals court in May 2014 in connection with our legal proceedings against Google. With respect to our legal proceedings against ZTE, costs during the nine month period ended September 30, 2014 were associated with our continued worldwide litigation efforts including commencement of legal actions in Brazil, Malaysia, Spain, Netherlands, and other countries. In addition, we incurred costs during the current period in the U.S. related to our efforts in obtaining the temporary restraining order and preliminary and permanent injunctions against ZTE related to its use of prohibited materials captured under NDA. There was also an increase in stock-based compensation expense (approximately $141,000) due to our efforts to expand our in-house legal department staff.

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

Amortization and impairment of intangibles

	Nine months ended September 30,
	2014	2013	Change
Amortization and impairment of intangibles	$4,258,000	$2,538,000	$1,720,000

During the nine month period ended September 30, 2014, amortization expense and impairment charges related to our intangibles totaled $4,258,000 which represents an increase of $1,720,000 (or 67.8%) from amortization and impairment of intangibles recorded for the nine month period ended September 30, 2013. Currently, our intangible assets consist of our patent portfolios which are amortized over their remaining useful lives (i.e., through the expiration date of the patent). During the quarter ended September 30, 2014, we recorded an impairment charge of $1,355,000 related to the patent portfolio containing the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al. There were no impairment charges related to our intangible assets during the nine month period ended September 30, 2013. The remaining increase of $365,000 during the current period was due to the additional amortization of patent portfolios that were acquired during the fourth quarter of 2013.

Research and development

	Nine months ended September 30,
	2014	2013	Change
Research and development	$670,000	$1,279,000	$(609,000)

During the nine month periods ended September 30, 2014 and 2013, our research and development expenses amounted to $670,000 and $1,279,000, respectively. These amounts exclude research and development expenses related to our mobile social application business which is presented in discontinued operations. The decrease of $609,000 (or 47.6%) is primarily due to a decrease in costs related to third party consultants who were engaged on certain projects during 2013. Such projects had ended prior to 2014 and therefore these third party consultants were no longer utilized in the current period.

As mentioned above, in February 2014, we sold our mobile social application business to InfoMedia. As part of the sale agreement, the employment of our mobile products and services personnel were assumed by InfoMedia.

General and administrative

	Nine months ended September 30,
	2014	2013	Change
General and administrative	$11,924,000	$11,453,000	$471,000

During the three month period ended September 30, 2014, general and administrative expenses increased by $471,000 (or 4.1%), to $11,924,000, compared to $11,453,000 that was recorded during the nine month period ended September 30, 2013. The overall increase in general and administrative expenses was primarily due to increased costs in connection with our efforts to consolidate our executive management and finance functions in a centralized location. In addition, there was an increase in corporate legal, insurance, and accounting costs as compared to the prior period.

Non-operating income (expense), net

	Nine months ended September 30,
	2014	2013	Change
Non-operating income (expense), net	$2,049,000	$(1,164,000)	$3,213,000

During the nine month period ended September 30, 2014, we recorded non-operating income, net, of $2,049,000 compared to non-operating expense, net, of $1,164,000 during the nine month period ended September 30, 2013. Included in non-operating income, net, for the nine month period ended September 30, 2014 is approximately $2,057,000 related to a decrease in the fair value of our derivative warrant liabilities during the period. The fair value of our derivative warrant liabilities depends on a variety of assumptions and is significantly driven by our common stock price on the fair value measurement date. An increase in the price of our common stock increases the value of the warrants, resulting in a loss on our statement of operations. A decrease in the price of our common stock decreases the value of the warrants, resulting in a gain on our statement of operations.

During the third quarter of 2014, we experienced a decline in our common stock price. The increase in income related to the fair value of our derivative warrant liabilities during the current period was directly attributable to this common stock price decline. During the nine month period ended September 30, 2013, a charge of $1,574,000 was recorded related to the removal of the down-round protection clause in certain then outstanding Series 1 Warrants. This charge was partially offset by income of $410,000 related to a decrease in fair value of our then remaining derivative warrant liabilities.

We expect that our non-operating income (expense) will remain highly volatile, and we may choose to fund our operations through additional financing. In particular, non-operating income (expense) will continue to be affected by the adjustments to fair value of our derivative instruments. In addition to our common stock price, the fair value of these derivative instruments is impacted by assumptions regarding triggering of down-round protection. A higher estimated probability of a down-round protection increases the value of the warrants, resulting in a loss on our statement of operations. A lower estimated probability of a down-round protection decreases the value of the warrants, resulting in a gain on our statement of operations. Also refer to Note 8 to the accompanying unaudited consolidated financial statements.

Loss from discontinued mobile social application operations

	Nine months ended September 30,
	2014	2013	Change
Revenue	$37,000	$176,000	$(139,000)
Operating expenses	(266,000)	(2,600,000)	2,334,000
Operating loss	(229,000)	(2,424,000)	2,195,000
Non-operating income (expense)	20,000	(56,000)	76,000
Loss before taxes on income	(209,000)	(2,480,000)	2,271,000
Income tax expense	—	(47,000)	47,000
Loss from discontinued operations	$(209,000)	$(2,527,000)	$2,318,000

On February 18, 2014, we executed the sale of our mobile social application business to InfoMedia, receiving eighteen (18) Class B shares of InfoMedia as consideration, which represent an 8.25% ownership interest. Additionally, our Chief Executive Officer was appointed as a full voting member on InfoMedia’s board of directors and we received a number of customary protective rights. The InfoMedia Class B shares are accounted for as a cost-method investment. Cash requirements for termination of mobile operations included mainly post-employment obligations, were incurred during the six month period ended June 30, 2014, and are considered to be immaterial.

During the nine month period ended September 30, 2014, operating expenses decreased by $2,334,000 (or 89.8%), to $266,000, from $2,600,000 recorded during the nine month period ended September 30, 2013. This decrease is primarily due to the fact that there were no substantial operating expenses and no amortization related to acquired technology during the current year as the related asset was classified as held for sale as of December 31, 2013 and was subsequently sold to InfoMedia in February 2014.

Taxes on Income

As of September 30, 2014, our estimated aggregate total net tax loss carryforwards ("NOL") was approximately $107 million for U.S. federal, state and local purposes expiring 20 years from the respective tax years to which they relate. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, our ability to utilize all such NOL and credit carryforwards may be limited.

A valuation allowance has been recorded against the net deferred tax asset in the U.S., as it is in the opinion of our management that it is more likely than not that the operating loss carryforwards will not be utilized in the foreseeable future.

We file our tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. Vringo, Inc. has open tax years for 2010 through 2013. As of September 30, 2014, all tax years for our subsidiary Innovate/Protect are still open. The Israeli subsidiary files its income tax returns in Israel. As of September 30, 2014, the Israeli subsidiary has open tax years for 2010 through 2013.

We did not have any material unrecognized tax benefits as of September 30, 2014. We do not expect to record any additional material provisions for unrecognized tax benefits within the next year.

Liquidity and Capital Resources

As of September 30, 2014, we had a cash balance of $24,290,000. This represents a decrease of $9,296,000 from our cash balance on December 31, 2013, which is mainly due to net cash used by us in our business operations of approximately $20,215,000 during the nine month period ended September 30, 2014. Our average monthly cash spent in operations for the nine month periods ended September 30, 2014 and 2013 was approximately $2,200,000 and $1,900,000, respectively. The majority of these expenditures consisted of costs related to our four litigation campaigns. In our case against Google et al., we incurred costs related to the preparation for the oral argument, which was heard before the Federal Circuit on May 6, 2014, in addition to other related costs. In our cases against ZTE and ASUS, we incurred costs related to the preparation and filing of briefs and other court documents, as well as case preparation and management. A large percentage of these costs were incurred in the United Kingdom, Australia, Germany, Brazil, the Netherlands, and France. In civil law jurisdictions, such as Germany, France, Spain, and others, the majority of costs are incurred in the early stages of litigation and we anticipate that the costs in these jurisdictions will be lower in future periods. In our case against Tyco, we incurred costs related to the preparation and filing of briefs and other court documents, case preparation and management, and the worldwide resolution of litigation between the parties. In addition, we paid approximately $2,304,000 in deposits with courts related to proceedings in Germany and Brazil.

The overall decrease in our cash balance from expenditures related to our litigation campaigns was partially offset by approximately $13,452,000 that was received in connection with the exercises of warrants and stock options that occurred during the nine month period ended September 30, 2014, as described below. As of September 30, 2014, our total stockholders' equity was $104,919,000 which mainly decreased due to continuing accumulated operating deficits since December 31, 2013.

During the nine month period ended September 30, 2014, a total of 6,415,992 warrants to purchase an aggregate of 6,415,992 shares of our common stock, at an exercise price of $1.76 per share, were exercised by our warrant holders, pursuant to which we received $11,292,000. These proceeds are most significantly attributable to the execution of the agreements with certain of our warrant holders described above in connection with the June 2014 Warrants. In addition, 1,126,815 options to purchase 1,126,815 shares of our common stock were exercised during the nine month period ended September 30, 2014. As a result, we received $2,160,000 through September 2014.

Based on current operating plans, we expect to have sufficient funds for our operations for at least the next twelve months. In addition, until we generate sufficient revenue, we may need to raise additional funds, which can be achieved through the issuance of additional equity or debt, or through loans from financial institutions. There can be no assurance, however, that any such opportunities will materialize. We may also be able to raise additional funds through the exercise of our outstanding warrants and options, however, a significant portion of such outstanding equity instruments are currently “out of the money” due to the recent decline in our stock price.

We anticipate that we will continue to search for additional sources of liquidity, when needed, until we generate positive cash flows to support our operations. We cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some of our business plans. Any future sales of securities to finance our operations may require stockholder approval and will dilute existing stockholders' ownership. We cannot guarantee when or if we will ever generate positive cash flows.

Cash flows

	Nine months ended September 30,
	2014	2013	Change
Net cash used in operating activities	$(20,215,000)	$(17,384,000)	$(2,831,000)
Net cash used in investing activities	$(2,550,000)	$(692,000)	$(1,858,000)
Cash provided by financing activities	$13,452,000	$1,539,000	$11,913,000

Operating activities

During the nine month period ended September 30, 2014, net cash used in operating activities totaled $20,215,000. During the nine month period ended September 30, 2013, net cash used in operating activities totaled $17,384,000. The $2,831,000 increase in net cash used in operating activities was mainly due to increased litigation costs described above, as well as an increase in cost of our in-house staff, which we began expanding during the second half of 2013.

Our net cash used in operating activities could increase if we engage in future business development activities. As we expect to move towards greater revenue generation in the future, we expect that these amounts will be offset over time by the collection of revenues.

Investing activities

During the nine month period ended September 30, 2014, net cash used in investing activities totaled $2,550,000. During the nine month period ended September 30, 2013, net cash used in investing activities totaled $692,000. Net cash used in investing activities during the nine month period ended September 30, 2014 is mostly comprised of the $2,304,000 deposited with courts that is described above. Net cash used in investing activities during the nine month period ended September 30, 2013 is related to certain short-term investments made during that period. There was also an increase in fixed asset purchases during the nine month period ended September 30, 2014 as compared to the nine month period ended September 30, 2013.

We expect that net cash used in investing activities will increase as we intend to continue to acquire additional intellectual property assets and invest surplus cash, according to our investment policy.

Financing activities

During the nine month period ended September 30, 2014, cash provided by financing activities totaled $13,452,000, which relates to funds that we received from the exercises of warrants and stock options in the total amount of $11,292,000 and $2,160,000, respectively. During the nine month period ended September 30, 2013, cash provided by financing activities totaled $1,539,000, which relates to funds received from the exercises of warrants and stock options in the total amount of $566,000 and $973,000, respectively.

A significant portion of our issued and outstanding warrants, for which the underlying shares of common stock held by non-affiliates are freely tradable, are currently “out of the money.” Therefore, the potential of additional incoming funds from exercises by our warrant holders is very limited as of September 30, 2014. To the extent that this portion of our issued and outstanding warrants were “in the money”, it could be used as a source of additional funding if the warrant holders choose to exercise.

We may also choose to raise additional funds in connection with any acquisitions of patent portfolios or other intellectual property assets that we may pursue. There can be no assurance, however, that any such opportunity will materialize. Moreover, any such financing would likely be dilutive to our current stockholders.

Future operations

We are constantly seeking to identify patent portfolios, other intellectual property assets and operating businesses that we may wish to acquire. In addition, we are continuing to explore further opportunities for strategic business alliances. However, there can be no assurance that any such opportunities will be consummated.

Off-Balance Sheet Arrangements

From October 2012 through the filing date of this Form 10-Q, our subsidiaries filed patent infringement lawsuits against the subsidiaries of ZTE Corporation in the United Kingdom, France, Germany, Australia, India, Brazil, Malaysia, Romania, and the Netherlands. Should we be deemed the losing party in any of its applications to the court in the UK, we may be held responsible for a portion of the defendant’s legal fees for the relevant application or for the litigation. Pursuant to negotiation with ZTE’s UK subsidiary, in the United Kingdom, we placed two written commitments to ensure the payment of a potential liability by Vringo Infrastructure resulting for the two cases filed in the fourth quarter of 2012 and second quarter of 2013, which the defendants estimated to be approximately $2,900,000 each. In addition, we may be required to grant additional written commitments, as necessary, in connection with our commenced proceedings against ZTE Corporation in Europe, Brazil, India and Australia. It should be noted, however, that if we were successful on any court applications or the entirety of any litigation, ZTE Corporation would be responsible for a substantial portion of our legal fees.

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

Contractual Obligations

The following table summarizes our future contractual obligations beginning on October 1, 2014:

	Remainder of 2014	2015	2016	2017	2018	2019	Total
Operating leases	$67,000	$403,000	$403,000	$407,000	$416,000	$347,000	$2,043,000

In July 2012, the Company signed a rental agreement for its corporate executive office in New York for an annual rental fee of approximately $137,000 (subject to certain adjustments) which was to expire in September 2015. However, in January 2014, the Company entered into an amended lease agreement with the landlord for newly renovated office within the same building. The initial annual rental fee for this new office is approximately $403,000 (subject to certain future escalations and adjustments) beginning when the new office space was available on August 1, 2014. This lease will expire in October 2019.

Critical Accounting Estimates

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 10, 2014, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions. The following discussion has been included only to provide the results of the interim goodwill impairment test performed during the third quarter of 2014.

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other. We have one reporting unit for purposes of evaluating goodwill impairment and performs our annual goodwill impairment test on December 31.

We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we would not need to perform the two-step impairment test for the reporting unit. If we cannot support such a conclusion or we do not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Fair value of the reporting unit is determined using certain valuation techniques, including the estimation of an implied control premium, in addition to our market capitalization on the measurement date.

If the fair value of the reporting unit exceeds its carrying value, then the second step of the impairment test (measurement) does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform the second step of the impairment test. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to an acquisition price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. A significant amount of judgment is required in estimating the fair value of a reporting unit and performing goodwill impairment tests.

Based upon a combination of factors and developments occurring during the third quarter of 2014, including a decline in our stock price, we determined that there were impairment indicators related to our goodwill which were deemed “triggering” events requiring that goodwill be tested for impairment as of September 30, 2014. Our stock price opened at $3.18, reached a low of $0.67, and closed at $0.88 on August 15, 2014. The closing price of our stock on September 30, 2014 was $0.95. Our average closing stock price from August 15, 2014 through September 30, 2014 was approximately $1.05, ranging from $0.95 to $1.40 during that time period. We performed the first step of the goodwill impairment test as of September 30, 2014 in order to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit was determined with the assistance of a third party valuation specialist using certain valuation techniques, including the estimation of an implied control premium, in addition to our market capitalization on the measurement date. The implied control premium selected was developed based on certain observable market data of comparable companies. The market capitalization is sensitive to the volatility of our stock price. Based upon the first step of the goodwill impairment test performed as of September 30, 2014, we determined that the fair value of the reporting unit was in excess of its carrying amount by approximately 14% and therefore the second step of the goodwill impairment test was not required.

While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting unit, it is possible a material change could occur. For instance, a subsequent decline in our common stock price would lower our market capitalization affecting the fair value of the reporting unit. Additionally, market data used in the future assessment of the implied control premium could change our current estimate. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to perform the second step, which could result in a material impairment of our goodwill. The closing price of our stock on September 30, 2014 was $0.95. Our closing stock price during October 2014 ranged from $0.72 to $1.10.

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

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. To minimize risks in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in securities such as commercial paper and money market funds. As of September 30, 2014 and December 31, 2013, our cash was mostly held in money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Accordingly, a 100 basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a material impact on the value of such money market funds.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II— OTHER INFORMATION

Item 1. Legal Proceedings.

Search Patents

On August 15, 2014, a panel at the U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit") held that the asserted claims of the patents asserted by our wholly-owned subsidiary I/P Engine, Inc. against AOL Inc, Google, Inc. et al. are invalid for obviousness. One of the three judges on the panel dissented. On August 20, 2014, we announced that I/P Engine would seek en banc review of the split panel's decision.

On October 15, 2014, I/P Engine filed a petition for rehearing en banc. On October 20, 2014, the Federal Circuit invited the Defendants (as defined below) to respond to the petition for rehearing en banc.

Background on District Court and Court of Appeals Proceedings

On September 15, 2011, I/P Engine initiated litigation in the United States District Court, Eastern District of Virginia, against AOL Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc., and Target Corporation (collectively, the "Defendants") for infringement of claims of U.S. Patent Nos. 6,314,420 and 6,775,664, which I/P Engine acquired from Lycos, Inc.

Trial commenced on October 16, 2012, and the case was submitted to the jury on November 1, 2012.

On November 6, 2012, the jury ruled in favor of I/P Engine and against the Defendants. After upholding the validity of the patents-in-suit, and determining that the asserted claims of the patents were infringed by the defendants, the jury found that reasonable royalty damages should be based on a "running royalty," and that the running royalty rate should be 3.5%. The jury also awarded I/P Engine a total of approximately $30,500,000. On November 20, 2012, the clerk entered the District Court's final judgment.

On January 3, 2014, the District Court ordered that I/P Engine recover an additional sum of $17,320,000 from Defendants for supplemental damages and prejudgment interest.

On January 21, 2014, the District Court ruled that Defendants' alleged design-around is "nothing more than a colorable variation of the system adjudged to infringe," and accordingly I/P Engine "is entitled to ongoing royalties as long as Defendants continue to use the modified system."

On January 28, 2014, the District Court ruled that the appropriate ongoing royalty rate for Defendants' continued infringement of the patents-in-suit that "would reasonably compensate [I/P Engine] for giving up [its] right to exclude yet allow an ongoing willful infringer to make a reasonable profit" is a rate of 6.5% of the 20.9% royalty base previously set by the District Court.  The Defendants also filed a separate appeal related to these matters.

The court dockets for the foregoing cases are publicly available on the Public Access to Court Electronic Records website, www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts.

Background on United States Patent and Trademark Office Proceedings

On May 24, 2012, Google submitted a request to the USPTO for ex parte reexamination of certain claims of U.S. Patent No. 6,314,420.   On September 13, 2013, the USPTO issued a certificate confirming that all of the claims in the '420 patent challenged by Google remain valid and unchanged.

On November 28, 2012, Google submitted a request to the USPTO for ex parte reexamination of certain claims of U.S. Patent No. 6,775,664.  On February 8, 2013, Google filed another request to the USPTO for ex parte reexamination of certain claims of the '664 patent.  On June 13, 2013, the USPTO merged the two reexamination proceedings regarding the '664 patent.  On December 13, 2013, the USPTO issued a certificate confirming that all of the claims in the '664 patent challenged by Google remain valid and unchanged.

On August 19, 2013, Google submitted another request to the USPTO for ex parte reexamination of certain claims of the '420 patent.  On July 31, 2014, the USPTO issued a certificate confirming that all of the claims in the '420 patent challenged by Google remain valid and unchanged.

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

As one of the means of realizing the value of the patents on telecom infrastructure, our wholly-owned subsidiaries, Vringo Infrastructure, Inc. (“Vringo Infrastructure”), Vringo, Inc. and Vringo Germany GmbH (“Vringo Germany”) have filed a number of suits against ZTE Corporation (“ZTE”), ASUSTeK Computer Inc. (“ASUS”), Belkin International, Inc. (“Belkin”), and certain of their subsidiaries, affiliates and other companies in the United States, European jurisdictions, India, Australia, Brazil, and Malaysia alleging infringement of certain U.S., European, Indian, Australian, Brazilian, and Malaysian patents.

ZTE

United Kingdom

On October 5, 2012, Vringo Infrastructure filed a suit in the UK High Court of Justice, Chancery Division, Patents Court, alleging infringement of three European patents. Subsequently, ZTE responded to the complaint on December 19, 2012 with a counterclaim for invalidity of the patents-in-suit. Of the three patents-in-suit, one was withdrawn from litigation, one was postponed by mutual agreement of the parties, and one was heard in a trial on liability that commenced on October 28, 2014. A decision is anticipated in December 2014 or January 2015. If the Court finds the patent valid and infringed, the remedy phase of the litigation will commence.

Vringo Infrastructure filed a second UK suit on December 3, 2012, alleging infringement of three additional European patents. A second trial is scheduled for June 2015. However, it is unclear which of the four remaining patents-in-suit will be heard in that trial. A schedule for the remainder of this matter has yet to be set.

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

The hearing for the first European patent case has been postponed by mutual agreement with ZTE; no date has been set for reinstatement. On December 17, 2013, the Court issued its judgment in the second European patent case, finding that ZTE infringed that patent and ordered an accounting and an injunction upon payment of the appropriate bonds. On February 19, 2014, Vringo Germany filed suit in the Mannheim Regional Court seeking enforcement of the accounting ordered and a further order that non-compliance be subject to civil and criminal penalties. On May 5, 2014, we paid a bond of approximately $1,400,000 to the Court in order to enforce the injunction against ZTE. Trial in the suit to enforce the accounting is scheduled for November 2014.

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

China

ZTE has filed 35 reexamination requests of Vringo’s Chinese patents with the Patent Re-Examination Board (“PRB”) of the State Intellectual Property Office of the People’s Republic of China. To date, the PRB has upheld the validity of two of Vringo’s patents and has held that one of Vringo’s patents is invalid. Vringo is appealing the latter decision. The remaining 32 reexamination requests remain pending, with decisions expected to be rendered on a rolling basis.

On February 21, 2014, ZTE filed a civil complaint against Vringo and Vringo Infrastructure in the Shenzhen Intermediate Court alleging Vringo violated China’s antimonopoly laws. Vringo received notice of the action on June 26, 2014. Vringo intends to vigorously contest all aspects of this action in the appropriate manner. On July 28, 2014, Vringo filed a motion to have this complaint dismissed due to lack of jurisdiction. On August 6, 2014, the Court dismissed this motion. Vringo has appealed this dismissal; a hearing date in the appeal has not yet been set. The remainder of the case remains pending, and a schedule has not yet been set.

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

India

On November 7, 2013, we and our subsidiary, Vringo Infrastructure, filed a patent infringement lawsuit in the High Court of Delhi at New Delhi, India, alleging infringement of an Indian patent related to CDMA. On November 8, 2013, the Court granted an ex-parte preliminary injunction and appointed commissioners to inspect ZTE’s facilities and collect evidence. ZTE appealed the preliminary injunction and, on December 12, 2013, the Court instituted an interim arrangement.

On February 3, 2014, we filed a motion for contempt for ZTE’s failure to comply with the Court’s order, and requested that the Court order ZTE to pay an increased bond. A ruling on this motion is pending.

On January 31, 2014, we and our subsidiary, Vringo Infrastructure, filed a patent infringement lawsuit in the High Court of Delhi at New Delhi, alleging infringement of a second Indian patent related to GSM Infrastructure. The Court granted an ex-parte preliminary injunction and appointed commissioners to inspect ZTE’s facilities and collect evidence. ZTE appealed the preliminary injunction and, on August 13, 2014, the Court instituted an interim arrangement.

On August 30, 2014, we filed a motion for contempt for ZTE’s failure to comply with the Court’s order, and requested that the Court order ZTE to pay an increased bond. A ruling on this motion is pending.

Brazil

On April 14, 2014, Vringo Infrastructure filed a patent infringement lawsuit in the 5th Trial Court of Rio de Janeiro State Court in Brazil, alleging infringement of a Brazilian patent related to 3G/4G/LTE infrastructure. On April 15, 2014, the court granted an ex-parte preliminary injunction restraining ZTE from manufacturing, using, offering for sale, selling, installing, testing, or importing such infrastructure equipment, subject to a fine. To enforce the injunction, the Company posted a bond of approximately $904,000 with the court on April 17, 2014. On May 9, 2014, ZTE filed an interlocutory appeal against the injunction. This appeal was denied by the Court on June 16, 2014. ZTE continues to vigorously defend its position.

On July 17, 2014, ZTE filed a nullity suit in the Federal district court in Rio de Janiero, Brazil, against both Vringo and the Brazilian patent office, seeking to invalidate Vringo’s Brazilian patent. A schedule for the remainder of this matter has not yet been set.

Malaysia

On June 23, 2014, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the High Court of Malaya at Kuala Lumpur. The Court is expected to hear the case in March 2015.

Romania

On June 23, 2014, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the Bucharest Tribunal Civil Section. On July 1, 2014, the court granted an ex-parte preliminary injunction, ordering ZTE to cease any importation, exportation, introduction on the market, offer for sale, storage, sale, trade, distribution, promotion, or any other business activity regarding the infringing product. ZTE appealed the granting of the injunction and, on October 10, 2014, the Bucharest Court of Appeal suspended enforcement of the injunction in light of ZTE’s allegations that it was immediately subject to approximately $39,900,000 in contract losses, pending the outcome of the appeal, which is expected before mid-December 2014. The remaining schedule has not yet been set in this matter.

Netherlands

On May 28, 2014, Vringo Infrastructure commenced legal proceedings, pursuant to European Anti-Piracy Regulations, Number 1383/2003, Article 11 against ZTE in the District Court of The Hague. ZTE has filed an invalidity lawsuit for the patent-in-suit. A schedule has not yet been set in this matter.

On June 4, 2014, ZTE filed suit in the District Court of Rotterdam against Vringo and Vringo Infrastructure for the alleged wrongful detention of goods under the relevant anti-piracy regulations. A schedule has not yet been set in this matter.

On July 24, 2014, ZTE filed a request with the District Court of The Hague to seek the release of ZTE UMTS products being held by Dutch customs officials and to order Vringo to ask the Dutch customs authorities to stop their actions against ZTE’s products based on the Anti-Piracy Regulations of the European Union. On October 24, 2014, the President of the Court denied ZTE’s requests, and upheld the detention of ZTE’s goods, finding, prima facie, that ZTE has infringed one of Vringo’s European patents, upholding the validity of that patent, and rejecting ZTE’s argument that Vringo has violated European competition law by enforcing that patent. ZTE was also ordered to pay Vringo’s legal costs of approximately $250,000. ZTE may choose to appeal this decision.

United States

On July 2, 2014, Vringo filed suit in the United States District Court for the Southern District of New York seeking a temporary restraining order and preliminary and permanent injunctions against ZTE, enjoining ZTE’s use of prohibited materials captured under NDA, including but not limited to ZTE’s use of such materials in its antitrust lawsuit in China against Vringo and Vringo Infrastructure. On July 7, 2014, the court granted a temporary restraining order against ZTE’s use of such material. On July 23, 2014, ZTE filed a counterclaim against Vringo. On July 24, 2014, the Court held a hearing on Vringo’s motion for a preliminary injunction against ZTE. A ruling on this motion is pending. On October 2, 2014, Vringo filed a motion for judgment on the pleadings, similar to a motion for summary judgment, asking the court to render a judgment on Vringo’s cause of action based solely on the pleadings of the parties.

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

India

On April 15, 2014, Vringo Infrastructure filed suit in the High Court of Delhi, New Delhi alleging infringement of a patent related to use of dictionaries in search engines preloaded on certain ASUS devices. Google has successfully petitioned to intervene as an interested party and has the right to file responsive pleadings. The pleading stage of the litigation will be completed in December 2014. A schedule for the remainder of case has not yet been set.

Tyco

On April 28, 2014, the Company entered into a confidential agreement with Tyco that resolved all litigation pending between the parties.

Belkin

On October 1, 2014, the Company entered into a confidential agreement with Belkin that resolved all litigation pending between the parties.

Item 1A. Risk Factors.

The risk factors set forth below update the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014. In addition to the risk factors below and the risk factors included in our Annual Report on Form 10-K, as updated by our Quarterly Report on Form 10-Q, you should carefully consider the other risks highlighted elsewhere in this report or in our other filings with the Securities and Exchange Commission, which could materially affect our business, financial position and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial position and results of operations.

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

In Germany, the amount of fees payable by a losing party is determined based on certain possible statutory levels of “value in dispute.” The value in dispute is only very loosely correlated to the actual value of any potential final settlement or license. The estimated value in dispute for each of the four patent infringement cases we have filed against ZTE in Germany, and for each of the two patent infringement cases we have filed against ASUS in Germany is approximately $1,400,000. The estimated value in dispute for each of the four invalidity cases which ZTE has filed against us in Germany is approximately $1,700,000. Under the current statute, our risk is capped at approximately $1,000,000 were the court to determine that the value in dispute is at the highest tier under law.

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

There is a risk that a court will find our patents invalid, not infringed or unenforceable and/or that the U.S. Patent and Trademark Office (USPTO) or other relevant patent office will either invalidate the patents or materially narrow the scope of their claims during the course of a reexamination, opposition or other such proceeding. In addition, even with a positive trial court verdict, the patents may be invalidated, found not infringed or rendered unenforceable on appeal. This risk may occur either presently or from time to time in connection with future litigations we may bring. If this were to occur, it would have a material adverse effect on the viability of our company and our operations.

We believe that certain companies infringe certain of our patents, but recognize that obtaining and collecting a judgment against such companies may be difficult or impossible. Patent litigation is inherently risky and the outcome is uncertain. Some of the parties that we believe infringe on our patents are large and well-financed companies with substantially greater resources than ours. We believe that these parties would devote a substantial amount of resources in an attempt to avoid or limit a finding that they are liable for infringing on our patents or, in the event liability is found, to avoid or limit the amount of associated damages. In addition, there is a risk that these parties may file reexaminations or other proceedings with the USPTO or other government agencies in the United States or abroad in an attempt to invalidate, narrow the scope or render unenforceable the patents we own.

In addition, as part of our ongoing legal proceedings, the validity and/or enforceability of our patents is often challenged in a court or an administrative proceeding. On August 15, 2014, the Federal Circuit reversed a judgment of the United States District Court for the Eastern District of Virginia by holding that the asserted claims of the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al. are invalid for obviousness. During the third quarter of 2014, we experienced a decline in our common stock price.

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

If we fail to comply with the continued listing requirements of the NASDAQ Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the NASDAQ Capital Market (“NASDAQ”). We must satisfy NASDAQ’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ will send a deficiency notice to the company, advising that it has been afforded a "compliance period" of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available.

A delisting of our common stock from NASDAQ could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

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

Should our warrants outstanding as of October 24, 2014, be exercised, there would be an additional 17,423,851 shares of common stock eligible for trading in the public market. In addition, we currently have incentive equity instruments outstanding to purchase 10,089,595 shares of our common stock granted to our management, employees, directors and consultants. Certain options granted to officers, directors and certain key employees are subject to acceleration of vesting of 75% and 100% (according to the agreement signed with each grantee), upon a subsequent change of control. Certain options granted in prior years that are outstanding have exercise prices that are below recent market prices. Such securities, if exercised, will increase the number of issued and outstanding shares of our common stock. Therefore, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants and options could have an adverse effect on the market price for our securities and/or on our ability to obtain future financing.

Future sales of our shares of common stock by our stockholders could cause the market price of our common stock to drop significantly, even if our business is otherwise performing well.

As of October 24, 2014, we had 93,175,380 shares of common stock issued and outstanding, excluding shares of common stock issuable upon exercise of warrants, options or restricted stock units (“RSU”). As shares saleable under Rule 144 are sold or as restrictions on resale lapse, the market price of our common stock could drop significantly, if the holders of restricted shares sell them, or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well.

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

The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies have been highly volatile. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, including, among others, the following:

·	developments or disputes concerning our patents;
·	announcements of developments in our patent enforcement actions;
·	additions to or departures of our key personnel;
·	announcements of technological innovations by us or our competitors;
·	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, capital commitments, new technologies, or patents;
·	new regulatory pronouncements and changes in regulatory guidelines;
·	changes in financial estimates or recommendations by securities analysts; and
·	general and industry-specific economic conditions.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of November 2014.

VRINGO, INC.

By:	/s/ ANASTASIA NYRKOVSKAYA
Anastasia Nyrkovskaya
Chief Financial Officer
(Principal Financial Officer)

