Form 10-K
period 2014-12-31
Vringo Inc
filed 2015-03-16
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to _____

Commission file number 001-34785

VRINGO, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4988129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Third Avenue, 12th Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 309-7549

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Warrants to purchase Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☒ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer ", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer [Do not check if a smaller reporting company]	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the closing sale price of such shares on The NASDAQ Stock Market LLC on June 30, 2014 was $290,632,195.

As of February 20, 2015, 93,404,895 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

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

These risks and uncertainties, many of which are beyond our control, include:

•	our ability to license and monetize our patents, including litigation outcomes;

•	our ability to monetize and recoup our investment with respect to patent assets that we acquire;

•	our ability to protect our intellectual property rights;

•	new legislation, regulations or court rulings related to enforcing patents that could harm our business and operating results;

•	our ability to continue as a going concern;

•	our ability to raise additional capital to fund our operations and business plan;

•	our ability to maintain the listing of our securities on NASDAQ; and

•	our ability to retain key members of our management team.

Forward-looking statements may appear throughout this Annual Report on Form 10-K, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We were incorporated in Delaware on January 9, 2006 and completed an initial public offering in June 2010. On July 19, 2012, Vringo closed a merger transaction (the “Merger”) with Innovate/Protect, Inc., a privately held corporation (“I/P”).

On August 9, 2012, we entered into a patent purchase agreement with Nokia Corporation (“Nokia”), comprising of 124 patent families with counterparts in certain jurisdictions world-wide. The total consideration paid for the portfolio was $22,000,000. Under the terms of the purchase agreement, to the extent that the gross revenue generated by such portfolio exceeds $22,000,000, we are obligated to pay a royalty of 35% of such excess. The portfolio encompasses technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. Declarations were filed by Nokia indicating that 31 of the 124 patent families acquired may be essential to wireless communications standards. We also acquired certain patent portfolios during 2012 and 2013, and have filed over 60 internally developed patent applications since the Merger.

On February 18, 2014, we closed a transaction with InfoMedia Services Limited (“InfoMedia”) for the sale of certain assets and the assignment of certain agreements related to our mobile social application business. As consideration, we received 18 Class B shares of InfoMedia, which represent an 8.25% ownership interest in InfoMedia. InfoMedia is a privately owned, United Kingdom (“UK”) based, provider of customer relationship management and monetization technologies to mobile carriers and device manufacturers. As part of the transaction, we will have the opportunity to license certain intellectual property assets and support InfoMedia to identify and protect new intellectual property.

Our Strategy

We manage an intellectual property portfolio consisting of over 600 patents and patent applications, covering telecom infrastructure, internet search and mobile technologies. These patents and patent applications have been developed internally or acquired from third parties. We strive to develop, acquire, license and protect innovation worldwide. We seek to expand our portfolio of intellectual property through acquisition and development both internally and with the assistance of third parties. Our goal is to partner with innovators of compelling technologies.

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

Intellectual Property

Search Patents

On September 15, 2011, our wholly-owned subsidiary, I/P Engine, Inc. (“I/P Engine”) initiated litigation in the United States District Court, Eastern District of Virginia, against AOL Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc., and Target Corporation (collectively, the "Defendants") for infringement of claims of U.S. Patent Nos. 6,314,420 and 6,775,664, which I/P Engine acquired from Lycos, Inc.

Trial commenced on October 16, 2012, and the case was submitted to the jury on November 1, 2012. On November 6, 2012, the jury ruled in favor of I/P Engine and against the Defendants. After upholding the validity of the patents-in-suit, and determining that the asserted claims of the patents were infringed by the defendants, the jury found that reasonable royalty damages should be based on a "running royalty," and that the running royalty rate should be 3.5%. The jury also awarded I/P Engine a total of approximately $30.5 million. On November 20, 2012, the clerk entered the District Court's final judgment.

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

On August 15, 2014, the Court of Appeals for the Federal Circuit (“Federal Circuit”) held that the asserted claims of the patents-in-suit are invalid for obviousness. On August 20, 2014, Vringo announced that I/P Engine would seek en banc review of the Federal Circuit's decision.

On October 15, 2014, I/P Engine filed a petition for rehearing en banc, in which it argues that the majority's opinion in this case presents important questions of law and is at odds with a series of Supreme Court and Federal Circuit decisions which do not allow appellate judges to disregard a jury's detailed findings under these circumstances. I/P Engine argued that review is particularly appropriate here, where the panel majority not only failed to adopt the proper legal standard, but explicitly rejected it.

On December 15, 2014, the Federal Circuit denied I/P Engine's petition for rehearing of the case en banc and consequently, we announced that I/P Engine will seek review by the U.S. Supreme Court of the Federal Circuit's decision.

The court dockets for the foregoing cases are publicly available on the Public Access to Court Electronic Records website, www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts and the website for the Supreme Court of the United States, www.supremecourt.gov.

Infrastructure Patents

As one of the means of realizing the value of the patents on telecom infrastructure, our wholly-owned subsidiaries, Vringo Infrastructure, Inc. (“Vringo Infrastructure”), Vringo, Inc. and Vringo Germany GmbH (“Vringo Germany”) have filed a number of suits against ZTE Corporation (“ZTE”), ASUSTeK Computer Inc. (“ASUS”), D-Link Corporation (“D-Link”), and certain of their subsidiaries, affiliates and other companies in the United States, European jurisdictions, India, Australia, Brazil, and Malaysia alleging infringement of certain U.S., European, Indian, Australian, Brazilian, and Malaysian patents.

ZTE

United Kingdom

On October 5, 2012, Vringo Infrastructure filed a suit in the UK High Court of Justice, Chancery Division, Patents Court, alleging infringement of three European patents. Subsequently, ZTE responded to the complaint with a counterclaim for invalidity of the patents-in-suit. Vringo Infrastructure filed a second UK suit on December 3, 2012, alleging infringement of three additional European patents.

In March 2014, Vringo Infrastructure withdrew its claim to one of the patents included in the first suit. Another patent included in the first suit was heard in a trial that commenced on October 28, 2014.

On November 28, 2014, the Court found the patent valid as amended and infringed by ZTE. Following the Court’s ruling, ZTE applied to introduce new prior art and re-argue the validity of the patent; the application was rejected on January 30, 2015. The parties will submit pleadings on remedies over the next several months. A hearing to determine the nature and course of the remedies phase of the litigation is scheduled for May 2015.

On February 17, 2015, in order to streamline and expedite the further phases of its litigation in the United Kingdom, avoid unnecessary expense, and following the receipt of information from ZTE that ZTE intends to only sell equipment in the United Kingdom that is not fully compliant with standards of the European Telecommunications Standards Institute (“ETSI”), Vringo withdrew its infringement claims against ZTE on three of the four remaining European Patents in suit in the United Kingdom. Vringo’s claim against ZTE for infringement of the UK part of the remaining European Patent is still pending, and is currently scheduled to be heard by the Court in a trial starting on June 8, 2015.

Germany

On November 15, 2012, Vringo Germany filed a suit in the Mannheim Regional Court in Germany, alleging infringement of a European patent. The litigation was expanded to include a second European patent on February 21, 2013. On November 4, 2013, Vringo Germany filed a further brief with respect to the proceedings of the first European patent suit, asserting infringement by ZTE eNode B infrastructure equipment used in 4G networks. Vringo Germany re-filed the first European patent case in the Regional Court of Düsseldorf on December 5, 2014.

On December 17, 2013, the Court issued its judgment in the second European patent case, finding that ZTE infringed that patent and ordering an accounting and an injunction upon payment of the appropriate bonds. On February 19, 2014, Vringo Germany filed suit in the Mannheim Regional Court seeking enforcement of the accounting ordered and a further order that non-compliance be subject to civil and criminal penalties. On May 5, 2014, we paid a bond of €1,000,000 (approximately $1,216,000 as of December 31, 2014) to the Court in order to enforce the injunction against ZTE. On December 27, 2013, ZTE filed a notice of appeal of the Mannheim Regional Court’s judgment in the second European patent case, and on January 24, 2014, ZTE filed an emergency motion with the Court of Appeals seeking a stay of the judge’s order pending appeal. On February 24, 2014, ZTE’s motion was denied. A hearing in the appeal is scheduled for the third quarter of 2015.

On September 13, 2013 and January 28, 2014, Vringo Germany filed two suits in the Regional Court of Düsseldorf, alleging infringement of two additional European patents. Those cases were heard by the Court on November 27, 2014. On January 22, 2015, the Court issued its judgment, finding that ZTE does not infringe either patent. On February 17, 2015, Vringo filed notices of appeal for each patent. The appeal process is anticipated to take at least one year.

ZTE filed nullity suits with respect to the first and second European patents in the Federal Patents Court in Munich, Germany during the second and fourth quarters, respectively, of 2013. Trial in the nullity suit with respect to the first European patent took place on March 4, 2015. The Court indicated that it will present its findings in a written decision, which is likely to be released in the second quarter of 2015.Trial in the nullity suit with respect to the second European patent has not yet been scheduled.

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

China

ZTE has filed 33 reexamination requests of Vringo’s Chinese patents with the Patent Re-Examination Board (“PRB”) of the State Intellectual Property Office of the People’s Republic of China. To date, the PRB has upheld the validity of eleven of Vringo’s patents and has held that seven of Vringo’s patents are invalid. Vringo has filed appeals on the PRB’s decision on the seven patents that are held invalid. The appeal process is expected to take at least one year. The remaining reexamination requests remain pending, with decisions expected to be rendered on a rolling basis.

On February 21, 2014, ZTE filed a civil complaint against Vringo and Vringo Infrastructure in the Shenzhen Intermediate Court alleging that Vringo violated China’s antimonopoly laws. Vringo received notice of the action on June 26, 2014. Vringo intends to vigorously contest all aspects of this action in the appropriate manner. On July 28, 2014, Vringo filed a motion to have this complaint dismissed due to lack of jurisdiction. On August 6, 2014, the Court dismissed this motion. Vringo filed an appeal of the dismissal, which was denied by the Court. Vringo is considering all aspects of this case, including further appeals.

France

On March 29, 2013, Vringo Infrastructure filed a patent infringement lawsuit in France in the Tribunal de Grande Instance de Paris, alleging infringement of the French part of two European patents. Vringo Infrastructure filed the lawsuit based on particular information uncovered during a seizure to obtain evidence of infringement, known as a saisie-contrefaçon, which was executed at two of ZTE's facilities in France. The oral hearing in relation to these patents is scheduled for April 13, 2015 before the 3rd division of the 3rd chamber of the Tribunal de Grande Instance de Paris (specializing in IP matters).

Australia

On June 11, 2013, Vringo Infrastructure filed a patent infringement lawsuit in the Federal Court of Australia in the New South Wales registry, alleging infringement by ZTE of two Australian patents. In March 2015, the Court granted Vringo’s request to join ZTE as a party to the action. We currently anticipate that the Court will set a trial date in 2015.

Spain

On September 6, 2013, Vringo Infrastructure filed a preliminary inquiry order against ZTE in the Commercial Court of Madrid, Spain, requiring ZTE to provide discovery relating to alleged infringement of a patent which is the Spanish counter-part of the second European patent filed in Germany.  In light of ZTE’s non-responsiveness to the order, on March 24, 2014 the Court granted our request to seek discovery of four of ZTE’s Spanish customers. We have received responses from all four customers. On July 31, 2014, ZTE filed a nullity suit in the Commercial Court of Madrid seeking to invalidate two of the Spanish counter-parts of Vringo’s European patents, including the patent found valid as amended and infringed in the United Kingdom.

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

Brazil

On April 14, 2014, Vringo Infrastructure filed a patent infringement lawsuit in the 5th Trial Court of Rio de Janeiro State Court in Brazil, alleging infringement of a Brazilian patent related to 3G/4G/LTE infrastructure. This is the Brazilian counterpart to the patent found to be valid as amended and infringed in the United Kingdom. On April 15, 2014, the court granted an ex-parte preliminary injunction restraining ZTE from manufacturing, using, offering for sale, selling, installing, testing, or importing such infrastructure equipment, subject to a fine. To enforce the injunction, the Company posted a bond of approximately R$ 2,020,000 (approximately $752,000 as of December 31, 2014) with the court on April 17, 2014. ZTE has filed numerous appeals against the injunction since, all of which have been rejected.

On July 17, 2014, ZTE filed a nullity suit in the Federal district court in Rio de Janiero, Brazil, against both Vringo and the Brazilian patent office, seeking to invalidate Vringo’s Brazilian patent. A schedule for the remainder of this matter has not yet been set.

Malaysia

On June 23, 2014, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the High Court of Malaya at Kuala Lumpur. The Court is expected to hear the case in the fourth quarter of 2015.

Romania

On June 23, 2014, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the Bucharest Tribunal Civil Section. On July 1, 2014, the court granted an ex-parte preliminary injunction, ordering ZTE to cease any importation, exportation, introduction on the market, offer for sale, storage, sale, trade, distribution, promotion, or any other business activity regarding the infringing product. ZTE appealed the injunction and, on October 10, 2014, the Bucharest Court of Appeal suspended enforcement of the injunction in light of ZTE’s allegations that it was immediately subject to approximately €31,500,000 in contract losses, pending the outcome of the appeal. On January 8, 2015, the Court rejected ZTE’s appeal, and reinstated the injunction with immediate effect. The Court ordered Vringo to pay a bond of €240,000 in order to continue to enforce the injunction. On February 4, 2015, the Court rejected ZTE’s request for the Court to order Vringo to pay an increased bond of €40,000,000, in a final decision that may not be appealed. Vringo paid the €240,000 bond on February 11, 2015.

Netherlands

On May 28, 2014, Vringo Infrastructure commenced legal proceedings, pursuant to European Anti-Piracy Regulations, Number 1383/2003, Article 11 against ZTE in the District Court of The Hague. ZTE has filed an invalidity lawsuit for the patent-in-suit. On August 19, 2014, Vringo Infrastructure filed another suit at the District Court of The Hague, which subsumed the May 18, 2014 lawsuit. A schedule has not yet been set in this matter.

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

On October 23, 2014, ZTE filed suit in the District Court of The Hague seeking the invalidity of Vringo’s European Patent that is the subject of the other proceedings taking place in the same Court. A hearing in this matter has not yet been scheduled.

United States

On July 2, 2014, Vringo filed suit in the United States District Court for the Southern District of New York seeking a temporary restraining order and preliminary and permanent injunctions against ZTE, enjoining ZTE’s use of prohibited materials captured under NDA, including but not limited to ZTE’s use of such materials in its antitrust lawsuit in China against Vringo and Vringo Infrastructure. On July 7, 2014, the court granted a temporary restraining order against ZTE’s use of such material. On July 23, 2014, ZTE filed a counterclaim against Vringo. On July 24, 2014, the Court held a hearing on Vringo’s motion for a preliminary injunction against ZTE. A ruling on this motion is pending. On October 2, 2014, Vringo filed a motion for judgment on the pleadings, similar to a motion for summary judgment, asking the court to render a judgment on Vringo’s cause of action based solely on the pleadings of the parties. A ruling on this motion is pending.

On February 5, 2015, ZTE filed suit in the United States District Court for the District of Delaware alleging that Vringo breached its contractual obligations to ETSI, which it assumed from Nokia when it purchased its infrastructure patent portfolio. On February 6, 2015, the Court granted a temporary restraining order and preliminary injunction against Vringo. On February 10, 2015, the Court dissolved the temporary restraining order and preliminary injunction and granted Vringo’s request to transfer the case to the United States District Court for the Southern District of New York.

On February 5, 2015, ZTE filed inter partes review (“IPR”) requests for five of Vringo’s United States Patents. The requests, filed with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office will remain pending until the PTAB makes a decision on whether to grant the requests and, thus, review the patents. While these patents have counterparts being litigated by Vringo in other parts of the world, none of these United States Patents are currently in litigation.

European Commission

On April 10, 2014, ZTE filed a complaint with the European Commission. We believe that the accusations are not accurate. The European Commission has not yet set the schedule for this matter.

ASUS

Germany

On October 4, 2013 and January 29, 2014, Vringo Germany filed two patent infringement lawsuits against ASUS in the Düsseldorf Regional Court, alleging infringement of two European patents. Those cases were heard by the Court on November 27, 2014. On January 22, 2015, the Court issued its judgment, finding that ASUS does not infringe either patent. On February 17, 2015, Vringo filed notices of appeal for each patent. The appeal process is anticipated to take at least one year.

ASUS filed nullity suits with respect to the first and second European patents in the Federal Patents Court in Munich, Germany, during the second quarter of 2014. Trials in the nullity suits have not been scheduled but are not anticipated before the second quarter of 2016 for the first patent and the second quarter of 2015 for the second patent.

Spain

On February 7, 2014, Vringo Infrastructure filed suit in the Commercial Court of Barcelona alleging infringement of a patent which is the Spanish counter-part of the first European patent filed in Germany. The oral hearing for this case was heard before the Commercial Court of Barcelona on November 25, 2014. Judgment is pending. On December 19, 2014, ASUS filed a nullity suit with respect to the same patent. A schedule for the case has not yet been set.

India

On April 15, 2014, Vringo Infrastructure filed suit in the High Court of Delhi, New Delhi alleging infringement of a patent related to use of dictionaries in search engines preloaded on certain ASUS devices. Google has successfully petitioned to intervene as an interested party and, by right, has filed responsive pleadings. A schedule for the remainder of case has not yet been set.

Tyco

On April 28, 2014, we entered into a confidential agreement with Tyco that resolved all litigation pending between the parties.

Belkin

On October 1, 2014, we entered into a confidential agreement with Belkin that resolved all litigation pending between the parties.

D-Link

On December 4, 2014, Iron Gate Security, Inc., a wholly-owned subsidiary of Vringo, filed suit against D-Link Corporation and D-Link Systems, Inc., alleging infringement of a United States Patent. A schedule for this matter has not yet been set.

Other Legal Matters

On January 13, 2015, Vringo Infrastructure received a Notice of Anti-Monopoly Investigation Interview from the National Development and Reform Commission of the People’s Republic of China.

Competition

We encounter competition in the area of patent acquisition and enforcement as the number of companies entering this market is increasing. This includes competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire. Most of our competitors have much longer operating histories, and significantly greater financial and human resources, than we have. Entities such as VirnetX (NYSE:VHC), Acacia Research Corporation (NASDAQ:ACTG), Interdigital, Inc. (NASDAQ: IDCC), RPX Corporation (NASDAQ:RPXC) and others presently market themselves as being in the business of creating, acquiring, licensing or leveraging the value of intellectual property assets. We expect others to enter the market as the true value of intellectual property is increasingly recognized and validated.

Employees

As of February 20, 2015, we have 13 full time employees. We do not have employees that are represented by a labor union or are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our Company

Our website address is www.vringoinc.com. Reference in this Annual Report on Form 10-K to this website address does not constitute incorporation by reference of the information contained on the website. We make our filings with the Securities and Exchange Commission, or the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and amendments to the foregoing reports, available free of charge on or through our website as soon as reasonably practicable after we file these reports with, or furnish such reports to, the SEC. In addition, we post the following information on our website:

•	our corporate code of conduct and our insider trading compliance manual; and
•	charters for our audit committee, nominating and corporate governance committee, and compensation committee.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

In order for us to raise capital privately through equity or equity-linked transactions, stockholder approval is required to enable us to issue more than 19.99% of our outstanding shares of common stock pursuant to the rules and regulations of the NASDAQ Capital Market. Should stockholders not approve such issuances, one means to raise capital could be through debt (if such financing is available), which could have a material adverse effect on our consolidated balance sheet and overall financial condition.

We currently have 17,402,654 warrants outstanding which can be exercised for 17,402,654 shares of common stock and incentive equity instruments outstanding to purchase 9,248,700 shares of our common stock granted to our management, employees, directors and consultants. Substantially all of these aforementioned outstanding equity instruments are currently “out of the money” and therefore our ability to raise capital through the exercise of these outstanding instruments are significantly limited.

There is substantial doubt concerning our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses in the operations of our business and have been dependent on funding our operations through the issuance and sale of equity securities. These circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2014, KPMG LLP, our independent registered public accounting firm, issued a report dated March 16, 2015, stating its opinion that our recurring losses from operations, negative cash flows from operating activities, and potential insufficiency of cash or available sources of liquidity to support our current operating requirements raise substantial doubt as to our ability to continue as a going concern. Investors in our securities should review carefully the report of KPMG LLP. Management’s plans include increasing revenue through the licensing of our intellectual property, strategic partnerships, and litigation, when required, which may be resolved through a settlement or collection. We also intend to continue to expand our planned operations through acquisitions and monetization of additional patents, other intellectual property or operating businesses. However, no assurance can be given at this time as to whether we will be able to achieve these objectives or whether we will have the sources of liquidity for follow through with these plans.

The exercise of a substantial number of warrants or options by our security holders may have an adverse effect on the market price of our common stock.

Should our current warrants outstanding be exercised, there would be an additional 17,402,654 shares of common stock eligible for trading in the public market. The incentive equity instruments currently outstanding to purchase 9,248,700 shares of our common stock granted to our management, employees, directors and consultants are subject to acceleration of vesting of 75% and 100% (according to the agreement signed with each grantee), upon a subsequent change of control. Such securities, if exercised, will increase the number of issued and outstanding shares of our common stock. Therefore, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants and options could have an adverse effect on the market price for our securities and/or on our ability to obtain future financing.

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

We commenced legal proceedings against security and communications companies, and we expect such proceedings to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.

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

We anticipate that legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, we may be forced to litigate against other parties in addition to the originally named defendants. Our adversaries may allege defenses and/or file counterclaims for, among other things, revocation of our patents or file collateral litigations or initiate investigations in the United States, Europe, India, and China or elsewhere in an effort to avoid or limit liability and damages for patent infringement. If such actions are successful, they may preclude our ability to derive licensing revenue from the patents currently being asserted.

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

Further, should we be deemed the losing party in certain of our litigations, we may be liable for some or all of our opponents’ legal fees. In addition, in connection with litigation, we have made several affirmative financial guarantees to courts around the world, and might face the need to make additional guarantees in the future.

In any of our applications to the Court in the UK ZTE litigation or for the entire UK ZTE litigation, we may be held responsible for a substantial percentage of the defendant’s legal fees for the relevant application or for the litigation. These fees may be substantial. Pursuant to negotiation with ZTE’s United Kingdom subsidiary, we placed two written commitments, in November 2012 and May 2013, to ensure payment should a liability by Vringo Infrastructure arise as a result of the two cases we filed. To date, ZTE has asserted that its anticipated fees in defending the UK litigation may be approximately $5,800,000. With respect to the first filed UK case, all claims other than the remedies for the patent found infringed and valid as amended have been dismissed. As such, any remaining costs where Vringo was not the “commercial victor” as defined under UK procedural law can be assessed. With respect to the second filed UK case, we withdrew our claims on two of the three patents-in-suit on February 17, 2015. Vringo anticipates any costs, to the extent that they are assessed, will not exceed the amount of the written commitments related to the cases which is approximately $2,900,000 each.

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

In Germany, the amount of fees payable by a losing party is determined based on certain possible statutory levels of “value in dispute.” The value in dispute is only very loosely correlated to the actual value of any potential final settlement or license. Under the current statute, our risk is capped at approximately $1,000,000 in legal fees were the court to determine that the value in dispute is at the highest tier under law.

In Germany, should the court order an injunction, for it to be enforced, we will have to pay a security based on the relevant statutory rate. In our litigations against ZTE and ASUS the statutory rate is approximately $1,400,000 for each patent asserted. We have already deposited a bond of €1,000,000 on May 5, 2014 (approximately $1,216,000 as of December 31, 2014) in one of our cases. The statutory rate is only loosely correlated to any actual harm the defendant may suffer from an injunction. The district court judge is entitled to increase the amount of the security. Generally, the courts take the value in dispute as the amount payable as security. Should the injunction be successfully overturned on appeal, we may be obligated to compensate the defendant for any damages allegedly suffered as a result of the enforcement of the injunction, which would be ascertained through separate damages proceedings. Should the judgment which granted the injunction be affirmed on appeal, however, the amount paid as security would be returnable to us in full.

In France, should we be deemed to be the losing party, it is more likely than not that we will be ordered to pay a contribution to ZTE’s attorney and expert fees. The court in France will make an assessment of winning party’s costs during the course of the proceeding on the merits, and at its discretion order the losing party to pay a portion of those costs, typically between 40 and 60%.

In Spain, should we be deemed to be the losing party to the nullity suit or our counterclaims against ZTE, it is more likely than not that we will be ordered to pay a contribution to ZTE’s attorney and expert fees. The same would apply for our claims against Asus. The court in Spain will make an assessment of winning party’s costs during the course of the proceeding on the merits, and at its discretion order the losing party to pay a portion of those costs. We estimate the maximum exposure related to this suit to be approximately €90,000 with respect to ZTE and approximately €60,000 with respect to Asus.

In Brazil, as a condition of the relief requested, we deposited R$2,020,000 (approximately $752,000 as of December 31, 2014) as a surety against the truth of the allegations contained in the complaint. Unless ZTE is the prevailing party and proves that actual material damages were suffered while the requested relief was in place, the funds are returnable at the end of the litigation.

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

There is a risk that a court will find our patents invalid, not infringed or unenforceable and/or that the USPTO or other relevant patent offices in various countries will either invalidate the patents or materially narrow the scope of their claims during the course of a reexamination, opposition or other such proceeding. In addition, even with a positive trial court verdict, the patents may be invalidated, found not infringed or rendered unenforceable on appeal. This risk may occur either presently or from time to time in connection with future litigations we may bring. If this were to occur, it would have a material adverse effect on the viability of our company and our operations.

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

In addition, as part of our ongoing legal proceedings, the validity and/or enforceability of our patents-in-suit is often challenged in a court or an administrative proceeding. On August 15, 2014, the Federal Circuit reversed a judgment of the United States District Court for the Eastern District of Virginia by holding that the asserted claims of the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al. are invalid for obviousness. During the third quarter of 2014, we experienced a decline in our common stock price.

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

There is no assurance that we will be able to successfully monetize the patent portfolio that we acquired from Nokia, nor any other patent acquisitions. The patents we acquired from Nokia could fail to produce anticipated benefits, or could have other adverse effects that we currently do not foresee. Failure to successfully monetize these patent assets may have a material adverse effect on our business, financial condition and results of operations.

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

In addition, even if we are able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, we would need to develop and maintain them, and they would heavily rely on, a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property we may develop principally, including the following:

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

We cannot be certain that patents will be issued as a result of any future applications, or that any of our patents, once issued, will provide us with adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we will be the first to make our additional new inventions or to file patent applications covering those inventions. It is also possible that others may have obtained or may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. As to those patents that we may license or otherwise monetize, our rights will depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so. Our failure to obtain or maintain intellectual property rights for our inventions would lead to the loss of our investments in such activities, which would have a material and adverse effect on our company.

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

Furthermore, United States patent laws have been amended by the Leahy-Smith America Invents Act (“America Invents Act”). The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. At this time, it is not clear what, if any, impact the America Invents Act will have on the operation of our enforcement business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

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

Further, the leadership changes in the European Commission (“EC”) make it challenging to predict whether and how the EC will shift its focus from its prior stances regarding the enforcement of intellectual property rights and the relationship between such rights and European competition law.

Additionally, there are numerous initiatives being pursued in multiple countries including India and Brazil, regarding when and how intellectual property rights should be enforced as well as the relationship between enforcement and other laws, including relevant anti-trust or competition law. It is too early to state with any degree of certainty the impact that such initiatives may have on our business.

Additionally, the political and legal climate in China appears to have changed and is causing significant challenges for foreign companies that attempt to enforce their intellectual property rights against Chinese business whether such rights are enforced in China or elsewhere in the world. At this time, it is unclear what if any impact this change in climate will have on our business.

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

On December 18, 2014, we received a notification letter from NASDAQ informing us that for the last 30 consecutive business days, the bid price of our securities had closed below $1.00 per share. This notice has no immediate effect on our NASDAQ listing and we have 180 calendar days, or until June 16, 2015, to regain compliance. To regain compliance, the closing bid price of our securities must be at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by June 16, 2015, we may be eligible for additional time to regain compliance or if we are otherwise not eligible, we may request a hearing before a hearings panel.

Acquisitions of additional patent assets may be time consuming, complex and costly, which could adversely affect our operating results.

Acquisitions of patents or other intellectual property assets, which are and will be critical to our business plan, are often time consuming, complex and costly to consummate. We may utilize many different transaction structures in our acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. As a result, we expect to incur significant operating expenses and will likely be required to raise capital during the negotiations.

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

We routinely enter into non-disclosure agreements with other parties, including but not limited to vendors, law firms, parties with whom we are engaged in negotiations, and employees. However, there exists a risk that those other parties will not honor their contractual obligations to not disclose our confidential information. This may include parties who breach such obligations in the context of confidential settlement offers and/or negotiations. In addition, there exists a risk that, upon such breach and subsequent dissemination of our confidential information, third parties and potential licensees may seek to use such confidential information to their advantage and/or to our disadvantage including in legal proceedings in which we are involved. Our ability to act against such third parties may be limited, as we may not be in privity of contract with such third parties.

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

As of February 20, 2015, we had 93,404,895 shares of common stock issued and outstanding, excluding shares of common stock issuable upon exercise of warrants, options or restricted stock units (“RSU”). As shares saleable under Rule 144 are sold or as restrictions on resale lapse, the market price of our common stock could drop significantly, if the holders of restricted shares sell them, or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our New York office, which serves as our corporate U.S. office, is located at 780 3rd Avenue, New York, New York. The annual rent for this space is approximately $403,000 and the lease expires in October 2019. We believe that our facilities are adequate to accommodate our business needs.

ITEM 3. LEGAL PROCEEDINGS

Search Patents

On September 15, 2011, our wholly-owned subsidiary, I/P Engine initiated litigation in the United States District Court, Eastern District of Virginia, against AOL Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc., and Target Corporation (collectively, the "Defendants") for infringement of claims of U.S. Patent Nos. 6,314,420 and 6,775,664, which I/P Engine acquired from Lycos, Inc.

Trial commenced on October 16, 2012, and the case was submitted to the jury on November 1, 2012. On November 6, 2012, the jury ruled in favor of I/P Engine and against the Defendants. After upholding the validity of the patents-in-suit, and determining that the asserted claims of the patents were infringed by the defendants, the jury found that reasonable royalty damages should be based on a "running royalty," and that the running royalty rate should be 3.5%. The jury also awarded I/P Engine a total of approximately $30.5 million. On November 20, 2012, the clerk entered the District Court's final judgment.

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

On August 15, 2014, the Federal Circuit held that the asserted claims of the patents-in-suit are invalid for obviousness. On August 20, 2014, Vringo announced that I/P Engine would seek en banc review of the Federal Circuit's decision.

On October 15, 2014, I/P Engine filed a petition for rehearing en banc, in which it argues that the majority's opinion in this case presents important questions of law and is at odds with a series of Supreme Court and Federal Circuit decisions which do not allow appellate judges to disregard a jury's detailed findings under these circumstances. I/P Engine argued that review is particularly appropriate here, where the panel majority not only failed to adopt the proper legal standard, but explicitly rejected it.

On December 15, 2014, the Federal Circuit denied I/P Engine's petition for rehearing of the case en banc and consequently, we announced that I/P Engine will seek review by the U.S. Supreme Court of the Federal Circuit's decision.

The court dockets for the foregoing cases are publicly available on the Public Access to Court Electronic Records website, www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts and the website for the Supreme Court of the United States, www.supremecourt.gov.

Infrastructure Patents

As one of the means of realizing the value of the patents on telecom infrastructure, our wholly-owned subsidiaries, Vringo Infrastructure, Vringo, Inc. and Vringo Germany have filed a number of suits against ZTE, ASUS, D-Link, and certain of their subsidiaries, affiliates and other companies in the United States, European jurisdictions, India, Australia, Brazil, and Malaysia alleging infringement of certain U.S., European, Indian, Australian, Brazilian, and Malaysian patents.

ZTE

United Kingdom

On October 5, 2012, Vringo Infrastructure filed a suit in the UK High Court of Justice, Chancery Division, Patents Court, alleging infringement of three European patents. Subsequently, ZTE responded to the complaint with a counterclaim for invalidity of the patents-in-suit. Vringo Infrastructure filed a second UK suit on December 3, 2012, alleging infringement of three additional European patents.

In March 2014, Vringo Infrastructure withdrew its claim to one of the patents included in the first suit. Another patent included in the first suit was heard in a trial that commenced on October 28, 2014.

On November 28, 2014, the Court found the patent valid as amended and infringed by ZTE. Following the Court’s ruling, ZTE applied to introduce new prior art and re-argue the validity of the patent; the application was rejected on January 30, 2015. The parties will submit pleadings on remedies over the next several months. A hearing to determine the nature and course of the remedies phase of the litigation is scheduled for May 2015.

On February 17, 2015, in order to streamline and expedite the further phases of its litigation in the United Kingdom, avoid unnecessary expense, and following the receipt of information from ZTE that ZTE intends to only sell equipment in the United Kingdom that is not fully compliant with standards of ETSI, Vringo withdrew its infringement claims against ZTE on three of the four remaining European Patents in suit in the United Kingdom. Vringo’s claim against ZTE for infringement of the UK part of the remaining European Patent is still pending, and is currently scheduled to be heard by the Court in a trial starting on June 8, 2015.

Germany

On November 15, 2012, Vringo Germany filed a suit in the Mannheim Regional Court in Germany, alleging infringement of a European patent. The litigation was expanded to include a second European patent on February 21, 2013. On November 4, 2013, Vringo Germany filed a further brief with respect to the proceedings of the first European patent suit, asserting infringement by ZTE eNode B infrastructure equipment used in 4G networks. Vringo Germany re-filed the first European patent case in the Regional Court of Düsseldorf on December 5, 2014.

On December 17, 2013, the Court issued its judgment in the second European patent case, finding that ZTE infringed that patent and ordering an accounting and an injunction upon payment of the appropriate bonds. On February 19, 2014, Vringo Germany filed suit in the Mannheim Regional Court seeking enforcement of the accounting ordered and a further order that non-compliance be subject to civil and criminal penalties. On May 5, 2014, we paid a bond of €1,000,000 (approximately $1,216,000 as of December 31, 2014) to the Court in order to enforce the injunction against ZTE. On December 27, 2013, ZTE filed a notice of appeal of the Mannheim Regional Court’s judgment in the second European patent case, and on January 24, 2014, ZTE filed an emergency motion with the Court of Appeals seeking a stay of the judge’s order pending appeal. On February 24, 2014, ZTE’s motion was denied. A hearing in the appeal is scheduled for the third quarter of 2015.

On September 13, 2013 and January 28, 2014, Vringo Germany filed two suits in the Regional Court of Düsseldorf, alleging infringement of two additional European patents. Those cases were heard by the Court on November 27, 2014. On January 22, 2015, the Court issued its judgment, finding that ZTE does not infringe either patent. On February 17, 2015, Vringo filed notices of appeal for each patent. The appeal process is anticipated to take at least one year.

ZTE filed nullity suits with respect to the first and second European patents in the Federal Patents Court in Munich, Germany during the second and fourth quarters, respectively, of 2013. Trial in the nullity suit with respect to the first European patent took place on March 4, 2015. The Court indicated that it will present its findings in a written decision, which is likely to be released in the second quarter of 2015.Trial in the nullity suit with respect to the second European patent has not yet been scheduled.

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

China

ZTE has filed 33 reexamination requests of Vringo’s Chinese patents with the PRB of the State Intellectual Property Office of the People’s Republic of China. To date, the PRB has upheld the validity of eleven of Vringo’s patents and has held that seven of Vringo’s patents are invalid. Vringo has filed appeals on the PRB’s decision on the seven patents that are held invalid. The appeal process is expected to take at least one year. The remaining reexamination requests remain pending, with decisions expected to be rendered on a rolling basis.

On February 21, 2014, ZTE filed a civil complaint against Vringo and Vringo Infrastructure in the Shenzhen Intermediate Court alleging that Vringo violated China’s antimonopoly laws. Vringo received notice of the action on June 26, 2014. Vringo intends to vigorously contest all aspects of this action in the appropriate manner. On July 28, 2014, Vringo filed a motion to have this complaint dismissed due to lack of jurisdiction. On August 6, 2014, the Court dismissed this motion. Vringo filed an appeal of the dismissal, which was denied by the Court. Vringo is considering all aspects of this case, including further appeals.

France

On March 29, 2013, Vringo Infrastructure filed a patent infringement lawsuit in France in the Tribunal de Grande Instance de Paris, alleging infringement of the French part of two European patents. Vringo Infrastructure filed the lawsuit based on particular information uncovered during a seizure to obtain evidence of infringement, known as a saisie-contrefaçon, which was executed at two of ZTE's facilities in France. The oral hearing in relation to these patents is scheduled for April 13, 2015 before the 3rd division of the 3rd chamber of the Tribunal de Grande Instance de Paris (specializing in IP matters).

Australia

On June 11, 2013, Vringo Infrastructure filed a patent infringement lawsuit in the Federal Court of Australia in the New South Wales registry, alleging infringement by ZTE of two Australian patents. In March 2015, the Court granted Vringo’s request to join ZTE as a party to the action. We currently anticipate that the Court will set a trial date in 2015.

Spain

On September 6, 2013, Vringo Infrastructure filed a preliminary inquiry order against ZTE in the Commercial Court of Madrid, Spain, requiring ZTE to provide discovery relating to alleged infringement of a patent which is the Spanish counter-part of the second European patent filed in Germany.  In light of ZTE’s non-responsiveness to the order, on March 24, 2014 the Court granted our request to seek discovery of four of ZTE’s Spanish customers. We have received responses from all four customers. On July 31, 2014, ZTE filed a nullity suit in the Commercial Court of Madrid seeking to invalidate two of the Spanish counter-parts of Vringo’s European patents, including the patent found valid as amended and infringed in the United Kingdom.

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

Brazil

On April 14, 2014, Vringo Infrastructure filed a patent infringement lawsuit in the 5th Trial Court of Rio de Janeiro State Court in Brazil, alleging infringement of a Brazilian patent related to 3G/4G/LTE infrastructure. This is the Brazilian counterpart to the patent found to be valid as amended and infringed in the United Kingdom. On April 15, 2014, the court granted an ex-parte preliminary injunction restraining ZTE from manufacturing, using, offering for sale, selling, installing, testing, or importing such infrastructure equipment, subject to a fine. To enforce the injunction, the Company posted a bond of approximately R$ 2,020,000 (approximately $752,000 as of December 31, 2014) with the court on April 17, 2014. ZTE has filed numerous appeals against the injunction since, all of which have been rejected.

On July 17, 2014, ZTE filed a nullity suit in the Federal district court in Rio de Janiero, Brazil, against both Vringo and the Brazilian patent office, seeking to invalidate Vringo’s Brazilian patent. A schedule for the remainder of this matter has not yet been set.

Malaysia

On June 23, 2014, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the High Court of Malaya at Kuala Lumpur. The Court is expected to hear the case in the fourth quarter of 2015.

Romania

On June 23, 2014, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the Bucharest Tribunal Civil Section. On July 1, 2014, the court granted an ex-parte preliminary injunction, ordering ZTE to cease any importation, exportation, introduction on the market, offer for sale, storage, sale, trade, distribution, promotion, or any other business activity regarding the infringing product. ZTE appealed the injunction and, on October 10, 2014, the Bucharest Court of Appeal suspended enforcement of the injunction in light of ZTE’s allegations that it was immediately subject to approximately €31,500,000 in contract losses, pending the outcome of the appeal. On January 8, 2015, the Court rejected ZTE’s appeal, and reinstated the injunction with immediate effect. The Court ordered Vringo to pay a bond of €240,000 in order to continue to enforce the injunction. On February 4, 2015, the Court rejected ZTE’s request for the Court to order Vringo to pay an increased bond of €40,000,000, in a final decision that may not be appealed. Vringo paid the €240,000 bond on February 11, 2015.

Netherlands

On May 28, 2014, Vringo Infrastructure commenced legal proceedings, pursuant to European Anti-Piracy Regulations, Number 1383/2003, Article 11 against ZTE in the District Court of The Hague. ZTE has filed an invalidity lawsuit for the patent-in-suit. On August 19, 2014, Vringo Infrastructure filed another suit at the District Court of The Hague, which subsumed the May 18, 2014 lawsuit. A schedule has not yet been set in this matter.

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

On October 23, 2014, ZTE filed suit in the District Court of The Hague seeking the invalidity of Vringo’s European Patent that is the subject of the other proceedings taking place in the same Court. A hearing in this matter has not yet been scheduled.

United States

On July 2, 2014, Vringo filed suit in the United States District Court for the Southern District of New York seeking a temporary restraining order and preliminary and permanent injunctions against ZTE, enjoining ZTE’s use of prohibited materials captured under NDA, including but not limited to ZTE’s use of such materials in its antitrust lawsuit in China against Vringo and Vringo Infrastructure. On July 7, 2014, the court granted a temporary restraining order against ZTE’s use of such material. On July 23, 2014, ZTE filed a counterclaim against Vringo. On July 24, 2014, the Court held a hearing on Vringo’s motion for a preliminary injunction against ZTE. A ruling on this motion is pending. On October 2, 2014, Vringo filed a motion for judgment on the pleadings, similar to a motion for summary judgment, asking the court to render a judgment on Vringo’s cause of action based solely on the pleadings of the parties. A ruling on this motion is pending.

On February 5, 2015, ZTE filed suit in the United States District Court for the District of Delaware alleging that Vringo breached its contractual obligations to ETSI, which it assumed from Nokia when it purchased its infrastructure patent portfolio. On February 6, 2015, the Court granted a temporary restraining order and preliminary injunction against Vringo. On February 10, 2015, the Court dissolved the temporary restraining order and preliminary injunction and granted Vringo’s request to transfer the case to the United States District Court for the Southern District of New York.

On February 5, 2015, ZTE filed inter partes review (“IPR”) requests for five of Vringo’s United States Patents. The requests, filed with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office will remain pending until the PTAB makes a decision on whether to grant the requests and, thus, review the patents. While these patents have counterparts being litigated by Vringo in other parts of the world, none of these United States Patents are currently in litigation.

European Commission

On April 10, 2014, ZTE filed a complaint with the European Commission. We believe that the accusations are not accurate. The European Commission has not yet set the schedule for this matter.

ASUS

Germany

On October 4, 2013 and January 29, 2014, Vringo Germany filed two patent infringement lawsuits against ASUS in the Düsseldorf Regional Court, alleging infringement of two European patents. Those cases were heard by the Court on November 27, 2014. On January 22, 2015, the Court issued its judgment, finding that ASUS does not infringe either patent. On February 17, 2015, Vringo filed notices of appeal for each patent. The appeal process is anticipated to take at least one year.

ASUS filed nullity suits with respect to the first and second European patents in the Federal Patents Court in Munich, Germany, during the second quarter of 2014. Trials in the nullity suits have not been scheduled but are not anticipated before the second quarter of 2016 for the first patent and the second quarter of 2015 for the second patent.

Spain

On February 7, 2014, Vringo Infrastructure filed suit in the Commercial Court of Barcelona alleging infringement of a patent which is the Spanish counter-part of the first European patent filed in Germany. The oral hearing for this case was heard before the Commercial Court of Barcelona on November 25, 2014. Judgment is pending. On December 19, 2014, ASUS filed a nullity suit with respect to the same patent. A schedule for the case has not yet been set.

India

On April 15, 2014, Vringo Infrastructure filed suit in the High Court of Delhi, New Delhi alleging infringement of a patent related to use of dictionaries in search engines preloaded on certain ASUS devices. Google has successfully petitioned to intervene as an interested party and, by right, has filed responsive pleadings. A schedule for the remainder of case has not yet been set.

Tyco

On April 28, 2014, we entered into a confidential agreement with Tyco that resolved all litigation pending between the parties.

Belkin

On October 1, 2014, we entered into a confidential agreement with Belkin that resolved all litigation pending between the parties.

D-Link

On December 4, 2014, Iron Gate Security, Inc., a wholly-owned subsidiary of Vringo, filed suit against D-Link Corporation and D-Link Systems, Inc., alleging infringement of a United States Patent. A schedule for this matter has not yet been set.

Other Legal Matters

On January 13, 2015, Vringo Infrastructure received a Notice of Anti-Monopoly Investigation Interview from the National Development and Reform Commission of the People’s Republic of China.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed on the NYSE MKT until April 29, 2013, under the symbol “VRNG.” As of April 30, 2013, our common stock is listed on the NASDAQ Capital Market under the same symbol “VRNG.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NYSE MKT and the NASDAQ Capital Market:

	High	Low
Year ended December 31, 2014
First quarter	$5.45	$2.90
Second quarter	4.27	2.91
Third quarter	3.66	0.67
Fourth quarter	$1.14	$0.49

	High	Low
Year ended December 31, 2013
First quarter	$3.83	$2.70
Second quarter	3.50	2.65
Third quarter	3.90	2.61
Fourth quarter	$3.34	$2.64

Our public warrants were listed on the NYSE MKT until April 30, 2013, under the symbol “VRNGW.” As of April 30, 2013, our public warrants were listed on the NASDAQ Capital Market under the same symbol “VRNGW.” The following table sets forth, for the periods indicated, the high and low sales prices for our public warrants as reported by the NYSE MKT and the NASDAQ Capital Market:

	High	Low
Year ended December 31, 2014
First quarter	$2.00	$0.85
Second quarter	1.40	0.80
Third quarter	1.14	0.07
Fourth quarter	$0.12	$0.01

	High	Low
Year ended December 31, 2013
First quarter	$1.45	$1.00
Second quarter	1.54	0.85
Third quarter	1.49	0.79
Fourth quarter	$1.38	$0.82

Stockholders

As of February 20, 2015, we had 11 stockholders of record of the 93,404,895 outstanding shares of our common stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. SELECTED FINANCIAL DATA

The consolidated selected balance sheet data as of December 31, 2014 and 2013 and the consolidated selected statements of operations data for the years ended December 31, 2014, 2013 and 2012 set forth below have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto). The consolidated selected balance sheet data as of December 31, 2011 and the consolidated selected statement of operations data for the period from June 8, 2011 through December 31, 2011 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the SEC. The financial statements for periods prior to the Merger reflect the historical results of I/P, and the financial statements for all periods from July 19, 2012 reflect the results of the combined company.

The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Annual Report on Form 10-K.

Consolidated Statements of Operations Data

	For the Years Ended December 31,			For the period from June 8, 2011 through December 31,
	2014	2013	2012	2011

Revenue	$1,425,000	$1,100,000	$100,000	$—
Operating legal costs	25,368,000	21,590,000	10,010,000	1,233,000
Amortization and impairment of intangibles	5,123,000	3,445,000	1,692,000	328,000
Research and development	889,000	1,512,000	543,000	—
General and administrative	15,484,000	15,330,000	10,226,000	1,185,000
Goodwill impairment	65,757,000	—	—	—
Operating loss from continuing operations	(111,196,000)	(40,777,000)	(22,371,000)	(2,746,000)
Loss from continuing operations before income taxes	(109,222,000)	(41,748,000)	(18,409,000)	(2,754,000)
Income tax expense	—	—	—	—
Loss from continuing operations	(109,222,000)	(41,748,000)	(18,409,000)	(2,754,000)
Loss from discontinued operations	(455,000)	(10,685,000)	(2,432,000)	—
Net loss	(109,677,000)	(52,433,000)	(20,841,000)	(2,754,000)

Net loss per share	$(1.23)	$(0.63)	$(0.53)	$(0.33)
Diluted net loss per share	$(1.24)	$(0.63)	$(0.61)	$(0.33)

Consolidated Balance Sheet Data

	At December,
	2014	2013	2012	2011

Cash and cash equivalents	$16,023,000	$33,586,000	$56,960,000	$5,212,000
Total assets	$37,435,000	$123,810,000	$157,786,000	$8,314,000
Total liabilities	$6,255,000	$9,528,000	$9,454,000	$3,649,000
Total stockholders’ equity	$31,180,000	$114,282,000	$148,332,000	$4,665,000

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

Overview

Vringo strives to develop, acquire, license and protect innovation worldwide. We are currently focused on identifying, generating, acquiring, and deriving economic benefits from intellectual property assets. We plan to continue to expand our portfolio of intellectual property assets through acquiring and internally developing new technologies. We intend to monetize our technology portfolio through a variety of value enhancing initiatives, including, but not limited to:

•	licensing,

•	strategic partnerships, and

•	litigation.

We were incorporated in Delaware on January 9, 2006 and completed an initial public offering in June 2010. On July 19, 2012, Vringo closed the Merger with I/P.

On August 9, 2012, we entered into a patent purchase agreement with Nokia, comprising of 124 patent families with counterparts in certain jurisdictions world-wide. The total consideration paid for the portfolio was $22,000,000. Under the terms of the purchase agreement, to the extent that the gross revenue generated by such portfolio exceeds $22,000,000, we are obligated to pay a royalty of 35% of such excess. The portfolio encompasses technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. Declarations were filed by Nokia indicating that 31 of the 124 patent families acquired may be essential to wireless communications standards. We also acquired certain patent portfolios during 2012 and 2013, and have filed over 60 internally developed patent applications since the Merger.

On February 18, 2014, we closed a transaction with InfoMedia for the sale of certain assets and the assignment of certain agreements related to our mobile social application business. As consideration, we received 18 Class B shares of InfoMedia, which represent an 8.25% ownership interest in InfoMedia. InfoMedia is a privately owned, UK based, provider of customer relationship management and monetization technologies to mobile carriers and device manufacturers. As part of the transaction, we will have the opportunity to license certain intellectual property assets and support InfoMedia to identify and protect new intellectual property.

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

Financial Conditions

Since January 2012, we have raised approximately $100,710,000 which has been used to finance our operations. As of now, we have not yet generated any significant revenues. For the years ended December 31, 2014, 2013 and 2012, we recorded net losses (including non-cash expenses) of $109,677,000, $52,433,000, and 20,841,000, respectively. The net loss for the year ended December 31, 2014 includes a non-cash goodwill impairment charge of $65,757,000 that was recorded during the fourth quarter of 2014 in connection with our annual goodwill impairment test. As a result of the first step of the goodwill impairment test, it was determined that the fair value of the reporting unit did not exceed its carrying amount as of December 31, 2014, mainly due to the decline of our common stock price during the fourth quarter of 2014. Accordingly, we performed the second step of the goodwill impairment test and determined that the implied value of its goodwill was zero. Refer to Note 6 of the accompanying consolidated financial statements for further discussion of this impairment charge.

Net cash used in operations during the years ended December 31, 2014, 2013 and 2012 was approximately $28,382,000, $23,465,000, and $14,468,000, respectively. Our average monthly use of cash from operations for the years ended December 31, 2014, 2013 and 2012 was approximately $2,365,000, $1,955,000 and $1,205,000, respectively. This is not necessarily indicative of the future use of our working capital. In addition, we paid approximately $2,404,000 in deposits with courts during 2014 related to proceedings in Germany, Brazil, and Malaysia.

Our operating plans include increasing revenue through the licensing of our intellectual property, strategic partnerships, and litigation, when required, which may be resolved through a settlement or collection. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. The majority of our expenditures consist of costs related to our four litigation campaigns. A large percentage of these costs were incurred in the United Kingdom, Australia, Germany, Brazil, the Netherlands, and France. In civil law jurisdictions, such as Germany, France, Spain, and others, the majority of costs are incurred in the early stages of litigation. With respect to our litigation in such countries, the respective campaigns are currently in the later stages and therefore we have already incurred the large majority of the related anticipated costs. As such, based on our plans, costs in these jurisdictions are projected to be lower in 2015 and other future periods.

Despite our plans, our legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Further, should we be deemed the losing party in certain of our litigations, we may be liable for some or all of our opponents’ legal fees. In addition, in connection with litigation, we have made several affirmative financial guarantees to courts around the world, and might face the need to make additional guarantees in the future.

In addition, our plans to continue to expand our planned operations through acquisitions and monetization of additional patents, other intellectual property or operating businesses may be time consuming, complex and costly to consummate. We may utilize many different transaction structures in our acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. Our ability to raise capital may be limited. Even if we are able to acquire particular patents or other intellectual property assets, there is no guarantee that we will generate sufficient revenue related to those assets to offset the acquisition costs. Therefore, no assurance can be given at this time as to whether we will be able to achieve our objectives or whether we will have the sources of liquidity for follow through with our operating plans.

In addition, until we generate sufficient revenue, we may need to raise additional funds, which may be achieved through the issuance of additional equity or debt, or through loans from financial institutions. There can be no assurance, however, that any such opportunities will materialize. We may also be able to raise additional funds through the exercise of our outstanding warrants and options, however, substantially all of such outstanding equity instruments are currently “out of the money” due to the decline in our common stock price which began in the third quarter of 2014.

We anticipate that we will continue to seek additional sources of liquidity, when needed, until we generate positive cash flows to support our operations. We cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some of our business plans. Any future sales of securities to finance our operations may require stockholder approval and will dilute existing stockholders' ownership. We cannot guarantee when or if we will ever generate positive cash flows.

The circumstances described above raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Results of Operations

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

Goodwill impairment

Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Impairment charges related to our goodwill are recorded based on the results of such impairment tests, if required.

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

Income taxes

As of December 31, 2014, deferred tax assets generated from our U.S. activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be generated before such net operating loss carryforwards expire.

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

Year ended December 31, 2014 compared to the year ended December 31, 2013

Revenue

	Year ended December 31,
	2014	2013	Change
Revenue	$1,425,000	$1,100,000	$325,000

During the year ended December 31, 2014, we recorded total revenue of $1,425,000, which represents an increase of $325,000 (or 29.5%) as compared to the year ended December 31, 2013. Revenue during the year ended December 31, 2014 was due to certain one-time payments in connection with license and settlement agreements for certain of our owned intellectual property. Revenue during the year ended December 31, 2013 of $1,100,000 mostly relates to a one-time payment in connection with the license and settlement agreement entered into with Microsoft for $1,000,000.

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

Acquisitions of patents or other intellectual property assets are often time consuming, complex and costly to consummate. We may utilize many different transaction structures in our acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. Our ability to raise capital may be limited. Even if we are able to acquire particular patents or other intellectual property assets, there is no guarantee that we will generate sufficient revenue related to those assets to offset the acquisition costs. We anticipate that our legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical.

Operating legal costs

	Year ended December 31,
	2014	2013	Change
Operating legal costs	$25,368,000	$21,590,000	$3,778,000

During the year ended December 31, 2014, our operating legal costs were $25,368,000, which represents an increase of $3,778,000 (or 17.5%) from operating legal costs recorded for the year ended December 31, 2013. This increase was primarily due to the timing and nature of consulting and patent litigation costs related to legal proceedings against Google and ZTE. During the year ended December 31, 2014, there were costs associated with the oral argument heard in the appeals court in May 2014 in connection with our legal proceedings against Google. With respect to our legal proceedings against ZTE, costs during the year ended December 31, 2014 were associated with our continued worldwide litigation efforts, including commencement of legal actions in Brazil, Malaysia, Spain, Netherlands, and other countries. In addition, we incurred costs during the current period in the U.S. related to our efforts in obtaining the temporary restraining order and preliminary and permanent injunctions against ZTE related to its use of prohibited materials captured under a non-disclosure agreement. There was also an increase in stock-based compensation expense (approximately $122,000) due to the expansion of our in-house legal department staff.

It is uncertain whether our operating legal costs will increase over time. Though we aim to diversify our portfolio of products and increase our intellectual property monetization efforts, we have also increased the size of our in-house legal department staff as mentioned above. The goal is to decrease our overall legal expenses by performing more work in-house, which we believe will cost less than outsourcing to external firms. There is no guarantee, however, that an in-house team will be less expensive or more efficient than outsourcing this work. Moreover, as we expand the scope of our monetization efforts, the amount of legal work will increase leading to a concomitant increase in our operating legal costs, regardless of if such work is performed in-house or outsourced.

Amortization and impairment of intangibles

	Year ended December 31,
	2014	2013	Change
Amortization and impairment of intangibles	$5,123,000	$3,445,000	$1,678,000

During the year ended December 31, 2014, amortization expense and impairment charges related to our intangibles totaled $5,123,000 which represents an increase of $1,678,000 (or 48.7%) from amortization and impairment of intangibles recorded for the year ended December 31, 2013. Currently, our intangible assets consist of our patent portfolios which are amortized over their remaining useful lives (i.e., through the expiration date of the patent). During the third quarter of 2014, we recorded an impairment charge of $1,355,000 related to the patent portfolio containing the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al. There were no impairment charges related to our patents during the year ended December 31, 2013. The remaining increase of $323,000 during the current period was due to the additional amortization of patent portfolios that were acquired during the fourth quarter of 2013.

Research and development

	Year ended December 31,
	2014	2013	Change
Research and development	$889,000	$1,512,000	$(623,000)

During the years ended December 31, 2014 and 2013, our research and development expenses amounted to $889,000 and $1,512,000, respectively. These amounts exclude research and development expenses related to our mobile social application business which is presented in discontinued operations. The decrease of $623,000 (or 41.2%) is primarily due to a decrease in costs related to third party consultants who were engaged on certain projects during 2013. Such projects had ended prior to 2014 and therefore these third party consultants were no longer utilized in the current period.

As mentioned above, in February 2014, we sold our mobile social application business to InfoMedia. As part of the sale agreement, the employment of our mobile products and services personnel were assumed by InfoMedia.

General and administrative

	Year ended December 31,
	2014	2013	Change
General and administrative	$15,484,000	$15,330,000	$154,000

During the year ended December 31, 2014, general and administrative expenses increased by $154,000 (or 1.0%), to $15,484,000, compared to $15,330,000 that was recorded during the year ended December 31, 2013. The overall increase in general and administrative expenses was primarily due to increased costs in connection with our efforts to consolidate our executive management and finance functions in a centralized location. In addition, there was an increase in corporate legal, insurance, and accounting costs as compared to the prior year.

Goodwill impairment

	Year ended December 31,
	2014	2013	Change
Goodwill impairment	$65,757,000	$—	$65,757,000

During the year ended December 31, 2014 we performed our annual test for goodwill impairment. Based on the first step of the goodwill impairment test, it was determined that the fair value of the reporting unit did not exceed its carrying amount as of December 31, 2014, mainly due to the decline of our common stock price during the fourth quarter of 2014. Accordingly, we performed the second step of the goodwill impairment test and determined that the implied value of our goodwill was zero. As a result, we recorded a goodwill impairment charge of $65,757,000, reducing our goodwill balance to zero as of December 31, 2014. Refer to Note 6 to the accompanying consolidated financial statements for further discussion.

Non-operating income (expense), net

	Year ended December 31,
	2014	2013	Change
Non-operating income (expense), net	$1,974,000	$(971,000)	$2,945,000

During the year ended December 31, 2014, we recorded non-operating income, net, of $1,974,000 compared to non-operating expense, net, of $971,000 during the year ended December 31, 2013. Included in non-operating income, net, for the year ended December 31, 2014 is approximately $2,201,000 related to a decrease in the fair value of our derivative warrant liabilities during the year. The fair value of our derivative warrant liabilities depends on a variety of assumptions and is significantly driven by our common stock price on the fair value measurement date. An increase in the price of our common stock increases the value of the warrants, resulting in a loss on our consolidated statements of operations. A decrease in the price of our common stock decreases the value of the warrants, resulting in a gain on our consolidated statements of operations.

During the third and fourth quarter of 2014, we experienced a decline in our common stock price. The increase in income related to the fair value of our derivative warrant liabilities during the current year was directly attributable to this common stock price decline. During the year ended December 31, 2013, a charge of $1,574,000 was recorded related to the removal of the down-round protection clause in certain then outstanding Series 1 Warrants. This charge was partially offset by income of $421,000 related to a decrease in fair value of our then remaining derivative warrant liabilities.

We expect that our non-operating income (expense) will remain highly volatile, and we may choose to fund our operations through additional financing. In particular, non-operating income (expense) will continue to be affected by the adjustments to fair value of our derivative instruments. In addition to our common stock price, the fair value of these derivative instruments is impacted by assumptions regarding triggering of down-round protection. A higher estimated probability of a down-round protection increases the value of the warrants, resulting in a loss on our consolidated statements of operations. A lower estimated probability of a down-round protection decreases the value of the warrants, resulting in a gain on our consolidating statements of operations. Also refer to Note 9 to the accompanying consolidated financial statements.

Loss from discontinued mobile social application operations

	Year ended December 31,
	2014	2013	Change
Revenue	$37,000	$224,000	$(187,000)
Operating expenses	(266,000)	(3,334,000)	3,068,000
Loss on impairment	—	(7,253,000)	7,253,000
Operating loss	(229,000)	(10,363,000)	10,134,000
Non-operating income (expense)	20,000	(65,000)	85,000
Loss before taxes on income	(209,000)	(10,428,000)	10,219,000
Income tax expense	(246,000)	(257,000)	11,000
Loss from discontinued operations	$(455,000)	$(10,685,000)	$10,230,000

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

During the year ended December 31, 2014, operating expenses decreased by $3,068,000 (or 92.0%), to $266,000, from $3,334,000 recorded during the year ended December 31, 2013. This decrease is primarily due to the fact that there were no substantial operating expenses and no amortization related to acquired technology during the current year as the related asset was classified as held for sale as of December 31, 2013 and was subsequently sold to InfoMedia in February 2014.

During the fourth quarter of 2013, an impairment loss of $7,253,000 was recorded in connection with the sale of our mobile social application business, which represents the excess of the carrying value (which includes the portion of goodwill allocated to the mobile social application business) over the estimated fair value of the related asset group. The fair value of the related asset group was estimated using an income approach by developing a discounted future net cash flows model. Refer to Note 8 to the accompanying consolidated financial statements for further discussion of the accounting related to this transaction.

Year ended December 31, 2013 compared to the year ended December 31, 2012

Revenue

	Year ended December 31,
	2013	2012	Change
Revenue	$1,100,000	$100,000	$1,000,000

During the year ended December 31, 2013, we recorded total revenue (excluding mobile social application business revenue included within discontinued operations) of $1,100,000, which represents an increase of $1,000,000 (or 1,000%) from revenues recorded for the year ended December 31, 2012. Revenue during the year ended December 31, 2013 mostly relates to a one-time payment in connection with the license and settlement agreement entered into with Microsoft for $1,000,000. In 2012, our revenue consisted of proceeds from a partial settlement with AOL in the total amount of $100,000.

Operating legal costs

	Year ended December 31,
	2013	2012	Change
Operating legal costs	$21,590,000	$10,010,000	$11,580,000

During the year ended December 31, 2013, our operating legal costs were $21,590,000, which represents an increase of $11,580,000 (or 116%) from operating legal costs recorded during the year ended December 31, 2012. The increase was mainly related to consulting and litigation costs in connection with our worldwide proceedings against ZTE, which commenced in the fourth quarter of 2012. This increase was partially offset by a decrease in litigation costs relating to proceedings against Google. Further, stock-based compensation costs increased ($1,221,000, compared to $523,000 in 2012) due to our efforts to increase our in-house legal department staff.

Amortization and impairment of intangibles

	Year ended December 31,
	2013	2012	Change
Amortization and impairment of intangibles	$3,445,000	$1,692,0000	$1,753,000

The increase in amortization and impairment of intangibles ($3,445,000, compared to $1,692,000 in 2012) was mainly due to a full year of amortization of the patents acquired from Nokia, compared to partial year amortization in 2012. There were no impairment charges related to our patents during the years ended December 31, 2013 or 2012.

 Research and development

	Year ended December 31,
	2013	2012	Change
Research and development	$1,512,000	$543,000	$969,000

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

General and administrative

	Year ended December 31,
	2013	2012	Change
General and administrative	$15,330,000	$10,226,000	$5,104,000

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

Non-operating income (expense), net

	Year ended December 31,
	2013	2012	Change
Non-operating income (expense), net	$(971,000)	$3,962,000	$(4,933,000)

During the year ended December 31, 2013, we recorded non-operating expense in the amount of $971,000, compared to non-operating income in the amount of $3,962,000 recorded in the year ended December 31, 2012. During the year ended December 31, 2013, we recorded approximately $421,000 of income related to a decrease in the fair value of our derivative warrant liabilities. In addition, during the year ended December 31, 2013, a charge of $1,574,000 was recorded related to the removal of the down-round protection clause in certain then outstanding Series 1 Warrants. During the year ended December 31, 2012, our non-operating income, net, included a gain of $6,847,000 in the fair value of derivative warrants which was partially offset by an expense of $2,883,000 incurred in connection with the issuance of warrants during October 2012.

Loss from discontinued mobile social application operations

	Year ended December 31,
	2013	2012	Change
Revenue	$224,000	$269,000	$(45,000)
Operating expenses	(3,334,000)	(2,666,000)	(668,000)
Loss on impairment	(7,253,000)	—	(7,253,000)
Operating loss	(10,363,000)	(2,397,000)	(7,966,000)
Non-operating income (expense)	(65,000)	20,000	(85,000)
Loss before taxes on income	(10,428,000)	(2,377,000)	(8,051,000)
Income tax expense	(257,000)	(55,000)	(202,000)
Loss from discontinued operations	$(10,685,000)	$(2,432,000)	$(8,253,000)

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

During the year ended December 31, 2013, we recorded revenues of $224,000, which represents a decrease of $45,000 (or 17%) from revenues recorded for the year ended December 31, 2012. Mobile revenue recorded in 2012 only reflect our revenue from the day of the Merger. Mobile revenue in 2013 decreased, compared to 2012, mainly due to a one-time development project with Nokia, for a total amount of $100,000, recorded in 2012. In 2013, due to the change in mobile strategy for Nokia and its announced sale of its handset business to Microsoft, there was significant impact on the personnel and budgets dedicated to development partner relations. As a result, no new revenue contracts were issued for app customization on Nokia devices during 2013.

During the year ended December 31, 2013, operating expenses increased by $668,000 (or 25%), to $3,334,000, from $2,666,000 recorded during the year ended December 31, 2012. Operating expenses increased mostly due to full year amortization of our technology, ($1,688,000 amortization expense, compared to $763,000 in 2012). This increase was partially offset by the decrease in stock-based compensation costs ($365,000, compared to $467,000 in 2012).

During the fourth quarter of 2013, an impairment loss of $7,253,000 was recorded in connection with the sale of our mobile social application business, which represents the excess of the carrying value (which includes the portion of goodwill allocated to the mobile social application business) over the estimated fair value of the related asset group. The fair value of the related asset group was estimated using an income approach by developing a discounted future net cash flows model. Refer to Note 8 to the accompanying consolidated financial statements for further discussion of the accounting related to this transaction.

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

Taxes on Income

As of December 31, 2014, our estimated aggregate total net tax loss carryforwards ("NOL") was approximately $117 million for U.S. federal, state and local purposes expiring 20 years from the respective tax years to which they relate. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, our ability to utilize all such NOL and credit carryforwards may be limited.

A valuation allowance has been recorded against the net deferred tax asset in the U.S., as it is in the opinion of our management that it is more likely than not that the operating loss carryforwards will not be utilized in the foreseeable future.

We file our tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. Vringo, Inc. has open tax years for 2010 through 2014. As of December 31, 2014, all tax years for our subsidiary Innovate/Protect are still open. The Israeli subsidiary files its income tax returns in Israel. As of December 31, 2014, the Israeli subsidiary has open tax years for 2010 through 2014.

We did not have any material unrecognized tax benefits as of December 31, 2014. We do not expect to record any additional material provisions for unrecognized tax benefits within the next year.

Liquidity and Capital Resources

As of December 31, 2014, we had a cash balance of $16,023,000. This represents a decrease of $17,563,000 from our cash balance on December 31, 2013, which is mainly due to net cash used by us in our business operations of approximately $28,382,000 during the year ended December 31, 2014. Our average monthly cash spent in operations for the years ended December 31, 2014 and 2013 was approximately $2,365,000 and $1,955,000, respectively. The majority of these expenditures consisted of costs related to our four litigation campaigns. In our case against Google et al., we incurred costs related to the preparation for the oral argument, which was heard before the Federal Circuit on May 6, 2014, in addition to other related costs. In our cases against ZTE and ASUS, we incurred costs related to the preparation and filing of briefs and other court documents, as well as case preparation and management. A large percentage of these costs were incurred in the United Kingdom, Australia, Germany, Brazil, the Netherlands, and France. In civil law jurisdictions, such as Germany, France, Spain, and others, the majority of costs are incurred in the early stages of litigation and we anticipate that the costs in these jurisdictions will be lower in future periods. In our case against Tyco, we incurred costs related to the preparation and filing of briefs and other court documents, case preparation and management, and the worldwide resolution of litigation between the parties. In addition, we paid approximately $2,404,000 in deposits with courts related to proceedings in Germany, Brazil, and Malaysia.

The overall decrease in our cash balance from expenditures related to our litigation campaigns was partially offset by approximately $13,452,000 that was received in connection with the exercises of warrants and stock options that occurred during the year ended December 31, 2014, as described below. As of December 31, 2014 and 2013, our total stockholders' equity was $31,180,000 and $114,282,000, respectively. The decrease in stockholders’ equity of $83,102,000 since December 31, 2013 is mainly due to the operating loss during 2014 which includes a non-cash goodwill impairment charge of $65,757,000 that was recorded during the fourth quarter of 2014.

During the year ended December 31, 2014, a total of 6,415,992 warrants to purchase an aggregate of 6,415,992 shares of our common stock, at an exercise price of $1.76 per share, were exercised by our warrant holders, pursuant to which we received $11,292,000. These proceeds are most significantly attributable to the execution of the agreements with certain of our warrant holders described above in connection with the June 2014 Warrants. In addition, 1,126,815 options to purchase 1,126,815 shares of our common stock were exercised during the year ended December 31, 2014. As a result, we received $2,160,000 during 2014.

Our operating plans include increasing revenue through the licensing of our intellectual property, strategic partnerships, and litigation, when required, which may be resolved through a settlement or collection. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. The majority of our expenditures consist of costs related to our four litigation campaigns. A large percentage of these costs were incurred in the United Kingdom, Australia, Germany, Brazil, the Netherlands, and France. In civil law jurisdictions, such as Germany, France, Spain, and others, the majority of costs are incurred in the early stages of litigation. With respect to our litigation in such countries, the respective campaigns are currently in the later stages and therefore we have already incurred the large majority of the related anticipated costs. As such, based on our plans, costs in these jurisdictions are projected to be lower in 2015 and other future periods.

Despite our plans, our legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Further, should we be deemed the losing party in certain of our litigations, we may be liable for some or all of our opponents’ legal fees. In addition, in connection with litigation, we have made several affirmative financial guarantees to courts around the world, and might face the need to make additional guarantees in the future.

In addition, our plans to continue to expand our planned operations through acquisitions and monetization of additional patents, other intellectual property or operating businesses may be time consuming, complex and costly to consummate. We may utilize many different transaction structures in our acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. Our ability to raise capital may be limited. Even if we are able to acquire particular patents or other intellectual property assets, there is no guarantee that we will generate sufficient revenue related to those assets to offset the acquisition costs. Therefore, no assurance can be given at this time as to whether we will be able to achieve our objectives or whether we will have the sources of liquidity for follow through with our operating plans.

We anticipate that we will continue to seek additional sources of liquidity, when needed, until we generate positive cash flows to support our operations. We cannot give any assurance that the necessary capital will be raised or that, if funds are raised, it will be on favorable terms. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some of our business plans. Any future sales of securities to finance our operations may require stockholder approval and will dilute existing stockholders' ownership. We cannot guarantee when or if we will ever generate positive cash flows.

The circumstances described above raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Cash flows

	Year ended December 31,			Change	Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net cash used in operating activities	$(28,382,000)	$(23,465,000)	$(14,468,000)	$(4,917,000)	$(8,997,000)
Net cash used in investing activities	$(2,650,000)	$(1,636,000)	$(19,476,000)	$(1,014,000)	$17,840,000)
Cash provided by financing activities	$13,452,000	$1,564,000	$85,694,000	$11,888,000	$(84,130,000)

Operating activities

During the year ended December 31, 2014, net cash used in operating activities totaled $28,382,000. During the year ended December 31, 2013, net cash used in operating activities totaled $23,465,000. The $4,917,000 increase in net cash used in operating activities was mainly due to increased litigation costs described above. During the year ended December 31, 2012, net cash used in operating activities totaled $14,468,000. The $8,997,000 increase in net cash used in operating activities compared to the year ended December 31, 2013 was mainly due to increased litigation costs, as well as an increase in cost of our in-house staff.

Our net cash used in operating activities could increase if we engage in future business development activities. As we expect to move towards greater revenue generation in the future, we expect that these amounts will be offset over time by the collection of revenues. There is no guarantee that we will generate sufficient revenue to offset future operating expenses and our ability to raise additional capital may be limited.

Investing activities

During the year ended December 31, 2014, net cash used in investing activities totaled $2,650,000. During the year ended December 31, 2013, net cash used in investing activities totaled $1,636,000. Net cash used in investing activities during the year ended December 31, 2014 is mostly comprised of the $2,404,000 deposited with courts that is described above. Net cash used in investing activities during the year ended December 31, 2013 was primarily due to a patent purchase during that year in the total amount of $1,420,000. There was also an increase in fixed asset purchases during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

During the year ended December 31, 2012, net cash used in investing activities totaled $19,476,000. The decrease in cash used in investing activities as compared to the year ended December 31, 2013, was primarily due to a patent purchase during 2013 in the total amount of $1,420,000, compared to the cost of patents acquired from Nokia in 2012, for $22,548,000. There was also a decrease in fixed asset purchases during the year ended December 31, 2013 as compared to the year ended December 31, 2012. In addition, in 2012, cash used in investing activities was offset by $3,326,000 recorded in connection with the consummation of the Merger.

We expect that net cash used in investing activities will increase as we intend to continue to acquire additional intellectual property assets and invest surplus cash, according to our investment policy.

Financing activities

During the year ended December 31, 2014, cash provided by financing activities totaled $13,452,000, which relates to funds that we received from the exercises of warrants and stock options in the total amount of $11,292,000 and $2,160,000, respectively. During the year ended December 31, 2013, cash provided by financing activities totaled $1,564,000, which relates to funds received from the exercises of warrants and stock options in the total amount of $590,000 and $974,000, respectively.

During the year ended December 31, 2012, net cash provided by financing activities totaled $85,694,000, which relates to the August and October 2012 registered direct financings, in which we raised approximately $31,148,000 and $44,962,000, respectively. Additionally, we received funds from the exercise of warrants and options in the total amount of $12,784,000 during 2012. Cash provided by these financing activities were partially offset by repayment of a note payable to Hudson Bay Master Fund Ltd., in the total amount of $3,200,000 during 2012.

A significant portion of our issued and outstanding warrants, for which the underlying shares of common stock held by non-affiliates are freely tradable, are currently “out of the money.” Therefore, the potential of additional incoming funds from exercises by our warrant holders is currently very limited. To the extent that this portion of our issued and outstanding warrants were “in the money”, it could be used as a source of additional funding if the warrant holders choose to exercise.

We may also choose to raise additional funds in connection with any acquisitions of patent portfolios or other intellectual property assets that we may pursue. There can be no assurance, however, that any such opportunity will materialize. Moreover, any such financing would likely be dilutive to our current stockholders.

Off-Balance Sheet Arrangements

From October 2012 through the filing date of this Annual Report on Form 10-K, our subsidiaries filed patent infringement lawsuits against the subsidiaries of ZTE Corporation in the United Kingdom, France, Germany, Australia, India, Brazil, Malaysia, Romania, and the Netherlands. Should we be deemed the losing party in any of its applications to the court in the UK, we may be held responsible for a portion of the defendant’s legal fees for the relevant application or for the litigation. Pursuant to negotiation with ZTE’s UK subsidiary, in the United Kingdom, we placed two written commitments to ensure the payment of a potential liability by Vringo Infrastructure resulting for the two cases filed in the fourth quarter of 2012 and second quarter of 2013, which the defendants estimated to be approximately $2,900,000 each. With respect to the first written commitment, we believe that Vringo’s commitments will be shortly discharged, since with respect to the first filed UK case, all claims other than the remedies for the patent found infringed and valid as amended, have been dismissed. As such, any remaining costs where Vringo was not the “commercial victor” as defined under UK procedural law can be assessed. With respect to the second filed UK case, we withdrew our claims on two of the three patents-in-suit on February 17, 2015. Vringo anticipates any costs, to the extent that they are assessed, will not exceed the amount of the written commitments related to each case.

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

Contractual Obligations

The following table summarizes our future contractual obligations beginning on January 1, 2015:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$1,943,000	$370,000	$810,000	$763,000	$—
Total	$1,943,000	$370,000	$810,000	$763,000	$—

In July 2012, we signed a rental agreement for our corporate executive office in New York for an annual rental fee of approximately $137,000 (subject to certain adjustments) which was to expire in September 2015. However, in January 2014, we entered into an amended lease agreement with the landlord for a different office space within the same building. The initial annual rental fee for this new office is approximately $403,000 (subject to certain future escalations and adjustments) beginning when the new office space was available on August 1, 2014. This lease will expire in October 2019.

Critical Accounting Policies

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the year ended December 31, 2014, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we used in preparing our consolidated financial statements for the year ended December 31, 2014.

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other. We have one reporting unit for purposes of evaluating goodwill impairment and perform our annual goodwill impairment test on December 31.

We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not need to perform the two-step impairment test for the reporting unit. If we cannot support such a conclusion or do not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Fair value of the reporting unit is determined using certain valuation techniques, including the estimation of an implied control premium, in addition to our market capitalization on the measurement date as the market capitalization is derived on a non-controlling basis.

If the fair value of the reporting unit exceeds its carrying value, then the second step of the impairment test (measurement) does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform the second step of the impairment test. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to an acquisition price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit and the implied fair value of goodwill.

Our market capitalization is sensitive to the volatility of our stock price. On August 15, 2014, our stock price opened at $3.18, reached a low of $0.67, and closed at $0.88. The closing price of our stock on September 30, 2014 was $0.95. The average closing price of our stock from August 15, 2014 through September 30, 2014 was approximately $1.05, ranging from $0.95 to $1.40 during that time period. During the third quarter of 2014, the decline in stock price was deemed a “triggering” event requiring the performance of an interim goodwill impairment test as of September 30, 2014.

We performed the first step of the goodwill impairment test as of September 30, 2014 in order to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit is based upon our market capitalization on the measurement date, as the market capitalization is derived on a non-controlling basis, and an estimated implied control premium, which was determined with the assistance of a third party valuation specialist. We believe that this is the most appropriate valuation technique for determining the fair value of the reporting unit for various reasons. First, our common shares are publicly traded on NASDAQ. Therefore, active quoted market prices can be readily observed and Vringo has a widely distributed shareholder base which provides for a substantial amount of daily trading volume. As such, we believe that the quoted market price is a good representation of a fair value of one share of Vringo, or a fractional interest in Vringo. Secondly, quoted market prices of an individual security may not be representative of the fair value of the reporting unit as a whole. For example, there may be a premium that an acquiring entity might pay for a controlling interest compared to the amount an investor would be willing to pay for a non-controlling interest. The implied control premium selected was developed based on certain observable market data of comparable companies in the intellectual property, internet software and services, telecommunications, and biotechnology industries.

We also considered the use other valuation approaches to determine the fair value of the reporting unit, including an income approach and other market approaches. When considering the use of an income approach for determining the fair value of the reporting unit, we considered using valuation techniques such as a discounted cash flows model. However, it was determined that, due to factors specific to Vringo and the nature of its operations, the use of such techniques would impose significant feasibility hurdles and would not yield an effective result. First, we do not have a history of revenue to use for purposes of projecting future earnings and revenue streams. Secondly, our future earnings and revenue are heavily contingent upon the outcomes of certain litigation and settlements which are difficult to predict with a sufficient degree of precision. As such, we concluded that an income approach would not add meaningfully to the determination of fair value of the reporting unit.

When considering the use of other market approaches for determining the fair value of the reporting unit, we considered using relevant information generated by market transactions of comparable companies such as multiples of earnings and revenue. It was determined, however, that there was a lack of publicly available information with respect to comparable entities within the intellectual property market space that would enable us to gather useful information for purposes of such valuation techniques. Additionally, the fact that we have not yet experienced significant revenue or earnings poses limitations to the use of a market multiples approach. As such, we concluded that this technique would not yield an effective result.

Based upon the first step of the goodwill impairment test performed as of September 30, 2014, we determined that the fair value of the reporting unit was in excess of its carrying amount by approximately 14% and therefore the second step of the goodwill impairment test was not required at that time. We believe that we made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the interim impairment test measurement date.

We performed our annual goodwill impairment test as of December 31, 2014. We performed the first step of the goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Similar to the interim goodwill impairment test described above, the fair value of the reporting unit was determined with the assistance of a third party valuation specialist using certain valuation techniques, including the estimation of an implied control premium, in addition to our market capitalization on the measurement date, as the market capitalization is derived on a non-controlling basis. The implied control premium selected was consistent with the control premium utilized in the interim goodwill impairment test described above, as no new significant observable market data of comparable companies was available.

During the fourth quarter of 2014, our stock price declined and our closing stock price December 31, 2014 was $0.55. This decline in stock price resulted in a significantly lower market capitalization than that used when performing the interim goodwill impairment test described above. Based upon the first step of the goodwill impairment test performed as of December 31, 2014, we determined that the fair value of the reporting unit did not exceed its carrying amount and therefore the second step of the goodwill impairment test was required.

In performing the second step of the goodwill impairment test, we compared the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill, we assign the fair value of the reporting unit to all of the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. As part of this step, we estimated the fair value of our patents using an income approach. The key assumptions for this approach are projected future cash flows, ranges of royalty rates as determined by management in consultations with valuation experts, and a discount rate which is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected future cash flows. As a result, it was determined that our intangible assets were not impaired as of December 31, 2014.

Based on the estimated implied fair value of goodwill, we recorded an impairment charge of $65,757,000 to reduce the carrying value of goodwill to its implied fair value, which was determined to be zero. This impairment charge is included in Goodwill impairment in the consolidated statement of operations for the year ended December 31, 2014.

Refer to Note 6 to the accompanying consolidated financial statements for further discussion of the interim goodwill impairment test performed as of September 30, 2014 and the annual goodwill impairment test performed as of December 31, 2014. Additionally, we recognized an impairment charge related to goodwill of approximately $208,000 during the fourth quarter of 2013 in connection with the sale of our mobile social application business. Refer to Note 8 to the accompanying consolidated financial statements for further discussion.

Intangible assets

Intangible assets include purchased patents which are recorded based on the cost to acquire them. These assets are amortized over their remaining estimated useful lives, which are periodically evaluated for reasonableness. Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our intangible assets.

During the third quarter of 2014, we determined that there were impairment indicators related to certain of our patents. A significant factor that was considered when making this determination included the announcement of the Federal Circuit’s decision on August 15, 2014 described in Item 1. It was concluded that this factor was deemed a “triggering” event requiring that the related patent assets be tested for impairment as of September 30, 2014. In performing this impairment test, we determined that the patent portfolio containing the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al, which represents an asset group, was subject to impairment testing. In the first step of the impairment test, we utilized our projections of future undiscounted cash flows based on our existing plans for the patents. As a result, it was determined that these projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, we performed the second step of the impairment test to measure the potential impairment by calculating the asset group’s fair value. This resulted in an impairment of $1,355,000 during the third quarter of 2014, related to the asset group, which represents the difference between the fair value and the carrying value of the asset group. The impairment charge is included in Amortization and impairment of intangibles in the accompanying consolidated statement of operations for the year ended December 31, 2014. There were no impairment charges related to our patents during the years ended December 31, 2013 and 2012.

During the fourth quarter of 2013, we recorded an impairment loss of $7,045,000 related to technology assets in connection with the sale of our mobile social application business, which was completed in February 2014. This amount was calculated based upon a discounted future cash flows model. Significant judgments and assumptions inherent in a discounted cash flow valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows and identification of appropriate continuing growth rate assumptions. The discount rates used in the analysis were intended to reflect the risk inherent in the projected future cash flows generated by the respective asset group. Such judgments and assumptions, particularly related to mobile technology, are sensitive to rapid changes in the industry and technological advances.

Refer to Note 6 to the accompanying consolidated financial statements for further discussion of impairment charges recorded during the third quarter of 2014 and the fourth quarter of 2013, related to our intangible assets.

Fair value measurements

Our derivative warrant liabilities are measured at fair value. Such warrants are classified within Level 3 of the fair value hierarchy because they are valued using the Black-Scholes-Merton and the Monte-Carlo models (as these warrants include down-round protection clauses), which utilize significant inputs that are unobservable in the market. The inputs to estimate the fair value of our derivative warrant liabilities are the current market price of our common stock, the exercise price of the warrant, the warrant’s remaining expected term, the volatility of our common stock price, our assumptions regarding the probability and timing of a down-round protection triggering event and the risk-free interest rate. The tables below illustrate the unobservable inputs estimated by management on the respective balance sheet dates:

December 31, 2014:

Description	Valuation technique	Unobservable inputs	Range
Conversion Warrants, derivative Reload Warrants and	Black-Scholes-Merton and the	Volatility	56.55% – 77.06%
derivative Series 1 Warrants	Monte-Carlo models	Risk free interest rate	0.13% – 0.87%
		Expected term, in years	0.48 – 2.55
		Dividend yield	0%
		Probability and timing of down-round triggering event	50% occurrence in June 2015

December 31, 2013:

Description	Valuation technique	Unobservable inputs	Range
Special Bridge Warrants, Conversion Warrants, derivative	Black-Scholes-Merton and the	Volatility	46.85% – 52.63%
Reload Warrants and derivative Series 1 Warrants	Monte-Carlo models	Risk free interest rate	0.16% – 1.11%
		Expected term, in years	0.99 – 3.55
		Dividend yield	0%
		Probability and timing of down-round triggering event	5% occurrence in December 2014

The fair value measurements of the derivative warrant liabilities are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the related inputs. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement. Generally, an increase in the market price of our common stock, an increase in the volatility of our common stock, an increase in the remaining term of the warrant, or an increase of a probability of a down-round triggering event would each result in a directionally similar change in the estimated fair value of our derivative warrant liabilities. Such changes would increase the associated liability while decreases in these assumptions would decrease the associated liability. An increase in the risk-free interest rate or a decrease in the positive differential between the warrant’s exercise price and the market price of our common stock would result in a decrease in the estimated fair value measurement of the warrants and thus a decrease in the associated liability. We have not, and do not plan to, declare dividends on our common stock, and as such, there is no change in the estimated fair value of the derivative warrant liabilities due to the dividend assumption. Had we made different assumptions about the inputs noted above, the recorded gain or loss, our net loss and net loss per share amounts could have been significantly different.

Stock-based compensation

Stock-based compensation is recognized as an expense in the accompanying consolidated statements of operations and such cost is measured at the grant-date fair value of the equity-settled award. The fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton option-pricing model. The expense is recognized on a straight-line basis over the requisite service period. We use the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past. The contractual life of options granted under our 2006 and 2012 option plans are 6 and 10 years, respectively. Since our Company lacks sufficient history, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant.

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

In assessing the need for a valuation allowance, we look at cumulative losses in recent years, estimates of future taxable earnings, feasibility of tax planning strategies, the realizability of tax benefit carryforwards, and other relevant information. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict. In the event that actual results differ from these estimates in future periods, we will be required to adjust the valuation allowance.

Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of its tax provision. Despite management's belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these accruals as relevant circumstances evolve, such as guidance from the relevant tax authority, its tax advisors, or resolution of issues in the courts. Our tax expense includes the impact of accrual provisions and changes to accruals that it considers appropriate. These adjustments are recognized as a component of income tax expense entirely in the period in which new information is available. We record interest related to unrecognized tax benefits in interest expense and penalties in the accompanying consolidated statements of operations as general and administrative expenses.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Recently issued accounting pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of unrecognized tax benefits. This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective beginning January 1, 2014 and is to be applied prospectively with retroactive application permitted. We adopted this guidance as of January 1, 2014, as required. There was no material impact of the accompanying consolidated financial statements resulting from the adoption.

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

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which removes the definition of development stage entity, as was previously defined under U.S. GAAP, thereby removing the financial reporting distinction between development stage entities and other reporting entities. In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in their financial statements, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This guidance is effective for annual reporting periods beginning after December 31, 2014 and early adoption of the standard is permitted. We adopted this guidance during the second quarter of 2014.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments which potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain our cash and cash equivalents with various major financial institutions. These major financial institutions are located in the United States and our policy is designed to limit exposure to any one institution.

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. To minimize risks in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in securities such as commercial paper and money market funds. As of December 31, 2014 and 2013, our cash was mostly held in money market funds in the amounts of $13,085,000 and $3,184,000, respectively. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Accordingly, a 100 basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a material impact on the value of such money market funds.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Vringo, Inc.:

We have audited Vringo, Inc.’s internal control over financial reporting as of December 31, 2014, based on Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vringo, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Vringo, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vringo, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and our report dated March 16, 2015 expressed an unqualified opinion on those consolidated financial statements.

Our report on the consolidated financial statements dated March 16, 2015 contains an explanatory paragraph that the Company has suffered recurring losses from operations and negative cash flows from operating activities and may not have sufficient cash or available sources of liquidity to support operating requirements that raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

New York, New York

March 16, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2015 Annual Meeting of Stockholders to be filed with the SEC under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” is incorporated by reference in this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2015 Annual Meeting of Stockholders to be filed with the SEC under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Management and Corporate Governance,” “Compensation Committee Report,” “Compensation Practices and Policies Related to Risk Management” and is incorporated by reference in this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2015 Annual Meeting of Stockholders to be filed with the SEC under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference in this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2015 Annual Meeting of Stockholders to be filed with the SEC under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” and is incorporated by reference in this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2015 Annual Meeting of Stockholders to be filed with the SEC under the caption “Independent Registered Public Accounting Firm” and is incorporated by reference in this Item 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. For the financial statements included in this annual report, see “Index to the Financial Statements” on page F-1.

(a)(2) Financial Statement Schedules. All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits. The list of exhibits filed as a part of this annual report is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated by reference in this Item 15(a)(3).

(b) Exhibits. See Exhibit Index.

(c) Separate Financial Statements and Schedules. None.

Vringo, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Vringo, Inc.:

We have audited the accompanying consolidated balance sheet of Vringo, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vringo, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities and may not have sufficient cash or available sources of liquidity to support operating requirements that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vringo, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 16, 2015

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

/s/ Somekh Chaikin

A member firm of KPMG International

Jerusalem, Israel

March 10, 2014

Vringo, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Current assets
Cash and cash equivalents	$16,023	$33,586
Assets held for sale	—	787
Deposits with courts	2,067	—
Other current assets	510	455
Total current assets	18,600	34,828
Property and equipment, at cost, net of $389 and $134 accumulated depreciation as of December 31, 2014 and 2013, respectively	221	230
Intangible assets, net	17,625	22,748
Goodwill	—	65,757
Other assets	989	247
Total assets	$37,435	$123,810

Current liabilities
Accounts payable and accrued expenses	$4,731	$5,445
Derivative warrant liabilities	1	43
Total current liabilities	4,732	5,488

Long-term liabilities
Derivative warrant liabilities	$174	$4,040
Other liabilities	1,349	—
Commitments and contingencies (Note 14)

Stockholders’ equity
Series A Convertible Preferred stock, $0.01 par value per share; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share 150,000,000 authorized; 93,404,895 and 84,502,653 issued and outstanding as of December 31, 2014 and 2013, respectively	934	845
Additional paid-in capital	215,951	189,465
Accumulated deficit	(185,705)	(76,028)

Total stockholders’ equity	$31,180	$114,282

Total liabilities and stockholders’ equity	$37,435	$123,810

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the year ended December 31,
	2014	2013	2012
Revenue	$1,425	$1,100	$100

Costs and Expenses*
Operating legal costs	25,368	21,590	10,010
Amortization and impairment of intangibles	5,123	3,445	1,692
Research and development	889	1,512	543
General and administrative	15,484	15,330	10,226
Goodwill impairment	65,757	—	—
Total operating expenses	112,621	41,877	22,471
Operating loss from continuing operations	(111,196)	(40,777)	(22,371)
Non-operating income (expense), net	(162)	225	(2)
Gain (loss) on revaluation of warrants	2,201	(1,196)	6,847
Issuance of warrants	(65)	—	(2,883)
Loss from continuing operations before income taxes	(109,222)	(41,748)	(18,409)
Income tax expense	—	—	—
Loss from continuing operations	(109,222)	(41,748)	(18,409)
Loss from discontinued operations before income taxes (including impairment loss of $0, $7,253, and $0 in 2014, 2013, and 2012, respectively)*	(209)	(10,428)	(2,377)
Income tax expense	(246)	(257)	(55)
Loss from discontinued operations	(455)	(10,685)	(2,432)
Net loss	$(109,677)	$(52,433)	$(20,841)
Loss per share:
Basic
Loss per share from continuing operations	(1.22)	(0.50)	(0.47)
Loss per share from discontinued operations	(0.01)	(0.13)	(0.06)
Total net loss per share	$(1.23)	$(0.63)	$(0.53)
Diluted
Loss per share from continuing operations	(1.23)	(0.50)	(0.55)
Loss per share from discontinued operations	(0.01)	(0.13)	(0.06)
Total net loss per share	$(1.24)	$(0.63)	$(0.61)
Weighted-average number of shares outstanding during the period:
Basic	89,640,330	83,201,691	39,111,176
Diluted	90,489,740	83,280,873	41,664,676
* Includes stock-based compensation expense, as follows:
Operating legal costs	$1,343	$1,221	$523
Research and development	431	470	366
General and administrative	9,042	10,037	6,731
Discontinued operations	151	365	467
	$10,967	$12,093	$8,087

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2011	$170	$5,449	$(2,754)	$2,865
Conversion of Series A Convertible Preferred stock, classified as mezzanine equity	8	68	—	76
Recording of equity instruments upon Merger, net of fair value of issued warrants of $21,954 and issuance costs of $463	152	54,809	—	54,961
Issuance of warrants (Note 11)	—	2,883	—	2,883
Conversion of Series A Convertible Preferred stock, classified as equity	201	(201)	—	—
Exercise of stock options	8	501	—	509
Exercise of warrants	76	22,856	—	22,932
Issuance of shares in connection with a financing round, net of issuance costs of $52	96	31,052	—	31,148
Shares issued for acquisition of patents (Note 6)	2	748	—	750
Issuance of shares in connection with a financing round, net of issuance costs of $39	103	44,859	—	44,962
Stock-based compensation, including grants of shares to consultants	3	8,084	—	8,087
Net loss for the year	—	—	(20,841)	(20,841)
Balance as of December 31, 2012	$819	$171,108	$(23,595)	$148,332
Exercise of stock options and vesting of restricted stock units (“RSU”)	22	952	—	974
Exercise of warrants	4	1,394	—	1,398
Conversion of derivative warrants into equity warrants	—	3,918	—	3,918
Stock-based compensation	—	12,093	—	12,093
Net loss for the year	—	—	(52,433)	(52,433)
Balance as of December 31, 2013	$845	$189,465	$(76,028)	$114,282
Exercise of stock options and vesting of RSU	21	2,139	—	2,160
Issuance of warrants (Note 11)	—	65	—	65
Exercise of warrants	64	12,935	—	12,999
Issuance of common stock for services	4	380	—	384
Stock-based compensation	—	10,967	—	10,967
Net loss for the year	—	—	(109,677)	(109,677)
Balance as of December 31, 2014	$934	$215,951	$(185,705)	$31,180

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(109,677)	$(52,433)	$(20,841)
Adjustments to reconcile net cash flows used in operating activities:
Items not affecting cash flows
Depreciation and amortization	4,023	5,220	2,501
Impairment of goodwill and intangibles (Notes 6 and 8)	67,112	7,253	—
Change in deferred tax assets and liabilities	—	—	(58)
Stock-based compensation	10,967	12,093	8,087
Issuance of warrants	65	—	2,883
Assignment of patents	—	(100)	—
Change in fair value of warrants	(2,201)	1,196	(6,847)
Exchange rate loss (gain), net	192	(97)	8
Changes in assets and liabilities
Decrease (increase) in other assets	374	(135)	(208)
Increase in payables and accruals	763	3,538	7
Net cash used in operating activities	(28,382)	(23,465)	(14,468)
Cash flows from investing activities
Acquisition of property and equipment	(246)	(23)	(208)
Acquisition of patents	—	(1,420)	(22,548)
Cash acquired as part of acquisition of Vringo (Note 7)	—	—	3,326
Increase in deposits	(2,404)	(193)	(46)
Net cash used in investing activities	(2,650)	(1,636)	(19,476)
Cash flows from financing activities
Exercise of stock options	2,160	974	509
Exercise of warrants	11,292	590	12,275
Proceeds from issuance of common stock, net of issuance costs	—	—	76,110
Repayment of note payable	—	—	(3,200)
Cash provided by financing activities	13,452	1,564	85,694
Effect of exchange rate changes on cash and cash equivalents	17	163	(2)
Decrease (increase) in cash and cash equivalents	(17,563)	(23,374)	51,748
Cash and cash equivalents at beginning of period	33,586	56,960	5,212
Cash and cash equivalents at end of period	$16,023	$33,586	56,960
Supplemental disclosure of cash flows information
Income taxes paid	—	34	7
Non-cash investing and financing transactions
Non-cash acquisition of cost method investment	787	—	—
Conversion of derivative warrants into common stock	1,707	808	10,657
Conversion of derivative warrants into equity warrants	—	3,918	—
Non-cash acquisition of patents through issuance of common stock (Note 6)	—	—	750
Conversion of Series A Convertible Preferred stock, classified as mezzanine equity, into common stock, prior to the Merger	—	—	76
Conversion of Series A Convertible Preferred stock, classified as mezzanine equity, into common stock, upon the Merger	—	—	1,724
Conversion of Series A Convertible Preferred stock, classified as equity, into common stock, after the Merger	—	—	201

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 1. General

Overview

Vringo, Inc., together with its consolidated subsidiaries (“Vringo” or the “Company”), is engaged in the development and monetization of intellectual property worldwide. The Company's intellectual property portfolio consists of over 600 patents and patent applications covering telecom infrastructure, internet search and mobile technologies. The Company’s patents and patent applications have been developed internally or acquired from third parties. In potential acquisitions, the Company seeks to purchase all of, or interests in, technology and intellectual property in exchange for cash, the Company’s securities and/or interests in the monetization of those assets. Revenue from this aspect of Vringo’s business can be generated through licensing and litigation efforts.

As further described in Note 7, Vringo closed a merger transaction (the “Merger”) with Innovate/Protect, Inc., a privately held corporation (“I/P”), on July 19, 2012. This transaction was accounted for as a reverse acquisition in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and as a result, I/P was deemed to be the acquiring company for accounting purposes. Accordingly, the Company’s financial statements for periods prior to the Merger reflect the historical results of I/P, and the Company’s financial statements for all periods from July 19, 2012 reflect the results of the combined company.

Prior to December 31, 2013, the Company operated a global platform for the distribution of mobile social applications and the services that it developed. On February 18, 2014, the Company executed the sale of its mobile social application business to InfoMedia Services Limited (“InfoMedia”), receiving an 8.25% ownership interest as consideration (Note 8). As part of the transaction, the Company will have the opportunity to license certain intellectual property assets and support InfoMedia to identify and protect new intellectual property.

Infrastructure Patents

On August 9, 2012, the Company entered into a patent purchase agreement with Nokia Corporation ("Nokia"), comprising of 124 patent families with counterparts in certain jurisdictions world-wide. The portfolio encompasses technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. Declarations were filed by Nokia indicating that 31 of the 124 patent families acquired may be essential to wireless communications standards. The Company also acquired certain patent portfolios during 2012 and 2013, and have filed over 60 internally developed patent applications since the Merger. As one of the means of realizing the value of the patents on telecom infrastructure, the Company has filed a number of suits against ZTE Corporation (“ZTE”), ASUSTeK Computer Inc. (“ASUS”), D-Link Corporation, and certain of their subsidiaries, affiliates and other companies in the United States, European jurisdictions, India, Australia, Brazil, and Malaysia alleging infringement of certain U.S., European, Indian, Australian, Brazilian, and Malaysian patents.

To date, in connection with the filed suits against ZTE, Vringo patents have been found to be infringed in the United Kingdom and Germany, and preliminary relief has been granted in India, Brazil, Romania, and the Netherlands. Separately, Vringo has entered into settlement and license agreements with ADT, Tyco, and Belkin.

Search Patents

On September 15, 2011, the Company’s wholly-owned subsidiary, I/P Engine, Inc. (“I/P Engine”), initiated litigation against AOL Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc., and Target Corporation (collectively, the "Defendants") for infringement of claims of certain of its owned patents. Trial commenced during 2012, and, on November 6, 2012, the jury ruled in favor of I/P Engine and against the Defendants. After upholding the validity of the patents-in-suit, and determining that the asserted claims of the patents were infringed by the Defendants, the jury found that reasonable royalty damages should be based on a "running royalty," and that the running royalty rate should be 3.5%. The jury also awarded I/P Engine a total of approximately $30.5 million. In January 2014, the United States District Court, Eastern District of Virginia (the “District Court”) ordered that I/P Engine recover an additional sum of $17.32 million from the Defendants for supplemental damages and prejudgment interest. Further, the District Court ruled that the appropriate ongoing royalty rate for Defendants' continued infringement of the patents-in-suit is a rate of 6.5% of the 20.9% royalty base previously set by the District Court. These rulings were appealed by the Defendants and the oral argument was heard before the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) on May 6, 2014.

On August 15, 2014, the Federal Circuit reversed the judgment of the District Court by holding that the asserted infringement claims by the Company of the patents-in-suit are invalid for obviousness. The Company filed a petition with the Federal Circuit on October 15, 2014 seeking en banc review of the decision. On October 20, 2014, the Federal Circuit invited the defendants/appellants to respond to the petition.  On December 15, 2014, the Federal Circuit denied I/P Engine's petition for rehearing of the case en banc and consequently, the Company announced that I/P Engine will seek review by the U.S. Supreme Court of the Federal Circuit’s decision.

Financial conditions

As of December 31, 2014, the Company had a cash balance of $16,023. The Company’s average monthly cash spent in operations for the years ended December 31, 2014 and 2013 was approximately $2,365 and $1,955, respectively. In addition, the Company paid approximately $2,404 in deposits with courts during 2014 related to proceedings in Germany, Brazil, and Malaysia, which are included in Deposits with courts in the consolidated balance sheet as of December 31, 2014.

On June 19, 2014, the Company entered into agreements with certain of its warrant holders, pursuant to which the warrant holders exercised for cash 5,697,227 of their outstanding Series 1 and Series 2 warrants, with an exercise price of $1.76 per share. The Company granted such warrant holders unregistered warrants of the Company to purchase an aggregate of 5,412,366 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $5.06 per share (the “June 2014 Warrants”). As a result of these transactions, the Company received $10,027 of proceeds. In addition, 1,126,815 options to purchase 1,126,815 shares of the Company’s common stock were exercised during the year ended December 31, 2014. As a result, the Company received $2,160 of proceeds.

As of December 31, 2014 and 2013, the Company’s total stockholders' equity was $31,180 and $114,282, respectively. The decrease in stockholders’ equity since December 31, 2013 is mainly due to the operating loss during the year ended 2014, which includes a non-cash goodwill impairment charge of $65,757 that was recorded during the fourth quarter of 2014 in connection with the annual goodwill impairment test performed by the Company. As a result of the first step of the goodwill impairment test, it was determined that the fair value of the reporting unit did not exceed its carrying amount as of December 31, 2014, mainly due to the decline of the Company’s common stock price during the fourth quarter of 2014. Accordingly, the Company performed the second step of the goodwill impairment test and determined that the implied value of its goodwill was zero. Refer to Note 6 for further discussion of this impairment charge.

The Company’s operating plans include efforts to increase revenue through the licensing of its intellectual property, strategic partnerships, and litigation, when required, which may be resolved through a settlement or collection. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. The majority of the Company’s expenditures consist of costs related to the Company’s four litigation campaigns. In the case against Google et al., the Company incurred costs during 2014 related to the preparation for the oral argument, which was heard before the Federal Circuit in May 2014, in addition to other related costs. In the cases against ZTE and ASUS, the Company incurred costs during 2014 related to the preparation and filing of briefs and other court documents, as well as case preparation and management. A large percentage of these costs were incurred in the United Kingdom, Australia, Germany, Brazil, the Netherlands, and France. In civil law jurisdictions, such as Germany, France, Spain, and others, the majority of costs are incurred in the early stages of litigation. With respect to the Company’s litigation in such countries, the respective campaigns are currently in the later stages and therefore the Company has already incurred the large majority of the related anticipated costs. As such, based on the Company’s plans, costs in these jurisdictions are projected to be lower in 2015 and other future periods.

Despite the Company’s plans, its legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Further, should the Company be deemed the losing party in certain of its litigations, it may be liable for some or all of its opponents’ legal fees. In addition, in connection with litigation, the Company has made several affirmative financial guarantees to courts around the world, and might face the need to make additional guarantees in the future. Refer to Note 14 for the Company’s disclosures of its commitments and contingencies for the assessments made by the Company with respect to legal fees and guarantees.

In addition, the Company’s plans to continue to expand its planned operations through acquisitions and monetization of additional patents, other intellectual property or operating businesses may be time consuming, complex and costly to consummate. The Company may utilize many different transaction structures in its acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. The Company’s ability to raise capital may be limited. Even if the Company is able to acquire particular patents or other intellectual property assets, there is no guarantee that it will generate sufficient revenue related to those assets to offset the acquisition costs. Therefore, no assurance can be given at this time as to whether the Company will be able to achieve its objectives or whether it will have the sources of liquidity for follow through with its operating plans.

In addition, until the Company generates sufficient revenue, the Company may need to raise additional funds, which may be achieved through the issuance of additional equity or debt, or through loans from financial institutions. There can be no assurance, however, that any such opportunities will materialize. The Company may also be able to raise additional funds through the exercise of its outstanding warrants and options, however, substantially all of such outstanding equity instruments are currently “out of the money” due to the decline in the Company’s common stock price which began in the third quarter of 2014.

The circumstances discussed above raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Note 2. Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(e) Derivative instruments

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets at their respective fair values. The Company's derivative instruments, which are discussed in Notes 9 and 11, have been recorded as liabilities at fair value, and are revalued at each reporting date, with changes in the fair value of the instruments included in the consolidated statements of operations as non-operating income (expense).

(f) Intangible assets

Intangible assets include purchased patents which are recorded based on the cost to acquire them. These assets are amortized over their remaining estimated useful lives, which are periodically evaluated for reasonableness. The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of the Company's intangible assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, the Company may be required to record impairment charges related to its intangible assets. Refer to Note 6 for further discussion of impairment charges recorded by the Company during the third quarter of 2014 and the fourth quarter of 2013, related to its intangible assets.

(g) Goodwill

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

The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform the two-step impairment test for the reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Fair value of the reporting unit is determined using certain valuation techniques, including the estimation of an implied control premium, in addition to the Company’s market capitalization on the measurement date as the market capitalization is derived on a non-controlling basis.

If the fair value of the reporting unit exceeds its carrying value, then the second step of the impairment test (measurement) does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform the second step of the impairment test. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to an acquisition price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit and the implied fair value of goodwill. Refer to Note 6 for further discussion of the interim goodwill impairment test performed by the Company as of September 30, 2014 and the annual goodwill impairment test performed by the Company as of December 31, 2014.

(h) Property and equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The useful lives of the Company’s property and equipment are based on estimates of the period over which the Company expects the assets to be of economic benefit to the Company.

The following table summarizes the estimate useful lives of the Company’s property and equipment categories:

No. of Years
Office furniture and equipment	3
Computers and related equipment	2-3
Leasehold improvements	Shorter of the useful life of the asset or the term of the lease

(i) Revenue recognition

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

(j) Operating legal costs

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

(k) Stock-based compensation

Stock-based compensation is recognized as an expense in the consolidated statements of operations and such cost is measured at the grant-date fair value of the equity-settled award. The fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton option-pricing model. The expense is recognized on a straight-line basis, over the requisite service period. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past. The contractual life of options granted under the Company’s 2006 and 2012 option plans are 6 and 10 years, respectively. Since the Company lacks sufficient history, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant.

(l) Income taxes

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

(m) Net loss per common share

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

(n) Commitments and contingencies

Liabilities for loss contingencies arising from assessments, estimates or other sources are to be recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs expected to be incurred in connection with a loss contingency are expensed as incurred.

(o) Fair value measurements

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

(p) Recently issued accounting pronouncements

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

(q) Reclassification

Certain balances have been reclassified to conform to presentation requirements including discontinued operations.

Note 3. Net Loss per Common Share

The table below presents the computation of basic and diluted net losses per common share:

	For the year ended December 31,
	2014	2013	2012
Basic Numerator:
Loss from continuing operations attributable to shares of common stock	$(109,222)	$(41,748)	$(18,409)
Loss from discontinued operations attributable to shares of common stock	(455)	$(10,685)	$(2,432)
Net loss attributable to shares of common stock	$(109,677)	$(52,433)	$(20,841)
Basic Denominator:
Weighted average number of shares of common stock outstanding during the period	89,640,330	83,097,667	38,949,305
Weighted average number of penny stock options	—	104,024	161,871
Basic common stock shares outstanding	89,640,330	83,201,691	39,111,176
Basic loss per common stock share from continuing operations	$(1.22)	$(0.50)	$(0.47)
Basic loss per common stock share from discontinued operations	(0.01)	$(0.13)	$(0.06)
Basic net loss per common stock share	$(1.23)	$(0.63)	$(0.53)

Diluted Numerator:
Net loss from continuing operations attributable to shares of common stock	$(109,222)	$(41,748)	$(18,409)
Increase in net loss attributable to derivative warrants	$(2,201)	$(59)	$(4,701)
Diluted net loss from continuing operations attributable to shares of common stock	$(111,423)	$(41,807)	$(23,110)
Diluted net loss from discontinued operations attributable to shares of common stock	$(455)	$(10,685)	$(2,432)
Diluted net loss attributable to shares of common stock	$(111,878)	$(52,492)	$(25,542)

Diluted Denominator:
Basic common stock shares outstanding	89,640,330	83,201,691	39,111,176
Shares assumed issued upon exercise of derivative warrants during the period	849,410	79,182	2,553,500
Diluted common stock shares outstanding	90,489,740	83,280,873	41,664,676
Diluted loss per common stock share from continuing operations	$(1.23)	$(0.50)	$(0.55)
Diluted loss per common stock share from discontinued operations	$(0.01)	$(0.13)	$(0.06)
Diluted net loss per common stock share	$(1.24)	$(0.63)	$(0.61)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options to purchase an equal number of shares of common stock of the Company	8,052,345	10,407,157	8,957,054
Unvested RSU to issue an equal number of shares of common stock of the Company	1,196,357	2,161,402	3,125,000
Common stock shares granted, but not yet vested	—	30,046	92,903
Warrants to purchase an equal number of shares of common stock of the Company	16,553,243	18,261,031	3,787,628
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share	25,801,945	30,859,636	15,962,585

Note 4. Cash and Cash Equivalents

	As of December 31,
	2014	2013
Cash denominated in U.S. dollars	$2,897	$24,628
Money market funds denominated in U.S. dollars	13,085	3,184
Cash in currency other than U.S. dollars	41	5,774
	$16,023	$33,586

Note 5. Property and Equipment

	As of December 31,
	2014	2013
Computers, software and equipment	$207	$171
Furniture and fixtures	201	83
Leasehold improvements	202	110
	610	364
Less: accumulated depreciation	(389)	(134)
	$221	$230

During the years ended December 31, 2014, 2013 and 2012, the Company recorded $255, $87 and $46 of depreciation expense, respectively.

Note 6. Goodwill and Intangible Assets

Intangible assets

The following table provides information regarding the Company’s intangible assets, which consist of its patents:

	December 31, 2014	December 31, 2013	Weighted average amortization period (years)
Patents	28,213	28,213	8.9
Less: accumulated amortization	(9,233)	(5,465)
Less: impairment of patents	(1,355)	—
	$17,625	$22,748

The Company’s patents consist of three major patent portfolios, which were acquired from third parties, as well as a number of internally developed patents. The costs related to internally developed patents are expensed as incurred.

In August 2012, the Company purchased a portfolio from Nokia consisting of various patents and patent applications. The portfolio encompasses a broad range of technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. The total consideration paid for the portfolio was $22,000. In addition, the Company capitalized certain costs related to the acquisition of patents in the total amount of $548. Under the terms of the purchase agreement, to the extent that the gross revenue generated by such portfolio exceeds $22,000, the Company is obligated to pay a royalty of 35% of such excess. The Company has not recorded any amounts in respect of this contingent consideration, as both the amounts of future potential revenue, if any, and the timing of such revenue cannot be reasonably estimated.

In October 2012, the Company’s subsidiary entered into a patent purchase agreement. As partial consideration, the Company issued 160,600 shares of common stock to the seller with a fair value of $750. In addition, under the terms of the purchase agreement, 20% of the gross revenue collected will be payable to the seller as a royalty. The Company has not recorded any amounts in respect of this contingent consideration, as both the amounts of future potential revenue, if any, and the timing of such revenue cannot be reasonably estimated. In October 2013, the Company purchased an additional patent portfolio for approximately $1,400 which includes certain costs related to the acquisition of patents.

The Company’s patents are amortized over their expected useful lives (i.e., through the expiration date of the patent). During the years ended December 31, 2014, 2013, and 2012, the Company recorded amortization expense of $3,768, $3,445 and $1,692, respectively, related to its patents. Additionally, during the years ended December 31, 2013 and 2012, the Company recorded amortization expense of $1,688 and $763, respectively, related to the Company’s acquired technology which is further explained in Note 7.

During the third quarter of 2014, the Company determined that there were impairment indicators related to certain of its patents. A significant factor that was considered when making this determination included the announcement of the Federal Circuit’s decision on August 15, 2014 described in Note 1. The Company concluded that this factor was deemed a “triggering” event requiring that the related patent assets be tested for impairment during the third quarter of 2014. In performing this impairment test, the Company determined that the patent portfolio containing the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al, which represents an asset group, was subject to impairment testing. In the first step of the impairment test, the Company utilized its projections of future undiscounted cash flows based on the Company’s existing plans for the patents. As a result, it was determined that the Company’s projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, the Company performed the second step of the impairment test to measure the potential impairment by calculating the asset group’s fair value. This resulted in an impairment of $1,355 during the third quarter of 2014, related to the asset group, which represents the difference between the fair value and the carrying value of the asset group. The impairment charge is included in Amortization and impairment of intangibles in the consolidated statements of operations. There were no impairment charges related to the Company’s patents during the years ended December 31, 2013 and 2012.

Estimated amortization expense for each of the five succeeding years, of the Company’s patents owned at December 31, 2014 is as follows:

Year ending December 31,	Amount
2015	$3,195
2016	2,878
2017	2,806
2018	2,783
2019	2,478
2020 and thereafter	3,485
$17,625

During the fourth quarter of 2013, the Company recorded an impairment loss of $7,045 related to its acquired technology (Note 8) in connection with the sale of its mobile social application business. Refer to Note 8 for further discussion. The acquired technology is included in assets held for sale in the consolidated balance sheet as of December 31, 2013 at fair value.

Goodwill

Interim Impairment Test Performed

The Company’s market capitalization, as further described in Note 2, is sensitive to the volatility of the Company’s stock price. On August 15, 2014, the Company’s stock price opened at $3.18, reached a low of $0.67, and closed at $0.88. The closing price of the Company’s stock on September 30, 2014 was $0.95. The average closing stock price of the Company from August 15, 2014 through September 30, 2014 was approximately $1.05, ranging from $0.95 to $1.40 during that time period. During the third quarter of 2014, the decline in stock price experienced by the Company was deemed a “triggering” event requiring that goodwill be tested for impairment as of September 30, 2014.

The Company performed the first step of the goodwill impairment test as of September 30, 2014 in order to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit is based upon the Company’s market capitalization on the measurement date, as the market capitalization is derived on a non-controlling basis, and an estimated implied control premium, which was determined with the assistance of a third party valuation specialist. The Company believes that this is the most appropriate valuation technique for determining the fair value of the reporting unit for various reasons. First, the Company’s common shares are publicly traded on NASDAQ. Therefore, active quoted market prices can be readily observed and the Company has a widely distributed shareholder base which provides for a substantial amount of daily trading volume. As such, the Company believes that the quoted market price is a good representation of a fair value of one share of the Company, or a fractional interest in the Company. Secondly, quoted market prices of an individual security may not be representative of the fair value of the reporting unit as a whole. For example, there may be a premium that an acquiring entity might pay for a controlling interest compared to the amount an investor would be willing to pay for a non-controlling interest. The implied control premium selected was developed based on certain observable market data of comparable companies in the intellectual property, internet software and services, telecommunications, and biotechnology industries.

The Company also considered the use other valuation approaches to determine the fair value of the reporting unit, including an income approach and other market approaches. When considering the use of an income approach for determining the fair value of the reporting unit, the Company considered using valuation techniques such as a discounted cash flows model. However, it was determined that, due to factors specific to the Company and the nature of its operations, the use of such techniques would impose significant feasibility hurdles and would not yield an effective result. First, the Company does not have a history of revenue to use for purposes of projecting future earnings and revenue streams. Secondly, the Company’s future earnings and revenue are heavily contingent upon the outcomes of certain litigation and settlements which are difficult to predict with a sufficient degree of precision. As such, the Company concluded that an income approach would not add meaningfully to the determination of fair value of the reporting unit.

When considering the use of other market approaches for determining the fair value of the reporting unit, the Company considered using relevant information generated by market transactions of comparable companies such as multiples of earnings and revenue. It was determined, however, that there was a lack of publicly available information with respect to comparable entities within the intellectual property market space that would enable the Company to gather useful information for purposes of such valuation techniques. Additionally, the fact that the Company has not yet experienced significant revenue or earnings poses limitations to the use of a market multiples approach. As such, the Company concluded that this technique would not yield an effective result.

Based upon the first step of the goodwill impairment test performed as of September 30, 2014, the Company determined that the fair value of the reporting unit was in excess of its carrying amount by approximately 14% and therefore the second step of the goodwill impairment test was not required at that time. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the interim impairment test measurement date.

Annual Impairment Test Performed

The Company performed its annual goodwill impairment test as of December 31, 2014. The Company performed the first step of the goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Similar to the interim goodwill impairment test described above, the fair value of the reporting unit was determined with the assistance of a third party valuation specialist using certain valuation techniques, including the estimation of an implied control premium, in addition to the Company’s market capitalization on the measurement date, as the market capitalization is derived on a non-controlling basis. The implied control premium selected was consistent with the control premium utilized in the interim goodwill impairment test described above, as no new significant observable market data of comparable companies was available.

During the fourth quarter of 2014, the Company’s stock price declined and the closing price of the Company’s stock on December 31, 2014 was $0.55. This decline in stock price resulted in a significantly lower market capitalization than that used when performing the interim goodwill impairment test described above. Based upon the first step of the goodwill impairment test performed as of December 31, 2014, the Company determined that the fair value of the reporting unit did not exceed its carrying amount and therefore the second step of the goodwill impairment test was required.

In performing the second step of the goodwill impairment test, the Company compared the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill, the Company assigns the fair value of the reporting unit to all of the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. As part of this step, the Company estimated the fair value of its patents using an income approach. The key assumptions for this approach are projected future cash flows, ranges of royalty rates as determined by management in consultations with valuation experts, and a discount rate which is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected future cash flows. As a result, it was determined that the Company’s intangible assets were not impaired as of December 31, 2014.

Based on the estimated implied fair value of goodwill, the Company recorded an impairment charge of $65,757, to reduce the carrying value of goodwill to its implied fair value, which was determined to be zero. This impairment charge is included in Goodwill impairment in the consolidated statement of operations for the year ended December 31, 2014.

Other

Additionally, the Company recognized an impairment charge related to goodwill of approximately $208 during the fourth quarter of 2013 in connection with the sale of its mobile social application business.  Refer to Note 8 for further discussion.

Note 7. Business Combination

As described in Note 2, I/P consummated the Merger with Vringo on July 19, 2012. The consideration consisted of various equity instruments, including: shares of common stock, options, preferred stock and warrants. Upon completion of the Merger, (i) all then outstanding 6,169,661 common stock shares of I/P, par value $0.0001 per share, were exchanged for 18,617,569, shares of the Company’s common stock, par value $0.01 per share, and (ii) all outstanding shares of Series A Convertible Preferred Stock of I/P, par value $0.0001 per share, were exchanged for 6,673 shares of Vringo’s Series A Convertible Preferred Stock, par value $0.01 per share, which shares were convertible into 20,136,445 shares of common stock of Vringo. In addition, Vringo issued to the holders of I/P capital stock an aggregate of 15,959,838 warrants to purchase an aggregate of 15,959,838 shares of the Company’s common stock with an exercise price of $1.76 per share. The Company recorded such warrants as long-term derivative liabilities (refer to Note 11). In addition, all outstanding and unexercised options to purchase I/P common stock, whether vested or unvested, were converted into 41,178 options to purchase the Company’s common stock. Immediately following the completion of the Merger, the former stockholders of I/P owned approximately 55.04% of the outstanding common stock of the combined company (or 67.61% of the outstanding shares of the Company’s common stock, calculated on a fully diluted basis), and Vringo’s stockholders prior to the Merger owned approximately 44.96% of the outstanding common stock of the combined company (or 32.39% of the outstanding shares of its common stock calculated on a fully diluted basis). This transaction was accounted for as a reverse acquisition in accordance with U.S. GAAP and as a result, I/P was deemed to be the acquiring company for accounting purposes. The total purchase price of $75,654 was allocated to the assets acquired and liabilities assumed as follows. Registration and issuance cost, in the total amount of $463, was recorded against the additional paid-in capital.

Allocation of purchase
price
Cash and cash equivalents	$3,326
Working capital (excluding cash and cash equivalents)	(740)
Long-term deposit	8
Property and equipment	124
Acquired technology	10,133
Goodwill	65,965
Total assets acquired, net	78,816

Fair value of outstanding warrants granted by Legal Parent prior to the Merger, classified as a long-term derivative liability	(3,162)
Total liabilities assumed, net	(3,162)
75,654
Measurement of consideration:
Fair value of vested stock options granted to employees, management and consultants, classified as equity	7,364
Fair value of outstanding warrants granted by the Legal Parent prior to the Merger, classified as equity	10,079
Fair value of Vringo shares of common stock and vested $0.01 options granted to employees, management and consultants	58,211
Total estimated purchase price	$75,654

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

Note 8. Discontinued Operations and Assets Held For Sale

On December 31, 2013, the Company entered into a definitive asset purchase agreement with InfoMedia for the sale of all assets and the assignment of all agreements related to the Company’s mobile social application business. The closing of the transaction occurred on February 18, 2014 (“Closing”).

In connection with the asset purchase agreement, an impairment loss of $7,253 was recorded during the fourth quarter of 2013, which represents the excess of the carrying value (which includes the portion of goodwill allocated to the mobile social application business) over the estimated fair value of the asset group. The fair value of the asset group was estimated using an income approach by developing a discounted, future, net cash flows model. The following table presents the carrying amounts of the major classes of assets from discontinued mobile social application in the Company’s consolidated balance sheet as of December 31, 2013. As of December 31, 2013, there were no liabilities classified as held for sale and no liabilities were transferred to InfoMedia upon Closing.

As of December 31,
2013
Cash	$48
Accounts receivable	102
Goodwill at carrying amount of $208, net of $208 loss on impairment	—
Acquired technology at carrying amount of $10,133 (Note 7), net of $2,451 accumulated amortization and $7,045 loss on impairment	637
Total assets held for sale	$787

Upon Closing, as consideration for the assets and agreements related to the Company’s mobile social application business, the Company received 18 Class B shares of InfoMedia, which represent an 8.25% ownership interest in InfoMedia. Additionally, the Company’s Chief Executive Officer was appointed as a full voting member on InfoMedia’s board of directors and the Company received a number of customary protective rights. The InfoMedia Class B shares are accounted for as a cost-method investment at the carrying amount of $787 and are included in Other assets in the consolidated balance sheet as of December 31, 2014. During the year ended December 31, 2014, there were no events or changes in circumstances that would indicate that the carrying amount of this investment may no longer be recoverable.

Additionally, in connection with the asset purchase agreement, the requirement to report the results of the Company’s mobile social application business as discontinued operations was triggered as of December 31, 2014. The following tables represent the components of operating results from discontinued operations, as presented in the consolidated statements of operations:

	As of December 31,
	2014	2013	2012
Revenue	$37	$224	$269
Operating expenses	(266)	(3,334)	(2,666)
Loss on impairment	—	(7,253)	—
Operating loss	(229)	(10,363)	(2,397)
Non-operating income (expense)	20	(65)	20
Loss before taxes on income	(209)	(10,428)	(2,377)
Income tax expense	(246)	(257)	(55)
Loss from discontinued operations	$(455)	$(10,685)	$(2,432)

Note 9. Fair Value Measurements

The following table presents the placement in the fair value hierarchy of liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
Derivative warrant liabilities	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of December 31, 2014	$175	—	—	$175
As of December 31, 2013	$4,083	—	—	$4,083

The Company measures its derivative warrant liabilities at fair value. The Special Bridge Warrants, Conversion Warrants, the derivative Reload Warrants and the derivative Series 1 Warrants (as defined in Note 11) are classified within Level 3 because they are valued using the Black-Scholes-Merton and the Monte-Carlo models (as these warrants include down-round protection clauses), which utilize significant inputs that are unobservable in the market.

The following table presents the placement in the fair value hierarchy of assets that are measured at fair value on a non-recurring basis as of December 31, 2013 (there were no such assets or liabilities as of December 31, 2014):

Fair value measurement at reporting date using
Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
Assets held for sale	$787	$150	—	$637

In addition to the above, the Company’s financial instruments as of December 31, 2104 and 2013 consisted of cash, cash equivalents, receivables, accounts payable and deposits. The carrying amounts of all the aforementioned financial instruments approximate fair value. The following table summarizes the changes in the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2014, 2013 and 2012:

Level 3
Balance at January 1, 2012	$—
Derivative warrants issued to I/P’s shareholders in connection with the Merger	21,954
Fair value of derivative warrants issued	3,162
Fair value adjustment, prior to exercise of warrants, included in consolidated statement of operations	156
Exercise of derivative warrants	(10,657)
Fair value adjustment at end of period, included in consolidated statement of operations	(7,003)
Balance at December 31, 2012	7,612
Net impact of removal of down-round clause in Series 1 Warrant	(2,300)
Fair value adjustment, prior to exercise of warrants, included in consolidate statement of operations	9
Exercise of derivative warrants	(808)
Fair value adjustment at end of period, included in consolidated statement of operations	(430)
Balance at December 31, 2013	$4,083
Fair value adjustment, prior to exercise of warrants, included in consolidated statement of operations	56
Exercise of derivative warrants	(1,707)
Fair value adjustment at end of period, included in consolidated statement of operations	(2,257)
Balance at December 31, 2014	175

Valuation processes for Level 3 Fair Value Measurements

The fair value measurements of the derivative warrant liabilities related to the Special Bridge Warrants, Conversion Warrants, Reload Warrants and Series 1 Warrants are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the following inputs.

December 31, 2014:

Description	Valuation technique	Unobservable inputs	Range
Conversion Warrants, derivative Reload Warrants and	Black-Scholes-Merton and the	Volatility	56.55% – 77.06%
derivative Series 1 Warrants	Monte-Carlo models	Risk free interest rate	0.13% – 0.87%
		Expected term, in years	0.48 – 2.55
		Dividend yield	0%
		Probability and timing of down-round triggering event	50% occurrence in June 2015

December 31, 2013:

Description	Valuation technique	Unobservable inputs	Range
Special Bridge Warrants, Conversion Warrants, derivative	Black-Scholes-Merton and the	Volatility	46.85% – 52.63%
Reload Warrants and derivative Series 1 Warrants	Monte-Carlo models	Risk free interest rate	0.16% – 1.11%
		Expected term, in years	0.99 – 3.55
		Dividend yield	0%
		Probability and timing of down-round triggering event	5% occurrence in December 2014

The fair value of the assets held for sale as of December 31, 2013 (Note 8) was determined by estimating the present value of the expected future cash flows associated with that asset or asset group by using certain unobservable market inputs. These inputs included discount rates, estimated future cash flows and certain continuing growth rate assumptions. The discount rates are intended to reflect the risk inherent in the projected future cash flows generated by the respective asset or asset group. The inputs used in the valuation were sensitive to certain factors related to mobile social application technology such as rapid changes in the industry and technological advances.

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

Note 10. Stock-based Compensation

The Company has a stock-based compensation plan available to grant stock options and RSU to the Company’s directors, employees and consultants. Under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), a maximum of 15,600,000 shares of common stock may be awarded. The Plan was approved by the Company’s stockholders on July 19, 2012, following the Merger, replacing Vringo’s then existing 2006 Stock Option Plan (the “2006 Plan”). The maximum number of available common shares under the Plan is made up of the 9,100,000 previously available common shares under the 2006 Plan and 6,500,000 newly available common shares. As of December 31, 2014, 5,793,420 shares were available for future grants under the Plan. Total stock-based compensation expense for the years ended December 31, 2014, 2013, and 2012 was $10,967, $12,093, and $8,087, respectively.

The following table illustrates the stock options granted during the year ended December 31, 2014. There were no RSU granted during the year ended December 31, 2014.

Title	Grant date	No. of options	Exercise price	Fair market value at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Directors, Management, and Employees	January - December 2014	1,300,000	$ 1.18 - $ 4.10	$ 0.65 - $ 2.32	Over 1 year for Directors; Over 3 years for Management and Employees	Volatility: 57.75% – 62.00% Risk free interest rate: 1.82% - 2.06% Expected term, in years: 5.31-5.81 Dividend yield: 0.00%

Certain options granted to officers, directors and certain key employees are subject to acceleration of vesting of 75% - 100% (according to the agreement signed with each grantee), upon a subsequent change of control.

The following tables summarize information about stock options and RSU activity during the year ended December 31, 2014:

	RSU		Options
	No. of RSU	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding at January 1, 2014	2,161,403	$3.61	10,457,159	$3.23	$0.01 – $5.50	$2.50
Granted	—	—	1,300,000	$3.77	$1.18 – $4.10	$2.04
Vested/Exercised	(959,421)	$3.59	(1,126,815)	$1.92	$0.01 – $3.72	$1.31
Forfeited	(5,625)	$3.72	(2,083,333)	$3.53	$2.96 – $3.72	$2.49
Expired	—	—	(494,666)	$4.28	$0.96 – $5.50	$1.94
Outstanding at December 31, 2014	1,196,357	$3.64	8,052,345	$3.36	$0.96 – $5.50	$2.24
Exercisable at December 31, 2014	—	—	6,172,691	$3.36	$0.96 – $5.50

	Non-vested stock options:		Non-vested RSU:
	No. of options	Weighted average grant date fair value	No. of RSUs	Weighted average grant date fair value
Balance at January 1, 2014	4,593,680	$2.36	2,161,403	$3.61
Granted	1,300,000	$3.77	—	$—
Vested	(3,343,193)	$2.39	(959,421)	$3.59
Forfeited	(670,833)	$2.30	(5,625)	$3.72
Balance at December 31, 2014	1,879,654	$2.21	1,196,357	$3.64

The following table summarizes information about employee and non-employee stock options outstanding as of December 31, 2014:

Exercise price	No. options outstanding	No. options exercisable	Weighted average remaining contractual life (years)
$0.01-1.00	61,178	61,178	6.94
$1.01-2.00	845,667	754,001	8.22
$2.01-3.00	585,000	337,082	8.53
$3.01-4.00	5,323,000	4,066,263	8.30
$4.01-5.00	1,025,000	741,667	9.15
$5.01-6.00	212,500	212,500	5.48
	8,052,345	6,172,691

As of December 31, 2014, the total aggregate intrinsic values of options outstanding and options exercisable were zero since these instruments were “out-of-the-money” as of December 31, 2014. As of December 31, 2013, the total aggregate intrinsic value of options outstanding and options exercisable was $2,558 and $2,445, respectively. As of December 31, 2012, the total aggregate intrinsic value of options outstanding and options exercisable was $3,548 and $3,200, respectively. The total aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $2,363, $1,322, and $2,417, respectively.

The total fair value of stock options that vested in the years ended December 31, 2014, 2013, and 2012 was $7,987, $7,807, and $5,927, respectively. As of December 31, 2014, there was approximately $7,575 of total unrecognized share-based payment cost related to non-vested options, shares and RSUs, granted under the incentive stock option plans. Overall, the cost is expected to be recognized over a weighted average of 1.25 years.

The Company did not recognize tax benefits related to its stock-based compensation as there is a full valuation allowance recorded.

Note 11. Warrants

The following table summarizes information about warrant activity during the year ended December 31, 2014:

	No. of warrants	Weighted average exercise price	Exercise price range
Outstanding at January 1, 2014	18,427,478	$3.15	$ 0.94 – $5.06
Granted	5,412,366	$5.06	$5.06
Exercised	(6,415,992)	$1.76	$1.76
Expired	(21,198)	$0.94	$0.94
Outstanding at December 31, 2014	17,402,654	$4.26	$ 0.94 – $5.06

As part of the Merger, on July 19, 2012, Vringo issued to I/P’s stockholders 8,299,115 warrants at an exercise price of $1.76 per share and contractual term of 5 years (“Series 1 Warrant”). These warrants bear down-round protection clauses and as a result, they were initially classified as a long-term derivative liability and recorded at fair value. In addition, I/P’s stockholders received another 7,660,722 warrants at an exercise price of $1.76 per share and contractual term of 5 years (“Series 2 Warrant”). As the Series 2 Warrants do not have down-round protection clauses, they were classified as equity. As of the Merger, Vringo’s outstanding warrants also included certain derivative warrants, at an exercise price of $0.94 per share, with a remaining contractual term of 2.44 years (the “Special Bridge Warrants” and the “Conversion Warrants”); certain derivative warrants, at an exercise price of $1.76 per share, with a remaining contractual term of 4.55 years (the “Preferential Reload Warrants”); and certain warrants, classified as equity, at an exercise price of $1.76 per share, with a remaining contractual term of 4.55 years (the “non-Preferential Reload Warrants”). In addition, warrants that were issued upon completion of Vringo’s public offering in June 2010 were also outstanding upon the Merger. These warrants are publicly traded and are exercisable until June 21, 2015, at an exercise price of $5.06 per share.

On October 12, 2012, the Company entered into an agreement with certain of its warrant holders, pursuant to which, on October 23 and 24, 2012, the holders exercised in cash 3,721,062 of their outstanding warrants, with an exercise price of $1.76 per share. In exchange, the Company granted such warrant holders unregistered warrants of the Company to purchase an aggregate of 3,000,000 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $5.06 per share (the “October 2012 Warrants”). The contractual life of these warrants is 2.66 years and because such warrants do not bear any down-round protection clauses they were classified as equity instruments. The October 2012 Warrants were valued using the following assumptions: volatility: 68.1%, share price: $3.50-$3.77, risk free interest rate: 0.724% and dividend yield: 0%. The fair value of warrants issued in exchange for the exercise of the Company’s derivative warrants was accounted for as an inducement, therefore an amount of $2,883 was recorded as a non-operating expense during the year ended December 31, 2012.

As part of the issuance of the October 2012 Warrants, the down-round protection clause in 2,173,852 then outstanding Series 1 Warrants was removed. Because such warrants were no longer subject to down-round protection they were re-measured at fair value and classified as equity instruments. The overall impact of the removal of the down-round warrant protection, which was not material, was recorded during the year ended December 31, 2013. As a result, during the year ended December 31, 2013, the Company recorded an additional non-operating expense of $1,617, and re-classified $3,918 from derivative liabilities on account of warrants to stockholders’ equity.

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

The below is a summary of the Company’s outstanding warrants as of December 31, 2014:

	No. outstanding	No. outstanding classified as equity	No. outstanding classified as liabilities*	Exercise price	Remaining contractual life
Series 1 Warrants	1,490,250	64,621	1,425,629	$1.76	2.55 years
Series 2 Warrants	1,943,523	1,943,523	—	$1.76	2.55 years
Conversion Warrants	14,492	—	14,492	$0.94	0.48 years
Reload Warrants	758,023	597,414	160,609	$1.76	2.10 years
IPO Warrants	4,784,000	4,784,000	—	$5.06	0.48 years
October 2012 Warrants	3,000,000	3,000,000	—	$5.06	0.48 years
June 2014 Warrants	5,412,366	5,412,366	—	$5.06	0.48 years
Outstanding at December 31, 2014	17,402,654	15,801,924	1,600,730

* These warrants bear down-round protection clauses and as a result, they are classified as derivative liabilities and recorded at fair value.

Note 12. Revenue from Settlements and Licensing Agreements

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

On October 1, 2014, the Company entered into a confidential agreement with Belkin that resolved all litigation pending between the parties.

Note 13. Income Taxes

For the years ended December 31, 2014, 2013 and 2012, loss from continuing operations before taxes consists of the following:

	2014	2013	2012
Domestic	$(108,828)	$(41,204)	$(17,673)
Foreign	(394)	(544)	(736)
	$(109,222)	$(41,748)	$(18,409)

There was no income tax expense attributable to continuing operations for the years ended December 31, 2014, 2013 and 2012. Income tax expense attributable to discontinued operations for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	2014	2013	2012
Foreign
Current	$(246)	$(245)	$(112)
Deferred	—	(12)	57
	$(246)	$(257)	$(55)

Income tax expense attributable to continuing operations differed from the amounts computed by applying the applicable U.S. federal income tax rate to loss from continuing operations before taxes on income as a result of the following:

	For the year ended December 31,
	2014	2013	2012
Loss from continuing operations before taxes on income	$(109,222)	$(41,748)	$(18,409)
Tax rate	35%	35%	35%

Computed "expected" tax benefit	38,228	14,612	6,443
Change in valuation allowance	(13,864)	(10,398)	(7,461)
Nondeductible expenses	(25,070)	(6,812)	(15)
State and local income tax, net of federal income tax expense	793	2,714	1,197
Other items	(87)	(116)	(164)
Income tax expense attributable to continuing operations	$—	$—	$—

The tax effects of temporary differences which give rise to deferred income tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Deferred income tax assets:
Net operating loss carryforwards	$43,558	$29,918
Stock-based compensation	4,789	8,104
Impairment of patents and other	341	7
Total gross deferred income tax assets	48,688	38,029

Less:
Valuation allowance	(48,688)	(37,758)
Deferred income tax liability for acquired technology	—	(264)

Net deferred income tax assets	$—	$7

The Company assesses the need for a valuation allowance related to its deferred income tax assets by considering whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. A valuation allowance has been recorded against the Company’s deferred income tax assets, as it is in the opinion of management that it is more likely than not that the net operating loss carryforwards ("NOL") will not be utilized in the foreseeable future. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are more likely than not to be realized. The following table presents the changes to valuation allowance during the periods presented:

As of December 31, 2011	$1,231
Charged to cost and expenses	12,240
Acquisitions*	10,803
As of December 31, 2012	$24,274
Charged to cost and expenses – continuing operations	10,398
Charged to cost and expenses – discontinued operations	3,086
As of December 31, 2013	$37,758
Charged to cost and expenses – continuing operations	13,864
Charged to cost and expenses – discontinued operations	299
Return to provision true-up and other	(3,233)
As of December 31, 2014	$48,688

* The NOL amounts are presented before Internal Revenue Code, Section 382 limitations.

As of December 31, 2014, the Company’s estimated aggregate total net tax loss carryforwards NOL was approximately $117,000 for U.S. federal, state and local purposes expiring 20 years from the respective tax years to which they relate. The Company has NOL beginning in 2006. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, the Company’s ability to utilize all such NOL and credit carryforwards may be limited.

The Company filed its tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. Vringo, Inc. has open tax years for 2010 through 2014. As of December 31, 2014, all tax years for the Company’s subsidiary Innovate/Protect are still open. The Israeli subsidiary files its income tax returns in Israel. As of December 31, 2014, the Israeli subsidiary has open tax years for 2010 through 2014.

The Company did not have any material unrecognized tax benefits as of December 31, 2014. The Company does not expect to record any additional material provisions for unrecognized tax benefits within the next year.

Note 14. Commitments and Contingencies

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

The Company’s subsidiaries have filed patent infringement lawsuits against the subsidiaries of ZTE and its subsidiaries in the United Kingdom, France, Germany, Netherlands, Australia, India, Brazil, Malaysia, and Romania, and against ASUS and its subsidiaries in Germany, Spain and India. In such jurisdictions, an unsuccessful plaintiff may be required to pay a portion of the other party’s legal fees. In addition, the Company may be required to grant additional written commitments, as necessary, in connection with its commenced proceedings against ZTE and its subsidiaries in various countries. It should be noted, however, that if the Company were successful on any court applications or the entirety of any litigation, the defendants may be responsible for a substantial portion of the Company’s legal fees.

Pursuant to negotiation with ZTE’s United Kingdom subsidiary, the Company made two written commitments, in November 2012 and May 2013, representing payment should a liability by Vringo Infrastructure arise as a result of the two cases it has filed. Each of the cases filed include three patents which the Company has alleged are infringed by ZTE. The defendants estimated the total possible liability to be no more than approximately $2,900 for each case.

In March 2014, the Company withdrew its claim to one of the patents included in the first case against ZTE’s United Kingdom subsidiary.

In November 2014, with respect to another patent included in the first case, the Court found that Vringo’s patent is valid as amended and infringed by ZTE.

On February 17, 2015, in order to streamline and expedite the further phases of its litigation against ZTE’s United Kingdom subsidiary and following information received from ZTE that it intends to only sell equipment in the United Kingdom that is not fully compliant with standards of the European Telecommunications Standards Institute (“ETSI”), the Company withdrew its infringement claims against ZTE on three of the four remaining patents-in-suit in the UK suit. The Company’s claim for infringement of the remaining patent in the UK is still pending, and is scheduled to be heard by the Court in a trial starting on June 8, 2015. Consequently, the Company is liable for the net amount of ZTE's legal fees which will be determined and paid at the end of the case. As of December 31, 2014, the Company recorded its best estimate of this liability, which is presented in Other liabilities included in the consolidated balance sheet as of December 31, 2014.

On September 13, 2013 and January 28, 2014, Vringo Germany filed two suits in the Regional Court of Düsseldorf, alleging infringement of two European patents by ZTE’s German subsidiary. Those cases were heard by the Court on November 27, 2014. On January 22, 2015, the Court issued its judgment, finding that ZTE does not infringe either patent. On February 17, 2015, Vringo filed notices of appeal for each patent. The appeal process is anticipated to take at least one year.

On May 5, 2014, the Company deposited a bond of €1,000 (approximately $1,216 as of December 31, 2014) to enforce an injunction against ZTE in Germany. Should the injunction be successfully overturned on appeal, the Company may be obligated to compensate ZTE for any damages allegedly suffered as a result of the enforcement of the injunction, which would be ascertained through separate damages proceedings. Should the judgment which granted the injunction be affirmed on appeal, however, the amount paid as security would be returnable to the Company in full. The Company has assessed the likelihood of the injunction being successfully overturned on appeal as remote.

In Brazil, as a condition of the relief requested, the Company deposited R$2,020 on April 17, 2014 (approximately $752 as of December 31, 2014), as a surety against the truth of allegations contained in the complaint. This deposit is returnable at the end of the litigation unless ZTE is the prevailing party and proves that actual material damages were suffered while the requested relief was in place. The Company has assessed the likelihood of ZTE doing so as remote.

The bond deposit in Germany and the surety deposit in Brazil are included in Deposits with courts in the consolidated balance sheet as of December 31, 2014.

Leases

In July 2012, the Company signed a rental agreement for its corporate executive office in New York for an annual rental fee of approximately $137 (subject to certain adjustments) which was to expire in September 2015. However, in January 2014, the Company entered into an amended lease agreement with the landlord for a different office space within the same building. The initial annual rental fee for this new office is approximately $403 (subject to certain future escalations and adjustments) beginning when the new office space was available on August 1, 2014. This lease will expire in October 2019. Rent expense for operating leases for the years ended December 31, 2014, 2013 and 2012 were $366, $230, and $120, respectively.

Future minimum lease payments under non-cancelable operating leases for office space, as of December 31, 2014, are as follows:

Year ending December 31,	Amount
2015	$370
2016	403
2017	407
2018	416
2019	347
Total	$1,943

Note 15. Quarterly Financial Information (unaudited)

The following is a summary of the Company's selected quarterly financial data for the years ended December 31, 2014 and 2013:

2014	First	Second	Third	Fourth

Revenue	$250	$800	$150	$225
Operating loss from continuing operations	(9,825)	(10,353)	(15,196)	(75,822)
Loss from continuing operations	(10,900)	(10,049)	(12,376)	(75,897)
Loss from discontinued operations	(209)	—	—	(246)
Net loss	(11,109)	(10,049)	(12,376)	(76,143)

Net loss per share	$(0.13)	$(0.12)	$(0.13)	$(0.81)
Diluted net loss per share	$(0.13)	$(0.12)	$(0.16)	$(0.82)

2013	First	Second	Third	Fourth

Revenue	$—	$1,100	$—	$—
Operating loss from continuing operations	(10,499)	(8,755)	(10,519)	(11,004)
Loss from continuing operations	(10,859)	(10,229)	(9,849)	(10,811)
Loss from discontinued operations	(1,105)	(711)	(711)	(8,158)
Net loss	(11,964)	(10,940)	(10,560)	(18,969)

Net loss per share	$(0.15)	$(0.13)	$(0.13)	$(0.23)
Diluted net loss per share	$(0.15)	$(0.13)	$(0.13)	$(0.23)

Note 16. Risks and Uncertainties

(a)	New legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders could negatively affect the Company’s current business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect the Company’s ability to assert its patent or other intellectual property rights.

(b)	The patents owned by the Company are presumed to be valid and enforceable. As part of the Company’s ongoing legal proceedings, the validity and/or enforceability of its patents is often challenged in a court or an administrative proceeding. On August 15, 2014, the Federal Circuit reversed a judgment of the United States District Court for the Eastern District of Virginia by holding that the asserted claims of the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al. are invalid for obviousness. Additionally, during the second half of 2014, the Patent Re-Examination Board of the State Intellectual Property Office of the People’s Republic of China held that seven of the Company's Chinese patents are invalid. The Company is appealing these decisions. The Company’s other patents have not been declared to be invalid or unenforceable to date.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto, duly authorized on the 16th day of March, 2015.

VRINGO, INC.

By:	/s/ Andrew D. Perlman
Andrew D. Perlman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ ANDREW D. PERLMAN	Chief Executive Officer and Director (Principal	March 16, 2015
Andrew D. Perlman	Executive Officer)

/s/ ANASTASIA NYRKOVSKAYA	Chief Financial Officer (Principal Financial Officer	March 16, 2015
Anastasia Nyrkovskaya	and Principal Accounting Officer)

/s/ ANDREW KENNEDY LANG	Director	March 16, 2015
Andrew Kennedy Lang

/s/ JOHN ENGELMAN	Director	March 16, 2015
John Engelman

/s/ H. VAN SINCLAIR	Director	March 16, 2015
H. Van Sinclair

/s/ DONALD E. STOUT	Director	March 16, 2015
Donald E. Stout

/s/ ASHLEY C. KELLER	Director	March 16, 2015
Ashley C. Keller

/s/ NOEL J. SPIEGEL	Director	March 16, 2015
Noel J. Spiegel

Exhibits Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Vringo, Inc., VIP Merger Sub, Inc. and Innovate/Protect, Inc., dated as of March 12, 2012 (incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K filed on March 14, 2012)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to our Annual Report on Form 10-K filed on March 3, 2014)

3.2	Amended and Restated Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on January 29, 2010)

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.2 to our Current Report on Form 8-K filed on July 20, 2012)

4.1	Specimen common stock certificate (incorporated by reference from our Registration Statement on Form S-1 filed on May 18, 2010)

4.2	Specimen warrant certificate (incorporated by reference from our Registration Statement on Form S-1 filed on May 18, 2010)

4.3	Form of Warrant Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010)

4.4	Form of Special Bridge Warrants (incorporated by reference from our Registration Statement on Form S-1 filed on January 29, 2010)

4.5†	Form of Management Option Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010)

4.6	Form of Preferential Reload Warrant (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 15, 2012)

4.7	Form of Reload Warrants (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 15, 2012)

4.8	Form of Series 1 Warrant (incorporated by reference from Annex F to our Registration Statement on Form S-4 (File No. 333-180609) originally filed with the SEC on April 6, 2012)

4.9	Form of Series 2 Warrant (incorporated by reference from Annex G to our Registration Statement on Form S-4 (File No. 333-180609) originally filed with the SEC on April 6, 2012)

4.10	Form of Warrant, dated June 20, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 30, 2014 filed on August 6, 2014)

10.1†	Vringo, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed on November 14, 2012)

10.2†	Form of Stock Option Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.3†	Form of Restricted Stock Unit Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.4†	Employment Agreement, dated February 13, 2013, by and between Vringo and Andrew D. Perlman (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2012 filed on March 21, 2013)

10.5†	Employment Agreement, dated June 22, 2011, by and between Innovate/Protect, Inc. and Andrew Kennedy Lang, as amended by Amendment No. 1 to Employment Agreement, dated November 14, 2011, and Amendment No. 2 to Employment Agreement, dated March 11, 2012 (incorporated by reference from our 8-K filed on July 20, 2012)

10.6	Intercompany Cost Plus Agreement (incorporated by reference from our Form 10-K filing on March 31, 2011)

10.7††	License agreement with ZTE Corporation, dated November 2, 2011 (incorporated by reference from our 10-K filed on March 30, 2012)

10.8†	Employment Agreement, dated May 7, 2013, by and between Vringo and David L. Cohen (incorporated by reference from Exhibit 10.19 to our Annual Report on Form 10-K filed on March 3, 2014)

10.9	Lease, dated July 10, 2012, by and between Vringo, Inc. and Teachers Insurance and Annuity Association of America, for the benefit of its separate Real Estate Account Landlord (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed on November 14, 2012), as amended by First Amendment to Lease, dated January 24, 2014 (incorporated by reference from Exhibit 10.21 to our Annual Report on Form 10-K filed on March 3, 2014)

10.10††	Confidential Patent Purchase Agreement, dated August 9, 2012, by and between Vringo, Inc. and Nokia Corporation (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed on November 14, 2012)

10.11	Form of Subscription Agreement, dated October 4, 2012, by and between Vringo, Inc. and each of the investors (incorporated by reference from our Current Report on Form 8-K filed on October 5, 2012)

10.12	Form of Subscription Agreement, dated August 9, 2012, by and between Vringo, Inc. and each of the investors (incorporated by reference from our Current Report on Form 8-K filed on August 9, 2012)

10.13†	Form of Indemnification Agreement, dated January 31, 2013, by and between Vringo, Inc. and each of its Directors and Executive Officer (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2012 filed on March 21, 2013)

10.14	Employment Agreement, dated December 19, 2014, by and between Vringo, Inc. and Anastasia Nyrkovskaya (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2014)

10.15	Consulting Agreement, dated December 19, 2014, by and between Vringo, Inc. and Alexander R. Berger (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2014)

21*	Subsidiaries of Vringo, Inc.

23.1*	Consent of KPMG LLP, independent registered public accounting firm

23.2*	Consent of Somekh Chaikin, a member firm of KPMG International, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBLR Instance Document

101.SCH*	XBLR Taxonomy Extension Schema Document

101.CAL*	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBLR Taxonomy Extension Definition Linkbase Document

101.LAB*	XBLR Taxonomy Extension Label Linkbase Document

101.PRE*	XBLR Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

