Form 10-K/A
period 2014-12-31
Vringo Inc
filed 2015-04-30
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 (Mark One)

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

As of April 17, 2015, 93,571,042 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

1

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of Vringo, Inc. (“Vringo” or the “Company”) for the fiscal year ended December 31, 2014, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015 (the “Original Filing”). This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because the Company has not and will not file a definitive proxy statement within 120 days after the end of its 2014 fiscal year. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except for the foregoing, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not modify or update the disclosures in the Original Filing to reflect subsequent events, results or developments or facts that have become known to us after the date of the Original Filing. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Filing.

Forward-Looking Statements

This Form 10-K/A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements should be evaluated together with the many uncertainties that affect our business, particularly those mentioned in the Risk Factors in Item 1A of our Original Filing and in our periodic reports on Form 10-Q and Form 8-K. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

All references in this Form 10-K/A to “we,” “us” and “our” refer to Vringo, Inc., a Delaware corporation, and its consolidated subsidiaries unless the context requires otherwise.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Board of Directors currently consists of seven (7) members. Prior to each annual meeting of stockholders, the Board of Directors considers the recommendations of the Nominating and Corporate Governance Committee and votes to nominate individuals for election or re-election for a term of one year or until their successors are duly elected and qualify or until their earlier death, resignation, or removal. Election takes place at our annual meeting of stockholders.

Set forth below are the names of our directors and executive officers, their ages (as of the filing date of this Form 10-K/A), their position(s) with the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships among any of the directors or executive officers. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion that each person listed below should serve as a director is set forth below:

Name	Age	Position(s) with the Company
Andrew D. Perlman	37	Chief Executive Officer and Director
Andrew Kennedy Lang	48	Chief Technology Officer, President and Director
Anastasia Nyrkovskaya	38	Chief Financial Officer
David L. Cohen, Esq.	44	Chief Legal and Intellectual Property Officer
H. Van Sinclair*(2)(3)	62	Lead Independent Director
John Engelman*(1)	59	Director
Ashley C. Keller*(2)(3)(4)	36	Director
Noel J. Spiegel*(1)(2)	67	Director
Donald E. Stout*(1)(5)	68	Director

*	Independent director.
(1)	Current member of Compensation Committee.
(2)	Current member of Audit Committee.
(3)	Current member of Nominating and Corporate Governance Committee.
(4)	Mr. Keller served as a member of the Compensation Committee through January 15, 2015.
(5)	Mr. Stout joined the Compensation Committee on January 15, 2015.

Andrew D. Perlman has served as our Chief Executive Officer (“CEO”) since March 2012, as our President from April 2010 to July 2012 and as a member of our Board of Directors since September 2009. From February 2009 to March 2010, Mr. Perlman served as Vice President of Global Digital Business Development at EMI Music Group (“EMI”), where he was responsible for leading distribution deals with digital partners for EMI’s music and video content. From May 2007 to February 2009, Mr. Perlman was the General Manager of our operations in the United States and also served as our Senior Vice President Content & Community, in which he led our content and social community partnerships. From June 2005 to May 2007, Mr. Perlman was Senior Vice President of Digital Media at Classic Media, Inc. (“Classic Media”), a global media company with a portfolio of kids, family and pop-culture entertainment brands. In his position with Classic Media, Mr. Perlman led the company’s partnerships across video gaming, online and mobile distribution. From June 2001 to May 2005, Mr. Perlman served as General Manager for the Rights Group, LLC and its predecessors, a mobile content, marketing and mobile fan club company, where he oversaw mobile marketing campaigns for major international brands such as Visa and Pepsi, and such artists as Britney Spears and Justin Timberlake. Mr. Perlman holds a Bachelor of Arts (“B.A.”) in Business Administration from the School of Business and Public Management at The George Washington University.

We believe Mr. Perlman’s prior experience in licensing intellectual property and deal structuring qualifies him to serve on our Board of Directors. His additional experience and insights gained over the past five years at Vringo are a significant contribution to the Company and the Board of Directors.

Andrew Kennedy Lang has served as our President, Chief Technology Officer and as a member of our Board of Directors since July 19, 2012, and served as President, CEO, Chief Technology Officer and a director of Innovate/Protect from June 22, 2011 to July 19, 2012. Mr. Lang has been an inventor and entrepreneur for over two decades. Mr. Lang founded WiseWire Corporation in 1995 and sold it to Lycos in 1998 for $39.75 million. He served as the Chief Technology Officer of Lycos prior to its sale to Terra Networks in 2000 for $5.4 billion. Thereafter, Mr. Lang served from 2001 to 2006 as CEO of Lightspace Corporation, an active gaming technology company. Mr. Lang is a graduate of Duke University where he finished second in his class and holds Bachelor’s degrees in Electrical Engineering, Computer Science, Mathematics, and Physics. Mr. Lang holds a Master’s degree in Computer Science from Carnegie Mellon University.

We believe Mr. Lang’s experience gained as founder of WiseWire Corporation, and CEO of Innovate/Protect and Lightspace Corporation qualifies him to serve on our Board of Directors.

Anastasia Nyrkovskaya joined the Company in May 2013 as our Chief Financial Officer. Ms. Nyrkovskaya oversees all aspects of the finance and accounting functions, including: SEC and internal financial reporting, budgeting and forecasting, tax planning and reporting, human resources, and operational matters. Prior to joining the Company, from 2006, Ms. Nyrkovskaya served as Vice President and Assistant Global Controller and Vice President, Corporate Finance and Business Development at NBCUniversal Media, LLC (“NBCUniversal Media”). She was responsible for technical accounting areas, policies and internal controls. She also structured merger and acquisition transactions, partnerships, joint ventures and dispositions as well as debt activities, and restructurings. From 1998 to 2006, Ms. Nyrkovskaya served in the Audit and Assurance practice at KPMG LLP. Ms. Nyrkovskaya is a Certified Public Accountant and received an advanced degree in economics and business administration from Moscow State University of Publishing and Printing Arts.

David L. Cohen, Esq. has served as our Secretary since January 15, 2015, Chief Legal and Intellectual Property Officer since May 7, 2013, as our Head of Litigation, Licensing and Intellectual Property from July 19, 2012 to May 7, 2013, and as Innovate/Protect’s Special Counsel from May 20, 2012 to July 19, 2012. Mr. Cohen oversees the Company’s world-wide efforts in intellectual property development and monetization. Prior to joining Vringo, Mr. Cohen was Senior Litigation Counsel at Nokia, where among his other duties, he oversaw many of Nokia’s litigations. Mr. Cohen has also worked in private practice at Lerner David Littenberg Krumholz & Mentlik, LLP from 2004 to 2007 and at Skadden, Arps, Slate, Meagher & Flom LLP from 2000 to 2004. Before practicing law, Mr. Cohen earned a B.A. and a Master of Arts (“M.A.”) from the Johns Hopkins University in the history of science and history; a Master of Philosophy in the history and philosophy of science from Cambridge University, an M.A. (with distinction) in legal and political theory from University College London, and a Juris Doctor (“J.D.”) (cum laude) from Northwestern University School of Law (“Northwestern”), where he was an associate editor of the Law Review. Mr. Cohen received the Sara Norton prize from Cambridge University and the First Prize in Lowden-Wigmore Prizes for Legal Scholarship from Northwestern. Mr. Cohen clerked for The Honorable Chief Judge Gregory W. Carman of the Court of International Trade.

H. Van Sinclair has been a director at Vringo since July 19, 2012 and was a director of Innovate/Protect from November 7, 2011 through the consummation of the merger with Vringo. Since 2003, Mr. Sinclair has served as President, CEO and General Counsel of The RLJ Companies (“RLJ”), the investment company organized by Robert L. Johnson, the founder of Black Entertainment Television. RLJ owns or holds interests in diverse businesses, including private equity, financial services, asset management, insurance services, automobile dealerships, film production, sports and entertainment and video lottery terminal gaming. Mr. Sinclair currently serves as a director of RLJ Entertainment, Inc. a publicly traded company in the media rights business, and formerly served as President and a director of RLJ Acquisition, Inc., a publicly traded special purpose acquisition company that is now a subsidiary through merger of RLJ Entertainment, Inc. Mr. Sinclair also sits on additional boards RLJ’s portfolio investment companies. Mr. Sinclair has also served as Vice President of Legal and Business Affairs for RLJ Urban Lodging Funds, a private equity fund which concentrated on limited and focused service hotels; for RLJ Development, RLJ’s hotel and hospitality company; and as Acting President of the Charlotte Bobcats (now the Charlotte Hornets), the NBA franchise located in Charlotte, North Carolina. Mr. Sinclair has also served as a director of Urban Trust Bank, a federal thrift headquartered in Orlando, Florida, where he chaired the Audit Committee. Prior to joining RLJ, Mr. Sinclair specialized in complex commercial disputes and litigation for 28 years with the Washington, D.C. based law firm Arent Fox, PLLC (“Arent Fox”). In the late 1990’s, Mr. Sinclair became the partner in charge of litigation at Arent Fox, and today remains of counsel to the firm. Mr. Sinclair holds a Bachelor’s degree in Mathematics and a Master’s degree in business administration from the University of Rochester, and a J.D. from The George Washington University.

We believe Mr. Sinclair’s experiences in commercial disputes, litigation, and board service on other public companies qualify him to serve on our Board of Directors.

John Engelman has been our director since December 2010. Mr. Engelman also serves as an independent director of Hemisphere Media Group, Inc., a publically traded Hispanic media company that owns and operates television stations and cable networks in the United States, Puerto Rico and Latin America. Mr. Engelman was a co-founder of Classic Media, Inc. (“Classic Media”), a global media company specializing in family and children’s entertainment where he served as co-chief executive officer until 2012. During that time, he launched television and consumer products driven brands based on iconic entertainment properties such as Lassie, Casper the Friendly Ghost, Frosty the Snowman and Bullwinkle and Rocky. Mr. Engelman developed monetization strategies and oversaw the roll up of intellectual property assets from diverse rights holders. In August 2012, Classic Media was acquired by DreamWorks Animation SKG where Mr. Engelman currently co-heads the DreamWorks Classics division. From 2007 to 2009, Mr. Engelman was co-chief executive officer of Boomerang Media, Inc. (“Boomerang Media”), an acquisition company controlled by GTCR Golder Rauner. From 1997 to 2001, he was an operating partner with Pegasus Capital Advisors and a managing director of Brener International Group, LLC. From 1991 to 1996, Mr. Engelman was President of Broadway Video, Inc., a producer of live television and motion pictures. He began his career as a partner at the Los Angeles law firm of Irell & Manella. Mr. Engelman has a J.D. from Harvard Law School and a B.A. in Government from Harvard College.

We believe Mr. Engelman’s experience in the media and entertainment industries qualifies him to serve on our Board of Directors. His experience gained both as an executive at Classic Media and Boomerang Media are contributions to us and the Board of Directors.

Ashley C. Keller has been our director since December 31, 2012. Ashley Keller is co-founder and Chief Investment Officer of Gerchen Keller Capital, LLC, a private investment firm formed to invest in complex commercial legal claims. Prior to co-founding Gerchen Keller Capital, LLC, Mr. Keller was a special situations Analyst at Alyeska Investment Group (“Alyeska”), a hedge fund based in Chicago. In that position, he focused on investments in companies facing complex regulatory, legal, and other matters. Prior to joining Alyeska, Mr. Keller was an attorney with an array of experience in complex and high-stakes commercial litigation. He was a Partner at Bartlit Beck Herman Palenchar & Scott LLP, where he handled various trial and appellate matters involving securities and patent cases, contractual disputes, and mass-tort class actions. Before practicing law, Mr. Keller clerked for Judge Richard Posner at the United States Court of Appeals for the Seventh Circuit and Justice Anthony Kennedy at the Supreme Court of the United States. Mr. Keller graduated magna cum laude from Harvard University with a degree in Government. He received an MBA with high honors from the University Of Chicago Booth School Of Business, where he graduated in the top 5% of his class. He earned his J.D. with highest honors from the University of Chicago Law School, where he graduated first in his class.

We believe Mr. Keller’s experience in commercial litigation matters and involvement in securities and patent cases qualifies him to serve on our Board of Directors.

Noel J. Spiegel has been our director since May 6, 2013. Mr. Spiegel is currently a director of American Eagle Outfitters, Inc., where he serves as chairman of the Audit Committee and a member of the Compensation Committee, as well as a director of Radian Group, Inc., where he serves as a member of the Audit Committee. Mr. Spiegel was a partner at Deloitte & Touche LLP (“Deloitte”), where he practiced from September 1969 until his retirement in May 2010. In his over forty year career at Deloitte, he served in numerous management positions, including Deputy Managing Partner, member of the Executive Committee and Partner-in-Charge of Audit Operations in Deloitte’s New York Office. Mr. Spiegel also served as Managing Partner of Deloitte’s Transaction Assurance practice, Global Offerings and International Financial Reporting Standards practice, and Technology, Media and Telecommunications practice for the Northeast Region. Mr. Spiegel holds a B.S. from Long Island University, and attended the Advanced Management Program at Harvard Business School.

We believe that Mr. Spiegel’s tenure of over forty years at Deloitte, coupled with his experience on public company boards of directors, qualifies him to serve on our Board of Directors.

Donald E. Stout has been a director at Vringo since July 19, 2012 and was a director of Innovate/Protect from November 7, 2011 through the consummation of the merger with Vringo. In a career spanning over forty years, Mr. Stout has been involved in virtually all facets of intellectual property law. Mr. Stout is a partner at a law firm Fitch, Even, Tabin & Flannery LLP since 2015 and he had been a senior partner at the law firm of Antonelli, Terry, Stout & Kraus, LLP from 1982 to 2015. As an attorney in private practice, Mr. Stout has focused on litigation, licensing and representation of clients before the United States Patent and Trademark Office (“USPTO”) in diverse technological areas. From 1971 to 1972, Mr. Stout worked as a law clerk for two members of the USPTO Board of Appeals and, from 1968 to 1972. Mr. Stout was an assistant examiner at the USPTO, where he focused on patent applications covering radio and television technologies. Mr. Stout has written and prosecuted hundreds of patent applications in diverse technologies, rendered opinions on patent infringement and validity, and has testified as an expert witness regarding obtaining and prosecuting patents. Mr. Stout is also the co-founder of NTP Inc., which licensed Research in Motion (RIM), the maker of the Blackberry handheld devices, for $612.5 million to settle a patent infringement action. Mr. Stout also serves on the Board of Directors of Tessera Technologies, Inc. (TSRA). Mr. Stout is a member of the bars of the District of Columbia and Virginia, and is admitted to practice before the Supreme Court of the United States, the Court of Appeals for the Federal Circuit and the USPTO. Mr. Stout holds a Bachelor’s degree in Electrical Engineering, with distinction, from Pennsylvania State University, and a J.D., with honors, from The George Washington University.

We believe Mr. Stout’s experience in intellectual property law qualifies him to serve on our Board of Directors.

Committees of the Board of Directors and Meetings

Meeting Attendance.  During the fiscal year ended December 31, 2014 there were eighteen (18) meetings of our Board of Directors, and the various committees of the Board of Directors met a total of twelve (12) times. No director attended fewer than 75% of the total number of meetings of the Board of Directors and of committees of the Board of Directors on which he served during fiscal 2014. The Board of Directors has adopted a policy under which each member of the Board of Directors is strongly encouraged but not required to attend each annual meeting of our stockholders.

Audit Committee.  Our Audit Committee met eight (8) times during fiscal 2014. This committee currently has three (3) members, Noel J. Spiegel (Chairman), H. Van Sinclair and Ashley C. Keller. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews our annual and quarterly financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the United States Securities and Exchange Commission (“SEC”) and The NASDAQ Stock Market (“NASDAQ”), as such standards apply specifically to members of audit committees. The Board of Directors has determined that both Messrs. Spiegel and Sinclair are “audit committee financial experts,” as defined by the SEC in Item 407 of Regulation S-K.

A copy of the Audit Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.vringoip.com.

Compensation Committee.  Our Compensation Committee met six (6) times during fiscal 2014. This committee currently has three (3) members, John Engelman (Chairman), Donald E. Stout and Noel J. Spiegel. Ashley C. Keller served as a member of the Compensation Committee through January 15, 2015. Mr. Stout joined the Compensation Committee on January 15, 2015.

Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) and our 2006 Stock Option Plan (the “2006 Plan”). The Compensation Committee is responsible for the determination of the compensation of our CEO, and shall conduct its decision making process with respect to that issue without the CEO present, and establishment and reviewing general compensation policies with the objective of attracting and retaining superior talent, rewarding individual performance and achieving our financial goals. The Compensation Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities. During fiscal year 2014, based on the recommendation of management, the Compensation Committee did not engage third party compensation consultants.

All members of the Compensation Committee qualify as independent under the definition promulgated by NASDAQ. A copy of the Compensation Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.vringoip.com.

Nominating and Corporate Governance Committee.  Our Nominating and Corporate Governance Committee met two (2) times during fiscal year 2014 and currently has two (2) members, H. Van Sinclair (Chairman) and Ashley C. Keller. The Nominating Committee’s role and responsibilities are set forth in the Nominating Committee’s written charter and is authorized to:

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

All members of the Nominating and Corporate Governance Committee qualify as independent under the definition promulgated by NASDAQ. In addition, under our current corporate governance policies, the Nominating and Corporate Governance Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating and Corporate Governance Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board of Directors, and concern for the long-term interests of the stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources.

A copy of the Nominating and Governance Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.vringoip.com.

Board Leadership Structure and Role in Risk Oversight

Mr. Perlman currently serves as our CEO and Mr. Sinclair, a non-management director, serves as our lead independent director. If the Board of Directors convenes for a special meeting, the non-management directors will meet in executive session if circumstances warrant. Mr. Sinclair, as lead independent director, will preside over executive sessions of the Board of Directors.

The Board of Directors oversees our business and considers the risks associated with our business strategy and decisions. The Board of Directors currently implements its risk oversight function as a whole. Upon the formation of each of the board committees, the committees will also provide risk oversight and report any material risks to the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in the ownership of our common stock and other equity securities. Such persons are required to furnish us copies of all Section 16(a) filings.

Based solely upon a review of the copies of the forms furnished to us, we believe that our officers, directors and beneficial owners of more than 10% of our common stock complied with all applicable filing requirements during the fiscal year ended December 31, 2014.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our employees, including our CEO and chief financial and accounting officers. The text of the code of conduct and ethics is posted on the “Investors — Corporate Governance” section of our website at www.vringoip.com, and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 780 Third Avenue, 12th Floor, New York, New York 10017. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of NASDAQ.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We have prepared the following Compensation Discussion and Analysis (“CD&A”) to provide you with information that we believe is necessary to understand our executive compensation policies and decisions as they relate to the compensation of our named executive officers (“NEOs”).

Overview

Below is a summary of our NEOs as of December 31, 2014:

Andrew D. Perlman	Chief Executive Officer and Director
Andrew Kennedy Lang	Chief Technology Officer, President and Director
Anastasia Nyrkovskaya	Chief Financial Officer
David L. Cohen, Esq.	Chief Legal and Intellectual Property Officer

In addition, Alexander R. Berger served as our Chief Operating Officer and Director through December 19, 2014, at which time he ceased to be an executive officer of the Company.

Company Performance, Compensation Determination Process, and Related Compensation Decisions

During 2014, a variety of decisions occurred with respect to the I/P Engine litigation against AOL Inc., Google Inc. et al. On August 15, 2014, the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) reversed a judgment of the United States District Court for the Eastern District of Virginia by holding that the asserted claims of the patents-in-suit in the Company's wholly-owned subsidiary I/P Engine's litigation against AOL Inc., Google Inc. et al. are invalid for obviousness. On October 15, 2014, I/P Engine filed a petition for rehearing en banc, in which it argued that the majority's opinion in this case presents important questions of law and is at odds with a series of Supreme Court and Federal Circuit decisions which do not allow appellate judges to disregard a jury's detailed findings under these circumstances. I/P Engine argued that review is particularly appropriate here, where the panel majority not only failed to adopt the proper legal standard, but explicitly rejected it. On December 15, 2014, the Federal Circuit denied I/P Engine's petition for rehearing of the case en banc and consequently, we announced that I/P Engine will seek review by the U.S. Supreme Court of the Federal Circuit's decision.

During the second half of the year, the Company’s stock price declined and the closing price of the Company’s stock on December 31, 2014 was $0.55. The decline in stock price resulted in a significantly lower market capitalization and, as a result, influenced the Company’s compensation decisions. In addition, as a result of our 2014 Annual Meeting of Stockholders, the Company received a 65% vote in support of its executive compensation program in the 2014 Say-on-Pay advisory vote (the “Advisory Vote”) and this was taken into account by the Compensation Committee.

In establishing compensation amounts for executives, the Compensation Committee seeks to provide compensation that is competitive in light of current market conditions and industry practices. Accordingly, the Compensation Committee annually reviews market data which is comprised of proxy-disclosed data from peer companies and information from nationally recognized published surveys for general and high-technology industry, adjusted for size. For 2014, these peer companies included VirnetX (NYSE:VHC), Acacia Research Corporation (NASDAQ:ACTG), Interdigital, Inc. (NASDAQ: IDCC), Unwired Planet, Inc. (NASDAQ:UPIP), Parkervision Inc. (NASDAQ:PRKR), Pendrell Corporation (NASDAQ:PCO), and Document Security Systems, Inc. (NYSE:DSS). The market data helps the Compensation Committee gain perspective on the compensation levels and practices at the peer companies and to assess the relative competitiveness of the compensation paid to the company’s executives. The market data thus guides the Compensation Committee in its efforts to set executive compensation levels and program targets at competitive levels for comparable roles in the marketplace. The Compensation Committee then takes into account other factors, such as the importance of each executive officer’s role to the company, individual expertise, experience, and performance, retention concerns and relevant compensation trends in the marketplace, in making its final compensation determinations.

The Compensation Committee reviews the performance of each NEO annually in light of the above factors and determines whether the NEO should receive any increase in base salary or receive a discretionary equity award based on such evaluation. The CEO also provides input related to the performance and compensation evaluation of each NEO, but does not provide input related to his own performance and compensation evaluation. During fiscal year 2014, the Compensation Committee did not utilize quantitative measures connected to financial results, such as revenues or profitability, with respect to compensation, as the Company did not generate net income during the year.

Our Compensation Committee held six meetings during 2014 to consider appropriate actions with respect to executive compensation including the appropriateness of cash bonuses, salary increases, and granting equity awards for 2014 performance. The Compensation Committee and the Board of Directors concluded that there would be no cash bonuses paid to employees, including the CEO and all other NEOs, for 2014 as the Company did not generate net income during the year. Further, the Compensation Committee and the Board of Directors decided that there would be no annual equity awards granted to the CEO or the other NEOs in early 2015 given our 2014 results and decline in the stock price. The Compensation Committee and the Board of Directors also decided that there would be no salary increases for the CEO or all other executive officers, except for contractual salary increases of $15,000 to both Mr. Perlman and Mr. Berger, and salary increases of $15,000 to both Mr. Cohen and Ms. Nyrkovskaya to reflect the increase in cost of living. The results of the Advisory Vote were also taken into consideration by the Compensation Committee in making these decisions and in evaluating the full scale of executive compensation for 2014. The Compensation Committee and the Board of Directors believe that these decisions demonstrate the strong linkage between executive pay and feedback from our investors and our Company’s 2014 financial results.

During the first quarter of 2014, we granted Ms. Nyrkovskaya 300,000 options, and Mr. Cohen 100,000 options, both at an exercise price of $4.10, vesting quarterly over a three year period, related to their individual performance during 2013. The decision to do so was made based on the results of the market data review and other analyses performed by the Compensation Committee, in order to adjust the compensation of these individuals to competitive levels for comparable roles in the marketplace. There were no other equity awards granted to NEOs in 2014.

The Compensation Committee and the Board of Directors believe the 2014 compensation decisions and the overall executive compensation program are tailored to our business strategies, align pay with performance, and take into account feedback received from investors. We will continue our engagement with our stockholders regarding our executive compensation program as well as other governance matters.

Compensation Components and Philosophy

We currently provide two basic forms of direct compensation to our employees, including the CEO and the other NEOs: base salary and equity awards. Equity awards include stock options to purchase shares of our common stock and restricted stock units (“RSUs”). Equity awards granted to our NEOs typically vest in equal quarterly installments, over a period of three years. On an annual basis, each of these compensation components are reviewed by our Compensation Committee for each of our employees, including our CEO and the other NEOs, to ensure that compensation levels remain appropriate. We have not historically paid annual cash bonuses to our NEOs.

Overall, we and our Compensation Committee, are committed to the principle that executive compensation should be directly tied into value creation for our shareholders.

Historically, the Company has not experienced substantial revenues or positive cash flows, and accordingly, no annual cash bonuses have been paid to our CEO or the other NEOs. In addition, the value of stock options granted to executives are contingent upon performance of our Company’s stock, while time-based RSU granted in the past further align our executives with our shareholders by providing executives with meaningful, direct ownership stake in our stock.

Our goal is to attract and retain the best available executive talent to lead our Company. This can be challenging given the competitive environment in which we operate and considering the Company’s limited financial resources until we achieve sufficient revenues, if ever. We also strive to align the interests of our executive officers with those of our shareholders. Therefore, a substantial portion of our executives’ compensation is structured as long-term equity compensation including stock options and RSUs.

Employment Agreements

We have entered into employment agreements with our NEOs. Each of these agreements provides for certain payments and other benefits if the executive’s employment terminates under certain circumstances other than for “cause,” including in connection with a “change in control.” See the subsection “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table” for a description of the agreement terms impacting current compensation and “Potential Payments upon Termination or Change-in-Control” for a description of applicable severance and change in control benefits.

Our Compensation Committee believes that change-in-control and severance arrangements are important parts of the overall compensation program for our NEOs. Severance arrangements are used primarily to attract, retain and motivate individuals with the requisite experience and ability to drive our success. Severance arrangements also serve, in part, as consideration to secure commitments from our executive officers not to compete with us after termination of their employment.

Compensation Policies and Practices Related to Risk Management

Consistent with SEC disclosure requirements, we have evaluated the potential risks related to our compensation policies, practices and awards and have concluded that there are no risks that are reasonably likely to have a material adverse effect on the Company. We do not have any programs where a participant may be able to directly affect variability or timing of payout. Rather, our compensation programs include a combination of fixed base salaries and, equity awards that are generally uniform in design and operation throughout the Company.

Compensation Committee Report

The Compensation Committee of our Board of Directors has reviewed and discussed with members of management the CD&A section included in this Form 10-K/A, as required by Item 402(b) of Regulation S-K. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the CD&A be included in this Form 10-K/A.

Members of the Compensation Committee

John Engelman, Chairman

Ashley C. Keller

Noel J. Spiegel

Donald E. Stout

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2014, Messrs. Engelman, Keller and Spiegel served as members of our Compensation Committee. In 2014, none of our executive officers served on the Board of Directors or compensation committee of any entity that had one or more executive officers serving as a member of our Board of Directors or Compensation Committee. There are no family relationships between or among the members of our Board of Directors or executive officers.

Summary Compensation Table

The following table shows the total compensation paid or accrued during the fiscal years ended December 31, 2014, 2013 and 2012 to (1) our Chief Executive Officer, (2) our Chief Technology Officer and President, (3) our Chief Financial Officer, and (4) our Chief Legal and Intellectual Property Officer, who are all of our executive officers during and at the end of our fiscal year ended December 31, 2014. The table also includes our Former Chief Operating Officer, who would have been among the three most highly compensated executive officers except for the fact that he was not serving as an executive officer of the Company as of the end of the fiscal year ended December 31, 2014.

Name and principal position	Year	Salary ($)	Stock awards ($) (1)	Option awards ($) (1))		All other compensation ($)	Total ($)
Andrew D. Perlman	2014	400,000	—	—		—	400,000
Chief Executive Officer	2013	385,000	556,500	1,425,675		—	2,367,175
	2012	240,289	2,511,100	4,289,556	(2)	169,080	7,209,925

Andrew Kennedy Lang	2014	385,000	—	—		—	385,000
Chief Technology Officer and President

Anastasia Nyrkovskaya	2014	312,938	—	695,051		—	1,007,989
Chief Financial Officer

David L. Cohen, Esq.	2014	312,938	—	231,684		—	544,622
Chief Legal and Intellectual	2013	300,000	159,000	456,216		—	915,216
Property Officer	2012	163,343	186,000	1,781,963		—	2,131,306

Alexander R. Berger	2014	389,487	—	—		—	389,487
Former Chief	2013	385,000	556,500	1,368,648		—	2,310,148
Operating Officer (3)	2012	102,836	2,511,000	3,419,870		—	6,033,706

(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Notes 2(k) and 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

(2)	Amount represents the aggregate grant date fair value of options granted during 2012 with exercise prices of $3.72, $1.65, and $0.96 per option.

(3)

Mr. Berger served as our Chief Operating Officer and a member of our Board of Directors until his resignation on December 19, 2014. All of Mr. Berger’s outstanding options that were granted in 2013 and 2012 were forfeited for no consideration in connection with his resignation. His remaining unvested RSUs that were granted in 2013 and 2012 were forfeited for no consideration in connection with the termination of his consultant agreement on March 13, 2015.

Grants of Plan-Based Awards Table

The following table shows information regarding grants of equity awards that were made during the year ended December 31, 2014 to our NEOs. All awards were made under our 2012 Plan. There were no grants of non-equity incentive plan awards to our NEOs during 2014.

Name and principal position	Grant Date	Number of Securities Underlying Options (#)(1)	Exercise Price of Option Awards ($ per Share)	Grant Date Fair Value of Option Awards ($)(2)
Anastasia Nyrkovskaya Chief Financial Officer	February 20, 2014	300,000	$4.10	$695,051

David L. Cohen, Esq. Chief Litigation and Intellectual Property Officer	February 20, 2014	100,000	$4.10	$231,684

Andrew D. Perlman Chief Executive Officer	—	—	—	—

Andrew Kennedy Lang Chief Technology Officer and President)	—	—	—	—

Alexander R. Berger Former Chief Operating Officer	—	—	—	—

(1)	One-twelfth (1/12) of the number of options granted vest on the last day of each calendar quarter over three (3) years, beginning with the end of the first quarter of 2014.

(2)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Notes 2(k) and 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Andrew D. Perlman

On March 18, 2010, we entered into an employment agreement with Andrew D. Perlman which provided for 90 days’ notice of termination by the Company other than for cause or by Mr. Perlman in order to resign. During the term of his employment, through March 31, 2012, Mr. Perlman’s annual base salary was $175,000. In addition, he was eligible to receive $5,000 at the end of each quarter.

In March 2012, Mr. Perlman was appointed as our Chief Executive Officer. In connection with Mr. Perlman’s new position, the Board of Directors agreed to the following revised employment terms: base salary of $250,000 per year and severance equal to one year’s base salary to be paid in the event he ceases to be our Chief Executive Officer pursuant to a change of control transaction.

On February 13, 2013, we entered into a new employment agreement with Mr. Perlman. Mr. Perlman’s employment agreement has a term of three (3) years. Mr. Perlman and the Company have agreed to commence negotiations to enter into a new employment agreement at least six (6) months prior to the expiration of the three-year term and to conclude those negotiations no later than the date that is three (3) months prior to the expiration of the term of the employment agreement. Under the terms of the new employment agreement, Mr. Perlman received a base salary of $385,000 effective January 1, 2013 until December 31, 2013. From January 1, 2014 to December 31, 2014, Mr. Perlman received a base salary of $400,000. From January 1, 2015 through the remainder of the term of the employment agreement, Mr. Perlman will be entitled to receive a base salary of $415,000. In addition, Mr. Perlman will be eligible to participate in any annual bonus or other incentive compensation program that we may adopt from time to time for our executive officers. In addition, on February 1, 2013, we entered into an indemnification agreement with Mr. Perlman.

In the event the employment agreement is terminated for (i) Good Reason by Mr. Perlman, or (ii) by us without Cause, Mr. Perlman shall be entitled to receive an amount of base salary (at the rate of base salary in effect immediately prior to such termination) equal to the lesser of (x) one times the base salary and (y) two times the base salary payable for the number of full months remaining in the employment period, and COBRA continuation coverage paid in full by us for up to a maximum of twelve months following the date of termination. “Cause” as used Mr. Perlman’s employment agreement means: (a) the willful and continued failure of Mr. Perlman to perform substantially his duties and responsibilities for the Company (other than any such failure resulting from his death or disability) after a written demand by the Board of Directors for substantial performance is delivered to Mr. Perlman by the Company, which specifically identifies the manner in which the Board of Directors believes that Mr. Perlman has not substantially performed his duties and responsibilities, which willful and continued failure is not cured by Mr. Perlman within thirty days of his receipt of such written demand; (b) the conviction of, or plea of guilty or nolo contendere to a felony, (c) intentional breach of his non-compete obligations, (d) an intentional breach of the non-disclosure and non-solicitation agreement; or (e) a unanimous good faith finding by the Board of Directors that Mr. Perlman has engaged in fraud, dishonesty, gross negligence or misconduct which, if curable, has not been cured within thirty days after his receipt of a written notice from the Board of Directors stating with reasonable specificity the basis of such finding. “Good Reason” as used Mr. Perlman’s employment agreement means (a) the assignment, without Mr. Perlman’s consent, to Mr. Perlman of duties that result in a substantial diminution of the duties that he assumed; provided, however, the failure of Mr. Perlman to be reelected to the Board of Directors shall not be deemed to be a diminution of duties; (b) the assignment, without Mr. Perlman’s consent, of a title that is subordinate to the title Chief Executive Officer; (c) a reduction in Mr. Perlman’s base salary; (d) the Company’s requirement that Mr. Perlman regularly report to work in a location that is more than fifty miles from the Company’s current New York office, without the Mr. Perlman’s consent; (e) a change in reporting relationship, provided however, that Good Reason does not include a change in the reporting relationship whereby Mr. Perlman will report to the Board of Directors of an acquiring company after a change of control (as that term is defined in the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan); or (f) a material breach by the Company of Mr. Perlman’s employment agreement.

Mr. Perlman’s employment agreement requires Mr. Perlman to assign intellectual property which he conceives or reduces to practice during his employment to us and to maintain our confidential information during employment and thereafter. Mr. Perlman is also subject to a non-competition and a non-solicitation provision for a period of two years following termination of his employment.

Andrew Kennedy Lang

Mr. Lang’s current employment agreement terminates on September 22, 2015. In the event that the employment agreement is terminated by (i) us without Cause, or (ii) by Mr. Lang with Good Reason, Mr. Lang shall be entitled to receive twelve (12) months of base salary, continued coverage, at the Company's expense, under all benefit plans in which Mr. Lang was a participant immediately prior to his last date of employment with the Company, or, in the event that any such benefit plans do not permit coverage of Mr. Lang following his last date of employment with the Company, under benefit plans that provide no less coverage than such benefit plans, for a period following the termination of employment of twelve (12) months, and a pro rata bonus payment, payable in a lump sum, for the year in which Mr. Lang’s employment is terminated, which shall be pro-rated based upon the number of full weeks worked by Mr. Lang in such year and calculated as the greater of (a) the bonus paid to Mr. Lang in the calendar year immediately prior to the year in which his employment is terminated, if any, and (b) the bonus payable to Mr. Lang in the year in which his employment is terminated based upon the achievement of Company and/or individual objectives established for the achievement of a bonus in such year, if any.

In the event that Mr. Lang terminates the employment agreement with Good Reason or in the event that we terminate the employment agreement without Cause, the party terminating the agreement must inform the other party thirty (30) days before doing so. “Cause” as used in Mr. Lang’s employment agreement means: (a) the willful and continued failure of Mr. Lang to perform substantially his duties and responsibilities for the Company (other than any such failure resulting from Mr. Lang’s death or disability) after a written demand by the Company’s Board of Directors for substantial performance is delivered to Mr. Lang by the Company, which specifically identifies the manner in which the Company’s Board of Directors believes that Mr. Lang has not substantially performed his duties and responsibilities, which willful and continued failure is not cured by Mr. Lang within thirty (30) days of his receipt of such written demand, (b) the conviction of, or plea of guilty or nolo contendere to a felony, (c) violation of the Confidential Information, Non-Competition and Non-Solicitation, or Non-Disparagement sections of the employment agreement, or (d) fraud, dishonesty or gross misconduct, which is materially and demonstratively injurious to the Company. “Good Reason” as used in Mr. Lang’s employment agreement means: (a) the assignment, without Mr. Lang’s consent, to Mr. Lang of duties that are significantly different from, or that result in a substantial diminution of, the duties that he assumed on the effective date of the employment agreement, (b) the assignment, without Mr. Lang’s consent, to Mr. Lang of a title that is different from and subordinate to his current title, (c) a reduction in Mr. Lang’s base salary, (d) the Company's requirement that Mr. Lang regularly report to work in a location that is more than thirty miles from the Company’s New York office as of the date of the employment agreement, without Mr. Lang’s consent, or (e) a material breach by the Company of the employment agreement.

Mr. Lang’s employment agreement requires Mr. Lang to assign intellectual property which he conceives or reduces to practice during his employment to us and to maintain our confidential information during employment and thereafter. Mr. Lang is also subject to (i) a non-competition and a non-solicitation provision for a period of one year, which we, upon notice, may increase to two years, and (ii) a non-disparagement provision for a period of three years, following termination of his employment.

Anastasia Nyrkovskaya

On December 19, 2014, we entered into an employment agreement with Ms. Nyrkovskaya for an eighteen month term. Under the terms of her employment agreement, Ms. Nyrkovskaya’s annual base salary is $315,000. In the event the employment agreement is terminated for (i) Good Reason by Ms. Nyrkovskaya, or (ii) by the Company without Cause, Ms. Nyrkovskaya shall be entitled to receive an amount of base salary at the rate of base salary in effect immediately prior to such termination equal to twelve months of base salary, and COBRA continuation coverage paid in full by the Company for up to a maximum of twelve months following the date of termination.

In case the agreement is terminated by Ms. Nyrkovskaya without Good Reason, she shall provide the Company with a written notice, at least ninety calendar days prior to such termination. "Cause" as used in Ms. Nyrkovskaya’s employment agreement means: (a) the willful and continued failure of Ms. Nyrkovskaya to perform substantially her duties and responsibilities for the Company (other than any such failure resulting from her death or disability) after a written demand by the chief executive officer for substantial performance is delivered to Ms. Nyrkovskaya by the Company, which specifically identifies the manner in which the chief executive officer believes that Ms. Nyrkovskaya has not substantially performed her duties and responsibilities, which willful and continued failure is not cured by Ms. Nyrkovskaya within thirty days of her receipt of such written demand; (b) the conviction of, or plea of guilty or nolo contendere to a felony, (c) breach of her non-compete obligations, (d) breach of the non-disclosure and non-solicitation agreement; or (e) a good faith finding by the chief executive officer that Ms. Nyrkovskaya has engaged in fraud, intentional dishonesty, or gross negligence. "Good Reason" as used Ms. Nyrkovskaya’s employment agreement means (a) the assignment, without Ms. Nyrkovskaya’s consent, to Ms. Nyrkovskaya of duties that result in a substantial diminution of the duties that she assumed; (b) the assignment, without Ms. Nyrkovskaya’s consent, of a title that is subordinate to the title Chief Financial Officer; (c) a reduction in Ms. Nyrkovskaya’s base salary; (d) the Company’s requirement that Ms. Nyrkovskaya regularly report to work in a location that is more than fifty miles from the Company’s current New York office, without Ms. Nyrkovskaya’s consent; (e) a material breach by the Company of the agreement during its term. Ms. Nyrkovskaya’s employment agreement also includes a covenant not to compete with the Company or solicit any material commercial relationships of the Company for a period of one year after Ms. Nyrkovskaya is actually no longer employed by the Company.

David L. Cohen, Esq.

On July 19, 2012, we assumed all of the duties, obligations and liabilities of Innovate/Protect under the employment agreement with David L. Cohen. Mr. Cohen’s employment was at will, meaning that either the employee or the Company may have terminated the relationship with or without cause, without any prior notice. Under the terms of his agreement, Mr. Cohen was entitled to receive a base salary of $200,000. Pursuant to the consummation of the merger, on August 10, 2012, Mr. Cohen’s compensation was increased to $300,000.

On May 7, 2013, we entered into a new employment agreement with Mr. Cohen, for a three-year term, unless sooner terminated, in accordance with the terms set therein. Under the terms of his employment agreement, Mr. Cohen is currently entitled to receive a base salary of $300,000. In the event the employment agreement is terminated for (i) Good Reason by Mr. Cohen, or (ii) by the Company without Cause, Mr. Cohen shall be entitled to receive an amount of base salary (at the rate of base salary in effect immediately prior to such termination) equal to twelve months of base salary, and COBRA continuation coverage paid in full by the Company for up to a maximum of twelve months following the date of termination.

In case the agreement is terminated by Mr. Cohen without Good Reason, he shall provide the Company with a written notice, at least ninety calendar days prior to such termination. “Cause” as used Mr. Cohen’s employment agreement means: (a) the willful and continued failure of Mr. Cohen to perform substantially his duties and responsibilities for the Company (other than any such failure resulting from his death or disability) after a written demand by the Board of Directors for substantial performance is delivered to Mr. Cohen by the Company, which specifically identifies the manner in which the Board of Directors believes that Mr. Cohen has not substantially performed his duties and responsibilities, which willful and continued failure is not cured by Mr. Cohen within thirty days of his receipt of such written demand; (b) the conviction of, or plea of guilty or nolo contendere to a felony, (c) intentional breach of his non-compete obligations, (d) an intentional breach of the non-disclosure and non-solicitation agreement; or (e) a unanimous good faith finding by the Board of Directors or the chief executive officer that Mr. Cohen has engaged in fraud, dishonesty, gross negligence. “Good Reason” as used Mr. Cohen’s employment agreement means (a) the assignment, without Mr. Cohen’s consent, to Mr. Cohen of duties that result in a substantial diminution of the duties that he assumed; (b) the assignment, without Mr. Cohen’s consent, of a title that is subordinate to the title Chief Legal and Intellectual Property Officer; (c) a reduction in Mr. Cohen’s base salary; (d) the Company’s requirement that Mr. Cohen regularly report to work in a location that is more than fifty miles from the Company’s current New York office, without the Mr. Cohen’s consent; (e) a material breach by the Company of the agreement during its term. Mr. Cohen’s employment agreement also includes a covenant not to compete with the Company or solicit any material commercial relationships of the Company for a period of two years after Mr. Cohen is actually no longer employed by the Company.

Alexander R. Berger

On July 19, 2012, we assumed all of the duties, obligations and liabilities of Innovate/Protect under the employment agreement with Alexander R. Berger. Mr. Berger’s employment agreement had an initial term of eighteen months, with an option to either renegotiate the terms of the employment agreement prior to the expiration of the initial term. Under the terms of his agreement, Mr. Berger was entitled to receive a base salary of $150,000 and, upon the subsequent filing of a Securities and Exchange Commission Registration Statement, and consummation of financing of at least $7,000,000, his base salary was increased to $250,000. His agreement required us to provide him with 30 days’ notice of termination other than for cause and for him to provide us with 30 days’ notice of resignation.

On February 13, 2013, we entered into a new employment agreement with Mr. Berger. Mr. Berger’s prior employment agreement with us expired by its terms on February 9, 2013. Mr. Berger’s new employment agreement had a term of three years. Under the terms of his employment agreement, Mr. Berger received a base salary of $385,000 effective January 1, 2013 until December 31, 2013. From January 1, 2014 until his resignation, Mr. Berger received a base salary of $400,000. In addition, on February 1, 2013, we entered into an indemnification agreement with Mr. Berger. Mr. Berger’s employment agreement also included a covenant not to compete with the Company or solicit any material commercial relationships of the Company for a period of two years after Mr. Berger is actually no longer employed by the Company.

On December 19, 2014, Mr. Berger resigned from his positions as Chief Operating Officer, Secretary and a member of the Board of Directors of the Company. In connection with Mr. Berger’s resignation from his positions at the Company, he has agreed to transition to the role of an independent consultant pursuant to a consulting agreement with the Company. The consulting agreement terminates and supersedes the employment agreement between Mr. Berger and the Company, with the exception of certain noncompetition, non-disclosure and non-solicitation provisions that are to continue through the term of the consulting agreement.

As a condition of entering into the consulting agreement, Mr. Berger and the Company executed a mutual general release of claims that either party has or in the future may have against the other. Pursuant to the consulting agreement, Mr. Berger received a monthly retainer at a rate of $10,000 per month; in addition, all restricted stock units granted by the Company to Mr. Berger continued to vest in accordance with their terms until Mr. Berger ceased providing services to the Company, and all stock options outstanding, whether vested or unvested, were forfeited for no consideration.

The consulting agreement with Mr. Berger was terminated on March 13, 2015 and his then unvested restricted stock units were forfeited. Pursuant to the consulting agreement Mr. Berger received fees of $25,000.

Outstanding Equity Awards at 2014 Fiscal Year End

The following table sets forth information regarding grants of stock options and unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2014, to each of our NEOs.

	Options Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Option exercise price ($)	Option expiration date	Number of shares or units that have not vested (#)	Market value of shares or units that have not vested ($)(*)
Andrew D. Perlman	90,000	—	5.50	March 17, 2016	—	—
Andrew D. Perlman	90,000	—	5.50	January 31, 2017	—	—
Andrew D. Perlman(1)	—	—	—	—	295,313	162,422
Andrew D. Perlman(2)	1,062,500	212,500	3.72	July 26, 2022	—	—
Andrew D. Perlman(2)	328,167	—	1.65	March 13, 2018	—	—
Andrew D. Perlman(2)	416,667	208,333	3.18	February 11, 2023	—	—
Andrew D. Perlman(2)	—	—	—	—	58,333	32,083
Andrew Kennedy Lang(2)	208,333	41,667	3.72	July 26, 2022	—	—
Andrew Kennedy Lang(2)	55,555	27,778	3.18	February 11, 2023	—	—
Andrew Kennedy Lang(1)	—	—	—	—	54,688	30,078
Andrew Kennedy Lang(2)	—	—	—	—	10,417	5,729
Anastasia Nyrkovskaya(2)	175,000	125,000	2.85	May 6, 2023	—	—
Anastasia Nyrkovskaya(2)	100,000	200,000	4.10	February 20, 2024	—	—
David L. Cohen, Esq.(2)	66,667	33,333	3.72	July 26, 2022	—	—
David L. Cohen, Esq. (2)	351,666	125,000	3.44	August 8, 2022	—	—
David L. Cohen, Esq. (2)	133,333	66,667	3.18	February 11, 2023	—	—
David L. Cohen, Esq. (2)	33,333	66,667	4.10	February 20, 2024	—	—
David L. Cohen, Esq. (1)	—	—	—	—	21,875	12,031
David L. Cohen, Esq. (2)	—	—	—	—	16,667	9,167
Alexander R. Berger(1)(3)	—	—	—	—	295,313	162,422
Alexander R. Berger(2)(3)	—	—	—	—	58,333	32,083

(*)	The market value is determined by multiplying the number of shares by $0.55, the closing price of our common stock on NASDAQ on December 31, 2014, the last day of our fiscal year.

(1)	Vests in equal quarterly increments (6.25% per quarter), subject to the participant's continuous service on the relevant vesting date.

(2)	Vests in twelve equal quarterly increments (8.33% per quarter) over the three years, subject to the participant's continuous service on the relevant vesting date.

(3)	The consulting agreement with Mr. Berger was terminated on March 13, 2015. As such, these RSUs were forfeited for no consideration.

Option Exercises and Stock Vested in 2014

The following table shows information regarding exercises of options to purchase our common stock and vesting of stock awards held by each of our NEOs during the fiscal year ended December 31, 2014.

	Option Awards		Stock Awards (2)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
(a)	(b)	(c)	(d)	(e)
Andrew D. Perlman	76,000	253,080	—	—
Andrew D. Perlman	2,167	6,046	—	—
Andrew D. Perlman	121,833	321,639	—	—
Andrew D. Perlman	—	—	58,333	122,354
Andrew D. Perlman	—	—	168,750	353,953
Andrew Kennedy Lang	—	—	31,250	65,547
Andrew Kennedy Lang	—	—	10,417	21,849
David L. Cohen, Esq.	100,000	57,000	—	—
David L. Cohen, Esq.	—	—	12,500	26,219
David L. Cohen, Esq.	—	—	16,667	34,958
Alexander R. Berger	—	—	58,333	122,354
Alexander R. Berger	—	—	168,750	353,953
Anastasia Nyrkovskaya	—	—	—	—

(1) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of options because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

(2) Shares are related to the vesting of RSU awards which vested evenly on each of March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014 and the value realized is calculated by multiplying the number of vested shares by the closing price of our common stock on NASDAQ on the applicable vesting date.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

Potential Payments upon Termination or Change-In-Control

The following summarizes the potential payments to each NEO as of December 31, 2014 upon termination or change-in-control. The discussion assumes that such event occurred on December 31, 2014, the last business day of our fiscal year, at which time the closing price of our common stock as listed on NASDAQ was $0.55 per share. For a further discussion of these provisions see the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” above.

Andrew D. Perlman

In the event Mr. Perlman’s employment was terminated for (i) Good Reason by Mr. Perlman, or (ii) by the Company without Cause on December 31, 2014, Mr. Perlman would have received severance in the amount of one year of base salary and COBRA payments totaling approximately $40,775. In addition, in the event a change-in-control had occurred on December 31, 2014, Mr. Perlman would have received severance in the amount of one year of base salary, or $400,000, and 75% acceleration of certain unvested RSUs amounting to $145,879 as of December 31, 2014. In addition, upon change-in-control, Mr. Perlman would have been entitled to receive 75% acceleration of certain unvested options which were all out-of-the-money as of December 31, 2014.

Andrew Kennedy Lang

In the event Mr. Lang’s employment agreement was terminated by (i) us without Cause, or (ii) by Mr. Lang with Good Reason on December 31, 2014, Mr. Lang would have received severance in the amount of one year of base salary, or $385,000, and COBRA payments totaling approximately $40,775. Upon change-in-control, Mr. Lang would have been entitled to receive 75% acceleration of certain unvested RSUs amounting to $26,856 as of December 31, 2014. In addition, upon change-in-control, Mr. Lang would have been entitled to receive 75% acceleration of certain unvested options which were all out-of-the-money as of December 31, 2014.

Anastasia Nyrkovskaya

In the event Ms. Nyrkovskaya’s employment was terminated for (i) Good Reason by Ms. Nyrkovskaya, or (ii) by the Company without Cause on December 31, 2014, Ms. Nyrkovskaya would have received severance in the amount of one year of base salary, or $315,000, and COBRA payments totaling approximately $40,775. In addition, upon change-in-control, Ms. Nyrkovskaya would have been entitled to receive 75% acceleration of certain unvested options which were all out-of-the-money as of December 31, 2014.

David L. Cohen, Esq.

In the event Mr. Cohen’s employment was terminated for (i) Good Reason by Mr. Cohen, or (ii) by the Company without Cause on December 31, 2014, Mr. Cohen would have received severance in the amount of one year of base salary, or $315,000, and COBRA payments totaling approximately $40,775. In addition, upon change-in-control, Mr. Cohen would have been entitled to receive 75% acceleration of certain unvested RSUs amounting to $15,898 as of December 31, 2014 and would have been entitled to receive 75% acceleration of certain unvested options which were all out-of-the-money as of December 31, 2014.

Alexander R. Berger

Mr. Berger resigned from the Company on December 19, 2014 and did not receive any payments from the Company in connection with his termination of employment other than the consulting fees in 2015 discussed above. Mr. Berger and the Company also executed a mutual general release of claims that either party has or in the future may have against the other during the period of his employment.

Director Compensation

The following table sets forth the compensation of persons who served as non-employee members of our Board of Directors during the fiscal year ended December 31, 2014. Directors who are employed by us are not compensated for their service on our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All other compensation ($)	Total ($)
Ashley C. Keller(2)	35,000	—	255,131	—	290,131
Donald E. Stout(3)	35,000	—	255,131	—	290,131
Noel J. Spiegel(4)	35,000	—	255,131	—	290,131
John Engelman(5)	35,000	—	255,131	—	290,131
H. Van Sinclair(6)	35,000	—	255,131	—	290,131

(1)

Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. See Notes 2(k) and 10 of the consolidated financial statements disclosed in the Form 10-K for the year ended December 31, 2014, for the assumptions made in the valuation of the equity awards.

(2)	As of December 31, 2014, Mr. Keller held 195,500 fully vested options.

(3)	As of December 31, 2014, Mr. Stout held 56,250 RSUs and 366,178 options, of which 345,345 options were vested.

(4)	As of December 31, 2014, Mr. Spiegel held 180,000 fully vested options.

(5)	As of December 31, 2014, Mr. Engelman held 56,250 RSUs and 552,500 options of which 531,667 options were vested.

(6)	As of December 31, 2014, Mr. Sinclair held 56,250 RSUs and 325,000 options of which 304,167 options were vested.

We reimburse each member of our Board of Directors for reasonable travel and other out-of-pocket expenses in connection with attending meetings of the Board of Directors.

On February 20, 2014, we granted to each of our non-employee directors 120,000 options at an exercise price of $4.10 per share, which vested evenly over four quarters, beginning with the quarter ended March 31, 2014, and agreed to pay each director an annual cash retainer of $35,000 payable quarterly in arrears.

For 2015, we continue to pay our non-employee directors a cash retainer of $35,000 payable quarterly in arrears. On January 22, 2015, we granted to each of our non-employee directors 100,000 options at the exercise price of $0.59 per share that vest evenly over four quarters, beginning with the quarter ended March 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain aggregate information, as of December 31, 2014, with respect to all of our equity compensation plans then in effect:

Plan Category	(a) No. of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights ($)	(c) No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Total equity compensation plans approved by security holders (1),(2)	9,207,524	$3.37	5,793,420
Equity compensation plans not approved by security holders (3)	41,178	$0.99	—

(1)	These plans consist of the 2012 Plan and the 2006 Plan. Under the 2012 Plan, a maximum of 15,600,000 shares of common stock may be awarded. The 2012 Plan was approved by the Company’s stockholders on July 19, 2012, following the Merger, replacing Vringo’s then existing 2006 Plan. The maximum number of available common shares under the 2012 Plan is made up of the 9,100,000 previously available common shares under the 2006 Plan and 6,500,000 newly available common shares.

(2)	The numbers of securities to be issued upon exercise of outstanding equities are 8,229,357 and 978,167, respectively for the 2012 Plan and the 2006 Plan. The weighted-average exercise prices of outstanding options are $3.49 and $2.47, respectively for the 2012 Plan and the 2006 Plan.

(3)	This plan consists of Innovate/Protect’s 2011 Equity Incentive Plan assumed by the Company in connection with the merger, which provided for incentive stock options, nonqualified stock options, stock appreciation rights, restricted stocks, restricted stock units, stock bonus awards and performance compensation awards to be issued to directors, officers, managers, employees, consultants and advisors of Innovate/Protect and its affiliates, as defined in the plan. As of the merger, no further issuances can be made under this plan and any forfeitures cannot be reused.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 17, 2015 for (a) each stockholder known by us to own beneficially more than 5% of our common stock (b) our NEOs, (c) each of our directors, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 17, 2015 pursuant to the exercise of options or warrants, and vesting of RSUs to be outstanding for the purpose of computing the percentage ownership of such individual or group. However, such shares of common stock are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 93,571,042 shares of common stock outstanding on April 17, 2015.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
Five percent or more beneficial owners:

Hudson Bay Master Fund Ltd.(2) 777 Third Avenue New York, NY 10017	6,157,248	6.2%

BlackRock, Inc.(3) 55 East 52nd Street New York, NY 10022	5,407,879	5.8%
Directors and named executive officers:

Andrew Kennedy Lang(4)	7,408,316	7.9%
Andrew D. Perlman(5)	2,670,582	2.8%
Alexander R. Berger(6)	1,843,599	2.0%
Donald E. Stout(7)	1,539,696	1.6%
John Engelman(8)	755,068	*
H. Van Sinclair(9)	636,663	*
David L. Cohen, Esq.(10)	768,333	*
Anastasia Nyrkovskaya(11)	341,000	*
Noel J. Spiegel(12)	280,000	*
Ashley C. Keller(13)	230,500	*
All current directors and officers as a group (9 individuals)(14):	14,630,158	14.8%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of the individuals is c/o Vringo Inc., 780 3rd Ave. 12th Floor, New York, NY 10017.

(2)	Based on our records, consists of warrants to purchase up to 6,157,248 shares of our common stock that are exercisable within the next 60 days. In accordance with the terms of the warrants, Hudson Bay Master Fund Ltd. may not exercise its warrants to purchase our common stock to the extent that after giving effect to such conversion or exercise, as the case may be, Hudson Bay Master Fund Ltd. (together with its affiliates) would have acquired, through the exercise of Vringo warrants or otherwise, beneficial ownership of a number of shares of our common stock that exceeds 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise, excluding for purposes of such determination, shares of our common stock issuable upon exercise of the warrants that have not been exercised. Hudson Bay Capital Management, L.P., the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over these securities.

(3)	Based on Form SC 13G filed by BlackRock, Inc. on February 2, 2015.

(4)	Includes options to purchase 312,500 shares of our common stock and warrants to purchase 2,052,419 shares of our common stock exercisable within the next 60 days. 2,344,509 shares and 965,039 shares issuable upon exercise of warrants are held by Innovation Spring LLC. Innovation Spring Trust is the sole member and the 100% owner of Innovation Spring LLC. Andrew C. Lang, the father of Mr. Andrew Kennedy Lang, has the sole power to vote or direct the vote over the shares held by Innovation Spring LLC. Mr. Andrew Kennedy Lang does not have power to vote or direct the vote over the 3,309,548 shares held by Innovation Spring LLC.

(5)	Includes options to purchase 2,251,917 shares of our common stock and warrants to purchase 40,000 shares of our common stock exercisable within the next 60 days.

(6)	Includes warrants to purchase 545,621 shares of our common stock exercisable within the next 60 days.

(7)	Includes options to purchase 391,178 shares of our common stock and warrants to purchase 302,203 shares of our common stock exercisable within the next 60 days. 733,815 shares of common stock and 302,203 shares issuable upon exercise of warrants are held by the Donald E. and Mary Stout Trust.

(8)	Includes options to purchase 577,500 shares of our common stock and warrants to purchase 28,492 shares of our common stock exercisable within the next 60 days.

(9)	Includes options to purchase 350,000 shares of our common stock and warrants to purchase 49,709 shares of our common stock exercisable within the next 60 days.

(10)	Includes options to purchase 726,666 shares of our common stock exercisable within the next 60 days.

(11)	Includes options to purchase 325,000 shares of our common stock exercisable within the next 60 days.

(12)	Includes options to purchase 205,000 shares of our common stock exercisable within the next 60 days.

(13)	Includes options to purchase 220,500 shares of our common stock exercisable within the next 60 days.

(14)	See footnotes (4), (5) and (7) – (13).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transactions Approval Policy

All related party transactions must be approved by our audit committee or a majority of our independent directors who do not have an interest in the transaction and who will have access, at our expense, to our independent legal counsel.

Transactions with Related Persons

There were no related party transactions to report during the year ended December 31, 2014.

Director Independence and Committee Qualifications

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with Vringo, either directly or indirectly. Based upon this review, we believe that Messrs. Sinclair, Engelman, Stout, Keller and Spiegel qualify as independent directors in accordance with the standards set by NASDAQ, as well as Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Accordingly, our Board of Directors is comprised of a majority of independent directors as required by NASDAQ rules.  The Board has also determined that each member of the Compensation Committee, the Audit Committee and the Nominating and Corporate Governance Committee meets the independence requirements applicable to each such committee member prescribed by NASDAQ and the SEC. The Board has further determined that Messrs. Spiegel and Sinclair are “audit committee financial experts” as defined in the rules of the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP was selected by our Audit Committee as our independent registered public accounting firm for the fiscal year ended December 31, 2014. This selection was ratified by our stockholders. In deciding to select KPMG LLP, the Audit Committee carefully considered the qualifications of KPMG LLP, including its reputation for integrity, quality, and competence in the fields of accounting and auditing. Further, the Audit Committee reviewed auditor independence issues and existing commercial relationships with KPMG LLP. The Audit Committee concluded that KPMG LLP’s independence was not impaired for the fiscal year ended December 31, 2014. Somekh Chaikin, a member firm of KPMG International (“KPMG Israel”), served as our independent registered public accounting firm for the fiscal year ended December 31, 2013.

For the fiscal years ended December 31, 2014 and 2013, we incurred the following fees for the services of KPMG LLP and KPMG Israel.

	2014	2013
Audit fees:(1)	$412,500	187,000
Tax fees:(2)	25,000	8,000
Total	$437,500	$195,000

(1)	This category includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The fees of $412,500 in 2014 were incurred by KPMG LLP and the fees of $187,000 in 2013 were incurred by KPMG Israel.
(2)	Tax fees represent the aggregate fees for tax compliance, tax advice, and tax planning services provided by KPMG Israel related to our Israeli subsidiary.

Pre-Approval of Audit and Non-Audit Services

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our independent registered public accounting firms in 2014 and 2013.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Form 10-K/A are filed with, or incorporated by reference in, this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York of New York on the 30th day of April, 2015.

VRINGO, INC.

By:	/s/ Andrew D. Perlman
Name:	Andrew D. Perlman
Title:	Chief Executive Officer

EXHIBIT LIST

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

