Form 10-Q
period 2015-03-31
Vringo Inc
filed 2015-05-05
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-34785

VRINGO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4988129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Third Avenue, 12th Floor, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

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

As of April 24, 2015, 93,571,042 shares of the registrant’s common stock were outstanding.

VRINGO, INC.

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Vringo, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2015 (Unaudited)	December 31, 2014
Current assets
Cash and cash equivalents	$12,239	$16,023
Deposits with courts	2,070	2,067
Other current assets	389	510
Total current assets	14,698	18,600
Property and equipment, at cost, net of $610 and $389 accumulated depreciation as of March 31, 2015 and December 31, 2014, respectively	-	221
Intangible assets, net	16,821	17,625
Other assets	989	989
Total assets	$32,508	$37,435

Current liabilities
Accounts payable and accrued expenses	$4,750	$4,731
Derivative warrant liabilities	-	1
Total current liabilities	4,750	4,732

Long-term liabilities
Derivative warrant liabilities	$-	$174
Other liabilities	1,507	1,349
Commitments and contingencies (Note 10)

Stockholders’ equity
Series A Convertible Preferred stock, $0.01 par value per share; 5,000,000 authorized; none issued and outstanding	-	-
Common stock, $0.01 par value per share 150,000,000 authorized; 93,571,042 and 93,404,895 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	936	934
Additional paid-in capital	217,996	215,951
Accumulated deficit	(192,681)	(185,705)

Total stockholders’ equity	$26,251	$31,180

Total liabilities and stockholders’ equity	$32,508	$37,435

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2015	2014
Revenue	$150	$250

Costs and Expenses*
Operating legal costs	3,101	4,875
Amortization of intangibles	804	957
General and administrative	2,998	4,243
Total operating expenses	6,903	10,075
Operating loss from continuing operations	(6,753)	(9,825)
Non-operating income (expense), net	(223)	1
Gain (loss) on revaluation of warrants	-	(1,076)

Loss from continuing operations before income taxes	(6,976)	(10,900)
Income tax expense	-	-
Loss from continuing operations	(6,976)	(10,900)

Loss from discontinued operations before income taxes*	-	(209)
Income tax expense	-	-
Loss from discontinued operations	-	(209)
Net loss	$(6,976)	$(11,109)
Loss per share:
Basic
Loss per share from continuing operations	(0.07)	(0.13)
Loss per share from discontinued operations	(0.00)	(0.00)
Total net loss per share	$(0.07)	$(0.13)
Diluted
Loss per share from continuing operations	(0.07)	(0.13)
Loss per share from discontinued operations	(0.00)	(0.00)
Total net loss per share	$(0.07)	$(0.13)

Weighted-average number of shares outstanding during the period:
Basic	93,404,895	85,457,670
Diluted	93,404,895	85,457,670

* Includes stock-based compensation expense, as follows:
Operating legal costs	$318	$343
General and administrative	1,554	2,306
Discontinued operations	-	151
	$1,872	$2,800

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2014	$934	$215,951	$(185,705)	$31,180
Vesting of restricted stock units (“RSU”)	2	(2)	-	-
Change in classification of derivative warrants to equity warrants	-	175	-	175
Stock-based compensation	-	1,872	-	1,872
Net loss for the period	-	-	(6,976)	(6,976)
Balance as of March 31, 2015	$936	$217,996	$(192,681)	$26,251

	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2013	$845	$189,465	$(76,028)	$114,282
Exercise of stock options and vesting of RSU	13	1,931	-	1,944
Exercise of warrants	7	2,004	-	2,011
Stock-based compensation	-	2,800	-	2,800
Net loss for the period	-	-	(11,109)	(11,109)
Balance as of March 31, 2014	$865	$196,200	$(87,137)	$109,928

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(6,976)	$(11,109)
Adjustments to reconcile net cash flows used in operating activities:
Items not affecting cash flows
Depreciation and amortization	1,025	1,141
Stock-based compensation	1,872	2,800
Change in fair value of warrants	-	1,076
Exchange rate loss, net	226	20
Changes in current assets and liabilities
Decrease in other current assets	120	139
Increase (decrease) in payables and accruals	231	(2,560)
Net cash used in operating activities	(3,502)	(8,493)
Cash flows from investing activities
Acquisition of property and equipment	-	(72)
Increase in deposits	(278)	-
Net cash used in investing activities	(278)	(72)
Cash flows from financing activities
Exercise of stock options	-	1,531
Exercise of warrants	-	1,265
Cash provided by financing activities	-	2,796
Effect of exchange rate changes on cash and cash equivalents	(4)	1
Decrease in cash and cash equivalents	(3,784)	(5,768)
Cash and cash equivalents at beginning of period	16,023	33,586
Cash and cash equivalents at end of period	$12,239	$27,818
Non-cash investing and financing transactions
Non-cash acquisition of cost method investment	-	787
Conversion of derivative warrants into common stock	-	746
Change in classification of derivative warrants to equity warrants	175	-

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

Prior to December 31, 2013, the Company operated a global platform for the distribution of mobile social applications and the services that it developed. On February 18, 2014, the Company executed the sale of its mobile social application business to InfoMedia Services Limited (“InfoMedia”), receiving an 8.25% ownership interest in InfoMedia as consideration. As part of the transaction, the Company has the opportunity to license certain intellectual property assets and support InfoMedia to identify and protect new intellectual property.

Infrastructure Patents

The Company’s infrastructure patents are primarily made up of a patent portfolio purchased from Nokia Corporation (“Nokia”) in 2012. This patent portfolio is comprised of 124 patent families with counterparts in certain jurisdictions world-wide and encompass technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. Declarations were filed by Nokia indicating that 31 of the 124 patent families acquired may be essential to wireless communications standards. The Company also owns other acquired infrastructure patent portfolios and has filed over 60 internally developed patent applications. As one of the means of realizing the value of the patents on telecom infrastructure, the Company has filed a number of suits against ZTE Corporation (“ZTE”), ASUSTeK Computer Inc. (“ASUS”), and certain of their subsidiaries, affiliates and other companies in the United States, European jurisdictions, India, Australia, Brazil, and Malaysia alleging infringement of certain U.S., European, Indian, Australian, Brazilian, and Malaysian patents.

To date, in connection with the suits filed against ZTE, Vringo patents have been found to be infringed in the United Kingdom (“UK”) and Germany, and preliminary relief has been granted in India, Brazil, Romania, and the Netherlands. Separately, Vringo has entered into settlement and license agreements with ADT, Tyco, D-Link, and Belkin.

Search Patents

On September 15, 2011, the Company’s wholly-owned subsidiary, I/P Engine, Inc. (“I/P Engine”), initiated litigation against AOL Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc., and Target Corporation (collectively, the “Defendants”) for infringement of claims of certain of its owned patents. Trial commenced during 2012, and, on November 6, 2012, the jury ruled in favor of I/P Engine and against the Defendants. After upholding the validity of the patents-in-suit, and determining that the asserted claims of the patents were infringed by the Defendants, the jury found that reasonable royalty damages should be based on a “running royalty,” and that the running royalty rate should be 3.5%. The jury also awarded I/P Engine a total of approximately $30.5 million. In January 2014, the United States District Court, Eastern District of Virginia (the “District Court”) ordered that I/P Engine recover an additional sum of $17.32 million from the Defendants for supplemental damages and prejudgment interest. Further, the District Court ruled that the appropriate ongoing royalty rate for Defendants' continued infringement of the patents-in-suit is a rate of 6.5% of the 20.9% royalty base previously set by the District Court. These rulings were appealed by the Defendants and the oral argument was heard before the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) on May 6, 2014.

On August 15, 2014, the Federal Circuit reversed the judgment of the District Court by holding that the claims of the patents-in-suit asserted by the Company against the Defendants are invalid for obviousness. The Company filed a petition with the Federal Circuit on October 15, 2014 seeking en banc review of the decision. On October 20, 2014, the Federal Circuit invited the defendants/appellants to respond to the petition. On December 15, 2014, the Federal Circuit denied I/P Engine's petition for rehearing of the case en banc and consequently, the Company announced that I/P Engine will seek review by the Supreme Court of the United States (“Supreme Court”) of the Federal Circuit’s decision. I/P Engine intends to file a petition for a writ of certiorari with the Supreme Court, which requests review of the Federal Circuit’s decision, by the May 14, 2015 deadline.

Financial conditions

As of March 31, 2015, the Company had a cash balance of $12,239. The Company’s average monthly cash spent in operations for the three-month periods ended March 31, 2015 and 2014 was approximately $1,167 and $2,831, respectively. In addition, the Company paid approximately $2,682 in deposits with courts beginning in the second quarter of 2014 to date, related to proceedings in Germany, Brazil, Romania, and Malaysia, which are included in Deposits with courts in the consolidated balance sheets as of March 31, 2015 and December 31, 2014. Deposits with courts paid in local currency are remeasured on the balance sheet date based on the related foreign exchange rate on that date. As of March 31, 2015, Deposits with courts totaled $2,070. As of March 31, 2015 and December 31, 2014, the Company’s total stockholders' equity was $26,251 and $31,180, respectively. The decrease in stockholders’ equity since December 31, 2014 is mainly due to the operating loss during the quarter ended March 31, 2015.

On May 4, 2015 (the “Closing Date”), the Company entered into a securities purchase agreement with certain institutional investors in a registered direct offering of $12,500 of Senior Secured Convertible Notes (the “Notes”) and certain warrants to purchase shares of the Company’s common stock. On the Closing Date, the Company issued the Notes, which are convertible into shares of the Company’s common stock at $1.00 per share, bear 8% interest and mature in 21 months from the date of issuance, unless earlier converted. In addition, the Company issued approximately 5.4 million warrants to purchase shares of the Company’s common stock, which are exercisable at $1.00 per share and are exercisable for a period of five years. In connection with the issuance of the Notes and warrants, the Company received net cash proceeds of $12,425 on May 5, 2015. The Company’s obligations under the outstanding Notes are secured by a first priority perfected security interest in substantially all of the Company’s U.S. assets. In addition, stock of certain subsidiaries of the Company has been pledged. The outstanding notes contain customary events of default, as well as covenants which include restrictions on the assumption of new debt by the Company.

The principal amount of the outstanding Notes will be repaid monthly, and the Company may make such payments and related interest payments in cash or, subject to certain conditions, in registered shares of the Company’s common stock, at its election. If the Company chooses to repay the Notes in shares of its common stock, the shares will be issued at a 15% discount, based on the then-current market price data of the Company’s common stock. The Company may also repay the Notes in advance of the maturity schedule subject to early repayment penalties. This transaction will be accounted for in the second quarter of fiscal 2015. As a result of this transaction, the Company’s cash balance as of May 5, 2015 is approximately $22,900.

The Company’s operating plans include efforts to increase revenue through the licensing of its intellectual property, strategic partnerships, and litigation, when required, which may be resolved through a settlement or collection. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. The majority of the Company’s expenditures consist of costs related to the Company’s litigation campaigns. In the cases against ZTE and ASUS, the Company incurred costs during the first quarter of 2015 related to the preparation and filing of briefs and other court documents, as well as case preparation and management. A large percentage of these costs were incurred in the UK and the U.S. In civil law jurisdictions, such as Germany, France, Spain, and others, the majority of costs are incurred in the early stages of litigation. With respect to the Company’s litigation in such countries, the respective campaigns are currently in the later stages and therefore the Company has already incurred the large majority of the related anticipated costs. As such, based on the Company’s plans, costs in these jurisdictions are projected to be lower in the remainder of 2015 and other future periods.

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

In addition, the Company’s plans to continue to expand its planned operations through acquisitions and monetization of additional patents, other intellectual property or operating businesses may be time consuming, complex and costly to consummate. The Company may utilize many different transaction structures in its acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. The Company’s future ability to raise capital, if necessary, may be limited. Even if the Company is able to acquire particular patents or other intellectual property assets, there is no guarantee that it will generate sufficient revenue related to those assets to offset the acquisition costs. Therefore, no assurance can be given at this time as to whether the Company will be able to achieve its objectives or whether it will have the sources of liquidity for follow through with its operating plans.

In addition, until the Company generates sufficient revenue, the Company may need to raise additional funds, which may be achieved through the issuance of additional equity or debt, or through loans from financial institutions. There can be no assurance, however, that any such opportunities will materialize. The Company may also be able to raise additional funds through the exercise of its outstanding warrants and options, however, substantially all of such outstanding equity instruments are currently “out of the money”.

As a result of the events and circumstances described above, including the cash proceeds received in connection with the May 2015 financing transaction and the Company’s operating plans, which include paying the principal and interest related to the Notes in shares of the Company’s common stock, the Company believes that it currently has sufficient cash to continue its current operations for at least the next twelve months.

Note 2. Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of estimates

The preparation of accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include the Company’s intangibles assets, the useful lives of the Company’s intangible assets, the valuation of the Company’s derivative warrants, the valuation of stock-based compensation, deferred tax assets and liabilities, income tax uncertainties and other contingencies.

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

(e) Derivative instruments

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets at their respective fair values. Derivative instruments are revalued at each reporting date, with changes in the fair value of the instruments included in the consolidated statements of operations as non-operating income (expense). As of March 31, 2015, the Company does not have any outstanding derivative instruments.

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

(h) Operating legal costs

Operating legal costs mainly include expenses incurred in connection with the Company’s patent licensing and enforcement activities, patent-related legal expenses paid to external patent counsel (including contingent legal fees), licensing and enforcement related research, consulting and other expenses paid to third parties, as well as related internal payroll expenses and stock-based compensation. In addition, amounts received by the Company for reimbursements of legal fees in connection with our litigation campaigns are recorded in Operating legal costs as contra-expense.

(i) Stock-based compensation

Stock-based compensation is recognized as an expense in the consolidated statements of operations and such cost is measured at the grant-date fair value of the equity-settled award. The fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton option-pricing model. The expense is recognized on a straight-line basis, over the requisite service period. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past. Since the Company lacks sufficient history, expected volatility is estimated based on a weighted average historical volatility of the Company and comparable entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant.

(j) Recently Issued Accounting Pronouncements

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

(k) Reclassification

Certain balances have been reclassified to conform to presentation requirements.

Note 3. Intangible Assets

The following table provides information regarding the Company’s intangible assets, which consist of its patents:

	March 31, 2015	December 31, 2014	Weighted average amortization period (years)
Patents	28,213	28,213	8.9
Less: accumulated amortization and impairment	(11,392)	(10,588)
	$16,821	$17,625

The Company’s patents consist of three major patent portfolios, which were acquired from third parties, as well as a number of internally developed patents. The costs related to internally developed patents are expensed as incurred.

In August 2012, the Company purchased a portfolio from Nokia consisting of various patents and patent applications as described in Note 1. The total consideration paid for the portfolio was $22,000 and the Company capitalized certain costs related to the acquisition of patents in the total amount of $548. Under the terms of the purchase agreement, to the extent that the gross revenue generated by such portfolio exceeds $22,000, the Company is obligated to pay a royalty of 35% of such excess. The Company has not recorded any amounts in respect of this contingent consideration, as both the amounts of future potential revenue, if any, and the timing of such revenue cannot be reasonably estimated.

The Company’s patents are amortized over their expected useful lives (i.e., through the expiration date of the patent). During the three-month periods ended March 31, 2015 and 2014, the Company recorded amortization expense of $804 and $957, respectively, related to its patents.

During the third quarter of 2014, the Company determined that there were impairment indicators related to certain of its patents. A significant factor that was considered when making this determination included the announcement of the Federal Circuit’s decision on August 15, 2014 described in Note 1. The Company concluded that this factor was deemed a “triggering” event requiring that the related patent assets be tested for impairment during the third quarter of 2014. In performing this impairment test, the Company determined that the patent portfolio containing the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al, which represents an asset group, was subject to impairment testing. In the first step of the impairment test, the Company utilized its projections of future undiscounted cash flows based on the Company’s existing plans for the patents. As a result, it was determined that the Company’s projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, the Company performed the second step of the impairment test to measure the potential impairment by calculating the asset group’s fair value. This resulted in an impairment of $1,355 during the third quarter of 2014, related to the asset group, which represents the difference between the fair value and the carrying value of the asset group. There were no impairment charges related to the Company’s patents during the three-month periods ended March 31, 2015 and 2014.

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

	Three months ended March 31,
	2015	2014
Basic Numerator:
Loss from continuing operations attributable to shares of common stock	$(6,976)	$(10,900)
Loss from discontinued operations attributable to shares of common stock	$-	$(209)
Net loss attributable to shares of common stock	$(6,976)	$(11,109)
Basic Denominator:

Weighted average number of shares of common stock outstanding during the period	93,404,895	85,428,830
Weighted average number of penny stock options	-	28,840
Basic common stock shares outstanding	93,404,895	85,457,670
Basic loss per common stock share from continuing operations	$(0.07)	$(0.13)
Basic loss per common stock share from discontinued operations	$(0.00)	$(0.00)
Basic net loss per common stock share	$(0.07)	$(0.13)

Diluted Numerator:
Net loss from continuing operations attributable to shares of common stock	$(6,976)	$(10,900)
Increase in net loss attributable to derivative warrants	$-	$-

Diluted net loss from continuing operations attributable to shares of common stock	$(6,976)	$(10,900)

Diluted net loss from discontinued operations attributable to shares of common stock	$-	$(209)
Diluted net loss attributable to shares of common stock	$(6,976)	$(11,109)

Diluted Denominator:
Basic common stock shares outstanding	93,404,895	85,457,670
Shares assumed issued upon exercise of derivative warrants during the period	-	-
Diluted common stock shares outstanding	93,404,895	85,457,670
Diluted loss per common stock share from continuing operations	$(0.07)	$(0.13)
Diluted loss per common stock share from discontinued operations	$(0.00)	$(0.00)
Diluted net loss per common stock share	$(0.07)	$(0.13)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options at $0.96-$5.50 exercise price, to purchase an equal number of shares of common stock of the Company	9,202,345	10,331,409

Unvested RSU to issue an equal number of shares of common stock of the Company	676,564	1,890,738
Common stock shares granted, but not yet vested	-	14,331

Warrants to purchase an equal number of shares of common stock of the Company	17,402,654	17,708,713

Total number of potentially dilutive instruments, excluded from the calculation of net loss per share	27,281,563	29,945,191

Note 5. Discontinued Operations

On February 18, 2014, the Company executed the sale of its mobile social application business to InfoMedia. As consideration for the assets and agreements related to the Company’s mobile social application business, the Company received 18 Class B shares of InfoMedia, which represent an 8.25% ownership interest in InfoMedia. Additionally, the Company’s Chief Executive Officer was appointed as a full voting member on InfoMedia’s board of directors and the Company received a number of customary protective rights. The InfoMedia Class B shares are accounted for as a cost-method investment at the carrying amount of $787 and are included in Other assets in the consolidated balance sheets as of March 31, 2015 and December 31, 2014. During the quarter ended March 31, 2015, there were no events or changes in circumstances that would indicate that the carrying amount of this investment may no longer be recoverable.

In connection with the sale of its mobile social application business, the Company is required to present the results of the Company’s mobile social application business as discontinued operations in the consolidated statements of operations. The following table represents the components of operating results from discontinued operations for the three months ended March 31, 2014, as presented in the consolidated statements of operations:

Revenue	$37
Operating expenses	(266)
Operating loss	(229)

Non-operating income	20
Loss before taxes on income	(209)
Income tax expense	-
Loss from discontinued operations	$(209)

 Note 6. Fair Value Measurements

The Company measures fair value in accordance with FASB Accounting Standard Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures. FASB ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received by selling an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, FASB ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The following table presents the placement in the fair value hierarchy of liabilities measured at fair value on a recurring basis as of December 31, 2014:

Fair value measurement at reporting date using
Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
Derivative warrant liabilities	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of December 31, 2014	$175	$-	$-	$175

The Company measures its derivative liabilities at fair value. The Conversion Warrants, the derivative Reload Warrants and the derivative Series 1 Warrants (as defined in Note 8) were classified within Level 3 because they were valued using the Black-Scholes-Merton and the Monte-Carlo models (as these warrants included down-round protection clauses), which utilize significant inputs that are unobservable in the market. On January 1, 2015, the down-round protection clauses associated with all of the Company’s outstanding derivative warrants expired and, as a result, these warrants no longer meet the criteria for liability classification. As such, the related liabilities were revalued as of January 1, 2015 and the balance of $175 was reclassified to equity as of March 31, 2015.

In addition to the above, the Company’s financial instruments as of March 31, 2015 and December 31, 2014 consisted of cash, cash equivalents, receivables, accounts payable and deposits. The carrying amounts of all the aforementioned financial instruments approximate fair value.

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities related to the Conversion Warrants, Reload Warrants and Series 1 Warrants (as defined in Note 8) fall within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

December 31, 2014:

Description	Valuation technique	Unobservable inputs	Range
Conversion Warrants, derivative Reload Warrants and derivative Series 1 Warrants	Black-Scholes-Merton and the Monte-Carlo models	Volatility	56.55% - 77.06%
		Risk free interest rate	0.13% - 0.87%
		Expected term, in years	0.48 - 2.55
		Dividend yield	0%

  Sensitivity of Level 3 measurements to changes in significant unobservable inputs

The inputs to estimate the fair value of the Company’s derivative warrant liabilities were the current market price of the Company’s common stock, the exercise price of the warrant, its remaining expected term, the volatility of the Company’s common stock price, the Company’s assumptions regarding the probability and timing of a down-round protection triggering event and the risk-free interest rate. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement. Generally, an increase in the market price of the Company’s shares of common stock, an increase in the volatility of the Company’s shares of common stock, an increase in the remaining term of the warrant, or an increase of a probability of a down-round triggering event would each result in a directionally similar change in the estimated fair value of the Company’s warrants. Such changes would increase the associated liability while decreases in these assumptions would decrease the associated liability. An increase in the risk-free interest rate or a decrease in the positive differential between the warrant’s exercise price and the market price of the Company’s shares of common stock would result in a decrease in the estimated fair value measurement of the warrants and thus a decrease in the associated liability. The Company has not, and does not plan to, declare dividends on its common stock, and as such, there is no change in the estimated fair value of the warrants due to the dividend assumption.

Note 7. Stock-based Compensation

The Company has a stock-based compensation plan available to grant stock options and RSU to the Company’s directors, employees and consultants. Under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), a maximum of 15,600,000 shares of common stock may be awarded. As of March 31, 2015, 4,974,566 shares were available for future grants under the Plan.

The following table illustrates the stock options granted during the three month period ended March 31, 2015:

Title	Grant date	No. of options	Exercise price	Fair market value at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Directors and Employees	January 2015	1,150,000	$0.51 - $0.59	$0.33 - $0.38	Over 1 year for Directors; Over 3 years for Employees	Volatility: 74.9% - 77.1% Risk free interest rate: 1.27% - 1.51% Expected term, in years: 5.31-5.81 Dividend yield: 0.00%

Certain options granted are subject to acceleration of vesting of 75% - 100% (according to the agreement signed with each grantee), upon a subsequent change of control.

The activity related to stock options and RSU during the three month period ended March 31, 2015 consisted of the following:

	RSU		Options
	No. of RSU	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range		Weighted average grant date fair value
Outstanding at January 1, 2015	1,196,357	$3.64	8,052,345	$3.36	$	0.96 - $5.50	$2.24
Granted	-	-	1,150,000	$0.54	$	0.51 - $0.59	$0.35
Vested/Exercised	(166,147)	$3.62	-	-		-	-
Forfeited	(353,646)	$3.63	-	-		-	-
Expired	-	-	-	-		-	-
Outstanding at March 31, 2015	676,564	$3.64	9,202,345	$3.01	$	0.51 - $5.50	$2.00
Exercisable at March 31, 2015	-	-	6,876,927	$3.29	$	0.51 - $5.50

The Company did not recognize tax benefits related to its stock-based compensation as there is a full valuation allowance recorded.

Note 8. Warrants

The following table summarizes information about warrant activity during the three month period ended March 31, 2015:

	No. of warrants	Weighted average exercise price	Exercise price range
Outstanding at January 1, 2015	17,402,654	$4.26	$0.94 - $5.06
Granted	-	$-	$-
Exercised	-	$-	$-
Outstanding at March 31, 2015	17,402,654	$4.26	$0.94 - $5.06

The Company’s outstanding warrants as of March 31, 2015 consist of the following:

	No. outstanding*	Exercise price	Remaining contractual life	Expiration Date
Series 1 Warrants	1,490,250	$1.76	2.30 years	July 19, 2017
Series 2 Warrants	1,943,523	$1.76	2.30 years	July 19, 2017
Conversion Warrants	14,492	$0.94	0.22 years	June 21, 2015
Reload Warrants	758,023	$1.76	1.86 years	February 6, 2017
IPO Warrants	4,784,000	$5.06	0.22 years	June 21, 2015
October 2012 Warrants	3,000,000	$5.06	0.22 years	June 21, 2015
June 2014 Warrants	5,412,366	$5.06	0.22 years	June 21, 2015
Outstanding as of March 31, 2015	17,402,654

* All outstanding warrants as of March 31, 2015 are classified as equity.

Note 9. Revenue from Settlements and Licensing Agreements

During the first quarter of 2015, the Company entered into a confidential agreement with D-Link, effective March 10, 2015, that resolved all litigation pending between the parties.

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

The Company’s subsidiaries have filed patent infringement lawsuits against the subsidiaries of ZTE and its subsidiaries in the UK, France, Germany, Netherlands, Australia, India, Brazil, Malaysia, and Romania, and against ASUS and its subsidiaries in Germany, Spain and India. In such jurisdictions, an unsuccessful plaintiff may be required to pay a portion of the other party’s legal fees. In addition, the Company may be required to grant additional written commitments, as necessary, in connection with its commenced proceedings against ZTE and its subsidiaries in various countries. It should be noted, however, that if the Company were successful on any court applications or the entirety of any litigation, the defendants may be responsible for a substantial portion of the Company’s legal fees.

Pursuant to negotiation with ZTE’s UK subsidiary, the Company made two written commitments, in November 2012 and May 2013, representing payment should a liability by Vringo Infrastructure arise as a result of the two cases it has filed. Each of the cases filed include three patents which the Company has alleged are infringed by ZTE. The defendants estimated the total possible liability to be no more than approximately $2,900 for each case.

In March 2014, the Company withdrew one of the patents included in the first case against ZTE’s UK subsidiary. ZTE withdrew its invalidity counterclaims.

In November 2014, with respect to another patent included in the first case, the Court found that Vringo’s patent is valid as amended and infringed by ZTE. ZTE did not appeal the decision, and the decision is final.

On February 17, 2015, Vringo withdrew its infringement claims against ZTE on three of the four remaining European Patents in suit in the second litigation in the UK. ZTE subsequently withdrew its invalidity counterclaims in respect of these three patents.

On April 10, 2015, Vringo and ZTE reached an agreement in relation to the remaining European Patent in issue (EP (UK) 1 330 933) in the second patent case in the UK in which the parties will withdraw their respective claims and counterclaims.

The Company recorded its best estimate of its liability in respect of ZTE’s legal fees, which is presented in Other liabilities included in the consolidated balance sheets as of March 31, 2015 and December 31, 2014.

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

On May 5, 2014, the Company deposited a bond of €1,000 (approximately $1,085 as of March 31, 2015) to enforce an injunction against ZTE in Germany. Should the injunction be successfully overturned on appeal, the Company may be obligated to compensate ZTE for any damages allegedly suffered as a result of the enforcement of the injunction, which would be ascertained through separate damages proceedings. Should the judgment which granted the injunction be affirmed on appeal, however, the amount paid as security would be returnable to the Company in full. The Company has assessed the likelihood of the injunction being successfully overturned on appeal as remote.

In Brazil, as a condition of the relief requested, the Company deposited R$2,020 on April 17, 2014 (approximately $621 as of March 31, 2015), as a surety against the truth of allegations contained in the complaint. This deposit is returnable at the end of the litigation unless ZTE is the prevailing party and proves that actual material damages were suffered while the requested relief was in place. The Company has assessed the likelihood of ZTE doing so as remote.

In Romania, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the Bucharest Tribunal Civil Section on June 23, 2014 and the Court granted an ex-parte preliminary injunction, ordering ZTE to cease any importation, exportation, introduction on the market, offer for sale, storage, sale, trade, distribution, promotion, or any other business activity regarding the infringing product. The Company deposited a bond of €243 on February 11, 2015 (approximately $264 as of March 31, 2015) with the Court in order to continue to enforce the injunction.

The bond deposits in Germany and Romania and the surety deposit in Brazil are included in Deposits with courts in the consolidated balance sheets as of March 31, 2015 and December 31, 2014.

Leases

In July 2012, the Company signed a rental agreement for its corporate executive office in New York for an annual rental fee of approximately $137 (subject to certain adjustments) which was to expire in September 2015. In January 2014, the Company entered into an amended lease agreement with the landlord for a different office space within the same building. The initial annual rental fee for this new office is approximately $403 (subject to certain future escalations and adjustments) beginning on August 1, 2014, which was the date when the new office space was available. This lease will expire in October 2019. Rent expense for operating leases for the three month periods ended March 31, 2015 and 2014 were $91 and $112, respectively.

Note 11. Risks and Uncertainties

(a)	New legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders could negatively affect the Company’s current business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect the Company’s ability to assert its patent or other intellectual property rights.

(b)	The patents owned by the Company are presumed to be valid and enforceable. As part of the Company’s ongoing legal proceedings, the validity and/or enforceability of its patents is often challenged in a court or an administrative proceeding. On August 15, 2014, the Federal Circuit reversed a judgment of the United States District Court for the Eastern District of Virginia by holding that the asserted claims of the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al. are invalid for obviousness. Additionally, during the second half of 2014, the Patent Re-Examination Board of the State Intellectual Property Office of the People’s Republic of China held that nine of the Company's Chinese patents, and partial claims on two of the Company’s other Chinese patents, are invalid. The Company is appealing these decisions. The Company’s other patents have not been declared to be invalid or unenforceable to date.

(c)	Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents with various major financial institutions. These major financial institutions are located in the United States and the Company’s policy is designed to limit exposure to any one institution.

(d)	A portion of the Company’s expenses are denominated in foreign currencies. If the value of the U.S. dollar weakens against the value of these currencies, there will be a negative impact on the Company’s operating costs. In addition, the Company is subject to the risk of exchange rate fluctuations to the extent it holds monetary assets and liabilities in these currencies.

(e)	The Company may choose to raise additional funds in connection with any potential acquisition of patent portfolios or other intellectual property assets or operating businesses. In addition, the Company may also need additional funds to respond to business opportunities and challenges, including its ongoing operating expenses, protection of its assets, development of new lines of business and enhancement of its operating infrastructure. While the Company may need to seek additional funding, it may not be able to obtain financing on acceptable terms, or at all. If the Company is unable to obtain additional funding on a timely basis, it may be required to curtail or terminate some of its business plans.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will be,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed on March 16, 2015 and any future reports we file with the Securities and Exchange Commission (“SEC”). The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements, except as required by law.

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

Intellectual Property

Search Patents

On September 15, 2011, our wholly-owned subsidiary, I/P Engine, Inc. (“I/P Engine”) initiated litigation in the United States District Court, Eastern District of Virginia, against AOL Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc., and Target Corporation (collectively, the “Defendants”) for infringement of claims of U.S. Patent Nos. 6,314,420 and 6,775,664, which I/P Engine acquired from Lycos, Inc.

Trial commenced on October 16, 2012, and the case was submitted to the jury on November 1, 2012. On November 6, 2012, the jury ruled in favor of I/P Engine and against the Defendants. After upholding the validity of the patents-in-suit, and determining that the asserted claims of the patents were infringed by the defendants, the jury found that reasonable royalty damages should be based on a “running royalty,” and that the running royalty rate should be 3.5%. The jury also awarded I/P Engine a total of approximately $30.5 million. On November 20, 2012, the clerk entered the District Court's final judgment.

On January 3, 2014, the District Court ordered that I/P Engine recover an additional sum of $17.32 million from Defendants for supplemental damages and prejudgment interest. On January 21, 2014, the District Court ruled that Defendants' alleged design-around is “nothing more than a colorable variation of the system adjudged to infringe," and accordingly I/P Engine "is entitled to ongoing royalties as long as Defendants continue to use the modified system.” On January 28, 2014, the District Court ruled that the appropriate ongoing royalty rate for Defendants' continued infringement of the patents-in-suit that “would reasonably compensate [I/P Engine] for giving up [its] right to exclude yet allow an ongoing willful infringer to make a reasonable profit” is a rate of 6.5% of the 20.9% royalty base previously set by the District Court. The Defendants also filed a separate appeal related to these matters.

On August 15, 2014, the Court of Appeals for the Federal Circuit (“Federal Circuit”) held that the claims of the patents-in-suit asserted by the Company against the Defendants are invalid for obviousness. On August 20, 2014, Vringo announced that I/P Engine would seek en banc review of the Federal Circuit's decision.

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

On December 15, 2014, the Federal Circuit denied I/P Engine's petition for rehearing of the case en banc and consequently, we announced that I/P Engine will seek review by the Supreme Court of the United States (“Supreme Court”) of the Federal Circuit's decision. I/P Engine intends to file a petition for a writ of certiorari with the Supreme Court, which requests review of the Federal Circuit’s decision, by the May 14, 2015 deadline.

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

In March 2014, Vringo Infrastructure withdrew its claim to one of the patents included in the first suit, and ZTE withdrew its invalidity counterclaim. Another patent included in the first suit was heard in a trial that commenced on October 28, 2014.

On November 28, 2014, the Court found the patent valid as amended and infringed by ZTE. Following the Court’s ruling, ZTE applied to introduce new prior art and re-argue the validity of the patent; the application was rejected on January 30, 2015. There was no appeal by ZTE of the substantive decision and therefore the decision is final. The parties will submit pleadings on remedies over the next several months. A hearing to determine the scope, timing and course of the remedies phase of the litigation is scheduled for June 2015.

On February 17, 2015, Vringo withdrew its infringement claims against ZTE on three of the four remaining European Patents in suit in the second litigation in the UK. ZTE subsequently withdrew its invalidity counterclaims in respect of these three patents.

On April 10, 2015, Vringo and ZTE reached an agreement in relation to the remaining European Patent in issue (EP (UK) 1 330 933) in the second patent case in the UK in which the parties will withdraw their respective claims and counterclaims.

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

On December 17, 2013, the Court issued its judgment in the second European patent case, finding that ZTE infringed that patent and ordering an accounting and an injunction upon payment of the appropriate bonds. On February 19, 2014, Vringo Germany filed suit in the Mannheim Regional Court seeking enforcement of the accounting ordered and a further order that non-compliance be subject to civil and criminal penalties. On May 5, 2014, we paid a bond of €1,000,000 (approximately $1,085,000 as of March 31, 2015) to the Court in order to enforce the injunction against ZTE. On December 27, 2013, ZTE filed a notice of appeal of the Mannheim Regional Court’s judgment in the second European patent case, and on January 24, 2014, ZTE filed an emergency motion with the Court of Appeals seeking a stay of the judge’s order pending appeal. On February 24, 2014, ZTE’s motion was denied. A hearing in the appeal is scheduled for the third quarter of 2015.

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

ZTE filed nullity suits with respect to the first and second European patents in the Federal Patents Court in Munich, Germany during the second and fourth quarters, respectively, of 2013. Trial in the nullity suit with respect to the first European patent took place on March 4, 2015. The Court indicated that it will present its findings in a written decision, which is likely to be released in the second quarter of 2015. Trial in the nullity suit with respect to the second European patent has been scheduled for the fourth quarter of 2015.

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

China

ZTE has filed 33 reexamination requests of Vringo’s Chinese patents with the Patent Re-Examination Board (“PRB”) of the State Intellectual Property Office of the People’s Republic of China. To date, the PRB has upheld the validity of fourteen of Vringo’s patents, partially upheld the validity of two of Vringo’s patents, and has held that nine of Vringo’s patents are invalid. Vringo has filed appeals on the PRB’s decision on the nine patents that are held invalid. The appeal process is expected to take at least one year. The remaining reexamination requests remain pending, with decisions expected to be rendered on a rolling basis.

On February 21, 2014, ZTE filed a civil complaint against Vringo and Vringo Infrastructure in the Shenzhen Intermediate Court alleging that Vringo violated China’s antimonopoly laws. Vringo received notice of the action on June 26, 2014. Vringo intends to vigorously contest all aspects of this action in the appropriate manner. On July 28, 2014, Vringo filed a motion to have this complaint dismissed due to lack of jurisdiction. On August 6, 2014, the Court dismissed this motion. Vringo filed an appeal of the dismissal, which was denied by the Court. The Court has scheduled a hearing on May 29, 2015 for the parties to submit any evidence on which they intend to rely. The Court has further scheduled a hearing on June 1, 2015 for the parties to argue their positions. It is not yet clear whether the Court will schedule additional evidentiary hearings and/or argument or how long it will take for the Court to rule after all evidence and argument have been submitted by the parties. Vringo anticipates that the Court will render a decision no earlier than the third quarter of 2015.

France

On March 29, 2013, Vringo Infrastructure filed a patent infringement lawsuit in France in the Tribunal de Grande Instance de Paris, alleging infringement of the French part of two European patents. Vringo Infrastructure filed the lawsuit based on particular information uncovered during a seizure to obtain evidence of infringement, known as a saisie-contrefaçon, which was executed at two of ZTE's facilities in France. The oral hearing in relation to liability and injunctive relief for these patents was held on April 13, 2015 before the 3rd division of the 3rd chamber of the Tribunal de Grande Instance de Paris (specializing in IP matters). We anticipate that the Court will render a decision in the third quarter of 2015.

Australia

On June 11, 2013, Vringo Infrastructure filed a patent infringement lawsuit in the Federal Court of Australia in the New South Wales registry, alleging infringement by ZTE of two Australian patents. In March 2015, the Court granted Vringo’s request to join ZTE as a party to the action. We currently anticipate that the Court will set a trial date in 2015.

Spain

On September 6, 2013, Vringo Infrastructure filed a preliminary inquiry order against ZTE in the Commercial Court of Madrid, Spain, requiring ZTE to provide discovery relating to alleged infringement of a patent which is the Spanish counter-part of the second European patent filed in Germany.  In light of ZTE’s non-responsiveness to the order, on March 24, 2014 the Court granted our request to seek discovery of four of ZTE’s Spanish customers. We have received responses from all four customers. On July 31, 2014, ZTE filed a nullity suit in the Commercial Court of Madrid seeking to invalidate two of the Spanish counter-parts of Vringo’s European patents, including the patent found valid as amended and infringed in the UK.

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

Brazil

On April 14, 2014, Vringo Infrastructure filed a patent infringement lawsuit assigned to the 5th Trial Court of Rio de Janeiro State Court in Brazil, alleging infringement of a Brazilian patent related to 3G/4G/LTE infrastructure. This is the Brazilian counterpart to the patent found to be valid as amended and infringed in the UK. On April 15, 2014, the court granted an ex-parte preliminary injunction restraining ZTE from manufacturing, using, offering for sale, selling, installing, testing, or importing such infrastructure equipment, subject to a fine. The Company posted a bond of approximately R$ 2,020,000 (approximately $621,000 as of March 31, 2015) with the court on April 17, 2014 as a surety against the truth of the allegations contained in the complaint. ZTE has filed numerous appeals against the injunction since, all of which have been rejected.

On July 17, 2014, ZTE filed a nullity suit in the Federal district court in Rio de Janiero, Brazil, against both Vringo and the Brazilian patent office, seeking to invalidate Vringo’s Brazilian patent. The Brazilian patent office answered the complaint, supporting the validity of the patent and requesting the dismissal of the complaint. A schedule for the remainder of this matter has not yet been set.

In April 2015, ZTE filed a second suit in the Federal district court in Rio de Janeiro, against Vringo and the Brazilian patent office, seeking to prevent Vringo from enforcing the injunction issued in the state court. A schedule for this matter has not yet been set.

Malaysia

On June 23, 2014, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the High Court of Malaya at Kuala Lumpur. The Court is expected to hear the case in the fourth quarter of 2015.

Romania

On June 23, 2014, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the Bucharest Tribunal Civil Section. On July 1, 2014, the court granted an ex-parte preliminary injunction, ordering ZTE to cease any importation, exportation, introduction on the market, offer for sale, storage, sale, trade, distribution, promotion, or any other business activity regarding the infringing product. ZTE appealed the injunction and, on October 10, 2014, the Bucharest Court of Appeal suspended enforcement of the injunction in light of ZTE’s allegations that it was immediately subject to approximately €31,500,000 in contract losses, pending the outcome of the appeal. On January 8, 2015, the Court rejected ZTE’s appeal, and reinstated the injunction with immediate effect. The Court ordered Vringo to pay a bond of approximately €243,000 in order to continue to enforce the injunction. On February 4, 2015, the Court rejected ZTE’s request for the Court to order Vringo to pay an increased bond of €40,000,000, in a final decision that may not be appealed. Vringo paid the €243,000 bond on February 11, 2015 (approximately $264,000 as of March 31, 2015).

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

United States

On July 2, 2014, Vringo filed suit in the United States District Court for the Southern District of New York seeking a temporary restraining order and preliminary and permanent injunctions against ZTE, enjoining ZTE’s use of prohibited materials captured under NDA, including but not limited to ZTE’s use of such materials in its antitrust lawsuit in China against Vringo and Vringo Infrastructure. On July 7, 2014, the court granted a temporary restraining order against ZTE’s use of such material. On July 23, 2014, ZTE filed a counterclaim against Vringo. On July 24, 2014, the Court held a hearing on Vringo’s motion for a preliminary injunction against ZTE. A ruling on this motion is pending. On October 2, 2014, Vringo filed a motion for judgment on the pleadings, similar to a motion for summary judgment, asking the court to render a judgment on Vringo’s cause of action based solely on the pleadings of the parties. On April 6, 2015, the Court granted Vringo’s motion in part, holding that ZTE breached the NDA.

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

D-Link

We entered into a confidential agreement with D-Link, effective March 10, 2015, that resolved all litigation pending between the parties.

Other Legal Matters

On January 13, 2015, Vringo Infrastructure received a Request for Assistance in Investigation from the National Development and Reform Commission of the People’s Republic of China.

May 2015 Financing Transaction

On May 4, 2015 (the “Closing Date”), we entered into a securities purchase agreement with certain institutional investors in a registered direct offering of $12,500,000 of Senior Secured Convertible Notes (the “Notes”) and certain warrants to purchase shares of our common stock. On the Closing Date, we issued the Notes, which are convertible into shares of our common stock at $1.00 per share, bear 8% interest and mature in 21 months from the date of issuance, unless earlier converted. In addition, we issued approximately 5.4 million warrants to purchase shares of our common stock, which are exercisable at $1.00 per share and are exercisable for a period of five years. In connection with the issuance of the Notes and warrants, we received net cash proceeds of $12,425,000 on May 5, 2015. Our obligations under the outstanding Notes are secured by a first priority perfected security interest in substantially all of our U.S. assets. In addition, stock of certain of our subsidiaries has been pledged. The outstanding notes contain customary events of default, as well as covenants, which include restrictions on the assumption of new debt by Vringo.

The principal amount of the outstanding Notes will be repaid monthly, and we may make such payments and related interest payments in cash or, subject to certain conditions, in registered shares of our common stock, at its election. If we choose to repay the Notes in shares of its common stock, the shares will be issued at a 15% discount, based on the then-current market price data of our common stock. We may also repay the Notes in advance of the maturity schedule subject to early repayment penalties. This transaction will be accounted for in the second quarter of fiscal 2015. As a result of this transaction, our cash balance as of May 5, 2015 is approximately $22,900,000.

Financial Conditions

Since January 2012, we have raised approximately $113,135,000 (including the May 2015 financing transaction mentioned above) which has been used to finance our operations. As of now, we have not yet generated any significant revenues. As of March 31, 2015, we had a cash balance of $12,239,000. Our average monthly cash spent in operations for the three-month period ended March 31, 2015 was approximately $1,167,000. This is not necessarily indicative of the future use of our working capital. In addition, we paid approximately $2,682,000 in deposits with courts beginning in the second quarter of 2014 to date, related to proceedings in Germany, Brazil, Romania, and Malaysia, which are included in Deposits with courts in the consolidated balance sheets as of March 31, 2015 and December 31, 2014. Deposits with courts paid in local currency are remeasured on the balance sheet date based on the related foreign exchange rate on that date. As of March 31, 2015, deposits with courts totaled $2,070,000.

As of March 31, 2015 and December 31, 2014, our total stockholders' equity was $26,251,000 and $31,180,000, respectively. The decrease in stockholders’ equity since December 31, 2014 is mainly due to the operating loss during the quarter ended March 31, 2015.

Our operating plans include increasing revenue through the licensing of our intellectual property, strategic partnerships, and litigation, when required, which may be resolved through a settlement or collection. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. The majority of our expenditures consist of costs related to our litigation campaigns. In our cases against ZTE and ASUS, we incurred costs during the first quarter of 2015 related to the preparation and filing of briefs and other court documents, as well as case preparation and management. A large percentage of these costs were incurred in the UK and the U.S. With respect to our litigation in these countries, the respective campaigns are currently in the later stages and therefore we have already incurred the large majority of the related anticipated costs. As such, based on our plans, costs in these jurisdictions are projected to be lower in the remainder of 2015 and other future periods.

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

In addition, our plans to continue to expand our planned operations through acquisitions and monetization of additional patents, other intellectual property or operating businesses may be time consuming, complex and costly to consummate. We may utilize many different transaction structures in our acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. Our future ability to raise capital, if necessary, may be limited. Even if we are able to acquire particular patents or other intellectual property assets, there is no guarantee that we will generate sufficient revenue related to those assets to offset the acquisition costs. Therefore, no assurance can be given at this time as to whether we will be able to achieve our objectives or whether we will have the sources of liquidity for follow through with our operating plans.

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

As a result of the events and circumstances described above, including the cash proceeds received in connection with the May 2015 financing transaction and our operating plans, which include paying the principal and interest related to the Notes in shares of our common stock, we believe that we currently have sufficient cash to continue our current operations for at least the next twelve months.

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

General and administrative expenses

General and administrative expenses include costs related to management and administrative personnel, development personnel, public and investor relations, overhead/office costs and various professional fees, as well as insurance, non-operational depreciation and amortization.

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

Income taxes

As of March 31, 2015, deferred tax assets generated from activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be generated before such net operating loss carryforwards expire.

Three month period ended March 31, 2015 compared to the three month period ended March 31, 2014

Revenue

	Three months ended March 31,
	2015	2014	Change
Revenue	$150,000	$250,000	$(100,000)

During the three month period ended March 31, 2015, we recorded total revenue of $150,000 as compared to $250,000 of revenue recorded during the three month period ended March 31, 2014. The revenue recorded during both periods were due to a one-time payments in connection with licensing agreements for certain of our owned intellectual property.

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

Operating legal costs

	Three months ended March 31,
	2015	2014	Change
Operating legal costs	$3,101,000	$4,875,000	$(1,774,000)

During the three month period ended March 31, 2015, our operating legal costs were $3,101,000, which represents a decrease of $1,774,000 (or 36.4%) from operating legal costs recorded for the three months ended March 31, 2014. This decrease was partially due to the timing and nature of consulting and patent litigation costs related to legal proceedings against ZTE and Google. With respect to our legal proceedings against ZTE, costs during the three month period ended March 31, 2015 were associated with our continued worldwide litigation efforts in the UK, U.S., and other countries. We did not incur significant expenses in connection with our legal proceedings against Google during the three month period ended March 31, 2015. In addition, we recorded approximately $1,014,000 of legal fee reimbursements from ZTE in connection with our patent suits in the UK as contra-expense during the current period, which partially offset our total operating legal costs for the three months ended March 31, 2015.

We expect our operating legal costs to decrease during the remainder of 2015 as compared to 2014 since most of our litigation campaigns are in the later stages of development. Our goal is to decrease our overall operating legal expenses by performing more work in-house, which we believe will cost less than outsourcing to external firms. There is no guarantee, however, that an in-house team will be less expensive or more efficient than outsourcing this work. Moreover, as we expand the scope of our monetization efforts, the amount of legal work will increase leading to a concomitant increase in our operating legal costs, regardless of if such work is performed in-house or outsourced.

Amortization of intangibles

	Three months ended March 31,
	2015	2014	Change
Amortization and impairment of intangibles	$804,000	$957,000	$(153,000)

Our intangible assets consist of our patent portfolios, which are amortized over their remaining useful lives (i.e., through the expiration date of the patent). During the three month period ended March 31, 2015, amortization expense related to our intangible assets totaled $804,000, which represents a decrease of $153,000 (or 16.0%) from amortization of intangibles recorded for the three month period ended March 31, 2014. This decrease is attributable to the fact that the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al were fully impaired during the third quarter of 2014. As such, there was less amortization expense during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

General and administrative

	Three months ended March 31,
	2015	2014	Change
General and administrative	$2,998,000	$4,243,000	$(1,245,000)

During the three month period ended March 31, 2015, general and administrative expenses decreased by $1,245,000 (or 29.3%), to $2,998,000, compared to $4,243,000 that was recorded during the three month period ended March 31, 2014. The overall decrease was primarily due to a decrease in stock-based compensation expense of approximately $752,000, resulting mostly from the forfeitures of certain equity awards held by our former Chief Operating Officer during the fourth quarter of 2014 and the first quarter of 2015. Also, the awards associated with the current period expense were valued lower than the awards associated with the prior period expense, mostly due to the decrease in our stock price, which also contributed to the decrease in stock-based compensation expense. In addition, there was a decrease in payroll expense and office administration costs as compared to the prior period.

Non-operating expense, net

	Three months ended March 31,
	2015	2014	Change
Non-operating income (expense), net	$(223,000)	$(1,075,000)	$852,000

During the three month period ended March 31, 2015, we recorded non-operating expense, net, of $223,000 compared to non-operating expense, net, of $1,075,000 during the three month period ended March 31, 2014. Included in non-operating expense, net, for the three month period ended March 31, 2014 is approximately $1,076,000 of expense related to an increase in the fair value of our derivative warrant liabilities. On January 1, 2015, the down-round protection clauses associated with our remaining outstanding derivative warrants expired and, as a result, these warrants no longer meet the criteria for liability classification. As such, the related liabilities were revalued as of January 1, 2015 and the balance was reclassified to equity. There was no change in value of the derivative warrant liabilities between December 31, 2014 and January 1, 2015, and therefore no gain or loss was recorded during the three month period ended March 31, 2015. The current period expense of $223,000 is primarily related to foreign exchanges losses in connection with our deposits with courts.

Loss from discontinued mobile social application operations

	Three months ended March 31,
	2015	2014	Change
Revenue	$-	$37,000	$(37,000)
Operating expenses	-	(266,000)	266,000
Operating loss	-	(229,000)	229,000
Non-operating income	-	20,000	(20,000)
Loss before taxes on income	-	(209,000)	209,000
Income tax expense	-	-	-
Loss from discontinued operations	$-	$(209,000)	$209,000

On February 18, 2014, we executed the sale of our mobile social application business to InfoMedia, receiving eighteen (18) Class B shares of InfoMedia as consideration, which represent an 8.25% ownership interest in InfoMedia. Additionally, our Chief Executive Officer was appointed as a full voting member on InfoMedia’s board of directors and we received a number of customary protective rights. The InfoMedia Class B shares are accounted for as a cost-method investment.

During the three month period ended March 31, 2015, there were no results from discontinued operations since all related activities ceased when the sale was executed.

Liquidity and Capital Resources

As of March 31, 2015, we had a cash balance of $12,239,000. This represents a decrease of $3,784,000 from our cash balance on December 31, 2014, which is mainly due to net cash in operations of approximately $3,502,000 during the quarter ended March 31, 2015. Our average monthly cash spent in operations for the quarters ended March 31, 2015 and 2014 was approximately $1,167,000 and $2,831,000, respectively. The majority of these expenditures during the quarter ended March 31, 2015 consisted of costs related to our litigation campaigns. In our cases against ZTE and ASUS, we incurred costs during the first quarter of 2015 related to the preparation and filing of briefs and other court documents, as well as case preparation and management. A large percentage of these costs were incurred in the UK and the U.S. In civil law jurisdictions, such as Germany, France, Spain, and others, the majority of costs are incurred in the early stages of litigation and we anticipate that the costs in these jurisdictions will be lower in future periods. The overall decrease in our cash balance from expenditures related to our litigation campaigns was partially offset by approximately $1,014,000 that was received for legal fee reimbursements from ZTE related to legal proceedings in the UK.

In addition, we paid approximately $2,682,000 in deposits with courts beginning in the second quarter of 2014 to date, related to our proceedings in Germany, Brazil, Romania and Malaysia. Deposits with courts paid in local currency are remeasured on the balance sheet date based on the related foreign exchange rate on that date. As of March 31, 2015, deposits with courts totaled $2,070,000.

On May 4, 2015, we entered into a securities purchase agreement with certain institutional investors in a registered direct offering of $12,500,000 of Notes and certain warrants to purchase shares of our common stock. On the Closing Date, we issued the Notes, which are convertible into shares of our common stock at $1.00 per share, bear 8% interest and mature in 21 months from the date of issuance, unless earlier converted. In addition, we issued approximately 5.4 million warrants to purchase shares of our common stock, which are exercisable at $1.00 per share and are exercisable for a period of five years. In connection with the issuance of the Notes and warrants, we received net cash proceeds of $12,425,000 on May 5, 2015. Our obligations under the outstanding Notes are secured by a first priority perfected security interest in substantially all of our U.S. assets. In addition, stock of certain of our subsidiaries has been pledged. The outstanding notes contain customary events of default, as well as covenants, which include restrictions on the assumption of new debt by Vringo.

The principal amount of the outstanding Notes will be repaid monthly, and we may make such payments and related interest payments in cash or, subject to certain conditions, in registered shares of our common stock, at its election. If we choose to repay the Notes in shares of its common stock, the shares will be issued at a 15% discount, based on the then-current market price data of our common stock. We may also repay the Notes in advance of the maturity schedule subject to early repayment penalties. As a result of this transaction, our cash balance as of May 5, 2015 is approximately $22,900,000.

Our operating plans include increasing revenue through the licensing of our intellectual property, strategic partnerships, and litigation, when required, which may be resolved through a settlement or collection. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. The majority of our expenditures consist of costs related to our four litigation campaigns. A large percentage of these costs were incurred in the UK, Australia, Germany, Brazil, the Netherlands, and France. In civil law jurisdictions, such as Germany, France, Spain, and others, the majority of costs are incurred in the early stages of litigation. With respect to our litigation in such countries, the respective litigation campaigns are currently in the later stages and therefore we have already incurred the large majority of the related anticipated costs. As such, based on our plans, costs in these jurisdictions are projected to be lower in remainder of 2015 and other future periods.

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

In addition, our plans to continue to expand our planned operations through acquisitions and monetization of additional patents, other intellectual property or operating businesses may be time consuming, complex and costly to consummate. We may utilize many different transaction structures in our acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. Our future ability to raise capital, if necessary, may be limited. Even if we are able to acquire particular patents or other intellectual property assets, there is no guarantee that we will generate sufficient revenue related to those assets to offset the acquisition costs. Therefore, no assurance can be given at this time as to whether we will be able to achieve our objectives or whether we will have the sources of liquidity for follow through with our operating plans.

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

As a result of the events and circumstances described above, including the cash proceeds received in connection with the May 2015 financing transaction and our operating plans, which include paying the principal and interest related to the Notes in shares of our common stock, we believe that we currently have sufficient cash to continue our current operations for at least the next twelve months.

Cash flows

	Three months ended March 31,
	2015	2014	Change
Net cash used in operating activities	$(3,502,000)	$(8,493,000)	$4,991,000
Net cash used in investing activities	$(278,000)	$(72,000)	$(206,000)
Cash provided by financing activities	$-	$2,796,000	$(2,796,000)

Operating activities

During the three month period ended March 31, 2015, net cash used in operating activities totaled $3,502,000 compared to net cash used in operating activities of $8,493,000 during the three month period ended March 31, 2014. The decrease of $4,991,000 was mainly due to the timing and nature of litigation costs described above.

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

Investing activities

During the three month period ended March 31, 2015, net cash used in investing activities totaled $278,000, which represents the deposit we made to a Romanian court to enforce an injunction against ZTE in Romania. During the three month period ended March 31, 2014, net cash used in investing activities totaled $72,000, which relates to the acquisition of fixed assets during that period.

We expect that net cash used in investing activities will increase as we intend to continue to acquire additional intellectual property assets and invest surplus cash, according to our investment policy.

Financing activities

We did not have cash flows related to financing activities during the three month period ended March 31, 2015. During the three month period ended March 31, 2014, cash provided by financing activities totaled $2,796,000, which relates to funds received from the exercises of warrants and stock options in the total amount of $1,265,000 and $1,531,000, respectively.

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

Off-Balance Sheet Arrangements

From October 2012 through the filing date of this Quarterly Report on Form 10-Q, our subsidiaries filed patent infringement lawsuits against the subsidiaries of ZTE Corporation in the UK, France, Germany, Australia, India, Brazil, Malaysia, Romania, and the Netherlands. Should we be deemed the losing party in any of its applications to the court in the UK, we may be held responsible for a portion of the defendant’s legal fees for the relevant application or for the litigation. Pursuant to negotiation with ZTE’s UK subsidiary, as part of standard legal procedures in the UK, we placed two written commitments to ensure the payment of a potential liability by Vringo Infrastructure resulting for the two cases filed in the fourth quarter of 2012 and second quarter of 2013, which the defendants estimated to be approximately $2,900,000 each. With respect to these written commitments, we believe that Vringo’s commitments will be shortly discharged since all claims in the UK cases, other than the remedies for the patent found infringed and valid as amended, have been dismissed. As such, any remaining costs where Vringo was not the “commercial victor” as defined under UK procedural law can be assessed. We believe that the amounts of the written commitments well exceed any costs, to the extent that they are assessed, and anticipate that such costs will not exceed the amount of the estimated liability recorded in our consolidated balance sheet as of March 31, 2015.

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

Contractual Obligations

The following table summarizes our future contractual obligations beginning on April 1, 2015:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$1,876,000	$403,000	$813,000	$660,000	$-
Total	$1,876,000	$403,000	$813,000	$660,000	$-

In July 2012, we signed a rental agreement for our corporate executive office in New York for an annual rental fee of approximately $137,000 (subject to certain adjustments) which was to expire in September 2015. However, in January 2014, we entered into an amended lease agreement with the landlord for a different office space within the same building. The initial annual rental fee for this new office is approximately $403,000 (subject to certain future escalations and adjustments) beginning on August 1, 2014, which was the date when the new office space was available. This lease will expire in October 2019.

Critical Accounting Estimates

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 16, 2015, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

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

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. To minimize risks in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in securities such as commercial paper and money market funds. As of March 31, 2015 and December 31, 2014, our cash was mostly held in money market funds in the amounts of $8,087,000 and $13,085,000, respectively. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Accordingly, a 100 basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a material impact on the value of such money market funds.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2015 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II- OTHER INFORMATION

Item 1. Legal Proceedings.

Search Patents

On September 15, 2011, our wholly-owned subsidiary, I/P Engine, Inc. (“I/P Engine”) initiated litigation in the United States District Court, Eastern District of Virginia, against AOL Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc., and Target Corporation (collectively, the “Defendants”) for infringement of claims of U.S. Patent Nos. 6,314,420 and 6,775,664, which I/P Engine acquired from Lycos, Inc.

Trial commenced on October 16, 2012, and the case was submitted to the jury on November 1, 2012. On November 6, 2012, the jury ruled in favor of I/P Engine and against the Defendants. After upholding the validity of the patents-in-suit, and determining that the asserted claims of the patents were infringed by the defendants, the jury found that reasonable royalty damages should be based on a “running royalty,” and that the running royalty rate should be 3.5%. The jury also awarded I/P Engine a total of approximately $30.5 million. On November 20, 2012, the clerk entered the District Court's final judgment.

On January 3, 2014, the District Court ordered that I/P Engine recover an additional sum of $17.32 million from Defendants for supplemental damages and prejudgment interest. On January 21, 2014, the District Court ruled that Defendants' alleged design-around is “nothing more than a colorable variation of the system adjudged to infringe," and accordingly I/P Engine "is entitled to ongoing royalties as long as Defendants continue to use the modified system.” On January 28, 2014, the District Court ruled that the appropriate ongoing royalty rate for Defendants' continued infringement of the patents-in-suit that “would reasonably compensate [I/P Engine] for giving up [its] right to exclude yet allow an ongoing willful infringer to make a reasonable profit” is a rate of 6.5% of the 20.9% royalty base previously set by the District Court. The Defendants also filed a separate appeal related to these matters.

On August 15, 2014, the Court of Appeals for the Federal Circuit (“Federal Circuit”) held that the claims of the patents-in-suit asserted by the Company against the Defendants are invalid for obviousness. On August 20, 2014, Vringo announced that I/P Engine would seek en banc review of the Federal Circuit's decision.

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

On December 15, 2014, the Federal Circuit denied I/P Engine's petition for rehearing of the case en banc and consequently, we announced that I/P Engine will seek review by the Supreme Court of the United States (“Supreme Court”) of the Federal Circuit's decision. I/P Engine intends to file a petition for a writ of certiorari with the Supreme Court, which requests review of the Federal Circuit’s decision, by the May 14, 2015 deadline.

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

In March 2014, Vringo Infrastructure withdrew its claim to one of the patents included in the first suit, and ZTE withdrew its invalidity counterclaim. Another patent included in the first suit was heard in a trial that commenced on October 28, 2014.

On November 28, 2014, the Court found the patent valid as amended and infringed by ZTE. Following the Court’s ruling, ZTE applied to introduce new prior art and re-argue the validity of the patent; the application was rejected on January 30, 2015. There was no appeal by ZTE of the substantive decision and therefore the decision is final. The parties will submit pleadings on remedies over the next several months. A hearing to determine the scope, timing and course of the remedies phase of the litigation is scheduled for June 2015.

On February 17, 2015, Vringo withdrew its infringement claims against ZTE on three of the four remaining European Patents in suit in the second litigation in the UK. ZTE subsequently withdrew its invalidity counterclaims in respect of these three patents.

On April 10, 2015, Vringo and ZTE reached an agreement in relation to the remaining European Patent in issue (EP (UK) 1 330 933) in the second patent case in the UK in which the parties will withdraw their respective claims and counterclaims.

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

On December 17, 2013, the Court issued its judgment in the second European patent case, finding that ZTE infringed that patent and ordering an accounting and an injunction upon payment of the appropriate bonds. On February 19, 2014, Vringo Germany filed suit in the Mannheim Regional Court seeking enforcement of the accounting ordered and a further order that non-compliance be subject to civil and criminal penalties. On May 5, 2014, we paid a bond of €1,000,000 (approximately $1,085,000 as of March 31, 2015) to the Court in order to enforce the injunction against ZTE. On December 27, 2013, ZTE filed a notice of appeal of the Mannheim Regional Court’s judgment in the second European patent case, and on January 24, 2014, ZTE filed an emergency motion with the Court of Appeals seeking a stay of the judge’s order pending appeal. On February 24, 2014, ZTE’s motion was denied. A hearing in the appeal is scheduled for the third quarter of 2015.

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

ZTE filed nullity suits with respect to the first and second European patents in the Federal Patents Court in Munich, Germany during the second and fourth quarters, respectively, of 2013. Trial in the nullity suit with respect to the first European patent took place on March 4, 2015. The Court indicated that it will present its findings in a written decision, which is likely to be released in the second quarter of 2015. Trial in the nullity suit with respect to the second European patent has been scheduled for the fourth quarter of 2015.

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

China

ZTE has filed 33 reexamination requests of Vringo’s Chinese patents with the Patent Re-Examination Board (“PRB”) of the State Intellectual Property Office of the People’s Republic of China. To date, the PRB has upheld the validity of fourteen of Vringo’s patents, partially upheld the validity of two of Vringo’s patents, and has held that nine of Vringo’s patents are invalid. Vringo has filed appeals on the PRB’s decision on the nine patents that are held invalid. The appeal process is expected to take at least one year. The remaining reexamination requests remain pending, with decisions expected to be rendered on a rolling basis.

On February 21, 2014, ZTE filed a civil complaint against Vringo and Vringo Infrastructure in the Shenzhen Intermediate Court alleging that Vringo violated China’s antimonopoly laws. Vringo received notice of the action on June 26, 2014. Vringo intends to vigorously contest all aspects of this action in the appropriate manner. On July 28, 2014, Vringo filed a motion to have this complaint dismissed due to lack of jurisdiction. On August 6, 2014, the Court dismissed this motion. Vringo filed an appeal of the dismissal, which was denied by the Court. The Court has scheduled a hearing on May 29, 2015 for the parties to submit any evidence on which they intend to rely. The Court has further scheduled a hearing on June 1, 2015 for the parties to argue their positions. It is not yet clear whether the Court will schedule additional evidentiary hearings and/or argument or how long it will take for the Court to rule after all evidence and argument have been submitted by the parties. Vringo anticipates that the Court will render a decision no earlier than the third quarter of 2015.

France

On March 29, 2013, Vringo Infrastructure filed a patent infringement lawsuit in France in the Tribunal de Grande Instance de Paris, alleging infringement of the French part of two European patents. Vringo Infrastructure filed the lawsuit based on particular information uncovered during a seizure to obtain evidence of infringement, known as a saisie-contrefaçon, which was executed at two of ZTE's facilities in France. The oral hearing in relation to liability and injunctive relief for these patents was held on April 13, 2015 before the 3rd division of the 3rd chamber of the Tribunal de Grande Instance de Paris (specializing in IP matters). We anticipate that the Court will render a decision in the third quarter of 2015.

Australia

On June 11, 2013, Vringo Infrastructure filed a patent infringement lawsuit in the Federal Court of Australia in the New South Wales registry, alleging infringement by ZTE of two Australian patents. In March 2015, the Court granted Vringo’s request to join ZTE as a party to the action. We currently anticipate that the Court will set a trial date in 2015.

Spain

On September 6, 2013, Vringo Infrastructure filed a preliminary inquiry order against ZTE in the Commercial Court of Madrid, Spain, requiring ZTE to provide discovery relating to alleged infringement of a patent which is the Spanish counter-part of the second European patent filed in Germany.  In light of ZTE’s non-responsiveness to the order, on March 24, 2014 the Court granted our request to seek discovery of four of ZTE’s Spanish customers. We have received responses from all four customers. On July 31, 2014, ZTE filed a nullity suit in the Commercial Court of Madrid seeking to invalidate two of the Spanish counter-parts of Vringo’s European patents, including the patent found valid as amended and infringed in the UK.

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

Brazil

On April 14, 2014, Vringo Infrastructure filed a patent infringement lawsuit assigned to the 5th Trial Court of Rio de Janeiro State Court in Brazil, alleging infringement of a Brazilian patent related to 3G/4G/LTE infrastructure. This is the Brazilian counterpart to the patent found to be valid as amended and infringed in the UK. On April 15, 2014, the court granted an ex-parte preliminary injunction restraining ZTE from manufacturing, using, offering for sale, selling, installing, testing, or importing such infrastructure equipment, subject to a fine. The Company posted a bond of approximately R$ 2,020,000 (approximately $621,000 as of March 31, 2015) with the court on April 17, 2014 as a surety against the truth of the allegations contained in the complaint. ZTE has filed numerous appeals against the injunction since, all of which have been rejected.

On July 17, 2014, ZTE filed a nullity suit in the Federal district court in Rio de Janiero, Brazil, against both Vringo and the Brazilian patent office, seeking to invalidate Vringo’s Brazilian patent. The Brazilian patent office answered the complaint, supporting the validity of the patent and requesting the dismissal of the complaint. A schedule for the remainder of this matter has not yet been set.

In April 2015, ZTE filed a second suit in the Federal district court in Rio de Janeiro, against Vringo and the Brazilian patent office, seeking to prevent Vringo from enforcing the injunction issued in the state court. A schedule for this matter has not yet been set.

Malaysia

On June 23, 2014, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the High Court of Malaya at Kuala Lumpur. The Court is expected to hear the case in the fourth quarter of 2015.

Romania

On June 23, 2014, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the Bucharest Tribunal Civil Section. On July 1, 2014, the court granted an ex-parte preliminary injunction, ordering ZTE to cease any importation, exportation, introduction on the market, offer for sale, storage, sale, trade, distribution, promotion, or any other business activity regarding the infringing product. ZTE appealed the injunction and, on October 10, 2014, the Bucharest Court of Appeal suspended enforcement of the injunction in light of ZTE’s allegations that it was immediately subject to approximately €31,500,000 in contract losses, pending the outcome of the appeal. On January 8, 2015, the Court rejected ZTE’s appeal, and reinstated the injunction with immediate effect. The Court ordered Vringo to pay a bond of approximately €243,000 in order to continue to enforce the injunction. On February 4, 2015, the Court rejected ZTE’s request for the Court to order Vringo to pay an increased bond of €40,000,000, in a final decision that may not be appealed. Vringo paid the €243,000 bond on February 11, 2015 (approximately $264,000 as of March 31, 2015).

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

United States

On July 2, 2014, Vringo filed suit in the United States District Court for the Southern District of New York seeking a temporary restraining order and preliminary and permanent injunctions against ZTE, enjoining ZTE’s use of prohibited materials captured under NDA, including but not limited to ZTE’s use of such materials in its antitrust lawsuit in China against Vringo and Vringo Infrastructure. On July 7, 2014, the court granted a temporary restraining order against ZTE’s use of such material. On July 23, 2014, ZTE filed a counterclaim against Vringo. On July 24, 2014, the Court held a hearing on Vringo’s motion for a preliminary injunction against ZTE. A ruling on this motion is pending. On October 2, 2014, Vringo filed a motion for judgment on the pleadings, similar to a motion for summary judgment, asking the court to render a judgment on Vringo’s cause of action based solely on the pleadings of the parties. On April 6, 2015, the Court granted Vringo’s motion in part, holding that ZTE breached the NDA.

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

D-Link

We entered into a confidential agreement with D-Link, effective March 10, 2015, that resolved all litigation pending between the parties.

Other Legal Matters

On January 13, 2015, Vringo Infrastructure received a Request for Assistance in Investigation from the National Development and Reform Commission of the People’s Republic of China.

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

As of April 24, 2015 we had 17,402,654 warrants outstanding which can be exercised for 17,402,654 shares of common stock and incentive equity instruments outstanding to purchase 9,878,909 shares of our common stock granted to our management, employees, directors and consultants. Substantially all of these aforementioned outstanding equity instruments are currently “out of the money” and therefore our ability to raise capital through the exercise of these outstanding instruments are significantly limited.

There is substantial doubt concerning our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses in the operations of our business and have been dependent on funding our operations through the issuance and sale of equity securities. These circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2014, KPMG LLP, our independent registered public accounting firm, issued a report dated March 16, 2015, stating its opinion that our recurring losses from operations, negative cash flows from operating activities, and potential insufficiency of cash or available sources of liquidity to support our current operating requirements raise substantial doubt as to our ability to continue as a going concern. Investors in our securities should review carefully the report of KPMG LLP, which is included in our Annual Report on Form 10-K for the year ended December 31, 2014. Management’s plans include increasing revenue through the licensing of our intellectual property, strategic partnerships, and litigation, when required, which may be resolved through a settlement or collection. We also intend to continue to expand our planned operations through acquisitions and monetization of additional patents, other intellectual property or operating businesses. However, no assurance can be given at this time as to whether we will be able to achieve these objectives or whether we will have the sources of liquidity for follow through with these plans.

The exercise of a substantial number of warrants or options by our security holders may have an adverse effect on the market price of our common stock.

Should our warrants outstanding as of April 24, 2015 be exercised, there would be an additional 17,402,654 shares of common stock eligible for trading in the public market. The incentive equity instruments currently outstanding to purchase 9,878,909 shares of our common stock granted to our management, employees, directors and consultants are subject to acceleration of vesting of 75% and 100% (according to the agreement signed with each grantee), upon a subsequent change of control. Such securities, if exercised, will increase the number of issued and outstanding shares of our common stock. Therefore, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants and options could have an adverse effect on the market price for our securities and/or on our ability to obtain future financing.

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

In any of our applications to the Court in the UK ZTE litigation or for the entire UK ZTE litigation, we may be held responsible for a substantial percentage of the defendant’s legal fees for the relevant application or for the litigation. These fees may be substantial. Pursuant to negotiation with ZTE’s UK subsidiary, we placed two written commitments, in November 2012 and May 2013, to ensure payment should a liability by Vringo Infrastructure arise as a result of the two cases we filed. To date, ZTE has asserted that its anticipated fees in defending the UK litigation may be approximately $5,800,000. With respect to the first filed UK case, all claims other than the remedies for the patent found infringed and valid as amended have been dismissed. With respect to the second filed case, all claims have been dismissed as well. As such, any remaining costs where Vringo was not the “commercial victor” as defined under UK procedural law can be assessed. We believe that the amounts of the written commitments well exceed any costs, to the extent that they are assessed, and anticipate that such costs will not exceed the amount of the estimated liability recorded in our consolidated balance sheet as of March 31, 2015.

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

In Germany, should the court order an injunction, for it to be enforced, we will have to pay a security based on the relevant statutory rate. In our litigations against ZTE and ASUS the statutory rate is approximately $1,400,000 for each patent asserted. We have already deposited a bond of €1,000,000 on May 5, 2014 (approximately $1,085,000 as of March 31, 2015) in one of our cases. The statutory rate is only loosely correlated to any actual harm the defendant may suffer from an injunction. The district court judge is entitled to increase the amount of the security. Generally, the courts take the value in dispute as the amount payable as security. Should the injunction be successfully overturned on appeal, we may be obligated to compensate the defendant for any damages allegedly suffered as a result of the enforcement of the injunction, which would be ascertained through separate damages proceedings. Should the judgment which granted the injunction be affirmed on appeal, however, the amount paid as security would be returnable to us in full.

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

In Brazil, as a condition of the relief requested, we deposited R$2,020,000 (approximately $621,000 as of March 31, 2015) as a surety against the truth of the allegations contained in the complaint. Unless ZTE is the prevailing party and proves that actual material damages were suffered while the requested relief was in place, the funds are returnable at the end of the litigation.

In Romania, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the Bucharest Tribunal Civil Section on June 23, 2014 and the Court granted an ex-parte preliminary injunction, ordering ZTE to cease any importation, exportation, introduction on the market, offer for sale, storage, sale, trade, distribution, promotion, or any other business activity regarding the infringing product. The Company deposited a bond of €243,000 on February 11, 2015 (approximately $264,000 as of March 31, 2015) with the Court in order to continue to enforce the injunction.

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

Our common stock is listed for trading on the NASDAQ Capital Market (“NASDAQ”). We must satisfy NASDAQ’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available.

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

As of April 24, 2015, we had 93,571,042 shares of common stock issued and outstanding, excluding shares of common stock issuable upon exercise of warrants, options or restricted stock units. As shares saleable under Rule 144 are sold or as restrictions on resale lapse, the market price of our common stock could drop significantly, if the holders of restricted shares sell them, or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Securities Purchase Agreement, dated May 4, 2015, between Vringo, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

10.2	Form of Notes (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

10.3	Form of Warrants (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

10.4	Form of Base Indenture between Vringo, Inc. and Computershare Trust Company, N.A (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

10.5	Form of First Supplemental Indenture (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

10.6	Form of Security Agreement in favor of Iroquois Master Fund Ltd. as collateral agent (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of May 2015.

VRINGO, INC.

By:	/s/ ANASTASIA NYRKOVSKAYA
Anastasia Nyrkovskaya
Chief Financial Officer
(Principal Financial Officer)

