Form 10-Q
period 2015-06-30
Vringo Inc
filed 2015-08-04
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015, 99,377,749 shares of the registrant’s common stock were outstanding.

VRINGO, INC.

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Vringo, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2015 (Unaudited)	December 31, 2014
Current assets
Cash and cash equivalents	$20,227	$16,023
Deposits with courts	2,117	2,067
Other current assets	80	510
Total current assets	22,424	18,600

Intangible assets, net	16,008	17,625
Other assets	1,186	1,210
Total assets	$39,618	$37,435

Current liabilities
Accounts payable and accrued expenses	$7,223	$4,732
Senior secured convertible notes, net	8,111	—
Conversion feature	719	—
Total current liabilities	16,053	4,732

Long-term liabilities
Senior secured convertible notes, net	451	—
Conversion feature	40	—
Derivative warrant liabilities	1,507	174
Other liabilities	1,171	1,349

Commitments and contingencies (Note 10)

Stockholders’ equity
Series A Convertible Preferred stock, $0.01 par value per share; 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share 150,000,000 authorized; 95,946,672 and 93,404,895 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	959	934
Additional paid-in capital	220,627	215,951
Accumulated deficit	(201,190)	(185,705)

Total stockholders’ equity	20,396	31,180

Total liabilities and stockholders’ equity	$39,618	$37,435

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$—	$800	$150	$1,050

Costs and Expenses*
Operating legal costs	5,464	5,982	8,565	10,857
Amortization of intangibles	813	968	1,617	1,925
General and administrative	2,298	4,203	5,296	8,446
Total operating expenses	8,575	11,153	15,478	21,228
Operating loss from continuing operations	(8,575)	(10,353)	(15,328)	(20,178)
Non-operating income (expense), net	46	21	(177)	22
Gain (loss) on revaluation of warrants and conversion feature	695	348	695	(728)
Interest expense	(465)	—	(465)	—
Extinguishment of debt	(210)	—	(210)	—
Issuance of warrants	—	(65)	—	(65)
Loss from continuing operations before income taxes	(8,509)	(10,049)	(15,485)	(20,949)
Income tax expense	—	—	—	—
Loss from continuing operations	(8,509)	(10,049)	(15,485)	(20,949)
Loss from discontinued operations before income taxes*	—	—	—	(209)
Income tax expense	—	—	—	—
Loss from discontinued operations	—	—	—	(209)
Net loss	$(8,509)	$(10,049)	$(15,485)	$(21,158)
Loss per share:
Basic
Loss per share from continuing operations	$(0.09)	$(0.12)	$(0.16)	$(0.24)
Loss per share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Total net loss per share	$(0.09)	$(0.12)	$(0.16)	$(0.24)
Diluted
Loss per share from continuing operations	$(0.09)	$(0.12)	$(0.16)	$(0.24)
Loss per share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Total net loss per share	$(0.09)	$(0.12)	$(0.16)	$(0.24)
Weighted-average number of shares outstanding during the period:
Basic	94,691,624	87,210,483	94,051,814	86,337,006
Diluted	94,691,624	88,515,948	94,051,814	86,337,006
* Includes stock-based compensation expense, as follows:
Operating legal costs	$183	$385	$501	$728
General and administrative	1,070	2,633	2,624	4,939
Discontinued operations	—	—	—	151
	$1,253	$3,018	$3,125	$5,818

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2014	$934	$215,951	$(185,705)	$31,180
Vesting of restricted stock units (“RSUs”)	2	(2)	—	—
Reclassification of derivative Reload Warrants and Series 1 Warrants to equity warrants	—	175	—	175
Issuance of common stock	23	1,378		1,401
Stock-based compensation	—	3,125	—	3,125
Net loss for the period	—	—	(15,485)	(15,485)
Balance as of June 30, 2015	$959	$220,627	$(201,190)	$20,396

	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2013	$845	$189,465	$(76,028)	$114,282
Exercise of stock options and vesting of RSUs	16	2,144	—	2,160
Issuance of warrants	—	65	—	65
Exercise of warrants	64	12,935	—	12,999
Stock-based compensation	—	5,818	—	5,818
Net loss for the period	—	—	(21,158)	(21,158)
Balance as of June 30, 2014	$925	$210,427	$(97,186)	$114,166

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(15,485)	$(21,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Items not affecting cash flows
Depreciation and amortization	1,838	2,139
Amortization of debt discount	289	—
Amortization of debt issuance costs	21	—
Stock-based compensation	3,125	5,818
Issuance of warrants	—	65
Extinguishment of debt	210	—
Change in fair value of warrants and conversion feature	(695)	728
Exchange rate loss (gain)	187	(35)
Changes in current assets and liabilities
Decrease in other current assets	429	231
Increase (decrease) in payables and accruals	2,368	(743)
Net cash used in operating activities	(7,713)	(12,955)
Cash flows from investing activities
Acquisition of property and equipment	—	(145)
Increase in deposits	(287)	(2,304)
Net cash used in investing activities	(287)	(2,449)
Cash flows from financing activities
Exercise of stock options	—	2,160
Exercise of warrants	—	11,292
Net proceeds from senior secured convertible notes and warrants	12,425	—
Debt issuance costs	(218)	—
Net cash provided by financing activities	12,207	13,452

Effect of exchange rate changes on cash and cash equivalents	(3)	20
Increase (decrease) in cash and cash equivalents	4,204	(1,932)
Cash and cash equivalents at beginning of period	16,023	33,586
Cash and cash equivalents at end of period	$20,227	$31,654

Non-cash investing and financing transactions
Non-cash acquisition of cost method investment	—	787
Conversion of derivative warrants into common stock	—	1,707
Issuance of common stock to repay $1,191 of debt	1,401	—
Change in classification of derivative warrants to equity warrants	175	—
Debt discount	2,961	—

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

Infrastructure Patents

The Company’s infrastructure patents are primarily made up of a patent portfolio purchased from Nokia Corporation (“Nokia”) in 2012. This patent portfolio is comprised of 124 patent families with counterparts in certain jurisdictions world-wide and encompass technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. Declarations were filed by Nokia indicating that 31 of the 124 patent families acquired may be essential to wireless communications standards. The Company also owns other acquired infrastructure patent portfolios and has filed over 60 internally developed patent applications. As one of the means of realizing the value of the patents on telecom infrastructure, the Company has filed a number of suits against ZTE Corporation (“ZTE”), ASUSTeK Computer Inc. (“ASUS”), and certain of their subsidiaries, affiliates and other companies in the United States, European jurisdictions, India, Australia, Brazil, and Malaysia alleging infringement of certain U.S., European, Indian, Australian, Brazilian, and Malaysian patents. In response, ZTE Corporation or its affiliates have filed a number of counterclaims and other responsive cases in various countries such as the United States, certain European jurisdictions, the People’s Republic of China and others.

To date, in connection with the suits filed against ZTE, Vringo patents have been found to be infringed in the United Kingdom (“UK”) and Germany, and preliminary relief has been granted in India, Brazil, Romania, and the Netherlands. Separately, Vringo has entered into settlement and license agreements with ADT, Tyco, D-Link, and Belkin.

Search Patents

On September 15, 2011, the Company’s wholly-owned subsidiary, I/P Engine, Inc. (“I/P Engine”), initiated litigation against AOL Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc., and Target Corporation (collectively, the “Defendants”) for infringement of claims of certain of its owned patents. Trial commenced during 2012, and, on November 6, 2012, the jury ruled in favor of I/P Engine and against the Defendants. After upholding the validity of the patents-in-suit, and determining that the asserted claims of the patents were infringed by the Defendants, the jury found that reasonable royalty damages should be based on a “running royalty,” and that the running royalty rate should be 3.5%. The jury also awarded I/P Engine a total of approximately $30,500. In January 2014, the United States District Court, Eastern District of Virginia (the “District Court”) ordered that I/P Engine recover an additional sum of $17,320 from the Defendants for supplemental damages and prejudgment interest. Further, the District Court ruled that the appropriate ongoing royalty rate for Defendants' continued infringement of the patents-in-suit is a rate of 6.5% of the 20.9% royalty base previously set by the District Court. These rulings were appealed by the Defendants and the oral argument was heard before the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) on May 6, 2014.

On August 15, 2014, the Federal Circuit reversed the judgment of the District Court by holding that the claims of the patents-in-suit asserted by the Company against the Defendants are invalid for obviousness. The Company filed a petition with the Federal Circuit on October 15, 2014 seeking en banc review of the decision. On October 20, 2014, the Federal Circuit invited the defendants/appellants to respond to the petition. On December 15, 2014, the Federal Circuit denied I/P Engine's petition for rehearing of the case en banc and consequently, the Company announced that I/P Engine will seek review by the Supreme Court of the United States (“Supreme Court”) of the Federal Circuit’s decision. On May 14, 2015, I/P Engine filed a petition for a writ of certiorari with the Supreme Court, which requests review of the Federal Circuit’s decision.

Financial condition

As of June 30, 2015, the Company had a cash balance of $20,227. The Company’s average monthly cash spent in operations for the six month periods ended June 30, 2015 and 2014 was approximately $1,285 and $2,159, respectively. In addition, the Company holds $2,117 in deposits with courts related to proceedings in Germany, Brazil, Romania, and Malaysia. As of June 30, 2015 and December 31, 2014, the Company’s total stockholders' equity was $20,396 and $31,180, respectively. The decrease in stockholders’ equity since December 31, 2014 is mainly due to the operating loss during the six month period ended June 30, 2015.

On May 4, 2015 (the “Closing Date”), the Company entered into a securities purchase agreement with certain institutional investors in a registered direct offering of $12,500 of Senior Secured Convertible Notes (the “Notes”) and warrants to purchase up to 5,375,000 shares of the Company’s common stock. On the Closing Date, the Company issued the Notes, which are convertible into shares of the Company’s common stock at $1.00 per share, bear 8% interest and mature in 21 months from the date of issuance, unless earlier converted. In addition, the Company issued 5,375,000 warrants to purchase shares of the Company’s common stock, which are exercisable at $1.00 per share and are exercisable for a period of five years. In connection with the issuance of the Notes and warrants, the Company received net cash proceeds of $12,425 on May 5, 2015. The Company’s obligations under the outstanding Notes are secured by a first priority perfected security interest in substantially all of the Company’s U.S. assets. In addition, stock of certain subsidiaries of the Company has been pledged. The outstanding Notes contain customary events of default, as well as covenants which include restrictions on the assumption of new debt by the Company.

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

The Company’s operating plans include efforts to increase revenue through the licensing of its intellectual property, strategic partnerships, and litigation, when required, which may be resolved through a settlement or collection. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. The majority of the Company’s expenditures consist of costs related to the Company’s litigation campaigns. In the cases against ZTE and ASUS, the Company incurred costs during the first half of 2015 related to the preparation and filing of briefs and other court documents, as well as case preparation and management. A large percentage of these costs were incurred in the UK and the U.S. In civil law jurisdictions, such as Germany, France, Spain, and others, the majority of costs are incurred in the early stages of litigation. With respect to the Company’s litigation in such countries, the respective campaigns are currently in the later stages and therefore the Company has already incurred the large majority of the related anticipated costs. As such, based on the Company’s plans, costs in these jurisdictions are projected to be lower in the remainder of 2015 and other future periods.

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

In addition, until the Company generates sufficient revenue, the Company may need to raise additional funds, which may be achieved through the issuance of additional equity or debt, or through loans from financial institutions. There can be no assurance, however, that any such opportunities will materialize. The Company may also be able to raise additional funds through the exercise of its outstanding warrants and options, however, substantially all of such outstanding equity instruments are currently “out of the money.”

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

Note 2. Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2014. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the SEC. Such adjustments are of a normal, recurring nature. The results of operations for the three month and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(c) Translation into U.S. dollars

The Company conducts certain transactions in foreign currencies, which are recorded at the exchange rate as of the transaction date. All exchange gains and losses occurring from the re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected as non-operating income or expense in the consolidated statements of operations.

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

(e) Derivative instruments

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets at their respective fair values. The Company's derivative instruments have been recorded as liabilities at fair value, and are revalued at each reporting date, with changes in the fair value of the instruments included in the consolidated statements of operations as non-operating income (expense). The Company reviews the terms of features embedded in non-derivative instruments to determine if such features require bifurcation and separate accounting as derivative financial instruments. Equity–linked derivative instruments are evaluated in accordance with FASB Accounting Standard Codification 815-40, Contracts in an Entity’s Own Equity to determine if such instruments are indexed to the Company’s own stock and qualify for classification in equity.

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

(h) Operating legal costs

Operating legal costs mainly include expenses incurred in connection with the Company’s patent licensing and enforcement activities, patent-related legal expenses paid to external patent counsel (including contingent legal fees), licensing and enforcement related research, consulting and other expenses paid to third parties, as well as related internal payroll expenses and stock-based compensation. In addition, amounts received by the Company for reimbursements of legal fees in connection with its litigation campaigns are recorded in Operating legal costs as an offset to legal expense.

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

(j) Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity's revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance was amended in July 2015 and is effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

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

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. The new standard clarifies how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and early adoption is permitted. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the corresponding debt liability, consistent with debt discounts.  The new standard does not change the amortization of debt issuance costs, which are reported as interest expense in the consolidated statements of operations.   This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

(k) Reclassification

Certain balances have been reclassified to conform to presentation requirements.

Note 3. Intangible Assets

The following table provides information regarding the Company’s intangible assets, which consist of its patents:

	June 30, 2015	December 31, 2014	Weighted average amortization period (years)
Patents	$28,213	$28,213	8.9
Less: accumulated amortization and impairment	(12,205)	(10,588)
	$16,008	$17,625

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

The Company’s patents are amortized over their expected useful lives (i.e., through the expiration date of the patent). During the three and six month periods ended June 30, 2015, the Company recorded amortization expense of $813 and $1,617, respectively, related to its patents. During the three and six month periods ended June 30, 2014, the Company recorded amortization expense of $968 and $1,925, respectively, related to its patents.

During the third quarter of 2014, the Company determined that there were impairment indicators related to certain of its patents. A significant factor that was considered when making this determination included the announcement of the Federal Circuit’s decision on August 15, 2014. The Company concluded that this factor was deemed a “triggering” event requiring that the related patent assets be tested for impairment during the third quarter of 2014. In performing this impairment test, the Company determined that the patent portfolio containing the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al, which represents an asset group, was subject to impairment testing. In the first step of the impairment test, the Company utilized its projections of future undiscounted cash flows based on the Company’s existing plans for the patents. As a result, it was determined that the Company’s projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, the Company performed the second step of the impairment test to measure the potential impairment by calculating the asset group’s fair value. This resulted in an impairment of $1,355 during the third quarter of 2014, related to the asset group, which represents the difference between the fair value and the carrying value of the asset group. There were no impairment charges related to the Company’s patents during the six month periods ended June 30, 2015 and 2014.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic Numerator:
Loss from continuing operations attributable to shares of common stock	$(8,509)	$(10,049)	$(15,485)	$(20,949)
Loss from discontinued operations attributable to shares of common stock	—	—	$—	$(209)
Net loss attributable to shares of common stock	$(8,509)	$(10,049)	$(15,485)	$(21,158)
Basic Denominator:
Weighted average number of shares of common stock outstanding during the period	94,691,624	87,210,483	94,051,814	86,337,006
Basic common stock shares outstanding	94,691,624	87,210,483	94,051,814	86,337,006
Basic loss per common stock share from continuing operations	$(0.09)	$(0.12)	$(0.16)	$(0.24)
Basic loss per common stock share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Basic net loss per common stock share	$(0.09)	$(0.12)	$(0.16)	$(0.24)

Diluted Numerator:
Net loss from continuing operations attributable to shares of common stock	$(8,509)	$(10,049)	$(15,485)	$(20,949)
Increase in net loss attributable to derivative warrants	—	(348)	—	—
Diluted net loss from continuing operations attributable to shares of common stock	(8,509)	(10,397)	(15,485)	(20,949)
Diluted net loss from discontinued operations attributable to shares of common stock	—	—	—	(209)
Diluted net loss attributable to shares of common stock	$(8,509)	$(10,397)	$(15,485)	$(21,158)

Diluted Denominator:
Basic common stock shares outstanding	94,691,624	87,210,483	94,051,814	86,337,006
Weighted average number of derivative warrants outstanding during the period	—	1,305,465	—	—
Diluted common stock shares outstanding	94,691,624	88,515,948	94,051,814	86,337,006
Diluted loss per common stock share from continuing operations	$(0.09)	$(0.12)	$(0.16)	$(0.24)
Diluted loss per common stock share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Diluted net loss per common stock share	$(0.09)	$(0.12)	$(0.16)	$(0.24)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options to purchase an equal number of shares of common stock of the Company	8,880,469	10,102,094	8,880,469	10,102,094
Unvested RSUs to issue an equal number of shares of common stock of the Company	609,898	1,657,890	609,898	1,657,890
Warrants to purchase an equal number of shares of common stock of the Company	9,566,795	15,801,923	9,566,795	17,423,851
Conversion feature of Senior Secured Notes	12,500,000	—	12,500,000	—
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share	31,557,162	27,561,907	31,557,162	29,183,835

Note 5. Discontinued Operations

On February 18, 2014, the Company executed the sale of its mobile social application business to InfoMedia. As consideration for the assets and agreements related to the Company’s mobile social application business, the Company received 18 Class B shares of InfoMedia, which represent an 8.25% ownership interest in InfoMedia. Additionally, the Company’s Chief Executive Officer was appointed as a full voting member on InfoMedia’s board of directors and the Company received a number of customary protective rights. The InfoMedia Class B shares are accounted for as a cost-method investment at the carrying amount of $787 and are included in Other assets in the consolidated balance sheets as of June 30, 2015 and December 31, 2014. During the six month period ended June 30, 2015, there were no events or changes in circumstances that would indicate that the carrying amount of this investment may no longer be recoverable.

In connection with the sale of its mobile social application business, the Company is required to present the results of the Company’s mobile social application business as discontinued operations in the consolidated statements of operations. The following table represents the components of operating results from discontinued operations for the six month period ended June 30, 2014, as presented in the consolidated statements of operations:

Revenue	$37
Operating expenses	(266)
Operating loss	(229)

Non-operating income	20
Loss before taxes on income	(209)
Income tax expense	-
Loss from discontinued operations	$(209)

Note 6. Senior Secured Convertible Notes

On May 4, 2015 (the “Closing Date”), the Company entered into a securities purchase agreement with certain institutional investors in a registered direct offering of $12,500 of Senior Secured Convertible Notes (the “Notes”) and warrants to purchase 5,375,000 shares of the Company’s common stock. On the Closing Date, the Company issued the Notes, which are convertible into shares of the Company’s common stock at $1.00 per share, bear 8% interest and mature in 21 months from the date of issuance, unless earlier converted. In addition, the Company issued 5,375,000 warrants to purchase shares of the Company’s common stock, which are exercisable at $1.00 per share and are exercisable for a period of five years, beginning on the six month and one day anniversary of their date of issuance. In connection with the issuance of the Notes and warrants, the Company received net cash proceeds of $12,425 on May 5, 2015. The Company also incurred third party costs directly associated with the issuance of Notes of $218, which are capitalized as debt issuance costs and included in Other assets, and are amortized over the term of the Note. The Company’s obligations under the outstanding Notes are secured by a first priority perfected security interest in substantially all of the Company’s U.S. assets. In addition, stock of certain subsidiaries of the Company has been pledged. The outstanding Notes contain customary events of default, as well as covenants which include restrictions on the assumption of new debt by the Company. As of June 30, 2015, all covenants were met and there were no events of default.

The principal amount of the outstanding Notes will be repaid monthly, and the Company may make such payments and related interest payments in cash or, subject to certain conditions, in registered shares of the Company’s common stock, at its election. On each of the principal installment dates, the Company’s scheduled principal amortization payment will be an amount equal to $595. If the Company chooses to repay the Notes in shares of its common stock, the shares will be issued at a 15% discount, based on the then-current market price data of the Company’s common stock. The Company may also repay the Notes in advance of the maturity schedule subject to early repayment penalties. The holders of the Notes may accelerate up to six principal installment payments on each of the principal installment dates. The Company may choose to settle such amounts in cash or shares issued at a 15% discount, based on the then-current market price data of the Company’s common stock. Further, the Notes contain provisions that under certain events of default, as defined in the agreement, the amount owed could increase by amounts ranging from 115% to 120% of the face value depending on when the event occurred, and additionally, the interest rates would increase to 16.5% per annum upon the occurrence and continuance of an event of default. In addition, the Company may choose to repay the Notes early at a premium ranging from 115% to 120% of the face value depending on when the election is made.

The 8% interest will be paid quarterly, starting July 1, 2015, and the Company may make such payments in cash or registered shares of the Company’s common stock, at its election. If the Company chooses to repay the Notes in shares of its common stock, the shares for the payment of interest will be issued at the then-current market price of the Company’s common stock.

Upon issuance of the Notes on May 4, 2015, the Company recorded the following as of June 30, 2015:

Net cash proceeds from the Notes ($12,500 less investors issuance costs of $75)	$12,425
Debt Discount:
May 2015 Warrants	1,717
Conversion feature	1,244
2,961
Net Total – May 4, 2015	9,464
Debt discount amortization	289
Debt repayments	(1,191)
Net Total – June 30, 2015	8,562
Short-term portion	8,111
Long-term portion	451

The debt discount is attributable to the value of the separately accounted for Conversion feature and May 2015 Warrants issued in connection with the financing. The embedded Conversion feature derivatives relate to the conversion option, redemption in case of an event of default, and redemption in the case of a change in control features of the Notes. The embedded derivatives were evaluated under ASC topic 815-15, were bifurcated from the debt host, and were classified as liabilities in the consolidated balance sheet. The debt discount is amortized using the effective interest method over the term of the Notes. For the three and six months ended June 30, 2015, the Company recorded $289 of debt discount amortization included in interest expense on the consolidated statements of operations. In addition, the Company recorded $21 amortization of debt issuance costs included in interest expense and recorded an interest accrual of $155 included in Accounts payable and accrued expenses as of June 30, 2015.

During the three months ended June 30, 2015, the Company made principal payments in the aggregate amount of $1,191. The Company elected to make these principal payments in shares of the Company’s common stock, which are issued at a 15% discount to the market price. As such, the Company issued 2,300,000 shares in lieu of principal payments and recorded $210 as extinguishment of debt expense on the consolidated statements of operations. Subsequent to June 30, 2015, the Company made additional principal payments in the aggregate amount of $1,524 and an interest payment of $155 in shares of common stock, the latter of which had been accrued as of June 30, 2015.

See Note 7 and 8 for further detail on the fair value of the May 2015 Warrants and Conversion feature.

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

The following table presents the placement in the fair value hierarchy of liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
June 30, 2015:
May 2015 Warrants	$1,507	$—	$—	$1,507
Conversion feature	$759	$—	$—	$759

December 31, 2014:
Conversion Warrants, the derivative Reload Warrants and the derivative Series 1 Warrants	$175	$—	$—	$175

The Company measures its derivative liabilities at fair value. The Conversion Warrants, the derivative Reload Warrants and the derivative Series 1 Warrants were classified within Level 3 because they were valued using the Black-Scholes-Merton and the Monte-Carlo models, as these warrants included down-round protection clauses, which utilize significant inputs that are unobservable in the market. On January 1, 2015, the down-round protection clauses associated with all of the Company’s outstanding derivative warrants expired and, as a result, these warrants no longer meet the criteria for liability classification. As such, the related liabilities were revalued as of January 1, 2015 and the balance of $175, which was comprised of long-term derivative liability warrants of $174 and short-term derivative liability warrants of $1, was reclassified to equity.

The May 2015 Warrants were classified within Level 3 because they were valued using the Black-Sholes-Merton model, which utilizes significant inputs that are unobservable in the market. They are recorded as derivative liability warrants as they are freestanding instruments and there are several features within the warrants that may require the Company to cash settle or partially cash settle. In particular, the Company may have to cash settle, partially cash settle, or make cash payments to the holders including cash settlement upon exercise when insufficient shares are authorized to be issued, and that the Company is obligated to issue registered shares when the warrants are exercised. The derivative liability is initially measured at fair value and marked to market at each balance sheet date.

The Conversion feature was classified within Level 3 because it was valued using the Monte-Carlo model, which utilizes significant inputs that are unobservable in the market. The embedded Conversion feature derivatives relate to the conversion option, redemption in case of an event of default, and redemption in the case of a change in control features of the Notes. The Conversion feature was separated from the host debt contract and accounted for as a derivative instrument because the feature is not clearly and closely related to the debt host and a separate instrument with the same terms as the embedded derivative would be a derivative instrument.

In addition to the above, the Company’s financial instruments as of June 30, 2015 and December 31, 2014 consisted of cash, cash equivalents, receivables, accounts payable and deposits. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) during the six month period ended June 30, 2015:

	Conversion Warrants, the derivative Reload Warrants and the derivative Series 1 Warrants	May 2015 Warrants	Conversion feature
December 31, 2014	$175	$—	$—
Reclassification of derivative Reload Warrants and Series 1 Warrants to equity warrants	(175)	—	—
Issuance of Notes and derivative warrants on May 4, 2015	—	1,717	1,244
Gain on revaluation of warrants and conversion feature	—	(210)	(485)
June 30, 2015	—	1,507	759

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities falls within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

December 31, 2014:

Description	Valuation technique	Unobservable inputs	Range
Conversion Warrants, derivative Reload Warrants and	Black-Scholes-Merton and the	Volatility	56.55% - 77.06%
derivative Series 1 Warrants	Monte-Carlo models	Risk free interest rate	0.13% - 0.87%
		Expected term, in years	0.48 - 2.55
		Dividend yield	0%

June 30, 2015:

Description	Valuation technique	Unobservable inputs	Range
Conversion feature	Monte-Carlo model	Volatility	91.53%
		Risk free interest rate	0.44%
		Expected term, in years	1.50
		Conversion price	$1.00

May 2015 Warrants	Black-Scholes-Merton	Volatility	77.69%
		Risk free interest rate	1.70%
		Expected term, in years	4.84
		Dividend yield	0.00%

Sensitivity of Level 3 measurements to changes in significant unobservable inputs

The inputs to estimate the fair value of the Company’s derivative warrant liabilities and Conversion feature were the current market price of the Company’s common stock, the exercise price of the warrants and Conversion feature, their remaining expected term, the volatility of the Company’s common stock price and the risk-free interest rate over the expected term. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement.

Generally, an increase in the market price of the Company’s shares of common stock, an increase in the volatility of the Company’s shares of common stock, and an increase in the remaining term of the warrants and Conversion feature would each result in a directionally similar change in the estimated fair value of the Company’s warrants. Such changes would increase the associated liability while decreases in these assumptions would decrease the associated liability. An increase in the risk-free interest rate or a decrease in the differential between the warrants’ and Conversion feature’s exercise prices and the market price of the Company’s shares of common stock would result in a decrease in the estimated fair value measurement and thus a decrease in the associated liability. The Company has not, and does not plan to, declare dividends on its common stock, and as such, there is no change in the estimated fair value of the warrants and Conversion feature due to the dividend assumption.

Note 8. Warrants

The following table summarizes information about warrant activity during the six month period ended June 30, 2015:

	No. of warrants	Weighted average exercise price	Exercise price range
December 31, 2014	17,402,654	$4.26	$0.94 - $5.06
Granted	5,375,000	$1.00	$1.00
Exercised	—	—	—
Expired	(13,210,858)	$5.06	$0.94 - $5.06
June 30, 2015	9,566,796	$1.33	$1.00 - $1.76

On May 4, 2015, the Company issued warrants to purchase up to 5,375,000 of its shares of common stock in conjunction with the issuance of the Senior Secured Convertible Notes. The warrants are exercisable at $1.00 per share and are exercisable for a period of five years.

Prior to June 21, 2015, the Company had public warrants to purchase 4,784,000 shares of common stock at an exercise price of $5.06, which were listed on the NASDAQ Capital Market under the symbol “VRNGW,” and additional warrants which were privately held to purchase 8,426,858 shares of common stock, all of which expired on June 21, 2015.

Certain of the Company’s outstanding warrants are classified as equity warrants and certain are classified as derivative liability. The Company’s outstanding equity warrants as of June 30, 2015 consist of the following:

	No. outstanding	Exercise price	Remaining contractual life	Expiration Date
Series 1 Warrants	1,490,250	$1.76	2.05 years	July 19, 2017
Series 2 Warrants	1,943,523	$1.76	2.05 years	July 19, 2017
Reload Warrants	758,023	$1.76	1.61 years	February 6, 2017
Outstanding as of June 30, 2015	4,191,796

The Company’s outstanding derivative liability warrants as of June 30, 2015 consist of the following:

	No. outstanding	Exercise price	Remaining contractual life	Expiration Date
May 2015 Warrants	5,375,000	$1.00	4.85 years	May 4, 2020

Note 9. Stock-based Compensation

The Company has a stock-based compensation plan available to grant stock options and RSUs to the Company’s directors, employees and consultants. Under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), a maximum of 15,600,000 shares of common stock may be awarded. As of June 30, 2015, 5,296,442 shares were available for future grants under the Plan.

The following table illustrates the stock options granted during the six month period ended June 30, 2015:

Title	Grant date	No. of options	Exercise price	Fair market value at grant date	Vesting terms	Assumptions used in Black-Scholes Option pricing model
Directors and employees	January 2015	1,150,000	$0.51 - $0.59	$0.33 - $0.38	Over 1 year for Directors; Over 3 years for Employees	Volatility: 74.9% - 77.1% Risk free interest rate: 1.27% - 1.51% Expected term, in years: 5.31 - 5.81 Dividend yield: 0.00%

Certain options granted are subject to acceleration of vesting of 75% - 100% (according to the agreement signed with each grantee), upon a subsequent change of control.

The activity related to stock options and RSUs during the six month period ended June 30, 2015 consisted of the following:

	RSUs		Options
	No. of RSUs	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding at December 31, 2014	1,196,357	$3.64	8,052,345	$3.36	$0.96 - $5.50	$2.24
Granted	—	—	1,150,000	$0.54	$0.51 - $0.59	$0.35
Vested/Exercised	(232,813)	$3.64	—	—	—	—
Forfeited	(353,646)	$3.63	(321,876)	$1.47	$0.51 - $3.76	$0.85
Expired	—	—	—	—	—	—
Outstanding at June 30, 2015	609,898	$3.64	8,880,469	$3.06	$0.51 - $5.50	$2.04
Exercisable at June 30, 2015	—	—	7,535,329	$3.25	$0.51 - $5.50

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

The Company’s subsidiaries have filed patent infringement lawsuits against ZTE and its subsidiaries in the UK, France, Germany, Netherlands, Australia, India, Brazil, Malaysia, and Romania, and against ASUS and its subsidiaries in Germany, Spain and India. In such jurisdictions, an unsuccessful plaintiff may be required to pay a portion of the other party’s legal fees. In addition, the Company may be required to grant additional written commitments, as necessary, in connection with its commenced proceedings against ZTE and its subsidiaries in various countries. However, if the Company were successful on any court applications or the entirety of any litigation, the defendants may be responsible for a substantial portion of the Company’s legal fees. In response, ZTE Corporation or its affiliates have filed a number of counterclaims and other responsive cases in various countries such as the United States, certain European jurisdictions, the People’s Republic of China, and others.

Pursuant to negotiation with ZTE’s UK subsidiary, the Company made two written commitments, in November 2012 and May 2013, representing payment should a liability by Vringo Infrastructure arise as a result of the two cases it has filed. Each of the cases filed include three patents which the Company has alleged are infringed by ZTE. The defendants estimated the total possible liability to be no more than approximately $2,900 for each case. The Company recorded its best estimate of its liability in respect of ZTE’s legal fees, which is presented in Other liabilities included in the consolidated balance sheets as of June 30, 2015 and December 31, 2014, but believes that the ultimate liability will be significantly less.

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

On May 5, 2014, the Company deposited a bond of €1,000 (approximately $1,109 as of June 30, 2015) to enforce an injunction against ZTE in Germany. On May 20, 2015, the Company paid an additional €50 (approximately $57 as of June 30, 2015) to enforce review of accounting records. Should the injunction be successfully overturned on appeal, the Company may be obligated to compensate ZTE for any damages allegedly suffered as a result of the enforcement of the injunction, which would be ascertained through separate damages proceedings. Should the judgment which granted the injunction be affirmed on appeal, however, the amount paid as security would be returnable to the Company in full. The Company has assessed the likelihood of the injunction being successfully overturned on appeal as remote.

In Brazil, as a condition of the relief requested, the Company deposited R$2,020 on April 17, 2014 (approximately $640 as of June 30, 2015), as a surety against the truth of allegations contained in the complaint. This deposit is returnable at the end of the litigation unless ZTE is the prevailing party and proves that actual material damages were suffered while the requested relief was in place. The Company has assessed the likelihood of ZTE doing so as remote.

In Romania, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the Bucharest Tribunal Civil Section on June 23, 2014 and the Court granted an ex-parte preliminary injunction, ordering ZTE to cease any importation, exportation, introduction on the market, offer for sale, storage, sale, trade, distribution, promotion, or any other business activity regarding the infringing product. The Company deposited a bond of €243 on February 11, 2015 (approximately $270 as of June 30, 2015) with the Court in order to continue to enforce the injunction.

The bond deposits in Germany and Romania and the surety deposit in Brazil are included in Deposits with courts in the consolidated balance sheets as of June 30, 2015 and December 31, 2014.

In the People’s Republic of China, ZTE has filed 33 reexamination requests of Vringo’s Chinese patents with the Patent Re-Examination Board (“PRB”) of the State Intellectual Property Office of the People’s Republic of China. To date, the PRB has upheld the validity of 17 of the Company’s patents, partially upheld the validity of two of the Company’s patents, and has held that 12 of the Company’s patents are invalid. The Company has filed appeals on the PRB’s decision on the patents that have been held invalid. The appeal process is expected to take at least one year. The remaining reexamination requests remain pending, with decisions expected to be rendered on a rolling basis.

On February 21, 2014, ZTE filed a civil complaint against the Company and certain of its subsidiaries in the Shenzhen Intermediate Court alleging that the Company violated China’s antimonopoly laws. The Company received notice of the action on June 26, 2014. The Company intends to vigorously contest all aspects of this action in the appropriate manner. On July 28, 2014, the Company filed a motion to have this complaint dismissed due to lack of jurisdiction. On August 6, 2014, the Court dismissed this motion. The Company filed an appeal of the dismissal, which was denied by the Court. The Court conducted a hearing on May 29, 2015 for the parties to submit any evidence on which they intended to rely. During this hearing, ZTE amended its complaint to increase its damages demand. As a result, the Company filed a motion contesting the jurisdiction of the Court, which was denied. The Company’s appeal of the jurisdictional question is pending. Trial on the merits, which had been scheduled to begin on June 9, 2015 has been postponed pending Vringo’s appeal. The appellate process is expected to take several months. The Company has not made a determination of what the potential liability may be should it lose the case in China.

Leases

In July 2012, the Company signed a rental agreement for its corporate executive office in New York for an annual rental fee of approximately $137 (subject to certain adjustments) which was to expire in September 2015. In January 2014, the Company entered into an amended lease agreement with the landlord for a different office space within the same building. The initial annual rental fee for this new office is approximately $403 (subject to certain future escalations and adjustments) beginning on August 1, 2014, which was the date when the new office space was available. This lease will expire in October 2019. Rent expense for operating leases for the three and six month periods ended June 30, 2015 were $91 and $183, respectively. Rent expense for operating leases for the three and six month periods ended June 30, 2014 were $70 and $182, respectively.

Note 11. Risks and Uncertainties

(a)	New legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders could negatively affect the Company’s current business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect the Company’s ability to assert its patent or other intellectual property rights.

(b)	The patents owned by the Company are presumed to be valid and enforceable. As part of the Company’s ongoing legal proceedings, the validity and/or enforceability of its patents is often challenged in a court or an administrative proceeding. On August 15, 2014, the Federal Circuit reversed a judgment of the United States District Court for the Eastern District of Virginia by holding that the asserted claims of the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al. are invalid for obviousness. Additionally, during the second half of 2014, the Patent Re-Examination Board of the State Intellectual Property Office of the People’s Republic of China held that twelve of the Company's Chinese patents, and partial claims on two of the Company’s other Chinese patents, are invalid. The Company is appealing these decisions. The Company’s other patents have not been declared to be invalid or unenforceable to date.

(c)	Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents with various major financial institutions. These major financial institutions are located in the United States and the Company’s policy is designed to limit exposure to any one institution.

(d)	A portion of the Company’s expenses are denominated in foreign currencies. If the value of the U.S. dollar weakens against the value of these currencies, there will be a negative impact on the Company’s operating costs. In addition, the Company is subject to the risk of exchange rate fluctuations to the extent it holds monetary assets and liabilities in these currencies.

(e)	The Notes are repaid on a monthly basis in cash or shares at the Company’s election. If the Company is unable to satisfy certain equity conditions, it will be required to pay all amounts due on any installment date in cash. The Company’s ability to timely repay the Notes, to redeem the Notes, and to fund working capital needs and planned capital expenditures depends on its ability to generate cash flow in the future. If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if the Company fails to comply with the various requirements of the Notes, the Company would be in default, which would permit the holders of the Notes to accelerate the maturity of the Notes and cause a default under the Notes. Any default under the Notes could have a material adverse effect on the Company’s business, results of operations and financial condition.

(f)	The Company may choose to raise additional funds in connection with any potential acquisition of patent portfolios or other intellectual property assets or operating businesses. In addition, the Company may also need additional funds to respond to business opportunities and challenges, including its ongoing operating expenses, protection of its assets, development of new lines of business and enhancement of its operating infrastructure. While the Company may need to seek additional funding, it may not be able to obtain financing on acceptable terms, or at all. If the Company is unable to obtain additional funding on a timely basis, it may be required to curtail or terminate some of its business plans.

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

Recent Developments

Notes Financing

On May 4, 2015 (the “Closing Date”) we entered into a securities purchase agreement with certain institutional investors in a registered direct offering of $12,500,000 of Senior Secured Convertible Notes (the “Notes”) and warrants to purchase up to 5,375,000 shares of our common stock. On the Closing Date, we issued the Notes, which are convertible into shares of our common stock at $1.00 per share, bear 8% interest and mature in 21 months from the date of issuance, unless earlier converted. In addition, we issued 5,375,000 warrants to purchase shares of our common stock, which are exercisable at $1.00 per share and are exercisable for a period of five years beginning on the six month and one day anniversary of their date of issuance. In connection with the issuance of the Notes and warrants, we received net cash proceeds of $12,425,000 on May 5, 2015. Our obligations under the outstanding Notes are secured by a first priority perfected security interest in substantially all of our U.S. assets. In addition, stock of certain of our subsidiaries has been pledged. The outstanding Notes contain customary events of default, as well as covenants which include restrictions on the assumption of new debt by Vringo.

The principal amount of the outstanding Notes will be repaid monthly, and we may make such payments and related interest payments in cash or, subject to certain conditions, in registered shares of our common stock, at our election. If we choose to repay the Notes in shares of our common stock, the shares will be issued at a 15% discount, based on the then-current market price data of our common stock. We may also repay the Notes in advance of the maturity schedule subject to early repayment penalties.

NASDAQ

On December 18, 2014, we received a notification letter from NASDAQ informing us that for the last 30 consecutive business days, the bid price of our securities had closed below $1.00 per share. This notice has no immediate effect on our NASDAQ listing and we had 180 calendar days, or until June 16, 2015, to regain compliance. We did not regain compliance during such period since the closing bid price of our securities was not at least $1.00 per share for a minimum of ten consecutive business days. On June 17, 2015, we received a letter from NASDAQ notifying us that we had been granted an additional 180-day period, or until December 14, 2015, to regain compliance with the minimum $1.00 bid price per share requirement for continued listing on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5810(c)(3)(A)(ii). We intend to cure the deficiency during this extended period by implementing a reverse stock split of our common stock. If we are unable to implement a reverse stock split and regain compliance with the minimum bid price requirement, we could be delisted.

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

Intellectual Property

Infrastructure Patents

As one of the means of realizing the value of the patents on telecom infrastructure, Vringo, Inc. and our wholly-owned subsidiaries, Vringo Infrastructure, Inc. (“Vringo Infrastructure”) and Vringo Germany GmbH (“Vringo Germany”) have filed a number of suits against ZTE Corporation (“ZTE”), and ASUSTeK Computer Inc. (“ASUS”) and certain of their subsidiaries, affiliates and other companies in the United States, European jurisdictions, India, Australia, Brazil, and Malaysia alleging infringement of certain U.S., European, Indian, Australian, Brazilian, and Malaysian patents.

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

On November 28, 2014, the Court found the patent valid as amended and infringed by ZTE. Following the Court’s ruling, ZTE applied to introduce new prior art and re-argue the validity of the patent; the application was rejected on January 30, 2015. There was no appeal by ZTE of the substantive decision and therefore the decision is final. Trial on the remedies phase is currently scheduled to occur in the first half of 2016 and will focus on the appropriate royalty rate to be awarded.

On February 17, 2015, Vringo withdrew its infringement claims against ZTE on three of the four remaining European Patents in suit in the second litigation in the UK. ZTE subsequently withdrew its invalidity counterclaims in respect of these three patents.

On April 10, 2015, Vringo and ZTE reached an agreement in relation to the remaining European Patent in issue (EP (UK) 1 330 933) in the second patent case in the UK as a result of which the parties withdrew their respective claims and counterclaims.

The remedy for ZTE’s infringement of the patent, which was adjudged valid and infringed by the Court on November 28, 2014, will be decided in a hearing during the first quarter of 2016. The remaining legal fees in the litigation between the parties in the UK will be decided by the Court after that hearing.

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

On December 17, 2013, the Court issued its judgment in the second European patent case, finding that ZTE infringed that patent and ordering an accounting and an injunction upon payment of the appropriate bonds. On February 19, 2014, Vringo Germany filed suit in the Mannheim Regional Court seeking enforcement of the accounting ordered and a further order that non-compliance be subject to civil and criminal penalties. On May 5, 2014, we paid a bond of €1,000,000 (approximately $1,109,000 as of June 30, 2015) to the Court in order to enforce the injunction against ZTE and on May 20, 2015, we paid an additional bond of €50,000 (approximately $57,000 as of June 30, 2015) to enforce review of accounting records. On December 27, 2013, ZTE filed a notice of appeal of the Mannheim Regional Court’s judgment in the second European patent case, and on January 24, 2014, ZTE filed an emergency motion with the Court of Appeals seeking a stay of the judge’s order pending appeal. On February 24, 2014, ZTE’s motion was denied. A hearing in the appeal is scheduled for the third quarter of 2015.

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

ZTE filed nullity suits with respect to the first and second European patents in the Federal Patents Court in Munich, Germany, during the second and fourth quarters, respectively, of 2013. On July 3, 2015, the Court decided that certain claims that read on handover between radio network controllers, a key part of 3G infrastructure technology of the first European patent are valid as amended. Trial in the nullity suit with respect to the second European patent has been scheduled for the fourth quarter of 2015.

ZTE filed a nullity suit with respect to the third European patent in the Federal Patents Court in Munich, Germany, in the fourth quarter of 2013. In addition, ZTE filed a nullity suit with respect to the fourth European patent in the Federal Patents Court in Munich, Germany, in the second quarter of 2014. Trials in the nullity suits are expected to occur in the first half of 2016.

In May 2015, ZTE filed nullity suits in the Federal Patents Court in Munich, Germany, with respect to three European patents not currently being asserted against ZTE. No schedule has currently been set in these cases.

China

ZTE has filed 33 reexamination requests of Vringo’s Chinese patents with the Patent Re-Examination Board (“PRB”) of the State Intellectual Property Office of the People’s Republic of China. To date, the PRB has upheld the validity of 17 of Vringo’s patents, partially upheld the validity of two of Vringo’s patents, and has held that 12 of Vringo’s patents are invalid. Vringo has filed appeals on the PRB’s decision on the patents that have been held invalid. The appeal process is expected to take at least one year. The remaining reexamination requests remain pending, with decisions expected to be rendered on a rolling basis.

On February 21, 2014, ZTE filed a civil complaint against Vringo and Vringo Infrastructure in the Shenzhen Intermediate Court alleging that Vringo violated China’s antimonopoly laws. Vringo received notice of the action on June 26, 2014. Vringo intends to vigorously contest all aspects of this action in the appropriate manner. On July 28, 2014, Vringo filed a motion to have this complaint dismissed due to lack of jurisdiction. On August 6, 2014, the Court dismissed this motion. Vringo filed an appeal of the dismissal, which was denied by the Court. The Court conducted a hearing on May 29, 2015 for the parties to submit any evidence on which they intended to rely. During this hearing, ZTE amended its complaint to increase its damages demand. As a result, Vringo filed a motion contesting the jurisdiction of the Court, which was denied. Vringo’s appeal of the jurisdictional question is pending. Trial on the merits, which had been scheduled to begin on June 9, 2015 has been postponed pending Vringo’s appeal. The appellate process is expected to take several months. We have not made a determination of what the potential liability may be should we lose the case in China.

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

Australia

On June 11, 2013, Vringo Infrastructure filed a patent infringement lawsuit in the Federal Court of Australia in the New South Wales registry, alleging infringement by ZTE of two Australian patents. In March 2015, the Court granted Vringo’s request to join ZTE Corporation as a party to the action. We currently anticipate that the Court will set a trial date in 2015.

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

Brazil

On April 14, 2014, Vringo Infrastructure filed a patent infringement lawsuit assigned to the 5th Trial Court of Rio de Janeiro State Court in Brazil, alleging infringement of a Brazilian patent related to 3G/4G/LTE infrastructure. This is the Brazilian counterpart to the patent found to be valid as amended and infringed in the UK. On April 15, 2014, the court granted an ex-parte preliminary injunction restraining ZTE from manufacturing, using, offering for sale, selling, installing, testing, or importing such infrastructure equipment, subject to a fine. The Company posted a bond of approximately R$2,020,000 (approximately $640,000 as of June 30, 2015) with the court on April 17, 2014 as a surety against the truth of the allegations contained in the complaint. ZTE has filed numerous appeals against the injunction since, all of which have been rejected.

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

Romania

On June 23, 2014, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the Bucharest Tribunal Civil Section. On July 1, 2014, the court granted an ex-parte preliminary injunction, ordering ZTE to cease any importation, exportation, introduction on the market, offer for sale, storage, sale, trade, distribution, promotion, or any other business activity regarding the infringing product. ZTE appealed the injunction and, on October 10, 2014, the Bucharest Court of Appeal suspended enforcement of the injunction in light of ZTE’s allegations that it was immediately subject to approximately €31,500,000 in contract losses, pending the outcome of the appeal. On January 8, 2015, the Court rejected ZTE’s appeal, and reinstated the injunction with immediate effect. The Court ordered Vringo to pay a bond of approximately €243,000 in order to continue to enforce the injunction. On February 4, 2015, the Court rejected ZTE’s request for the Court to order Vringo to pay an increased bond of €40,000,000, in a final decision that may not be appealed. Vringo paid the €243,000 bond on February 11, 2015 (approximately $270,000 as of June 30, 2015). ZTE has filed numerous appeals against the injunction since, all of which have been rejected.

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

On July 24, 2014, ZTE filed a request with the District Court of The Hague to seek the release of ZTE UMTS products being held by Dutch customs officials and to order Vringo to ask the Dutch customs authorities to stop their actions against ZTE’s products based on the Anti-Piracy Regulations of the European Union. On October 24, 2014, the President of the Court denied ZTE’s requests, and upheld the detention of ZTE’s goods, finding, prima facie, that ZTE has infringed one of Vringo’s European patents, upholding the validity of that patent, and rejecting ZTE’s argument that Vringo has violated European competition law by enforcing that patent. ZTE was also ordered to pay Vringo’s legal costs of approximately $250,000. ZTE retains the right to appeal this decision.

On October 23, 2014, ZTE filed suit in the District Court of The Hague seeking the invalidity of Vringo’s European Patent that is the subject of the other proceedings taking place in the same Court. A hearing in this matter is expected to take place in the third quarter of 2015.

United States

On July 2, 2014, Vringo filed suit in the United States District Court for the Southern District of New York seeking a temporary restraining order and preliminary and permanent injunctions against ZTE, enjoining ZTE’s use of prohibited materials captured under a non-disclosure agreement (“NDA”) between the parties, including but not limited to ZTE’s use of such materials in its antitrust lawsuit in China against Vringo and Vringo Infrastructure. On July 7, 2014, the court granted a temporary restraining order against ZTE’s use of such material. On July 23, 2014, ZTE filed a counterclaim against Vringo. On July 24, 2014, the Court held a hearing on Vringo’s motion for a preliminary injunction against ZTE. On October 2, 2014, Vringo filed a motion for judgment on the pleadings, similar to a motion for summary judgment, asking the court to render a judgment on Vringo’s cause of action based solely on the pleadings of the parties. On April 6, 2015, the Court granted Vringo’s motion in part, holding that ZTE breached the NDA. On June 3, 2015, the Court granted, in part, Vringo’s request for a preliminary injunction, effectively converting the previously-granted temporary restraining order into a preliminary injunction.

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

On February 5, 2015, ZTE filed inter partes review (“IPR”) requests for five of Vringo’s United States Patents. The requests, filed with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“USPTO”) will remain pending until the PTAB makes a decision on whether to grant the requests and, thus, review the patents. While these patents have counterparts being litigated by Vringo in other parts of the world, none of these United States Patents are currently in litigation. On June 5, 2015, ZTE withdrew their requests for IPR for procedural reasons.

European Commission

On April 10, 2014, ZTE filed a complaint with the European Commission. We believe that the accusations are not accurate. The European Commission has not yet set the schedule for this matter.

European Patent Office

On May 14, 2015, ZTE filed an opposition to one of Vringo’s newly issued patents at the European Patent Office. Vringo believes that ZTE’s request has no merit and plans to vigorously defend the validity of its patent. A schedule has not yet been set.

National Development and Reform Commission (China)

On January 13, 2015, Vringo Infrastructure received a Request for Assistance in Investigation from the National Development and Reform Commission of the People’s Republic of China (NDRC). This request was based on a complaint filed by ZTE against Vringo. The NDRC has demanded that Vringo consent to mediation with ZTE overseen by the NDRC. Vringo is actively responding to the NDRC’s concerns and working to convince NDRC that ZTE’s claims have no merit. Vringo is additionally working to ensure that the NDRC respects the various relevant treaties to which the United States and China are signatories.

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

ASUS filed nullity suits with respect to the first and second European patents in the Federal Patents Court in Munich, Germany, during the second quarter of 2014. Trials in the nullity suits are expected to occur in the first half of 2016.

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

Search Patents

On September 15, 2011, our wholly-owned subsidiary, I/P Engine, Inc. (“I/P Engine”) initiated litigation in the United States District Court, for the Eastern District of Virginia, against AOL Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc., and Target Corporation (collectively, the “Defendants”) for infringement of claims of U.S. Patent Nos. 6,314,420 and 6,775,664, which I/P Engine acquired from Lycos, Inc.

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

On December 15, 2014, the Federal Circuit denied I/P Engine's petition for rehearing of the case en banc and consequently, we announced that I/P Engine will seek review by the Supreme Court of the United States (“Supreme Court”) of the Federal Circuit's decision. On May 14, 2015, I/P Engine filed a petition for a writ of certiorari with the Supreme Court. The petition asks the Court to review and overturn a divided opinion of the U.S. Court of Appeals for the Federal Circuit, issued on August 15, 2014, which reversed a jury verdict entered in favor of I/P Engine against Google and certain of Google's customers in the United States District Court for the Eastern District of Virginia. Subsequent to the filing of I/P Engine’s petition, Google requested and was granted two extensions to the deadline for filing a response. Google filed their response on July 29, 2015.

The court dockets for the foregoing cases are publicly available on the Public Access to Court Electronic Records website, www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts and the website for the Supreme Court, www.supremecourt.gov.

Financial Condition

Since January 2012, we have raised approximately $123,355,000, including the May 2015 financing transaction discussed above, which has been used to finance our operations. As of now, we have not yet generated any significant revenues. As of June 30, 2015, we had a cash balance of $20,227,000. Our average monthly cash spent in operations for the six month period ended June 30, 2015 was approximately $1,285,000. This is not necessarily indicative of the future use of our working capital. In addition, we paid approximately $2,691,000 in deposits with courts beginning in the second quarter of 2014 to date, related to proceedings in Germany, Brazil, Romania, and Malaysia, which are included in Deposits with courts in the consolidated balance sheets as of June 30, 2015 and December 31, 2014. Deposits with courts paid in local currency are remeasured on the balance sheet date based on the related foreign exchange rate on that date. As of June 30, 2015, deposits with courts totaled $2,117,000.

As of June 30, 2015 and December 31, 2014, our total stockholders' equity was $20,396,000 and $31,180,000, respectively. The decrease in stockholders’ equity since December 31, 2014 is mainly due to the operating loss during the six month period ended June 30, 2015.

Our operating plans include increasing revenue through the licensing of our intellectual property, strategic partnerships, and litigation, when required, which may be resolved through a settlement or collection. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. The majority of our expenditures consist of costs related to our litigation campaigns. In our cases against ZTE and ASUS, we incurred costs during the first half of 2015 related to the preparation and filing of briefs and other court documents, as well as case preparation and management. A large percentage of these costs were incurred in the UK and the U.S. In civil law jurisdictions, such as Germany, France, Spain, and others, the majority of costs are incurred in the early stages of litigation. With respect to our litigation in these countries, the respective campaigns are currently in the later stages and therefore we have already incurred the large majority of the related anticipated costs. As such, based on our plans, costs in these jurisdictions are projected to be lower in the remainder of 2015 and other future periods.

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

Non-operating income (expenses)

Non-operating income (expenses) includes transaction gains (losses) from foreign exchange rate differences, interest on the Notes, deposits, bank charges, as well as fair value adjustments related to our derivative warrant liabilities and Conversion feature. The value of such derivative liabilities is highly influenced by assumptions used in its valuation, as well as by our stock price at the period end (revaluation date).

Income taxes

As of June 30, 2015, deferred tax assets generated from activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be generated before such net operating loss carryforwards expire.

Three month period ended June 30, 2015 compared to the three month period ended June 30, 2014

Revenue

	Three months ended June 30,
	2015	2014	Change
Revenue	$—	$800,000	$(800,000)

During the three month period ended June 30, 2014, we recorded total revenue of $800,000, which was due to a one-time payment in connection with a licensing agreement for certain of our owned intellectual property. We did not record revenue for the three month period ended June 30, 2015.

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

Operating legal costs

	Three months ended June 30,
	2015	2014	Change
Operating legal costs	$5,464,000	$5,982,000	$(518,000)

During the three month period ended June 30, 2015, our operating legal costs were $5,464,000, which represents a decrease of $518,000 (or 8.7%) from operating legal costs recorded for the three months ended June 30, 2014. This decrease was partially due to the timing and nature of consulting and patent litigation costs related to legal proceedings against ZTE and Google. With respect to our legal proceedings against ZTE, costs during the three month period ended June 30, 2015 were associated with our continued worldwide litigation efforts in the UK, U.S., and other countries. We did not incur significant expenses in connection with our legal proceedings against Google during the three month period ended June 30, 2015.

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

Amortization of intangibles

	Three months ended June 30,
	2015	2014	Change
Amortization and impairment of intangibles	$813,000	$968,000	$(155,000)

Our intangible assets consist of our patent portfolios, which are amortized over their remaining useful lives (i.e., through the expiration date of the patent). During the three month period ended June 30, 2015, amortization expense related to our intangible assets totaled $813,000, which represents a decrease of $155,000 (or 16.0%) from amortization of intangibles recorded for the three month period ended June 30, 2014. This decrease is attributable to the fact that the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al were fully impaired during the third quarter of 2014. As such, there was less amortization expense during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

General and administrative

	Three months ended June 30,
	2015	2014	Change
General and administrative	$2,298,000	$4,203,000	$(1,905,000)

During the three month period ended June 30, 2015, general and administrative expenses decreased by $1,905,000 (or 45.3%), to $2,298,000, compared to $4,203,000 that was recorded during the three month period ended June 30, 2014. The overall decrease was primarily due to a decrease in stock-based compensation expense of approximately $1,563,000, as certain awards granted in July 2012 fully vested during 2015. In addition, there were also forfeitures of certain equity awards held by our former Chief Operating Officer and certain employees during the fourth quarter of 2014 and the first half of 2015. There were no equity award grants during the three month period ended June 30, 2015. Also, the awards associated with the current period expense were valued lower than the awards associated with the prior period expense, mostly due to the decrease in our stock price, which also contributed to the decrease in stock-based compensation expense. In addition, there was a decrease in payroll expense and office administration costs as compared to the prior period.

Non-operating income (expense), net

	Three months ended June 30,
	2015	2014	Change
Non-operating income (expense), net	$66,000	$304,000	$(238,000)

During the three month period ended June 30, 2015, we recorded non-operating income, net, of $66,000 compared to non-operating income, net, of $304,000 during the three month period ended June 30, 2014. The non-operating income recognized in the three month period ended June 30, 2015 was mainly driven by a gain on the revaluation of derivative liability warrants and the conversion feature related to the securities purchase agreement that we entered into on May 4, 2015 (the “Closing Date”). On the Closing Date, the net proceeds received were allocated amongst the Senior Secured Convertible Note (the “Note”), its conversion feature, and the warrants issued to the holders of the Note. The warrants and Conversion feature were then revalued and marked to market as of the balance sheet date, which resulted in a gain of $695,000. An additional gain was also recorded for the quarter and was attributed to foreign exchange gains in connection with our deposits with courts.

The gains reported during the three month period ended June 30, 2015 were offset by the interest expense of $465,000, which is calculated using the effective interest rate method. In addition, for the quarter, we elected to repay the installments in registered shares, which are issued at a discount of 15% to market prices. This resulted in $210,000 recorded as a loss on the extinguishment of debt.

During the three month period ended June 30, 2014, we recorded approximately $348,000 of income related to a decrease in the fair value of our derivative warrant liabilities. This income was partially offset by $65,000 of expense recorded in connection with the issuance of warrants in June 2014. On January 1, 2015, the down-round protection clauses associated with our remaining outstanding derivative warrants expired and, as a result, these warrants no longer meet the criteria for liability classification. As such, the related liabilities were revalued as of January 1, 2015 and the balance was reclassified to equity. There was no change in value of the derivative warrant liabilities between December 31, 2014 and January 1, 2015, and therefore no gain or loss was recorded during the three month period ended June 30, 2015

Six month period ended June 30, 2015 compared to the six month period ended June 30, 2015

Revenue

	Six months ended June 30,
	2015	2014	Change
Revenue	$150,000	$1,050,000	$(900,000)

During the six month period ended June 30, 2015, we recorded total revenue of $150,000, which represents a decrease of $900,000 (or 85.7%) as compared to the six month period ended June 30, 2014. The current period revenue was due to a one-time payment in connection with a license and settlement agreement for certain of our owned intellectual property. Revenue during the six month period ended June 30, 2014 of $1,050,000 was due to certain one-time payments in connection with license and settlement agreements for certain of our owned intellectual property.

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

Operating legal costs

	Six months ended June 30,
	2015	2014	Change
Operating legal costs	$8,565,000	$10,857,000	$(2,292,000)

During the six month period ended June 30, 2015, our operating legal costs were $8,565,000, which represents a decrease of $2,292,000 (or 21.1%) from operating legal costs recorded for the six months ended June 30, 2014. This decrease was primarily due to the timing and nature of consulting and patent litigation costs related to legal proceedings against Google and ZTE. During the six month period ended June 30, 2014, there were costs associated with the oral argument heard in the appeals court in May 2014 in connection with our legal proceedings against Google. With respect to our legal proceedings against ZTE, costs during the six month period ended June 30, 2014 were associated with our continued worldwide litigation efforts including commencement of legal actions in Brazil, Malaysia, Spain, Netherlands, and other countries.

With respect to our legal proceedings against ZTE, costs during the six month period ended June 30, 2015 were associated with our continued worldwide litigation efforts in the UK, U.S., and other countries. We did not incur significant expenses in connection with our legal proceedings against Google during the three month period ended June 30, 2015.

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

Amortization of intangibles

	Six months ended June 30,
	2015	2014	Change
Amortization of intangibles	$1,617,000	$1,925,000	$(308,000)

Our intangible assets consist of our patent portfolios, which are amortized over their remaining useful lives (i.e., through the expiration date of the patent). During the six month period ended June 30, 2015, amortization expense related to our intangible assets totaled $1,617,000, which represents a decrease of $308,000 (or 16.0%) from amortization of intangibles recorded for the six month period ended June 30, 2014. This decrease is attributable to the fact that the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al were fully impaired during the third quarter of 2014. As such, there was less amortization expense during the six months ended June 30, 2015 as compared to the three months ended June 30, 2014.

General and administrative

	Six months ended June 30,
	2015	2014	Change
General and administrative	$5,296,000	$8,446,000	$(3,150,000)

During the six month period ended June 30, 2015, general and administrative expenses decreased by $3,150,000 (or 37.3%), to $5,296,000, compared to $8,446,000 that was recorded during the six month period ended June 30, 2014. The overall decrease in general and administrative expenses was primarily due to a decrease in the stock-based compensation expense for the first six months of 2015 as compared to the same period during 2014. The reason for the decrease was attributable to several factors. Stock-based compensation awards granted during July 2012 fully vested in 2015. There were forfeitures of certain equity awards held by our former Chief Operating Officer and certain employees during the fourth quarter of 2014 and the first quarter of 2015. Also, the awards associated with the current period expense were valued lower than the awards associated with the prior period expense, mostly due to the decrease in our stock price, which also contributed to the decrease in stock-based compensation expense.

Lastly, the company completed consolidation of corporate functions in New York in 2014 and implemented cost savings strategies in 2015 that resulted in a decrease in payroll expense and office administration costs as compared to the prior period.

Non-operating income (expense), net

	Six months ended June 30,
	2015	2014	Change
Non-operating income (expense), net	$(157,000)	$(771,000)	$614,000

During the six month period ended June 30, 2015, we recorded non-operating expense, net, in the amount of $157,000 compared to non-operating expense, net, in the amount of $771,000 recorded during the six month period ended June 30, 2014. The non-operating expense recognized in the six month period ended June 30, 2015 was driven by various factors. Installment payments made to holders of the Senior Secured Convertible Note (the “Note”) from the securities purchase agreement that we entered into on May 4, 2015 (the “Closing Date”) resulted in an increase in interest expense of $465,000 for the six month period ended June 30, 2015. The interest expense is calculated using the effective interest method. In addition, we elected to repay the installments in registered shares, which are issued at a discount of 15% to market prices. This resulted in $210,000 recorded as a loss on the extinguishment of debt.

The current period expense also relates to foreign exchanges losses in connection with our deposits with courts.

The expenses reported during the six month period ended June 30, 2015 were offset by a gain on the revaluation of derivative liability warrants and the conversion feature related to the securities purchase agreement. On the Closing Date, the net proceeds received were allocated amongst the Note, its Conversion feature, and the warrants issued to the holders of the Note. The warrants and Conversion feature were then revalued and marked to market as of the balance sheet date, which resulted in a gain of $695,000.

During the six month period ended June 30, 2014, we recorded approximately $728,000 of expense related to an increase in the fair value of our derivative warrant liabilities and $65,000 of expense recorded in connection with the issuance of warrants in June 2014.

We expect that our non-operating income (expense) will remain highly volatile, and we may choose to fund our operations through additional financing. In particular, non-operating income (expense) will be affected by the adjustments to the fair value of our derivative instruments. Fair value of these derivative instruments depends on a variety of assumptions, such as estimations regarding triggering of down-round protection and estimated future share price. An estimated increase in the price of our common stock increases the value of the warrants and thus results in a loss on our statement of operations. In addition, high estimated probability of a down-round protection increases the value of the warrants and again results in a loss on our statement of operations.

Loss from discontinued mobile social application operations

	Six months ended June 30,
	2015	2014	Change
Revenue	$—	$37,000	$(37,000)
Operating expenses	—	(266,000)	266,000
Operating loss	—	(229,000)	229,000
Non-operating income (expense)	—	20,000	(20,000)
Loss before taxes on income	—	(209,000)	209,000
Income tax expense	—	—	—
Loss from discontinued operations	$—	$(209,000)	$209,000

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

During the six month period ended June 30, 2015, there were no results from discontinued operations since all related activities ceased when the sale was executed.

Liquidity and Capital Resources

As of June 30, 2015, we had a cash balance of $20,227,000. This represents an increase of $4,204,000 from our cash balance on December 31, 2014, which is mainly due to the net cash that was raised as part of the securities purchase agreement we entered into on May 4, 2015, offset by net cash used in operations of approximately $7,713,000 during the six-month period ended June 30, 2015. Our average monthly cash spent in operations for the six month periods ended June 30, 2015 and 2014 was approximately $1,285,000 and $2,159,000, respectively. The majority of these expenditures during the six months ended June 30, 2015 consisted of costs related to our litigation campaigns. In our cases against ZTE and ASUS, we incurred costs during the first two quarters of 2015 related to the preparation and filing of briefs and other court documents, as well as case preparation and management. A large percentage of these costs were incurred in the UK and the U.S. In civil law jurisdictions, such as Germany, France, Spain, and others, the majority of costs are incurred in the early stages of litigation and we anticipate that the costs in these jurisdictions will be lower in future periods. In addition, we paid approximately $2,691,000 in deposits with courts beginning in the second quarter of 2014 to date, related to our proceedings in Germany, Brazil, Romania and Malaysia. Deposits with courts paid in local currency are re-measured on the balance sheet date based on the related foreign exchange rate on that date. As of June 30, 2015, deposits with courts totaled $2,117,000.

On May 4, 2015, we entered into a securities purchase agreement with certain institutional investors in a registered direct offering of $12,500,000 of Notes and certain warrants to purchase shares of our common stock. On the Closing Date, we issued the Notes, which are convertible into shares of our common stock at $1.00 per share, bear 8% interest and mature in 21 months from the date of issuance, unless earlier converted. In addition, we issued approximately 5,375,000 warrants to purchase shares of our common stock, which are exercisable at $1.00 per share and are exercisable for a period of five years beginning on the six month and one day anniversary of their date of issuance. In connection with the issuance of the Notes and warrants, we received net cash proceeds of $12,425,000 on May 5, 2015. Our obligations under the outstanding Notes are secured by a first priority perfected security interest in substantially all of our U.S. assets. In addition, stock of certain of our subsidiaries has been pledged. The outstanding Notes contain customary events of default, as well as covenants, which include restrictions on the assumption of new debt by Vringo.

The principal amount of the outstanding Notes will be repaid monthly, and we may make such payments and related interest payments in cash or, subject to certain conditions, in registered shares of our common stock, at our election. If we choose to repay the Notes in shares of our common stock, the shares will be issued at a 15% discount, based on the then-current market price data of our common stock. We may also repay the Notes in advance of the maturity schedule subject to early repayment penalties.

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

Cash flows

	Six months ended June 30,
	2015	2014	Change
Net cash used in operating activities	$(7,713,000)	$(12,955,000)	$5,242,000
Net cash used in investing activities	$(287,000)	$(2,449,000)	$2,162,000
Cash provided by financing activities	$12,207,000	$13,452,000	$(1,245,000)

Operating activities

During the six month period ended June 30, 2015, net cash used in operating activities totaled $7,713,000 compared to net cash used in operating activities of $12,955,000 during the six month period ended June 30, 2014. The decrease of $5,242,000 was mainly due to the timing and nature of litigation costs described above.

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

Investing activities

During the six month period ended June 30, 2015, net cash used in investing activities totaled $287,000, which mainly represents the deposit we made to a Romanian court to enforce an injunction against ZTE in Romania and the deposit we made in Germany to enforce review of accounting records. Net cash used in investing activities during the six month period ended June 30, 2014 is mostly comprised of the $2,304,000 deposited with courts that is described above. There was also an increase in fixed asset purchases during the six month period ended June 30, 2014.

We expect that net cash used in investing activities will increase as we intend to continue to acquire additional intellectual property assets and invest surplus cash, according to our investment policy.

Financing activities

During the six month period ended June 30, 2015, we received net proceeds of $12,425,000 from a securities purchase in a registered direct offering of $12,500,000 of Notes and warrants to purchase up to 5,375,000 shares of our common stock. This amount was offset by the amount of debt issuance costs that were paid in relation to the agreement. During the six month period ended June 30, 2014, cash provided by financing activities totaled $13,452,000, which relates to funds that we received from the exercises of warrants and stock options in the total amount of $11,292,000 and $2,160,000, respectively.

A significant portion of our issued and outstanding warrants, for which the underlying shares of common stock held by non-affiliates are freely tradable, are currently “out of the money.” Therefore, the potential of additional incoming funds from exercises by our warrant holders is currently very limited. To the extent that this portion of our issued and outstanding warrants were “in the money,” it could be used as a source of additional funding if the warrant holders choose to exercise.

We may also choose to raise additional funds in connection with any acquisitions of patent portfolios or other intellectual property assets that we may pursue. There can be no assurance, however, that any such opportunity will materialize. Moreover, any such financing would likely be dilutive to our current stockholders.

Off-Balance Sheet Arrangements

From October 2012 through the filing date of this Quarterly Report on Form 10-Q, our subsidiaries filed patent infringement lawsuits against the subsidiaries of ZTE Corporation in the UK, France, Germany, Australia, India, Brazil, Malaysia, Romania, and the Netherlands. Should we be deemed the losing party in any of its applications to the court in the UK, we may be held responsible for a portion of the defendant’s legal fees for the relevant application or for the litigation. Pursuant to negotiation with ZTE’s UK subsidiary, as part of standard legal procedures in the UK, we placed two written commitments to ensure the payment of a potential liability by Vringo Infrastructure resulting for the two cases filed in the fourth quarter of 2012 and second quarter of 2013, which the defendants estimated to be approximately $2,900,000 each. With respect to these written commitments, we believe that Vringo’s commitments will be shortly discharged since all claims in the UK cases, other than the remedies for the patent found infringed and valid as amended, have been dismissed. As such, any remaining costs where Vringo was not the “commercial victor” as defined under UK procedural law can be assessed. We believe that the amounts of the written commitments well exceed any costs, to the extent that they are assessed, and anticipate that such costs will not exceed the amount of the estimated liability recorded in our consolidated balance sheet as of June 30, 2015.

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

Contractual Obligations

The following table summarizes our future contractual obligations beginning on July 1, 2015:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$1,774,000	$403,000	$816,000	$555,000	$—
Total	$1,774,000	$403,000	$816,000	$555,000	$—

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

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. To minimize risks in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in securities such as commercial paper and money market funds. As of June 30, 2015 and December 31, 2014, our cash was mostly held in money market funds in the amounts of $8,090,000 and $13,085,000, respectively. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Accordingly, a 100 basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a material impact on the value of such money market funds.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II- OTHER INFORMATION

Item 1. Legal Proceedings.

Infrastructure Patents

As one of the means of realizing the value of the patents on telecom infrastructure, Vringo, Inc. and our wholly-owned subsidiaries, Vringo Infrastructure, Inc. (“Vringo Infrastructure”) and Vringo Germany GmbH (“Vringo Germany”) have filed a number of suits against ZTE Corporation (“ZTE”), and ASUSTeK Computer Inc. (“ASUS”) and certain of their subsidiaries, affiliates and other companies in the United States, European jurisdictions, India, Australia, Brazil, and Malaysia alleging infringement of certain U.S., European, Indian, Australian, Brazilian, and Malaysian patents.

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

On November 28, 2014, the Court found the patent valid as amended and infringed by ZTE. Following the Court’s ruling, ZTE applied to introduce new prior art and re-argue the validity of the patent; the application was rejected on January 30, 2015. There was no appeal by ZTE of the substantive decision and therefore the decision is final. Trial on the remedies phase is currently scheduled to occur in the first half of 2016 and will focus on the appropriate royalty rate to be awarded.

On February 17, 2015, Vringo withdrew its infringement claims against ZTE on three of the four remaining European Patents in suit in the second litigation in the UK. ZTE subsequently withdrew its invalidity counterclaims in respect of these three patents.

On April 10, 2015, Vringo and ZTE reached an agreement in relation to the remaining European Patent in issue (EP (UK) 1 330 933) in the second patent case in the UK as a result of which the parties withdrew their respective claims and counterclaims.

The remedy for ZTE’s infringement of the patent, which was adjudged valid and infringed by the Court on November 28, 2014, will be decided in a hearing during the first quarter of 2016. The remaining legal fees in the litigation between the parties in the UK will be decided by the Court during after that hearing.

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

On December 17, 2013, the Court issued its judgment in the second European patent case, finding that ZTE infringed that patent and ordering an accounting and an injunction upon payment of the appropriate bonds. On February 19, 2014, Vringo Germany filed suit in the Mannheim Regional Court seeking enforcement of the accounting ordered and a further order that non-compliance be subject to civil and criminal penalties. On May 5, 2014, we paid a bond of €1,000,000 (approximately $1,109,000 as of June 30, 2015) to the Court in order to enforce the injunction against ZTE, and on May 20, 2015, we paid an additional bond of €50,000 (approximately $57,000 as of June 30, 2015) to enforce review of accounting records. On December 27, 2013, ZTE filed a notice of appeal of the Mannheim Regional Court’s judgment in the second European patent case, and on January 24, 2014, ZTE filed an emergency motion with the Court of Appeals seeking a stay of the judge’s order pending appeal. On February 24, 2014, ZTE’s motion was denied. A hearing in the appeal is scheduled for the third quarter of 2015.

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

ZTE filed nullity suits with respect to the first and second European patents in the Federal Patents Court in Munich, Germany during the second and fourth quarters, respectively, of 2013. On July 3, 2015, the Court decided that certain claims that read on handover between radio network controllers, a key part of 3G infrastructure technology of the first European patent are valid as amended. Trial in the nullity suit with respect to the second European patent has been scheduled for the fourth quarter of 2015.

ZTE filed a nullity suit with respect to the third European patent in the Federal Patents Court in Munich, Germany, in the fourth quarter of 2013. In addition, ZTE filed a nullity suit with respect to the fourth European patent in the Federal Patents Court in Munich, Germany, in the second quarter of 2014. Trials in the nullity suits are expected to occur in the first half of 2016.

In May 2015, ZTE filed nullity suits in the Federal Patents Court in Munich, Germany, with respect to three European patents not currently being asserted against ZTE. No schedule has currently been set in these cases.

China

ZTE has filed 33 reexamination requests of Vringo’s Chinese patents with the Patent Re-Examination Board (“PRB”) of the State Intellectual Property Office of the People’s Republic of China. To date, the PRB has upheld the validity of 17 of Vringo’s patents, partially upheld the validity of two of Vringo’s patents, and has held that 12 of Vringo’s patents are invalid. Vringo has filed appeals on the PRB’s decision on the patents that have been held invalid. The appeal process is expected to take at least one year. The remaining reexamination requests remain pending, with decisions expected to be rendered on a rolling basis.

On February 21, 2014, ZTE filed a civil complaint against Vringo and Vringo Infrastructure in the Shenzhen Intermediate Court alleging that Vringo violated China’s antimonopoly laws. Vringo received notice of the action on June 26, 2014. Vringo intends to vigorously contest all aspects of this action in the appropriate manner. On July 28, 2014, Vringo filed a motion to have this complaint dismissed due to lack of jurisdiction. On August 6, 2014, the Court dismissed this motion. Vringo filed an appeal of the dismissal, which was denied by the Court. The Court conducted a hearing on May 29, 2015 for the parties to submit any evidence on which they intended to rely. During this hearing, ZTE amended its complaint to increase its damages demand. As a result, Vringo filed a motion contesting the jurisdiction of the Court, which was denied. Vringo’s appeal of the jurisdictional question is pending. Trial on the merits, which had been scheduled to begin on June 9, 2015 has been postponed pending Vringo’s appeal. The appellate process is expected to take several months. We have not made a determination of what the potential liability may be should we lose the case in China.

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

Australia

On June 11, 2013, Vringo Infrastructure filed a patent infringement lawsuit in the Federal Court of Australia in the New South Wales registry, alleging infringement by ZTE of two Australian patents. In March 2015, the Court granted Vringo’s request to join ZTE Corporation as a party to the action. We currently anticipate that the Court will set a trial date in 2015.

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

Brazil

On April 14, 2014, Vringo Infrastructure filed a patent infringement lawsuit assigned to the 5th Trial Court of Rio de Janeiro State Court in Brazil, alleging infringement of a Brazilian patent related to 3G/4G/LTE infrastructure. This is the Brazilian counterpart to the patent found to be valid as amended and infringed in the UK. On April 15, 2014, the court granted an ex-parte preliminary injunction restraining ZTE from manufacturing, using, offering for sale, selling, installing, testing, or importing such infrastructure equipment, subject to a fine. The Company posted a bond of approximately R$2,020,000 (approximately $640,000 as of June 30, 2015) with the court on April 17, 2014 as a surety against the truth of the allegations contained in the complaint. ZTE has filed numerous appeals against the injunction since, all of which have been rejected.

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

Romania

On June 23, 2014, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the Bucharest Tribunal Civil Section. On July 1, 2014, the court granted an ex-parte preliminary injunction, ordering ZTE to cease any importation, exportation, introduction on the market, offer for sale, storage, sale, trade, distribution, promotion, or any other business activity regarding the infringing product. ZTE appealed the injunction and, on October 10, 2014, the Bucharest Court of Appeal suspended enforcement of the injunction in light of ZTE’s allegations that it was immediately subject to approximately €31,500,000 in contract losses, pending the outcome of the appeal. On January 8, 2015, the Court rejected ZTE’s appeal, and reinstated the injunction with immediate effect. The Court ordered Vringo to pay a bond of approximately €243,000 in order to continue to enforce the injunction. On February 4, 2015, the Court rejected ZTE’s request for the Court to order Vringo to pay an increased bond of €40,000,000, in a final decision that may not be appealed. Vringo paid the €243,000 bond on February 11, 2015 (approximately $270,000 as of June 30, 2015). ZTE has filed numerous appeals against the injunction since, all of which have been rejected.

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

On July 24, 2014, ZTE filed a request with the District Court of The Hague to seek the release of ZTE UMTS products being held by Dutch customs officials and to order Vringo to ask the Dutch customs authorities to stop their actions against ZTE’s products based on the Anti-Piracy Regulations of the European Union. On October 24, 2014, the President of the Court denied ZTE’s requests, and upheld the detention of ZTE’s goods, finding, prima facie, that ZTE has infringed one of Vringo’s European patents, upholding the validity of that patent, and rejecting ZTE’s argument that Vringo has violated European competition law by enforcing that patent. ZTE was also ordered to pay Vringo’s legal costs of approximately $250,000. ZTE retains the right to appeal this decision.

On October 23, 2014, ZTE filed suit in the District Court of The Hague seeking the invalidity of Vringo’s European Patent that is the subject of the other proceedings taking place in the same Court. A hearing in this matter is expected to take place in the third quarter of 2015.

United States

On July 2, 2014, Vringo filed suit in the United States District Court for the Southern District of New York seeking a temporary restraining order and preliminary and permanent injunctions against ZTE, enjoining ZTE’s use of prohibited materials captured under a non-disclosure agreement (“NDA”) between the parties, including but not limited to ZTE’s use of such materials in its antitrust lawsuit in China against Vringo and Vringo Infrastructure. On July 7, 2014, the court granted a temporary restraining order against ZTE’s use of such material. On July 23, 2014, ZTE filed a counterclaim against Vringo. On July 24, 2014, the Court held a hearing on Vringo’s motion for a preliminary injunction against ZTE. On October 2, 2014, Vringo filed a motion for judgment on the pleadings, similar to a motion for summary judgment, asking the court to render a judgment on Vringo’s cause of action based solely on the pleadings of the parties. On April 6, 2015, the Court granted Vringo’s motion in part, holding that ZTE breached the NDA. On June 3, 2015, the Court granted, in part, Vringo’s request for a preliminary injunction, effectively converting the previously-granted temporary restraining order into a preliminary injunction.

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

On February 5, 2015, ZTE filed inter partes review (“IPR”) requests for five of Vringo’s United States Patents. The requests, filed with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“USPTO”) will remain pending until the PTAB makes a decision on whether to grant the requests and, thus, review the patents. While these patents have counterparts being litigated by Vringo in other parts of the world, none of these United States Patents are currently in litigation. On June 5, 2015, ZTE withdrew their requests for IPR for procedural reasons.

European Commission

On April 10, 2014, ZTE filed a complaint with the European Commission. We believe that the accusations are not accurate. The European Commission has not yet set the schedule for this matter.

European Patent Office

On May 14, 2015, ZTE filed an opposition to one of Vringo’s newly issued patents at the European Patent Office. Vringo believes that ZTE’s request has no merit and plans to vigorously defend the validity of its patent. A schedule has not yet been set.

National Development and Reform Commission (China)

On January 13, 2015, Vringo Infrastructure received a Request for Assistance in Investigation from the National Development and Reform Commission of the People’s Republic of China (NDRC). This request was based on a complaint filed by ZTE against Vringo. The NDRC has demanded that Vringo consent to mediation with ZTE overseen by the NDRC. Vringo is actively responding to the NDRC’s concerns and working to convince NDRC that ZTE’s claims have no merit. Vringo is additionally working to ensure that the NDRC respects the various relevant treaties to which the United States and China are signatories.

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

ASUS filed nullity suits with respect to the first and second European patents in the Federal Patents Court in Munich, Germany, during the second quarter of 2014. Trials in the nullity suits are expected to occur in the first half of 2016.

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

Search Patents

On September 15, 2011, our wholly-owned subsidiary, I/P Engine, Inc. (“I/P Engine”) initiated litigation in the United States District Court, for the Eastern District of Virginia, against AOL Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc., and Target Corporation (collectively, the “Defendants”) for infringement of claims of U.S. Patent Nos. 6,314,420 and 6,775,664, which I/P Engine acquired from Lycos, Inc.

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

On December 15, 2014, the Federal Circuit denied I/P Engine's petition for rehearing of the case en banc and consequently, we announced that I/P Engine will seek review by the Supreme Court of the United States (“Supreme Court”) of the Federal Circuit's decision. On May 14, 2015, I/P Engine filed a petition for a writ of certiorari with the Supreme Court. The petition asks the Court to review and overturn a divided opinion of the U.S. Court of Appeals for the Federal Circuit, issued on August 15, 2014, which reversed a jury verdict entered in favor of I/P Engine against Google and certain of Google's customers in the United States District Court for the Eastern District of Virginia. Subsequent to the filing of I/P Engine’s petition, Google requested and was granted two extensions to the deadline for filing a response. Google filed their response on July 29, 2015.

The court dockets for the foregoing cases are publicly available on the Public Access to Court Electronic Records website, www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts and the website for the Supreme Court, www.supremecourt.gov.

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

As of August 3, 2015 we had 9,566,795 warrants outstanding which can be exercised for 9,566,795 shares of common stock and incentive equity instruments outstanding to purchase 8,801,303 shares of our common stock granted to our management, employees, directors and consultants. Substantially all of these aforementioned outstanding equity instruments are currently “out of the money” and therefore our ability to raise capital through the exercise of these outstanding instruments are significantly limited.

The exercise of a substantial number of warrants or options by our security holders may have an adverse effect on the market price of our common stock.

Should our warrants outstanding as of August 3, 2015 be exercised, there would be an additional 9,566,795 shares of common stock eligible for trading in the public market. The incentive equity instruments currently outstanding to purchase 8,801,303 shares of our common stock granted to our management, employees, directors and consultants are subject to acceleration of vesting of 75% and 100% (according to the agreement signed with each grantee), upon a subsequent change of control. Such securities, if exercised, will increase the number of issued and outstanding shares of our common stock. Therefore, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants and options could have an adverse effect on the market price for our securities and/or on our ability to obtain future financing.

The indebtedness created by the sale of the Notes and any future indebtedness we incur exposes us to risks that could adversely affect our business, financial condition and results of operations.

We incurred $12,500,000 aggregate principal amount of senior secured indebtedness represented by the Notes in May 2015. Our indebtedness could have significant negative consequences for our business, results of operation and financial condition, including:

●	increasing our vulnerability to adverse economic and industry conditions;

●	limiting our ability to obtain additional financing;

●	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;

●	limiting our flexibility in planning for, or reacting to, changes in our business; and

●	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

We cannot provide assurance that we will continue to maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our existing indebtedness, the Notes or any indebtedness which we may incur in the future, we would be in default, which would permit the holders of the Notes and such other indebtedness to accelerate the maturity of the Notes and such other indebtedness and could cause defaults under the Notes and such other indebtedness. Any default under the Notes or such other indebtedness could have a material adverse effect on our business, results of operations and financial condition.

We may not have the ability to pay interest on the Notes or to redeem the Notes.

The Notes bear interest at a rate of 8.0% per year, and payments with respect to the principal amount of the Notes is payable monthly; the interest is payable quarterly starting July 1, 2015. If we are unable to satisfy certain equity conditions, we will be required to pay all amounts due on any payment date in cash. If a change of control occurs, holders of the Notes may require us to repurchase, for cash, all or a portion of their Notes. Our ability to make payments of principal and interest on the Notes, to redeem the Notes and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot provide assurance that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to pay the interest on the Notes or to repurchase or redeem the Notes, or that our cash needs will not increase.

Our failure to make required payments under the Notes would permit holders of the Notes to accelerate our obligations under the Notes. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness.

If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and meet our other needs, we may have to refinance all or a portion of our indebtedness, obtain additional financing, or reduce expenditures. We cannot provide assurance that any of these measures would be possible or that any additional financing could be obtained on favorable terms, or at all. The inability to obtain additional financing on commercially reasonable terms could have a material adverse effect on our financial condition and on our ability to meet our obligations under the Notes.

There is substantial doubt concerning our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses in the operations of our business and have been dependent on funding our operations through the issuance and sale of equity and debt securities. These circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2014, KPMG LLP, our independent registered public accounting firm, issued a report dated March 16, 2015, stating its opinion that our recurring losses from operations, negative cash flows from operating activities, and potential insufficiency of cash or available sources of liquidity to support our current operating requirements raise substantial doubt as to our ability to continue as a going concern. Investors in our securities should review carefully the report of KPMG LLP, which is included in our Annual Report on Form 10-K for the year ended December 31, 2014. Management’s plans include increasing revenue through the licensing of our intellectual property, strategic partnerships, and litigation, when required, which may be resolved through a settlement or collection. We also intend to continue to expand our planned operations through acquisitions and monetization of additional patents, other intellectual property or operating businesses. However, no assurance can be given at this time as to whether we will be able to achieve these objectives or whether we will have the sources of liquidity for follow through with these plans.

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

In addition, as part of our ongoing legal proceedings, the validity and/or enforceability of our patents-in-suit is often challenged in a court or an administrative proceeding. On August 15, 2014, the Federal Circuit reversed a judgment of the United States District Court for the Eastern District of Virginia by holding that the asserted claims of the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al. are invalid for obviousness. During the second half of 2014, we experienced a decline in our common stock price.

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

On December 18, 2014, we received a notification letter from NASDAQ informing us that for the last 30 consecutive business days, the bid price of our securities had closed below $1.00 per share. This notice has no immediate effect on our NASDAQ listing and we had 180 calendar days, or until June 16, 2015, to regain compliance. We did not regain compliance during such period since the closing bid price of our securities was not at least $1.00 per share for a minimum of ten consecutive business days. On June 17, 2015, we received a letter from NASDAQ notifying us that we had been granted an additional 180-day period, or until December 14, 2015, to regain compliance with the minimum $1.00 bid price per share requirement for continued listing on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5810(c)(3)(A)(ii). We intend to cure the deficiency during this extended period by implementing a reverse stock split of our common stock.  If we are unable to implement a reverse stock split and regain compliance with the minimum bid price requirement, we could be delisted.

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

As of August 3, 2015, we had 99,377,749 shares of common stock issued and outstanding, excluding shares of common stock issuable upon exercise of warrants, options or restricted stock units. As shares saleable under Rule 144 are sold or as restrictions on resale lapse, the market price of our common stock could drop significantly, if the holders of restricted shares sell them, or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Securities Purchase Agreement, dated May 4, 2015, between Vringo, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

10.2	Form of Notes (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

10.3	Form of Warrants (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

10.4	Form of Base Indenture between Vringo, Inc. and Computershare Trust Company, N.A (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

10.5	Form of First Supplemental Indenture (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

10.6	Form of Security Agreement in favor of Iroquois Master Fund Ltd. as collateral agent (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

10.7	Amendment No. 3 to Employment Agreement, dated as of June 22, 2015, by and between Vringo, Inc. and Andrew Kennedy Lang (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 24, 2015)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of August 2015.

VRINGO, INC.

By:	/s/ ANASTASIA NYRKOVSKAYA
Anastasia Nyrkovskaya
Chief Financial Officer
(Principal Financial and Accounting Officer)

