Form 10-Q
period 2015-09-30
Vringo Inc
filed 2015-11-09
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 9, 2015, 112,720,838 shares of the registrant’s common stock were outstanding.

VRINGO, INC.

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Vringo, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2015 (Unaudited)	December 31, 2014
Current assets
Cash and cash equivalents	$14,402	$16,023
Deposits with courts	1,970	2,067
Other current assets	976	510
Total current assets	17,348	18,600

Intangible assets, net	15,189	17,625
Other assets	1,093	1,210
Total assets	$33,630	$37,435

Current liabilities
Accounts payable and accrued expenses	$9,943	$4,732
Senior secured convertible notes, net	4,086	—
Conversion feature	75	—
Total current liabilities	14,104	4,732

Long-term liabilities
Derivative warrant liabilities	1,475	174
Other liabilities	1,349	1,349

Commitments and contingencies (Note 10)

Stockholders’ equity
Series A Convertible Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 110,627,065 and 93,404,895 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,106	934
Additional paid-in capital	228,657	215,951
Accumulated deficit	(213,061)	(185,705)

Total stockholders’ equity	16,702	31,180

Total liabilities and stockholders’ equity	$33,630	$37,435

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$—	$150	$150	$1,200

Costs and Expenses*
Operating legal costs	6,776	8,865	15,341	19,722
Amortization and impairment of intangibles	819	2,333	2,436	4,258
General and administrative	2,095	4,148	7,391	12,594
Total operating expenses	9,690	15,346	25,168	36,574
Operating loss from continuing operations	(9,690)	(15,196)	(25,018)	(35,374)
Non-operating income (expense), net	(145)	35	(322)	57
Gain on revaluation of warrants and conversion feature	716	2,785	1,411	2,057
Interest expense	(1,708)	—	(2,173)	—
Extinguishment of debt	(1,044)	—	(1,254)	—
Issuance of warrants	—	—	—	(65)
Loss from continuing operations before income taxes	(11,871)	(12,376)	(27,356)	(33,325)
Income tax expense	—	—	—	—
Loss from continuing operations	(11,871)	(12,376)	(27,356)	(33,325)
Loss from discontinued operations before income taxes*	—	—	—	(209)
Income tax expense	—	—	—	—
Loss from discontinued operations	—	—	—	(209)
Net loss	$(11,871)	$(12,376)	$(27,356)	$(33,534)
Loss per share:
Basic
Loss per share from continuing operations	$(0.12)	$(0.13)	$(0.28)	$(0.38)
Loss per share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Total net loss per share	$(0.12)	$(0.13)	$(0.28)	$(0.38)
Diluted
Loss per share from continuing operations	$(0.12)	$(0.16)	$(0.28)	$(0.40)
Loss per share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Total net loss per share	$(0.12)	$(0.16)	$(0.28)	$(0.40)
Weighted-average number of shares outstanding during the period:
Basic	102,466,238	92,624,983	96,887,444	88,463,526
Diluted	102,466,238	92,645,299	96,887,444	89,514,852
* Includes stock-based compensation expense, as follows:
Operating legal costs	$130	$307	$631	$1,035
General and administrative	936	2,438	3,560	7,377
Discontinued operations	—	—	—	151
	$1,066	$2,745	$4,191	$8,563

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2014	$934	$215,951	$(185,705)	$31,180
Vesting of restricted stock units (“RSUs”)	3	(3)	—	—
Reclassification of derivative Reload Warrants and Series 1 Warrants to equity warrants	—	175	—	175
Issuance of common stock for repayment of debt and interest	169	8,343	—	8,512
Stock-based compensation	—	4,191	—	4,191
Net loss for the period	—	—	(27,356)	(27,356)
Balance as of September 30, 2015	$1,106	$228,657	$(213,061)	$16,702

	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2013	$845	$189,465	$(76,028)	$114,282
Exercise of stock options and vesting of RSUs	18	2,142	—	2,160
Issuance of warrants	—	65	—	65
Exercise of warrants	64	12,935	—	12,999
Issuance of common stock for services	4	380	—	384
Stock-based compensation	—	8,563	—	8,563
Net loss for the period	—	—	(33,534)	(33,534)
Balance as of September 30, 2014	$931	$213,550	$(109,562)	$104,919

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(27,356)	$(33,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Items not affecting cash flows
Depreciation, amortization and impairment of intangibles	2,657	4,495
Amortization of debt discount	1,725	—
Amortization of deferred issuance costs	114	—
Stock-based compensation	4,191	8,563
Issuance of warrants	—	65
Extinguishment of debt	1,254	—
Interest payments	155	—
Change in fair value of warrants and conversion feature	(1,411)	(2,057)
Exchange rate loss (gain)	361	(3)
Changes in current assets and liabilities
Increase in other current assets	(466)	(442)
Increase in payables and accruals	5,223	2,698
Net cash used in operating activities	(13,553)	(20,215)
Cash flows from investing activities
Acquisition of property and equipment	—	(246)
Increase in deposits	(272)	(2,304)
Net cash used in investing activities	(272)	(2,550)
Cash flows from financing activities
Exercise of stock options	—	2,160
Exercise of warrants	—	11,292
Net proceeds from senior secured convertible notes and warrants	12,425	—
Debt issuance costs	(218)	—
Net cash provided by financing activities	12,207	13,452

Effect of exchange rate changes on cash and cash equivalents	(3)	17
Decrease in cash and cash equivalents	(1,621)	(9,296)
Cash and cash equivalents at beginning of period	16,023	33,586
Cash and cash equivalents at end of period	$14,402	$24,290

Non-cash investing and financing transactions
Non-cash acquisition of cost method investment	—	787
Conversion of derivative warrants into common stock	—	1,707
Issuance of common stock to repay $7,103 of debt and interest	8,512	—
Change in classification of derivative warrants to equity warrants	175	—
Debt discount	2,961	—

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

On October 15, 2015, the Company completed the acquisition of International Development Group Limited, a Maryland corporation (“IDG”). Pursuant to the Stock Purchase Agreement (the “Purchase Agreement”), the Company acquired 100% of the capital stock of IDG, including two of IDG’s subsidiaries, fliCharge International Ltd. (“fliCharge”), in which IDG owns 70% of the capital stock and controls the operations, and the wholly-owned Group Mobile International Ltd. (“Group Mobile”). fliCharge owns patented conductive wire-free charging technology and is focused on innovation, sales, manufacturing and licensing core technology to large corporations in various industries. Group Mobile is a company with full service technical and customer support in rugged computers, mobile devices and accessories. The Company expanded their intellectual property and technology portfolio with this acquisition. See Note 12 for further detail on the acquisition of IDG.

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

Infrastructure Patents

The Company’s infrastructure patents are primarily made up of a patent portfolio purchased from Nokia Corporation (“Nokia”) in 2012. This patent portfolio is comprised of 124 patent families with counterparts in certain jurisdictions worldwide and encompass technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. Declarations were filed by Nokia indicating that 31 of the 124 patent families acquired may be essential to wireless communications standards. The Company also owns other acquired infrastructure patent portfolios and has filed over 60 internally developed patent applications. As one of the means of realizing the value of the patents on telecom infrastructure, the Company has filed a number of suits against ZTE Corporation (“ZTE”), ASUSTeK Computer Inc. (“ASUS”), and certain of their subsidiaries, affiliates and other companies in the United States (“U.S.”), European jurisdictions, India, Australia, Brazil, and Malaysia alleging infringement of certain U.S., European, Indian, Australian, Brazilian, and Malaysian patents. In response, ZTE Corporation or its affiliates have filed a number of counterclaims and other responsive cases in various countries such as the U.S., certain European jurisdictions, the People’s Republic of China (“China”) and others.

To date, in connection with the suits filed against ZTE, Vringo’s patents have been found to be infringed in the United Kingdom (“UK”) and Germany, and preliminary relief has been granted in India, Brazil, Romania, and the Netherlands. Separately, Vringo has entered into settlement and license agreements with ADT, Tyco, D-Link, Belkin, Hop On, Inc., and two other parties. Vringo continues to license its home monitoring portfolio.

Quantum Stream

In 2012, the Company purchased a portfolio of patents invented by Tayo Akadiri relating to content distribution. The portfolio includes seven patents as well as several pending patent applications. As one of the means of realizing the value of these patents, on October 20, 2015, the Company filed suit against DirecTV in the United States District Court for the Southern District of New York.

fliCharge

Founded in 2014, fliCharge owns a patented, conductive, wire-free charging technology that is already on the market and available to consumers. The patented fliCharge technology consists of a wire-free charging solution that can simultaneously charge multiple battery operated devices on the same charging pad regardless of their power requirement or position on the pad; users simply place their enabled device onto a fliCharge pad. fliCharge is currently commercializing, partnering or developing products in numerous markets including automotive, education, office, healthcare, power tools and vaporizers.

Group Mobile

Founded in 2002, Group Mobile is a supplier of built-to-order rugged computers, mobile devices and accessories. Group Mobile provides a high touch sales experience with full service technical and customer support in the rugged mobile computer market. Group Mobile’s customers include large corporations, military suppliers, small businesses and individuals. Rugged products sold by Group Mobile can be found in military helicopters, police cruisers and ambulance fleets as well as on construction sites, oil rigs and manufacturing facilities. Vringo intends to expand this business through expanding available product lines and further augmenting sales and marketing.

Search Patents

On September 15, 2011, the Company’s wholly-owned subsidiary, I/P Engine, Inc. (“I/P Engine”), initiated litigation against AOL Inc., Google, Inc., IAC Search & Media, Inc., Gannett Company, Inc., and Target Corporation (collectively, the “Defendants”) for infringement of claims of certain of its owned patents. Trial commenced during 2012, and, on November 6, 2012, the jury ruled in favor of I/P Engine and against the Defendants. On August 15, 2014, the Court of Appeals for the Federal Circuit (“Federal Circuit”) held that the claims of the patents-in-suit asserted by I/P Engine against the Defendants are invalid for obviousness. The Company sought review by the Supreme Court of the United States (“Supreme Court”) of the Federal Circuit’s opinion, and, on October 5, 2015, the Supreme Court denied Vringo’s petition for a writ of certiorari.

Financial condition

As of September 30, 2015, the Company had a cash balance of $14,402. The Company’s average monthly cash spent in operations for the nine month periods ended September 30, 2015 and 2014 was approximately $1,500 and $2,200, respectively. In addition, the Company holds $1,970 in deposits with courts related to proceedings in Germany, Brazil, Romania, and Malaysia. As of September 30, 2015 and December 31, 2014, the Company’s total stockholders' equity was $16,702 and $31,180, respectively. The decrease in stockholders’ equity since December 31, 2014 is due to the operating loss during the nine month period ended September 30, 2015.

On May 4, 2015 (the “Closing Date”), the Company entered into a securities purchase agreement with certain institutional investors in a registered direct offering of $12,500 of Senior Secured Convertible Notes (the “Notes”) and warrants to purchase up to 5,375,000 shares of the Company’s common stock. On the Closing Date, the Company issued the Notes, which are convertible into shares of the Company’s common stock at $1.00 per share, bear 8% interest and mature in 21 months from the date of issuance, unless earlier converted. In addition, the Company issued 5,375,000 warrants to purchase shares of the Company’s common stock, which are exercisable at $1.00 per share and are exercisable for a period of five years. In connection with the issuance of the Notes and warrants, the Company received net cash proceeds of $12,425. The Company’s obligations under the outstanding Notes are secured by a first priority perfected security interest in substantially all of the Company’s U.S. assets. In addition, stock of certain subsidiaries of the Company has been pledged. The outstanding Notes contain customary events of default, as well as covenants which include restrictions on the assumption of new debt by the Company.

The principal amount of the outstanding Notes is being repaid monthly, and the Company may make such payments and related interest payments in cash or, subject to certain conditions, in registered shares of the Company’s common stock, at its election. If the Company chooses to repay the Notes in shares of its common stock, the shares are issued at a 15% discount, based on the then-current market price data of the Company’s common stock. The Company may also repay the Notes in advance of the maturity schedule subject to early repayment penalties.

During August 2015, the holders of the Notes accelerated six principal installments in exchange for common stock as permitted under the securities purchase agreement. The debt is now expected to mature in July 2016.

The Company’s operating plans include efforts to increase revenue through the licensing of its intellectual property, strategic partnerships, and litigation, when required, which may be resolved through a settlement or collection, and generation of revenue from sales of wire-free charging stations, rugged computers and mobile devices. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. The majority of the Company’s expenditures consist of costs related to the Company’s litigation campaigns. In the cases against ZTE and ASUS, the Company incurred costs during the nine month period ended September 30, 2015 related to the preparation and filing of briefs and other court documents, as well as case preparation and management. A large percentage of these costs were incurred in the UK and the U.S. In civil law jurisdictions, such as Germany, France, Spain, and others, the majority of costs are incurred in the early stages of litigation. With respect to the Company’s litigation in such countries, the respective campaigns are currently in the later stages and therefore the Company has already incurred the large majority of the related anticipated costs. As such, based on the Company’s plans, costs in these jurisdictions are projected to be lower in the remainder of 2015 and other future periods.

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

In addition, the Company’s plans to continue to expand its planned operations through acquisitions may be time consuming, complex and costly to consummate. The Company may utilize many different transaction structures in its acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. The Company’s future ability to raise capital, if necessary, may be limited. Even if the Company is able to acquire other businesses, there is no guarantee that it will generate sufficient revenue related to those assets to offset the acquisition costs. Therefore, no assurance can be given at this time as to whether the Company will be able to achieve its objectives or whether it will have the sources of liquidity for follow through with its operating plans.

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

Note 2. Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2014. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three month and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of estimates

The preparation of accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include the Company’s intangibles assets, the useful lives of the Company’s intangible assets, the valuation of the Company’s derivative warrants, the valuation of stock-based compensation, deferred tax assets and liabilities, income tax uncertainties, and other contingencies.

(c) Translation into U.S. dollars

The Company conducts certain transactions in foreign currencies, which are recorded at the exchange rate as of the transaction date. All exchange gains and losses occurring from the remeasurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected as non-operating income or expense in the consolidated statements of operations.

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

(e) Derivative instruments

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets at their respective fair values. The Company's derivative instruments have been recorded as liabilities at fair value, and are revalued at each reporting date, with changes in the fair value of the instruments included in the consolidated statements of operations as non-operating income (expense). The Company reviews the terms of features embedded in non-derivative instruments to determine if such features require bifurcation and separate accounting as derivative financial instruments. Equity-linked derivative instruments are evaluated in accordance with FASB Accounting Standard Codification 815-40, Contracts in an Entity’s Own Equity to determine if such instruments are indexed to the Company’s own stock and qualify for classification in equity.

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

(k) Reclassification

Certain balances have been reclassified to conform to presentation requirements.

Note 3. Intangible Assets

The following table provides information regarding the Company’s intangible assets, which consist of its patents:

	September 30, 2015	December 31, 2014	Weighted average amortization period (years)
Patents	$28,213	$28,213	8.9
Less: accumulated amortization and impairment	(13,024)	(10,588)
	$15,189	$17,625

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

The Company’s patents are amortized over their expected useful lives (i.e., through the expiration date of the patent). During the three and nine month periods ended September 30, 2015, the Company recorded amortization expense of $819 and $2,436, respectively, related to its patents. During the three and nine month periods ended September 30, 2014, the Company recorded amortization expense of $978 and $2,903, respectively, related to its patents.

During the third quarter of 2014, the Company determined that there were impairment indicators related to certain of its patents. A significant factor that was considered when making this determination included the announcement of the Federal Circuit’s decision on August 15, 2014. The Company concluded that this factor was deemed a “triggering” event requiring that the related patent assets be tested for impairment during the third quarter of 2014. In performing this impairment test, the Company determined that the patent portfolio containing the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al., which represents an asset group, was subject to impairment testing. In the first step of the impairment test, the Company utilized its projections of future undiscounted cash flows based on the Company’s existing plans for the patents. As a result, it was determined that the Company’s projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, the Company performed the second step of the impairment test to measure the potential impairment by calculating the asset group’s fair value. This resulted in an impairment of $1,355 during the third quarter of 2014, related to the asset group, which represents the difference between the fair value and the carrying value of the asset group. There were no impairment charges related to the Company’s patents during the nine month period ended September 30, 2015.

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

The table below presents the computation of basic and diluted net losses per common share:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic Numerator:
Loss from continuing operations attributable to shares of common stock	$(11,871)	$(12,376)	$(27,356)	$(33,325)
Loss from discontinued operations attributable to shares of common stock	—	—	$—	$(209)
Net loss attributable to shares of common stock	$(11,871)	$(12,376)	$(27,356)	$(33,534)
Basic Denominator:
Weighted average number of shares of common stock outstanding during the period	102,466,238	92,624,983	96,887,444	88,463,526
Basic common stock shares outstanding	102,466,238	92,624,983	96,887,444	88,463,526
Basic loss per common stock share from continuing operations	$(0.12)	$(0.13)	$(0.28)	$(0.38)
Basic loss per common stock share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Basic net loss per common stock share	$(0.12)	$(0.13)	$(0.28)	$(0.38)

Diluted Numerator:
Net loss from continuing operations attributable to shares of common stock	$(11,871)	$(12,376)	$(27,356)	$(33,325)
Increase in net loss attributable to derivative warrants	—	(2,785)	—	(2,057)
Diluted net loss from continuing operations attributable to shares of common stock	(11,871)	(15,161)	(27,356)	(35,382)
Diluted net loss from discontinued operations attributable to shares of common stock	—	—	—	(209)
Diluted net loss attributable to shares of common stock	$(11,871)	$(15,161)	$(27,356)	$(35,591)

Diluted Denominator:
Basic common stock shares outstanding	102,466,238	92,624,983	96,887,444	88,463,526
Weighted average number of derivative warrants outstanding during the period	—	20,316	—	1,051,326
Diluted common stock shares outstanding	102,466,238	92,645,299	96,887,444	89,514,852
Diluted loss per common stock share from continuing operations	$(0.12)	$(0.16)	$(0.28)	$(0.40)
Diluted loss per common stock share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Diluted net loss per common stock share	$(0.12)	$(0.16)	$(0.28)	$(0.40)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options to purchase an equal number of shares of common stock of the Company	8,714,845	10,089,595	8,714,845	10,089,595
Unvested RSUs to issue an equal number of shares of common stock of the Company	543,231	1,425,872	543,231	1,425,872
Warrants to purchase an equal number of shares of common stock of the Company	9,566,796	17,388,161	9,566,796	16,147,560
Conversion feature of Senior Secured Notes	11,309,524	—	12,500,000	—
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share	30,134,396	28,903,628	31,324,872	27,663,027

Note 5. Discontinued Operations

On February 18, 2014, the Company executed the sale of its mobile social application business to InfoMedia. As consideration for the assets and agreements related to the Company’s mobile social application business, the Company received 18 Class B shares of InfoMedia, which represent an 8.25% ownership interest in InfoMedia. Additionally, the Company’s Chief Executive Officer was appointed as a full voting member on InfoMedia’s board of directors and the Company received a number of customary protective rights. The InfoMedia Class B shares are accounted for as a cost-method investment at the carrying amount of $787 and are included in Other assets in the consolidated balance sheets as of September 30, 2015 and December 31, 2014. During the nine month period ended September 30, 2015, there were no events or changes in circumstances that would indicate that the carrying amount of this investment may no longer be recoverable.

In connection with the sale of its mobile social application business, the Company is required to present the results of the Company’s mobile social application business as discontinued operations in the consolidated statements of operations. The following table represents the components of operating results from discontinued operations for the nine month period ended September 30, 2014, as presented in the consolidated statements of operations:

Revenue	$37
Operating expenses	(266)
Operating loss	(229)

Non-operating income	20
Loss before taxes on income	(209)
Income tax expense	-
Loss from discontinued operations	$(209)

Note 6. Senior Secured Convertible Notes

On May 4, 2015 (the “Closing Date”), the Company entered into a securities purchase agreement with certain institutional investors in a registered direct offering of $12,500 of Senior Secured Convertible Notes (the “Notes”) and warrants to purchase 5,375,000 shares of the Company’s common stock. On the Closing Date, the Company issued the Notes, which are convertible into shares of the Company’s common stock at $1.00 per share, bear 8% interest and mature in 21 months from the date of issuance, unless earlier converted. In addition, the Company issued 5,375,000 warrants to purchase shares of the Company’s common stock, which are exercisable at $1.00 per share and are exercisable for a period of five years, beginning on November 5, 2015. In connection with the issuance of the Notes and warrants, the Company received net cash proceeds of $12,425. The Company also incurred third party costs directly associated with the issuance of Notes of $218, which are capitalized as debt issuance costs and included in Other assets, and are amortized over the term of the Note. The Company’s obligations under the outstanding Notes are secured by a first priority perfected security interest in substantially all of the Company’s U.S. assets. In addition, stock of certain subsidiaries of the Company has been pledged. The outstanding Notes contain customary events of default, as well as covenants which include restrictions on the assumption of new debt by the Company. As of September 30, 2015, all covenants were met and there were no events of default.

The principal amount of the outstanding Notes is being repaid monthly, and the Company may make such payments and related interest payments in cash or, subject to certain conditions, in registered shares of the Company’s common stock, at its election. On each of the principal installment dates, the Company’s scheduled principal amortization payment is an amount equal to $595. If the Company chooses to repay the Notes in shares of its common stock, the shares are issued at a 15% discount, based on the then-current market price data of the Company’s common stock. The Company may also repay the Notes in advance of the maturity schedule subject to early repayment penalties. The holders of the Notes may accelerate up to six principal installment payments on each of the principal installment dates. The Company may choose to settle such amounts in cash or shares issued at a 15% discount, based on the then-current market price data of the Company’s common stock. Further, the Notes contain provisions that under certain events of default, as defined in the agreement, the amount owed could increase by amounts ranging from 115% to 120% of the face value depending on when the event occurred, and additionally, the interest rates would increase to 16.5% per annum upon the occurrence and continuance of an event of default. In addition, the Company may choose to repay the Notes early at a premium ranging from 115% to 120% of the face value depending on when the election is made.

The 8% interest is paid quarterly, beginning July 1, 2015, and the Company may make such payments in cash or registered shares of the Company’s common stock, at its election. If the Company chooses to repay the Notes in shares of its common stock, the shares for the payment of interest are issued at the then-current market price of the Company’s common stock.

Upon issuance of the Notes on May 4, 2015, the Company recorded the following as of June 30, 2015 and September 30, 2015:

Net cash proceeds from the Notes ($12,500 less investors issuance costs of $75)	$12,425
Debt discount:
May 2015 Warrants	1,717
Conversion feature	1,244
Total Debt discount attributed to Warrants and Conversion feature	2,961

Net Total – May 4, 2015	9,464
Q2 Debt discount amortization	289
Q2 Debt repayments	(1,191)
Net Total – June 30, 2015	8,562
Q3 Debt discount amortization	1,436
Q3 Debt repayments	(5,912)
Net Total – September 30, 2015 (presented as short-term)	$4,086

The debt discount is attributable to the value of the separately accounted for conversion feature and May 2015 Warrants issued in connection with the financing. The embedded conversion feature derivatives relate to the conversion option, redemption in case of an event of default, and redemption in the case of a change in control features of the Notes. The embedded derivatives were evaluated under ASC topic 815-15, were bifurcated from the debt host, and were classified as liabilities in the consolidated balance sheet. The debt discount is amortized using the effective interest method over the term of the Notes. For the three and nine months ended September 30, 2015, the Company recorded $1,436 and $1,725, respectively, of debt discount amortization included in interest expense on the consolidated statements of operations. In addition, for the three and nine months ended September 30, 2015, the Company recorded $93 and $114, respectively, of amortization of debt issuance costs included in interest expense and recorded an interest accrual of $179 included in Accounts payable and accrued expenses as of September 30, 2015.

During August 2015, the holders of the Notes accelerated six principal installments in exchange for common stock as permitted under the securities purchase agreement. The debt is now expected to mature in July 2016.

During the three and nine months ended September 30, 2015, the Company made principal payments in the aggregate amount of $5,912 and $7,103, respectively. The Company elected to make these principal payments in shares of the Company’s common stock, which are issued at a 15% discount to the market price. As such, the Company issued 14.6 million shares and 16.9 million shares in lieu of principal payments for the three and nine months ended September 30, 2015, and recorded $1,044 and $1,254 as extinguishment of debt expense on the consolidated statements of operations for the three and nine months ended September 30, 2015, respectively.

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

The following table presents the placement in the fair value hierarchy of liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
September 30, 2015:
May 2015 Warrants	$1,475	$—	$—	$1,475
Conversion feature	$75	$—	$—	$75

December 31, 2014:
Conversion Warrants, the derivative Reload Warrants and the derivative Series 1 Warrants	$175	$—	$—	$175

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

In addition to the above, the Company’s financial instruments as of September 30, 2015 and December 31, 2014 consisted of cash, cash equivalents, receivables, accounts payable and deposits. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) during the nine month period ended September 30, 2015:

	Conversion Warrants, the derivative Reload Warrants and the derivative Series 1 Warrants	May 2015 Warrants	Conversion feature
December 31, 2014	$175	$—	$—
Reclassification of derivative Reload Warrants and Series 1 Warrants to equity warrants	(175)	—	—
Issuance of Notes and derivative warrants on May 4, 2015	—	1,717	1,244
Gain on revaluation of warrants and conversion feature	—	(242)	(1,169)
September 30, 2015	—	1,475	75

During August 2015, the holders of the Notes accelerated six principal installments in exchange for common stock as permitted under the securities purchase agreement. The debt is now expected to mature in July 2016. These events resulted in a significant decline in the value of the conversion feature between May 4, 2015 and September 30, 2015, which resulted in a concurrent gain on the revaluation of the conversion feature.

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities falls within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

December 31, 2014:

Description	Valuation technique	Unobservable inputs	Range
Conversion Warrants, derivative Reload Warrants and derivative Series 1 Warrants	Black-Scholes-Merton and the Monte-Carlo models	Volatility	56.55% - 77.06%
		Risk free interest rate	0.13% - 0.87%
		Expected term, in years	0.48 - 2.55
		Dividend yield	0%

September 30, 2015:

Description	Valuation technique	Unobservable inputs	Range
Conversion feature	Monte-Carlo model	Volatility	65.82%
		Risk free interest rate	0.13%
		Expected term, in years	0.76
		Conversion price	$1.00

May 2015 Warrants	Black-Scholes-Merton	Volatility	78.18%
		Risk free interest rate	1.30%
		Expected term, in years	4.59
		Dividend yield	0.00%

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

Note 8. Warrants

The following table summarizes information about warrant activity during the nine month period ended September 30, 2015:

	No. of warrants	Weighted average exercise price	Exercise price range
December 31, 2014	17,402,654	$4.26	$0.94 - $5.06
Granted	5,375,000	$1.00	$1.00
Exercised	—	—	—
Expired	(13,210,858)	$5.06	$0.94 - $5.06
September 30, 2015	9,566,796	$1.33	$1.00 - $1.76

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

Certain of the Company’s outstanding warrants are classified as equity warrants and certain are classified as derivative liability. The Company’s outstanding equity warrants as of September 30, 2015 consist of the following:

	No. outstanding	Exercise price	Remaining contractual life	Expiration Date
Series 1 Warrants	1,490,250	$1.76	1.80 years	July 19, 2017
Series 2 Warrants	1,943,523	$1.76	1.80 years	July 19, 2017
Reload Warrants	758,023	$1.76	1.36 years	February 6, 2017
Outstanding as of September 30, 2015	4,191,796

The Company’s outstanding derivative liability warrants as of September 30, 2015 consist of the following:

	No. outstanding	Exercise price	Remaining contractual life	Expiration Date
May 2015 Warrants	5,375,000	$1.00	4.59 years	May 4, 2020

Note 9. Stock-based Compensation

The Company has a stock-based compensation plan available to grant stock options and RSUs to the Company’s directors, employees and consultants. Under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), a maximum of 15,600,000 shares of common stock may be awarded. As of September 30, 2015, 5,462,066 shares were available for future grants under the Plan.

The following table illustrates the stock options granted during the nine month period ended September 30, 2015:

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

The activity related to stock options and RSUs during the nine month period ended September 30, 2015 consisted of the following:

	RSUs		Options
	No. of RSUs	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding at December 31, 2014	1,196,357	$3.64	8,052,345	$3.36	$0.96 - $5.50	$2.24
Granted	—	—	1,150,000	$0.54	$0.51 - $0.59	$0.35
Vested/Exercised	(299,480)	$3.65	—	—	—	—
Forfeited	(353,646)	$3.63	(487,500)	$1.94	$0.51 - $3.76	$1.11
Expired	—	—	—	—	—	—
Outstanding at September 30, 2015	543,231	$3.63	8,714,845	$3.07	$0.51 - $5.50	$2.05
Exercisable at September 30, 2015	—	—	7,787,485	$3.20	$0.51 - $5.50

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

United Kingdom

Pursuant to negotiation with ZTE’s UK subsidiary, the Company made two written commitments, in November 2012 and May 2013, representing payment should a liability by Vringo Infrastructure arise as a result of the two cases it has filed. Each of the cases filed include three patents which the Company has alleged are infringed by ZTE. The defendants estimated the total possible liability to be no more than approximately $2,900 for each case. The Company recorded its best estimate of its liability in respect of ZTE’s legal fees, which is presented in Other liabilities included in the consolidated balance sheets as of September 30, 2015 and December 31, 2014, but believes that the ultimate liability will be significantly less.

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

Germany

On September 13, 2013 and January 28, 2014, Vringo Germany filed two suits in the Regional Court of Düsseldorf, alleging infringement of two European patents by ZTE’s German subsidiary. Those cases were heard by the Court on November 27, 2014. On January 22, 2015, the Court issued its judgment, finding that ZTE does not infringe either patent. On February 17, 2015, the Company filed notices of appeal for each patent. The appeal process is anticipated to take at least one year.

Netherlands

In the Netherlands, on October 23, 2014, ZTE filed suit in the District Court of The Hague seeking the invalidity of Vringo’s European Patent that is the subject of the other proceedings taking place in the same Court. A hearing in this matter took place in the third quarter of 2015. On October 28, 2015, the District Court of The Hague found the European patent invalid. The Company plans to appeal the ruling. The appeal process is anticipated to take up to one year.

France

On March 29, 2013, Vringo Infrastructure filed a patent infringement lawsuit in France in the Tribunal de Grande Instance de Paris (the “Tribunal”), alleging infringement of the French part of two European patents. Vringo Infrastructure filed the lawsuit based on particular information uncovered during a seizure to obtain evidence of infringement, known as a saisie-contrefaçon, which was executed at two of ZTE's facilities in France. On October 30, 2015, the Tribunal held the claims-in-suit of the first European patent invalid, and held that the claims-in-suit of the second European patent do not implement the relevant standard, without commenting on that patent’s validity. The Company plans to appeal the Tribunal’s ruling. The appeal process is anticipated to take at least one year.

People’s Republic of China

ZTE has filed 33 reexamination requests of Vringo’s Chinese patents with the Patent Re-Examination Board (“PRB”) of the State Intellectual Property Office of the People’s Republic of China. To date, the PRB has upheld the validity of 17 of the Company’s patents, partially upheld the validity of two of the Company’s patents, and has held that 13 of the Company’s patents are invalid. The Company has filed appeals on the PRB’s decision on the patents that have been held invalid. The appeal process is expected to take at least one year. The remaining reexamination requests remain pending, with decisions expected to be rendered on a rolling basis.

On February 21, 2014, ZTE filed a civil complaint against the Company and certain of its subsidiaries in the Shenzhen Intermediate Court alleging that the Company violated China’s antimonopoly laws. The Company received notice of the action on June 26, 2014. The Company intends to vigorously contest all aspects of this action in the appropriate manner. On July 28, 2014, the Company filed a motion to have this complaint dismissed due to lack of jurisdiction. On August 6, 2014, the Court dismissed this motion. The Company filed an appeal of the dismissal, which was denied by the Court. The Court conducted a hearing on May 29, 2015 for the parties to submit any evidence on which they intended to rely. During this hearing, ZTE amended its complaint to increase its damages demand. As a result, the Company filed a motion contesting the jurisdiction of the Court, which was denied. The Company’s appeal of the jurisdictional question is pending. Trial on the merits, which had been scheduled to begin on June 9, 2015, has been postponed pending Vringo’s appeal. The appellate process is expected to take several months. The Company has not made a determination of what the potential liability may be should it lose the case in China.

Deposits with courts

On May 5, 2014, the Company deposited a bond of €1,000 (approximately $1,124 as of September 30, 2015) to enforce an injunction against ZTE in Germany. On May 20, 2015, the Company paid an additional €50 (approximately $56 as of September 30, 2015) to enforce review of accounting records. Should the injunction be successfully overturned on appeal, the Company may be obligated to compensate ZTE for any damages allegedly suffered as a result of the enforcement of the injunction, which would be ascertained through separate damages proceedings. Should the judgment which granted the injunction be affirmed on appeal, however, the amount paid as security would be returnable to the Company in full. The Company has assessed the likelihood of the injunction being successfully overturned on appeal as remote.

In Brazil, as a condition of the relief requested, the Company deposited R$2,020 on April 17, 2014 (approximately $492 as of September 30, 2015), as a surety against the truth of allegations contained in the complaint. This deposit is returnable at the end of the litigation unless ZTE is the prevailing party and proves that actual material damages were suffered while the requested relief was in place. The Company has assessed the likelihood of ZTE doing so as remote.

In Romania, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the Bucharest Tribunal Civil Section on June 23, 2014 and the Court granted an ex-parte preliminary injunction, ordering ZTE to cease any importation, exportation, introduction on the market, offer for sale, storage, sale, trade, distribution, promotion, or any other business activity regarding the infringing product. The Company deposited a bond of €243 on February 11, 2015 (approximately $273 as of September 30, 2015) with the Court in order to continue to enforce the injunction.

The bond deposits in Germany and Romania and the surety deposit in Brazil are included in Deposits with courts in the consolidated balance sheets as of September 30, 2015 and December 31, 2014.

Leases

In January 2014, the Company entered into an amended lease agreement for its corporate executive office in New York for the lease of a different office space within the same building. The initial annual rental fee for this new office is approximately $403 (subject to certain future escalations and adjustments) beginning on August 1, 2014, which was the date when the new office space was available. This lease will expire in October 2019. Rent expense for operating leases for the three and nine month periods ended September 30, 2015 were $91 and $274, respectively. Rent expense for operating leases for the three and nine month periods ended September 30, 2014 were $91 and $273, respectively.

Note 11. Risks and Uncertainties

(a)	New legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders could negatively affect the Company’s current business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect the Company’s ability to assert its patent or other intellectual property rights.

(b)	The patents owned by the Company are presumed to be valid and enforceable. As part of the Company’s ongoing legal proceedings, the validity and/or enforceability of its patents is often challenged in a court or an administrative proceeding. During the second half of 2014, the Patent Re-Examination Board of the State Intellectual Property Office of the People’s Republic of China held that 13 of the Company's Chinese patents, and partial claims on two of the Company’s other Chinese patents, are invalid. The Company is appealing these decisions. The Company’s other patents have not been declared to be invalid or unenforceable to date.

(c)	Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash and cash equivalents with various major financial institutions. These major financial institutions are located in the United States and the Company’s policy is designed to limit exposure to any one institution.

(d)	A portion of the Company’s expenses are denominated in foreign currencies. If the value of the U.S. dollar weakens against the value of these currencies, there will be a negative impact on the Company’s operating costs. In addition, the Company is subject to the risk of exchange rate fluctuations to the extent it holds monetary assets and liabilities in these currencies.

(e)	The Notes are repaid on a monthly basis in cash or shares at the Company’s election. If the Company is unable to satisfy certain equity conditions, it will be required to pay all amounts due on any installment date in cash. The Company’s ability to timely repay the Notes, to redeem the Notes, and to fund working capital needs and planned capital expenditures depends on its ability to generate cash flow in the future. If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if the Company fails to comply with the various requirements of the Notes, the Company would be in default, which would permit the holders of the Notes to accelerate the maturity of the Notes and cause a default under the Notes. Any default under the Notes could have a material adverse effect on the Company’s business, results of operations and financial condition.

(f)	The Company may choose to raise additional funds in connection with any potential acquisition of patent portfolios or other intellectual property assets or operating businesses. In addition, the Company may also need additional funds to respond to business opportunities and challenges, including its ongoing operating expenses, protection of its assets, development of new lines of business and enhancement of its operating infrastructure. While the Company may need to seek additional funding, it may not be able to obtain financing on acceptable terms, or at all. If the Company is unable to obtain additional funding on a timely basis, it may be required to curtail or terminate some of its business plans.

Note 12. Subsequent Events

On October 15, 2015, the Company completed the acquisition of International Development Group Limited, a Maryland corporation (“IDG”). Pursuant to the Stock Purchase Agreement (“the Purchase Agreement”), the Company acquired 100% of the capital stock of IDG, including two of IDG’s subsidiaries, fliCharge International Ltd. (“fliCharge”), in which IDG owns 70% of the capital stock and controls the operations, and the wholly-owned Group Mobile International Ltd. (“Group Mobile”). fliCharge owns patented conductive wire-free charging technology and is focused on innovation, sales, manufacturing and licensing core technology to large corporations in various industries. Group Mobile is a company with full service technical and customer support in rugged computers, mobile devices and accessories.

In consideration for the acquisition, the Company issued an aggregate of 1,609,167 shares of the Company’s newly designated Series B Convertible Preferred Stock (“Series B Preferred Stock”), par value $0.01 per share. Of the shares of Series B Preferred Stock issued, 1,604,167 shares were issued to the Sellers, 5,000 shares were issued to IDG’s legal counsel as compensation, and 240,625 shares were placed in escrow to secure certain of the Sellers’ indemnity obligations under the Purchase Agreement for a period of up to 12 months. The 1,609,167 shares of Series B Preferred Stock are convertible into an aggregate of 16,091,670 shares of the Company’s common stock, par value $0.01 per share. In addition, the Company issued to one of the Sellers 575,000 shares of the Company’s unregistered common stock in consideration of his forgiveness of debt.

In connection with the acquisition, the Company also entered into a Consulting Agreement with IDG’s former Chief Executive Officer and director for an initial term of six months, which may be extended on a month-to-month basis or longer thereafter, and the payment of $9,000 per month.

In connection with the entry into the Purchase Agreement, the Company issued to a finder a warrant to purchase up to an aggregate of 500,000 shares of common stock of the Company, at an exercise price of $0.50 per share and expiring on April 15, 2021 (the “Warrant”).

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

On October 15, 2015, we completed the acquisition of International Development Group Limited, a Maryland corporation (“IDG”). Pursuant to the Stock Purchase Agreement (the “Purchase Agreement”), we acquired 100% of the capital stock of IDG, including two of IDG’s subsidiaries, fliCharge International Ltd. (“fliCharge”), in which IDG owns 70% of the capital stock and controls the operations, and the wholly-owned Group Mobile International Ltd. (“Group Mobile”). fliCharge owns patented conductive wire-free charging technology and is focused on innovation, sales, manufacturing and licensing core technology to large corporations in various industries. Group Mobile is a company with full service technical and customer support in rugged computers, mobile devices and accessories.

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

Recent Developments

Acquisition

On October 15, 2015, we completed the acquisition of IDG. Pursuant to the Purchase Agreement, we acquired 100% of the capital stock of IDG, including two of IDG’s subsidiaries, fliCharge and Group Mobile. fliCharge owns patented conductive wire-free charging technology and is focused on innovation, sales, manufacturing and licensing core technology to large corporations in various industries. Group Mobile is a company with full service technical and customer support in rugged computers, mobile devices and accessories.

In consideration for the acquisition, we issued an aggregate of 1,609,167 shares of our newly designated Series B Preferred Stock, par value $0.01 per share. Of the shares of Series B Preferred Stock issued, 1,604,167 shares were issued to the Sellers, 5,000 shares were issued to IDG’s legal counsel as compensation, and 240,625 shares were placed in escrow to secure certain of the Sellers’ indemnity obligations under the Purchase Agreement for a period of up to 12 months. The 1,609,167 shares of Series B Preferred Stock are convertible into an aggregate of 16,091,670 shares of our common stock, par value $0.01 per share. In addition, we issued to one of the Sellers 575,000 shares of our unregistered common stock in consideration of his forgiveness of debt.

In connection with the acquisition, we also entered into a Consulting Agreement with IDG’s former Chief Executive Officer and director for an initial term of six months, which may be extended on a month-to-month basis or longer thereafter, and the payment of $9,000 per month.

In connection with the entry into the Purchase Agreement, we issued to a finder a warrant to purchase up to an aggregate of 500,000 shares of our common stock, at an exercise price of $0.50 per share and expiring on April 15, 2021.

Notes Financing

On May 4, 2015 (the “Closing Date”), we entered into a securities purchase agreement with certain institutional investors in a registered direct offering of $12,500,000 of Senior Secured Convertible Notes (the “Notes”) and warrants to purchase up to 5,375,000 shares of our common stock. On the Closing Date, we issued the Notes, which are convertible into shares of our common stock at $1.00 per share, bear 8% interest and mature in 21 months from the date of issuance, unless earlier converted. In addition, we issued 5,375,000 warrants to purchase shares of our common stock, which are exercisable at $1.00 per share and are exercisable for a period of five years beginning on November 5, 2015. In connection with the issuance of the Notes and warrants, we received net cash proceeds of $12,425,000. Our obligations under the outstanding Notes are secured by a first priority perfected security interest in substantially all of our U.S. assets. In addition, stock of certain of our subsidiaries has been pledged. The outstanding Notes contain customary events of default, as well as covenants which include restrictions on the assumption of new debt by Vringo.

The principal amount of the outstanding Notes is being repaid monthly, and we may make such payments and related interest payments in cash or, subject to certain conditions, in registered shares of our common stock, at our election. If we choose to repay the Notes in shares of our common stock, the shares are issued at a 15% discount, based on the then-current market price data of our common stock. We may also repay the Notes in advance of the maturity schedule subject to early repayment penalties.

During August 2015, the holders of the Notes accelerated six principal installments in exchange for common stock as permitted under the securities purchase agreement. The debt is now expected to mature in July 2016.

During the three and nine months ended September 30, 2015, we made principal payments in the aggregate amount of $5.9 million and $7.1 million, respectively. We elected to make these principal payments in shares of our common stock, which are issued at a 15% discount to the market price. As such, we issued 14.6 million shares and 16.9 million shares in lieu of principal payments for the three and nine months ended September 30, 2015, respectively. Subsequent to September 30, 2015, quarterly payment of interest was made in shares of common stock and the monthly installments were paid in cash.

NASDAQ

On December 18, 2014, we received a notification letter from NASDAQ informing us that for the last 30 consecutive business days, the bid price of our securities had closed below $1.00 per share. This notice has no immediate effect on our NASDAQ listing and we had 180 calendar days, or until June 16, 2015, to regain compliance. We did not regain compliance during such period since the closing bid price of our securities was not at least $1.00 per share for a minimum of ten consecutive business days. On June 17, 2015, we received a letter from NASDAQ notifying us that we had been granted an additional 180-day period, or until December 14, 2015, to regain compliance with the minimum $1.00 bid price per share requirement for continued listing on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5810(c)(3)(A)(ii). We intend to cure the deficiency during this extended period by implementing a reverse stock split of our common stock, which is subject to approval of our stockholders. This proposal to effect such reverse stock split was included in the proxy materials filed on September 25, 2015. If we are unable to implement a reverse stock split and regain compliance with the minimum bid price requirement, we could be delisted.

Our Strategy

We operate in three technology related verticles; intellectual property monetization, wire-free charging and the sale of rugged computing devices. Quantum Stream and Vringo Infrastructure manage an intellectual property portfolio consisting of over 600 patents and patent applications, covering telecom infrastructure, internet search, mobile technologies and wire-free charging. These patents and patent applications have been developed internally or acquired from third parties. We strive to develop, acquire, license and protect innovation worldwide. Our fliCharge business unit owns a patented, conductive, wire-free charging technology that is already on the market and available to consumers. fliCharge is currently commercializing, partnering or developing products in numerous markets including automotive, education, office, healthcare, power tools and vaporizers. Our Group Mobile business unit is a supplier of built-to-order rugged computers, mobile devices and accessories. Group Mobile provides a high touch sales experience with full service technical and customer support in the rugged mobile computer market.

For an update on our intellectual property, refer to Part II Item 1, Legal Proceedings.

Financial Condition

Since January 2012, we have raised approximately $123,355,000, including the May 2015 financing transaction discussed above, which has been used to finance our operations. As of now, we have not yet generated any significant revenues. As of September 30, 2015, we had a cash balance of $14,402,000. Our average monthly cash spent in operations for the nine month period ended September 30, 2015 was approximately $1,500,000. This is not necessarily indicative of the future use of our working capital. In addition, we paid approximately $2,667,000 in deposits with courts beginning in the second quarter of 2014 to date, related to proceedings in Germany, Brazil, Romania, and Malaysia, which are included in Deposits with courts in the consolidated balance sheets as of September 30, 2015 and December 31, 2014. Deposits with courts paid in local currency are remeasured on the balance sheet date based on the related foreign exchange rate on that date. As of September 30, 2015, deposits with courts totaled $1,970,000.

As of September 30, 2015 and December 31, 2014, our total stockholders' equity was $16,702,000 and $31,180,000, respectively. The decrease in stockholders’ equity since December 31, 2014 is due to the operating loss during the nine month period ended September 30, 2015.

Our operating plans include increasing revenue through the licensing of our intellectual property, and product sales through our newly acquired Group Mobile and fliCharge business units.

Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. The majority of our expenditures to date consist of costs related to our litigation campaigns. In our cases against ZTE and ASUS, we incurred costs during the nine month period ended September 30, 2015 related to the preparation and filing of briefs and other court documents, as well as case preparation and management. A large percentage of these costs were incurred in the UK and the U.S. In civil law jurisdictions, such as Germany, France, Spain, and others, the majority of costs are incurred in the early stages of litigation. With respect to our litigation in these countries, the respective campaigns are currently in the later stages and therefore we have already incurred the large majority of the related anticipated costs. As such, based on our plans, costs in these jurisdictions are projected to be lower in the remainder of 2015 and other future periods.

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

Amortization and impairment of intangibles

Amortization of intangibles represents the amortization expense of our acquired patents, which is recognized on a straight-line basis over the remaining legal life of the patents. Impairment charges related to our acquired patents are recorded when an impairment indicator exists and the carrying amount of the related asset exceeds its fair value.

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

Income taxes

As of September 30, 2015, deferred tax assets generated from activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be generated before such net operating loss carryforwards expire.

Three month period ended September 30, 2015 compared to the three month period ended September 30, 2014

Revenue

	Three months ended September 30,
	2015	2014	Change
Revenue	$—	$150,000	$(150,000)

During the three month period ended September 30, 2014, we recorded total revenue of $150,000, which was due to a one-time payment in connection with a licensing agreement for certain of our owned intellectual property. We did not record revenue for the three month period ended September 30, 2015.

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

Operating legal costs

	Three months ended September 30,
	2015	2014	Change
Operating legal costs	$6,776,000	$8,865,000	$(2,089,000)

During the three month period ended September 30, 2015, our operating legal costs were $6,776,000, which represents a decrease of $2,089,000 (or 23.6%) from operating legal costs recorded for the three months ended September 30, 2014. This decrease was partially due to the timing and nature of consulting and patent litigation costs related to legal proceedings against ZTE and Google. With respect to our legal proceedings against ZTE, costs during the three month period ended September 30, 2015 were associated with our continued worldwide litigation efforts in the U.S. and other countries. We did not incur significant expenses in connection with our legal proceedings against Google during the three month period ended September 30, 2015.

We expect our operating legal costs to decrease during the remainder of 2015 as compared to 2014 since most of our litigation campaigns are in the later stages of development.

Amortization and impairment of intangibles

	Three months ended September 30,
	2015	2014	Change
Amortization and impairment of intangibles	$819,000	$2,333,000	$(1,514,000)

Our intangible assets consist of our patent portfolios, which are amortized over their remaining useful lives (i.e., through the expiration date of the patent). During the three month period ended September 30, 2015, amortization expense related to our intangible assets totaled $819,000, which represents a decrease of $1,514,000 (or 64.9%) from amortization of intangibles recorded for the three month period ended September 30, 2014. This decrease is attributable to the fact that the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al. were fully impaired during the third quarter of 2014. As such, there was less amortization expense during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

General and administrative

	Three months ended September 30,
	2015	2014	Change
General and administrative	$2,095,000	$4,148,000	$(2,053,000)

During the three month period ended September 30, 2015, general and administrative expenses decreased by $2,053,000 (or 49.5%), to $2,095,000, compared to $4,148,000 that was recorded during the three month period ended September 30, 2014. The reason for the decrease was attributable to several factors, primarily the decrease in stock-based compensation expense of approximately $1,503,000, as certain awards granted in July 2012 fully vested during 2015. There were also forfeitures of certain equity awards held by our former Chief Operating Officer and certain employees during the fourth quarter of 2014 and the nine month period ended September 30, 2015. There were no equity award grants during the three month period ended September 30, 2015. In addition, there was a decrease in payroll expense and office administration costs as compared to the prior period.

Non-operating income (expense), net

	Three months ended September 30,
	2015	2014	Change
Non-operating income (expense), net	$(2,181,000)	$2,820,000	$(5,001,000)

During the three month period ended September 30, 2015, we recorded non-operating expense, net, of $2,181,000 compared to non-operating income, net, of $2,820,000 during the three month period ended September 30, 2014. The non-operating expense recognized in the three month period ended September 30, 2015 was driven by various factors. Installment payments made to holders of the Senior Secured Convertible Notes from the securities purchase agreement that we entered into on May 4, 2015 resulted in an increase in interest expense of $1,708,000 for the three month period ended September 30, 2015. The interest expense is calculated using the effective interest method. In addition, we elected to repay the installments in registered shares, which are issued at a discount of 15% to market prices. This resulted in $1,044,000 recorded as a loss on the extinguishment of debt. The current period expense also relates to foreign exchange losses in connection with our deposits with courts.

The expenses reported during the three month period ended September 30, 2015 were offset by a gain on the revaluation of derivative liability warrants and conversion feature related to the securities purchase agreement. On the May 4, 2015, the net proceeds received were allocated amongst the Notes, the conversion feature, and the warrants issued to the holders of the Notes. The warrants and conversion feature are then revalued and marked to market as of each balance sheet date, which resulted in a gain of $716,000 for the three month period ended September 30, 2015.

During the three month period ended September 30, 2014, we recorded approximately $2,785,000 of income related to a decrease in the fair value of our derivative liabilities. On January 1, 2015, the down-round protection clauses associated with our remaining outstanding derivative warrants expired and, as a result, these warrants no longer meet the criteria for liability classification. As such, the related liabilities were revalued as of January 1, 2015 and the balance was reclassified to equity. There was no change in value of the derivative warrant liabilities between December 31, 2014 and January 1, 2015, and therefore no gain or loss was recorded during the three month period ended September 30, 2015

We expect that our non-operating income (expense) will remain highly volatile, and we may choose to fund our operations through additional financing. In particular, non-operating income (expense) will be affected by the adjustments to the fair value of our derivative instruments. Fair value of these derivative instruments depends on a variety of assumptions, such as estimations regarding triggering of down-round protection and estimated future share price. An estimated increase in the price of our common stock increases the value of the warrants and thus results in a loss on our statement of operations. In addition, high estimated probability of a down-round protection increases the value of the warrants and again results in a loss on our statement of operations.

Nine month period ended September 30, 2015 compared to the nine month period ended September 30, 2014

Revenue

	Nine months ended September 30,
	2015	2014	Change
Revenue	$150,000	$1,200,000	$(1,050,000)

During the nine month period ended September 30, 2015, we recorded total revenue of $150,000, which represents a decrease of $1,050,000 (or 87.5%) as compared to the nine month period ended September 30, 2014. The current period revenue was due to a one-time payment in connection with a license and settlement agreement for certain of our owned intellectual property. Revenue during the nine month period ended September 30, 2014 of $1,200,000 was due to certain one-time payments in connection with license and settlement agreements for certain of our owned intellectual property.

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

Operating legal costs

	Nine months ended September 30,
	2015	2014	Change
Operating legal costs	$15,341,000	$19,722,000	$(4,381,000)

During the nine month period ended September 30, 2015, our operating legal costs were $15,341,000, which represents a decrease of $4,381,000 (or 22.2%) from operating legal costs recorded for the nine months ended September 30, 2014. This decrease was primarily due to the timing and nature of consulting and patent litigation costs related to legal proceedings against ZTE and Google. During the nine month period ended September 30, 2014, there were costs associated with the oral argument heard in the appeals court in May 2014 in connection with our legal proceedings against Google. With respect to our legal proceedings against ZTE, costs during the nine month period ended September 30, 2014 were associated with our continued worldwide litigation efforts including commencement of legal actions in Brazil, Malaysia, Spain, Netherlands, and other countries.

With respect to our legal proceedings against ZTE, costs during the nine month period ended September 30, 2015 were associated with our continued worldwide litigation efforts in the UK, U.S., and other countries. We did not incur significant expenses in connection with our legal proceedings against Google during the nine month period ended September 30, 2015. It is uncertain whether our operating legal costs will increase over time.

Amortization and impairment of intangibles

	Nine months ended September 30,
	2015	2014	Change
Amortization and impairment of intangibles	$2,436,000	$4,258,000	$(1,822,000)

Our intangible assets consist of our patent portfolios, which are amortized over their remaining useful lives (i.e., through the expiration date of the patent). During the nine month period ended September 30, 2015, amortization expense related to our intangible assets totaled $2,436,000, which represents a decrease of $1,822,000 (or 42.8%) from amortization of intangibles recorded for the nine month period ended September 30, 2014. This decrease is attributable to the fact that the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al. were fully impaired during the third quarter of 2014. As such, there was less amortization expense during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

General and administrative

	Nine months ended September 30,
	2015	2014	Change
General and administrative	$7,391,000	$12,594,000	$(5,203,000)

During the nine month period ended September 30, 2015, general and administrative expenses decreased by $5,203,000 (or 41.3%), to $7,391,000, compared to $12,594,000 that was recorded during the nine month period ended September 30, 2014. The overall decrease in general and administrative expenses was primarily due to a decrease in the stock-based compensation expense for the first nine months of 2015 as compared to the same period during 2014. The reason for the decrease was attributable to several factors. Stock-based compensation awards granted during July 2012 fully vested in 2015. There were forfeitures of certain equity awards held by our former Chief Operating Officer and certain employees during the fourth quarter of 2014 and the first quarter of 2015. Also, the awards associated with the current period expense were valued lower than the awards associated with the prior period expense, mostly due to the decrease in our stock price, which also contributed to the decrease in stock-based compensation expense.

Lastly, we completed consolidation of corporate functions in New York in 2014 and implemented cost savings strategies in 2015 that resulted in a decrease in payroll expense and office administration costs as compared to the prior period.

Non-operating income (expense), net

	Nine months ended September 30,
	2015	2014	Change
Non-operating income (expense), net	$(2,338,000)	$2,049,000	$(4,387,000)

During the nine month period ended September 30, 2015, we recorded non-operating expense, net, in the amount of $2,338,000 compared to non-operating income, net, in the amount of $2,049,000 recorded during the nine month period ended September 30, 2014. The non-operating expense recognized in the nine month period ended September 30, 2015 was driven by various factors. Installment payments made to holders of the Senior Secured Convertible Notes from the securities purchase agreement that we entered into on May 4, 2015 resulted in an increase in interest expense of $2,173,000 for the nine month period ended September 30, 2015. The interest expense is calculated using the effective interest method. In addition, we elected to repay the installments in registered shares, which are issued at a discount of 15% to market prices. This resulted in $1,254,000 recorded as a loss on the extinguishment of debt. The current period expense also relates to foreign exchange losses in connection with our deposits with courts.

The expenses reported during the nine month period ended September 30, 2015 were offset by a gain on the revaluation of derivative liability warrants and conversion feature related to the securities purchase agreement. On the May 4, 2015, the net proceeds received were allocated amongst the Notes, the conversion feature, and the warrants issued to the holders of the Notes. The warrants and conversion feature were then revalued and marked to market as of the balance sheet date, which resulted in a gain of $1,411,000.

During the nine month period ended September 30, 2014, we recorded approximately $2,057,000 of income related to a decrease in the fair value of our derivative warrant liabilities. This was offset by $65,000 of expense recorded in connection with the issuance of warrants in June 2014.

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

	Nine months ended September 30,
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

During the nine month period ended September 30, 2015, there were no results from discontinued operations since all related activities ceased when the sale was executed.

Liquidity and Capital Resources

As of September 30, 2015, we had a cash balance of $14,402,000. This represents a decrease of $1,621,000 from our cash balance on December 31, 2014, which is mainly due to the net cash used in operations of approximately $13,553,000 during the nine month period ended September 30, 2015. Our average monthly cash spent in operations for the nine month periods ended September 30, 2015 and 2014 was approximately $1,500,000 and $2,200,000, respectively. Included in the 2015 year to date spend of $13,553,000 are prepaid expenses for annual insurance contract premiums and deposits with law firms representing us in the United Kingdom totaling $928,000, as well as deposits with courts made during 2015 in Romania and Germany totaling $272,000. In addition, we received net proceeds of $12,425,000 as part of the securities purchase agreement we entered into on May 4, 2015.

The majority of our expenditures during the nine months ended September 30, 2015 consisted of costs related to our litigation campaigns. In our cases against ZTE and ASUS, we incurred costs during the nine month period ended September 30, 2015 related to the preparation and filing of briefs and other court documents, as well as case preparation and management. A large percentage of these costs were incurred in the UK and the U.S. In civil law jurisdictions, such as Germany, France, Spain, and others, the majority of costs are incurred in the early stages of litigation and we anticipate that the costs in these jurisdictions will be lower in future periods. In addition, we paid approximately $2,667,000 in deposits with courts beginning in the second quarter of 2014 to date, related to our proceedings in Germany, Brazil, Romania and Malaysia. Deposits with courts paid in local currency are re-measured on the balance sheet date based on the related foreign exchange rate on that date. As of September 30, 2015, deposits with courts totaled $1,970,000.

On May 4, 2015, we entered into a securities purchase agreement with certain institutional investors in a registered direct offering of $12,500,000 of Notes and certain warrants to purchase shares of our common stock. At closing, we issued the Notes, which are convertible into shares of our common stock at $1.00 per share, bear 8% interest and mature in 21 months from the date of issuance, unless earlier converted. In addition, we issued approximately 5,375,000 warrants to purchase shares of our common stock, which are exercisable at $1.00 per share and are exercisable for a period of five years beginning on November 5, 2015. In connection with the issuance of the Notes and warrants, we received net cash proceeds of $12,425,000. Our obligations under the outstanding Notes are secured by a first priority perfected security interest in substantially all of our U.S. assets. In addition, stock of certain of our subsidiaries has been pledged. The outstanding Notes contain customary events of default, as well as covenants, which include restrictions on our assumption of new debt.

The principal amount of the outstanding Notes is being repaid monthly, and we may make such payments and related interest payments in cash or, subject to certain conditions, in registered shares of our common stock, at our election. If we choose to repay the Notes in shares of our common stock, the shares are issued at a 15% discount, based on the then-current market price data of our common stock. We may also repay the Notes in advance of the maturity schedule subject to early repayment penalties.

During August 2015, the holders of the Notes accelerated six principal installments in exchange for common stock as permitted under the securities purchase agreement. The debt is now expected to mature in July 2016.

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

Cash flows

	Nine months ended September 30,
	2015	2014	Change
Net cash used in operating activities	$(13,553,000)	$(20,215,000)	$6,662,000
Net cash used in investing activities	$(272,000)	$(2,550,000)	$2,278,000
Cash provided by financing activities	$12,207,000	$13,452,000	$(1,245,000)

Operating activities

During the nine month period ended September 30, 2015, net cash used in operating activities totaled $13,553,000 compared to net cash used in operating activities of $20,215,000 during the nine month period ended September 30, 2014. The decrease of $6,662,000 was mainly due to the timing and nature of litigation costs described above.

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

Investing activities

During the nine month period ended September 30, 2015, net cash used in investing activities totaled $272,000, which represents the deposit we made to a Romanian court to enforce an injunction against ZTE in Romania and the deposit we made in Germany to enforce review of accounting records. Net cash used in investing activities during the nine month period ended September 30, 2014 is mostly comprised of the $2,304,000 deposited with courts that is described above. There was also an increase in fixed asset purchases during the nine month period ended September 30, 2014.

We expect that net cash used in investing activities will increase as we intend to continue to acquire additional intellectual property assets and invest surplus cash, according to our investment policy.

Financing activities

During the nine month period ended September 30, 2015, we received net proceeds of $12,425,000 from a securities purchase in a registered direct offering of $12,500,000 of Notes and warrants to purchase up to 5,375,000 shares of our common stock. This amount was offset by the amount of debt issuance costs that were paid in relation to the agreement. During the nine month period ended September 30, 2014, cash provided by financing activities totaled $13,452,000, which relates to funds that we received from the exercises of warrants and stock options in the total amount of $11,292,000 and $2,160,000, respectively.

A significant portion of our issued and outstanding warrants, for which the underlying shares of common stock held by non-affiliates are freely tradable, are currently “out of the money.” Therefore, the potential of additional incoming funds from exercises by our warrant holders is currently very limited. To the extent that any of our issued and outstanding warrants were “in the money,” it could be used as a source of additional funding if the warrant holders choose to exercise their warrants for cash.

We may also choose to raise additional funds in connection with any acquisitions of patent portfolios or other intellectual property assets that we may pursue. There can be no assurance, however, that any such opportunity will materialize. Moreover, any such financing would likely be dilutive to our current stockholders.

Off-Balance Sheet Arrangements

From October 2012 through the filing date of this Quarterly Report on Form 10-Q, our subsidiaries filed patent infringement lawsuits against the subsidiaries of ZTE Corporation in the UK, France, Germany, Australia, India, Brazil, Malaysia, Romania, and the Netherlands. Should we be deemed the losing party in any of its applications to the court in the UK, we may be held responsible for a portion of the defendant’s legal fees for the relevant application or for the litigation. Pursuant to negotiation with ZTE’s UK subsidiary, as part of standard legal procedures in the UK, we placed two written commitments to ensure the payment of a potential liability by Vringo Infrastructure resulting for the two cases filed in the fourth quarter of 2012 and second quarter of 2013, which the defendants estimated to be approximately $2,900,000 each. With respect to these written commitments, we believe that Vringo’s commitments will be shortly discharged since all claims in the UK cases, other than the remedies for the patent found infringed and valid as amended, have been dismissed. As such, any remaining costs where Vringo was not the “commercial victor” as defined under UK procedural law can be assessed. We believe that the amounts of the written commitments well exceed any costs, to the extent that they are assessed, and anticipate that such costs will not exceed the amount of the estimated liability recorded in our consolidated balance sheet as of September 30, 2015.

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

Contractual Obligations

The following table summarizes our future contractual obligations beginning on October 1, 2015:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$1,674,000	$403,000	$820,000	$451,000	$—
Total	$1,674,000	$403,000	$820,000	$451,000	$—

In January 2014, the Company entered into an amended lease agreement for its corporate executive office in New York for the lease of a different office space within the same building. The initial annual rental fee for this new office is approximately $403,000 (subject to certain future escalations and adjustments) beginning on August 1, 2014, which was the date when the new office space was available. This lease will expire in October 2019.

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

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. To minimize risks in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in securities such as commercial paper and money market funds. As of September 30, 2015 and December 31, 2014, our cash was mostly held in money market funds in the amounts of $8,092,000 and $13,085,000, respectively. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Accordingly, a 100 basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a material impact on the value of such money market funds.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

On December 17, 2013, the Court issued its judgment in the second European patent case, finding that ZTE infringed that patent and ordering an accounting and an injunction upon payment of the appropriate bonds. On February 19, 2014, Vringo Germany filed suit in the Mannheim Regional Court seeking enforcement of the accounting ordered and a further order that non-compliance be subject to civil and criminal penalties. On May 5, 2014, we paid a bond of €1,000,000 (approximately $1,124,000 as of September 30, 2015) to the Court in order to enforce the injunction against ZTE, and on May 20, 2015, we paid an additional bond of €50,000 (approximately $56,000 as of September 30, 2015) to enforce review of accounting records. On December 27, 2013, ZTE filed a notice of appeal of the Mannheim Regional Court’s judgment in the second European patent case, and on January 24, 2014, ZTE filed an emergency motion with the Court of Appeals seeking a stay of the judge’s order pending appeal. On February 24, 2014, ZTE’s motion was denied. A hearing in the appeal is scheduled for the second quarter of 2016.

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

ZTE filed nullity suits with respect to the first and second European patents in the Federal Patents Court in Munich, Germany during the second and fourth quarters, respectively, of 2013. On July 3, 2015, the Court decided that certain claims that read on handover between radio network controllers, a key part of 3G infrastructure technology of the first European patent are valid as amended. Both parties have appealed portions of that ruling. Trial in the nullity suit with respect to the second European patent has been scheduled for the fourth quarter of 2015.

ZTE filed a nullity suit with respect to the third European patent in the Federal Patents Court in Munich, Germany, in the fourth quarter of 2013. In addition, ZTE filed a nullity suit with respect to the fourth European patent in the Federal Patents Court in Munich, Germany, in the second quarter of 2014. Trials in the nullity suits are expected to occur in the first half of 2016.

In May 2015, ZTE filed nullity suits in the Federal Patents Court in Munich, Germany, with respect to three European patents not currently being asserted against ZTE. No schedule has currently been set in those cases.

People’s Republic of China

ZTE has filed 33 reexamination requests of Vringo’s Chinese patents with the Patent Re-Examination Board (“PRB”) of the State Intellectual Property Office of the People’s Republic of China (“China”). To date, the PRB has upheld the validity of 17 of Vringo’s patents, partially upheld the validity of two of Vringo’s patents, and has held that 13 of Vringo’s patents are invalid. Vringo has filed appeals on the PRB’s decision on the patents that have been held invalid. The appeal process is expected to take at least one year. The remaining reexamination requests remain pending, with decisions expected to be rendered on a rolling basis.

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

France

On March 29, 2013, Vringo Infrastructure filed a patent infringement lawsuit in France in the Tribunal de Grande Instance de Paris, alleging infringement of the French part of two European patents. Vringo Infrastructure filed the lawsuit based on particular information uncovered during a seizure to obtain evidence of infringement, known as a saisie-contrefaçon, which was executed at two of ZTE's facilities in France. On October 30, 2015, the Tribunal held the claims-in-suit of the first European patent invalid, and held that the claims-in-suit of the second European patent do not implement the relevant standard, without commenting on that patent’s validity. We plan to appeal the Tribunal’s ruling. The appeal process is anticipated to take at least one year.

Australia

On June 11, 2013, Vringo Infrastructure filed a patent infringement lawsuit in the Federal Court of Australia in the New South Wales registry, alleging infringement by ZTE of two Australian patents. In March 2015, finding that Vringo has established a prima facie case that ZTE has infringed its Australian patents, the Court granted Vringo’s request to join ZTE Corporation as a party to the action. No current estimate for a trial date is available.

Spain

On September 6, 2013, Vringo Infrastructure filed a preliminary inquiry order against ZTE in the Commercial Court of Madrid, Spain, requiring ZTE to provide discovery relating to alleged infringement of a patent which is the Spanish counter-part of the second European patent filed in Germany. In light of ZTE’s non-responsiveness to the order, on March 24, 2014, the Court granted our request to seek discovery of four of ZTE’s Spanish customers. We have received responses from all four customers. On July 31, 2014, ZTE filed a nullity suit in the Commercial Court of Madrid seeking to invalidate two of the Spanish counter-parts of Vringo’s European patents, including the patent found valid as amended and infringed in the UK.

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

Brazil

On April 14, 2014, Vringo Infrastructure filed a patent infringement lawsuit assigned to the 5th Trial Court of Rio de Janeiro State Court in Brazil, alleging infringement of a Brazilian patent related to 3G/4G/LTE infrastructure. This is the Brazilian counterpart to the patent found to be valid as amended and infringed in the UK. On April 15, 2014, the court granted an ex-parte preliminary injunction restraining ZTE from manufacturing, using, offering for sale, selling, installing, testing, or importing such infrastructure equipment, subject to a fine. The Company posted a bond of approximately R$2,020,000 (approximately $492,000 as of September 30, 2015) with the court on April 17, 2014 as a surety against the truth of the allegations contained in the complaint. ZTE has filed numerous appeals against the injunction since, all of which have been rejected.

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

In April 2015, ZTE filed a second suit in the Federal District Court in Rio de Janeiro, against Vringo and the Brazilian patent office, seeking to prevent Vringo from enforcing the injunction issued in the state court. The Court denied ZTE’s request for a preliminary injunction against Vringo with regard to this matter on June 3, 2015. A schedule for this matter has not yet been set.

Malaysia

On June 23, 2014, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the High Court of Malaya at Kuala Lumpur. The Court is expected to hear the case in early 2016.

Romania

On June 23, 2014, Vringo Infrastructure filed a patent infringement lawsuit against ZTE in the Bucharest Tribunal Civil Section. On July 1, 2014, the court granted an ex-parte preliminary injunction, ordering ZTE to cease any importation, exportation, introduction on the market, offer for sale, storage, sale, trade, distribution, promotion, or any other business activity regarding the infringing product. ZTE appealed the injunction and, on October 10, 2014, the Bucharest Court of Appeal suspended enforcement of the injunction in light of ZTE’s allegations that it was immediately subject to approximately €31,500,000 in contract losses, pending the outcome of the appeal. On January 8, 2015, the Court rejected ZTE’s appeal, and reinstated the injunction with immediate effect. The Court ordered Vringo to pay a bond of approximately €243,000 in order to continue to enforce the injunction. On February 4, 2015, the Court rejected ZTE’s request for the Court to order Vringo to pay an increased bond of €40,000,000, in a final decision that may not be appealed. Vringo paid the €243,000 bond on February 11, 2015 (approximately $273,000 as of September 30, 2015). ZTE has filed numerous appeals against the injunction since, all of which have been rejected.

Netherlands

On May 28, 2014, Vringo Infrastructure commenced legal proceedings, pursuant to European Anti-Piracy Regulations, Number 1383/2003, Article 11 against ZTE in the District Court of The Hague. ZTE has filed an invalidity lawsuit for the patent-in-suit. On August 19, 2014, Vringo Infrastructure filed another suit at the District Court of The Hague, which subsumed the May 18, 2014 lawsuit. A hearing in this matter is expected to take place in late 2016.

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

On October 23, 2014, ZTE filed suit in the District Court of The Hague seeking the invalidity of Vringo’s European Patent that is the subject of the other proceedings taking place in the same Court. A hearing in this matter took place in the third quarter of 2015. On October 28, 2015, the District Court of The Hague found the European patent invalid. We plan to appeal the ruling. The appeal process is anticipated to take up to one year.

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

National Development and Reform Commission (China)

On January 13, 2015, Vringo Infrastructure received a Request for Assistance in Investigation from the National Development and Reform Commission of the People’s Republic of China (“NDRC”). This request was based on a complaint filed by ZTE against Vringo. The NDRC has demanded that Vringo consent to mediation with ZTE overseen by the NDRC. Vringo is actively responding to the NDRC’s concerns and working to convince NDRC that ZTE’s claims have no merit. Vringo is additionally working to ensure that the NDRC respects the various relevant treaties to which the United States and China are signatories.

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

Quantum Stream

In 2012, we purchased a portfolio of patents invented by Tayo Akadiri relating to content distribution. The portfolio includes seven patents as well as several pending patent applications. As one of the means of realizing the value of these patents, on October 20, 2015, we filed suit against DirecTV in the United States District Court for the Southern District of New York.

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

On November 6, 2012, the jury ruled in favor of I/P Engine and against the Defendants. On August 15, 2014, the Court of Appeals for the Federal Circuit (“Federal Circuit”) held that the claims of the patents-in-suit asserted by I/P Engine against the Defendants are invalid for obviousness. Vringo sought review, by the Supreme Court of the United States (“Supreme Court”), of the Federal Circuit’s opinion, and, on October 5, 2015, the Supreme Court denied Vringo’s petition for a writ of certiorari.

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

As of November 9, 2015 we had 10,066,796 warrants outstanding which can be exercised for 10,066,796 shares of common stock and incentive equity instruments outstanding to purchase 8,714,845 shares of our common stock granted to our management, employees, directors and consultants. Substantially all of these aforementioned outstanding equity instruments are currently “out of the money” and therefore our ability to raise capital through the exercise of these outstanding instruments are significantly limited.

The exercise of a substantial number of warrants or options by our security holders may have an adverse effect on the market price of our common stock.

Should our warrants outstanding as of November 9, 2015 be exercised, there would be an additional 10,066,796 shares of common stock eligible for trading in the public market. The incentive equity instruments currently outstanding to purchase 8,714,845 shares of our common stock granted to our management, employees, directors and consultants are subject to acceleration of vesting of 75% and 100% (according to the agreement signed with each grantee), upon a subsequent change of control. Such securities, if exercised, will increase the number of issued and outstanding shares of our common stock. Therefore, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants and options could have an adverse effect on the market price for our securities and/or on our ability to obtain future financing.

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

The Notes bear interest at a rate of 8.0% per year, and payments with respect to the principal amount of the Notes is payable monthly; the interest is payable quarterly beginning July 1, 2015. If we are unable to satisfy certain equity conditions, we will be required to pay all amounts due on any payment date in cash. If a change of control occurs, holders of the Notes may require us to repurchase, for cash, all or a portion of their Notes. Our ability to make payments of principal and interest on the Notes, to redeem the Notes and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot provide assurance that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to pay the interest on the Notes or to repurchase or redeem the Notes, or that our cash needs will not increase.

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

Our business is focused on the assertion of our patent portfolios, the commercialization of wire-free charging and the sale of rugged computing devices of which the earliest of these assets and businesses was acquired by us in June 2011. Therefore, we not only have a limited operating history, but also a limited track record in executing our business model which includes, among other things, creating, prosecuting, licensing, litigating or otherwise monetizing our patent assets. Our limited operating history makes it difficult to evaluate our current business model and future prospects.

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

The expected benefits of the acquisition may not be realized.

The success of the acquisition of IDG will depend, in large part, on the ability to realize the anticipated benefits from combining the businesses of Vringo and IDG. To be successful after the acquisition of IDG, we will need to combine and integrate the operations of Vringo and IDG and its acquired subsidiaries. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in failure to achieve some or all of the anticipated benefits of the acquisition. Integration will require substantial management attention and resources and could detract attention and resources from the day-to-day business of Vringo. Vringo could encounter difficulties in the integration process, such as difficulties offering products and services, the need to revisit assumptions about reserves, revenues, capital expenditures and operating costs, including synergies, the loss of key employees or customers or the need to address unanticipated liabilities, while maintaining focus on developing, producing and delivering products and services, conforming standards, controls, procedures and policies. Similarly, the integration efforts could have an adverse effect on the business of IDG, its relationships with its customers, suppliers, vendors and partners. If Vringo cannot integrate IDG’s business successfully with its own, Vringo may fail to realize the expected benefits of the acquisition, including the expected revenues. In addition, there is no assurance that all of the goals and anticipated benefits of the acquisition will be achievable, particularly as the achievement of the benefits are in many important respects subject to factors that we do not control. These factors would include such things as the reactions of third parties with whom we enter into contracts and do business and the reactions of investors and analysts.

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

On December 18, 2014, we received a notification letter from NASDAQ informing us that for the last 30 consecutive business days, the bid price of our securities had closed below $1.00 per share. This notice has no immediate effect on our NASDAQ listing and we had 180 calendar days, or until June 16, 2015, to regain compliance. We did not regain compliance during such period since the closing bid price of our securities was not at least $1.00 per share for a minimum of ten consecutive business days. On June 17, 2015, we received a letter from NASDAQ notifying us that we had been granted an additional 180-day period, or until December 14, 2015, to regain compliance with the minimum $1.00 bid price per share requirement for continued listing on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5810(c)(3)(A)(ii). We intend to cure the deficiency during this extended period by implementing a reverse stock split of our common stock, which is subject to approval of our stockholders. If we are unable to implement a reverse stock split and regain compliance with the minimum bid price requirement, we could be delisted.

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

As of November 9, 2015, we had 112,720,838 shares of common stock issued and outstanding, excluding shares of common stock issuable upon exercise of warrants, options or restricted stock units. As shares saleable under Rule 144 are sold or as restrictions on resale lapse, the market price of our common stock could drop significantly, if the holders of restricted shares sell them, or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2015).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2015).

10.1	Form of Stock Purchase Agreement, dated as of October 15, 2015, by and between Vringo, Inc., International Development Group Limited, the sellers party thereto and the sellers’ representative (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2015).

10.2	Amendment No. 1 to Employment Agreement dated August 20, 2015, by and between Vringo, Inc. and Andrew D. Perlman (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 21, 2015).

10.3	Amendment No. 2 to Employment Agreement, dated October 13, 2015, by and between Vringo, Inc. and Andrew D. Perlman (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 16, 2015).

10.4	Amendment No. 1 to Employment Agreement, dated October 13, 2015, by and between Vringo, Inc. and Anastasia Nyrkovskaya (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 16, 2015).

10.5	Amendment No. 1 to Employment Agreement, dated October 13, 2015, by and between Vringo, Inc. and David L. Cohen (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on October 16, 2015).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 2015.

VRINGO, INC.

By:	/s/ ANASTASIA NYRKOVSKAYA
Anastasia Nyrkovskaya
Chief Financial Officer
(Principal Financial and Accounting Officer)

