Form 10-K
period 2015-12-31
Vringo Inc
filed 2016-03-10
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 001-34785

VRINGO, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4988129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I8dentification No.)

780 Third Avenue, 12th Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 309-7549

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer ", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer [Do not check if a smaller reporting company]	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the closing sale price of such shares on The NASDAQ Stock Market LLC on June 30, 2015 was $49,466,000.

As of March 10, 2016, 14,956,026 shares of the registrant's common stock are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

These risks and uncertainties, many of which are beyond our control, include:

•	our ability to license and monetize our patents, including litigation outcomes;

•	the impact of the business and asset acquisitions we make on our business and operating results;

•	our ability to develop and introduce new products and/or develop new intellectual property to protect those products;

•	our ability to protect our intellectual property rights;

•	new legislation, regulations or court rulings related to enforcing patents that could harm our business and operating results;

•	our ability to raise additional capital to fund our operations and business plan;

•	our ability to retain key members of our management team;

•	general economic conditions and level of information technology and consumer electronics spending;

•	the loss of one or more of our significant Original Equipment Manufacturer (“OEM”) suppliers;

•	unexpected trends in the mobile phone and telecom computing industries and potential technology obsolescence;

•	market acceptance, quality, pricing, availability and useful life of our products and services, as well as the mix of our products and services sold; and

•	competitive conditions within our industries.

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

All references in this Annual Report on Form 10-K to “we,” “us” and “our” refer to Vringo, Inc., a Delaware corporation, and its consolidated subsidiaries, unless the context requires otherwise.

PART I

ITEM 1. BUSINESS

Overview

Vringo, Inc. (“Vringo”) is engaged in the innovation, development and monetization of intellectual property, as well as the commercialization and distribution of wire-free power and rugged computing devices. Our company has three operating segments:

•	Intellectual Property

•	Fli Charge

•	Group Mobile

On July 19, 2012, we consummated a merger with Innovate/Protect, Inc., then a privately held Delaware corporation (“I/P”). On August 9, 2012, we acquired a patent portfolio from Nokia Corporation (“Nokia”), comprised of 124 patent families with counterparts in certain jurisdictions worldwide, for $22,000,000. Under the terms of the purchase agreement, to the extent that the gross revenue, as defined by the agreement, exceeds $22,000,000, we are obligated to pay Nokia a royalty of 35% of such excess.

On October 15, 2015, we acquired 100% of International Development Group Limited (“IDG”), a holding company, including its two subsidiaries: fliCharge International Ltd. (“Fli Charge”) and Group Mobile International, LLC (“Group Mobile”). IDG owned 70% of Fli Charge and 100% of Group Mobile. The purchase was a stock purchase whereby we acquired the entire interest in IDG in exchange for shares of our Series B Convertible Preferred Stock (“Series B Preferred”) and unregistered shares of our common stock. The total value of the consideration was $5,571,000. On December 28, 2015, we acquired the remaining 30% of Fli Charge from third party shareholders in exchange for shares of our unregistered common stock. Refer to Business – Recent Developments for further discussion.

Fli Charge owns a patented conductive wire-free charging technology and is focused on the development and commercialization of its technology through the direct to consumer sale of enablements as well as partnerships and licensing agreements in various industries. Fli Charge is currently working with partners that are interested in implementing Fli Charge technology for smart furniture, Original Equipment Manufacturers (“OEM”) and after-market automobiles, and vaporizers. Fli Charge’s business model is to license its technology in exchange for recurring licensing revenue, as well as to manufacture and commercialize its own conductive charging pads and associated cases for phones, tablets and laptops.

Group Mobile is a full service reseller of rugged computers, rugged tablets, rugged mobile devices, accessories and other related products geared toward emergency first responders, municipalities and corporations. In addition, Group Mobile specializes in high-quality customer support.

Prior to December 31, 2013, we operated a global platform for the distribution of mobile social applications and services. On February 18, 2014, we sold our mobile social application business to InfoMedia Services Limited (“InfoMedia”), receiving an 8.25% ownership interest in InfoMedia as consideration and a seat on the board of directors of InfoMedia. As part of the transaction, we have the opportunity to license certain intellectual property assets and work with InfoMedia to identify and protect new intellectual property.

Each of our operating segments is described below.

Intellectual Property

Our Intellectual Property operating segment is engaged in the innovation, development and monetization of intellectual property. Our portfolio consists of over 600 patents and patent applications covering telecom infrastructure, internet search, ad-insertion and mobile technologies; it includes the following key categories:

•	Wireless Infrastructure and Devices – This portfolio encompasses technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services. Declarations were filed by Nokia, the portfolio’s predecessor-in-title, with various standard setting organizations, that a number of patent families may be essential to wireless communication standards. Currently, we believe that 28 of the 124 acquired patent families are actually essential.

•	Content Distribution – In 2012, we purchased a portfolio of patents invented by Tayo Akadiri relating to content distribution. The portfolio includes seven patents as well as several pending patent applications. As one of the means of realizing the value of these patents, on October 20, 2015, we filed suit against DirecTV in the United States District Court for the Southern District of New York.

•	We also filed over 60 internally developed patents and patent applications, in the areas of cognitive radio, wireless energy, video group messaging, behavioral modification and mobile phone security.

We are currently focused on identifying, generating, acquiring and deriving economic benefits from intellectual property assets and we monetize our technology portfolio through a variety of value enhancing initiatives, including, but not limited to licensing, litigation and strategic partnerships. For further information regarding our intellectual property enforcement activities, refer to Part I, Item 3, Legal Proceedings, in this Annual Report on Form 10-K.

Fli Charge

Fli Charge is a wire-free power company dedicated to making it easier for people to power and charge the multitude of mobile electronic devices they use on a daily basis. By eliminating the need to search and compete for outlets and charging cables, we are improving the powering and charging experience for all battery and DC powered devices.

Fli Charge designs, develops, licenses, manufactures and markets wire-free conductive power and charging solutions. Fli Charge is currently working with partners in several verticals to bring products to market. These verticals include education, office, hospitality, automotive and consumer electronics among others. To date, we have not yet generated any substantial revenue from our products. We believe that Fli Charge’s patented technology is the only wire-free power solution that is fully interoperable between different mobile devices ranging from smartphones to power tools, and many more. Fli Charge’s wire-free power solution can simultaneously power multiple devices on the same pad no matter their power requirements or positions on the pad.

The Fli Charge ecosystem consists of power pads or surfaces as well as devices that are connected to or embedded with Fli Charge enabling technology. Fli Charge pads and surfaces are connected to a power source or battery. The surface of the pad has conductive contact strips that provide power and are constantly monitored by control circuitry that immediately halts power transfer if an unapproved load or short-circuit condition is detected. Fli Charge-enabled devices are embedded with the Fli Charge contact enablement that consists of four contact points, known as the Fli Charge “constellation.” The constellation is designed to make an immediate and continuous electrical connection with the contact strips regardless of the device’s orientation on the pad. The enablement monitors the power coming from the pad and ensures that the correct amount of power goes to the device. Once an approved Fli Charge device is placed on a pad, power is transferred immediately to charge or power the device.

There are several competing wire-free charging technologies on the market or under development today. The most popular competing technology is inductive wireless charging in which magnetic induction uses a magnetic coil to create resonance, which can transmit energy over a relatively short distance. The amount of power delivered is a function of the size of the coils, and the coils must be aligned and paired within a typical distance of less than one inch. Products utilizing magnetic induction have been available for 10+ years in products such as rechargeable electronic toothbrushes and pace makers. The leading inductive technologies deliver a maximum of 10-15 watts. Other competing technologies include magnetic resonance, RF harvesting, laser and ultrasound.

As compared to each of the competing wire-free technologies above, we believe that our conductive technology exhibits many competitive advantages including:

•	charge rates/efficiency – Fli Charge pads charge devices nearly as fast as plugging them into a wall outlet;

•	multiple devices – Fli Charge pads can charge or power multiple devices at the same time without reducing the charging speed;

•	safety – Fli Charge’s technology is as safe as plugging devices into a wall outlet;

•

maximum power – Fli Charge pads can supply as much as 150 watts of power, which is enough to charge or power devices with relatively high power requirements such as power tool batteries and flat screen monitors;

•	positioning freedom – Fli Charge’s technology allows for devices to be placed in any orientation, anywhere on the pad, without sacrificing any charging speed; and

•	compatibility – all Fli Charge enabled electronic devices are compatible with all Fli Charge pads.

Group Mobile

Group Mobile is a provider of rugged, mobile and field-use computing products, serving customers worldwide. Group Mobile provides total hardware solutions, carrying rugged laptops, tablets, and handheld computers. Group Mobile also carries rugged mobile printers, vehicle computer docking and mounting gear, power accessories, wireless communication products, antennas, carrying cases, and all the peripherals, accessories, and add-ons needed to maximize productivity in a mobile- or field-computing environment. Group Mobile operates a full-service ecommerce website with live chat, up-to-date product information, and computer system configuration capabilities.

Group Mobile purchases rugged mobile computing equipment and complementary products from its primary distribution and manufacturing partners and sells them to enterprise, reseller, and retail customers. Our primary customers range from corporations to local governments, emergency first responders and healthcare organizations. We believe that Group Mobile’s business is characterized by gross profits as a percentage of revenue slightly higher than is commonly found in resellers of computing devices. The market for rugged mobile computing products is trending towards an increase in the volume of unit sales combined with declining unit prices as the business transitions from primarily being comprised of laptops to one primarily comprised of rugged tablets. As this transition has occurred, Group Mobile is seeing shortened product life cycles and industry specific devices for segments such as healthcare. Group Mobile sets sale prices based on the market supply and demand characteristics for each particular product. Group Mobile is highly dependent on the end-market demand for rugged mobile computing products, which is influenced by many factors including the introduction of new IT products by OEM, replacement cycles for existing rugged mobile computing products, overall economic growth, local and state budgets, and general business activity.

Product costs represent the single largest expense and product inventory is one of the largest working capital investments for Group Mobile. Group Mobile’s primary suppliers include Synnex Corporation, Ingram Micro Inc., Xplore Technologies Corporation and Flextronics International Ltd., which combined represent approximately 80% of Group Mobile’s inventory purchases. We have reseller agreements with most of our OEM and distribution partners. These agreements usually provide for nonexclusive resale and distribution rights. The agreements are generally short-term, subject to periodic renewal, and often contain provisions permitting termination by either our supplier or us without cause upon relatively short notice. Furthermore, product procurement from the OEM suppliers is a highly complex process and as such, efficient and effective purchasing operations are critical to Group Mobile’s success.

Our Strategy

Our strategy for our Intellectual Property operating segment is to continue to monetize our existing portfolio of intellectual property through licensing and strategic partnerships. In addition, we plan to continue to enhance our intellectual property rights around our Fli Charge technology and products. Fli Charge plans to strengthen and develop partnerships in numerous markets, including automotive, education, office, healthcare, power tools and vaporizers. We believe that growth in Group Mobile’s revenue can be achieved by adding new products, by exploring new distribution verticals, such as military and government, and by increasing the sales team’s geographic coverage.

Recent Developments

ZTE Agreement

On December 7, 2015, we entered into a confidential settlement and license agreement (the “Settlement Agreement”) with ZTE Corporation and its affiliates (“ZTE”), pursuant to which: (i) ZTE paid us a total of $21,500,000 net of any withholding, value added or other taxes; (ii) the parties withdrew all pending litigations and proceedings against each other including the litigations related to ZTE’s breach of its non-disclosure agreement with Vringo; and (iii) we granted ZTE a non-exclusive, non-transferable, worldwide perpetual license of certain of our owned patents and patent applications.

Acquisition

On October 15, 2015, we completed the acquisition of IDG. Pursuant to the Purchase Agreement, we acquired 100% of the capital stock of IDG, including two of IDG’s subsidiaries, Fli Charge, in which IDG owned 70% of the capital stock and controls the operations, and the wholly-owned Group Mobile.

As consideration for the acquisition, we issued an equivalent of 1,666,667 common shares (after giving effect to the one-for-ten reverse stock split), which were issued as follows: (i) 1,604,167 shares of our newly designated Series B Convertible Preferred Stock (“Series B Preferred”), convertible into 1,604,167 shares of our common stock, (ii) 57,500 shares of our unregistered common stock issued to one of the sellers, who is a former Chief Executive Officer and Director, in consideration of his forgiveness of debt and (iii) 5,000 shares of our common stock for transaction related services.

A total of 240,625 Series B Preferred shares were placed in escrow to secure certain of the sellers’ indemnity obligations under the Purchase Agreement for a period of up to 12 months.

On November 27, 2015 and pursuant to its terms, all Series B Preferred outstanding shares were converted into our unregistered shares of common stock, resulting in the issuance of the 1,604,167 shares of common stock.

Purchase consideration value was determined based on the market value of our shares of common stock at the date of the transactions, discounted for the fact that the shares are restricted as to their marketability for a period of six months from the issuance date. Total purchase value of consideration of the acquisition was valued at $5,571,000.

On December 28, 2015, we acquired the remaining 30% interest in Fli Charge from third parties. In conjunction with the transaction, we issued 110,000 shares of our unregistered common stock for total consideration valued at $262,000. The value of the consideration for financial reporting purposes was determined based on the market value of our shares at the date of the transaction, discounted due to the restricted nature of the shares and the effect this has on their marketability.

Notes Financing

On May 4, 2015 (the “Closing Date”), we entered into a securities purchase agreement with certain institutional investors in a registered direct offering of $12,500,000 of Senior Secured Convertible Notes (the “Notes”) and warrants to purchase 537,500 shares of our common stock (after giving effect to the one-for-ten reverse stock split). On the Closing Date, we issued the Notes, which are convertible into shares of our common stock at $10.00 per share, bear 8% interest and mature in 21 months from the date of issuance, unless earlier converted. In addition, we issued 537,500 warrants to purchase shares of our common stock, which are exercisable at $10.00 per share for a period of five years, beginning on November 4, 2015. In connection with the issuance of the Notes and the warrants, we received net cash proceeds of $12,425,000. We also incurred third party costs directly associated with the issuance of Notes of $218,000, which are capitalized as debt issuance costs and included in other current assets, and are amortized over the term of the Note. Our obligations under the outstanding Notes are secured by a first priority perfected security interest in substantially all of our U.S. assets. In addition, stock of our certain subsidiaries was pledged. The outstanding Notes contain customary events of default, as well as covenants which include restrictions on our assumption of new debt. As of December 31, 2015, all covenants were met and there were no events of default.

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

During August 2015, the holders of the Notes accelerated six principal installments in exchange for common stock as permitted under the securities purchase agreement. The Notes are now expected to mature in July 2016.

During the year ended December 31, 2015, we made principal payments in the aggregate amount of $8,294,000. We elected to make a total of $595,000 of these principal payments in cash and the remaining $7,699,000 in shares of our common stock, which were issued at a 15% discount to the then current market price. As such, we issued approximately 2,070,000 shares (after giving effect to the one-for-ten reverse stock split) in lieu of principal payments for the year ended December 31, 2015, and recorded $1,373,000 extinguishment of debt expense on the consolidated statement of operations for the year ended December 31, 2015.

Reverse Stock Split

On November 27, 2015, we implemented a one-for-ten reverse split of our issued and outstanding shares of common stock (the "Reverse Stock Split"), as authorized at a special meeting of our stockholders held on November 16, 2015. The Reverse Stock Split became effective at the opening of trading on the NASDAQ on November 27, 2015. As of November 27, 2015, every 10 shares of our issued and outstanding common stock were combined into one share of our common stock, except to the extent that the Reverse Stock Split resulted in any of our stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the nominal par value per share of $0.01.

All references in this Annual Report on Form 10-K to number of shares of common stock, price per share and weighted average shares of common stock have been adjusted to reflect the Reverse Stock Split on a retroactive basis for all periods presented, unless otherwise noted.

NASDAQ

On December 18, 2014, we received a notification letter from NASDAQ informing us that for the last 30 consecutive business days, the bid price of our securities had closed below $1.00 per share. On June 17, 2015, we received a letter from NASDAQ notifying us that we had been granted an additional 180-day period, or until December 14, 2015, to regain compliance with the minimum $1.00 bid price per share requirement for continued listing on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5810(c)(3)(A)(ii). On December 14, 2015, as a result of the Reverse Stock Split on November 27, 2015, we received a letter from The NASDAQ Stock Market LLC notifying us that we regained compliance with The NASDAQ Stock Market's minimum bid price continued listing requirement. The letter noted that because the closing bid price of our common stock has been at $1.00 per share or greater for the last 10 consecutive trading days, we have regained compliance with Listing Rule 5550(a)(2) and the matter is now closed.

Competition

Each of our three reporting segments operates in different competitive environments.

Intellectual Property

After a period of intense competition from public and private companies for the acquisition of intellectual property assets, prices have dropped substantially. Due to the many patent sales and divestments over the past few years, many companies continue to seek to monetize intellectual property by licensing their patents to companies in a number of technology sectors. This has occurred in an increasingly challenging and changing legal environment for monetizing patents. Relatively new procedures at the United States Patent and Trademark Office as well as the anticipation of the Unified European Patent Court have created uncertainty as to the value of patent assets. In addition, many of these intellectual property-focused companies incurred significant up-front costs, are faced with significant operating expenses, and/or undertook large amounts of debt. Entities such as VirnetX (NYSE:VHC), Acacia Research Corporation (NASDAQ:ACTG), Interdigital, Inc. (NASDAQ:IDCC), RPX Corporation (NASDAQ:RPXC), Marathon Patent Group (NASDAQ:MARA) and others presently market themselves as being in the business of creating, acquiring, licensing or leveraging the value of intellectual property assets.

Fli Charge

There are several competing wire-free charging technologies on the market or under development today. The most popular competing technology is inductive wireless charging in which magnetic induction uses a magnetic coil to create resonance, which can transmit energy over very short distances. Power is delivered as a function of coil size, and coils must be directly paired within a typical distance of less than one inch. Products utilizing magnetic induction have been available for 10+ years in products such as rechargeable electronic toothbrushes and pace makers. Other competing technologies include magnetic resonance, RF harvesting, laser and ultrasound. Most competitors utilize these competing technologies and not our technology.

Group Mobile

Our rugged devices reselling business is regionally focused with the majority of our customers having direct relationships with local sales staff. Most competitors are private companies that have limited infrastructure. We believe that our key competitive advantages are knowledge, service and breadth of product relative to these competitors. As we restructure the business, we also believe that we will be able to further improve our service and overall shopping experience.

Employees

As of March 10, 2016, we have 24 full-time and 3 part-time employees. We do not have employees that are represented by a labor union or are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

Our Company

We were incorporated in Delaware as a corporation on January 9, 2006 and completed an initial public offering in June 2010. Our principal executive offices are located at 780 Third Avenue, 12th Floor, New York, New York 10017. Our telephone number is (212) 309-7549 and our website address is www.vringoinc.com. Reference in this Annual Report on Form 10-K to this website address does not constitute incorporation by reference of the information contained on the website. We make our filings with the Securities and Exchange Commission, or the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and amendments to the foregoing reports, available free of charge on or through our website as soon as reasonably practicable after we file these reports with, or furnish such reports to, the SEC. In addition, we post the following information on our website:

•	our corporate code of conduct and our insider trading compliance manual; and

•	charters for our audit committee, compensation committee, and nominating and corporate governance committee.

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

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations and the trading price of our common stock could be materially adversely affected by any of the following risks as well as the other risks highlighted elsewhere in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may materially affect our business, financial condition and results of operations.

Risks Related to our Financial Condition and Capital Requirements

We may not be able to raise additional capital. Moreover, additional financing may have an adverse effect on the value of the equity instruments held by our stockholders.

We may choose to raise additional funds in connection with any potential acquisition of patent portfolios or other intellectual property assets or operating businesses. In addition, we may also need additional funds to respond to business opportunities and challenges, including our ongoing operating expenses, protection of our assets, development of new lines of business and enhancement of our operating infrastructure. While we may need to seek additional funding, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our business plans. Any such financing that we undertake will likely be dilutive to our current stockholders.

Global economic conditions may cause counterparties to our negotiations to delay entering into licensing agreements, product purchase agreements or other business arrangements, which could adversely affect our business, financial condition and operating results.

Our business plan depends significantly on worldwide economic conditions, and the United States and world economies have recently experienced fluctuating economic conditions. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material negative effect on the willingness of parties to enter into revenue generating agreements in a timely manner. Entering into such agreements is critical to our business plan, and our failure to do so could cause material harm to our business, financial condition and results of operations.

The indebtedness created by the sale of the Notes and any future indebtedness we incur exposes us to risks that could adversely affect our business, financial condition and results of operations.

We incurred an aggregate principal amount of $12,500,000 of senior secured indebtedness represented by the Notes in May 2015, of which $1,749,000 remains outstanding as of March 10, 2016. Our indebtedness and the covenants associated with our indebtedness could have significant negative consequences for our business, financial condition and results of operations, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

We cannot provide assurance that we will continue to maintain sufficient cash reserves or that our business will generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our existing indebtedness, the Notes or any indebtedness which we may incur in the future, we would be in default, which would permit the holders of the Notes and such other indebtedness to accelerate the maturity of the Notes and such other indebtedness and could cause defaults under the Notes and such other indebtedness. Any default under the Notes or such other indebtedness could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Business Operations

We commenced legal proceedings against security, content distribution and telecommunications companies. We expect such proceedings to be time-consuming, which may adversely affect our ability to operate our business.

To license or otherwise monetize the patent assets that we own, we commenced legal proceedings against a number of large, multi-national companies, pursuant to which we allege that such companies infringe one or more of our patents. There is a risk that we may be unable to achieve the results we desire from such litigation, which may harm our business. In addition, the defendants in these litigations have substantially more resources than we do, which could make our litigation efforts more difficult.

We anticipate that legal proceedings may continue for several years. While we have endeavored, where possible, to engage counsel on a full or partial contingency basis, proceedings may commence that fall outside of our contingency arrangements with counsel and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, we may be forced to litigate against other parties in addition to the originally named defendants. Our adversaries may allege defenses and/or file counterclaims for, among other things, revocation of our patents or file collateral litigations or initiate investigations in the United States, Europe, India, and China or elsewhere in an effort to avoid or limit liability and damages for patent infringement. If such actions are successful, they may preclude our ability to derive licensing revenue from the patents currently being asserted.

We have commenced licensing discussions with security, content distribution and telecommunications companies and we expect that these discussions may be time consuming and may either, absent any litigation we initiate, fail to lead to a license, or may result in litigations commenced by the potential licensee.

To license or otherwise monetize the patent assets that we own, we have attempted to commence licensing discussions with a number of large, multi-national companies, during the course of which we allege that such companies infringe one or more of our patents. The future viability of our licensing program is highly dependent on the outcome of these discussions, and there is a risk that we may be unable to achieve the results we desire from such negotiations and be forced either to accept minimal royalties or commence litigations against the alleged infringer. In addition, the recipients of our licensing overtures have substantially more resources than we do, which could make our licensing efforts more difficult. Furthermore, due to changes in the approach to patent laws around the world it has become much easier for potential licensees to commence legal actions to revoke or otherwise nullify our patents in lieu of engaging in bona fide licensing discussions. There is a real risk that any potential licensee we approach would rather commence legal action to revoke our patents than engage in any licensing discussions whatsoever.

Should we determine the need to commence legal proceedings against a potential licensee, we anticipate facing the risks noted in the risk factor immediately preceding this one.

There is a risk that a court will find our patents invalid, not infringed or unenforceable and/or that the USPTO or other relevant patent offices in various countries will either invalidate the patents or materially narrow the scope of their claims during the course of a reexamination, opposition or other such proceeding. In addition, even with a positive trial court verdict, the patents may be invalidated, found not infringed or rendered unenforceable on appeal. This risk may occur either presently or from time to time in connection with future litigations we may bring. If this were to occur, it would have a materially adverse effect on the viability of our company and our operations.

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

In addition, as part of our ongoing legal proceedings, the validity and/or enforceability of our patents-in-suit is often challenged in a court or an administrative proceeding. Various adjudicatory bodies have previously found our patents invalid in China, France, Germany, the Netherlands, Spain, and the United States, and invalidity actions remain pending in China, Germany, the Netherlands, and before the European Patent Office.

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

Further, the leadership changes in the European Commission (“EC”), the body - which among other functions – administers European Union (“EU”) competition or anti-trust law, make it challenging to predict whether and how the EC will shift its focus from its prior stances regarding the enforcement of intellectual property rights and the relationship between such rights and European competition law.

Moreover, in August of 2015 the European Court of Justice (the “ECJ”), the highest court in the EU in matters of European law, issued its opinion and judgment in Huawei Technologies v. Co. Ltd. V. ZTE Corp., ZTE Deutschland GmbH, ECLI:EU:C:2015:477. The ECJ opinion provided a number of guidelines regarding the enforcement of standard-essential patents (“SEPs”) which, while informative, still leave a number of details in the implementation of those guidelines open to interpretation by the national courts and the EC. While we believe that our historical and current activities fall squarely within the ECJ’s guidelines, given the newness of the decision and the lack of interpretive case law, it is challenging to predict whether the EC or relevant national courts will agree.

Additionally, the political and legal climate in China appears to be causing significant challenges for foreign companies that attempt to enforce their intellectual property rights against Chinese business whether such rights are enforced in China or elsewhere in the world. At this time, it is unclear what if any impact this change in climate will have on our business.

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

The expected benefits of the acquisition of IDG may not be realized.

The success of the acquisition of IDG will depend, in large part, on our ability to grow the IDG businesses and maximize operating results. Failure to effectively manage growth could result in difficulty or delays in fulfilling product orders, difficulty in engaging and/or retaining customers, declines in quality or customer satisfaction, increases in costs, or other operational difficulties. Any of these difficulties could adversely impact our business performance and operating results.

In addition, there is no assurance that our efforts in managing growth will succeed, as growth is subject to factors that we do not control. These factors may include such things as the reactions of third parties with whom we enter into contracts and do business, unanticipated liabilities, the loss of key employees or customers and the reactions of investors and analysts.

The mobile computing industry is characterized by rapid technological change, and the success of Group Mobile depends upon the frequent enhancement of existing products and services and timely introduction of new products and services that meet our customers’ needs.

Customer requirements for mobile computing products and services are rapidly evolving and technological changes in our industry occur rapidly. To keep up with new customer requirements and distinguish us from our competitors in the business of reselling rugged devices, we must frequently introduce new products and services and enhancements of existing products and services. Enhancing existing products and services and developing new products and services is a complex and uncertain process. Furthermore, we may not be able to launch new or improved products or services before our competition launches comparable products or services. Any of these factors could cause our business or results or operations to suffer.

If we successfully commercially launch a product, and our product does not achieve widespread market acceptance, we will not be able to generate the revenue necessary to support our business.

Achieving acceptance of a wire-free recharging system as a preferred method to recharge low-power fixed and mobile electronic devices will be crucial to our continued success. Consumers and commercial customers will not begin to use or increase the use of our product unless they agree that the convenience of our solution would be worth the additional expense of purchasing our system. We have no history of marketing any product and we and our commercialization partners may fail to generate significant interest in the initial commercial products or any other product we or our partners may develop. These and other factors, including the following factors, may affect the rate and level of the market acceptance:

•	our products price relative to other products or competing methods of recharging;

•	the effectiveness of our sales and marketing efforts;

•	the support and rate of acceptance of our technology and solutions with our joint development partners;

•	perception by users, both individual and enterprise users, of our system’s convenience, safety and efficiency;

•	press and blog coverage, social media coverage, and other publicity and public relations; and

•	regulatory developments related to marketing our products or their inclusion in others’ products.

If we are unable to achieve or maintain market acceptance, our business would be significantly harmed.

The consumer electronics and mobile computing industries are subject to intense competition and rapid technological change, which may result in products or new solutions that are superior to our technology under development or other future products we may bring to market from time to time. If we are unable to anticipate or keep pace with changes in the marketplace and the direction of technological innovation and customer demands, our products may become less useful or obsolete and our operating results will suffer.

The consumer electronics and mobile computing industries in general and the power, recharging and alternative recharging segments of that industry in particular are subject to intense and increasing competition and rapidly evolving technologies. Because our products are expected to have long development cycles, we must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, we will need to demonstrate the advantages of our products and technologies over well-established alternative solutions, products and technologies, as well as newer methods of power delivery and convince consumers and enterprises of the advantages of our products and technologies.

Group Mobile depends on a small number of OEMs to supply the products and services that it sells and the loss of, or a material change in, a business relationship with a major OEM supplier, could adversely affect our operations, cash flow, and financial position.

Group Mobile’s future success is highly dependent on its relationships with a small number of OEM suppliers. Group Mobile’s primary suppliers include Synnex Corporation, Ingram Micro Inc., Xplore Technologies Corporation and Flextronics International Ltd., which combined represent approximately 80% of Group Mobile’s inventory purchases. OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationship with any of our major OEM suppliers, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our operations, cash flows, and financial position. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our operations, cash flows, and financial position.

We could become subject to product liability claims, product recalls, and warranty claims that could be expensive, divert management’s attention and harm our business.

Our business exposes us to potential liability risks that are inherent in the marketing and sale of products used by consumers. We may be held liable if our technology under development now or in the future causes injury or death or is found otherwise unsuitable during usage. Our technology under development incorporates sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation.

In addition, if a product we designed is defective, whether due to design or manufacturing defects, improper use of the product or other reasons, we or our strategic partners may be required to notify regulatory authorities and/or to recall the product. A required notification to a regulatory authority or recall could result in an investigation by regulatory authorities of our products, which could in turn result in required recalls, restrictions on the sale of the products or other penalties. The adverse publicity resulting from any of these actions could adversely affect the perception of our customers and potential customers. These investigations or recalls, especially if accompanied by unfavorable publicity, could result in our incurring substantial costs, loss of revenue and damaging our reputation, each of which would harm our business.

We intend to pursue licensing of our wire-free charging technology as a primary means of commercialization but we may not be able to secure advantageous license agreements.

We are pursuing the licensing of our wire-free technology as a primary means of commercialization. There can be no assurance that we will be able to achieve partnerships and reach licensing arrangements. Furthermore, the timing and volume of revenue earned from license agreements will be outside of our control.

Risks Related to our Capital Stock

Technology and intellectual property company stock prices are especially volatile, and this volatility may depress the price of our common stock.

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

As of March 10, 2016, we have 14,956,026 shares of common stock issued and outstanding (after giving effect to the Reverse Stock Split), excluding shares of common stock issuable upon exercise of warrants, options or restricted stock units. As shares saleable under Rule 144 are sold or as restrictions on resale lapse, the market price of our common stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well.

The exercise of a substantial number of warrants or options by our security holders may have an adverse effect on the market price of our common stock.

Should our warrants outstanding as of March 10, 2016 be exercised, there would be an additional 1,006,679 shares of common stock eligible for trading in the public market (after giving effect to the Reverse Stock Split). The incentive equity instruments currently outstanding to purchase 816,484 shares of our common stock (after giving effect to the Reverse Stock Split) granted to our management, employees, directors and consultants are subject to acceleration of vesting of 75% and 100% (according to the agreement signed with each grantee) upon a subsequent change of control. Such securities, if exercised, will increase the number of issued and outstanding shares of our common stock. Therefore, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants and options could have an adverse effect on the market price for our securities and/or on our ability to obtain future financing.

We have no current plans to pay dividends on our common stock, and you may not receive funds without selling your common stock.

We have not declared or paid any cash dividends on our common stock, nor do we expect to pay any cash dividends on our common stock for the foreseeable future. We currently intend to retain any additional future earnings to finance our operations and growth and, therefore, we have no plans to pay cash dividends on our common stock at this time. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent on our earnings, financial condition, operating results, capital requirements, any contractual restrictions, and other factors that our board of directors deems relevant.

Accordingly, our investors may have to sell some or all of their common stock in order to generate cash from your investment. You may not receive a gain on your investment when you sell our common stock and may lose the entire amount of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our New York office, which serves as our corporate U.S. office, is located at 780 Third Avenue, 12th Floor, New York, New York. The annual rent for this space is approximately $403,000 and the lease expires in October 2019. Our Group Mobile office is located at 5590 W. Chandler Blvd, Ste.3, Chandler, Arizona. The annual rent for this space is approximately $70,000 and the lease expires on June 30, 2016. We believe that our facilities are adequate to accommodate our business needs.

ITEM 3. LEGAL PROCEEDINGS

Infrastructure Patents

As one of the means of realizing the value of the patents on telecom infrastructure, Vringo, Inc. and our wholly-owned subsidiaries, Vringo Infrastructure, Inc. (“Vringo Infrastructure”) and Vringo Germany GmbH (“Vringo Germany”) have filed a number of suits against certain telecom and infrastructure companies.

ZTE

On December 7, 2015, we entered into the Settlement Agreement with ZTE, pursuant to which: (i) ZTE paid us a total of $21,500,000, net of all withholding, value added or other taxes; (ii) the parties withdrew all pending litigations and proceedings against each other including the litigations related to ZTE’s breach of its non-disclosure agreement with Vringo; and (iii) we granted ZTE certain rights with respect to our patents including a non-exclusive, non-transferable, worldwide perpetual license to certain of our owned patents and patent applications.

Pursuant to the Settlement Agreement, the parties have taken steps to withdraw all pending litigations and proceedings against one another. To date, proceedings in Brazil and Romania have yet to be formally closed, though the parties are currently working together to cause those proceedings to be formally closed.

In several jurisdictions, though ZTE requested that government organizations close proceedings against Vringo, those organizations make such determinations on their own volition. In China, ZTE requested that the National Developmental and Reform Commission (“NDRC”) conclude its investigation against Vringo; however, the NDRC has not yet closed its investigation. In addition, ZTE requested that the European Commission close its file on Vringo following ZTE’s withdrawal of its complaint against Vringo. On February 1, 2016, the European Commission confirmed that it would close its file on ZTE’s complaint against Vringo.

In addition, in China and the Netherlands, Vringo continues to appeal patent invalidity rulings issued in connection with proceedings originally brought by ZTE. In each instance, ZTE has indicated that it will not oppose Vringo’s appeals, though Vringo must still plead its case before the respective adjudicatory body in each jurisdiction. In addition, the European Patent Office has not yet dismissed an opposition action filed on one of Vringo’s recently issued European patents, and has requested that Vringo defend this action even though ZTE has indicated that it would not continue to pursue the action.

ASUS

Vringo has filed patent infringement lawsuits against ASUSTek Computer Inc. and its subsidiaries (collectively, “ASUS”) in Germany, India, and Spain.

In Germany, on January 22, 2015, the Düsseldorf Regional Court found that ASUS does not infringe either of the patents-in-suit. Vringo filed notices of appeal for each patent, and appeals are not expected to be heard until at least the second quarter of 2016. ASUS filed nullity suits with respect to those patents-in-suit in the Federal Patents Court in Munich, Germany, during the second quarter of 2014. On January 28, 2016, the Court found one of the patents-in-suit invalid; Vringo plans to appeal this ruling. The nullity hearing on the second patent-in-suit is expected to occur in the first quarter of 2017.

In India, Vringo’s suit against ASUS pending before the High Court of Delhi, New Delhi is not expected to be heard until the fourth quarter of 2016.

In Spain, Vringo awaits the ruling of the Commercial Court of Barcelona in Vringo’s lawsuit against ASUS, alleging infringement of one of same patents-in-suit in Vringo’s litigation against ASUS in Germany. On February 4, 2016, the Court held its hearing in ASUS’ lawsuit seeking to invalidate that same patent and on March 1, 2016, the Court found the patent invalid. Vringo’s opening brief on appeal of the invalidity decision is due on March 21, 2016.

Content Distribution

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

On November 6, 2012, the jury ruled in favor of I/P Engine and against the Defendants. On August 15, 2014, the Court of Appeals for the Federal Circuit (“Federal Circuit”) held that the claims of the patents-in-suit asserted by I/P Engine against the Defendants are invalid for obviousness. Vringo sought review, by the Supreme Court of the United States (“Supreme Court”), of the Federal Circuit’s opinion and, on October 5, 2015, the Supreme Court denied Vringo’s petition for a writ of certiorari.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Reverse Stock Split

On November 27, 2015, we implemented the Reverse Stock Split, as authorized at a special meeting of our stockholders held on November 16, 2015. As of November 27, 2015, every 10 shares of our issued and outstanding common stock were combined into one share of our common stock, except to the extent that the Reverse Stock Split resulted in any of our stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the nominal par value per share of $0.01.

All references in this Annual Report on Form 10-K to number of shares of common stock, price per share and weighted average shares of common stock have been adjusted to reflect the Reverse Stock Split on a retroactive basis for all periods presented, unless otherwise noted.

Market Information

Our common stock is listed on the NASDAQ Capital Market under the same symbol “VRNG.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ Capital Market, with prices prior to November 27, 2015 adjusted to account for our 1-for-10 reverse stock split that occurred on that date:

	High	Low
Year ended December 31, 2015
First quarter	$9.80	$4.60
Second quarter	7.70	5.50
Third quarter	7.40	3.90
Fourth quarter	$6.00	$2.00

	High	Low
Year ended December 31, 2014
First quarter	$54.50	$29.00
Second quarter	42.70	29.10
Third quarter	36.60	6.70
Fourth quarter	$11.40	$4.90

On June 21, 2015, our publicly traded warrants to purchase 478,400 shares of common stock at an exercise price of $50.60, then listed on the NASDAQ Capital Market under the symbol “VRNGW,” expired.

Stockholders

As of March 10, 2016, we have 32 stockholders of record of the 14,956,026 outstanding shares of our common stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations and to expand our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors considers appropriate. Our outstanding Notes contain certain restrictions on our ability to declare or pay cash dividends.

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities

In conjunction with our acquisition of IDG on October 15, 2015, we issued Series B Preferred shares as purchase consideration, which were converted into unregistered shares of our common stock, in an aggregate of 1,604,167 shares. We also issued to one of the sellers, who is a former chief executive officer and director, 57,500 shares of our unregistered common stock in consideration of his forgiveness of debt. In addition, we issued to a finder a warrant to purchase up to an aggregate of 50,000 unregistered shares of our common stock, at an exercise price of $5.00 per share (after giving effect to the Reverse Stock Split) expiring on April 15, 2021. On December 28, 2015, we acquired the remaining 30% interest in Fli Charge from third parties and, as consideration, issued 110,000 shares of our unregistered common stock. The issuance of shares of our common stock was made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Not required as we are a smaller reporting company.

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

Overview

Vringo, Inc. (“Vringo”) is engaged in the innovation, development and monetization of intellectual property, as well as the commercialization and distribution of wire-free power and rugged computing devices. Our company has three operating segments:

•	Intellectual Property

•	Fli Charge

•	Group Mobile

On July 19, 2012, we consummated a merger with Innovate/Protect, Inc., then a privately held Delaware corporation (“I/P”).

On August 9, 2012, we acquired a patent portfolio from Nokia Corporation (“Nokia”), comprised of 124 patent families with counterparts in certain jurisdictions worldwide, for $22,000,000. Under the terms of the purchase agreement, to the extent that the gross revenue as defined by agreement exceeds $22,000,000, we are obligated to pay a royalty of 35% of such excess.

On October 15, 2015, we acquired 100% of International Development Group Limited (“IDG”), a holding company including its two subsidiaries: fliCharge International Ltd. (“Fli Charge”) and Group Mobile International LLC (“Group Mobile”). IDG owned 70% of Fli Charge and 100% of Group Mobile. The purchase was a stock purchase whereby we acquired the entire interest in IDG in exchange for shares in Vringo. The total value of the consideration was $5,571,000. On December 28, 2015, we acquired the remaining 30% of Fli Charge from third party shareholders in exchange for 110,000 shares in Vringo.

Prior to December 31, 2013, we operated a global platform for the distribution of mobile social applications and services. On February 18, 2014, we sold our mobile social application business to InfoMedia Services Limited (“InfoMedia”), receiving an 8.25% ownership interest in InfoMedia as consideration and a seat on the board of directors of InfoMedia. As part of the transaction, we have the opportunity to license certain intellectual property assets and work with InfoMedia to identify and protect new intellectual property.

Segments

We operate in three operating segments: Intellectual Property, Fli Charge and Group Mobile.

Our Strategy and Outlook

Our strategy for our Intellectual Property operating segment is to continue to monetize our existing portfolio of intellectual property through licensing and strategic partnerships. In addition, we plan to continue to enhance our intellectual property rights around our Fli Charge technology and products. Fli Charge plans to strengthen and develop partnerships in numerous markets including automotive, education, office, healthcare, power tools and vaporizers. Group Mobile is a supplier of built-to-order rugged computers, mobile devices and accessories. We plan to increase Group Mobile’s revenue, which we believe can be achieved by adding new products, exploring new distribution verticals, such as military and government, and increasing the sales team’s geographic coverage.

Results of Operations

Revenue

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

Currently, revenue arrangements related to intellectual property provide for the payment of contractually determined fees and other consideration for the grant of certain intellectual property rights related to our patents. These rights typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patents, (ii) the release of the licensee from certain claims, and (iii) the dismissal of any pending litigation. The intellectual property rights granted typically extend until the expiration of the related patents. Pursuant to the terms of these agreements, we have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our part to maintain or upgrade the related technology, or provide future support or services. Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the upfront payment. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, upon receipt of the upfront fee, and when all other revenue recognition criteria have been met.

We record revenue from the product sales of Fli Charge and Group Mobile when title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Our shipping terms typically specify F.O.B. destination, at which time title and risk of loss have passed to the customer. At the time of sale of hardware products, we record an estimate for sales returns and allowances based on historical experience. Hardware products sold by us are warranted by the vendor.

Group Mobile uses drop-shipment arrangements with many of its hardware vendors and suppliers to deliver products directly to customers. Revenue for drop-shipment arrangements is recorded on a gross basis upon delivery to the customer with contract terms that typically specify F.O.B. destination. Revenue is recognized on a gross basis as Group Mobile is the principal in the transaction as the primary obligor in the arrangement, assumes the inventory risk if the product is returned by the customer, sets the price of the product to the customer, assumes credit risk for the amounts invoiced, and works closely with the customers to determine their hardware specifications.

Freight billed to customers is recognized as net product revenue and the related freight costs as a cost of goods sold.

Deferred revenue includes (i) payments received from customers in advance of providing the product and (ii) amounts deferred if other conditions of revenue recognition have not been met.

Operating legal costs

Operating legal costs mainly include expenses incurred in connection with our patent licensing and enforcement activities, patent-related legal expenses paid to external patent counsel (including contingent legal fees), licensing and enforcement related research, consulting and other expenses paid to third parties, as well as related internal payroll expenses and stock-based compensation. In addition, amounts received by us for reimbursements of legal fees in connection with our litigation campaigns are recorded in operating legal costs as an offset to legal expense.

Amortization and impairment of intangibles

Amortization of our acquired patent portfolios and other intangible assets are recognized on a straight-line basis over the remaining useful life of the intangible assets (i.e., through the expiration date of the patent). Impairment charges related to our acquired intangible assets are recorded when an impairment indicator exists and the carrying amount of the related asset exceeds its fair value.

General and administrative expenses

General and administrative expenses include management and administrative personnel, public and investor relations, overhead/office costs and various professional fees, as well as insurance, non-operational depreciation and amortization.

Goodwill impairment

Goodwill recorded in 2015 relates to the acquisition of IDG. Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Impairment charges related to our goodwill are recorded based on the results of such impairment tests, if required.

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

Income taxes

As of December 31, 2015, deferred tax assets generated from our U.S. activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be generated before such net operating loss carryforwards expire.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise’s chief operating decision maker ("CODM"), or decision making group, in deciding how to allocate resources and in assessing performance. We conduct our business through three operating segments, which are also our reportable segments: Intellectual Property, Fli Charge and Group Mobile.

Organizing our business through three operating segments allows us to align our resources and manage the operations. We determine our operating segments based on a number of factors our management uses to evaluate and run our business operations, including similarities of customers, products and technology. Our Chief Executive Officer is our CODM, who regularly reviews operating segment revenue and operating income (loss) when assessing financial results of operating segments and allocating resources.

We measure the performance of our operating segments based upon operating segment revenue and operating income (loss). Operating segment operating income (loss) includes revenue and expenses incurred directly by the operating segment, including material legal costs, cost of goods sold, selling, marketing, and administrative expenses. All corporate overhead expenses have been allocated into the Intellectual Property operating segment. No revenue from transactions between our operating segments was recorded.

Year ended December 31, 2015 compared to the year ended December 31, 2014

Revenue

We generate revenue through our three operating segments: Intellectual Property, Fli Charge and Group Mobile.

	Year ended December 31,
	2015	2014	Change
Intellectual Property	$21,750,000	$1,425,000	$20,325,000
Fli Charge	2,000	—	2,000
Group Mobile	935,000	—	935,000
Total Revenue	$22,687,000	$1,425,000	$21,262,000

During the year ended December 31, 2015, we recorded total revenue of $22,687,000, which represents an increase of $21,262,000 (or 1,492.1%) compared to the year ended December 31, 2014. The increase in 2015 was mainly due to our Intellectual Property operating segment for the amount received in connection with an executed confidential settlement and license agreement with ZTE for a total of $21,500,000. Our Fli Charge and Group Mobile operating segments combined for total product revenue of $937,000 for the period from October 15, 2015 through December 31, 2015. We did not recognize any revenue from Fli Charge or Group Mobile prior to October 15, 2015, the date on which we acquired the entities through our acquisition of IDG. During the year ended December 31, 2014, we recorded total licensing revenue of $1,425,000 for our Intellectual Property segment, which was due to certain one-time payments in connection with settlement and license agreements for certain of our owned intellectual property.

We intend to continue to monetize our existing portfolio of intellectual property through licensing and strategic partnerships. In addition, we plan to enhance our intellectual property rights around our Fli Charge technology and products. Fli Charge plans to strengthen and develop partnerships in numerous markets including automotive, education, office, healthcare, power tools and vaporizers. Group Mobile is a supplier of built-to-order rugged computers, mobile devices and accessories. We believe that growth in Group Mobile’s revenue can be achieved by adding new products, exploring new distribution verticals, such as military and government, and increasing the sales team’s geographic coverage.

Cost of goods sold

We incur cost of goods sold through two of our operating segments: Fli Charge and Group Mobile.

	Year ended December 31,
	2015	2014	Change
Fli Charge	$7,000	$—	$7,000
Group Mobile	793,000	—	793,000
Total cost of goods sold	$800,000	$—	$800,000

During the year ended December 31, 2015, we recorded total cost of goods sold of $800,000, which represents the costs of products sold by Fli Charge and Group Mobile from October 15, 2015 through December 31, 2015. We did not recognize any cost of goods sold for Fli Charge or Group Mobile prior to October 15, 2015, the date on which we acquired the entities through our acquisition of IDG. We expect the cost of goods sold to increase over time as we incur the full results of operations of both Fli Charge and Group Mobile in the periods subsequent to the acquisition. We expect our cost of goods sold to increase as our product revenue increases.

Operating legal costs

We incur operating legal costs through our Intellectual Property operating segment only.

	Year ended December 31,
	2015	2014	Change
Operating legal costs	$18,553,000	$25,368,000	$(6,815,000)

During the year ended December 31, 2015, our operating legal costs were $18,553,000, which represents a decrease of $6,815,000 (or 26.9%) from operating legal costs recorded for the year ended December 31, 2014. This decrease was primarily due to the timing and nature of consulting and patent litigation costs related to legal proceedings against ZTE and Google.

With respect to our legal proceedings against ZTE, costs during the year ended December 31, 2014 were associated with our continued worldwide litigation efforts including commencement of legal actions in Brazil, Malaysia, Spain, the Netherlands, Romania, and other countries, all of which continued into and throughout 2015.

During the year ended December 31, 2014, there were costs associated with the oral argument heard in the appeals court in May 2014 in connection with our legal proceedings against Google. We did not incur significant expenses in connection with our legal proceedings against Google during the year ended December 31, 2015.

We expect that our legal costs will continue to significantly decrease over time.

Amortization and impairment of intangible assets

	Year ended December 31,
	2015	2014	Change
Amortization and impairment of intangible assets	$3,295,000	$5,123,000	$(1,828,000)

During the year ended December 31, 2015, amortization expense related to our intangible assets totaled $3,295,000, which represents a decrease of $1,828,000 (or 35.7%), compared to amortization expense recorded during the year ended December 31, 2014. The decrease in amortization expense was mainly due to the impairment of patents involved in I/P Engine's litigation against AOL Inc., Google Inc. et al., in the amount of $1,355,000, which was recorded in the third quarter of 2014. The overall decrease in amortization was reduced by the addition of amortization of newly acquired intangible assets identified in our acquisition of IDG, in the amount of $101,000 recorded in the fourth quarter of 2015.

General and administrative

	Year ended December 31,
	2015	2014	Change
General and administrative	$10,383,000	$16,373,000	$(5,990,000)

During the year ended December 31, 2015, general and administrative expenses decreased by $5,990,000 (or 36.6%) to $10,383,000, compared to $16,373,000 recorded during the year ended December 31, 2014. The overall decrease in general and administrative expenses was primarily due to a significant decrease in the stock-based compensation expense for 2015 as compared to 2014. The reason for the decrease was attributable to several factors. Stock-based compensation awards granted during July 2012 fully vested in 2015. In addition, there were forfeitures of certain equity awards held by our former Chief Operating Officer and certain employees during 2014 and the first half of 2015. Also, the awards associated with the current period expense were valued lower than the awards associated with the prior period expense, mostly due to the decrease in our common stock price, which also contributed to the decrease in stock-based compensation expense.

Lastly, we completed consolidation of corporate functions in New York in 2014 and implemented cost savings strategies in 2015 that resulted in a decrease in payroll expense and office administration costs, as compared to the prior period.

Goodwill impairment

	Year ended December 31,
	2015	2014	Change
Goodwill impairment	$—	$65,757,000	$(65,757,000)

During the annual impairment test for goodwill in 2014, it was determined that the fair value of the reporting unit at that time (Intellectual Property) did not exceed its carrying amount as of December 31, 2014, mainly due to the decline of our common stock price during the fourth quarter of 2014. Accordingly, we performed the second step of the goodwill impairment test and, as a result, we recorded a goodwill impairment charge of $65,757,000. There was no impairment of goodwill as of December 31, 2015.

Non-operating income (expense), net

	Year ended December 31,
	2015	2014	Change
Non-operating income (expense), net	$(1,780,000)	$1,974,000	$(3,754,000)

During the year ended December 31, 2015, we recorded non-operating expense, net, in the amount of $1,780,000 compared to non-operating income, net, in the amount of $1,974,000 recorded during the year ended December 31, 2014. The non-operating expense recognized in the year ended December 31, 2015 was driven by various factors. There was an increase in interest expense of $2,594,000, primarily due to the interest recorded related to the Notes, which includes amortization of the debt discount, amortization of debt issuance costs, and coupon interest calculated using the effective interest method. In addition, we elected to repay all but one of the 2015 principal installments in shares of our common stock, which were issued at a discount of 15% to market prices. This resulted in $1,373,000 recorded as a loss on the extinguishment of debt. The current period expense also relates to foreign exchange losses in connection with our deposits with courts.

The non-operating expenses reported during the year ended December 31, 2015 were reduced by a gain on the revaluation of the derivative warrant liabilities and conversion feature related to the securities purchase agreement. On May 4, 2015, the net proceeds received were allocated among the Notes, the derivative warrant liabilities, and the conversion feature issued to the holders of the Notes. The derivative warrant liabilities and conversion feature were then revalued and marked to market as of the balance sheet date, which resulted in a gain of $2,544,000.

During the year ended December 31, 2014, we recorded approximately $2,201,000 of income related to a decrease in the fair value of our derivative warrant liabilities. This was reduced by $65,000 of expense recorded in connection with the issuance of warrants in June 2014.

We expect that our non-operating income (expense) will remain highly volatile, and we may choose to fund our operations through additional financing, which may include derivative instruments. In particular, non-operating income (expense) will be affected by the adjustments to the fair value of our derivative instruments. Fair value of these derivative instruments depends on a variety of assumptions, such as estimations regarding triggering of down-round protection and estimated future share price. An estimated increase in the price of our common stock increases the value of the warrants and thus results in a loss on our consolidated statements of operations.

Loss from discontinued mobile social application operations

	Year ended December 31,
	2015	2014	Change
Revenue	$—	$37,000	(37,000)
Operating expenses	—	(266,000)	266,000
Operating loss	—	(229,000)	229,000
Non-operating income (expense)	—	20,000	(20,000)
Loss before taxes on income	—	(209,000)	209,000
Income tax expense	—	(246,000)	246,000
Loss from discontinued operations	$—	$(455,000)	455,000

On February 18, 2014, we executed the sale of our mobile social application business to InfoMedia, receiving eighteen (18) Class B shares of InfoMedia as consideration, which represent an 8.25% ownership interest. Additionally, our Chief Executive Officer was appointed as a full voting member of InfoMedia’s board of directors and we received a number of customary protective rights. The InfoMedia Class B shares are accounted for as a cost-method investment. Cash requirements for termination of mobile operations included mainly post-employment obligations, were incurred during the six month period ended June 30, 2014 and are considered to be immaterial.

During the year ended December 31, 2015, there were no results from discontinued operations since all related activities ceased when the sale was executed.

Taxes on Income

As of December 31, 2015, our estimated aggregate total net tax loss carryforwards ("NOL") were approximately $123,591,000 for U.S. federal, state and local purposes expiring 20 years from the respective tax years to which they relate. The NOL amounts are presented before Internal Revenue Code, Section 382 limitations ("Section 382"). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, our ability to utilize all such NOL and credit carryforwards may be limited. The NOLs available following our merger completed in 2012 that are not subject to limitation amount to $83,990,000. The remaining NOL of $39,601,000 are subject to the limitation of Section 382. The annual limitation is approximately $2,000,000.

We filed our tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. We have open tax years for 2012 through 2014. As of December 31, 2015, all tax years for our subsidiary I/P are still open. We filed our Israeli subsidiary’s income tax returns in Israel prior to closing the business in the first quarter of 2014; there are no open tax years.

We did not have any material unrecognized tax benefits as of December 31, 2015. We do not expect to record any additional material provisions for unrecognized tax benefits within the next year.

Liquidity and Capital Resources

As of December 31, 2015, we had a cash balance of $24,951,000. This represents an increase of $8,928,000 compared to our cash balance on December 31, 2014. The increase in liquidity is mainly due to $21,500,000 received in December 2015 as part of the confidential settlement and license agreement (the “Settlement Agreement”) with ZTE and a total of $12,500,000 received from the sale of the Notes and warrants in May 2015, reduced by $595,000 repaid on account of principal. In light of the Settlement Agreement with ZTE in December 2015, we expect our overall legal costs to decrease drastically in 2016.

Based on current operating plans, we expect to have sufficient funds for at least the next 12 months and beyond. In addition, we may choose to raise additional funds in connection with potential acquisitions of operating assets, patent portfolios or other businesses that we may pursue. There can be no assurance, however, that any such opportunities will materialize.

The majority of our expenditures during the year ended December 31, 2015 consisted of costs related to our continued worldwide litigation campaigns. In our cases against ZTE and ASUS, we incurred costs during the year ended December 31, 2015 related to the preparation and filing of briefs and other court documents, as well as case preparation and management. A large percentage of these costs were incurred in the UK and the U.S. In civil law jurisdictions, such as Germany and Spain, the majority of costs are incurred in the early stages of litigation and we anticipate that the costs in these jurisdictions will be lower in future periods. We expect that our total legal costs will continue to significantly decrease over time.

In addition, we made deposits with courts during 2014 and 2015, related to our proceedings in Germany, Brazil, Romania and Malaysia. Deposits with courts paid in local currency are remeasured on the balance sheet date based on the related foreign exchange rate on that date. As of December 31, 2015, deposits with courts totaled $1,930,000, of which $1,279,000 was subsequently returned to us in February 2016 from Germany.

Our operating plans for our Intellectual Property operating segment include further monetization of our existing portfolio of intellectual property through licensing and strategic partnerships. In addition, we plan to continue to enhance our intellectual property rights around our Fli Charge technology and products. Fli Charge plans to strengthen and develop partnerships in numerous markets including automotive, education, office, healthcare, power tools and vaporizers. We believe that growth in Group Mobile’s revenue can be achieved by adding new products, exploring new distribution verticals, such as military and government, and increasing the sales team’s geographic coverage.

Cash flows

	Year ended December 31,
	2015	2014	Change
Net cash used in operating activities	$(2,571,000)	$(28,382,000)	$25,811,000
Net cash used in investing activities	$(104,000)	$(2,650,000)	$2,546,000
Net cash provided by financing activities	$11,597,000	$13,452,000	$(1,855,000)

Operating activities

During the year ended December 31, 2015, net cash used in operating activities totaled $2,571,000 compared to net cash used in operating activities of $28,382,000 during the year ended December 31, 2014. The decrease of $25,811,000 was mainly due to the amount spent on our continued worldwide litigation campaigns referenced above, significantly reduced by the amounts received in connection with the Settlement Agreement with ZTE and certain one-time payments in connection with settlement and license agreements for certain of our owned intellectual property.

Our net cash used in operating activities could increase if we engage in future business development activities. As we expect to move towards greater revenue generation in the future, we expect that these amounts will be offset over time by the collection of revenue. There is no guarantee that we will generate sufficient revenue to offset future operating expenses and our ability to raise additional capital may be limited.

Investing activities

During the year ended December 31, 2015, net cash used in investing activities totaled $104,000, a decrease of $2,546,000 from net cash used in investing activities during the year ended December 31, 2014. The $104,000 represents the deposit we made to a Romanian court to enforce an injunction against ZTE in Romania and the deposit we made in Germany to enforce the review of accounting records, reduced by the cash acquired as part of the acquisition of IDG in the fourth quarter of 2015. Net cash used in investing activities during the year ended December 31, 2014 was mostly comprised of $2,404,000 deposited with courts in Germany, Brazil and Malaysia. There was also an increase in fixed asset purchases during the year ended December 31, 2014.

We expect that net cash used in investing activities will increase as we intend to continue to acquire additional intellectual property assets and invest surplus cash, according to our investment policy.

Financing activities

During the year ended December 31, 2015, we received net proceeds of $12,425,000 from the sale of $12,500,000 of Notes and warrants to purchase up to 537,500 shares of our common stock. This amount was reduced by debt issuance costs that were paid in relation to the agreement and principal repaid in cash during the year. During the year ended December 31, 2014, cash provided by financing activities totaled $13,452,000, which related to funds that we received from the exercises of warrants and stock options in the total amount of $11,292,000 and $2,160,000, respectively.

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

We may also choose to raise additional funds in connection with any acquisitions of patent portfolios or other assets, patent portfolios or other businesses that we may pursue. There can be no assurance, however, that any such opportunity will materialize. Moreover, any such financing would likely be dilutive to our current stockholders.

Off-Balance Sheet Arrangements

As part of our litigation against ZTE Corporation and as part of standard legal procedures in the UK, we placed two written commitments to ensure the payment of a potential liability by Vringo Infrastructure resulting for the two cases filed in the fourth quarter of 2012 and second quarter of 2013, which the defendants estimated to be approximately $2,900,000 each. These commitments were fully discharged in December 2015 after we reached a confidential settlement and license agreement with ZTE and all cases were dismissed.

Our subsidiaries filed patent infringement lawsuits against ASUS Corporation in various countries. Should we be deemed the losing party, we may be held responsible for a portion of the defendant’s legal fees for the relevant application or for the litigation.

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

Critical Accounting Policies

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the year ended December 31, 2015, which appear elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we used in preparing our consolidated financial statements for the year ended December 31, 2015.

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

Currently, revenue arrangements related to intellectual property provide for the payment of contractually determined fees and other consideration for the grant of certain intellectual property rights related to our patents. These rights typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patents, (ii) the release of the licensee from certain claims, and (iii) the dismissal of any pending litigation. The intellectual property rights granted typically extend until the expiration of the related patents. Pursuant to the terms of these agreements, we have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our part to maintain or upgrade the related technology, or provide future support or services. Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the upfront payment. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, upon receipt of the upfront fee, and when all other revenue recognition criteria have been met.

We record revenue from the product sales of Fli Charge and Group Mobile when title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Our shipping terms typically specify F.O.B. destination, at which time title and risk of loss have passed to the customer. At the time of sale of hardware products, we record an estimate for sales returns and allowances based on historical experience. Hardware products we sell are warranted by the vendor.

Group Mobile uses drop-shipment arrangements with many of its hardware vendors and suppliers to deliver products directly to customers. Revenue for drop-shipment arrangements is recorded on a gross basis upon delivery to the customer with contract terms that typically specify F.O.B. destination. Revenue is recognized on a gross basis as Group Mobile is the principal in the transaction as the primary obligor in the arrangement, assumes the inventory risk if the product is returned by the customer, sets the price of the product to the customer, assumes credit risk for the amounts invoiced, and works closely with the customers to determine their hardware specifications.

Freight billed to customers is recognized as net product revenue and the related freight costs as a cost of goods sold.

Deferred revenue includes (i) payments received from customers in advance of providing the product and (ii) amounts deferred if other conditions of revenue recognition have not been met.

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.

Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other. We have one reporting unit for purposes of evaluating goodwill impairment and perform our annual goodwill impairment test on December 31. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not need to perform the two-step impairment test for the reporting unit. If we cannot support such a conclusion or do not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill.

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

There were no indications of impairment as of December 31, 2015.

When we performed the first step of our annual goodwill impairment test as of December 31, 2014, we determined that the fair value of the reporting unit did not exceed its carrying amount and therefore the second step of the goodwill impairment test was required. In performing the second step of the goodwill impairment test, we compared the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill, we assign the fair value of the reporting unit to all of the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. As part of this step, we estimated the fair value of our patents using an income approach. The key assumptions for this approach are projected future cash flows, ranges of royalty rates as determined by management in consultations with valuation experts, and a discount rate which is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected future cash flows. Based on the estimated implied fair value of goodwill, we recorded an impairment charge, which was recorded in the consolidated statement of operations for the year ended December 31, 2014, of $65,757,000 to reduce the carrying value of goodwill to its implied fair value, which was determined to be zero.

Intangible assets

Intangible assets include purchased patents, which are recorded based on the cost to acquire them, as well as trade names, customer relationships and technology, which were acquired as part of the acquisition of IDG in the fourth quarter of 2015 and are recorded based on the estimated fair value in purchase price allocation. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

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

There were no indications of impairment as of December 31, 2015.

During the third quarter of 2014, we determined that there were impairment indicators related to certain of our patents. A significant factor that was considered when making this determination included the announcement of the Federal Circuit’s decision on August 15, 2014, in which they held that the claims of the patents-in-suit asserted by I/P Engine against the Defendants are invalid for obviousness. It was concluded that this factor was deemed a “triggering” event requiring that the related patent assets be tested for impairment as of September 30, 2014. In performing this impairment test, we determined that the patent portfolio containing the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al, which represents an asset group, was subject to impairment testing. In the first step of the impairment test, we utilized our projections of future undiscounted cash flows based on our existing plans for the patents. As a result, it was determined that these projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, we performed the second step of the impairment test to measure the potential impairment by calculating the asset group’s fair value. This resulted in an impairment of $1,355,000 during the third quarter of 2014, related to the asset group, which represents the difference between the fair value and the carrying value of the asset group. The impairment charge is included in Amortization and impairment of intangibles in the accompanying consolidated statement of operations for the year ended December 31, 2014.

Fair value measurements

Our derivative warrant liabilities and conversion feature are measured at fair value. Such liabilities are classified within Level 3 of the fair value hierarchy because they are valued using the Black-Scholes-Merton and the Monte-Carlo models (as these warrants include down-round protection clauses), which utilize significant inputs that are unobservable in the market. The inputs to estimate the fair value of our derivative warrant liabilities and conversion feature are the current market price of our common stock, the exercise price of the warrant and conversion feature, the warrants’ and conversion feature’s remaining expected term, the volatility of our common stock price, our assumptions regarding the probability and timing of a down-round protection triggering event and the risk-free interest rate. The tables below illustrate the unobservable inputs estimated by management on the respective balance sheet dates:

December 31, 2015:

Description	Valuation technique	Unobservable inputs	Range
Conversion feature	Monte-Carlo model	Volatility	82.46%
		Risk free interest rate	0.46%
		Expected term, in years	0.51
		Conversion price	$10.00

May 2015 Warrants	Black-Scholes-Merton	Volatility	79.13%
		Risk free interest rate	1.68%
		Expected term, in years	4.34
		Dividend yield	0.00%

December 31, 2014:

Description	Valuation technique	Unobservable inputs	Range
Conversion Warrants, derivative Reload	Black-Scholes-Merton and	Volatility	56.55% - 77.06%
Warrants and derivative Series 1 Warrants	the Monte-Carlo models	Risk free interest rate	0.13% - 0.87%
		Expected term, in years	0.48 - 2.55
		Dividend yield	0.00%

The fair value measurements of the derivative warrant liabilities and conversion feature are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the related inputs. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement. Generally, an increase in the market price of our common stock, an increase in the volatility of our common stock, an increase in the remaining term of the warrants or conversion feature, or an increase of a probability of a down-round triggering event would each result in a directionally similar change in the estimated fair value of our derivative warrant liabilities and conversion feature. Such changes would increase the associated liability while decreases in these assumptions would decrease the associated liability. An increase in the risk-free interest rate or a decrease in the positive differential between the warrants’ or conversion feature’s exercise price and the market price of our common stock would result in a decrease in the estimated fair value measurement of the warrants and conversion feature and thus a decrease in the associated liability. We have not, and do not plan to, declare dividends on our common stock and, as such, there is no change in the estimated fair value of the derivative warrant liabilities and conversion feature due to the dividend assumption. Had we made different assumptions about the inputs noted above, the recorded gain or loss, our net loss and net loss per share amounts could have been significantly different.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise’s chief operating decision maker ("CODM"), or decision making group, in deciding how to allocate resources and in assessing performance. We conduct our business through three operating segments, which are also our reportable segments: Intellectual Property, Fli Charge and Group Mobile.

Organizing our business through three operating segments allows us to align our resources, review and monitor performance, and make operating decisions. We determine our operating segments based on a number of factors our management uses to evaluate and run our business operations, including similarities of customers, products and technology. Our Chief Executive Officer is our CODM, who regularly reviews operating segment revenue and operating income (loss) when assessing financial results of operating segments and allocating resources.

We measure the performance of our operating segments based upon operating segment revenue and operating income (loss). Operating segment operating income (loss) includes revenue and expenses incurred directly by the operating segment, including material costs, service costs, research and development and selling, marketing, and administrative expenses. All corporate overhead expenses have been allocated into the Intellectual Property segment. No revenue from transactions between our operating segments was recorded.

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

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. The new standard clarifies how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and early adoption is permitted. We are currently evaluating the impact of the adoption on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the corresponding debt liability, consistent with debt discounts. The new standard does not change the amortization of debt issuance costs, which are reported as interest expense in the consolidated statements of operations. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and early adoption is permitted. We are currently evaluating the impact of the adoption on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure in-scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We are currently evaluating the impact of the adoption on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. We are currently evaluating the impact of the adoption on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to our consolidated financial statements, the most significant impact relates to the accounting for equity investments. It will impact the disclosure and presentation of financial assets and liabilities. The amendments in this update are effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required as we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements required by this Item are set forth in Item 15 beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On October 15, 2015, we acquired International Development Group Limited (“IDG”). During the quarterly period ended December 31, 2015, IDG's processes and systems were discrete and did not significantly impact internal control over financial reporting at our other subsidiaries. Our management performed due diligence procedures associated with the acquisition of IDG.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management believes that, as of December 31, 2015 our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, CohnReznick LLP has issued an audit report on our assessment of our internal control over financial reporting, which appears below.

The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our subsidiaries except for IDG. Our consolidated revenue for the year ended December 31, 2015 was $22,687,000, of which IDG represented $937,000, and our total assets as of December 31, 2015 were $50,532,000, of which IDG represented $7,812,000.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Vringo, Inc.:

We have audited Vringo, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vringo, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Vringo’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As described in the accompanying Report of Management on Internal Control over Financial Reporting, management has excluded IDG from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination on October 15, 2015. We have also excluded IDG from our audit of internal control over financial reporting.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Vringo, Inc. and its subsidiaries have maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the year then ended of Vringo, Inc. and its subsidiaries, and our report dated March 10, 2016, expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Jericho, New York

March 10, 2016

ITEM 9B. OTHER INFORMATION

Not applicable.

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

Set forth below are the names of our current directors and executive officers, their ages, their position(s) with the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships among any of the directors or executive officers. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion that each person listed below should serve as a director is set forth below:

Name	Age	Position(s) with the Company
Andrew D. Perlman	38	Chief Executive Officer and Director
Anastasia Nyrkovskaya	39	Chief Financial Officer and Treasure
David L. Cohen, Esq.	45	Chief Legal and Intellectual Property Officer
Cliff Weinstein	34	President of Fli Charge and Executive Vice President of Vringo, Inc.
H. Van Sinclair*	63	Lead Independent Director
John Engelman*	60	Director
Noel J. Spiegel*	68	Director
Donald E. Stout*	69	Director
Bruce T. Bernstein*	52	Director
Richard K. Abbe*	45	Director

*	Independent director.

Our independent directors hold positions on the three committees of our Board of Directors as follows:

Committee	H. Van Sinclair	John Engelman	Noel J. Spiegel	Donald E. Stout	Bruce T. Bernstein	Richard K. Abbe
Audit	X		X (Chair)		X
Compensation			X	X	X (Chair)
Nominating and Corporate Governance	X (Chair)			X

On February 8, 2016, Ashley C. Keller resigned from his position as a member of the Board of Directors and as a member of all committees of the Board of Directors on which he served. Upon the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors appointed Bruce T. Bernstein as a member of the Board of Directors effective immediately, to fill the vacancy created by the resignation of Mr. Keller from the Board of Directors and to hold office until his successor is duly elected and qualified. Effective as of February 8, 2016, Mr. Bernstein serves on the Audit Committee and on the Compensation Committee of the Board of Directors. On February 8, 2016, John Engelman relinquished his role as Chairman of the Compensation Committee, and was replaced by Mr. Bernstein.

On March 9, 2016, upon the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors appointed Richard K. Abbe as a member of the Company’s Board of Directors effective immediately and to hold office until his successor is duly elected and qualified.

Andrew Kennedy Lang served as our President, Chief Technology Officer (“CTO”) and as a member of our Board of Directors since July 19, 2012 and until June 22, 2015, and served as President, Chief Executive Officer (“CEO”), CTO and a director of Innovate/Protect from June 22, 2011 to July 19, 2012. On June 22, 2015, we entered into an amendment to Mr. Lang’s employment agreement, dated June 22, 2011. Pursuant to the amendment, Mr. Lang’s role changed from President and CTO to a new role as the Head of Technology. Mr. Lang also resigned from his position as a member of the Board of Directors effective June 22, 2015.

Andrew D. Perlman has served as our CEO since March 2012, as our President from April 2010 to July 2012 and as a member of our Board of Directors since September 2009. From February 2009 to March 2010, Mr. Perlman served as Vice President of Global Digital Business Development at EMI Music Group (“EMI”), where he was responsible for leading distribution deals with digital partners for EMI’s music and video content. From May 2007 to February 2009, Mr. Perlman was the General Manager of our operations in the United States and also served as our Senior Vice President Content & Community, in which he led our content and social community partnerships. From June 2005 to May 2007, Mr. Perlman was Senior Vice President of Digital Media at Classic Media, Inc. (“Classic Media”), a global media company with a portfolio of kids, family and pop-culture entertainment brands. In his position with Classic Media, Mr. Perlman led the company’s partnerships across video gaming, online and mobile distribution. From June 2001 to May 2005, Mr. Perlman served as General Manager for the Rights Group, LLC and its predecessors, a mobile content, marketing and mobile fan club company, where he oversaw mobile marketing campaigns for major international brands such as Visa and Pepsi, and such artists as Britney Spears and Justin Timberlake. Mr. Perlman holds a Bachelor of Arts (“B.A.”) in Business Administration from the School of Business and Public Management at The George Washington University.

We believe Mr. Perlman’s prior experience in licensing intellectual property and deal structuring qualifies him to serve on our Board of Directors. His additional experience and insights gained over the past six years at Vringo are a significant contribution to the Company and the Board of Directors.

Cliff Weinstein has served as the Executive Vice President of Vringo, Inc. since March 2012 and President of Fli Charge since late 2015. Mr. Weinstein is responsible for the company’s mergers and acquisitions (“M&A”) and capital market strategy as well as being primarily responsible for the Fli Charge business verticle. From 2003 to 2012, Mr. Weinstein was a partner and Senior Vice President of Institutional Sales at Maxim Group, an investment banking, securities and wealth management firm. Mr. Weinstein received his B.A. from Fordham University.

Anastasia Nyrkovskaya joined the Company in May 2013 as our Chief Financial Officer. Ms. Nyrkovskaya oversees all aspects of the finance and accounting functions, including: SEC and internal financial reporting, budgeting and forecasting, tax planning and reporting, human resources, and operational matters. Prior to joining the Company, from 2006, Ms. Nyrkovskaya served as Vice President and Assistant Global Controller and Vice President, Corporate Finance and Business Development at NBCUniversal Media, LLC (“NBCUniversal Media”). She was responsible for technical accounting areas, policies and internal controls. She also structured merger and acquisition transactions, partnerships, joint ventures and dispositions, as well as debt activities and restructurings. From 1998 to 2006, Ms. Nyrkovskaya served in the Audit and Assurance practice at KPMG LLP. Ms. Nyrkovskaya is a Certified Public Accountant and received an advanced degree in economics and business administration from Moscow State University of Publishing and Printing Arts.

David L. Cohen, Esq. has served as our Secretary since January 15, 2015, Chief Legal and Intellectual Property Officer since May 7, 2013, as our Head of Litigation, Licensing and Intellectual Property from July 19, 2012 to May 7, 2013, and as Innovate/Protect’s Special Counsel from May 20, 2012 to July 19, 2012. Mr. Cohen oversees the Company’s worldwide efforts in intellectual property development and monetization. Prior to joining Vringo, Mr. Cohen was Senior Litigation Counsel at Nokia, where among his other duties, he oversaw many of Nokia’s litigations. Mr. Cohen has also worked in private practice at Lerner David Littenberg Krumholz & Mentlik, LLP from 2004 to 2007 and at Skadden, Arps, Slate, Meagher & Flom LLP from 2000 to 2004. Before practicing law, Mr. Cohen earned a B.A. and a Master of Arts (“M.A.”) from the Johns Hopkins University in the history of science and history; a Master of Philosophy in the history and philosophy of science from Cambridge University, an M.A. (with distinction) in legal and political theory from University College London, and a Juris Doctor (“J.D.”) (cum laude) from Northwestern University School of Law (“Northwestern”), where he was an associate editor of the Law Review. Mr. Cohen received the Sara Norton prize from Cambridge University and the First Prize in Lowden-Wigmore Prizes for Legal Scholarship from Northwestern. Mr. Cohen clerked for The Honorable Chief Judge Gregory W. Carman of the Court of International Trade.

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

Noel J. Spiegel has been our director since May 6, 2013. Mr. Spiegel is currently a director of American Eagle Outfitters, Inc., where he serves as chairman of the Audit Committee and a member of the Compensation Committee, a director of Radian Group, Inc., where he serves as a member of the Audit Committee, and a director of vtv Therapeutics, Inc, where he serves as chairman of the Audit Committee. Mr. Spiegel was a partner at Deloitte & Touche LLP (“Deloitte”), where he practiced from September 1969 until his retirement in May 2010. In his over forty year career at Deloitte, he served in numerous management positions, including Deputy Managing Partner, member of the Executive Committee and Partner-in-Charge of Audit Operations in Deloitte’s New York Office. Mr. Spiegel also served as Managing Partner of Deloitte’s Transaction Assurance practice, Global Offerings and International Financial Reporting Standards practice, and Technology, Media and Telecommunications practice for the Northeast Region. Mr. Spiegel holds a B.S. from Long Island University, and attended the Advanced Management Program at Harvard Business School.

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

Bruce T. Bernstein joined our Board of Directors on February 8, 2016. Mr. Bernstein has over thirty years of experience in the securities industry, primarily as senior portfolio manager for two alternative finance funds as well as in trading and structuring of arbitrage strategies. Mr. Bernstein has served as President of Rockmore Capital, LLC since 2006, the manager of a direct investment and lending fund with peak assets under management of $140 million. Previously, he served as Co-President of Omicron Capital, LP, an investment firm based in New York, which he joined in 2001. Omicron Capital focused on direct investing and lending to public small cap companies and had peak assets under management of $260 million. Prior to joining Omicron Capital, Mr. Bernstein was with Fortis Investments Inc., where he was Senior Vice President in the bank’s Global Securities Arbitrage business unit, specializing in equity structured products and equity arbitrage and then President in charge of the bank’s proprietary investment business in the United States. Prior to Fortis, Mr. Bernstein was Director in the Equity Derivatives Group at Nomura Securities International specializing in cross-border tax arbitrage, domestic equity arbitrage and structured equity swaps. Mr. Bernstein started his career at Kidder Peabody, where he rose to the level of Assistant Treasurer. Mr. Bernstein also serves as a member of the Board of Directors of XpresSpa Holdings, the leading airport spa company in the world, based in New York. Mr. Bernstein is also a member of the board of Summit Digital Health, a laser based blood glucose monitor distributor, based in New Jersey. Mr. Bernstein holds a B.B.A. from City University of New York (Baruch).

We believe Mr. Bernstein’s extensive experience in the securities industry qualifies him to serve on our Board of Directors.

Richard K. Abbe joined our Board of Directors on March 9, 2016. Mr. Abbe is the Co-founder and is a Principal and Managing Partner of Iroquois Capital Management, LLC, the Investment Advisor to Iroquois Capital LP and Iroquois Capital (offshore) Ltd. Mr. Abbe has served as Co-Chief Investment Officer of Iroquois Capital since its inception in 2003. Previously, Mr. Abbe co-founded and served as Co-Chief Investment Officer of Vertical Ventures, LLC, a merchant bank. Prior to that, he was employed by Lehman Brothers and served as Senior Managing Director at Gruntal & Company, LLC, where he also served on the firm’s Board of Directors. Mr. Abbe also previously served as Founding Partner at Hampshire Securities. He currently serves on the investment committee of Hobart and William Smith Colleges endowment Fund.

We believe Mr. Abbe’s extensive experience in the securities industry qualifies him to serve on our Board of Directors.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board of Directors has determined that H. Van Sinclair, John Engelman, Noel J. Spiegel, Donald E. Stout, Bruce T. Bernstein and Richard K. Abbe are “independent directors” as such term is defined by rules of The NASDAQ Stock Market LLC.

Committees of the Board of Directors and Meetings

Meeting Attendance.  During the fiscal year ended December 31, 2015, there were sixteen (16) meetings and five (5) actions by unanimous written consent of our Board of Directors, and there were eight (8) meetings and eight (8) actions by unanimous written consent of our various committees of the Board of Directors. No director attended fewer than 75% of the total number of meetings of the Board of Directors and of committees of the Board of Directors on which he served during fiscal 2015. The Board of Directors has adopted a policy under which each member of the Board of Directors is strongly encouraged but not required to attend each annual meeting of our stockholders.

Audit Committee.  Our Audit Committee met six (6) times and there were four (4) actions by unanimous written consent of our Audit Committee during fiscal 2015. This committee currently has three (3) members, Noel J. Spiegel (Chairman), H. Van Sinclair and Bruce T. Bernstein. Ashley C. Keller served as a member of the Audit Committee through February 8, 2016. Mr. Bernstein joined the Audit Committee on February 8, 2016. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews our annual and quarterly financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the United States Securities and Exchange Commission (“SEC”) and The NASDAQ Stock Market (“NASDAQ”), as such standards apply specifically to members of audit committees. The Board of Directors has determined that both Messrs. Spiegel and Sinclair are “audit committee financial experts,” as defined by the SEC in Item 407 of Regulation S-K.

A copy of the Audit Committee’s written charter is publicly available through the “Investors – Corporate Governance” section of our website at www.vringoip.com.

Compensation Committee.  Our Compensation Committee met one (1) time and there were four (4) actions by unanimous written consent of our Compensation Committee during fiscal 2015. This committee currently has three (3) members, Bruce T. Bernstein (Chairman), Donald E. Stout and Noel J. Spiegel. John Engelman served as Chairman of the Compensation Committee through February 8, 2016. Mr. Bernstein joined the Compensation Committee as Chairman on February 8, 2016. Ashley C. Keller served as a member of the Compensation Committee through January 15, 2015. Mr. Stout joined the Compensation Committee on January 15, 2015.

Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and include reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2012 Plan”) and our 2006 Stock Option Plan (the “2006 Plan”). The Compensation Committee is responsible for the determination of the compensation of our CEO, and shall conduct its decision making process with respect to that issue without the CEO present, and establishment and reviewing general compensation policies with the objective of attracting and retaining superior talent, rewarding individual performance and achieving our financial goals. The Compensation Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities. During fiscal year 2015, the Compensation Committee did not engage third party compensation consultants.

All members of the Compensation Committee qualify as independent under the definition promulgated by NASDAQ. A copy of the Compensation Committee’s written charter is publicly available through the “Investors – Corporate Governance” section of our website at www.vringoip.com.

Nominating and Corporate Governance Committee.  Our Nominating and Corporate Governance Committee met two (2) times during fiscal year 2015 and currently has two (2) members, H. Van Sinclair (Chairman) and Donald E. Stout. Ashley C. Keller served as a member of the Nominating and Corporate Governance Committee through February 8, 2016. Mr. Stout joined the Nominating and Corporate Governance Committee on February 8, 2016. The Nominating Committee’s role and responsibilities are set forth in the Nominating Committee’s written charter and is authorized to:

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

A copy of the Nominating and Governance Committee’s written charter is publicly available through the “Investors – Corporate Governance” section of our website at www.vringoip.com.

Stockholder Communications to the Board of Directors

Generally, stockholders who have questions or concerns should contact our Investor Relations department at 1-646-532-6777. However, any stockholders who wish to address questions regarding our business directly with the board of directors, or any individual director, should submit his or her questions to via e-mail at cweinstein@vringoinc.com. Communications will be distributed to the board of directors, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. Items that are unrelated to the duties and responsibilities of the Board of Directors may be excluded, such as:

•	junk mail and mass mailings;

•	resumes and other forms of job inquiries;

•	surveys; and

•	solicitations or advertisements.

In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, provided that any communication that is filtered out will be made available to any outside director upon request.

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

Based solely upon a review of the copies of the forms furnished to us, we believe that our officers, directors and beneficial owners of more than 10% of our common stock complied with all applicable filing requirements during the fiscal year ended December 31, 2015.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our employees, including our CEO and chief financial and accounting officers. The text of the code of conduct and ethics is posted on the “Investors – Corporate Governance” section of our website at www.vringoip.com, and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 780 Third Avenue, 12th Floor, New York, New York 10017. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of NASDAQ.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid or accrued during the fiscal years ended December 31, 2015 and 2014 to (1) our Chief Executive Officer, (2) our President of Fli Charge and Executive Vice President, (3) our Chief Financial Officer and Treasurer, and (4) our Chief Legal and Intellectual Property Officer and Secretary, who are all of our named executive officers as of December 31, 2015.

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($) (1)	All other compensation ($)	Total ($)
Andrew D. Perlman	2015	415,000	—	—	—	415,000
Chief Executive Officer	2014	400,000	—	—	—	400,000

Cliff Weinstein	2015	325,000	—	—	—	325,000
President of Fli Charge and Executive Vice President	2014	312,500	—	—	—	312,500

Anastasia Nyrkovskaya	2015	317,197	—	—	—	317,197
Chief Financial Officer and Treasurer	2014	312,938	—	695,051	—	1,007,989

David L. Cohen, Esq.	2015	317,197	—	—	—	317,197
Chief Legal and Intellectual Property Officer and Secretary	2014	312,938	—	231,684	—	544,622

(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Notes 2 and 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

On October 13, 2015, we entered into an amendment to the existing employment agreement with Mr. Perlman, pursuant to which, the employment period under the employment agreement was extended to December 31, 2017. Moreover, as per the amendment, before March 15, 2016, our Compensation Committee shall establish a bonus plan, according to which Mr. Perlman may be eligible to receive an annual performance bonus for the year ended December 31, 2015 and/or for any future year, according to corporate and personal goals, as shall be established by the Compensation Committee. The bonus entitlement and the amount shall be at the sole discretion of the Compensation Committee, and Mr. Perlman is to be employed on the date of payment to be eligible for, and to be deemed having earned, such annual bonus.

In the event the employment agreement is terminated for (i) Good Reason by Mr. Perlman, or (ii) by us without Cause, Mr. Perlman shall be entitled to receive an amount of base salary (at the rate of base salary in effect immediately prior to such termination) equal to the lesser of (x) one times the base salary and (y) two times the base salary payable for the number of full months remaining in the employment period, and COBRA continuation coverage paid in full by us for up to a maximum of twelve months following the date of termination. “Cause” as used in Mr. Perlman’s employment agreement means: (a) the willful and continued failure of Mr. Perlman to perform substantially his duties and responsibilities for the Company (other than any such failure resulting from his death or disability) after a written demand by the Board of Directors for substantial performance is delivered to Mr. Perlman by the Company, which specifically identifies the manner in which the Board of Directors believes that Mr. Perlman has not substantially performed his duties and responsibilities, which willful and continued failure is not cured by Mr. Perlman within thirty days of his receipt of such written demand; (b) the conviction of, or plea of guilty or nolo contendere to a felony, (c) an intentional breach of his non-compete obligations, (d) an intentional breach of the non-disclosure and non-solicitation agreement; or (e) a unanimous good faith finding by the Board of Directors that Mr. Perlman has engaged in fraud, dishonesty, gross negligence or misconduct which, if curable, has not been cured within thirty days after his receipt of a written notice from the Board of Directors stating with reasonable specificity the basis of such finding. “Good Reason” as used Mr. Perlman’s employment agreement means (a) the assignment, without Mr. Perlman’s consent, to Mr. Perlman of duties that result in a substantial diminution of the duties that he assumed; provided, however, the failure of Mr. Perlman to be reelected to the Board of Directors shall not be deemed to be a diminution of duties; (b) the assignment, without Mr. Perlman’s consent, of a title that is subordinate to the title Chief Executive Officer; (c) a reduction in Mr. Perlman’s base salary; (d) the Company’s requirement that Mr. Perlman regularly report to work in a location that is more than fifty miles from the Company’s current New York office, without Mr. Perlman’s consent; (e) a change in reporting relationship, provided however, that Good Reason does not include a change in the reporting relationship whereby Mr. Perlman will report to the Board of Directors of an acquiring company after a change of control (as that term is defined in the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan); or (f) a material breach by the Company of Mr. Perlman’s employment agreement.

Mr. Perlman’s employment agreement requires Mr. Perlman to assign intellectual property which he conceives or reduces to practice during his employment to us and to maintain our confidential information during employment and thereafter. Mr. Perlman is also subject to a non-competition and a non-solicitation provision for a period of two years following termination of his employment.

Cliff Weinstein

On February 13, 2013, we entered into a new employment agreement with Mr. Weinstein. Mr. Weinstein’s employment agreement has a term of three (3) years. Mr. Weinstein and the Company have agreed to commence negotiations to enter into a new employment agreement at least six (6) months prior to the expiration of the three-year term and to conclude those negotiations no later than the date that is three (3) months prior to the expiration of the term of the employment agreement. Under the terms of the new employment agreement, Mr. Weinstein received a base salary of $300,000, effective January 1, 2013 until December 31, 2013. From January 1, 2014 to December 31, 2014, Mr. Weinstein received a base salary of $312,500. From January 1, 2015 through the remainder of the term of the employment agreement, Mr. Weinstein was entitled to receive a base salary of $325,000. In addition, Mr. Weinstein will be eligible to participate in any annual bonus or other incentive compensation program that we may adopt from time to time for our executive officers.

On October 13, 2015, we entered into an amendment to the existing employment agreement with Mr. Weinstein, pursuant to which, the employment period under the employment agreement was extended to December 31, 2017. In addition, as per the amendment, before March 15, 2016, our Compensation Committee shall establish a bonus plan, according to which Mr. Weinstein may be eligible to receive an annual performance bonus for the year ended December 31, 2015 and/or for any future year, according to corporate and personal goals, as shall be established by the Compensation Committee. The bonus entitlement and the amount shall be at the sole discretion of the Compensation Committee, and Mr. Weinstein is to be employed on the date of payment to be eligible for and to be deemed having earned, such annual bonus.

In the event the employment agreement is terminated for (i) Good Reason by Mr. Weinstein, or (ii) by us without Cause, Mr. Weinstein shall be entitled to receive an amount of base salary (at the rate of base salary in effect immediately prior to such termination) equal to the lesser of (x) one times the base salary and (y) two times the base salary payable for the number of full months remaining in the employment period, and COBRA continuation coverage paid in full by us for up to a maximum of twelve months following the date of termination. “Cause” as used in Mr. Weinstein’s employment agreement means: (a) the willful and continued failure of Mr. Weinstein to perform substantially his duties and responsibilities for the Company (other than any such failure resulting from his death or disability) after a written demand by the Board of Directors for substantial performance is delivered to Mr. Weinstein by the Company, which specifically identifies the manner in which the Board of Directors believes that Mr. Weinstein has not substantially performed his duties and responsibilities, which willful and continued failure is not cured by Mr. Weinstein within thirty days of his receipt of such written demand; (b) the conviction of, or plea of guilty or nolo contendere to a felony, (c) an intentional breach of his non-compete obligations, (d) an intentional breach of the non-disclosure and non-solicitation agreement; or (e) a unanimous good faith finding by the Board of Directors that Mr. Weinstein has engaged in fraud, dishonesty, gross negligence or misconduct which, if curable, has not been cured within thirty days after his receipt of a written notice from the Board of Directors stating with reasonable specificity the basis of such finding. “Good Reason” as used Mr. Weinstein’s employment agreement means (a) the assignment, without Mr. Weinstein’s consent, to Mr. Weinstein of duties that result in a substantial diminution of the duties that he assumed; provided, however, the failure of Mr. Weinstein to be reelected to the Board of Directors shall not be deemed to be a diminution of duties; (b) the assignment, without Mr. Weinstein’s consent, of a title that is subordinate to the title of Executive Vice President; (c) a reduction in Mr. Weinstein’s base salary; (d) the Company’s requirement that Mr. Weinstein regularly report to work in a location that is more than fifty miles from the Company’s current New York office, without Mr. Weinstein’s consent; (e) a change in reporting relationship, provided however, that Good Reason does not include a change in the reporting relationship whereby Mr. Weinstein will report to the CEO of an acquiring company after a change of control (as that term is defined in the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan); or (f) a material breach by the Company of Mr. Weinstein’s employment agreement.

Anastasia Nyrkovskaya

On December 19, 2014, we entered into an employment agreement with Ms. Nyrkovskaya for an eighteen month term. Under the terms of her employment agreement, Ms. Nyrkovskaya’s annual base salary was $315,000. In the event the employment agreement is terminated for (i) Good Reason by Ms. Nyrkovskaya, or (ii) by the Company without Cause, Ms. Nyrkovskaya shall be entitled to receive an amount of base salary at the rate of base salary in effect immediately prior to such termination equal to twelve months of base salary, and COBRA continuation coverage paid in full by the Company for up to a maximum of twelve months following the date of termination.

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

On October 13, 2015, we entered into an amendment to the existing employment agreement with Ms. Nyrkovskaya, pursuant to which, the employment period under the employment agreement was extended to December 31, 2017. In addition, the annual base salary of Ms. Nyrkovskaya was increased from $315,000 to $325,000. Moreover, as per the amendment, before March 15, 2016, our Compensation Committee shall establish a bonus plan, according to which Ms. Nyrkovskaya may be eligible to receive an annual performance bonus for the year ended December 31, 2015 and/or for any future year, according to corporate and personal goals, as shall be established by the Compensation Committee. The bonus entitlement and the amount shall be at the sole discretion of the Compensation Committee and Ms. Nyrkovskaya is to be employed on the date of payment to be eligible for, and to be deemed having earned, such annual bonus.

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

On May 7, 2013, we entered into a new employment agreement with Mr. Cohen for a three-year term, unless sooner terminated, in accordance with the terms set therein. Under the terms of his employment agreement, Mr. Cohen received a base salary of $300,000. In the event the employment agreement is terminated for (i) Good Reason by Mr. Cohen, or (ii) by the Company without Cause, Mr. Cohen shall be entitled to receive an amount of base salary (at the rate of base salary in effect immediately prior to such termination) equal to twelve months of base salary, and COBRA continuation coverage paid in full by the Company for up to a maximum of twelve months following the date of termination.

On October 13, 2015, we entered into an amendment to the existing employment agreement with Mr. Cohen, pursuant to which, the employment period under the employment agreement was extended to December 31, 2017. In addition, the annual base salary of Mr. Cohen was increased from $315,000 to $325,000. Moreover, as per the amendment, before March 15, 2016, our Compensation Committee shall establish a bonus plan, according to which Mr. Cohen may be eligible to receive an annual performance bonus for the year ended December 31, 2015 and/or for any future year, according to corporate and personal goals, as shall be established by the Compensation Committee. The bonus entitlement and the amount shall be at the sole discretion of the Compensation Committee and Mr. Cohen is to be employed on the date of payment to be eligible for, and to be deemed having earned, such annual bonus.

In case the agreement is terminated by Mr. Cohen without Good Reason, he shall provide the Company with a written notice, at least ninety calendar days prior to such termination. “Cause” as used in Mr. Cohen’s employment agreement means: (a) the willful and continued failure of Mr. Cohen to perform substantially his duties and responsibilities for the Company (other than any such failure resulting from his death or disability) after a written demand by the Board of Directors for substantial performance is delivered to Mr. Cohen by the Company, which specifically identifies the manner in which the Board of Directors believes that Mr. Cohen has not substantially performed his duties and responsibilities, which willful and continued failure is not cured by Mr. Cohen within thirty days of his receipt of such written demand; (b) the conviction of, or plea of guilty or nolo contendere to a felony, (c) an intentional breach of his non-compete obligations, (d) an intentional breach of the non-disclosure and non-solicitation agreement; or (e) a unanimous good faith finding by the Board of Directors or the chief executive officer that Mr. Cohen has engaged in fraud, dishonesty, gross negligence. “Good Reason” as used Mr. Cohen’s employment agreement means (a) the assignment, without Mr. Cohen’s consent, to Mr. Cohen of duties that result in a substantial diminution of the duties that he assumed; (b) the assignment, without Mr. Cohen’s consent, of a title that is subordinate to the title Chief Legal and Intellectual Property Officer; (c) a reduction in Mr. Cohen’s base salary; (d) the Company’s requirement that Mr. Cohen regularly report to work in a location that is more than fifty miles from the Company’s current New York office, without Mr. Cohen’s consent; (e) a material breach by the Company of the agreement during its term. Mr. Cohen’s employment agreement also includes a covenant not to compete with the Company or solicit any material commercial relationships of the Company for a period of two years after Mr. Cohen is actually no longer employed by the Company.

Outstanding Equity Awards at 2015 Fiscal Year End

The following table sets forth information regarding grants of stock options and unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2015, to each of our NEOs.

	Options Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable (*)	Number of securities underlying unexercised options (#) un-exercisable (*)	Option exercise price ($)(*)	Option expiration date	Number of shares or units that have not vested (#)(*)	Market value of shares or units that have not vested ($)(*)(**)
Andrew D. Perlman	9,000	—	55.00	March 17, 2016	—	—
Andrew D. Perlman	9,000	—	55.00	January 31, 2017	—	—
Andrew D. Perlman(2)	—	—	—	—	4,375	10,806
Andrew D. Perlman(1)	—	—	—	—	25,312	62,521
Andrew D. Perlman(2)	32,816	—	16.50	March 13, 2018	—	—
Andrew D. Perlman(2)	127,500	—	37.20	July 26, 2022	—	—
Andrew D. Perlman(2)	62,500	—	31.80	February 11, 2023	—	—
Cliff Weinstein(2)	15,250	—	16.50	March 13, 2018	—	—
Cliff Weinstein(2)	75,000	—	37.20	July 26, 2022	—	—
Cliff Weinstein(2)	42,500	—	31.80	February 11, 2023	—	—
Cliff Weinstein(1)	—	—	—	—	15,000	37,050
Cliff Weinstein(2)	—	—	—	—	3,125	7,719
Anastasia Nyrkovskaya(2)	27,500	2,500	28.50	May 6, 2023	—	—
Anastasia Nyrkovskaya(2)	20,000	10,000	41.00	February 20, 2024	—	—
David L. Cohen, Esq.(2)	10,000	—	37.20	July 26, 2022	—	—
David L. Cohen, Esq. (2)	47,667	—	34.40	August 8, 2022	—	—
David L. Cohen, Esq. (2)	20,000	—	31.80	February 11, 2023	—	—
David L. Cohen, Esq. (2)	6,667	3,333	41.00	February 20, 2024	—	—
David L. Cohen, Esq. (2)	—	—	—	—	1,875	4,631
David L. Cohen, Esq. (1)	—	—	—	—	1,250	3,088

(*)	The number of underlying shares of common stock and price per share of common stock has been adjusted to reflect the 1:10 Reverse Stock Split on a retroactive basis. For more information, see the accompanying financial statements.

(**)	The market value is determined by multiplying the number of shares by $2.47, the closing price of our common stock on NASDAQ on December 31, 2015, the last day of our fiscal year.

(1)	Vests in equal quarterly increments (6.25% per quarter), subject to the participant's continuous service on the relevant vesting date.

(2)	Vests in twelve equal quarterly increments (8.33% per quarter) over the three years, subject to the participant's continuous service on the relevant vesting date.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

Potential Payments upon Termination or Change-In-Control

The following summarizes the potential payments to each of our named executive officers as of December 31, 2015 upon termination or change-in-control. The discussion assumes that such event occurred on December 31, 2015, the last business day of our fiscal year, at which time the closing price of our common stock as listed on NASDAQ was $2.47 per share. For a further discussion of these provisions see the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” above.

Andrew D. Perlman

In the event Mr. Perlman’s employment was terminated for (i) Good Reason by Mr. Perlman, or (ii) by the Company without Cause on December 31, 2015, Mr. Perlman would have received severance in the amount of one year of base salary and COBRA payments totaling approximately $40,775. In addition, in the event a change-in-control had occurred on December 31, 2015, Mr. Perlman would have received severance in the amount of one year of base salary, or $415,000, and 75% acceleration of certain unvested RSUs amounting to $54,995 as of December 31, 2015. In addition, upon change-in-control, Mr. Perlman would have been entitled to receive 75% acceleration of certain unvested options, which were all out-of-the-money as of December 31, 2015.

Cliff Weinstein

In the event Mr. Weinstein’s employment was terminated for (i) Good Reason by Mr. Weinstein, or (ii) by the Company without Cause on December 31, 2015, Mr. Weinstein would have received severance in the amount of one year of base salary, or $325,000, and COBRA payments totaling approximately $40,775. In addition, upon change-in-control, Mr. Weinstein would have been entitled to receive 75% acceleration of certain unvested RSUs amounting to $33,577 as of December 31, 2015 and would have been entitled to receive 75% acceleration of certain unvested options, which were all out-of-the-money as of December 31, 2015.

Anastasia Nyrkovskaya

In the event Ms. Nyrkovskaya’s employment was terminated for (i) Good Reason by Ms. Nyrkovskaya, or (ii) by the Company without Cause on December 31, 2015, Ms. Nyrkovskaya would have received severance in the amount of one year of base salary, or $325,000, and COBRA payments totaling approximately $40,775. In addition, upon change-in-control, Ms. Nyrkovskaya would have been entitled to receive 75% acceleration of certain unvested options, which were all out-of-the-money as of December 31, 2015.

David L. Cohen, Esq.

In the event Mr. Cohen’s employment was terminated for (i) Good Reason by Mr. Cohen, or (ii) by the Company without Cause on December 31, 2015, Mr. Cohen would have received severance in the amount of one year of base salary, or $325,000, and COBRA payments totaling approximately $40,775. In addition, upon change-in-control, Mr. Cohen would have been entitled to receive 75% acceleration of certain unvested RSUs amounting to $5,789 as of December 31, 2015 and would have been entitled to receive 75% acceleration of certain unvested options, which were all out-of-the-money as of December 31, 2015.

Director Compensation

The following table sets forth the compensation of persons who served as non-employee members of our Board of Directors during the fiscal year ended December 31, 2015. Directors who are employed by us are not compensated for their service on our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All other compensation ($)	Total ($)
Ashley C. Keller(2)	35,000	—	37,652	—	72,652
Donald E. Stout(3)	35,000	—	37,652	—	72,652
Noel J. Spiegel(4)	35,000	—	37,652	—	72,652
John Engelman(5)	35,000	—	37,652	—	72,652
H. Van Sinclair(6)	35,000	—	37,652	—	72,652

(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. See Notes 2 and 11 of the consolidated financial statements disclosed in the Form 10-K for the year ended December 31, 2015, for the assumptions made in the valuation of the equity awards.

(2)	As of December 31, 2015, Mr. Keller held 29,550 fully vested options (after giving effect to the one-for-ten reverse stock split).

(3)	As of December 31, 2015, Mr. Stout held 46,618 fully vested options (after giving effect to the one-for-ten reverse stock split).

(4)	As of December 31, 2015, Mr. Spiegel held 28,000 fully vested options (after giving effect to the one-for-ten reverse stock split).

(5)	As of December 31, 2015, Mr. Engelman held 65,250 fully vested options (after giving effect to the one-for-ten reverse stock split).

(6)	As of December 31, 2015, Mr. Sinclair held 42,500 fully vested options (after giving effect to the one-for-ten reverse stock split).

On February 8, 2016, Ashley C. Keller resigned from his position as a member of the Board of Directors and as a member of all committees of the Board of Directors on which he served. Upon the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors appointed Bruce T. Bernstein as a member of the Board of Directors effective immediately, to fill the vacancy created by the resignation of Mr. Keller from the Board of Directors and to hold office until his successor is duly elected and qualified.

We reimburse each member of our Board of Directors for reasonable travel and other out-of-pocket expenses in connection with attending meetings of the Board of Directors.

On January 22, 2015, we granted to each of our non-employee directors 10,000 options at an exercise price of $5.90 per share (after giving effect to the one-for-ten reverse stock split), which vested evenly over four quarters, beginning with the quarter ended March 31, 2015, and agreed to pay each director an annual cash retainer of $35,000 payable quarterly in arrears.

In 2016, we continue to pay our non-employee directors a cash retainer of $35,000 payable quarterly in arrears.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 10, 2016 for (a) each stockholder known by us to own beneficially more than 5% of our common stock (b) our named executive officers, (c) each of our directors, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 10, 2016 pursuant to the exercise of options or warrants, and vesting of RSUs to be outstanding for the purpose of computing the percentage ownership of such individual or group. However, such shares of common stock are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 14,956,026 shares of common stock outstanding on March 10, 2016.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
Five percent or more beneficial owners:
Andrew Kennedy Lang(2)	746,822	5.2%
Directors and named executive officers:
Richard K. Abbe(3)	318,529	2.1%
Andrew D. Perlman(4)	294,933	1.9%
Cliff Weinstein(5)	199,418	1.3%
Donald E. Stout(6)	165,220	1.1%
David L. Cohen, Esq.(7)	91,836	*
John Engelman(8)	83,908	*
H. Van Sinclair(9)	74,916	*
Anastasia Nyrkovskaya(10)	54,100	*
Noel J. Spiegel(11)	35,500	*
Bruce T. Bernstein(12)	—	—
All current directors and officers as a group (10 individuals)(13):	1,318,360	8.2%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of the individuals is c/o Vringo Inc., 780 Third Avenue, 12th Floor, New York, NY 10017.
(2)

Includes options to purchase 33,334 shares of our common stock and warrants to purchase 205,242 shares of our common stock exercisable within the next 60 days. 234,452 shares and 96,504 shares issuable upon exercise of warrants are held by Innovation Spring LLC. Innovation Spring Trust is the sole member and the 100% owner of Innovation Spring LLC. Mr. Andrew C. Lang, the father of Mr. Andrew Kennedy Lang, has the sole power to vote or direct the vote over the shares held by Innovation Spring LLC.

(3)

Mr. Abbe is a member of Iroquois Capital Management L.L.C. who has the authority and responsibility for the investments made on behalf of Iroquois Master Fund Ltd. (the “Fund”). Mr. Abbe is a member and general partner of Iroquois Capital Investment Group LLC (“ICIG”) and as such may be deemed to be the beneficial owner of all shares of common stock held by the Fund and ICIG. 4,816 shares of common stock were held by the Fund and 1,963 shares of common stock were held ICIG. Warrants to purchase 225,750 shares of common stock are held by the Fund and warrants to purchase 86,000 shares of common stock are held by ICIG.

(4)	Includes options to purchase 231,816 shares of our common stock and warrants to purchase 4,000 shares of our common stock exercisable within the next 60 days.
(5)	Includes options to purchase 132,750 shares of our common stock exercisable within the next 60 days.
(6)

Includes options to purchase 46,618 shares of our common stock and warrants to purchase 30,220 shares of our common stock exercisable within the next 60 days. 30,220 shares issuable upon exercise of warrants are held by the Donald E. and Mary Stout Trust.

(7)	Includes options to purchase 85,166 shares of our common stock exercisable within the next 60 days.
(8)	Includes options to purchase 65,250 shares of our common stock exercisable within the next 60 days.
(9)	Includes options to purchase 42,500 shares of our common stock and warrants to purchase 4,971 shares of our common stock exercisable within the next 60 days.
(10)	Includes options to purchase 52,500 shares of our common stock exercisable within the next 60 days.
(11)	Includes options to purchase 28,000 shares of our common stock exercisable within the next 60 days.
(12)	Does not currently own any equity in the Company.
(13)	See footnotes (4 – 12).

Equity Compensation Plan Information

The following table provides certain aggregate information, as of December 31, 2015, with respect to all of our equity compensation plans then in effect:

Plan Category	(a) No. of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights ($)	(c) No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Total equity compensation plans approved by security holders (1)(2)	920,646	$30.16	933,460
Equity compensation plans not approved by security holders (3)	4,118	$9.94	—

(1)	These plans consist of the 2012 Plan, as amended on November 16, 2015, and the 2006 Plan. Under the amended 2012 Plan, a maximum of 2,100,000 shares of common stock may be awarded (after giving effect to the one-for-ten reverse stock split). The 2012 Plan was originally approved by the Company’s stockholders on July 19, 2012, following the merger with Innovate/Protect, replacing Vringo’s then existing 2006 Plan.

(2)	The numbers of securities to be issued upon exercise of outstanding equities are 822,830 and 97,816, respectively for the 2012 Plan and the 2006 Plan. The weighted-average exercise prices of outstanding options are $31.52 and $24.72 for the 2012 Plan and the 2006 Plan, respectively.

(3)	This plan consists of Innovate/Protect’s 2011 Equity Incentive Plan assumed by us in connection with the merger, which provided for incentive stock options, nonqualified stock options, stock appreciation rights, restricted stocks, restricted stock units, stock bonus awards and performance compensation awards to be issued to directors, officers, managers, employees, consultants and advisors of Innovate/Protect and its affiliates, as defined in the plan (after giving effect to the one-for-ten reverse stock split). As of the merger, no further issuances can be made under this plan and any forfeitures cannot be reused.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transactions Approval Policy

All related party transactions must be approved by our Audit Committee or a majority of our independent directors who do not have an interest in the transaction and who will have access, at our expense, to our independent legal counsel.

Transactions with Related Persons

There were no related party transactions to report during the year ended December 31, 2015.

Director Independence and Committee Qualifications

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with Vringo, either directly or indirectly. Based upon this review, we believe that Messrs. Sinclair, Engelman, Spiegel, Stout, Bernstein and Abbe qualify as independent directors in accordance with the standards set by NASDAQ, as well as Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Accordingly, our Board of Directors is comprised of a majority of independent directors as required by NASDAQ rules. The Board has also determined that each member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee meets the independence requirements applicable to each such committee member prescribed by NASDAQ and the SEC. The Board has further determined that Messrs. Sinclair, Spiegel and Bernstein are “audit committee financial experts” as defined in the rules of the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In July 2015, CohnReznick LLP was selected by our Audit Committee as our independent registered public accounting firm for the fiscal year ended December 31, 2015. This selection was ratified by our stockholders at the 2015 annual meeting held on November 16, 2015. In deciding to select CohnReznick LLP, the Audit Committee carefully considered the qualifications of CohnReznick LLP, including its reputation for integrity, quality, and competence in the fields of accounting and auditing. Further, the Audit Committee reviewed auditor independence issues and existing commercial relationships with CohnReznick LLP. The Audit Committee concluded that independence of CohnReznick LLP was not impaired for the fiscal year ended December 31, 2015. KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2014. For the fiscal years ended December 31, 2015 and 2014, we incurred the following fees for the services of CohnReznick LLP and KPMG LLP.

	2015	2014
Audit fees(1):	$392,500	462,500
Tax fees(2):	—	25,000
Total	$392,500	$487,500

(1)

This category includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The audit fees incurred in 2015 were comprised of $248,250, which were incurred by CohnReznick LLP from the time of appointment on July 13, 2015 and $144,250 incurred by KPMG LLP. The fees of $462,500 in 2014 were incurred by KPMG LLP.

(2)	Tax fees represent the aggregate fees for tax compliance, tax advice, and tax planning services provided by KPMG Israel related to our Israeli subsidiary.

Pre-Approval of Audit and Non-Audit Services

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our independent registered public accounting firms in 2015 and 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. For the financial statements included in this Annual Report on Form 10-K, see “Index to the Financial Statements” on page F-1.

(a)(2) Financial Statement Schedules. All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits. The list of exhibits filed as a part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated by reference in this Item 15(a)(3).

(b) Exhibits. See Exhibit Index.

Vringo, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Vringo, Inc.:

We have audited the accompanying consolidated balance sheet of Vringo, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. Vringo, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vringo, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vringo, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Jericho, New York

March 10, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Vringo, Inc.:

We have audited the accompanying consolidated balance sheet of Vringo, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ KPMG LLP

New York, New York

March 16, 2015

Vringo, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Current assets
Cash and cash equivalents	$24,951	$16,023
Deposits with courts	1,930	2,067
Other current assets	1,396	510
Total current assets	28,277	18,600

Intangible assets, net	16,476	17,625
Goodwill	4,863	—
Other assets	916	1,210
Total assets	$50,532	$37,435

Current liabilities
Accounts payable, accrued expenses and other current liabilities	$6,030	$4,732
Senior secured convertible notes, net	3,184	—
Total current liabilities	9,214	4,732

Long-term liabilities
Derivative warrant liabilities	$416	$174
Other liabilities	386	1,349
Commitments and contingencies (Note 17)

Stockholders’ equity*
Series A Convertible Preferred stock, $0.01 par value per share; 500,000 shares authorized; none issued and outstanding	—	—
Series B Convertible Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; 1,666,667 shares issued and none outstanding	—	—
Common stock, $0.01 par value per share 150,000,000 shares authorized; 13,220,050 and 9,340,490 shares issued and outstanding as of December 31, 2015 and 2014, respectively	132	93
Additional paid-in capital	237,246	216,792
Accumulated deficit	(196,862)	(185,705)
Total stockholders’ equity	40,516	31,180
Total liabilities and stockholders’ equity	$50,532	$37,435

*Adjusted to reflect the impact of the 1:10 reverse stock split that became effective on November 27, 2015.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the year ended December 31,
	2015	2014
Revenue
Licensing revenue	$21,750	$1,425
Product revenue	937	—
Total revenue	22,687	1,425

Costs and expenses**
Cost of goods sold	800	—
Operating legal costs	18,553	25,368
Amortization and impairment of intangible assets	3,295	5,123
General and administrative	10,383	16,373
Goodwill impairment	—	65,757
Total operating expenses	33,031	112,621
Operating loss from continuing operations	(10,344)	(111,196)
Non-operating expense, net	(357)	(162)
Gain on revaluation of warrants and conversion feature	2,544	2,201
Interest expense	(2,594)	—
Extinguishment of debt	(1,373)	—
Issuance of warrants	—	(65)
Loss from continuing operations before income taxes	(12,124)	(109,222)
Income tax benefit	866	—
Loss from continuing operations	(11,258)	(109,222)
Loss from discontinued operations before income taxes	—	(209)
Income tax expense	—	(246)
Loss from discontinued operations	—	(455)
Net loss	(11,258)	(109,677)
Net loss attributable to the noncontrolling interest	101	—
Net loss attributable to the Company	$(11,157)	$(109,677)
Loss per share*:
Basic
Loss per share from continuing operations	$(1.09)	$(12.18)
Loss per share from discontinued operations	—	(0.06)
Total net loss per share	$(1.09)	$(12.24)
Diluted
Loss per share from continuing operations	$(1.09)	$(12.31)
Loss per share from discontinued operations	—	(0.05)
Total net loss per share	$(1.09)	$(12.36)
Weighted-average number of shares outstanding during the year*:
Basic	10,217,734	8,964,033
Diluted	10,217,734	9,048,974
** Includes stock-based compensation expense, as follows:
Operating legal costs	$761	$1,343
General and administrative	4,303	9,473
Discontinued operations	—	151
Total stock-based compensation expense	$5,064	$10,967

*Adjusted to reflect the impact of the 1:10 reverse stock split that became effective on November 27, 2015.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Common stock*	Additional paid-in capital*	Accumulated deficit	Total Vringo	Non- controlling Interest	Total
Balance as of January 1, 2014, unadjusted	$845	$189,465	$(76,028)	$114,282	$—	$114,282
Adjustment for reverse stock split 10:1, effective November 27, 2015	(760)	760	—	—	—	—
Balance as of January 1, 2014, as adjusted	85	190,225	(76,028)	114,282	—	114,282
Exercise of stock options and vesting of RSUs	2	2,158	—	2,160	—	2,160
Issuance of warrants	—	65	—	65	—	65
Exercise of warrants	6	12,993	—	12,999	—	12,999
Issuance of common stock for services	—	384	—	384	—	384
Stock-based compensation	—	10,967	—	10,967	—	10,967
Net loss for the year	—	—	(109,677)	(109,677)	—	(109,677)
Balance as of December 31, 2014, as adjusted	93	216,792	(185,705)	31,180	—	31,180
Reclassification of derivative Reload Warrants and Series 1 Warrants to equity warrants	—	175	—	175	—	175
Issuance of equity warrants	—	114	—	114	—	114
Issuance of common stock for repayment of convertible debt and related interest	21	9,370	—	9,391	—	9,391
Issuance of common stock for acquisition of IDG	18	5,731	—	5,749	101	5,850
Stock-based compensation	—	5,064	—	5,064	—	5,064
Net loss for the year	—	—	(11,157)	(11,157)	(101)	(11,258)
Balance as of December 31, 2015	$132	$237,246	$(196,862)	$40,516	$—	$40,516

*Adjusted to reflect the impact of the 1:10 reverse stock split that became effective on November 27, 2015.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(11,258)	$(109,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Items not affecting cash flows
Depreciation and amortization	3,516	4,023
Impairment of goodwill and intangible assets	—	67,112
Change in deferred tax assets and liabilities	(866)	—
Amortization of debt discount	2,014	—
Amortization of debt issuance costs	145	—
Stock-based compensation	5,064	10,967
Issuance of warrants	114	65
Loss on extinguishment of debt	1,707	—
Issuance of shares of common stock related to the acquisition of IDG	17	—
Change in fair value of derivative warrant liabilities and conversion feature	(2,544)	(2,201)
Exchange rate loss, net	346	192
Changes in assets and liabilities net of effects of acquisition
Decrease (increase) in other assets	(243)	374
Increase (decrease) in payables and accruals	(583)	763
Net cash used in operating activities	(2,571)	(28,382)
Cash flows from investing activities
Acquisition of property and equipment	—	(246)
Cash acquired as part of the acquisition of IDG (1)	144	—
Increase in deposits	(248)	(2,404)
Net cash used in investing activities	(104)	(2,650)
Cash flows from financing activities
Exercise of stock options	—	2,160
Exercise of warrants	—	11,292
Net proceeds from senior secured convertible notes and warrants	12,425	—
Repayment of notes payable	(610)	—
Debt issuance costs	(218)	—
Net cash provided by financing activities	11,597	13,452
Effect of exchange rate changes on cash and cash equivalents	6	17
Decrease (increase) in cash and cash equivalents	8,928	(17,563)
Cash and cash equivalents at beginning of the year	16,023	33,586
Cash and cash equivalents at end of the year	$24,951	$16,023
Supplemental disclosure of cash flows information
Income taxes paid	$—	$—
Non-cash investing and financing transactions
Non-cash acquisition of cost method investment	—	787
Conversion of derivative warrant liabilities into common stock	—	1,707
Change in classification of derivative warrant liabilities into equity warrants	175	—
Issuance of common stock to repay $8,032 of debt and interest	9,391	—
Debt discount	2,961	—

(1) Cash acquired as part of the acquisition of IDG
Working capital (excluding cash and cash equivalents)	454	—
Intangible assets	(2,146)	—
Goodwill	(4,863)	—
Deferred tax liabilities	866	—
Fair value of Vringo shares issued ($5,571 on October 15, 2015 and $262 on December 28, 2015)	5,833	—
	144	—

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 1. General

Overview

Vringo, Inc. (“Vringo” or the “Company”) is engaged in the innovation, development and monetization of intellectual property, as well as the commercialization and distribution of wire-free power and rugged computing devices. The Company has three operating segments:

•	Intellectual Property

•	Fli Charge

•	Group Mobile

The Company was incorporated in Delaware on January 9, 2006 and completed an initial public offering in June 2010. On July 19, 2012, Vringo closed the Merger with I/P. On August 9, 2012, the Company acquired a patent portfolio from Nokia, comprised of 124 patent families with counterparts in certain jurisdictions worldwide, for $22,000. Under the terms of the purchase agreement, to the extent that the gross revenue as defined by the agreement exceeds $22,000, the Company is obligated to pay a royalty of 35% of such excess.

On October 15, 2015, the Company acquired 100% of International Development Group Limited (“IDG”), a holding company consisting of two subsidiaries, Fli Charge and Group Mobile. IDG owned 70% of Fli Charge and 100% of Group Mobile. The acquisition was a stock purchase whereby Vringo acquired its entire interest in IDG in exchange for shares in Vringo. The total value of the consideration was $5,571. On December 28, 2015, Vringo acquired the remaining 30% of Fli Charge from third party shareholders in exchange for shares in Vringo.

Fli Charge owns a patented conductive wire-free charging technology and is focused on the development and commercialization of its technology through the direct to consumer sale of enablements as well as partnerships and licensing agreements in various industries. Fli Charge is currently working with partners that are interested in implementing Fli Charge technology for smart furniture, Original Equipment Manufacturers “OEM” and after-market automobiles, and vaporizers. Fli Charge’s business model is to license its technology in exchange for recurring licensing revenue as well as to manufacture and commercialize its own conductive charging pads and associated cases for phones, tablets and laptops.

Group Mobile is a full service reseller of rugged computers, rugged tablets, rugged mobile devices, accessories and other related products geared toward emergency first responders, municipalities and corporations. In addition, Group Mobile specializes in high-quality customer support for those products.

Prior to December 31, 2013, Vringo operated a global platform for the distribution of mobile social applications and services. On February 18, 2014, the Company sold its mobile social application business to InfoMedia Services Limited (“InfoMedia”), receiving an 8.25% ownership interest in InfoMedia as consideration and a seat on the board of directors of InfoMedia. As part of the transaction, the Company has the opportunity to license certain intellectual property assets and work with InfoMedia to identify and protect new intellectual property.

Each of the Company’s operating segments are described below.

Intellectual Property

Vringo’s Intellectual Property operating segment is engaged in the innovation, development and monetization of intellectual property. The Company’s portfolio consists of over 600 patents and patent applications covering telecom infrastructure, internet search, ad-insertion and mobile technologies; it includes the following key categories:

•	Wireless Infrastructure and Devices – This portfolio encompasses technologies relating to telecom infrastructure, including communication management, data and signal transmission, mobility management, radio resources management and services.

•	Content Distribution – This portfolio includes seven patents as well as several pending patent applications. As one of the means of realizing the value of these patents, on October 20, 2015, the Company filed suit against DirecTV in the United States District Court for the Southern District of New York.

Vringo is currently focused on identifying, generating, acquiring, and deriving economic benefits from intellectual property assets and the Company monetizes its technology portfolio through a variety of value enhancing initiatives, including, but not limited to licensing, litigation and strategic partnerships.

Fli Charge

Fli Charge is a wire-free power company dedicated to making it easier for people to power and charge the multitude of mobile electronic devices they use on a daily basis. By eliminating the need to search and compete for outlets and charging cables, Fli Charge is improving the powering and charging experience for all battery and DC powered devices.

Fli Charge designs, develops, licenses, manufactures and markets wire-free conductive power and charging solutions. Fli Charge is currently working with partners in several verticals to bring products to market. These verticals include education, office, hospitality, automotive and consumer electronics among others. To date, Fli Charge has not yet generated any substantial revenue from its products. Fli Charge’s patented technology is the only wire-free power solution that is fully interoperable between different mobile devices ranging from smartphones to power tools, and many more. Fli Charge’s wire-free power solution can simultaneously power multiple devices on the same pad no matter their power requirements or positions on the pad.

The Fli Charge ecosystem consists of power pads or surfaces as well as devices that are connected to or embedded with Fli Charge enabling technology. Fli Charge pads and surfaces are connected to a power source or battery. The surface of the pad has conductive contact strips that provide power and are constantly monitored by control circuitry that immediately halts power transfer if an unapproved load or short-circuit condition is detected. Fli Charge-enabled devices are embedded with the Fli Charge contact enablement that consists of four contact points, known as the Fli Charge “constellation.” The constellation is designed to make an immediate and continuous electrical connection with the contact strips regardless of the device’s orientation on the pad. The enablement monitors the power coming from the pad and ensures that the correct amount of power goes to the device. Once an approved Fli Charge device is placed on a pad, power is transferred immediately to charge or power the device.

Group Mobile

Group Mobile is a provider of rugged, mobile and field-use computing products, serving customers worldwide. Group Mobile provides total hardware solutions, including rugged laptops, tablets, and handheld computers. Group Mobile also carries rugged mobile printers, vehicle computer docking and mounting gear, power accessories, wireless communication products, antennas, carrying cases, and other peripherals, accessories, and add-ons needed to maximize productivity in a mobile- or field-computing environment. Group Mobile operates a full-service ecommerce website with live chat, up-to-date product information, and computer system configuration capabilities. Group Mobile’s goal is to ensure that its customers purchase the best product for their specific requirements.

Group Mobile purchases rugged mobile computing equipment and complementary products from its primary distribution and manufacturing partners and sells them to enterprise, reseller, and retail customers. Group Mobile’s primary customers range from corporations to local governments, emergency first responders and healthcare organizations. Group Mobile believes that its business is characterized by gross profits as a percentage of revenue slightly higher than is commonly found in resellers of computing devices. The market for rugged mobile computing products is trending towards an increase in the volume of unit sales combined with declining unit prices as the business transitions from primarily being comprised of laptops to one primarily comprised of rugged tablets. As this transition has occurred, Group Mobile is seeing shortened product life cycles and industry specific devices for segments such as healthcare. Group Mobile sets sale prices based on the market supply and demand characteristics for each particular product. Group Mobile is highly dependent on the end-market demand for rugged mobile computing products, which is influenced by many factors including the introduction of new IT products by OEM, replacement cycles for existing rugged mobile computing products, overall economic growth, local and state budgets, and general business activity.

Product costs represent the single largest expense and product inventory is one of the largest working capital investments for Group Mobile. Group Mobile’s primary suppliers include Synnex Corporation, Ingram Micro Inc., Xplore Technologies Corporation and Flextronics International Ltd., which combined represent approximately 80% of Group Mobile’s inventory purchases. We have reseller agreements with most of our OEM and distribution partners. These agreements usually provide for nonexclusive resale and distribution rights. The agreements are generally short-term, subject to periodic renewal, and often contain provisions permitting termination by either our supplier or us without cause upon relatively short notice. Furthermore, product procurement from the OEM suppliers is a highly complex process and, as such, efficient and effective purchasing operations are critical to Group Mobile’s success.

Recent Developments

ZTE Agreement

On December 7, 2015, the Company entered into a confidential settlement and license agreement (the “Settlement Agreement”) with ZTE Corporation and its affiliates (“ZTE”), pursuant to which: (i) ZTE paid the Company a total of $21,500, net of any withholding, value added or other taxes; (ii) the parties withdrew all pending litigations and proceedings against each other including the litigations related to ZTE’s breach of its non-disclosure agreement with Vringo; and (iii) the Company granted ZTE a non-exclusive, non-transferable, worldwide perpetual license of certain patents and patent applications owned by the Company.

Acquisition

On October 15, 2015, the Company acquired 100% of IDG, a holding company consisting of two subsidiaries, Fli Charge and Group Mobile. IDG owned 70% of Fli Charge and 100% of Group Mobile. The acquisition was a stock purchase whereby Vringo acquired its entire interest in IDG in exchange for shares in Vringo. The total value of the consideration was $5,571. On December 28, 2015, Vringo acquired the remaining 30% of Fli Charge from third party shareholders in exchange for shares in Vringo.

Notes Financing

On May 4, 2015 (the “Closing Date”), Vringo entered into a securities purchase agreement with certain institutional investors in a registered direct offering of $12,500 of Senior Secured Convertible Notes (the “Notes”) and warrants to purchase 537,500 shares of its common stock (after giving effect to the one-for-ten reverse stock split). On the Closing Date, the Company issued the Notes, which are convertible into shares of its common stock at $10.00 per share, bear 8% interest and mature in 21 months from the date of issuance, unless earlier converted. In addition, the Company issued 537,500 warrants to purchase shares of its common stock, which are exercisable at $10.00 per share for a period of five years, beginning on November 4, 2015. In connection with the issuance of the Notes and the warrants, the Company received net cash proceeds of $12,425. During the year ended December 31, 2015, the Company made principal and interest payments in the aggregate amount of $8,294.

Reverse Stock Split

On November 27, 2015, we implemented a one-for-ten reverse split of our issued and outstanding shares of common stock (the "Reverse Stock Split"), as authorized at a special meeting of our stockholders held on November 16, 2015. The Reverse Stock Split became effective at the opening of trading on the NASDAQ on November 27, 2015. As of November 27, 2015, every 10 shares of our issued and outstanding common stock were combined into one share of our common stock, except to the extent that the Reverse Stock Split resulted in any of our stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the nominal par value per share of $0.01.

All references in this Annual Report on Form 10-K to number of shares of common stock, price per share and weighted average shares of common stock have been adjusted to reflect the Reverse Stock Split on a retroactive basis for all periods presented, unless otherwise noted.

NASDAQ

On December 18, 2014, we received a notification letter from NASDAQ informing us that for the last 30 consecutive business days, the bid price of our securities had closed below $1.00 per share. On June 17, 2015, we received a letter from NASDAQ notifying us that we had been granted an additional 180-day period, or until December 14, 2015, to regain compliance with the minimum $1.00 bid price per share requirement for continued listing on the NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5810(c)(3)(A)(ii). On December 14, 2015, as a result of the Reverse Stock Split on November 27, 2015, we received a letter from The NASDAQ Stock Market LLC notifying us that we regained compliance with The NASDAQ Stock Market's minimum bid price continued listing requirement. The letter noted that because the closing bid price of our common stock has been at $1.00 per share or greater for the last 10 consecutive trading days, we have regained compliance with Listing Rule 5550(a)(2) and the matter is now closed.

Financial conditions

As of December 31, 2015, the Company had a cash balance of $24,951 and deposit with courts, which are included in current assets, of $1,930. In February 2016, $1,279 of the deposits with courts were repaid to the Company. The Company’s average monthly cash spent in operations, including the revenue, for the years ended December 31, 2015 and 2014 was approximately $214 and $2,365, respectively.

On May 4, 2015, the Company entered into a securities purchase agreement with certain institutional investors in a registered direct offering of $12,500 of Notes and warrants to purchase up to 537,500 shares of the Company’s common stock, which are exercisable at $10.00 per share for a period of five years. The Notes are repaid monthly in cash or shares at the election of the Company. The total amount of principal outstanding under the Notes was $4,206 as of December 31, 2015.

Note 2. Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. As a result of Vringo’s acquisition of IDG in the fourth quarter of 2015, Vringo incorporated IDG and its subsidiaries’ financial information in its consolidated balance sheet as of December 31, 2015, and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the period from the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(d) Cash and cash equivalents

The Company deposits its cash in checking accounts with financial institutions. The Company has established guidelines relating to diversification and maturities of its investments in order to minimize credit risk and maintain high liquidity of funds. All highly liquid investments with original maturities of three months or less at acquisition date are considered cash equivalents.

(e) Derivative instruments

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets at their respective fair values. The Company's derivative instruments have been recorded as liabilities at fair value, and are revalued at each reporting date, with changes in the fair value of the instruments included in the consolidated statements of operations as non-operating income (expense). The Company reviews the terms of features embedded in non-derivative instruments to determine if such features require bifurcation and separate accounting as derivative financial instruments. Equity-linked derivative instruments are evaluated in accordance with FASB Accounting Standard Codification 815-40, “Contracts in an Entity’s Own Equity” to determine if such instruments are indexed to the Company’s own stock and qualify for classification in equity.

(f) Accounts receivable

Accounts receivable are recorded net of an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. In developing the allowance, the Company considers historical loss experience, the overall quality of the receivable portfolio and specifically identified customer risks. The Company periodically reviews the adequacy of the allowance and the factors used in the estimation making adjustments to the estimate as necessary. Accounts receivable are included in other current assets on the consolidated balance sheets. Refer to Note 13, Other Current Assets, for further information.

(g) Inventory

Inventory is valued at the lower of cost or market value. Cost is determined using a weighted-average cost method. The Company periodically reviews inventory for potential obsolescence based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. Inventory items determined to be impaired based on such review are reduced to their net realizable value. Inventory is included in other current assets on the consolidated balance sheets. Refer to Note 13, Other Current Assets, for further information.

(h) Intangible assets

Intangible assets include purchased patents, which are recorded based on the cost to acquire them, as well as trade names, customer relationships and technology, which were acquired as part of the acquisition of IDG in the fourth quarter of 2015 and are recorded based on the estimated fair values in purchase price allocation. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

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

(i) Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.

Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other. Prior to the acquisition of IDG, Vringo had one reporting unit for purposes of evaluating goodwill impairment and performing its annual goodwill impairment test on December 31. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform the two-step impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill.

If the fair value of the reporting unit exceeds its carrying value, then the second step of the impairment test (measurement) does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform the second step of the impairment test. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to an acquisition price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit and the implied fair value of goodwill.

There were no indications of impairment as of December 31, 2015.

When the Company performed the first step of its annual goodwill impairment test as of December 31, 2014, the Company determined that the fair value of the reporting unit did not exceed its carrying amount and therefore the second step of the goodwill impairment test was required. In performing the second step of the goodwill impairment test, the Company compared the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill, the Company assigned the fair value of the reporting unit to all of the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. As part of this step, the Company estimated the fair value of its patents using an income approach. The key assumptions for this approach are projected future cash flows, ranges of royalty rates as determined by management in consultations with valuation experts, and a discount rate which is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected future cash flows. Based on the estimated implied fair value of goodwill, the Company recorded an impairment charge in the consolidated statement of operations for the year ended December 31, 2014 of $65,757 to reduce the carrying value of goodwill to its implied fair value, which was determined to be zero.

(j) Revenue recognition

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

Currently, revenue arrangements related to intellectual property provide for the payment of contractually determined fees and other consideration for the grant of certain intellectual property rights related to the Company’s patents. These rights typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patents, (ii) the release of the licensee from certain claims, and (iii) the dismissal of any pending litigation. The intellectual property rights granted typically extend until the expiration of the related patents. Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s part to maintain or upgrade the related technology, or provide future support or services. Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the upfront payment. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, upon receipt of the upfront fee, and when all other revenue recognition criteria have been met.

The Company records revenue from the product sales of Fli Charge and Group Mobile when title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Company’s shipping terms typically specify F.O.B. destination, at which time title and risk of loss have passed to the customer. At the time of sale of hardware products, the Company records an estimate for sales returns and allowances based on historical experience. Hardware products sold by the Company are warranted by the vendor.

Group Mobile uses drop-shipment arrangements with many of its hardware vendors and suppliers to deliver products directly to customers. Revenue for drop-shipment arrangements is recorded on a gross basis upon delivery to the customer with contract terms that typically specify F.O.B. destination. Revenue is recognized on a gross basis as Group Mobile is the principal in the transaction as the primary obligor in the arrangement, assumes the inventory risk if the product is returned by the customer, sets the price of the product to the customer, assumes credit risk for the amounts invoiced, and works closely with the customers to determine their hardware specifications.

Freight billed to customers is recognized as net product revenue and the related freight costs as a cost of goods sold.

Deferred revenue includes: (i) payments received from customers in advance of providing the product and (ii) amounts deferred if other conditions of revenue recognition have not been met.

(k) Segment reporting

The Company operates in three operating segments: Intellectual Property, Fli Charge and Group Mobile. Intellectual Property is engaged in the innovation, development and monetization of mobile technologies and intellectual property. Fli Charge develops wireless charging devices and licenses technology to various channels and applications. Group Mobile provides rugged, mobile and field-use computing products to customers through their e-commerce platform.

(l) Operating legal costs

Operating legal costs include expenses incurred in connection with the Company’s patent licensing and enforcement activities, patent-related legal expenses paid to external patent counsel, including contingent legal fees, licensing and enforcement related research, consulting and other expenses paid to third parties, as well as related internal payroll expenses and stock-based compensation. In addition, amounts received by the Company for reimbursements of legal fees in connection with its litigation campaigns are recorded in operating legal costs as an offset to legal expense.

(m) Stock-based compensation

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

(o) Net loss per common share

Basic net loss per share is computed by dividing the net loss attributable to the Company for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to the Company for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. However, as the Company generated net losses in all periods presented, some potentially dilutive securities that relate to the continuing operations, including certain warrants and stock options, were not reflected in diluted net loss per share because the impact of such instruments was anti-dilutive.

(p) Commitments and contingencies

Liabilities for loss contingencies arising from assessments, estimates or other sources are to be recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs expected to be incurred in connection with a loss contingency are expensed as incurred.

(q) Fair value measurements

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

(r) Recently issued accounting pronouncements

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

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. The new standard clarifies how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and early adoption is permitted. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the corresponding debt liability, consistent with debt discounts. The new standard does not change the amortization of debt issuance costs, which are reported as interest expense in the consolidated statements of operations. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure in-scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to our consolidated financial statements, the most significant impact relates to the accounting for equity investments. It will impact the disclosure and presentation of financial assets and liabilities. The amendments in this update are effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

(s) Reclassification

Certain balances have been reclassified to conform to presentation requirements, including to retroactively present the effect of the reverse stock split.

Note 3. Net Loss per Common Share

On November 27, 2015, the Company effected a one-for-ten reverse stock split of its issued and outstanding shares of common stock. As a result, all references to number of shares of common stock, price per share and weighted average shares of common stock have been adjusted to reflect the one-for-ten reverse stock split on a retroactive basis for all periods presented, unless otherwise noted.

The table below presents the computation of basic and diluted net losses per common share:

	For the year ended December 31,
	2015	2014
Basic Numerator:
Loss from continuing operations attributable to shares of common stock	$(11,157)	$(109,222)
Loss from discontinued operations attributable to shares of common stock	—	(455)
Net loss attributable to shares of common stock	$(11,157)	$(109,677)
Basic Denominator:
Weighted average number of shares of common stock outstanding during the year	10,217,734	8,964,033
Weighted average number of penny stock options	—	—
Basic common stock shares outstanding	10,217,734	8,964,033
Basic loss per common stock share from continuing operations	$(1.09)	$(12.18)
Basic loss per common stock share from discontinued operations	—	(0.06)
Basic net loss per common stock share	$(1.09)	$(12.24)

Diluted Numerator:
Net loss from continuing operations attributable to shares of common stock	$(11,157)	$(109,222)
Increase in net loss attributable to derivative warrants	—	(2,201)
Diluted net loss from continuing operations attributable to shares of common stock	(11,157)	(111,423)
Diluted net loss from discontinued operations attributable to shares of common stock	—	(455)
Diluted net loss attributable to shares of common stock	$(11,157)	$(111,878)

Diluted Denominator:
Basic common stock shares outstanding	10,217,734	8,964,033
Shares assumed issued upon exercise of derivative warrants during the year	—	84,941
Diluted common stock shares outstanding	10,217,734	9,048,974
Diluted loss per common stock share from continuing operations	$(1.09)	$(12.31)
Diluted loss per common stock share from discontinued operations	—	(0.05)
Diluted net loss per common stock share	$(1.09)	$(12.36)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options to purchase an equal number of shares of common stock of the Company	871,484	805,235
Unvested RSUs to issue an equal number of shares of common stock of the Company	53,280	119,636
Warrants to purchase an equal number of shares of common stock of the Company	1,006,679	1,655,324
Conversion feature of Senior Secured Notes	1,250,000	—
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share	3,181,443	2,580,195

Note 4. Cash and Cash Equivalents

	As of December 31,
	2015	2014
Cash denominated in U.S. dollars	$24,918	$2,897
Money market funds denominated in U.S. dollars	—	13,085
Cash in currency other than U.S. dollars	33	41
	$24,951	$16,023

Note 5. Business Combination

On October 15, 2015, the Company acquired IDG. Pursuant to the Purchase Agreement, the Company acquired 100% of the capital stock of IDG. Fli Charge, in which IDG owned 70% of the capital stock and control of its operations, and the wholly-owned Group Mobile were also acquired through the purchase of IDG. Fli Charge owns patented conductive wire-free charging technology and is focused on innovation, sales, manufacturing and licensing its technology in various industries, such as automotive, furniture and others. Group Mobile is a company with full service customer support in rugged computers, mobile devices and accessories.

As consideration for the acquisition, the Company issued an equivalent of 1,666,667 common shares (after giving effect to the Reverse Stock Split), which were issued as follows: (i) 1,604,167 shares of the Company’s newly designated Series B Convertible Preferred Stock (“Series B Preferred”), convertible into 1,604,167 shares of the Company’s common stock, (ii) 57,500 shares of the Company’s unregistered common stock issued to one of the sellers, who is a former Chief Executive Officer and Director, in consideration of his forgiveness of debt and (iii) 5,000 shares of the Company’s common stock for transaction related services. A total of 240,625 Series B Preferred shares were placed in escrow to secure certain of the sellers’ indemnity obligations under the Purchase Agreement for a period of up to 12 months. On November 27, 2015, all Series B Preferred outstanding shares were converted into unregistered common stock of the Company, resulting in the 1,604,167 shares of common stock.

Purchase consideration value was determined based on the market value of the Company’s common shares at the date of the transactions, discounted for the fact that the shares are restricted as to their marketability for a period of six months from the issuance date.

The transaction has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values at the closing date. The purchase price consideration is as follows:

October 15, 2015 Acquisition:	Fair Value
Series B Preferred Stock	$5,378
Debt assumed, settled in shares	193
Total share value issued	$5,571

The purchase price for the acquisition was allocated to the net tangible and intangible assets based on their fair values as of the closing date. The excess of the purchase price over the net tangible assets and intangible assets was recorded as goodwill.

The purchase price allocation is as follows:

Fair Value
Assets:
Cash and cash equivalents	$144
Accounts receivable	245
Inventory	234
Prepaid expenses	18
Current Assets	641
Intangible assets	2,146
Goodwill	4,863
Total Assets	7,650

Liabilities:
Accounts payable	464
Credit line	270
Accrued expenses	44
Other current liabilities	173
Deferred tax liabilities	866
Total liabilities	1,817

Noncontrolling interest in Fli Charge	262

Total	$5,571

The allocation of the purchase price was based upon a valuation and the Company's estimates and assumptions, which are subject to change within the measurement period (up to one year from the acquisition dates). The principal area of potential purchase price adjustments relate to the shares placed in escrow.

In connection with the acquisition, the Company also entered into a Consulting Agreement with IDG’s former Chief Executive Officer and director for an initial term of six months, which may be extended on a month-to-month basis or longer thereafter, and the payment of $9 per month. The Company also issued to a finder a warrant to purchase up to an aggregate of 50,000 shares of common stock of the Company, at an exercise price of $5.00 per share, expiring on April 15, 2021. The fair value of the warrant was $114 and was recorded as an expense in general and administrative expenses.

On December 28, 2015, the Company acquired the remaining 30% interest in Fli Charge from third parties. In conjunction with the transaction, the Company issued 110,000 shares of its unregistered common stock for total consideration of $262. The fair value of the consideration for financial reporting purposes was determined based on the market value of the shares at the date of the transaction, discounted due to the restricted nature of the shares and the effect this has on their marketability. The issuance of these shares have no impact on the allocation of the purchase consideration pursuant to FASB ASC 810 and was recorded as an equity transaction.

Note 6. Goodwill and Intangible Assets

Intangible assets

The following table provides information regarding the Company’s intangible assets, which consist of the following:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted average amortization period (years)

Patents	$28,213	$(13,782)	$14,431	$28,213	$(10,588)	$17,625	8.60
Additions during the year (Note 5):
Customer relationships	1,163	(62)	1,101	—	—		3.91
Trade name	504	(21)	483	—	—		4.90
Technology	479	(18)	461	—	—		5.68
Total intangible assets	$30,359	$(13,883)	$16,476	$28,213	$(10,588)	$17,625

The Company’s patents consist of three major patent portfolios, which were acquired from third parties, as well as a number of internally developed patents. The costs related to internally developed patents are expensed as incurred.

The Company’s patents and other intangible assets are amortized over their expected useful lives (i.e., through the expiration date of the patent). During the years ended December 31, 2015 and 2014, the Company recorded amortization expense of $3,295 and $3,768, respectively, related to its intangible assets.

During the third quarter of 2014, the Company determined that there were impairment indicators related to certain of its patents. A significant factor that was considered when making this determination included the announcement of the Federal Circuit’s decision on August 15, 2014, in which they held that the claims of the patents-in-suit asserted by I/P Engine against the Defendants are invalid for obviousness. The Company concluded that this factor was deemed a “triggering” event requiring that the related patent assets be tested for impairment during the third quarter of 2014. In performing this impairment test, the Company determined that the patent portfolio containing the patents-in-suit in I/P Engine's litigation against AOL Inc., Google Inc. et al, which represents an asset group, was subject to impairment testing. In the first step of the impairment test, the Company utilized its projections of future undiscounted cash flows based on the Company’s existing plans for the patents. As a result, it was determined that the Company’s projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, the Company performed the second step of the impairment test to measure the potential impairment by calculating the asset group’s fair value. This resulted in an impairment of $1,355 during the third quarter of 2014, related to the asset group, which represents the difference between the fair value and the carrying value of the asset group. The impairment charge is included in amortization and impairment of intangibles in the consolidated statement of operations for the year ended December 31, 2014. There were no impairment charges related to the Company’s patents during the year ended December 31, 2015.

Estimated amortization expense for each of the five succeeding years, of the Company’s intangible assets at December 31, 2015 is as follows:

Year ending December 31,	Amount
2016	$3,362
2017	3,291
2018	3,268
2019	2,874
2020	1,692
Thereafter	1,989
$16,476

Goodwill

The following table provides information regarding the Company’s goodwill:

	For the year ended December 31,
	2015	2014
Balance as of January 1:	$—	$67,757
Acquisition of IDG (Note 5):
Fli Charge goodwill	757	—
Group Mobile goodwill	4,106	—
Goodwill impairment	—	(67,757)
	$4,863	$—

As of December 31, 2015, goodwill related to the purchase of IDG, which was consummated during the fourth quarter of 2015. There were no indicators of impairment as of December 31, 2015.

The Company performed its annual goodwill impairment test as of December 31, 2014. The Company performed the first step of the goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Similar to the interim goodwill impairment test described above, the fair value of the reporting unit was determined using certain valuation techniques, including the estimation of an implied control premium, in addition to the Company’s market capitalization on the measurement date, as the market capitalization is derived on a non-controlling basis. The implied control premium selected was consistent with the control premium utilized in the interim goodwill impairment test described above, as no new significant observable market data of comparable companies was available.

During the fourth quarter of 2014, the Company’s stock price declined and the closing price of the Company’s stock on December 31, 2014 was $5.50. This decline in stock price resulted in a significantly lower market capitalization than that used when performing the interim goodwill impairment test described above. Based upon the first step of the goodwill impairment test performed as of December 31, 2014, the Company determined that the fair value of the reporting unit did not exceed its carrying amount and therefore the second step of the goodwill impairment test was required.

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

Note 7. Segment Information

	For the year ended December 31,
	2015	2014
Revenue:
Intellectual Property	$21,750	$1,425
Fli Charge	2	—
Group Mobile	935	—
Total Revenue	$22,687	$1,425

Segment operating loss:
Intellectual Property	$(9,854)	$(45,439)
Fli Charge	(139)	—
Group Mobile	(351)	—
Total Segment operating loss	$(10,344)	$(45,439)

Unallocated expenses, net:
Goodwill impairment	—	(65,757)
Total unallocated expenses, net	—	(65,757)
Non-operating income (expense), net	(1,780)	1,974
Loss before income tax benefit (expense)	$(12,124)	$(109,222)

Assets:
Intellectual Property	$42,721	$37,435
Fli Charge	6,228	—
Group Mobile	1,583	—
Total Assets	$50,532	$37,435

General and administrative costs are allocated to the Intellectual Property segment.

Note 8. Revenue from Settlements and Licensing Agreements

On December 7, 2015, the Company entered into a confidential settlement and license agreement (the “Settlement Agreement”) with ZTE Corporation and its affiliates (“ZTE”), pursuant to which: (i) ZTE paid the Company a total of $21,500, net of any withholding, value added or other taxes; (ii) the parties withdrew all pending litigations and proceedings against each other including the litigations related to ZTE’s breach of its non-disclosure agreement with Vringo; and (iii) the Company granted ZTE a non-exclusive, non-transferable, worldwide perpetual license of certain patents and patent applications owned by the Company.

During the year ended December 31, 2014, the Company recorded total licensing revenue of $1,425, which was due to certain one-time payments in connection with settlement and license agreements for certain of its owned intellectual property.

Note 9. Senior Secured Convertible Notes

On May 4, 2015 (the “Closing Date”), the Company entered into a securities purchase agreement with certain institutional investors in a registered direct offering of $12,500 of Senior Secured Convertible Notes (the “Notes”) and warrants to purchase 537,500 shares of the Company’s common stock (after giving effect to the Reverse Stock Split). On the Closing Date, the Company issued the Notes, which are convertible into shares of the Company’s common stock at $10.00 per share, bear 8% interest and mature in 21 months from the date of issuance, unless earlier converted. In addition, the Company issued 537,500 warrants to purchase shares of the Company’s common stock, which are exercisable at $10.00 per share for a period of five years, beginning on November 4, 2015. In connection with the issuance of the Notes and the warrants, the Company received net cash proceeds of $12,425. The Company also incurred third party costs directly associated with the issuance of Notes of $218, which are capitalized as debt issuance costs and included in other current assets, and are amortized over the term of the Note. The Company’s obligations under the outstanding Notes are secured by a first priority perfected security interest in substantially all of the Company’s U.S. assets. In addition, stock of certain subsidiaries of the Company has been pledged. The outstanding Notes contain customary events of default, as well as covenants which include restrictions on the assumption of new debt by the Company. As of December 31, 2015, all covenants were met and there were no events of default.

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

Upon issuance of the Notes on May 4, 2015, the Company recorded the following:

Net cash proceeds from the Notes ($12,500 less investors issuance costs of $75)	$12,425
Debt discount:
May 2015 Warrants	1,717
Conversion feature	1,244
Total Debt discount attributed to Warrants and Conversion feature	2,961

Net Total – May 4, 2015	9,464
Debt discount amortization	2,014
Debt repayments	(8,294)
Net Total – December 31, 2015 (presented as short-term)	$3,184

The debt discount is attributable to the value of the separately accounted for conversion feature and May 2015 Warrants issued in connection with the financing. The embedded conversion feature derivatives relate to the conversion option, redemption in case of an event of default, and redemption in the case of a change in control features of the Notes. The embedded derivatives were evaluated under FASB ASC Topic 815-15, were bifurcated from the debt host, and were classified as liabilities in the consolidated balance sheet. The debt discount is amortized using the effective interest method over the term of the Notes. For the year ended December 31, 2015, the Company recorded a total of $2,014 of debt discount amortization, which was recorded as an interest expense in the consolidated statement of operations. In addition, for the year ended December 31, 2015, the Company recorded $145 of amortization of debt issuance costs included in interest expense and recorded an interest accrual of $96 included in accounts payable, accrued expenses and other current liabilities as of December 31, 2015.

During August 2015, the holders of the Notes accelerated six principal installments in exchange for common stock as permitted under the securities purchase agreement. The debt is now expected to mature in July 2016.

During the year ended December 31, 2015, the Company made principal payments in the aggregate amount of $8,294. The Company elected to make a total of $595 of these principal payments in cash and the remaining $7,699 of principal payments in shares of the Company’s common stock, which are issued at a 15% discount to the then current market price. As such, the Company issued 2,070,000 shares (after giving effect to the Reverse Stock Split) in lieu of principal payments and interest payments for the year ended December 31, 2015, and recorded $1,373 extinguishment of debt expense on the consolidated statement of operations for the year ended December 31, 2015.

Note 10. Fair Value Measurements

The following table presents the placement in the fair value hierarchy of liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
December 31, 2015:
May 2015 Warrants	$416	$—	$—	$416
Conversion feature	$1	$—	$—	$1

December 31, 2014:
Conversion Warrants, the derivative Reload Warrants and the derivative Series 1 Warrants	$175	$—	$—	$175

The Company measures its derivative liabilities at fair value. The Conversion Warrants, the derivative Reload Warrants and the derivative Series 1 Warrants were classified within Level 3 because they were valued using the Black-Scholes-Merton and the Monte-Carlo models, as these warrants included down-round protection clauses, which utilize significant inputs that are unobservable in the market. On January 1, 2015, the down-round protection clauses associated with all of the Company’s outstanding derivative warrant liabilities expired and, as a result, these warrants no longer meet the criteria for liability classification. As such, the related liabilities were revalued as of January 1, 2015 and the balance of $175, which was comprised of long-term derivative warrant liabilities of $174 and short-term derivative warrant liabilities of $1, was reclassified to equity.

The May 2015 Warrants were classified within Level 3 because they were valued using the Black-Sholes-Merton model, which utilizes significant inputs that are unobservable in the market. They are recorded as derivative warrant liabilities as they are freestanding instruments and there are several features within the warrants that may require the Company to cash settle or partially cash settle. In particular, the Company may have to cash settle, partially cash settle, or make cash payments to the holders including cash settlement upon exercise when insufficient shares are authorized to be issued, and that the Company is obligated to issue registered shares when the warrants are exercised. The derivative warrant liabilities are initially measured at fair value and marked to market at each balance sheet date.

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

In addition to the above, the Company’s financial instruments as of December 31, 2015 and 2014 consisted of cash, cash equivalents, receivables, accounts payable, deposits and Notes. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) during the year ended December 31, 2015:

	Conversion Warrants, the derivative Reload Warrants and the derivative Series 1 Warrants	May 2015 Warrants	Conversion feature
December 31, 2014	$175	$—	$—
Reclassification of derivative Reload Warrants and Series 1 Warrants to equity warrants	(175)	—	—
Issuance of Notes and May 2015 Warrants	—	1,717	1,244
Gain on revaluation of warrants and conversion feature	—	(1,301)	(1,243)
December 31, 2015	$—	$416	$1

During August 2015, the holders of the Notes accelerated six principal installments in exchange for common stock as permitted under the securities purchase agreement. The debt is now expected to mature in July 2016. These events resulted in a significant decline in the value of the conversion feature between May 4, 2015 and December 31, 2015, which resulted in a concurrent gain on the revaluation of the conversion feature.

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities falls within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

December 31, 2015:

Description	Valuation technique	Unobservable inputs	Range
Conversion feature	Monte-Carlo model	Volatility	82.46%
		Risk free interest rate	0.46%
		Expected term, in years	0.51
		Conversion price	$10.00

May 2015 Warrants	Black-Scholes-Merton	Volatility	79.13%
		Risk free interest rate	1.68%
		Expected term, in years	4.34
		Dividend yield	0.00%

December 31, 2014:

Description	Valuation technique	Unobservable inputs	Range
Conversion Warrants, derivative Reload	Black-Scholes-Merton and	Volatility	56.55% - 77.06%
Warrants and derivative Series 1 Warrants	the Monte-Carlo models	Risk free interest rate	0.13% - 0.87%
		Expected term, in years	0.48 - 2.55
		Dividend yield	0%

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

Note 11. Stock-based Compensation

The Company has a stock-based compensation plan available to grant stock options and RSUs to the Company’s directors, employees and consultants. Under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), a maximum of 1,560,000 shares of common stock may be awarded (after giving effect to the one-for-ten reverse stock split). In 2015, the Company amended its Plan, so that a maximum of shares of common stock that may be awarded was increased to 2,100,000. As of December 31, 2015, 933,460 shares were available for future grants under the Plan. Total stock-based compensation expense for the years ended December 31, 2015 and 2014 was $5,064 and $10,967, respectively.

The following table illustrates the stock options granted during the year ended December 31, 2015. There were no RSUs granted during the year ended December 31, 2015.

Title	Grant date	No. of options	Exercise price	Fair market value at grant date	Vesting terms	Assumptions used in Black-Scholes Option pricing model
Directors and employees	January 2015	115,000	$5.10 - $5.90	$3.30 - $3.80	Over 1 year for directors; over 3 years for employees	Volatility: 74.9% - 77.1% Risk free interest rate: 1.27% - 1.51% Expected term, in years: 5.31 - 5.81 Dividend yield: 0.00%

Certain options granted to officers, directors and certain key employees are subject to acceleration of vesting of 75% - 100% (according to the agreement signed with each grantee), upon a change of control event.

The following tables summarize information about stock options and RSU activity during the year ended December 31, 2015:

	RSUs		Options
	No. of RSUs	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding at December 31, 2014	119,636	$36.40	805,235	$33.60	$9.60 - $55.00	$22.40
Granted	—	—	115,000	$5.45	$5.10 - $5.90	$3.52
Vested/Exercised	(30,991)	$36.51	—	—	—	—
Forfeited	(35,365)	$36.31	(48,751)	$19.41	$5.10 - $37.60	$11.13
Expired	—	—	—	—	—	—
Outstanding at December 31, 2015	53,280	$36.31	871,484	$30.65	$5.10 - $55.00	$20.49
Exercisable at December 31, 2015	—	—	815,361	$31.49	$5.10 - $55.00

	Non-vested stock options:		Non-vested RSU:
	No. of options	Weighted average grant date fair value	No. of RSUs	Weighted average grant date fair value
Balance at January 1, 2015	187,965	$22.10	119,636	$36.40
Granted	115,000	$3.52	—	$—
Vested	(214,631)	$17.18	(30,991)	$36.51
Forfeited	(32,211)	$8.48	(35,365)	$36.31
Balance at December 31, 2015	56,123	$10.66	53,280	$36.31

The following table summarizes information about employee and non-employee stock options outstanding as of December 31, 2015:

Exercise price range	No. options outstanding	No. options exercisable	Weighted average remaining contractual life (years)
$0.01-10.00	98,618	70,285	4.18
$10.00-20.00	84,566	79,567	4.88
$20.00-30.00	46,000	41,000	7.50
$30.00-40.00	518,550	514,926	7.20
$40.00-50.00	102,500	88,333	8.15
$50.00-60.00	21,250	21,250	1.09
	871,484	815,361

As of December 31, 2015 and 2014, the total aggregate intrinsic values of options outstanding and options exercisable were zero since these instruments were “out-of-the-money” as of these dates. The total aggregate intrinsic value of options exercised during the year ended December 31, 2014 was $2,363. There were no options exercised during the year ended December 31, 2015.

The total fair value of stock options that vested in the years ended December 31, 2015 and 2014 was $3,687 and $7,987, respectively. As of December 31, 2015, there were approximately $1,420 of total unrecognized stock-based payment cost related to non-vested options, shares and RSUs, granted under the incentive stock option plans. Overall, the cost is expected to be recognized over a weighted average of 1.05 years.

The Company did not recognize tax benefits related to its stock-based compensation as there is a full valuation allowance recorded.

Note 12. Warrants

The following table summarizes information about warrant activity during the year ended December 31, 2015:

	No. of warrants	Weighted average exercise price	Exercise price range
December 31, 2014	1,740,265	$42.26	$9.40 - $50.60
Granted	587,500	$9.57	$5.00 - $10.00
Expired on June 21, 2015	(1,321,086)	$50.55	$9.40 - $50.60
December 31, 2015	1,006,679	$12.92	$10.00 - $17.60

On May 4, 2015, the Company issued warrants to purchase up to 537,500 of its shares of common stock in conjunction with the issuance of the Notes. The warrants are exercisable at $10.00 per share and are exercisable for a period of five years.

In October 2015, in connection with the purchase of IDG, the Company granted the finder with warrants to purchase up to 50,000 of its shares of common stock, at an exercise price of $5.00 per share (the “October 2015 Warrants”).

Prior to June 21, 2015, the Company had public warrants to purchase 478,400 shares of common stock at an exercise price of $50.60, which were listed on the NASDAQ Capital Market under the symbol “VRNGW,” and additional warrants which were privately held to purchase 842,686 shares of common stock, all of which expired on June 21, 2015.

Certain of the Company’s outstanding warrants are classified as equity warrants and certain are classified as derivative warrant liabilities. The Company’s outstanding equity warrants as of December 31, 2015 consist of the following:

	No. outstanding	Exercise price	Remaining contractual life	Expiration Date
Series 1 Warrants	149,025	$17.60	1.55 years	July 19, 2017
Series 2 Warrants	194,352	$17.60	1.55 years	July 19, 2017
Reload Warrants	75,802	$17.60	1.10 years	February 6, 2017
October 2015 Warrants	50,000	$5.00	5.29 years	April 15, 2021
Outstanding as of December 31, 2015	469,179

The Company’s outstanding derivative warrant liabilities as of December 31, 2015 consist of the following:

	No. outstanding	Exercise price	Remaining contractual life	Expiration Date
May 2015 Warrants	537,500	$10.00	4.34 years	May 4, 2020

Note 13. Other Current Assets

As of December 31, 2015 and 2014, the Company’s other current assets were comprised of the following:

	For the year ended December 31,
	2015	2014
Prepaid expenses	$674	$482
Inventory	379	—
Accounts receivable	246	—
Other	97	28
Balance as of December 31	$1,396	$510

Note 14. Accounts Payable, Accrued Expenses and Other Current Liabilities

As of December 31, 2015 and 2014, the Company’s accounts payable, accrued expenses and other current liabilities were comprised of the following:

	For the year ended December 31,
	2015	2014
Accounts payable	$4,278	$3,598
Accrued liabilities	607	465
Tax liabilities	538	559
Other	607	110
Balance as of December 31	$6,030	$4,732

On July 12, 2015, Group Mobile amended its existing loan agreement with Oklahoma Fidelity Bank, a division of Fidelity Bank. The total amount of the loan is $300 and it bears a variable interest, which is the lower of the Wall Street Journal prime rate plus 1% or 5% annually. The maturity date of the loan is July 12, 2016. The outstanding balance on the loan as of December 31, 2015 was $268 and is included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets.

Note 15. Discontinued Operations and Assets Held For Sale

On February 18, 2014, the Company executed the sale of its mobile social application business to InfoMedia. As consideration for the assets and agreements related to the Company’s mobile social application business, the Company received 18 Class B shares of InfoMedia, which represent an 8.25% ownership interest in InfoMedia. Additionally, the Company’s Chief Executive Officer was appointed as a full voting member of InfoMedia’s board of directors and the Company received a number of customary protective rights. The InfoMedia Class B shares are accounted for as a cost-method investment at the carrying amount of $787 and are included in other assets in the consolidated balance sheets as of December 31, 2015 and 2014. During the year ended December 31, 2015, there were no events or changes in circumstances that would indicate that the carrying amount of this investment may no longer be recoverable.

In connection with the sale of its mobile social application business, the Company is required to present the results of the Company’s mobile social application business as discontinued operations in the consolidated statements of operations. The following table represents the components of operating results from discontinued operations, as presented in the consolidated statements of operations:

	As of December 31,
	2015	2014
Revenue	$—	$37
Operating expenses	—	(266)
Operating loss	—	(229)
Non-operating income (expense)	—	20
Loss before taxes on income	—	(209)
Income tax expense	—	(246)
Loss from discontinued operations	$—	$(455)

Note 16. Income Taxes

For the years ended December 31, 2015 and 2014, the loss from continuing operations before taxes consists of the following:

	2015	2014
Domestic	$(12,072)	$(108,828)
Foreign	(52)	(394)
	$(12,124)	$(109,222)

Income tax expense (benefit) attributable to continuing and discontinued operations for the years ended December 31, 2015 and 2014 consisted of the following:

	2015	2014
Continued operations:
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	(866)	—
State	—	—
	$(866)	$—

Discontinued operations:
Current:
Federal	$—	$(246)
State	—	—
Deferred:
Federal	—	—
State	—	—
	$—	$(246)

Income tax expense attributable to continuing operations differed from the amounts computed by applying the applicable U.S. federal income tax rate to loss from continuing operations before taxes on income as a result of the following:

	For the year ended December 31,
	2015	2014
Loss from continuing operations before taxes on income	$(12,124)	$(109,222)
Tax rate	35%	35%

Computed "expected" tax benefit	4,243	38,228
State taxes, net of federal income tax benefit	294	793
Change in valuation allowance	(3,627)	(13,864)
Nondeductible expenses	(64)	(25,070)
Other items	20	(87)
Income tax benefit attributable to continuing operations	$866	$—

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Deferred income tax assets:
Net operating loss carryforwards	$44,756	$43,558
Stock-based compensation	4,839	4,789
Patents and other	1,212	341
Net deferred income tax assets	50,807	48,688
Less:
Valuation allowance	(50,807)	(48,688)
Net deferred income tax assets	$—	$—

The Company assesses the need for a valuation allowance related to its deferred income tax assets by considering whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. A valuation allowance has been recorded against the Company’s deferred income tax assets, as it is in the opinion of management that it is more likely than not that the net operating loss carryforwards ("NOL") will not be utilized in the foreseeable future. The Company acquired IDG in the fourth quarter of 2015 and, as a result of the acquisition, all components of IDG’s deferred tax liabilities were recorded as part of the acquisition and were netted with similar deferred tax assets of the Company. This resulted in the reduction of the valuation allowance of $866.

The valuation allowance for 2015 is $50,807, which will be reduced if and when the Company determines that the deferred income tax assets are more likely than not to be realized.

The following table presents the changes to the valuation allowance during the years presented:

As of January 1, 2014	$37,758
Charged to cost and expenses – continuing operations	13,864
Charged to cost and expenses – discontinued operations	299
Return to provision true-up and other	(3,233)
As of December 31, 2014	$48,688
Charged to cost and expenses – continuing operations	3,627
Charged to cost and expenses – discontinued operations	(299)
Return to provision true-up and other	(1,209)
As of December 31, 2015	$50,807

As of December 31, 2015, the Company’s estimated aggregate total NOL were $123,591 for U.S. federal, state and local purposes expiring 20 years from the respective tax years to which they relate. The NOL amounts are presented before Internal Revenue Code, Section 382 limitations ("Section 382"). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, the Company’s ability to utilize all such NOL and credit carryforwards may be limited. The NOL available post-merger that the Company completed in 2012 that are not subject to limitation amount to $83,990. The remaining NOLs of $39,601 are subject to the limitation of Section 382. The annual limitation is approximately $2,000.

The Company files its tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. Vringo, Inc. has open tax years for 2012 through 2014. As of December 31, 2015, all tax years for the Company’s subsidiary Innovate/Protect are still open. The Company’s Israeli subsidiary filed its income tax returns in Israel prior to closing the business in the first quarter of 2014; there are no open tax years.

The Company did not have any material unrecognized tax benefits as of December 31, 2015. The Company does not expect to record any additional material provisions for unrecognized tax benefits within the next year.

Note 17. Commitments and Contingencies

Litigation and legal proceedings

ZTE

On December 7, 2015, the Company entered into the Settlement Agreement with ZTE, pursuant to which the parties withdrew all pending litigations and proceedings against each other and the Company granted ZTE a non-exclusive, non-transferable, worldwide perpetual license to certain patents and patent applications owned by the Company.

Pursuant to the Settlement Agreement, the parties have taken steps to withdraw all pending litigations and proceedings against one another. As such, the Company reversed $1,059 of contingent liabilities related to potential legal fees that were previously accrued for proceedings in the UK, France, and Germany. To date, proceedings in Brazil and Romania have yet to be formally closed, although the parties are currently working together to formally close proceedings in each of those countries.

In several jurisdictions, although ZTE requested that government organizations close proceedings against Vringo, the organizations make such determinations on their own volition. In China, ZTE requested that the National Developmental and Reform Commission (“NDRC”) conclude its investigation against Vringo. However, the NDRC has not yet closed its investigation. In addition, ZTE requested that the European Commission close its file on Vringo following ZTE’s withdrawal of its complaint against Vringo. On February 1, 2016, the European Commission confirmed that it would close its file on ZTE’s complaint against Vringo.

In addition, in China and the Netherlands, Vringo continues to appeal patent invalidity rulings issued in connection with proceedings originally brought by ZTE. In each instance, ZTE has indicated that it will not oppose Vringo’s appeals, although Vringo must still plead its case before the respective adjudicatory body in each jurisdiction. In addition, the European Patent Office (“EPO”) has not yet dismissed an opposition action filed on one of Vringo’s recently issued European patents, and the EPO may require Vringo to defend this action even though ZTE has indicated that it will not continue to pursue the action.

ASUS

Vringo has filed patent infringement lawsuits against ASUSTek Computer Inc. and its subsidiaries in Germany, India, and Spain. Should the Company be deemed the losing party, it may be held responsible for a portion of the defendant’s legal fees for the relevant application or for the litigation.

Other

The Company is also engaged in additional litigation, for which no contingent liability is recorded.

Deposits with courts

The Company made deposits with courts during 2015 and 2014, related to its proceedings in Germany, Brazil, Romania and Malaysia. Deposits with courts paid in local currency are remeasured on the balance sheet date based on the related foreign exchange rate on that date. As of December 31, 2015, deposits with courts, which are recorded as current assets, totaled $1,930, of which $1,279 was subsequently returned to us in February 2016. As of December 31, 2014, deposits with courts totaled $2,067.

Leases

In January 2014, the Company entered into an amended lease agreement for its corporate executive office in New York for the lease of a different office space within the same building. The initial annual rental fee for this new office is approximately $403 (subject to certain future escalations and adjustments) beginning on August 1, 2014, which was the date when the new office space was available. This lease will expire in October 2019. Group Mobile has a lease for its office space in Chandler, AZ. The annual rental fee is approximately $72; the current lease expires on June 30, 2016.

Rent expense for operating leases for the years ended December 31, 2015 and 2014 were $381 and $366, respectively. Future minimum lease payments under non-cancelable operating leases for office space, as of December 31, 2015, are as follows:

Year ending December 31,	Amount
2016	$439
2017	407
2018	416
2019	347
Total	$1,609

Note 18. Subsequent Events

On March 9, 2016, the Company amended the Notes, which were originally issued on May 4, 2015, and entered into an exchange note agreement (the “Exchange Note Agreement”).

Pursuant to the Exchange Note Agreement, the Company issued to the investors an aggregate of 703,644 shares of its common stock, par value $0.01 per share, in exchange for the reduction of $1,267 of the outstanding aggregate principal amount of the Notes. As a result, the outstanding aggregate principal amount under the Notes is reduced from $3,016 to $1,749. The Notes are no longer convertible and the outstanding aggregate principal amount will be payable by the Company on the maturity date, which was extended to June 30, 2017, in cash only at 102%, which is equal to $1,784. The interest rate has increased from 8% to 10% per annum and is payable monthly beginning on April 1, 2016. The Company agreed to maintain a cash balance, including cash equivalents, of no less than $2,900 throughout the duration of the Notes.

In addition, the Company agreed to reduce the exercise price of the May 2015 Warrants to purchase an aggregate of 537,500 shares of the Company’s common stock originally issued to the investors on May 4, 2015 from $10.00 to $3.00 per share, and the parties also agreed to remove from the warrants certain anti-dilution features.

In connection with the foregoing amendments, the Company paid a restructuring fee in the amount of $50.

The Company is currently in the process of evaluating the accounting for this transaction.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto, duly authorized on the 10th day of March, 2016.

VRINGO, INC.

By:	/s/ Andrew D. Perlman
Andrew D. Perlman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ ANDREW D. PERLMAN	Chief Executive Officer and Director (Principal	March 10, 2016
Andrew D. Perlman	Executive Officer)

/s/ ANASTASIA NYRKOVSKAYA	Chief Financial Officer (Principal Financial Officer	March 10, 2016
Anastasia Nyrkovskaya	and Principal Accounting Officer)

/s/ JOHN ENGELMAN	Director	March 10, 2016
John Engelman

/s/ H. VAN SINCLAIR	Director	March 10, 2016
H. Van Sinclair

/s/ DONALD E. STOUT	Director	March 10, 2016
Donald E. Stout

/s/ BRUCE T. BERNSTEIN	Director	March 10, 2016
Bruce T. Bernstein

/s/ NOEL J. SPIEGEL	Director	March 10, 2016
Noel J. Spiegel

/s/ RICHARD K. ABBE	Director	March 10, 2016
Richard K. Abbe

Exhibits Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Vringo, Inc., VIP Merger Sub, Inc. and Innovate/Protect, Inc., dated as of March 12, 2012 (incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K filed on March 14, 2012)

3.1*	Amended and Restated Certificate of Incorporation, as amended

3.2	Amended and Restated Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on January 29, 2010)

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.2 to our Current Report on Form 8-K filed on July 20, 2012)

3.4	Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

4.1	Specimen common stock certificate (incorporated by reference from our Registration Statement on Form S-1 filed on May 18, 2010)

4.2	Form of Warrant Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010)

4.3	Form of Special Bridge Warrants (incorporated by reference from our Registration Statement on Form S-1 filed on January 29, 2010)

4.4†	Form of Management Option Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010)

4.5	Form of Preferential Reload Warrant (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 15, 2012)

4.6	Form of Reload Warrants (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 15, 2012)

4.7	Form of Series 1 Warrant (incorporated by reference from Annex F to our Registration Statement on Form S-4 (File No. 333-180609) originally filed with the SEC on April 6, 2012)

4.8	Form of Series 2 Warrant (incorporated by reference from Annex G to our Registration Statement on Form S-4 (File No. 333-180609) originally filed with the SEC on April 6, 2012)

4.9	Form of Warrant, dated June 20, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 30, 2014 filed on August 6, 2014)

4.10	Form of Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

4.11	Form of Notes (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

4.12	Form of Warrant (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

4.13	Form of Base Indenture between Vringo, Inc. and Computershare Trust Company, N.A. (incorporated by reference from Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

4.14	Form of First Supplemental Indenture (incorporated by reference from Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

10.1†	Vringo, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated by reference from Appendix C of our Proxy Statement on Schedule 14A (DEF 14A) filed with the SEC on September 25, 2015)

10.2†	Form of Stock Option Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.3†	Form of Restricted Stock Unit Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.4†	Employment Agreement, dated February 13, 2013, by and between Vringo and Andrew D. Perlman (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2012 filed on March 21, 2013)

10.5†	Employment Agreement, dated June 22, 2011, by and between Innovate/Protect, Inc. and Andrew Kennedy Lang, as amended by Amendment No. 1 to Employment Agreement, dated November 14, 2011, and Amendment No. 2 to Employment Agreement, dated March 11, 2012 (incorporated by reference from our 8-K filed on July 20, 2012)

10.6†	Employment Agreement, dated May 7, 2013, by and between Vringo and David L. Cohen (incorporated by reference from Exhibit 10.19 to our Annual Report on Form 10-K filed on March 3, 2014)

10.7	Lease, dated July 10, 2012, by and between Vringo, Inc. and Teachers Insurance and Annuity Association of America, for the benefit of its separate Real Estate Account Landlord (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed on November 14, 2012), as amended by First Amendment to Lease, dated January 24, 2014 (incorporated by reference from Exhibit 10.21 to our Annual Report on Form 10-K filed on March 3, 2014)

10.8††	Confidential Patent Purchase Agreement, dated August 9, 2012, by and between Vringo, Inc. and Nokia Corporation (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed on November 14, 2012)

10.9	Form of Subscription Agreement, dated October 4, 2012, by and between Vringo, Inc. and each of the investors (incorporated by reference from our Current Report on Form 8-K filed on October 5, 2012)

10.10	Form of Subscription Agreement, dated August 9, 2012, by and between Vringo, Inc. and each of the investors (incorporated by reference from our Current Report on Form 8-K filed on August 9, 2012)

10.11†	Form of Indemnification Agreement, dated January 31, 2013, by and between Vringo, Inc. and each of its Directors and Executive Officer (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2012 filed on March 21, 2013)

10.12†	Employment Agreement, dated December 19, 2014, by and between Vringo, Inc. and Anastasia Nyrkovskaya (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2014)

10.13	Consulting Agreement, dated December 19, 2014, by and between Vringo, Inc. and Alexander R. Berger (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2014)

10.14†*	Employment Agreement, dated February 13, 2013, by and between Vringo, Inc. and Cliff Weinstein

10.15††*	Confidential Settlement and License Agreement, dated as of December 3, 2015, by between ZTE Corporation, for itself and on behalf of its affiliates and Vringo, for itself and on behalf of its affiliates

10.16	Securities Purchase Agreement, dated May 4, 2015, between Vringo, Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

10.17	Form of Security Agreement in favor of Iroquois Master Fund Ltd. as collateral agent (incorporated by reference from Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

10.18	Form of Stock Purchase Agreement, dated as of October 15, 2015, by and between Vringo, Inc., International Development Group Limited, the sellers party thereto and the sellers’ representative (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

10.19†	Amendment No. 1 to Employment Agreement dated August 20, 2015, by and between Vringo, Inc. and Andrew D. Perlman (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 21, 2015)

10.20†	Amendment No. 2 to Employment Agreement, dated October 13, 2015, by and between Vringo, Inc. and Andrew D. Perlman (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

10.21†	Amendment No. 1 to Employment Agreement, dated October 13, 2015, by and between Vringo, Inc. and Anastasia Nyrkovskaya (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

10.22†	Amendment No. 1 to Employment Agreement, dated October 13, 2015, by and between Vringo, Inc. and David L. Cohen (incorporated by reference from Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

10.23†	Amendment No. 3 to Employment Agreement, dated as of June 22, 2015, by and between Vringo, Inc. and Andrew Kennedy Lang (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 24, 2015)

10.24†*	Amendment to Employment Agreement dated October 13, 2015, by and between Vringo, Inc. and Cliff Weinstein

21*	Subsidiaries of Vringo, Inc.

23.1*	Consent of CohnReznick LLP, independent registered public accounting firm

23.2*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBLR Instance Document

101.SCH*	XBLR Taxonomy Extension Schema Document

101.CAL*	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBLR Taxonomy Extension Definition Linkbase Document

101.LAB*	XBLR Taxonomy Extension Label Linkbase Document

101.PRE*	XBLR Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.