Form 10-Q
period 2016-03-31
Vringo Inc
filed 2016-05-05
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 5, 2016, 14,993,686 shares of the registrant’s common stock were outstanding.

VRINGO, INC.

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Vringo, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2016 (Unaudited)	December 31, 2015 (see Note 2)
Current assets
Cash and cash equivalents	$20,560	$24,951
Deposits with courts	831	1,930
Accounts receivable, net	1,060	246
Other current assets	934	1,077
Total current assets	23,385	28,204

Intangible assets, net	15,711	16,476
Goodwill	4,863	4,863
Other assets	916	916
Total assets	$44,875	$50,459

Current liabilities
Accounts payable, accrued expenses and other current liabilities	$3,721	$6,030
Senior secured notes	—	3,111
Total current liabilities	3,721	9,141

Long-term liabilities
Senior secured notes	554	—
Derivative warrant liabilities	428	416
Other liabilities	152	386
Commitments and contingencies (see Note 14)

Stockholders’ equity*
Series A Convertible Preferred stock, $0.01 par value per share; 500,000 shares authorized; none issued and outstanding	—	—
Series B Convertible Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; 1,666,667 shares issued and none outstanding	—	—
Common stock, $0.01 par value per share 150,000,000 shares authorized; 14,993,686 and 13,220,050 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	150	132
Additional paid-in capital	240,687	237,246
Accumulated deficit	(200,817)	(196,862)
Total stockholders’ equity	40,020	40,516
Total liabilities and stockholders’ equity	$44,875	$50,459

*Adjusted to reflect the impact of the 1:10 reverse stock split that became effective on November 27, 2015.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2016	2015
Revenue
Licensing revenue	$750	$150
Product revenue	1,294	—
Total revenue	2,044	150

Costs and expenses**
Cost of goods sold	1,127	—
Operating legal costs	720	3,101
Amortization of intangible assets	851	804
General and administrative	2,952	2,998
Total operating expenses	5,650	6,903
Operating loss	(3,606)	(6,753)
Non-operating income (expense), net	67	(223)
Gain on revaluation of warrants and conversion feature	270	—
Interest expense	(476)	—
Extinguishment of debt	(210)	—
Net loss	$(3,955)	$(6,976)
Loss per share*:
Basic net loss per share	$(0.28)	$(0.75)
Diluted net loss per share	$(0.28)	$(0.75)
Weighted-average number of shares outstanding during the year*:
Basic	14,158,680	9,340,490
Diluted	14,158,680	9,340,490
** Includes stock-based compensation expense, as follows:
Operating legal costs	$68	$318
General and administrative	395	1,554
Total stock-based compensation expense	$463	$1,872

*Adjusted to reflect the impact of the 1:10 reverse stock split that became effective on November 27, 2015

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2015	$132	$237,246	$(196,862)	$40,516
Issuance of common stock for repayment of convertible debt and related interest	18	2,978	—	2,996
Stock-based compensation	—	463	—	463
Net loss for the period	—	—	(3,955)	(3,955)
Balance as of March 31, 2016	$150	$240,687	$(200,817)	$40,020

	Common stock*	Additional paid-in capital*	Accumulated deficit	Total
Balance as of December 31, 2014, as adjusted	$93	$216,792	$(185,705)	$31,180
Reclassification of derivative warrants to equity warrants	—	175	—	175
Stock-based compensation	—	1,872	—	1,872
Net loss for the period	—	—	(6,976)	(6,976)
Balance as of March 31, 2015, as adjusted	$93	$218,839	$(192,681)	$26,251

*Adjusted to reflect the impact of the 1:10 reverse stock split that became effective on November 27, 2015.

The accompanying notes form an integral part of these consolidated financial statements.

Vringo, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(3,955)	$(6,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Items not affecting cash flows
Depreciation and amortization	851	1,025
Amortization of debt discount and debt issuance costs	414	—
Stock-based compensation	463	1,872
Amendment to warrants as part of debt modification	(281)	—
Loss on extinguishment of debt	356	—
Change in fair value of warrants and conversion feature	11	—
Exchange rate loss, net	(86)	226
Changes in current assets and liabilities
Increase in accounts receivable	(814)	—
Decrease in other current assets	143	120
Increase (decrease) in payables and accruals	(2,531)	231
Net cash used in operating activities	(5,429)	(3,502)
Cash flows from investing activities
Acquisition of software	(86)	—
Decrease (increase) in deposits	1,173	(278)
Net cash provided by (used in) investing activities	1,087	(278)
Cash flows from financing activities
Debt issuance costs	(50)	—
Net cash used in financing activities	(50)	—
Effect of exchange rate changes on cash and cash equivalents	1	(4)
Decrease in cash and cash equivalents	(4,391)	(3,784)
Cash and cash equivalents at beginning of period	24,951	16,023
Cash and cash equivalents at end of period	$20,560	$12,239
Noncash investing and financing transactions
Change in classification of derivative warrant liabilities into equity warrants	$—	$175
Issuance of common stock to repay $2,786 of debt and interest	$2,996	$—

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

The Company was incorporated in Delaware on January 9, 2006 and completed an initial public offering in June 2010. On July 19, 2012, Vringo closed a merger with Innovate/Protect, Inc. On August 9, 2012, the Company acquired a patent portfolio from Nokia, comprised of 124 patent families with counterparts in certain jurisdictions worldwide, for $22,000. Under the terms of the purchase agreement, to the extent that the gross revenue as defined by the agreement exceeds $22,000, the Company is obligated to pay a royalty of 35% of such excess.

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

Fli Charge owns a patented conductive wire-free charging technology and is focused on the development and commercialization of its technology through the direct-to-consumer sale of enablements, as well as partnerships and licensing agreements in various industries. Fli Charge is currently working with partners that are interested in implementing Fli Charge technology for smart furniture, Original Equipment Manufacturers “OEM” and after-market automobiles, and vaporizers. Fli Charge’s business model is to license its technology in exchange for recurring licensing revenue as well as to manufacture and commercialize its own conductive charging pads and associated cases for phones, tablets and laptops.

Group Mobile is a full-service reseller of rugged computers, rugged tablets, rugged mobile devices, accessories and other related products geared toward emergency first responders, municipalities and corporations. In addition, Group Mobile specializes in high-quality customer support for those products.

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

Fli Charge designs, develops, licenses, manufactures and markets wire-free conductive power and charging solutions. Fli Charge is currently working with partners in several verticals to bring products to market. These verticals include education, office, hospitality, automotive and consumer electronics among others. To date, Fli Charge has not yet generated any substantial revenue from its products. The Company believes that Fli Charge’s patented technology is the only wire-free power solution that is fully interoperable between different mobile devices ranging from smartphones to power tools, and many more. Fli Charge’s wire-free power solution can simultaneously power multiple devices on the same pad no matter their power requirements or positions on the pad.

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

Group Mobile

Group Mobile is a provider of rugged, mobile and field-use computing products, serving customers worldwide. Group Mobile provides total hardware solutions, including rugged laptops, tablets, and handheld computers. Group Mobile also markets rugged mobile printers, vehicle computer docking and mounting gear, power accessories, wireless communication products, antennas, carrying cases, and other peripherals, accessories, and add-ons needed to maximize productivity in a mobile- or field-computing environment. Group Mobile operates a full-service e-commerce website with live chat, up-to-date product information, and computer system configuration capabilities. Group Mobile’s goal is to ensure that its customers purchase the best product for their specific requirements.

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

Product costs represent the single largest expense and product inventory is one of the largest working capital investments for Group Mobile. Group Mobile’s primary suppliers include Synnex Corporation, Ingram Micro Inc., Xplore Technologies Corporation, Flextronics International Ltd. and Trimble Navigation Ltd., which combined represent approximately 80% of Group Mobile’s inventory purchases. Group Mobile has reseller agreements with most of its OEM and distribution partners. These agreements usually provide for nonexclusive resale and distribution rights. The agreements are generally short-term, subject to periodic renewal, and often contain provisions permitting termination by either Group Mobile or their supplier without cause upon relatively short notice. Furthermore, product procurement from the OEM suppliers is a highly complex process and, as such, efficient and effective purchasing operations are critical to Group Mobile’s success.

Intellectual Property

Vringo’s Intellectual Property operating segment is engaged in the innovation, development and monetization of intellectual property. The Company’s portfolio consists of over 600 patents and patent applications covering telecom infrastructure, internet search, ad-insertion and mobile technologies.

Vringo is currently focused on monetizing its technology portfolio through a variety of value enhancing initiatives, including, but not limited to licensing, litigation and strategic partnerships.

Recent Developments

Senior Secured Convertible Notes

On March 9, 2016, the Company and the holders (the “Investors”) of the Company’s $12,500 Senior Convertible Notes (the “Notes”), which were originally issued by the Company in a registered direct offering on May 4, 2015, entered into an exchange note agreement (the “Exchange Note Agreement”). Pursuant to the Exchange Note Agreement, the Company issued to the Investors an aggregate of 703,644 shares of its common stock, par value $0.01 per share, in exchange for the reduction of $1,267 of the outstanding aggregate principal amount of the Notes and $49 of accrued interest. As a result, the outstanding aggregate principal amount under the Notes was reduced from $3,016 to $1,749 as of March 9, 2016.

In addition, on March 9, 2016, the Company, with the consent of each of the Investors, agreed to amend the Notes. Pursuant to the Amended and Restated Senior Secured Notes (the “Amended Notes”) and the Indenture dated May 4, 2015, as supplemented by a First Supplemental Indenture dated May 4, 2015 and further supplemented by a Second Supplemental Indenture (the “Second Supplemental Indenture”) dated March 9, 2016: (i) the Amended Notes are no longer convertible into shares of the Company’s common stock and will be payable by the Company on the Maturity Date (as defined below) in cash only, (ii) the Maturity Date of the Amended Notes will extend to June 30, 2017 (the “Maturity Date”), (iii) the Company will discontinue the payment of principal prior to the Maturity Date (subject to certain exceptions), (iv) the interest rate increased from 8% to 10% per annum and will accrue on the outstanding aggregate principal amount of the Amended Notes, payable monthly, and (v) the Company will pay to the Investors on the Maturity Date 102% of the outstanding aggregate principal amount of the Amended Notes. The Company also agreed to maintain a cash balance (including cash equivalents) of not less than $2,900.

In addition, the Company agreed to reduce the exercise price of the warrants to purchase an aggregate of 537,500 shares of the Company’s common stock granted as part of the initial agreement (the “May 2015 Warrants”) from $10.00 to $3.00 per share and the parties also agreed to remove from the May 2015 Warrants certain anti-dilution features. Other terms of the May 2015 Warrants remained the same. Furthermore, in connection with the Amended Notes, the Company paid a restructuring fee of $50 to the Investors.

Shareholder Rights Plan

On March 18, 2016, the Company announced that the Company’s Board of Directors adopted a shareholder rights plan in the form of a Section 382 Rights Agreement designed to preserve the Company’s tax assets. As a part of the plan, the Company’s Board of Directors declared a dividend of one preferred-share-purchase right for each share of the Company’s common stock outstanding as of March 29, 2016. Effective on March 18, 2016, if any group or person acquires 4.99% or more of the Company’s outstanding shares of common stock, or if a group or person that already owns 4.99% or more of the Company’s common stock acquires additional shares representing 0.5% or more of the Company’s common stock, then, subject to certain exceptions, there would be a triggering event under the plan. The rights would then separate from the Company’s common stock and would be adjusted to become exercisable to purchase shares of the Company’s common stock having a market value equal to twice the purchase price of $9.50, resulting in significant dilution in the ownership interest of the acquiring person or group. The Company’s Board of Directors has the discretion to exempt any acquisition of the Company’s common stock from the provisions of the plan and has the ability to terminate the plan prior to a triggering event. In connection with this plan, the Company filed a Certificate of Designation of Series C Junior Preferred Stock with the Secretary of State of the State of Delaware on March 18, 2016.

Reverse Stock Split

On November 27, 2015, the Company implemented a one-for-ten reverse split of its issued and outstanding shares of common stock (the "Reverse Stock Split"), as authorized at a special meeting of the Company’s stockholders held on November 16, 2015. The Reverse Stock Split became effective at the opening of trading on NASDAQ on November 27, 2015. As of November 27, 2015, every 10 shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the nominal par value per share of $0.01.

Financial condition

As of March 31, 2016, the Company had a cash balance of $20,560, accounts receivable of $1,060, and deposits with courts of $831. In February 2016, $1,173 of deposits with courts and $192 of court fees were returned back to the Company.

Note 2. Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include the Company’s intangible assets, the useful lives of the Company’s intangible assets, the valuation of the Company’s derivative warrants, the valuation of stock-based compensation, deferred tax assets and liabilities, income tax uncertainties, and other contingencies.

(c) Accounting guidance adopted in 2016

ASU No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

During the three month period ended March 31, 2016, the Company adopted guidance on a retrospective basis that requires debt issuance costs related to a recognized debt liability to be presented in the consolidated balance sheet as a deduction from the carrying amount of such debt. As a result of this adoption, the Company reclassified $73 of debt issuance costs as of December 31, 2015 from other current assets to senior secured notes.

ASU No. 2014-15, Presentation of Financial Statements (Topic 205): Going Concern

During the three month period ended March 31, 2016, the Company adopted the standard that provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity

During the three month period ended March 31, 2016, the Company adopted the standard that clarifies how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

(d) Reclassification

On November 27, 2015, the Company implemented the Reverse Stock Split, which became effective at the opening of trading on the NASDAQ on that date. As of November 27, 2015, every 10 shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the nominal par value per share of $0.01.

Certain balances have been reclassified to conform to presentation requirements, including to retroactively present the effect of the Reverse Stock Split. All references to the number of shares of common stock, price per share and weighted average shares of common stock have been adjusted to reflect the Reverse Stock Split on a retroactive basis for all periods presented, unless otherwise noted.

As a result of the adoption by the Company of ASU No. 2015-03 on a retrospective basis, during the three month period ended March 31, 2016, the Company reclassified $73 of debt issuance costs as of December 31, 2015 from other current assets to senior secured notes.

Note 3. Net Loss per Common Share

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

The table below presents the computation of basic and diluted net losses per common share:

	Three months ended March 31,
	2016	2015
Basic Numerator:
Net loss attributable to shares of common stock	$(3,955)	$(6,976)

Basic Denominator:
Weighted average number of shares of common stock outstanding during the period	14,158,680	9,340,490
Basic common stock shares outstanding	14,158,680	9,340,490
Basic net loss per common stock share	$(0.28)	$(0.75)

Diluted Numerator:
Diluted net loss attributable to shares of common stock	$(3,955)	$(6,976)

Diluted Denominator:
Basic common stock shares outstanding	14,158,680	9,340,490
Diluted common stock shares outstanding	14,158,680	9,340,490
Diluted net loss per common stock share	$(0.28)	$(0.75)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options to purchase an equal number of shares of common stock of the Company	862,484	920,235
Unvested RSUs to issue an equal number of shares of common stock of the Company	25,620	67,656
Warrants to purchase an equal number of shares of common stock of the Company	1,006,679	1,740,265
Conversion feature of Notes	318,924	—
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share	2,213,707	2,728,156

Note 4. Business Combination

On October 15, 2015, the Company acquired IDG. Pursuant to the Purchase Agreement, the Company acquired 100% of the capital stock of IDG. Fli Charge, in which IDG owned 70% of the capital stock and control of its operations, and the wholly-owned Group Mobile were also acquired through the purchase of IDG. Fli Charge owns patented conductive wire-free charging technology and is focused on innovation, sales, manufacturing and licensing its technology in various industries, such as automotive, furniture and others. Group Mobile is a company with full-service customer support in rugged computers, mobile devices and accessories.

As consideration for the acquisition, the Company issued an equivalent of 1,666,667 common shares (after giving effect to the Reverse Stock Split), which were issued as follows: (i) 1,604,167 shares of the Company’s newly designated Series B Convertible Preferred Stock (“Series B Preferred”), convertible into 1,604,167 shares of the Company’s common stock , (ii) 57,500 shares of the Company’s unregistered common stock issued to one of the sellers, who is a former Chief Executive Officer and Director, in consideration of his forgiveness of debt and (iii) 5,000 shares of the Company’s common stock for transaction related services. A total of 240,625 Series B Preferred shares were placed in escrow to secure certain of the sellers’ indemnity obligations under the Purchase Agreement for a period of up to 12 months. On November 27, 2015, all Series B Preferred outstanding shares were converted into unregistered common stock of the Company, resulting in the 1,604,167 shares of common stock. On April 20, 2016, 85,121 shares of common stock were released from escrow.

Purchase consideration value was determined based on the market value of the Company’s common shares at the date of the transactions, discounted for the fact that the shares are restricted as to their marketability for a period of six months from the issuance date.

The transaction has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values at the closing date. The purchase price consideration was as follows:

October 15, 2015 Acquisition:	Fair Value
Series B Preferred Stock	$5,378
Debt assumed, settled in shares	193
Total share value issued	$5,571

The purchase price for the acquisition was allocated to the net tangible and intangible assets based on their fair values as of the closing date. The excess of the purchase price over the net tangible assets and intangible assets was recorded as goodwill. The purchase price allocation was as follows:

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

In connection with the acquisition, the Company also entered into a Consulting Agreement with IDG’s former Chief Executive Officer and director for a term of six months and payment of $9 per month. The Company also issued to a finder a warrant to purchase up to an aggregate of 50,000 shares of common stock of the Company, at an exercise price of $5.00 per share, expiring on April 15, 2021. The fair value of the warrant was $114 and was recorded as an expense in general and administrative expenses.

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

Note 5. Intangible Assets

The following table provides information regarding the Company’s intangible assets, which consist of the following:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted average amortization period (years)
Patents	$28,213	$(14,512)	$13,701	$28,213	$(13,782)	$14,431	8.60
Customer relationships	1,163	(136)	1,027	1,163	(62)	1,101	3.91
Trade name	504	(47)	457	504	(21)	483	4.90
Technology	479	(39)	440	479	(18)	461	5.68
Additions during the year:
Software	86	—	86	—	—	—
Total intangible assets	$30,445	$(14,734)	$15,711	$30,359	$(13,883)	$16,476

The Company’s patents consist of three major patent portfolios, which were acquired from third parties, as well as a number of internally-developed patents. The costs related to internally-developed patents are expensed as incurred. The Company recorded customer relationships, trade name and technology as part of the acquisition of Group Mobile and Fli Charge that was completed on October 15, 2015.

The Company’s intangible assets are amortized over their expected useful lives. During the three month periods ended March 31, 2016 and 2015, the Company recorded amortization expense of $851 and $804, respectively. There were no impairment indicators related to the Company’s amortizable intangible assets during the periods ended March 31, 2016 and 2015.

The following table provides information regarding the Company’s goodwill, which relates to the purchase of IDG completed on October 15, 2015. There were no indicators of impairment as of March 31, 2016.

Fli Charge	757
Group Mobile	4,106
Total Goodwill	$4,863

Note 6. Segment Information

	Three months ended March 31,
	2016	2015
Revenue:
Intellectual Property	$750	$150
Fli Charge	17	—
Group Mobile	1,277	—
Total Revenue	$2,044	$150

Segment operating loss:
Intellectual Property	$(2,505)	$(6,753)
Fli Charge	(779)	—
Group Mobile	(322)	—
Total segment operating loss	$(3,606)	$(6,753)

Non-operating expense, net	(349)	(223)
Net loss	$(3,955)	$(6,976)

	March 31, 2016	December 31, 2015
Assets:
Intellectual Property	$36,864	$42,648
Fli Charge	1,286	1,583
Group Mobile	6,725	6,228
Total Assets	$44,875	$50,459

General and administrative costs are allocated to the Intellectual Property segment.

Note 7. Senior Secured Notes

On May 4, 2015 (the “Closing Date”), the Company entered into a securities purchase agreement with certain institutional investors (the “Investors”) in a registered direct offering of $12,500 of Senior Secured Convertible Notes (the “Notes”) and warrants (the “May 2015 Warrants”) to purchase 537,500 shares of the Company’s common stock (after giving effect to the Reverse Stock Split). On the Closing Date, the Company issued the Notes, which were convertible into shares of the Company’s common stock at $10.00 per share, had 8% interest and matured in 21 months from the date of issuance, unless earlier converted. In addition, the Company issued the May 2015 Warrants to purchase shares of the Company’s common stock, which were exercisable at $10.00 per share for a period of five years, beginning on November 4, 2015. In connection with the issuance of the Notes and the May 2015 Warrants, the Company received net cash proceeds of $12,425. The Company also incurred third party costs directly associated with the issuance of Notes of $218, which are capitalized as debt issuance costs and reported as a reduction in senior secured notes, and are amortized over the term of the Note. The Company’s obligations under the outstanding Notes are secured by a first priority perfected security interest in substantially all of the Company’s U.S. assets. In addition, stock of certain subsidiaries of the Company were pledged. The outstanding Notes contain customary events of default, as well as covenants which include restrictions on the assumption of new debt by the Company. As of December 31, 2015, all covenants were met and there were no events of default.

As of December 31, 2015, total outstanding principal was $4,206. Between January 1, 2016 and March 9, 2016, the Company made two principal payments in the aggregate amount of $1,190. The Company elected to make these principal payments in shares of the Company’s common stock, which are issued at a 15% discount to the market price data. As such, the Company issued 1,032,332 shares in lieu of principal payments and recorded $210 as extinguishment of debt expense on the consolidated statements of operations.

On March 9, 2016, the Company and the Investors entered into the Exchange Note Agreement. Pursuant to the Exchange Note Agreement, the Company issued to the Investors an aggregate of 703,644 shares of its common stock in exchange for the reduction of $1,267 of the outstanding aggregate principal amount of the Notes and $49 of accrued interest. As a result, the outstanding aggregate principal amount under the Notes was reduced from $3,016 to $1,749 as of March 9, 2016.

In addition, on March 9, 2016, the Company, with the consent of each of the Investors, agreed to amend the Notes. Pursuant to the Amended Notes and the Indenture dated May 4, 2015, as supplemented by a First Supplemental Indenture dated May 4, 2015 and further supplemented by the Second Supplemental Indenture dated March 9, 2016: (i) the Amended Notes are no longer convertible into shares of the Company’s common stock and will be payable by the Company on the Maturity Date in cash only, (ii) the Maturity Date of the Amended Notes will extend to June 30, 2017, (iii) the Company will discontinue the payment of principal prior to the Maturity Date (subject to certain exceptions), (iv) the interest rate increased from 8% to 10% per annum and will accrue on the outstanding aggregate principal amount of the Amended Notes, payable monthly, and (v) the Company will pay to the Investors on the Maturity Date 102% of the outstanding aggregate principal amount of the Amended Notes. The Company also agreed to maintain a cash balance (including cash equivalents) of not less than $2,900.

In addition, the Company agreed to reduce the exercise price of the May 2015 Warrants from $10.00 to $3.00 per share and the parties also agreed to remove from the May 2015 Warrants certain anti-dilution features. Other terms of the May 2015 Warrants remained the same. Furthermore, in connection with the Amended Notes, the Company paid a restructuring fee of $50 to the Investors.

The Company has concluded that the Exchange Note Agreement does not constitute a troubled debt restructuring as it has not experienced financial difficulty. As such, the Company applied the guidance in ASC 470-50, Modifications and Extinguishments. The accounting treatment is determined by whether (1) the Investors remain the same and (2) the change in the debt terms is considered substantial.

Since the Investors remained the same before and after the Exchange Note Agreement, the Company has made a quantitative test, in order to determine whether the Amended Notes are substantially different from the original Notes. According to ASC 470-50-40-10, from the debtor’s perspective, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different.

Based on the accounting analysis performed and considering various scenarios for the cash flow test, the Company concluded that the Amended Notes were not substantially different from the original Notes and, as such, accounted for the Exchange Note Agreement as a modification:

•	No gain or loss is recorded and a new effective interest rate is established based on the carrying value of the Notes and the revised cash flows of the Notes. Immediately before the Exchange Note Agreement, the fair value of the conversion option of the Notes was $10.00 per share. As such, the cancellation of this conversion option didn't affect the 10 percent test.

•	The change in the fair value of the May 2015 Warrants is capitalized similar to certain debt issuance costs. The fair value of the May 2015 Warrants increased by $281 as a result of the reduction of the exercise price from $10.00 to $3.00. Other terms of the May 2015 Warrants remain the same and continue to be recorded as derivative warrant liabilities. The capitalized amount of $281, along with any existing unamortized debt discount or premium, is amortized to interest expense over the remaining term of the Notes.

•	Pursuant to the Exchange Note Agreement, on March 9, 2016, 703,644 shares were issued in exchange for the reduction of $1,267 of the outstanding principal amount and $49 of accrued interest and are also considered a noncash consideration. The fair value of the shares issued was $1,499. As such, the Company capitalized the fair value difference of $183 similar to certain debt issuance costs, which is amortized to interest expense over the remaining term of the Notes.

•	The original transactions cost as of March 9, 2016, in the amount of $49, continue to be deferred. New transaction costs paid to the Investors, in the amount of $50, are capitalized and recorded as an offset to the debt. New transaction costs, in the amount of $65, paid to third parties are recognized as an expense and are included in the general and administrative expense.

The table below summarizes changes in the book value of the Notes from December 31, 2015 to March 31, 2016:

Book value of Notes as of December 31, 2015 (net of unamortized portion of debt issuance costs of $73)	$3,111
Debt repayments in January and February 2016	(1,190)
Amortization of debt discount and debt issuance costs, included in interest expense	356
Book value of Notes before the Exchange Note Agreement on March 9, 2016	2,277

Fair value of the considerations provided to the Investors, including:
Increase in fair value of May 2015 Warrants due to reduced exercise price	281
Repayment of Notes in shares of common stock	1,267
Repayment of $1,267 of Notes in shares of common stock at a discount to the market	183
Restructuring fee paid to the Investors	50
Total fair value of the considerations provided to the Investors	1,781

Book value of Amended Notes after the Exchange Note Agreement on March 9, 2016	496
Amortization of debt discount and debt issuance costs, included in interest expense	58
Book value of Amended Notes as of March 31, 2016	$554

Note 8. Fair Value Measurements

The following table presents the placement in the fair value hierarchy of liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
March 31, 2016:
May 2015 Warrants	$428	$—	$—	$428

December 31, 2015:
May 2015 Warrants	$416	$—	$—	$416
Conversion feature	$1	$—	$—	$1

The Company measures its derivative liabilities at fair value. The May 2015 Warrants were classified within Level 3 because they were valued using the Black-Sholes-Merton model, which utilizes significant inputs that are unobservable in the market. They are recorded as derivative warrant liabilities as they are freestanding instruments and there are several features within the warrants that may require the Company to cash settle or partially cash settle. In particular, the Company may have to cash settle, partially cash settle, or make cash payments to the Investors including cash settlement upon exercise when insufficient shares are authorized to be issued, and that the Company is obligated to issue registered shares when the warrants are exercised. The derivative warrant liabilities are initially measured at fair value and marked to market at each balance sheet date.

In addition to the above, the Company’s financial instruments as of March 31, 2016 and December 31, 2015 consisted of cash, cash equivalents, receivables, accounts payable, deposits and Notes. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) during the three month period ended March 31, 2016:

	May 2015 Warrants	Conversion feature
December 31, 2015	$416	$1
Decrease in fair value of the warrants and conversion feature	(269)	(1)
Increase in fair value as a result of debt modification	$281	—
March 31, 2016	$428	$—

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities falls within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

March 31, 2016:

Description	Valuation technique	Unobservable inputs	Range
May 2015 Warrants	Black-Scholes-Merton	Volatility	83.36%
		Risk free interest rate	1.10%
		Expected term, in years	4.09
		Dividend yield	0.00%

December 31, 2015:

Description	Valuation technique	Unobservable inputs	Range
Conversion feature	Monte-Carlo model	Volatility	82.46%
		Risk free interest rate	0.46%
		Expected term, in years	0.51
		Conversion price	$10.00

May 2015 Warrants	Black-Scholes-Merton	Volatility	79.13%
		Risk free interest rate	1.68%
		Expected term, in years	4.34
		Dividend yield	0.00%

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

Note 9. Warrants

The following table summarizes information about warrant activity during the three month period ended March 31, 2016:

	No. of warrants	Weighted average exercise price	Exercise price range
December 31, 2015	1,006,679	$12.92	$5.00 - $17.60
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
March 31, 2016	1,006,679	$9.18	$3.00 - $17.60

On March 9, 2016, the Company modified the exercise price of the May 2015 Warrants, which are recorded as derivative warrant liabilities, from $10.00 to $3.00. There were no changes to other terms of the May 2015 Warrants (see Note 7). The change in fair value of the May 2015 Warrants as a result of the exercise price modification was accounted for as a debt discount to be amortized over the remaining term of the Amended Notes.

Certain of the Company’s outstanding warrants are classified as equity warrants and certain are classified as derivative warrant liabilities. The Company’s outstanding equity warrants as of March 31, 2016 consist of the following:

	No. outstanding	Exercise price	Remaining contractual life	Expiration Date
Series 1 Warrants	149,025	$17.60	1.30 years	July 19, 2017
Series 2 Warrants	194,352	$17.60	1.30 years	July 19, 2017
Reload Warrants	75,802	$17.60	0.85 years	February 6, 2017
October 2015 Warrants	50,000	$5.00	5.04 years	April 15, 2021
Outstanding as of March 31, 2016	469,179

The Company’s outstanding derivative warrants as of March 31, 2016 consist of the following:

	No. outstanding	Exercise price	Remaining contractual life	Expiration Date
May 2015 Warrants	537,500	$3.00	4.09 years	May 4, 2020

Note 10. Stock-based Compensation

The Company has a stock-based compensation plan available to grant stock options and restricted stock units (“RSUs”) to the Company’s directors, employees and consultants. Under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), a maximum of 1,560,000 shares of common stock may be awarded (after giving effect to the one-for-ten reverse stock split). In 2015, the Company amended its Plan, so that a maximum of shares of common stock that may be awarded was increased to 2,100,000. As of March 31, 2016, 932,460 shares were available for future grants under the Plan. Total stock-based compensation expense for the periods ended March 31, 2016 and 2015 was $463 and $1,872, respectively.

The following table illustrates the RSUs granted during the three month period ended March 31, 2016. There were no stock options granted during the three month period ended March 31, 2016.

Title	Grant date	No. of RSUs	Exercise price	Fair market value at grant date	Vesting term
Consultant	March 9, 2016	10,000	—	$2.13	Over 0.33 years

The activity related to stock options and RSUs during the three month period ended March 31, 2016 consisted of the following:

	RSUs		Options
	No. of RSUs	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding at January 1, 2016	53,280	$36.31	871,484	$30.65	$5.10 - 55.00	$20.49
Granted	10,000	$2.13	—	—	—
Vested/Exercised	(37,660)	$35.94	—	—	—
Forfeited	—	—	—	—	—
Expired	—	—	(9,000)	$55.00	$55.00	$26.20
Outstanding at March 31, 2016	25,620	$23.51	862,484	$30.40	$5.10 - 55.00	$20.43
Exercisable at March 31, 2016	—	—	819,358	$31.13	$5.10 - 55.00

The Company did not recognize tax benefits related to its stock-based compensation as there is a full valuation allowance recorded.

Note 11. Other Current Assets

As of March 31, 2016 and December 31, 2015, the Company’s other current assets were comprised of the following:

	March 31, 2016	December 31, 2015
Prepaid expenses	$439	$674
Inventory	475	379
Other	20	24
	$934	$1,077

Note 12. Accounts Payable, Accrued Expenses and Other Current Liabilities

As of March 31, 2016 and December 31, 2015, the Company’s accounts payable, accrued expenses and other current liabilities were comprised of the following:

	March 31, 2016	December 31, 2015
Accounts payable and accrued liabilities	$2,503	$4,885
Tax liabilities	538	538
Other	680	607
	$3,721	$6,030

On July 12, 2015, Group Mobile amended its existing loan agreement with Oklahoma Fidelity Bank, a division of Fidelity Bank. The total amount of the loan is $300 and it bears a variable interest, which is the lower of the Wall Street Journal prime rate plus 1% or 5% annually. The maturity date of the loan is July 12, 2016. The outstanding balance on the loan as of March 31, 2016 and December 31, 2015 was $266 and $268, respectively, and is included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets.

Note 13. Income Taxes

As of March 31, 2016, deferred tax assets generated from the Company’s U.S. activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire.

The Company did not have any material unrecognized tax benefits as of March 31, 2016. The Company does not expect to record any additional material provisions for unrecognized tax benefits within the next year.

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

Pursuant to the Settlement Agreement, the parties have taken steps to withdraw all pending litigations and proceedings against one another. To date, proceedings in Romania have yet to be formally closed, though the parties are currently working together to cause those proceedings to be formally closed.

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

In addition, in China and the Netherlands, Vringo continues to appeal patent invalidity rulings issued in connection with proceedings originally brought by ZTE. In each instance, ZTE has indicated that it will not oppose Vringo’s appeals, though Vringo must still plead its case before the respective adjudicatory body in each jurisdiction. In addition, the European Patent Office has not yet dismissed an opposition action filed on one of Vringo’s recently issued European patents, and has requested that Vringo defend this action even though ZTE has indicated that it would not continue to pursue the action. No contingent liability is expected or recorded for the ZTE related legal proceedings.

ASUS

Vringo had filed patent infringement lawsuits against ASUSTeK Computer Inc. and its subsidiaries (collectively, “ASUS”) in Germany, India, and Spain. In March 2016, the parties settled their disputes and ended all litigations between them. As such, as of March 31, 2016, the Company had reversed $222 of contingent liabilities related to potential legal fees that were previously accrued for proceedings.

Other

The Company is also engaged in additional litigation, for which no contingent liability is recorded as the Company does not expect any material negative outcome.

Deposits with courts

The Company made deposits with courts during 2015 and 2014, related to its proceedings in Germany, Brazil, Romania and Malaysia. Deposits with courts paid in local currency are remeasured on the balance sheet date based on the related foreign exchange rate on that date. As of March 31, 2016 and December 31, 2015, deposits with courts, which are recorded as current assets, totaled $831 and $1,930, respectively. During the three month period ended March 31, 2016, $1,173 of the deposits with courts and $192 of court fees were returned back to the Company. As of May 5, 2016, all deposits that had been posted with the courts in connection with its litigation with ZTE have been returned to the Company.

Leases

In January 2014, the Company entered into an amended lease agreement for its corporate executive office in New York for the lease of a different office space within the same building. The initial annual rental fee for this new office is approximately $403 (subject to certain future escalations and adjustments) beginning on August 1, 2014, which was the date when the new office space was available. This lease will expire in October 2019. Group Mobile has a lease for its office space in Chandler, AZ. The annual rental fee is approximately $72; the current lease, which originally was due to expire on June 30, 2016, was amended in February 2016 and extended until July 31, 2019. Rent expense for operating leases for the three month periods ended March 31, 2016 and 2015 were $109 and $91, respectively.

Note 15. Subsequent Events

On April 25, 2016, the Company entered into a Confidential License Agreement (the “License Agreement”). Pursuant to the terms of the License Agreement, the Licensee will pay the Company a one-time lump sum payment of $8,900 within 30 days following the execution of the License Agreement and the Company will grant to the Licensee a non-exclusive, non-transferable, worldwide perpetual license to certain patents and patent applications owned by the Company.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will be,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 10, 2016 (the “2015 Annual Report”) and this Quarterly Report on Form 10-Q and any future reports we file with the Securities and Exchange Commission (“SEC”). The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements, except as required by law.

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

On July 19, 2012, we consummated a merger with Innovate/Protect, Inc., then a privately held Delaware corporation.

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

Intellectual Property

Our Intellectual Property operating segment is engaged in the innovation, development and monetization of intellectual property. Our portfolio consists of over 600 patents and patent applications covering telecom infrastructure, internet search, ad-insertion and mobile technologies.

We are currently focused on monetizing our technology portfolio through a variety of value enhancing initiatives, including, but not limited to licensing, litigation and strategic partnerships. For further information regarding our intellectual property enforcement activities, refer to Part II, Item 1, Legal Proceedings, in this Quarterly Report on Form 10-Q.

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

There are several competing wire-free charging technologies on the market or under development today. The most popular competing technology is inductive wireless charging, in which magnetic induction uses a magnetic coil to create resonance, which can transmit energy over a relatively short distance. The amount of power delivered is a function of the size of the coils, and the coils must be aligned and paired within a typical distance of less than one inch. Products utilizing magnetic induction have been available for 10+ years in products such as rechargeable electronic toothbrushes and pace makers. The leading inductive technologies deliver a maximum of 10-15 watts. Other competing technologies include magnetic resonance, RF harvesting, laser and ultrasound.

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

Group Mobile

Group Mobile is a provider of rugged, mobile and field-use computing products, serving customers worldwide. Group Mobile provides total hardware solutions, carrying rugged laptops, tablets, and handheld computers. Group Mobile also markets rugged mobile printers, vehicle computer docking and mounting gear, power accessories, wireless communication products, antennas, carrying cases, and all the peripherals, accessories, and add-ons needed to maximize productivity in a mobile- or field-computing environment. Group Mobile operates a full-service e-commerce website with live chat, up-to-date product information, and computer system configuration capabilities.

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

Product costs represent the single largest expense and product inventory is one of the largest working capital investments for Group Mobile. Group Mobile’s primary suppliers include Synnex Corporation, Ingram Micro Inc., Xplore Technologies Corporation, Flextronics International Ltd. and Trimble Navigation Ltd., which combined represent approximately 80% of Group Mobile’s inventory purchases. We have reseller agreements with most of our OEM and distribution partners. These agreements usually provide for nonexclusive resale and distribution rights. The agreements are generally short-term, subject to periodic renewal, and often contain provisions permitting termination by either our supplier or us without cause upon relatively short notice. Furthermore, product procurement from the OEM suppliers is a highly complex process and as such, efficient and effective purchasing operations are critical to Group Mobile’s success.

Recent Developments

Senior Secured Notes

On March 9, 2016, we entered into an exchange note agreement (the “Exchange Note Agreement”) with the holders (the “Investors”) of our $12,500,000 Senior Convertible Notes (the “Notes”), which we originally issued in a registered direct offering on May 4, 2015. Pursuant to the Exchange Note Agreement, we issued to the Investors an aggregate of 703,644 shares of our common stock, par value $0.01 per share, in exchange for the reduction of $1,267,000 of the outstanding aggregate principal amount of the Notes and $49,000 of accrued interest. As a result, the outstanding aggregate principal amount under the Notes was reduced from $3,016,000 to $1,749,000 as of March 9, 2016.

In addition, on March 9, 2016, with the consent of each of the Investors, we agreed to amend the Notes. Pursuant to the Amended and Restated Senior Secured Notes (the “Amended Notes”) and the Indenture dated May 4, 2015, as supplemented by a First Supplemental Indenture dated May 4, 2015 and further supplemented by a Second Supplemental Indenture (the “Second Supplemental Indenture”) dated March 9, 2016: (i) the Amended Notes are no longer convertible into shares of our common stock and will be payable by us on the Maturity Date (as defined below) in cash only, (ii) the Maturity Date of the Amended Notes will extend to June 30, 2017 (the “Maturity Date”), (iii) we will discontinue the payment of principal prior to the Maturity Date (subject to certain exceptions), (iv) the interest rate increased from 8% to 10% per annum and will accrue on the outstanding aggregate principal amount of the Amended Notes, payable monthly, and (v) we will pay to the Investors on the Maturity Date 102% of the outstanding aggregate principal amount of the Amended Notes. We also agreed to maintain a cash balance (including cash equivalents) of not less than $2,900,000.

In addition, we agreed to reduce the exercise price of the warrants to purchase an aggregate of 537,500 shares of our common stock granted as part of the initial agreement (the “May 2015 Warrants”) from $10.00 to $3.00 per share and the parties also agreed to remove from the May 2015 Warrants certain anti-dilution features. Other terms of the May 2015 Warrants remained the same. Furthermore, in connection with the Amended Notes, we paid a restructuring fee of $50,000 to the Investors.

Shareholder Rights Plan

On March 18, 2016, we announced that our Board of Directors adopted a shareholder rights plan in the form of a Section 382 Rights Agreement designed to preserve our tax assets. As a part of the plan, our Board of Directors declared a dividend of one preferred-share-purchase right for each share of our common stock outstanding as of March 29, 2016. Effective on March 18, 2016, if any group or person acquires 4.99% or more of our outstanding shares of common stock, or if a group or person that already owns 4.99% or more of our common stock acquires additional shares representing 0.5% or more of our common stock, then, subject to certain exceptions, there would be a triggering event under the plan. The rights would then separate from our common stock and would be adjusted to become exercisable to purchase shares of our common stock having a market value equal to twice the purchase price of $9.50, resulting in significant dilution in the ownership interest of the acquiring person or group. Our Board of Directors has the discretion to exempt any acquisition of our common stock from the provisions of the plan and has the ability to terminate the plan prior to a triggering event. In connection with this plan, we filed a Certificate of Designation of Series C Junior Preferred Stock with the Secretary of State of the State of Delaware on March 18, 2016.

Reverse Stock Split

On November 27, 2015, we implemented a one-for-ten reverse split of our issued and outstanding shares of common stock (the "Reverse Stock Split"), as authorized at a special meeting of our stockholders held on November 16, 2015. The Reverse Stock Split became effective at the opening of trading on NASDAQ on November 27, 2015. As of November 27, 2015, every 10 shares of our issued and outstanding common stock were combined into one share of our common stock, except to the extent that the Reverse Stock Split resulted in any of our stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the nominal par value per share of $0.01.

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

Currently, revenue arrangements related to intellectual property provide for the payment of contractually-determined fees and other consideration for the grant of certain intellectual property rights related to our patents. These rights typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patents, (ii) the release of the licensee from certain claims, and (iii) the dismissal of any pending litigation. The intellectual property rights granted typically extend until the expiration of the related patents. Pursuant to the terms of these agreements, we have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our part to maintain or upgrade the related technology, or provide future support or services. Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the upfront payment. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, upon receipt of the upfront fee, and when all other revenue recognition criteria have been met.

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

Deferred revenue includes payments received from customers in advance of providing the product.

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

Amortization of intangibles

Amortization of our acquired patent portfolios and other intangible assets is recognized on a straight-line basis over the remaining useful life of the intangible assets (i.e., through the expiration date of the patent).

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

Income taxes

As of March 31, 2016, deferred tax assets generated from our U.S. activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be generated before such net operating loss carryforwards expire.

We did not have any material unrecognized tax benefits as of March 31, 2016. We do not expect to record any additional material provisions for unrecognized tax benefits within the next year.

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

Three month period ended March 31, 2016 compared to the three month period ended March 31, 2015

Revenue

We generate revenue through our three operating segments: Intellectual Property, Fli Charge and Group Mobile.

	Three months ended March 31,
	2016	2015	Change
Intellectual Property	$750,000	$150,000	$600,000
Fli Charge	17,000	—	17,000
Group Mobile	1,277,000	—	1,277,000
Total Revenue	$2,044,000	$150,000	$1,894,000

During the three month period ended March 31, 2016, we recorded total revenue of $2,044,000, which represents an increase of $1,894,000 (or 1,262.7%) compared to the three month period ended March 31, 2015. The increase was attributable to each of our operating segments. Our Intellectual Property operating segment experienced a $600,000 increase for the amount received in connection with an executed confidential license agreement for a total of $750,000 and our Fli Charge and Group Mobile operating segments combined for total product revenue of $1,294,000. We did not recognize any revenue from Fli Charge or Group Mobile prior to their acquisition on October 15, 2015. During the three month period ended March 31, 2015, we recorded total licensing revenue of $150,000 for our Intellectual Property segment, which was due to a one-time payment in connection with a settlement and license agreement for certain of our owned intellectual property.

We intend to continue to monetize our existing portfolio of intellectual property through licensing and strategic partnerships. In addition, we plan to enhance our intellectual property rights around our Fli Charge technology and products. Fli Charge plans to strengthen and develop partnerships in numerous markets including automotive, education, office, healthcare, power tools and vaporizers. We also believe that growth in Group Mobile’s revenue can be achieved by adding new products, exploring new distribution verticals, such as military and government, and increasing the sales team’s geographic coverage.

Cost of goods sold

We incur cost of goods sold through two of our operating segments: Fli Charge and Group Mobile.

	Three months ended March 31,
	2016	2015	Change
Fli Charge	$3,000	—	3,000
Group Mobile	1,124,000	—	1,124,000
Total cost of goods sold	$1,127,000	—	1,127,000

During the three month period ended March 31, 2016, we recorded total cost of goods sold of $1,127,000, which represents the costs of products sold by Fli Charge and Group Mobile for the period. We did not recognize any cost of goods sold for Fli Charge or Group Mobile prior to their acquisition on October 15, 2015. We expect the cost of goods sold to increase over time as we incur the full results of operations of both Fli Charge and Group Mobile in the periods subsequent to the acquisition. We expect our cost of goods sold to increase as our product revenue increases.

Operating legal costs

We incur operating legal costs through our Intellectual Property operating segment only.

	Three months ended March 31,
	2016	2015	Change
Operating legal costs	$720,000	$3,101,000	$(2,381,000)

During the three month period ended March 31, 2016, our operating legal costs were $720,000, which represents a decrease of $2,381,000 (or 76.8%) from operating legal costs recorded for the three month period ended March 31, 2015. This decrease was primarily due to the timing and nature of consulting and patent litigation costs related to legal proceedings against ZTE and ASUS, especially as costs pertaining to our ZTE campaign declined significantly following the execution of the confidential settlement and license agreement in December 2015.

We expect that our legal costs will continue to significantly decrease over time.

Amortization of intangibles

	Three months ended March 31,
	2016	2015	Change
Amortization of intangibles	$851,000	$804,000	$47,000

During the three month period ended March 31, 2016, amortization expense related to our intangible assets totaled $851,000, which represents an increase of $47,000 (or 5.8%), compared to amortization expense recorded during the three month period ended March 31, 2015. The increase in amortization expense was due to the addition of the amortization of newly acquired intangible assets identified in our acquisition of IDG on October 15, 2015.

General and administrative

	Three months ended March 31,
	2016	2015	Change
General and administrative	$2,952,000	$2,998,000	$(46,000)

During the three month period ended March 31, 2016, general and administrative expenses decreased by $46,000 (or 1.5%), to $2,952,000, compared to $2,998,000 that was recorded during the three month period ended March 31, 2015. The overall decrease was primarily due to a decrease in stock-based compensation expense of approximately $1,159,000, which was a result of many of the equity awards granted in 2012 and 2013 becoming fully vested during the latter half of 2015. The decrease in stock-based compensation expense was offset by increases in other general and administrative expenses, which were a direct result of our acquisition of IDG on October 15, 2015, such as increases in salaries and benefits due to our expanded workforce, advertising and marketing for our Fli Charge and Group Mobile operating segments, and product development as we continue to develop and improve Fli Charge’s product line.

Non-operating expense, net

	Three months ended March 31,
	2016	2015	Change
Non-operating income (expense), net	$(349,000)	$(223,000)	$(126,000)

During the three month period ended March 31, 2016, we recorded total non-operating expense, net, in the amount of $349,000 compared to total non-operating expense, net, in the amount of $223,000 recorded during the three month period ended March 31, 2015.

For the three month period ended March 31, 2016, we recorded interest expense of $476,000 for the interest recorded related to the Notes, which includes amortization of the debt discount, amortization of debt issuance costs, and coupon interest calculated using the effective interest method. In addition, we elected to repay principal installments for January and February 2016 in shares of our common stock, which were issued at a discount of 15% to market prices. This resulted in $210,000 recorded as a loss on the extinguishment of debt.

The non-operating expenses reported during the three month period ended March 31, 2016 were reduced by a gain of $270,000 on the revaluation of the derivative warrant liabilities and conversion feature related to the Notes. Also reducing the current period expense were foreign exchange gains in connection with our deposits with courts.

The total non-operating expense, net, of $223,000 for the three month period ended March 31, 2015 was primarily related to foreign exchange losses in connection with our deposits with courts.

Liquidity and Capital Resources

As of March 31, 2016, we had a cash balance of $20,560,000, which represents a decrease of $4,391,000 compared to our cash balance as of December 31, 2015. Of the decrease in liquidity, 45% was due to payments made to litigation vendors for costs incurred during 2015, 5% was due to payments made to general and administrative vendors for services provided during 2015, and approximately 50% was due to cash used in each of our three operating segments, Intellectual Property, Fli Charge, and Group Mobile, during the three month period ended March 31, 2016. We anticipate that our need for capital will continue to decline as litigation costs continue to decline and project-based activities related to the improvement of systems and digital marketing attributed to Group Mobile near completion. Cash expenditures during the three month period ended March 31, 2016 were offset by cash received for refunds of court fees and our deposits with the court in Germany, as well as cash received by Group Mobile during the normal course of business.

Our average monthly net cash spent in operations for the three month periods ended March 31, 2016 and 2015 was approximately $1,838,000 and $1,167,000, respectively. Cash spent in operations for the three month period ended March 31, 2016 included payments of $3,000,000 for litigation activities that have since been withdrawn or dismissed.

Based on current operating plans, we expect to have sufficient funds for at least the next 12 months and beyond. In addition, we may choose to raise additional funds in connection with potential acquisitions of operating assets, patent portfolios or other businesses that we may pursue. There can be no assurance, however, that any such opportunities will materialize.

In addition, we made deposits with courts during 2015 and 2014 related to our proceedings in Germany, Brazil, Romania and Malaysia. Deposits with courts paid in local currency are remeasured on the balance sheet date based on the related foreign exchange rate on that date. Following the execution of the confidential settlement and license agreement with ZTE on December 7, 2015, we began the process of working to receive refunds from the foreign courts. As of March 31, 2016, our remaining deposits with courts in Romania and Brazil totaled $831,000. As of May 5, 2016 all bonds posted with the courts in connection with our litigation with ZTE have been returned.

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

On March 9, 2016, pursuant to the Exchange Note Agreement, we issued to the Investors an aggregate of 703,644 shares of our common stock, par value $0.01 per share, in exchange for the reduction of $1,267,000 of the outstanding principal amount of the Notes and $49,000 of accrued interest. As a result, the outstanding aggregate principal amount under the Notes was reduced from $3,016,000 to $1,749,000 as of March 9, 2016.

In addition, pursuant to the Exchange Note Agreement, the Amended Notes are no longer convertible into shares of our common stock and we will pay the outstanding aggregate principal amount on the Maturity Date, which was extended to June 30, 2017, in cash only and at rate of 102%, which is equal to $1,784,000. The interest rate was increased from 8% to 10% per annum and is payable monthly beginning on April 1, 2016. In addition, we agreed to reduce the exercise price of the May 2015 Warrants from $10.00 to $3.00 per share and the parties also agreed to certain anti-dilution features. Other terms of the May 2015 Warrants remained the same. Furthermore, in connection with the Exchange Note Agreement, we paid a restructuring fee of $50,000 to the Investors.

Cash flows

	Three months ended March 31,
	2016	2015	Change
Net cash used in operating activities	$(5,429,000)	$(3,502,000)	$(1,927,000)
Net cash provided by (used in) investing activities	$1,087,000	$(278,000)	$1,365,000
Cash used in financing activities	$(50,000)	$—	$(50,000)

Operating activities

During the three month period ended March 31, 2016, net cash used in operating activities totaled $5,429,000 compared to net cash used in operating activities of $3,502,000 during the three month period ended March 31, 2015. The increase of $1,927,000 was mainly due to payments made to vendors, which led to both a significant decrease in accounts payable and accrued liabilities and an increase in other current assets in the current period as compared to the prior period.

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

Investing activities

During the three month period ended March 31, 2016, we received net proceeds of $1,173,000 from the refund of our deposits with the German court. These proceeds were offset by $86,000 net cash used to acquire software related to Group Mobile’s website. During the three month period ended March 31, 2015, net cash used in investing activities totaled $278,000 and represents the deposit we made to a Romanian court to enforce an injunction against ZTE in Romania.

We expect that net cash used in investing activities will increase as we intend to continue to acquire additional intellectual property assets and invest surplus cash, according to our investment policy.

Financing activities

During the three month period ended March 31, 2016, net cash used in financing activities totaled $50,000, which is the amount paid to the Investors related to their expenses incurred as a result of the debt modification. During the three month period ended March 31, 2015, there was no cash provided by or used in financing activities.

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

Critical Accounting Estimates

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 10, 2016, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On October 15, 2015, we acquired International Development Group Limited (“IDG”). During the three month period ended March 31, 2016, IDG's processes and systems did not significantly impact internal control over financial reporting at our other subsidiaries. Our management performed due diligence procedures associated with the acquisition of IDG.

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

Pursuant to the Settlement Agreement, the parties have taken steps to withdraw all pending litigations and proceedings against one another. To date, proceedings in Romania have yet to be formally closed, though the parties are currently working together to cause those proceedings to be formally closed.

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

ASUS

Vringo had filed patent infringement lawsuits against ASUSTeK Computer Inc. and its subsidiaries (collectively, “ASUS”) in Germany, India, and Spain. In March 2016, the parties settled their disputes and ended all litigations between them.

In Germany, on January 22, 2015, the Düsseldorf Regional Court found that ASUS does not infringe either of the patents-in-suit. Vringo filed notices of appeal for each patent. ASUS filed nullity suits with respect to those patents-in-suit in the Federal Patents Court in Munich, Germany, during the second quarter of 2014. On January 28, 2016, the Court found one of the patents-in-suit invalid. In March 2016, the parties have withdrawn all cases rendering the nullity rulings without legal effect.

Vringo’s suit against ASUS has been settled and a formal dismissal is pending before the High Court of Delhi, New Delhi.

In Spain, Vringo awaits the ruling of the Commercial Court of Barcelona in Vringo’s lawsuit against ASUS, alleging infringement of one of same patents-in-suit in Vringo’s litigation against ASUS in Germany. On February 4, 2016, the Court held its hearing in ASUS’ lawsuit seeking to invalidate that same patent and on March 1, 2016, the Court found the patent invalid and later in March Vringo appealed the ruling. Both Vringo and ASUS withdrew all claims in Spain and ASUS will not be contesting Vringo’s appeal of the nullity finding.

Content Distribution

In 2012, we purchased a portfolio of patents invented by Tayo Akadiri relating to content distribution. The portfolio includes seven patents as well as several pending patent applications. As one of the means of realizing the value of these patents, on October 20, 2015, we filed suit against DirecTV in the United States District Court for the Southern District of New York.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, except as follows:

Anti-takeover provisions of Delaware law, provisions in our charter and bylaws and our stockholder rights plan could delay, discourage or make more difficult a third-party acquisition of control of us.

We are a Delaware corporation and, as such, certain provisions of Delaware law could delay, discourage or make more difficult a third-party acquisition of control of us, even if the change in control would be beneficial to stockholders or the stockholders regard it as such. We are subject to the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits certain “business combination” transactions (as defined in Section 203) with an “interested stockholder” (defined in Section 203 as a 15% or greater stockholder) for a period of three years after a stockholder becomes an “interested stockholder,” unless the attaining of “interested stockholder” status or the transaction is pre-approved by our Board of Directors, the transaction results in the attainment of at least an 85% ownership level by an acquirer or the transaction is later approved by our Board of Directors and by our stockholders by at least a 66 2/3 percent vote of our stockholders other than the “interested stockholder,” each as specifically provided in Section 203. We have also adopted a shareholder rights plan in the form of a Section 382 Rights Agreement (the “NOL rights plan”), designed to help protect and preserve our substantial tax attributes primarily associated with our NOLs and research tax credits under Sections 382 and 383 of the Internal Revenue Code and related U.S. Treasury regulations. Although this is not the purpose of the NOL rights plan, it could have the effect of making it uneconomical for a third party to acquire us on a hostile basis.

These provisions of the DGCL, our certificate of incorporation and bylaws, and the NOL rights plan may delay, discourage or make more difficult certain types of transactions in which our stockholders might otherwise receive a premium for their shares over the current market price, and might limit the ability of our stockholders to approve transactions that they think may be in their best interest.

We may not be able to maintain compliance with NASDAQ’s continued listing requirements.

On March 16, 2016, we received a letter from NASDAQ advising that we are no longer in compliance with NASDAQ Listing Rule 5605(c)(2), which requires listed companies to have at least three audit committee members. NASDAQ has provided us with 45 calendar days, during which time we are required to submit a plan to regain compliance. Once the plan is accepted, NASDAQ can grant us an extension of up to 180 days from March 16, 2016 to regain compliance. If we are unsuccessful in maintaining our NASDAQ listing, then trading in our common stock after a delisting would likely be conducted in the over-the-counter markets and could also be subject to additional restrictions. There can be no assurance that we will meet the continued listing requirements for the NASDAQ Capital Market, or that we will not be delisted from the NASDAQ Capital Market in the future. The delisting of our common stock could have a material adverse effect on the trading price, liquidity, value and marketability of our common stock. We intend to regain compliance with the NASDAQ Listing Rule in the near term and retain two additional qualified independent directors to the audit committee.

On April 29, 2016, we submitted to NASDAQ a plan detailing our strategy to regain compliance with their audit committee requirements for listed companies. As of May 5, 2016, we have yet to receive a response from NASDAQ as to whether or not our plan has been accepted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Form of Exchange Note Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 9, 2016)

10.2	Form of Amended and Restated Senior Secured Notes (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 9, 2016)

10.3	Form of Second Supplemental Indenture (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 9, 2016)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of May 2016.

VRINGO, INC.

By:	/s/ ANASTASIA NYRKOVSKAYA
Anastasia Nyrkovskaya
Chief Financial Officer
(Principal Financial and Accounting Officer)

