Form 10-Q
period 2016-06-30
FORM Holdings Corp.
filed 2016-08-15
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-34785

FORM Holdings Corp.

(formerly Vringo, Inc.)

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

As of August 15, 2016, 15,762,072 shares of the registrant’s common stock were outstanding, including 750,574 shares sold in private placement completed on August 8, 2016, but not yet allocated to investors.

FORM Holdings Corp.

Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FORM Holdings Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2016 (Unaudited)	December 31, 2015 (see Note 2)
Current assets
Cash and cash equivalents	$27,449	$24,951
Deposits with courts	—	1,930
Accounts receivable, net	530	246
Inventory	260	379
Other current assets	134	698
Total current assets	28,373	28,204

Intangible assets, net	3,426	16,476
Goodwill	4,863	4,863
Other assets	1,085	916
Total assets	$37,747	$50,459

Current liabilities
Accounts payable, accrued expenses and other current liabilities	$6,327	$5,855
Deferred revenue	439	175
Senior secured notes	800	3,111
Total current liabilities	7,566	9,141

Long-term liabilities
Derivative warrant liabilities	329	416
Other liabilities	140	386
Total liabilities	8,035	9,943
Commitments and contingencies (see Note 12)

Stockholders’ equity
Series A Convertible Preferred stock, $0.01 par value per share; 500,000 shares authorized; 6,968 issued and none outstanding	—	—
Series B Convertible Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; 1,666,667 shares issued and none outstanding	—	—
Series C Junior Preferred stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share 150,000,000 shares authorized; 15,011,498 and 13,220,050 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	150	132
Additional paid-in capital	241,186	237,246
Accumulated deficit	(211,624)	(196,862)
Total stockholders’ equity	29,712	40,516
Total liabilities and stockholders’ equity	$37,747	$50,459

The accompanying notes form an integral part of these condensed consolidated financial statements.

FORM Holdings Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue
Licensing revenue	$8,912	$—	$9,675	$150
Product revenue	2,450	—	3,731	—
Total revenue	11,362	—	13,406	150

Costs and expenses*
Cost of goods sold	2,179	—	3,306	—
Operating legal costs	4,243	5,464	4,963	8,565
Amortization and impairment of intangible assets	12,350	813	13,201	1,617
General and administrative	3,305	2,298	6,257	5,296
Total operating expenses	22,077	8,575	27,727	15,478
Operating loss	(10,715)	(8,575)	(14,321)	(15,328)
Gain on revaluation of warrants and conversion feature	99	695	369	695
Interest expense	(272)	(465)	(748)	(465)
Extinguishment of debt	—	(210)	(210)	(210)
Non-operating income (expense), net	81	46	148	(177)
Net loss	$(10,807)	$(8,509)	$(14,762)	$(15,485)
Loss per share:
Basic net loss per share	$(0.72)	$(0.90)	$(1.01)	$(1.65)
Diluted net loss per share	$(0.72)	$(0.90)	$(1.01)	$(1.65)
Weighted-average number of shares outstanding during the period:
Basic	14,993,686	9,469,162	14,576,183	9,405,181
Diluted	14,993,686	9,469,162	14,576,183	9,405,181

* Includes stock-based compensation expense, as follows:
Operating legal costs	$64	$183	$132	$501
General and administrative	435	1,070	830	2,624
	$499	$1,253	$962	$3,125

The accompanying notes form an integral part of these condensed consolidated financial statements.

FORM Holdings Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2015	$132	$237,246	$(196,862)	$40,516
Issuance of common stock for repayment of convertible debt and related interest	18	2,978	—	2,996
Stock-based compensation	—	962	—	962
Net loss for the period	—	—	(14,762)	(14,762)
Balance as of June 30, 2016	$150	$241,186	$(211,624)	$29,712

	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2014	$93	$216,792	$(185,705)	$31,180
Reclassification of derivative Reload Warrants and Series 1 Warrants to equity warrants	—	175	—	175
Issuance of common stock	3	1,398		1,401
Stock-based compensation	—	3,125	—	3,125
Net loss for the period	—	—	(15,485)	(15,485)
Balance as of June 30, 2015	$96	$221,490	$(201,190)	$20,396

The accompanying notes form an integral part of these condensed consolidated financial statements.

FORM Holdings Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(14,762)	$(15,485)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Items not affecting cash flows
Depreciation and amortization	1,264	1,838
Impairment of intangible assets	11,937	—
Amortization of debt discount and debt issuance costs	660	310
Stock-based compensation	962	3,125
Amendment to warrants as part of debt modification	(281)	—
Extinguishment of debt	356	210
Change in fair value of warrants and conversion feature	(87)	(695)
Exchange rate loss (gain)	(71)	187
Changes in operating assets and liabilities
Increase in accounts receivable	(284)	—
Decrease in inventory	119	—
Decrease in other current assets and other assets	395	429
Increase in accounts payable, accrued expenses and other current liabilities	472	2,546
Increase in deferred revenue	264	—
Decrease in other liabilities	(246)	(178)
Net cash provided by (used in) operating activities	698	(7,713)
Cash flows from investing activities
Acquisition of property, equipment and technology	(151)	—
Decrease (increase) in deposits	2,001	(287)
Net cash provided by (used in) investing activities	1,850	(287)
Cash flows from financing activities
Net proceeds from senior secured notes and warrants	—	12,425
Debt issuance costs	(50)	(218)
Net cash provided by (used in) financing activities	(50)	12,207

Effect of exchange rate changes on cash and cash equivalents	—	(3)
Increase in cash and cash equivalents	2,498	4,204
Cash and cash equivalents at beginning of period	24,951	16,023
Cash and cash equivalents at end of period	$27,449	20,227

Cash paid during the period for
Interest	$40	$—

Non-cash investing and financing transactions
Change in classification of derivative warrants to equity warrants	—	175
Issuance of common stock to repay debt and interest	2,996	1,401
Debt discount	—	2,961

The accompanying notes form an integral part of these condensed consolidated financial statements.

FORM Holdings Corp. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for share and per share data)

Note 1. General

Overview

On May 6, 2016, Vringo, Inc. changed its name to FORM Holdings Corp. (“FORM” or the “Company”) and concurrently announced its repositioning as a holding company of small and middle market growth companies. The Company’s focus is on acquiring and building companies that would benefit from:

•	additional capital

•	exposure to visibility from the public markets

•	talent recruiting

•	rebranding and

•	implementation of best practices.

The Company’s management team is committed to execute on its strategy. The Company is industry agnostic, but limits the scope of its pipeline by looking only at companies with a clear path to grow in excess of $100,000 in revenue.

The Company’s common stock, par value $0.01 per share, which was previously listed on the NASDAQ Capital Market under the trading symbol “VRNG,” has been listed under the trading symbol “FH” since May 9, 2016.

The Company currently has three operating segments:

•	Group Mobile

•	FLI Charge

•	Intellectual property

Group Mobile is a growing premier supplier of innovative and full-service mobile technology solutions, including rugged computers, tablets, mobile devices, accessories, a full suite of professional services and other related products geared toward emergency first responders, municipalities and corporations. In addition, Group Mobile specializes in high-quality customer service and support for those products.

FLI Charge owns a patented conductive wireless charging technology and focuses on the development and commercialization of its technology through the direct-to-consumer sale of enablements, as well as partnerships and licensing agreements in various industries. FLI Charge is currently working with partners that are interested in implementing FLI Charge technology for smart furniture, Original Equipment Manufacturers, or “OEM,” and after-market automobiles and vaporizers. FLI Charge’s business model is based on licensing its technology in exchange for recurring licensing revenue as well as manufacturing and commercializing its own conductive charging pads and associated cases for phones, tablets and laptops.

The intellectual property operating segment is focused on the innovation, development and monetization of intellectual property. The Company’s portfolio consists of over 600 patents and patent applications covering telecom infrastructure, internet search, ad-insertion and mobile technologies.

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

Group Mobile

Group Mobile is a growing and innovative full, end-to-end solution provider for project lifecycle services including system integration, hardware service support, pre- and post-deployment and customer support helpdesk. Group Mobile provides total hardware solutions, including rugged laptops, tablets and handheld computers. Group Mobile also markets rugged mobile printers, vehicle computer docking and mounting gear, power accessories, wireless communication products, antennas, carrying cases, and other peripherals, accessories and add-ons needed to maximize productivity in a mobile- or field-computing environment.

Group Mobile operates a full-service e-commerce website with live chat, up-to-date product information and computer system configuration capabilities. Group Mobile’s goal is to ensure that its customers purchase the best products and services for their specific requirements.

Group Mobile purchases rugged mobile computing equipment and complementary products from its primary distribution and manufacturing partners and sells them to enterprises, resellers, and retail customers. Group Mobile’s primary customers range from corporations to local governments, emergency first responders and healthcare organizations. Group Mobile believes that its business is characterized by gross profits as a percentage of revenue slightly higher than is commonly found in resellers of computing devices. The market for rugged mobile computing products is trending towards an increase in the volume of unit sales combined with declining unit prices as the business transitions from primarily being comprised of laptops to one primarily comprised of rugged tablets. As this transition has occurred, Group Mobile is seeing shortened product life cycles and industry specific devices for segments such as healthcare. Group Mobile sets sale prices based on the market supply and demand characteristics for each particular product. Group Mobile is highly dependent on the end-market demand for rugged mobile computing products, which is influenced by many factors, including the introduction of new IT products by OEM, replacement cycles for existing rugged mobile computing products, overall economic growth, local and state budgets, and general business activity.

Product costs represent Group Mobile’s single largest expense and product inventory is one of the largest working capital investments for Group Mobile. Group Mobile’s primary suppliers include Synnex Corporation, Ingram Micro Inc., and Xplore Technologies Corporation, which, combined, represent approximately 80% of Group Mobile’s inventory purchases. Group Mobile has reseller agreements with most of its OEM and distribution partners. These agreements usually provide for nonexclusive resale and distribution rights. The agreements are generally short-term, subject to periodic renewal, and often contain provisions permitting termination by either Group Mobile or the supplier without cause upon relatively short notice. Furthermore, product procurement from the OEM suppliers is a highly complex process and, as such, efficient and effective purchasing operations are critical to Group Mobile’s success.

FLI Charge

FLI Charge is a wireless power company dedicated to simplifying the way people power and charge the multitude of mobile electronic devices they use on a daily basis. By eliminating the need to search and compete for outlets and charging cables, FLI Charge is improving the powering and charging experience for all currently existing battery and DC powered devices.

FLI Charge designs, develops, licenses, manufactures and markets wireless conductive power and charging solutions. FLI Charge is currently working with partners in several verticals to bring products to market. These verticals include education, office, hospitality, automotive and consumer electronics among others. To date, FLI Charge has not yet generated any substantial revenue from its product sales. The Company believes that FLI Charge’s patented technology is the only wireless power solution that is fully interoperable between different mobile devices ranging from smartphones to power tools, and many more. FLI Charge’s wireless power solution can simultaneously power multiple devices on the same pad no matter their power requirements or positions on the pad.

FLI Charge’s product line consists of power pads or surfaces as well as devices that are connected to or embedded with FLI Charge enabling technology. FLI Charge pads and surfaces are connected to a power source or battery. The surface of the pad has conductive contact strips that provide power and are constantly monitored by control circuitry that immediately halts power transfer if an unapproved load or short-circuit condition is detected. FLI Charge-enabled devices are embedded with the FLI Charge contact enablement that consists of four contact points, known as the “constellation.” The constellation is designed to make an immediate and continuous electrical connection with the contact strips regardless of the device’s orientation on the pad. The enablement monitors the power coming from the pad and ensures that the correct amount of power goes to the device. Once an approved FLI Charge device is placed on a pad, power is transferred immediately to charge or power the device.

FLI Charge launched its consumer product line on Indiegogo, a crowdfunding platform, on June 15, 2016; the campaign is ongoing as of June 30, 2016. The Company accounts for funds raised from crowdfunding campaigns and pre-sales, which was $177 as of June 30, 2016, as deferred revenue. FLI Charge expects to deliver products to the participants in the fourth quarter of 2016.

Intellectual Property

The intellectual property operating segment is focused on the innovation, development and monetization of intellectual property. The Company’s portfolio consists of over 600 patents and patent applications covering telecom infrastructure, internet search, ad-insertion and mobile technologies.

The Company is currently focused on monetizing its technology portfolio through a variety of value enhancing initiatives including, but not limited to, licensing, litigation and strategic partnerships.

Recent Developments

Name Change

On May 6, 2016, the Company changed its name from Vringo, Inc. to FORM Holdings Corp. (“FORM” or the “Company”) and concurrently announced its repositioning as a holding company of small and middle market growth companies. The Company’s focus is on acquiring and building companies that would benefit from:

•	additional capital

•	exposure to visibility from the public markets

•	talent recruiting

•	rebranding and

•	implementation of best practices.

The Company’s management team is committed to execute on its strategy. The Company is industry agnostic, but limits the scope of its pipeline by looking only at companies with a clear path to grow in excess of $100,000 in revenue.

The Company’s common stock, par value $0.01 per share, which was previously listed on the NASDAQ Capital Market under the trading symbol “VRNG,” has been listed under the trading symbol “FH” since May 9, 2016.

Impairment of Patents

The Company’s name change and repositioning as a holding company was deemed a triggering event, which required the Company’s patent assets to be tested for impairment. In performing this impairment test, the Company determined that the patent portfolios, which together represent an asset group, were subject to impairment testing. In the first step of the impairment test, the Company utilized its projections of future undiscounted cash flows based on its existing plans for the patents. As a result, it was determined that the Company’s projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, the Company performed the second step of the impairment test to measure the potential impairment by calculating the asset group’s fair value as of May 6, 2016. As a result, following amortization for the month of April, the Company recorded an impairment charge of $11,937, which resulted in a new carrying value of $1,526 on May 6, 2016. Following the impairment, the Company reevaluated the remaining useful life and concluded that there were no changes in the estimated useful life.

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

Senior Secured Notes

On March 9, 2016, the Company and the holders (the “Investors”) of the Company’s $12,500 Senior Secured Convertible Notes (the “Notes”), which were originally issued by the Company in a registered direct offering on May 4, 2015, entered into an exchange note agreement (the “Exchange Note Agreement”). Pursuant to the Exchange Note Agreement, the Company issued to the Investors an aggregate of 703,644 shares of its common stock, par value $0.01 per share, in exchange for the reduction of $1,267 of the outstanding aggregate principal amount of the Notes and $49 of accrued interest. As a result, the outstanding aggregate principal amount under the Notes was reduced from $3,016 to $1,749 as of March 9, 2016.

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

In addition, the Company agreed to reduce the exercise price of the warrants to purchase an aggregate of 537,500 shares of the Company’s common stock pursuant to the initial agreement (the “May 2015 Warrants”) from $10.00 to $3.00 per share and the parties also agreed to remove from the May 2015 Warrants certain anti-dilution features. Other terms of the May 2015 Warrants remained the same. Furthermore, in connection with the Amended Notes, the Company paid a restructuring fee of $50 to the Investors.

On July 1, 2016, the Company prepaid in full its Amended Notes that were due on June 30, 2017. As required by the terms of the Amended Notes, notice of prepayment was delivered to the Investors on June 30, 2016. The Company repaid the Amended Notes in full, including repayment of the principal and accrued interest as well as an additional 15% for early repayment. The Company used an aggregate of $2,011 of cash on hand for repayment of the Amended Notes. As a result of the repayment in full of the Amended Notes, all liens on the Company’s assets, including intellectual property, were released by the Investors.

Reverse Stock Split

Unless otherwise noted, the information contained in these condensed consolidated financial statements gives effect to a one-for-ten reverse stock split of our common stock effected on November 27, 2015 on a retroactive basis for all periods presented.

Note 2. Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company as required by Regulation S-X, Rule 10-01. Such adjustments are of a normal, recurring nature. The results of operations for the six-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include the Company’s valuation of intangible assets, the useful lives of the Company’s intangible assets, the valuation of the Company’s derivative warrants, the valuation of stock-based compensation, deferred tax assets and liabilities, income tax uncertainties, and other contingencies.

(c) Accounting guidance adopted in 2016

ASU No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

During the six-month period ended June 30, 2016, the Company adopted guidance on a retrospective basis that requires debt issuance costs related to a recognized debt liability to be presented in the condensed consolidated balance sheets as a deduction from the carrying amount of such debt. As a result of this adoption, the Company reclassified $73 of debt issuance costs as of December 31, 2015 from other current assets to senior secured notes.

ASU No. 2014-15, Presentation of Financial Statements (Topic 205): Going Concern

During the six-month period ended June 30, 2016, the Company adopted the standard that provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity

During the six-month period ended June 30, 2016, the Company adopted the standard that clarifies how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

(d) Reclassification

On November 27, 2015, the Company implemented the Reverse Stock Split, which became effective at the opening of trading on the NASDAQ on that date. As of November 27, 2015, every 10 shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the nominal par value per share of $0.01 and the Company’s authorized shares.

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

As a result of the adoption by the Company of ASU No. 2015-03 on a retrospective basis, during the six-month period ended June 30, 2016, the Company reclassified $73 of debt issuance costs as of December 31, 2015 from other current assets to senior secured notes.

(e) Intangible assets

Intangible assets include purchased patents, which are recorded based on the cost to acquire them, as well as trade names, customer relationships and technology, which were acquired as part of the acquisition of International Development Group Limited (“IDG”) in the fourth quarter of 2015 and are recorded based on the estimated fair value in purchase price allocation. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of the Company’s intangible assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, the Company may be required to record impairment charges related to its intangible assets.

(f) Deferred revenue

Deferred revenue includes (i) payments received from customers in advance of providing the product and (ii) amounts deferred if other conditions of revenue recognition have not been met. The Company accounts for funds raised from crowdfunding campaigns and pre-sales as deferred revenue.

Note 3. Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. However, as the Company generated net loss in all periods presented, some potentially dilutive securities, including certain warrants and stock options, were not reflected in diluted net loss per share because the impact of such instruments was anti-dilutive.

The table below presents the computation of basic and diluted net loss per share of common stock:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic Numerator:
Loss from attributable to shares of common stock	$(10,807)	$(8,509)	$(14,762)	$(15,485)
Net loss attributable to shares of common stock	$(10,807)	$(8,509)	$(14,762)	$(15,485)
Basic Denominator:
Weighted average number of shares of common stock outstanding during the period	14,993,686	9,469,162	14,576,183	9,405,181
Basic common stock shares outstanding	14,993,686	9,469,162	14,576,183	9,405,181
Basic net loss per common stock share	$(0.72)	$(0.90)	$(1.01)	$(1.65)

Diluted Numerator:
Net loss attributable to shares of common stock	$(10,807)	$(8,509)	(14,762)	$(15,485)
Increase in net loss attributable to derivative liabilities and interest expense	—	—	—	—
Diluted net loss attributable to shares of common stock	$(10,807)	$(8,509)	(14,762)	$(15,485)

Diluted Denominator:
Basic common stock shares outstanding	14,993,686	9,469,162	14,576,183	9,405,181
Weighted average number of derivative liabilities in the money	—	—	—	—
Diluted common stock shares outstanding	14,993,686	9,469,162	14,576,183	9,405,181
Diluted net loss per common stock share	$(0.72)	$(0.90)	(1.01)	$(1.65)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Vested and unvested options outstanding to purchase an equal number of shares of common stock of the Company	1,492,434	888,047	1,492,434	888,047
Unvested RSUs to issue an equal number of shares of common stock of the Company	7,808	60,990	7,808	60,990
Warrants to purchase an equal number of shares of common stock of the Company	1,006,679	956,679	1,006,679	956,679
Conversion feature of senior secured notes	—	1,250,000	159,462	1,250,000
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share	2,506,921	3,155,716	2,666,383	3,155,716

Note 4. Business Combination

On October 15, 2015, the Company acquired IDG. Pursuant to the Purchase Agreement, the Company acquired 100% of the capital stock of IDG. Group Mobile and 70% of FLI Charge were also acquired through the purchase of IDG. Group Mobile is a company with full-service customer support in rugged computers, mobile devices and accessories. FLI Charge owns patented conductive wireless charging technology and is focused on innovation, sales, manufacturing and licensing its technology in various industries, such as automotive, furniture and others.

As consideration for the acquisition, the Company issued an equivalent of 1,666,667 common stock (after giving effect to the Reverse Stock Split), which were issued as follows: (i) 1,604,167 shares of the Company’s newly designated Series B Convertible Preferred Stock (“Series B Preferred”), convertible into 1,604,167 shares of the Company’s common stock, (ii) 57,500 shares of the Company’s unregistered common stock issued to one of the sellers, who is a former chief executive officer and director of IDG, in consideration of his forgiveness of debt and (iii) 5,000 shares of the Company’s common stock for transaction related services. A total of 240,625 Series B Preferred shares were placed in escrow to secure certain of the sellers’ indemnity obligations under the Purchase Agreement for a period of up to 12 months. On November 27, 2015, all Series B Preferred outstanding shares were converted into unregistered common stock of the Company, resulting in the issuance of 1,604,167 shares of common stock. On April 20, 2016, 85,121 shares of common stock were released from escrow.

Purchase consideration value was determined based on the market value of the Company’s common stock at the date of the transactions, discounted for the fact that the shares are restricted as to their marketability for a period of six months from the issuance date.

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

The purchase price for the acquisition was allocated to the net tangible and intangible assets based on their fair values as of the closing date. The excess of the purchase price over the net tangible assets and intangible assets was recorded as goodwill. The purchase price allocation was as follows:

Fair Value
Assets:
Cash and cash equivalents	$144
Accounts receivable	245
Inventory	234
Prepaid expenses	18
Current Assets	641
Intangible assets	2,146
Goodwill	4,863
Total Assets	7,650

Liabilities:
Accounts payable	464
Credit line	270
Accrued expenses	44
Other current liabilities	173
Deferred tax liabilities	866
Total liabilities	1,817
Non-controlling interest in FLI Charge	262
Total	$5,571

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

Note 5. Intangible Assets

The following table provides information regarding the Company’s intangible assets, which consist of the following:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Weighted average amortization period (years)
Patents	$28,213	$(26,741)	1,472	$28,213	$(13,782)	$14,431	8.60
Customer relationships	1,163	(210)	953	1,163	(62)	1,101	3.91
Trade name	504	(73)	431	504	(21)	483	4.90
Technology	479	(60)	419	479	(18)	461	5.68
Additions:
Software	151	—	151	—	—	—	—
Total intangible assets	$30,510	$(27,084)	$3,426	$30,359	$(13,883)	$16,476

The Company recorded customer relationships, trade name and technology as part of the acquisition of Group Mobile and FLI Charge completed on October 15, 2015. Additionally, during 2016, the Company has capitalized costs for software related to the build-out of Group Mobile’s new website. Amortization has not been recorded for the software as it has not yet been placed into service. The patent assets consist of several major patent portfolios, which were acquired from third parties, as well as a number of internally-developed patents. The costs related to internally-developed patents are expensed as incurred.

The Company’s intangible assets are amortized over their expected useful lives. During the three-month periods ended June 30, 2016 and 2015, the Company recorded amortization expense of $413 and $813, respectively. During the six-month periods ended June 30, 2016 and 2015, the Company recorded amortization expense of $1,264 and $1,617, respectively.

During the three-month period ended June 30, 2016, the Company determined that there were impairment indicators related to certain of its patents. A significant factor considered when making this determination occurred on May 6, 2016, when “Vringo, Inc.” changed its name to “FORM Holdings Corp.” and concurrently announced its repositioning as a holding company of small and middle market growth companies. The Company concluded that this factor was deemed a “triggering” event, which required the related patent assets to be tested for impairment. In performing this impairment test, the Company determined that the patent portfolios, which together represent an asset group, were subject to impairment testing. In the first step of the impairment test, the Company utilized its projections of future undiscounted cash flows based on the Company’s existing plans for the patents. As a result, it was determined that the Company’s projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, the Company performed the second step of the impairment test to measure the impairment by calculating the asset group’s fair value as of May 6, 2016.

As a result, following amortization for the month of April, the Company recorded an impairment charge of $11,937, or 88.7% of the carrying value of the patents prior to impairment. This resulted in a new carrying value of $1,526 on May 6, 2016. The impairment charge is included in amortization and impairment of intangible assets in the condensed consolidated statements of operations. Following the impairment, the Company reevaluated the remaining useful life and concluded that there were no changes in the estimated useful life. There were no impairment indicators related to any of the Company’s other amortizable intangible assets during the period ended June 30, 2016.

The following table provides information regarding the Company’s goodwill, which relates to the purchase of IDG completed on October 15, 2015. There were no indicators of impairment of goodwill as of June 30, 2016.

Group Mobile	$4,106
FLI Charge	757
Total Goodwill	$4,863

Note 6. Segment Information

The Company currently has three operating segments, Group Mobile, FLI Charge and intellectual property that accumulate revenue and expenses. Additionally, the Company allocates certain expenses to its non-operating corporate segment. The corporate segment represents general and administrative expenses as well as net non-operating income (expense) that are not specific to any of FORM’s operating segments, but represent expenses incurred on behalf of the parent company, a holding company.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
Group Mobile	$2,450	$—	$3,727	$—
FLI Charge	12	—	29	—
Intellectual property	8,900	—	9,650	150
Total Revenue	$11,362	$—	$13,406	$150

Segment operating loss:
Group Mobile	$(326)	$—	$(648)	$—
FLI Charge	(998)	—	(1,777)	—
Intellectual property	(7,577)	(6,276)	(8,280)	(10,032)
Corporate	(1,814)	(2,299)	(3,616)	(5,296)
Total segment operating loss	(10,715)	(8,575)	(14,321)	(15,328)

Corporate non-operating income (expense), net	(92)	66	(441)	(157)
Net loss	$(10,807)	$(8,509)	$(14,762)	$(15,485)

	June 30, 2016	December 31, 2015
Assets:
Group Mobile	$7,013	$6,228
FLI Charge	1,734	1,583
Intellectual property	2,654	17,528
Corporate	26,346	25,120
Total Assets	$37,747	$50,459

The corporate segment’s assets are mainly comprised of cash and cash equivalents.

Note 7. Senior Secured Notes

On May 4, 2015 (the “Closing Date”), the Company entered into a securities purchase agreement with certain Investors in a registered direct offering of $12,500 of Notes and May 2015 Warrants to purchase 537,500 shares of the Company’s common stock (after giving effect to the Reverse Stock Split). On the Closing Date, the Company issued the Notes, which were convertible into shares of the Company’s common stock at $10.00 per share, had 8% interest and matured in 21 months from the date of issuance, unless earlier converted. In addition, the Company issued the May 2015 Warrants to purchase shares of the Company’s common stock, which were exercisable at $10.00 per share for a period of five years, beginning on November 4, 2015. In connection with the issuance of the Notes and the May 2015 Warrants, the Company received net cash proceeds of $12,425. The Company also incurred third party costs directly associated with the issuance of Notes of $218, which were capitalized as debt issuance costs and reported as a reduction in senior secured notes, and are amortized over the term of the Note. The Company’s obligations under the outstanding Notes are secured by a first priority perfected security interest in substantially all of the Company’s U.S. assets. In addition, stock of certain subsidiaries of the Company were pledged. The outstanding Notes contain customary events of default, as well as covenants which include restrictions on the assumption of new debt by the Company. As of June 30, 2016, all covenants were met and there were no events of default.

As of December 31, 2015, total outstanding principal was $4,206. Between January 1, 2016 and March 9, 2016, the Company made two principal payments in the aggregate amount of $1,190. The Company elected to make these principal payments in shares of the Company’s common stock, which are issued at a 15% discount to the market price data. As such, the Company issued 1,032,332 shares in lieu of principal payments and recorded $210 as extinguishment of debt expense in the condensed consolidated statements of operations.

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

The Company has concluded that the Exchange Note Agreement does not constitute a troubled debt restructuring as it has not experienced financial difficulty. Furthermore, since the Investors remained the same before and after the Exchange Note Agreement, the Company has made a quantitative test, in order to determine whether the Amended Notes are substantially different from the original Notes.

Based on the accounting analysis performed and considering various scenarios for the cash flow test, the Company concluded that the Amended Notes were not substantially different from the original Notes and, as such, accounted for the Exchange Note Agreement as a modification:

•	No gain or loss is recorded and a new effective interest rate is established based on the carrying value of the Notes and the revised cash flows of the Notes. Immediately before the Exchange Note Agreement, the fair value of the conversion option of the Notes was $10.00 per share.

•	The change in the fair value of the May 2015 Warrants is capitalized similar to certain debt issuance costs. The fair value of the May 2015 Warrants increased by $281 as a result of the reduction of the exercise price from $10.00 to $3.00. Other terms of the May 2015 Warrants remain the same and continue to be recorded as derivative warrant liabilities. The capitalized amount of $281, along with any existing unamortized debt discount or premium, is amortized to interest expense over the remaining term of the Notes.

•	Pursuant to the Exchange Note Agreement, on March 9, 2016, 703,644 shares were issued in exchange for the reduction of $1,267 of the outstanding principal amount and $49 of accrued interest and are also considered a noncash consideration. The fair value of the shares issued was $1,499. As such, the Company capitalized the fair value difference of $183 similar to certain debt issuance costs, which is amortized to interest expense over the remaining term of the Notes.

•	The original transactions cost as of March 9, 2016, in the amount of $49, continue to be deferred. New transaction costs paid to the Investors, in the amount of $50, are capitalized and recorded as an offset to the debt. New transaction costs, in the amount of $65, paid to third parties are recognized as an expense and are included in general and administrative expense.

The table below summarizes changes in the book value of the Notes from December 31, 2015 to June 30, 2016:

Book value as of December 31, 2015 (net of unamortized portion of debt issuance costs of $73)	$3,111
Debt repayments in January and February 2016	(1,190)
Amortization of debt discount and debt issuance costs, included in interest expense	356
Book value of Notes before the Exchange Note Agreement on March 9, 2016	2,277

Fair value of the considerations provided to the Investors, including:
Increase in fair value of May 2015 Warrants due to reduced exercise price	281
Repayment of Notes in shares of common stock	1,267
Repayment of $1,267 of Notes in shares of common stock at a discount to the market	183
Restructuring fee paid to the Investors	50
Total fair value of the considerations provided to the Investors	1,781

Book value of Amended Notes after the Exchange Note Agreement on March 9, 2016	496
Amortization of debt discount and debt issuance costs, included in interest expense	304
Book value of Amended Notes as of June 30, 2016	$800

On July 1, 2016, the Company prepaid in full its Amended Notes that were due on June 30, 2017. As required by the terms of the Amended Notes, notice of prepayment was delivered to the Investors on June 30, 2016. The Company repaid the Amended Notes in full, including repayment of the principal and accrued interest as well as an additional 15% for early repayment. The Company used an aggregate of $2,011 of cash on hand for repayment of the Amended Notes. As a result of the repayment in full of the Amended Notes, all liens on the Company’s assets, including its intellectual property, were released by the Investors.

Note 8. Fair Value Measurements

The following table presents the placement in the fair value hierarchy of liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
June 30, 2016:
May 2015 Warrants	$329	$—	$—	$329

December 31, 2015:
May 2015 Warrants	$416	$—	$—	$416
Conversion feature	$1	$—	$—	$1

The Company measures its derivative liabilities at fair value. The May 2015 Warrants were classified within Level 3 because they were valued using the Black-Scholes-Merton model, which utilizes significant inputs that are unobservable in the market. They are recorded as derivative warrant liabilities as they are freestanding instruments and there are several features within the warrants that may require the Company to cash settle or partially cash settle. In particular, the Company may have to cash settle, partially cash settle, or make cash payments to the Investors including cash settlement upon exercise when insufficient shares are authorized to be issued, and that the Company is obligated to issue registered shares when the warrants are exercised. The derivative warrant liabilities are initially measured at fair value and marked to market at each balance sheet date.

In addition to the above, the Company’s financial instruments as of June 30, 2016 and December 31, 2015 consisted of cash, cash equivalents, receivables, accounts payable, deposits and Notes. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) during the six-month period ended June 30, 2016:

	May 2015 Warrants	Conversion feature
December 31, 2015	$416	$1
Decrease in fair value of the warrants and conversion feature	(368)	(1)
Increase in fair value as a result of debt modification	281	—
June 30, 2016	$329	$—

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities falls within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

June 30, 2016:

Description	Valuation technique	Unobservable inputs	Range
May 2015 Warrants	Black-Scholes-Merton	Volatility	59.55%
		Risk-free interest rate	0.88%
		Expected term, in years	3.84
		Dividend yield	0.00%

December 31, 2015:

Description	Valuation technique	Unobservable inputs	Range
Conversion feature	Monte-Carlo model	Volatility	82.46%
		Risk free interest rate	0.46%
		Expected term, in years	0.51
		Conversion price	$10.00

May 2015 Warrants	Black-Scholes-Merton	Volatility	79.13%
		Risk free interest rate	1.68%
		Expected term, in years	4.34
		Dividend yield	0.00%

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

The following table presents the placement in the fair value hierarchy of intangible assets measured at fair value on a non-recurring basis as of June 30, 2016 due to impairment. There was no impairment of intangible assets for the period ended December 31, 2015 and, as such, no fair value measurement was performed:

Fair value measurement at reporting date using
Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
June 30, 2016:
Patents	$1,472	$—	$—	$1,472

During the six-month period ended June 30, 2016, the Company recorded a noncash impairment charge of $11,937 to reduce the net carrying value of its patent assets to its estimated fair value of $1,526. Following the impairment charge, the net carrying value of the patent assets was reduced to $1,472 as of June 30, 2016 due to additional amortization expense during the period. The fair value of these assets were classified as Level 3 of the fair value hierarchy using an income-based approach.

Note 9. Warrants

The following table summarizes information about warrant activity during the six-month period ended June 30, 2016:

	No. of warrants	Weighted average exercise price	Exercise price range
December 31, 2015	1,006,679	$12.92	$5.00 - $17.60
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
June 30, 2016	1,006,679	$9.18	$3.00 - $17.60

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

Certain of the Company’s outstanding warrants are classified as equity warrants and certain are classified as derivative warrant liabilities. The Company’s outstanding equity warrants as of June 30, 2016 consist of the following:

	No. outstanding	Exercise price	Remaining contractual life	Expiration Date
Series 1 Warrants	149,025	$17.60	1.05 years	July 19, 2017
Series 2 Warrants	194,352	$17.60	1.05 years	July 19, 2017
Reload Warrants	75,802	$17.60	0.61 years	February 6, 2017
October 2015 Warrants	50,000	$5.00	4.79 years	April 15, 2021
Outstanding as of June 30, 2016	469,179

The Company’s outstanding derivative warrants as of June 30, 2016 consist of the following:

	No. outstanding	Exercise price	Remaining contractual life	Expiration Date
May 2015 Warrants	537,500	$3.00	3.84 years	May 4, 2020

Note 10. Stock-based Compensation

The Company has a stock-based compensation plan available to grant stock options and restricted stock units (“RSUs”) to the Company’s directors, employees and consultants. Under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), a maximum of 1,560,000 shares of common stock may be awarded (after giving effect to the one-for-ten reverse stock split). In 2015, the Company amended its Plan, so that a maximum of shares of common stock that may be awarded was increased to 2,100,000. As of June 30, 2016, 302,510 shares were available for future grants under the Plan. Total stock-based compensation expense for the three-month periods ended June 30, 2016 and 2015 was $499 and $1,253, respectively. Total stock-based compensation expense for the six-month periods ended June 30, 2016 and 2015 was $962 and $3,125, respectively.

The following table illustrates the RSUs granted during the six-month period ended June 30, 2016.

Title	Grant date	No. of RSUs	Exercise price	Fair market value at grant date	Vesting term
Consultant	March 9, 2016	10,000	—	$2.13	0.33 years

The activity related to stock options and RSUs during the six-month period ended June 30, 2016 consisted of the following:

	RSUs		Options
	No. of RSUs	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding at January 1, 2016	53,280	$36.31	871,484	$30.65	$5.10 - 55.00	$20.49
Granted	10,000	$2.13	730,000	$1.66	$1.55 - 1.92	$0.89
Vested/Exercised	(55,472)	$30.03	—	—	—	—
Forfeited	—	—	(100,050)	$27.88	$5.90 – 41.00	$17.04
Expired	—	—	(9,000)	$55.00	$55.00	$26.20
Outstanding at June 30, 2016	7,808	$37.20	1,492,434	$16.51	$1.55 – 55.00	$10.64
Exercisable at June 30, 2016	—	—	880,767	$26.03	$1.55 – 55.00

The Company did not recognize tax benefits related to its stock-based compensation as there is a full valuation allowance recorded.

Note 11. Income Taxes

As of June 30, 2016, deferred tax assets generated from the Company’s U.S. activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire.

The Company did not have any material unrecognized tax benefits as of June 30, 2016. The Company does not expect to record any additional material provisions for unrecognized tax benefits within the next year.

Note 12. Commitments and Contingencies

FLI Charge

FLI Charge launched its consumer product line on Indiegogo, a crowdfunding platform, on June 15, 2016; the campaign was ongoing as of June 30, 2016, at which time funds raised from the crowdfunding campaign was $177. FLI Charge expects to deliver products to the participants in the fourth quarter of 2016.

Litigation and legal proceedings

ZTE

On December 7, 2015, the Company entered into a confidential settlement and license agreement (the “Settlement Agreement”) with ZTE Corporation and its affiliates (collectively, “ZTE”), pursuant to which the parties withdrew all pending litigations and proceedings against each other and the Company granted ZTE a non-exclusive, non-transferable, worldwide perpetual license to certain patents and patent applications owned by the Company.

Pursuant to the Settlement Agreement, the parties have taken steps to withdraw all pending litigations and proceedings against one another.

In several jurisdictions, though ZTE requested that government organizations close proceedings against FORM, those organizations make such determinations on their own volition. In China, ZTE requested that the National Developmental and Reform Commission (“NDRC”) conclude its investigation against FORM; however, the NDRC has not yet closed its investigation.

In addition, in China and the Netherlands, FORM continues to appeal patent invalidity rulings issued in connection with proceedings originally brought by ZTE. In each instance, ZTE has indicated that it will not oppose FORM’s appeals, though FORM must still plead its case before the respective adjudicatory body in each jurisdiction. On August 3, 2016, the European Patent Office dismissed an opposition action filed on one of FORM’s recently issued European patents. No contingent liability is expected or recorded for the ZTE-related legal proceedings.

ASUS

FORM had filed patent infringement lawsuits against ASUSTeK Computer Inc. and its subsidiaries (collectively, “ASUS”) in Germany, India, and Spain. In March 2016, the parties settled their disputes and ended all litigations between them. However, Google, Inc. (“Google”) intervened as a party in FORM’s litigation against ASUS in India, and, notwithstanding the settlement between FORM and ASUS, the lawsuit remains pending with respect to FORM and Google. As such, as of June 30, 2016, the Company had reversed $222 of contingent liabilities related to potential legal fees that were previously accrued for the proceedings related to this matter.

Deposits with courts

The Company made deposits with courts during 2015 and 2014, related to its proceedings in Germany, Brazil, Romania and Malaysia. Deposits with courts paid in local currency are remeasured on the balance sheet date based on the related foreign exchange rate on that date. As of December 31, 2015, deposits with courts, which are recorded as current assets, totaled $1,930. As of June 30, 2016, all deposits that had been posted with the courts in connection with its litigation with ZTE have been returned to the Company.

Other

The Company is also engaged in additional litigation, for which no contingent liability is recorded, as the Company does not expect any material negative outcome.

The Company is currently in discussions with the previous owner of some of its patents regarding whether the entirety of the payment received from ZTE in December 2015 is subject to the royalty rate under the Confidential Patent Purchase Agreement dated August 9, 2012.

Leases

In January 2014, the Company entered into an amended lease agreement for its corporate executive office in New York for the lease of a different office space within the same building. The initial annual rental fee for this new office was approximately $403 (subject to certain future escalations and adjustments) beginning on August 1, 2014, which was the date when the new office space became available. This lease will expire in October 2019. Group Mobile has a lease for its office space in Chandler, AZ. The annual rental fee is approximately $72; the current lease, which originally was due to expire on June 30, 2016, was amended in February 2016 and extended until July 31, 2019. Rent expense for operating leases for the three and six-month periods ended June 30, 2016 were $109 and $218, respectively. Rent expense for operating leases for the three and six-month periods ended June 30, 2015 were $91 and $183, respectively.

Note 13. Subsequent Events

On August 8, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FHXMS, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (the “Merger Sub”), XpresSpa Holdings, LLC, a Delaware limited liability company (“XpresSpa”), the unitholders of XpresSpa who are parties thereto (the “Unitholders”) and Mistral XH Representative, LLC, as representative of the Unitholders (the “Representative”), pursuant to which the Merger Sub will merge with and into XpresSpa, with XpresSpa being the surviving entity and a wholly-owned subsidiary of the Company (the “Surviving Entity”) and the Unitholders becoming stockholders of FORM (the “Merger”).

XpresSpa is a leading airport retailer of spa services and related products, and also sells spa products through its internet site. Services and products include: (i) massage services for the neck, back, feet and whole body, (ii) nail care, such as pedicures, manicures and polish changes, (iii) beauty care services such as waxing and facials, (iv) hair care, such as haircuts and blow outs, (v) spa products such as massagers, lotions and aromatherapy aids and (vi) travel products such as neck pillows and eye masks.

Upon completion of the Merger, (i) the then-outstanding common units of XpresSpa (other than those held by the Company, which will be cancelled without any consideration) and (ii) the then-outstanding preferred units of XpresSpa (other than those held by the Company, which will be cancelled without any consideration) will be automatically converted into the right to receive an aggregate of:

(a)	2,500,000 shares of FORM common stock, par value $0.01 per share (“FORM Common Stock”),

(b)	494,792 shares of newly designated Series D Convertible Preferred Stock, par value $0.01 per share, of FORM (“FORM Preferred Stock”) with an aggregate initial liquidation preference of $23,750, and

(c)	five-year warrants to purchase an aggregate of 2,500,000 shares of FORM Common Stock, at an exercise price of $3.00 per share, each subject to adjustment in the event of a stock split, dividend or similar events.

The FORM Preferred Stock shall be initially convertible into an aggregate of 3,958,336 shares of FORM Common Stock, which equals a $6.00 per share conversion price, and each holder of FORM Preferred Stock shall be entitled to vote on an as converted basis. The FORM Preferred Stock is senior to the FORM Common Stock and the terms of the FORM Preferred Stock contain no restrictions on the Company’s ability to issue additional senior preferred securities or the Company’s ability to incur additional preferred securities in the future. The Company has the right, but not the obligation, upon ten trading days’ notice to convert the outstanding shares of FORM Preferred Stock into FORM Common Stock at the then applicable conversion ratio, at any time or from time to time, if the volume weighted average price per share of the FORM Common Stock exceeds $9.00 for over any 20 days in a 30 consecutive trading day period. The term of the FORM Preferred Stock is seven years, after which time FORM can repay the holders in shares of FORM Common Stock or cash at the Company’s election. FORM Preferred Stock will accrue interest at 9% per annum, or $4.32 per share of FORM Preferred Stock.

In addition, the Company entered into subscription agreements to sell 750,574 shares of its unregistered Common Stock to certain holders of XpresSpa, at a purchase price of $2.31 per share, for an aggregate purchase price of $1,734.

On August 8, 2016, FORM agreed to purchase from XpresSpa an aggregate of 1,733,826 of Series C Preferred Units of XpresSpa, at a per unit purchase price of $1.00 per unit, for an aggregate purchase price of $1,734. The Series C Preferred Units of XpresSpa will have a preference in the amount of its initial investment and shall bear 12% interest until the closing of the anticipated merger agreement.

Immediately following the completion of the Merger (without taking into account any shares of FORM Common Stock held by XpresSpa equity holders prior to the completion of the Merger), the former Unitholders of XpresSpa are expected to own approximately 18% of the outstanding FORM Common Stock (or 33% of the outstanding FORM Common Stock calculated on a fully diluted basis) and the current stockholders of the Company are expected to own approximately 82% of the outstanding FORM Common Stock (or 67% of the outstanding FORM Common Stock calculated on a fully diluted basis).

The Company engaged various third parties to perform legal, financial and tax due diligence associated with the Merger. In addition, the Company engaged a third-party valuation firm to perform a valuation of the purchase considerations and purchase price allocation. Among the service providers, the Company engaged Redridge Lender Services LLC to perform financial due diligence. The Company’s CEO and certain members of his family own a minority equity position in Redridge Lender Services LLC, which may be considered a related party. The fee for this engagement is $101, of which approximately $10 was incurred in the three-month period ended June 30, 2016 and is reflected in general and administrative expenses for the three- and six-month periods ended June 30, 2016 in the condensed consolidated statements of operations.

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

All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to FORM Holdings Corp. (prior to May 5, 2016, known as “Vringo, Inc.”), a Delaware corporation, and its consolidated subsidiaries.

Overview

On May 6, 2016, we changed the name of our company from Vringo, Inc. to FORM Holdings Corp. (“FORM” or the “Company”) and concurrently announced our repositioning as a holding company of small and middle market growth companies. Our focus is on acquiring and building companies that would benefit from:

•	additional capital

•	exposure to visibility from the public markets

•	talent recruiting

•	rebranding and

•	implementation of best practices.

Our management team is committed to execute on our strategy. We are industry agnostic, but limit the scope of our pipeline by looking only at companies with a clear path to grow in excess of $100,000,000 in revenue.

Our common stock, par value $0.01 per share, which was previously listed on The NASDAQ Capital Market under the trading symbol “VRNG,” has been listed under the trading symbol “FH” since May 9, 2016.

We currently have three operating segments:

•	Group Mobile

•	FLI Charge

•	Intellectual property

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

Segments

We operate in three operating segments: Group Mobile, FLI Charge and intellectual property.

Our Strategy and Outlook

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

Group Mobile

Group Mobile is a growing and innovative full, end-to-end solution provider for project lifecycle services including system integration, hardware service support, pre- and post-deployment and customer support helpdesk. Group Mobile provides total hardware solutions, including rugged laptops, tablets, and handheld computers. Group Mobile also markets rugged mobile printers, vehicle computer docking and mounting gear, power accessories, wireless communication products, antennas, carrying cases and other peripherals, accessories and add-ons needed to maximize productivity in a mobile- or field-computing environment. Group Mobile’s professional service offerings are evolving into project lifecycle services including technology consultations, development and deployment, project and asset management, equipment installation, break-fix, hardware service technical support, 24-7 helpdesk and more.

Group Mobile is moving aggressively to provide industry leading Law Enforcement In-Vehicle “Video and Body Worn” camera solutions to meet the complex mobile technology demands of thousands of law enforcement agencies and officers in the United States (“U.S.”) market. Key to the Group Mobile long-term strategy is the complete professional services, post deployment services and lifecycle management of Group Mobile offerings to bring stability to the customer mobile technology platforms.

Group Mobile purchases rugged mobile computing equipment and complementary products from its primary distribution and manufacturing partners and sells them to enterprises, resellers, and retail customers. Our primary customers range from corporations to local governments, emergency first responders and healthcare organizations. We believe that Group Mobile’s business is characterized by gross profits as a percentage of revenue slightly higher than is commonly found in resellers of computing devices. The market for rugged mobile computing products is trending towards an increase in the volume of unit sales combined with declining unit prices as the business transitions from primarily being comprised of laptops to one primarily comprised of rugged tablets. As this transition has occurred, Group Mobile is seeing shortened product life cycles and industry specific devices for segments such as healthcare. Group Mobile sets sale prices based on the market supply and demand characteristics for each particular product. Group Mobile is highly dependent on the end-market demand for rugged mobile computing products, which is influenced by many factors including the introduction of new IT products by OEM, replacement cycles for existing rugged mobile computing products, overall economic growth, local and state budgets, and general business activity.

Product costs represent the single largest expense and product inventory is one of the largest working capital investments for Group Mobile. Group Mobile’s primary suppliers include Synnex Corporation, Ingram Micro Inc., and Xplore Technologies Corporation, which, combined, represent approximately 80% of Group Mobile’s inventory purchases. We have reseller agreements with most of our OEM and distribution partners. These agreements usually provide for nonexclusive resale and distribution rights. The agreements are generally short-term, subject to periodic renewal, and often contain provisions permitting termination by either our supplier or us without cause upon relatively short notice. Furthermore, product procurement from the OEM suppliers is a highly complex process and as such, efficient and effective purchasing operations are critical to Group Mobile’s success.

FLI Charge

FLI Charge is a wireless power company dedicated to making it easier for people to power and charge the multitude of mobile electronic devices they use on a daily basis. By eliminating the need to search and compete for outlets and charging cables, we are improving the powering and charging experience for all battery and DC powered devices.

FLI Charge designs, develops, licenses, manufactures and markets wireless conductive power and charging solutions. FLI Charge is currently working with partners in several verticals to bring products to market. These verticals include education, office, hospitality, automotive and consumer electronics among others. To date, we have not yet generated any substantial revenue from our products. We believe that FLI Charge’s patented technology is the only wireless power solution that is fully interoperable between different mobile devices ranging from smartphones to power tools, and many more. FLI Charge’s wireless power solution can simultaneously power multiple devices on the same pad no matter their power requirements or positions on the pad.

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

There are several competing wireless charging technologies on the market or under development today. The most popular competing technology is inductive wireless charging, in which magnetic induction uses a magnetic coil to create resonance, which can transmit energy over a relatively short distance. The amount of power delivered is a function of the size of the coils, and the coils must be aligned and paired within a typical distance of less than one inch. Products utilizing magnetic induction have been available for 10+ years in products such as rechargeable electronic toothbrushes and pace makers. The leading inductive technologies deliver a maximum of 10-15 watts. Other competing technologies include magnetic resonance, RF harvesting, laser and ultrasound.

As compared to each of the competing wireless technologies above, we believe that our conductive technology exhibits many competitive advantages including:

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

FLI Charge launched its consumer product line on Indiegogo, a crowdfunding platform, on June 15, 2016; the campaign was ongoing as of June 30, 2016, at which time funds raised from the crowdfunding campaign was $177,000. FLI Charge expects to deliver products to the participants in the fourth quarter of 2016.

Intellectual Property

Our intellectual property operating segment is engaged in the innovation, development and monetization of intellectual property. Our portfolio consists of over 600 patents and patent applications covering telecom infrastructure, internet search, ad-insertion and mobile technologies.

We are currently focused on monetizing our technology portfolio through a variety of value enhancing initiatives including, but not limited to, licensing, litigation and strategic partnerships. For further information regarding our intellectual property enforcement activities, refer to Part II, Item 1, Legal Proceedings, in this Quarterly Report on Form 10-Q.

Recent Developments

Name Change

On May 6, 2016, we changed the name of our company from Vringo, Inc. to FORM Holdings Corp. (“FORM” or the “Company”) and concurrently announced our repositioning as a holding company of small and middle market growth companies. Our focus is on acquiring and building companies that would benefit from:

•	additional capital

•	exposure to visibility from the public markets

•	talent recruiting

•	rebranding and

•	implementation of best practices.

Our management team is committed to execute on our strategy. We are industry agnostic, but limit the scope of our pipeline by looking only at companies with a clear path to grow in excess of $100,000,000 in revenue.

Impairment of Patents

Our name change and repositioning as a holding company was deemed a triggering event, which required our patent assets to be tested for impairment. In performing this impairment test, we determined that the patent portfolios, which together represent an asset group, were subject to impairment testing. In the first step of the impairment test, we utilized our projections of future undiscounted cash flows based on our existing plans for the patents. As a result, it was determined that our projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, we performed the second step of the impairment test to measure the potential impairment by calculating the asset group’s fair value as of May 6, 2016. As a result, following amortization for the month of April, we recorded an impairment charge of $11,937,000, which resulted in a new carrying value of $1,526,000 on May 6, 2016. Following the impairment, we reevaluated the remaining useful life and concluded that there were no changes in the estimated useful life.

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

Senior Secured Notes

On March 9, 2016, we entered into an exchange note agreement (the “Exchange Note Agreement”) with the holders (the “Investors”) of our $12,500,000 Senior Secured Notes (the “Notes”), which we originally issued in a registered direct offering on May 4, 2015. Pursuant to the Exchange Note Agreement, we issued to the Investors an aggregate of 703,644 shares of our common stock, par value $0.01 per share, in exchange for the reduction of $1,267,000 of the outstanding aggregate principal amount of the Notes and $49,000 of accrued interest. As a result, the outstanding aggregate principal amount under the Notes was reduced from $3,016,000 to $1,749,000 as of March 9, 2016.

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

On July 1, 2016, we prepaid in full our Amended Notes that were due on June 30, 2017. As required by the terms of the Amended Notes, notice of prepayment was delivered to the Investors on June 30, 2016. We repaid the Amended Notes in full, including repayment of the principal and accrued interest as well as an additional 15% for early repayment. We used an aggregate of $2,011,000 of cash on hand for repayment of the Amended Notes. As a result of the repayment in full of the Amended Notes, all liens on our assets, including intellectual property, were released by the Investors.

Reverse Stock Split

Unless otherwise noted, the information contained in this Quarterly Report on Form 10-Q gives effect to a one-for-ten reverse stock split of our common stock effected on November 27, 2015 on a retroactive basis for all periods presented.

Results of Operations

Three-month period ended June 30, 2016 compared to the three-month period ended June 30, 2015

Revenue

We generate revenue through our three operating segments: Group Mobile, FLI Charge and intellectual property.

	Three months ended June 30,
	2016	2015	Change
Licensing revenue	$8,912,000	$—	$8,912,000
Product revenue	2,450,000	—	2,450,000
Total revenue	$11,362,000	$—	$11,362,000

During the three-month period ended June 30, 2016, we recorded total revenue of $11,362,000. There was no revenue recognized for the three-month period ended June 30, 2015. The increase was attributable to each of our operating segments. Group Mobile recognized $2,450,000 of product revenue, FLI Charge recognized $12,000 of licensing revenue in connection with an ongoing license agreement with a customer, and our intellectual property operating segment recognized a one-time lump sum payment of $8,900,000 in connection with an executed confidential license agreement. We did not recognize any revenue generated by Group Mobile or FLI Charge prior to their acquisition on October 15, 2015.

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

Cost of goods sold

We incur cost of goods sold through two of our operating segments: Group Mobile and FLI Charge.

	Three months ended June 30,
	2016	2015	Change
Cost of goods sold	$2,179,000	$—	$2,179,000

During the three-month period ended June 30, 2016, we recorded total cost of goods sold of $2,179,000, which represents the costs of products sold by Group Mobile for the period. We did not recognize any cost of goods sold for FLI Charge during the three-month period ended June 30, 2016 and we did not recognize any expenses incurred by Group Mobile or FLI Charge prior to their acquisition on October 15, 2015. We expect the cost of goods sold to increase over time as our product revenue increases.

Operating legal costs

Operating legal costs relate to our intellectual property operating segment.

	Three months ended June 30,
	2016	2015	Change
Operating legal costs	$4,243,000	$5,464,000	$(1,221,000)

During the three-month period ended June 30, 2016, our operating legal costs were $4,243,000, which represents a decrease of $1,221,000 (or 22.3%) from operating legal costs recorded for the three-month period ended June 30, 2015. This decrease was primarily due to the timing and nature of consulting and patent litigation costs related to legal proceedings against ZTE and ASUS, especially as costs pertaining to our ZTE campaign declined significantly following the execution of the confidential settlement and license agreement in December 2015. Costs in 2016 also include royalty expenses to a previous owner of some of our patents.

We expect that our legal costs will continue to significantly decrease over time.

Amortization and impairment of intangible assets

	Three months ended June 30,
	2016	2015	Change
Amortization and impairment of intangible assets	$12,350,000	$813,000	$11,537,000

During the three-month period ended June 30, 2016, amortization and impairment expenses related to our intangible assets totaled $12,350,000, which represents an increase of $11,537,000 (or 1,419.1%) compared to the amortization expense recorded during the three-month period ended June 30, 2015. There was no impairment expense recorded during the three-month period ended June 30, 2015. The increase was due to the impairment of our patents asset group.

During the three-month period ended June 30, 2016, we determined that there were impairment indicators related to certain of our patents. A significant factor considered when making this determination occurred on May 6, 2016, when we changed the name of our company from “Vringo, Inc.” to “FORM Holdings Corp.” and concurrently announced our repositioning as a holding company of small and middle market growth companies. We concluded that this factor was deemed a “triggering” event, which required the related patent assets to be tested for impairment. In performing this impairment test, we determined that the patent portfolios, which together represent an asset group, were subject to impairment testing. In the first step of the impairment test, we utilized our projections of future undiscounted cash flows based on our existing plans for the patents. As a result, it was determined that our projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, we performed the second step of the impairment test to measure the potential impairment by calculating the asset group’s fair value as of May 6, 2016. As a result, following amortization for the month of April, we recorded an impairment charge of $11,937,000, or 88.7% of the carrying value of the patents prior to impairment, which resulted in a new carrying value of $1,526,000 on May 6, 2016. Following the impairment, we reevaluated the remaining useful life and concluded that there were no changes in the estimated useful life. There were no impairment indicators related to any of our other amortizable intangible assets during the three-month period ended June 30, 2016.

General and administrative

	Three months ended June 30,
	2016	2015	Change
General and administrative	$3,305,000	$2,298,000	$1,007,000

During the three-month period ended June 30, 2016, general and administrative expenses increased by $1,007,000 (or 43.8%), to $3,305,000, compared to $2,298,000 that was recorded during the three-month period ended June 30, 2015. The overall increase was primarily a direct result of our acquisition of Group Mobile and FLI Charge on October 15, 2015. Following the acquisition, we experienced increases in salaries and benefits due to our expanded workforce, advertising and marketing for Group Mobile and FLI Charge’s product lines, and product development as we continue to develop and improve FLI Charge’s product line. Additionally, we experienced an increase in legal and consulting costs related to potential acquisitions resulting from our repositioning to a holding company of small and middle market growth companies. These increases in general and administrative expenses were offset by a decrease in stock-based compensation expense, which was a result of equity awards granted in 2012 and 2013 becoming fully vested during the latter half of 2015.

Non-operating expense, net

	Three months ended June 30,
	2016	2015	Change
Non-operating income (expense), net	$(92,000)	$66,000	$(158,000)

During the three-month period ended June 30, 2016, we recorded net non-operating expense in the amount of $92,000 compared to net non-operating income in the amount of $66,000 recorded during the three-month period ended June 30, 2015.

For the three-month period ended June 30, 2016, we recorded interest expense of $272,000 for the amortization of the debt discount and debt issuance costs.

The non-operating expenses reported during the three-month period ended June 30, 2016 were reduced by a gain of $99,000 on the revaluation of the derivative warrant liabilities related to the Amended Notes.

The total non-operating income, net, of $66,000 for the three-month period ended June 30, 2015 was primarily comprised of a $695,000 gain on the revaluation of warrants and conversion feature related to the Notes offset by interest expense of $465,000 and loss on extinguishment of debt of $210,000.

Six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015

Revenue

We generate revenue through our three operating segments: Group Mobile, FLI Charge and intellectual property.

	Six months ended June 30,
	2016	2015	Change
Licensing revenue	$9,675,000	$150,000	$9,525,000
Product revenue	3,731,000	—	3,731,000
Total Revenue	$13,406,000	$150,000	$13,256,000

During the six-month period ended June 30, 2016, we recorded total revenue of $13,406,000, which represents an increase of $13,256,000 (or 8,837.3%) as compared to $150,000 recorded in the six-month period ended June 30, 2015. The increase was attributable to each of our operating segments. Group Mobile recognized $3,727,000 and FLI Charge recognized $4,000 of product revenue, FLI Charge also recognized $25,000 of licensing revenue in connection with an ongoing license agreement with a customer, and our intellectual property operating segment recognized $9,650,000 of revenue for the amounts received in connection with two separate executed confidential license agreement. We did not recognize any revenue generated by Group Mobile or FLI Charge prior to their acquisition on October 15, 2015. Revenue during the six-month period ended June 30, 2015 of $150,000 was due to a one-time payment in connection with a license and settlement agreement for certain of our owned intellectual property.

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

Cost of goods sold

We incur cost of goods sold through two of our operating segments: Group Mobile and FLI Charge.

	Six months ended June 30,
	2016	2015	Change
Cost of goods sold	$3,306,000	$—	$3,306,000

During the six-month period ended June 30, 2016, we recorded total cost of goods sold of $3,306,000, which mainly represents the costs of products sold by Group Mobile during the period. We did not recognize any cost of goods sold for Group Mobile or FLI Charge prior to their acquisition on October 15, 2015. We expect the cost of goods sold to increase over time as our product revenue increases.

Operating legal costs

Operating legal costs relate to our intellectual property operating segment.

	Six months ended June 30,
	2016	2015	Change
Operating legal costs	$4,963,000	$8,565,000	$(3,602,000)

During the six-month period ended June 30, 2016, our operating legal costs were $4,963,000, which represents a decrease of $3,602,000 (or 42.1%) from operating legal costs recorded for the six months ended June 30, 2015. This decrease was primarily due to the timing and nature of consulting and patent litigation costs related to legal proceedings against ZTE and ASUS, especially as costs pertaining to our ZTE campaign declined significantly following the execution of the confidential settlement and license agreement in December 2015. Costs in 2016 also include royalty expenses to a previous owner of some of our patents.

We expect that our legal costs will continue to significantly decrease over time.

Amortization and impairment of intangible assets

	Six months ended June 30,
	2016	2015	Change
Amortization and impairment of intangible assets	$13,201,000	$1,617,000	$11,584,000

During the six-month period ended June 30, 2016, amortization and impairment expenses related to our intangible assets totaled $13,201,000, which represents an increase of $11,584,000 (or 716.4%) compared to the amortization expense of $1,617,000 recorded during the six-month period ended June 30, 2015. There was no impairment expense recorded during the six-month period ended June 30, 2015. The increase was due to the impairment of our patents asset group.

During the six-month period ended June 30, 2016, we determined that there were impairment indicators related to certain of our patents. A significant factor considered when making this determination occurred on May 6, 2016, when we changed the name of our company from “Vringo, Inc.” to “FORM Holdings Corp.” and concurrently announced our repositioning as a holding company of small and middle market growth companies. We concluded that this factor was deemed a “triggering” event, which required the related patent assets to be tested for impairment. In performing this impairment test, we determined that the patent portfolios, which together represent an asset group, were subject to impairment testing. In the first step of the impairment test, we utilized our projections of future undiscounted cash flows based on our existing plans for the patents. As a result, it was determined that our projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, we performed the second step of the impairment test to measure the potential impairment by calculating the asset group’s fair value as of May 6, 2016. As a result, following amortization for the month of April, we recorded an impairment charge of $11,937,000, or 88.7% of the carrying value of the patents prior to impairment, which resulted in a new carrying value of $1,526,000 on May 6, 2016. Following the impairment, we reevaluated the remaining useful life and concluded that there were no changes in the estimated useful life. There were no impairment indicators related to any of our other amortizable intangible assets during the six-month period ended June 30, 2016.

General and administrative

	Six months ended June 30,
	2016	2015	Change
General and administrative	$6,257,000	$5,296,000	$961,000

During the six-month period ended June 30, 2016, general and administrative expenses increased by $961,000 (or 18.1%), to $6,257,000, compared to $5,296,000 that was recorded during the six-month period ended June 30, 2015. The overall increase was primarily a direct result of our acquisition of Group Mobile and FLI Charge on October 15, 2015. Following the acquisition, we experienced increases in salaries and benefits due to our expanded workforce, advertising and marketing for Group Mobile and FLI Charge’s product lines, and product development as we continue to develop and improve FLI Charge’s product line. Additionally, we experienced an increase in legal and consulting costs related to potential acquisitions resulting from our repositioning to a holding company of small and middle market growth companies. These increases in general and administrative expenses were offset by a decrease in stock-based compensation expense, which was a result of equity awards granted in 2012 and 2013 becoming fully vested during the latter half of 2015.

Non-operating income (expense), net

	Six months ended June 30,
	2016	2015	Change
Non-operating income (expense), net	$(441,000)	$(157,000)	$(284,000)

During the six-month period ended June 30, 2016, we recorded net non-operating expense in the amount of $441,000 compared to net non-operating expense in the amount of $157,000 recorded during the six-month period ended June 30, 2015.

For the six-month period ended June 30, 2016, we recorded interest expense of $748,000 for the interest recorded related to the monthly interest payments and the amortization of the debt discount and debt issuance costs as well as accrued interest calculated using the effective interest method. In addition, we elected to repay principal installments for January and February 2016 in shares of our common stock, which were issued at a discount of 15% to market prices, which resulted in $210,000 recorded as a loss on the extinguishment of debt.

The net non-operating expenses reported during the six-month period ended June 30, 2016 were reduced by a gain of $369,000 on the revaluation of the derivative warrant liabilities related to the Amended Notes.

The net non-operating expense of $157,000 for the six-month period ended June 30, 2015 was primarily comprised of interest expense of $465,000, loss on extinguishment of debt of $210,000 and foreign exchanges losses in connection with our deposits with courts. These expenses were partially offset by a $695,000 gain on the revaluation of warrants and conversion feature related to the Notes.

We expect that our non-operating income (expense) will remain highly volatile, and we may choose to fund our operations through additional financing. In particular, non-operating income (expense) will be affected by the adjustments to the fair value of our derivative instruments. Fair value of these derivative instruments depends on a variety of assumptions, such as estimations regarding triggering of down-round protection and estimated future share price. An estimated increase in the price of our common stock increases the value of the warrants and thus results in a loss on our statements of operations. In addition, high estimated probability of a down-round protection increases the value of the warrants and again results in a loss on our statements of operations.

Liquidity and Capital Resources

As of June 30, 2016, we had a cash balance of $27,449,000, which represents an increase of $2,498,000 compared to our cash balance as of December 31, 2015. We anticipate that our need for capital will continue to decline as project-based activities related to the improvement of systems and digital marketing attributed to Group Mobile near completion and litigation costs for our intellectual property operating segment continue to decline. Cash expenditures during the six-month period ended June 30, 2016 were offset by cash received for refunds of court fees and our deposits with the courts in Germany, Brazil, and Romania, as well as cash received by our Group Mobile and intellectual property operating segments during the normal course of business. As of June 30, 2016, all bonds posted with the courts in connection with our litigation with ZTE have been returned back to the Company.

Our average monthly net cash provided by operations for the six-month period ended June 30, 2016 was approximately $116,000 compared to net cash used in operations of approximately $1,285,000 during the six-month period ended June 30, 2015.

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

On July 1, 2016, we prepaid in full our Amended Notes that were due on June 30, 2017. As required by the terms of the Amended Notes, notice of prepayment was delivered to the Investors on June 30, 2016. We repaid the Amended Notes in full, including repayment of the principal and accrued interest as well as an additional 15% for early repayment. We used an aggregate of $2,011,000 of cash on hand for repayment of the Amended Notes. As a result of the repayment in full of the Amended Notes, all liens on our assets, including intellectual property, were released by the Investors.

On August 8, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FHXMS, LLC, a Delaware limited liability company and ones of our wholly-owned subsidiaries (the “Merger Sub”), XpresSpa Holdings, LLC, a Delaware limited liability company (“XpresSpa”), the unitholders of XpresSpa who are parties thereto (the “Unitholders”) and Mistral XH Representative, LLC, as representative of the Unitholders (the “Representative”), pursuant to which the Merger Sub will merge with and into XpresSpa, with XpresSpa being the surviving entity and one of our wholly-owned subsidiaries (the “Surviving Entity”) and the Unitholders becoming our stockholders the “Merger”).

XpresSpa is a leading airport retailer of spa services and related products, and also sells spa products through its internet site. Services and products include: (i) massage services for the neck, back, feet and whole body, (ii) nail care, such as pedicures, manicures and polish changes, (iii) beauty care services such as waxing and facials, (iv) hair care, such as haircuts and blow outs, (v) spa products such as massagers, lotions and aromatherapy aids and (vi) travel products such as neck pillows and eye masks.

Upon completion of the Merger, (i) the then-outstanding common units of XpresSpa (other than those held by us, which will be cancelled without any consideration) and (ii) the then-outstanding preferred units of XpresSpa (other than those held by us, which will be cancelled without any consideration) will be automatically converted into the right to receive an aggregate of:

(a)	2,500,000 shares of our common stock, par value $0.01 per share (“FORM Common Stock”),

(b)	494,792 shares of our newly designated Series D Convertible Preferred Stock, par value $0.01 per share, (“FORM Preferred Stock”) with an aggregate initial liquidation preference of $23,750,000, and

(c)	five-year warrants to purchase an aggregate of 2,500,000 shares of FORM Common Stock, at an exercise price of $3.00 per share, each subject to adjustment in the event of a stock split, dividend or similar events.

The FORM Preferred Stock shall be initially convertible into an aggregate of 3,958,336 shares of FORM Common Stock, which equals a $6.00 per share conversion price, and each holder of FORM Preferred Stock shall be entitled to vote on an as converted basis. The FORM Preferred Stock is senior to the FORM Common Stock and the terms of the FORM Preferred Stock contain no restrictions on our ability to issue additional senior preferred securities or our ability to incur additional preferred securities in the future. We have the right, but not the obligation, upon ten trading days’ notice to convert the outstanding shares of FORM Preferred Stock into FORM Common Stock at the then applicable conversion ratio, at any time or from time to time, if the volume weighted average price per share of the FORM Common Stock exceeds $9.00 for over any 20 days in a 30 consecutive trading day period. The term of the FORM Preferred Stock is seven years, after which time we can repay the holders in shares of FORM Common Stock or cash at our election. FORM Preferred Stock will accrue interest at 9% per annum, or $4.32 per share of FORM Preferred Stock.

In addition, we entered into subscription agreements to sell 750,574 shares of our unregistered common stock to certain holders of XpresSpa, at a purchase price of $2.31 per share, for an aggregate purchase price of $1,734,000.

On August 8, 2016, we agreed to purchase from XpresSpa an aggregate of 1,733,826 of Series C Preferred Units of XpresSpa, at a per unit purchase price of $1.00 per unit, for an aggregate purchase price of $1,734,000. The Series C Preferred Units of XpresSpa will have a preference in the amount of its initial investment and shall bear 12% interest until the closing of the anticipated merger agreement.

Immediately following the completion of the Merger (without taking into account any shares of FORM Common Stock held by XpresSpa equity holders prior to the completion of the Merger), the former Unitholders of XpresSpa are expected to own approximately 18% of the outstanding FORM Common Stock (or 33% of the outstanding FORM Common Stock calculated on a fully diluted basis) and our current stockholders of the Company are expected to own approximately 82% of the outstanding FORM Common Stock (or 67% of the outstanding FORM Common Stock calculated on a fully diluted basis).

Cash flows

	Six months ended June 30,
	2016	2015	Change
Net cash provided by (used in) operating activities	$698,000	$(7,713,000)	$8,411,000
Net cash provided by (used in) investing activities	$1,850,000	$(287,000)	$2,137,000
Net cash provided by (used in) financing activities	$(50,000)	$12,207,000	$(12,257,000)

Operating activities

During the six-month period ended June 30, 2016, net cash provided by operating activities totaled $698,000 compared to net cash used in operating activities of $7,713,000 during the six-month period ended June 30, 2015. The increase of $8,411,000 was mainly due to cash received from our Group Mobile and intellectual property operating segments during the normal course of business.

Our net cash used in operating activities could increase if we engage in future business development activities. As we expect to move towards greater revenue generation in the future, we expect that these amounts will be offset over time by operating expenses. There is no assurance that our licensing efforts will be successful in the future. Furthermore, there is no guarantee that we will generate sufficient revenue to offset future operating expenses and our ability to raise additional capital may be limited.

Investing activities

During the six-month period ended June 30, 2016, net cash provided by investing activities totaled $1,850,000, mainly attributable to the refunds of our deposits with the German, Brazilian and Romanian courts. These proceeds were offset by $151,000 net cash used to acquire software related to Group Mobile’s website. During the six-month period ended June 30, 2015, net cash used in investing activities totaled $287,000, which represents the deposit we made to a Romanian court to enforce an injunction against ZTE in Romania and the deposit we made in Germany to enforce review of ZTE’s accounting records.

We expect that net cash used in investing activities will increase as we intend to continue to acquire and develop supporting infrastructure and systems for our operating segments.

Financing activities

During the six-month period ended June 30, 2016, net cash used in financing activities totaled $50,000, which is the amount paid to the Investors related to their expenses incurred as a result of the debt modification. During the six-month period ended June 30, 2015, we received net proceeds of $12,425,000 from a securities purchase in a registered direct offering of $12,500,000 of Notes and warrants to purchase up to 537,500 shares of our common stock. This amount was offset by the $218,000 of debt issuance costs that were paid in relation to the agreement.

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

We may also choose to raise additional funds in connection with any acquisitions of patent portfolios or other assets or other businesses that we may pursue. There can be no assurance, however, that any such opportunity will materialize. Moreover, any such financing would most likely be dilutive to our current stockholders.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Estimates

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 10, 2016, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required as we are a smaller reporting company.

Item 4. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On October 15, 2015, we acquired IDG. During the six-month period ended June 30, 2016, IDG's processes and systems did not significantly impact internal control over financial reporting. Our management performed due diligence procedures associated with the acquisition of IDG.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II- OTHER INFORMATION

Item 1. Legal Proceedings.

Infrastructure Patents

ZTE

On December 7, 2015, we entered into a confidential settlement and license agreement (the “Settlement Agreement”) with ZTE Corporation and its affiliates (collectively, “ZTE”), pursuant to which: (i) ZTE paid us a total of $21,500,000, net of all withholding, value added or other taxes; (ii) the parties withdrew all pending litigations and proceedings against each other including the litigations related to ZTE’s breach of its non-disclosure agreement with us; and (iii) we granted ZTE certain rights with respect to our patents including a non-exclusive, non-transferable, worldwide perpetual license to certain of our owned patents and patent applications.

Pursuant to the Settlement Agreement, the parties have taken steps to withdraw all pending litigations and proceedings against one another.

In several jurisdictions, though ZTE requested that government organizations close proceedings against FORM, those organizations make such determinations on their own volition. In China, ZTE requested that the National Developmental and Reform Commission (“NDRC”) conclude its investigation against FORM; however, the NDRC has not yet closed its investigation.

In addition, in China and the Netherlands, FORM continues to appeal patent invalidity rulings issued in connection with proceedings originally brought by ZTE. In each instance, ZTE has indicated that it will not oppose FORM’s appeals, though FORM must still plead its case before the respective adjudicatory body in each jurisdiction.

ASUS

FORM had filed patent infringement lawsuits against ASUSTeK Computer Inc. and its subsidiaries (collectively, “ASUS”) in Germany, India, and Spain. In March 2016, the parties settled their disputes and ended all litigations between them. However, Google, Inc. (“Google”) intervened as a party in FORM’s litigation against ASUS in India, and, notwithstanding the settlement between FORM and ASUS, the lawsuit remains pending with respect to FORM and Google.

Confidential License Agreement

On April 25, 2016, we entered into a Confidential License Agreement (the “License Agreement”). Pursuant to the terms of the License Agreement, the licensee paid us a one-time lump sum payment of $8,900,000 on May 30, 2016. As a result, we granted to the licensee a non-exclusive, non-transferable, worldwide perpetual license to certain patents and patent applications we own.

Content Distribution

In 2012, we purchased a portfolio of patents invented by Tayo Akadiri relating to content distribution. The portfolio includes seven patents as well as several pending patent applications. As one of the means of realizing the value of these patents, on October 20, 2015, we filed suit against DirecTV in the United States District Court for the Southern District of New York.

On May 25, 2016, Iron Gate Security, Inc. (“Iron Gate”), one of our subsidiaries, filed a Second Amended Complaint (the “Complaint”) against Lowe’s Companies, Inc. (“Lowe’s”) in the U.S. District Court for the Southern District of New York. In the Complaint, Iron Gate alleged that Lowe’s infringes U.S. Patent No. 7,203,693 (“the ’693 Patent”). On June 13, 2016, Lowe’s filed a motion to dismiss under 35 U.S.C. Section 101 asserting that the claims of the ‘693 Patent were directed to subject matter that was not patentable. On July 27, 2016, the Court held a hearing on the motion and, on August 3, 2016, the Court denied Lowe’s motion.

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

Future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition and results of operations.

We strive to be a diversified holding company that owns interests in a number of different businesses. We have in the past, and may in the future, acquire businesses or make investments, directly or indirectly through our subsidiaries, that involve unknown risks, some of which will be particular to the industry in which the investment or acquisition targets operate, including risks in industries with which we are not familiar or experienced. Although we intend to conduct appropriate business, financial and legal due diligence in connection with the evaluation of future investment or acquisition opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal and operational risks raised by such investments or acquisitions, especially if we are unfamiliar with the relevant industry. The realization of any unknown risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of the investments or acquisitions, which could adversely affect our financial condition and liquidity.

Future acquisitions and investments are possible, changing the components of our assets and liabilities, and, if unsuccessful, could reduce the value of our common stock.

Any future acquisitions may result in significant changes in the composition of our assets and liabilities. Consequently, our financial condition, results of operations and the trading price of our common stock may be affected by factors different from those affecting our financial condition, results of operations and trading price.

We may be unsuccessful in identifying suitable acquisition candidates, which may negatively impact our growth strategy.

There can be no assurance given that we will be able to implement our strategy and identify suitable acquisition candidates or consummate future acquisitions on acceptable terms. Our failure to successfully identify suitable acquisition candidates or consummate future acquisitions on acceptable terms could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price.

Failure to complete the Merger or delays in completing the Merger could negatively impact our business, financial condition, or results of operations or our stock price.

The completion of the Merger is subject to a number of conditions and there can be no assurance that the conditions to the completion of the Merger will be satisfied at all or satisfied in a timely manner. If the Merger is not completed or is delayed, we will be subject to several risks, including:

•	the current trading price of our common stock may reflect a market assumption that the Merger will occur, meaning that a failure to complete the Merger or delays in completing the Merger could result in a decline in the price of our common stock;

•	certain of our executive officers and/or directors or XpresSpa’s may seek other employment opportunities, and the departure of any of our or XpresSpa’s executive officers and the possibility that we would be unable to recruit and hire experienced executives could negatively impact our future business;

•	our board of directors will need to reevaluate our strategic alternatives, such alternatives will include other merger and acquisition opportunities;

•	under certain circumstances, if the Merger is terminated by either us or XpresSpa in connection with or due to our entering into an alternate transaction constituting a superior proposal, then we are required to pay to XpresSpa a fee equal to $750,000, plus an amount in cash equal to XpresSpa’s reasonable out-of-pocket fees and expenses incurred in connection with the Merger, in an amount not to exceed $500,000;

•	we are expected to incur substantial transaction costs in connection with the Merger whether or not the Merger is completed; and

•	we would not realize any of the anticipated benefits of having completed the Merger.

If the Merger is not completed or is delayed, these risks may materialize and materially and adversely affect our business, financial condition, results of operations, and our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC, the unitholders of XpresSpa who are parties thereto and Mistral XH Representative, LLC, as representative of the unitholders, dated as of August 8, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2016).

3.1*	Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on May 5, 2016.

3.2	Second Amended and Restated Bylaws of the Company, effective May 6, 2016 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on May 5, 2016).

3.3	Form of Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2016).

10.1	Amendment No. 2 to Employment Agreement, dated June 27, 2016, by and between FORM Holdings Corp. and David L. Cohen (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2016).

10.2	Subscription Agreement, dated as of August 8, 2016, by and between FORM Holdings Corp. and Mistral Spa Holdings, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2016).

10.3	Subscription Agreement and Joinder, dated as of August 8, 2016, by and between XpresSpa Holdings, LLC and FORM Holdings Corp (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 8, 2016).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of August 2016.

FORM Holdings Corp.

By:	/s/ ANASTASIA NYRKOVSKAYA
Anastasia Nyrkovskaya
Chief Financial Officer
(Principal Financial and Accounting Officer)

