Form 10-Q
period 2016-09-30
FORM Holdings Corp.
filed 2016-11-09
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 9, 2016, 15,804,881 shares of the registrant’s common stock were outstanding.

FORM Holdings Corp.

Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FORM Holdings Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2016 (Unaudited)	December 31, 2015 (see Note 2)
Current assets
Cash and cash equivalents	$21,679	$24,951
Deposits with courts	—	1,930
Accounts receivable, net	1,833	246
Inventory	408	379
Other current assets	342	698
Investment in XpresSpa	1,734	—
Total current assets	25,996	28,204

Intangible assets, net	3,315	16,476
Goodwill	4,863	4,863
Other assets	1,143	916
Total assets	$35,317	$50,459

Current liabilities
Accounts payable, accrued expenses and other current liabilities	$7,421	$5,855
Deferred revenue	453	175
Senior secured notes	—	3,111
Total current liabilities	7,874	9,141

Long-term liabilities
Derivative warrant liabilities	601	416
Other liabilities	119	386
Total liabilities	8,594	9,943
Commitments and contingencies (see Note 14)

Stockholders’ equity
Series A Convertible Preferred stock, $0.01 par value per share; 500,000 shares authorized; 6,968 issued and none outstanding	—	—
Series B Convertible Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; 1,666,667 shares issued and none outstanding	—	—
Series C Junior Preferred stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share 150,000,000 shares authorized; 15,799,881 and 13,220,050 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	158	132
Additional paid-in capital	243,450	237,246
Accumulated deficit	(216,885)	(196,862)
Total stockholders’ equity	26,723	40,516
Total liabilities and stockholders’ equity	$35,317	$50,459

The accompanying notes form an integral part of these condensed consolidated financial statements.

FORM Holdings Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue
Licensing revenue	$1,350	$—	$11,025	$150
Product revenue	1,755	—	5,486	—
Total revenue	3,105	—	16,511	150

Costs and expenses*
Cost of goods sold	1,560	—	4,866	—
Operating legal costs	894	6,776	2,469	15,341
Inventor royalties	270	—	3,658	—
Amortization and impairment of intangible assets	203	819	13,404	2,436
General and administrative	3,955	2,095	10,212	7,391
Total operating expenses	6,882	9,690	34,609	25,168
Operating loss	(3,777)	(9,690)	(18,098)	(25,018)
Gain (loss) on revaluation of warrants and conversion feature	(272)	716	97	1,411
Interest expense	(949)	(1,708)	(1,697)	(2,173)
Extinguishment of debt	(262)	(1,044)	(472)	(1,254)
Non-operating income (expense), net	(1)	(145)	147	(322)
Net loss	$(5,261)	$(11,871)	$(20,023)	$(27,356)
Loss per share:
Basic net loss per share	$(0.34)	$(1.16)	$(1.35)	$(2.82)
Diluted net loss per share	$(0.34)	$(1.16)	$(1.35)	$(2.82)
Weighted-average number of shares outstanding during the period:
Basic	15,473,895	10,246,624	14,880,925	9,688,744
Diluted	15,473,895	10,246,624	14,880,925	9,688,744

* Includes stock-based compensation expense, as follows:
Operating legal costs	$59	$130	$191	$631
General and administrative	426	936	1,256	3,560
	$485	$1,066	$1,447	$4,191

The accompanying notes form an integral part of these condensed consolidated financial statements.

FORM Holdings Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2015	$132	$237,246	$(196,862)	$40,516
Vesting of restricted stock units (“RSUs”)	1	(1)	—	—
Issuance of common stock for repayment of convertible debt and related interest	18	3,031	—	3,049
Sale of shares of common stock from subscription agreement	7	1,727	—	1,734
Stock-based compensation	—	1,447	—	1,447
Net loss for the period	—	—	(20,023)	(20,023)
Balance as of September 30, 2016	$158	243,450	(216,885)	26,723

	Common stock	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2014	$93	$216,792	$(185,705)	$31,180
Reclassification of derivative Reload Warrants and Series 1 Warrants to equity warrants	—	175	—	175
Issuance of common stock for repayment of debt and interest	17	8,495		8,512
Stock-based compensation	—	4,191	—	4,191
Net loss for the period	—	—	(27,356)	(27,356)
Balance as of September 30, 2015	$110	$229,653	$(213,061)	$16,702

The accompanying notes form an integral part of these condensed consolidated financial statements.

FORM Holdings Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(20,023)	$(27,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Items not affecting cash flows
Depreciation and amortization	1,467	2,657
Impairment of intangible assets	11,937	—
Amortization of debt discount and debt issuance costs	1,871	1,839
Stock-based compensation	1,447	4,191
Amendment to warrants as part of debt modification	(281)	—
Issuance of shares for extinguishment of debt	356	1,409
Issuance of shares	53	—
Change in fair value of warrants and conversion feature	185	(1,411)
Exchange rate loss (gain)	(76)	361
Changes in operating assets and liabilities
Increase in accounts receivable	(1,587)	—
Increase in inventory	(29)	—
Decrease (increase) in other current assets and other assets	129	(466)
Increase in accounts payable, accrued expenses and other current liabilities	1,571	5,223
Increase in deferred revenue	278	—
Decrease in other liabilities	(267)	—
Net cash used in operating activities	(2,969)	(13,553)
Cash flows from investing activities
Acquisition of property, equipment and technology	(243)	—
Decrease (increase) in deposits	2,001	(272)
Increase in investments	(1,734)	—
Net cash provided by (used in) investing activities	24	(272)
Cash flows from financing activities
Proceeds from commitments to issue common stock under subscription agreement	1,734	—
Net proceeds from senior secured notes and warrants	—	12,425
Repayment of debt	(2,011)	—
Debt issuance costs	(50)	(218)
Net cash provided by (used in) financing activities	(327)	12,207

Effect of exchange rate changes on cash and cash equivalents	—	(3)
Decrease in cash and cash equivalents	(3,272)	(1,621)
Cash and cash equivalents at beginning of period	24,951	16,023
Cash and cash equivalents at end of period	$21,679	$14,402

Cash paid during the period for
Interest	$40	$—

Non-cash investing and financing transactions
Change in classification of derivative warrants to equity warrants	—	175
Issuance of common stock to repay debt and interest	2,996	8,512
Debt discount	—	2,961

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

(In thousands, except for share and per share data)

Note 1. General

Overview

On May 6, 2016, Vringo, Inc. changed its name to FORM Holdings Corp. (“FORM” or the “Company”) and concurrently announced its repositioning as a holding company of small and middle market growth companies. The Company’s focus is on acquiring and building companies that would benefit from:

•	additional capital;

•	exposure to visibility from the public markets;

•	talent recruiting;

•	rebranding; and

•	implementation of best practices.

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

FLI Charge owns a patented conductive wireless charging technology and focuses on the development and commercialization of its technology through the direct-to-consumer sale of conductive charging pads, phone cases, charging adaptors and other enablements, as well as partnerships and licensing agreements in various industries. FLI Charge is currently working with partners to implement FLI Charge technology in various fields such as furniture and automotive. FLI Charge’s business model is based on manufacturing and commercializing its own conductive charging pads, phone cases, charging adaptors and other enablements as well as licensing its technology in exchange for recurring licensing revenue.

The intellectual property operating segment is focused on the innovation, development and monetization of intellectual property. The Company’s portfolio consists of over 600 patents and patent applications covering a range of technologies including telecom infrastructure, mobile devices, remote monitoring and ad-insertion.

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

On August 8, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FHXMS, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (the “Merger Sub”), XpresSpa Holdings, LLC, a Delaware limited liability company (“XpresSpa”), the unitholders of XpresSpa who are parties thereto (the “Unitholders”) and Mistral XH Representative, LLC, as representative of the Unitholders (the “Representative”), pursuant to which the Merger Sub will merge with and into XpresSpa, with XpresSpa being the surviving entity and a wholly-owned subsidiary of the Company (the “Surviving Entity”) and the Unitholders becoming stockholders of FORM (the “Merger”). The Company is holding its annual meeting of stockholders on November 28, 2016 to approve, among other things, the Merger and the issuance of shares of FORM Common Stock, FORM Preferred Stock and warrants to the Unitholders in connection with the Merger. Assuming stockholder approval is received, the Company expects to complete the Merger shortly after the stockholders vote.

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

FLI Charge launched its consumer product line on Indiegogo, a crowdfunding platform, on June 15, 2016; the campaign was completed on August 15, 2016. The Company accounts for funds raised from crowdfunding campaigns and presales, which were approximately $224, as deferred revenue on the condensed consolidated balance sheets. FLI Charge expects to deliver products to the participants in the fourth quarter of 2016.

Intellectual Property

The intellectual property operating segment is focused on the innovation, development and monetization of intellectual property. The Company’s portfolio consists of over 600 patents and patent applications covering a range of technologies including telecom infrastructure, mobile devices, remote monitoring and ad-insertion.

The Company is currently focused on monetizing its technology portfolio through a variety of value enhancing initiatives including, but not limited to, licensing, litigation and strategic partnerships.

Recent Developments

XpresSpa

On August 8, 2016, the Company entered into the Merger Agreement with the Merger Sub, XpresSpa, the Unitholders and the Representative, pursuant to which the Merger Sub will merge with and into XpresSpa, with XpresSpa being the surviving entity and the Surviving Entity and the Unitholders becoming stockholders of FORM.

XpresSpa is a leading airport retailer of spa services and related products. It is a well-recognized and popular airport spa brand with nearly three times the number of U.S. locations as its closest competitor. It provides nearly 900,000 services per year. As of October 18, 2016, XpresSpa operated 51 total locations in 44 terminals and 21 airports in three countries. XpresSpa also sells wellness and travel products through its internet site, www.xpresspa.com. Services and products include:

•	massage services for the neck, back, feet and whole body;

•	nail care, such as pedicures, manicures and polish changes;

•	beauty care services such as waxing and facials;

•	hair care, such as haircuts and blow outs;

•	wellness products such as massagers, lotions and aromatherapy aids; and

•	travel products such as neck pillows, blankets, massage tools, travel kits and eye masks.

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

The FORM Preferred Stock shall be initially convertible into an aggregate of 3,958,336 shares of FORM Common Stock, which equals a $6.00 per share conversion price, and each holder of FORM Preferred Stock shall be entitled to vote on an as converted basis. The FORM Preferred Stock is senior to the FORM Common Stock and the terms of the FORM Preferred Stock contain no restrictions on the Company’s ability to issue additional senior preferred securities or the Company’s ability to issue additional preferred securities in the future. The Company has the right, but not the obligation, upon ten trading days’ notice to convert the outstanding shares of FORM Preferred Stock into FORM Common Stock at the then applicable conversion ratio, at any time or from time to time, if the volume weighted average price per share of the FORM Common Stock exceeds $9.00 for over any 20 days in a 30 consecutive trading day period. The term of the FORM Preferred Stock is seven years, after which time FORM can repay the holders in shares of FORM Common Stock or cash at the Company’s election. If the Company elects to make a payment, or any portion thereof, in shares of FORM Common Stock, the number of shares deliverable (the “Base Shares”) will be based on the volume weighted average price per share of the FORM Common Stock for the 30 trading days prior to the date of calculation (the “Base Price”) plus an additional number of shares of FORM Common Stock (the “Premium Shares”), calculated as follows: (i) if the Base Price is greater than $9.00, no Premium Shares shall be issued, (ii) if the Base Price is greater than $7.00 and equal to or less than $9.00, an additional number of shares equal to 5% of the Base Shares shall be issued, (iii) if the Base Price is greater than $6.00 and equal to or less than $7.00, an additional number of shares equal to 10% of the Base Shares shall be issued, (iv) if the Base Price is greater than $5.00 and equal to or less than $6.00, an additional number of shares equal to 20% of the Base Shares shall be issued and (v) if the Base Price is less than or equal to $5.00, an additional number of shares equal to 25% of the Base Shares shall be issued. The FORM Preferred Stock will accrue interest at 9% per annum, or $4.32 per share of FORM Preferred Stock.

In addition, the Company entered into subscription agreements to sell 750,574 shares of its unregistered FORM Common Stock to certain holders of XpresSpa, at a purchase price of $2.31 per share, for an aggregate purchase price of $1,734.

On August 8, 2016, FORM purchased from XpresSpa an aggregate of 1,733,826 of Series C Preferred Units of XpresSpa, at a per unit purchase price of $1.00 per unit, for an aggregate purchase price of $1,734, which is included in other current assets in the condensed consolidated balance sheets. The Series C Preferred Units of XpresSpa will have a preference in the amount of its initial investment and shall bear 12% interest until the closing of the anticipated merger agreement.

The Company is holding its annual meeting of stockholders on November 28, 2016 to approve, among other things, the Merger and the issuance of shares of FORM Common Stock, FORM Preferred Stock and warrants to the Unitholders in connection with the Merger. Assuming stockholder approval is received, the Company expects to complete the Merger shortly after the stockholders vote. Immediately following the completion of the Merger (without taking into account any shares of FORM Common Stock held by XpresSpa equity holders prior to the completion of the Merger), the former Unitholders of XpresSpa are expected to own approximately 18% of the outstanding FORM Common Stock (or 33% of the outstanding FORM Common Stock calculated on a fully diluted basis) and the current stockholders of the Company are expected to own approximately 82% of the outstanding FORM Common Stock (or 67% of the outstanding FORM Common Stock calculated on a fully diluted basis).

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

Stockholder Rights Plan

On March 18, 2016, the Company announced that the Company’s Board of Directors adopted a stockholder rights plan in the form of a Section 382 Rights Agreement designed to preserve the Company’s tax assets. As a part of the plan, the Company’s Board of Directors declared a dividend of one preferred-share-purchase right for each share of the Company’s common stock outstanding as of March 29, 2016. Effective on March 18, 2016, if any group or person acquires 4.99% or more of the Company’s outstanding shares of common stock, or if a group or person that already owns 4.99% or more of the Company’s common stock acquires additional shares representing 0.5% or more of the Company’s common stock, then, subject to certain exceptions, there would be a triggering event under the plan. The rights would then separate from the Company’s common stock and would be adjusted to become exercisable to purchase shares of the Company’s common stock having a market value equal to twice the purchase price of $9.50, resulting in significant dilution in the ownership interest of the acquiring person or group. The Company’s Board of Directors has the discretion to exempt any acquisition of the Company’s common stock from the provisions of the plan and has the ability to terminate the plan prior to a triggering event. In connection with this plan, the Company filed a Certificate of Designation of Series C Junior Preferred Stock with the Secretary of State of Delaware on March 18, 2016.

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

On July 1, 2016, the Company repaid in full its Amended Notes that were due on June 30, 2017. As required by the terms of the Amended Notes, notice of repayment was delivered to the Investors on June 30, 2016. The Company repaid the Amended Notes in full, including a 15% fee for early repayment. The Company used an aggregate of $2,011 of cash on hand for repayment of the Amended Notes. As a result of the repayment in full of the Amended Notes, all liens on the Company’s assets, including intellectual property, were released by the Investors.

Reverse Stock Split

Unless otherwise noted, the information contained in these condensed consolidated financial statements gives effect to a one-for-ten reverse stock split of our common stock effected on November 27, 2015 (the “Reverse Stock Split”) on a retroactive basis for all periods presented.

Note 2. Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company as required by Regulation S-X, Rule 10-01. Such adjustments are of a normal, recurring nature. The results of operations for the nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(c) Accounting guidance adopted in 2016

ASU No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

During the nine-month period ended September 30, 2016, the Company adopted guidance on a retrospective basis that requires debt issuance costs related to a recognized debt liability to be presented in the condensed consolidated balance sheets as a deduction from the carrying amount of such debt. As a result of this adoption, the Company reclassified $73 of debt issuance costs as of December 31, 2015 from other current assets to senior secured notes.

ASU No. 2014-15, Presentation of Financial Statements (Topic 205): Going Concern

During the nine-month period ended September 30, 2016, the Company adopted the standard that provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity

During the nine-month period ended September 30, 2016, the Company adopted the standard that clarifies how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

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

As a result of the adoption by the Company of ASU No. 2015-03 on a retrospective basis, during the nine-month period ended September 30, 2016, the Company reclassified $73 of debt issuance costs as of December 31, 2015 from other current assets to senior secured notes.

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

The table below presents the computation of basic and diluted net loss per share of common stock:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic Numerator:
Net loss attributable to shares of common stock	$(5,261)	$(11,871)	$(20,023)	$(27,356)
Net loss attributable to shares of common stock	$(5,261)	$(11,871)	$(20,023)	$(27,356)
Basic Denominator:
Weighted average number of shares of common stock outstanding during the period	15,473,895	10,246,624	14,880,925	9,688,744
Basic common stock shares outstanding	15,473,895	10,246,624	14,880,925	9,688,744
Basic net loss per common stock share	$(0.34)	$(1.16)	$(1.35)	$(2.82)

Diluted Numerator:
Net loss attributable to shares of common stock	$(5,261)	$(11,871)	$(20,023)	$(27,356)
Diluted net loss attributable to shares of common stock	$(5,261)	$(11,871)	$(20,023)	$(27,356)

Diluted Denominator:
Basic common stock shares outstanding	15,473,895	10,246,624	14,880,925	9,688,744
Diluted common stock shares outstanding	15,473,895	10,246,624	14,880,925	9,688,744
Diluted net loss per common stock share	$(0.34)	$(1.16)	$(1.35)	$(2.82)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Vested and unvested options outstanding to purchase an equal number of shares of common stock of the Company	1,492,434	871,484	1,492,434	871,484
Unvested RSUs to issue an equal number of shares of common stock of the Company	—	54,323	—	54,323
Warrants to purchase an equal number of shares of common stock of the Company	1,006,679	956,679	1,006,679	956,679
Conversion feature of senior secured notes	—	1,130,952	105,920	1,250,000
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share	2,499,113	3,013,438	2,605,033	3,132,486

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

As consideration for the acquisition, the Company issued an equivalent of 1,666,667 common stock (after giving effect to the Reverse Stock Split), which were issued as follows: (i) 1,604,167 shares of the Company’s newly designated Series B Convertible Preferred Stock (“Series B Preferred”), convertible into 1,604,167 shares of the Company’s common stock, (ii) 57,500 shares of the Company’s unregistered common stock issued to one of the sellers, who is a former chief executive officer and director of IDG, in consideration of his forgiveness of debt and (iii) 5,000 shares of the Company’s common stock for transaction related services. A total of 240,625 Series B Preferred shares were placed in escrow to secure certain of the sellers’ indemnity obligations under the Purchase Agreement for a period of up to 12 months. On November 27, 2015, all Series B Preferred outstanding shares were converted into unregistered common stock of the Company, resulting in the issuance of 1,604,167 shares of common stock. Shares held in escrow were released to the sellers in April and November 2016.

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

On December 28, 2015, the Company acquired the remaining 30% interest in FLI Charge from third parties. In conjunction with the transaction, the Company issued 110,000 shares of its unregistered common stock for total consideration of $262. The fair value of the consideration for financial reporting purposes was determined based on the market value of the shares at the date of the transaction, discounted due to the restricted nature of the shares and the effect this has on their marketability. The issuance of these shares has no impact on the allocation of the purchase consideration pursuant to FASB ASC 810 and was recorded as an equity transaction.

Note 5. Intangible Assets

The following table provides information regarding the Company’s intangible assets, which consist of the following:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Weighted average amortization period (years)
Patents	$28,213	$(26,822)	1,391	$28,213	$(13,782)	$14,431	8.60
Customer relationships	1,163	(285)	878	1,163	(62)	1,101	3.91
Trade name	504	(99)	405	504	(21)	483	4.90
Technology	479	(81)	398	479	(18)	461	5.68
Additions:
Software	243	—	243	—	—	—	3.00
Total intangible assets	$30,602	$(27,287)	$3,315	$30,359	$(13,883)	$16,476

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

The Company’s intangible assets are amortized over their expected useful lives. During the three-month periods ended September 30, 2016 and 2015, the Company recorded amortization expense of $203 and $819, respectively. During the nine-month periods ended September 30, 2016 and 2015, the Company recorded amortization expense of $1,467 and $2,436, respectively.

During the nine-month period ended September 30, 2016, the Company determined that there were impairment indicators related to certain of its patents. A significant factor considered when making this determination occurred on May 6, 2016, when “Vringo, Inc.” changed its name to “FORM Holdings Corp.” and concurrently announced its repositioning as a holding company of small and middle market growth companies. The Company concluded that this factor was deemed a “triggering” event, which required the related patent assets to be tested for impairment. In performing this impairment test, the Company determined that the patent portfolios, which together represent an asset group, were subject to impairment testing. In the first step of the impairment test, the Company utilized its projections of future undiscounted cash flows based on the Company’s existing plans for the patents. As a result, it was determined that the Company’s projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, the Company performed the second step of the impairment test to measure the impairment by calculating the asset group’s fair value as of May 6, 2016.

As a result, following amortization for the month of April, the Company recorded an impairment charge of $11,937, or 88.7% of the carrying value of the patents prior to impairment. This resulted in a new carrying value of $1,526 on May 6, 2016. The impairment charge is included in amortization and impairment of intangible assets in the condensed consolidated statements of operations. Following the impairment, the Company reevaluated the remaining useful life and concluded that there were no changes in the estimated useful life. There were no impairment indicators related to any of the Company’s other amortizable intangible assets during the nine-month period ended September 30, 2016.

The following table provides information regarding the Company’s goodwill, which relates to the purchase of IDG completed on October 15, 2015. There were no indicators of impairment of goodwill as of September 30, 2016.

Group Mobile	$4,106
FLI Charge	757
Total Goodwill	$4,863

Note 6. General and administrative expenses

The Company’s general and administrative expenses grew significantly for both the three-month and nine-month periods ended September 30, 2016 as compared to the three-month and nine-month periods ended September 30, 2015. The increases were primarily due to two key factors: 1) merger and acquisition costs related to the Merger with XpresSpa and 2) general and administrative costs associated with Group Mobile and FLI Charge. During the three-month and nine-month periods ended September 30, 2016, the Company incurred $952 and $1,008 of merger and acquisition costs, respectively, associated with legal, diligence, valuation, and other costs pertaining to the Merger with XpresSpa. Following the acquisition of Group Mobile and FLI Charge during the fourth quarter of 2015, the Company experienced an increase in salaries and benefits due to the expanded workforce of the additional operating segments and incurred advertising and marketing costs for Group Mobile and FLI Charge’s product lines and product development costs as FLI Charge continued to develop and improve its product line. These increases in general and administrative expenses were offset by significant decreases in the stock-based compensation expense, which resulted from equity awards granted in 2012 and 2013 becoming fully vested during the latter half of 2015, as well as insurance, accounting, and audit fees.

The following table shows the breakout of key categories of general and administrative expenses for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
General and administrative expenses
Salaries, commissions, and benefits	$1,041	$419	$2,722	$1,504
Stock-based compensation	426	936	1,256	3,560
Legal, merger and acquisition, and financing	1,053	76	1,436	247
Accounting and audit	99	150	387	446
Advertising and marketing	110	—	856	—
Product development	113	—	634	—
Insurance	121	191	516	496
Other general and administrative expenses	992	323	2,405	1,138
Total general and administrative expenses	$3,955	$2,095	$10,212	$7,391

Note 7. Segment Information

The Company currently has three operating segments, Group Mobile, FLI Charge and intellectual property, which accumulate revenue and expenses. Additionally, the Company allocates certain expenses to its non-operating corporate segment. The corporate segment represents general and administrative expenses as well as net non-operating income (expense) that are not specific to any of FORM’s operating segments, but represent expenses incurred on behalf of the parent company, a holding company.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue
Group Mobile	$1,751	$—	$5,478	$—
FLI Charge	4	—	33	—
Intellectual property	1,350	—	11,000	150
Total revenue	$3,105	$—	$16,511	$150

Segment operating loss
Group Mobile	$(565)	$—	$(1,213)	$—
FLI Charge	(414)	—	(2,191)	—
Intellectual property	113	(7,595)	(8,167)	(17,627)
Corporate	(2,911)	(2,095)	(6,527)	(7,391)
Total segment operating loss	(3,777)	(9,690)	(18,098)	(25,018)

Corporate non-operating income (expense), net	(1,484)	(2,181)	(1,925)	(2,338)
Net loss	$(5,261)	$(11,871)	$(20,023)	$(27,356)

	September 30, 2016	December 31, 2015
Assets
Group Mobile	$6,635	$6,228
FLI Charge	1,684	1,583
Intellectual property	2,485	17,528
Corporate	24,513	25,120
Total assets	$35,317	$50,459

The corporate segment’s assets are mainly comprised of cash and cash equivalents.

Note 8. Senior Secured Notes

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

On July 1, 2016, the Company repaid in full its Amended Notes that were due on June 30, 2017. As required by the terms of the Amended Notes, notice of repayment was delivered to the Investors on June 30, 2016. The Company repaid the Amended Notes in full, including a 15% fee for early repayment. The Company used an aggregate of $2,011 of cash on hand for repayment of the Amended Notes. As a result of the repayment in full of the Amended Notes, all liens on the Company’s assets, including its intellectual property, were released by the Investors.

The table below summarizes changes in the book value of the Notes from December 31, 2015 to September 30, 2016:

Book value as of December 31, 2015 (net of unamortized portion of debt issuance costs of $73)	$3,111
Debt repayments in January and February 2016	(1,190)
Amortization of debt discount and debt issuance costs, included in interest expense	356
Book value of Notes before the Exchange Note Agreement on March 9, 2016	2,277

Fair value of the considerations provided to the Investors, including:
Increase in fair value of May 2015 Warrants due to reduced exercise price	281
Repayment of Notes in shares of common stock	1,267
Repayment of $1,267 of Notes in shares of common stock at a discount to the market	183
Restructuring fee paid to the Investors	50
Total fair value of the considerations provided to the Investors	1,781

Book value of Amended Notes after the Exchange Note Agreement on March 9, 2016	496
Amortization of debt discount and debt issuance costs, included in interest expense	1,253
Early repayment fee of 15% of outstanding principal of $1,749	262
Repayment of Amended Notes in full on July 1, 2016	(2,011)
Book value of Amended Notes as of September 30, 2016	$—

Note 9. Fair Value Measurements

The following table presents the placement in the fair value hierarchy of liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
September 30, 2016:
May 2015 Warrants	$601	$—	$—	$601

December 31, 2015:
May 2015 Warrants	$416	$—	$—	$416
Conversion feature	$1	$—	$—	$1

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

In addition to the above, the Company’s financial instruments as of September 30, 2016 and December 31, 2015 consisted of cash, cash equivalents, receivables, accounts payable, deposits and Notes. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) during the nine-month period ended September 30, 2016:

	May 2015 Warrants	Conversion feature
December 31, 2015	$416	$1
Decrease in fair value of the warrants and conversion feature	(96)	(1)
Increase in fair value as a result of debt modification	281	—
September 30, 2016	$601	$—

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities falls within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

September 30, 2016:

Description	Valuation technique	Unobservable inputs	Range
May 2015 Warrants	Black-Scholes-Merton	Volatility	60.78%
		Risk-free interest rate	1.04%
		Expected term, in years	3.59
		Dividend yield	0.00%

December 31, 2015:

Description	Valuation technique	Unobservable inputs	Range
Conversion feature	Monte-Carlo model	Volatility	82.46%
		Risk free interest rate	0.46%
		Expected term, in years	0.51
		Conversion price	$10.00

May 2015 Warrants	Black-Scholes-Merton	Volatility	79.13%
		Risk free interest rate	1.68%
		Expected term, in years	4.34
		Dividend yield	0.00%

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

The following table presents the placement in the fair value hierarchy of intangible assets measured at fair value on a non-recurring basis as of September 30, 2016 due to impairment. There was no impairment of intangible assets for the period ended December 31, 2015 and, as such, no fair value measurement was performed:

Fair value measurement at reporting date using
Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
September 30, 2016:
Patents	$1,391	$—	$—	$1,391

During the nine-month period ended September 30, 2016, the Company recorded a noncash impairment charge of $11,937 to reduce the net carrying value of its patent assets to its estimated fair value of $1,526. Following the impairment charge, the net carrying value of the patent assets was reduced to $1,391 as of September 30, 2016 due to additional amortization expense during the period. The fair value of these assets were classified as Level 3 of the fair value hierarchy using an income-based approach.

Note 10. Warrants

The following table summarizes information about warrant activity during the nine-month period ended September 30, 2016:

	No. of warrants	Weighted average exercise price	Exercise price range
December 31, 2015	1,006,679	$12.92	$5.00 - $17.60
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
September 30, 2016	1,006,679	$9.18	$3.00 - $17.60

On March 9, 2016, the Company modified the exercise price of the May 2015 Warrants, which are recorded as derivative warrant liabilities, from $10.00 to $3.00. There were no changes to other terms of the May 2015 Warrants (see Note 8). The change in fair value of the May 2015 Warrants as a result of the exercise price modification was accounted for as a debt discount to be amortized over the remaining term of the Amended Notes.

Certain of the Company’s outstanding warrants are classified as equity warrants and certain are classified as derivative warrant liabilities. The Company’s outstanding equity warrants as of September 30, 2016 consist of the following:

	No. outstanding	Exercise price	Remaining contractual life	Expiration Date
Series 1 Warrants	149,025	$17.60	0.80 years	July 19, 2017
Series 2 Warrants	194,352	$17.60	0.80 years	July 19, 2017
Reload Warrants	75,802	$17.60	0.35 years	February 6, 2017
October 2015 Warrants	50,000	$5.00	4.54 years	April 15, 2021
Outstanding as of September 30, 2016	469,179

The Company’s outstanding derivative warrants as of September 30, 2016 consist of the following:

	No. outstanding	Exercise price	Remaining contractual life	Expiration Date
May 2015 Warrants	537,500	$3.00	3.59 years	May 4, 2020

Note 11. Stock-based Compensation

The Company has a stock-based compensation plan available to grant stock options and RSUs to the Company’s directors, employees and consultants. Under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), a maximum of 1,560,000 shares of common stock may be awarded (after giving effect to the one-for-ten reverse stock split). In 2015, the Company amended its Plan, so that a maximum number of shares of common stock that may be awarded was increased to 2,100,000 (the “Amended Plan”). As of September 30, 2016, 302,510 shares were available for future grants under the Plan. Total stock-based compensation expense for the three-month periods ended September 30, 2016 and 2015 was $485 and $1,066, respectively. Total stock-based compensation expense for the nine-month periods ended September 30, 2016 and 2015 was $1,447 and $4,191, respectively.

The following table illustrates the stock options granted during the nine-month period ended September 30, 2016.

Title	Grant date	No. of options	Exercise price	Fair market value at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Directors, management and employees	April – June 2016	730,000	$1.55 - $1.92	$0.82 - $1.04	Over 1 year for directors; Over 3 years for management and employees	Volatility: 58.92% - 59.75% Risk free interest rate: 1.24% - 1.56% Expected term, in years: 5.31 - 5.81 Dividend yield: 0.00%

In addition to the stock options listed in the table above, on April 4, 2016, the Company's Board of Directors authorized another 2,260,000 stock options to be granted to management and employees. This amount of stock options granted was greater than the amount available under the Amended Plan and, as such, the stock options were not issued to management and employees as they require stockholder approval. These stock options are expected to be granted when stockholders’ approval is received in the fourth quarter of 2016.

The following table illustrates the RSUs granted during the nine-month period ended September 30, 2016.

Title	Grant date	No. of RSUs	Exercise price	Fair market value at grant date	Vesting term
Consultant	March 9, 2016	10,000	—	$2.13	0.33 years

The activity related to stock options and RSUs during the nine-month period ended September 30, 2016 consisted of the following:

	RSUs		Options
	No. of RSUs	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding at January 1, 2016	53,280	$36.31	871,484	$30.65	$5.10 - 55.00	$20.49
Granted	10,000	$2.13	730,000	$1.66	$1.55 - 1.92	$0.89
Vested/Exercised	(63,280)	$30.91	—	—	—	—
Forfeited	—	—	(100,050)	$27.88	$5.90 – 41.00	$17.04
Expired	—	—	(9,000)	$55.00	$55.00	$26.20
Outstanding at September 30, 2016	—	$—	1,492,434	$16.51	$1.55 – 55.00	$11.08
Exercisable at September 30, 2016	—	—	995,767	$23.65	$1.55 – 55.00

The Company did not recognize tax benefits related to its stock-based compensation as there is a full valuation allowance recorded for deferred tax assets.

Note 12. Related Parties Transactions

The Company engaged various third parties to perform valuations, legal, financial and tax due diligence associated with the XpresSpa Merger and other merger and acquisition projects. Among the service providers, the Company engaged RedRidge Lender Services LLC (“RedRidge”) to perform financial due diligence. The audit committee of the Company’s CEO and certain members of his family own a minority equity position in RedRidge, which may be considered a related party. The audit committee of the Company’s Board of Directors reviewed and approved the engagement of RedRidge. The fee for the XpresSpa engagement was $101 and the fees for other engagements were $60, all of which, except for $10, were incurred in the three-month period ended September 30, 2016. These fees are reflected in general and administrative expenses for the three- and nine-month periods ended September 30, 2016 in the condensed consolidated statements of operations.

Note 13. Income Taxes

As of September 30, 2016, deferred tax assets generated from the Company’s U.S. activities were fully offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire.

The Company did not have any material unrecognized tax benefits as of September 30, 2016. The Company does not expect to record any additional material provisions for unrecognized tax benefits within the next year.

Note 14. Commitments and Contingencies

FLI Charge

FLI Charge launched its consumer product line on Indiegogo, a crowdfunding platform, on June 15, 2016; the campaign was completed on August 15, 2016. The Company accounts for funds raised from crowdfunding campaigns and presales, which were approximately $224, as deferred revenue on the condensed consolidated balance sheets. FLI Charge expects to deliver products to the participants in the fourth quarter of 2016.

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

In several jurisdictions, though ZTE requested that government organizations close proceedings against FORM, those organizations make such determinations on their own volition. In China, ZTE requested that the National Developmental and Reform Commission (“NDRC”) conclude its investigation against FORM; however, it is not clear whether the NDRC has closed its investigation.

In addition, in China and the Netherlands, FORM continues to appeal patent invalidity rulings issued in connection with proceedings originally brought by ZTE. In each instance, ZTE has indicated that it will not oppose FORM’s appeals, though FORM must still plead its case before the respective adjudicatory body in each jurisdiction. No liability is expected or recorded for the ZTE-related legal proceedings.

All deposits that had been posted with the courts in connection with our litigation with ZTE have been returned.

ASUS

In March 2016, the Company and ASUSTeK Computer Inc. and its subsidiaries (collectively, “ASUS”) settled their disputes and ended all litigations between them. The Company and Google, Inc. (“Google”), who intervened as a party in the Company’s litigation against ASUS in India, have agreed to withdraw their respective outstanding claims against one another. The Company and Google are currently in the process of finalizing such withdrawals, and each party will cover its own costs.

Other

The Company is currently in discussions with the previous owner of some of its patents regarding whether the entirety of the payment received from ZTE in December 2015 is subject to the royalty rate under the Confidential Patent Purchase Agreement dated August 9, 2012.

The Company is also engaged in other litigation, for which no liability is recorded, as the Company does not expect any material negative outcome.

Leases

The Company leases office space in New York, NY for its corporate headquarters. Minimum annual lease payments are approximately $403 (subject to certain future escalations and adjustments). This lease will expire in October 2019. Group Mobile has a lease for its office space in Chandler, AZ. The annual rental fee is approximately $72; the current lease, which originally was due to expire on June 30, 2016, was amended in February 2016 and extended until July 31, 2019. Rent expense for operating leases for the three and nine month periods ended September 30, 2016 were $109 and $327, respectively. Rent expense for operating leases for the three and nine month periods ended September 30, 2015 were $91 and $274, respectively.

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

Overview

On May 6, 2016, we changed the name of our company from Vringo, Inc. to FORM Holdings Corp. (“FORM” or the “Company”) and concurrently announced our repositioning as a holding company of small and middle market growth companies. Our focus is on acquiring and building companies that would benefit from:

•	additional capital;

•	exposure to visibility from the public markets;

•	talent recruiting;

•	rebranding; and

•	implementation of best practices.

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

FLI Charge launched its consumer product line on Indiegogo, a crowdfunding platform, on June 15, 2016; the campaign was completed on August 15, 2016. We account for funds raised from crowdfunding campaigns and presales, which were approximately $224, as deferred revenue on the condensed consolidated balance sheets. FLI Charge expects to deliver products to the participants in the fourth quarter of 2016.

We are currently contemplating financing the expansion of the FLI Charge operating segment through a direct investment in the FLI Charge subsidiary in the form of a convertible preferred security, which may be exchangeable for our common stock under certain circumstances. No assurance can be made that such financing will occur on the terms currently contemplated or at all.

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

Recent Developments

XpresSpa

On August 8, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FHXMS, LLC, a Delaware limited liability company and our wholly-owned subsidiary (the “Merger Sub”), XpresSpa Holdings, LLC, a Delaware limited liability company (“XpresSpa”), the unitholders of XpresSpa who are parties thereto (the “Unitholders”) and Mistral XH Representative, LLC, as representative of the Unitholders (the “Representative”), pursuant to which the Merger Sub will merge with and into XpresSpa, with XpresSpa being the surviving entity and our wholly-owned subsidiary (the “Surviving Entity”) and the Unitholders becoming our stockholders (the “Merger”).

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

The FORM Preferred Stock shall be initially convertible into an aggregate of 3,958,336 shares of FORM Common Stock, which equals a $6.00 per share conversion price, and each holder of FORM Preferred Stock shall be entitled to vote on an as converted basis. The FORM Preferred Stock is senior to the FORM Common Stock and the terms of the FORM Preferred Stock contain no restrictions on our ability to issue additional senior preferred securities or our ability to issue additional preferred securities in the future. We have the right, but not the obligation, upon ten trading days’ notice to convert the outstanding shares of FORM Preferred Stock into FORM Common Stock at the then applicable conversion ratio, at any time or from time to time, if the volume weighted average price per share of the FORM Common Stock exceeds $9.00 for over any 20 days in a 30 consecutive trading day period. The term of the FORM Preferred Stock is seven years, after which time we can repay the holders in shares of FORM Common Stock or cash at our election. If we elect to make a payment, or any portion thereof, in shares of FORM Common Stock, the number of shares deliverable (the “Base Shares”) will be based on the volume weighted average price per share of FORM Common Stock for the 30 trading days prior to the date of calculation (the “Base Price”) plus an additional number of shares of FORM Common Stock (the “Premium Shares”), calculated as follows: (i) if the Base Price is greater than $9.00, no Premium Shares shall be issued, (ii) if the Base Price is greater than $7.00 and equal to or less than $9.00, an additional number of shares equal to 5% of the Base Shares shall be issued, (iii) if the Base Price is greater than $6.00 and equal to or less than $7.00, an additional number of shares equal to 10% of the Base Shares shall be issued, (iv) if the Base Price is greater than $5.00 and equal to or less than $6.00, an additional number of shares equal to 20% of the Base Shares shall be issued and (v) if the Base Price is less than or equal to $5.00, an additional number of shares equal to 25% of the Base Shares shall be issued. The FORM Preferred Stock will accrue interest at 9% per annum, or $4.32 per share of FORM Preferred Stock.

In addition, we entered into subscription agreements to sell 750,574 shares of our unregistered Common Stock to certain holders of XpresSpa, at a purchase price of $2.31 per share, for an aggregate purchase price of $1,734,000.

On August 8, 2016, we purchased from XpresSpa an aggregate of 1,733,826 of Series C Preferred Units of XpresSpa, at a per unit purchase price of $1.00 per unit, for an aggregate purchase price of $1,734,000, which is included in other current assets in the condensed consolidated balance sheets. The Series C Preferred Units of XpresSpa will have a preference in the amount of its initial investment and shall bear 12% interest until the closing of the anticipated merger agreement.

We are holding our annual meeting of stockholders on November 28, 2016 to approve, among other things, the Merger and the issuance of shares of FORM Common Stock, FORM Preferred Stock and warrants to the Unitholders in connection with the Merger. Assuming stockholder approval is received, we expect to complete the Merger shortly after the stockholders vote. Immediately following the completion of the Merger (without taking into account any shares of FORM Common Stock held by XpresSpa equity holders prior to the completion of the Merger), the former Unitholders of XpresSpa are expected to own approximately 18% of the outstanding FORM Common Stock (or 33% of the outstanding FORM Common Stock calculated on a fully diluted basis) and our current stockholders are expected to own approximately 82% of the outstanding FORM Common Stock (or 67% of the outstanding FORM Common Stock calculated on a fully diluted basis).

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

Stockholder Rights Plan

On March 18, 2016, we announced that our Board of Directors adopted a stockholder rights plan in the form of a Section 382 Rights Agreement designed to preserve our tax assets. As a part of the plan, our Board of Directors declared a dividend of one preferred-share-purchase right for each share of our common stock outstanding as of March 29, 2016. Effective on March 18, 2016, if any group or person acquires 4.99% or more of our outstanding shares of common stock, or if a group or person that already owns 4.99% or more of our common stock acquires additional shares representing 0.5% or more of our common stock, then, subject to certain exceptions, there would be a triggering event under the plan. The rights would then separate from our common stock and would be adjusted to become exercisable to purchase shares of our common stock having a market value equal to twice the purchase price of $9.50, resulting in significant dilution in the ownership interest of the acquiring person or group. Our Board of Directors has the discretion to exempt any acquisition of our common stock from the provisions of the plan and has the ability to terminate the plan prior to a triggering event. In connection with this plan, we filed a Certificate of Designation of Series C Junior Preferred Stock with the Secretary of State of Delaware on March 18, 2016.

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

On July 1, 2016, we repaid in full our Amended Notes that were due on June 30, 2017. As required by the terms of the Amended Notes, notice of repayment was delivered to the Investors on June 30, 2016. We repaid the Amended Notes in full, including a 15% fee for early repayment. We used an aggregate of $2,011,000 of cash on hand for repayment of the Amended Notes. As a result of the repayment in full of the Amended Notes, all liens on our assets, including intellectual property, were released by the Investors.

Reverse Stock Split

Unless otherwise noted, the information contained in this Quarterly Report on Form 10-Q gives effect to a one-for-ten reverse stock split of our common stock effected on November 27, 2015 on a retroactive basis for all periods presented.

Results of Operations

Three-month period ended September 30, 2016 compared to the three-month period ended September 30, 2015

Revenue

We generate revenue through our three operating segments: Group Mobile, FLI Charge and intellectual property.

	Three months ended September 30,
	2016	2015	Change
Licensing revenue	$1,350,000	$—	$1,350,000
Product revenue	1,755,000	—	1,755,000
Total revenue	$3,105,000	$—	$3,105,000

During the three-month period ended September 30, 2016, we recorded total revenue of $3,105,000. There was no revenue recognized for the three-month period ended September 30, 2015. The increase was attributable to each of our operating segments. Group Mobile recognized $1,751,000 of product revenue, FLI Charge recognized $4,000 of product revenue, and our intellectual property operating segment recognized a one-time lump sum payment of $1,350,000 in connection with a settlement agreement. We did not recognize any revenue generated by Group Mobile or FLI Charge prior to their acquisition on October 15, 2015.

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

Cost of goods sold

We incur cost of goods sold through two of our operating segments: Group Mobile and FLI Charge.

	Three months ended September 30,
	2016	2015	Change
Cost of goods sold	$1,560,000	$—	$1,560,000

During the three-month period ended September 30, 2016, we recorded total cost of goods sold of $1,560,000, which represents the costs of products sold by Group Mobile for the period. We did not recognize any cost of goods sold for FLI Charge during the three-month period ended September 30, 2016 and we did not recognize any expenses incurred by Group Mobile or FLI Charge prior to their acquisition on October 15, 2015. We expect the cost of goods sold to increase over time as our product revenue increases.

Operating legal costs

Operating legal costs relate to our intellectual property operating segment.

	Three months ended September 30,
	2016	2015	Change
Operating legal costs	$1,164,000	$6,776,000	$(5,612,000)

During the three-month period ended September 30, 2016, our operating legal costs were $1,164,000, which represents a decrease of $5,612,000 (or 82.8%) from operating legal costs recorded for the three-month period ended September 30, 2015. This decrease was primarily due to the timing and nature of consulting and patent litigation costs related to legal proceedings against ZTE and ASUS, especially as costs pertaining to our ZTE campaign declined significantly following the execution of the confidential settlement and license agreement in December 2015.

We expect that our legal costs will continue to decrease over time.

Inventor royalties

Inventor royalties relate to royalties owed to the inventors of certain of our patent portfolios owned by our intellectual property operating segment.

	Three months ended September 30,
	2016	2015	Change
Inventor royalties	$270,000	$—	$270,000

Inventor royalties fluctuate period to period, based on the amount of licensing revenue we recognize each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. During the three-month period ended September 30, 2016, our inventor royalty expense totaled $270,000, which relates to the royalties owed to the inventor of the patent portfolio, for which a settlement agreement was entered into during September 2016. We did not recognize any inventor royalty expense during the three-month period ended September 30, 2015.

Amortization and impairment of intangible assets

	Three months ended September 30,
	2016	2015	Change
Amortization and impairment of intangible assets	$203,000	$819,000	$(616,000)

During the three-month period ended September 30, 2016, amortization expenses related to our intangible assets totaled $203,000, which represents a decrease of $616,000 (or 75.2%) compared to the amortization expense recorded during the three-month period ended September 30, 2015. The decrease was due to an impairment taken on our patents asset group on May 6, 2016, which significantly reduced the carrying value of our patents and resulted in a sharp decline from the previous amortization of the patents. There was no impairment expense recorded during either three-month period.

General and administrative

	Three months ended September 30,
	2016	2015	Change
General and administrative	$3,955,000	$2,095,000	$1,860,000

During the three-month period ended September 30, 2016, general and administrative expenses increased by $1,860,000 (or 88.8%), to $3,955,000, compared to $2,095,000 that was recorded during the three-month period ended September 30, 2015. The overall increase was primarily due to two key factors: 1) merger and acquisition costs related to the Merger with XpresSpa and 2) general and administrative costs associated with Group Mobile and FLI Charge, which were acquired on October 15, 2015 and, as such, were not included in the three-month period ended September 30, 2015. During the three-month period ended September 30, 2016, we incurred $952,000 of merger and acquisition costs associated with legal, diligence, valuation, and other costs pertaining to the Merger with XpresSpa. Following the acquisition of Group Mobile and FLI Charge, we experienced increases in salaries and benefits due to our expanded workforce and we incurred advertising and marketing costs for Group Mobile and FLI Charge’s product lines and product development costs as we continued to develop and improve FLI Charge’s product line. These increases in general and administrative expenses were offset by a significant decrease in stock-based compensation expense, which was a result of equity awards granted in 2012 and 2013 becoming fully vested during the latter half of 2015, as well as insurance, accounting, and audit fees.

Non-operating expense, net

	Three months ended September 30,
	2016	2015	Change
Non-operating expense, net	$(1,484,000)	$(2,181,000)	$697,000

During the three-month period ended September 30, 2016, we recorded net non-operating expense in the amount of $1,484,000 compared to net non-operating expense in the amount of $2,181,000 recorded during the three-month period ended September 30, 2015.

For the three-month period ended September 30, 2016, we recorded interest expense of $949,000 for the amortization of the debt discount and debt issuance costs and $262,000 of loss on extinguishment of debt for the 15% early debt repayment fee on July 1, 2016. We also recognized a $272,000 loss on the revaluation of the derivative warrant liabilities related to the Amended Notes and a $1,000 foreign exchange loss for the period.

The net non-operating expense recognized in the three-month period ended September 30, 2015 was driven by various factors. Installment payments made to holders of the Notes resulted in an increase in interest expense of $1,708,000 for the three-month period ended September 30, 2015. The interest expense was calculated using the effective interest method. In addition, we elected to repay the installments in registered shares, which were issued at a discount of 15% to market prices. This resulted in a $1,044,000 loss on the extinguishment of debt. The expense also includes foreign exchange losses in connection with deposits with courts.

The expenses reported during the three-month period ended September 30, 2015 were offset by a gain on the revaluation of derivative liability warrants and conversion feature related to the Notes. On May 4, 2015, the net proceeds received were allocated amongst the Notes, the conversion feature, and the warrants issued to the holders of the Notes. The warrants and conversion feature were then revalued and marked to market as of each balance sheet date, which resulted in a gain of $716,000 for the three-month period ended September 30, 2015.

Nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015

Revenue

We generate revenue through our three operating segments: Group Mobile, FLI Charge and intellectual property.

	Nine months ended September 30,
	2016	2015	Change
Licensing revenue	$11,025,000	$150,000	$10,875,000
Product revenue	5,486,000	—	5,486,000
Total Revenue	$16,511,000	$150,000	$16,361,000

During the nine-month period ended September 30, 2016, we recorded total revenue of $16,511,000, which represents an increase of $16,361,000 as compared to $150,000 recorded in the nine-month period ended September 30, 2015. The increase was attributable to each of our operating segments. Group Mobile recognized $5,478,000 and FLI Charge recognized $8,000 of product revenue, FLI Charge also recognized $25,000 of licensing revenue in connection with an ongoing license agreement with a customer, and our intellectual property operating segment recognized $11,000,000 of revenue for the amounts received in connection with two separate executed confidential license agreements and an additional settlement agreement. We did not recognize any revenue generated by Group Mobile or FLI Charge prior to their acquisition on October 15, 2015. Revenue during the nine-month period ended September 30, 2015 of $150,000 was due to a one-time payment in connection with a license and settlement agreement for certain of our owned intellectual property.

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

Cost of goods sold

We incur cost of goods sold through two of our operating segments: Group Mobile and FLI Charge.

	Nine months ended September 30,
	2016	2015	Change
Cost of goods sold	$4,866,000	$—	$4,866,000

During the nine-month period ended September 30, 2016, we recorded total cost of goods sold of $4,866,000, which mainly represents the costs of products sold by Group Mobile during the period. We did not recognize any cost of goods sold for Group Mobile or FLI Charge prior to their acquisition on October 15, 2015. We expect the cost of goods sold to increase over time as our product revenue increases.

Operating legal costs

Operating legal costs relate to our intellectual property operating segment.

	Nine months ended September 30,
	2016	2015	Change
Operating legal costs	$6,127,000	$15,341,000	$(9,214,000)

During the nine-month period ended September 30, 2016, our operating legal costs were $6,127,000, which represents a decrease of $9,214,000 (or 60.1%) from operating legal costs recorded for the nine months ended September 30, 2015. This decrease was primarily due to the timing and nature of consulting and patent litigation costs related to legal proceedings against ZTE and ASUS, especially as costs pertaining to our ZTE campaign declined significantly following the execution of the confidential settlement and license agreement in December 2015. Costs in 2016 also include royalty expenses to a previous owner of some of our patents.

We expect that our legal costs will continue to decrease over time.

Inventor royalties

Inventor royalties relate to royalties owed to the inventors of certain of our patent portfolios owned by our intellectual property operating segment.

	Nine months ended September 30,
	2016	2015	Change
Inventor royalties	$3,658,000	$—	$3,658,000

Inventor royalties fluctuate period to period, based on the amount of licensing revenue we recognize each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. During the nine-month period ended September 30, 2016, our inventor royalty expense totaled $3,658,000, which relates to the royalties owed to the inventors of our patent portfolios, for which license and settlement agreements were entered into during 2016. We did not recognize any inventor royalty expense during the nine-month period ended September 30, 2015.

Amortization and impairment of intangible assets

	Nine months ended September 30,
	2016	2015	Change
Amortization and impairment of intangible assets	$13,404,000	$2,436,000	$10,968,000

During the nine-month period ended September 30, 2016, amortization and impairment expenses related to our intangible assets totaled $13,404,000, which represents an increase of $10,968,000 (or 450.2%) compared to the amortization expense of $2,436,000 recorded during the nine-month period ended September 30, 2015. There was no impairment expense recorded during the nine-month period ended September 30, 2015. The increase was due to the impairment of our patents asset group during the current period.

During the nine-month period ended September 30, 2016, we determined that there were impairment indicators related to certain of our patents. A significant factor considered when making this determination occurred on May 6, 2016, when we changed the name of our company from “Vringo, Inc.” to “FORM Holdings Corp.” and concurrently announced our repositioning as a holding company of small and middle market growth companies. We concluded that this factor was deemed a “triggering” event, which required the related patent assets to be tested for impairment. In performing this impairment test, we determined that the patent portfolios, which together represent an asset group, were subject to impairment testing. In the first step of the impairment test, we utilized our projections of future undiscounted cash flows based on our existing plans for the patents. As a result, it was determined that our projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, we performed the second step of the impairment test to measure the potential impairment by calculating the asset group’s fair value as of May 6, 2016. As a result, following amortization for the month of April, we recorded an impairment charge of $11,937,000, or 88.7% of the carrying value of the patents prior to impairment, which resulted in a new carrying value of $1,526,000 on May 6, 2016. Following the impairment, we reevaluated the remaining useful life and concluded that there were no changes in the estimated useful life. There were no impairment indicators related to any of our other amortizable intangible assets during the nine-month period ended September 30, 2016.

General and administrative

	Nine months ended September 30,
	2016	2015	Change
General and administrative	$10,212,000	$7,391,000	$2,821,000

During the nine-month period ended September 30, 2016, general and administrative expenses increased by $2,821,000 (or 38.2%), to $10,212,000, compared to $7,391,000 that was recorded during the nine-month period ended September 30, 2015. The overall increase was primarily due to two key factors: 1) merger and acquisition costs related to the Merger with XpresSpa and 2) general and administrative costs associated with Group Mobile and FLI Charge, which were acquired on October 15, 2015 and, as such, were not included in the nine-month period ended September 30, 2015. During the nine-month period ended September 30, 2016, we incurred $1,008,000 of merger and acquisition costs associated with legal, diligence, valuation, and other costs pertaining to the Merger with XpresSpa. Following the acquisition of Group Mobile and FLI Charge, we experienced increases in salaries and benefits due to our expanded workforce and we incurred advertising and marketing costs for Group Mobile and FLI Charge’s product lines and product development costs as we continued to develop and improve FLI Charge’s product line. These increases in general and administrative expenses were offset by a significant decrease in stock-based compensation expense, which was a result of equity awards granted in 2012 and 2013 becoming fully vested during the latter half of 2015, as well as insurance, accounting, and audit fees.

Non-operating income (expense), net

	Nine months ended September 30,
	2016	2015	Change
Non-operating expense, net	$(1,925,000)	$(2,338,000)	$413,000

During the nine-month period ended September 30, 2016, we recorded net non-operating expense in the amount of $1,925,000 compared to net non-operating expense in the amount of $2,338,000 recorded during the nine-month period ended September 30, 2015.

For the nine-month period ended September 30, 2016, we recorded interest expense of $1,697,000 for the interest recorded related to the monthly interest payments and the amortization of the debt discount and debt issuance costs as well as accrued interest calculated using the effective interest method. In addition, we elected to repay principal installments for January and February 2016 in shares of our common stock, which were issued at a discount of 15% to market prices, which resulted in $210,000 recorded as a loss on the extinguishment of debt. We also recorded $262,000 of loss on extinguishment of debt for the 15% early debt repayment fee on July 1, 2016.

The net non-operating expenses reported during the nine-month period ended September 30, 2016 were reduced by a gain of $97,000 on the revaluation of the derivative warrant liabilities related to the Amended Notes and a $147,000 foreign exchange gain attributable to our deposits with courts prior to them being returned to us during the first half of 2016.

The net non-operating expense recognized in the nine-month period ended September 30, 2015 was driven by various factors. Installment payments made to holders of the Notes resulted in interest expense of $2,173,000 for the nine-month period ended September 30, 2015. The interest expense was calculated using the effective interest method. In addition, we elected to repay the installments in registered shares, which were issued at a discount of 15% to market prices. This resulted in $1,254,000 recorded as a loss on the extinguishment of debt. The expense also relates to foreign exchange losses in connection with deposits with courts.

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

Liquidity and Capital Resources

As of September 30, 2016, we had a cash balance of $21,679,000, which represents a decrease of $3,272,000 compared to our cash balance as of December 31, 2015. We anticipate that our need for capital will continue to decline as project-based activities related to the improvement of systems and digital marketing attributed to Group Mobile and FLI Charge near completion which will be offset by the decline in litigation and licensing costs for our intellectual property operating segment. Cash expenditures during the nine-month period ended September 30, 2016 were offset by cash received for refunds of court fees and our deposits with the courts in Germany, Brazil, and Romania, as well as cash received by our Group Mobile and intellectual property operating segments during the normal course of business. All deposits that had been posted with the courts in connection with our litigation with ZTE have been returned.

On August 8, 2016, we entered into subscription agreements and received the proceeds from selling 750,574 shares of our unregistered common stock to certain holders of XpresSpa, at a purchase price of $2.31 per share, for an aggregate purchase price of $1,734,000.

In addition, on August 8, 2016, we purchased from XpresSpa an aggregate of 1,733,826 of Series C Preferred Units of XpresSpa, at a per unit purchase price of $1.00 per unit, for an aggregate purchase price of $1,734,000, which is included in other current assets in the condensed consolidated balance sheets. Assuming stockholder approval is received, the Merger is expected to be completed shortly after the stockholders vote.

On July 1, 2016, we repaid in full our Amended Notes that were due on June 30, 2017. As required by the terms of the Amended Notes, notice of repayment was delivered to the Investors on June 30, 2016. We repaid the Amended Notes in full, including a 15% fee for early repayment. We used an aggregate of $2,011,000 of cash on hand for repayment of the Amended Notes. As a result of the repayment in full of the Amended Notes, all liens on our assets, including intellectual property, were released by the Investors.

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

Our average monthly net cash used in operations for the nine-month period ended September 30, 2016 was approximately $330,000 compared to average monthly net cash used in operations of approximately $1,506,000 during the nine-month period ended September 30, 2015. This is driven by the increase in revenues derived from our Group Mobile and intellectual property operating segments.

Based on current operating plans, we expect to have sufficient funds for at least the next 12 months and beyond. In addition, we may choose to raise additional funds in connection with potential acquisitions of operating assets, patent portfolios or other businesses that we may pursue. There can be no assurance, however, that any such opportunities will materialize.

Cash flows

	Nine months ended September 30,
	2016	2015	Change
Net cash used in operating activities	$(2,969,000)	$(13,553,000)	$10,584,000
Net cash provided by (used in) investing activities	$24,000	$(272,000)	$296,000
Net cash provided by (used in) financing activities	$(327,000)	$12,207,000	$(12,534,000)

Operating activities

During the nine-month period ended September 30, 2016, net cash used in operating activities totaled $2,969,000 compared to net cash used in operating activities of $13,553,000 during the nine-month period ended September 30, 2015. The increase of $10,584,000 was mainly due to cash received from our Group Mobile and intellectual property operating segments during the normal course of business.

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

Investing activities

During the nine-month period ended September 30, 2016, net cash provided by investing activities totaled $24,000, mainly attributable to the refunds of our deposits with the German, Brazilian and Romanian courts. These proceeds were offset by $1,734,000 net cash invested in XpresSpa on August 8, 2016 and $243,000 net cash used to acquire software related to Group Mobile’s website. During the nine-month period ended September 30, 2015, net cash used in investing activities totaled $272,000, which represents the deposit we made to a Romanian court to enforce an injunction against ZTE in Romania and the deposit we made in Germany to enforce review of ZTE’s accounting records.

We expect that net cash used in investing activities will increase as we intend to continue to acquire and develop supporting infrastructure and systems for our operating segments.

Financing activities

During the nine-month period ended September 30, 2016, net cash used in financing activities totaled $327,000, which is comprised of the $2,011,000 net cash used to repay the Notes on July 1, 2016 and $50,000 net cash paid to the Investors related to their expenses incurred as a result of the debt modification. These cash outflows were offset by $1,734,000 proceeds received from certain holders of XpresSpa as a result of the subscription agreement entered into on August 8, 2016. During the nine-month period ended September 30, 2015, we received net proceeds of $12,207,000 from a securities purchase in a registered direct offering of $12,500,000 of Notes and warrants to purchase up to 537,500 shares of our common stock. This amount was offset by the $218,000 of debt issuance costs that were paid in relation to the agreement.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On October 15, 2015, we acquired IDG. During the nine-month period ended September 30, 2016, we implemented relevant internal controls over financial reporting around Group Mobile and FLI Charge operating segments. We believe that our internal controls over financial reporting are overall effective.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

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

In several jurisdictions, though ZTE requested that government organizations close proceedings against us, those organizations make such determinations on their own volition. In China, ZTE requested that the National Developmental and Reform Commission (“NDRC”) conclude its investigation against us; however, it is not clear whether the NDRC has closed its investigation.

In addition, in China and the Netherlands, FORM continues to appeal patent invalidity rulings issued in connection with proceedings originally brought by ZTE. In each instance, ZTE has indicated that it will not oppose FORM’s appeals, though FORM must still plead its case before the respective adjudicatory body in each jurisdiction.

ASUS

In March 2016, we settled all disputes and ended all litigations with ASUSTeK Computer Inc. and its subsidiary (collectively, “ASUS”). Google, Inc. (“Google”), who intervened as a party in our litigation against ASUS in India, and us have agreed to withdraw our respective outstanding claims against one another. We are currently in the process of finalizing such withdrawals with Google, and each party will cover its own costs.

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

Content Distribution

In 2012, we purchased a portfolio of patents invented by Tayo Akadiri relating to content distribution. The portfolio includes seven patents as well as several pending patent applications. As one of the means of realizing the value of these patents, on October 20, 2015, we filed suit against DirecTV, LLC (“DirecTV”) in the United States District Court for the Southern District of New York. As of September 30, 2016, the lawsuit between the parties has been resolved.

On May 25, 2016, Iron Gate Security, Inc. (“Iron Gate”), one of our subsidiaries, filed a Second Amended Complaint (the “Complaint”) against Lowe’s Companies, Inc. (“Lowe’s”) in the U.S. District Court for the Southern District of New York. During the fourth quarter of 2016, the parties successfully resolved the litigation.

Item 1A. Risk Factors.

We are holding our annual meeting of stockholders on November 28, 2016 to approve, among other things, the Merger and the issuance of shares of FORM Common Stock, FORM Preferred Stock and warrants to the Unitholders in connection with the Merger. Assuming stockholder approval is received, we expect to complete the Merger shortly after the stockholders vote. The risks described in our Registration Statement on Form S-4 (File No. 333-213566) (the “S-4 Registration Statement”) under the headings “Risk Factors – Risks Related to FORM’s Business” and “Risk Factors – Risks Related to XpresSpa’s Business” are incorporated by reference herein. Other than as set forth in the S-4 Registration Statement and as set forth below, there have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

The issuance of our securities to XpresSpa equity holders in connection with the Merger will dilute the voting power of current FORM stockholders.

Pursuant to the terms of the Merger Agreement, it is anticipated that we will issue to XpresSpa unit holders shares of our common stock and our preferred stock, and warrants to purchase shares of our common stock. After such issuance (without taking into account any shares of our common stock held by XpresSpa equity holders prior to the completion of the Merger but assuming that all shares held in escrow are released to the former equity holders of XpresSpa), the former equity holders of XpresSpa are expected to own approximately 18% of our outstanding common stock (or 33% of our outstanding common stock calculated on a fully diluted basis) and our current stockholders are expected to own approximately 82% of our outstanding common stock (or 67% of our outstanding common stock calculated on a fully diluted basis). In addition, the holders of our preferred stock will have voting rights as specified in the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, the form of which is filed herewith as Exhibit 3.1. Accordingly, the issuance of shares of our common stock and our preferred stock to XpresSpa equity holders in connection with the Merger will reduce the relative voting power of each share of our common stock held by our current stockholders.

If we exercise the option to repay the preferred stock to be issued in connection with the Merger in stock rather than cash, such repayment may result in the issuance of a large number of shares of common stock which may have a negative effect on the trading price of our common stock as well as a dilutive effect.

Pursuant to the terms of the Series D Convertible Preferred Stock to be issued in connection with the Merger, on the seven year anniversary of the initial issuance date of the shares of Series D Convertible Preferred Stock, we may repay each share of Series D Convertible Preferred Stock, at our option, in cash, by delivery of shares of common stock or through any combination thereof. If we elect to make a payment, or any portion thereof, in shares of common stock, the number of shares deliverable (the “Base Shares”) will be based on the volume weighted average price per share of our common stock for the thirty trading days prior to the date of calculation (the “Base Price”) plus an additional number of shares of common stock (the “Premium Shares”), calculated as follows: (i) if the Base Price is greater than $9.00, no Premium Shares shall be issued, (ii) if the Base Price is greater than $7.00 and equal to or less than $9.00, an additional number of shares equal to 5% of the Base Shares shall be issued, (iii) if the Base Price is greater than $6.00 and equal to or less than $7.00, an additional number of shares equal to 10% of the Base Shares shall be issued, (iv) if the Base Price is greater than $5.00 and equal to or less than $6.00, an additional number of shares equal to 20% of the Base Shares shall be issued and (v) if the Base Price is less than or equal to $5.00, an additional number of shares equal to 25% of the Base Shares shall be issued. Accordingly, if the volume weighted average price per share of our common stock is below $9.00 per share at the time of repayment and we exercise the option to make such repayment in shares of our common stock, a large number of shares of our common stock may be issued to the holders of the Series D Convertible Preferred Stock upon maturity which may have a negative effect on the trading price of our common stock. At the seven year maturity date of the Series D Convertible Preferred Stock (which shall be the date that is seven years from the closing date of the Merger), we, at our election, may decide to issue shares of our common stock based on the formula set forth above or to re-pay in cash all or any portion of the Series D Convertible Preferred Stock.

In 2023, upon the maturity date of the Series D Convertible Preferred Stock, when determining whether to repay the Series D Convertible Preferred Stock in cash or shares of common stock, we expect to consider a number of factors, including our cash position, the price of our common stock and our capital structure at such time. Because we do not have to make a determination as to which option to elect until 2023, it is impossible to predict whether it is more or less likely to repay in cash, stock or a portion of each.

For example, assuming the entire amount of the Series D Convertible Preferred Stock was outstanding at the seven year maturity date, and we opted to repay such Series D Convertible Preferred Stock entirely in shares of common stock, the number of shares of common stock to be issued at such repayment if the Base Price was $9.00 per share, $6.50 per share and $2.50 (slightly below the closing price on November 7, 2016) would be approximately 2,770,833 shares, 4,019,231 shares and 11,875,000, respectively.

The announcement and pendency of the Merger could have an adverse effect on our business prospects and/or XpresSpa and on our stock price and/or business, financial condition or results of operations.

While there have been no significant adverse effects to date, the announcement and pendency of the Merger could disrupt XpresSpa’s and/or our prospective and current businesses in the following ways, among others:

•	third parties, including customers, suppliers and operators, may seek to terminate and/or renegotiate their relationships with us or XpresSpa or decide not to conduct business with either us or XpresSpa as a result of the Merger, whether pursuant to the terms of their existing agreements with us and/or XpresSpa or otherwise; and

•	the attention of XpresSpa’s and/or our management may be directed toward the completion of the Merger and related matters and may be diverted from the day-to-day business operations of their respective companies, including from other opportunities that might otherwise be beneficial to us or XpresSpa. Should they occur, any of these matters could adversely affect our stock price or harm XpresSpa’s and/or our financial condition, results of operations, or business prospects.

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

Any delay in completing the Merger may substantially reduce the benefits that we expect to obtain from the Merger.

In addition to obtaining the approval of our stockholders for the consummation of the Merger, the Merger is subject to a number of other conditions beyond our control that may prevent, delay, or otherwise materially adversely affect its completion. We cannot predict whether or when the conditions required to complete the Merger will be satisfied. The requirements for satisfying the closing conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger may materially adversely affect the benefits that we expect to achieve if the Merger and the integration of the companies’ respective businesses are completed within the expected timeframe.

Some of our directors and executive officers have interests in the Merger that are different from, or in addition to, those of our other stockholders.

When considering the recommendation by our board of directors that our stockholders vote “for” the FORM Merger Proposal, our stockholders should be aware that certain of our directors and executive officers have arrangements that provide them with interests in the Merger that are different from, or in addition to, those of our stockholders. For instance, in connection with the Merger, (i) each of Andrew D. Perlman, John Engelman, Donald E. Stout, Salvatore Giardina, Bruce T. Bernstein and Richard K. Abbe, each a current director of our board of directors, will continue to serve as our director following the completion of the Merger, (ii) Andrew D. Perlman, Anastasia Nyrkovskaya and Clifford Weinstein, currently our executive officers, will remain our executive officers following the completion of the Merger and (iii) Rockmore Investment Master Fund Ltd. (“Rockmore”), an investment entity controlled by our board member Bruce T. Bernstein and a significant equity holder of XpresSpa, currently owns equity securities of XpresSpa that are expected to receive approximately 9.5% of the merger consideration and, following completion of the Merger, Rockmore will still be the holder of the senior secured note payable to Rockmore, with an outstanding balance of approximately $6,500,000 (the “Senior Secured Note”) and will hold approximately 4.7% of our outstanding common stock on a fully diluted basis (in each case, based on the assumptions used in the section entitled “Security Ownership of Certain Beneficial Owners and Management of FORM Following the Merger” in the S-4 Registration Statement). Pursuant to the terms of the Senior Secured Note, XpresSpa may not merge into or consolidate with any other person or entity or permit any other person or entity to merge into or consolidate with XpresSpa without the consent of Rockmore. Rockmore has provided its consent to the Merger. In addition, our directors and executive officers also have certain rights to indemnification and to directors’ and officers’ liability insurance that will be provided by us following the completion of the Merger. Our board of directors was aware of and considered these interests, among other matters, in evaluating and negotiating the Merger Agreement and in recommending that our stockholders approve the Merger.

XpresSpa can terminate the Merger Agreement for any reason or no reason upon payment of a termination fee and we will have no recourse against XpresSpa.

Pursuant to the Merger Agreement, XpresSpa can terminate the Merger Agreement, at any time, for any reason or no reason, upon payment to us of a termination fee equal to $750,000, plus an amount in cash equal to our reasonable out-of-pocket fees and expenses incurred in connection with the Merger, in an amount not to exceed $500,000. We will have no recourse against XpresSpa other than receiving such termination fee and would not realize any of the anticipated benefits of having completed the Merger.

Litigation has been instituted challenging the Merger and adverse judgments in this lawsuit (and any other lawsuits that may be instituted challenging the Merger) may prevent the Merger from becoming effective within the expected timeframe or at all.

As referenced below, Bruce Bernstein, a member of our Board of Directors, and XpresSpa have been named as defendants in a lawsuit challenging the Merger. If the plaintiffs in this case, or in any other cases challenging the Merger are successful, they may prevent the parties from completing the Merger in the expected timeframe, if at all. Even if the plaintiffs in the pending action or any potential actions are not successful, the costs of defending against such claims could adversely affect our and XpresSpa’s financial condition and the consummation of the Merger could be delayed or the Merger Agreement could be terminated. In August 2016, Amiral Holdings SAS (“Amiral”), the operator of BeRelax spas, filed a complaint for breach of contract against XpresSpa related to a potential strategic transaction between Amiral and XpresSpa. Amiral Holdings SAS v. XpresSpa Holdings LLC et al., Supreme Court of the State of New York, County of New York (Index No. 654051/2016). Among other things, Amiral seeks specific performance related to the contract; an injunction prohibiting the defendants from entering into or consummating a competing transaction; and a declaration with respect to Amiral’s right of first refusal and certain related matters. On October 4, 2016, Amiral filed an amended complaint and motion for a preliminary injunction. On October 14, 2016, XpresSpa filed its response to Amiral’s motion, and on October 20, 2016, Amiral filed a reply brief. A hearing on the preliminary injunction has been scheduled for December 5, 2016, although this date is subject to change by the court. If Amiral is successful in this lawsuit or its motion for a preliminary injunction, pending appeal, the completion of the Merger could be delayed or not occur at all. In addition, should Amiral’s motion for a preliminary injunction be granted after the closing of the Merger, the Court could force the Merger to become undone or award damages to Amiral, in which case we may not be indemnified by XpresSpa’s equity holders for losses incurred. There is no guarantee that XpresSpa will prevail in this (or any litigation) and the combined company’s business, financial condition or results of operations may be materially harmed as a result of such litigation, in addition to diverting management’s attention away from operations to attend to the litigation.

We may not realize the potential value and benefits created by the Merger.

The success of the Merger will depend, in part, on our ability to realize the expected potential value and benefits created from integrating our existing businesses with XpresSpa’s business, which includes the maximization of the economic benefits of our strategic vision after completion of the Merger and plans, cash balances (which, in the case of XpresSpa, would be used for the build-out of new airport locations), financial reporting and analysis functions and legal expertise. The integration process may be complex, costly, and time-consuming. The difficulties of integrating the operations of XpresSpa’s business could include, among others:

•	failure to implement our business plan for the business after the completion of the Merger;

•	unanticipated issues in integrating the business of both companies;

•	loss of key employees with knowledge of our or XpresSpa’s historical business and operations;

•	unanticipated changes in applicable laws and regulations; and

•	other unanticipated issues, expenses, or liabilities that could impact, among other things, our ability to realize any expected benefits on a timely basis, or at all.

We may not accomplish the integration of XpresSpa’s business smoothly, successfully, or within the anticipated costs or time frame. The diversion of the attention of management from our current operations to the integration effort and any difficulties encountered in combining businesses could prevent us from realizing the full expected potential value and benefits to result from the Merger and could adversely affect our business. In addition, the integration efforts could divert the focus and resources of our and XpresSpa’s from other strategic opportunities and operational matters during the integration process. We will be dependent on certain key personnel, and the loss of these key personnel could have a material adverse effect on our business, financial conditions and results of operations. Our success and future prospects largely depend on the skills, experience and efforts of our and XpresSpa’s key personnel, including Andrew D. Perlman, our current Chief Executive Officer and a Director, and Edward Jankowski, XpresSpa’s Chief Executive Officer. The loss of Mr. Perlman or Mr. Jankowski or other of our or XpresSpa’s executives, or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.

Ownership of our common stock may be highly concentrated, and it may prevent our existing stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Upon completion of the Merger, our and XpresSpa’s executive officers and directors continuing with us are expected to beneficially own or control approximately 37.8% of us on a fully diluted basis (see the sections entitled “FORM Security Ownership of Certain Beneficial Owners and Management.” “XpresSpa Security Ownership of Certain Beneficial Owners and Management” and “Security Ownership of Certain Beneficial Owners and Management of FORM Following the Merger” each in the S-4 Registration Statement for more information on the estimated ownership of us following the Merger). Accordingly, these executive officers and directors, acting individually or as a group, will have substantial influence over the outcome of a corporate action requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control of us, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the market value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Our success will depend in part on relationships with third parties, which relationships may be affected by third-party preferences or public attitudes about the Merger. Any adverse changes in these relationships could adversely affect our business, financial condition, or results of operations.

Our success after the Merger will be dependent on our ability to maintain and renew our and XpresSpa’s business relationships and to establish new business relationships. There can be no assurance that our management will be able to maintain such business relationships, or enter into or maintain new business contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on our business, financial condition, or results of operations. Our future results may be materially different from those shown in the unaudited pro forma consolidated and condensed financial statements presented in the S-4 Registration Statement, which show only a combination of our historical results and XpresSpa’s historical results prepared by us and XpresSpa in connection with discussions concerning the Merger. We expect to incur significant costs associated with the completion of the Merger and integrating the operations of the two companies. The exact magnitude of these costs is not yet known.

Our business and financial condition could be constrained by XpresSpa’s outstanding debt.

XpresSpa is obligated under the Senior Secured Note payable to Rockmore, which has an outstanding balance of approximately $6,500,000, with a maturity date of May 1, 2018, with an additional one-year extension if both we and Rockmore consent to such extension. The Senior Secured Note accrues interest of 9.24% per annum, payable monthly, plus an additional 2.0% per annum. XpresSpa has granted Rockmore a security interest in all of its tangible and intangible personal property to secure its obligations under the Senior Secured Note. After the completion of the Merger the debt will remain outstanding as an obligation of XpresSpa, but will be guaranteed by us.

The price of our common stock after the Merger is completed may be affected by factors different from those currently affecting our shares.

Our business differs from the business of XpresSpa and, accordingly, our results of operations and the trading price of our common stock following the completion of the Merger may be significantly affected by factors different from those currently affecting our independent results of operations because after the Merger we will be conducting activities not undertaken by us prior to the completion of the Merger. For a discussion of the businesses of FORM and XpresSpa and of certain factors to consider in connection with those businesses, see the sections entitled “FORM’s Business,” “FORM’s Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “XpresSpa’s Business,” “XpresSpa’s Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our and XpresSpa’s financial statements in the S-4 Registration Statement, including the notes thereto, which are included elsewhere in the S-4 Registration Statement, and the other information contained in the S-4 Registration Statement.

Material weaknesses may exist when we report on the effectiveness of its internal controls over financial reporting for purposes of our reporting requirements after the Merger.

Prior to the Merger, XpresSpa, as a private company, was not subject to Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Therefore, XpresSpa’s management and independent auditors were not required to perform an evaluation of XpresSpa’s internal controls over financial reporting as of December 31, 2015 in accordance with the provisions of Sarbanes-Oxley. Following the completion of the Merger within the expected timeframe, we will be required to provide management’s report on internal control over financial reporting in our Annual Report on Form 10-K for the year ending December 31, 2016, as required by Section 404 of Sarbanes-Oxley. We have not yet assessed the effectiveness of the internal controls for XpresSpa and material weaknesses may exist.

We do not expect to pay cash dividends on our common stock.

We anticipate that we will retain our earnings, if any, for future growth and therefore do not anticipate paying cash dividends on our common stock in the future. Investors seeking cash dividends should not invest in our common stock for that purpose. However, from and after the date of the issuance of any shares of our preferred stock, dividends at the rate per annum of $4.32 per share (which represents 9% per annum) will accrue on such shares (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the our preferred stock).

Anti-takeover provisions in our charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of us difficult.

Our certificate of incorporation and bylaws contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

Because the lack of a public market for XpresSpa’s units makes it difficult to evaluate the fairness of the Merger, XpresSpa’s equity holders may receive consideration in the Merger that is greater than or less than the fair market value of XpresSpa’s units.

The outstanding equity of XpresSpa is privately held and is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of XpresSpa. Since the amount of our common stock, preferred stock and warrants to be issued to XpresSpa’s equity holders was determined based on negotiations between the parties, it is possible that the value of the our common stock, preferred stock and warrants to be issued in connection with the Merger will be greater than the fair market value of XpresSpa. Alternatively, it is possible that the value of the shares of our common stock, preferred stock and warrants to be issued in connection with the Merger will be less than the fair market value of XpresSpa. If the Merger is not completed or is delayed, these risks may materialize and materially and adversely affect our business, financial condition, results of operations, and our stock price.

If any of the events described in “Risks Related to FORM’s Business” or “Risks Related to XpresSpa’s Business” in the S-4 Registration Statement occur, those events could cause the potential benefits of the Merger not to be realized.

Following the completion of the Merger, our current executive officers and certain XpresSpa executive officers and certain of our and XpresSpa’s directors will direct our business and operations. Additionally, XpresSpa’s business is expected to be an important part of our business following the Merger. As a result, the risks described in the sections entitled “Risks Related to FORM’s Business” and “Risks Related to XpresSpa’s Business” in the S-4 Registration Statement are among the significant risks to us if the Merger is completed. To the extent any of the events described in either the section entitled “Risks Related to FORM’s Business” or “Risks Related to XpresSpa’s Business” occur, those events could cause the potential benefits of the Merger not to be realized and the market price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 8, 2016, we entered into subscription agreements for the sale of 750,574 shares of our unregistered common stock to certain holders of XpresSpa, at a purchase price of $2.31 per share, for an aggregate purchase price of $1,734,000. The proceeds were used for the purchase of Series C Preferred Units of XpresSpa. This issuance was made in reliance upon an exemption from the registration requirements pursuant to Section 4(a)(2) under the Securities Act, and Rule 506 promulgated thereunder.

Additionally, we issued 30,000 shares of our unregistered common stock to a third-party consultant for professional services. This issuance was made in reliance upon an exemption from the registration requirements pursuant to Section 4(a)(2) under the Securities Act, and Rule 506 promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC, the unitholders of XpresSpa who are parties thereto and Mistral XH Representative, LLC, as representative of the unitholders, dated as of August 8, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2016).

3.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2016).

10.1	Subscription Agreement, dated as of August 8, 2016, by and between FORM Holdings Corp. and Mistral Spa Holdings, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2016).

10.2	Subscription Agreement and Joinder, dated as of August 8, 2016, by and between XpresSpa Holdings, LLC and FORM Holdings Corp (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 8, 2016).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 2016.

FORM Holdings Corp.

By:	/s/ ANASTASIA NYRKOVSKAYA
Anastasia Nyrkovskaya
Chief Financial Officer
(Principal Financial and Accounting Officer)