Form 10-K
period 2016-12-31
FORM Holdings Corp.
filed 2017-03-30
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 001-34785

FORM Holdings Corp.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer ", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
[Do not check if a smaller reporting company]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the closing sale price of such shares on The NASDAQ Stock Market LLC on June 30, 2016 was $28,369,000.

As of March 30, 2017, 19,198,454 shares of the registrant's common stock are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Annual Report on Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

These risks and uncertainties, many of which are beyond our control, include:

•	the impact of our business and asset acquisitions on our operations and operating results including our ability to realize the expected value and benefits of such acquisitions;

•	our ability to develop and introduce new products and/or develop intellectual property;

•	our ability to protect and maintain our intellectual property rights;

•	our ability to raise additional capital to fund our operations and business plan and the effects that such financing may have on the value of the equity instruments held by our stockholders;

•	our ability to retain key members of our management team;

•	general economic conditions and level of consumer and corporate spending on technology, consumer electronics, health and wellness, and travel;

•	our ability to hire a skilled labor force and the costs associated with that labor;

•	with regard to our retail businesses, our ability to secure new locations, maintain existing ones, and ensure continued customer traffic at those locations;

•	our ability to protect our customers’ financial data and other personal information;

•	the loss of one or more of our significant suppliers or vendors;

•	unexpected trends in the travel, health and wellness, mobile phone, telecom computing, and consumer electronics industries and potential technology and service obsolescence;

•	market acceptance, quality, pricing, availability and useful life of our products and/or services, as well as the mix of our products and services sold;

•	lawsuits, claims, and investigations that may be filed against us and other events that may adversely affect our reputation;

•	our ability to license and monetize our patents, including litigation outcomes; and

•	competitive conditions within our industries.

Forward-looking statements may appear throughout this Annual Report on Form 10-K, including, without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

All references in this Annual Report on Form 10-K to “we,” “us” and “our” refer to FORM Holdings Corp. (prior to May 5, 2016, known as “Vringo, Inc.”), unless the context requires otherwise.

PART I

ITEM 1. BUSINESS

Overview

FORM Holdings Corp (“FORM” or the “Company”) focuses on acquiring and building companies that would benefit from:

•	additional capital;

•	exposure to visibility from the public markets;

•	talent recruiting;

•	rebranding; and

•	implementation of best practices.

Our management team is committed to executing on our strategy. Our focus is on travel, health and wellness, and technology. We limit our scope by only looking at companies with a clear path for growth.

Segments

We currently have four operating segments:

•	XpresSpa

•	Group Mobile

•	FLI Charge

•	Intellectual property

Our Strategy and Outlook

XpresSpa

We acquired XpresSpa on December 23, 2016. XpresSpa is a leading airport retailer of spa services and related products. It is a well-recognized and popular airport spa brand with approximately 50% market share in the United States and nearly three times the number of domestic locations as its closest competitor. It provides nearly 700,000 services per year. As of December 31, 2016, XpresSpa operated 53 total locations in 40 terminals and 22 airports in three countries, the United States, Netherlands, and United Arab Emirates. XpresSpa also sells wellness and travel products through its internet site, www.xpresspa.com. Key services and products include:

•	massage services for the neck, back, feet and whole body;

•	nail care, such as pedicures, manicures and polish changes;

•	travel products such as neck pillows, blankets, massage tools and eye masks.

For over a decade, increased security requirements have led travelers to spend more time at the airport. In addition, in anticipation of the long and often stressful security lines, travelers allow for more time to get through security and, as a result, often experience increased downtime prior to boarding. Consequentially, travelers at large airport hubs spend approximately 75 minutes in the terminal after passing through security.

XpresSpa was developed to address the stress and idle time spent at the airport, allowing travelers to spend this time productively, by relaxing and focusing on personal care and wellness. We believe that XpresSpa is well positioned to benefit from consumers’ growing interest in health and wellness and increasing demand for spa services and related wellness products.

In addition, a confluence of microeconomic events has created favorable conditions for the expansion of retail concepts at airports, in particular, retail concepts that attract higher spending from air travelers. The competition for airplane landings has forced airports to lower landing fees, which in turn has necessitated augmenting their retail offerings to offset budget shortfalls. Infrastructure projects at airports across the country, again intended to make an airport more desirable to airlines, require funding from bond issuances that in turn rely upon, in part, the expected minimum rent guarantees and expected income from concessionaires.

Equally as important to the industry growth is XpresSpa’s flexible retail format. XpresSpa opens multiple locations annually, which have ranged in size from 300 square feet to 3,000 square feet, with a typical size of 1,000 to 1,200 square feet. XpresSpa is able to adapt its operating model to almost any size location available in space constrained airports. This increased flexibility compared to other retail concepts allows XpresSpa to operate multiple stores within an airport, from which it enjoys synergies due to shared labor between stores.

XpresSpa’s total revenues have increased 49% from approximately $29,353,000 in 2012 to $43,820,000 in 2016, largely as a result of the growth in the number of spas, from 28 in January 2012 to 53 in December 2016.

XpresSpa regularly measures comparable store sales, which it defines as current period sales from stores opened more than 12 months compared to those same stores’ sales in the prior year period (“Comp Store Sales”). The measurement of Comp Store Sales on a daily, weekly, monthly and year-to-date basis provides an additional perspective on XpresSpa’s total sales growth when considering the influence of new unit contribution. A reconciliation between Comp Store Sales, which is a non-GAAP measure commonly used in the retail industry, and total revenue as reported on the financial statements is presented below:

(In Thousands)	2012	2013	2014	2015	2016
Comp Store Sales	$21,461	$26,569	$31,441	$34,060	$38,943
Non-Comp Store Sales	7,892	7,326	5,906	4,783	4,877
Total Revenue	$29,353	$33,895	$37,347	$38,843	$43,820

XpresSpa believes that its operating metrics represent an attractive return on invested capital and, as a result, is pursuing new locations at airports and terminals around the country. Historically, XpresSpa has won approximately four out of every five requests for proposal (“RFP”) in which it has participated.

Group Mobile

We acquired Group Mobile on October 15, 2015. Group Mobile provides total hardware solutions, including rugged laptops, tablets, and handheld computers. Group Mobile also markets rugged mobile printers, vehicle computer docking and mounting gear, power accessories, wireless communication products, antennas, carrying cases and other peripherals, accessories and add-ons needed to maximize productivity in a mobile- or field-computing environment. Group Mobile’s professional service offerings are evolving into project lifecycle services including technology consultations, development and deployment, project and asset management, equipment installation, break-fix, hardware service technical support, 24-7 helpdesk and more.

Group Mobile is aggressively pursuing sales of Law Enforcement In-Vehicle “Video and Body-Worn” camera solutions to meet the complex mobile technology demands of thousands of law enforcement agencies and officers in the United States market. Key to the Group Mobile long-term strategy is the complete professional services, post deployment services and lifecycle management of Group Mobile offerings to bring stability to the customer mobile technology platforms.

Group Mobile purchases rugged mobile computing equipment and complementary products from its primary distribution and manufacturing partners and sells them to enterprises, resellers, and retail customers. Our primary customers range from corporations to local governments, emergency first responders and healthcare organizations. We believe that the market for rugged mobile computing products is trending towards an increase in the volume of unit sales combined with declining unit prices as the business transitions from primarily being comprised of laptops to one primarily comprised of rugged tablets. As this transition has occurred, Group Mobile is seeing shortened product life cycles and industry specific devices for segments such as healthcare. Group Mobile sets sale prices based on the market supply and demand characteristics for each particular product. Group Mobile is highly dependent on the end-market demand for rugged mobile computing products, which is influenced by many factors including the introduction of new IT products by Original Equipment Manufacturers (“OEM”), replacement cycles for existing rugged mobile computing products, overall economic growth, local and state budgets, and general business activity.

Product costs represent the single largest expense and product inventory is one of the largest working capital investments for Group Mobile. Group Mobile’s primary suppliers include Synnex Corporation, Ingram Micro Inc., Xplore Technologies Corporation, and Motion Computing, which, combined, represent approximately 81% of Group Mobile’s inventory purchases. We have reseller agreements with most of our OEM and distribution partners. These agreements usually provide for nonexclusive resale and distribution rights. The agreements are generally short-term, subject to periodic renewal, and often contain provisions permitting termination by either our supplier or us without cause upon relatively short notice. Furthermore, product procurement from the OEM suppliers is a highly complex process and, as such, efficient and effective purchasing operations are critical to Group Mobile’s success.

FLI Charge

FLI Charge is an early stage company that designs, develops, licenses, manufactures and markets power transfer and charging solutions. FLI Charge is currently working with partners in several verticals to bring products to market. These verticals include education, office, hospitality, power tools, automotive and consumer electronics, among others.

The FLI Charge ecosystem consists of powered surfaces and enablement chips that seamlessly transfer power to electronic devices. FLI Charge surfaces are connected to a power source or battery. The surfaces have conductive contact strips that provide power and are constantly monitored by control circuitry that immediately halts power transfer if an unapproved load or short-circuit condition is detected. FLI Charge-enabled devices are embedded with the FLI Charge contact enablement that consists of four contact points, known as the FLI Charge “constellation.” The constellation is designed to make an immediate and continuous electrical connection with the contact strips regardless of the device’s position or orientation on the surface. The enablement monitors the power coming from the surface and ensures that the correct amount of power goes to the device. Once an approved FLI Charge device is placed on a surface, power is transferred immediately to charge or power the device.

There are several competing charging technologies on the market or under development today. The most popular competing technology is inductive wireless charging, in which magnetic induction uses a magnetic coil to create resonance, which can transmit energy over a relatively short distance. The amount of power delivered is a function of the size of the coils, and the coils must be aligned and paired within a typical distance of less than one inch. Products utilizing magnetic induction have been available for 10+ years in products such as rechargeable electronic toothbrushes and pace makers. The leading inductive technologies deliver a maximum of 20 watts. Other competing technologies include magnetic resonance, RF harvesting, laser and ultrasound.

FLI Charge launched its consumer product line on Indiegogo, a crowdfunding platform, on June 15, 2016; the campaign was completed on August 15, 2016. FLI Charge delivered products to the participants in the fourth quarter of 2016.

Intellectual Property

Our intellectual property operating segment is engaged in the innovation, development and monetization of intellectual property. Our portfolio consists of patents and patent applications covering ad-insertion, wireless power, and mobile technologies.

We are currently focused on monetizing our technology portfolio through a variety of value enhancing initiatives including, but not limited to, licensing, litigation and strategic partnerships. We are currently asserting patents in litigation related to ad-insertion and remote monitoring.

Recent Developments

XpresSpa Acquisition

On August 8, 2016, we signed an agreement to acquire XpresSpa. On December 23, 2016, we completed the acquisition of XpresSpa for a total purchase consideration of $37,400,000, which includes:

(a)	$1,734,000 in cash which was invested on August 8, 2016.

(b)	2,500,000 shares of FORM common stock, par value $0.01 per share (“FORM Common Stock”).

(c)	494,792 shares of our newly designated Series D Convertible Preferred Stock, par value $0.01 per share, (“FORM Preferred Stock”) with an aggregate initial liquidation preference of $23,750,000.

Pursuant to the terms of the agreement governing the XpresSpa acquisition, in February 2017, in view of unexpected expenses, the parties mutually agreed to reduce the purchase price consideration and, as a result, the total number of shares of FORM Preferred Stock was decreased from 494,792 shares to 491,427 shares with an aggregate initial liquidation preference of $23,588,000, which are initially convertible into 3,931,416 shares of FORM Common Stock, at a conversion price of $6.00 per share. Each holder of FORM Preferred Stock shall be entitled to vote on an as converted basis.

(d)	Five-year warrants to purchase 2,500,000 shares of FORM Common Stock, at an exercise price of $3.00 per share, each subject to adjustment in the event of a stock split, dividend or similar events.

230,208 shares of FORM Preferred Stock, with an estimated fair value of $11,050,000, were placed into an escrow that will be subject to release over an 18 month period once certain conditions are satisfied. The escrow will be used to obtain necessary lease consents from the airports and to cover potential liabilities that may arise after the acquisition, but pertain to the activities before the acquisition.

The FORM Preferred Stock is senior to the FORM Common Stock and the terms of the FORM Preferred Stock contain no restrictions on our ability to issue additional senior preferred securities or our ability to issue additional preferred securities in the future. We have the right, but not the obligation, upon ten trading days’ notice to convert the outstanding shares of FORM Preferred Stock into FORM Common Stock at the then applicable conversion ratio, at any time or from time to time, if the volume weighted average price per share of the FORM Common Stock exceeds $9.00 for over any 20 days in a 30 consecutive trading day period. The term of the FORM Preferred Stock is seven years, after which time we can repay the holders in shares of FORM Common Stock or cash at our election. If we elect to make a payment, or any portion thereof, in shares of FORM Common Stock, the number of shares deliverable (the “Base Shares”) will be based on the volume weighted average price per share of the FORM Common Stock for the 30 trading days prior to the date of calculation (the “Base Price”) plus an additional number of shares of FORM Common Stock (the “Premium Shares”), calculated as follows: (i) if the Base Price is greater than $9.00, no Premium Shares shall be issued, (ii) if the Base Price is greater than $7.00 and equal to or less than $9.00, an additional number of shares equal to 5% of the Base Shares shall be issued, (iii) if the Base Price is greater than $6.00 and equal to or less than $7.00, an additional number of shares equal to 10% of the Base Shares shall be issued, (iv) if the Base Price is greater than $5.00 and equal to or less than $6.00, an additional number of shares equal to 20% of the Base Shares shall be issued and (v) if the Base Price is less than or equal to $5.00, an additional number of shares equal to 25% of the Base Shares shall be issued. The FORM Preferred Stock will accrue interest at 9% per annum.

Assignment of Infrastructure Patent Portfolio

On December 5, 2016, we entered into an agreement with Nokia Corporation (“Nokia”) to assign Nokia rights related to certain patents previously purchased from Nokia. The carrying value of the patents assigned to Nokia prior to the agreement was $1,186,000, which offset the $1,750,000 of royalty payable and resulted in a gain of $564,000 on the disposal of assets, which is included in general and administrative expense in the consolidated statements of operations and comprehensive loss. We retained selected patents previously purchased from Nokia with a carrying value of $50,000 as of December 31, 2016 that are no longer subject to any royalty payments to Nokia.

Senior Secured Notes

As of December 31, 2016, we no longer had an outstanding balance for our Senior Secured Convertible Notes (the “Notes”), as the Notes were repaid in full during the year. The details of our significant transactions during 2016 pertaining to the Notes are described below.

On March 9, 2016, we and the holders (the “Investors”) of our $12,500,000 Notes, which we originally issued in a registered direct offering on May 4, 2015, entered into an exchange note agreement (the “Exchange Note Agreement”). Pursuant to the Exchange Note Agreement, we issued to the Investors an aggregate of 703,644 shares of our common stock, par value $0.01 per share, in exchange for the reduction of $1,267,000 of the outstanding aggregate principal amount of the Notes and $49,000 of accrued interest. As a result, the outstanding aggregate principal amount under the Notes was reduced from $3,016,000 to $1,749,000 as of March 9, 2016.

In addition, on March 9, 2016, with the consent of each of the Investors, we agreed to amend the Notes. Pursuant to the Amended and Restated Senior Secured Notes (the “Amended Notes”) and the Indenture dated May 4, 2015, as supplemented by a First Supplemental Indenture dated May 4, 2015 and further supplemented by a Second Supplemental Indenture (the “Second Supplemental Indenture”) dated March 9, 2016: (i) the Amended Notes are no longer convertible into shares of our common stock and are payable by us on the Maturity Date (as defined below) in cash only, (ii) the Maturity Date of the Amended Notes was extended to June 30, 2017 (the “Maturity Date”), (iii) we discontinued the payment of principal prior to the Maturity Date (subject to certain exceptions), (iv) the interest rate increased from 8% to 10% per annum and accrues on the outstanding aggregate principal amount of the Amended Notes, payable monthly, and (v) we will pay to the Investors on the Maturity Date 102% of the outstanding aggregate principal amount of the Amended Notes. We also agreed to maintain a cash balance (including cash equivalents) of not less than $2,900,000.

We also agreed to reduce the exercise price of the warrants to purchase an aggregate of 537,500 shares of our common stock pursuant to the initial agreement (the “May 2015 Warrants”) from $10.00 to $3.00 per share and we agreed to remove from the May 2015 Warrants certain anti-dilution features. Other terms of the May 2015 Warrants remained the same. Furthermore, in connection with the Amended Notes, we paid a restructuring fee of $50,000 to the Investors.

On July 1, 2016, we repaid in full the Amended Notes that were due on June 30, 2017, including a 15% fee for early repayment. We used an aggregate of $2,011,000 of cash on hand for repayment of the Amended Notes. As a result of the repayment in full of the Amended Notes, all liens on our assets, including intellectual property, were released by the Investors.

Impairment of Patents

Our name change and repositioning as a holding company was deemed a triggering event, which required our patent assets to be tested for impairment. In performing this impairment test, we determined that the patent portfolios, which together represent an asset group, were subject to impairment testing. In the first step of the impairment test, we utilized our projections of future undiscounted cash flows based on our existing plans for the patents. As a result, it was determined that our projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, we performed the second step of the impairment test to measure the potential impairment by calculating the asset group’s fair value as of May 6, 2016. As a result, following amortization for the month of April, we recorded an impairment charge of $11,937,000, which resulted in a new carrying value of $1,526,000 on May 6, 2016. Following the impairment, we reevaluated the remaining useful life of the patent assets and concluded that there were no changes.

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

Reverse Stock Split

Unless otherwise noted, the information contained in these consolidated financial statements gives effect to a one-for-ten reverse stock split of our common stock effected on November 27, 2015 (the “Reverse Stock Split”) on a retroactive basis for all periods presented.

Competition

Each of our four reporting segments operates in different competitive environments.

XpresSpa

XpresSpa operates 53 locations, which includes 49 domestic locations and four international locations. Our domestic units operate within many of the largest and most heavily trafficked airports in the United States. The competitive landscape for wellness service providers in airports consists of approximately 110 spas across North America. XpresSpa’s 49 domestic units represent approximately 45% of the total North American market. The balance of the North American market is highly fragmented and is represented largely by small, privately-owned entities that operate one or two locations in a single airport. Only three other market participants operate 10 or more airport locations in the United States. The largest domestic competitor operates 18 locations in eight airports. Outside of North America, this same competitor operates 18 locations in seven international airports.

Group Mobile

Our rugged devices reselling business is regionally focused with the majority of our customers having direct relationships with local sales staff. Most competitors are private companies that have limited infrastructure. We believe that our key competitive advantages are knowledge, service and breadth of products relative to these competitors. As we grow the business, we also believe that we will be able to further improve our service and overall shopping experience.

FLI Charge

There are several competing wire-free power and charging technologies on the market or under development today. The most popular competing technology is inductive wireless charging, in which magnetic induction uses a magnetic coil to create resonance, which can transmit energy over very short distances. Power is delivered as a function of coil size, and coils must be directly paired within a typical distance of less than one inch. Products utilizing magnetic induction have been available for 10+ years and include rechargeable electronic toothbrushes and pace makers. Other competing technologies include magnetic resonance, RF harvesting, laser and ultrasound. Most competitors utilize these competing technologies and not our technology.

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

Employees

As of March 15, 2017, we and our subsidiaries had 673 full-time and 90 part-time employees. XpresSpa had 58 full-time employees in San Francisco International Airport, who are represented by a labor union and are covered by a collective bargaining agreement. XpresSpa had 25 full-time employees in Los Angeles International Airport, who are represented by a labor union and, starting in March 2017, will be covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

Our Company

We were incorporated in Delaware as a corporation on January 9, 2006 and completed an initial public offering in June 2010. On May 6, 2016, we changed our name to FORM Holdings Corp. from Vringo Inc. and concurrently announced our repositioning as a holding company of small and middle market growth companies. Our common stock, par value $0.01 per share, which was previously listed on The NASDAQ Capital Market under the trading symbol “VRNG,” has been listed under the trading symbol “FH” since May 9, 2016. Our principal executive offices are located at 780 Third Avenue, 12th Floor, New York, New York 10017. Our telephone number is (212) 309-7549 and our website address is www.formholdings.com. We also operate the following websites: www.xpresspa.com, www.groupmobile.com and www.flicharge.com. References in this Annual Report on Form 10-K to these website addresses do not constitute incorporation by reference of the information contained on the website. We make our filings with the Securities and Exchange Commission, or the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and amendments to the foregoing reports, available free of charge on or through our website as soon as reasonably practicable after we file these reports with, or furnish such reports to, the SEC. In addition, we post the following information on our website:

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

We may choose to raise additional funds in connection with any potential acquisition of operating businesses or other assets. In addition, we may also need additional funds to respond to business opportunities and challenges, including our ongoing operating expenses, protection of our assets, development of new lines of business and enhancement of our operating infrastructure. While we may need to seek additional funding, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our business plans. Any such financing that we undertake will likely be dilutive to our current stockholders.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2016, we had federal net operating loss carryforwards (“NOL”s) of $138,915,000 which expire 20 years from the respective tax years to which they relate. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Additionally, United States tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

Risks Related to our Merger with XpresSpa (the “Merger”)

We may not realize the potential value and benefits created by the Merger.

The success of the Merger will depend, in part, on our ability to realize the expected potential value and benefits created from integrating our existing businesses with XpresSpa’s business, which includes the maximization of the economic benefits of our strategic vision and plans, cash balances (which, in the case of XpresSpa, would be used for the build-out of new airport locations), financial reporting and analysis functions and legal expertise. The integration process may be complex, costly, and time-consuming. The difficulties of integrating the operations of XpresSpa’s business could include, among others:

•	failure to implement our business plan;

•	unanticipated issues in integrating the business of both companies;

•	loss of key employees with knowledge of our or XpresSpa’s historical business and operations;

•	unanticipated changes in applicable laws and regulations; and

•	other unanticipated issues, expenses, or liabilities that could impact, among other things, our ability to realize any expected benefits on a timely basis, or at all.

We may not accomplish the integration of XpresSpa’s business smoothly, successfully, or within the anticipated costs or time frame. The diversion of the attention of management from our current operations to the integration effort and any difficulties encountered in combining businesses could prevent us from realizing the full expected potential value and benefits to result from the Merger and could adversely affect our business. In addition, the integration efforts could divert our and XpresSpa’s focus and resources from other strategic opportunities and operational matters during the integration process. We are dependent on certain key personnel, and the loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations. Our success and future prospects largely depend on the skills, experience and efforts of our and XpresSpa’s key personnel, including Andrew D. Perlman, our current Chief Executive Officer and Director, and Edward Jankowski, XpresSpa’s Chief Executive Officer. The loss of Mr. Perlman or Mr. Jankowski or other of our or XpresSpa’s executives, or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.

Our success will depend in part on relationships with third parties, which relationships may be affected by third-party preferences or public attitudes about the Merger. Any adverse changes in these relationships could adversely affect our business, financial condition, or results of operations.

Our success is dependent on our ability to maintain and renew our and XpresSpa’s business relationships and to establish new business relationships. There can be no assurance that our management will be able to maintain such business relationships, or enter into or maintain new business contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on our business, financial condition, or results of operations.

Our business and financial condition could be constrained by XpresSpa’s outstanding debt.

XpresSpa is obligated under the Senior Secured Note payable to Rockmore Investment Master Fund Ltd. (“Rockmore”), a related party, which has an outstanding balance of approximately $6,500,000, with a maturity date of May 1, 2018, with an additional one-year extension if both we and Rockmore consent to such extension. The Senior Secured Note accrues interest of 11.24% per annum. XpresSpa has granted Rockmore a security interest in all of its tangible and intangible personal property to secure its obligations under the Senior Secured Note. After the completion of the Merger the debt remains outstanding as an obligation of XpresSpa, but is guaranteed by us.

Material weaknesses may exist when we report on the effectiveness of our internal controls over financial reporting for purposes of our reporting requirements.

Prior to the Merger, XpresSpa, as a private company, was not subject to Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Therefore, XpresSpa’s management and independent auditors were not required to perform an evaluation of XpresSpa’s internal controls over financial reporting as of December 31, 2015 in accordance with the provisions of Sarbanes-Oxley. We are required to provide management’s report on internal control over financial reporting in our Annual Report on Form 10-K, as required by Section 404 of Sarbanes-Oxley. We have not yet assessed the effectiveness of the internal controls for XpresSpa; however, we are not currently aware of any negative indicators.

Because the lack of a public market for XpresSpa’s units makes it difficult to evaluate the fairness of the Merger, XpresSpa’s equity holders may have received or receive consideration in the Merger that is greater than or less than the fair market value of XpresSpa’s units.

The outstanding equity of XpresSpa is privately held and is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of XpresSpa. Since the amount of our common stock, preferred stock and warrants to be issued to XpresSpa’s equity holders was determined based on negotiations between the parties, it is possible that the value of our common stock, preferred stock and warrants issued or to be issued in connection with the Merger will be greater than the fair market value of XpresSpa. Alternatively, it is possible that the value of the shares of our common stock, preferred stock and warrants issued or to be issued in connection with the Merger will be less than the fair market value of XpresSpa.

The issuance of our securities to XpresSpa equity holders in connection with the Merger diluted the voting power of our current stockholders.

Pursuant to the terms of the Merger Agreement, we issued to XpresSpa unit holders shares of our common stock and warrants to purchase shares of our common stock, and have issued shares of our preferred stock thereto. Without taking into account any shares of our common stock held by XpresSpa equity holders prior to the completion of the Merger but assuming that all shares held in escrow are released to the former equity holders of XpresSpa, the former equity holders of XpresSpa own approximately 18% of our outstanding common stock (or 33% of our outstanding common stock calculated on a fully diluted basis) and our stockholders prior to the Merger own approximately 82% of our outstanding common stock (or 67% of our outstanding common stock calculated on a fully diluted basis). In addition, the holders of our preferred stock have certain voting rights as specified in the Certificate of Designation of Preferences, Rights and Limitations of FORM Preferred Stock. Accordingly, the issuance of shares of our common stock and our preferred stock to XpresSpa equity holders in connection with the Merger reduced the relative voting power of each share of our common stock held by our current stockholders.

If we exercise the option to repay the preferred stock issued in connection with the Merger in stock rather than cash, such repayment may result in the issuance of a large number of shares of common stock which may have a negative effect on the trading price of our common stock as well as a dilutive effect.

Pursuant to the terms of the FORM Preferred Stock issued in connection with the Merger, on the seven-year anniversary of the initial issuance date of the shares of FORM Preferred Stock, December 23, 2024, we may repay each share of FORM Preferred Stock, at our option, in cash, by delivery of shares of common stock or through any combination thereof. If we elect to make a payment, or any portion thereof, in shares of common stock, the number of shares deliverable (the “Base Shares”) will be based on the volume weighted average price per share of our common stock for the thirty trading days prior to the date of calculation (the “Base Price”) plus an additional number of shares of common stock (the “Premium Shares”), calculated as follows: (i) if the Base Price is greater than $9.00, no Premium Shares shall be issued, (ii) if the Base Price is greater than $7.00 and equal to or less than $9.00, an additional number of shares equal to 5% of the Base Shares shall be issued, (iii) if the Base Price is greater than $6.00 and equal to or less than $7.00, an additional number of shares equal to 10% of the Base Shares shall be issued, (iv) if the Base Price is greater than $5.00 and equal to or less than $6.00, an additional number of shares equal to 20% of the Base Shares shall be issued and (v) if the Base Price is less than or equal to $5.00, an additional number of shares equal to 25% of the Base Shares shall be issued. Accordingly, if the volume weighted average price per share of our common stock is below $9.00 per share as of the time of repayment and we exercise the option to make such repayment in shares of our common stock, a large number of shares of our common stock may be issued to the holders of the FORM Preferred Stock upon maturity which may have a negative effect on the trading price of our common stock. At the seven year maturity date of the FORM Preferred Stock (which shall be the date that is seven years from the closing date of the Merger), we, at our election, may decide to issue shares of our common stock based on the formula set forth above or to re-pay in cash all or any portion of the FORM Preferred Stock.

On December 23, 2023, upon the maturity of the FORM Preferred Stock, when determining whether to repay the FORM Preferred Stock in cash or shares of common stock, we expect to consider a number of factors, including our cash position, the price of our common stock and our capital structure at such time. Because we do not have to make a determination as to which option to elect until 2023, it is impossible to predict whether it is more or less likely to repay in cash, stock or a portion of each.

The price of our common stock after the Merger may be affected by factors different from those which affected our shares prior to the Merger.

Our business differs from the business of XpresSpa and, accordingly, our results of operations and the trading price of our common stock following the completion of the Merger may be significantly affected by factors different from those that affected our independent results of operations, as we now conduct activities not undertaken by us prior to the Merger.

If any of the events described in ‘‘Risks Related to our Merger with XpresSpa or ‘‘Risks Related to our Business Operations’’ regarding XpresSpa occur, those events could cause the potential benefits of the Merger not to be realized.

Following the completion of the Merger, our current executive officers and certain XpresSpa executive officers and our directors and certain XpresSpa directors direct our business and operations. Additionally, XpresSpa’s business is expected to be an important part of our business following the Merger. As a result, the risks described below in the sections entitled ‘‘Risks Related to our Merger with XpresSpa” or “Risks Related to our Business Operations” regarding XpresSpa herein are among our significant risks. To the extent any of the events described below in either section occur, those events could cause the potential benefits of the Merger not to be realized and the market price of our common stock to decline.

Risks Related to our Business Operations

Future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition and results of operations.

We strive to be a diversified holding company that owns interests in a number of different businesses. We have in the past, and may in the future, acquire businesses or make investments, directly or indirectly through our subsidiaries, that involve unknown risks, some of which will be particular to the industry in which the investment or acquisition targets operate, including risks in industries with which we are not familiar or experienced. Although we intend to conduct appropriate business, financial and legal due diligence in connection with the evaluation of future investment or acquisition opportunities, there can be no assurance that our due diligence investigations will identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal and operational risks raised by such investments or acquisitions, especially if we are unfamiliar with the relevant industry. The realization of any unknown risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of the investments or acquisitions, which could adversely affect our financial condition, liquidity, results of operations, and trading price.

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

Anti-takeover provisions of Delaware law, provisions in our charter and bylaws and our stockholder rights plan could prevent or frustrate attempts by stockholders to change our board of directors or current management and could make a third-party acquisition of control of us difficult.

We are a Delaware corporation and, as such, certain provisions of Delaware law could prevent or frustrate attempts by stockholders to change the board of directors or current management, or could delay, discourage or make more difficult a third-party acquisition of control of us, even if the change in control would be beneficial to stockholders or the stockholders regard it as such. We are subject to the provisions of Section 203 of the DGCL, which prohibits certain “business combination” transactions (as defined in Section 203) with an “interested stockholder” (defined in Section 203 as a 15% or greater stockholder) for a period of three years after a stockholder becomes an “interested stockholder,” unless the attaining of “interested stockholder” status or the transaction is pre-approved by our Board of Directors, the transaction results in the attainment of at least an 85% ownership level by an acquirer or the transaction is later approved by our Board of Directors and by our stockholders by at least a 66 2/3 percent vote of our stockholders other than the “interested stockholder,” each as specifically provided in Section 203. We have also adopted a shareholder rights plan in the form of the Rights Agreement, designed to help protect and preserve our substantial tax attributes primarily associated with our NOLs and research tax credits under Sections 382 and 383 of the Internal Revenue Code and related United States Treasury regulations. Although this is not the purpose of the Rights Agreement, it could have the effect of making it uneconomical for a third party to acquire us on a hostile basis.

These provisions of the DGCL, our certificate of incorporation and bylaws, and the Rights Agreement may delay, discourage or make more difficult certain types of transactions in which our stockholders might otherwise receive a premium for their shares over the current market price, and might limit the ability of our stockholders to approve transactions that they think may be in their best interest.

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

We and our subsidiaries have been, are, and may become involved in litigation that could divert management’s attention and harm our businesses.

Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our businesses. We may be exposed to claims against us even if no wrongdoing has occurred. Responding to such claims, regardless of their merit, can be time-consuming, costly to defend, disruptive to our management’s attention and to our resources, damaging to our reputation and brand, and may cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations.

XpresSpa is reliant on international and domestic airplane travel, and the time that airline passengers spend in United States airports post-security. A decrease in airline travel, a decrease in the desire of customers to buy spa services and products, or decreased time spent in airports would negatively impact XpresSpa’s revenues.

XpresSpa depends upon a large number of airplane travelers with the psychographic propensity for health and wellness, and in particular spa treatments and products, spending significant time post-Transportation Security Administration (“TSA”) security clearance check points.

If the number of airline travelers in the United States decreases, if the time that these travelers spend post-TSA security decreases, and/or if travelers ability or willingness to pay for XpresSpa’s products and services diminishes, this could have an adverse effect on XpresSpa’s growth, business activities, cash flow, financial condition and results of operations. Some reasons for these events could include:

•	terrorist activities impacting either domestic or international travel through airports where XpresSpa operates, causing fear of flying, flight cancellations, or an economic downturn;

•	a decrease in business spending that impacts business travel, such as a recession;

•	a decrease in consumer spending that impacts United States leisure travel, such as a recession or a stock market downturn or a change in consumer lending regulations impacting available credit for leisure travel;

•	an increase in airfare prices that impacts the willingness of United States air travelers to fly, such as an increase in oil prices or heightened taxation from federal or other aviation authorities;

•	an increase in airplane accident rates, causing United States travelers to decrease the amount that they fly;

•	scientific studies that malign the use of spa services or the products used in spa services, such as the impact of certain chemicals and procedures on health and wellness; or

•	streamlined TSA security screening checkpoints, which could decrease the wait time at checkpoints and therefore the time air travelers budget for spending time at the airport.

XpresSpa’s operating results may fluctuate significantly due to certain factors, some of which are beyond its control.

XpresSpa’s operating results may fluctuate from period to period significantly because of several factors, including:

•	the timing and size of new unit openings, particularly the launch of new terminals;

•	passenger traffic and seasonality of air travel;

•	changes in the price and availability of supplies;

•	macroeconomic conditions, both nationally and locally;

•	changes in consumer preferences and competitive conditions;

•	expansion to new markets and new locations; and

•	increases in infrastructure costs including those costs associated with the build-out of new concession locations and renovating existing concession locations.

XpresSpa’s operating results may fluctuate significantly as a result of the factors discussed above. Accordingly, results for any period are not necessarily indicative of results to be expected for any other period or for any year.

XpresSpa’s expansion into new airports may present increased risks due to its unfamiliarity with those areas.

XpresSpa’s growth strategy depends upon expanding into markets where it has little or no meaningful operating experience. Those locations may have demographic characteristics, consumer tastes and discretionary spending patterns that are different from those in the markets where its existing operations are located. As a result, new airport terminal operations may be less successful than its concession locations in its current airport terminals. XpresSpa may find it more difficult in new markets to hire, motivate and keep qualified employees who can project its vision, passion and culture. XpresSpa may also be unfamiliar with local laws, regulations and administrative procedures, including the procurement of spa services retail licenses, in new markets which could delay the build-out of new concession locations and prevent it from achieving its target revenues on a timely basis. Operations in new markets may also have lower average revenues or enplanements than in the markets where XpresSpa currently operates. Operations in new markets may also take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby negatively affecting XpresSpa’s results of operations.

XpresSpa currently relies on a skilled, licensed labor force to provide spa services, and the supply of this labor force is finite. If XpresSpa cannot hire adequate staff for its locations, it will not be able to operate.

XpresSpa has approximately 720 employees in its locations. Excluding some dedicated retail staff, the majority of these employees are licensed to perform spa services, and hold such licenses as masseuses, nail technicians, aestheticians, barbers and master barbers. The demand for these licensed technicians has been increasing as more consumers gravitate to health and wellness treatments such as spa services. XpresSpa competes not only with other airport-based spa companies but with spa companies outside of the airport for this skilled labor force. In addition, all staff hired by XpresSpa must pass the background checks and security clearances necessary to work in airport locations. If XpresSpa is unable to attract and retain qualified staff to work in its airport locations, its ability to operate will be impacted negatively.

XpresSpa’s labor force could unionize, putting upward pressure on labor costs.

Currently, two XpresSpa locations have a labor force which is unionized. Major players in labor organization, and in particular “Unite Here!” which represents 33,000 employees in the airport concessions and airline catering industries, could target XpresSpa locations for its unionization efforts. In the event of the successful unionization of all of XpresSpa’s labor force, XpresSpa would likely incur additional costs in the form of higher wages, more benefits such as vacation and sick leave, and potentially also higher health care insurance costs.

XpresSpa competes for new locations in airports, and may not be able to secure new locations.

XpresSpa participates in the highly competitive and lucrative airport concessions industry, and as a result competes for retail leases with a variety of larger, better capitalized concessions companies as well as smaller, mid-tier and single unit operators. Frequently, an airport includes a spa concept within its retail product set and, in those instances, XpresSpa competes primarily with BeRelax, Terminal Getaway, Massage Bar and 10 Minute Manicure.

XpresSpa’s leases may be terminated, either for convenience by the landlord or as a result of an XpresSpa default.

XpresSpa has store locations and kiosks in a number of airports in which the landlord, with prior written notice to XpresSpa, can terminate XpresSpa’s lease, including for convenience or as necessary for airport purposes or operations. If a landlord elects to terminate a lease at an airport, XpresSpa may have to shut down one or more store locations at that airport.

Additionally, XpresSpa leases have numerous provisions governing the operation of XpresSpa’s stores. Violation of one or more of these provisions, even unintentionally, may result in the landlord finding that XpresSpa is in default of the lease. Violation of lease provisions may result in fines and, in some cases, termination of a lease.

XpresSpa’s ability to operate depends on the traffic patterns of the terminals in which it operates, and the cessation or disruption of air traveler traffic in these terminals would negatively impact XpresSpa’s addressable market.

XpresSpa depends on a high volume of air travelers in its terminals. It is possible that a terminal in which XpresSpa operates could become subject to a lower volume of air travelers, which would significantly impact traffic near and around XpresSpa locations and therefore its total addressable market. Lower volume in a terminal could be caused by:

•	terminal construction that results in the temporary or permanent closure of a unit, or adversely impacts the volume or pattern of traffic flows within an airport;

•	an airline utilizing an airport in which XpresSpa operates could abandon that airport or an individual terminal in favor of other airports or terminals, or because it is contracting operations; or

•	adverse weather conditions could cause damage to the terminal or airport in which XpresSpa operates, resulting in the temporary or permanent closure of a unit.

Failure to comply with minimum airport concession disadvantaged business enterprise participation goals and requirements could lead to lost business opportunities or the loss of existing business.

A number of XpresSpa’s leases contain minimum Airport Concession Disadvantaged Business Enterprise (“ACDBE”) participation requirements, and bidding on or submitting proposals for new concession contracts often requires that XpresSpa meets or uses good faith efforts to meet certain minimum ACDBE participation requirements. If XpresSpa fails to comply with the minimum ACDBE participation requirements, XpresSpa may be held responsible for a breach of contract, which could result in the termination of a lease and impairment of XpresSpa’s ability to bid on or obtain future concession contracts. To the extent that XpresSpa leases are terminated and XpresSpa is required to shut down one or more store locations, there could be a material adverse impact to its business and results of operations.

Continued minimum wage increases would negatively impact XpresSpa’s cost of labor.

XpresSpa compensates its licensed technicians via a formula that includes commissions. As a result, an increase in the minimum wage would increase XpresSpa’s cost of labor.

If XpresSpa is unable to protect its customers’ credit card data and other personal information, XpresSpa could be exposed to data loss, litigation and liability, and its reputation could be significantly harmed.

Privacy protection is increasingly demanding, and the use of electronic payment methods and collection of other personal information, including order history, travel history and other preferences, exposes XpresSpa to increased risk of privacy and/or security breaches as well as other risks. The majority of XpresSpa’s sales are by credit or debit cards. Additionally, XpresSpa collects and stores personal information from individuals, including its customers and employees.

XpresSpa may experience security breaches in which credit and debit card information or other personal information is stolen in the future. Although XpresSpa uses secure private networks to transmit confidential information, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit and debit card sales, and its security measures and those of technology vendors may not effectively prohibit others from obtaining improper access to this information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time, which may cause a breach to go undetected for an extensive period of time. Advances in computer and software capabilities, new tools, and other developments may increase the risk of such a breach. Further, the systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payments themselves, all of which can put electronic payment at risk, are determined and controlled by the payment card industry, not by XpresSpa. In addition, contractors, or third parties with whom XpresSpa does business or to whom XpresSpa outsources business operations may attempt to circumvent its security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. If a person is able to circumvent XpresSpa’s security measures or those of third parties, he or she could destroy or steal valuable information or disrupt XpresSpa’s operations. XpresSpa may become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and XpresSpa may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause XpresSpa to incur significant unplanned expenses, which could have an adverse effect on its business or results of operations. Further, adverse publicity resulting from these allegations could significantly harm its reputation and may have a material adverse effect on it. Although XpresSpa carries cyber liability insurance to protect against these risks, there can be no assurance that such insurance will provide adequate levels of coverage against all potential claims.

Negative social media regarding XpresSpa could result in decreased revenues and impact XpresSpa’s ability to recruit workers.

XpresSpa’s affinity among consumers is highly dependent on their positive feelings about the brand, its customer service and the range and quality of services and products that it offers. A negative customer experience that is posted to social media outlets and is distributed virally could tarnish XpresSpa’s brand and its customers may opt to no longer engage with the brand.

XpresSpa employs people in multiple different jurisdictions, and the employment laws of those jurisdictions are subject to change. In addition, its services are regulated through government-issued operating licenses. Noncompliance with applicable laws could result in employee lawsuits or legal action taken by government authorities.

XpresSpa must comply with a variety of employment and business practices laws across the United States, Netherlands, and United Arab Emirates. XpresSpa monitors the laws governing its activities, but in the event it does not become aware of a new regulation or fails to comply with a regulation, it could be subject to disciplinary action by governing bodies and potentially employee lawsuits.

XpresSpa is not currently cash flow positive, and will depend on funding from us to open new locations. In the event that capital is unavailable from us, XpresSpa will not be able to open new locations.

Throughout its operating history, XpresSpa has not generated sufficient cash from operations to fund its new store development. As a result, it will be dependent upon us to fund its new location growth until such time as it can produce enough cash to profitably fund its own location growth.

XpresSpa sources, develops and sells products that may result in product liability defense costs and product liability payments.

The ingredients in XpresSpa’s products contain ingredients that are deemed to be safe by the United States Federal Drug Administration and the Federal Food, Drug and Cosmetics Act. However, there is no guarantee that these ingredients will not cause adverse health effects to some consumers given the wide range of ingredients and allergies amongst the general population. XpresSpa may face substantial product liability exposure for products it sells to the general public or that is uses in its services. Product liability claims, regardless of their merits, could be costly and divert management’s attention, and adversely affect XpresSpa’s reputation and the demand for its products and services. XpresSpa to date has not been named as a defendant in any product liability action.

The mobile and/or rugged computing industry is characterized by rapid technological change, and the success of Group Mobile depends upon the frequent enhancement of existing products and services and timely introduction of new products and services that meet Group Mobile’s customers’ needs.

Customer requirements for mobile computing products and services are rapidly evolving and technological changes in the industry occur rapidly. To keep up with new customer requirements and distinguish Group Mobile from its competitors in the business of reselling rugged devices, Group Mobile must frequently introduce new products and services and enhancements of existing products and services. Enhancing existing products and services and developing new products and services is a complex and uncertain process. Furthermore, Group Mobile may not be able to launch new or improved products or services before its competition launches comparable products or services. Any of these factors could cause Group Mobile’s business or results of operations to suffer.

Group Mobile depends on a small number of OEMs to supply the products and services that it sells and the loss of, or a material change in, a business relationship with a major OEM supplier, could adversely affect our operations, cash flow, and financial position.

Group Mobile’s future success is highly dependent on its relationships with a small number of OEM suppliers. Group Mobile’s primary suppliers include Synnex Corporation, Ingram Micro Inc., Xplore Technologies Corporation, and Motion Computing, which combined represent approximately 81% of Group Mobile’s inventory purchases. OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationship with any of our major OEM suppliers, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our operations, cash flows, and financial position. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our operations, cash flows, and financial position.

Group Mobile’s and FLI Charge’s businesses depend upon their ability to keep pace with the latest technological changes and their failure to do so could make Group Mobile and FLI Charge less competitive in their respective industries.

The market for Group Mobile’s and FLI Charge’s products and services is characterized by rapid change and technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. Products using new technologies or emerging industry standards could make Group Mobile’s and FLI Charge’s products and services less attractive. Furthermore, Group Mobile’s and FLI Charge’s competitors may have access to technology not available to Group Mobile and FLI Charge, which may enable them to produce products of greater interest to consumers or at a more competitive cost. Failure to respond in a timely and cost-effective way to these technological developments may result in serious harm to Group Mobile’s and FLI Charge’s businesses and operating results. As a result, Group Mobile’s and FLI Charge’s success will depend, in part, on their ability to develop and market product and service offerings that respond in a timely manner to the technological advances available to Group Mobile’s and FLI Charge’s customers, evolving industry standards and changing preferences.

If FLI Charge successfully commercially launches a product, and its product does not achieve widespread market acceptance, it will not be able to generate the revenue necessary to support its business.

Achieving acceptance of a wire-free recharging system as a preferred method to recharge fixed and mobile electronic devices will be crucial to FLI Charge’s continued success. Consumers and commercial customers will not begin to use or increase the use of FLI Charge’s product unless they agree that the convenience of its solution would be worth the additional expense of purchasing the FLI Charge system. FLI Charge has no history of marketing any product and it and its commercialization partners may fail to generate significant interest in the initial commercial products or any other product it or its partners may develop. These and other factors, including the following factors, may affect the rate and level of the market acceptance:

•	its products’ price relative to other products or competing methods of recharging;

•	the effectiveness of its sales and marketing efforts;

•	the support and rate of acceptance of its technology and solutions including with its joint development partners;

•	perception by both individual and enterprise users of its system’s convenience, safety and efficiency;

•	press and blog coverage, social media coverage, and other publicity and public relations; and

•	regulatory developments related to marketing its products or their inclusion in others’ products.

If FLI Charge is unable to achieve or maintain market acceptance, its business would be significantly harmed.

The consumer electronics and mobile computing industries are subject to intense competition and rapid technological change, which may result in products or new solutions that are superior to FLI Charge’s technology under development or other future products it may bring to market from time to time. If FLI Charge is unable to anticipate or keep pace with changes in the marketplace and the direction of technological innovation and customer demands, its products may become less useful or obsolete and its operating results will suffer.

The consumer electronics and mobile computing industries in general and the power, recharging and alternative recharging segments of that industry in particular are subject to intense and increasing competition and rapidly evolving technologies. Because FLI Charge’s products are expected to have long development cycles, it must anticipate changes in the marketplace and the direction of technological innovation and customer demands. To compete successfully, it will need to demonstrate the advantages of its products and technologies over well-established alternative solutions, products and technologies, as well as newer methods of power delivery and convince consumers and enterprises of the advantages of its products and technologies.

FLI Charge intends to pursue licensing of its wire-free charging technology as a means of commercialization but it may not be able to secure advantageous license agreements.

FLI Charge is pursuing the licensing of its wire-free technology as a means of commercialization. There can be no assurance that it will be able to achieve partnerships and reach licensing arrangements. Furthermore, the timing and volume of revenue earned from license agreements will be outside of FLI Charge’s control.

Group Mobile and FLI Charge could become subject to product liability claims, product recalls, warranty claims, and other potential liability risks that could be expensive, divert management’s attention and harm their businesses.

The nature of Group Mobile’s and FLI Charge’s businesses exposes them to potential liability risks that are inherent in the marketing and sale of products used by consumers. Group Mobile or FLI Charge may be held liable if their technology under development now or in the future causes injury or death or is found otherwise unsuitable during usage. Group Mobile’s and FLI Charge’s technology incorporates sophisticated components and computer software. Complex software can contain errors, particularly when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after installation. In addition, if a product sold by Group Mobile or FLI Charge is defective, whether due to design or manufacturing defects, improper use of the product or other reasons, they or their strategic partners may be required to notify regulatory authorities and/or to recall the product. A required notification to a regulatory authority or recall could result in an investigation by regulatory authorities of their products, which could in turn result in required recalls, restrictions on the sale of the products or other penalties. The adverse publicity resulting from any of these actions could adversely affect the perception of their customers and potential customers. These investigations or recalls, especially if accompanied by unfavorable publicity, could result in substantial costs, loss of revenue and damage to their reputation, each of which would harm their businesses.

We have commenced legal proceedings and/or licensing discussions with security, content distribution and/or telecommunications companies. We expect proceedings to be time-consuming, which may adversely affect our ability to operate our business. We expect that licensing discussions may be time consuming and may either, absent any litigation we initiate, fail to lead to a license, or may result in litigations commenced by the potential licensee.

To license or otherwise monetize the patent assets that we own, we have commenced legal proceedings and/or attempted to commence licensing discussions with a number of companies, during the course of which we allege that such companies infringe one or more of our patents. The future viability of our licensing program is highly dependent on the outcome of these discussions, and there is a risk that we may be unable to achieve the results we desire from such negotiations and be forced either to accept minimal royalties or commence litigations against the alleged infringer. In addition, the recipients of our licensing overtures have substantially more resources than we do, which could make our licensing efforts more difficult. Furthermore, due to changes in the approach to patent laws around the world it has become much easier for potential licensees to commence proceedings to revoke or otherwise nullify our patents in lieu of engaging in bona fide licensing discussions. There is a real risk that any potential licensee we approach would rather commence proceedings to revoke our patents than engage in any licensing discussions whatsoever.

We anticipate that any legal proceedings could continue for several years. While we endeavor, where possible, to engage counsel on a full or partial contingency basis, proceedings may commence that fall outside of contingency arrangements with counsel and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, we may be forced to litigate against other parties in addition to the originally named defendants. Our adversaries may allege defenses and/or file counterclaims for, among other things, revocation of our patents or file collateral litigations in an effort to avoid or limit liability and damages for patent infringement. If such actions by our adversaries are successful, they may preclude our ability to derive licensing revenue from the patents being asserted.

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

Patent litigation is inherently risky and the outcome is uncertain. Some of the parties that we believe infringe on our patents are large and well-financed companies with substantially greater resources than ours. We believe that these parties may devote a substantial amount of resources in an attempt to avoid or limit a finding that they are liable for infringing on our patents or, in the event liability is found, to avoid or limit the amount of associated damages. In addition, there is a risk that these parties may file reexaminations or other proceedings with the USPTO or other government agencies in the United States or abroad in an attempt to invalidate, narrow the scope or render unenforceable the patents we own. In addition, as part of our ongoing legal proceedings, the validity and/or enforceability of our patents-in-suit is often challenged in a court or an administrative proceeding.

We may not be able to successfully monetize our patents and, thus, we may fail to realize all of the anticipated benefits of acquisitions from third parties.

There is no assurance that we will be able to successfully monetize the patent portfolios that we acquired from third parties. The patents we acquired could fail to produce anticipated benefits, or could have other adverse effects that we currently do not foresee.

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

Intellectual property is the subject of intense scrutiny by the courts, legislatures and executive branches of governments around the world. Various patent offices, governments or intergovernmental bodies may implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders and such changes could negatively affect licensing efforts and/or litigations. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect our ability to assert our patent or other intellectual property rights.

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

Part of our business may include the internal development of new inventions or intellectual property that we may seek to monetize. However, this aspect of our business would likely require significant capital and would take time to achieve. Such activities could also distract our management team from our present business initiatives, which could have a material and adverse effect on our business. There is also the risk that our initiatives in this regard would not yield any viable new inventions or technology, which would lead to a loss of our investments in time and resources in such activities.

We cannot be certain that patents will be issued as a result of any future applications, or that any of our patents, once issued, will provide us with adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we will be the first to make our additional new inventions or to file patent applications covering those inventions. It is also possible that others may have obtained or may obtain issued patents that could prevent us from commercializing our products or services or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. As to those patents that we may license or monetize, our rights will depend on maintaining our obligations to the third parties under the applicable license agreement, and we may be unable to do so. Our failure to obtain or maintain intellectual property rights for our inventions would lead to the loss of our investments in such activities, which would have a material and adverse effect on our company.

Moreover, patent application delays could cause delays in recognizing revenue from our internally generated patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

Risks Related to our Capital Stock

Stock prices can be volatile, and this volatility may depress the price of our common stock.

The stock market has experienced significant price and volume fluctuations, which have affected the market price of many companies in ways that may have been unrelated to those companies’ operating performance. Furthermore, we believe that our stock price may reflect certain future growth and profitability expectations. If we fail to meet these expectations, then our stock price may significantly decline, which could have an adverse impact on investor confidence. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, including, among others, the following:

•	additions to or departures of our key personnel;

•	announcements of innovations by us or our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, capital commitments, or new technologies;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	developments or disputes concerning our patents and efforts in licensing and/or enforcing our patents;

•	lawsuits, claims, and investigations that may be filed against us, and other events that may adversely affect our reputation;

•	changes in financial estimates or recommendations by securities analysts; and

•	general and industry-specific economic conditions.

Future sales of our shares of common stock by our stockholders could cause the market price of our common stock to drop significantly, even if our business is otherwise performing well.

As of March 30, 2017, we have 19,198,454 shares of common stock issued and outstanding, excluding shares of common stock issuable upon exercise of warrants, options or restricted stock units. As shares saleable under Rule 144 are sold or as restrictions on resale lapse, the market price of our common stock could drop significantly if the holders of shares of restricted stock sell them or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well.

Ownership of our common stock may be highly concentrated, and it may prevent our existing stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our and XpresSpa’s executive officers and directors continuing with us beneficially own or control approximately 38% of our common stock on a fully diluted basis. Accordingly, these executive officers and directors, acting individually or as a group, have substantial influence over the outcome of a corporate action requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control of us, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the market value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

The exercise of a substantial number of warrants or options by our security holders may have an adverse effect on the market price of our common stock.

Should our warrants outstanding as of March 30, 2017 be exercised, there would be an additional 3,506,679 shares of common stock eligible for trading in the public market. The incentive equity instruments granted to our management, employees, directors and consultants are subject to acceleration of vesting of 75% and 100% (according to the agreement signed with each grantee) upon a subsequent change of control. Such securities, if exercised, will increase the number of issued and outstanding shares of our common stock. Therefore, the sale of the shares of common stock underlying the warrants and options could have an adverse effect on the market price for our securities and/or on our ability to obtain future financing.

We have no current plans to pay dividends on our common stock, and our investors may not receive funds without selling their common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of March 30, 2017, XpresSpa had 53 company-operated stores in the United States, Netherlands, and United Arab Emirates. All of the stores are located in airports and are leased, typically with one or two renewal options after the initial term. Economic terms vary by type and location of store and, on average, the lease terms are 5-8 years.

Our New York office, which serves as our corporate office, as well as XpresSpa’s and FLI Charge’s offices, is located at 780 Third Avenue, 12th Floor, New York, New York. The annual rental fee for this space is approximately $403,000 and the lease expires in October 2019. Our Group Mobile office is located at 5590 W. Chandler Blvd, Ste. 3, Chandler, Arizona. The annual rental fee for this space is approximately $73,000 for the first year with a price escalation each year through the remainder of the lease. The current lease, which originally was due to expire on June 30, 2016, was amended in February 2016 and extended until July 31, 2019. We believe that our facilities are adequate to accommodate our business needs.

ITEM 3. LEGAL PROCEEDINGS

XpresSpa

Cordial

Effective October 2014, our wholly owned-subsidiary, XpresSpa, terminated its former ACDBE partner, Cordial Endeavor Concessions of Atlanta, LLC (“Cordial”), in its Atlanta Terminal A (and future Terminals D, E and F) store locations.

Cordial filed a series of complaints with the City of Atlanta, both before and after the termination, in which Cordial alleged, among other things, that the termination was not valid and that XpresSpa unlawfully retaliated against Cordial when Cordial raised concerns about the joint venture. In response to the numerous complaints it received from Cordial, the City of Atlanta required the parties to engage in two mediations.

After the termination of the relationship with Cordial, XpresSpa sought to substitute two new ACDBE partners in place of Cordial.

In April 2015, Cordial filed a complaint with the United States Federal Aviation Administration (“FAA”), which oversees the City of Atlanta with regard to airport ACDBE programs, and, in December 2015, the FAA instructed that the City of Atlanta review XpresSpa’s request to substitute new partners in lieu of Cordial and Cordial’s claims of retaliation.

In response to the FAA instruction, pursuant to a corrective action plan approved by the FAA, the City of Atlanta held two hearings on February 16 and 26, 2016 and ruled in favor of XpresSpa on both issues. Cordial submitted a further complaint to the FAA claiming that the City of Atlanta was biased against Cordial and that the City of Atlanta’s decision was wrong. In August 2016, the parties met with the FAA. On October 4, 2016, the FAA sent a letter to the City of Atlanta directing that the City of Atlanta retract previous findings on Cordial’s allegations and engage an independent third party to investigate issues previously decided by Atlanta. The FAA also directed that Atlanta determine monies potentially due to Cordial.

On January 3, 2017, XpresSpa filed a lawsuit in the Supreme Court of the State of New York, County of New York against Cordial and several related parties (“Cordial Defendants”) alleging breach of contract, unjust enrichment, breach of fiduciary duty, fraudulent inducement, fraudulent concealment, tortious interference, and breach of good faith and fair dealing (the “Cordial Litigation”). On February 21, 2017, the Cordial Defendants filed a motion to dismiss. On March 3, 2017, XpresSpa filed a first amended complaint against the Cordial Defendants.

In addition, on January 4, 2017, XpresSpa filed a lawsuit in the United States District Court for the Southern District of New York against its former attorney, Kevin Ross, and his law firm (“Ross Defendants”) alleging malpractice, unjust enrichment, breach of fiduciary duty, fraudulent inducement, fraudulent concealment, tortious interference, and promissory estoppel (the “Ross Litigation”). On March 2, 2017, the Ross Defendants filed a letter with the court requesting a pre-motion conference in anticipation of the defendants’ filing of a motion to dismiss. On March 17, 2017, XpresSpa filed a First Amended Complaint against the defendants.

Both the Cordial Litigation and Ross Litigation are pending before the respective courts; no schedule has been set in either matter.

In February 2017, Cordial filed a Part 16 complaint with the FAA. On March 7, 2017, the FAA held that XpresSpa has not been named in Cordial’s complaint, and is not a proper respondent.

In re Chen et al.

In March 2015, four former XpresSpa employees who worked at XpresSpa locations in John F. Kennedy International Airport and LaGuardia Airport filed a putative class and collective action wage-hour litigation in the United States District Court, Eastern District of New York. In re Chen et al., CV 15-1347 (E.D.N.Y.). Plaintiffs claim that they and other spa technicians around the country were misclassified as exempt commissioned salespersons under Section 7(i) of the federal Fair Labor Standards Act (“FLSA”). Plaintiffs also assert class claims for unpaid overtime on behalf of New York spa technicians under the New York Labor Law, and discriminatory employment practices under New York State and City laws. On July 1, 2015, the plaintiffs moved to have the court authorize notice of the FLSA misclassification claim sent to all employees in the spa technician job classification at XpresSpa locations around the country in the last three years. Defendants opposed the motion. On February 16, 2016, the Magistrate Judge assigned to the case issued a Report & Recommendation, recommending that the District Court Judge grant the plaintiffs’ motion. On March 1, 2016, the defendants filed Opposition to the Magistrate Judge’s Report & Recommendation, arguing that the District Court Judge should reject the Magistrate Judge’s findings. On September 23, 2016, the court ruled in favor of the plaintiffs and conditionally certified the class. The parties held a mediation on February 28, 2017 and reached an agreement on a settlement in principle. The parties are in the process of finalizing the settlement documents.

Amiral

In July 2016, Amiral Holdings SAS (“Amiral”) brought a preliminary relief proceeding in Amsterdam against XpresSpa Europe B.V. by filing a Petition for Prejudgment Attachment of Assets of a Debtor Not Domiciled in the Netherlands. This proceeding relates to the proposed acquisition by Amiral of XpresSpa Europe B.V., which owns XpresSpa’s Amsterdam and Dubai locations, from XpresSpa International Holdings LLC (“XpresSpa International”). In its petition, Amiral sought to seize the shares in XpresSpa Europe B.V. On a preliminary basis, the District Court in Amsterdam granted the petition without hearing from XpresSpa International. On July 29, 2016, Amiral levied a preservative attachment over the shares in XpresSpa Europe B.V. stating that it intended to bring a suit against XpresSpa International to continue the negotiations, complete the transaction and transfer the shares in XpresSpa Europe B.V. to Amiral. Amiral had to initiate an action against XpresSpa International within forty-two days after the attachment was levied, failing which the seizure would automatically expire. On September 1, 2016, the District Court in Amsterdam granted Amiral an extension to file an action. On October 6, 2016, Amiral filed a request for arbitration with the Nederlands Arbitrage Instituut (NAI) in the Netherlands against XpresSpa International related to the alleged transfer of the shares of XpresSpa Europe B.V. to Amiral. On October 7, 2016, Amiral also initiated proceedings before the Dutch court to the same effect for the event that an arbitration agreement is held to be lacking.

In addition, in August 2016, Amiral filed a complaint for breach of contract against XpresSpa related to a potential strategic transaction between Amiral and XpresSpa. Amiral Holdings SAS v. XpresSpa Holdings LLC et al., Supreme Court of the State of New York, County of New York (“Supreme Court”) (Index No. 654051/2016). Among other things, Amiral sought specific performance relating to the contract; an injunction prohibiting the defendants from entering into or consummating a competing transaction; and a declaration with respect to Amiral’s right of first refusal and certain related matters. On October 4, 2016, Amiral filed an amended complaint and motion for a preliminary injunction. On October 14, 2016, XpresSpa filed its response to Amiral’s motion and, on October 20, 2016, Amiral filed a reply brief. A hearing on the preliminary injunction motion was held on November 18, 2016 and the Supreme Court denied Amiral’s motion. Amiral appealed the Supreme Court’s decision and, on November 23, 2016, the Supreme Court of the State of New York, Appellate Division, 1st Department (“Appellate Division”) issued a temporary restraining order enjoining XpresSpa and Mistral Equity Partners, the then-majority owner of XpresSpa, from closing our proposed merger. On December 15, 2016, the Appellate Division ordered that the appeal of the Supreme Court’s order be heard during the Supreme Court’s April term, resulting in a de facto extension of the injunction until the appeal could be heard. As a condition to the injunction, the Appellate Division ordered Amiral to extend a bridge loan to XpresSpa to fund its operations during the pendency of the appeal, and to post an undertaking. On December 22, 2016, Amiral informed XpresSpa that it would not extend the court-ordered amounts. As such, on December 23, 2016, we and XpresSpa closed our previously-announced merger.

On December 7, 2016, we filed a lawsuit against Amiral and several additional related parties in the United States District Court for the Southern District of New York, alleging breach of contract and tortious interference.

During the first quarter of 2017, the parties resolved their disputes and have dismissed and/or withdrawn all actions against each other.

Employment related complaints

There have been three complaints filed against XpresSpa with the Equal Employment Opportunity Commission for unlawful termination of employment and discriminatory employment practices. At this time we do not believe that the outcome of these matters, individually or in the aggregate, would have a material adverse effect on our business or results of operations.

Intellectual Property

ASUS

In March 2016, we settled all disputes and ended all litigations with ASUSTeK Computer Inc. and its subsidiaries (collectively, “ASUS”). Google, Inc., who intervened as a party in our litigation against ASUS in India, and the parties have withdrawn their respective outstanding claims against each other.

Content distribution

In 2012, we purchased a portfolio of patents invented by Tayo Akadiri relating to content distribution. The portfolio includes seven patents as well as several pending patent applications. As one of the means of realizing the value of these patents, on October 20, 2015, Quantum Stream Inc. (“Quantum Stream”), one of our subsidiaries, filed a lawsuit against DirecTV, LLC in the United States District Court for the Southern District of New York, alleging patent infringement. During the third quarter of 2016, the parties resolved the litigation, and the lawsuit has been dismissed.

On November 4, 2016, Quantum Stream filed a lawsuit against Cablevision Systems Corp. and several additional related parties in the United States District Court for the Southern District of New York, alleging patent infringement. The lawsuit was dismissed without prejudice during the first quarter of 2017.

On March 8, 2017, Quantum Stream filed a lawsuit against Charter Communications, Inc. and several additional related parties in the United States District Court for the Southern District of New York, alleging patent infringement. No schedule has been set in this case.

Remote monitoring

On November 9, 2015, Iron Gate Security, Inc. (“Iron Gate”), one of our subsidiaries, filed a lawsuit against Lowe’s Companies, Inc. in the United States District Court for the Southern District of New York, alleging patent infringement. During the fourth quarter of 2016, the parties resolved the litigation, and the lawsuit has been dismissed.

On November 15, 2016, Iron Gate filed a lawsuit against Logitech Inc. in the United States District Court for the Southern District of New York, alleging patent infringement. During the first quarter of 2017, the parties resolved the litigation, and the lawsuit has been dismissed.

On March 8, 2017, our wholly-owned subsidiary, Quantum Stream filed a lawsuit against Charter Communications, Inc. and several additional related parties in the United States District Court for the Southern District of New York, alleging patent infringement. No schedule has been set in this case.

On March 15, 2017, our wholly-owned subsidiary, Iron Gate Security, Inc., filed a lawsuit against Vivint, Inc., in the United States District Court for the Southern District of New York, alleging patent infringement. No schedule has been set in this case.

Corporate

Mason Chu

On December 31, 2015, Mason Chu filed a lawsuit against us and our directors, alleging that the defendants breached their fiduciary duty to FORM and our stockholders. On January 26, 2016, our Board of Directors resolved that it is in our best interests and those of our stockholders that Article Five of our Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") be amended. The parties resolved the litigation in March 2017.

With respect to our outstanding legal matters, based on our current knowledge, we believe that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We evaluated the matters described above, and assessed the probability and likelihood of the occurrence of liability. Based on our estimates, we recorded $671,000, which is included in accounts payable, accrued expenses, and other current liabilities in the consolidated balance sheet as of December 31, 2016.

In the event that an action is brought against us or one of our subsidiaries, we will investigate the allegation and vigorously defend ourselves.

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

	High	Low
Year ended December 31, 2016
First quarter	$2.80	$1.18
Second quarter	2.47	1.48
Third quarter	2.90	1.79
Fourth quarter	$4.05	$1.99

	High	Low
Year ended December 31, 2015
First quarter	$9.80	$4.60
Second quarter	7.70	5.50
Third quarter	7.40	3.90
Fourth quarter	$6.00	$2.00

On June 21, 2015, our publicly traded warrants to purchase 478,400 shares of common stock at an exercise price of $50.60, then listed on the NASDAQ Capital Market under the symbol “VRNGW,” expired.

Stockholders

As of March 30, 2017, we have 47 stockholders of record of the 19,198,454 outstanding shares of our common stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities

On February 2, 2017, we completed the acquisition of Excalibur Integrated Systems, Inc. (“Excalibur”). In consideration for the acquisition, we issued to the sellers an aggregate of 888,573 unregistered shares of our common stock, par value $0.01 per share.

As part of our acquisition of XpresSpa, on August 8, 2016 we issued 750,574 unregistered shares of our common stock to certain holders of XpresSpa, at a purchase price of $2.31 per share, for a total amount of $1,734,000.

The issuances of shares of our common stock were made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Overview

FORM Holdings Corp (“FORM” or the “Company”) focuses on acquiring and building companies that would benefit from:

•	additional capital;

•	exposure to visibility from the public markets;

•	talent recruiting;

•	rebranding; and

•	implementation of best practices.

Our management team is committed to executing on our strategy. Our focus is on travel, health and wellness, and technology. We limit our scope by only looking at companies with a clear path for growth.

On May 6, 2016, we changed our name to FORM Holdings Corp. from Vringo Inc. and concurrently announced our repositioning as a holding company of small and middle market growth companies.

Segments

We currently operate in four operating segments: XpresSpa, Group Mobile, FLI Charge and intellectual property.

Our Strategy and Outlook

XpresSpa is a leading airport retailer of spa services and related products. We plan to grow XpresSpa’s 2017 Comp Store Sales as compared to 2016. In the longer term, we expect to double the number of XpresSpa locations. Group Mobile is a supplier of built-to-order rugged computers, mobile devices and accessories. We plan to increase Group Mobile’s revenue, which we believe can be achieved by adding new products, exploring new distribution verticals, such as military and government, and increasing the sales team’s geographic coverage. FLI Charge is an early stage company that designs, develops, licenses, manufactures and markets power transfer and charging solutions. FLI Charge is currently working with partners in several verticals to bring products to market. These verticals include education, office, hospitality, power tools, automotive and consumer electronics, among others. Our intellectual property operating segment is engaged in the innovation, development and monetization of intellectual property. Our strategy for our intellectual property operating segment is to continue to monetize our existing portfolio of intellectual property through licensing and strategic partnerships.

Results of Operations

Revenue

We recognize revenue from the sale of XpresSpa products and services at the point of sale, net of discounts and applicable sales taxes. Revenues from the XpresSpa wholesale and e-commerce businesses are recorded at the time goods are shipped. We exclude all sales taxes assessed to our customers. Sales taxes assessed on revenues are included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets until remitted to the state agencies.

We record revenue from the product sales of Group Mobile and FLI Charge when title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Our shipping terms typically specify F.O.B. destination, at which time title and risk of loss have passed to the customer. At the time of sale of hardware products, we record an estimate for sales returns and allowances based on historical experience. Hardware products sold by us are warranted by the vendor.

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

Deferred revenue includes (i) payments received from customers in advance of providing products and services and (ii) amounts deferred if other conditions of revenue recognition have not been met. We account for funds raised from crowdfunding campaigns and pre-sales as deferred revenue until the product is delivered to customers.

Revenue from patent licensing is recognized if collectability is reasonably assured, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and delivery of the service has been rendered. Currently, revenue arrangements related to intellectual property provide for the payment of contractually determined fees and other consideration for the grant of certain intellectual property rights related to our patents. These rights typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patents, (ii) the release of the licensee from certain claims, and (iii) the dismissal of any pending litigation. The intellectual property rights granted typically extend until the expiration of the related patents. Pursuant to the terms of these agreements, we have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our part to maintain or upgrade the related technology, or provide future support or services. Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the upfront payment. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, upon receipt of the upfront fee, and when all other revenue recognition criteria have been met.

Intellectual property costs

Intellectual property costs mainly include expenses incurred in connection with our patent licensing and enforcement activities, patent-related legal expenses paid to external patent counsel (including contingent legal fees), licensing and enforcement related research, consulting and other expenses paid to third parties, as well as related internal payroll expenses and stock-based compensation. In addition, amounts received by us for reimbursements of legal fees in connection with our litigation campaigns are recorded in intellectual property costs as an offset to legal expense.

Also included in intellectual property costs are royalties owed to previous owners of our intellectual property assets. The royalties fluctuate period to period, based on the amount of licensing revenue we recognize each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period.

Depreciation, amortization and impairment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The useful lives of our property and equipment is based on estimates of the period over which we expect the assets to be of economic benefit to us. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease.

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

General and administrative

General and administrative expenses include management and administrative personnel, public and investor relations, overhead/office costs, insurance and various other professional fees, as well as sales and marketing costs, product development costs and stock-based compensation.

Non-operating income (expense)

Non-operating income (expense) includes transaction gains (losses) from foreign exchange rate differences, bank charges, deposits, interest related to outstanding debt, as well as fair value adjustments related to our derivative warrant liabilities and conversion feature of debt. The value of such derivative liabilities is highly influenced by assumptions used in its valuation, as well as by our stock price as of the period end (revaluation date).

Income taxes

As of December 31, 2016, deferred tax assets generated from our activities in the United States were offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be generated before such net operating loss carryforwards expire.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise’s chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. We conduct our business through four operating segments, which are also our reportable segments: XpresSpa, Group Mobile, FLI Charge, and intellectual property. It should be noted that the segment reporting for XpresSpa only covers the period following the closing of the acquisition of XpresSpa on December 23, 2016 through our fiscal year end on December 31, 2016.

Organizing our business through four operating segments allows us to align our resources and manage the operations. We determine our operating segments based on a number of factors our management uses to evaluate and run our business operations, including similarities of customers, products and technology. Our Chief Executive Officer is our CODM, who regularly reviews operating segment revenue and operating income (loss) when assessing financial results of operating segments and allocating resources.

We measure the performance of our operating segments based upon operating segment revenue and operating income (loss). Operating segment operating income (loss) includes revenue and expenses incurred directly by the operating segment, including material cost of goods sold, intellectual property costs, and selling, marketing, and general and administrative costs. General and administrative costs are allocated amongst the operating segments and non-operating corporate segment.

Year ended December 31, 2016 compared to the year ended December 31, 2015

Revenue

We generate revenue through each of our four operating segments: XpresSpa, Group Mobile, FLI Charge, and intellectual property.

	Year ended December 31,
	2016	2015	Change
XpresSpa	$811,000	$—	$811,000
Group Mobile	6,638,000	935,000	5,703,000
FLI Charge	350,000	2,000	348,000
Intellectual property	11,175,000	21,750,000	(10,575,000)
Total revenue	$18,974,000	$22,687,000	$(3,713,000)

During the year ended December 31, 2016, we recorded total revenue of $18,974,000, which represents a decrease of $3,713,000 as compared to $22,687,000 recorded in the year ended December 31, 2015. The decrease was mainly attributable to a $10,575,000 year-over-year decrease in revenue from our intellectual property segment. Our other operating segments all experienced growth in their respective revenues, with XpresSpa recognizing $811,000 for the period following its acquisition on December 23, 2016, Group Mobile recognizing $6,638,000, and FLI Charge recognizing $350,000. We did not recognize any revenue generated by XpresSpa prior to its acquisition on December 23, 2016 or by Group Mobile and FLI Charge prior to IDG’s acquisition on October 15, 2015. Revenue during the year ended December 31, 2015 of $21,750,000 for our intellectual property segment was mainly due to a one-time payment received in connection with a license and settlement agreement with ZTE.

We plan to grow XpresSpa’s revenue through a combination of Comp Store Sales increases and the addition of new locations. We believe that growth in Group Mobile’s revenue can be achieved by adding new products, exploring new distribution verticals, such as military and government, and increasing the sales team’s geographic coverage. In addition, we plan to enhance our intellectual property rights around our FLI Charge technology and products. FLI Charge plans to strengthen and develop partnerships in numerous markets including automotive, education, office, healthcare, power tools and vaporizers. We intend to continue to monetize our existing portfolio of intellectual property through licensing and strategic partnerships.

Cost of goods sold

We incur cost of goods sold in three of our operating segments: XpresSpa, Group Mobile, and FLI Charge.

	Year ended December 31,
	2016	2015	Change
Cost of goods sold	$6,485,000	$800,000	$5,685,000

During the year ended December 31, 2016, we recorded total cost of goods sold of $6,485,000. These mainly represent the cost of products and services sold by our operating segments broken out as follows: $404,000 attributed to XpresSpa for the period following its acquisition on December 23, 2016, $5,880,000 attributed to Group Mobile, and $201,000 attributed to FLI Charge. We did not recognize any cost of goods sold generated by XpresSpa prior to its acquisition on December 23, 2016 or by Group Mobile and FLI Charge prior to IDG’s acquisition on October 15, 2015. We expect to recognize significantly higher cost of goods sold in 2017 as we will incur a full year of operating results related to our XpresSpa acquisition, which closed prior to year-end 2016.

Intellectual property costs

Intellectual property costs relate to our intellectual property operating segment.

	Year ended December 31,
	2016	2015	Change
Intellectual property costs	$6,334,000	$18,553,000	$(12,219,000)

During the year ended December 31, 2016, our costs related to intellectual property were $6,334,000, which represents a decrease of $12,219,000 (or 65.9%) from intellectual property costs recorded for the year ended December 31, 2015. This decrease was primarily due to the timing and nature of consulting and patent litigation costs related to legal proceedings against ZTE and ASUS, especially as costs pertaining to our ZTE campaign declined significantly following the execution of the confidential settlement and license agreement in December 2015.

Included in the intellectual property costs during the year ended December 31, 2016 is royalty expense of $3,730,000, as compared to $390,000 for the year ended December 31, 2015, which relates to the royalties owed to the former owners of our patent portfolios, for which license and settlement agreements were entered into during the corresponding year.

We expect that our intellectual property costs will continue to decrease over time. This is mainly attributable to the agreement entered into with Nokia in December 2016, for which a majority of our patent assets were assigned to Nokia. The patents that we retained are no longer subject to any royalty payments to Nokia.

Depreciation, amortization, and impairment

	Year ended December 31,
	2016	2015	Change
Depreciation, amortization, and impairment	$13,782,000	$3,516,000	$10,266,000

During the year ended December 31, 2016, depreciation, amortization and impairment expenses totaled $13,782,000, which represents an increase of $10,266,000 compared to the depreciation and amortization expense of $3,516,000 recorded during the year ended December 31, 2015. There was no impairment expense recorded during the year ended December 31, 2015. The increase was mainly due to the impairment of our patent asset group during 2016.

During the year ended December 31, 2016, we determined that there were impairment indicators related to certain of our patents. A significant factor considered when making this determination occurred on May 6, 2016, when we changed the name of our company from “Vringo, Inc.” to “FORM Holdings Corp.” and concurrently announced our repositioning as a holding company of small and middle market growth companies. We concluded that this factor was deemed a “triggering” event, which required the related patent assets to be tested for impairment. In performing this impairment test, we determined that the patent portfolios, which together represent an asset group, were subject to impairment testing. In the first step of the impairment test, we utilized our projections of future undiscounted cash flows based on our existing plans for the patents. As a result, it was determined that our projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, we performed the second step of the impairment test to measure the potential impairment by calculating the asset group’s fair value as of May 6, 2016. As a result, following amortization for the month of April, we recorded an impairment charge of $11,937,000, or 88.7% of the carrying value of the patents prior to impairment, which resulted in a new carrying value of $1,526,000 on May 6, 2016. Following the impairment, we reevaluated the remaining useful life and concluded that there were no changes.

General and administrative

	Year ended December 31,
	2016	2015	Change
General and administrative	$14,790,000	$10,162,000	$4,628,000

During the year ended December 31, 2016, general and administrative expenses increased by $4,628,000 (or 45.5%), to $14,790,000, compared to $10,162,000 that was recorded during year ended December 31, 2015. The overall increase was primarily due to the following key factors: (i) merger and acquisition costs related to our acquisition of XpresSpa, (ii) increased general and administrative costs associated with Group Mobile and FLI Charge, which we acquired on October 15, 2015 and, as such, had only two and a half months’ worth of general and administrative expenses for the year ended December 31, 2015 and (iii) general and administrative expenses for XpresSpa, which we acquired on December 23, 2016, from the date of the acquisition until December 31, 2016.

In relation to our acquisition of XpresSpa, we incurred $1,353,000 of expenses related to the transaction, including legal costs, financial and legal diligence, tax accounting, and valuation. Going forward, we expect our merger and acquisition related costs to decline.

Following our acquisition of Group Mobile and FLI Charge in October 2015, we significantly expanded our workforce throughout 2016. We incurred an increase in salaries and benefits due to the expanded workforce of the additional operating segments, advertising and marketing costs for the respective product lines, and product development costs as FLI Charge continued to develop and improve its product line. We incurred general and administrative expenses for Group Mobile and FLI Charge of $5,019,000 during 2016 as compared to $529,000 following our acquisition of IDG in 2015.

Following our acquisition of XpresSpa, we incurred approximately $445,000 of general and administrative expenses during the period from the closing of the acquisition on December 23, 2016 until December 31, 2016. These costs mainly relate to rent and payroll expenses.

These increases in general and administrative expenses were offset by significant decreases in stock-based compensation expense, which resulted from equity awards granted in 2012 and 2013 becoming fully vested during the latter half of 2015, as well as insurance, accounting, and audit fees.

Our expectations are that our general and administrative expenses will increase, as we assume a full year’s worth of general and administrative expenses for XpresSpa; however, our expectation is that this increase will be offset by significant savings as we leverage synergies between our segments to maximize value.

Non-operating expense, net

	Year ended December 31,
	2016	2015	Change
Non-operating expense, net	$(1,586,000)	$(1,780,000)	$194,000

During the year ended December 31, 2016, we recorded net non-operating expense in the amount of $1,586,000 compared to net non-operating expense in the amount of $1,780,000 recorded during the year ended December 31, 2015.

For the year ended December 31, 2016, we recorded interest expense of $1,698,000 and a loss on the extinguishment of debt of $472,000 related to our Notes and Amended Notes that were repaid on July 1, 2016. The net non-operating expenses were reduced by a gain of $438,000 on the revaluation of the derivative warrant liabilities related to the Notes and Amended Notes and an additional $146,000 gain mainly attributable to the foreign exchange related to our deposits with courts in foreign jurisdictions prior to them being returned during the first half of 2016.

For the year ended December 31, 2015, we recorded interest expense of $2,594,000 and a loss on the extinguishment of debt of $1,373,000 related to our Notes. There was also an additional loss of $357,000 mainly attributable to the foreign exchange related to our deposits with courts in foreign jurisdictions. The net non-operating expenses were reduced by a gain of $2,544,000 on the revaluation of the derivative warrant liabilities and conversion feature related to the Notes during 2015.

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

Taxes on Income

As of December 31, 2016, our estimated aggregate total net tax loss carryforwards (“NOL”s) were approximately $138,915,000 for United States federal, state and local purposes expiring 20 years from the respective tax years to which they relate. The NOL amounts are presented before Internal Revenue Code, Section 382 limitations (“Section 382”). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOLs and tax credits in the event of an ownership change of a corporation. Thus, our ability to utilize all such NOLs and credit carryforwards may be limited. The NOLs available following our merger completed in 2012 that are not subject to limitation amount to $98,151,000. The remaining NOLs of $39,601,000 are subject to the limitation of Section 382. The annual limitation is approximately $2,000,000.

We filed our tax returns in the United States federal jurisdiction, as well as in various state, local and foreign jurisdictions. We have open tax years for 2012 through 2016. As of December 31, 2016, all tax years for our subsidiary Innovate/Protect are still open.

We did not have any material unrecognized tax benefits as of December 31, 2016. We do not expect to record any additional material provisions for unrecognized tax benefits within the next year.

Liquidity and Capital Resources

As of December 31, 2016, we had a cash balance of $17,910,000, which represents a decrease of $7,041,000 compared to our cash balance as of December 31, 2015. We anticipate that our need for capital will increase as XpresSpa wins RFPs, begins construction on new locations and remodels certain existing locations in order to enhance efficiency and corporate branding. In 2017, XpresSpa plans to open several new locations and is currently working on 25 additional RFPs in which it plans to participate. We don’t expect any significant capital will be needed for our Group Mobile and intellectual property operating segments. We are currently exploring strategic alternatives for FLI Charge to maximize shareholders value, including additional financing and other options.

Cash expenditures during the year ended December 31, 2016 were offset by cash received by our XpresSpa, Group Mobile, FLI Charge and intellectual property operating segments during the normal course of business as well as cash received for refunds of court fees and our deposits with the courts in Germany, Brazil, and Romania.

Our average monthly net cash used in operations for the year ended December 31, 2016 was approximately $703,000 compared to average monthly net cash used in operations of approximately $214,000 during the year ended December 31, 2015. This increase in net cash used is driven by the cash spent in our Group Mobile and FLI Charge operations and the significant decrease in revenues from our intellectual property operating segment.

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

On July 1, 2016, we repaid in full our Amended Notes that were due on June 30, 2017, including a 15% fee for early repayment. We used an aggregate of $2,011,000 of cash on hand for repayment of the Amended Notes. As a result of the repayment in full of the Amended Notes, all liens on our assets, including intellectual property, were released by the Investors.

Based on current operating plans, we expect to have sufficient funds for at least the next 12 months and beyond. In addition, we may choose to raise additional funds in connection with potential acquisitions of operating assets, patent portfolios or other businesses that we may pursue. There can be no assurance, however, that any such opportunities will materialize.

Cash flows

	Year ended December 31,
	2016	2015	Change
Net cash used in operating activities	$(8,441,000)	$(2,571,000)	$(5,870,000)
Net cash provided by (used in) investing activities	$3,474,000	$(104,000)	$3,578,000
Net cash provided by (used in) financing activities	$(2,061,000)	$11,597,000	$(13,658,000)

Operating activities

During the year ended December 31, 2016, net cash used in operating activities totaled $8,441,000 compared to net cash used in operating activities of $2,571,000 during the year ended December 31, 2015. The increase of cash used in operating activities of $5,870,000 was due to cash used in our daily operations.

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

Investing activities

During the year ended December 31, 2016, net cash provided by investing activities totaled $3,474,000, mainly attributable to the cash acquired as a direct result of the acquisition of XpresSpa as well as from refunds of our deposits with the German, Brazilian and Romanian courts. These proceeds were offset by $641,000 net cash used to acquire property and equipment.

During the year ended December 31, 2015, net cash used in investing activities totaled $104,000, which represents deposits we made to a Romanian court to enforce an injunction against ZTE in Romania and a deposit we made in Germany to enforce the review of accounting records, reduced by cash acquired as part of the acquisition of IDG in the fourth quarter of 2015.

We expect that net cash used in investing activities will increase as we intend to continue to acquire and develop supporting infrastructure and systems for our operating segments.

Financing activities

During the year ended December 31, 2016, net cash used in financing activities totaled $2,061,000, which is comprised of the $2,011,000 net cash used to repay the Amended Notes on July 1, 2016 and $50,000 net cash paid to the Investors related to their expenses incurred as a result of the debt modification.

During the year ended December 31, 2015, we received net proceeds of $12,425,000 from securities purchased in a registered direct offering of $12,500,000 of Notes and warrants to purchase up to 537,500 shares of our common stock This amount was reduced by $218,000 of debt issuance costs that were paid in relation to the agreement and $610,000 of principal repaid in cash during the year.

A significant portion of our issued and outstanding warrants, for which the underlying shares of common stock held by non-affiliates are freely tradable, are currently “out-of-the-money.” Therefore, the potential of additional incoming funds from exercises by our warrant holders is currently very limited. To the extent that any of our issued and outstanding warrants were “in-the-money,” it could be used as a source of additional funding if the warrant holders choose to exercise their warrants for cash.

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

Critical Accounting Policies

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the year ended December 31, 2016, which appear elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we used in preparing our consolidated financial statements for the year ended December 31, 2016.

Revenue recognition

We recognize revenue from the sale of XpresSpa products and services at the point of sale, net of discounts and applicable sales taxes. Revenues from the XpresSpa wholesale and e-commerce businesses are recorded at the time goods are shipped. We exclude all sales taxes assessed to our customers. Sales taxes assessed on revenues are included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets until remitted to the state agencies.

We record revenue from the product sales of Group Mobile and FLI Charge when title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Our shipping terms typically specify F.O.B. destination, at which time title and risk of loss have passed to the customer. At the time of sale of hardware products, we record an estimate for sales returns and allowances based on historical experience. Hardware products sold by us are warranted by the vendor.

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

Deferred revenue includes (i) payments received from customers in advance of providing products and services and (ii) amounts deferred if other conditions of revenue recognition have not been met. We account for funds raised from crowdfunding campaigns and pre-sales as deferred revenue until the product is delivered to customers.

Revenue from patent licensing is recognized if collectability is reasonably assured, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and delivery of the service has been rendered. Currently, revenue arrangements related to intellectual property provide for the payment of contractually determined fees and other consideration for the grant of certain intellectual property rights related to our patents. These rights typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patents, (ii) the release of the licensee from certain claims, and (iii) the dismissal of any pending litigation. The intellectual property rights granted typically extend until the expiration of the related patents. Pursuant to the terms of these agreements, we have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our part to maintain or upgrade the related technology, or provide future support or services. Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the upfront payment. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, upon receipt of the upfront fee, and when all other revenue recognition criteria have been met.

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.

Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other. We have four reporting units for purposes of evaluating goodwill impairment and perform our annual goodwill impairment test on December 31. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not need to perform the two-step impairment test for the reporting unit. If we cannot support such a conclusion or do not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill.

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

There were no indications of impairment as of December 31, 2016.

Intangible assets

Intangible assets include trade names, customer relationships, and technology, which were acquired as part of the acquisitions of XpresSpa in the fourth quarter of 2016 and IDG in the fourth quarter of 2015, and are recorded based on the estimated fair value in purchase price allocation. Intangible assets also include purchased patents. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our intangible assets, we must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to its intangible assets.

Our name change and repositioning as a holding company was deemed a triggering event, which required our patent assets to be tested for impairment. In performing this impairment test, we determined that the patent portfolios, which together represent an asset group, were subject to impairment testing. In the first step of the impairment test, we utilized our projections of future undiscounted cash flows based on our existing plans for the patents. As a result, it was determined that our projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, we performed the second step of the impairment test to measure the potential impairment by calculating the asset group’s fair value as of May 6, 2016. As a result, following amortization for the month of April, we recorded an impairment charge of $11,937,000, which resulted in a new carrying value of $1,526,000 on May 6, 2016. Following the impairment, we reevaluated the remaining useful life and concluded that there were no changes.

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

December 31, 2016:

Description	Valuation technique	Unobservable inputs	Range
May 2015 Warrants	Black-Scholes-Merton	Volatility	45.15%
		Risk-free interest rate	1.57%
		Expected term, in years	3.34
		Dividend yield	0.00%

December 31, 2015:

Description	Valuation technique	Unobservable inputs	Range
Conversion feature	Monte-Carlo model	Volatility	82.46%
		Risk free interest rate	0.46%
		Expected term, in years	0.51
		Conversion price	$10.00

May 2015 Warrants	Black-Scholes-Merton	Volatility	79.13%
		Risk free interest rate	1.68%
		Expected term, in years	4.34
		Dividend yield	0.00%

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

Stock-based compensation

Stock-based compensation is recognized as an expense in the accompanying consolidated statements of operations and comprehensive loss and such cost is measured at the grant-date fair value of the equity-settled award. The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. The expense is recognized on a straight-line basis over the requisite service period. We use the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past. The contractual life of options granted under our 2006 and 2012 option plans are 6 and 10 years, respectively. Since our Company lacks sufficient history, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve as of the date of grant.

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

In assessing the need for a valuation allowance, we look at cumulative losses in recent years, estimates of future taxable earnings, feasibility of tax planning strategies, the ability to realize tax benefit carryforwards, and other relevant information. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict. In the event that actual results differ from these estimates in future periods, we will be required to adjust the valuation allowance.

Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite management's belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these accruals as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. Our tax expense includes the impact of accrual provisions and changes to accruals that it considers appropriate. These adjustments are recognized as a component of income tax expense entirely in the period in which new information is available. We record interest related to unrecognized tax benefits in interest expense and penalties in the accompanying consolidated statements of operations and comprehensive loss as general and administrative expenses.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise’s CODM in deciding how to allocate resources and in assessing performance. We conduct our business through four operating segments, which are also our reportable segments: XpresSpa, Group Mobile, FLI Charge, and intellectual property. It should be noted that the segment reporting for XpresSpa only covers the period following the closing of the acquisition of XpresSpa on December 23, 2016 through our fiscal year end on December 31, 2016.

Organizing our business through four operating segments allows us to align our resources, review and monitor performance, and make operating decisions. We determine our operating segments based on a number of factors our management uses to evaluate and run our business operations, including similarities of customers, products and technology. Our CODM regularly reviews operating segment revenue and operating income (loss) when assessing financial results of operating segments and allocating resources.

We measure the performance of our operating segments based upon operating segment revenue and operating income (loss). Operating segment operating income (loss) includes revenue and expenses incurred directly by the operating segment, including material costs, service costs, research and development and selling, marketing, and administrative expenses. Each operating segment records their respective general and administrative costs with the exception of the intellectual property segment, which has minimal general and administrative costs so they are combined with those of the non-operating corporate segment. No revenue from transactions between our operating segments was recorded.

Recently issued accounting pronouncements

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)

The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance was amended in July 2015 and is effective for annual reporting periods beginning after December 15, 2017. We are currently assessing the impact of the adoption on our consolidated financial statements. We expect that the new standard will have an impact on revenue recognition for Group Mobile contracts.

ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for this ASU is the same as the effective date for ASU 2014-09, Revenue from Contracts with Customers. We are currently assessing the potential impact of this ASU on our consolidated financial statements.

ASU No. 2014-15, Presentation of Financial Statements (Topic 205): Going Concern

We adopted the standard that provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of this guidance did not have a material effect on our consolidated financial statements.

ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity

We adopted the standard that clarifies how current United States GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The adoption of this guidance did not have a material effect on our consolidated financial statements.

ASU No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

We adopted guidance on a retrospective basis that requires debt issuance costs related to a recognized debt liability to be presented in the consolidated balance sheets as a deduction from the carrying amount of such debt. Because of this adoption, we reclassified $73 of debt issuance costs as of December 31, 2015 from other current assets to senior secured notes.

ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory

This standard requires an entity to measure in-scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes

This standard simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. We adopted ASU No. 2015-17 prospectively effective December 31, 2016. Adoption of this ASU did not result in any adjustment to the consolidated balance sheet as we record a full valuation allowance of our total deferred tax assets.

ASU No. 2016-01, Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

This standard which amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to our consolidated financial statements, the most significant impact relates to the accounting for equity investments. It will impact the disclosure and presentation of financial assets and liabilities. The amendments in this update are effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

ASU No. 2016-02, Leases (Topic 842)

This standard provides new guidance related to accounting for leases and supersedes United States GAAP on lease accounting with the intent to increase transparency. This standard requires operating leases to be recorded on the balance sheet as assets and liabilities, and requires disclosure of key information about leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations and comprehensive loss. The adoption will require a modified retrospective approach at the beginning of the earliest period presented. The new standard is effective for the fiscal year beginning after December 15, 2018, with early adoption permitted. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements, but we expect that it will result in a significant increase in our long-term assets and liabilities.

ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

This standard provides new guidance to simplify the accounting for share-based payments and addresses the treatment of income tax consequences including classification of awards as either equity or liabilities, and classification on the statement of cash flows in financing or operating cash flows, respectively. The standard permits us to elect a policy whereby forfeitures are accounted for as they occur rather than on an estimated basis. The new standard is effective for the fiscal year beginning after December 15, 2016, with early adoption permitted. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

ASU No. 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments

The amendments clarify the steps required to assess whether a call or put option meets the criteria for bifurcation as an embedded derivative. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

This standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The new standard is effective for the fiscal year beginning after December 15, 2019, with early adoption permitted. We are currently in the process of evaluating the potential impact of the adoption on our consolidated financial statements.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts, Cash Payments, and Restricted Stock

This standard provides new guidance to help clarify whether certain items should be categorized as operating, investing, or financing in the statement of cash flows. This ASU No. 2016-15 provides guidance on eight specific cash flow issues. The new standard is effective for the fiscal year beginning after December 15, 2017, with early adoption permitted. We are currently in the process of evaluating the potential impact of the adoption on our consolidated financial statements.

ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

This standard provides new guidance to clarify the definition of a business by providing guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. Under the new standard, to classify the acquisition of assets as a business, there must be an input, a substantive process that results in outputs, with outputs being defined as the key elements of the business. If substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, this would not qualify as a business. The new standard is effective for the fiscal year beginning after December 15, 2017, with early adoption permitted. We are currently in the process of evaluating the potential impact of the adoption on our consolidated financial statements.

ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

This standard provides new guidance to eliminate the requirement to calculate the implied fair value of goodwill, or the Step 2 test, to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The loss recognized should not exceed the total goodwill allocated to the reporting unit. The new standard is effective for the fiscal year beginning after December 15, 2019, with early adoption permitted. We are currently in the process of evaluating the potential impact of the adoption on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management believes that, as of December 31, 2016 our internal control over financial reporting is effective based on those criteria.

The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our subsidiaries except XpresSpa. Our consolidated revenue for the year ended December 31, 2016 was $18,974,000, of which XpresSpa represented $811,000, and our total assets as of December 31, 2016 were $82,807,000, of which XpresSpa represented $57,527,000.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2017 Annual Meeting of Stockholders to be filed with the SEC under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” is incorporated by reference in this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2017 Annual Meeting of Stockholders to be filed with the SEC under the captions “Executive Officer and Director Compensation” and “Management and Corporate Governance” and is incorporated by reference in this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2017 Annual Meeting of Stockholders to be filed with the SEC under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference in this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2017 Annual Meeting of Stockholders to be filed with the SEC under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” and is incorporated by reference in this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2017 Annual Meeting of Stockholders to be filed with the SEC under the caption “Independent Registered Public Accounting Firm” and is incorporated by reference in this Item 14.

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

FORM Holdings Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

FORM Holdings Corp.:

We have audited the accompanying consolidated balance sheets of FORM Holdings Corp. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. FORM Holdings Corp. and subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. FORM Holdings Corp. and subsidiaries are not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FORM Holdings Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP
Jericho, New York
March 30, 2017

FORM Holdings Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2016	December 31, 2015
Current assets
Cash and cash equivalents	$17,910	$24,951
Deposits with courts	—	1,930
Accounts receivable, net	449	246
Inventory	2,943	379
Other current assets	2,242	698
Total current assets	23,544	28,204

Restricted cash	638	—
Property and equipment, net	16,467	—
Intangible assets, net	15,610	16,476
Goodwill	25,166	4,863
Other assets	1,382	916
Total assets	$82,807	$50,459

Current liabilities
Accounts payable, accrued expenses and other current liabilities	$11,630	$5,855
Deferred revenue	143	175
Senior secured notes	—	3,111
Total current liabilities	11,773	9,141

Long-term liabilities
Debt	6,500	—
Derivative warrant liabilities	259	416
Other liabilities	106	386
Total liabilities	18,638	9,943
Commitments and contingencies (see Note 19)

Stockholders’ equity
Series A Convertible Preferred stock, $0.01 par value per share; 500,000 shares authorized; 6,968 issued and none outstanding	—	—
Series B Convertible Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; 1,666,667 shares issued and none outstanding	—	—
Series C Junior Preferred stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	—	—
Series D Convertible Preferred Stock, $0.01 par value per share, 500,000 shares authorized; 491,427 issued and outstanding; liquidation value of $23,588	5	—
Common stock, $0.01 par value per share 150,000,000 shares authorized; 18,304,881 and 13,220,050 shares issued and outstanding as of December 31, 2016 and 2015, respectively	183	132
Additional paid-in capital	280,221	237,246
Accumulated deficit	(220,868)	(196,862)
Accumulated other comprehensive loss	(13)	—
Total stockholders’ equity attributable to the Company	59,528	40,516
Noncontrolling interests	4,641	—
Total stockholders’ equity	64,169	40,516
Total liabilities and stockholders’ equity	$82,807	$50,459

The accompanying notes form an integral part of these consolidated financial statements.

FORM Holdings Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	For the years ended December 31,
	2016	2015
Revenue
Licensing revenue	$11,225	$21,750
Product and service revenue	7,749	937
Total revenue	18,974	22,687

Costs and expenses*
Cost of goods sold	6,485	800
Intellectual property costs	6,334	18,553
Depreciation, amortization and impairment	13,782	3,516
General and administrative	14,790	10,162
Total operating expenses	41,391	33,031
Operating loss	(22,417)	(10,344)
Non-operating income (expense), net	146	(357)
Gain on revaluation of warrants and conversion feature	438	2,544
Interest expense	(1,698)	(2,594)
Extinguishment of debt	(472)	(1,373)
Loss before income tax benefit	(24,003)	(12,124)
Income tax benefit	—	866
Consolidated net loss	(24,003)	(11,258)
Net loss (income) attributable to noncontrolling interests	(3)	101
Net loss attributable to the Company	$(24,006)	$(11,157)

Consolidated net loss	$(24,003)	$(11,258)
Other comprehensive loss: foreign currency translation	(13)	—
Comprehensive loss	$(24,016)	$(11,258)

Loss per share**:
Basic net loss per share	$(1.58)	$(1.09)
Diluted net loss per share	$(1.58)	$(1.09)
Weighted-average number of shares outstanding during the year**:
Basic	15,167,292	10,217,734
Diluted	15,167,292	10,217,734
* Includes stock-based compensation expense, as follows:
Intellectual property costs	$223	$761
General and administrative	2,347	4,303
Total stock-based compensation expense	$2,570	$5,064

**Adjusted to reflect the impact of the 1:10 reverse stock split that became effective on November 27, 2015.

The accompanying notes form an integral part of these consolidated financial statements.

FORM Holdings Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common stock*	Preferred Stock	Additional paid- in capital*	Accumulated deficit	Accumulated Other Comprehensive Loss	Total FORM Equity	Non- controlling Interest	Total Equity
Balance as of December 31, 2014	$93	$—	$216,792	$(185,705)	$—	$31,180	$—	$31,180
Reclassification of derivative Reload Warrants and Series 1 Warrants to equity warrants	—	—	175	—	—	175	—	175
Issuance of equity warrants	—	—	114	—	—	114	—	114
Issuance of common stock for repayment of convertible debt and related interest	21	—	9,370	—	—	9,391	—	9,391
Issuance of common stock for acquisition of IDG	18	—	5,731	—	—	5,749	101	5,850
Stock-based compensation	—	—	5,064	—	—	5,064	—	5,064
Net loss for the year	—	—	—	(11,157)	—	(11,157)	(101)	(11,258)
Balance as of December 31, 2015	132	—	237,246	(196,862)	—	40,516	—	40,516
Vesting of restricted stock units (“RSUs”)	1	—	(1)	—	—	—	—	—
Issuance of common stock	25	—	4,770	—	—	4,795	—	4,795
Equity warrants issued for acquisition of XpresSpa	—	—	2,689	—	—	2,689	—	2,689
Shares of common stock issued for acquisition of XpresSpa	25	—	5,200	—	—	5,225	—	5,225
Shares of preferred stock issued for acquisition of XpresSpa	—	5	27,747	—	—	27,752	—	27,752
Stock-based compensation	—	—	2,570	—	—	2,570	—	2,570
Net loss for the year	—	—	—	(24,006)	—	(24,006)	3	(24,003)
Foreign currency translation	—	—	—	—	(13)	(13)	—	(13)
Noncontrolling interests	—	—	—	—	—	—	4,638	4,638
Balance as of December 31, 2016	$183	5	$280,221	$(220,868)	(13)	$59,528	$4,641	$64,169

*Adjusted to reflect the impact of the 1:10 reverse stock split that became effective on November 27, 2015.

The accompanying notes form an integral part of these consolidated financial statements.

FORM Holdings Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2016	2015
Cash flows from operating activities
Consolidated net loss	$(24,003)	$(11,258)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Items not affecting cash flows
Depreciation and amortization	1,845	3,516
Impairment of intangible assets	11,937	—
Change in deferred tax assets and liabilities	—	(866)
Amortization of debt discount and debt issuance costs	1,871	2,159
Stock-based compensation	2,570	5,064
Issuance of warrants	(281)	114
Loss on extinguishment of debt	356	1,707
Issuance of shares of common stock related to the acquisition of IDG	—	17
Issuance of shares of common stock for services	65	—
Royalties settled by disposal of assets	1,750	—
Gain on disposal of assets	(564)	—
Change in fair value of derivative warrant liabilities and conversion feature	(158)	(2,544)
Exchange rate loss, net	(89)	346
Changes in assets and liabilities net of effects of acquisition
Increase in accounts receivable	(132)	—
Decrease (increase) in inventory	16	(146)
Increase in other current assets and other assets	(401)	(97)
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	(2,912)	378
Increase (decrease) in deferred revenue	(32)	2
Decrease in other liabilities	(279)	(963)
Net cash used in operating activities	(8,441)	(2,571)
Cash flows from investing activities
Acquisition of property and equipment	(641)	—
Cash acquired as part of acquisition(1)	2,114	144
Decrease (increase) in deposits	2,001	(248)
Net cash provided by (used in) investing activities	3,474	(104)
Cash flows from financing activities
Net proceeds from senior secured convertible notes and warrants	—	12,425
Repayment of notes payable	(2,011)	(610)
Debt issuance costs	(50)	(218)
Net cash provided by (used in) financing activities	(2,061)	11,597
Effect of exchange rate changes	(13)	6
Increase (decrease) in cash and cash equivalents	(7,041)	8,928
Cash and cash equivalents at beginning of the year	24,951	16,023
Cash and cash equivalents at end of the year	$17,910	$24,951
Cash paid during the year for
Interest	$40	$—
Non-cash investing and financing transactions
Change in classification of derivative warrant liabilities into equity warrants	—	175
Issuance of common stock to repay debt and interest	—	9,391
Debt discount	2,996	2,961
Issuance of common stock, preferred stock and warrants for the acquisition of XpresSpa	35,666	—

(1)Cash acquired as part of acquisition
Working capital (excluding cash and cash equivalents)	4,837	454
Restricted cash	(638)	—
Property and equipment	(16,308)	—
Intangible assets	(13,620)	(2,146)
Goodwill	(20,303)	(4,863)
Security deposits for leases	(392)	—
Debt	6,500	—
Deferred tax liabilities	—	866
Cash paid and fair value of FORM equity issued ($37,400 on December 23, 2016, $262 on December 28, 2015 and $5,571 on October 15, 2015)	37,400	5,833
Noncontrolling interests	4,638	—
	$2,114	$144

The accompanying notes form an integral part of these consolidated financial statements.

FORM Holdings Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 1. General

Overview

FORM Holdings Corp (“FORM” or the “Company”) focuses on acquiring and building companies that would benefit from:

•	additional capital;

•	exposure to visibility from the public markets;

•	talent recruiting;

•	rebranding; and

•	implementation of best practices.

The Company’s management team is committed to executing on its strategy. The Company’s focus is on travel, health and wellness, and technology. The Company limits its scope by only looking at companies with a clear path for growth.

The Company currently has four operating segments:

•	XpresSpa

•	Group Mobile

•	FLI Charge

•	Intellectual property

On December 23, 2016, the Company completed the acquisition of XpresSpa Holdings LLC (“XpresSpa) for a total consideration of $37,400, which represents the fair value of the Company’s securities issued to the former unitholders of XpresSpa. XpresSpa is a leading airport retailer of spa services and related products.

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

The intellectual property operating segment is focused on the innovation, development and monetization of intellectual property. The Company’s portfolio consists of over 75 patents and patent applications which were purchased from third parties and internally developed covering a range of technologies including telecom infrastructure, mobile devices, remote monitoring and ad-insertion.

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

On May 6, 2016, the Company changed its name to FORM Holdings Corp. from Vringo Inc. and concurrently announced its repositioning as a holding company of small and middle market growth companies. The Company’s common stock, par value $0.01 per share, which was previously listed on the NASDAQ Capital Market under the trading symbol “VRNG,” has been listed under the trading symbol “FH” since May 9, 2016.

Each of the Company’s operating segments are described below.

XpresSpa

XpresSpa is a leading airport retailer of spa services and related products. As of December 31, 2016, XpresSpa operated 53 total locations in 40 terminals and 22 airports in three countries. Services and products include:

•	massage services for the neck, back, feet and whole body;

•	nail care, such as pedicures, manicures and polish changes;

•	travel products such as neck pillows, blankets, massage tools and eye masks.

For over a decade, increased security requirements have led travelers to spend more time at the airport. In addition, in anticipation of the long and often stressful security lines, travelers allow for more time to get through security and, as a result, often experience increased downtime prior to boarding. Consequentially, travelers at large airport hubs spend approximately 75 minutes in the terminal after passing through security.

XpresSpa was developed to address the stress and idle time spent at the airport, allowing travelers to spend this time productively, by relaxing and focusing on personal care and wellness. XpresSpa is well positioned to benefit from consumers’ growing interest in health and wellness and increasing demand for spa services and related wellness products.

In addition, a confluence of microeconomic events has created favorable conditions for the expansion of retail concepts at airports, in particular retail concepts that attract higher spending from air travelers. The competition for airplane landings has forced airports to lower landing fees, which in turn has necessitated augmenting their retail offerings to offset budget shortfalls. Infrastructure projects at airports across the country, again intended to make an airport more desirable to airlines, require funding from bond issuances that in turn rely upon, in part, the expected minimum rent guarantees and expected income from concessionaires.

Equally as important to the industry growth is XpresSpa’s flexible retail format. XpresSpa opens multiple locations annually, which have ranged in size from 300 square feet to 3,000 square feet, with a typical size of 1,000 to 1,200 square feet. XpresSpa is able to adapt its operating model to almost any size location available in space constrained airports. This increased flexibility compared to other retail concepts allows XpresSpa to operate multiple stores within an airport, from which it enjoys synergies due to shared labor between stores.

Group Mobile

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

Group Mobile is aggressively pursuing sales of Law Enforcement In-Vehicle “Video and Body-Worn” camera solutions to meet the complex mobile technology demands of thousands of law enforcement agencies and officers in the United States market. Key to the Group Mobile long-term strategy is the complete professional services, post deployment services and lifecycle management of Group Mobile offerings to bring stability to the customer mobile technology platforms.

Group Mobile purchases rugged mobile computing equipment and complementary products from its primary distribution and manufacturing partners and sells them to enterprises, resellers, and retail customers. Group Mobile’s primary customers range from corporations to local governments, emergency first responders and healthcare organizations. The market for rugged mobile computing products is trending towards an increase in the volume of unit sales combined with declining unit prices as the business transitions from primarily being comprised of laptops to one primarily comprised of rugged tablets. As this transition has occurred, Group Mobile is seeing shortened product life cycles and industry specific devices for segments such as healthcare. Group Mobile sets sale prices based on the market supply and demand characteristics for each particular product. Group Mobile is highly dependent on the end-market demand for rugged mobile computing products, which is influenced by many factors, including the introduction of new IT products by Original Equipment Manufacturers (“OEM”), replacement cycles for existing rugged mobile computing products, overall economic growth, local and state budgets, and general business activity.

Product costs represent Group Mobile’s single largest expense and product inventory is one of the largest working capital investments for Group Mobile. Group Mobile’s primary suppliers include Synnex Corporation, Ingram Micro Inc., Xplore Technologies Corporation, and Motion Computing, which, combined, represent approximately 81% of Group Mobile’s inventory purchases. Group Mobile has reseller agreements with most of its OEM and distribution partners. These agreements usually provide for nonexclusive resale and distribution rights. The agreements are generally short-term, subject to periodic renewal, and often contain provisions permitting termination by either Group Mobile or the supplier without cause upon relatively short notice. Furthermore, product procurement from the OEM suppliers is a highly complex process and, as such, efficient and effective purchasing operations are critical to Group Mobile’s success.

FLI Charge

FLI Charge is an early stage company that designs, develops, licenses, manufactures and markets power transfer and charging solutions. FLI Charge is currently working with partners in several verticals to bring products to market. These verticals include education, office, hospitality, power tools, automotive and consumer electronics, among others.

The FLI Charge ecosystem consists of powered surfaces and enablement chips that seamlessly transfer power to electronic devices. FLI Charge surfaces are connected to a power source or battery. The surfaces have conductive contact strips that provide power and are constantly monitored by control circuitry that immediately halts power transfer if an unapproved load or short-circuit condition is detected. FLI Charge-enabled devices are embedded with the FLI Charge contact enablement that consists of four contact points, known as the FLI Charge “constellation.” The constellation is designed to make an immediate and continuous electrical connection with the contact strips regardless of the device’s position or orientation on the surface. The enablement monitors the power coming from the surface and ensures that the correct amount of power goes to the device. Once an approved FLI Charge device is placed on a surface, power is transferred immediately to charge or power the device.

FLI Charge launched its consumer product line on Indiegogo, a crowdfunding platform, on June 15, 2016; the campaign was completed on August 15, 2016. FLI Charge delivered products to the participants in the fourth quarter of 2016.

Intellectual Property

The intellectual property operating segment is focused on the innovation, development and monetization of intellectual property. The Company’s portfolio consists of over 75 patents and patent applications purchased from third parties and internally developed covering a range of technologies including telecom infrastructure, mobile devices, remote monitoring and ad-insertion.

The Company is currently focused on monetizing its technology portfolio through a variety of value enhancing initiatives including, but not limited to, licensing, litigation and strategic partnerships.

Recent Developments

XpresSpa Acquisition

On August 8, 2016, the Company signed an agreement to acquire XpresSpa. On December 23, 2016, the Company completed the acquisition of XpresSpa for a total purchase consideration of $37,400, which includes:

(a)	$1,734 in cash which was invested on August 8, 2016.

(b)	2,500,000 shares of FORM common stock, par value $0.01 per share (“FORM Common Stock”).

(c)	494,792 shares of the Company’s newly designated Series D Convertible Preferred Stock, par value $0.01 per share, (“FORM Preferred Stock”) with an aggregate initial liquidation preference of $23,750.

Pursuant to the terms of the agreement governing the XpresSpa acquisition, in February 2017, in view of unexpected expenses, the parties mutually agreed to reduce the purchase price consideration and, as a result, the total number of shares of FORM Preferred Stock was decreased from 494,792 shares to 491,427 shares with an aggregate initial liquidation preference of $23,588, which are initially convertible into 3,931,416 shares of FORM Common Stock, at a conversion price of $6.00 per share. Each holder of FORM Preferred Stock shall be entitled to vote on an as converted basis.

(d)	Five-year warrants to purchase 2,500,000 shares of FORM Common Stock, at an exercise price of $3.00 per share, each subject to adjustment in the event of a stock split, dividend or similar events.

230,208 shares of FORM Preferred Stock, with an estimated fair value of $11,050, were placed into an escrow that will be released over an 18 month period once certain conditions are satisfied. The escrow will be used to obtain necessary lease consents from the airports and to cover potential liabilities that may arise after the acquisition, but pertain to the activities before the acquisition.

The FORM Preferred Stock is senior to the FORM Common Stock and the terms of the FORM Preferred Stock contain no restrictions on the Company’s ability to issue additional senior preferred securities or its ability to issue additional preferred securities in the future. The Company has the right, but not the obligation, upon ten trading days’ notice to convert the outstanding shares of FORM Preferred Stock into FORM Common Stock at the then applicable conversion ratio, at any time or from time to time, if the volume weighted average price per share of the FORM Common Stock exceeds $9.00 for over any 20 days in a 30 consecutive trading day period. The term of the FORM Preferred Stock is seven years, after which time the Company can repay the holders in shares of FORM Common Stock or cash at its election. If the Company elects to make a payment, or any portion thereof, in shares of FORM Common Stock, the number of shares deliverable (the “Base Shares”) will be based on the volume weighted average price per share of the FORM Common Stock for the 30 trading days prior to the date of calculation (the “Base Price”) plus an additional number of shares of FORM Common Stock (the “Premium Shares”), calculated as follows: (i) if the Base Price is greater than $9.00, no Premium Shares shall be issued, (ii) if the Base Price is greater than $7.00 and equal to or less than $9.00, an additional number of shares equal to 5% of the Base Shares shall be issued, (iii) if the Base Price is greater than $6.00 and equal to or less than $7.00, an additional number of shares equal to 10% of the Base Shares shall be issued, (iv) if the Base Price is greater than $5.00 and equal to or less than $6.00, an additional number of shares equal to 20% of the Base Shares shall be issued and (v) if the Base Price is less than or equal to $5.00, an additional number of shares equal to 25% of the Base Shares shall be issued. The FORM Preferred Stock will accrue interest at 9% per annum.

Assignment of Infrastructure Patent Portfolio

On December 5, 2016, the Company entered into an agreement with Nokia Corporation (“Nokia”) to assign Nokia rights related to certain patents previously purchased from Nokia. The carrying value of the patents assigned to Nokia prior to the agreement was $1,186, which offset the $1,750 of royalty payable and resulted in a gain of $564 on the disposal of assets, which is included in general and administrative expense in the consolidated statements of operations and comprehensive loss. The Company retained selected patents previously purchased from Nokia with a carrying value of $50 as of December 31, 2016 that are no longer subject to any royalty payments to Nokia.

Senior Secured Notes

As of December 31, 2016, the Company no longer had an outstanding balance for its Senior Secured Convertible Notes (the “Notes”), as the Notes were repaid in full during the year. The details of the Company’s significant transactions during 2016 pertaining to the Notes are described below.

On March 9, 2016, the Company and the holders (the “Investors”) of the Company’s $12,500 Notes, which were originally issued by the Company in a registered direct offering on May 4, 2015, entered into an exchange note agreement (the “Exchange Note Agreement”). Pursuant to the Exchange Note Agreement, the Company issued to the Investors an aggregate of 703,644 shares of its common stock, par value $0.01 per share, in exchange for the reduction of $1,267 of the outstanding aggregate principal amount of the Notes and $49 of accrued interest. As a result, the outstanding aggregate principal amount under the Notes was reduced from $3,016 to $1,749 as of March 9, 2016.

In addition, on March 9, 2016, the Company, with the consent of each of the Investors, agreed to amend the Notes. Pursuant to the Amended and Restated Senior Secured Notes (the “Amended Notes”) and the Indenture dated May 4, 2015, as supplemented by a First Supplemental Indenture dated May 4, 2015 and further supplemented by a Second Supplemental Indenture (the “Second Supplemental Indenture”) dated March 9, 2016: (i) the Amended Notes are no longer convertible into shares of the Company’s common stock and are payable by the Company on the Maturity Date (as defined below) in cash only, (ii) the Maturity Date of the Amended Notes was extended to June 30, 2017 (the “Maturity Date”), (iii) the Company discontinued the payment of principal prior to the Maturity Date (subject to certain exceptions), (iv) the interest rate increased from 8% to 10% per annum and accrues on the outstanding aggregate principal amount of the Amended Notes, payable monthly, and (v) the Company will pay to the Investors on the Maturity Date 102% of the outstanding aggregate principal amount of the Amended Notes. The Company also agreed to maintain a cash balance (including cash equivalents) of not less than $2,900.

The Company also agreed to reduce the exercise price of the warrants to purchase an aggregate of 537,500 shares of the Company’s common stock pursuant to the initial agreement (the “May 2015 Warrants”) from $10.00 to $3.00 per share and the parties also agreed to remove from the May 2015 Warrants certain anti-dilution features. Other terms of the May 2015 Warrants remained the same. Furthermore, in connection with the Amended Notes, the Company paid a restructuring fee of $50 to the Investors.

On July 1, 2016, the Company repaid in full its Amended Notes that were due on June 30, 2017, including a 15% fee for early repayment. The Company used an aggregate of $2,011 of cash on hand for repayment of the Amended Notes. As a result of the repayment in full of the Amended Notes, all liens on the Company’s assets, including intellectual property, were released by the Investors.

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

Reverse Stock Split

Unless otherwise noted, the information contained in these consolidated financial statements gives effect to a one-for-ten reverse stock split of the Company’s common stock effected on November 27, 2015 (the “Reverse Stock Split”) on a retroactive basis for all periods presented.

Note 2. Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with United States GAAP. As a result of the Company’s acquisitions of XpresSpa in the fourth quarter of 2016 and International Development Group Limited (“IDG”) in the fourth quarter of 2015, it incorporated their respective financial information in the Company’s consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the periods from the dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of estimates

The preparation of the accompanying consolidated financial statements in conformity with United States GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include the Company’s intangibles assets, the useful lives of the Company’s intangible assets, the valuation of the Company’s derivative warrants, the valuation of stock-based compensation, deferred tax assets and liabilities, income tax uncertainties, and other contingencies.

(c) Translation into United States dollars

The Company conducts certain transactions in foreign currencies, which are recorded at the exchange rate as of the transaction date. All exchange gains and losses occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are included in non-operating income or expense in the consolidated statements of operations and comprehensive loss.

Accounts of the foreign subsidiaries of XpresSpa are translated into United States dollars. Assets and liabilities have been translated at year end exchange rates and revenues and expenses have been translated at average monthly rates for the year. The translation adjustments arising from the use of different exchange rates are included as foreign currency translation within the consolidated statements of changes in stockholders’ equity.

(d) Cash and cash equivalents

The Company maintains cash in checking accounts with financial institutions. The Company has established guidelines relating to diversification and maturities of its investments in order to minimize credit risk and maintain high liquidity of funds. Cash equivalents include amounts due from third party financial institutions for credit and debit card transactions. These items typically settle in less than 5 days and were $235 as of December 31, 2016.

(e) Derivative instruments

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets at their respective fair values. The Company's derivative instruments have been recorded as liabilities at fair value, and are revalued at each reporting date, with changes in the fair value of the instruments included in the consolidated statements of operations and comprehensive loss as non-operating income (expense). The Company reviews the terms of features embedded in non-derivative instruments to determine if such features require bifurcation and separate accounting as derivative financial instruments. Equity-linked derivative instruments are evaluated in accordance with FASB Accounting Standard Codification 815-40, “Contracts in an Entity’s Own Equity” to determine if such instruments are indexed to the Company’s own stock and qualify for classification in equity.

(f) Accounts receivable

Accounts receivable are recorded net of an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. In developing the allowance, the Company considers historical loss experience, the overall quality of the receivable portfolio and specifically identified customer risks. The Company periodically reviews the adequacy of the allowance and the factors used in the estimation making adjustments to the estimate as necessary. Accounts receivable are included in current assets in the consolidated balance sheets. As of December 31, 2016 and 2015, there was no allowance for doubtful accounts.

(g) Inventory

Inventory that was acquired by the Company in conjunction with the acquisition of XpresSpa is measured at fair value as of the acquisition date. All inventory is valued at the lower of cost or market value. Cost is determined using a weighted-average cost method. The Company periodically reviews inventory for potential obsolescence based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. Inventory items determined to be impaired based on such review are reduced to their net realizable value. Inventory is included in current assets in the consolidated balance sheets.

(h) Intangible assets

Intangible assets include trade names, customer relationships, and technology, which were acquired as part of the acquisitions of XpresSpa in the fourth quarter of 2016 and IDG in the fourth quarter of 2015, and are recorded based on the estimated fair value in purchase price allocation. Intangible assets also include purchased patents. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

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

(i) Property and equipment

Property and equipment is recorded at historical cost and primarily consists of leasehold improvements, furniture and fixtures, and other operating equipment. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the lease term or economic useful life. Maintenance and repairs are charged to expense, and renovations or improvements that extend the service lives of our assets are capitalized over the lesser of the extension period or life of the improvement. Gain or loss on dispositions of property and equipment is reflected in the general and administrative expense in the consolidated statements of operations and comprehensive loss.

(j) Goodwill

Goodwill is an asset representing the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized.

Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other. The Company has four reporting units for purposes of evaluating goodwill impairment and performing its annual goodwill impairment test on December 31. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform the two-step impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill.

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

There were no indications of impairment as of December 31, 2016.

(k) Restricted cash and other assets

Restricted cash, which is listed as its own line item in the consolidated balance sheets, represents balances at financial institutions to secure bonds and letters of credit as required by various airports as required by lease agreements.

Prior to December 31, 2013, the Company operated a global platform for the distribution of mobile social applications and services. On February 18, 2014, the Company sold its mobile social application business to InfoMedia Services Limited (“InfoMedia”), receiving an 8.25% ownership interest in InfoMedia as consideration and a seat on the board of directors of InfoMedia. The Company’s investment in InfoMedia is included in other assets in the consolidated balance sheets for the years ended December 31, 2016 and December 31, 2015.

(l) Deferred revenue

Deferred revenue includes (i) payments received from customers in advance of providing products and services and (ii) amounts deferred if other conditions of revenue recognition have not been met. The Company accounts for funds raised from crowdfunding campaigns and pre-sales as deferred revenue until the product is delivered to customers.

(m) Revenue recognition

The Company recognizes revenue from the sale of XpresSpa products and services at the point of sale, net of discounts and applicable sales taxes. Revenues from the XpresSpa wholesale and e-commerce businesses are recorded at the time goods are shipped. The Company excludes all sales taxes assessed to its customers. Sales taxes assessed on revenues are included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets until remitted to the state agencies.

The Company records revenue from the product sales of Group Mobile and FLI Charge when title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company’s shipping terms typically specify F.O.B. destination, at which time title and risk of loss have passed to the customer. At the time of sale of hardware products, the Company records an estimate for sales returns and allowances based on historical experience. Hardware products sold by the Company are warranted by the vendor.

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

Revenue from patent licensing is recognized if collectability is reasonably assured, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and delivery of the service has been rendered. Currently, revenue arrangements related to intellectual property provide for the payment of contractually determined fees and other consideration for the grant of certain intellectual property rights related to the Company’s patents. These rights typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patents, (ii) the release of the licensee from certain claims, and (iii) the dismissal of any pending litigation. The intellectual property rights granted typically extend until the expiration of the related patents. Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s part to maintain or upgrade the related technology, or provide future support or services. Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the upfront payment. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, upon receipt of the upfront fee, and when all other revenue recognition criteria have been met.

(n) Gift cards and customer rewards program

XpresSpa offers no-fee, non-expiring gift cards to its customers. No revenue is recognized upon issuance of a gift card and a liability is established for the gift card’s cash value. The liability is relieved and revenue is recognized upon redemption by the customer. As the gift cards have no expiration date, there is no provision for reduction in the value of unused card balances.

In addition, XpresSpa maintains a rewards program in which customers earn loyalty points, which can be redeemed for future services. Loyalty points are rewarded upon joining the loyalty program, for customer birthdays, and based upon customer spending. When a customer redeems loyalty points, the Company recognizes revenue for the redeemed cash value and reduces the related loyalty program liability. Customer loyalty points do not expire and there is no provision for reduction in the value of unused loyalty points.

The costs associated with gift cards and reward points are accrued as the rewards are earned by the cardholder and are included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets until remitted to the state agencies.

(o) Segment reporting

The Company operates in four operating segments: XpresSpa, Group Mobile, FLI Charge and intellectual property. XpresSpa is a leading airport retailer of spa services and related travel products and has 53 locations as of December 31, 2016. Group Mobile provides rugged, mobile and field-use computing products to customers through their e-commerce platform. FLI Charge develops wireless charging devices and licenses technology to various channels and applications. Intellectual Property is engaged in the innovation, development and monetization of mobile technologies and intellectual property.

(p) Rent expense

Minimum rent expense is recognized over the term of the lease, starting when possession of the property is taken from the landlord, which normally includes a construction period prior to the store opening. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rent expense and the amounts payable under the lease as a short-term or long-term deferred rent liability. Costs related to common area maintenance, insurance, real estate taxes, and other occupancy costs the Company is obligated to pay are excluded from minimum rent expense.

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level and/or rent increase based on a change in the consumer price index or fair market value. These amounts are excluded from minimum rent and are included in the determination of rent expense when it is probable that the expense has been incurred and the amount can be reasonably estimated.

(q) Pre-opening costs

Pre-opening and start-up activity costs, which include rent and occupancy, supplies, advertising, and other direct expenses incurred prior to the opening of a new store, are expensed in the period in which they occur.

(r) Intellectual property costs

Intellectual property costs include expenses incurred in connection with the Company’s patent licensing and enforcement activities, patent-related legal expenses paid to external patent counsel, including contingent legal fees, licensing and enforcement related research, consulting and other expenses paid to third parties, as well as related internal payroll expenses and stock-based compensation. In addition, amounts received by the Company for reimbursements of legal fees in connection with its litigation campaigns are recorded in intellectual property costs as an offset to legal expense.

Also included in intellectual property costs are royalties owed to previous owners of the Company’s intellectual property assets. The royalties fluctuate period to period, based on the amount of licensing revenue the Company recognizes each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period.

(s) Stock-based compensation

Stock-based compensation is recognized as an expense in the consolidated statements of operations and comprehensive loss and such cost is measured at the grant-date fair value of the equity-settled award. The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model. The expense is recognized on a straight-line basis, over the requisite service period. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past. Expected volatility is estimated based on a weighted average historical volatility of the Company and comparable entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve as of the date of grant.

(t) Income taxes

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

In assessing the need for a valuation allowance, the Company looks at cumulative losses in recent years, estimates of future taxable earnings, feasibility of tax planning strategies, the ability to realize tax benefit carryforwards, and other relevant information. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict. In the event that actual results differ from these estimates in future periods, the Company will be required to adjust the valuation allowance.

Significant judgment is required in evaluating the Company's federal, state, local, and foreign tax positions and in the determination of its tax provision. Despite management's belief that the Company's liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. The Company may adjust these accruals as relevant circumstances evolve, such as guidance from the relevant tax authority, its tax advisors, or resolution of issues in the courts. The Company's tax expense includes the impact of accrual provisions and changes to accruals that it considers appropriate. These adjustments are recognized as a component of income tax expense entirely in the period in which new information is available. The Company records interest related to unrecognized tax benefits in interest expense and penalties in the consolidated statements of operations and comprehensive loss as general and administrative expenses.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

(u) Noncontrolling interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of earnings or losses from the subsidiaries, in which the Company holds a majority, but less than 100 percent, ownership interest and the results of which are included in the Company’s consolidated statements of operations and comprehensive loss. Net earnings attributable to noncontrolling interests in 2016 represents the proportionate share of the noncontrolling holders' ownership in certain subsidiaries of XpresSpa.

(v) Net loss per common share

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

(w) Commitments and contingencies

Liabilities for loss contingencies arising from assessments, estimates or other sources are to be recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs expected to be incurred in connection with a loss contingency are expensed as incurred.

(x) Fair value measurements

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

(y) Recently issued accounting pronouncements

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)

The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance was amended in July 2015 and is effective for annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of the adoption on its consolidated financial statements. The Company expects that the new standard will have an impact on revenue recognition for Group Mobile contracts.

ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for this ASU is the same as the effective date for ASU 2014-09, Revenue from Contracts with Customers. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

ASU No. 2014-15, Presentation of Financial Statements (Topic 205): Going Concern

The Company adopted the standard that provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity

The Company adopted the standard that clarifies how current United States GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

ASU No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

The Company adopted guidance on a retrospective basis that requires debt issuance costs related to a recognized debt liability to be presented in the consolidated balance sheets as a deduction from the carrying amount of such debt. Because of this adoption, the Company reclassified $73 of debt issuance costs as of December 31, 2015 from other current assets to senior secured notes.

ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory

This standard requires an entity to measure in-scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes

This standard simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company adopted ASU No. 2015-17 prospectively effective December 31, 2016. Adoption of this ASU did not result in any adjustment to the consolidated balance sheet as the Company records a full valuation allowance of its total deferred tax assets.

ASU No. 2016-01, Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

This standard which amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to the Company’s consolidated financial statements, the most significant impact relates to the accounting for equity investments. It will impact the disclosure and presentation of financial assets and liabilities. The amendments in this update are effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

ASU No. 2016-02, Leases (Topic 842)

This standard provides new guidance related to accounting for leases and supersedes United States GAAP on lease accounting with the intent to increase transparency. This standard requires operating leases to be recorded on the balance sheet as assets and liabilities, and requires disclosure of key information about leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations and comprehensive loss. The adoption will require a modified retrospective approach as of the beginning of the earliest period presented. The new standard is effective for the fiscal year beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements, but the Company expects that it will result in a significant increase in its long-term assets and liabilities.

ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

This standard provides new guidance to simplify the accounting for share-based payments and addresses the treatment of income tax consequences including classification of awards as either equity or liabilities, and classification on the statement of cash flows in financing or operating cash flows, respectively. The standard permits the Company to elect a policy whereby forfeitures are accounted for as they occur rather than on an estimated basis. The new standard is effective for the fiscal year beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

ASU No. 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments

The amendments clarify the steps required to assess whether a call or put option meets the criteria for bifurcation as an embedded derivative. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

This standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The new standard is effective for the fiscal year beginning after December 15, 2019, with early adoption permitted. The Company is currently in the process of evaluating the potential impact of the adoption on its consolidated financial statements.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts, Cash Payments, and Restricted Stock

This standard provides new guidance to help clarify whether certain items should be categorized as operating, investing, or financing in the statement of cash flows. This ASU No. 2016-15 provides guidance on eight specific cash flow issues. The new standard is effective for the fiscal year beginning after December 15, 2017, with early adoption permitted. The Company is currently in the process of evaluating the potential impact of the adoption on its consolidated financial statements.

ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

This standard provides new guidance to clarify the definition of a business by providing guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. Under the new standard, to classify the acquisition of assets as a business, there must be an input, a substantive process that results in outputs, with outputs being defined as the key elements of the business. If substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, this would not qualify as a business. The new standard is effective for the fiscal year beginning after December 15, 2017, with early adoption permitted. The Company is currently in the process of evaluating the potential impact of the adoption on its consolidated financial statements.

ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

This standard provides new guidance to eliminate the requirement to calculate the implied fair value of goodwill, or the Step 2 test, to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The loss recognized should not exceed the total goodwill allocated to the reporting unit. The new standard is effective for the fiscal year beginning after December 15, 2019, with early adoption permitted. The Company is currently in the process of evaluating the potential impact of the adoption on its consolidated financial statements.

(z) Reclassification

On November 27, 2015, the Company implemented the Reverse Stock Split, which became effective as of the opening of trading on the NASDAQ on that date. As of November 27, 2015, every 10 shares of the Company’s issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Stock Split resulted in any of the Company’s stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the nominal par value per share of $0.01 and the Company’s authorized shares.

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

As a result of the adoption of ASU No. 2015-03 on a retrospective basis, during the year ended December 31, 2016, the Company reclassified $73 of debt issuance costs as of December 31, 2015 from other current assets to senior secured notes.

Note 3. Net Loss per Share of Common Stock

On November 27, 2015, the Company effected a one-for-ten reverse stock split of its issued and outstanding shares of common stock. As a result, all references to number of shares of common stock, price per share and weighted average shares of common stock have been adjusted to reflect the one-for-ten reverse stock split on a retroactive basis for all periods presented, unless otherwise noted.

The table below presents the computation of basic and diluted net losses per share of common stock:

	For the year ended December 31,
	2016	2015
Basic Numerator:
Net loss attributable to shares of common stock	$(24,006)	$(11,157)
Net loss attributable to shares of common stock	$(24,006)	$(11,157)
Basic Denominator:
Weighted average number of shares of common stock outstanding during the year	15,167,292	10,217,734
Basic shares of common stock outstanding	15,167,292	10,217,734
Basic loss per share of common stock from continuing operations	$(1.58)	$(1.09)
Basic net loss per share of common stock	$(1.58)	$(1.09)

Diluted Numerator:
Net loss attributable to shares of common stock	$(24,006)	$(11,157)
Diluted net loss attributable to shares of common stock	$(24,006)	$(11,157)

Diluted Denominator:
Basic shares of common stock outstanding	15,167,292	10,217,734
Diluted shares of common stock outstanding	15,167,292	10,217,734
Diluted loss per share of common stock from continuing operations	$(1.58)	$(1.09)
Diluted net loss per share of common stock	$(1.58)	$(1.09)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Vested and unvested options outstanding to purchase an equal number of shares of common stock of the Company	3,679,101	871,484
Unvested RSUs to issue an equal number of shares of common stock of the Company	—	53,280
Warrants to purchase an equal number of shares of common stock of the Company	3,506,679	1,006,679
Preferred stock on an as converted basis	3,931,416	—
Conversion feature of senior secured notes	79,295	1,250,000
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share	11,196,491	3,181,443

Note 4. Cash and Cash Equivalents

	As of December 31,
	2016	2015
Cash denominated in United States dollars	$16,981	$24,918
Cash denominated in currency other than United States dollars	694	33
Credit and debit card receivables	235	—
	$17,910	$24,951

Note 5. Business Combinations

XpresSpa acquisition

On August 8, 2016, the Company signed an agreement to acquire XpresSpa. On December 23, 2016, the Company completed the acquisition of XpresSpa for a total purchase consideration of $37,400, which includes:

(a)	$1,734 in cash which was invested on August 8, 2016.

(b)	2,500,000 shares of FORM common stock, par value $0.01 per share (“FORM Common Stock”).

(c)	494,792 shares of FORM Preferred Stock with an aggregate initial liquidation preference of $23,750.

Pursuant to the terms of the agreement governing the XpresSpa acquisition, in February 2017, the total number of shares of FORM Preferred Stock was decreased from 494,792 shares to 491,427 shares with an aggregate initial liquidation preference of $23,588, which are initially convertible into 3,931,416 shares of FORM Common Stock, at a conversion price of $6.00 per share. Each holder of FORM Preferred Stock shall be entitled to vote on an as converted basis.

(d)	five-year warrants to purchase 2,500,000 shares of FORM Common Stock, at an exercise price of $3.00 per share, each subject to adjustment in the event of a stock split, dividend or similar events.

230,208 shares of FORM Preferred Stock, with an estimated fair value of $11,050, were placed into an escrow that will be released over an 18 month period once certain conditions are satisfied. The escrow will be used to obtain necessary lease consents from the airports and to cover potential liabilities that may arise after the acquisition, but pertain to the activities before the acquisition.

The fair value of the purchase consideration was determined based on the following:

•	The fair value of the shares of FORM Common Stock was determined by multiplying the Company's closing stock price of $2.09/share on the acquisition date by the number of shares of FORM Common Stock issued.

•	The fair value of the warrants was determined using the Monte-Carlo simulation, which calculated the fair value based on the difference between the projected share price, derived from the estimated future market cap, and the exercise price of $3.00/share.

•	The fair value of FORM Preferred Stock was also determined using the Monte-Carlo simulation, from which the Company’s future market cap and derived share price in each year for the seven years following the acquisition date were ascertained. The Company also determined the future market cap and derived share prices for periods prior to the end of the seven year term, assuming early conversion. The fair value was then calculated by multiplying the number of converted shares by the Company’s closing stock price as of the time of conversion. In the scenario that the shares of FORM Preferred Stock will convert at the end of the seven year term, the fair value was calculated by establishing the implied share price and the relevant premium to the conversion ratio. The fair value is then discounted as of the acquisition date.

The transaction has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires that one of the two companies be designated as the acquirer for accounting purposes based on the evidence available. In this transaction, FORM was treated as the acquiring entity for accounting purposes. In identifying FORM as the acquiring entity, the companies took into account the composition of FORM’s Board of Directors, the designation of certain senior management positions, including its Chief Executive Officer and Chief Financial Officer, as well as the fact that FORM’s existing stockholders own approximately 67% of FORM after completion of the acquisition on a fully diluted basis.

Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair value of the purchase price consideration was allocated as follows:

Acquisition of XpresSpa on December 23, 2016:	Fair Value
Cash	$1,734
FORM Common Stock	5,225
December 2016 Warrants	2,689
FORM Preferred Stock	27,752
Total fair value of the purchase consideration	$37,400

The purchase price for the acquisition was allocated to the net tangible and intangible assets based on their fair values as of the acquisition date. The excess of the purchase price over the net tangible assets and intangible assets was recorded as goodwill. The fair value of the purchase price was allocated as follows

Fair Value
Assets:
Cash and cash equivalents	$2,114
Accounts receivable	71
Inventory	2,580
Prepaid expenses	1,216
Restricted cash	638
Property and equipment	16,308
Intangible assets	13,620
Goodwill	20,303
Security deposits for leases	392
Total assets	57,242

Liabilities:
Accounts payable	4,118
Accrued expenses	4,586
Debt	6,500
Total liabilities	15,204

Net assets	42,038
Noncontrolling interests	(4,638)
Total fair value	$37,400

The fair value of the noncontrolling interests as of the acquisition date of $4,638 was estimated based on the business enterprise value analysis of XpresSpa as of the acquisition date. The analysis was performed using the income approach and the implied internal rate of return from the fair value of the total purchase consideration of $37,400 and was based on the proportionate share of each individual location’s business enterprise value of the total business enterprise value of XpresSpa.

The allocation of the purchase price was based upon a valuation performed using the Company's estimates and assumptions, which are subject to change within the measurement period (up to one year from the acquisition date). The principal area of potential purchase price adjustments relates to the consideration placed in escrow. Acquisition costs representing direct legal, accounting, diligence and tax fees of $2,597 were expensed as incurred. Of this amount, the Company incurred $1,353 of these costs, which are included in general and administrative expense in the consolidated statements of operations and comprehensive loss. The remaining $1,244 of costs were incurred by XpresSpa prior to the acquisition.

Group Mobile and FLI Charge acquisition

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

As consideration for the acquisition, the Company issued an equivalent of 1,666,667 shares of common stock (after giving effect to the Reverse Stock Split), which were issued as follows: (i) 1,604,167 shares of the Company’s newly designated Series B Convertible Preferred Stock (“Series B Preferred”), convertible into 1,604,167 shares of the Company’s common stock, (ii) 57,500 shares of the Company’s unregistered common stock issued to one of the sellers, who is a former chief executive officer and director of IDG, in consideration of his forgiveness of debt and (iii) 5,000 shares of the Company’s common stock for transaction related services. A total of 240,625 shares of Series B Preferred Stock were placed in escrow to secure certain of the sellers’ indemnity obligations under the Purchase Agreement for a period of up to 12 months. On November 27, 2015, all outstanding shares of Series B Preferred Stock were converted into unregistered common stock of the Company, resulting in the issuance of 1,604,167 shares of common stock. Shares held in escrow were released to the sellers in April and November 2016.

Purchase consideration value was determined based on the market value of the Company’s common stock as of the date of the transactions, discounted for the fact that the shares are restricted as to their marketability for a period of six months from the issuance date.

The transaction has been accounted for as a business combination. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The purchase price consideration was as follows:

Fair Value
October 15, 2015 Acquisition:
Series B Preferred Stock	$5,378
Debt assumed, settled in shares	193
Total fair value of shares issued	$5,571

The purchase price for the acquisition was allocated to the net tangible and intangible assets based on their fair values as of the acquisition date. The excess of the purchase price over the net tangible assets and intangible assets was recorded as goodwill. The purchase price allocation was as follows:

Fair Value
Assets:
Cash and cash equivalents	$144
Accounts receivable	245
Inventory	234
Prepaid expenses`	18
Intangible assets	2,146
Goodwill	4,863
Total assets	7,650

Liabilities:
Accounts payable	464
Credit line	270
Accrued expenses	44
Other current liabilities	173
Deferred tax liabilities	866
Total liabilities	1,817

Net assets	5,833
Noncontrolling interest in FLI Charge	(262)
Total fair value	$5,571

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

On December 28, 2015, the Company acquired the remaining 30% interest in FLI Charge from third parties. In conjunction with the transaction, the Company issued 110,000 shares of its unregistered common stock for total consideration of $262. The fair value of the consideration for financial reporting purposes was determined based on the market value of the shares as of the date of the transaction, discounted due to the restricted nature of the shares and the effect this has on their marketability. The issuance of these shares has no impact on the allocation of the purchase consideration pursuant to FASB ASC 810 and was recorded as an equity transaction.

Note 6. Intangible Assets and Goodwill

Intangible assets

The following table provides information regarding the Company’s intangible assets, which consist of the following:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Weighted average amortization period (years)
Patents	$27,026	$(26,879)	$147	$28,213	$(13,782)	$14,431	12.45
Customer relationships	1,476	(360)	1,116	1,163	(62)	1,101	3.38
Trade name	13,812	(172)	13,640	504	(21)	483	5.97
Technology	479	(102)	377	479	(18)	461	5.68
Software	350	(20)	330	—	—	—	3.00
Total intangible assets	$43,143	$(27,533)	$15,610	$30,359	$(13,883)	$16,476

The Company recorded customer relationships, trade name and technology in connection with the acquisitions of Group Mobile and FLI Charge in the fourth quarter of 2015 and XpresSpa in the fourth quarter of 2016. Additionally, during 2016, the Company has capitalized costs for software related to the build-out of Group Mobile’s new website, groupmobile.com, which was placed in service in the fourth quarter 2016. The patent assets consist of several major patent portfolios, which were acquired from third parties, as well as a number of internally-developed patents. The costs related to internally-developed patents are expensed as incurred. Customer relationships consists of agreements or relationships with customers, customer lists and returning customers that are considered material to the business and hold economic value. Trade names are words, names, symbols or other devices used in trade to indicate the source of the product and to distinguish it from the products of others. Trade names are considered valuable to the operations of the business. To estimate the value of the trade name, the Company considered the royalty that could be charged to license the subject trade name and applied the relief from royalty method of the income approach.

During the second quarter of 2016, the Company determined that there were impairment indicators related to certain of its patents. A significant factor considered when making this determination occurred on May 6, 2016, when “Vringo, Inc.” changed its name to “FORM Holdings Corp.” and concurrently announced its repositioning as a holding company of small and middle market growth companies. The Company concluded that this factor was deemed a “triggering” event, which required the related patent assets to be tested for impairment. In performing this impairment test, the Company determined that the patent portfolios, which together represent an asset group, were subject to impairment testing. In the first step of the impairment test, the Company utilized its projections of future undiscounted cash flows based on the Company’s existing plans for the patents. As a result, it was determined that the Company’s projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, the Company performed the second step of the impairment test to measure the impairment by calculating the asset group’s fair value as of May 6, 2016. As a result, following amortization for the month of April, the Company recorded an impairment charge of $11,937, or 88.7% of the carrying value of the patents prior to impairment. This resulted in a new carrying value of $1,526 on May 6, 2016. The impairment charge is included in depreciation, amortization and impairment in the consolidated statements of operations and comprehensive loss. Following the impairment, the Company reevaluated the remaining useful life and concluded that there were no changes in the estimated useful life.

On December 5, 2016, the Company entered into an agreement with Nokia to assign Nokia rights related to certain patents previously purchased from Nokia. The carrying value of the patents assigned to Nokia prior to the agreement was $1,186, which offset the $1,750 of royalty payable and resulted in a gain of $564 on the disposal of assets, which is included in general and administrative expense in the consolidated statements of operations and comprehensive loss. The Company retained selected patents previously purchased from Nokia with a carrying value of $50 as of December 31, 2016 that are no longer subject to any royalty payments to Nokia.

The Company’s intangible assets are amortized over their expected useful lives. During the years ended December 31, 2016 and 2015, the Company recorded amortization and impairment expense of $13,650 and $3,295, respectively, related to its intangible assets.

Except as disclosed above, there were no impairment indicators related to any of the Company’s amortizable intangible assets during the year ended December 31, 2016.

As of December 31, 2016, future amortization for our intangible assets is as follows:

Years ending December 31,	Amount
2017	$2,992
2018	2,989
2019	2,722
2020	2,380
2021	2,262
Thereafter	2,265
Total	$15,610

Goodwill

The following table provides information regarding the Company’s goodwill, which relates to the acquisition of XpresSpa completed on December 23, 2016 and the acquisition of Group Mobile and FLI Charge as part of the IDG acquisition completed on October 15, 2015. There were no indicators of impairment of goodwill as of December 31, 2016.

Goodwill as of December 31, 2014	$—
Acquisition of Group Mobile	4,106
Acquisition of FLI Charge	757
Goodwill as of December 31, 2015	4,863
Acquisition of XpresSpa	20,303
Goodwill as of December 31, 2016	$25,166

Note 7. General and administrative expenses

The following table shows the key categories of general and administrative expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015.

	Year ended December 31,
	2016	2015
General and administrative expenses:
Salaries, commissions, and benefits	$4,662	$2,149
Stock-based compensation	2,347	4,303
Legal, merger and acquisition, and financing	1,900	729
Accounting, tax and audit	500	579
Advertising and marketing	1,248	163
Product development	681	92
Public company administration and investor relations	992	632
Insurance	644	691
Rent and utilities	673	394
Other general and administrative expenses	1,143	430
Total general and administrative expenses	$14,790	$10,162

Note 8. Segment Information

The Company currently has four operating segments, including XpresSpa, Group Mobile, FLI Charge and intellectual property, which accumulate revenue and expenses. Additionally, the Company allocates certain expenses to its non-operating corporate segment. The corporate segment represents general and administrative expenses as well as net non-operating income (expense) that are not specific to any of the Company’s operating segments, but represent expenses incurred on behalf of the parent company, a holding company.

	For the year ended December 31,
	2016	2015
Revenue:
XpresSpa	$811	$—
Group Mobile	6,638	935
FLI Charge	350	2
Intellectual property	11,175	21,750
Total revenue	$18,974	$22,687

Segment operating loss:
XpresSpa	$(192)	$—
Group Mobile	(2,100)	(351)
FLI Charge	(2,488)	(139)
Intellectual property and corporate	(17,637)	(9,854)
Total segment operating loss	(22,417)	(10,344)
Non-operating expense, net	(1,586)	(1,780)
Loss before income tax benefit	$(24,003)	$(12,124)

Assets:
XpresSpa	$57,527	$—
Group Mobile	7,014	6,228
FLI Charge	1,620	1,583
Intellectual property	940	17,528
Corporate	15,706	25,120
Total assets	$82,807	$50,459

General and administrative costs are allocated among the operating segments and non-operating corporate segment. Each operating segment records their respective general and administrative costs with the exception of the intellectual property segment, which has minimal general and administrative costs so they are combined with those of the non-operating corporate segment. The non-operating corporate segment does not have any revenue, but does incur expenses. As a result, the intellectual property operating segment and the non-operating corporate segment were combined in the table above for purposes of displaying the total segment operating loss for those two segments.

The corporate segment’s assets are mainly comprised of cash and cash equivalents.

The Company currently operates in two geographical segments: the United States and all other countries. The following table represents the geographical revenue, segment operating loss, and total asset information as of and for the years ended December 31, 2016 and 2015. There were no concentrations of geographical revenue, segment operating loss, or total assets related to any single foreign country that were material to the Company’s consolidated financial statements.

	For the year ended December 31,
	2016	2015
Revenue:
United States	$18,875	$22,687
All other countries	99	—
Total revenue	$18,974	$22,687

Segment operating loss:
United States	$(22,490)	$(10,344)
All other countries	73	—
Total segment operating loss	$(22,417)	$(10,344)

Assets:
United States	$80,053	$50,459
All other countries	2,754	—
Total assets	$82,807	$50,459

Note 9. Revenue from Settlements and Licensing Agreements

On April 25, 2016, the Company entered into a Confidential License Agreement (the “License Agreement”). Pursuant to the terms of the License Agreement, the licensee paid the Company a one-time lump sum payment of $8,900 on May 30, 2016. As a result, the Company granted to the licensee a non-exclusive, non-transferable, worldwide perpetual license to certain patents and patent applications.

On December 7, 2015, the Company entered into a confidential settlement and license agreement (the “Settlement Agreement”) with ZTE Corporation and its affiliates (“ZTE”), pursuant to which: (i) ZTE paid the Company a total of $21,500, net of any withholding, value added or other taxes; (ii) the parties withdrew all pending litigations and proceedings against each other including the litigations related to ZTE’s breach of its non-disclosure agreement with the Company; and (iii) the Company granted ZTE a non-exclusive, non-transferable, worldwide perpetual license of certain patents and patent applications owned by the Company.

Note 10. Debt and Senior Secured Notes

Debt

As part of the acquisition of XpresSpa, which was completed on December 23, 2016, the Company recorded the debt described below.

XpresSpa entered in a credit agreement and secured promissory note (“Rockmore Debt”) with Rockmore Investment Master Fund Ltd. (“Rockmore”) on April 22, 2015 that was amended on August 8, 2016. Rockmore is an investment entity controlled by the Company’s board member, Bruce T. Bernstein.

The total principal of the Rockmore Debt is $6,500 payable in full upon maturity on May 1, 2018 with an additional one-year extension to May 1, 2019 at the election of the Company. The Rockmore Debt bears 11.24% interest per year (based on 360 days in a year) that is payable as follows:

•	9.24% annual interest, calculated on a monthly basis, which is payable in arrears on the last business day of each month plus

•	2% annual interest, calculated on a monthly basis, which accrues monthly and becomes due and payable on the Rockmore Debt anniversary dates.

The interest decreases to 10.5% per year (8.5% payable in monthly installments and 2% payable annually) if the Rockmore Debt is extended to May 1, 2019, effective May 1, 2018.

The Rockmore Debt can be pre-paid by XpresSpa at a 4% penalty at any point at its election. The Rockmore Debt is secured by substantially all of the assets of XpresSpa. In addition, XpresSpa needs consent of Rockmore to incur any additional debt, except for:

•	debt to finance acquisition, construction, or improvement of fixed and capital assets;

•	performance bonds, bid bonds, appeal bonds, surety bonds, and similar;

•	pension fund and employee benefit plan obligations;

•	unsecured debt not exceeding $1,000;

•	convertible notes not exceeding $5,000; and

•	letters of credit, bank guarantees and others in the ordinary course of business.

In addition, Rockmore was entitled to certain reporting rights and annual audited financial information, which Rockmore waived in March 2017.

The Rockmore Debt had a fair value of $6,500 as of the acquisition date, December 23, 2016, and a $6,500 carrying value included in long term liabilities in the consolidated balance sheet as of December 31, 2016. During the period from the acquisition date to December 31, 2016, XpresSpa paid $100 of interest for December 2016 and January 2017 and recorded $16 of interest expense.

Senior Secured Notes

The table below summarizes changes in the book value of the Notes from December 31, 2015 to December 31, 2016:

Book value as of December 31, 2015 (net of unamortized portion of debt issuance costs of $73)	$3,111
Debt repayments in January and February 2016	(1,190)
Amortization of debt discount and debt issuance costs, included in interest expense	356
Book value of Notes before the Exchange Note Agreement on March 9, 2016	2,277

Fair value of the considerations provided to the Investors, including:
Increase in fair value of May 2015 Warrants due to reduced exercise price	281
Repayment of Notes in shares of common stock	1,267
Repayment of $1,267 of Notes in shares of common stock at a discount to the market	183
Restructuring fee paid to the Investors	50
Total fair value of the considerations provided to the Investors	1,781

Book value of Amended Notes after the Exchange Note Agreement on March 9, 2016	496
Amortization of debt discount and debt issuance costs, included in interest expense	1,253
Early repayment fee of 15% of outstanding principal of $1,749	262
Repayment of Amended Notes in full on July 1, 2016	(2,011)
Book value of Amended Notes as of December 31, 2016	$—

As of December 31, 2015, total outstanding principal of the Company’s Notes was $4,206. Between January 1, 2016 and March 9, 2016, the Company made two principal payments in the aggregate amount of $1,190. The Company elected to make these principal payments in shares of the Company’s common stock, which were issued at a 15% discount to the market price data. As such, the Company issued 1,032,332 shares in lieu of principal payments and recorded $210 as extinguishment of debt expense in the consolidated statements of operations and comprehensive loss.

On March 9, 2016, the Company and the Investors entered into an Exchange Note Agreement. Pursuant to the Exchange Note Agreement, the Company issued to the Investors an aggregate of 703,644 shares of its common stock in exchange for the reduction of $1,267 of the outstanding aggregate principal amount of the Notes and $49 of accrued interest. As a result, the outstanding aggregate principal amount under the Notes was reduced from $3,016 to $1,749 as of March 9, 2016.

In addition, on March 9, 2016, the Company, with the consent of each of the Investors, agreed to amend the Notes. Pursuant to the Amended Notes and the Indenture dated May 4, 2015, as supplemented by the First Supplemental Indenture dated May 4, 2015 and further supplemented by the Second Supplemental Indenture dated March 9, 2016: (i) the Amended Notes are no longer convertible into shares of the Company’s common stock and will be payable by the Company on the Maturity Date in cash only, (ii) the Maturity Date of the Amended Notes will extend to June 30, 2017, (iii) the Company will discontinue the payment of principal prior to the Maturity Date (subject to certain exceptions), (iv) the interest rate increased from 8% to 10% per annum and will accrue on the outstanding aggregate principal amount of the Amended Notes, payable monthly, and (v) the Company will pay to the Investors on the Maturity Date 102% of the outstanding aggregate principal amount of the Amended Notes. The Company also agreed to maintain a cash balance (including cash equivalents) of not less than $2,900.

In addition, the Company agreed to reduce the exercise price of the May 2015 Warrants from $10.00 to $3.00 per share and the parties also agreed to remove from the May 2015 Warrants certain anti-dilution features. Other terms of the May 2015 Warrants remained the same. Furthermore, in connection with the Amended Notes, the Company paid a restructuring fee of $50 to the Investors.

On July 1, 2016, the Company repaid in full its Amended Notes that were due on June 30, 2017, including a 15% fee for early repayment. The Company used an aggregate of $2,011 of cash on hand for repayment of the Amended Notes. As a result of the repayment in full of the Amended Notes, all liens on the Company’s assets, including its intellectual property, were released by the Investors.

Note 11. Fair Value Measurements

The following table presents the placement in the fair value hierarchy of liabilities measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
December 31, 2016:
May 2015 Warrants	$259	$—	$—	$259

December 31, 2015:
May 2015 Warrants	$416	$—	$—	$416
Conversion feature	$1	$—	$—	$1

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

In addition to the above, the Company’s financial instruments as of December 31, 2016 and 2015, consisted of cash and cash equivalents, receivables, accounts payable, Notes and Debt. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) during the year ended December 31, 2016:

	May 2015 Warrants	Conversion feature
December 31, 2015	$416	$1
Decrease in fair value of the warrants and conversion feature	(438)	(1)
Increase in fair value as a result of debt modification	281	—
December 31, 2016	$259	$—

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities falls within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

December 31, 2016:

Description	Valuation technique	Unobservable inputs	Range
May 2015 Warrants	Black-Scholes-Merton	Volatility	45.15%
		Risk-free interest rate	1.57%
		Expected term, in years	3.34
		Dividend yield	0.00%

December 31, 2015:

Description	Valuation technique	Unobservable inputs	Range
Conversion feature	Monte-Carlo model	Volatility	82.46%
		Risk free interest rate	0.46%
		Expected term, in years	0.51
		Conversion price	$10.00

May 2015 Warrants	Black-Scholes-Merton	Volatility	79.13%
		Risk free interest rate	1.68%
		Expected term, in years	4.34
		Dividend yield	0.00%

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

The following table presents the placement in the fair value hierarchy of intangible assets measured at fair value on a non-recurring basis as of December 31, 2016 due to impairment. There was no impairment of intangible assets for the year ended December 31, 2015 and, as such, no fair value measurement was performed. Also included in the following table is the placement in the fair value hierarchy of warrants and FORM Preferred Stock issued on December 23, 2016 for the acquisition of XpresSpa, measured at fair value on a non-recurring basis as of December 31, 2016:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
December 31, 2016:
Patents	$147	$—	$—	$147
December 2016 Warrants	$2,689	$—	$—	$2,689
FORM Preferred Stock	$27,752	$—	$—	$27,752

During the second quarter of, 2016, the Company recorded a noncash impairment charge of $11,937 to reduce the net carrying value of its patent assets to its estimated fair value of $1,526. Following the impairment charge and a subsequent assignment of certain patents to Nokia and additional amortization expense for the remainder of the year, the net carrying value of the patent assets was reduced to $147 as of December 31, 2016. The fair value of these assets were classified as Level 3 of the fair value hierarchy using an income-based approach.

As disclosed in Note 5, the purchase consideration values of the warrants and FORM Preferred Stock issued for the acquisition of XpresSpa on December 23, 2016 were determined using the Monte-Carlo simulation and, as such, were classified as Level 3 of the fair value hierarchy.

Note 12. Warrants

The following table summarizes information about warrant activity during the year ended December 31, 2016:

	No. of warrants	Weighted average exercise price	Exercise price range
December 31, 2015	1,006,679	$12.92	$5.00 - $17.60
Granted	2,500,000	$3.00	$3.00
Exercised	—	—	—
Expired	—	—	—
December 31, 2016	3,506,679	$4.77	$3.00 - $17.60

On March 9, 2016, the Company modified the exercise price of the May 2015 Warrants, which are recorded as derivative warrant liabilities, from $10.00 to $3.00. There were no changes to other terms of the May 2015 Warrants (see Note 10). The change in fair value of the May 2015 Warrants as a result of the exercise price modification was accounted for as a debt discount to be amortized over the remaining term of the Amended Notes. Certain of the Company’s outstanding warrants are classified as equity warrants and certain are classified as derivative warrant liabilities.

The Company’s outstanding equity warrants as of December 31, 2016 consist of the following:

	No. outstanding	Exercise price	Remaining contractual life	Expiration Date
Series 1 Warrants	149,025	$17.60	0.55 years	July 19, 2017
Series 2 Warrants	194,352	$17.60	0.55 years	July 19, 2017
Reload Warrants	75,802	$17.60	0.10 years	February 6, 2017
October 2015 Warrants	50,000	$5.00	4.29 years	April 15, 2021
December 2016 Warrants	2,500,000	$3.00	4.98 years	December 23, 2021
Outstanding as of December 31, 2016	2,969,179

The Company’s outstanding derivative warrants as of December 31, 2016 consist of the following:

	No. outstanding	Exercise price	Remaining contractual life	Expiration Date
May 2015 Warrants	537,500	$3.00	3.34 years	May 4, 2020

Note 13. Stock-based Compensation

The Company has a stock-based compensation plan available to grant stock options and RSUs to the Company’s directors, employees and consultants. Under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), a maximum of 1,560,000 shares of common stock may be awarded (after giving effect to the one-for-ten reverse stock split). In 2015, and again in 2016, the Company amended the Plan so that a maximum of shares of common stock that may be awarded was increased to 7,100,000. As of December 31, 2016, 3,115,843 shares were available for future grants under the Plan. Total stock-based compensation expense for the years ended December 31, 2016 and 2015 was $2,570 and $5,064, respectively.

The following table illustrates the stock options granted during the year ended December 31, 2016:

Title	Grant date	No. of options	Exercise price	Fair market value at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Directors, management, employees, and consultant	April - June 2016	2,990,000	$1.55 - $1.92	$0.82 - $1.54	Over 1 year for directors; Over 3 years for management, employees, and consultant	Volatility: 58.92% - 59.80% Risk free interest rate: 1.24% - 1.95% Expected term, in years: 5.31 - 5.81 Dividend yield: 0.00%

On April 4, 2016, the Company's Board of Directors authorized 2,990,000 stock options to be granted to directors, management, and employees. Of this amount, 2,260,000 stock options granted to certain management and employees was greater than the amount available under the Plan, as amended in 2015, and, as such, the stock options were not issued to management and employees as they required stockholder approval. The stock options were approved by the Company’s stockholders on November 28, 2016.

The following table illustrates the RSUs granted during the year ended December 31, 2016.

Title	Grant date	No. of RSUs	Exercise price	Fair market value at grant date	Vesting term
Consultant	March 9, 2016	10,000	—	$2.13	0.33 years

The following tables summarize information about stock options and RSU activity during the year ended December 31, 2016:

	RSUs		Options
	No. of RSUs	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding as of January 1, 2016	53,280	$36.31	871,484	$30.65	$5.10 - 55.00	$20.49
Granted	10,000	$2.13	2,990,000	$1.58	$1.55 - 1.92	$1.38
Vested/Exercised	(63,280)	$30.91	—	—	—	—
Forfeited	—	—	(173,383)	$17.07	$1.90 – 41.00	$10.38
Expired	—	—	(9,000)	$55.00	$55.00	$26.20
Outstanding as of December 31, 2016	—	—	3,679,101	$7.60	$1.55 – 55.00	$5.41
Exercisable as of December 31, 2016	—	—	1,667,434	$14.85	$1.55 – 55.00

	Non-vested stock options:		Non-vested RSU:
	No. of options	Weighted average grant date fair value	No. of RSUs	Weighted average grant date fair value
Balance at January 1, 2016	56,123	$10.66	53,280	$36.31
Granted	2,990,000	$1.38	10,000	$2.13
Vested	(961,126)	$1.77	(63,280)	$30.91
Forfeited	(73,330)	$1.29	—	—
Balance at December 31, 2016	2,011,667	$1.46	—	$—

The following table summarizes information about employee and non-employee stock options outstanding as of December 31, 2016:

Exercise price range	No. options outstanding	No. options exercisable	Weighted average remaining contractual life (years)
$0.01-10.00	2,987,785	976,535	4.72
$10.00-20.00	82,066	82,066	3.88
$20.00-30.00	40,000	40,000	6.57
$30.00-40.00	490,500	490,083	6.19
$40.00-50.00	66,500	66,500	7.14
$50.00-60.00	12,250	12,250	0.08
	3,679,101	1,667,434

As of December 31, 2016, the total aggregate intrinsic values of options outstanding and options exercisable were $1,636 and $514, respectively. As of December 31, 2015, the total aggregate intrinsic values of options outstanding and options exercisable were zero since these instruments were “out-of-the-money” as of that date. There were no options exercised during the years ended December 31, 2016 and 2015.

The total fair value of stock options that vested in the years ended December 31, 2016 and 2015 was $1,703 and $3,687, respectively. As of December 31, 2016, there was approximately $2,929 of total unrecognized stock-based payment cost related to non-vested options, shares and RSUs, granted under the incentive stock option plans. Overall, the cost is expected to be recognized over a weighted average of 1.66 years.

The Company did not recognize tax benefits related to its stock-based compensation as there is a full valuation allowance recorded.

Note 14. Related Parties Transactions

The Company engaged various parties to perform valuations, legal, financial and tax due diligence associated with the XpresSpa acquisition and other merger and acquisition projects. Among the service providers, the Company engaged RedRidge Lender Services LLC (“RedRidge”) to perform financial due diligence regarding the acquisition of XpresSpa. Andrew Perlman, the Company’s Chief Executive Officer, and certain members of his family own a minority equity position in RedRidge, which may be considered a related party. The audit committee of the Company’s Board of Directors reviewed and approved the engagement of RedRidge. The fee for the XpresSpa engagement was $101 and the fees for other engagements were $60, all of which were incurred during the year ended December 31, 2016 and are reflected in the general and administrative expense in the consolidated statements of operations and comprehensive loss.

As disclosed in Note 10, Debt and Senior Secured Notes, XpresSpa’s debt holder, Rockmore, is an investment entity controlled by the Company’s board member, Bruce T. Bernstein. The Company believes the terms of the Debt were reflective of market rates as of the time of issuance. Additionally, on July 1, 2016, the Company repaid in full its Amended Notes, including a fee for early repayment, in the amount of $2,011. The Amended Notes were held by the Investors, which included entities controlled by the Company’s board member, Richard Abbe, who joined the Company’s Board of Directors in March 2016.

In addition, the Company paid $212 to Bruce T. Bernstein in March 2017 for the legal costs incurred in conjunction with the acquisition of XpresSpa and Amiral legal proceedings prior to the completion of the acquisition, as he was indemnified by XpresSpa. These costs are included in the accounts payable, accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2016.

Note 15. Property and Equipment

The following table summarizes information about property and equipment activity during the year ended December 31, 2016:

Balance of property and equipment as of December 31, 2014	$221
Depreciation expense	(221)
Balance of property and equipment as of December 31, 2015	—
Additions	291
Additions from XpresSpa acquisition	16,308
Depreciation expense	(132)
Balance of property and equipment as of December 31, 2016	$16,467

Property and equipment is comprised of three categories: leasehold improvements, furniture and fixtures, and other operating equipment.

	December 31,
	2016	2015	Useful Life
Furniture and fixtures	$740	$201	3-4 years
Leasehold improvements	14,732	202	Average 5-8 years
Other operating equipment	1,127	207	Maximum 5 years
	16,599	610
Accumulated depreciation	(132)	(610)
Total property and equipment, net	$16,467	$—

During the years ended December 31, 2016 and 2015, the Company recorded $132 and $221 of depreciation expense, respectively.

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the shorter of remaining lease term or economic useful life (which is on average 5-8 years).

Note 16. Other Current Assets

As of December 31, 2016, and 2015, the Company’s other current assets were comprised of the following:

	December 31,
	2016	2015
Prepaid expenses	$2,215	$674
Other	27	24
Balance as of December 31	$2,242	$698

Prepaid expenses are predominantly comprised of prepaid insurance policies which have terms of one year or less.

Note 17. Accounts Payable, Accrued Expenses and Other Current Liabilities

As of December 31, 2016, and 2015, the Company’s accounts payable, accrued expenses and other current liabilities were comprised of the following:

	December 31,
	2016	2015
Accounts payable	$9,555	$4,278
Accrued liabilities	1,356	607
Tax liabilities	676	538
Other	43	432
Balance as of December 31	$11,630	$5,855

Gift cards and customer rewards program

As of December 31, 2016, XpresSpa recorded an accrued liability of $605 for gift cards and the customer rewards program.

Accrued liability for insurance

XpresSpa carries several annual insurance policies including indemnity, fire, umbrella, and workers’ compensation. XpresSpa financed the total of $699, or 85%, of the total insurance premiums with a third party provider, at a rate of 3.99% per year payable in ten installments over a 12-month period. As of December 31 2016, XpresSpa had an outstanding balance of its financing arrangement of approximately $583, which is scheduled to be repaid in 2017.

Merchant financing

In April 2016, XpresSpa entered into a merchant financing arrangement with a top tier credit card company for $1,000, which was provided in the form of an advance against certain future credit card transactions. XpresSpa made repayments on a daily basis throughout 2016 from proceeds of certain credit card transactions. As of December 31, 2016, the outstanding balance of the advance was $155. This balance was repaid in full in February 2017. In addition, XpresSpa entered into a new merchant financing arrangement with the same party for $500 in the first quarter of 2017.

Loan agreement with Oklahoma Fidelity Bank

On July 12, 2015, Group Mobile amended its existing loan agreement with Oklahoma Fidelity Bank, a division of Fidelity Bank. The total amount of the loan was $300 and interest accrued at a variable interest rate, which was the lower of the Wall Street Journal prime rate plus 1% or 5%. The loan was fully repaid in the third quarter of 2016.

Note 18. Income Taxes

For the years ended December 31, 2016 and 2015, the loss from continuing operations before taxes consists of the following:

	2016	2015
Domestic	$(24,042)	$(12,072)
Foreign	39	(52)
	$(24,003)	$(12,124)

Income tax benefit attributable to continuing operations for the years ended December 31, 2016 and 2015 consisted of the following:

	2016	2015
Continued operations:
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
Deferred:
Federal	—	(866)
State	—	—
Foreign	—	—
	$—	$(866)

Income tax expense attributable to continuing operations differed from the amounts computed by applying the applicable United States federal income tax rate to loss from continuing operations before taxes on income as a result of the following:

	For the year ended December 31,
	2016	2015
Loss before income taxes	$(24,003)	$(12,124)
Tax rate	35%	35%

Computed “expected” tax benefit	(8,401)	(4,243)
State taxes, net of federal income tax benefit	—	(294)
Change in valuation allowance	8,107	3,627
Nondeductible expenses	276	64
Other items	18	(20)
Income tax benefit	$—	$(866)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Deferred income tax assets:
Net operating loss carryforwards	$49,433	$44,756
Stock-based compensation	6,125	4,839
Patents and other	3,356	1,212
Net deferred income tax assets	58,914	50,807
Less:
Valuation allowance	(58,914)	(50,807)
Net deferred income tax assets	$—	$—

The Company assesses the need for a valuation allowance related to its deferred income tax assets by considering whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. A valuation allowance has been recorded against the Company’s deferred income tax assets, as it is in the opinion of management that it is more likely than not that the net operating loss carryforwards (“NOL”s) will not be utilized in the foreseeable future.

The valuation allowance as of December 31, 2016 is $58,914, which will be reduced if and when the Company determines that the deferred income tax assets are more likely than not to be realized.

The following table presents the changes to the valuation allowance during the years presented:

As of January 1, 2015	$48,688
Charged to cost and expenses – continuing operations	3,627
Charged to cost and expenses – discontinued operations	(299)
Return to provision true-up and other	(1,209)
As of December 31, 2015	50,807
Charged to cost and expenses – continuing operations	9,468
Charged to cost and expenses – discontinued operations	—
Return to provision true-up and other	(1,361)
As of December 31, 2016	$58,914

As of December 31, 2016, the Company’s estimated aggregate total NOLs were $138,915 for United States federal, state and local purposes expiring 20 years from the respective tax years to which they relate. The NOL amounts are presented before Internal Revenue Code, Section 382 limitations (“Section 382”). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOLs and tax credits in the event of an ownership change of a corporation. Thus, the Company’s ability to utilize all such NOLs and credit carryforwards may be limited. The NOLs available post-merger that the Company completed in 2012 that are not subject to limitation amount to $98,151. The remaining NOLs of $39,601 are subject to the limitation of Section 382. The annual limitation is approximately $2,000.

The Company files its tax returns in the United States federal jurisdiction, as well as in various state, local and foreign jurisdictions. FORM Holdings Corp. has open tax years for 2013 through 2016. As of December 31, 2016, all tax years for the Company’s subsidiary Innovate/Protect are still open.

The Company did not have any material unrecognized tax benefits as of December 31, 2016. The Company does not expect to record any additional material provisions for unrecognized tax benefits within the next year.

Note 19. Commitments and Contingencies

Litigation and legal proceedings

Certain of the Company’s outstanding legal matters include speculative claims for substantial or indeterminate amounts of damages. The Company regularly evaluates developments in its legal matters that could affect the amount of any potential liability and makes adjustments as appropriate. Significant judgment is required to determine both the likelihood of there being a liability and the estimated amount of a loss related to such matters.

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the matters described below, and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company recorded $671, which is included in accounts payable, accrued expenses, and other current liabilities in the consolidated balance sheet as of December 31, 2016.

The Company expenses legal fees in the period in which they are incurred.

XpresSpa

Cordial

Effective October 2014, XpresSpa terminated its former Airport Concession Disadvantaged Business Enterprise (“ACDBE”) partner, Cordial Endeavor Concessions of Atlanta, LLC (“Cordial”), in several store locations at Hartsfield-Jackson Atlanta International Airport. In April 2015 Cordial filed a complaint with the Federal Aviation Administration (“FAA”) (which oversees the City of Atlanta with regard to airport ACDBE programs) and, in December 2015, the FAA mandated that the City of Atlanta review XpresSpa’s request to substitute new partners in lieu of Cordial and Cordial’s claims of retaliation. In response to the FAA ruling, pursuant to a corrective action plan approved by the FAA, the City of Atlanta held two hearings in February 2016 and ruled in favor of the Company on both issues. Cordial submitted a further complaint to the FAA claiming that the City of Atlanta was biased against Cordial and that the City of Atlanta’s decision was wrong. On October 2016, the FAA sent a letter to the City of Atlanta directing that the City of Atlanta retract previous findings on Cordial’s allegations and engage an independent third party to investigate issues previously decided by Atlanta. The FAA also directed that Atlanta determine monies potentially due to Cordial.

On January 3, 2017, XpresSpa filed a lawsuit in the Supreme Court of the State of New York, County of New York against Cordial and several related parties alleging breach of contract, unjust enrichment, breach of fiduciary duty, fraudulent inducement, fraudulent concealment, tortious interference, and breach of good faith and fair dealing (the “Cordial Litigation”). On March 3, 2017, XpresSpa filed a first amended complaint against Cordial.

On January 4, 2017, XpresSpa filed a lawsuit in the United States District Court for the Southern District of New York against its former attorney, Kevin Ross, and his law firm alleging malpractice, unjust enrichment, breach of fiduciary duty, fraudulent inducement, fraudulent concealment, tortious interference, and promissory estoppel (the “Ross Litigation”). On March 2, 2017, the defendants filed a letter with the Court requesting a pre-motion conference in anticipation of the defendants’ filing of a motion to dismiss. On March 17, 2017, XpresSpa filed a First Amended Complaint against the defendants.

Both the Cordial Litigation and Ross Litigation are pending before the respective courts; no schedule has been set in either matter.

In February 2017, Cordial filed a Part 16 complaint with the FAA. On March 7, 2017, the FAA held that XpresSpa has not been named in Cordial’s complaint, and is not a proper respondent.

In re Chen et al.

On March 16, 2015, four former employees of XpresSpa who worked at locations in John F. Kennedy International Airport and LaGuardia Airport filed a putative class and collective action wage-hour litigation in the United States District Court for the Eastern District of New York, claiming that they, and other spa technicians were misclassified, and that overtime was unpaid. On September 23, 2016, the Court conditionally certified the class. The parties held a mediation on February 28, 2017 and reached an agreement on a settlement in principle. The parties are in the process of drafting a formal settlement agreement incorporating the agreed-upon terms.

Amiral

On July 29, 2016, Amiral Holdings SAS (“Amiral”) filed a preliminary relief proceeding in the Netherlands against the Company’s subsidiary, XpresSpa Europe B.V. (“XpresSpa Europe”), relating to the failed acquisition by Amiral of XpresSpa Europe. On October 7, 2016, Amiral initiated proceedings before the District Court in Amsterdam seeking the transfer of shares in XpresSpa Europe to Amiral and damages.

On August 2, 2016, Amiral filed a complaint for breach of contract against XpresSpa related to a failed merger between Amiral and XpresSpa, before the Supreme Court of the State of New York, County of New York. On November 23, 2016, a temporary restraining order was granted, enjoining XpresSpa and other parties from closing the merger between XpresSpa and the Company pending Amiral fulfilling certain conditions, which Amiral, on December 22, 2016, indicated that it would not meet, thus having the effect of dissolving the temporary restraining order.

During the first quarter of 2017, the parties resolved their disputes and have dismissed and/or withdrawn all actions against each other. Pursuant to an agreement between the parties, Amiral will receive shares of FORM Preferred Stock from former XpresSpa shareholders. No liability is expected or recorded for these proceedings.

Employment related complaints

There have been three complaints filed against XpresSpa with the Equal Employment Opportunity Commission for unlawful termination of employment and discriminatory employment practices. No liability is expected or recorded for these proceedings. At this time the Company does not believe that the outcome of these matters, individually or in the aggregate, would have a material adverse effect on its business or results of operations.

Other

XpresSpa is regularly subject to claims, suits and other proceedings involving commercial disputes, labor and employment, personal injury and other matters. Such claims, suits and other proceedings could result in fines, civil or criminal penalties or other adverse consequences.

Intellectual Property

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

All deposits that had been posted with the courts in connection with the Company’s litigation with ZTE have been returned.

ASUS

In March 2016, the Company settled all disputes and ended all litigations with ASUSTeK Computer Inc. and its subsidiaries (collectively, “ASUS”). Google, Inc., who intervened as a party in the Company’s litigation against ASUS in India, and the Company have agreed to withdraw their respective outstanding claims against one another, for which each party has covered its own costs.

Confidential license agreement

On April 25, 2016, the Company entered into a Confidential License Agreement (the “License Agreement”). Pursuant to the terms of the License Agreement, the licensee paid the Company a one-time lump sum payment of $8,900,000 on May 30, 2016. As a result, we granted to the licensee a non-exclusive, non-transferable, worldwide perpetual license to certain patents and patent applications we own.

Other

The Company’s intellectual property segment is also engaged in other litigation, for which no liability is recorded, as the Company does not expect any material negative outcome.

Corporate

Mason Chu

On December 31, 2015, Mason Chu filed a lawsuit against the Company and its directors, alleging that the defendants breached their fiduciary duty to the Company and its stockholders. The parties resolved the litigation in March 2017.

Leases

The Company is obligated under multiple lease agreements for its XpresSpa retail concessions. The lease agreements for the retail concessions have terms which expire at varying dates through December 31, 2025 and primarily require payment of rent as a percentage of sales and a minimum annual guarantee (“MAG”) rent payment. The MAG rent under the terms of the agreements range from $5 to $250 per year and are adjusted on each anniversary date.

XpresSpa is contingently liable to a surety company under certain general indemnity agreements required by various airports relating to its lease agreements. XpresSpa agrees to indemnify the surety for any payments made on contracts of suretyship, guaranty, or indemnity. The Company believes that all contingent liabilities will be satisfied by its performance under the specified lease agreements.

The Company’s corporate headquarters, as well as XpresSpa’s and FLI Charge’s, are located in New York, NY and its lease will expire in October 2019. Group Mobile’s corporate headquarters are located in Chandler, AZ and its lease will expire in July 2019.

Rent expense for operating leases for years ended December 31, 2016 and 2015, were $584 and $381, respectively.

As of December 31, 2016, future minimum commitments under noncancelable lease agreements are as follows:

Years ending December 31,	Amount
2017	$4,904
2018	4,100
2019	2,916
2020	2,188
2021	1,798
Thereafter	2,688
Total	$18,594

Note 20. Subsequent Events

Excalibur Acquisition

On February 2, 2017, the Company completed the acquisition of Excalibur Integrated Systems, Inc. (“Excalibur”). The Company acquired 100% of the capital stock of Excalibur, an end-to-end solutions provider of mobile hardware devices, wireless network security, data networking, telephony and mobile application development and software solutions, which was added to the Company’s Group Mobile operating segment.

In consideration for the acquisition, the Company issued to the former stockholders of Excalibur (the “Excalibur Sellers”) an aggregate of 888,573 unregistered shares of the Company’s common stock, par value $0.01 per share. The Excalibur Sellers will, in the three years following the closing of this transaction, also receive $500 for each $2,000 of gross profit generated by a specified list of Excalibur accounts annually, until such cumulative gross profit reaches $6,000, and an additional $500 when such cumulative profit reaches $10,000, such amounts payable in either cash or the Company’s common stock, at the election of the Company.

The Company is in the process of evaluating the accounting treatment for this acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto, duly authorized on the 30th day of March, 2017.

FORM Holdings Corp.

By:	/s/ Andrew D. Perlman
Andrew D. Perlman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ ANDREW D. PERLMAN	Chief Executive Officer and Director (Principal	March 30, 2017
Andrew D. Perlman	Executive Officer)

/s/ ANASTASIA NYRKOVSKAYA	Chief Financial Officer (Principal Financial Officer	March 30, 2017
Anastasia Nyrkovskaya	and Principal Accounting Officer)

/s/ JOHN ENGELMAN	Director	March 30, 2017
John Engelman

/s/ SALVATORE GIARDINA	Director	March 30, 2017
Salvatore Giardina

/s/ DONALD E. STOUT	Director	March 30, 2017
Donald E. Stout

/s/ BRUCE T. BERNSTEIN	Director	March 30, 2017
Bruce T. Bernstein

/s/ ANDREW R. HEYER	Director	March 30, 2017
Andrew R. Heyer

/s/ RICHARD K. ABBE	Director	March 30, 2017
Richard K. Abbe

Exhibits Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC, the unitholders of XpresSpa who are parties thereto and Mistral XH Representative, LLC, as representative of the unitholders, dated as of August 8, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2016)

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated September 8, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 9, 2016)

2.3	Amendment No. 2 to Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated October 25, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 25, 2016)

3.1*	Amended and Restated Certificate of Incorporation, as amended as of November 28, 2016

3.2	Second Amended and Restated Bylaws, effective May 6, 2016 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on May 5, 2016)

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.2 to our Current Report on Form 8-K filed on July 20, 2012)

3.4	Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

3.5	Certificate of Designation of Series C Junior Participating Preferred Stock (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on March 21, 2016)

3.4	Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 23, 2016).

4.1	Specimen common stock certificate (incorporated by reference from our Registration Statement on Form S-1 filed on May 18, 2010)

4.2	Form of Warrant Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010)

4.3	Form of Special Bridge Warrants (incorporated by reference from our Registration Statement on Form S-1 filed on January 29, 2010)

4.4†	Form of Management Option Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010)

4.5	Form of Preferential Reload Warrant (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 15, 2012)

4.6	Form of Reload Warrants (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 15, 2012)

4.7	Form of Series 1 Warrant (incorporated by reference from Annex F to our Registration Statement on Form S-4 (File No. 333-180609) originally filed with the SEC on April 6, 2012)

4.8	Form of Series 2 Warrant (incorporated by reference from Annex G to our Registration Statement on Form S-4 (File No. 333-180609) originally filed with the SEC on April 6, 2012)

4.9	Form of Warrant, dated June 20, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 30, 2014 filed on August 6, 2014)

4.10	Form of Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

4.11	Form of Notes (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

4.12	Form of Warrant (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

4.13	Form of Base Indenture between Vringo, Inc. and Computershare Trust Company, N.A. (incorporated by reference from Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

4.14	Form of First Supplemental Indenture (incorporated by reference from Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

4.15	Section 382 Rights Agreement, dated as of March 18, 2016, between Vringo, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designation of Series C Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 21, 2016)

4.16	Form of Warrant to Purchase Shares of Common Stock of FORM Holdings Corp. (incorporated by reference from Annex F to our Registration Statement on Form S-4 filed with the SEC on October 26, 2016)

10.1†	Vringo, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated by reference from Appendix C of our Proxy Statement on Schedule 14A (DEF 14A) filed with the SEC on September 25, 2015)

10.2†	Form of Stock Option Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.3†	Form of Restricted Stock Unit Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.4†	Employment Agreement, dated February 13, 2013, by and between Vringo and Andrew D. Perlman (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2012 filed on March 21, 2013)

10.5†	Employment Agreement, dated May 7, 2013, by and between Vringo and David L. Cohen (incorporated by reference from Exhibit 10.19 to our Annual Report on Form 10-K filed on March 3, 2014)

10.6	Lease, dated July 10, 2012, by and between Vringo, Inc. and Teachers Insurance and Annuity Association of America, for the benefit of its separate Real Estate Account Landlord (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed on November 14, 2012), as amended by First Amendment to Lease, dated January 24, 2014 (incorporated by reference from Exhibit 10.21 to our Annual Report on Form 10-K filed on March 3, 2014)

10.7††	Confidential Patent Purchase Agreement, dated August 9, 2012, by and between Vringo, Inc. and Nokia Corporation (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed on November 14, 2012)

10.8	Form of Subscription Agreement, dated October 4, 2012, by and between Vringo, Inc. and each of the investors (incorporated by reference from our Current Report on Form 8-K filed on October 5, 2012)

10.9	Form of Subscription Agreement, dated August 9, 2012, by and between Vringo, Inc. and each of the investors (incorporated by reference from our Current Report on Form 8-K filed on August 9, 2012)

10.10†	Form of Indemnification Agreement, dated January 31, 2013, by and between Vringo, Inc. and each of its Directors and Executive Officer (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2012 filed on March 21, 2013)

10.11†	Employment Agreement, dated December 19, 2014, by and between Vringo, Inc. and Anastasia Nyrkovskaya (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2014)

10.12†	Employment Agreement, dated February 13, 2013, by and between Vringo, Inc. and Cliff Weinstein (incorporated by reference from Exhibit 10.14 to our Annual Report on Form 10-K filed with the SEC on March 10, 2016)

10.13††	Confidential Settlement and License Agreement, dated as of December 3, 2015, by between ZTE Corporation, for itself and on behalf of its affiliates and Vringo, for itself and on behalf of its affiliates (incorporated by reference from Exhibit 10.15 to our Annual Report on Form 10-K filed with the SEC on March 10, 2016)

10.14	Securities Purchase Agreement, dated May 4, 2015, between Vringo, Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

10.15	Form of Security Agreement in favor of Iroquois Master Fund Ltd. as collateral agent (incorporated by reference from Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

10.16	Form of Stock Purchase Agreement, dated as of October 15, 2015, by and between Vringo, Inc., International Development Group Limited, the sellers party thereto and the sellers’ representative (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

10.17†	Amendment No. 1 to Employment Agreement dated August 20, 2015, by and between Vringo, Inc. and Andrew D. Perlman (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 21, 2015)

10.18†	Amendment No. 2 to Employment Agreement, dated October 13, 2015, by and between Vringo, Inc. and Andrew D. Perlman (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

10.19†	Amendment No. 1 to Employment Agreement, dated October 13, 2015, by and between Vringo, Inc. and Anastasia Nyrkovskaya (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

10.20†	Amendment No. 1 to Employment Agreement, dated October 13, 2015, by and between Vringo, Inc. and David L. Cohen (incorporated by reference from Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

10.21†	Amendment to Employment Agreement dated October 13, 2015, by and between Vringo, Inc. and Cliff Weinstein (incorporated by reference from Exhibit 10.24 to our Annual Report on Form 10-K filed with the SEC on March 10, 2016)

10.22†	Amendment No. 2 to Employment Agreement, dated June 27, 2016, by and between FORM Holdings Corp. and David L. Cohen (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2016)

10.23	Subscription Agreement, dated as of August 8, 2016, by and between FORM Holdings Corp. and Mistral Spa Holdings, LLC (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2016)

10.24	Subscription Agreement and Joinder, dated as of August 8, 2016, by and between XpresSpa Holdings, LLC and FORM Holdings Corp (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 8, 2016)

10.25†	FORM Holdings Corp. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 28, 2016)

10.26†	Independent Director’s Agreement, by and between FORM Holdings Corp. and Andrew R. Heyer, dated as of December 23, 2016 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.27*††	Confidential Settlement and Patent Assignment Agreement by and between FORM Holdings Corp. and Nokia Corporation dated as of December 5, 2016

21*	Subsidiaries of FORM Holdings Corp.

23.1*	Consent of CohnReznick LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBLR Instance Document

101.SCH*	XBLR Taxonomy Extension Schema Document

101.CAL*	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBLR Taxonomy Extension Definition Linkbase Document

101.LAB*	XBLR Taxonomy Extension Label Linkbase Document

101.PRE*	XBLR Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.