Form 10-K/A
period 2016-12-31
FORM Holdings Corp.
filed 2017-05-01
CIK 1410428

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
[Do not check if a smaller reporting company]

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the closing sale price of such shares on The NASDAQ Stock Market LLC on June 30, 2016 was $28,369,000.

As of May 1, 2017, 19,459,027 shares of the registrant's common stock are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of FORM Holdings Corp. (“FORM” or the “Company”) for the fiscal year ended December 31, 2016, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2017 (the “Original Filing”). This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because the Company has not and will not file a definitive proxy statement within 120 days after the end of its 2016 fiscal year. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

All references in this Form 10-K/A to “we,” “us” and “our” refer to FORM Holdings Corp., a Delaware corporation, and its consolidated subsidiaries unless the context requires otherwise.

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

Name	Age	Position(s) with the Company
Andrew D. Perlman	39	Chief Executive Officer and Director
Anastasia Nyrkovskaya	40	Chief Financial Officer
Clifford Weinstein	35	Executive Vice President and President of FLI Charge
Jason Charkow	41	Senior Vice President of Legal and Business Affairs
Edward Jankowski	63	Senior Vice President and Chief Executive Officer of XpresSpa
John Engelman*	61	Director
Donald E. Stout*(1)(2)(3)	70	Director
Salvatore Giardina*(2)	54	Director
Bruce T. Bernstein*(1)(2)(3)	53	Director
Richard K. Abbe*	46	Director
Andrew R. Heyer*	59	Director

*	Independent director under the rules of The NASDAQ Stock Market.
(1)	Current member of Compensation Committee.
(2)	Current member of Audit Committee.
(3)	Current member of Nominating and Corporate Governance Committee.

Andrew D. Perlman has served as our Chief Executive Officer since March 2012, as our President from April 2010 to July 2012 and as a member of our Board of Directors since September 2009. From February 2009 to March 2010, Mr. Perlman served as Vice President of Global Digital Business Development at EMI Music Group (“EMI”), where he was responsible for leading distribution deals with digital partners for EMI’s music and video content. From May 2007 to February 2009, Mr. Perlman was the General Manager of our operations in the United States and also served as our Senior Vice President Content & Community, in which he led its content and social community partnerships. From June 2005 to May 2007, Mr. Perlman was Senior Vice President of Digital Media at Classic Media, Inc. (“Classic Media”), a global media company with a portfolio of kids, family and pop-culture entertainment brands. In his position with Classic Media, Mr. Perlman led the company’s partnerships across video gaming, online and mobile distribution. From June 2001 to May 2005, Mr. Perlman served as General Manager for the Rights Group, LLC and its predecessors, a mobile content, marketing and mobile fan club company, where he oversaw mobile marketing campaigns for major international brands and certain major performing artists. Mr. Perlman currently serves on the Board of Directors of Neurotrope, Inc. Mr. Perlman holds a Bachelor of Arts (“B.A.”) in Business Administration from the School of Business and Public Management at The George Washington University.

We believe Mr. Perlman’s prior experience in licensing and deal structuring qualifies him to serve on our Board of Directors. His additional experience and insights gained over the past six years with us are a significant contribution to the company and the Board of Directors.

Anastasia Nyrkovskaya joined us in May 2013 as our Chief Financial Officer. Ms. Nyrkovskaya oversees all aspects of the finance and accounting functions, including: SEC and internal financial reporting, budgeting and forecasting, mergers and acquisitions and business integrations, tax planning and reporting, human resources, and operational matters. Prior to joining us, from 2006, Ms. Nyrkovskaya served as Vice President and Assistant Global Controller and Vice President, Corporate Finance and Business Development at NBCUniversal Media, LLC (“NBCUniversal Media”). She was responsible for technical accounting areas, policies and internal controls. She also structured merger and acquisition transactions, partnerships, joint ventures and dispositions, as well as debt activities and restructurings. From 1998 to 2006, Ms. Nyrkovskaya served in the Audit and Assurance practice at KPMG LLP. Ms. Nyrkovskaya is a Certified Public Accountant and received an advanced degree in economics and business administration from Moscow State University of Publishing and Printing Arts.

Clifford Weinstein has served as our Executive Vice President since March 2012 and as President of FLI Charge since late 2015. Mr. Weinstein is primarily responsible for the FLI Charge operating segment. From 2003 to 2012, Mr. Weinstein was a partner and Senior Vice President of Institutional Sales at Maxim Group, an investment banking, securities and wealth management firm. Mr. Weinstein received his B.A. from Fordham University.

Jason Charkow has served as our Senior Vice President, Legal and Business Affairs, since June 2016 and is responsible for overseeing all of our and our subsidiaries’ legal affairs and supporting our business activities. Mr. Charkow joined us in February 2012 as our Senior Intellectual Property Counsel and, in June 2014, became the Director of Legal and Intellectual Property, assuming responsibility for oversight of our world-wide intellectual property litigation and management of our intellectual property assets. Prior to joining us, Mr. Charkow was an attorney at Winston & Strawn and Jones Day where he focused on intellectual property litigation, prosecution and counseling. Mr. Charkow has litigated complex patent infringement matters involving a range of telecommunications, computer and electronic technologies. Mr. Charkow earned a Juris Doctor from Hofstra University and holds a bachelor’s degree in mechanical engineering from Binghamton University.

Edward Jankowski has served as our Senior Vice President since December 2016 and as XpresSpa’s Chief Executive Officer since June 2016. From 2012 to 2016, Mr. Jankowski was the Vice President and General Manager of Luxury Retail at Luxottica, where he oversaw the Ilori and Optical Shop of Aspen and Persol retail stores. From 2007 to 2012, Mr. Jankowski was Senior Vice President and General Manager for Godiva Chocolatier, responsible for the $400 million North America multi-channel business, consisting of 240 retail stores, plus wholesale, direct, and interactive business. From 2001 to 2007, Mr. Jankowski was the Chief Operating Officer of Safilo Group’s Solstice sunglasses stores, where he opened 120 stores, oversaw store operations, merchandising, finance, planning/distribution, marketing and communications, loss prevention, real estate, visual and store design/development/construction. From 1999 to 2001, Mr. Jankowski was the President of Airport Shops Division of World Duty Free Americas, a division of B.A.A., where he was a member of the Senior Executive Committee, with responsibility for the $120 million Airport Division. From 1993 to 1999, Mr. Jankowski served as the Vice President/Director of Stores for Liz Claiborne, where he was a member of the Retail Executive Committee and led execution of business strategies, sales results and store profit. Prior to his position at Liz Claiborne, Mr. Jankowski held leadership positions at Casual Corner, Atherton Industries, Woman’s World, and Ganto’s. Mr. Jankowski began his career in 1975 as an Executive Trainee for R.H. Macy’s. Mr. Jankowski currently serves on the Board of Directors of the Accessories Council, FIT Accessories Advisory and the Elizabeth Carter Beach Association. Mr. Jankowski received his B.Sc. in management and commerce marketing from Rider University.

John Engelman has been our director since December 2010. Mr. Engelman also serves as an independent director of Hemisphere Media Group, Inc., a publically traded Hispanic media company that owns and operates television stations and cable networks in the United States, Puerto Rico and Latin America. Mr. Engelman was a co-founder of Classic Media, Inc. (“Classic Media”), a global media company specializing in family and children’s entertainment where he served as co-chief executive officer until 2012. During that time, he launched television and consumer products driven brands based on iconic entertainment properties such as Lassie, Casper the Friendly Ghost, Frosty the Snowman and Bullwinkle and Rocky. Mr. Engelman developed monetization strategies and oversaw the roll up of intellectual property assets from diverse rights holders. In August 2012, Classic Media was acquired by DreamWorks Animation SKG where Mr. Engelman currently co-heads the DreamWorks Classics division. In August 2016, DreamWorks was subsequently acquired by NBCUniversal, a division of Comcast Corporation. From 2007 to 2009, Mr. Engelman was co-chief executive officer of Boomerang Media, Inc. (“Boomerang Media”), an acquisition company controlled by GTCR Golder Rauner. From 1997 to 2001, he was an operating partner with Pegasus Capital Advisors and a managing director of Brener International Group, LLC. From 1991 to 1996, Mr. Engelman was President of Broadway Video, Inc., a producer of live television and motion pictures. He began his career as a partner at the Los Angeles law firm of Irell & Manella. Mr. Engelman has a J.D. from Harvard Law School and a B.A. in Government from Harvard College.

We believe Mr. Engelman’s experience in the media and entertainment industries qualifies him to serve on our Board of Directors. His experience gained both as an executive at Classic Media and Boomerang Media are contributions to us and the Board of Directors.

Donald E. Stout has been our director since July 19, 2012 and was a director of Innovate/Protect from November 7, 2011 through the consummation of the merger with us. In a career spanning over forty years, Mr. Stout has been involved in virtually all facets of intellectual property law. Mr. Stout is a partner at a law firm Fitch, Even, Tabin & Flannery LLP since 2015 and he had been a senior partner at the law firm of Antonelli, Terry, Stout & Kraus, LLP from 1982 to 2015. As an attorney in private practice, Mr. Stout has focused on litigation, licensing and representation of clients before the United States Patent and Trademark Office (“USPTO”) in diverse technological areas. From 1971 to 1972, Mr. Stout worked as a law clerk for two members of the USPTO Board of Appeals and, from 1968 to 1972. Mr. Stout was an assistant examiner at the USPTO, where he focused on patent applications covering radio and television technologies. Mr. Stout has written and prosecuted hundreds of patent applications in diverse technologies, rendered opinions on patent infringement and validity, and has testified as an expert witness regarding obtaining and prosecuting patents. Mr. Stout is also the co-founder of NTP Inc., which licensed Research in Motion (RIM), the maker of the Blackberry handheld devices, for $612.5 million to settle a patent infringement action. Mr. Stout also previously served on the Board of Directors of Tessera Technologies, Inc. (TSRA). Mr. Stout is a member of the bars of the District of Columbia and Virginia, and is admitted to practice before the Supreme Court of the United States, the Court of Appeals for the Federal Circuit and the USPTO. Mr. Stout holds a Bachelor’s degree in Electrical Engineering, with distinction, from Pennsylvania State University, and a J.D., with honors, from The George Washington University.

We believe Mr. Stout’s experience in intellectual property law qualifies him to serve on our Board of Directors.

Salvatore Giardina joined our Board of Directors on May 23, 2016. Mr. Giardina has served as Chief Financial Officer of Pragma Securities LLC and its holding company, Pragma Weeden Holdings LLC, since 2009. From 2006 through 2008, Mr. Giardina served as S.V.P. and Chief Financial Officer of G-Trade Services LLC and ConvergEx Global Markets LLC. From 2002 through 2006, Mr. Giardina served as Vice President and Chief Financial Officer of Ladenburg Thalmann Financial Services Inc., the publicly-traded holding company of Ladenburg Thalmann & Co., Inc., where Mr. Giardina served as its Executive Vice President and Chief Financial Officer from 1998 through 2006 and as its Controller from 1990 through 1998. From 1983 through 1990, Mr. Giardina was an auditor with the national public accounting firm of Laventhol & Horwath. Mr. Giardina served as a director of National Holdings Corporation from 2012 through 2016 and as Chairman of its Audit Committee from 2013 through 2016. Mr. Giardina is a certified public accountant and is Series 24 and Series 27 registered.

We believe Mr. Giardina’s extensive financial expertise and his practical and management experience qualifies him to serve on our Board of Directors and as a member and the chairperson of the audit committee of our Board of Directors.

Bruce T. Bernstein joined our Board of Directors on February 8, 2016. Mr. Bernstein has over thirty years of experience in the securities industry, primarily as senior portfolio manager for two alternative finance funds as well as in trading and structuring of arbitrage strategies. Mr. Bernstein has served as President of Rockmore Capital, LLC since 2006, the manager of a direct investment and lending fund with peak assets under management of $140 million. Previously, he served as Co-President of Omicron Capital, LP, an investment firm based in New York, which he joined in 2001. Omicron Capital focused on direct investing and lending to public small cap companies and had peak assets under management of $260 million. Prior to joining Omicron Capital, Mr. Bernstein was with Fortis Investments Inc., where he was Senior Vice President in the bank’s Global Securities Arbitrage business unit, specializing in equity structured products and equity arbitrage and then President in charge of the bank’s proprietary investment business in the United States. Prior to Fortis, Mr. Bernstein was Director in the Equity Derivatives Group at Nomura Securities International specializing in cross-border tax arbitrage, domestic equity arbitrage and structured equity swaps. Mr. Bernstein started his career at Kidder Peabody, where he rose to the level of Assistant Treasurer. Mr. Bernstein also serves as a member of the Board of Directors of Neurotrope, Inc. Mr. Bernstein is also a member of the board of Summit Digital Health, a laser based blood glucose monitor distributor, based in New Jersey. Mr. Bernstein holds a B.B.A. from City University of New York (Baruch).

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

Andrew R. Heyer joined our Board of Directors on December 23, 2016. Mr. Heyer is the Chief Executive Officer and founder of Mistral Capital Management, LLC, a private equity fund manager. Prior to founding Mistral, he served as a Founding Managing Partner of Trimaran Capital Partners, L.L.C. Mr. Heyer was formerly a Vice Chairman of CIBC World Markets Corp. and co-head of CIBC Argosy Merchant Banking Funds. Prior to joining CIBC World Markets Corp. in 1995, Mr. Heyer was a founder and Managing Director of The Argosy Group L.P. Before Argosy, Mr. Heyer was a Managing Director at Drexel Burnham Lambert Incorporated and previous to that, he worked at Shearman/American Express. Mr. Heyer serves as a director of Jamba, Inc. and The Hain Celestial Group, both of which are publicly traded companies. He also serves on the boards of Mistral’s portfolio companies. Mr. Heyer also serves as a member of the Executive Committee and Board of Trustees of the University of Pennsylvania and the University of Pennsylvania Health System.

We believe Mr. Heyer’s extensive experience in the securities industry qualifies him to serve on our Board of Directors.

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2016 there were 23 meetings of our Board of Directors, and the various committees of the Board of Directors met a total of 10 times. No director attended fewer than 75% of the total number of meetings of the Board of Directors and of committees of the Board of Directors on which he served during fiscal 2016. The Board of Directors has adopted a policy under which each member of the Board of Directors is strongly encouraged but not required to attend each annual meeting of our stockholders.

Audit Committee. Our Audit Committee met five times during fiscal 2016. This committee currently has three (3) members, Salvatore Giardina (Chairman), Bruce T. Bernstein and Donald E. Stout. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews our annual and quarterly financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and The NASDAQ Stock Market (“NASDAQ”), as such standards apply specifically to members of audit committees. The Board of Directors has determined that both Messrs. Giardina and Bernstein are “audit committee financial experts,” as defined by the SEC in Item 407 of Regulation S-K.

A copy of the Audit Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.formholdings.com/corp_governance.

Compensation Committee. Our Compensation Committee met two times during fiscal 2016. This committee currently has two (2) members, Bruce T. Bernstein (Chairman) and Donald E. Stout.

Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) and our 2006 Stock Option Plan (the “2006 Plan”). The Compensation Committee is responsible for the determination of the compensation of our Chief Executive Officer, and shall conduct its decision making process with respect to that issue without the Chief Executive Officer present, and establishment and reviewing general compensation policies with the objective of attracting and retaining superior talent, rewarding individual performance and achieving our financial goals. The Compensation Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities. During fiscal year 2016, based on the recommendation of management, the Compensation Committee did not engage third party compensation consultants.

Both members of the Compensation Committee qualify as independent under the definition promulgated by NASDAQ. A copy of the Compensation Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.formholdings.com/corp_governance.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee met four times during fiscal year 2016 and currently has two (2) members, Bruce T. Bernstein and Donald E. Stout. The Nominating Committee’s role and responsibilities are set forth in the Nominating Committee’s written charter and is authorized to:

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

Both members of the Nominating and Corporate Governance Committee qualify as independent under the definition promulgated by NASDAQ. In addition, under our current corporate governance policies, the Nominating and Corporate Governance Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating and Corporate Governance Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board of Directors, and concern for the long-term interests of the stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources.

A copy of the Nominating and Governance Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.formholdings.com/corp_governance.

Board Leadership Structure and Role in Risk Oversight

Mr. Perlman currently serves as our Chief Executive Officer and leads all meetings of the Board of Directors. If the Board of Directors convenes for a special meeting, the non-management directors will meet in executive session if circumstances warrant. We do not currently have a chairman or lead independent director and believe that this current board structure is the appropriate structure.

The Board of Directors oversees our business and considers the risks associated with our business strategy and decisions. The Board of Directors currently implements its risk oversight function as a whole. The committees also provide risk oversight and report any material risks to the Board of Directors.

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

Based solely upon a review of the copies of the forms furnished to us, we believe that our officers, directors and beneficial owners of more than 10% of our common stock complied with all applicable filing requirements during the fiscal year ended December 31, 2016, with the exception of a Form 3 which was not filed on a timely basis with respect to one transaction on behalf of Edward Jankowski, a Form 3 which was not filed on a timely basis with respect to one transaction on behalf of Andrew Heyer and a Form 4 which was not filed on a timely basis with respect to one transaction on behalf of Salvatore Giardina.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to all of its employees. The text of the code of conduct and ethics is posted on the “Investors — Corporate Governance” section of our website at www.formholdings.com/corp_governance, and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 780 Third Avenue, 12th Floor, New York, New York 10017. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of The NASDAQ Stock Market.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid during the fiscal years ended December 31, 2016 and 2015 to (1) our Chief Executive Officer, (2) our President of FLI Charge and Executive Vice President, and (3) our Chief Financial Officer and Treasurer who are all of our named executive officers as of December 31, 2016.

Name and principal position	Year	Salary ($)	Option awards ($) (1)	Total ($)
Andrew D. Perlman	2016	431,667	1,235,440	1,667,107
	2015	415,000	—	415,000

Cliff Weinstein	2016	366,667	1,235,440	1,602,107
	2015	325,000	—	325,000

Anastasia Nyrkovskaya	2016	333,333	540,505	873,838
	2015	317,197	—	317,197

(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Notes 2 and 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Narrative Disclosure to Summary Compensation Table

Andrew D. Perlman

On February 13, 2013, we entered into an employment agreement with Mr. Perlman, which had a term of three (3) years. Under the terms of that employment agreement, from January 1, 2015, Mr. Perlman received a base salary of $415,000 and was eligible to participate in any annual bonus or other incentive compensation program that we may have adopted from time to time for our executive officers.

On October 13, 2015, we entered into an amendment to the existing employment agreement with Mr. Perlman, pursuant to which, the employment period under the employment agreement was extended to December 31, 2017, and Mr. Perlman remained eligible to receive an annual performance bonus according to corporate and personal goals as established by the Compensation Committee in its sole discretion.

On January 20, 2017, we entered into a new employment agreement with Mr. Perlman that superseded his prior employment agreement. Under the terms of this new employment agreement, Mr. Perlman’s annual base salary is $450,000, retroactive to January 1, 2017.

The employment agreement is for a term of three (3) years, provided that the employment agreement shall extend in two (2) month increments for up to one (1) year thereafter for each month that the negotiations are not concluded prior to sixth months before the end of the term.

The employment agreement provides that Mr. Perlman will be eligible to participate in any annual bonus and other incentive compensation program that we may adopt from time to time for our executive officers and if Mr. Perlman has earned any bonus or non-equity based incentive compensation which remains unpaid upon termination of employment for any reason, whether by Mr. Perlman or us other than for cause, then Mr. Perlman shall be entitled to receive a pro- rata portion of such incentive compensation at the time it is paid.

In the event the employment agreement is terminated for (i) Good Reason by Mr. Perlman, or (ii) by us without Cause, Mr. Perlman shall be entitled to receive an amount of base salary (at the rate of base salary in effect immediately prior to such termination) equal to the lesser of (x) one times the base salary and (y) two times the base salary payable for the number of full months remaining in the employment period, and COBRA continuation coverage paid in full by us for up to a maximum of twelve months following the date of termination. “Cause” as used in Mr. Perlman’s employment agreement means: (a) the willful and continued failure of Mr. Perlman to perform substantially his duties and responsibilities for us (other than any such failure resulting from his death or disability) after a written demand by the Board of Directors for substantial performance is delivered to Mr. Perlman by us, which specifically identifies the manner in which the Board of Directors believes that Mr. Perlman has not substantially performed his duties and responsibilities, which willful and continued failure is not cured by Mr. Perlman within thirty days of his receipt of such written demand; (b) the conviction of, or plea of guilty or nolo contendere to a felony, (c) an intentional breach of his non-compete obligations, (d) an intentional breach of the non-disclosure and non-solicitation agreement; or (e) a unanimous good faith finding by the Board of Directors that Mr. Perlman has engaged in fraud, dishonesty, gross negligence or misconduct which, if curable, has not been cured within thirty days after his receipt of a written notice from the Board of Directors stating with reasonable specificity the basis of such finding. “Good Reason” as used Mr. Perlman’s employment agreement means (a) the assignment, without Mr. Perlman’s consent, to Mr. Perlman of duties that result in a substantial diminution of the duties that he assumed; provided, however, the failure of Mr. Perlman to be reelected to the Board of Directors shall not be deemed to be a diminution of duties; (b) the assignment, without Mr. Perlman’s consent, of a title that is subordinate to the title Chief Executive Officer; (c) a reduction in Mr. Perlman’s base salary; (d) our requirement that Mr. Perlman regularly report to work in a location that is more than fifty miles from our current New York office, without Mr. Perlman’s consent; (e) a change in reporting relationship, provided however, that Good Reason does not include a change in the reporting relationship whereby Mr. Perlman will report to the Board of Directors of an acquiring company after a change of control (as that term is defined in our 2012 Employee, Director and Consultant Equity Incentive Plan); or (f) a material breach by us of Mr. Perlman’s employment agreement.

In addition, unless Mr. Perlman is terminated for cause, all applicable equity awards held by him as of the date of termination of employment that would have vested in the one-year period immediately following such termination will vest during the following year, provided that Mr. Perlman makes himself reasonably available and cooperates with reasonable requests from us involving facts or events relating to us that Mr. Perlman may have knowledge of. In the event the employment agreement is terminated for good reason by Mr. Perlman, or by us without cause, and Mr. Perlman provides us with a release of claims, he shall be entitled to receive a cash severance payment in the amount of one times his then current base salary and one year of COBRA continuation coverage.

Cliff Weinstein

On February 13, 2013, we entered into an employment agreement with Mr. Weinstein. Under the terms of the employment agreement, from January 1, 2015 through the remainder of the term of the employment agreement, Mr. Weinstein received a base salary of $325,000 and was eligible to participate in any annual bonus or other incentive compensation program that we may adopt from time to time for our executive officers.

On October 13, 2015, we entered into an amendment to the existing employment agreement with Mr. Weinstein, pursuant to which, the employment period under the employment agreement was extended to December 31, 2017. In addition, as per the amendment, Mr. Weinstein remained eligible to receive an annual performance bonus according to corporate and personal goals as established by the Compensation Committee in its sole discretion.

On January 20, 2017, we entered into a second amendment to the employment agreement with Mr. Weinstein. The amendment provides that so long as Mr. Weinstein is employed on the date of a change of control of FLI Charge, he will be entitled to 5% of the amount equal to the total amount of cash and the fair market value of all non-cash consideration paid or payable to us or our stockholders in connection with the change of control of FLI Charge or in an initial public offering, net of expenses, the acquisition cost to us and any additional capital contributions made prior to the change of control.

In the event the employment agreement is terminated for (i) Good Reason by Mr. Weinstein, or (ii) by us without Cause, Mr. Weinstein shall be entitled to receive an amount of base salary (at the rate of base salary in effect immediately prior to such termination) equal to the lesser of (x) one times the base salary and (y) two times the base salary payable for the number of full months remaining in the employment period, and COBRA continuation coverage paid in full by us for up to a maximum of twelve months following the date of termination. “Cause” as used in Mr. Weinstein’s employment agreement means: (a) the willful and continued failure of Mr. Weinstein to perform substantially his duties and responsibilities for us (other than any such failure resulting from his death or disability) after a written demand by the Board of Directors for substantial performance is delivered to Mr. Weinstein by us, which specifically identifies the manner in which the Board of Directors believes that Mr. Weinstein has not substantially performed his duties and responsibilities, which willful and continued failure is not cured by Mr. Weinstein within thirty days of his receipt of such written demand; (b) the conviction of, or plea of guilty or nolo contendere to a felony, (c) an intentional breach of his non-compete obligations, (d) an intentional breach of the non-disclosure and non-solicitation agreement; or (e) a unanimous good faith finding by the Board of Directors that Mr. Weinstein has engaged in fraud, dishonesty, gross negligence or misconduct which, if curable, has not been cured within thirty days after his receipt of a written notice from the Board of Directors stating with reasonable specificity the basis of such finding. “Good Reason” as used Mr. Weinstein’s employment agreement means (a) the assignment, without Mr. Weinstein’s consent, to Mr. Weinstein of duties that result in a substantial diminution of the duties that he assumed; provided, however, the failure of Mr. Weinstein to be reelected to the Board of Directors shall not be deemed to be a diminution of duties; (b) the assignment, without Mr. Weinstein’s consent, of a title that is subordinate to the title of Executive Vice President; (c) a reduction in Mr. Weinstein’s base salary; (d) our requirement that Mr. Weinstein regularly report to work in a location that is more than fifty miles from our current New York office, without Mr. Weinstein’s consent; (e) a change in reporting relationship, provided however, that Good Reason does not include a change in the reporting relationship whereby Mr. Weinstein will report to the Chief Executive Officer of an acquiring company after a change of control (as that term is defined in our 2012 Employee, Director and Consultant Equity Incentive Plan); or (f) a material breach by us of Mr. Weinstein’s employment agreement.

Anastasia Nyrkovskaya

On December 19, 2014, we entered into an employment agreement with Ms. Nyrkovskaya. Under the terms of her employment agreement, Ms. Nyrkovskaya’s annual base salary was $315,000.

On October 13, 2015, we entered into an amendment to the existing employment agreement with Ms. Nyrkovskaya, pursuant to which, the employment period under the employment agreement was extended to December 31, 2017. In addition, the annual base salary of Ms. Nyrkovskaya was increased from $315,000 to $325,000 and Ms. Nyrkovskaya remained eligible to receive an annual performance bonus according to corporate and personal goals, as shall be established by the Compensation Committee in its sole discretion.

On January 20, 2017, we entered into an employment agreement with Ms. Nyrkovskaya that superseded her prior employment agreement. Under the terms of this new employment agreement, Ms. Nyrkovskaya will be entitled to receive a base salary of $375,000 from January 1, 2017.

The employment agreement is for a term of three (3) years, provided that the employment agreement shall extend in two (2) month increments for up to one (1) year thereafter for each month that the negotiations are not concluded prior to sixth months before the end of the term.

The employment agreement provides that Ms. Nyrkovskaya will be eligible to participate in any annual bonus and other incentive compensation program that we may adopt from time to time for our executive officers and if Ms. Nyrkovskaya has earned any bonus or non-equity based incentive compensation which remains unpaid upon termination of employment for any reason, whether by Ms. Nyrkovskaya or us other than for cause, then Ms. Nyrkovskaya shall be entitled to receive a pro- rata portion of such incentive compensation at the time it is paid.

In the event the employment agreement is terminated for (i) Good Reason by Ms. Nyrkovskaya, or (ii) by us without Cause, Ms. Nyrkovskaya shall be entitled to receive an amount of base salary at the rate of base salary in effect immediately prior to such termination equal to twelve months of base salary, and COBRA continuation coverage paid in full by us for up to a maximum of twelve months following the date of termination. In case the agreement is terminated by Ms. Nyrkovskaya without Good Reason, she shall provide us with a written notice, at least ninety calendar days prior to such termination. "Cause" as used in Ms. Nyrkovskaya’s employment agreement means: (a) the willful and continued failure of Ms. Nyrkovskaya to perform substantially her duties and responsibilities for us (other than any such failure resulting from her death or disability) after a written demand by the chief executive officer for substantial performance is delivered to Ms. Nyrkovskaya by us, which specifically identifies the manner in which the chief executive officer believes that Ms. Nyrkovskaya has not substantially performed her duties and responsibilities, which willful and continued failure is not cured by Ms. Nyrkovskaya within thirty days of her receipt of such written demand; (b) the conviction of, or plea of guilty or nolo contendere to a felony, (c) breach of her non-compete obligations, (d) breach of the non-disclosure and non-solicitation agreement; or (e) a good faith finding by the chief executive officer that Ms. Nyrkovskaya has engaged in fraud, intentional dishonesty, or gross negligence. "Good Reason" as used Ms. Nyrkovskaya’s employment agreement means (a) the assignment, without Ms. Nyrkovskaya’s consent, to Ms. Nyrkovskaya of duties that result in a substantial diminution of the duties that she assumed; (b) the assignment, without Ms. Nyrkovskaya’s consent, of a title that is subordinate to the title Chief Financial Officer; (c) a reduction in Ms. Nyrkovskaya’s base salary; (d) our requirement that Ms. Nyrkovskaya regularly report to work in a location that is more than fifty miles from our current New York office, without Ms. Nyrkovskaya’s consent; (e) a material breach by us of the agreement during its term. Ms. Nyrkovskaya’s employment agreement also includes a covenant not to compete with us or solicit any material commercial relationships of ours for a period of one year after Ms. Nyrkovskaya is actually no longer employed by us.

In addition, unless Ms. Nyrkovskaya is terminated for cause, all applicable equity awards held by her as of the date of termination of employment that would have vested in the one-year period immediately following such termination will vest during the following year, provided that Ms. Nyrkovskaya makes herself reasonably available and cooperates with reasonable requests from us involving facts or events relating to us that Ms. Nyrkovskaya may have knowledge of. In the event the employment agreement is terminated for good reason by Ms. Nyrkovskaya, or by us without cause, and Ms. Nyrkovskaya provides us with a release of claims, she shall be entitled to receive a cash severance payment in the amount of one times her then current base salary and one year of COBRA continuation coverage.

Outstanding Equity Awards at 2016 Fiscal Year End

The following table sets forth information regarding grants of stock options and unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2016, to each of our named executive officers.

	Options Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Option exercise price ($)	Option expiration date
Andrew D. Perlman	9,000	—	55.00	January 31, 2017
Andrew D. Perlman	32,816	—	16.50	March 13, 2018
Andrew D. Perlman	127,500	—	37.20	July 26, 2022
Andrew D. Perlman	62,500	—	31.80	February 11, 2023
Andrew D. Perlman(1)	200,000	600,000	1.55	April 4, 2026
Cliff Weinstein	15,250	—	16.50	March 13, 2018
Cliff Weinstein	75,000	—	37.20	July 26, 2022
Cliff Weinstein	42,500	—	31.80	February 11, 2023
Cliff Weinstein(1)	200,000	600,000	1.55	April 4, 2026
Anastasia Nyrkovskaya	30,000	—	28.50	May 6, 2023
Anastasia Nyrkovskaya	30,000	—	41.00	February 20, 2024
Anastasia Nyrkovskaya(1)	87,500	262,500	1.55	April 4, 2026

(*)	The market value is determined by multiplying the number of shares by $2.13, the closing price of our common stock on NASDAQ on December 31, 2016, the last day of our fiscal year.

(1)	Vests in twelve equal quarterly increments (8.33% per quarter) over the three years, subject to the participant's continuous service on the relevant vesting date.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

Potential Payments upon Termination or Change-In-Control

The following summarizes the potential payments to each of our named executive officers as of December 31, 2016 upon termination or change-in-control. The discussion assumes that such event occurred on December 30, 2016, the last business day of our fiscal year, at which time the closing price of our common stock as listed on NASDAQ was $2.13 per share. For a further discussion of these provisions see the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” above.

Andrew D. Perlman

In the event Mr. Perlman’s employment was terminated for (i) Good Reason by Mr. Perlman, or (ii) by us without Cause on December 31, 2016, Mr. Perlman would have received severance in the amount of one year of base salary, and COBRA payments totaling approximately $40,775. In addition, in the event a change-in-control had occurred on December 31, 2016, Mr. Perlman would have received severance in the amount of one year of base salary, or $435,000, and Mr. Perlman would have been entitled to receive 75% acceleration of certain unvested options, which had an intrinsic value of $348,000 as of December 31, 2016.

Cliff Weinstein

In the event Mr. Weinstein’s employment was terminated for (i) Good Reason by Mr. Weinstein, or (ii) by us without Cause on December 31, 2016, Mr. Weinstein would have received severance in the amount of one year of base salary, or $375,000, and COBRA payments totaling approximately $40,775. In addition, upon a change-in-control, Mr. Weinstein would have been entitled to receive 75% acceleration of certain unvested options, which had an intrinsic value of $348,000 as of December 31, 2016.

Anastasia Nyrkovskaya

In the event Ms. Nyrkovskaya’s employment was terminated for (i) Good Reason by Ms. Nyrkovskaya, or (ii) by us without Cause on December 31, 2016, Ms. Nyrkovskaya would have received severance in the amount of one year of base salary, or $325,000, and COBRA payments totaling approximately $40,775. In addition, upon a change-in-control, Ms. Nyrkovskaya would have been entitled to receive 75% acceleration of certain unvested options, which had an intrinsic value of $152,250 as of December 31, 2016.

Director Compensation

The following table sets forth the compensation of persons who served as non-employee members of our Board of Directors during the fiscal year ended December 31, 2016. Directors who are employed by us are not compensated for their service on our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
John Engelman(2)	50,000	40,814	90,814
Donald E. Stout(3)	50,000	40,814	90,814
Salvatore Giardina(4)	18,407	54,177	72,584
Bruce T. Bernstein(5)	44,780	48,976	93,756
Richard K. Abbe(6)	40,659	40,814	81,473
Andrew R. Heyer(7)	—	—	—
Ashley C. Keller(8)	3,654	—	3,654
Noel J. Spiegel(9)	6,774	—	6,774
H. Van Sinclair(10)	6,868	—	6,868

(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. See Notes 2 and 11 of the consolidated financial statements disclosed in the Form 10-K for the year ended December 31, 2016, for the assumptions made in the valuation of the equity awards.

(2)	As of December 31, 2016, Mr. Engelman held 115,250 fully vested options.

(3)	As of December 31, 2016, Mr. Stout held 96,618 fully vested options.

(4)	Mr. Giardina joined our Board of Directors in May 2016. As of December 31, 2016, Mr. Giardina held 45,000 fully vested options.

(5)	Mr. Bernstein joined our Board of Directors in February 2016. As of December 31, 2016, Mr. Bernstein held 60,000 fully vested options.

(6)	Mr. Abbe joined our Board of Directors in March 2016. As of December 31, 2016, Mr. Abbe held 50,000 fully vested options.

(7)	Mr. Heyer joined our Board of Directors in December 2016. As of December 31, 2016, Mr. Heyer did not hold any fully vested options.

(8)	Mr. Keller resigned from our Board of Directors in February 2016. As of December 31, 2016, Mr. Keller did not hold any fully vested options.

(9)	Mr. Spiegel resigned from our Board of Directors in March 2016. As of December 31, 2016, Mr. Spiegel did not hold any fully vested options.

(10)	Mr. Sinclair resigned from our Board of Directors in March 2016. As of December 31, 2016, Mr. Sinclair did not hold any fully vested options.

On February 8, 2016, Mr. Ashley C. Keller resigned from his position as a member of the Board of Directors and as a member of all committees of the Board of Directors on which he served. Upon the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors appointed Mr. Bruce T. Bernstein as a member of the Board of Directors, effective immediately, to fill the vacancy created by the resignation of Mr. Keller from the Board of Directors and to hold office until his successor is duly elected and qualified.

On March 11, 2016, Mr. Noel J. Spiegel resigned from his position as a member of the Board of Directors and as a member of all committees of the Board of Directors on which he served. On March 12, 2016, Mr. H. Van Sinclair resigned from his position as a member of the Board of Directors and as a member of all committees of the Board of Directors on which he served.

On March 9, 2016, upon the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors appointed Mr. Richard K. Abbe as a member of the Board of Directors, effective immediately. On May 19, 2016, upon the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors appointed Salvatore Giardina as a member of the Board of Directors, effective immediately.

On December 23, 2016, upon the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors appointed Mr. Andrew R. Heyer as a member of the Board of Directors, effective immediately.

We reimburse each member of our Board of Directors for reasonable travel and other out-of-pocket expenses in connection with attending meetings of the Board of Directors.

On April 4, 2016, we granted options to purchase shares of our common stock to each of our non-employee directors and we agreed to pay each of our non-employee directors an annual cash retainer of $50,000 payable quarterly in arrears for services in 2016. Messrs. Engelman, Stout, and Abbe were each granted options to purchase 50,000 shares of our common stock and Mr. Bernstein was granted options to purchase 60,000 shares of our common stock at an exercise price of $1.55 per share, which vested evenly over four quarters, with the first vesting date on April 4, 2016 and then vesting at the end of each fiscal quarter.

Following his appointment to the Board of Directors on May 19, 2016, Mr. Giardina was granted options to purchase 60,000 shares of our common stock at an exercise price of $1.72 on that same date, which vested evenly over four quarters, with the first vesting date on June 30, 2016 and then vesting at the end of each fiscal quarter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain aggregate information, as of December 31, 2016, with respect to all of our equity compensation plans then in effect:

Plan Category	(a) No. of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights ($)	(c) No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Total equity compensation plans approved by security holders (1),(2)	3,674,983	$7.60	3,115,843
Equity compensation plans not approved by security holders (3)	4,118	$9.94	—

(1)	These plans consist of the 2012 Plan, as amended on November 23, 2016, and the 2006 Plan. Under the amended 2012 Plan, a maximum of 7,100,000 shares of common stock may be awarded. The 2012 Plan was originally approved by our stockholders on July 19, 2012, following the merger with Innovate/Protect, replacing our then existing 2006 Plan.

(2)	The numbers of securities to be issued upon exercise of outstanding equities are 3,586,167 and 88,816 for the 2012 Plan and the 2006 Plan, respectively. The weighted-average exercise prices of outstanding options are $7.25 and $21.65 for the 2012 Plan and the 2006 Plan, respectively.

(3)	This plan consists of Innovate/Protect’s 2011 Equity Incentive Plan assumed by us in connection with the merger, which provided for incentive stock options, nonqualified stock options, stock appreciation rights, restricted stocks, restricted stock units, stock bonus awards and performance compensation awards to be issued to directors, officers, managers, employees, consultants and advisors of Innovate/Protect and its affiliates, as defined in the plan (after giving effect to the one-for-ten reverse stock split). As of the merger, no further issuances can be made under this plan and any forfeitures cannot be reused.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 30, 2017 for (a) each stockholder known by us to own beneficially more than 5% of our common stock (b) our named executive officers, (c) each of our directors, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 30, 2017 pursuant to the exercise of options or warrants, and vesting of RSUs to be outstanding for the purpose of computing the percentage ownership of such individual or group. However, such shares of common stock are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 19,459,027 shares of common stock outstanding on April 30, 2017.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
Five percent or more beneficial owners:
Mistral Spa Holdings, LLC(2) 650 Fifth Avenue, Floor 31 New York, NY 10019	5,701,637	25.0%
Directors and named executive officers:
Andrew D. Perlman(3)	730,640	1.8%
Anastasia Nyrkovskaya(4)	249,100	*
Clifford Weinstein(5)	405,001	1.0%
Edward Jankowski(6)	41,667	*
Jason Charkow(7)	118,750	*
John Engelman(8)	171,908	*
Donald E. Stout(9)	242,352	1.1%
Salvatore Giardina(10)	102,500	*
Bruce T. Bernstein(11)	925,074	4.6%
Richard K. Abbe(12)	611,975	2.9%
Andrew R. Heyer(2)(13)	5,701,637	25.0%
All current directors and officers as a group (11 individuals)(14):	9,300,605	32.3%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of the individuals is c/o FORM Holdings Corp., 780 Third Avenue, 12th Floor, New York, NY 10017.

(2)

Includes (a) 2,338,690 shares of common stock, (b) warrants to purchase 1,588,116 shares of common stock at the exercise price of $3.00 per share, and (c) 289,555 shares of preferred stock (which are initially convertible at $6.00 per share into 1,737,332 shares of common stock).

Mistral Spa Holdings, LLC (“MSH”), a Delaware limited liability company, is an investment entity indirectly controlled by Mr. Heyer through Mistral Equity Partners, LP (“MEP”), Mistral Equity Partners QP, LP (“MEP QP”) and MEP Co-Invest, LLC (“MEP Co-Invest”). Mistral Equity GP, LLC (“MEP GP” and, together with MEP, MEP QP, and MEP Co-Invest, the “Mistral Fund Entities”) is the general partner of MEP and MEP QP. By reason of the provisions of Rule 16a-1 of the Exchange Act, the Mistral Fund Entities may be deemed to be beneficial owners of certain of the securities that are deemed to be beneficially owned by MSH, and Mr. Heyer may be deemed to be the beneficial owner of any securities that may be deemed to be beneficially owned by MSH and/or the Mistral Fund Entities. Mr. Heyer may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act) in an indeterminate portion of the securities reported as beneficially owned by MSH, and MEP GP may be deemed to have an indirect pecuniary interest in an indeterminate portion of the securities reported as beneficially owned by MEP and MEP QP. Mr. Heyer’s business address is c/o Mistral Capital Management, LLC, 650 Fifth Avenue, 31st Floor, New York, NY 10019.

(3)	Includes options to purchase 606,149 shares of our common stock and warrants to purchase 4,000 shares of our common stock exercisable within 60 days of April 30, 2017.

(4)	Includes options to purchase 247,500 shares of our common stock exercisable within 60 days of April 30, 2017.

(5)	Includes options to purchase 333,333 shares of our common stock exercisable within 60 days of April 30, 2017.

(6)	Includes options to purchase 41,667 shares of our common stock exercisable within 60 days of April 30, 2017.

(7)	Includes options to purchase 118,750 shares of our common stock exercisable within 60 days of April 30, 2017.

(8)	Includes options to purchase 149,500 shares of our common stock exercisable within 60 days of April 30, 2017.

(9)	Includes options to purchase 120,000 shares of our common stock and warrants to purchase 30,220 shares of our common stock exercisable within 60 days of April 30, 2017.

(10)	Includes options to purchase 102,500 shares of our common stock exercisable within 60 days of April 30, 2017.

(11)	Includes options to purchase 102,500 shares of our common stock exercisable within 60 days of April 30, 2017.

(12)	Includes options to purchase 87,500 shares of our common stock exercisable within 60 days of April 30, 2017.

(13)	Includes options to purchase 37,500 shares of our common stock exercisable within 60 days of April 30, 2017.

(14)	See footnotes (2) through (13).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transactions Approval Policy

All related party transactions must be approved by our Audit Committee or a majority of our independent directors who do not have an interest in the transaction and who will have access, at our expense, to our independent legal counsel.

Transactions with Related Persons

During the year ended December 31, 2016, we entered into the following related party transactions:

We engaged various parties to perform valuations, legal, financial and tax due diligence associated with the XpresSpa acquisition and other merger and acquisition projects. Among the service providers, we engaged RedRidge Lender Services LLC (“RedRidge”) to perform financial due diligence regarding the acquisition of XpresSpa. Andrew Perlman, our Chief Executive Officer, and certain members of his family own a minority equity position in RedRidge, which may be considered a related party. The audit committee of our Board of Directors reviewed and approved the engagement of RedRidge. The fee for the XpresSpa engagement was $101,000 and the fees for other engagements were $60,000 all of which were incurred during the year ended December 31, 2016 and are reflected in the general and administrative expense in the consolidated statements of operations and comprehensive loss.

XpresSpa entered in a credit agreement and secured promissory note (“Debt”) with Rockmore Investment Master Fund Ltd. (“Rockmore”) on April 22, 2015 that was amended on August 8, 2016. The principal amount of the debt is $6,500,000. Rockmore is an investment entity controlled by our board member, Bruce T. Bernstein. We believe the terms of the Debt were reflective of market rates as of the time of issuance. In addition, we paid $212,000 to Bruce T. Bernstein in March 2017 for the legal costs incurred in conjunction with the acquisition of XpresSpa and Amiral legal proceedings prior to the completion of the acquisition, as he was indemnified by XpresSpa. These costs are included in the accounts payable, accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2016.

Additionally, On July 1, 2016, we repaid in full the amended Senior Secured Convertible Notes (“Notes”), which we entered into in 2015, including a fee for early repayment, in the amount of $2,011,000. The Notes were held by the investors, which included entities controlled by our board member, Richard Abbe, who joined our Board of Directors in March 2016.

Director Independence and Committee Qualifications

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based upon this review, we believe that Messrs. Engelman, Stout, Giardina, Bernstein, Heyer and Abbe qualify as independent directors in accordance with the standards set by NASDAQ, as well as Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Accordingly, our Board of Directors is comprised of a majority of independent directors as required by NASDAQ rules. The Board has also determined that each member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee meets the independence requirements applicable to each such committee member prescribed by NASDAQ and the SEC. The Board has further determined that Messrs. Giardina and Bernstein are “audit committee financial experts” as defined in the rules of the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

CohnReznick LLP was selected by our Audit Committee as our independent registered public accounting firm for the fiscal year ended December 31, 2016. This selection was ratified by our stockholders at the 2016 annual meeting held on November 28, 2016. In deciding to select CohnReznick LLP, the Audit Committee carefully considered the qualifications of CohnReznick LLP, including its reputation for integrity, quality, and competence in the fields of accounting and auditing. Further, the Audit Committee reviewed auditor independence issues and existing commercial relationships with CohnReznick LLP. The Audit Committee concluded that independence of CohnReznick LLP was not impaired for the fiscal years ended December 31, 2016 and 2015. Prior to July 2015, KPMG LLP served as our independent registered public accounting firm. For the fiscal years ended December 31, 2016 and 2015, we incurred the following fees for the services of CohnReznick LLP and KPMG LLP.

	2016	2015
Total(1):	$383,250	392,500

(1)

This category includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

The audit fees incurred in 2015 were comprised of $248,250 incurred by CohnReznick LLP from the time of appointment in July 2015 and $144,250 incurred by KPMG LLP.

Pre-Approval of Audit and Non-Audit Services

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our independent registered public accounting firms in 2016 and 2015.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Form 10-K/A are filed with, or incorporated by reference in, this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York of New York on the 1st day of May, 2017.

FORM HOLDINGS CORP.

By:	/s/ Andrew D. Perlman
Name:	Andrew D. Perlman
Title:	Chief Executive Officer

Exhibits Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC, the unitholders of XpresSpa who are parties thereto and Mistral XH Representative, LLC, as representative of the unitholders, dated as of August 8, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2016)

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated September 8, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 9, 2016)

2.3	Amendment No. 2 to Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated October 25, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 25, 2016)

3.1***	Amended and Restated Certificate of Incorporation, as amended as of November 28, 2016

3.2	Second Amended and Restated Bylaws, effective May 6, 2016 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on May 5, 2016)

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.2 to our Current Report on Form 8-K filed on July 20, 2012)

3.4	Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

3.5	Certificate of Designation of Series C Junior Participating Preferred Stock (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on March 21, 2016)

3.4	Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 23, 2016).

4.1	Specimen common stock certificate (incorporated by reference from our Registration Statement on Form S-1 filed on May 18, 2010)

4.2	Form of Warrant Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010)

4.3	Form of Special Bridge Warrants (incorporated by reference from our Registration Statement on Form S-1 filed on January 29, 2010)

4.4†	Form of Management Option Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010)

4.5	Form of Preferential Reload Warrant (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 15, 2012)

4.6	Form of Reload Warrants (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 15, 2012)

4.7	Form of Series 1 Warrant (incorporated by reference from Annex F to our Registration Statement on Form S-4 (File No. 333-180609) originally filed with the SEC on April 6, 2012)

4.8	Form of Series 2 Warrant (incorporated by reference from Annex G to our Registration Statement on Form S-4 (File No. 333-180609) originally filed with the SEC on April 6, 2012)

4.9	Form of Warrant, dated June 20, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 30, 2014 filed on August 6, 2014)

4.10	Form of Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

4.11	Form of Notes (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

4.12	Form of Warrant (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

4.13	Form of Base Indenture between Vringo, Inc. and Computershare Trust Company, N.A. (incorporated by reference from Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

4.14	Form of First Supplemental Indenture (incorporated by reference from Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

4.15	Section 382 Rights Agreement, dated as of March 18, 2016, between Vringo, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designation of Series C Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 21, 2016)

4.16	Form of Warrant to Purchase Shares of Common Stock of FORM Holdings Corp. (incorporated by reference from Annex F to our Registration Statement on Form S-4 filed with the SEC on October 26, 2016)

10.1†	Vringo, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated by reference from Appendix C of our Proxy Statement on Schedule 14A (DEF 14A) filed with the SEC on September 25, 2015)

10.2†	Form of Stock Option Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.3†	Form of Restricted Stock Unit Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.4†	Employment Agreement, dated February 13, 2013, by and between Vringo and Andrew D. Perlman (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2012 filed on March 21, 2013)

10.5†	Employment Agreement, dated May 7, 2013, by and between Vringo and David L. Cohen (incorporated by reference from Exhibit 10.19 to our Annual Report on Form 10-K filed on March 3, 2014)

10.6	Lease, dated July 10, 2012, by and between Vringo, Inc. and Teachers Insurance and Annuity Association of America, for the benefit of its separate Real Estate Account Landlord (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed on November 14, 2012), as amended by First Amendment to Lease, dated January 24, 2014 (incorporated by reference from Exhibit 10.21 to our Annual Report on Form 10-K filed on March 3, 2014)

10.7††	Confidential Patent Purchase Agreement, dated August 9, 2012, by and between Vringo, Inc. and Nokia Corporation (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed on November 14, 2012)

10.8	Form of Subscription Agreement, dated October 4, 2012, by and between Vringo, Inc. and each of the investors (incorporated by reference from our Current Report on Form 8-K filed on October 5, 2012)

10.9	Form of Subscription Agreement, dated August 9, 2012, by and between Vringo, Inc. and each of the investors (incorporated by reference from our Current Report on Form 8-K filed on August 9, 2012)

10.10†	Form of Indemnification Agreement, dated January 31, 2013, by and between Vringo, Inc. and each of its Directors and Executive Officer (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2012 filed on March 21, 2013)

10.11†	Employment Agreement, dated December 19, 2014, by and between Vringo, Inc. and Anastasia Nyrkovskaya (incorporated by reference from our Current Report on Form 8-K filed on December 19, 2014)

10.12†	Employment Agreement, dated February 13, 2013, by and between Vringo, Inc. and Cliff Weinstein (incorporated by reference from Exhibit 10.14 to our Annual Report on Form 10-K filed with the SEC on March 10, 2016)

10.13††	Confidential Settlement and License Agreement, dated as of December 3, 2015, by between ZTE Corporation, for itself and on behalf of its affiliates and Vringo, for itself and on behalf of its affiliates (incorporated by reference from Exhibit 10.15 to our Annual Report on Form 10-K filed with the SEC on March 10, 2016)

10.14	Securities Purchase Agreement, dated May 4, 2015, between Vringo, Inc. and the investors named therein (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

10.15	Form of Security Agreement in favor of Iroquois Master Fund Ltd. as collateral agent (incorporated by reference from Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

10.16	Form of Stock Purchase Agreement, dated as of October 15, 2015, by and between Vringo, Inc., International Development Group Limited, the sellers party thereto and the sellers’ representative (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

10.17†	Amendment No. 1 to Employment Agreement dated August 20, 2015, by and between Vringo, Inc. and Andrew D. Perlman (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 21, 2015)

10.18†	Amendment No. 2 to Employment Agreement, dated October 13, 2015, by and between Vringo, Inc. and Andrew D. Perlman (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

10.19†	Amendment No. 1 to Employment Agreement, dated October 13, 2015, by and between Vringo, Inc. and Anastasia Nyrkovskaya (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

10.20†	Amendment No. 1 to Employment Agreement, dated October 13, 2015, by and between Vringo, Inc. and David L. Cohen (incorporated by reference from Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

10.21†	Amendment to Employment Agreement dated October 13, 2015, by and between Vringo, Inc. and Cliff Weinstein (incorporated by reference from Exhibit 10.24 to our Annual Report on Form 10-K filed with the SEC on March 10, 2016)

10.22†	Amendment No. 2 to Employment Agreement, dated June 27, 2016, by and between FORM Holdings Corp. and David L. Cohen (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2016)

10.23	Subscription Agreement, dated as of August 8, 2016, by and between FORM Holdings Corp. and Mistral Spa Holdings, LLC (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2016)

10.24	Subscription Agreement and Joinder, dated as of August 8, 2016, by and between XpresSpa Holdings, LLC and FORM Holdings Corp (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 8, 2016)

10.25†	FORM Holdings Corp. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 28, 2016)

10.26†	Independent Director’s Agreement, by and between FORM Holdings Corp. and Andrew R. Heyer, dated as of December 23, 2016 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.27***††	Confidential Settlement and Patent Assignment Agreement by and between FORM Holdings Corp. and Nokia Corporation dated as of December 5, 2016

21***	Subsidiaries of FORM Holdings Corp.

23.1***	Consent of CohnReznick LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBLR Instance Document

101.SCH***	XBLR Taxonomy Extension Schema Document

101.CAL***	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBLR Taxonomy Extension Definition Linkbase Document

101.LAB***	XBLR Taxonomy Extension Label Linkbase Document

101.PRE***	XBLR Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Previously furnished in connection with the Registrant’s Annual Report on Form 10-K filed on March 30, 2017.

***	Previously filed in connection with the Registrant’s Annual Report on Form 10-K filed on March 30, 2017.

†	Management contract or compensatory plan or arrangement.

††	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.