Form 10-Q
period 2017-03-31
FORM Holdings Corp.
filed 2017-05-15
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 001-34785

FORM Holdings Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4988129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Third Avenue, 12th Floor, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code): (212) 309-7549

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

As of May 15, 2017, 19,565,531 shares of the registrant’s common stock were outstanding.

FORM Holdings Corp. and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FORM Holdings Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2017 (Unaudited)	December 31, 2016
Current assets
Cash and cash equivalents	$11,673	$17,910
Accounts receivable, net	1,726	449
Inventory	2,918	2,943
Other current assets	1,379	2,242
Total current assets	17,696	23,544

Restricted cash	476	638
Property and equipment, net	16,226	16,467
Intangible assets, net	15,488	15,610
Goodwill	27,486	25,166
Other assets	1,330	1,382
Total assets	$78,702	$82,807

Current liabilities
Accounts payable, accrued expenses and other current liabilities	$10,497	$11,630
Deferred revenue	328	143
Total current liabilities	10,825	11,773

Long-term liabilities
Debt	6,500	6,500
Derivative warrant liabilities	233	259
Other liabilities	807	106
Total liabilities	18,365	18,638
Commitments and contingencies (see Note 10)

Stockholders’ equity
Series A Convertible Preferred stock, $0.01 par value per share; 500,000 shares authorized; 6,968 issued and none outstanding	—	—
Series B Convertible Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; 1,666,667 issued and none outstanding	—	—
Series C Junior Preferred stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	—	—
Series D Convertible Preferred Stock, $0.01 par value per share; 500,000 shares authorized; 491,427 issued and outstanding; liquidation value of $23,588	5	5
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 19,198,454 and 18,304,881 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	192	183
Additional paid-in capital	282,773	280,221
Accumulated deficit	(227,293)	(220,868)
Accumulated other comprehensive loss	(57)	(13)
Total stockholders’ equity attributable to the Company	55,620	59,528
Noncontrolling interests	4,717	4,641
Total stockholders’ equity	60,337	64,169
Total liabilities and stockholders’ equity	$78,702	$82,807

The accompanying notes form an integral part of these condensed consolidated financial statements.

FORM Holdings Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2017	2016
Revenue
Wellness	$10,984	$—
Technology	3,525	1,294
Intellectual property	100	750
Total revenue	14,609	2,044

Cost of sales
Wellness	8,835	—
Technology	2,960	1,127
Intellectual property*	99	720
Total cost of sales	11,894	1,847
Depreciation and amortization	1,899	851
General and administrative*	6,860	2,952
Total expenses	20,653	5,650
Operating loss	(6,044)	(3,606)
Non-operating income, net	111	337
Interest expense	(189)	(476)
Extinguishment of debt	—	(210)
Loss before income tax expense	(6,122)	(3,955)
Income tax expense	(227)	—
Consolidated net loss	(6,349)	(3,955)
Net income attributable to noncontrolling interests	(76)	—
Net loss attributable to the Company	$(6,425)	$(3,955)

Consolidated net loss	$(6,349)	$(3,955)
Other comprehensive loss: foreign currency translation	(44)	—
Comprehensive loss	$(6,393)	$(3,955)

Loss per share:
Basic net loss per share	$(0.34)	$(0.28)
Diluted net loss per share	$(0.34)	$(0.28)
Weighted-average number of shares outstanding during the period:
Basic	18,862,715	14,158,680
Diluted	18,862,715	14,158,680
*Includes stock-based compensation expense, as follows:
Intellectual property costs	$—	$68
General and administrative	741	395
Total stock-based compensation expense	$741	$463

The accompanying notes form an integral part of these condensed consolidated financial statements.

FORM Holdings Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common stock	Preferred stock	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive loss	Total FORM equity	Non- controlling interest	Total equity
December 31, 2016	$183	$5	$280,221	$(220,868)	$(13)	$59,528	$4,641	$64,169
Issuance of common stock for services	—	—	11	—	—	11	—	11
Shares of common stock issued for the acquisition of Excalibur	9	—	1,800	—	—	1,809	—	1,809
Stock-based compensation	—	—	741	—	—	741	—	741
Net loss for the period	—	—	—	(6,425)	—	(6,425)	—	(6,425)
Foreign currency translation	—	—	—	—	(44)	(44)	—	(44)
Noncontrolling interests	—	—	—	—	—	—	76	76
March 31, 2017	$192	$5	$282,773	$(227,293)	$(57)	$55,620	$4,717	$60,337

	Common stock	Preferred stock	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive loss	Total FORM equity	Non- controlling interest	Total equity
December 31, 2015	$132	$—	$237,246	$(196,862)	$—	$40,516	$—	$40,516
Issuance of common stock for repayment of convertible debt and related interest	18	—	2,978	—	—	2,996	—	2,996
Stock-based compensation	—	—	463	—	—	463	—	463
Net loss for the period	—	—	—	(3,955)	—	(3,955)	—	(3,955)
March 31, 2016	$150	$—	$240,687	$(200,817)	$—	$40,020	$—	$40,020

The accompanying notes form an integral part of these condensed consolidated financial statements.

FORM Holdings Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Consolidated net loss	$(6,349)	$(3,955)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Items not affecting cash flows
Depreciation and amortization	1,899	851
Amortization of debt discount and debt issuance costs	—	414
Stock-based compensation	741	463
Amendment to warrants as part of debt modification	—	(281)
Loss on extinguishment of debt	—	356
Issuance of shares of common stock for services	11	—
Change in fair value of derivative warrant liabilities and conversion feature	(26)	11
Exchange rate gain, net	—	(86)
Changes in current assets and liabilities net of effects of acquisition
Increase in accounts receivable	(742)	(814)
Decrease (increase) in inventory	76	(96)
Decrease in other current assets and other assets	1,121	239
Decrease in accounts payable, accrued expenses and other current liabilities	(1,693)	(2,490)
Increase in deferred revenue	65	193
Decrease in other liabilities	(2)	(234)
Net cash used in operating activities	(4,899)	(5,429)
Cash flows from investing activities
Cash acquired as part of acquisition(1)	26	—
Acquisition of property and equipment	(895)	—
Acquisition of software	(64)	(86)
Decrease in deposits	—	1,173
Net cash provided by (used in) investing activities	(933)	1,087
Cash flows from financing activities
Repayment of line of credit	(361)	—
Debt issuance costs	—	(50)
Net cash used in financing activities	(361)	(50)
Effect of exchange rate changes and foreign currency translation	(44)	1
Decrease in cash and cash equivalents	(6,237)	(4,391)
Cash and cash equivalents at beginning of period	17,910	24,951
Cash and cash equivalents at end of period	$11,673	$20,560
Cash paid during the period for
Interest	$150	$—
Noncash investing and financing transactions
Issuance of common stock to repay debt and interest	—	2,996

(1) Cash acquired as part of acquisition
Working capital (excluding cash and cash equivalents)	79	—
Property and equipment	(21)	—
Intangible assets	(556)	—
Goodwill	(2,320)	—
Deferred tax assets	(29)	—
Line of credit with interest	361	—
Other liabilities	387	—
Fair value of shares of common stock issued	1,809	—
Fair value of contingent liability	316	—
	26	—

The accompanying notes form an integral part of these condensed consolidated financial statements.

FORM Holdings Corp. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for share and per share data)

Note 1. General

FORM Holdings Corp. (“FORM” or the “Company”) is a holding company of small to middle market growth companies. The Company has three operating segments: wellness, technology and intellectual property.

The Company’s wellness operating segment consists of XpresSpa, which is a leading airport retailer of spa services. XpresSpa is a well-recognized airport spa brand with 53 locations in 40 terminals and 22 airports in the United States, Netherlands, and United Arab Emirates. XpresSpa offers travelers premium spa services, including massage, nail and hair as well as spa and travel products. The Company acquired XpresSpa in the fourth quarter of 2016.

The Company’s technology operating segment consists of Group Mobile and FLI Charge as well as an 11% equity interest in InfoMedia Services Limited (“InfoMedia”). Group Mobile offers rugged hardware and software solutions, including laptops, tablets, and mobile printers, as well as installation and deployment services. FLI Charge offers wireless conductive charging and power solutions for electronic devices. The Company acquired Group Mobile and FLI Charge in the fourth quarter of 2015 and Excalibur Integrated Systems Inc. (“Excalibur”), which was merged with Group Mobile, in the first quarter of 2017. The Company’s equity interest in InfoMedia increased from 8.25% to 11% in the first quarter of 2017 due to a realignment of ownership interests.

The Company’s intellectual property operating segment is engaged in the monetization of patents related to content and ad delivery, remote monitoring and mobile technologies.

Note 2. Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(c) Revenue recognition

The Company recognizes revenue for the wellness operating segment from the sale of XpresSpa products and services at the point of sale, net of discounts and applicable sales taxes. Revenues from the XpresSpa wholesale and e-commerce businesses are recorded at the time goods are shipped. The Company excludes all sales taxes assessed to its customers. Sales taxes assessed on revenues are included in accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheets until remitted to the state agencies.

The Company records revenue from product sales in the technology operating segment when title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company’s shipping terms typically specify F.O.B. destination, at which time title and risk of loss have passed to the customer. At the time of sale of hardware products, the Company records an estimate for sales returns and allowances based on historical experience. Hardware products sold by the Company are warranted by the vendor.

The Company has drop-shipment arrangements with many of its hardware vendors and suppliers to deliver products directly to customers. Revenue for drop-shipment arrangements is recorded on a gross basis upon delivery to the customer with contract terms that typically specify F.O.B. destination. Revenue is recognized on a gross basis, as the Company is the principal in the transaction, as the primary obligor in the arrangement, assumes the inventory risk if the product is returned by the customer, sets the price of the product to the customer, assumes credit risk for the amounts invoiced, and works closely with the customers to determine their hardware specifications.

Freight billed to customers is recognized as net product revenue and the related freight costs as a cost of sales.

On certain occasions, the Company’s technology operating segment will enter into a bill and hold arrangement with a customer. When this occurs, the Company makes a determination as to when it will be the proper time to recognize revenue. In doing so, the Company takes the following into consideration:

•	whether the risks of ownership have passed to the customer;

•	the customer must have made a fixed commitment to purchase the goods;

•	the customer must request and have a substantial business purpose for ordering on a bill and hold basis;

•	there must be a fixed schedule for delivery that is reasonable and consistent with the customer’s business purpose;

•	the Company cannot retain any specific performance obligations that would make the earnings process incomplete;

•	the goods must be segregated from remaining inventory (i.e., they cannot be used to fill orders for others); and

•	the goods must be complete and ready for shipment.

For multiple-element arrangements in the Company’s technology operating segment that include hardware products, services and maintenance, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. The Company allocates revenue to all deliverables based on the VSOE of each element, and if VSOE does not exist revenue is recognized when elements lacking VSOE are delivered.

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

(d) Cost of sales

Cost of sales for the Company’s wellness operating segment consists of store-level costs. Store-level costs include all costs that are directly attributable to the store operations and include:

•	payroll and related benefits for store operations and store-level management;

•	rent, percentage rent and occupancy costs;

•	the cost of merchandise;

•	freight, shipping and handling costs;

•	production costs;

•	inventory shortage and valuation adjustments, including purchase price allocation increase in fair values which was recorded as part of acquisition; and

•	costs associated with sourcing operations.

Cost of sales for the Company’s technology operating segment includes costs to acquire or manufacture goods for inventory.

Cost of sales for the Company’s intellectual property segment mainly includes expenses incurred in connection with the Company’s patent licensing and enforcement activities, patent-related legal expenses paid to external patent counsel (including contingent legal fees), licensing and enforcement related research, consulting and other expenses paid to third parties, as well as related internal payroll expenses.

(e) Recently adopted accounting pronouncements

ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

In January 2017, the FASB issued Accounting Standards Update No. 2017-01 (“ASU 2017-01”) “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. The Company adopted ASU 2017-01 as of January 1, 2017 on a prospective basis.

(f) Recent issued accounting pronouncements not yet adopted

ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (“ASU 2017-04”) “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019; early adoption is permitted. The Company currently anticipates that the adoption of ASU 2017-04 will not have a material impact on its consolidated financial statements.

ASU No. 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting

In May 2017, the FASB issued Accounting Standards Update No. 2017-09 (“ASU 2017-09”) “Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment aware require an entity to apply modification accounting in Topic 718. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017; early adoption is permitted. The Company is currently in the process of evaluating the potential impact of the adoption on its consolidated financial statements.

(g) Reclassification

Certain balances have been reclassified to conform to presentation requirements, including consistent presentation of cost of sales and general and administrative expenses to align presentation for operating segments.

Note 3. Net Loss per Share of Common Stock

The table below presents the computation of basic and diluted net losses per share of common stock:

	Three months ended March 31,
	2017	2016
Basic numerator:
Net loss attributable to shares of common stock	$(6,425)	$(3,955)
Basic denominator:
Basic shares of common stock outstanding	18,862,715	14,158,680
Basic net loss per share of common stock	$(0.34)	$(0.28)

Diluted numerator:
Diluted net loss attributable to shares of common stock	$(6,425)	$(3,955)
Diluted denominator:
Diluted shares of common stock outstanding	18,862,715	14,158,680
Diluted net loss per share of common stock	$(0.34)	$(0.28)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options to purchase an equal number of shares of common stock of the Company	5,138,732	862,484
Unvested restricted stock units (“RSUs”) to issue an equal number of shares of common stock of the Company	400,942	25,620
Warrants to purchase an equal number of shares of common stock of the Company	3,430,877	1,006,679
Preferred stock on an as converted basis	3,931,416	—
Conversion feature of notes	—	318,924
Total number of potentially dilutive instruments excluded from the calculation of net loss per share of common stock	12,901,967	2,213,707

Note 4. Business Combination

On February 2, 2017, the Company acquired Excalibur, which is an end-to-end solutions provider of mobile hardware devices, wireless network security, data networking, telephony and mobile application development and software solutions. Following the acquisition, Excalibur was merged with Group Mobile within the Company’s technology operating segment.

In consideration for the acquisition, the Company issued 888,573 unregistered shares of the Company’s common stock, par value $0.01 per share, to the former stockholders of Excalibur (the “Excalibur Sellers”). In addition, the Excalibur Sellers will, in the three years following the closing of this transaction, also receive $500 for each $2,000 of gross profit generated by a specified list of Excalibur accounts annually, until such cumulative gross profit reaches $6,000, and an additional $500 when such cumulative profit reaches $10,000, such amounts are payable in either cash or the Company’s common stock, at the election of the Company.

The fair value of the total purchase price is $2,125 and includes a fair value of contingent consideration of $316 and fair value of unregistered shares of common stock issued of $1,809.

Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The purchase price for the acquisition was allocated to the net tangible and intangible assets based on their fair values as of the acquisition date. The excess of the purchase price over the net tangible assets and intangible assets was recorded as goodwill. The table below presents preliminary allocation of the purchase price:

Fair Value
Assets
Current assets (including cash of $26)	$628
Deferred tax assets	29
Property and equipment	21
Intangible assets	556
Goodwill	2,320
Total assets	3,554

Liabilities
Accounts payable and accrued expenses	1,214
Deferred tax liabilities	215
Total liabilities	1,429
Net assets, fair value	$2,125

The allocation of the purchase price was based upon a preliminary valuation performed using the Company's estimates and assumptions, which are subject to change within the measurement period (up to one year from the acquisition date).

Note 5. Segment Information

Prior to January 1, 2017, the Company had four operating segments: XpresSpa, which was acquired on December 23, 2016, Group Mobile, FLI Charge and intellectual property. Following the acquisitions of XpresSpa in December 2016 and Excalibur in February 2017, the Company re-evaluated the operating segments and roles within the executive team to better align financial and human capital resources. The Company’s operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise’s chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company concluded that it conducts its business through three operating segments, which are also its reportable segments: wellness, technology and intellectual property.

Segment operating results reflect losses before corporate and unallocated shared expenses, interest expense, income taxes and noncontrolling interests. Corporate and unallocated shared expenses principally consist of costs for corporate functions, rent for office space, stock-based compensation, executive management and certain unallocated administrative support functions.

	Three months ended March 31,
	2017	2016
Revenue
Wellness	$10,984	$—
Technology	3,525	1,294
Intellectual property	100	750
Total revenue	$14,609	$2,044

Cost of sales
Wellness	$8,835	$—
Technology	2,960	1,127
Intellectual property	99	720
Total cost of sales	$11,894	$1,847

Segment operating loss
Wellness	$(2,371)	$—
Technology	(1,475)	(1,101)
Intellectual property	(5)	(703)
Corporate	(2,193)	(1,802)
Total segment operating loss	(6,044)	(3,606)
Non-operating expense, net	(78)	(349)
Loss before income tax expense	$(6,122)	$(3,955)

	March 31, 2017	December 31, 2016
Assets
Wellness	$55,076	$57,527
Technology	12,838	8,634
Intellectual property	765	940
Corporate	10,023	15,706
Total assets	$78,702	$82,807

General and administrative costs are allocated among the operating segments and non-operating corporate segment. The non-operating corporate segment does not have any revenue, but does incur expenses such as compensation expenses, rent and infrastructure costs. The non-operating corporate segment’s assets are mainly comprised of cash.

The Company currently operates in two geographical segments: United States and all other countries. The following table represents the geographical revenue, segment operating loss, and total asset information as of and for the three months ended March 31, 2017 and 2016. There were no concentrations of geographical revenue, segment operating loss or total assets related to any single foreign country that were material to the Company’s condensed consolidated financial statements.

	Three months ended March 31,
	2017	2016
Revenue
United States	$13,493	$2,044
All other countries	1,116	—
Total revenue	$14,609	$2,044

Cost of sales
United States	$11,217	$1,847
All other countries	677	—
Total cost of sales	$11,894	$1,847

Segment operating income (loss)
United States	$(6,234)	$(3,606)
All other countries	190	—
Total segment operating loss	$(6,044)	$(3,606)
Non-operating expense, net	(78)	(349)
Loss before income tax expense	$(6,122)	$(3,955)

	March 31, 2017	December 31, 2016
Assets
United States	$77,073	$80,053
All other countries	1,629	2,754
Total assets	$78,702	$82,807

Note 6. Fair Value Measurements

The following table presents the placement in the fair value hierarchy of liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
March 31, 2017:
May 2015 Warrants	$233	$—	$—	$233

December 31, 2016:
May 2015 Warrants	$259	$—	$—	$259

The Company measures its derivative liabilities at fair value. The May 2015 Warrants were classified within Level 3 because they were valued using the Black-Scholes-Merton model, which utilizes significant inputs that are unobservable in the market. These derivative warrant liabilities were initially measured at fair value and are marked to market at each balance sheet date.

In addition to the above, the Company’s financial instruments as of March 31, 2017 and December 31, 2016, consisted of cash and cash equivalents, receivables, accounts payable and Debt. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) during the three month period ended March 31, 2017:

May 2015 Warrants
December 31, 2016	$259
Decrease in fair value of the derivative warrant liabilities	(26)
March 31, 2017	$233

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities falls within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

March 31, 2017:

Description	Valuation technique	Unobservable inputs	Range
May 2015 Warrants	Black-Scholes-Merton	Volatility	42.47%
		Risk free interest rate	1.48%
		Expected term, in years	3.09
		Dividend yield	0.00%

December 31, 2016:

Description	Valuation technique	Unobservable inputs	Range
May 2015 Warrants	Black-Scholes-Merton	Volatility	45.15%
		Risk-free interest rate	1.57%
		Expected term, in years	3.34
		Dividend yield	0.00%

Sensitivity of Level 3 measurements to changes in significant unobservable inputs

The inputs to estimate the fair value of the Company’s derivative warrant liabilities were the current market price of the Company’s common stock, the exercise price of the derivative warrant liabilities, their remaining expected term, the volatility of the Company’s common stock price and the risk-free interest rate over the expected term. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement.

Generally, an increase in the market price of the Company’s shares of common stock, an increase in the volatility of the Company’s shares of common stock, and an increase in the remaining term of the derivative warrant liabilities would each result in a directionally similar change in the estimated fair value of the Company’s derivative warrant liabilities. Such changes would increase the associated liability while decreases in these assumptions would decrease the associated liability. An increase in the risk-free interest rate or a decrease in the differential between the derivative warrant liabilities’ exercise price and the market price of the Company’s shares of common stock would result in a decrease in the estimated fair value measurement and thus a decrease in the associated liability. The Company has not, and does not plan to, declare dividends on its common stock, and as such, there is no change in the estimated fair value of the derivative warrant liabilities due to the dividend assumption.

The following table presents the placement in the fair value hierarchy of shares of the contingent liability assumed by the Company following the acquisition of Excalibur on February 2, 2017, which was measured at fair value on a non-recurring basis as of March 31, 2017:

Fair value measurement at reporting date using
Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
March 31, 2017:
Contingent liability	$316	$—	$—	$316

The purchase consideration value of the contingent liability assumed by the Company following the acquisition of Excalibur on February 2, 2017 was determined using the Monte-Carlo simulation and, as such, was classified as Level 3 of the fair value hierarchy.

Note 7. Stock-based Compensation

As of March 31, 2017, 1,255,270 shares of the Company’s common stock were available for future grants under the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan. Total stock-based compensation expense for the periods ended March 31, 2017 and 2016 was $741 and $463, respectively.

The following table illustrates the options granted during the three-month period ended March 31, 2017.

Title	Grant date	No. of options	Exercise price	Fair value at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Directors, management, and employees	January 2017	1,545,000	$2.12 – $2.15	$0.89 – $0.96	Over 1 year for directors; Over 3 years for management and employees	Volatility: 44.27% – 44.90% Risk free interest rate: 1.95% – 2.16% Expected term, in years: 5.29 – 5.79 Dividend yield: 0.00%

The following table illustrates the RSUs granted during the three-month period ended March 31, 2017.

Title	Grant date	No. of RSUs	Fair value at grant date	Vesting term
Management and employees	January 2017	400,942	$2.12	Over 1 year period, vesting on 1 year anniversary of grant date

The activity related to stock options and RSUs during the three-month period ended March 31, 2017 consisted of the following:

	RSUs		Options
	No. of RSUs	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding as of January 1, 2017	—	—	3,679,101	$7.60	$1.55 – 55.00	$5.41
Granted	400,942	$2.12	1,545,000	$2.12	$2.12 – 2.15	$0.93
Vested/Exercised	—	—	—	—	—	—
Forfeited	—	—	(69,001)	$25.92	$1.90 – 37.20	$17.58
Expired	—	—	(16,368)	$43.66	$9.94 – 55.00	$22.02
Outstanding as of March 31, 2017	400,942	$2.12	5,138,732	$5.59	$1.55 – 41.00	$3.85
Exercisable as of March 31, 2017	—	—	2,028,941	$11.39	$1.55 – 41.00

On January 20, 2017, the Company entered into amended employment agreements with its named executive officers. Under the terms of some of these agreements, certain of these officers are entitled to a percentage of the amount equal to the total amount of cash and the fair market value of all non-cash consideration paid or payable to the Company or its stockholders in connection with an initial public offering or a change of control of certain subsidiaries of the Company. The amended employment agreements also allow for the granting of equity awards to certain officers in connection with an initial public offering of certain subsidiaries of the Company.

The Company did not recognize tax benefits related to its stock-based compensation as there is a full valuation allowance recorded.

Note 8. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provisions for the quarter ended March 31, 2017 reflect an estimated global annual effective tax rate of approximately -7.27%. As of March 31, 2017, deferred tax assets generated from the Company’s U.S. activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit.

Income tax expense for the quarter ended March 31, 2017 of $227 was attributable primarily to tax deductions related to goodwill, for which there is no corresponding financial statement amortization expense, partially offset by the reduction in the valuation allowance needed following the acquisition of Excalibur's deferred tax liability. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates. Although the Company has an immaterial amount of uncertain tax positions, the Company does not expect to record any additional material provisions for unrecognized tax benefits with the next year.

Note 9. Related Parties Transactions

XpresSpa entered in a credit agreement and secured promissory note (the “Debt”) with Rockmore Investment Master Fund Ltd. (“Rockmore”) on April 22, 2015 that was amended on August 8, 2016. Rockmore is an investment entity controlled by the Company’s board member, Bruce T. Bernstein. The Debt had an outstanding balance of $6,500 as of March 31, 2017 and December 31, 2016, included in long-term liabilities in the condensed consolidated balance sheets. During the quarter ended March 31, 2017, XpresSpa paid $150 of interest and recorded $189 of interest expense. During May 2017, as per the original agreement and with Rockmore’s consent, the Company elected to extend the maturity date of the Debt from May 1, 2018 to May 1, 2019. No other material terms of the Debt were amended.

In addition, the Company paid $212 to Mr. Bernstein during March 2017 for the legal costs incurred in conjunction with the acquisition of XpresSpa and certain legal proceedings related to litigation with Amiral Holdings SAS (“Amiral”) prior to the completion of such acquisition, as Mr. Bernstein was indemnified by XpresSpa and was a defendant in the Amiral legal proceedings. These costs are included in accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheet as of December 31, 2016.

Note 10. Commitments and Contingencies

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the matters described below, and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company recorded $650, which is included in accounts payable, accrued expenses, and other current liabilities in the condensed consolidated balance sheet as of March 31, 2017.

The Company expenses legal fees in the period in which they are incurred.

Wellness

Cordial

Effective October 2014, XpresSpa terminated its former Airport Concession Disadvantaged Business Enterprise (“ACDBE”) partner, Cordial Endeavor Concessions of Atlanta, LLC (“Cordial”), in several store locations at Hartsfield-Jackson Atlanta International Airport.

On January 3, 2017, XpresSpa filed a lawsuit in the Supreme Court of the State of New York, County of New York against Cordial and several related parties. The lawsuit alleges breach of contract, unjust enrichment, breach of fiduciary duty, fraudulent inducement, fraudulent concealment, tortious interference, and breach of good faith and fair dealing related to XpresSpa’s former partnership with Cordial as XpresSpa’s ACDBE partner in several store locations at Hartsfield-Jackson Atlanta International Airport (the “Cordial Litigation”). On March 3, 2017, XpresSpa filed a first amended complaint against Cordial. On March 5, 2017, Cordial filed a motion to dismiss the Cordial Litigation.

On January 4, 2017, XpresSpa filed a lawsuit in the United States District Court for the Southern District of New York against its former attorney, Kevin Ross, and his law firm, alleging malpractice, unjust enrichment, breach of fiduciary duty, fraudulent inducement, fraudulent concealment, tortious interference, and promissory estoppel related to XpresSpa’s former partnership with Cordial, as well as XpresSpa’s engagement of Kevin Ross as its attorney (the “Ross Litigation”). On March 2, 2017, the defendants filed a letter with the Court requesting a pre-motion conference in anticipation of the defendants’ filing of a motion to dismiss. On March 17, 2017, XpresSpa filed a First Amended Complaint against the defendants.

Both the Cordial Litigation and Ross Litigation are pending before the respective courts; no schedule has been set in either matter.

In re Chen et al.

On March 16, 2015, four former employees of XpresSpa who worked at locations in John F. Kennedy International Airport and LaGuardia Airport filed a putative class and collective action wage-hour litigation in the United States District Court for the Eastern District of New York, claiming that they and other spa technicians were misclassified, and that overtime was unpaid. On September 23, 2016, the Court conditionally certified the class. The parties held a mediation on February 28, 2017 and reached an agreement on a settlement in principle. The parties are in the process of drafting a formal settlement agreement incorporating the agreed-upon terms.

Other

XpresSpa is involved in various other claims and legal actions that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on XpresSpa’s financial position, results of operations, liquidity, or capital resources. However, a significant increase in the number of these claims, or one or more successful claims under which the Company incurs greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.

Intellectual Property

The Company’s intellectual property operating segment is engaged in litigation, for which no liability is recorded, as the Company does not expect a material negative outcome.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will be,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 30, 2017 (the “2016 Annual Report”) and this Quarterly Report on Form 10-Q and any future reports we file with the Securities and Exchange Commission (“SEC”). The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements, except as required by law.

All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to FORM Holdings Corp., a Delaware corporation, and its condensed consolidated subsidiaries.

Overview

FORM Holdings Corp. (“FORM” or the “Company”) is a holding company of small to middle market growth companies. We have three operating segments: wellness, technology and intellectual property.

Our wellness operating segment consists of XpresSpa, which is a leading airport retailer of spa services. XpresSpa is a well-recognized airport spa brand with 53 locations in 40 terminals and 22 airports in the United States, Netherlands, and United Arab Emirates. XpresSpa offers travelers premium spa services, including massage, nail and hair as well as spa and travel products. We acquired XpresSpa in the fourth quarter of 2016.

Our technology operating segment consists of Group Mobile and FLI Charge as well as an 11% equity interest in InfoMedia Services Limited (“InfoMedia”). Group Mobile offers rugged hardware and software solutions, including laptops, tablets, and mobile printers, as well as installation and deployment services. FLI Charge offers wireless conductive charging and power solutions for electronic devices. We acquired Group Mobile and FLI Charge in the fourth quarter of 2015. Our equity interest in InfoMedia increased from 8.25% to 11% in the first quarter of 2017 due to a realignment of ownership interests.

On February 2, 2017, we completed the acquisition of Excalibur Integrated Systems, Inc. (“Excalibur”). On that date, we acquired 100% of the capital stock of Excalibur, an end-to-end solutions provider of mobile hardware devices, wireless network security, data networking, telephony and mobile application development and software solutions. Following the acquisition, Excalibur was merged with Group Mobile within our technology operating segment.

In consideration for the acquisition, we issued to the former stockholders of Excalibur (the “Excalibur Sellers”) an aggregate of 888,573 unregistered shares of our common stock, par value $0.01 per share. The Excalibur Sellers will, in the three years following the closing of this transaction, also receive $500,000 for each $2,000,000 of gross profit generated by a specified list of Excalibur accounts annually, until such cumulative gross profit reaches $6,000,000, and an additional $500,000 when such cumulative profit reaches $10,000,000, such amounts payable in either cash or shares of our common stock, at our election.

Our intellectual property operating segment is engaged in the monetization of patents related to content and ad delivery, remote monitoring and mobile technologies.

2017 Highlights

	Three Months Ended March 31, 2017
	Corporate	Wellness	Technology	Intellectual Property	Total
Total revenue	$—	$10,984,000	$3,525,000	$100,000	$14,609,000

Cost of sales
Products	—	912,000	2,960,000	—	3,872,000
Labor	—	5,309,000	—	—	5,309,000
Occupancy	—	1,771,000	—	—	1,771,000
Other operating costs	—	843,000	—	99,000	942,000
Total cost of sales	—	8,835,000	2,960,000	99,000	11,894,000

Gross profit	—	2,149,000	565,000	1,000	2,715,000
Gross profit as a % of total revenue	—	19.6%	16.0%	1.0%	18.6%

Depreciation and amortization
Depreciation	5,000	1,129,000	23,000	—	1,157,000
Amortization	—	586,000	150,000	6,000	742,000
Total depreciation and amortization	5,000	1,715,000	173,000	6,000	1,899,000

Stock-based compensation	741,000	—	—	—	741,000
Merger and acquisition and integration costs	42,000	484,000	—	—	526,000
Other general and administrative	1,405,000	2,321,000	1,867,000	—	5,593,000
Total general and administrative	2,188,000	2,805,000	1,867,000	—	6,860,000

Operating loss	$(2,193,000)	$(2,371,000)	$(1,475,000)	$(5,000)	$(6,044,000)

Prior to January 1, 2017, we had four operating segments: XpresSpa, which was acquired on December 23, 2016, Group Mobile, FLI Charge and intellectual property. Following the acquisitions of XpresSpa in December 2016 and Excalibur in February 2017, we re-evaluated the operating segments and roles within the executive team to better align financial and human capital resources. Our operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise’s chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. We concluded that we conduct our business through three operating segments, which are also our reportable segments: wellness, technology and intellectual property.

Segment operating results reflect losses before corporate and unallocated shared expenses, interest expense, income taxes and noncontrolling interests.

Wellness

Our wellness operating segment recognized revenue of $10,984,000 during the first quarter of 2017, which was generated by XpresSpa for services provided and health and beauty products sold. We acquired XpresSpa on December 23, 2016 and are actively integrating its corporate functions and optimizing the operating segment’s performance. Since the acquisition, we opened two new flagship locations, the first opening in John F. Kennedy International Airport’s Terminal 4 during the first quarter of 2017 and the second in Phoenix Sky Harbor International Airport’s Terminal 4 during the second quarter of 2017. We also closed two small temporary kiosks to better align our resources. As of March 31, 2017, we operated 53 total XpresSpa locations.

Store-level costs include all costs that are directly attributable to the store operations and include:

•	payroll and related benefits for our store operations and store-level management;

•	rent, percentage rent and occupancy costs;

•	the cost of merchandise;

•	freight, shipping and handling costs;

•	production costs;

•	inventory shortage and valuation adjustments, including purchase price allocation increase in fair values which was recorded as part of acquisition; and

•	costs associated with our sourcing operations.

General and administrative costs include insurance, infrastructure, payroll and benefits, inventory planning, marketing and other costs. Also included in general and administrative costs are expenses related to the integration of XpresSpa as well as office consolidation and moving costs, which amounted to $484,000 during the first quarter of 2017.

Depreciation and amortization costs include the depreciation of leasehold improvements and equipment and the amortization of the brand and customer relationship intangible assets, which were recorded at fair value as of the acquisition date.

Technology

Our technology operating segment predominantly includes revenues and cost of sales generated by Group Mobile and Excalibur. During the first quarter of 2017, Group Mobile’s revenue increased 173.4% from $1,277,000 for the three-month period ended March 31, 2016 to $3,491,000 for the three-month period ended March 31, 2017, respectively. This was mainly due to the increased sales pipeline throughout 2016 and early 2017. In addition, this operating segment includes costs associated with the development of FLI Charge’s technology and products.

Intellectual Property

The intellectual property operating segment includes revenues from one-time patent licenses as well as expenses incurred in connection with our patent licensing and related internal payroll expenses.

Corporate

Corporate and unallocated shared expenses principally consist of costs for corporate functions, rent for office space, stock-based compensation, executive management and certain unallocated administrative support functions.

Results of Operations

Three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016

Revenue

	Three months ended March 31,
	2017	2016	Change
Revenue	$14,609,000	$2,044,000	$12,565,000

During the three-month period ended March 31, 2017, we recorded total revenue of $14,609,000, which represents an increase of $12,565,000 (or 614.7%) compared to the three-month period ended March 31, 2016. The three-month period ended March 31, 2017 is the first full quarter that includes XpresSpa revenues and operating results. Our technology operating segment demonstrated 172.4% growth in quarterly revenues from $1,294,000 for the three-month period ended March 31, 2016 to $3,525,000 for the three-month period ended March 31, 2017, respectively. We did not recognize any revenue generated by Excalibur prior to its acquisition on February 2, 2017 or XpresSpa prior to its acquisition on December 23, 2016.

Cost of sales

	Three months ended March 31,
	2017	2016	Change
Cost of sales	$11,894,000	$1,847,000	$10,047,000

During the three-month period ended March 31, 2017, we recorded total cost of sales of $11,894,000, which represents an increase of $10,047,000 (or 544.0%) compared to the three-month period ended March 31, 2016. The three-month period ended March 31, 2017 is the first full quarter that includes XpresSpa cost of sales. We did not recognize any cost of sales generated by Excalibur prior to its acquisition on February 2, 2017 or XpresSpa prior to its acquisition on December 23, 2016. We expect the cost of sales to increase over time as we incur the full results of operations of XpresSpa and Excalibur.

During the three-month period ended March 31, 2016, cost of sales related only to our technology and intellectual property operating segments, as this was prior to our acquisition of XpresSpa and the establishment of a wellness operating segment.

We expect our cost of sales will grow as our revenues increase. As a percentage of revenue, cost of sales were 81.4% in the first quarter of 2017 and 90.4% in first quarter of 2016. This decrease is primarily driven by new product and services offerings by our technology operating segment. In addition, the first quarter of 2016 included $720,000 of intellectual property costs related to enforcement efforts against ZTE Corporation and ASUSTeK Computer Inc. as compared to $99,000 of intellectual property costs incurred during the first quarter of 2017, which mostly relates to internal payroll expenses. We expect that total cost of sales will continue to decline as a percentage of sales over time through the improvement of store-level performance by our wellness operating segment and as our technology operating segment implements new offerings, made possible due to the integration of Excalibur into Group Mobile.

Depreciation and amortization

	Three months ended March 31,
	2017	2016	Change
Depreciation and amortization	$1,899,000	$851,000	$1,048,000

During the three-month period ended March 31, 2017, depreciation and amortization expense totaled $1,899,000, which represents an increase of $1,048,000 (or 123.1%), compared to the amortization expense recorded during the three-month period ended March 31, 2016. There was no depreciation expense recorded for the three-month period ended March 31, 2016. The increase is driven by the depreciation of leasehold improvements and equipment of $1,129,000 and the amortization of the brand and customer relationship intangible assets of $585,000, which were acquired as part of our acquisition of XpresSpa within our wellness operating segment in December 2016. Additionally, we experienced a decline in amortization of our patents of $724,000 in our intellectual property operating segment. We expect depreciation and amortization expense will increase gradually over time as we open more stores in our wellness operating segment and new locations and will remain somewhat constant in our technology operating segment.

General and administrative

	Three months ended March 31,
	2017	2016	Change
General and administrative	$6,860,000	$2,952,000	$3,908,000

During the three-month period ended March 31, 2017, general and administrative expenses increased by $3,908,000 (or 132.4%) compared to the three-month period ended March 31, 2016. The three-month period ended March 31, 2017 is the first full quarter that includes XpresSpa general and administrative expenses. As a percentage of revenue, total general and administrative expenses were 47.0% and 144.4% during the first quarter of 2017 and 2016, respectively.

The overall increase in general and administrative expenses was primarily due to our acquisitions of XpresSpa in December 2016 and Excalibur in February 2017, as they incurred general and administrative expenses of $2,321,000 and $105,000 during the first quarter of 2017, respectively. We did not recognize any general and administrative expenses generated by Excalibur prior to its acquisition on February 2, 2017 or XpresSpa prior to its acquisition on December 23, 2016. Additionally, there was an increase in stock-based compensation expense of approximately $278,000, which was a result of equity awards granted to our directors, management and employees in April 2016 and January 2017.

Non-operating expense, net

	Three months ended March 31,
	2017	2016	Change
Non-operating expense, net	$(78,000)	$(349,000)	$271,000

During the three-month period ended March 31, 2017, we recorded total net non-operating expense in the amount of $78,000 compared to total net non-operating expense in the amount of $349,000 recorded during the three-month period ended March 31, 2016.

For the three-month period ended March 31, 2017, we recorded interest expense of $189,000 mainly related to XpresSpa’s Debt. This was reduced by a gain of $26,000 on the revaluation of the derivative warrant liabilities and additional non-operating gains of $85,000.

For the three-month period ended March 31, 2016, we recorded interest expense of $476,000 for interest recorded related to outstanding notes. We elected to repay principal installments on the notes in shares of our common stock, which were issued at a discount to market prices, which resulted in $210,000 recorded as a loss on the extinguishment of debt. These expenses were reduced by a gain of $270,000 on the revaluation of the derivative warrant liabilities and conversion feature related to the notes and foreign exchange gains in connection with our deposits with courts.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new XpresSpa locations for our wellness operating segment, as well as working capital for our technology operating segment. As of March 31, 2017, we had cash and cash equivalents of $11,673,000 that we expect to utilize, along with cash flows from operations, to provide capital to support the growth of our business, primarily through opening new XpresSpa locations, maintaining our existing XpresSpa locations, purchasing inventory for Group Mobile to support the growth in sales and maintaining corporate functions. In addition, we have approximately $6,023,000 of trade receivables, inventory and other current assets to support our working capital needs.

Our total cash decreased $6,237,000 to $11,673,000 from December 31, 2016 to March 31, 2017. Included in our key payments that attributed to this decrease are payments related to the following matters:

Acquisition and integration-related professional fees	$776,000
Leases and tax-related matters	453,000
Severance	120,000
Capital expenditures, net	933,000
Interest paid on Debt	150,000
Repayment of line of credit upon Excalibur acquisition	361,000
$2,793,000

Our accounts payable, accrued expenses and other current liabilities, for the periods ended March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017	December 31, 2016
Accounts payable
Wellness	$3,374,000	$3,967,000
Technology	1,374,000	463,000
Intellectual Property	88,000	213,000
Corporate	518,000	844,000
Accrued expenses	3,631,000	4,068,000
Accrued compensation	635,000	1,356,000
Tax liabilities	831,000	676,000
Other	46,000	43,000
	$10,497,000	$11,630,000

Accounts payable are primarily comprised of trade payables to vendors, including amounts owed to vendors for acquiring inventory in our wellness and technology operating segments.

Accounts payable related to our wellness operating segment relate to construction in progress, purchase of inventory and other costs for operations in the normal course of business.

Accounts payable related to our technology operating segment consist of inventory purchased once there is a commitment from a customer.

As of March 31, 2017, accrued expenses were primarily comprised of accrued legal costs of $650,000, gift card and customer rewards expenses of $610,000, merchant financing arrangement costs of $466,000, accrued insurance costs of $298,000, and other operations-related costs that were accrued due to timing.

Based on our current operating plans, we expect to have sufficient funds for at least the next 12 months of operations. In addition, we may choose to raise additional funds in connection with new store openings and potential acquisitions of operating assets, which will be complementary to our wellness operating segment. There can be no assurance, however, that any such opportunities will materialize.

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

Critical Accounting Estimates

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 30, 2017, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required as we are a smaller reporting company.

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our subsidiaries except XpresSpa and Excalibur, which were acquired on December 23, 2016 and February 2, 2017, respectively. Our consolidated revenue for the three-month period ended March 31, 2017 was $14,609,000, of which XpresSpa and Excalibur represented $11,682,000, and our total assets as of March 31, 2017 were $78,702,000, of which XpresSpa and Excalibur represented $58,507,000.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding legal proceedings, see Note 10 “Commitments and Contingencies” in our notes to the condensed consolidated financial statements included in “Item 1. Financial Statements.”

Item 1A.	Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
10.1*	Third Amendment to Employment Agreement by and between FORM Holdings, Inc. and Clifford Weinstein, dated as of January 18, 2017.

10.2*	Employment Agreement by and between FORM Holdings, Inc. and Edward Jankowski, dated as of January 20, 2017.

10.3*	Employment Agreement by and between FORM Holdings, Inc. and Andrew D. Perlman, dated as of January 18, 2017.

10.4*	Employment Agreement by and between FORM Holdings, Inc. and Anastasia Nyrkovskaya, dated as of January 17, 2017.

10.5*	Employment Agreement by and between FORM Holdings, Inc. and Jason Charkow, dated as of January 17, 2017.

10.6	Form of Stock Purchase Agreement, dated as of February 2, 2016, by and between FORM Holdings Corp., Excalibur Integrated Systems, Inc., each of the holders of the capital stock of Excalibur, and the sellers’ representative (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 3, 2017).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May 2017.

FORM Holdings Corp.

By:	/s/ ANASTASIA NYRKOVSKAYA
Anastasia Nyrkovskaya
Chief Financial Officer
(Principal Financial and Accounting Officer)