Form 10-Q
period 2017-06-30
FORM Holdings Corp.
filed 2017-08-09
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 7, 2017, 26,483,467 shares of the registrant’s common stock were outstanding.

FORM Holdings Corp.

Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FORM Holdings Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2017 (Unaudited)	December 31, 2016
Current assets
Cash and cash equivalents	$7,958	$17,910
Accounts receivable, net	2,216	404
Inventory	4,327	2,890
Other current assets	935	2,150
Assets held for disposal	467	1,507
Total current assets	15,903	24,861

Restricted cash	476	638
Property and equipment, net	14,377	16,284
Intangible assets, net	14,475	15,233
Goodwill	25,821	24,409
Other assets	1,330	1,382
Total assets	$72,382	$82,807

Current liabilities
Accounts payable, accrued expenses and other current liabilities	$11,437	$11,434
Deferred revenue	201	133
Liabilities held for disposal	97	206
Total current liabilities	11,735	11,773

Long-term liabilities
Debt	6,500	6,500
Derivative warrant liabilities	100	259
Other liabilities	794	106
Total liabilities	19,129	18,638
Commitments and contingencies (see Note 11)

Equity
Series A Convertible Preferred stock, $0.01 par value per share; 500,000 shares authorized; 6,968 issued and none outstanding	—	—
Series B Convertible Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; 1,666,667 issued and none outstanding	—	—
Series C Junior Preferred stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	—	—
Series D Convertible Preferred Stock, $0.01 par value per share; 500,000 shares authorized; 475,208 issued and 429,948 outstanding with a liquidation value of $20,638 as of June 30, 2017; 491,427 issued and outstanding with a liquidation value of $23,588 as of December 31, 2016	4	5
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 19,565,531 and 18,304,881 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	196	183
Additional paid-in capital	282,603	280,221
Accumulated deficit	(234,303)	(220,868)
Accumulated other comprehensive loss	(164)	(13)
Total equity attributable to the Company	48,336	59,528
Noncontrolling interests	4,917	4,641
Total equity	53,253	64,169
Total liabilities and equity	$72,382	$82,807

The accompanying notes form an integral part of these condensed consolidated financial statements.

FORM Holdings Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue
Wellness	$12,927	$—	$23,911	$—
Technology	3,450	2,450	6,941	3,727
Intellectual property	—	8,900	100	9,650
Total revenue	16,377	11,350	30,952	13,377

Cost of sales
Wellness	10,401	—	19,236	—
Technology	2,690	2,180	5,618	3,304
Intellectual property*	118	4,243	217	4,963
Total cost of sales	13,209	6,423	25,071	8,267
Depreciation, amortization and impairment	3,094	12,329	4,955	13,159
General and administrative*	5,204	2,316	11,539	4,495
Total operating expenses	21,507	21,068	41,565	25,921
Operating loss from continuing operations	(5,130)	(9,718)	(10,613)	(12,544)
Non-operating income (expense), net	(50)	181	61	518
Interest expense	(178)	(272)	(367)	(748)
Extinguishment of debt	—	—	—	(210)
Loss from continuing operations before income taxes	(5,358)	(9,809)	(10,919)	(12,984)
Income tax expense	—	—	(227)	—
Consolidated net loss from continuing operations	(5,358)	(9,809)	(11,146)	(12,984)
Loss from discontinued operations before income taxes	(1,552)	(998)	(2,113)	(1,778)
Income tax expense	—	—	—	—
Net loss from discontinued operations	(1,552)	(998)	(2,113)	(1,778)
Consolidated net loss	(6,910)	(10,807)	(13,259)	(14,762)
Net income attributable to noncontrolling interests	(100)	—	(176)	—
Net loss attributable to the Company	$(7,010)	$(10,807)	$(13,435)	$(14,762)

Consolidated net loss from continuing operations	$(5,358)	$(9,809)	$(11,146)	$(12,984)
Other comprehensive loss from continuing operations: foreign currency translations	(107)	—	(151)	—
Comprehensive loss from continuing operations	(5,465)	(9,809)	(11,297)	(12,984)
Consolidated net loss from discontinued operations	(1,552)	(998)	(2,113)	(1,778)
Other comprehensive loss from discontinued operations: foreign currency translations	—	—	—	—
Comprehensive loss from discontinued operations	(1,552)	(998)	(2,113)	(1,778)
Comprehensive loss	$(7,017)	$(10,807)	$(13,410)	$(14,762)

Loss per share:
Basic and diluted net loss per share
Loss per share from continuing operations	$(0.28)	$(0.65)	$(0.59)	$(0.89)
Loss per share from discontinued operations	(0.08)	(0.07)	(0.11)	(0.12)
Total basic and diluted net loss per share	$(0.36)	$(0.72)	$(0.70)	$(1.01)
Weighted-average number of shares outstanding during the period:
Basic	19,310,994	14,993,686	19,178,769	14,576,183
Diluted	19,310,994	14,993,686	19,178,769	14,576,183

*Includes stock-based compensation expense, as follows:
Intellectual property	$—	$64	$—	$132
General and administrative	732	435	1,473	830
Total stock-based compensation expense	$732	$499	$1,473	$962

The accompanying notes form an integral part of these condensed consolidated financial statements.

FORM Holdings Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands)

	Common stock	Preferred stock	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive loss	Total FORM equity	Non controlling interests	Total equity
December 31, 2016	$183	$5	$280,221	$(220,868)	$(13)	$59,528	$4,641	$64,169
Issuance of common stock for services	—	—	20	—	—	20	—	20
Shares of common stock issued for the acquisition of Excalibur	9	—	1,800	—	—	1,809	—	1,809
Decrease in shares of preferred stock issued to XpresSpa sellers	—	—	(908)	—	—	(908)	—	(908)
Conversion of preferred stock to common stock	4	(1)	(3)	—	—	—	—	—
Stock-based compensation	—	—	1,473	—	—	1,473	—	1,473
Net loss for the period	—	—	—	(13,435)	—	(13,435)	176	(13,259)
Foreign currency translation	—	—	—	—	(151)	(151)	—	(151)
Contributions from noncontrolling interests	—	—	—	—	—	—	100	100
June 30, 2017	$196	$4	$282,603	$(234,303)	$(164)	$48,336	$4,917	$53,253

	Common stock	Preferred stock	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive loss	Total FORM equity	Non controlling interests	Total equity
December 31, 2015	$132	$—	$237,246	$(196,862)	$—	$40,516	$—	$40,516
Issuance of common stock for repayment of convertible debt and related interest	18	—	2,978	—	—	2,996	—	2,996
Stock-based compensation	—	—	962	—	—	962	—	962
Net loss for the period	—	—	—	(14,762)	—	(14,762)	—	(14,762)
June 30, 2016	$150	$—	$241,186	$(211,624)	$—	$29,712	$—	$29,712

The accompanying notes form an integral part of these condensed consolidated financial statements.

FORM Holdings Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Consolidated net loss	$(13,259)	$(14,762)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Items not affecting cash flows
Depreciation and amortization	4,955	1,222
Impairment of intangible assets	—	11,937
Amortization of debt discount and debt issuance costs	—	660
Stock-based compensation	1,473	962
Amendment to warrants as part of debt modification	—	(281)
Extinguishment of debt	—	356
Issuance of shares of common stock for services	20	—
Change in fair value of derivative warrant liabilities and conversion feature	(159)	(87)
Exchange rate loss (gain), net	—	(75)
Changes in current assets and liabilities net of effects of acquisition
Increase in accounts receivable	(1,277)	(139)
Increase in inventory	(1,386)	(32)
Decrease in other current assets and other assets	1,473	443
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	(557)	375
Increase (decrease) in deferred revenue	(52)	146
Decrease in other liabilities	(15)	(246)
Net cash provided by (used in) operating activities – continuing operations	(8,784)	479
Net cash provided by operating activities - discontinued operations	931	219
Net cash provided by (used in) operating activities	(7,853)	698
Cash flows from investing activities
Cash acquired as part of acquisition	26	—
Acquisition of property and equipment	(1,565)	(151)
Acquisition of software	(148)	—
Decrease in deposits	—	2,001
Net cash provided by (used in) investing activities	(1,687)	1,850
Cash flows from financing activities
Repayment of line of credit	(361)	—
Net contributions from noncontrolling interests	100	—
Debt issuance costs	—	(50)
Net cash used in financing activities	(261)	(50)
Effect of exchange rate changes on cash and cash equivalents	(151)	—
Increase (decrease) in cash and cash equivalents	(9,952)	2,498
Cash and cash equivalents at beginning of period	17,910	24,951
Cash and cash equivalents at end of period	$7,958	$27,449
Cash paid during the period for
Interest	$430	$40

Noncash investing and financing transactions
Issuance of common stock to repay debt and interest	—	2,996

The accompanying notes form an integral part of these condensed consolidated financial statements.

FORM Holdings Corp. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for share and per share data)

Note 1. General

FORM Holdings Corp. (“FORM” or the “Company”) has three operating segments: wellness, technology and intellectual property.

The Company’s wellness operating segment consists of XpresSpa, which is a leading airport retailer of spa services. XpresSpa is a well-recognized airport spa brand with 52 locations, including 48 domestic and 4 international, as of June 30, 2017. XpresSpa offers travelers premium spa services, including massage, nail and hair as well as spa and travel products. The Company acquired XpresSpa in the fourth quarter of 2016.

The Company’s technology operating segment consists of Group Mobile as well as an 11% equity interest in InfoMedia Services Limited (“InfoMedia”). Group Mobile offers rugged hardware and software solutions, including laptops, tablets, and mobile printers, as well as installation and deployment services. The Company acquired Group Mobile in the fourth quarter of 2015 and Excalibur Integrated Systems Inc. (“Excalibur”), which was merged with Group Mobile, in the first quarter of 2017. The Company’s equity interest in InfoMedia increased from 8.25% to 11% in the first quarter of 2017 due to a realignment of ownership interests.

As further detailed in Note 10 “Discontinued Operations and Assets and Liabilities Held for Disposal,” during June 2017, the Company concluded that the requirement to report the results of FLI Charge as discontinued operations was triggered.

The Company is currently evaluating strategic alternatives with respect to Group Mobile in an attempt to enhance stockholder value. These strategic alternatives may include a possible sale, merger, spin-off or other separation of Group Mobile or other forms of business combinations or strategic transactions. The Company is seeking to enter into one or more strategic transactions involving Group Mobile in the first quarter of 2018.

The Company’s intellectual property operating segment is engaged in the monetization of patents related to content and ad delivery, remote monitoring and mobile technologies.

Note 2. Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three and six-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cost of sales for the Company’s intellectual property operating segment mainly includes expenses incurred in connection with the Company’s patent licensing and enforcement activities, patent-related legal expenses paid to external patent counsel (including contingent legal fees), licensing and enforcement related research, consulting and other expenses paid to third parties, as well as related internal payroll expenses.

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

(f) Recent issued accounting pronouncements not yet adopted

ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (“ASU 2017-04”) “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019; early adoption is permitted. The Company currently anticipates that the adoption of ASU 2017-04 will not have a material impact on its consolidated financial statements.

ASU No. 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting

In May 2017, the FASB issued Accounting Standards Update No. 2017-09 (“ASU 2017-09”) “Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017; early adoption is permitted. The Company is currently in the process of evaluating the potential impact of the adoption on its consolidated financial statements.

(g) Reclassification

Certain balances have been reclassified to conform to presentation requirements, including presentation of discontinued operations and assets and liabilities held for disposal with respect to the Company’s FLI Charge business (refer to Note 10), as well as consistent presentation of cost of sales and general and administrative expenses to align presentation for operating segments.

Note 3. Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. However, as the Company generated a net loss in all periods presented, some potentially dilutive securities, including certain warrants and stock options, were not reflected in diluted net loss per share because the impact of such instruments was anti-dilutive.

The table below presents the computation of basic and diluted net loss per share of common stock:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic numerator:
Net loss from continuing operations attributable to shares of common stock	$(5,458)	$(9,809)	$(11,322)	$(12,984)
Net loss from discontinued operations attributable to shares of common stock	(1,552)	(998)	(2,113)	(1,778)
Net loss attributable to shares of common stock	$(7,010)	$(10,807)	$(13,435)	$(14,762)
Basic denominator:
Basic shares of common stock outstanding	19,310,994	14,993,686	19,178,769	14,576,183
Basic loss per share of common stock from continuing operations	$(0.28)	$(0.65)	$(0.59)	$(0.89)
Basic loss per share of common stock from discontinued operations	(0.08)	(0.07)	(0.11)	(0.12)
Basic net loss per share of common stock	$(0.36)	$(0.72)	$(0.70)	$(1.01)

Diluted numerator:
Net loss from continuing operations attributable to shares of common stock	$(5,458)	$(9,809)	$(11,322)	$(12,984)
Net loss from discontinued operations attributable to shares of common stock	(1,552)	(998)	(2,113)	(1,778)
Net loss attributable to shares of common stock	$(7,010)	$(10,807)	$(13,435)	$(14,762)
Diluted denominator:
Diluted shares of common stock outstanding	19,310,994	14,993,686	19,178,769	14,576,183
Diluted loss per share of common stock from continuing operations	$(0.28)	$(0.65)	$(0.59)	$(0.89)
Diluted loss per share of common stock from discontinued operations	(0.08)	(0.07)	(0.11)	(0.12)
Diluted net loss per share of common stock	$(0.36)	$(0.72)	$(0.70)	$(1.01)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options to purchase an equal number of shares of common stock of the Company	5,135,399	1,492,434	5,135,399	1,492,434
Unvested restricted stock units (“RSUs”) to issue an equal number of shares of common stock of the Company	400,942	7,808	400,942	7,808
Warrants to purchase an equal number of shares of common stock of the Company	3,430,877	1,006,679	3,430,877	1,006,679
Preferred stock on an as converted basis	3,439,587	—	3,620,626	—
Conversion feature of senior secured notes	—	—	—	159,462
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share	12,406,805	2,506,921	12,587,844	2,666,383

Note 4. Business Combinations

XpresSpa

During the three months ended June 30, 2017, the Company learned new information about legal and other professional costs which existed as of the acquisition date of XpresSpa. As a result, the Company and the sellers of XpresSpa (the “XpresSpa Sellers”) agreed to reduce the total amount of Series D Convertible Preferred Stock (“FORM Preferred Stock”), which was previously issued to the XpresSpa Sellers in conjunction with the acquisition of XpresSpa. The Company reduced the number of the FORM Preferred Stock by 16,219 shares and estimated that the fair value of the reduction of the consideration was $908, which was recorded as a reduction of preferred equity and goodwill.

Additionally, during the three months ended June 30, 2017, certain XpresSpa Sellers converted 45,260 shares of their FORM Preferred Stock into 362,077 shares of the Company’s common stock, par value $0.01 per share.

As a result of these events, the total number of shares of FORM Preferred Stock was reduced from 491,427 as of December 31, 2016 to 429,948 shares as of June 30, 2017 and the face value (and liquidation preference) was reduced from $23,588 to $20,638.

Group Mobile

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

Note 5. Segment Information

The Company’s operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise’s chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company concluded that it conducts its business through three operating segments, which are also its reportable segments:

•	wellness (XpresSpa);

•	technology (Group Mobile); and

•	intellectual property

Segment operating results reflect losses before corporate and unallocated shared expenses, interest expense and income taxes. Corporate and unallocated shared expenses principally consist of costs for corporate functions, rent for office space, stock-based compensation, executive management and certain unallocated administrative support functions.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue
Wellness	$12,927	$—	$23,911	$—
Technology	3,450	2,450	6,941	3,727
Intellectual property	—	8,900	100	9,650
Total revenue	16,377	11,350	30,952	13,377

Cost of sales
Wellness	10,401	—	19,236	—
Technology	2,690	2,180	5,618	3,304
Intellectual property	118	4,243	217	4,963
Total cost of sales	13,209	6,423	25,071	8,267

Segment operating loss
Wellness	(1,992)	—	(4,363)	—
Technology	(742)	(327)	(1,656)	(648)
Intellectual property	(126)	(7,577)	(131)	(8,280)
Corporate	(2,270)	(1,814)	(4,463)	(3,616)
Total segment operating loss	(5,130)	(9,718)	(10,613)	(12,544)
Corporate non-operating expense, net	(228)	(91)	(306)	(440)
Loss from continuing operations before income taxes	$(5,358)	$(9,809)	$(10,919)	$(12,984)

	June 30, 2017	December 31, 2016
Assets
Wellness	$53,137	$57,527
Technology	4,602	8,634
Intellectual property	825	940
Corporate	13,818	15,706
Total assets	$72,382	$82,807

General and administrative costs are allocated among the operating segments and non-operating corporate segment. The non-operating corporate segment does not have any revenue, but does incur expenses such as compensation expenses, rent and infrastructure costs. The non-operating corporate segment’s assets are mainly comprised of cash.

The Company currently operates in two geographical regions: United States and all other countries. The following table represents the geographical revenue, regional operating loss, and total asset information as of and for the three and six months ended June 30, 2017 and 2016. There were no concentrations of geographical revenue, regional operating loss or total assets related to any single foreign country that were material to the Company’s condensed consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue
United States	$15,115	$11,350	$28,574	$13,377
All other countries	1,262	—	2,378	—
Total revenue	16,377	11,350	30,952	13,377

Cost of sales
United States	12,384	6,423	23,569	8,267
All other countries	825	—	1,502	—
Total cost of sales	13,209	6,423	25,071	8,267

Segment operating income (loss)
United States	(5,636)	(9,713)	(11,309)	(12,541)
All other countries	506	(5)	696	(3)
Total segment operating income (loss)	(5,130)	(9,718)	(10,613)	(12,544)
Corporate non-operating expense, net	(228)	(91)	(306)	(440)
Loss from continuing operations before income taxes	$(5,358)	$(9,809)	$(10,919)	$(12,984)

	June 30, 2017	December 31, 2016
Assets
United States	$70,380	$80,053
All other countries	2,002	2,754
Total assets	$72,382	$82,807

Note 6. Fair Value Measurements

Derivative Warrant Liabilities

The following table presents the placement in the fair value hierarchy of derivate warrant liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
June 30, 2017:
May 2015 Warrants	$100	$—	$—	$100

December 31, 2016:
May 2015 Warrants	$259	$—	$—	$259

The Company measures its derivative warrant liabilities at fair value. The May 2015 Warrants were classified within Level 3 because they were valued using the Black-Scholes-Merton model, which utilizes significant inputs that are unobservable in the market. These derivative warrant liabilities were initially measured at fair value and are marked to market at each balance sheet date.

In addition to the above, the Company’s financial instruments as of June 30, 2017 and December 31, 2016 consisted of cash and cash equivalents, receivables, accounts payable and Debt. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

The following table summarizes the changes in the Company’s derivative warrant liabilities measured at fair value using significant unobservable inputs (Level 3) during the three- and six-month periods ended June 30, 2017:

May 2015 Warrants
December 31, 2016	$259
Decrease in fair value of the derivative warrant liabilities	(159)
June 30, 2017	$100

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities falls within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

June 30, 2017:

Description	Valuation technique	Unobservable inputs	Range
May 2015 Warrants	Black-Scholes-Merton	Volatility	42.12%
		Risk free interest rate	1.51%
		Expected term, in years	2.84
		Dividend yield	0.00%

December 31, 2016:

Description	Valuation technique	Unobservable inputs	Range
May 2015 Warrants	Black-Scholes-Merton	Volatility	45.15%
		Risk-free interest rate	1.57%
		Expected term, in years	3.34
		Dividend yield	0.00%

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

Generally, an increase in the market price of the Company’s shares of common stock, an increase in the volatility of the Company’s shares of common stock, and an increase in the remaining term of the derivative warrant liabilities would each result in a directionally similar change in the estimated fair value of the Company’s derivative warrant liabilities. Such changes would increase the associated liability while decreases in these assumptions would decrease the associated liability. An increase in the risk-free interest rate or a decrease in the differential between the derivative warrant liabilities’ exercise price and the market price of the Company’s shares of common stock would result in a decrease in the estimated fair value measurement and thus a decrease in the associated liability. The Company has not, and does not plan to, declare dividends on its common stock and, as such, there is no change in the estimated fair value of the derivative warrant liabilities due to the dividend assumption.

Other Fair Value Measurements

The following table presents the placement in the fair value hierarchy of shares of the contingent consideration assumed by the Company following the acquisition of Excalibur, which is measured at fair value on a recurring basis, and the decrease in shares of FORM Preferred Stock issued to the XpresSpa Sellers, which was measured at fair value on a non-recurring basis as of April 4, 2017 (the “Valuation Date”):

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
June 30, 2017:
Contingent consideration	$316	$—	$—	$316
FORM Preferred Stock	$908	$—	$—	$908

The purchase value of the contingent consideration assumed by the Company following the acquisition of Excalibur and the fair value of the decrease in shares of FORM Preferred Stock issued to the XpresSpa Sellers were determined using the Monte-Carlo simulation and, as such, were classified as Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

Valuation processes for Level 3 Fair Value Measurements

To estimate the fair value of the decrease in shares of FORM Preferred Stock, the Monte-Carlo simulation was performed using the following variables:

Description	Valuation technique	Variables	Range
FORM Preferred Stock	Monte-Carlo	Share price as of the Valuation Date	$1.95
		Volatility	46.0%
		Risk free interest rate	2.22%

Additionally, the Monte-Carlo simulation used the value of the underlying equity value issued to XpresSpa Sellers on the date of the XpresSpa acquisition, December 23, 2016, which is comprised of the aggregation of the fair value of the shares of the Company’s common stock, shares of FORM Preferred Stock and warrants.

Note 7. Stock-based Compensation

As of June 30, 2017, 1,258,603 shares of the Company’s common stock were available for future grants under the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan. Total stock-based compensation expense for the six-month periods ended June 30, 2017 and 2016 was $1,473 and $962, respectively. Total stock-based compensation expense for the three-month periods ended June 30, 2017 and 2016 was $732 and $499, respectively.

The following table illustrates the options granted during the six-month period ended June 30, 2017.

Title	Grant date	No. of options	Exercise price	Fair value at grant date	Vesting terms	Assumptions used in Black- Scholes option pricing model
Directors, management, and employees	January 2017	1,545,000	$2.12 – $2.15	$0.89 – $0.96	Over 1 year for directors; Over 3 years for management and employees	Volatility: 44.27% – 44.90% Risk free interest rate: 1.95% – 2.16% Expected term, in years: 5.29 – 5.79 Dividend yield: 0.00%

The following table illustrates the RSUs granted during the six-month period June 30, 2017.

Title	Grant date	No. of RSUs	Fair value at grant date	Vesting term
Management and employees	January 2017	400,942	$2.12	Over 1 year period, vesting on 1 year anniversary of grant date

The activity related to stock options and RSUs during the six-month period ended June 30, 2017 consisted of the following:

	RSUs		Options
	No. of RSUs	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding as of January 1, 2017	—	—	3,679,101	$7.60	$1.55 – 55.00	$5.41
Granted	400,942	$2.12	1,545,000	$2.12	$2.12 – 2.15	$0.93
Vested/Exercised	—	—	—	—	—	—
Forfeited	—	—	(72,334)	$24.80	$1.55 – 37.20	$16.81
Expired	—	—	(16,368)	$43.66	$9.94 – 55.00	$22.02
Outstanding as of June 30, 2017	400,942	$2.12	5,135,399	$5.60	$1.55 – 41.00	$3.85
Exercisable as of June 30, 2017	—		2,459,982	$9.72	$1.55 – 41.00

On January 20, 2017, the Company entered into amended employment agreements with its named executive officers. Under the terms of certain of these agreements, certain of these officers are entitled to a percentage of the amount equal to the total amount of cash and the fair market value of all noncash consideration paid or payable to the Company or its stockholders in connection with an initial public offering or a change of control of certain subsidiaries of the Company. The amended employment agreements also allow for the granting of equity awards to certain officers in connection with an initial public offering of certain subsidiaries of the Company.

The Company did not recognize tax benefits related to its stock-based compensation as there is a full valuation allowance recorded.

Note 8. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provisions for the six months ended June 30, 2017 reflect an estimated global annual effective tax rate of approximately -3.96% from continuing operations. Discontinued operations for the six months ended June 30, 2017 reflect an annual effective tax rate of 0.58%.

As of June 30, 2017, deferred tax assets generated from the Company’s U.S. activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit.

Income tax expense for the six months ended June 30, 2017 of approximately $227 was attributable primarily to tax deductions related to goodwill, for which there is no corresponding financial statement amortization expense, partially offset by the reduction in the valuation allowance needed following the acquisition of Excalibur's deferred tax liability. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates. Although the Company has an immaterial amount of uncertain tax positions, the Company does not expect to record any additional material provisions for unrecognized tax benefits with the next year.

Note 9. Related Parties Transactions

On April 22, 2015, XpresSpa entered into a credit agreement and secured promissory note (the “Debt”) with Rockmore Investment Master Fund Ltd. (“Rockmore”) that was amended on August 8, 2016. Rockmore is an investment entity controlled by the Company’s board member, Bruce T. Bernstein. The Debt had an outstanding balance of $6,500 as of both June 30, 2017 and December 31, 2016, which is included in long-term liabilities in the condensed consolidated balance sheets. During the six-month period ended June 30, 2017, XpresSpa paid $430 of interest and recorded $365 of interest expense. During May 2017, per the original agreement and with Rockmore’s consent, the Company elected to extend the maturity date of the Debt from May 1, 2018 to May 1, 2019. No other material terms of the Debt were modified.

In addition, the Company paid $212 to Mr. Bernstein in March 2017 for the legal costs incurred in conjunction with the acquisition of XpresSpa and certain legal proceedings related to litigation with Amiral Holdings SAS (“Amiral”) prior to the completion of such acquisition, as Mr. Bernstein was indemnified by XpresSpa and was a defendant in the Amiral legal proceedings. These costs are included in accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheet as of December 31, 2016.

Note 10. Discontinued Operations and Assets and Liabilities Held For Disposal

During June 2017, the Company concluded that the requirement to report the results of FLI Charge, a wholly-owned subsidiary included in its technology operating segment, as discontinued operations was triggered. The Company is currently negotiating the terms of an agreement to sell FLI Charge to a third-party investor in exchange for a minority investment in the form of shares of preferred stock in the newly created entity, which will own and operate FLI Charge. The Company will not be providing any continued management or financing support to FLI Charge. The transaction is expected to close in the third quarter of 2017. In connection with this agreement, a non-cash impairment loss of $1,092 relating to FLI Charge’s technology assets and goodwill was recorded as of June 30, 2017. The following table represents the components of operating results from discontinued operations, as presented in the condensed consolidated statements of operations and comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$19	13	53	$29
Cost of sales	(36)	—	(68)	(2)
Depreciation, amortization and impairment	(1,130)	(21)	(1,168)	(42)
General and administrative	(405)	(990)	(930)	(1,763)
Loss from discontinued operations before income taxes	(1,552)	(998)	(2,113)	(1,778)
Income tax expense	—	—	—	—
Net loss from discontinued operations	$(1,552)	$(998)	$(2,113)	$(1,778)

In addition, the following table presents the carrying amounts of the major classes of assets and liabilities held for sale as of June 30, 2017 and December 31, 2016, as presented in the condensed consolidated balance sheets.

	June 30, 2017	December 31, 2016
Accounts receivable, net	$39	$45
Inventory	208	53
Other current assets	24	92
Property and equipment, net	196	183
Intangible assets, net	—	377
Goodwill	—	757
Assets held for disposal	$467	$1,507

Accounts payable, accrued expenses and other current liabilities	$88	$196
Deferred revenue	9	10
Liabilities held for disposal	$97	$206

Note 11. Commitments and Contingencies

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the matters described below, and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company recorded $650, which is included in accounts payable, accrued expenses, and other current liabilities in the condensed consolidated balance sheet as of June 30, 2017.

The Company expenses legal fees in the period in which they are incurred.

Cordial

Effective October 2014, XpresSpa terminated its former Airport Concession Disadvantaged Business Enterprise (“ACDBE”) partner, Cordial Endeavor Concessions of Atlanta, LLC (“Cordial”), in several store locations at Hartsfield-Jackson Atlanta International Airport.

On January 3, 2017, XpresSpa filed a lawsuit in the Supreme Court of the State of New York, County of New York against Cordial and several related parties. The lawsuit alleges breach of contract, unjust enrichment, breach of fiduciary duty, fraudulent inducement, fraudulent concealment, tortious interference, and breach of good faith and fair dealing related to XpresSpa’s former partnership with Cordial as XpresSpa’s ACDBE partner in several store locations at Hartsfield-Jackson Atlanta International Airport (the “Cordial Litigation”). On March 3, 2017, XpresSpa filed a first amended complaint against Cordial. On April 5, 2017, Cordial filed a motion to dismiss the Cordial Litigation.

On January 4, 2017, XpresSpa filed a lawsuit in the United States District Court for the Southern District of New York against its former attorney, Kevin Ross, and his law firm, alleging malpractice, unjust enrichment, breach of fiduciary duty, fraudulent inducement, fraudulent concealment, tortious interference, and promissory estoppel related to XpresSpa’s former partnership with Cordial, as well as XpresSpa’s engagement of Kevin Ross as its attorney (the “Ross Litigation”). On March 17, 2017, XpresSpa filed a First Amended Complaint against the defendants. On June 2, 2017, the Ross Defendants filed their answer.

Both the Cordial Litigation and Ross Litigation are pending before the respective courts.

In re Chen et al.

On March 16, 2015, four former employees of XpresSpa who worked at locations in John F. Kennedy International Airport and LaGuardia Airport filed a putative class and collective action wage-hour litigation in the United States District Court for the Eastern District of New York, claiming that they and other spa technicians were misclassified, and that overtime was unpaid. On September 23, 2016, the Court conditionally certified the class. The parties held a mediation on February 28, 2017 and reached an agreement on a settlement in principle. The parties are in the process of finalizing a formal settlement agreement, and preparing a motion to the Court for preliminary approval of a classwide settlement.

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

Note 12. Subsequent Events

On July 26, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, acting as the representative of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale (the “Offering”) of 6,900,000 shares of the Company’s common stock, par value $0.01 per share (“FORM Common Stock”) including 900,000 shares subject to the Underwriters’ over-allotment option, which was exercised on August 2, 2017 and closed on August 4, 2017. The price to the public in the Offering was $1.10 per share and the Underwriters agreed to purchase the shares of FORM Common Stock from the Company pursuant to the Underwriting Agreement at a purchase price of $1.023 per share. The net proceeds to the Company from the Offering were approximately $6,700 after deducting underwriting discounts and commissions and other estimated offering expenses.

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

Overview

FORM Holdings Corp. (“FORM” or the “Company”) has three operating segments: wellness, technology and intellectual property.

Our wellness operating segment consists of XpresSpa, which is a leading airport retailer of spa services. XpresSpa is a well-recognized airport spa brand with 52 locations, including 48 domestic and 4 international, as of June 30, 2017. XpresSpa offers travelers premium spa services, including massage, nail and hair as well as spa and travel products. We acquired XpresSpa in the fourth quarter of 2016.

Our technology operating segment consists of Group Mobile as well as an 11% equity interest in InfoMedia Services Limited (“InfoMedia”). Group Mobile offers rugged hardware and software solutions, including laptops, tablets, and mobile printers, as well as installation and deployment services. In the first quarter 2017, we completed the acquisition of Excalibur Integrated Systems, Inc. (“Excalibur”) which is an end-to-end solutions provider of mobile hardware devices, wireless network security, data networking, telephony and mobile application development and software solutions. Following the acquisition, Excalibur was merged with Group Mobile within our technology operating segment. Our equity interest in InfoMedia, which is accounted for under the cost method of investment, increased from 8.25% to 11% in the first quarter of 2017 due to a realignment of ownership interests.

As of June 30, 2017, our FLI Charge business is reflected as discontinued operations in our condensed consolidated statements of operations and comprehensive loss and assets held for disposal and liabilities held for disposal in our condensed consolidated balance sheets as a result of an offer from a third party to finance its ongoing operations.

We are currently evaluating strategic alternatives with respect to Group Mobile in an attempt to enhance stockholder value. These strategic alternatives may include a possible sale, merger, spin-off or other separation of Group Mobile or other forms of business combinations or strategic transactions. We are seeking to enter into one or more strategic transactions involving Group Mobile in the first quarter of 2018.

Our intellectual property operating segment is engaged in the monetization of patents related to content and ad delivery, remote monitoring and mobile technologies.

Subsequent to June 30, 2017, we completed a public offering of 6,900,000 shares of our common stock, at $1.10 per share, for net proceeds of approximately $6.7 million.

Second Quarter 2017 Highlights

	Three Months Ended June 30, 2017
	Wellness	Technology	Intellectual Property	Corporate	Total
Total revenue	$12,927,000	$3,450,000	$—	$—	$16,377,000

Cost of sales
Products	1,124,000	2,690,000	—	—	3,814,000
Labor	5,783,000	—	—	—	5,783,000
Occupancy	1,983,000	—	—	—	1,983,000
Other operating costs	1,511,000	—	118,000	—	1,629,000
Total cost of sales	10,401,000	2,690,000	118,000	—	13,209,000

Gross profit	2,526,000	760,000	(118,000)	—	3,168,000
Gross profit as a % of total revenue	19.6%	22.0%	—	—	19.3%

Depreciation and amortization
Depreciation	2,327,000	14,000	—	7,000	2,348,000
Amortization	592,000	148,000	6,000	—	746,000
Total depreciation and amortization	2,919,000	162,000	6,000	7,000	3,094,000

General and administrative
Stock-based compensation	—	—	—	732,000	732,000
Other general and administrative	1,599,000	1,340,000	2,000	1,531,000	4,472,000
Total general and administrative	1,599,000	1,340,000	2,000	2,263,000	5,204,000

Operating loss from continuing operations	$(1,992,000)	$(742,000)	$(126,000)	$(2,270,000)	$(5,130,000)

We use GAAP and non-GAAP measurements to assess the trends in our business. With respect to XpresSpa, we review XpresSpa’s Adjusted EBITDA, a non-GAAP measure, which we define as earnings before interest, tax, depreciation and amortization expense, excluding one-time costs (e.g., merger and acquisition and integration related costs) and stock-based compensation.

Adjusted EBITDA has been presented in this Quarterly Report on Form 10-Q and is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We consider Adjusted EBITDA to be an important indicator for the performance of our business, but not a measure of performance or liquidity calculated in accordance with U.S. GAAP. We have included this non-GAAP financial measure because management utilizes this information for assessing our performance and liquidity, and as an indicator of our ability to make capital expenditures and finance working capital requirements. We believe that Adjusted EBITDA is a measurement that is commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful for analysts and investors to understand this relationship because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully analyze the performance of our core cash operations. Adjusted EBITDA should not be considered in isolation or as an alternative to cash flow from operating activities or as an alternative to operating income or as an indicator of operating performance or any other measure of performance derived in accordance with GAAP. In evaluating our performance as measured by Adjusted EBITDA, we recognize and consider the limitations of this measurement. Adjusted EBITDA does not reflect our obligations for the payment of income taxes, interest expense, or other obligations such as capital expenditures. Accordingly, Adjusted EBITDA is only one of the measurements that management utilizes.

The following table provides a reconciliation of operating loss from continuing operations for our three operating segments and corporate to Adjusted EBITDA income (loss) for the three months ended June 30, 2017:

	Three Months Ended June 30, 2017
	Wellness	Technology	Intellectual Property	Corporate	Total
Operating loss from continuing operations	$(1,992,000)	$(742,000)	$(126,000)	$(2,270,000)	$(5,130,000)
Plus:
Depreciation and amortization	2,919,000	162,000	6,000	7,000	3,094,000
Stock-based compensation	—	—	—	732,000	732,000
Merger and acquisition, integration and one-time costs	200,000	—	—	110,000	310,000
Adjusted EBITDA income (loss)	$1,127,000	$(580,000)	$(120,000)	$(1,421,000)	$(994,000)

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

Wellness

Our wellness operating segment recognized revenue of $12,927,000 during the second quarter of 2017, which was generated by XpresSpa for services provided and health and beauty products sold. We acquired XpresSpa on December 23, 2016 and are actively integrating its corporate functions and optimizing the operating segment’s performance. During the six-month period ended June 30, 2017, we opened three new flagship locations, consisting of one location at John F. Kennedy International Airport’s Terminal 4 and two locations at Phoenix Sky Harbor International Airport. We also closed two small temporary kiosks to better align our resources. During the second quarter of 2017, we also started a major renovation to another location in John F. Kennedy International Airport’s Terminal 4; this renovation is expected to be completed in the third quarter of 2017. A number of our stores will be undergoing maintenance or renovations during the third quarter of 2017. Wherever possible, we seek to receive lease extensions or other concessions when we undergo these processes. As of June 30, 2017, we operated a total of 52 XpresSpa locations.

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

General and administrative costs include insurance, infrastructure, payroll and benefits, inventory planning, marketing and other costs. Also included in general and administrative costs are expenses related to the integration of XpresSpa as well as office consolidation and moving costs, which amounted to $310,000 during the second quarter of 2017.

Depreciation and amortization costs include the depreciation of leasehold improvements and equipment and the amortization of the brand and customer relationship intangible assets, which were recorded at fair value as of the acquisition date.

Technology

Our technology operating segment predominantly includes revenues and cost of sales generated by Group Mobile and Excalibur. During the second quarter of 2017, Group Mobile’s revenue increased 40.8% from $2,450,000 for the three-month period ended June 30, 2016 to $3,450,000 for the three-month period ended June 30, 2017, respectively. This was mainly due to the increased sales pipeline throughout 2016 and early 2017.

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

Discontinued Operations

During June 2017, we concluded that the requirement to report the results of FLI Charge, a wholly-owned subsidiary included in our technology operating segment, as discontinued operations was triggered. We are currently negotiating the terms of an agreement to sell FLI Charge to a third-party investor in exchange for a minority investment in the form of shares of preferred stock in the newly created entity which will own and operate FLI Charge. We will not be providing any continued management or financing support to FLI Charge. The transaction is expected to close in the third quarter of 2017. In connection with this agreement, a non-cash impairment loss of $1,092,000 relating to FLI Charge’s technology assets and goodwill was recorded as of June 30, 2017. The results of operations for FLI Charge are presented on the condensed consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations, which totaled $1,552,000 and $2,113,000 for the three- and six-month periods ended June 30, 2017, respectively. In addition, the carrying amounts of assets and liabilities belonging to FLI Charge are presented on the condensed consolidated balance sheets as assets held for disposal and liabilities held for disposal, respectively.

Results of Operations

Three-month period ended June 30, 2017 compared to the three-month period ended June 30, 2016

Revenue

	Three months ended June 30,
	2017	2016	Change
Revenue	$16,377,000	$11,350,000	$5,027,000

During the three-month period ended June 30, 2017, we recorded total revenue of $16,377,000, which represents an increase of $5,027,000 (or 44.3%) compared to the three-month period ended June 30, 2016. XpresSpa generated $12,927,000 of revenue in the second quarter of 2017. Our technology operating segment demonstrated 40.8% growth in quarterly revenues from $2,450,000 for the three-month period ended June 30, 2016 to $3,450,000 for the three-month period ended June 30, 2017.

During the three-month period ended June 30, 2016, our intellectual property operating segment recognized a one-time lump sum payment of $8,900,000 in connection with an executed confidential license agreement.

Cost of sales

	Three months ended June 30,
	2017	2016	Change
Cost of sales	$13,209,000	$6,423,000	$6,786,000

During the three-month period ended June 30, 2017, we recorded total cost of sales of $13,209,000, which represents an increase of $6,786,000 (or 105.7%) compared to the three-month period ended June 30, 2016. XpresSpa recorded total cost of sales of $10,401,000, which represent direct costs incurred for store operations. As result, our wellness operating segment’s gross profit for the quarter was 19.6%. Our technology operating segment recorded $2,690,000 of cost of sales, which is driven by the increase in sales during the quarter. As a result, our technology operating segment generated 22.0% gross margin during the quarter.

During the three-month period ended June 30, 2016, our intellectual property costs were $4,243,000, which include legal and consulting costs related to the confidential license agreement reached during the quarter and royalty expenses to a previous owner of some of our patents. These costs decreased to $118,000 for the three-month period ended June 30, 2017.

As a percentage of total revenue, cost of sales were 80.7% in the second quarter of 2017 compared to 56.6% in the second quarter of 2016, which is driven by the direct cost of sales generated by XpresSpa.

We expect our cost of sales will grow over time as our revenues increase. We expect that total cost of sales as a percentage of sales will decline gradually over time as a result of the improvement of store-level performance by our wellness operating segment and as our technology operating segment implements new offerings.

Depreciation, amortization and impairment

	Three months ended June 30,
	2017	2016	Change
Depreciation, amortization and impairment	$3,094,000	$12,329,000	$(9,235,000)

During the three-month period ended June 30, 2017, depreciation and amortization expense totaled $3,094,000, which represents a decrease of $9,235,000 (or 74.9%), compared to the amortization and impairment expense recorded during the three-month period ended June 30, 2016. There was no impairment expense for the three-month period ended June 30, 2017 and no depreciation expense recorded for the three-month period ended June 30, 2016. Amortization and impairment expense for the three months ended June 30, 2016 was significantly higher and was primarily attributed to an $11,937,000 impairment charge to our patents asset group.

The overall decrease in depreciation, amortization and impairment expense was partially offset by an increase in depreciation expense resulting from leasehold improvements and equipment of $2,327,000 and the amortization of the brand and customer relationship intangible assets of $592,000, which were acquired as part of our acquisition of XpresSpa within our wellness operating segment in December 2016. The depreciation expense of $2,327,000 is higher than the typical depreciation expense for the quarter due to a formal decision made in April 2017 to perform a complete renovation of our flagship JFK location, at which point useful lives were revised to fully depreciate all remaining assets by the store close date.

We expect depreciation and amortization expense will increase gradually over time as we open more stores in our wellness operating segment and will remain somewhat constant in our technology operating segment.

General and administrative

	Three months ended June 30,
	2017	2016	Change
General and administrative	$5,204,000	$2,316,000	$2,888,000

During the three-month period ended June 30, 2017, general and administrative expenses increased by $2,888,000 (or 124.7%) compared to the three-month period ended June 30, 2016. As a percentage of revenue, total general and administrative expenses were 31.8% and 20.4% during the second quarter of 2017 and 2016, respectively.

The results of the three-month period ended June 30, 2017 include incremental general and administrative expenses associated with our recent acquisitions of XpresSpa and Excalibur. The increase for the three-month period ended June 30, 2017 compared to the same period ended June 30, 2016 is primarily attributed to $1,599,000 of general and administrative expenses associated with XpresSpa. We did not recognize any general and administrative expenses generated by Excalibur prior to its acquisition on February 2, 2017 or XpresSpa prior to its acquisition on December 23, 2016. Additionally, there was an increase in stock-based compensation expense of $297,000, which was a result of equity awards granted to our directors, management and employees in January 2017.

Non-operating expense, net

	Three months ended June 30,
	2017	2016	Change
Non-operating expense, net	$(228,000)	$(91,000)	$(137,000)

During the three-month period ended June 30, 2017, we recorded total net non-operating expense in the amount of $228,000 compared to total net non-operating expense in the amount of $91,000 recorded during the three-month period ended June 30, 2016.

For the three-month period ended June 30, 2017, we recorded interest expense of $178,000 mainly related to XpresSpa’s Debt. This was reduced by a gain of $133,000 on the revaluation of the derivative warrant liabilities and additional non-operating expense of $183,000.

For the three-month period ended June 30, 2016, we recorded interest expense of $272,000 for the amortization of the debt discount and debt issuance costs associated with debt that was repaid during July 2016. The non-operating expenses reported during the three-month period ended June 30, 2016 were reduced by a gain of $99,000 on the revaluation of the derivative warrant liabilities.

Six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016

Revenue

	Six months ended June 30,
	2017	2016	Change
Revenue	$30,952,000	$13,377,000	$17,575,000

During the six-month period ended June 30, 2017, we recorded total revenue of $30,952,000, which represents an increase of $17,575,000 (or 131.4%) as compared to $13,377,000 recorded in the six-month period ended June 30, 2016. The results of the six-month period ended June 30, 2017 include incremental revenues associated with our recent acquisitions of XpresSpa and Excalibur. We did not recognize any revenue generated by Excalibur prior to its acquisition on February 2, 2017 or XpresSpa prior to its acquisition on December 23, 2016. Our technology operating segment demonstrated 86.2% growth in revenue from $3,727,000 for the six-month period ended June 30, 2016 to $6,941,000 for the three-month period ended June 30, 2017.

Cost of sales

	Six months ended June 30,
	2017	2016	Change
Cost of sales	$25,071,000	$8,267,000	$16,804,000

During the six-month period ended June 30, 2017, we recorded total cost of sales of $25,071,000, which represents an increase of $16,804,000 (or 203.3%) compared to the six-month period ended June 30, 2016. The results of the six-month period ended June 30, 2017 include incremental cost of sales associated with our recent acquisitions of XpresSpa and Excalibur. We did not recognize any cost of sales generated by Excalibur prior to its acquisition on February 2, 2017 or XpresSpa prior to its acquisition on December 23, 2016. We expect the cost of sales to increase over time as we incur the full results of operations of XpresSpa and Excalibur.

Depreciation, amortization and impairment

	Six months ended June 30,
	2017	2016	Change
Depreciation, amortization and impairment	$4,955,000	$13,159,000	$(8,204,000)

During the six-month period ended June 30, 2017, depreciation and amortization expense totaled $4,955,000, which represents a decrease of $8,204,000 (or 62.3%), compared to the amortization and impairment expense recorded during the six-month period ended June 30, 2016. There was no impairment expense for the six-month period ended June 30, 2017 and no depreciation expense recorded for the six-month period ended June 30, 2016.

Amortization and impairment expense for the six months ended June 30, 2016 was significantly higher and was primarily attributed to an $11,937,000 impairment charge to our patents asset group. During the six-month period ended June 30, 2016, we determined that there were impairment indicators related to certain of our patents. A significant factor considered when making this determination occurred on May 6, 2016, when we changed the name of our company from “Vringo, Inc.” to “FORM Holdings Corp.” and concurrently announced our repositioning as a holding company of small- and middle-market growth companies. We concluded that this factor was deemed a “triggering” event, which required the related patent assets to be tested for impairment. In performing this impairment test, we determined that the patent portfolios, which together represent an asset group, were subject to impairment testing. In the first step of the impairment test, we utilized our projections of future undiscounted cash flows based on our existing plans for the patents. As a result, it was determined that our projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, we performed the second step of the impairment test to measure the potential impairment by calculating the asset group’s fair value as of May 6, 2016. As a result, following amortization for the month of April, we recorded an impairment charge of $11,937,000, or 88.7% of the carrying value of the patents prior to impairment, which resulted in a new carrying value of $1,526,000 on May 6, 2016. Following the impairment, we reevaluated the remaining useful life and concluded that there were no changes in the estimated useful life. There were no impairment indicators related to any of our other amortizable intangible assets during the six-month period ended June 30, 2017.

The overall decrease in depreciation, amortization and impairment expense, when comparing the six-month period ended June 30, 2017 to the six-month period ended June 30, 2016, was partially offset by an increase in depreciation expense resulting from leasehold improvements and equipment of $3,456,000 and the amortization of the brand and customer relationship intangible assets of $1,177,000, which were acquired as part of our acquisition of XpresSpa within our wellness operating segment in December 2016. The depreciation expense of $3,456,000 is higher than the typical depreciation expense for the six-month period due to a formal decision made in April 2017 to perform a complete renovation of our flagship JFK location which resulted in a revision to the useful lives. This resulted in an additional $1,100,000 of depreciation expense related to the JFK location.

We expect depreciation and amortization expense will increase gradually over time as we open more stores in our wellness operating segment and new locations and will remain somewhat constant in our technology operating segment.

General and administrative

	Six months ended June 30,
	2017	2016	Change
General and administrative	$11,539,000	$4,495,000	$7,044,000

During the six-month period ended June 30, 2017, general and administrative expenses increased by $7,044,000 (or 156.7%) compared to the six-month period ended June 30, 2016. As a percentage of revenue, total general and administrative expenses were 37.3% and 33.6% during the six-month periods ended June 30, 2017 and 2016, respectively.

The results of the six-month period ended June 30, 2017 include incremental general and administrative expenses associated with our recent acquisitions of XpresSpa and Excalibur. The increase for the six-month period ended June 30, 2017 compared to the same period ended June 30, 2016 is primarily attributed to $4,404,000 of general and administrative expenses associated with XpresSpa, of which $484,000 related to merger and acquisition and integration costs. We did not recognize any general and administrative expenses generated by Excalibur prior to its acquisition on February 2, 2017 or XpresSpa prior to its acquisition on December 23, 2016. Additionally, there was an increase in stock-based compensation expense of $643,000, which was a result of equity awards granted to our directors, management and employees in January 2017.

Non-operating expense, net

	Six months ended June 30,
	2017	2016	Change
Non-operating expense, net	$(306,000)	$(440,000)	$134,000

During the six-month period ended June 30, 2017, we recorded total net non-operating expense in the amount of $306,000 compared to total net non-operating expense in the amount of $440,000 recorded during the six-month period ended June 30, 2016.

For the six-month period ended June 30, 2017, we recorded interest expense of $367,000 mainly related to XpresSpa’s Debt. This was reduced by a gain of $159,000 on the revaluation of the derivative warrant liabilities and additional non-operating expense of $98,000.

For the six-month period ended June 30, 2016, we recorded interest expense of $748,000 for the interest recorded related to the monthly interest payments and the amortization of the debt discount and debt issuance costs as well as accrued interest calculated using the effective interest method associated with debt that was repaid during July 2016. In addition, we elected to repay principal installments for this debt for January and February 2016 in shares of our common stock, which were issued at a discount of 15% to market prices, which resulted in a $210,000 loss on the extinguishment of debt.

The net non-operating expenses reported during the six-month period ended June 30, 2016 were reduced by a gain of $369,000 on the revaluation of the derivative warrant liabilities.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new XpresSpa locations for our wellness operating segment, as well as working capital for our technology operating segment. As of June 30, 2017, we had cash and cash equivalents of $7,958,000 that we expect to utilize, along with cash flows from operations, to provide capital to support the growth of our business, primarily through opening new XpresSpa locations, maintaining our existing XpresSpa locations, purchasing inventory for Group Mobile to support the growth in sales and maintaining corporate functions. In addition, we have approximately $7,478,000 of trade receivables, inventory and other current assets to support our working capital needs.

On July 26, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, acting as the representative of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale (the “Offering”) of 6,900,000 shares of our common stock, par value $0.01 per share (“FORM Common Stock”) including 900,000 shares subject to the Underwriters’ over-allotment option, which was exercised on August 2, 2017 and closed on August 4, 2017. The price to the public in the Offering was $1.10 per share and the Underwriters agreed to purchase the shares of FORM Common Stock from us pursuant to the Underwriting Agreement at a purchase price of $1.023 per share. Our net proceeds from the Offering were approximately $6,700,000 after deducting underwriting discounts and commissions and other estimated offering expenses.

Our total cash decreased from $17,910,000 as of December 31, 2016 to $7,958,000 as of June 30, 2017. Of the $9,952,000 decrease, approximately $6,697,000 was related either to non-recurring payments, capital expenditures or payments for inventory, the latter of which is reflected as a current asset in the condensed consolidated balance sheets.

Key payments and items from December 31, 2016 to June 30, 2017:

Group Mobile and XpresSpa inventory	$1,644,000
Overdue payables acquired as part of XpresSpa	1,500,000
Capital expenditures	1,263,000
Merger and acquisition and integration-related professional fees	776,000
Leases and tax-related matters	453,000
Interest paid on Debt	430,000
Repayment of line of credit upon Excalibur acquisition	361,000
Severance	250,000
$6,677,000

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our subsidiaries except XpresSpa and Excalibur, which were acquired on December 23, 2016 and February 2, 2017, respectively. Our consolidated revenue for the six-month period ended June 30, 2017 was $30,952,000, of which XpresSpa and Excalibur represented $23,911,000 and $2,086,000, respectively, and our total assets as of June 30, 2017 were $72,382,000, of which XpresSpa and Excalibur represented $53,137,000 and $4,178,000, respectively.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 11 “Commitments and Contingencies” in our notes to the condensed consolidated financial statements included in “Item 1. Financial Statements.”

Item 1A. Risk Factors.

Our business, financial condition, results of operations and the trading price of our common stock could be materially adversely affected by any of the following risks as well as the other risks highlighted in our Form 10-K for the year ended December 31, 2016 filed with the SEC on March 30, 2017. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may materially affect our business, financial condition and results of operations.

Risks Related to XpresSpa

Our growth strategy is highly dependent on our ability to successfully identify and open new XpresSpa locations.

Our growth strategy primarily contemplates expansion through procuring new XpresSpa locations and opening new XpresSpa stores and kiosks. Implementing this strategy depends on our ability to successfully identify new store locations. We will also need to assess and mitigate the risk of any new store locations, to open the stores on favorable terms and to successfully integrate their operations with ours. We may not be able to successfully identify opportunities that meet these criteria, or, if we do, we may not be able to successfully negotiate and open new stores on a timely basis. If we are unable to identify and open new XpresSpa locations in accordance with our operating plan, our revenue growth rate and financial performance may fall short of our expectations.

Risks Related to Our Common Stock

We may fail to meet publicly announced financial guidance or other expectations about our business, which would cause our stock to decline in value.

From time to time, we provide preliminary financial results or forward looking financial guidance, to our investors. Such statements are based on our current views, expectations and assumptions that may not prove to be accurate and may vary from actual results and involve known and unknown risks and uncertainties that may cause actual results, performance, achievements or share prices to be materially different from any future results, performance, achievements or share prices expressed or implied by such statements. Such risks and uncertainties include the risk factors contained herein and in our Form 10-K for the year ended December 31, 2016. If we fail to meet our projections and/or other financial guidance for any reason, our stock price could decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Amendment No. 4 to the Employment Agreement dated October 13, 2015, by and between the Company and Clifford Weinstein (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 5, 2015).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of August 2017.

FORM Holdings Corp.

By:	/s/ ANASTASIA NYRKOVSKAYA
Anastasia Nyrkovskaya
Chief Financial Officer
(Principal Financial and Accounting Officer)

