Form 10-Q
period 2017-09-30
FORM Holdings Corp.
filed 2017-11-09
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2017, 26,545,690 shares of the registrant’s common stock were outstanding.

FORM Holdings Corp.

Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FORM Holdings Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2017 (Unaudited)	December 31, 2016
Current assets
Cash and cash equivalents	$10,072	$17,910
Accounts receivable, net	2,668	404
Inventory	4,044	2,890
Other current assets	630	2,150
Assets held for disposal	451	1,507
Total current assets	17,865	24,861

Restricted cash	487	638
Property and equipment, net	14,411	16,284
Intangible assets, net	13,897	15,233
Goodwill	25,836	24,409
Other assets	1,343	1,382
Total assets	$73,839	$82,807

Current liabilities
Accounts payable, accrued expenses and other current liabilities	$10,401	$11,434
Deferred revenue	174	133
Liabilities held for disposal	80	206
Total current liabilities	10,655	11,773

Long-term liabilities
Debt	6,500	6,500
Derivative warrant liabilities	52	259
Other liabilities	796	106
Total liabilities	18,003	18,638
Commitments and contingencies (see Note 11)

Equity
Series A Convertible Preferred stock, $0.01 par value per share; 500,000 shares authorized; 6,968 issued and none outstanding	—	—
Series B Convertible Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; 1,666,667 issued and none outstanding	—	—
Series C Junior Preferred stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	—	—
Series D Convertible Preferred Stock, $0.01 par value per share; 500,000 shares authorized; 475,208 issued and 420,541 outstanding with a liquidation value of $20,186 as of September 30, 2017; 491,427 issued and outstanding with a liquidation value of $23,588 as of December 31, 2016	4	5
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 26,540,690 and 18,304,881 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	265	183
Additional paid-in capital	289,823	280,221
Accumulated deficit	(239,000)	(220,868)
Accumulated other comprehensive loss	(133)	(13)
Total equity attributable to the Company	50,959	59,528
Noncontrolling interests	4,877	4,641
Total equity	55,836	64,169
Total liabilities and equity	$73,839	$82,807

The accompanying notes form an integral part of these condensed consolidated financial statements.

FORM Holdings Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue
Wellness	$12,652	$—	$36,563	$—
Technology	4,879	1,751	11,820	5,478
Intellectual property	200	1,350	300	11,000
Total revenue	17,731	3,101	48,683	16,478

Cost of sales
Wellness	10,347	—	29,583	—
Technology	3,902	1,554	9,520	4,858
Intellectual property*	126	1,164	343	6,127
Total cost of sales	14,375	2,718	39,446	10,985
Depreciation, amortization and impairment	1,894	182	6,849	13,341
General and administrative*	5,473	3,564	17,012	8,059
Total operating expenses	21,742	6,464	63,307	32,385
Operating loss from continuing operations	(4,011)	(3,363)	(14,624)	(15,907)
Non-operating income (expense), net	(85)	(272)	(24)	246
Interest expense	(183)	(949)	(550)	(1,697)
Extinguishment of debt	—	(262)	—	(472)
Loss from continuing operations before income taxes	(4,279)	(4,846)	(15,198)	(17,830)
Income tax expense	(57)	—	(284)	—
Consolidated net loss from continuing operations	(4,336)	(4,846)	(15,482)	(17,830)
Loss from discontinued operations before income taxes	(208)	(415)	(2,321)	(2,193)
Income tax expense	—	—	—	—
Net loss from discontinued operations	(208)	(415)	(2,321)	(2,193)
Consolidated net loss	(4,544)	(5,261)	(17,803)	(20,023)
Net income attributable to noncontrolling interests	(153)	—	(329)	—
Net loss attributable to the Company	$(4,697)	$(5,261)	$(18,132)	$(20,023)

Consolidated net loss from continuing operations	$(4,336)	$(4,846)	$(15,482)	$(17,830)
Other comprehensive income (loss) from continuing operations: foreign currency translations	31	—	(120)	—
Comprehensive loss from continuing operations	(4,305)	(4,846)	(15,602)	(17,830)
Consolidated net loss from discontinued operations	(208)	(415)	(2,321)	(2,193)
Other comprehensive loss from discontinued operations: foreign currency translations	—	—	—	—
Comprehensive loss from discontinued operations	(208)	(415)	(2,321)	(2,193)
Comprehensive loss	$(4,513)	$(5,261)	$(17,923)	$(20,023)

Loss per share:
Basic and diluted net loss per share
Loss per share from continuing operations	$(0.19)	$(0.31)	$(0.76)	$(1.20)
Loss per share from discontinued operations	(0.01)	(0.03)	(0.11)	(0.15)
Total basic and diluted net loss per share	$(0.20)	$(0.34)	$(0.87)	$(1.35)
Weighted-average number of shares outstanding during the period:
Basic	24,144,002	15,473,895	20,852,034	14,880,925
Diluted	24,144,002	15,473,895	20,852,034	14,880,925

*Includes stock-based compensation expense, as follows:
Intellectual property	$—	$59	$—	$191
General and administrative	706	426	2,179	1,256
Total stock-based compensation expense	$706	$485	$2,179	$1,447

The accompanying notes form an integral part of these condensed consolidated financial statements.

FORM Holdings Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total FORM equity	Non controlling interests	Total equity
December 31, 2016	$5	$183	$280,221	$(220,868)	$(13)	$59,528	$4,641	$64,169
Issuance of common stock for services	—	—	20	—	—	20	—	20
Shares of common stock issued for the acquisition of Excalibur	—	9	1,800	—	—	1,809	—	1,809
Net proceeds from sale and issuance of shares of common stock in public offering	—	69	6,515	—	—	6,584	—	6,584
Decrease in shares of preferred stock issued to XpresSpa sellers	—	—	(908)	—	—	(908)	—	(908)
Conversion of preferred stock to common stock	(1)	4	(4)	—	—	(1)	—	(1)
Stock-based compensation	—	—	2,179	—	—	2,179	—	2,179
Net loss for the period	—	—	—	(18,132)	—	(18,132)	329	(17,803)
Foreign currency translation	—	—	—	—	(120)	(120)	—	(120)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(93)	(93)
September 30, 2017	$4	$265	$289,823	$(239,000)	$(133)	$50,959	$4,877	$55,836

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total FORM equity	Non controlling interests	Total equity
December 31, 2015	$—	$132	$237,246	$(196,862)	$—	$40,516	$—	$40,516
Vesting of restricted stock units (“RSUs”)	—	1	(1)	—	—	—	—	—
Issuance of common stock for repayment of convertible debt and related interest	—	18	3,031	—	—	3,049	—	3,049
Sale of shares of common stock from subscription agreement	—	7	1,727	—	—	1,734	—	1,734
Stock-based compensation	—	—	1,447	—	—	1,447	—	1,447
Net loss for the period	—	—	—	(20,023)	—	(20,023)	—	(20,023)
September 30, 2016	$—	$158	$243,450	$(216,885)	$—	$26,723	$—	$26,723

The accompanying notes form an integral part of these condensed consolidated financial statements.

FORM Holdings Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Consolidated net loss	$(17,803)	$(20,023)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Items not affecting cash flows
Depreciation and amortization	6,849	1,404
Impairment of intangible assets	—	11,937
Amortization of debt discount and debt issuance costs	—	1,798
Stock-based compensation	2,179	1,447
Amendment to warrants as part of debt modification	—	(281)
Extinguishment of debt	—	356
Issuance of shares of common stock for services	20	53
Gain on disposal of asset	(148)	—
Change in fair value of derivative warrant liabilities and conversion feature	(207)	185
Conversion of shares of preferred stock to shares of common stock	(1)	—
Exchange rate gain, net	—	(76)
Changes in current assets and liabilities net of effects of acquisition
Increase in accounts receivable, net	(1,729)	(1,581)
Increase in inventory	(1,103)	(89)
Decrease in other current assets and other assets	1,739	307
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	(1,593)	1,502
Increase (decrease) in deferred revenue	(79)	81
Decrease in other liabilities	(13)	(267)
Net cash used in operating activities – continuing operations	(11,889)	(3,247)
Net cash provided by operating activities – discontinued operations	930	278
Net cash used in operating activities	(10,959)	(2,969)
Cash flows from investing activities
Cash acquired as part of acquisition	26	—
Acquisition of property and equipment	(2,734)	(243)
Acquisition of software	(331)	—
Proceeds from sale of asset	150	—
Decrease in deposits	—	2,001
Increase in investments	—	(1,734)
Net cash provided by (used in) investing activities	(2,889)	24
Cash flows from financing activities
Proceeds from commitments to issue common stock under subscription agreement	—	1,734
Net proceeds from sale and issuance of shares of common stock in public offering	6,584	—
Repayment of debt and line of credit	(361)	(2,011)
Net distributions to noncontrolling interests	(93)	—
Debt issuance costs	—	(50)
Net cash provided by (used in) financing activities	6,130	(327)
Effect of exchange rate changes on cash and cash equivalents	(120)	—
Decrease in cash and cash equivalents	(7,838)	(3,272)
Cash and cash equivalents at beginning of period	17,910	24,951
Cash and cash equivalents at end of period	$10,072	$21,679
Cash paid during the period for
Interest	$580	$40

Noncash investing and financing transactions
Issuance of common stock to repay debt and interest	—	2,996

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

The Company’s wellness operating segment consists of XpresSpa, which is a leading airport retailer of spa services. XpresSpa is a well-recognized airport spa brand with 51 locations, consisting of 47 domestic and 4 international, as of September 30, 2017. XpresSpa offers travelers premium spa services, including massage, nail and hair as well as spa and travel products. The Company acquired XpresSpa in the fourth quarter of 2016.

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

As further detailed in Note 10 “Discontinued Operations and Assets and Liabilities Held for Disposal,” in June 2017, the Company concluded that the requirement to report the results of FLI Charge as discontinued operations was triggered. FLI Charge was subsequently sold in October 2017.

On July 26, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, acting as the representative of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale (the “Offering”) of 6,900,000 shares of the Company’s common stock, par value $0.01 per share (“FORM Common Stock”) including 900,000 shares subject to the Underwriters’ over-allotment option, which was exercised on August 2, 2017 and closed on August 4, 2017. The price to the public in the Offering was $1.10 per share and the Underwriters agreed to purchase the shares of FORM Common Stock from the Company pursuant to the Underwriting Agreement at a purchase price of $1.023 per share. The net proceeds to the Company from the Offering were $6,584 after deducting underwriting discounts and commissions and other estimated offering expenses.

Note 2. Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(f) Recently issued accounting pronouncements not yet adopted

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)

The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance was amended in July 2015 and is effective for annual reporting periods beginning after December 15, 2017. As such, the Company is currently assessing the impact of the adoption on its condensed consolidated financial statements. The Company will adopt the new standard and related updates effective January 1, 2018, and intends to use the modified retrospective method of adoption.

Based upon its preliminary assessment undertaken through September 30, 2017, the Company expects that the new standard will have an impact on revenue recognition for Group Mobile contracts in its technology operating segment, and expects to conclude on this assessment by December 31, 2017. The Company does not expect for there to be an impact on revenue recognition for its wellness operating segment, as the revenue is recognized when the service is performed and payment is collected from the customer.

The Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may, in conjunction with the completion of the Company’s overall assessment of the new guidance, impact the Company’s current conclusions.

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

Note 3. Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. However, as the Company generated a net loss in all periods presented, potentially dilutive securities, including certain warrants and stock options, were not reflected in diluted net loss per share because the impact of such instruments was anti-dilutive.

The table below presents the computation of basic and diluted net loss per share of common stock:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic numerator:
Net loss from continuing operations attributable to shares of common stock	$(4,489)	$(4,846)	$(15,811)	$(17,830)
Net loss from discontinued operations attributable to shares of common stock	(208)	(415)	(2,321)	(2,193)
Net loss attributable to shares of common stock	$(4,697)	$(5,261)	$(18,132)	$(20,023)
Basic denominator:
Basic shares of common stock outstanding	24,144,002	15,473,895	20,852,034	14,880,925
Basic loss per share of common stock from continuing operations	$(0.19)	$(0.31)	$(0.76)	$(1.20)
Basic loss per share of common stock from discontinued operations	(0.01)	(0.03)	(0.11)	(0.15)
Basic net loss per share of common stock	$(0.20)	$(0.34)	$(0.87)	$(1.35)

Diluted numerator:
Net loss from continuing operations attributable to shares of common stock	$(4,489)	$(4,846)	$(15,811)	$(17,830)
Net loss from discontinued operations attributable to shares of common stock	(208)	(415)	(2,321)	(2,193)
Net loss attributable to shares of common stock	$(4,697)	$(5,261)	$(18,132)	$(20,023)
Diluted denominator:
Diluted shares of common stock outstanding	24,144,002	15,473,895	20,852,034	14,880,925
Diluted loss per share of common stock from continuing operations	$(0.19)	$(0.31)	$(0.76)	$(1.20)
Diluted loss per share of common stock from discontinued operations	(0.01)	(0.03)	(0.11)	(0.15)
Diluted net loss per share of common stock	$(0.20)	$(0.34)	$(0.87)	$(1.35)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options to purchase an equal number of shares of common stock of the Company	4,876,899	1,492,434	4,876,899	1,492,434
Unvested RSUs to issue an equal number of shares of common stock of the Company	365,565	—	365,565	—
Warrants to purchase an equal number of shares of common stock of the Company	3,087,500	1,006,679	3,087,500	1,006,679
Preferred stock on an as converted basis	3,439,587	—	3,620,626	—
Conversion feature of senior secured notes	—	—	—	105,920
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share	11,769,551	2,499,113	11,950,590	2,605,033

Note 4. Business Combinations

XpresSpa

During the second quarter of 2017, the Company learned new information about legal and other professional costs which existed as of the acquisition date of XpresSpa. As a result, the Company and the sellers of XpresSpa (the “XpresSpa Sellers”) agreed to reduce the total amount of Series D Convertible Preferred Stock (“FORM Preferred Stock”), which was previously issued to the XpresSpa Sellers in conjunction with the acquisition of XpresSpa. The Company reduced the number of the FORM Preferred Stock by 16,219 shares and estimated that the fair value of the reduction of the consideration was $908, which was recorded as a reduction of preferred equity and goodwill.

Additionally, during the second and third quarters of 2017, certain XpresSpa Sellers converted an aggregate of 54,667 shares of their FORM Preferred Stock into 437,235 shares of the Company’s common stock, par value $0.01 per share.

As a result of these events, the total number of shares of FORM Preferred Stock was reduced from 491,427 as of December 31, 2016 to 420,541 shares as of September 30, 2017 and the face value (and liquidation preference) was reduced from $23,588 to $20,186.

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

Fair Value
Assets
Current assets (including cash of $26)	$613
Deferred tax assets	29
Property and equipment	21
Intangible assets	556
Goodwill	2,335
Total assets	3,554

Liabilities
Accounts payable and accrued expenses	1,214
Deferred tax liabilities	215
Total liabilities	1,429
Net assets, fair value	$2,125

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue
Wellness	$12,652	$—	$36,563	$—
Technology	4,879	1,751	11,820	5,478
Intellectual property	200	1,350	300	11,000
Total revenue	17,731	3,101	48,683	16,478

Cost of sales
Wellness	10,347	—	29,583	—
Technology	3,902	1,554	9,520	4,858
Intellectual property	126	1,164	343	6,127
Total cost of sales	14,375	2,718	39,446	10,985

Segment operating income (loss)
Wellness	(1,639)	—	(6,002)	—
Technology	(490)	(565)	(2,146)	(1,213)
Intellectual property	217	113	86	(8,167)
Corporate	(2,099)	(2,911)	(6,562)	(6,527)
Total segment operating loss	(4,011)	(3,363)	(14,624)	(15,907)
Corporate non-operating expense, net	(268)	(1,483)	(574)	(1,923)
Loss from continuing operations before income taxes	$(4,279)	$(4,846)	$(15,198)	$(17,830)

	September 30, 2017	December 31, 2016
Assets
Wellness	$51,151	$57,527
Technology	14,445	7,014
Intellectual property	603	940
Corporate	7,189	15,819
Assets held for disposal	451	1,507
Total assets	$73,839	$82,807

General and administrative costs are allocated among the operating segments and non-operating corporate segment. The non-operating corporate segment does not have any revenue, but does incur expenses such as compensation expenses, rent and infrastructure costs. The non-operating corporate segment’s assets are mainly comprised of cash.

The Company currently operates in two geographical regions: United States and all other countries. The following table represents the geographical revenue, regional operating loss, and total asset information as of and for the three and nine months ended September 30, 2017 and 2016. There were no concentrations of geographical revenue, regional operating loss or total assets related to any single foreign country that were material to the Company’s condensed consolidated financial statements.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue
United States	$16,228	$3,101	$44,802	$16,478
All other countries	1,503	—	3,881	—
Total revenue	17,731	3,101	48,683	16,478

Cost of sales
United States	13,539	2,718	37,108	10,985
All other countries	836	—	2,338	—
Total cost of sales	14,375	2,718	39,446	10,985

Segment operating loss
United States	(4,540)	(3,360)	(15,849)	(15,901)
All other countries	529	(3)	1,225	(6)
Total segment operating loss	(4,011)	(3,363)	(14,624)	(15,907)
Corporate non-operating expense, net	(268)	(1,483)	(574)	(1,923)
Loss from continuing operations before income taxes	$(4,279)	$(4,846)	$(15,198)	$(17,830)

			September 30, 2017	December 31, 2016
Assets
United States			$70,141	$78,546
All other countries			3,247	2,754
Assets held for disposal			451	1,507
Total assets			$73,839	$82,807

Note 6. Fair Value Measurements

Derivative Warrant Liabilities

The following table presents the placement in the fair value hierarchy of derivative warrant liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
September 30, 2017:
May 2015 Warrants	$52	$—	$—	$52

December 31, 2016:
May 2015 Warrants	$259	$—	$—	$259

The Company measures its derivative warrant liabilities at fair value. The May 2015 Warrants were classified within Level 3 because they were valued using the Black-Scholes-Merton model, which utilizes significant inputs that are unobservable. These derivative warrant liabilities were initially measured at fair value and are marked to market at each balance sheet date.

In addition to the above, the Company’s financial instruments as of September 30, 2017 and December 31, 2016 consisted of cash and cash equivalents, receivables, accounts payable and Debt. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

The following table summarizes the changes in the Company’s derivative warrant liabilities measured at fair value using significant unobservable inputs (Level 3) during the three- and nine-month periods ended September 30, 2017:

May 2015 Warrants
December 31, 2016	$259
Decrease in fair value of the derivative warrant liabilities	(159)
June 30, 2017	100
Decrease in fair value of the derivative warrant liabilities	(48)
September 30, 2017	$52

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities falls within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

September 30, 2017:

Description	Valuation technique	Unobservable inputs	Range
May 2015 Warrants	Black-Scholes-Merton	Volatility	42.49%
		Risk free interest rate	1.57%
		Expected term, in years	2.59
		Dividend yield	0.00%

December 31, 2016:

Description	Valuation technique	Unobservable inputs	Range
May 2015 Warrants	Black-Scholes-Merton	Volatility	45.15%
		Risk-free interest rate	1.57%
		Expected term, in years	3.34
		Dividend yield	0.00%

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

Other Fair Value Measurements

The following table presents the placement in the fair value hierarchy of the contingent consideration assumed by the Company following the acquisition of Excalibur, which is measured at fair value on a recurring basis:

Fair value measurement at reporting date using
Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
September 30, 2017:
Contingent consideration	$316	$—	$—	$316

The purchase value of the contingent consideration assumed by the Company following the acquisition of Excalibur was determined using the Monte-Carlo simulation and, as such, was classified as Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

Note 7. Stock-based Compensation

As of September 30, 2017, 1,552,480 shares of the Company’s common stock were available for future grants under the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan. Total stock-based compensation expense for the nine-month periods ended September 30, 2017 and 2016 was $2,179 and $1,447, respectively. Total stock-based compensation expense for the three-month periods ended September 30, 2017 and 2016 was $706 and $485, respectively.

The following table illustrates the options granted during the nine-month period ended September 30, 2017.

Title	Grant date	No. of options	Exercise price	Fair value at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Directors, management, and employees	January 2017	1,545,000	$2.12 – $2.15	$0.89 – $0.96	Over 1 year for directors; Over 3 years for management and employees	Volatility: 44.27% – 44.90% Risk free interest rate: 1.95% – 2.16% Expected term, in years: 5.29 – 5.79 Dividend yield: 0.00%

The following table illustrates the RSUs granted during the nine-month period September 30, 2017.

Title	Grant date	No. of RSUs	Fair value at grant date	Vesting term
Management and employees	January 2017	400,942	$2.12	Over 1 year period, vesting on 1 year anniversary of grant date

The activity related to stock options and RSUs during the nine-month period ended September 30, 2017 consisted of the following:

	RSUs		Options
	No. of RSUs	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding as of January 1, 2017	—	—	3,679,101	$7.60	$1.55 – 55.00	$5.41
Granted	400,942	$2.12	1,545,000	$2.12	$2.12 – 2.15	$0.93
Vested/Exercised	—	—	—	—	—	—
Forfeited	(35,377)	$2.12	(330,834)	$15.57	$1.55 – 41.00	$10.61
Expired	—	—	(16,368)	$43.66	$9.94 – 55.00	$22.02
Outstanding as of September 30, 2017	365,565	$2.12	4,876,899	$5.21	$1.55 – 41.00	$3.59
Exercisable as of September 30, 2017	—		2,780,024	$7.77	$1.55 – 41.00

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

Note 8. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provisions for the nine months ended September 30, 2017 reflect an estimated global annual effective tax rate of approximately -3.0% from continuing operations. Discontinued operations for the nine months ended September 30, 2017 reflect an annual effective tax rate of 0.0%.

As of September 30, 2017, deferred tax assets generated from the Company’s U.S. activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit.

Income tax expense for the nine months ended September 30, 2017 of approximately $284 was attributable primarily to tax deductions related to goodwill, for which there is no corresponding financial statement amortization expense, partially offset by the reduction in the valuation allowance needed following the acquisition of Excalibur's deferred tax liability. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates. Although the Company has an immaterial amount of uncertain tax positions, the Company does not expect to record any additional material provisions for unrecognized tax benefits with the next year.

Note 9. Related Parties Transactions

On April 22, 2015, XpresSpa entered into a credit agreement and secured promissory note (the “Debt”) with Rockmore Investment Master Fund Ltd. (“Rockmore”) that was amended on August 8, 2016. Rockmore is an investment entity controlled by the Company’s board member, Bruce T. Bernstein. The Debt had an outstanding balance of $6,500 as of both September 30, 2017 and December 31, 2016, which is included in long-term liabilities in the condensed consolidated balance sheets. During the three- and nine-month period ended September 30, 2017, XpresSpa paid $150 and $580 of interest and recorded $183 and $548 of interest expense, respectively. During May 2017, per the original agreement and with Rockmore’s consent, the Company elected to extend the maturity date of the Debt from May 1, 2018 to May 1, 2019. No other material terms of the Debt were modified.

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

Note 10. Discontinued Operations and Assets and Liabilities Held for Disposal

During June 2017, the Company concluded that the requirement to report the results of FLI Charge, a wholly-owned subsidiary included in its technology operating segment, as discontinued operations was triggered. As a result, a non-cash impairment loss of $1,092 relating to FLI Charge’s technology assets and goodwill was recorded as of June 30, 2017.

On October 20, 2017 (the “Closing Date”), the Company sold FLI Charge to a group of private investors and FLI Charge management, who will own and operate FLI Charge. The Company will not be providing any continued management or financing support to FLI Charge.

Total consideration for the sale of FLI Charge is $1,250, payable in installments. The consideration is secured by a note and security agreement. Additionally, the Company is entitled to a 5% royalty, in perpetuity, on the gross revenue of FLI Charge and of any affiliate of FLI Charge with regard to conductive wireless charging, power, or accessories. The Company also received a warrant exercisable in FLI Charge or an affiliate of FLI Charge upon an initial public offering or certain defined events in connection with a change of control. The warrant has a five-year life and is based on a valuation of the lesser of $30,000 or the financing valuation of FLI Charge preceding the initial public offering or certain defined events. The Company is currently evaluating the gain on the sale of FLI Charge.

The following table represents the components of operating results from discontinued operations, as presented in the condensed consolidated statements of operations and comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$10	4	63	$33
Cost of sales	(15)	(7)	(83)	(9)
Depreciation, amortization and impairment	(21)	(21)	(1,189)	(63)
General and administrative	(182)	(391)	(1,112)	(2,154)
Loss from discontinued operations before income taxes	(208)	(415)	(2,321)	(2,193)
Income tax expense	—	—	—	—
Net loss from discontinued operations	$(208)	$(415)	$(2,321)	$(2,193)

In addition, the following table presents the carrying amounts of the major classes of assets and liabilities held for sale as of September 30, 2017 and December 31, 2016, as presented in the condensed consolidated balance sheets.

	September 30, 2017	December 31, 2016
Accounts receivable, net	$39	$45
Inventory	212	53
Other current assets	9	92
Property and equipment, net	191	183
Intangible assets, net	—	377
Goodwill	—	757
Assets held for disposal	$451	$1,507

Accounts payable, accrued expenses and other current liabilities	$71	$196
Deferred revenue	9	10
Liabilities held for disposal	$80	$206

Note 11. Commitments and Contingencies

Litigation and legal proceedings

Significant judgment is required to determine both the likelihood of there being any potential liability and the estimated amount of a loss related to the Company’s legal matters. Based on the Company’s current knowledge, the Company’s management believes that the amount or range of a potential loss from its outstanding legal matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the matters described below, and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company recorded $745, which is included in accounts payable, accrued expenses, and other current liabilities in the condensed consolidated balance sheet as of September 30, 2017.

The Company expenses legal fees in the period in which they are incurred.

Cordial

Effective October 2014, XpresSpa terminated its former Airport Concession Disadvantaged Business Enterprise (“ACDBE”) partner, Cordial Endeavor Concessions of Atlanta, LLC (“Cordial”), in several store locations at Hartsfield-Jackson Atlanta International Airport.

On January 3, 2017, XpresSpa filed a lawsuit in the Supreme Court of the State of New York, County of New York against Cordial and several related parties. The lawsuit alleges breach of contract, unjust enrichment, breach of fiduciary duty, fraudulent inducement, fraudulent concealment, tortious interference, and breach of good faith and fair dealing related to XpresSpa’s former partnership with Cordial as XpresSpa’s ACDBE partner in several store locations at Hartsfield-Jackson Atlanta International Airport (the “Cordial Litigation”). On March 3, 2017, XpresSpa filed a first amended complaint against Cordial. On April 5, 2017, Cordial filed a motion to dismiss the Cordial Litigation. On September 12, 2017, the Court held a hearing on the motion to dismiss.

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

In re Chen et al.

On March 16, 2015, four former employees of XpresSpa who worked at locations in John F. Kennedy International Airport and LaGuardia Airport filed a putative class and collective action wage-hour litigation in the United States District Court for the Eastern District of New York, claiming that they and other spa technicians were misclassified, and that overtime was unpaid. On September 23, 2016, the Court conditionally certified the class. The parties held a mediation on February 28, 2017 and reached an agreement on a settlement in principle. On September 6, 2017, the parties entered into a settlement agreement. On September 15, 2017, the parties filed a motion for settlement approval with the Court; this motion is pending. In October 2017, XpresSpa paid the agreed-upon settlement amount to the settlement claims administrator, to be held in escrow pending a fairness hearing and final approval by the Court.

Other

XpresSpa is involved in various other claims and legal actions that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on XpresSpa’s financial position, results of operations, liquidity, or capital resources. However, a significant increase in the number of these claims, or one or more successful claims under which the Company incurs greater liabilities than the Company currently anticipates, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.

The Company’s intellectual property operating segment is engaged in litigation, for which no liability is recorded, as the Company does not expect a material negative outcome.

On November 6, 2017, Moreton Binn and Marisol F, LLC, former shareholders of XpresSpa, filed a lawsuit against the Company and its directors alleging that the defendants engaged in securities violations, misrepresentation, and various other allegations regarding the Company’s acquisition of XpresSpa. The Company is currently in the process of evaluating the claims.

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

Our wellness operating segment consists of XpresSpa, which is a leading airport retailer of spa services. XpresSpa is a well-recognized airport spa brand with 51 locations, consisting of 47 domestic and 4 international, as of September 30, 2017. XpresSpa offers travelers premium spa services, including massage, nail and hair as well as spa and travel products. We acquired XpresSpa in the fourth quarter of 2016.

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

As of September 30, 2017, our FLI Charge business is reflected as discontinued operations in our condensed consolidated statements of operations and comprehensive loss and assets held for disposal and liabilities held for disposal in our condensed consolidated balance sheets. FLI Charge was subsequently sold during October 2017.

Our intellectual property operating segment is engaged in the monetization of patents related to content and ad delivery, remote monitoring and mobile technologies.

On July 26, 2017, we entered into the Underwriting Agreement with Roth Capital Partners, LLC, acting as the representative of the Underwriters, relating to the Offering of 6,900,000 shares of FORM Common Stock including 900,000 shares subject to the Underwriters’ over-allotment option, which was exercised on August 2, 2017 and closed on August 4, 2017. The price to the public in the Offering was $1.10 per share and the Underwriters agreed to purchase the shares of FORM Common Stock from us pursuant to the Underwriting Agreement at a purchase price of $1.023 per share. The net proceeds to us from the Offering were $6,584,000 after deducting underwriting discounts and commissions and other estimated offering expenses.

Third Quarter 2017 Highlights

	Three Months Ended September 30, 2017
	Wellness	Technology	Intellectual Property	Corporate	Total
Total revenue	$12,652,000	$4,879,000	$200,000	$—	$17,731,000

Cost of sales
Products	1,005,000	3,902,000	—	—	4,907,000
Labor	6,458,000	—	—	—	6,458,000
Occupancy	1,950,000	—	—	—	1,950,000
Other operating costs	934,000	—	126,000	—	1,060,000
Total cost of sales	10,347,000	3,902,000	126,000	—	14,375,000

Gross profit	2,305,000	977,000	74,000	—	3,356,000
Gross profit as a % of total revenue	18.2%	20.0%	37.0%	—	18.9%

Depreciation and amortization
Depreciation	1,110,000	24,000	—	7,000	1,141,000
Amortization	597,000	150,000	6,000	—	753,000
Total depreciation and amortization	1,707,000	174,000	6,000	7,000	1,894,000

General and administrative
Stock-based compensation	—	—	—	706,000	706,000
Other general and administrative	2,237,000	1,293,000	(149,000)	1,386,000	4,767,000
Total general and administrative	2,237,000	1,293,000	(149,000)	2,092,000	5,473,000

Operating income (loss) from continuing operations	$(1,639,000)	$(490,000)	$217,000	$(2,099,000)	$(4,011,000)

We use GAAP and non-GAAP measurements to assess the trends in our business. With respect to XpresSpa, we review its Adjusted EBITDA, a non-GAAP measure, which we define as earnings before interest, tax, depreciation and amortization expense, excluding merger and acquisition, integration and one-time costs and stock-based compensation.

Adjusted EBITDA has been presented in this Quarterly Report on Form 10-Q and is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We consider Adjusted EBITDA to be an important indicator for the performance of our business, but not a measure of performance or liquidity calculated in accordance with U.S. GAAP. We have included this non-GAAP financial measure because management utilizes this information for assessing our performance and liquidity, and as an indicator of our ability to make capital expenditures and finance working capital requirements. We believe that Adjusted EBITDA is a measurement that is commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful for analysts and investors to understand this indicator because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully analyze the performance of our core cash operations. Adjusted EBITDA should not be considered in isolation or as an alternative to cash flow from operating activities or as an alternative to operating income or as an indicator of operating performance or any other measure of performance derived in accordance with GAAP. In evaluating our performance as measured by Adjusted EBITDA, we recognize and consider the limitations of this measurement. Adjusted EBITDA does not reflect our obligations for the payment of income taxes, interest expense, or other obligations such as capital expenditures. Accordingly, Adjusted EBITDA is only one of the measurements that management utilizes.

The following table provides a reconciliation of operating loss from continuing operations for our three operating segments and corporate to Adjusted EBITDA income (loss) for the three months ended September 30, 2017:

	Three Months Ended September 30, 2017
	Wellness	Technology	Intellectual Property	Corporate	Total
Operating income (loss) from continuing operations	$(1,639,000)	$(490,000)	$217,000	$(2,099,000)	$(4,011,000)
Plus:
Depreciation and amortization	1,707,000	174,000	6,000	7,000	1,894,000
Stock-based compensation	—	—	—	706,000	706,000
Merger and acquisition, integration and one-time costs	529,000	290,000	—	—	819,000
Adjusted EBITDA income (loss)	$597,000	$(26,000)	$223,000	$(1,386,000)	$(592,000)

Merger and acquisition, integration and one-time costs relate to the following:

•	For our wellness operating segment, one-time costs related to the interruption of business due to hurricanes that affected our locations in Houston, Texas, Miami and Orlando, Florida, and Atlanta, Georgia. These one-time costs of $200,000 directly impacted our cost of sales. Without these one-time costs, our wellness operating segment’s gross profit would have been $2,505,000, or 19.7% of the wellness operating segment’s total revenue.

•	For our wellness operating segment, integration costs related to the acquisition amounted to $329,000, which were recorded in general and administrative expense.

•	For our technology operating segment, $290,000 of one-time reorganization and personnel re-alignment related costs.

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

Segment operating results reflect income (loss) before corporate and unallocated shared expenses, interest expense, income taxes and noncontrolling interests.

Wellness

Our wellness operating segment recognized revenue of $12,652,000 during the third quarter of 2017, which was generated by XpresSpa for services provided and health and beauty products sold. We acquired XpresSpa on December 23, 2016 and are actively integrating its corporate functions and optimizing the operating segment’s performance. During the nine-month period ended September 30, 2017, we opened three new flagship locations, consisting of one location at John F. Kennedy International Airport’s Terminal 4 and two locations at Phoenix Sky Harbor International Airport. We also closed three small temporary kiosks to better align our resources. We also completed a major renovation to another location in John F. Kennedy International Airport’s Terminal 4, which opened in September 2017. A number of our stores will be undergoing maintenance or renovations during the fourth quarter of 2017. Wherever possible, we seek to receive lease extensions or other concessions when we undergo these processes. As of September 30, 2017, we operated a total of 51 XpresSpa locations.

Store-level costs include all costs that are directly attributable to the store operations and include:

•	payroll and related benefits for our store operations and store-level management;

•	rent, percentage rent and other occupancy costs;

•	the cost of merchandise as well as its freight, shipping and handling costs;

•	service supplies;

•	inventory shortage and valuation adjustments, including purchase price allocation increase in fair values which was recorded as part of the acquisition; and

•	costs associated with our sourcing operations.

General and administrative costs include insurance, infrastructure, payroll and benefits, inventory planning, marketing and other costs. Also included in general and administrative costs are expenses related to one-time costs related to the interruption of business due to hurricanes that affected our locations in Houston, Texas, Miami and Orlando, Florida, and Atlanta, Georgia and the integration costs related to the acquisition, which together amounted to $529,000 during the third quarter of 2017.

Depreciation and amortization costs include the depreciation of leasehold improvements and equipment and the amortization of the brand and customer relationship intangible assets, which were recorded at fair value as of the acquisition date.

Technology

Our technology operating segment predominantly includes revenues and cost of sales generated by Group Mobile and Excalibur. During the third quarter of 2017, Group Mobile’s revenue increased 178.6% from $1,751,000 for the three-month period ended September 30, 2016 to $4,879,000 for the three-month period ended September 30, 2017. This was mainly due to the increased sales pipeline throughout 2016 and 2017.

Intellectual Property

The intellectual property operating segment includes revenues from one-time patent licenses as well as expenses incurred in connection with our patent licensing and related internal payroll expenses. In July 2017, the intellectual property operating segment recognized a $148,000 gain on the sale of an asset.

Corporate

Corporate and unallocated shared expenses principally consist of costs for corporate functions, rent for office space, stock-based compensation, executive management and certain unallocated administrative support functions.

Discontinued Operations

During June 2017, we concluded that the requirement to report the results of FLI Charge, a wholly-owned subsidiary included in our technology operating segment, as discontinued operations was triggered. As a result, a non-cash impairment loss of $1,092,000 relating to FLI Charge’s technology assets and goodwill was recorded during the second quarter of 2017.

On October 20, 2017, we sold FLI Charge to a group of private investors and FLI Charge management, who will own and operate FLI Charge. We will not be providing any continued management or financing support to FLI Charge.

Total consideration for the sale of FLI Charge is $1,250,000, payable in installments. The consideration is secured by a note and security agreement. Additionally, we are entitled to a 5% royalty, in perpetuity, on the gross revenue of FLI Charge and of any affiliate of FLI Charge with regard to conductive wireless charging, power, or accessories. We also received a warrant exercisable in FLI Charge or an affiliate of FLI Charge upon an initial public offering or certain defined events in connection with a change of control. The warrant has a five-year life and is based on a valuation of the lesser of $30,000,000 or the financing valuation of FLI Charge preceding the initial public offering or certain defined events. We are currently evaluating the gain on the sale of FLI Charge.

The results of operations for FLI Charge are presented on the condensed consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations, which totaled $208,000 and $2,321,000 for the three- and nine-month periods ended September 30, 2017, respectively. In addition, the carrying amounts of assets and liabilities belonging to FLI Charge are presented on the condensed consolidated balance sheets as assets held for disposal and liabilities held for disposal, respectively.

Results of Operations

Three-month period ended September 30, 2017 compared to the three-month period ended September 30, 2016

Revenue

	Three months ended September 30,
	2017	2016	Change
Revenue	$17,731,000	$3,101,000	$14,630,000

During the three-month period ended September 30, 2017, we recorded total revenue of $17,731,000, which represents an increase of $14,630,000 (or 471.8%) compared to the three-month period ended September 30, 2016. Of the increase, XpresSpa generated $12,652,000 of revenue in the third quarter of 2017. We did not recognize any revenue generated by XpresSpa prior to its acquisition on December 23, 2016. Our technology operating segment demonstrated 178.6% growth in quarterly revenues from $1,751,000 for the three-month period ended September 30, 2016 to $4,879,000 for the three-month period ended September 30, 2017.

Our intellectual property segment recognized a one-time lump sum payment of $200,000 in connection with an executed confidential license agreement for the three-month period ended September 30, 2017, a decrease compared to the three-month period ended September 30, 2016, for which our intellectual property operating segment recognized a one-time lump sum payment of $1,350,000 in connection with an executed confidential license agreement.

Cost of sales

	Three months ended September 30,
	2017	2016	Change
Cost of sales	$14,375,000	$2,718,000	$11,657,000

During the three-month period ended September 30, 2017, we recorded total cost of sales of $14,375,000, which represents an increase of $11,657,000 (or 428.9%) compared to the three-month period ended September 30, 2016. XpresSpa recorded total cost of sales of $10,347,000, which represent direct costs incurred for store operations. As a result, our wellness operating segment’s gross profit for the quarter was 18.2%. Our technology operating segment recorded cost of sales of $3,902,000, which resulted in our technology operating segment generating 20.0% gross margin during the quarter.

During the three-month period ended September 30, 2016, we recorded total cost of sales of $2,718,000. Group Mobile recorded total cost of sales of $1,554,000, which represent direct costs from its product sales. Our intellectual property operating segment’s costs were $1,164,000, which included legal and consulting costs related to the confidential license agreement reached during the quarter and royalty expenses to a previous owner of some of our patents. These intellectual property costs decreased to $126,000 for the three-month period ended September 30, 2017.

We expect our cost of sales will grow over time as our revenues increase. We expect that total cost of sales as a percentage of sales will decline gradually over time as a result of the improvement of store-level performance by our wellness operating segment.

Depreciation, amortization and impairment

	Three months ended September 30,
	2017	2016	Change
Depreciation, amortization and impairment	$1,894,000	$182,000	$1,712,000

During the three-month period ended September 30, 2017, depreciation and amortization expense totaled $1,894,000, which represents an increase of $1,712,000 (or 940.7%) compared to the amortization expense recorded during the three-month period ended September 30, 2016. There was no impairment expense for the three-month period ended September 30, 2017 and no depreciation or impairment expense recorded for the three-month period ended September 30, 2016.

The overall increase in depreciation, amortization and impairment expense was mainly due to an increase in depreciation expense resulting from leasehold improvements and equipment of $1,110,000 and the amortization of the brand and customer relationship intangible assets of $597,000, which were acquired as part of our acquisition of XpresSpa within our wellness operating segment in December 2016.

We expect depreciation and amortization expense will increase gradually over time for our wellness operating segment as we open more stores and will remain somewhat constant in our technology operating segment.

General and administrative

	Three months ended September 30,
	2017	2016	Change
General and administrative	$5,473,000	$3,564,000	$1,909,000

During the three-month period ended September 30, 2017, general and administrative expenses increased by $1,909,000 (or 53.6%) compared to the three-month period ended September 30, 2016. The results of the three-month period ended September 30, 2017 include incremental general and administrative expenses associated with our acquisitions of XpresSpa and Excalibur. The increase for the three-month period ended September 30, 2017 compared to the three-month period ended September 30, 2016 is primarily attributed to $2,237,000 of general and administrative expenses associated with XpresSpa. We did not recognize any general and administrative expenses generated by Excalibur prior to its acquisition on February 2, 2017 or XpresSpa prior to its acquisition on December 23, 2016. Additionally, there was an increase in stock-based compensation expense of $221,000, which was a result of equity awards granted to our directors, management and employees in January 2017.

Non-operating expense, net

	Three months ended September 30,
	2017	2016	Change
Non-operating expense, net	$268,000	$1,483,000	$(1,215,000)

Net non-operating expenses include interest expense, revaluation of derivative warrant liabilities, extinguishment of debt and other non-operating income and expenses.

During the three-month period ended September 30, 2017, we recorded total net non-operating expense in the amount of $268,000 compared to total net non-operating expense in the amount of $1,483,000 recorded during the three-month period ended September 30, 2016.

For the three-month period ended September 30, 2017, we recorded interest expense of $183,000 mainly related to XpresSpa’s Debt as well as other net non-operating expense of $133,000. These expenses were offset by a gain of $48,000 on the revaluation of the derivative warrant liabilities.

For the three-month period ended September 30, 2016, we recorded interest expense of $949,000 for the amortization of the debt discount and debt issuance costs associated with debt that was repaid during July 2016. We also recorded $262,000 of extinguishment of debt when the debt was repaid. These were in addition to other non-operating expenses of $369,000 offset by a gain of $97,000 on the revaluation of the derivative warrant liabilities.

Nine-month period ended September 30, 2017 compared to the nine-month period ended September 30, 2016

Revenue

	Nine months ended September 30,
	2017	2016	Change
Revenue	$48,683,000	$16,478,000	$32,205,000

During the nine-month period ended September 30, 2017, we recorded total revenue of $48,683,000, which represents an increase of $32,205,000 (or 195.4%) as compared to $16,478,000 recorded in the nine-month period ended September 30, 2016. The results of the nine-month period ended September 30, 2017 include incremental revenues associated with our acquisitions of XpresSpa and Excalibur. We did not recognize any revenue generated by Excalibur prior to its acquisition on February 2, 2017 or XpresSpa prior to its acquisition on December 23, 2016. Our technology operating segment demonstrated 115.8% growth in revenue from $5,478,000 for the nine-month period ended September 30, 2016 to $11,820,000 for the nine-month period ended September 30, 2017.

Cost of sales

	Nine months ended September 30,
	2017	2016	Change
Cost of sales	$39,446,000	$10,985,000	$28,461,000

During the nine-month period ended September 30, 2017, we recorded total cost of sales of $39,446,000, which represents an increase of $28,461,000 (or 259.1%) compared to the nine-month period ended September 30, 2016. The results of the nine-month period ended September 30, 2017 include incremental cost of sales associated with our acquisitions of XpresSpa and Excalibur. We did not recognize any cost of sales generated by Excalibur prior to its acquisition on February 2, 2017 or XpresSpa prior to its acquisition on December 23, 2016. We expect the cost of sales to increase over time as we incur the full results of operations of XpresSpa and Excalibur.

Depreciation, amortization and impairment

	Nine months ended September 30,
	2017	2016	Change
Depreciation, amortization and impairment	$6,849,000	$13,341,000	$(6,492,000)

During the nine-month period ended September 30, 2017, depreciation and amortization expense totaled $6,849,000, which represents a decrease of $6,492,000 (or 48.7%) compared to the amortization and impairment expense recorded during the nine-month period ended September 30, 2016. There was no impairment expense for the nine-month period ended September 30, 2017 and no depreciation expense recorded for the nine-month period ended September 30, 2016.

Amortization and impairment expense for the nine months ended September 30, 2016 was significantly higher and was primarily attributed to an $11,937,000 impairment charge to our patents asset group. During the second quarter of 2016, we determined that there were impairment indicators related to certain of our patents. A significant factor considered when making this determination occurred on May 6, 2016, when we changed the name of our company from “Vringo, Inc.” to “FORM Holdings Corp.” and concurrently announced our repositioning as a holding company of small- and middle-market growth companies. We concluded that this factor was deemed a “triggering” event, which required the related patent assets to be tested for impairment. In performing this impairment test, we determined that the patent portfolios, which together represent an asset group, were subject to impairment testing. In the first step of the impairment test, we utilized our projections of future undiscounted cash flows based on our existing plans for the patents. As a result, it was determined that our projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, we performed the second step of the impairment test to measure the potential impairment by calculating the asset group’s fair value as of May 6, 2016. As a result, following amortization for the month of April 2016, we recorded an impairment charge of $11,937,000, or 88.7% of the carrying value of the patents prior to impairment, which resulted in a new carrying value of $1,526,000 on May 6, 2016. Following the impairment, we reevaluated the remaining useful life and concluded that there were no changes in the estimated useful life. There were no impairment indicators related to any of our other amortizable intangible assets during the nine-month period ended September 30, 2017.

The overall decrease in depreciation, amortization and impairment expense, when comparing the nine-month period ended September 30, 2017 to the nine-month period ended September 30, 2016, was partially offset by an increase in depreciation expense resulting from leasehold improvements and equipment of $4,567,000 and the amortization of the brand and customer relationship intangible assets of $1,775,000, which were acquired as part of our acquisition of XpresSpa within our wellness operating segment in December 2016. The depreciation expense of $4,567,000 is higher than the typical depreciation expense for the nine-month period due to a formal decision made in April 2017 to perform a complete renovation of our flagship JFK location which resulted in a revision to the useful lives. This resulted in an additional $1,100,000 of depreciation expense related to the JFK location.

We expect depreciation and amortization expense will increase gradually over time as we open more stores in our wellness operating segment and new locations and will remain somewhat constant in our technology operating segment.

General and administrative

	Nine months ended September 30,
	2017	2016	Change
General and administrative	$17,012,000	$8,059,000	$8,953,000

During the nine-month period ended September 30, 2017, general and administrative expenses increased by $8,953,000 (or 111.1%) compared to the nine-month period ended September 30, 2016. The results of the nine-month period ended September 30, 2017 include incremental general and administrative expenses associated with our acquisitions of XpresSpa and Excalibur. The increase for the nine-month period ended September 30, 2017 compared to the same period ended September 30, 2016 is primarily attributed to $6,537,000 of general and administrative expenses associated with XpresSpa, of which $1,013,000 related to merger and acquisition, integration, and one-time costs. We did not recognize any general and administrative expenses generated by Excalibur prior to its acquisition on February 2, 2017 or XpresSpa prior to its acquisition on December 23, 2016. Additionally, there was an increase in stock-based compensation expense of $732,000, which was a result of equity awards granted to our directors, management and employees in January 2017.

Non-operating expense, net

	Nine months ended September 30,
	2017	2016	Change
Non-operating expense, net	$574,000	$1,923,000	$(1,349,000)

Net non-operating expenses include interest expense, revaluation of derivative warrant liabilities, extinguishment of debt and other non-operating income and expenses.

During the nine-month period ended September 30, 2017, we recorded total net non-operating expense in the amount of $574,000 compared to total net non-operating expense in the amount of $1,923,000 recorded during the nine-month period ended September 30, 2016.

For the nine-month period ended September 30, 2017, we recorded interest expense of $550,000 mainly related to XpresSpa’s Debt as well as other net non-operating expense of $231,000. These expenses were reduced by a gain of $207,000 on the revaluation of the derivative warrant liabilities.

For the nine-month period ended September 30, 2016, we recorded interest expense of $1,697,000 for the interest recorded related to the monthly interest payments and the amortization of the debt discount and debt issuance costs as well as accrued interest calculated using the effective interest method associated with debt that was repaid during July 2016. There was also $472,000 of extinguishment of debt recorded when the debt was repaid. These non-operating expenses were offset by a gain of $97,000 on the revaluation of the derivative warrant liabilities and other net non-operating income of $149,000.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new XpresSpa locations for our wellness operating segment, as well as working capital for our technology operating segment. As of September 30, 2017, we had cash and cash equivalents of $10,072,000 that we expect to utilize, along with cash flows from operations, to provide capital to support the growth of our business, primarily through opening new XpresSpa locations, maintaining our existing XpresSpa locations, purchasing inventory for Group Mobile to support the growth in sales and maintaining corporate functions. In addition, we have approximately $7,342,000 of trade receivables, inventory and other current assets to support our working capital needs.

On July 26, 2017, we entered into the Underwriting Agreement with Roth Capital Partners, LLC, acting as the representative of the Underwriters, relating to the Offering of 6,900,000 shares of FORM Common Stock including 900,000 shares subject to the Underwriters’ over-allotment option, which was exercised on August 2, 2017 and closed on August 4, 2017. The price to the public in the Offering was $1.10 per share and the Underwriters agreed to purchase the shares of FORM Common Stock from us pursuant to the Underwriting Agreement at a purchase price of $1.023 per share. Our net proceeds from the Offering were $6,584,000 after deducting underwriting discounts and commissions and other estimated offering expenses.

Our total cash decreased from $17,910,000 as of December 31, 2016 to $10,072,000 as of September 30, 2017. Approximately $11,057,000 of the cash outflow during the nine-month period ended September 30, 2017 was related either to non-recurring payments, capital expenditures or payments for inventory, the latter of which is reflected as a current asset in the condensed consolidated balance sheets.

Key payments and items from December 31, 2016 to September 30, 2017:

Cash spent on inventory on-hand	$1,830,000
Overdue payables acquired as part of XpresSpa	1,500,000
Capital expenditures for stores and technology	3,065,000
Merger and acquisition and integration-related professional fees	1,595,000
Leases and tax-related matters	587,000
Interest paid on Debt	580,000
Repayment of line of credit upon Excalibur acquisition	361,000
XpresSpa severance	407,000
Cash outflow related to discontinued operations	1,132,000
$11,057,000

Based on our current operating plans, we expect to have sufficient funds for at least the next 12 months of operations following the date of these financial statements. In addition, we may choose to raise additional funds in connection with new store openings and potential acquisitions of operating assets, which will be complementary to our wellness operating segment. There can be no assurance, however, that any such opportunities will materialize.

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

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our subsidiaries except Excalibur, which was acquired on February 2, 2017. Our consolidated revenue for the nine-month period ended September 30, 2017 was $48,683,000, of which Excalibur represented $4,195,000, and our total assets as of September 30, 2017 were $73,839,000, of which Excalibur represented $4,772,000.

Changes in Internal Control over Financial Reporting

On February 2, 2017, we acquired Excalibur, which is an end-to-end solutions provider of mobile hardware devices, wireless network security, data networking, telephony and mobile application development and software solutions. Following the acquisition, Excalibur was merged with Group Mobile within our technology operating segment. We are currently in the process of evaluating and integrating Excalibur's historical internal controls over financial reporting into ours.

Other than this change, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of November 2017.

FORM Holdings Corp.

By:	/s/ ANASTASIA NYRKOVSKAYA
Anastasia Nyrkovskaya
Chief Financial Officer
(Principal Financial and Accounting Officer)