Form 10-K
period 2017-12-31
XpresSpa Group, Inc.
filed 2018-03-29
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 001-34785

XpresSpa Group, Inc.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the closing sale price of such shares on the Nasdaq Stock Market LLC on June 30, 2017 was $26,336,000.

As of March 15, 2018, 26,581,067 shares of the registrant's common stock are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Annual Report on Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate, among other matters, to our anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.

These risks and uncertainties, many of which are beyond our control, include:

•	the impact of our business and asset acquisitions on our operations and operating results including our ability to realize the expected value and benefits of such acquisitions;

•	our ability to develop and offer new products and services;

•	our ability to raise additional capital to fund our operations and business plan and the effects that such financing may have on the value of the equity instruments held by our stockholders;

•	general economic conditions and level of consumer and corporate spending on health and wellness and travel;

•	with regard to our retail businesses, our ability to secure new locations, maintain existing ones, and ensure continued customer traffic at those locations;

•	our ability to hire a skilled labor force and the costs associated with that labor;

•	our ability to accurately forecast the costs associated with opening new retail locations and maintaining existing ones and the revenue derived from our retail locations;

•	performance by our Airport Concession Disadvantaged Business Enterprise partners on obligations set forth in our joint venture agreements;

•	our ability to protect our confidential information and customers’ financial data and other personal information;

•	failure or disruption to our information technology systems;

•	the impact of the recently passed federal tax reform bill;

•	our ability to retain key members of our management team;

•	the loss of, or an adverse change with regard to, one or more of our significant suppliers, distributors, vendors or other business relationships;

•	unexpected events and trends in the health and wellness and travel industries;

•	market acceptance, quality, pricing, availability and useful life of our products and/or services, as well as the mix of our products and services sold;

•	competitive conditions within our industries;

•	our compliance with laws and regulations in the jurisdictions in which we do business and any changes in such laws and regulations;

•	lawsuits, claims, and investigations that may be filed against us and other events that may adversely affect our reputation;

•	our ability to protect and maintain our intellectual property rights; and

•	our ability to license and monetize our patents, including litigation outcomes.

Forward-looking statements may appear throughout this Annual Report on Form 10-K, including, without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will,” “will be,” “will continue,” “will likely result,” “plans,” “predicts,” “projects,” “seeks,” “should,” “future,” “targets,” “continue,” “would,” or the negative of such terms, and similar or comparable terminology or expressions or variations intended to identify forward-looking statements. These statements are based on current expectations and assumptions based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties, assumptions (that may never materialize or may prove incorrect) and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements are not guarantees of future performance, and actual results may vary materially from the results and expectations discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). The forward-looking statements set forth herein speak only as of the date of this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements to reflect events or circumstances that may arise after the date of such forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

All references in this Annual Report on Form 10-K to “we,” “us” and “our” refer to XpresSpa Group, Inc. (prior to January 5, 2018, known as “FORM Holdings Corp.”), a Delaware corporation, and its consolidated subsidiaries unless the context requires otherwise.

PART I

ITEM 1. BUSINESS

Overview

On January 5, 2018, we changed our name to XpresSpa Group, Inc. (“XpresSpa Group” or the “Company”) from FORM Holdings Corp. Our common stock, par value $0.01 per share, which had previously been listed under the trading symbol “FH” on the Nasdaq Capital Market, has been listed under the trading symbol “XSPA” since January 8, 2018.

Rebranding to XpresSpa Group aligned our corporate strategy to build a pure-play health and wellness services company, which we commenced following our acquisition of XpresSpa Holdings, LLC (“XpresSpa”) on December 23, 2016. In 2017, we recruited employees for positions in both corporate and field teams, accelerated unit growth, reinvested in certain locations and extended leases, significantly streamlined operations, and engaged in new exclusive partnerships that offer XpresSpa customers innovative products and services.

We currently have two operating segments: wellness and intellectual property.

Our wellness operating segment consists of XpresSpa, which is a leading airport retailer of spa services. XpresSpa is a well-recognized airport spa brand with 56 locations, consisting of 51 domestic and 5 international locations, as of December 31, 2017. XpresSpa offers travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. During 2017 and 2016, our wellness operating segment generated $48,373,000 and $811,000 of revenue, respectively (2016 results include eight days of operations from the acquisition on December 23, 2016 to December 31, 2016). In 2017, approximately 81% of XpresSpa’s total revenue was generated by services, primarily massage and nailcare, 18% was generated by retail products, primarily travel accessories, and 1% was related to cryotherapy and loungers.

Our intellectual property operating segment is engaged in the monetization of patents related to content and ad delivery, remote monitoring and computing technologies. During 2017 and 2016, this operating segment generated $450,000 and $11,175,000 of revenue, respectively.

In October 2017, we completed the sale of FLI Charge, Inc. (“FLI Charge”) and in March 2018, we completed the sale of Group Mobile Int’l LLC (“Group Mobile”). These two entities previously comprised our technology operating segment. The results of operations for FLI Charge and Group Mobile are presented in the consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations. The carrying amounts of assets and liabilities belonging to Group Mobile as of December 31, 2017, and FLI Charge and Group Mobile as of December 31, 2016, are presented in the consolidated balance sheets as assets held for disposal and liabilities held for disposal, respectively.

Our Strategy and Outlook

Wellness

XpresSpa is a leading airport retailer of spa services and related products. It is a well-recognized and popular airport spa brand with an approximately 50% market share in the United States and nearly three times the number of domestic locations as its closest competitor. It provides approximately one million services per year. As of December 31, 2017, XpresSpa operated 56 total locations in 23 airports in three countries: the United States, Netherlands and United Arab Emirates. XpresSpa also sells wellness and travel products through its internet site, www.xpresspa.com. Key services and products offered include:

•	massage services for the neck, back, feet and whole body;

•	nail care, such as pedicures, manicures and polish changes;

•	travel products, such as neck pillows, blankets and massage tools; and

•	new offerings, such as cryotherapy services, NormaTec compression services, and Dermalogica personal care services and retail products.

For over 15 years, increased security requirements have led travelers to spend more time at the airport. In addition, in anticipation of the long and often stressful security lines, travelers allow for more time to get through security and, as a result, often experience increased downtime prior to boarding. Consequently, travelers at large airport hubs have idle time in the terminal after passing through security.

XpresSpa was developed to address the stress and idle time spent at the airport, allowing travelers to spend this time productively, by relaxing and focusing on personal care and wellness. We believe that XpresSpa is well positioned to benefit from consumers’ growing interest in health and wellness and increasing demand for spa services and related wellness products.

Intellectual Property

Our intellectual property operating segment is engaged in the monetization of patents related to content and ad delivery, remote monitoring and computing technologies.

Recent Developments

Rebranding

On January 5, 2018, we changed our name to XpresSpa Group, Inc. from FORM Holdings Corp, which aligned our corporate strategy to build a pure-play health and wellness services company. Our common stock, par value $0.01 per share, which had previously been listed under the trading symbol “FH” on the Nasdaq Capital Market, has been listed under the trading symbol “XSPA” since January 8, 2018.

Dispositions

On October 20, 2017, we sold FLI Charge to a group of private investors and FLI Charge management, who now own and operate FLI Charge. On March 22, 2018, we sold Group Mobile to a third party. We will not be providing any continued management or financing support to FLI Charge or Group Mobile.

Sale of Patents

In January 2018, we sold certain patents to Crypto Currency Patent Holdings Company LLC, a unit of Marathon Patent Group, Inc. (“Marathon”), for approximately $1,250,000, comprised of $250,000 in cash and 250,000 shares of Marathon common stock valued at approximately $1,000,000 at the time of the transaction. Pursuant to the sale, we cannot directly or indirectly offer, sell, pledge or transfer, or otherwise dispose of, the Marathon common stock for a period of 180 days ending on July 11, 2018.

Capital Raise

On July 26, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, acting as the representative of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale (the “Offering”) of 6,900,000 shares of our common stock, par value $0.01 per share (“XSPA Common Stock”) including 900,000 shares subject to the Underwriters’ over-allotment option, which was exercised on August 2, 2017 and closed on August 4, 2017. The price to the public in the Offering was $1.10 per share and the Underwriters agreed to purchase the shares of XSPA Common Stock from us pursuant to the Underwriting Agreement at a purchase price of $1.023 per share. Our net proceeds from the Offering were approximately $6,584,000 after deducting underwriting discounts and commissions and other estimated offering expenses.

Competition

Wellness

XpresSpa operated 56 locations, which includes 51 domestic locations and 5 international locations as of December 31, 2017. Our domestic units operate within many of the largest and most heavily trafficked airports in the United States. The balance of the North American market is highly fragmented and is represented largely by small, privately-owned entities that operate one or two locations in a single airport. Only two other market participants operate 10 or more airport locations in the United States. The largest domestic competitor operates 14 locations in seven airports. Outside of North America, this same competitor operates 22 locations in eight international airports.

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

Our Market

Airport retailers differ significantly from traditional retailers. Unlike traditional retailers, airport retailers benefit from a steady and largely predictable flow of traffic from a constantly changing customer base. Airport retailers also benefit from “dwell time,” the period after travelers have passed through airport security and before they board an aircraft. For over 15 years, increased security requirements have led travelers to spend more time at the airport. In addition, in anticipation of the long and often stressful security lines, travelers allow for more time to get through security and, as a result, often experience increased downtime prior to boarding.

XpresSpa was developed to address the stress and idle time spent at the airport, allowing travelers to spend this time productively, by relaxing and focusing on personal care and wellness. We believe that XpresSpa is well positioned to benefit from consumers’ growing interest in health and wellness and increasing demand for spa services and related wellness products. According to the Global Wellness Institute, global wellness was a $3.7 trillion industry in 2015, which was an increase of 10.6% from $3.3 trillion in 2013. In addition, according to the Global Wellness Institute, the global spa industry represented $98.6 billion in 2015 and the fitness, mind and body industry represented $542 billion in 2015.

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

Equally as important to the industry growth is XpresSpa’s flexible retail format. XpresSpa opens multiple locations annually, which have ranged in size from 200 square feet to 2,600 square feet, with a typical size of approximately 1,200 square feet. XpresSpa is able to adapt its operating model to almost any size location available in space constrained airports. This increased flexibility compared to other retail concepts allows XpresSpa to operate multiple stores within an airport, from which it enjoys synergies due to shared labor between stores.

XpresSpa believes that its operating metrics represent an attractive return on invested capital and, as a result, is pursuing new locations at airports and terminals around the country. Historically, XpresSpa has won approximately four out of every five requests for proposal (“RFP”) in which it has participated.

Regulation

Our operations are subject to a range of laws and regulations adopted by national, regional and local authorities from the various jurisdictions in which we operate, including those relating to, among others, licensing (e.g., massage, nail, and cosmetology), public health and safety and fire codes. Failure to obtain or retain required licenses and approvals, including those related to licensing, public health and safety and fire codes, would adversely affect our operations. Although we have not experienced, and do not anticipate, significant problems obtaining required licenses, permits or approvals, any difficulties, delays or failures in obtaining such licenses, permits or approvals could delay or prevent the opening, or adversely impact the viability, of our operations.

Airport authorities in the United States frequently require that our airport concessions meet minimum Airport Concession Disadvantaged Business Enterprise ("ACDBE") participation requirements. The Department of Transportation’s (“DOT”) ACDBE program is implemented by recipients of DOT Federal Financial Assistance, including airport agencies that receive federal funding. The ACDBE program is administered by the Federal Aviation Administration (“FAA”), state and local ACDBE certifying agencies and individual airports. The ACDBE program is designed to help ensure that small firms owned and controlled by socially and economically disadvantaged individuals can compete for airport contracting and concession opportunities in domestic passenger service airports. The ACDBE regulations require that airport recipients establish annual ACDBE participation goals, review the scope of anticipated large prime contracts throughout the year, and establish contract-specific ACDBE participation goals. We generally meet the contract specific goals through an agreement providing for co-ownership of the retail location with a disadvantaged business enterprise. Frequently, and within the guidelines issued by the FAA, we may lend money to ACDBEs in connection with concession agreements in order to help the ACDBE fund the capital investment required under a concession agreement. The rules and regulations governing the certification of ACDBE participation in airport concession agreements are complex, and ensuring ongoing compliance is costly and time consuming. Further, if we fail to comply with the minimum ACDBE participation requirements in our concession agreements, we may be held responsible for breach of contract, which could result in the termination of a concession agreement and monetary damages. See “Item 1A. Risk Factors – Risks Related to our Business Operations – Failure to comply with minimum airport concession disadvantaged business enterprise participation goals and requirements could lead to lost business opportunities or the loss of existing business.”

We are subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986, the Occupational Safety and Health Act and various federal and state laws governing matters such as minimum wages, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements and other working conditions. We are also subject to the Americans with Disabilities Act, which prohibits discrimination on the basis of disability in public accommodations and employment, which may require us to design or modify our concession locations to make reasonable accommodations for disabled persons.

We are also subject to certain truth-in-advertising, general customs, consumer and data protection, product safety, workers’ health and safety and public health rules that govern retailers in general, as well as the merchandise sold within the various jurisdictions in which we operate.

Employees

As of March 15, 2018, we had 697 full-time and 148 part-time employees. XpresSpa had 53 full-time employees in San Francisco International Airport, who are represented by a labor union and are covered by a collective bargaining agreement. XpresSpa had 34 full-time employees in Los Angeles International Airport, who are represented by a labor union and are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

Corporate Information

We were incorporated in Delaware as a corporation on January 9, 2006 and completed an initial public offering in June 2010. On January 5, 2018, we changed our name to XpresSpa Group, Inc. from FORM Holdings Corp. as part of a rebranding that aligned our corporate strategy to build a pure-play health and wellness services company. Our common stock, par value $0.01 per share, which was previously listed under the trading symbol “FH” on the Nasdaq Capital Market, has been listed under the trading symbol “XSPA” since January 8, 2018. Our principal executive offices are located at 780 Third Avenue, 12th Floor, New York, New York 10017. Our telephone number is (212) 309-7549 and our website address is www.xpresspagroup.com. We also operate the website www.xpresspa.com. References in this Annual Report on Form 10-K to our website address does not constitute incorporation by reference of the information contained on the website. We make our filings with the Securities and Exchange Commission, or the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and amendments to the foregoing reports, available free of charge on or through our website as soon as reasonably practicable after we file these reports with, or furnish such reports to, the SEC. In addition, we post the following information on our website:

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

As of December 31, 2017, we had federal net operating loss carryforwards (“NOL”s) of $159,007,000 which expire 20 years from the respective tax years to which they relate. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain stockholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Additionally, United States tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

The recently passed comprehensive federal tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or TCJA, which significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact, if any, will be recognized in our tax expense in the year of enactment. We continue to examine the impact this tax reform legislation may have on our business. The overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected.

Global economic and market conditions may adversely affect our business, financial condition and operating results.

Our business plan depends significantly on worldwide economic conditions and our success is dependent on consumer spending, which is sensitive to economic downturns, inflation and any associated rise in unemployment, decline in consumer confidence, adverse changes in exchange rates, increase in interest rates, increase in the price of oil, deflation, direct or indirect taxes or increase in consumer debt levels. As a result, economic downturns may have a material adverse impact on our business, financial condition and results of operations. Moreover, uncertainty about global economic conditions poses a risk as businesses and individuals may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This could have a negative effect on corporate and individual spending on health and wellness and travel. These factors, taken together or individually, could cause material harm to our business, financial condition and results of operations.

Risks Related to our Business Operations

XpresSpa is reliant on international and domestic airplane travel, and the time that airline passengers spend in United States airports post-security. A decrease in airline travel, a decrease in the desire of customers to buy spa services and products, or decreased time spent in airports would negatively impact XpresSpa’s operations.

XpresSpa depends upon a large number of airplane travelers with the propensity for health and wellness, and in particular spa treatments and products, spending significant time post- security clearance check points.

If the number of airline travelers decreases, if the time that these travelers spend post-security decreases, and/or if travelers ability or willingness to pay for XpresSpa’s products and services diminishes, this could have an adverse effect on XpresSpa’s growth, business activities, cash flow, financial condition and results of operations. Some reasons for these events could include:

•	terrorist activities (including cyber-attacks), pandemics and outbreaks of contagious diseases, such as the Zika or Ebola crises, impacting either domestic or international travel through airports where XpresSpa operates, causing fear of flying, flight cancellations, or an economic downturn, or any other event of a similar nature, even if not directly affecting the airline industry, may lead to a significant reduction in the number of airline passengers;

•	a decrease in business spending that impacts business travel, such as a recession;

•	a decrease in consumer spending that impacts leisure travel, such as a recession or a stock market downturn or a change in consumer lending regulations impacting available credit for leisure travel;

•	an increase in airfare prices that impacts the willingness of air travelers to fly, such as an increase in oil prices or heightened taxation from federal or other aviation authorities;

•	severe weather, ash clouds, airport closures, natural disasters, strikes or accidents (airplane or otherwise), causing travelers to decrease the amount that they fly and any of these events, or any other event of a similar nature, even if not directly affecting the airline industry, may lead to a significant reduction in the number of airline passengers;

•	scientific studies that malign the use of spa services or the products used in spa services, such as the impact of certain chemicals and procedures on health and wellness; or

•	streamlined security screening checkpoints, which could decrease the wait time at checkpoints and therefore the time air travelers budget for spending time at the airport.

Further, any disruption to, or suspension of services provided by, airlines and the travel industry as a result of financial difficulties, labor disputes, construction work, increased security, changes to regulations governing airlines, mergers and acquisitions in the airline industry and challenging economic conditions causing airlines to reduce flight schedules or increase the price of airline tickets could negatively affect the number of airline passengers.

Additionally, the threat of terrorism and governmental measures in response thereto, such as increased security measures, recent executive orders in the United States impacting entry into the United States and changing attitudes towards the environmental impacts of air travel may in each case reduce demand for air travel and, as a result, decrease airline passenger traffic at airports.

The effect that these factors would have on our business depends on their magnitude and duration, and a reduction in airline passenger numbers will result in a decrease in our sales and may have a materially adverse impact on our business, financial condition and results of operations.

Our success will depend in part on relationships with third parties. Any adverse changes in these relationships could adversely affect our business, financial condition, or results of operations.

Our success is dependent on our ability to maintain and renew our business relationships and to establish new business relationships. There can be no assurance that our management will be able to maintain such business relationships or enter into or maintain new business contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on our business, financial condition, or results of operations.

We rely on a limited number of distributors and suppliers for certain of our products, and events outside our control may disrupt our supply chain, which could result in an inability to perform our obligations under our concession agreements and ultimately cause us to lose our concessions.

We rely on a small number of suppliers for our products. As a result, these distributors may have increased bargaining power and we may be required to accept less favorable purchasing terms. In the event of a dispute with a supplier or distributor, the delivery of a significant amount of merchandise may be delayed or cancelled, or we may be forced to purchase merchandise from other suppliers on less favorable terms. Such events could cause turnover to fall or costs to increase, adversely affecting our business, financial condition and results of operations. In particular, we have publicized our sale of certain brands of products in our stores – our failure to sell these brands may adversely affect our business.

Further, damage or disruption to our supply chain due to any of the following could impair our ability to sell our products: adverse weather conditions or natural disaster, government action, fire, terrorism, cyber-attacks, the outbreak or escalation of armed hostilities, pandemic, industrial accidents or other occupational health and safety issues, strikes and other labor disputes, customs or import restrictions or other reasons beyond our control or the control of our suppliers and business partners. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

XpresSpa’s operating results may fluctuate significantly due to certain factors, some of which are beyond its control.

XpresSpa’s operating results may fluctuate from period to period significantly because of several factors, including:

•	the timing and size of new unit openings, particularly the launch of new terminals;

•	passenger traffic and seasonality of air travel;

•	changes in the price and availability of supplies;

•	macroeconomic conditions, both nationally and locally;

•	changes in consumer preferences and competitive conditions;

•	expansion to new markets and new locations; and

•	increases in infrastructure costs, including those costs associated with the build-out of new concession locations and renovating existing concession locations.

XpresSpa’s operating results may fluctuate significantly as a result of the factors discussed above. Accordingly, results for any period are not necessarily indicative of results to be expected for any other period or for any year.

XpresSpa’s expansion into new airports or off-airport locations may present increased risks due to its unfamiliarity with those areas.

XpresSpa’s growth strategy depends upon expanding into markets where it has little or no meaningful operating experience. Those locations may have demographic characteristics, consumer tastes and discretionary spending patterns that are different from those in the markets where its existing operations are located. As a result, new airport terminal and/or off-airport operations may be less successful than existing concession locations in current airport terminals. XpresSpa may find it more difficult in new markets to hire, motivate and keep qualified employees who can project its vision, passion and culture. XpresSpa may also be unfamiliar with local laws, regulations and administrative procedures, including the procurement of spa services retail licenses, in new markets which could delay the build-out of new concession locations and prevent it from achieving its target revenues on a timely basis. Operations in new markets may also have lower average revenues or enplanements than in the markets where XpresSpa currently operates. Operations in new markets may also take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby negatively affecting XpresSpa’s results of operations.

XpresSpa’s growth strategy is highly dependent on its ability to successfully identify and open new XpresSpa locations.

XpresSpa’s growth strategy primarily contemplates expansion through procuring new XpresSpa locations and opening new XpresSpa stores and kiosks. Implementing this strategy depends on XpresSpa’s ability to successfully identify new store locations. XpresSpa will also need to assess and mitigate the risk of any new store locations, to open the stores on favorable terms and to successfully integrate their operations with ours. XpresSpa may not be able to successfully identify opportunities that meet these criteria, or, if it does, XpresSpa may not be able to successfully negotiate and open new stores on a timely basis. If XpresSpa is unable to identify and open new locations in accordance with its operating plan, XpresSpa’s revenue growth rate and financial performance may fall short of our expectations.

Our profitability depends on the number of airline passengers in the terminals in which we have concessions. Changes by airport authorities or airlines that lower the number of airline passengers in any of these terminals could affect our business, financial condition and results of operations.

The number of airline passengers that visit the terminals in which we have concessions is dependent in part on decisions made by airlines and airport authorities relating to flight arrivals and departures. A decrease in the number of flights and resulting decrease in airline passengers could result in fewer sales, which could lower our profitability and negatively impact our business, financial condition and results of operations. Concession agreements generally provide for a minimum annual guaranteed payment (“MAG”) payable to the airport authority or landlord regardless of the amount of sales at the concession. Currently, the majority of our concession agreements provide for a MAG that is either a fixed dollar amount or an amount that is variable based upon the number of travelers using the airport or other location, retail space used, estimated sales, past results or other metrics. If there are fewer airline passengers than expected or if there is a decline in the sales per airline passenger at these facilities, we will nonetheless be required to pay the MAG or fixed rent and our business, financial condition and results of operations may be materially adversely affected.

Furthermore, the exit of an airline from a market or the bankruptcy of an airline could reduce the number of airline passengers in a terminal or airport where we operate and have a material adverse impact on our business, financial condition and results of operations.

We may not be able to execute our growth strategy to expand and integrate new concessions or future acquisitions into our business or remodel existing concessions. Any new concessions, future acquisitions or remodeling of existing concessions may divert management resources, result in unanticipated costs, or dilute the ownership of our stockholders.

Part of our growth strategy is to expand and remodel our existing facilities and to seek new concessions through tenders, direct negotiations or other acquisition opportunities. In this regard, our future growth will depend upon a number of factors, such as our ability to identify any such opportunities, structure a competitive proposal and obtain required financing and consummate an offer. Our growth strategy will also depend on factors that may not be within our control, such as the timing of any concession or acquisition opportunity.

We must also strategically identify which airport terminals and concession agreements to target based on numerous factors, such as airline passenger numbers, airport size, the type, location and quality of available concession space, level of anticipated competition within the terminal, potential future growth within the airport and terminal, rental structure, financial return and regulatory requirements. We cannot provide assurance that this strategy will be successful.

In addition, we may encounter difficulties integrating expanded or new concessions or any acquisitions. Such expanded or new concessions or acquisitions may not achieve anticipated turnover and earnings growth or synergies and cost savings. Delays in the commencement of new projects and the refurbishment of concessions can also affect our business. In addition, we will expend resources to remodel our concessions and may not be able to recoup these investments. A failure to grow successfully may materially adversely affect our business, financial condition and results of operations.

In particular, new concessions and acquisitions, and in some cases future expansions and remodeling of existing concessions, could pose numerous risks to our operations, including that we may:

•	have difficulty integrating operations or personnel;

•	incur substantial unanticipated integration costs;

•	experience unexpected construction and development costs and project delays;

•	face difficulties associated with securing required governmental approvals, permits and licenses (including construction permits) in a timely manner and responding effectively to any changes in federal, state or local laws and regulations that adversely affect our costs or ability to open new concessions;

•	have challenges identifying and engaging local business partners to meet ACDBE requirements in concession agreements;

•	not be able to obtain construction materials or labor at acceptable costs;

•	face engineering or environmental problems associated with our new and existing facilities;

•	experience significant diversion of management attention and financial resources from our existing operations in order to integrate expanded, new or acquired businesses, which could disrupt our ongoing business;

•	lose key employees, particularly with respect to acquired or new operations;

•	have difficulty retaining or developing acquired or new business customers;

•	impair our existing business relationships with suppliers or other third parties as a result of acquisitions;

•	fail to realize the potential cost savings or other financial benefits and/or the strategic benefits of acquisitions, new concessions or remodeling; and

•	incur liabilities from the acquired businesses and we may not be successful in seeking indemnification for such liabilities.

In connection with acquisitions or other similar investments, we could incur debt or amortization expenses related to intangible assets, suffer asset impairments, assume liabilities or issue stock that would dilute the percentage of ownership of our then-current stockholders. We may not be able to complete acquisitions or integrate the operations, products, technologies or personnel gained through any such acquisition, which may have a materially adverse impact on our business, financial condition and results of operations.

If the estimates and assumptions we use to determine the size of our market are inaccurate, our future growth rate may be impacted.

Market opportunity estimates and growth forecasts are subject to uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this annual report relating to the size and expected growth of the travel retail market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all. The principal assumptions relating to our market opportunity include projected growth in the travel retail market and our share of the market. If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.

Our business requires substantial capital expenditures and we may not have access to the capital required to maintain and grow our operations.

Maintaining and expanding our operations in our existing and new retail locations is capital intensive. Specifically, the construction, redesign and maintenance of our retail space in airport terminals where we operate, technology costs, and compliance with applicable laws and regulations require substantial capital expenditures. We may require additional capital in the future to fund our operations and respond to potential strategic opportunities, such as investments, acquisitions and expansions.

We must continue to invest capital to maintain or to improve the success of our concessions and to meet refurbishment requirements in our concessions. Decisions to expand into new terminals could also affect our capital needs. Our actual capital expenditures in any year will vary depending on, among other things, the extent to which we are successful in renewing existing concessions and winning additional concession agreements.

We cannot provide assurance that we will be able to maintain our operating performance, generate sufficient cash flow, or have access to sufficient financing to continue our operations and development activities at or above our present levels, and we may be required to defer all or a portion of our capital expenditures. Our business, financial condition and results of operations may be materially adversely affected if we cannot make such capital expenditures.

XpresSpa currently relies on a skilled, licensed labor force to provide spa services, and the supply of this labor force is finite. If XpresSpa cannot hire adequate staff for its locations, it will not be able to operate.

As of March 15, 2018, XpresSpa had 697 full-time and 148 part-time employees in its locations. Excluding some dedicated retail staff, the majority of these employees are licensed to perform spa services, and hold such licenses as masseuses, nail technicians, aestheticians, barbers and master barbers. The demand for these licensed technicians has been increasing as more consumers gravitate to health and wellness treatments such as spa services. XpresSpa competes not only with other airport-based spa companies but with spa companies outside of the airport for this skilled labor force. In addition, all staff hired by XpresSpa must pass the background checks and security clearances necessary to work in airport locations. If XpresSpa is unable to attract and retain qualified staff to work in its airport locations, its ability to operate will be impacted negatively.

Our business is subject to various laws and regulations, and changes in such laws and regulations, or failure to comply with existing or future laws and regulations, could adversely affect us.

We are subject to various laws and regulations in the United States, Netherlands and United Arab Emirates that affect the operation of our concessions. The impact of current laws and regulations, the effect of changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, have an adverse impact on our results of operations.

Failure to comply with the laws and regulatory requirements of governmental authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws may require us to expend significant funds to make modifications to our concessions in order to comply with applicable standards. Compliance with such laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

XpresSpa’s labor force could unionize, putting upward pressure on labor costs.

Currently, XpresSpa stores in two airports have a labor force which is unionized. Major players in labor organization, and in particular “Unite Here!” which represents approximately 45,000 employees in the airport concessions and airline catering industries, could target XpresSpa locations for its unionization efforts. In the event of the successful unionization of all of XpresSpa’s labor force, XpresSpa would likely incur additional costs in the form of higher wages, more benefits such as vacation and sick leave, and potentially also higher health care insurance costs.

XpresSpa competes for new locations in airports and may not be able to secure new locations.

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

We may not be able to predict accurately or fulfill customer preferences or demands.

We derive a significant amount of our revenue from the sale of massage, cosmetic and luxury products which are subject to rapidly changing customer tastes. The availability of new products and changes in customer preferences has made it more difficult to predict sales demand for these types of products accurately. Our success depends in part on our ability to predict and respond to quickly changing consumer demands and preferences, and to translate market trends into appropriate merchandise offerings. Additionally, due to our limited sales space relative to other retailers, the proper selection of salable merchandise is an important factor in revenue generation. We cannot provide assurance that our merchandise selection will correspond to actual sales demand. If we are unable to predict or rapidly respond to sales demand or to changing styles or trends, or if we experience inventory shortfalls on popular merchandise, our revenue may be lower, which could have a materially adverse impact on our business, financial condition and results of operations.

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

We are dependent on our local partners.

Our local partners, including our ACDBE partners, maintain ownership interests in certain of our locations. Our participation in these operating entities differs from market to market. While the precise terms of each relationship vary, our local partners may have control over certain portions of the operations of these concessions. The stores are operated pursuant to the applicable joint venture agreement governing the relationship between us and our local partner. Generally, these agreements also provide that strategic decisions are to be made by a committee comprised of us and our local partner. These concessions involve risks that are different from the risks involved in operating a concession independently, and include the possibility that our local partners:

•	are in a position to take action contrary to our instructions, our requests, our policies, our objectives or applicable laws;

•	take actions that reduce our return on investment;

•	go bankrupt or are otherwise unable to meet their capital contribution obligations;

•	have economic or business interests or goals that are or become inconsistent with our business interests or goals; or

•	take actions that harm our reputation or restrict our ability to run our business.

Failure to comply with minimum airport concession disadvantaged business enterprise participation goals and requirements could lead to lost business opportunities or the loss of existing business.

Pursuant to ACDBE participation requirements, XpresSpa is often required to meet, or use good faith efforts to meet, certain minimum ACDBE participation requirements when bidding on or submitting proposals for new concession contracts. If XpresSpa is unable to find and/or partner with an appropriate ACDBE, XpresSpa may lose opportunities to open new locations. In addition, a number of XpresSpa’s existing leases contain minimum ACDBE participation requirements which require the ACDBE to own a significant portion of the business being operated under those leases. The level of ACDBE participation requirements may affect XpresSpa’s profitability and/or its ability to meet financial forecasts.

Further, if XpresSpa fails to comply with the minimum ACDBE participation requirements, XpresSpa may be held responsible for a breach of contract, which could result in the termination of a lease and impairment of XpresSpa’s ability to bid on or obtain future concession contracts. To the extent that XpresSpa leases are terminated and XpresSpa is required to shut down one or more store locations, there could be a material adverse impact to its business and results of operations.

Continued minimum wage increases would negatively impact XpresSpa’s cost of labor.

XpresSpa compensates its licensed technicians via a formula that includes commissions. As a result, an increase in the minimum wage would increase XpresSpa’s cost of labor and have an adverse impact on our business, financial condition and results of operations.

Our business and financial condition could be constrained by XpresSpa’s outstanding debt.

XpresSpa is obligated under the Senior Secured Note payable to Rockmore Investment Master Fund Ltd. (“Rockmore”), a related party, which has an outstanding balance of approximately $6,500,000, with a maturity date of May 1, 2019. The Senior Secured Note accrues interest of 11.24% per annum. XpresSpa has granted Rockmore a security interest in all of its tangible and intangible personal property to secure its obligations under the Senior Secured Note. The Senior Secured Note is an outstanding obligation of XpresSpa but is guaranteed by us.

Information technology systems failure or disruption, or changes to information technology related to payment systems, could impact our day-to-day operations.

Our information technology systems are used to record and process transactions at our point-of-sale interfaces and to manage our operations. These systems provide information regarding most aspects of our financial and operational performance, statistical data about our customers, our sales transactions and our inventory management. Fire, natural disasters, power-loss, telecommunications failure, break-ins, terrorist attacks (including cyber-attacks), computer viruses, electronic intrusion attempts from both external and internal sources and similar events or disruptions may damage or impact our information technology systems at any time. These events could cause system interruption, delays or loss of critical data and could disrupt our acceptance and fulfillment of customer orders, as well as disrupt our operations and management. For example, although our point-of-sales systems are programmed to operate and process customer orders independently from the availability of our central data systems and even of the network, if a problem were to disable electronic payment systems in our stores, credit card payments would need to be processed manually, which could result in fewer transactions. Significant disruption to systems could have a material adverse impact on our business, financial condition and results of operations.

We also continually enhance or modify the technology used for our operations. We cannot be sure that any enhancements or other modifications we make to our operations will achieve the intended results or otherwise be of value to our customers. Future enhancements and modifications to our technology could consume considerable resources. We may be required to enhance our payment systems with new technology, which could require significant expenditures. If we are unable to maintain and enhance our technology to process transactions, we may experience a materially adverse impact on our business, financial condition and results of operations.

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

In the future, XpresSpa may experience security breaches in which credit and debit card information or other personal information is stolen. Although XpresSpa uses secure private networks to transmit confidential information, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit and debit card sales, and its security measures and those of technology vendors may not effectively prohibit others from obtaining improper access to this information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time, which may cause a breach to go undetected for an extensive period of time. Advances in computer and software capabilities, new tools, and other developments may increase the risk of such a breach. Further, the systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payments themselves, all of which can put electronic payment at risk, are determined and controlled by the payment card industry, not by XpresSpa. In addition, contractors, or third parties with whom XpresSpa does business or to whom XpresSpa outsources business operations may attempt to circumvent its security measures in order to misappropriate such information and may purposefully or inadvertently cause a breach involving such information. If a person is able to circumvent XpresSpa’s security measures or those of third parties, he or she could destroy or steal valuable information or disrupt XpresSpa’s operations. XpresSpa may become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and XpresSpa may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause XpresSpa to incur significant unplanned expenses, which could have an adverse effect on its business or results of operations. Further, adverse publicity resulting from these allegations could significantly harm its reputation and may have a material adverse effect on it. Although XpresSpa carries cyber liability insurance to protect against these risks, there can be no assurance that such insurance will provide adequate levels of coverage against all potential claims.

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

XpresSpa must comply with a variety of employment and business practices laws across the United States, Netherlands and United Arab Emirates. XpresSpa monitors the laws governing its activities, but in the event it does not become aware of a new regulation or fails to comply with a regulation, it could be subject to disciplinary action by governing bodies and potentially employee lawsuits.

XpresSpa is not currently cash flow positive and will depend on funding to open new locations. In the event that capital is unavailable, XpresSpa will not be able to open new locations.

Throughout its operating history, XpresSpa has not generated sufficient cash from operations to fund its new store development. As a result, it will be dependent upon additional funding for its new location growth until such time as it can produce enough cash to profitably fund its own location growth.

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

There is no assurance that we will be able to successfully monetize the patent portfolios that we acquired from third parties. The patents we acquired could fail to produce anticipated benefits or could have other adverse effects that we currently do not foresee.

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

Our failure or inability to protect the trademarks or other proprietary rights we use, or claims of infringement by us of rights of third parties, could adversely affect our competitive position or the value of our brands.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. However, any actions that we take to protect the intellectual property we use may not prevent unauthorized use or imitation by others, which could have an adverse impact on our image, brand or competitive position. If we commence litigation to protect our interests or enforce our rights, we could incur significant legal fees. We also cannot provide assurance that third parties will not claim infringement by us of their proprietary rights. Any such claim, whether or not it has merit, could be time consuming and distracting for our management, result in costly litigation, cause changes to existing retail concepts or delays in introducing retail concepts, or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse impact on our business, financial condition and results of operations.

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

Anti-takeover provisions of Delaware law, provisions in our charter and bylaws, and our stockholder rights plan could prevent or frustrate attempts by stockholders to change our Board of Directors or current management and could delay, discourage or make more difficult a third-party acquisition of control of us.

We are a Delaware corporation and, as such, certain provisions of Delaware law could prevent or frustrate attempts by stockholders to change the Board of Directors or current management, or could delay, discourage or make more difficult a third-party acquisition of control of us, even if the change in control would be beneficial to stockholders or the stockholders regard it as such. We are subject to the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which prohibits certain “business combination” transactions (as defined in Section 203) with an “interested stockholder” (defined in Section 203 as a 15% or greater stockholder) for a period of three years after a stockholder becomes an “interested stockholder,” unless the attaining of “interested stockholder” status or the transaction is pre-approved by our Board of Directors, the transaction results in the attainment of at least an 85% ownership level by an acquirer or the transaction is later approved by our Board of Directors and by our stockholders by at least a 66 2/3 percent vote of our stockholders other than the “interested stockholder,” each as specifically provided in Section 203.

Our certificate of incorporation and our bylaws, each as currently in effect, also contain certain provisions that may delay, discourage or make more difficult a third-party acquisition of control of us. Such provisions include a provision that any vacancies on our Board of Directors may only be filled by a majority of the directors then serving, although not a quorum, and not by the stockholders and the ability of our Board of Directors to issue preferred stock, without stockholder approval, that could dilute the stock ownership of a potential unsolicited acquirer and hinder an acquisition of control of us that is not approved by our Board of Directors, including through the use of preferred stock in connection with a stockholder rights plan.

We have also adopted a stockholder rights plan in the form of a Section 382 Rights Plan, designed to help protect and preserve our substantial tax attributes primarily associated with our NOLs under Section 382 of the Internal Revenue Code and research tax credits under Sections 382 and 383 of the Internal Revenue Code and related United States Treasury regulations, which was approved by our stockholders in December 2016 and expires in March 2019. Although this is not the purpose of the Section 382 Rights Plan, it could have the effect of making it uneconomical for a third party to acquire us on a hostile basis.

These provisions of the DGCL, our certificate of incorporation and bylaws, and our Section 382 Rights Plan may delay, discourage or make more difficult certain types of transactions in which our stockholders might otherwise receive a premium for their shares over the current market price, and might limit the ability of our stockholders to approve transactions that they think may be in their best interest.

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

As of March 15, 2018, we have 26,581,067 shares of common stock issued and outstanding, excluding shares of common stock issuable upon exercise of warrants, options or restricted stock units, or preferred stock on an as-converted basis. As shares saleable under Rule 144 are sold or as restrictions on resale lapse, the market price of our common stock could drop significantly if the holders of shares of restricted stock sell them or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well.

Ownership of our common stock may be highly concentrated, and it may prevent our existing stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers and directors beneficially own or control approximately 26% of our common stock on a fully diluted basis. Accordingly, these executive officers and directors, acting individually or as a group, have substantial influence over the outcome of a corporate action requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control of us, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the market value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

The exercise of a substantial number of warrants or options by our security holders may have an adverse effect on the market price of our common stock.

Should our warrants outstanding as of March 15, 2018 be exercised, there would be an additional 3,087,500 shares of common stock eligible for trading in the public market. The incentive equity instruments granted to our management, employees, directors and consultants are subject to acceleration of vesting of 75% and 100% (according to the agreement signed with each grantee) upon a subsequent change of control. Such securities, if exercised, will increase the number of issued and outstanding shares of our common stock. Therefore, the sale of the shares of common stock underlying the warrants and options could have an adverse effect on the market price for our securities and/or on our ability to obtain future financing.

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

Accordingly, our investors may have to sell some or all of their common stock in order to generate cash from their investment. You may not receive a gain on your investment when you sell our common stock and may lose the entire amount of your investment.

We may fail to meet publicly announced financial guidance or other expectations about our business, which would cause our stock to decline in value.

From time to time, we provide preliminary financial results or forward looking financial guidance, to our investors. Such statements are based on our current views, expectations and assumptions that may not prove to be accurate and may vary from actual results and involve known and unknown risks and uncertainties that may cause actual results, performance, achievements or share prices to be materially different from any future results, performance, achievements or share prices expressed or implied by such statements. Such risks and uncertainties include the risk factors contained herein. If we fail to meet our projections and/or other financial guidance for any reason, our stock price could decline.

The market price of our common stock historically has been and likely will continue to be highly volatile.

The market price for our shares of common stock historically has been highly volatile, and the market for our shares has from time to time experienced significant price and volume fluctuations, based both on our operating performance and for reasons that appear to us unrelated to our operating performance. The market price of our shares of common stock may fluctuate significantly in response to a number of factors, including:

•	our ability to realize the expected value and benefits of our recent business and asset acquisitions;

•	the level of our financial resources;

•	our ability to develop and introduce new products and/or develop intellectual property;

•	developments concerning our intellectual property rights generally or those of us or our competitors;

•	our ability to raise additional capital to fund our operations and business plan and the effects that such financing may have on the value of the equity instruments held by our stockholders;

•	our ability to retain key personnel;

•	general economic conditions and level of consumer and corporate spending on technology, consumer electronics, health and wellness, and travel;

•	our ability to hire a skilled labor force and the costs associated;

•	our ability to secure new retail locations, maintain existing ones, and ensure continued customer traffic at those locations;

•	changes in securities analysts’ estimates of our financial performance or deviations in our business and the trading price of our common stock from the estimates of securities analysts;

•	our ability to protect our customers’ financial data and other personal information;

•	the loss of one or more of our significant suppliers or vendors;

•	unexpected trends in the health and wellness and travel industries and potential technology and service obsolescence;

•	market acceptance, quality, pricing, availability and useful life of our products and/or services, as well as the mix of our products and services sold;

•	lawsuits, claims, and investigations that may be filed against us and other events that may adversely affect our reputation; and

•	our ability to license and monetize our patents, including litigation outcomes.

Our common stock could be delisted from Nasdaq, which could affect the market price of our common stock and its liquidity. Our listing on Nasdaq is contingent upon meeting all the continued listing requirements of Nasdaq which include maintaining a minimum bid price of not less than $1.00 per share. Nasdaq Listing Rules provide that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

On March 16, 2018, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that for the preceding 30 consecutive business days (February 1, 2018 through March 15, 2018), our common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were given an initial compliance period of 180 calendar days, or until September 12, 2018, to regain compliance with Nasdaq Listing Rule 5550(a)(2). In addition, compliance can be achieved automatically and without further action if the closing bid price of our common stock is at or above $1.00 for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify us of our compliance and the matter will be closed.

If our common stock is delisted from Nasdaq, our ability to raise capital in the future may be limited. Delisting could also result in less liquidity for our stockholders and a lower stock price. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we expect to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any action taken by us would result in our common stock becoming listed again, or that any such action would stabilize the market price or improve the liquidity of our common stock.

Our common stock has traded in low volumes. We cannot predict whether an active trading market for our common stock will ever develop. Even if an active trading market develops, the market price of our common stock may be significantly volatile.

Historically, our common stock has experienced a lack of trading liquidity. In the absence of an active trading market you may have difficulty buying and selling our common stock at all or at the price you consider reasonable; and market visibility for shares of our common stock may be limited, which may have a depressive effect on the market price for shares of our common stock and on our ability to raise capital or make acquisitions by issuing our common stock.

If we raise additional capital in the future, stockholders’ ownership in us could be diluted.

Any issuance of equity we may undertake in the future to raise additional capital could cause the price of our shares to decline or require us to issue shares at a price that is lower than that paid by holders of our shares in the past, which would result in previously issued shares being dilutive. If we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to rights as a common stockholder, which could impair the value of our shares.

If we exercise the option to repay the preferred stock issued in connection with the merger with XpresSpa (the “Merger”) in stock rather than cash, such repayment may result in the issuance of a large number of shares of common stock which may have a negative effect on the trading price of our common stock as well as a dilutive effect.

Pursuant to the terms of the shares of preferred stock issued in connection with the Merger (the “XSPA Preferred Stock”), on the seven-year anniversary of the initial issuance date of the shares of XSPA Preferred Stock, December 23, 2024, we may repay each share of XSPA Preferred Stock, at our option, in cash, by delivery of shares of common stock or through any combination thereof. If we elect to make a payment, or any portion thereof, in shares of common stock, the number of shares deliverable (the “Base Shares”) will be based on the volume weighted average price per share of our common stock for the thirty trading days prior to the date of calculation (the “Base Price”) plus an additional number of shares of common stock (the “Premium Shares”), calculated as follows: (i) if the Base Price is greater than $9.00, no Premium Shares shall be issued, (ii) if the Base Price is greater than $7.00 and equal to or less than $9.00, an additional number of shares equal to 5% of the Base Shares shall be issued, (iii) if the Base Price is greater than $6.00 and equal to or less than $7.00, an additional number of shares equal to 10% of the Base Shares shall be issued, (iv) if the Base Price is greater than $5.00 and equal to or less than $6.00, an additional number of shares equal to 20% of the Base Shares shall be issued and (v) if the Base Price is less than or equal to $5.00, an additional number of shares equal to 25% of the Base Shares shall be issued. Accordingly, if the volume weighted average price per share of our common stock is below $9.00 per share as of the time of repayment and we exercise the option to make such repayment in shares of our common stock, a large number of shares of our common stock may be issued to the holders of the XSPA Preferred Stock upon maturity which may have a negative effect on the trading price of our common stock. At the seven-year maturity date of the XSPA Preferred Stock (which shall be the date that is seven years from the closing date of the Merger), we, at our election, may decide to issue shares of our common stock based on the formula set forth above or to re-pay in cash all or any portion of the XSPA Preferred Stock.

On December 23, 2023, upon the maturity of the XSPA Preferred Stock, when determining whether to repay the XSPA Preferred Stock in cash or shares of common stock, we expect to consider a number of factors, including our cash position, the price of our common stock and our capital structure at such time. Because we do not have to make a determination as to which option to elect until 2023, it is impossible to predict whether it is more or less likely to repay in cash, stock or a portion of each.

Having availed ourselves of scaled disclosure available to smaller reporting companies, we cannot be certain if such reduced disclosure will make our common stock less attractive to investors.

Under Section 12b-2 of the Exchange Act, a "smaller reporting company" is a company that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company, and has a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. Similar to emerging growth companies, smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2017, XpresSpa had 56 company-operated stores in the United States, Netherlands and United Arab Emirates. All of the stores as of that date were located in airports and are leased, typically with one or two renewal options after the initial term. Economic terms vary by type and location of store and, on average, the lease terms are 5-8 years.

Our New York office, which serves as our corporate office, as well as XpresSpa’s office, is located at 780 Third Avenue, 12th Floor, New York, New York. The annual rental fee for this space is approximately $409,000 and the lease expires in October 2019. We believe that our facility is adequate to accommodate our business needs.

ITEM 3. LEGAL PROCEEDINGS

Wellness

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

In April 2015, Cordial filed a complaint with the United States Federal Aviation Administration (“FAA”), which oversees the City of Atlanta with regard to airport ACDBE programs, and, in December 2015, the FAA instructed that the City of Atlanta review XpresSpa’s request to substitute new partners in lieu of Cordial and Cordial’s claims of retaliation. In response to the FAA instruction, pursuant to a corrective action plan approved by the FAA, the City of Atlanta held a hearing in February 2016 and ruled in favor of XpresSpa such substitution and claims of retaliation. Cordial submitted a further complaint to the FAA claiming that the City of Atlanta was biased against Cordial and that the City of Atlanta’s decision was wrong. In August 2016, the parties met with the FAA. On October 4, 2016, the FAA sent a letter to the City of Atlanta directing that the City of Atlanta retract previous findings on Cordial’s allegations and engage an independent third party to investigate issues previously decided by Atlanta. The FAA also directed that Atlanta determine monies potentially due to Cordial.

On January 3, 2017, XpresSpa filed a lawsuit in the Supreme Court of the State of New York, County of New York against Cordial and several related parties. The lawsuit alleges breach of contract, unjust enrichment, breach of fiduciary duty, fraudulent inducement, fraudulent concealment, tortious interference, and breach of good faith and fair dealing. XpresSpa is seeking damages, declaratory judgment, rescission/termination of certain agreements, disgorgement of revenue, fees and costs and various other relief. On February 21, 2017, the defendants filed a motion to dismiss. On March 3, 2017, XpresSpa filed a first amended complaint against defendants. On April 5, 2017, Cordial filed a motion to dismiss. On September 12, 2017, the Court held a hearing on the motion to dismiss. On November 2, 2017, the Court granted the motion to dismiss which was entered on November 13, 2017. On December 22, 2017, XpresSpa filed a notice of appeal.

In re Chen et al.

In March 2015, four former XpresSpa employees who worked at XpresSpa locations in John F. Kennedy International Airport and LaGuardia Airport filed a putative class and collective action wage-hour litigation in the United States District Court, Eastern District of New York. In re Chen et al., CV 15-1347 (E.D.N.Y.). Plaintiffs claim that they and other spa technicians around the country were misclassified as exempt commissioned salespersons under Section 7(i) of the federal Fair Labor Standards Act (“FLSA”). Plaintiffs also assert class claims for unpaid overtime on behalf of New York spa technicians under the New York Labor Law, and discriminatory employment practices under New York State and City laws. On July 1, 2015, the plaintiffs moved to have the court authorize notice of the FLSA misclassification claim sent to all employees in the spa technician job classification at XpresSpa locations around the country in the last three years. Defendants opposed the motion. On February 16, 2016, the Magistrate Judge assigned to the case issued a Report & Recommendation, recommending that the District Court Judge grant the plaintiffs’ motion. On March 1, 2016, the defendants filed Opposition to the Magistrate Judge’s Report & Recommendation, arguing that the District Court Judge should reject the Magistrate Judge’s findings. On September 23, 2016, the court ruled in favor of the plaintiffs and conditionally certified the class. The parties held a mediation on February 28, 2017 and reached an agreement on a settlement in principle. On September 6, 2017, the parties entered into a settlement agreement. On September 15, 2017, the parties filed a motion for settlement approval with the Court; this motion is pending. In October 2017, XpresSpa paid the agreed-upon settlement amount to the settlement claims administrator to be held in escrow pending a fairness hearing and final approval by the Court.

Intellectual Property

Our intellectual property operating segment is engaged in litigation, for which no liability is recorded, as we do not expect a material negative outcome.

Corporate

Binn v. FORM Holdings Corp. et al.

On November 6, 2017, Moreton Binn and Marisol F, LLC, former stockholders of XpresSpa, filed a lawsuit against the Company and its directors in the United States District Court for the Southern District of New York. The lawsuit alleges violations of various sections of the Exchange Act, material omissions and misrepresentations (negligent and fraudulent), fraudulent omission, expropriation, breach of fiduciary duties, aiding and abetting, and unjust enrichment in the defendants’ conduct related to the Company’s acquisition of XpresSpa, and seeks rescission of the transaction, damages, equitable and injunctive relief, fees and costs, and various other relief. On January 17, 2018, the defendants filed a motion to dismiss the complaint. On February 7, 2018, the plaintiffs amended their complaint. On February 28, 2018, the defendants filed a motion to dismiss the amended complaint. On March 21, 2018, the plaintiffs filed an opposition to the motion to dismiss the amended complaint. The defendants’ reply in further support of the motion to dismiss the amended complaint is due March 30, 2018.

In addition to those matters specifically set forth herein, the Company and its subsidiaries are involved in various other claims and legal actions that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial position, results of operations, liquidity, or capital resources. However, a significant increase in the number of these claims, or one or more successful claims under which the Company incurs greater liabilities than the Company currently anticipates, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.

In the event that an action is brought against us or one of our subsidiaries, we will investigate the allegation and vigorously defend ourselves.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.01 per share, which was previously listed on the Nasdaq Capital Market under the trading symbol “FH,” has been listed under the trading symbol “XSPA” since January 8, 2018. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq Capital Market:

	High	Low
Year ended December 31, 2017
First quarter	$2.60	$2.05
Second quarter	$2.08	$1.54
Third quarter	$1.64	$1.12
Fourth quarter	$1.72	$1.08

	High	Low
Year ended December 31, 2016
First quarter	$2.80	$1.18
Second quarter	$2.47	$1.48
Third quarter	$2.90	$1.79
Fourth quarter	$4.05	$1.99

Stockholders

As of March 15, 2018, we had 50 stockholders of record of the 26,581,067 outstanding shares of our common stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

None.

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

Overview

On January 5, 2018, we changed our name to XpresSpa Group, Inc. from FORM Holdings Corp. as part of a rebranding that aligned our corporate strategy to build a pure-play health and wellness services company. We have two operating segments: wellness and intellectual property.

Our wellness operating segment consists of XpresSpa, which is a leading airport retailer of spa services. XpresSpa is a well-recognized airport spa brand with 56 locations, consisting of 51 domestic and 5 international, as of December 31, 2017. XpresSpa offers travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. During 2017 and 2016, our wellness operating segment generated $48,373,000 and $811,000 of revenue, respectively (2016 results include eight days of operations from the acquisition on December 23, 2016 to December 31, 2016).

Our intellectual property operating segment is engaged in the monetization of patents related to content and ad delivery, remote monitoring and computing technologies. During 2017 and 2016, this operating segment generated $450,000 and $11,175,000 of revenue, respectively.

In October 2017, we completed the sale of FLI Charge and in March 2018, we completed the sale of Group Mobile. These two entities previously comprised our technology operating segment. The results of operations for FLI Charge and Group Mobile are presented in the consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations. The carrying amounts of assets and liabilities belonging to Group Mobile as of December 31, 2017, and FLI Charge and Group Mobile as of December 31, 2016, are presented in the consolidated balance sheets as assets held for disposal and liabilities held for disposal, respectively.

Our Strategy and Outlook

We expect most of our revenue to continue to be generated from our wellness operating segment through XpresSpa.

XpresSpa regularly measures comparable store sales, which it defines as current period sales from stores opened more than 12 months compared to those same stores’ sales in the prior year period (“Comp Store Sales”). The measurement of Comp Store Sales on a daily, weekly, monthly, quarterly and year-to-date basis provides an additional perspective on XpresSpa’s total sales growth when considering the influence of new unit contribution. A reconciliation between Comp Store Sales and total revenue as reported on the financial statements is presented below:

	2017			2016 (unaudited)%
	Comp Store	Non-Comp Store	Total	Comp Store	Non-Comp Store	Total
Revenue	$42,502,000	$5,871,000	$48,373,000	$41,277,000	$2,543,000	$43,820,000	3%

Comp Store Sales increased 3% during the year-ended December 31, 2017 as compared to the same period in 2016. As of December 31, 2017, XpresSpa had 56 open locations; during the year, XpresSpa opened nine new locations, including one location internationally, and closed five underperforming locations.

We plan to grow XpresSpa by:

•	continuing to focus on spa-level productivity and leveraging retail partnerships, such as Dermalogica and Essie, to increase units per transaction, which will contribute into the growth of the Comp Store Sales;

•	through the opening of new locations; and

•	through our franchising program, which was approved in January 2018.

Full-Year 2017 Adjusted EBITDA

The table below provides a summary of the wellness operating segment’s performance by quarter during 2017:

	Quarter-Ended
	March 31	June 30	September 30	December 31	Total Wellness
Total revenue	$10,984,000	$12,927,000	$12,652,000	$11,810,000	$48,373,000

Cost of sales
Labor	5,309,000	5,783,000	6,458,000	6,777,000	24,327,000
Occupancy	1,771,000	1,983,000	1,950,000	1,917,000	7,621,000
Product, supplies and other operating costs	1,755,000	2,635,000	1,939,000	709,000	7,038,000
Total cost of sales	8,835,000	10,401,000	10,347,000	9,403,000	38,986,000

Gross profit	2,149,000	2,526,000	2,305,000	2,407,000	9,387,000
Gross profit as a % of total revenue	19.6%	19.6%	18.2%	20.4%	19.4%

Depreciation and amortization
Depreciation	1,129,000	2,327,000	1,110,000	984,000	5,550,000
Amortization	586,000	592,000	597,000	600,000	2,375,000
Total depreciation and amortization	1,715,000	2,919,000	1,707,000	1,584,000	7,925,000

Total general and administrative	2,805,000	1,599,000	2,237,000	2,071,000	8,712,000

Operating loss from continuing operations	(2,371,000)	(1,992,000)	(1,639,000)	(1,248,000)	(7,250,000)

Plus:
Depreciation and amortization	1,715,000	2,919,000	1,707,000	1,584,000	7,925,000
Merger and acquisition, integration and one-time costs	484,000	200,000	529,000	50,000	1,263,000

Adjusted EBITDA income (loss)	$(172,000)	$1,127,000	$597,000	$386,000	$1,938,000

Merger and acquisition, integration and one-time costs relate to the following:

•	One-time costs related to the interruption of business due to hurricanes that affected our locations in Houston, Texas, Miami and Orlando, Florida, and Atlanta, Georgia. These one-time costs of $200,000, which were incurred in the third quarter of 2017, directly impacted our cost of sales.

•	Integration costs related to the acquisition and corporate function consolidation, which were recorded in general and administrative expense, of approximately $1,063,000.

We use GAAP and non-GAAP measurements to assess the trends in our business. With respect to XpresSpa, we review its Adjusted EBITDA, a non-GAAP measure, which we define as earnings before interest, tax, depreciation and amortization expense, excluding merger and acquisition, integration and one-time costs and stock-based compensation.

The table below shows the reconciliation from the nearest U.S. GAAP measure to adjusted EBITDA on both a segment and consolidated level.

	Wellness	Intellectual Property	Corporate	Total
Operating loss from continuing operations	$(7,250,000)	$9,000	$(7,832,000)	$(15,073,000)

Plus:
Depreciation and amortization	7,925,000	23,000	28,000	7,976,000
Merger and acquisition, integration and one-time costs	1,263,000	—	152,000	1,415,000
Stock-based compensation expense	—	—	2,177,000	2,177,000

Adjusted EBITDA income (loss)	$1,938,000	$32,000	$(5,475,000)	$(3,505,000)

Adjusted EBITDA is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. Reconciliations of operating loss for the wellness operating segment and for the overall Company for the year-ended December 31, 2017 to Adjusted EBITDA income (loss) are presented in the tables above.

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

Results of Operations

Revenue

We recognize revenue for the wellness operating segment from the sale of XpresSpa products and services at the point of sale, net of discounts and applicable sales taxes. Revenue from the XpresSpa wholesale and e-commerce businesses are recorded at the time goods are shipped. We exclude all sales taxes assessed to our customers. Sales taxes assessed on revenues are included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets until remitted to the state agencies.

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

Cost of sales

Cost of sales for our wellness operating segment consists of store-level costs. Store-level costs include all costs that are directly attributable to the store operations and include:

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

Amortization of our intangible assets are recognized on a straight-line basis over the remaining useful life of the intangible assets. Impairment charges related to our intangible assets are recorded when an impairment indicator exists and the carrying amount of the related asset exceeds its fair value.

General and administrative

General and administrative expenses include management and administrative personnel, public and investor relations, overhead/office costs, insurance and various other professional fees, as well as sales and marketing costs and stock-based compensation for management and administrative personnel.

Non-operating income (expense)

Non-operating income (expense) includes transaction gains (losses) from foreign exchange rate differences, bank charges, deposits, interest related to outstanding debt, as well as fair value adjustments related to our derivative warrant liabilities. The value of these derivative warrant liabilities is highly influenced by assumptions used in its valuation, as well as by our stock price as of the period end (revaluation date).

Income taxes

On December 22, 2017, the United States government enacted comprehensive tax reform, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Tax Act makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among other changes, that will generally be effective for tax years beginning after December 31, 2017.

As of December 31, 2017, deferred tax assets generated from our activities in the United States were offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be generated before such net operating loss carryforwards expire.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise’s chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. We conduct our business through two operating segments, which are also our reportable segments: wellness and intellectual property. It should be noted that the segment reporting for wellness for 2016 only covers the period following the closing of the acquisition of XpresSpa on December 23, 2016 through our fiscal year end on December 31, 2016. We previously had a third operating segment, technology, which was comprised of our FLI Charge and Group Mobile businesses. The technology operating segment was discontinued due to the sale of FLI Charge in October 2017 and sale of Group Mobile in March 2018. The results of operations for FLI Charge and Group Mobile are presented in the consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations.

Organizing our business through two operating segments allows us to align our resources and manage the operations. We determine our operating segments based on a number of factors our management uses to evaluate and run our business operations, including similarities of customers, products and technology. Our Chief Executive Officer is our CODM, who regularly reviews operating segment revenue and operating income (loss) when assessing financial results of operating segments and allocating resources.

We measure the performance of our operating segments based upon operating segment revenue and operating income (loss). Segment operating income (loss) includes revenue and expenses incurred directly by the operating segment, including cost of sales and selling, marketing, and general and administrative costs. General and administrative costs are allocated amongst the operating segments and non-operating corporate segment.

Year-ended December 31, 2017 compared to the year-ended December 31, 2016

Revenue

We generate revenue through each of our operating segments.

	Year ended December 31,
	2017	2016	Change
Wellness	$48,373,000	$811,000	$47,562,000
Intellectual property	450,000	11,175,000	(10,725,000)
Total revenue	$48,823,000	$11,986,000	$36,837,000

During the year-ended December 31, 2017, we recorded total revenue of $48,823,000, which represents an increase of $36,837,000, or 307.3%, as compared to $11,986,000 recorded in the year-ended December 31, 2016. The increase was primarily attributable to a full year of revenue generated at XpresSpa of $48,373,000 during 2017. Following its acquisition on December 23, 2016, only eight days of revenue were recognized from XpresSpa in 2016, which totaled $811,000; on an unaudited basis, XpresSpa generated revenue of $43,820,000 in 2016. During 2017, XpresSpa’s sales were comprised of the following: 81% service, 18% retail, and 1% related to cryotherapy and loungers.

The intellectual property operating segment generated revenue of $450,000 during the year-ended December 31, 2017, a decrease of $10,725,000 from the same period in 2016. The intellectual property operating segment’s revenue of $11,175,000 for the year-ended December 31, 2016 was mainly due to a one-time payment of $8,900,000 received in connection with a particular license and settlement agreement.

We plan to grow XpresSpa’s revenue through a combination of increases in sales at our existing XpresSpa locations and the addition of new locations. For our intellectual property operating segment, we intend to continue to monetize our existing portfolio through licensing and strategic partnerships.

Cost of sales

	Year ended December 31,
	2017	2016	Change
Wellness	$38,986,000	$404,000	$38,582,000
Intellectual property	357,000	6,334,000	(5,977,000)
Total cost of sales	$39,343,000	$6,738,000	$32,605,000

During the year-ended December 31, 2017, we recorded total cost of sales of $39,343,000. The increase in cost of sales of $32,605,000, or 483.9%, was primarily due to the direct costs associated with the revenue generated at our XpresSpa locations. For the wellness operating segment, the largest component in the cost of sales are labor costs at the store-level, as our associates receive commission-based compensation as well as additional incentives based on individual and store performance. Cost of sales also includes rent and related occupancy costs, which are also a percentage of sales, as well as product costs directly associated with the procurement of retail inventory and other operating costs.

We expect to continue to recognize higher cost of sales in 2018, especially for our wellness operating segment, as we plan to grow XpresSpa’s Comp Store Sales and continue to open new locations.

Depreciation, amortization, and impairment

	Year ended December 31,
	2017	2016	Change
Depreciation, amortization, and impairment	$7,976,000	$13,254,000	$(5,278,000)

Depreciation expense relating to our property and equipment for the year-ended December 31, 2017 was $5,573,000 and includes $3,862,000 of depreciation related to leasehold improvements at XpresSpa locations, which is our main category of property and equipment. Included in the depreciation expense from continuing operations for the year-ended December 31, 2017 is $1,131,000 of accelerated depreciation related to the closure of one of XpresSpa’s JFK locations in June 2017. Amortization expense relating to our intangible assets for the year-ended December 31, 2017 was approximately $2,403,000 of which $2,220,000 related to the amortization of the trade name assets, which were the primary intangible assets acquired in the purchase of XpresSpa in December 2016. There was no impairment expense recorded during the year-ended December 31, 2017.

During the year ended December 31, 2016, we determined that there were impairment indicators related to certain of our patents. A significant factor considered when making this determination occurred on May 6, 2016, when we changed the name of our company from “Vringo, Inc.” to “FORM Holdings Corp.” and concurrently announced our repositioning as a holding company of small and middle market growth companies. We concluded that this factor was deemed a “triggering” event, which required the related patent assets to be tested for impairment. In performing this impairment test, we determined that the patent portfolios, which together represent an asset group, were subject to impairment testing. In the first step of the impairment test, we utilized our projections of future undiscounted cash flows based on our existing plans for the patents. As a result, it was determined that our projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, we performed the second step of the impairment test to measure the potential impairment by calculating the asset group’s fair value as of May 6, 2016. As a result, following amortization for the month of April, we recorded an impairment charge of $11,937,000, or 88.7% of the carrying value of the patents prior to impairment, which resulted in a new carrying value of $1,526,000 on May 6, 2016. Following the impairment, we re-evaluated the remaining useful life and concluded that there were no changes.

General and administrative

	Year ended December 31,
	2017	2016	Change
General and administrative	$16,577,000	$9,702,000	$6,875,000

During the year-ended December 31, 2017, general and administrative expenses increased by $6,875,000, or 70.9%, to $16,577,000, compared to $9,702,000 that was recorded during the year-ended December 31, 2016. The overall increase was primarily due to merger and acquisition costs related to our acquisition of XpresSpa and increased general and administrative costs associated with XpresSpa, which we acquired on December 23, 2016 and, as such, had only eight days of general and administrative expenses for the year-ended December 31, 2016. In addition, included in the general and administrative expenses, are $2,177,000 and $2,225,000 of stock-based compensation for the year-ended December 31, 2017 and 2016, respectively.

In relation to our acquisition of XpresSpa, we incurred $1,263,000 of expenses related to the transaction, including legal costs, financial and legal diligence, tax accounting, and valuation.

Following our acquisition of XpresSpa, we incurred approximately $445,000 of general and administrative expenses during the period from the closing of the acquisition on December 23, 2016 until December 31, 2016. These costs mainly related to rent and payroll expenses.

Our expectations are that our general and administrative expenses will decrease in the future, as we completed the sale of FLI Charge in October 2017 and Group Mobile in March 2018, integrated our wellness operating segment and corporate functions, and began to realize savings as we leverage economies of scale.

Non-operating expense, net

	Year ended December 31,
	2017	2016	Change
Non-operating expense, net	$(928,000)	$(1,571,000)	$643,000

During the year-ended December 31, 2017, we recorded net non-operating expense in the amount of $928,000 compared to net non-operating expense in the amount of $1,571,000 recorded during the year ended December 31, 2016. The net non-operating expense of $928,000 during 2017 was mainly comprised of $731,000 of interest expense related to a credit agreement and secured promissory note (the “Debt”) with Rockmore Investment Master Fund Ltd. (“Rockmore”) and $470,000 of finance expenses recorded by our wellness operating segment. The net non-operating expenses were reduced by a gain of $225,000 on the revaluation of our derivative warrant liabilities and other non-operating income items.

For the year-ended December 31, 2016, we recorded interest expense of $1,698,000 and a loss on the extinguishment of debt of $472,000 related to senior secured notes that were repaid in full on July 1, 2016. The net non-operating expenses were mainly reduced by a gain of $438,000 on the revaluation of our derivative warrant liabilities, a gain of $146,000 attributable to the foreign exchange related to our deposits with courts in foreign jurisdictions prior to them being returned during the first half of 2016, and other non-operating income items.

We expect that our non-operating income (expense) will remain highly volatile, and we may choose to fund our operations through additional financing. In particular, non-operating income (expense) will be affected by the adjustments to the fair value of our derivative instruments. Fair value of these derivative instruments depends on a variety of assumptions, such as estimations regarding triggering of down-round protection and estimated future share price. An estimated increase in the price of our common stock would increase the value of the warrants and thus result in a loss on our statements of operations.

Discontinued Operations

In October 2017, we completed the sale of FLI Charge and in March 2018, we completed the sale of Group Mobile. These two entities previously comprised our technology operating segment. The results of operations for FLI Charge and Group Mobile are presented in the consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations. The discontinued operations had a loss $12,277,000 for the year-ended December 31, 2017, an increase of $7,553,000 from the loss of $4,724,000 for discontinued operations for the year-ended December 31, 2016.

Taxes on Income

On December 22, 2017, the United States government enacted the Tax Act, which makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among other changes, that will generally be effective for tax years beginning after December 31, 2017.

As of December 31, 2017, our estimated aggregate total NOLs were approximately $159,007,000 for United States federal, state and local purposes expiring 20 years from the respective tax years to which they relate. The NOL amounts are presented before Internal Revenue Code, Section 382 limitations (“Section 382”). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOLs and tax credits in the event of an ownership change of a corporation. Thus, our ability to utilize all such NOLs and credit carryforwards may be limited. The NOLs available following our merger completed in 2012 that are not subject to limitation amount to $119,406,000. The remaining NOLs of $39,601,000 are subject to the limitation of Section 382. The annual limitation is approximately $2,000,000.

We did not have any material unrecognized tax benefits as of December 31, 2017. We do not expect to record any additional material provisions for unrecognized tax benefits within the next year.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for current and new XpresSpa locations for our wellness operating segment. As of December 31, 2017, we had cash and cash equivalents of $6,368,000 that we expect to utilize, along with cash flows from operations, to provide capital to support the growth of our business, primarily through opening new XpresSpa locations, maintaining our existing XpresSpa locations, and purchasing inventory for XpresSpa to support anticipated growth in sales and maintaining corporate functions. In addition, we have approximately $3,279,000 of note and loan receivables, inventory and other current assets to support our working capital needs.

Our total cash decreased by $11,542,000 from $17,910,000 as of December 31, 2016 to $6,368,000 as of December 31, 2017.

On July 26, 2017, we entered into the Underwriting Agreement with Roth Capital Partners, LLC, acting as the representative of the Underwriters, relating to the Offering of 6,900,000 shares of XSPA Common Stock including 900,000 shares subject to the Underwriters’ over-allotment option, which was exercised on August 2, 2017 and closed on August 4, 2017. The price to the public in the Offering was $1.10 per share and the Underwriters agreed to purchase the shares of XSPA Common Stock from us pursuant to the Underwriting Agreement at a purchase price of $1.023 per share. Our net proceeds from the Offering were approximately $6,584,000 after deducting underwriting discounts and commissions and other estimated offering expenses.

Below is a summary of the cash expenses and expenditures for the year-ended December 31, 2017:

Cash balance as of December 31, 2016	$17,910,000
Net proceeds from the Offering	6,584,000
Total cash available for use in 2017	24,494,000

Wellness operating segment
Net cash generated from XpresSpa operations	1,938,000
Contributions received from noncontrolling interests	316,000
Merger and acquisition, integration and one-time costs	(1,263,000)
Capital expenditures	(4,712,000)
Payment of pre-XpresSpa acquisition accounts payable	(1,500,000)
Interest paid on the Debt	(731,000)
Security deposits for new leases	(183,000)
Distributions to noncontrolling interests	(452,000)
Other cash expenses	(1,458,000)
Net cash used by wellness operating segment	(8,045,000)

Corporate and intellectual property
Net cash generated from intellectual property operating segment	93,000
Merger and acquisition costs related to the XpresSpa acquisition	(575,000)
Salaries and fringe benefits	(1,820,000)
Directors and officers liability insurance and other insurance payments	(451,000)
Director compensation	(300,000)
State of Delaware franchise tax payments	(328,000)
Tax returns, sales tax, audit, airport audits, valuations	(868,000)
Office rent (not allocated to XpresSpa)	(415,000)
Net cash used in operations and other	(906,000)
Net cash used by intellectual property operating segment and corporate	(5,570,000)

Discontinued operations
Group Mobile and FLI Charge discontinued operations	(4,511,000)
Net cash used by discontinued operations	(4,511,000)

Cash balance as of December 31, 2017	$6,368,000

Based on our current operating plans, we expect to have sufficient funds for at least the next 12 months of operations. In addition, we may choose to raise additional funds in connection with new store openings and potential acquisitions of operating assets, which we expect to be complementary to our wellness operating segment. There can be no assurance, however, that any such opportunities will materialize.

Cash flows

	Year ended December 31,
	2017	2016	Change
Net cash used in operating activities	$(12,172,000)	$(8,441,000)	$(3,731,000)
Net cash provided by (used in) investing activities	$(5,396,000)	$3,474,000	$(8,870,000)
Net cash provided by (used in) financing activities	$6,087,000	$(2,061,000)	$8,148,000

Operating activities

During the year-ended December 31, 2017, net cash used in operating activities totaled $12,172,000, of which $8,761,000 was net cash used in continuing operations and $3,411,000 was net cash used in our discontinued operations. During the year-ended December 31, 2016, net cash used in operating activities totaled $8,441,000, of which $3,429,000 was net cash used in operating activities and $5,012,000 was net cash used in discontinued operations. The increase of cash used in operating activities of $3,731,000 was due to cash used in our daily operations. This was also driven by the fact that 2017 includes a full year of XpresSpa operations as compared to only eight days of operations in 2016, from the date of acquisition on December 23, 2016 through December 31, 2016.

Our net cash used in operating activities is expected to decrease in the future as we have integrated our wellness operating segment and corporate functions and began to realize savings as we leverage economies of scale.

Investing activities

During the year ended December 31, 2017, net cash used in investing activities totaled $5,396,000, of which $4,286,000 was net cash used in continuing operations and $1,110 was net cash used in our discontinued operations, mainly attributable to the net cash used to acquire property and equipment and software. This was driven by capital expenditures for store openings and renovations as well as systems enhancements at both the stores and corporate office. The net cash used was partially reduced by $250,000 received upon the closing of FLI Charge and $150,000 received from the sale of one of our intellectual property operating segment’s patents.

During the year ended December 31, 2016, net cash provided by investing activities totaled $3,474,000, which was comprised of $4,049,000 of net cash provided by continuing operations and $575,000 of net cash used in our discontinued operations. The net cash provided by continuing operations was mainly attributable to the cash acquired as a direct result of the acquisition of XpresSpa as well as from refunds of deposits we had with courts in Germany, Brazil and Romania. These proceeds were offset by $66,000 spent to acquire property and equipment.

We expect that net cash used in investing activities will increase as we intend to continue to open new stores and develop supporting infrastructure and systems for our wellness operating segment.

Financing activities

During the year-ended December 31, 2017, net cash provided by financing activities totaled $6,087,000, which was comprised of $6,448,000 of net cash provided by continuing operations and $361,000 of net cash used in our discontinued operations. Included in the net cash provided by continuing operations are net proceeds of $6,584,000 received from the Offering in July and $316,000 from contributions made by certain of XpresSpa’s ACDBE partners, offset by distribution payments to XpresSpa’s ACDBE partners of $452,000.

During the year ended December 31, 2016, net cash used in financing activities totaled $2,061,000, which was all attributable to continuing operations and was comprised of $2,011,000 of net cash used to repay senior secured notes that were repaid in full on July 1, 2016 and $50,000 paid related to expenses incurred as a result of a debt modification to the senior secured notes prior to repayment.

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

We may also choose to raise additional funds in connection with any acquisitions that we may pursue. There can be no assurance, however, that any such opportunity will materialize. Moreover, any such financing would most likely be dilutive to our current stockholders.

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

Critical Accounting Policies

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the year ended December 31, 2017, which appear elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we used in preparing our consolidated financial statements for the year ended December 31, 2017.

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

Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other. We have two reporting units for purposes of evaluating goodwill impairment and perform our annual goodwill impairment test on December 31. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not need to perform the two-step impairment test for the reporting unit. If we cannot support such a conclusion or do not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill.

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

There were no indications of impairment as of December 31, 2017 for our continuing operations. See “Note 17 – Discontinued Operations and Assets and Liabilities Held for Disposal” for impairment charges pertaining to our discontinued operations for the year-ended December 31, 2017.

Intangible assets

Intangible assets include trade names, customer relationships, and technology, which were acquired as part of the acquisition of XpresSpa in December 2016 and are recorded based on the estimated fair value in purchase price allocation. Intangible assets also include purchased patents. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

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

Fair value measurements

Our derivative warrant liabilities are measured at fair value. Such liabilities are classified within Level 3 of the fair value hierarchy because they are valued using the Black-Scholes-Merton (“Black-Scholes”) and the Monte-Carlo models (as these warrants include down-round protection clauses), which utilize significant inputs that are unobservable in the market. The inputs to estimate the fair value of our derivative warrant liabilities are the current market price of our common stock, the exercise price of the warrant, the warrants’ remaining expected term, the volatility of our common stock price, our assumptions regarding the probability and timing of a down-round protection triggering event and the risk-free interest rate. The tables below illustrate the unobservable inputs estimated by management on the respective balance sheet dates:

December 31, 2017:

Description	Valuation technique	Unobservable inputs	Range
May 2015 Warrants	Black-Scholes	Volatility	39.64%
		Risk-free interest rate	1.88%
		Expected term, in years	2.34
		Dividend yield	0.00%

December 31, 2016:

Description	Valuation technique	Unobservable inputs	Range
May 2015 Warrants	Black-Scholes	Volatility	45.15%
		Risk free interest rate	1.57%
		Expected term, in years	3.34
		Dividend yield	0.00%

The fair value measurements of the derivative warrant liabilities are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the related inputs. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement. Generally, an increase in the market price of our common stock, an increase in the volatility of our common stock, an increase in the remaining term of the warrants, or an increase of a probability of a down-round triggering event would each result in a directionally similar change in the estimated fair value of our derivative warrant liabilities. Such changes would increase the associated liability while decreases in these assumptions would decrease the associated liability. An increase in the risk-free interest rate or a decrease in the positive differential between the warrants’ exercise price and the market price of our common stock would result in a decrease in the estimated fair value measurement of the warrants and thus a decrease in the associated liability. We have not, and do not plan to, declare dividends on our common stock and, as such, there is no change in the estimated fair value of the derivative warrant liabilities due to the dividend assumption. Had we made different assumptions about the inputs noted above, the recorded gain or loss, our net loss and net loss per share amounts could have been significantly different.

Stock-based compensation

Stock-based compensation is recognized as an expense in the accompanying consolidated statements of operations and comprehensive loss and such cost is measured at the grant-date fair value of the equity-settled award. The fair value of stock options is estimated as of the date of grant using the Black-Scholes model. The expense is recognized on a straight-line basis over the requisite service period. We use the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past. The contractual life of options granted under our 2006 and 2012 option plans are 6 and 10 years, respectively. Since our Company lacks sufficient history, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve as of the date of grant.

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

On December 22, 2017, the United States government enacted the Tax Act, which makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among other changes, that will generally be effective for tax years beginning after December 31, 2017.

Segment reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise’s CODM in deciding how to allocate resources and in assessing performance. We conduct our business through two operating segments, which are also our reportable segments: wellness and intellectual property. It should be noted that the segment reporting for wellness in 2016 only covers the period following the closing of the acquisition of XpresSpa on December 23, 2016 through our fiscal year end on December 31, 2016. We previously had a third operating segment, technology, which was comprised of our FLI Charge and Group Mobile businesses. The technology operating segment was discontinued due to the sale of FLI Charge in October 2017 and sale of Group Mobile in March 2018. The results of operations for FLI Charge and Group Mobile are presented in the consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations. The carrying amounts of assets and liabilities belonging to Group Mobile as of December 31, 2017, and FLI Charge and Group Mobile as of December 31, 2016, are presented in the consolidated balance sheets as assets held for disposal and liabilities held for disposal, respectively.

Organizing our business through two operating segments allows us to align our resources, review and monitor performance, and make operating decisions. We determine our operating segments based on a number of factors our management uses to evaluate and run our business operations, including similarities of customers, products and technology. Our CODM regularly reviews operating segment revenue and operating income (loss) when assessing financial results of operating segments and allocating resources.

We measure the performance of our operating segments based upon operating segment revenue and operating income (loss). Operating segment operating income (loss) includes revenue and expenses incurred directly by the operating segment, including material costs, service costs, research and development and selling, marketing, and administrative expenses. Each operating segment records their respective general and administrative costs with the exception of the intellectual property operating segment, which has minimal general and administrative costs so they are combined with those of the non-operating corporate segment. No revenue from transactions between our operating segments was recorded.

Recently issued accounting pronouncements

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)

The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance was amended in July 2015 and is effective for annual reporting periods beginning after December 15, 2017. We are currently in the final stage of assessing the impact of the adoption on our consolidated financial statements. We do not expect for there to be an impact on revenue recognition for our wellness operating segment, as the revenue is recognized when the service is performed and payment is collected from the customer. We do not expect for there to be an impact on revenue recognition for our intellectual property operating segment, as revenue is recognized upon execution of a settlement and/or licensing agreement, receipt of an upfront fee, and when all other revenue recognition criteria have been met, as we have no further obligation, including no express or implied obligation on our part to maintain or upgrade the related technology, or provide future support or services.

ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory

This standard requires an entity to measure in-scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Adoption of this ASU did not have a material impact on our consolidated financial statements.

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

ASU No. 2016-02, Leases (Topic 842)

This standard provides new guidance related to accounting for leases and supersedes United States GAAP on lease accounting with the intent to increase transparency. This standard requires operating leases to be recorded on the balance sheet as assets and liabilities and requires disclosure of key information about leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations and comprehensive loss. The adoption will require a modified retrospective approach at the beginning of the earliest period presented. The new standard is effective for the fiscal year beginning after December 15, 2018, with early adoption permitted. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements, but we expect that it will result in a significant increase in our long-term assets and liabilities.

ASU No. 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments

This standard clarifies the steps required to assess whether a call or put option meets the criteria for bifurcation as an embedded derivative. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Adoption of this ASU did not have a material impact on our consolidated financial statements.

ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

This standard provides new guidance to simplify the accounting for stock-based payments and addresses the treatment of income tax consequences including classification of awards as either equity or liabilities, and classification on the statement of cash flows in financing or operating cash flows, respectively. The standard permits us to elect a policy whereby forfeitures are accounted for as they occur rather than on an estimated basis. The new standard is effective for the fiscal year beginning after December 15, 2016, with early adoption permitted. Adoption of this ASU did not have a material impact on our consolidated financial statements.

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

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts, Cash Payments, and Restricted Stock

This standard provides new guidance to help clarify whether certain items should be categorized as operating, investing, or financing in the statement of cash flows. This ASU No. 2016-15 provides guidance on eight specific cash flow issues. The new standard is effective for the fiscal year beginning after December 15, 2017, with early adoption permitted. Adoption of this ASU did not have a material impact on our consolidated financial statements.

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

ASU No. 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting

This standard provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017; early adoption is permitted. Adoption of this ASU did not have a material impact on our consolidated financial statements.

ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

This standard was created to provide more specific guidance and to simplify the application of hedge accounting in current U.S. GAAP to facilitate financial reporting that more closely reflects an entity’s risk management activities. The new standard is effective for the fiscal year beginning after December 15, 2018. We are currently in the process of evaluating the potential impact of the adoption on our consolidated financial statements.

ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

This standard provides guidance on the reclassification of certain tax effects from AOCI to retained earnings in the period in which the effects of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. The new standard is effective for the fiscal year beginning after December 15, 2018. We are currently in the process of evaluating the potential impact of the adoption on our consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on our assessment, management believes that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2018 Annual Meeting of Stockholders to be filed with the SEC under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” is incorporated by reference in this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2018 Annual Meeting of Stockholders to be filed with the SEC under the captions “Executive Officer and Director Compensation” and “Management and Corporate Governance” and is incorporated by reference in this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2018 Annual Meeting of Stockholders to be filed with the SEC under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference in this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2018 Annual Meeting of Stockholders to be filed with the SEC under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” and is incorporated by reference in this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2018 Annual Meeting of Stockholders to be filed with the SEC under the caption “Independent Registered Public Accounting Firm” and is incorporated by reference in this Item 14.

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

(a)(3) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibits Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC, the unitholders of XpresSpa who are parties thereto and Mistral XH Representative, LLC, as representative of the unitholders, dated as of August 8, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2016)

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated September 8, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 9, 2016)

2.3	Amendment No. 2 to Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated October 25, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 25, 2016)

3.1	Amended and Restated Certificate of Incorporation, as amended as of November 28, 2016 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 5, 2016)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated January 5, 2018 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 5, 2018)

3.3	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on January 5, 2018)

3.4	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.2 to our Current Report on Form 8-K filed on July 20, 2012)

3.5	Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

3.6	Certificate of Designation of Series C Junior Participating Preferred Stock (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on March 21, 2016)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 23, 2016).

4.1	Specimen common stock certificate (incorporated by reference from our Registration Statement on Form S-1 filed on May 18, 2010)

4.2	Form of Warrant Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010)

4.3	Form of Special Bridge Warrants (incorporated by reference from our Registration Statement on Form S-1 filed on January 29, 2010)

4.4†	Form of Management Option Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010)

4.5	Form of Preferential Reload Warrant (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 15, 2012)

4.6	Form of Reload Warrants (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 15, 2012)

4.7	Form of Series 1 Warrant (incorporated by reference from Annex F to our Registration Statement on Form S-4 (File No. 333-180609) originally filed with the SEC on April 6, 2012)

4.8	Form of Series 2 Warrant (incorporated by reference from Annex G to our Registration Statement on Form S-4 (File No. 333-180609) originally filed with the SEC on April 6, 2012)

4.9	Form of Warrant, dated June 20, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 30, 2014 filed on August 6, 2014)

4.10	Form of Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

4.11	Form of Notes (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

4.12	Form of Warrant (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

4.13	Form of Base Indenture between Vringo, Inc. and Computershare Trust Company, N.A. (incorporated by reference from Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

4.14	Form of First Supplemental Indenture (incorporated by reference from Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

4.15	Section 382 Rights Agreement, dated as of March 18, 2016, between Vringo, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designation of Series C Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 21, 2016)

4.16	Form of Warrant to Purchase Shares of Common Stock of FORM Holdings Corp. (incorporated by reference from Annex F to our Registration Statement on Form S-4 filed with the SEC on October 26, 2016)

10.1†	Vringo, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated by reference from Appendix C of our Proxy Statement on Schedule 14A (DEF 14A) filed with the SEC on September 25, 2015)

10.2†	Form of Stock Option Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.3†	Form of Restricted Stock Unit Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.4	Form of Indemnification Agreement, dated January 31, 2013, by and between Vringo, Inc. and each of its Directors and Executive Officer (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2012 filed on March 21, 2013)

10.5	Subscription Agreement, dated as of August 8, 2016, by and between FORM Holdings Corp. and Mistral Spa Holdings, LLC (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2016)

10.6	Subscription Agreement and Joinder, dated as of August 8, 2016, by and between XpresSpa Holdings, LLC and FORM Holdings Corp (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 8, 2016)

10.7†	FORM Holdings Corp. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 28, 2016)

10.8†	Independent Director’s Agreement, by and between FORM Holdings Corp. and Andrew R. Heyer, dated as of December 23, 2016 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.9*††	Confidential Settlement and Patent Assignment Agreement by and between FORM Holdings Corp. and Nokia Corporation dated as of December 5, 2016 (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2016 filed on March 30, 2017)

10.10	Form of Stock Purchase Agreement, dated as of February 2, 2016, by and between FORM Holdings Corp., Excalibur Integrated Systems, Inc., each of the holders of the capital stock of Excalibur, and the sellers’ representative (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 3, 2017)

10.11†	Employment Agreement, dated February 13, 2013, by and between Vringo, Inc. and Cliff Weinstein (incorporated by reference from Exhibit 10.14 to our Annual Report on Form 10-K filed with the SEC on March 10, 2016)

10.12†	Amendment to Employment Agreement dated October 13, 2015, by and between Vringo, Inc. and Cliff Weinstein (incorporated by reference from Exhibit 10.24 to our Annual Report on Form 10-K filed with the SEC on March 10, 2016)

10.13†	Amendment to Employment Agreement dated January 18, 2017, by and between FORM Holdings Corp. and Cliff Weinstein (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017)

10.14†	Amendment to Employment Agreement dated May 15, 2017, by and between FORM Holdings Corp. and Cliff Weinstein (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 5, 2017)

10.15†	Executive Employment Agreement, dated January 20, 2017, by and between FORM Holdings Corp. and Edward Jankowski (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017)

10.16†	Executive Employment Agreement, dated January 18, 2017, by and between FORM Holdings Corp. and Andrew Perlman (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017)

10.17†	Executive Employment Agreement, dated January 17, 2017, by and between FORM Holdings Corp. and Anastasia Nyrkovskaya (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017)

10.18†	Executive Employment Agreement, dated January 17, 2017, by and between FORM Holdings Corp. and Jason Charkow (incorporated by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017)

10.19	Membership Purchase Agreement dated as of March 7, 2018 by and among Route1 Security Corporation, Route1 Inc. and XpresSpa Group, Inc. (incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 26, 2018)

21*	Subsidiaries of XpresSpa Group, Inc.

23.1*	Consent of CohnReznick LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

††	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

Exhibit XpresSpa Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of XpresSpa Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XpresSpa Group, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2015.

Jericho, New York
March 29, 2018

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Current assets
Cash and cash equivalents	$6,368	$17,910
Inventory	1,159	2,506
Other current assets	2,120	1,637
Assets held for disposal	6,446	8,446
Total current assets	16,093	30,499

Restricted cash	487	638
Property and equipment, net	15,797	16,266
Intangible assets, net	11,547	13,719
Goodwill	19,630	20,303
Other assets	1,686	1,382
Total assets	$65,240	$82,807

Current liabilities
Accounts payable, accrued expenses and other current liabilities	$8,736	$10,990
Liabilities held for disposal	3,761	783
Total current liabilities	12,497	11,773

Long-term liabilities
Debt	6,500	6,500
Other liabilities	404	365
Total liabilities	19,401	18,638
Commitments and contingencies (see Note 19)

Stockholders’ equity
Series A Convertible Preferred stock, $0.01 par value per share; 500,000 shares authorized; 6,968 issued and none outstanding	—	—
Series B Convertible Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; 1,666,667 shares issued and none outstanding	—	—
Series C Junior Preferred stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	—	—
Series D Convertible Preferred Stock, $0.01 par value per share, 500,000 shares authorized; 475,208 shares issued and 420,541 shares outstanding with a liquidation value of $20,186 as of December 31, 2017; 491,427 shares issued and outstanding with a liquidation value of $23,588 as of December 31, 2016	4	5
Common stock, $0.01 par value per share 150,000,000 shares authorized; 26,545,690 and 18,304,881 shares issued and outstanding as of December 31, 2017 and 2016, respectively	265	183
Additional paid-in capital	290,396	280,221
Accumulated deficit	(249,708)	(220,868)
Accumulated other comprehensive loss	(74)	(13)
Total stockholders’ equity attributable to the Company	40,883	59,528
Noncontrolling interests	4,956	4,641
Total stockholders’ equity	45,839	64,169
Total liabilities and stockholders’ equity	$65,240	$82,807

The accompanying notes form an integral part of these consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	For the years ended December 31,
	2017	2016

Revenue
Wellness	$48,373	$811
Intellectual property	450	11,175
Total revenue	48,823	11,986

Cost of sales
Wellness	38,986	404
Intellectual property*	357	6,334
Total cost of sales	39,343	6,738
Depreciation, amortization and impairment	7,976	13,254
General and administrative*	16,577	9,702
Total operating expenses	63,896	29,694
Operating loss from continuing operations	(15,073)	(17,708)
Interest expense	(731)	(1,698)
Extinguishment of debt	—	(472)
Other non-operating income (expense), net	(197)	599
Loss from continuing operations before income taxes	(16,001)	(19,279)
Income tax expense	(111)	—
Consolidated net loss from continuing operations	(16,112)	(19,279)
Loss from discontinued operations before income taxes*	(12,265)	(4,724)
Income tax expense	(12)	—
Consolidated net loss from discontinued operations	(12,277)	(4,724)
Consolidated net loss	(28,389)	(24,003)
Net income attributable to noncontrolling interests	(451)	(3)
Net loss attributable to the Company	$(28,840)	$(24,006)

Consolidated net loss from continuing operations	$(16,112)	$(19,279)
Other comprehensive income (loss) from continuing operations: foreign currency translation	(61)	(13)
Comprehensive loss from continuing operations	(16,173)	(19,292)
Consolidated net loss from discontinued operations	(12,277)	(4,724)
Other comprehensive income (loss) from discontinued operations: foreign currency translation	—	—
Comprehensive loss from discontinued operations	(12,277)	(4,724)
Comprehensive loss	$(28,450)	$(24,016)

Loss per share
Loss per share from continuing operations	$(0.74)	$(1.27)
Loss per share from discontinued operations	(0.55)	(0.31)
Total basic and diluted net loss per share	$(1.29)	$(1.58)
Weighted-average number of shares outstanding during the year
Basic	22,286,983	15,167,292
Diluted	22,286,983	15,167,292

* Includes stock-based compensation expense, as follows:
Intellectual property costs	$—	$223
General and administrative	2,177	2,225
Discontinued operations	568	122
Total stock-based compensation expense	$2,745	$2,570

The accompanying notes form an integral part of these consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred stock	Common stock	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Company equity	Non- controlling interest	Total equity
Balance as of December 31, 2015	$—	$132	$237,246	$(196,862)	$—	$40,516	$—	$40,516
Vesting of restricted stock units (“RSUs”)	—	1	(1)	—	—	—	—	—
Issuance of common stock	—	25	4,770	—	—	4,795	—	4,795
Equity warrants issued for acquisition of XpresSpa	—	—	2,689	—	—	2,689	—	2,689
Shares of common stock issued for acquisition of XpresSpa	—	25	5,200	—	—	5,225	—	5,225
Shares of preferred stock issued for acquisition of XpresSpa	5	—	27,747	—	—	27,752	—	27,752
Stock-based compensation	—	—	2,570	—	—	2,570	—	2,570
Net loss for the year	—	—	—	(24,006)	—	(24,006)	3	(24,003)
Foreign currency translation	—	—	—	—	(13)	(13)	—	(13)
Noncontrolling interests from acquisition of XpresSpa	—	—	—	—	—	—	4,638	4,638
Balance as of December 31, 2016	5	183	280,221	(220,868)	(13)	59,528	4,641	64,169
Issuance of common stock for services	—	—	27	—	—	27	—	27
Shares of common stock issued for acquisition of Excalibur	—	9	1,800	—	—	1,809	—	1,809
Net proceeds from sale and issuance of shares of common stock in public offering	—	69	6,515	—	—	6,584	—	6,584
Decrease in shares of preferred stock issued to XpresSpa sellers	—	—	(908)	—	—	(908)	—	(908)
Conversion of preferred stock to common stock	(1)	4	(4)	—	—	(1)	—	(1)
Stock-based compensation	—	—	2,745	—	—	2,745	—	2,745
Net loss for the year	—	—	—	(28,840)	—	(28,840)	451	(28,389)
Foreign currency translation	—	—	—	—	(61)	(61)	—	(61)
Contributions from noncontrolling interests	—	—	—	—	—	—	316	316
Distributions to noncontrolling interests	—	—	—	—	—	—	(452)	(452)
Balance as of December 31, 2017	$4	$265	$290,396	$(249,708)	$(74)	$40,883	$4,956	$45,839

The accompanying notes form an integral part of these consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2017	2016
Cash flows from operating activities
Consolidated net loss	$(28,389)	$(24,003)
Consolidated net loss from discontinued operations	(12,277)	(4,724)
Consolidated net loss from continuing operations	(16,112)	(19,279)
Adjustments to reconcile consolidated net loss from continuing operations to net cash used in operating activities:
Items not affecting cash flows
Depreciation and amortization	7,976	1,317
Impairment of intangible assets	—	11,937
Amortization of debt discount and debt issuance costs	—	1,871
Stock-based compensation	2,177	2,448
Issuance of warrants	—	(281)
Loss on extinguishment of debt	—	356
Conversion of shares of preferred stock to shares of common stock	(1)	—
Issuance of shares of common stock for services	27	65
Royalties settled by disposal of assets	—	1,750
Gain on disposal of assets	(148)	(564)
Change in fair value of derivative warrant liabilities	(225)	(158)
Contingent liability as a result of acquisition	316	—
Exchange rate loss, net	—	(89)
Changes in assets and liabilities net of effects of acquisition
Decrease in inventory	1,347	74
Decrease (increase) in other current assets and other assets	(636)	284
Decrease in accounts payable, accrued expenses and other current liabilities	(3,114)	(2,880)
Decrease in other liabilities	(368)	(280)
Net cash used in operating activities – continuing operations	(8,761)	(3,429)
Net cash used in operating activities – discontinued operations	(3,411)	(5,012)
Net cash used in operating activities	(12,172)	(8,441)
Cash flows from investing activities
Cash acquired as part of acquisition	26	2,114
Acquisition of property and equipment	(4,479)	(66)
Acquisition of software	(233)	—
Proceeds from the sale of subsidiary	250	—
Proceeds from sale of assets	150	—
Decrease (increase) in deposits	—	2,001
Net cash provided by (used in) investing activities – continuing operations	(4,286)	4,049
Net cash used in investing activities – discontinued operations	(1,110)	(575)
Net cash provided by (used in) investing activities	(5,396)	3,474
Cash flows from financing activities
Net proceeds from sale and issuance of shares of common stock in public offering	6,584	—
Repayment of debt and line of credit	—	(2,011)
Contributions from noncontrolling interests	316	—
Distributions to noncontrolling interests	(452)	—
Debt issuance costs	—	(50)
Net cash provided by (used in) financing activities – continuing operations	6,448	(2,061)
Net cash used in financing activities – discontinued operations	(361)	—
Net cash provided by (used in) financing activities	6,087	(2,061)
Effect of exchange rate changes	(61)	(13)
Decrease in cash and cash equivalents	(11,542)	(7,041)
Cash and cash equivalents at beginning of the year	17,910	24,951
Cash and cash equivalents at end of the year	$6,368	$17,910
Cash paid during the year for
Interest	$731	$40
Non-cash investing and financing transactions
Issuance of shares of common stock to repay debt and interest	$—	$2,996
Issuance of shares of common stock, preferred stock and warrants for the acquisition of XpresSpa	$(908)	$35,666
Issuance of shares of common stock for the acquisition of Excalibur	$1,809	$—

The accompanying notes form an integral part of these consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 1. General

Overview

On January 5, 2018, FORM Holdings Corp. changed its name to XpresSpa Group, Inc. (“XpresSpa Group” or the “Company”). The Company’s common stock, par value $0.01 per share, which had previously been listed under the trading symbol “FH” on the Nasdaq Capital Market, has been listed under the trading symbol “XSPA” since January 8, 2018.

Rebranding to XpresSpa Group aligned the Company’s corporate strategy to build a pure-play health and wellness services company, which the Company commenced following its acquisition of XpresSpa Holdings, LLC (“XpresSpa”) on December 23, 2016. In 2017, the Company recruited employees for positions in both corporate and field teams, accelerated unit growth, reinvested in certain locations and extended leases, significantly streamlined operations, and engaged in new exclusive partnerships that offer XpresSpa customers innovative products and services.

The Company currently has two operating segments: wellness and intellectual property.

The Company’s wellness operating segment consists of XpresSpa, which is a leading airport retailer of spa services. XpresSpa is a well-recognized airport spa brand with 56 locations, consisting of 51 domestic and 5 international locations, as of December 31, 2017. XpresSpa offers travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. During 2017 and 2016, the wellness operating segment generated $48,373 and $811 of revenue, respectively (2016 results include eight days of operations from the acquisition on December 23, 2016 to December 31, 2016).

The Company’s intellectual property operating segment is engaged in the monetization of patents related to content and ad delivery, remote monitoring and computing technologies. During 2017 and 2016, this operating segment generated $450 and $11,175 of revenue, respectively.

In October 2017, the Company completed the sale of FLI Charge, Inc. (“FLI Charge”) and in March 2018, the Company completed the sale of Group Mobile Int’l LLC (“Group Mobile”). These two entities previously comprised the Company’s technology operating segment. The results of operations for FLI Charge and Group Mobile are presented in the consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations. The carrying amounts of assets and liabilities belonging to Group Mobile as of December 31, 2017, and FLI Charge and Group Mobile as of December 31, 2016, are presented in the consolidated balance sheets as assets held for disposal and liabilities held for disposal, respectively.

Wellness

XpresSpa is a leading airport retailer of spa services and related products. As of December 31, 2017, XpresSpa operated 56 total locations in 23 airports in three countries: the United States, Netherlands and United Arab Emirates. Services and products include:

•	massage services for the neck, back, feet and whole body;

•	nail care, such as pedicures, manicures and polish changes;

•	travel products, such as neck pillows, blankets and massage tools; and

•	new offerings, such as cryotherapy services, NormaTec compression services, and Dermalogica personal care services and retail products.

For over 15 years, increased security requirements have led travelers to spend more time at the airport. In addition, in anticipation of the long and often stressful security lines, travelers allow for more time to get through security and, as a result, often experience increased downtime prior to boarding. Consequently, travelers at large airport hubs have idle time in the terminal after passing through security.

XpresSpa was developed to address the stress and idle time spent at the airport, allowing travelers to spend this time productively, by relaxing and focusing on personal care and wellness. XpresSpa is well positioned to benefit from consumers’ growing interest in health and wellness and increasing demand for spa services and related wellness products.

In addition, a confluence of microeconomic events has created favorable conditions for the expansion of retail concepts at airports, in particular retail concepts that attract higher spending from air travelers. The competition for airplane landings has forced airports to lower landing fees, which in turn has necessitated augmenting their retail offerings to offset budget shortfalls. Infrastructure projects at airports across the country, intended to make an airport more desirable to airlines, require funding from bond issuances that in turn rely upon, in part, the expected minimum rent guarantees and expected income from concessionaires.

Intellectual Property

The intellectual property operating segment is engaged in the monetization of patents related to content and ad delivery, remote monitoring and computing technologies.

Recent Developments

Rebranding

On January 5, 2018, the Company changed its name to XpresSpa Group, Inc. from FORM Holdings Corp, which aligned its corporate strategy to build a pure-play health and wellness services company. The Company’s common stock, par value $0.01 per share, which had previously been listed under the trading symbol “FH” on the Nasdaq Capital Market, has been listed under the trading symbol “XSPA” since January 8, 2018.

Dispositions

On October 20, 2017, the Company sold FLI Charge to a group of private investors and FLI Charge management, who now own and operate FLI Charge. On March 22, 2018, the Company sold Group Mobile to a third party. The Company will not be providing any continued management or financing support to FLI Charge or Group Mobile.

Sale of Patents

In January 2018, the Company sold certain patents to Crypto Currency Patent Holdings Company LLC, a unit of Marathon Patent Group, Inc. (“Marathon”), for approximately $1,250, comprised of $250 in cash and 250,000 shares of Marathon common stock valued at approximately $1,000 at the time of the transaction. Pursuant to the sale, the Company cannot directly or indirectly offer, sell, pledge or transfer, or otherwise dispose of, the Marathon common stock for a period of 180 days ending on July 11, 2018.

Capital Raise

On July 26, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, acting as the representative of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale (the “Offering”) of 6,900,000 shares of the Company’s common stock, par value $0.01 per share (“XSPA Common Stock”) including 900,000 shares subject to the Underwriters’ over-allotment option, which was exercised on August 2, 2017 and closed on August 4, 2017. The price to the public in the Offering was $1.10 per share and the Underwriters agreed to purchase the shares of XSPA Common Stock from the Company pursuant to the Underwriting Agreement at a purchase price of $1.023 per share. The net proceeds to the Company from the Offering were approximately $6,584 after deducting underwriting discounts and commissions and other estimated offering expenses.

Note 2. Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with United States GAAP. The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company, and all entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of estimates

The preparation of the accompanying consolidated financial statements in conformity with United States GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include the Company’s intangibles assets, the useful lives of the Company’s intangible assets, the valuation of the Company’s derivative warrant liabilities, the valuation of stock-based compensation, deferred tax assets and liabilities, income tax uncertainties, and other contingencies.

(c) Translation into United States dollars

The Company conducts certain transactions in foreign currencies, which are recorded at the exchange rate as of the transaction date. All exchange gains and losses occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are included in non-operating income (expense) in the consolidated statements of operations and comprehensive loss.

Accounts of the foreign subsidiaries of XpresSpa are translated into United States dollars. Assets and liabilities have been translated at year end exchange rates and revenues and expenses have been translated at average monthly rates for the year. The translation adjustments arising from the use of different exchange rates are included as foreign currency translation within the consolidated statements of operations and comprehensive loss and consolidated statements of changes in stockholders’ equity.

(d) Cash and cash equivalents

The Company maintains cash in checking accounts with financial institutions. The Company has established guidelines relating to diversification and maturities of its investments in order to minimize credit risk and maintain high liquidity of funds. Cash equivalents include amounts due from third party financial institutions for credit and debit card transactions. These items typically settle in less than 5 days.

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

(f) Accounts receivable

Accounts receivable are recorded net of an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. In developing the allowance, the Company considers historical loss experience, the overall quality of the receivable portfolio and specifically identified customer risks. The Company periodically reviews the adequacy of the allowance and the factors used in the estimation making adjustments to the estimate as necessary. Accounts receivable pertaining to continuing operations are included in other current assets in the consolidated balance sheets. As of December 31, 2017 and 2016, there was no allowance for doubtful accounts.

(g) Inventory

All inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. Inventory is included in current assets in the consolidated balance sheets.

(h) Intangible assets

Intangible assets include trade names, customer relationships, and technology, which were acquired as part of the acquisition of XpresSpa in December 2016 and are recorded based on the estimated fair value in purchase price allocation. Intangible assets also include purchased patents. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness. Gain or loss on dispositions of intangible assets is reflected in general and administrative expense in the consolidated statements of operations and comprehensive loss.

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

(i) Property and equipment

Property and equipment is recorded at historical cost and primarily consists of leasehold improvements, furniture and fixtures, and other operating equipment. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the lease term or economic useful life. Maintenance and repairs are charged to expense, and renovations or improvements that extend the service lives of the Company’s assets are capitalized over the lesser of the extension period or life of the improvement. Gain or loss on dispositions of property and equipment is reflected in the consolidated net loss from discontinued operations in the consolidated statements of operations and comprehensive loss.

(j) Goodwill

Goodwill is an asset representing the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized.

Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other. The Company has two reporting units for purposes of evaluating goodwill impairment and performing its annual goodwill impairment test on December 31. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform the two-step impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill.

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

There were no indications of impairment as of December 31, 2017 for the Company’s continuing operations. See “Note 17 – Discontinued Operations and Assets and Liabilities Held for Disposal” for impairment charges pertaining to discontinued operations for the year-ended December 31, 2017.

(k) Restricted cash and other assets

Restricted cash, which is listed as its own line item in the consolidated balance sheets, represents balances at financial institutions to secure bonds and letters of credit as required by the Company’s various lease agreements.

Prior to December 31, 2013, the Company operated a global platform for the distribution of mobile social applications and services. On February 18, 2014, the Company sold its mobile social application business to InfoMedia Services Limited (“InfoMedia”), receiving an 8.25% ownership interest in InfoMedia as consideration and a seat on the board of directors of InfoMedia. The Company’s equity interest increased from 8.25% to 11% in the first quarter of 2017 due to a realignment of ownership interests. The Company’s investment in InfoMedia is included in other assets in the consolidated balance sheets for the years ended December 31, 2017 and December 31, 2016.

(l) Revenue recognition

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

(m) Gift cards and customer rewards program

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

(n) Segment reporting

The Company operates in two operating segments: wellness and intellectual property. The Company’s wellness operating segment is comprised of XpresSpa, a leading airport retailer of spa services and related travel products that has 56 locations as of December 31, 2017. The Company’s intellectual property operating segment is engaged in the monetization of patents related to content and ad delivery, remote monitoring and computing technologies. The Company previously had a third operating segment, technology, which was comprised of its FLI Charge and Group Mobile businesses. The technology operating segment was discontinued due to the sale of FLI Charge in October 2017 and sale of Group Mobile in March 2018. The results of operations for FLI Charge and Group Mobile are presented in the consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations.

(o) Rent expense

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

(p) Pre-opening costs

Pre-opening and start-up activity costs, which include rent and occupancy, supplies, advertising, and other direct expenses incurred prior to the opening of a new store, are expensed in the period in which they occur.

(q) Cost of sales

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

(r) Stock-based compensation

Stock-based compensation is recognized as an expense in the consolidated statements of operations and comprehensive loss and such cost is measured at the grant-date fair value of the equity-settled award. The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The fair value of RSUs is calculated as of the date of grant using the grant date closing share price multiplied by the number of RSUs granted. The expense is recognized on a straight-line basis, over the requisite service period. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past. Expected volatility is estimated based on a weighted average historical volatility of the Company and comparable entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve as of the date of grant.

(s) Income taxes

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

On December 22, 2017, the United States government enacted comprehensive tax reform, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Tax Act makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among other changes, that will generally be effective for tax years beginning after December 31, 2017.

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

(t) Noncontrolling interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of earnings or losses from the subsidiaries, in which the Company holds a majority, but less than 100 percent, ownership interest and the results of which are included in the Company’s consolidated statements of operations and comprehensive loss. Net earnings attributable to noncontrolling interests represents the proportionate share of the noncontrolling holders' ownership in certain subsidiaries of XpresSpa.

(u) Net loss per common share

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

(v) Commitments and contingencies

Liabilities for loss contingencies arising from assessments, estimates or other sources are to be recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs expected to be incurred in connection with a loss contingency are expensed as incurred.

(w) Reclassification

Certain balances have been reclassified to conform to presentation requirements, including presentation of discontinued operations and assets and liabilities held for disposal with respect to the Company’s FLI Charge and Group Mobile businesses, as well as consistent presentation of cost of sales and general and administrative expenses to align the presentation for operating segments.

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

(y) Recently issued accounting pronouncements

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)

The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance was amended in July 2015 and is effective for annual reporting periods beginning after December 15, 2017. The Company is currently in the final stage of assessing the impact of the adoption on its consolidated financial statements. The Company does not expect for there to be an impact on revenue recognition for its wellness operating segment, as the revenue is recognized when the service is performed and payment is collected from the customer. The Company does not expect for there to be an impact on revenue recognition for its intellectual property operating segment, as revenue is recognized upon execution of a settlement and/or licensing agreement, receipt of an upfront fee, and when all other revenue recognition criteria have been met, as the Company has no further obligation, including no express or implied obligation on our part to maintain or upgrade the related technology, or provide future support or services.

ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory

This standard requires an entity to measure in-scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

ASU No. 2016-02, Leases (Topic 842)

This standard provides new guidance related to accounting for leases and supersedes United States GAAP on lease accounting with the intent to increase transparency. This standard requires operating leases to be recorded on the balance sheet as assets and liabilities and requires disclosure of key information about leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations and comprehensive loss. The adoption will require a modified retrospective approach as of the beginning of the earliest period presented. The new standard is effective for the fiscal year beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements, but the Company expects that it will result in a significant increase in its long-term assets and liabilities.

ASU No. 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments

This standard clarifies the steps required to assess whether a call or put option meets the criteria for bifurcation as an embedded derivative. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

This standard provides new guidance to simplify the accounting for stock-based payments and addresses the treatment of income tax consequences including classification of awards as either equity or liabilities, and classification on the statement of cash flows in financing or operating cash flows, respectively. The standard permits the Company to elect a policy whereby forfeitures are accounted for as they occur rather than on an estimated basis. The new standard is effective for the fiscal year beginning after December 15, 2016, with early adoption permitted. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts, Cash Payments, and Restricted Stock

This standard provides new guidance to help clarify whether certain items should be categorized as operating, investing, or financing in the statement of cash flows. This ASU No. 2016-15 provides guidance on eight specific cash flow issues. The new standard is effective for the fiscal year beginning after December 15, 2017, with early adoption permitted. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

ASU No. 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting

This standard provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017; early adoption is permitted. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

This standard was created to provide more specific guidance and to simplify the application of hedge accounting in current U.S. GAAP to facilitate financial reporting that more closely reflects an entity’s risk management activities. The new standard is effective for the fiscal year beginning after December 15, 2018. The Company is currently in the process of evaluating the potential impact of the adoption on its consolidated financial statements.

ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

This standard provides guidance on the reclassification of certain tax effects from AOCI to retained earnings in the period in which the effects of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. The new standard is effective for the fiscal year beginning after December 15, 2018. The Company is currently in the process of evaluating the potential impact of the adoption on its consolidated financial statements.

Note 3. Net Loss per Share of Common Stock

The table below presents the computation of basic and diluted net losses per share of common stock:

	For the years ended December 31,
	2017	2016
Basic numerator:
Net loss from continuing operations attributable to shares of common stock	$(16,563)	$(19,282)
Net loss from discontinued operations attributable to shares of common stock	(12,277)	(4,724)
Net loss attributable to the Company	$(28,840)	$(24,006)
Basic denominator:
Basic shares of common stock outstanding	22,286,983	15,167,292
Basic loss per share of common stock from continuing operations	$(0.74)	$(1.27)
Basic loss per share of common stock from discontinued operations	(0.55)	(0.31)
Basic net loss per share of common stock	$(1.29)	$(1.58)

Diluted numerator:
Net loss from continuing operations attributable to shares of common stock	$(16,563)	$(19,282)
Net loss from discontinued operations attributable to shares of common stock	(12,277)	(4,724)
Net loss attributable to the Company	$(28,840)	$(24,006)

Diluted denominator:
Diluted shares of common stock outstanding	22,286,983	15,167,292
Diluted loss per share of common stock from continuing operations	$(0.74)	$(1.27)
Diluted loss per share of common stock from discontinued operations	(0.55)	(0.31)
Diluted net loss per share of common stock	$(1.29)	$(1.58)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options outstanding to purchase an equal number of shares of common stock of the Company	4,317,942	3,679,101
Unvested RSUs to issue an equal number of shares of common stock of the Company	365,565	—
Warrants to purchase an equal number of shares of common stock of the Company	3,087,500	3,506,679
Preferred stock on an as converted basis	3,364,328	3,931,416
Conversion feature of senior secured notes	—	79,295
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share	11,135,335	11,196,491

Note 4. Cash and Cash Equivalents

	December 31,
	2017	2016
Cash denominated in United States dollars	$3,924	$16,981
Cash denominated in currency other than United States dollars	2,108	694
Credit and debit card receivables	336	235
	$6,368	$17,910

Note 5. Business Combinations

XpresSpa acquisition

On August 8, 2016, the Company signed an agreement to acquire XpresSpa. On December 23, 2016, the Company completed the acquisition of XpresSpa for a total purchase consideration of $37,400, which includes:

•	$1,734 in cash which was invested on August 8, 2016.

•	2,500,000 shares of the Company’s common stock, par value $0.01 per share (“XSPA Common Stock”).

•

494,792 shares of the Company’s Series D convertible preferred stock (“XSPA Preferred Stock) with an aggregate initial liquidation preference of $23,750.

Pursuant to the terms of the agreement governing the XpresSpa acquisition, in February 2017, the total number of shares of XSPA Preferred Stock was decreased from 494,792 shares to 491,427 shares with an aggregate initial liquidation preference of $23,588, which are initially convertible into 3,931,416 shares of XSPA Common Stock, at a conversion price of $6.00 per share. Each holder of XSPA Preferred Stock is entitled to vote on an as converted basis.

•	five-year warrants to purchase 2,500,000 shares of XSPA Common Stock, at an exercise price of $3.00 per share, each subject to adjustment in the event of a stock split, dividend or similar events.

Of the shares of XSPA Preferred Stock issued, 230,208 shares, with an estimated fair value of $11,050, were placed into an escrow that will be released over an 18-month period once certain conditions are satisfied. The escrow will be used to obtain necessary lease consents from the airports and to cover potential liabilities that may arise after the acquisition but pertain to the activities before the acquisition.

The fair value of the purchase consideration was determined based on the following:

•	The fair value of the shares of XSPA Common Stock was determined by multiplying the Company's closing stock price of $2.09/share on the acquisition date by the number of shares of XSPA Common Stock issued.

•	The fair value of the warrants was determined using the Monte-Carlo simulation, which calculated the fair value based on the difference between the projected share price, derived from the estimated future market cap, and the exercise price of $3.00/share.

•	The fair value of XSPA Preferred Stock was also determined using the Monte-Carlo simulation, from which the Company’s future market cap and derived share price in each year for the seven years following the acquisition date were ascertained. The Company also determined the future market cap and derived share prices for periods prior to the end of the seven-year term, assuming early conversion. The fair value was then calculated by multiplying the number of converted shares by the Company’s closing stock price as of the time of conversion. In the scenario that the shares of XSPA Preferred Stock will convert at the end of the seven-year term, the fair value was calculated by establishing the implied share price and the relevant premium to the conversion ratio. The fair value is then discounted as of the acquisition date.

The transaction was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires that one of the two companies be designated as the acquirer for accounting purposes based on the evidence available. In this transaction, XpresSpa Group was treated as the acquiring entity for accounting purposes. In identifying XpresSpa Group as the acquiring entity, the companies took into account the composition of XpresSpa Group’s Board of Directors, the designation of certain senior management positions, including its Chief Executive Officer and Chief Financial Officer, as well as the fact that XpresSpa Group’s existing stockholders own approximately 67% of XpresSpa Group after completion of the acquisition on a fully diluted basis.

Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The fair value of the purchase price consideration was allocated as follows:

Acquisition of XpresSpa on December 23, 2016:	Fair Value
Cash	$1,734
XSPA Common Stock	5,225
December 2016 Warrants	2,689
XSPA Preferred Stock	27,752
Total fair value of the purchase consideration	$37,400

The purchase price for the acquisition was allocated to the net tangible and intangible assets based on their fair values as of the acquisition date. The excess of the purchase price over the net tangible assets and intangible assets was recorded as goodwill. The fair value of the purchase price was allocated as follows

Fair Value
Assets
Cash and cash equivalents	$2,114
Accounts receivable	71
Inventory	2,580
Prepaid expenses	1,216
Restricted cash	638
Property and equipment	16,308
Intangible assets	13,620
Goodwill	20,303
Security deposits for leases	392
Total assets	57,242

Liabilities
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

In April 2017, the Company learned new information about legal and other professional costs, which existed as of the acquisition date of XpresSpa. As a result, the Company and the sellers of XpresSpa (the “XpresSpa Sellers”) agreed to reduce the total amount of XSPA Preferred Stock, which was previously issued to the XpresSpa Sellers in conjunction with the acquisition of XpresSpa. The Company reduced the number of the XSPA Preferred Stock by 16,219 shares and estimated that the fair value of the reduction of the consideration was $908, which was recorded as a reduction of goodwill and equity.

In October 2017, the Company recorded a $235 reduction of construction-in-progress within property and equipment and an increase to goodwill. This represents amounts as of the acquisition date that were related to two old projects for stores that never actually opened. As such, these balances should have been written-off prior to acquisition date, more specifically, when it was known that the related stores were not going to open.

Note 6. Intangible Assets and Goodwill

Intangible assets

The following table provides information regarding the Company’s intangible assets, which consist of the following:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Weighted average amortization period (years)
Trade name	$13,309	$(2,269)	$11,040	$13,309	$(49)	$13,260	6.00
Customer relationships	312	(156)	156	312	—	312	2.00
Software	233	(4)	229	—	—	—	4.68
Patents	26,897	(26,775)	122	27,026	(26,879)	147	11.45
Total intangible assets	$40,751	$(29,204)	$11,547	$40,647	$(26,928)	$13,719

The Company’s trade name relates to the value of the XpresSpa trade name, customer relationships represent the value of the loyalty customers, software relates to certain capitalized third-party costs related to a new point-of-sale system, and patents consist of intellectual property portfolios acquired from third parties.

The Company’s intangible assets are amortized over their expected useful lives. During the year-ended December 31, 2017, the Company recorded amortization expense of $2,403. During the year-ended December 31, 2016, the Company recorded amortization and impairment expense of $13,146 related to its intangible assets.

In May 2016, the Company determined that there were impairment indicators related to certain of its patents. A significant factor considered when making this determination occurred on May 6, 2016, when the Company changed its name to FORM Holdings Corp. and concurrently announced its repositioning as a holding company of small and middle market growth companies. The Company concluded that this factor was deemed a “triggering” event, which required the related patent assets to be tested for impairment. In performing this impairment test, the Company determined that the patent portfolios, which together represent an asset group, were subject to impairment testing. In the first step of the impairment test, the Company utilized its projections of future undiscounted cash flows based on the Company’s existing plans for the patents. As a result, it was determined that the Company’s projections of future undiscounted cash flows were less than the carrying value of the asset group. Accordingly, the Company performed the second step of the impairment test to measure the impairment by calculating the asset group’s fair value as of May 6, 2016. As a result, following amortization for the month of April, the Company recorded an impairment charge of $11,937, or 88.7% of the carrying value of the patents prior to impairment. This resulted in a new carrying value of $1,526 on May 6, 2016. The impairment charge is included in depreciation, amortization and impairment in the consolidated statements of operations and comprehensive loss. Following the impairment, the Company reevaluated the remaining useful life and concluded that there were no changes in the estimated useful life.

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

There were no impairment indicators related to any of the Company’s amortizable intangible assets during the year ended December 31, 2017 for the Company’s continuing operations. See “Note 17 – Discontinued Operations and Assets and Liabilities Held for Disposal” for impairment charges pertaining to discontinued operations for the year-ended December 31, 2017.

Estimated amortization expense for the Company’s intangible assets for each of the five succeeding years and thereafter at December 31, 2017 is as follows:

Years ending December 31,	Amount
2018	$2,438
2019	2,279
2020	2,275
2021	2,273
2022	2,219
Thereafter	63
Total	$11,547

Goodwill

The following table provides information regarding the Company’s goodwill, which relates to the acquisition of XpresSpa completed in December 2016. There were no indicators of impairment of goodwill as of December 31, 2017 for the Company’s continuing operations. See “Note 17 – Discontinued Operations and Assets and Liabilities Held for Disposal” for impairment charges pertaining to discontinued operations for the year-ended December 31, 2017.

Goodwill as of December 31, 2015	$—
Acquisition of XpresSpa	20,303
Goodwill as of December 31, 2016	20,303
Adjustments to XpresSpa goodwill	(673)
Goodwill as of December 31, 2017	$19,630

The adjustments to XpresSpa goodwill in 2017 are described in detail in “Note 5 – Business Combinations.”

Note 7. Segment Information

The Company’s continuing operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise’s chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company concluded that it conducts its business through two operating segments, which are also its reportable segments: wellness and intellectual property.

Segment operating results reflect losses before corporate and unallocated shared expenses, interest expense and income taxes. Corporate and unallocated shared expenses principally consist of costs for corporate functions, rent for office space, stock-based compensation, executive management and certain unallocated administrative support functions.

	For the years ended December 31,
	2017	2016
Revenue
Wellness	$48,373	$811
Intellectual property	450	11,175
Total revenue	48,823	11,986

Cost of sales
Wellness	38,986	404
Intellectual property	357	6,334
Total cost of sales	39,343	6,738

Segment operating loss
Wellness	(7,250)	(192)
Intellectual property	9	(7,740)
Corporate	(7,832)	(9,776)
Operating loss from continuing operations	(15,073)	(17,708)
Corporate non-operating expense, net	(928)	(1,571)
Loss from continuing operations before income taxes	$(16,001)	$(19,279)

Assets
Wellness	$53,414	$57,527
Intellectual property	156	940
Corporate	5,224	15,894
Assets held for disposal	6,446	8,446
Total assets	$65,240	$82,807

General and administrative costs are allocated among the operating segments and non-operating corporate segment. The non-operating corporate segment does not have any revenue, but does incur expenses such as compensation expenses, rent and infrastructure costs. The non-operating corporate segment’s assets are mainly comprised of cash.

The Company currently operates in two geographical regions: United States and all other countries. The following table represents the geographical revenue, regional operating loss, and total asset information as of and for the years ended December 31, 2017 and 2016. There were no concentrations of geographical revenue, regional operating loss or total assets related to any single foreign country that were material to the Company’s consolidated financial statements.

	For the years ended December 31,
	2017	2016
Revenue
United States	$43,555	$11,887
All other countries	5,268	99
Total revenue	48,823	11,986

Cost of sales
United States	36,201	6,697
All other countries	3,142	41
Total cost of sales	39,343	6,738

Segment operating loss
United States	(13,507)	(17,781)
All other countries	(1,566)	73
Operating loss from continuing operations	(15,073)	(17,708)
Corporate non-operating expense, net	(928)	(1,571)
Loss from continuing operations before income taxes	$(16,001)	$(19,279)

Assets
United States	$55,152	$71,607
All other countries	3,642	2,754
Assets held for disposal	6,446	8,446
Total assets	$65,240	$82,807

Note 8. Revenue from Settlements and Licensing Agreements

On April 25, 2016, the Company entered into a Confidential License Agreement (the “License Agreement”). Pursuant to the terms of the License Agreement, the licensee paid the Company a one-time lump sum payment of $8,900 on May 30, 2016. As a result, the Company granted to the licensee a non-exclusive, non-transferable, worldwide perpetual license to certain patents and patent applications.

In 2017, the Company continued to license its intellectual property through one-time licensing agreements from which the Company earned revenue of $300. Additionally, the Company sold one of its patents to a third party for $150.

Note 9. Debt and Senior Secured Notes

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

The total principal of the Debt is $6,500 payable in full upon maturity on May 1, 2019. In May 2017, per the original agreement and with Rockmore’s consent, the Company elected to extend the maturity date of the Debt from May 1, 2018 to May 1, 2019. No other material terms of the Debt were modified. The Debt bears 11.24% interest per year (based on 360 days in a year) that is payable as follows:

•	9.24% annual interest, calculated on a monthly basis, which is payable in arrears on the last business day of each month plus

•	2% annual interest, calculated on a monthly basis, which accrues monthly and becomes due and payable on the Debt anniversary dates.

Effective May 1, 2018, the interest decreases to 10.5% per year (8.5% payable in monthly installments and 2% payable annually) after the Company extended the maturity date of the Debt to May 1, 2019.

The Debt can be prepaid by XpresSpa at a 4% penalty at any point at its election. The Debt is secured by substantially all of the assets of XpresSpa. In addition, XpresSpa needs consent of Rockmore to incur any additional debt, except for:

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

The Debt had a fair value of $6,500 as of the acquisition date, December 23, 2016, and a $6,500 carrying value included in long-term liabilities in the consolidated balance sheet as of December 31, 2017 and December 31, 2016. During May 2017, per the original agreement and with Rockmore’s consent, the Company elected to extend the maturity date of the Debt from May 1, 2018 to May 1, 2019. No other material terms of the Debt were modified.

During the year-ended December 31, 2017, XpresSpa paid and recorded $731 of interest expense. During the period from the acquisition date to December 31, 2016, XpresSpa paid $100 of accrued interest for December 2016 and January 2017 and recorded $16 of interest expense.

Senior Secured Notes

In July 2016, the Company repaid in full its Senior Secured Notes (the “Notes”) that were due in June 2017.

The table below summarizes changes in the book value of the Notes from December 31, 2015 to December 31, 2016:

Book value as of December 31, 2015 (net of unamortized portion of debt issuance costs of $73)	$3,111
Repayments in January and February 2016	(1,190)
Amortization of discount and issuance costs, included in interest expense	356
Book value of Notes before the Exchange Note Agreement on March 9, 2016	2,277

Fair value of the considerations provided in Exchange Note Agreement, including:
Increase in fair value of May 2015 Warrants due to reduced exercise price	281
Repayment of Notes in shares of common stock	1,267
Repayment of $1,267 of Notes in shares of common stock at a discount to the market	183
Restructuring fee paid	50
Total fair value of the considerations provided	1,781

Book value of Notes after the Exchange Note Agreement on March 9, 2016	496
Amortization of discount and issuance costs, included in interest expense	1,253
Early repayment fee of 15% of outstanding principal of $1,749	262
Repayment of Notes in full on July 1, 2016	(2,011)
Book value of Notes as of December 31, 2016	$—

In March 2016, the Company entered into an Exchange Note Agreement. Pursuant to the Exchange Note Agreement, the Company issued an aggregate of 703,644 shares of its common stock in exchange for the reduction of $1,267 of the outstanding aggregate principal amount of the Notes and $49 of accrued interest. As a result, the outstanding aggregate principal amount under the Notes was reduced from $3,016 to $1,749 as of March 9, 2016.

In addition, in March 2016, the Company agreed to amend the Notes and to maintain a cash balance (including cash equivalents) of not less than $2,900. The Company also agreed to reduce the exercise price of the May 2015 Warrants from $10.00 to $3.00 per share and to remove from the May 2015 Warrants certain anti-dilution features. Other terms of the May 2015 Warrants remained the same. Furthermore, the Company paid a restructuring fee of $50.

In July 2016, the Company repaid in full its Notes that were due in June 2017, including a 15% fee for early repayment. The Company used an aggregate of $2,011 of cash on hand for repayment of the Notes. As a result of the repayment in full of the Notes, all liens on the Company’s assets at the time, including its intellectual property, were released.

Note 10. Fair Value Measurements

The following table presents the placement in the fair value hierarchy of liabilities measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
December 31, 2017:
May 2015 Warrants	$34	$—	$—	$34

December 31, 2016:
May 2015 Warrants	$259	$—	$—	$259

The Company measures its derivative warrant liabilities at fair value. The May 2015 Warrants were classified within Level 3 because they were valued using the Black-Scholes model, which utilizes significant inputs that are unobservable. These derivative warrant liabilities were initially measured at fair value and are marked to market at each balance sheet date.

In addition to the above, the Company’s financial instruments as of December 31, 2017 and December 31, 2016 consisted of cash and cash equivalents, receivables, accounts payable and Debt. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

The following table summarizes the changes in the Company’s derivative warrant liabilities measured at fair value using significant unobservable inputs (Level 3) during the year ended December 31, 2017:

May 2015 Warrants
December 31, 2016	$259
Decrease in fair value of the warrants	(225)
December 31, 2017	$34

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities falls within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

December 31, 2017:

Description	Valuation technique	Unobservable inputs	Range
May 2015 Warrants	Black-Scholes	Volatility	39.64%
		Risk-free interest rate	1.88%
		Expected term, in years	2.34
		Dividend yield	0.00%

December 31, 2016:

Description	Valuation technique	Unobservable inputs	Range
May 2015 Warrants	Black-Scholes	Volatility	45.15%
		Risk-free interest rate	1.57%
		Expected term, in years	3.34
		Dividend yield	0.00%

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

Other Fair Value Measurements

December 31, 2017:

The following table presents the placement in the fair value hierarchy of the contingent consideration assumed by the Company following the acquisition of Excalibur Integrated Systems, Inc. (“Excalibur”), which is measured at fair value on a recurring basis:

Fair value measurement at reporting date using
Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
December 31, 2017:
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

Note 11. Warrants

The following table summarizes information about warrant activity during the years ended December 31, 2017 and 2016:

	No. of warrants	Weighted average exercise price	Exercise price range
December 31, 2016	3,506,679	$4.77	$3.00 – 17.60
Granted	—	$—	$3.00
Exercised	—	—	—
Expired	(419,179)	$17.60	$17.60
December 31, 2017	3,087,500	$3.03	$3.00 – 5.00

The Company’s outstanding equity warrants as of December 31, 2017 consist of the following:

	No. outstanding	Exercise price	Remaining contractual life	Expiration Date
October 2015 Warrants	50,000	$5.00	3.29 years	April 15, 2021
December 2016 Warrants	2,500,000	$3.00	3.98 years	December 23, 2021
Outstanding as of December 31, 2017	2,550,000

The Company’s outstanding derivative warrants as of December 31, 2017 consist of the following:

	No. outstanding	Exercise price	Remaining contractual life	Expiration Date
May 2015 Warrants	537,500	$3.00	2.34 years	May 4, 2020

Note 12. Stock-based Compensation

The Company has a stock-based compensation plan available to grant stock options and RSUs to the Company’s directors, employees and consultants. Under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), a maximum of 1,560,000 shares of common stock may be awarded. In 2015 and 2016, the Company amended the Plan so that a maximum number of shares of common stock that may be awarded was increased to 7,100,000. As of December 31, 2017, 2,111,437 shares were available for future grants under the Plan.

Total stock-based compensation expense for the years ended December 31, 2017 and 2016 was $2,745 and $2,570, respectively, of which stock-based compensation expense included in the discontinued operations was $568 and $122, respectively.

The following table illustrates the stock options granted during the year ended December 31, 2017:

Title	Grant date	No. of options	Exercise price	Fair market value at grant date	Vesting terms	Assumptions used in Black-Scholes option pricing model
Directors, management, and employees	January 2017	1,545,000	$2.12 – $2.15	$0.89 – $0.96	Over one year for directors; Over three years for management and employees	Volatility: 44.27% – 44.90% Risk free interest rate: 1.95% – 2.16% Expected term, in years: 5.29 – 5.79 Dividend yield: 0.00%
Consultant	December 2017	50,000	$1.10	$0.65	Over three years	Volatility: 48.33% Risk free interest rate: 2.35% Expected term, in years: 10.00 Dividend yield: 0.00%

The following table illustrates the RSUs granted during the year ended December 31, 2017.

Title	Grant date	No. of RSUs	Fair market value at grant date	Vesting term
Management and employees	January 2017	400,942	$2.12	Over one year, vesting on one-year anniversary of grant date

The following tables summarize information about stock options and RSU activity during the year ended December 31, 2017:

	RSUs		Options
	No. of RSUs	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding as of January 1, 2017	—	—	3,679,101	$7.60	$1.55 – 55.00	$5.41
Granted	400,942	$2.12	1,595,000	$2.09	$1.10 – 2.15	$0.92
Vested/Exercised	—	—	—	—	—	—
Forfeited	(35,377)	$2.12	(939,791)	$6.52	$1.55 – 41.00	$4.29
Expired	—	—	(16,368)	$43.66	$9.94 – 55.00	$22.02
Outstanding as of December 31, 2017	365,565	$2.12	4,317,942	$5.67	$1.10 – 41.00	$3.86
Exercisable as of December 31, 2017	—		3,011,692	$7.33	$1.55 – 41.00

	Non-vested stock options:		Non-vested RSU:
	No. of options	Weighted average grant date fair value	No. of RSUs	Weighted average grant date fair value
Balance at January 1, 2017	2,011,667	$1.78	—	$—
Granted	1,595,000	$0.92	400,942	$2.12
Vested	(1,609,792)	$1.20	—	—
Forfeited	(690,625)	$1.33	(35,377)	$2.12
Balance at December 31, 2017	1,306,250	$1.19	365,565	$2.12

The following table summarizes information about employee and non-employee stock options outstanding as of December 31, 2017:

Exercise price range	No. options outstanding	No. options exercisable	Weighted average remaining contractual life (years)
$0.01-10.00	3,786,376	2,480,126	5.92
$10.00-20.00	65,566	65,566	0.20
$20.00-30.00	40,000	40,000	5.57
$30.00-40.00	369,500	369,500	5.35
$40.00-50.00	56,500	56,500	6.14
	4,317,942	3,011,692

As of December 31, 2017, the total aggregate intrinsic value of options outstanding was $14 and there was no aggregate intrinsic value associated with the options exercisable, as they were out-of-the-money. As of December 31, 2016, the total aggregate intrinsic values of options outstanding and options exercisable were $1,636 and $514, respectively. There were no options exercised during the years ended December 31, 2017 and 2016.

The total fair value of stock options that vested in the years ended December 31, 2017 and 2016 was $1,932 and $1,703, respectively. As of December 31, 2017, there was approximately $1,558 of total unrecognized stock-based payment cost related to non-vested options, shares, and RSUs granted under the incentive stock option plans. Overall, the cost is expected to be recognized over a weighted average of 1.32 years.

The Company did not recognize tax benefits related to its stock-based compensation as there is a full valuation allowance recorded.

Note 13. Related Parties Transactions

On April 22, 2015, XpresSpa entered into the Debt with Rockmore that was amended on August 8, 2016. Rockmore is an investment entity controlled by the Company’s board member, Bruce T. Bernstein. The Debt had an outstanding balance of $6,500 as of both December 31, 2017 and December 31, 2016, which is included in long-term liabilities in the consolidated balance sheets. During the year-ended December 31, 2017, XpresSpa paid and recorded $731 of interest expense. During the period from acquisition of XpresSpa on December 23, 2016 to December 31, 2016, XpresSpa paid $100 of interest for December 2016 and January 2017 and recorded $16 of interest expense. In May 2017, per the original agreement and with Rockmore’s consent, the Company elected to extend the maturity date of the Debt from May 1, 2018 to May 1, 2019. No other material terms of the Debt were modified.

In addition, the Company paid $212 to Mr. Bernstein in March 2017 for legal costs incurred in conjunction with the acquisition of XpresSpa and certain legal proceedings related to litigation with Amiral Holdings SAS (“Amiral”) prior to the completion of such acquisition, as Mr. Bernstein was indemnified by XpresSpa and was a defendant in the Amiral legal proceedings. These costs were included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2016.

During 2016, the Company engaged various parties to perform valuations, legal, financial and tax due diligence associated with the XpresSpa acquisition and other merger and acquisition projects. Among the service providers, the Company engaged RedRidge Lender Services LLC (“RedRidge”) to perform financial due diligence regarding the acquisition of XpresSpa. Andrew Perlman, the Company’s Chief Executive Officer, and certain members of his family, own a minority equity position in RedRidge, which may be considered a related party. The audit committee of the Company’s Board of Directors reviewed and approved the engagement of RedRidge. The fee for the XpresSpa engagement was $101 and the fees for other engagements were $60, all of which were incurred during the year-ended December 31, 2016 and are reflected in the general and administrative expense in the consolidated statements of operations and comprehensive loss.

Note 14. Property and Equipment

The following table summarizes information about property and equipment activity during the years ended December 31, 2017 and 2016:

Balance of property and equipment as of December 31, 2015	$—
Additions	75
Additions from XpresSpa acquisition	16,308
Depreciation expense	(117)
Balance of property and equipment as of December 31, 2016	16,266
Additions	5,104
Depreciation expense	(5,573)
Balance of property and equipment as of December 31, 2017	$15,797

Property and equipment is comprised of three categories: leasehold improvements, furniture and fixtures, and other operating equipment.

During the years ended December 31, 2017 and 2016, the Company recorded $5,573 and $117 of depreciation expense from continuing operations, respectively. Included in the depreciation expense from continuing operations for the year-ended December 31, 2017 is $1,131 of accelerated depreciation related to the closure of one of XpresSpa’s JFK locations in June 2017. The assets related to the JFK location are not included in the net book value of property and equipment and accumulated depreciation, as noted in the table below.

In October 2017, the Company recorded a $235 reduction of construction-in-progress within property and equipment and an increase to goodwill, which represents amounts as of the acquisition date of XpresSpa that were related to two old projects for stores that never actually opened. As of December 31, 2017, the Company had capitalized $860 related to construction-in-progress based on percentage of completion of each in-progress project.

	December 31,
	2017	2016	Useful Life
Furniture and fixtures	$1,164	$716	3-4 years
Leasehold improvements	17,704	14,732	Average 5-8 years
Other operating equipment	1,488	935	Maximum 5 years
	20,356	16,383
Accumulated depreciation	(4,559)	(117)
Total property and equipment, net	$15,797	$16,266

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the shorter of remaining lease term or economic useful life (which is on average 5-8 years).

Note 15. Other Current Assets

As of December 31, 2017, and 2016, the Company’s other current assets were comprised of the following:

	December 31,
	2017	2016
Prepaid expenses	$1,212	$1,536
Notes receivable	800	—
Other	108	101
Total other current assets	$2,120	$1,637

Prepaid expenses are predominantly comprised of prepaid insurance policies which have terms of one year or less. The note receivable, which relates to the sale of FLI Charge, was collected in February 2018.

Note 16. Accounts Payable, Accrued Expenses and Other Current Liabilities

As of December 31, 2017, and 2016, the Company’s accounts payable, accrued expenses and other current liabilities were comprised of the following:

	December 31,
	2017	2016
Accounts payable	$3,362	$5,170
Accrued expenses	3,160	3,175
Accrued compensation	1,074	1,324
Tax-related liabilities	615	673
Gift certificates and loyalty reward program liabilities	474	605
Other	51	43
Total accounts payable, accrued expenses and other current liabilities	$8,736	$10,990

Accrued liability for insurance

XpresSpa carries several annual insurance policies including indemnity, fire, umbrella, and workers’ compensation. XpresSpa financed a total of $903, or 80%, of the total insurance premiums with a third-party provider, at a rate of 4.50% per year payable in ten monthly installments. As of December 31 2017, XpresSpa had an outstanding balance of its financing arrangement of approximately $722, which is included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets, scheduled to be repaid in 2018.

Merchant financing

In April 2016, XpresSpa entered into a merchant financing arrangement with a top tier credit card company for $1,000, which was provided in the form of an advance against certain future credit card transactions. XpresSpa made repayments on a daily basis throughout 2016 from proceeds of certain credit card transactions. As of December 31, 2016, the outstanding balance of the advance was $155. This balance was repaid in full in February 2017. In February 2017, XpresSpa entered into a new merchant financing arrangement with the same party for $500. As of December 31, 2017, the outstanding balance of the advance was $112. This balance was repaid in full in February 2018. No further merchant financing has been obtained.

Note 17. Discontinued Operations and Assets and Liabilities Held for Disposal

FLI Charge

In June 2017, the Company concluded that the requirement to report the results of FLI Charge, a wholly-owned subsidiary included in its technology operating segment, as discontinued operations was triggered. As a result, a non-cash impairment loss to discontinued operations of $1,092 relating to FLI Charge’s technology assets and goodwill was recorded during the year-ended December 31, 2017.

On October 20, 2017 (the “Closing Date”), the Company sold FLI Charge to a group of private investors and FLI Charge management, to own and operate FLI Charge. The Company does not provide any continued management or financing support to FLI Charge after the Closing Date.

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

The fair value of the total consideration was determined to be $1,052, which resulted in a gain on disposal of $629 in consolidated net loss from discontinued operations. The fair value of the consideration for the FLI Charge disposition was determined using a combination of valuation methods including: (i) the face value of the upfront cash installment of $250; (ii) the present value of the deferred cash installments was calculated by multiplying the face value of the installments by the acquirer’s default probability and discounted by the risk-free rate; (iii) the Black-Scholes model was used to obtain the value of the warrants; and (iv) the value of the 5% royalty was calculated using a discounted cash flow model. The Company’s fair value measurements are evaluated by management to ensure that they are consistent with expectations of management based upon the sensitivity and nature of the inputs.

Group Mobile

In December 2017, the Company concluded that the requirement to report the results of Group Mobile, a wholly-owned subsidiary included in its technology operating segment, as discontinued operations was triggered.

On March 7, 2018 (the “Signing Date”), the Company entered into a membership purchase agreement (the “Purchase Agreement”) with Route1 Security Corporation, a Delaware corporation (the “Buyer”), and Route1 Inc., an Ontario corporation (“Route1”), pursuant to which the Buyer agreed to acquire Group Mobile (the “Disposition”). The transaction closed on March 22, 2018.

In consideration for the Disposition, the Buyer has agreed to issue to the Company:

•	25,000,000 shares of common stock of Route1 (“Route1 Common Stock”);

•	warrants to purchase 30,000,000 shares of Route1 Common Stock, which will feature an exercise price of CAD 5 cents per share of common stock and will be exercisable for a three-year period; and

•	certain other payments over the three-year period pursuant to an earn-out provision in the Purchase Agreement.

The Company will retain certain inventory with a value of $778, which is to be disposed of separately from the transaction with Route1 in the first half of 2018.

Post-closing, the Company owns approximately 6.7% of Route1 Common Stock. The Route1 Common Stock will not be tradable until a date no earlier than 12 months after the closing date; 50%, or 12,500,000 shares, of Route1 Common Stock are tradeable after 12 months plus an additional 2,083,333 shares of Route1 Common Stock are tradeable each month until 18 months after the date of closing, subject to a change of control provision. The Company has the ability to sell the Route1 Common Stock and warrants to qualified institutional investors. The Purchase Agreement also contains representations, warranties, and covenants customary for transactions of this type.

The fair value of the total consideration as of the Signing Date was estimated to be $1,925. As a result, a non-cash impairment loss from discontinued operations of $7,485 relating to Group Mobile’s intangible assets and goodwill was recorded as of December 31, 2017. The fair value of the consideration for the Group Mobile disposition was determined using a combination of valuation methods including: (i) the value of the common stock was estimated by multiplying the number of shares as they become tradeable by the price per share as of the Signing Date; (ii) the Black-Scholes model was used to obtain the value of the warrants; and (iii) a Monte-Carlo simulation analysis was performed in order to estimate the value of the earn-out provision. The Company’s fair value measurements are evaluated by management to ensure that they are consistent with expectations of management based upon the sensitivity and nature of the inputs.

The sale of Group Mobile was completed on March 22, 2018. The Company will not have any involvement with Group Mobile post transaction.

Operating Results and Assets and Liabilities Held for Sale

The following table represents the components of operating results from discontinued operations, as presented in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2017 and December 31, 2016:

	For the years ended December 31,
	2017	2016
Revenue	$15,454	$6,988
Cost of sales	(12,373)	(6,081)
Depreciation and amortization	(770)	(528)
Impairment	(8,577)	—
General and administrative	(5,986)	(5,088)
Non-operating expense	(13)	(15)
Loss from discontinued operations before income taxes	(12,265)	(4,724)
Income tax expense	(12)	—
Consolidated net loss from discontinued operations	$(12,277)	$(4,724)

In addition, the following table presents the carrying amounts of the major classes of assets and liabilities held for sale as of December 31, 2017 and December 31, 2016, as presented in the consolidated balance sheets.

	December 31,
	2017	2016
Cash	$150	$—
Accounts receivable, net	2,920	373
Inventory	1,935	437
Other current assets	3	681
Property and equipment, net	874	201
Intangible assets, net	564	1,891
Goodwill	—	4,863
Assets held for disposal	$6,446	$8,446

Accounts payable, accrued expenses and other current liabilities	$3,142	$640
Deferred revenue	619	143
Liabilities held for disposal	$3,761	$783

Note 18. Income Taxes

For the years ended December 31, 2017 and 2016, the loss from continuing operations before income taxes consists of the following:

	2017	2016
Domestic	$(16,536)	$(19,318)
Foreign	535	39
	$(16,001)	$(19,279)

Income tax expense attributable to continuing and discontinued operations for the years ended December 31, 2017 and 2016 consisted of the following:

	2017	2016
Continuing operations
Current:
Federal	$—	$—
State	—	—
Foreign	62	—
Deferred:
Federal	49	—
State	—	—
Foreign	—	—
	$111	$—

	2017	2016
Discontinued operations
Current:
Federal	$11	$—
State	1	—
Foreign	—	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	$12	$—

Income tax expense attributable to continuing operations differed from the amounts computed by applying the applicable United States federal income tax rate to loss from continuing operations before taxes on income as a result of the following:

	For the years ended December 31,
	2017	2016
Loss from continuing operations before income taxes	$(16,001)	$(19,279)
Tax rate	35%	35%

Computed “expected” tax benefit	(5,600)	(6,748)
State taxes, net of federal income tax benefit	(647)	—
Change in valuation allowance	(19,554)	6,454
Nondeductible expenses	800	270
Tax Reform Rate impact	24,486	—
Other items	626	24
Income tax expense for continuing operations	$111	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Deferred income tax assets
Net operating loss carryforwards	$35,743	$49,433
Stock-based compensation	4,238	6,125
Intangible assets and other	1,020	3,356
Net deferred income tax assets	41,001	58,914
Less:
Valuation allowance	(41,209)	(58,914)
Net deferred income tax assets	$(208)	$—

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

The valuation allowance as of December 31, 2017 is $41,209, which will be reduced if and when the Company determines that the deferred income tax assets are more likely than not to be realized.

The following table presents the changes to the valuation allowance during the years presented:

As of January 1, 2016	$50,807
Charged to cost and expenses – continuing operations	9,468
Charged to cost and expenses – discontinued operations	—
Return to provision true-up and other	(1,361)
As of December 31, 2016	58,914
Charged to cost and expenses – continuing operations	(19,206)
Charged to cost and expenses – discontinued operations	1,455
Return to provision true-up and other	46
As of December 31, 2017	$41,209

As of December 31, 2017, the Company’s estimated aggregate total NOLs were $159,007 for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate. The NOL amounts are presented before Internal Revenue Code, Section 382 limitations (“Section 382”). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, the Company’s ability to utilize all such NOL and credit carryforwards may be limited. The NOLs available post-merger that the Company completed in 2012 that are not subject to limitation amount to $119,406. The remaining NOLs of $39,601 are subject to the limitation of Section 382. The annual limitation is approximately $2,000.

The Company files its tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. XpresSpa Group has open tax years for 2014 through 2016. As of December 31, 2017, all tax years for the Company’s subsidiary Innovate/Protect, Inc. are still open. The Company’s Israeli subsidiary filed its income tax returns in Israel prior to closing the business in the first quarter of 2014; there are no open tax years.

On December 22, 2017, the United States government enacted the Tax Act, which makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among other changes, that will generally be effective for tax years beginning after December 31, 2017.

As a result of the reduction to the corporate tax rate, the Company was required to remeasure its deferred tax assets and liabilities and any associated adjustment to the valuation allowance. As the Company was in a full valuation allowance in both 2017 and 2016, the net impact to the financial statements associated with the rate change was immaterial.

In response to the Tax Act, the SEC staff issued guidance (SAB 118) on accounting for the tax effects of the new legislation. The guidance provides a one-year measurement period for companies to complete the accounting. The Company reflected the income tax effects of those aspects within the financial statements as provisional amounts and will continue to evaluate the impact on its financial statements as it expects Treasury to provide additional guidance and the Company will continue to pursue additional documentation to either confirm or further refine the anticipated impact of the Tax Act on the organization's financial statements.

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company recorded $250 as of December 31, 2017 and $671 as of December 31, 2016, which are included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets.

The Company expenses legal fees in the period in which they are incurred.

Wellness

Cordial

On January 3, 2017, XpresSpa filed a lawsuit in the Supreme Court of the State of New York, County of New York against Cordial and several related parties. The lawsuit alleges breach of contract, unjust enrichment, breach of fiduciary duty, fraudulent inducement, fraudulent concealment, tortious interference, and breach of good faith and fair dealing. On February 21, 2017, the defendants filed a motion to dismiss. On March 3, 2017, XpresSpa filed a first amended complaint against defendants. On April 5, 2017, Cordial filed a motion to dismiss. On September 12, 2017, the Court held a hearing on the motion to dismiss. On November 2, 2017, the Court granted the motion to dismiss which was entered on November 13, 2017. On December 22, 2017, XpresSpa filed a notice of appeal.

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

Corporate

Binn v. FORM Holdings Corp. et al.

On November 6, 2017, Moreton Binn and Marisol F, LLC, former stockholders of XpresSpa, filed a lawsuit against the Company and its directors in the United States District Court for the Southern District of New York. The lawsuit alleges violations of various sections of the Securities Exchange Act of 1934, material omissions and misrepresentations (negligent and fraudulent), fraudulent omission, expropriation, breach of fiduciary duties, aiding and abetting, and unjust enrichment in the defendants’ conduct related to the Company’s acquisition of XpresSpa, and seeks rescission of the transaction, damages, equitable and injunctive relief, fees and costs, and various other relief. On January 17, 2018, the defendants filed a motion to dismiss the complaint. On February 7, 2018, the plaintiffs amended their complaint. On February 28, 2018, the defendants filed a motion to dismiss the amended complaint. On March 21, 2018, the plaintiffs filed an opposition to the motion to dismiss the amended complaint. The defendants’ reply in further support of the motion to dismiss the amended complaint is due March 30, 2018.

The Company and its subsidiaries are involved in various other claims and legal actions that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial position, results of operations, liquidity, or capital resources. However, a significant increase in the number of these claims, or one or more successful claims under which the Company incurs greater liabilities than the Company currently anticipates, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.

Leases

The Company is obligated under multiple lease agreements for its XpresSpa retail concessions. The lease agreements for the retail concessions have terms which expire at varying dates through December 31, 2027 and primarily require payment of rent as a percentage of sales and a minimum annual guarantee (“MAG”) rent payment. The MAG rent under the terms of the agreements range from $3 to $320 per year and are adjusted on each anniversary date.

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

The Company’s corporate headquarters, as well as XpresSpa’s, are located in New York, NY and its lease will expire in October 2019.

Rent expense from continuing operations for operating leases for years ended December 31, 2017 and 2016, were $7,996 and $485, respectively.

As of December 31, 2017, future minimum commitments under noncancelable lease agreements are as follows:

Years ending December 31,	Amount
2018	$4,533
2019	3,380
2020	2,678
2021	2,046
2022	2,250
Thereafter	4,658
Total	$19,545

Note 20. Subsequent Events

In January 2018, the Company sold certain patents to Crypto Currency Patent Holdings Company LLC, a unit of Marathon, for approximately $1,250, comprised of $250 in cash and 250,000 shares of Marathon common stock valued at approximately $1,000 at the time of the transaction. Pursuant to the sale, the Company cannot directly or indirectly offer, sell, pledge or transfer, or otherwise dispose of, the Marathon common stock for a period of 180 days ending on July 11, 2018.

On March 22, 2018, the Company completed the sale of Group Mobile. See “Note 17 – Discontinued Operations and Assets and Liabilities Held for Disposal.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto, duly authorized on the 29th day of March, 2018.

XpresSpa Group, Inc.

By:	/s/ Andrew D. Perlman
Andrew D. Perlman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ ANDREW D. PERLMAN	Chief Executive Officer and Director (Principal	March 29, 2018
Andrew D. Perlman	Executive Officer)

/s/ ANASTASIA NYRKOVSKAYA	Chief Financial Officer (Principal Financial Officer	March 29, 2018
Anastasia Nyrkovskaya	and Principal Accounting Officer)

/s/ BRUCE T. BERNSTEIN	Director, Chairman of Board of Directors	March 29, 2018
Bruce T. Bernstein

/s/ JOHN ENGELMAN	Director	March 29, 2018
John Engelman

/s/ SALVATORE GIARDINA	Director	March 29, 2018
Salvatore Giardina

/s/ DONALD E. STOUT	Director	March 29, 2018
Donald E. Stout

/s/ ANDREW R. HEYER	Director	March 29, 2018
Andrew R. Heyer

/s/ RICHARD K. ABBE	Director	March 29, 2018
Richard K. Abbe