Form 10-K/A
period 2017-12-31
XpresSpa Group, Inc.
filed 2018-04-30
CIK 1410428

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

As of April 30, 2018, 26,634,475 shares of the registrant's common stock are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of XpresSpa Group, Inc. (“XpresSpa Group” or the “Company”) for the fiscal year ended December 31, 2017, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2018 (the “Original Filing”). This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because the Company has not and will not file a definitive proxy statement within 120 days after the end of its 2017 fiscal year. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

All references in this Form 10-K/A to “we,” “us” and “our” refer to XpresSpa Group, Inc., a Delaware corporation, and its consolidated subsidiaries unless the context requires otherwise.

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

Name	Age	Position(s) with the Company
Edward Jankowski	64	Chief Executive Officer and Director
Anastasia Nyrkovskaya	41	Chief Financial Officer
Jason Charkow	42	Senior Vice President of Legal and Business Affairs
Bruce T. Bernstein*(1)(2)(3)	54	Chairman of the Board of Directors
John Engelman*	62	Director
Donald E. Stout*(1)(2)(3)	71	Director
Salvatore Giardina*(2)	56	Director
Richard K. Abbe*	47	Director
Andrew R. Heyer*	60	Director

*	Independent director under the rules of The Nasdaq Stock Market
(1)	Current member of Compensation Committee
(2)	Current member of Audit Committee
(3)	Current member of Nominating and Corporate Governance Committee

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based upon this review, our Board of Directors has determined that the following members of our Board of Directors are “independent directors” as defined by The Nasdaq Stock Market: Bruce T. Bernstein, John Engelman, Donald E. Stout, Salvatore Giardina, Richard K. Abbe and Andrew R. Heyer.

Edward Jankowski has served as our Chief Executive Officer and as a member of our Board of Directors since April 19, 2018. From December 2016 to April 2018, Mr. Jankowski served as our Senior Vice President and from June 2016 to April 2018, Mr. Jankowski served as the Chief Executive Officer of our XpresSpa Holdings, LLC (“XpresSpa”) subsidiary. From 2012 to 2016, Mr. Jankowski was the Vice President and General Manager of Luxury Retail at Luxottica, where he oversaw the Ilori and Optical Shop of Aspen and Persol retail stores. From 2007 to 2012, Mr. Jankowski was Senior Vice President and General Manager for Godiva Chocolatier, responsible for the $400 million North America multi-channel business, consisting of 240 retail stores, plus wholesale, direct, and interactive business. From 2001 to 2007, Mr. Jankowski was the Chief Operating Officer of Safilo Group’s Solstice sunglasses stores, where he opened 120 stores, oversaw store operations, merchandising, finance, planning/distribution, marketing and communications, loss prevention, real estate, visual and store design/development/construction. From 1999 to 2001, Mr. Jankowski was the President of Airport Shops Division of World Duty Free Americas, a division of B.A.A., where he was a member of the Senior Executive Committee, with responsibility for the $120 million Airport Division. From 1993 to 1999, Mr. Jankowski served as the Vice President/Director of Stores for Liz Claiborne, where he was a member of the Retail Executive Committee and led execution of business strategies, sales results and store profit. Prior to his position at Liz Claiborne, Mr. Jankowski held leadership positions at Casual Corner, Atherton Industries, Woman’s World, and Ganto’s. Mr. Jankowski began his career in 1975 as an Executive Trainee for R.H. Macy’s. Mr. Jankowski currently serves on the Board of Directors of the Accessories Council, FIT Accessories Advisory and the Elizabeth Carter Beach Association. Mr. Jankowski received his B.Sc. in management and commerce marketing from Rider University.

We believe Mr. Jankowski’s prior experience in the retail industry and with the XpresSpa business qualifies him to serve on our Board Directors.

Anastasia Nyrkovskaya joined us in May 2013 as our Chief Financial Officer and Treasurer. Ms. Nyrkovskaya oversees all aspects of the finance and accounting functions, including: SEC and internal financial reporting, budgeting and forecasting, mergers and acquisitions and business integrations, tax planning and reporting, human resources, and operational matters. Prior to joining us, from 2006, Ms. Nyrkovskaya served as Vice President and Assistant Global Controller and Vice President, Corporate Finance and Business Development at NBCUniversal Media, LLC (“NBCUniversal Media”). She was responsible for technical accounting areas, policies and internal controls. She also structured merger and acquisition transactions, partnerships, joint ventures and dispositions, as well as debt activities and restructurings. From 1998 to 2006, Ms. Nyrkovskaya served in the Audit and Assurance practice at KPMG LLP. Ms. Nyrkovskaya is a Certified Public Accountant and received an advanced degree in economics and business administration from Moscow State University of Publishing and Printing Arts.

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

Bruce T. Bernstein joined our Board of Directors in February 2016 and has served as the Chairman of our Board of Directors since February 2018. Mr. Bernstein has over thirty years of experience in the securities industry, primarily as senior portfolio manager for two alternative finance funds as well as in trading and structuring of arbitrage strategies. Mr. Bernstein has served as President of Rockmore Capital, LLC since 2006, the manager of a direct investment and lending fund with peak assets under management of $140 million. Previously, he served as Co-President of Omicron Capital, LP, an investment firm based in New York, which he joined in 2001. Omicron Capital focused on direct investing and lending to public small cap companies and had peak assets under management of $260 million. Prior to joining Omicron Capital, Mr. Bernstein was with Fortis Investments Inc., where he was Senior Vice President in the bank’s Global Securities Arbitrage business unit, specializing in equity structured products and equity arbitrage and then President in charge of the bank’s proprietary investment business in the United States. Prior to Fortis, Mr. Bernstein was Director in the Equity Derivatives Group at Nomura Securities International specializing in cross-border tax arbitrage, domestic equity arbitrage and structured equity swaps. Mr. Bernstein started his career at Kidder Peabody, where he rose to the level of Assistant Treasurer. Mr. Bernstein also serves as a member of the Board of Directors of Neurotrope, Inc. Mr. Bernstein is also a member of the board of Summit Digital Health, a laser based blood glucose monitor distributor, based in New Jersey. Mr. Bernstein holds a B.B.A. from City University of New York (Baruch).

We believe Mr. Bernstein’s extensive experience in the securities industry qualifies him to serve on our Board of Directors.

John Engelman has been our director since December 2010. Mr. Engelman also serves as an independent director of Hemisphere Media Group, Inc., a publicly traded Hispanic media company that owns and operates television stations and cable networks in the United States, Puerto Rico and Latin America. Mr. Engelman is a co-founder of Classic Media, Inc. (“Classic Media”), a global family and children’s entertainment company where he served as co-president from 2001 to 2006 and 2008 to present. Classic Media currently is a wholly owned subsidiary of NBCUniversal, a Comcast Company. From 1997 to 2001, Mr. Engelman was an operating partner with Pegasus Capital Advisors and a managing director of Brener International Group, LLC. From 1991 to 1996, Mr. Engelman was President of Broadway Video, Inc., a producer of live television and motion pictures. He began his career as a partner at the Los Angeles law firm of Irell & Manella. Mr. Engelman has a J.D. from Harvard Law School and a B.A. from Harvard College.

We believe Mr. Engelman’s experience in the media and entertainment industries qualifies him to serve on our Board of Directors. His experience gained both as an executive at Classic Media and Boomerang Media are contributions to us and the Board of Directors.

Donald E. Stout has been our director since July 2012, and was a director of Innovate/Protect, Inc. from November 2011 through the consummation of the merger with us. In a career spanning over forty years, Mr. Stout has been involved in virtually all facets of intellectual property law. Mr. Stout is a partner at a law firm Fitch, Even, Tabin & Flannery LLP since 2015 and he had been a senior partner at the law firm of Antonelli, Terry, Stout & Kraus, LLP from 1982 to 2015. As an attorney in private practice, Mr. Stout has focused on litigation, licensing and representation of clients before the United States Patent and Trademark Office (“USPTO”) in diverse technological areas. From 1971 to 1972, Mr. Stout worked as a law clerk for two members of the USPTO Board of Appeals and, from 1968 to 1972. Mr. Stout was an assistant examiner at the USPTO, where he focused on patent applications covering radio and television technologies. Mr. Stout has written and prosecuted hundreds of patent applications in diverse technologies, rendered opinions on patent infringement and validity, and has testified as an expert witness regarding obtaining and prosecuting patents. Mr. Stout is also the co-founder of NTP Inc., which licensed Research in Motion (RIM), the maker of the Blackberry handheld devices, for $612.5 million to settle a patent infringement action. Mr. Stout also previously served on the Board of Directors of Tessera Technologies, Inc. (TSRA). Mr. Stout is a member of the bars of the District of Columbia and Virginia, and is admitted to practice before the Supreme Court of the United States, the Court of Appeals for the Federal Circuit and the USPTO. Mr. Stout holds a Bachelor’s degree in Electrical Engineering, with distinction, from Pennsylvania State University, and a J.D., with honors, from The George Washington University.

We believe Mr. Stout’s experience in intellectual property law qualifies him to serve on our Board of Directors.

Salvatore Giardina joined our Board of Directors in May 2016. Mr. Giardina has served as Chief Financial Officer of Pragma Securities LLC and its holding company, Pragma Weeden Holdings LLC, since 2009. From 2006 through 2008, Mr. Giardina served as Senior Vice President and Chief Financial Officer of G-Trade Services LLC and ConvergEx Global Markets LLC. From 2002 through 2006, Mr. Giardina served as Vice President and Chief Financial Officer of Ladenburg Thalmann Financial Services Inc., the publicly-traded holding company of Ladenburg Thalmann & Co., Inc., where Mr. Giardina served as its Executive Vice President and Chief Financial Officer from 1998 through 2006 and as its Controller from 1990 through 1998. From 1983 through 1990, Mr. Giardina was an auditor with the national public accounting firm of Laventhol & Horwath. Mr. Giardina served as a director of National Holdings Corporation from 2012 through 2016 and as Chairman of its Audit Committee from 2013 through 2016. Mr. Giardina is a certified public accountant and is Series 24 and Series 27 registered.

We believe Mr. Giardina’s extensive financial expertise and his practical and management experience qualifies him to serve on our Board of Directors and as a member and the chairperson of the audit committee of our Board of Directors.

Richard K. Abbe joined our Board of Directors in March 2016. Mr. Abbe is the Co-founder and is a Principal and Managing Partner of Iroquois Capital Management, LLC, the Investment Advisor to Iroquois Capital LP and Iroquois Capital (offshore) Ltd. Mr. Abbe has served as Co-Chief Investment Officer of Iroquois Capital since its inception in 2003. Previously, Mr. Abbe co-founded and served as Co-Chief Investment Officer of Vertical Ventures, LLC, a merchant bank. Prior to that, he was employed by Lehman Brothers and served as Senior Managing Director at Gruntal & Company, LLC, where he also served on the firm’s Board of Directors. Mr. Abbe also previously served as Founding Partner at Hampshire Securities. He currently serves on the investment committee of Hobart and William Smith Colleges Endowment Fund.

We believe Mr. Abbe’s extensive experience in the securities industry qualifies him to serve on our Board of Directors.

Andrew R. Heyer joined our Board of Directors in December 2016. Mr. Heyer is the Chief Executive Officer and founder of Mistral Capital Management, LLC, a private equity fund manager. Prior to founding Mistral, he served as a Founding Managing Partner of Trimaran Capital Partners, L.L.C. Mr. Heyer was formerly a Vice Chairman of CIBC World Markets Corp. and co-head of CIBC Argosy Merchant Banking Funds. Prior to joining CIBC World Markets Corp. in 1995, Mr. Heyer was a founder and Managing Director of The Argosy Group L.P. Before Argosy, Mr. Heyer was a Managing Director at Drexel Burnham Lambert Incorporated and previous to that, he worked at Shearman/American Express. Mr. Heyer serves as a director of Jamba, Inc. and The Hain Celestial Group, both of which are publicly traded companies. He also serves on the boards of Mistral’s portfolio companies. Mr. Heyer also serves as a member of the Executive Committee and Board of Trustees of the University of Pennsylvania and the University of Pennsylvania Health System.

We believe Mr. Heyer’s extensive experience in the securities industry qualifies him to serve on our Board of Directors.

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2017 there were thirteen (13) meetings of our Board of Directors as well as two (2) unanimous consents. The various committees of the Board of Directors met a total of eight (8) times. No director attended fewer than 75% of the total number of meetings of the Board of Directors and of committees of the Board of Directors on which he served during fiscal 2017. The Board of Directors has adopted a policy under which each member of the Board of Directors is strongly encouraged, but not required, to attend each annual meeting of our stockholders.

Audit Committee. Our Audit Committee met five (5) times during fiscal 2017. This committee currently has three (3) members, Salvatore Giardina (Chairman), Bruce T. Bernstein and Donald E. Stout. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews our annual and quarterly financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and The Nasdaq Stock Market (“Nasdaq”), as such standards apply specifically to members of audit committees. The Board of Directors has determined that both Messrs. Giardina and Bernstein are “audit committee financial experts,” as defined by the SEC in Item 407 of Regulation S-K.

A copy of the Audit Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.xpresspagroup.com/corp_governance.

Compensation Committee. Our Compensation Committee met two (2) times during fiscal 2017. This committee currently has two (2) members, Bruce T. Bernstein (Chairman) and Donald E. Stout.

Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) and our 2006 Stock Option Plan (the “2006 Plan”). The Compensation Committee is responsible for the determination of the compensation of our Chief Executive Officer, and shall conduct its decision-making process with respect to that issue without the Chief Executive Officer present, and establishment and reviewing general compensation policies with the objective of attracting and retaining superior talent, rewarding individual performance and achieving our financial goals. The Compensation Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities. During fiscal year 2017, based on the recommendation of management, the Compensation Committee did not engage third party compensation consultants.

Both members of the Compensation Committee qualify as independent under the definition promulgated by Nasdaq. A copy of the Compensation Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.xpresspagroup.com/corp_governance.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee met one (1) time during fiscal 2017 and currently has two (2) members, Bruce T. Bernstein and Donald E. Stout. The Nominating and Corporate Governance Committee’s role and responsibilities are set forth in the Nominating and Corporate Governance Committee’s written charter and is authorized to:

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

A copy of the Nominating and Governance Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.xpresspagroup.com/corp_governance.

Board Leadership Structure and Role in Risk Oversight

Through all of fiscal 2017, Andrew Perlman served as our Chief Executive Officer and led all meetings of the Board of Directors. On February 5, 2018, the Board appointed Bruce T. Bernstein as the non-executive Chairman of the Board of Directors. On April 19, 2018, Mr. Perlman resigned as Chief Executive Officer and as our Director.

The leadership structure of the Board currently consists of a Chairman of the Board who oversees the Board meetings. We separate the roles of Chairman of the Board and Chief Executive Officer in recognition of the differences between the two roles. Our Board believes this division of responsibility is an effective approach for addressing the risks we face. All of our Board committees are comprised of only independent directors. All Board committees are chaired by independent directors who report to the full Board whenever necessary. We believe this leadership structure helps facilitate efficient decision-making and communication among our directors and fosters efficient Board functioning at meetings.

Our management is primarily responsible for managing the risks we face in the ordinary course of operating our business. The Board oversees potential risks and our risk management activities by receiving operational and strategic presentations from management which include discussions of key risks to our business. The Board also periodically discusses with management important compliance and quality issues. In addition, the Board has delegated risk oversight to each of its key committees within their areas of responsibility. For example, the Audit Committee assists the Board in fulfilling its oversight of the quality and integrity of our financial statements and our compliance with legal and regulatory requirements relating to our financial statements and related disclosures. The Compensation Committee assists the Board in its risk oversight function by overseeing strategies with respect to our incentive compensation programs and key employee retention issues. We believe our Board leadership structure facilitates the division of risk management oversight responsibilities among the Board committees and enhances the Board’s efficiency in fulfilling its oversight function with respect to difference areas of our business risks and our risk mitigation practices.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in the ownership of our common stock and other equity securities. Such persons are required to furnish us copies of all Section 16(a) filings.

Based solely upon a review of the copies of the forms furnished to us, we believe that our officers, directors and beneficial owners of more than 10% of our common stock complied with all applicable filing requirements during the fiscal year ended December 31, 2017, with the exception of a Form 4 which was not filed on a timely basis on behalf of each of Edward Jankowski (two transactions), Andrew Perlman (two transactions), Anastasia Nyrkovskaya (two transactions), Jason Charkow (two transactions), John Engelman (one transaction), Donald E. Stout (one transaction), Salvatore Giardina (one transaction), Richard K. Abbe (one transaction) and Andrew R. Heyer (one transaction), and two Forms 4 which were not filed on a timely basis on behalf of Bruce T. Bernstein (three transactions).

Code of Conduct and Ethics

We have adopted a code of ethics that applies to all of our employees. The text of the code of conduct and ethics is posted on the “Investors — Corporate Governance” section of our website at www.xpresspagroup.com/corp_governance, and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 780 Third Avenue, 12th Floor, New York, New York 10017. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by Nasdaq rules.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation awarded or incurred by us during the fiscal years ended December 31, 2017 and 2016 to (1) Edward Jankowski, who has served as our Chief Executive Officer since April 19, 2018, and previously served as our Senior Vice President and Chief Executive Officer of XpresSpa, (2) Andrew Perlman, our former Chief Executive Officer, and (3) Anastasia Nyrkovskaya, our Chief Financial Officer and Treasurer, who are all of our named executive officers as of December 31, 2017.

Name and principal position	Year	Salary ($)	Incentive Pay ($)(1)	Equity Awards ($)(2)	Total ($)
Edward Jankowski(3)	2017	375,000	125,000	361,301	861,301
	2016	9,247	—	—	9,247

Andrew D. Perlman	2017	450,000	125,000	608,562	1,183,562
	2016	431,667	—	1,235,440	1,667,107

Anastasia Nyrkovskaya	2017	375,000	225,000	361,301	961,301
	2016	333,333	—	540,505	873,838

(1)	Amounts represent a discretionary cash bonus.

(2)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Notes 2 and 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

(3)	Mr. Jankowski became the Chief Executive Officer of XpresSpa in June 2016. He became our Senior Vice President in December 2016 when the acquisition of XpresSpa was completed and, as such, his fiscal 2016 salary only includes his salary for the last nine days of that year.

Narrative Disclosure to Summary Compensation Table

Edward Jankowski

On January 20, 2017, we entered into an employment agreement with Mr. Jankowski, which has a term of three years. Under the terms of the employment agreement, Mr. Jankowski receives an annual base salary of $375,000 and is eligible to participate in any annual bonus or other incentive compensation program that we may have adopted from time to time for our executive officers. If Mr. Jankowski has earned any bonus or non-equity based incentive compensation which remains unpaid upon termination of employment for any reason, whether by Mr. Jankowski or us other than for cause, then Mr. Jankowski shall be entitled to receive a pro- rata portion of such incentive compensation at the time it is paid.

In the event the employment agreement is terminated for (i) Good Reason by Mr. Jankowski, or (ii) by us without Cause, Mr. Jankowski shall be entitled to receive an amount of base salary (at the rate of base salary in effect immediately prior to such termination) equal to one times the base salary, and COBRA continuation coverage paid in full by us for up to a maximum of twelve months following the date of termination. “Cause” as used in Mr. Jankowski’s employment agreement means: (a) the willful and continued failure of Mr. Jankowski to perform substantially his duties and responsibilities for us (other than any such failure resulting from his death or disability) after a written demand by the Board of Directors for substantial performance is delivered to Mr. Jankowski by us, which specifically identifies the manner in which the Board of Directors believes that Mr. Jankowski has not substantially performed his duties and responsibilities, which willful and continued failure is not cured by Mr. Jankowski within thirty days of his receipt of such written demand; (b) the conviction of, or plea of guilty or nolo contendere to a felony, (c) an intentional breach of his non-compete obligations, (d) an intentional breach of the non-disclosure and non-solicitation agreement; or (e) a unanimous good faith finding by the Board of Directors that Mr. Jankowski has engaged in fraud, dishonesty, gross negligence or misconduct which, if curable, has not been cured within thirty days after his receipt of a written notice from the Board of Directors stating with reasonable specificity the basis of such finding. “Good Reason” as used Mr. Jankowski’s employment agreement means (a) the assignment, without Mr. Jankowski’s consent, to Mr. Jankowski of duties that result in a substantial diminution of the duties that he assumed; (b) the assignment, without Mr. Jankowski’s consent, of a title that is subordinate to the title Senior Vice President; (c) a reduction in Mr. Jankowski’s base salary; (d) our requirement that Mr. Jankowski regularly report to work in a location that is more than fifty miles from our current New York office, without Mr. Jankowski’s consent; (e) a change in Mr. Jankowski’s reporting relationship other than to our Chief Executive Officer; or (f) a material breach by us of Mr. Perlman’s employment agreement, or (g) our failure to provide compensation and benefits to Mr. Jankowski as required by the employment agreement when due.

In addition, unless Mr. Jankowski is terminated for cause, all applicable equity awards held by him as of the date of termination of employment that would have vested in the one-year period immediately following such termination will vest during the following year, provided that Mr. Jankowski makes himself reasonably available and cooperates with reasonable requests from us involving facts or events relating to us that Mr. Jankowski may have knowledge of.

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

On January 20, 2017, we entered into an employment agreement with Mr. Perlman that superseded his prior employment agreement. Under the terms of this new employment agreement, Mr. Perlman’s annual base salary was increased to $450,000, retroactive to January 1, 2017.

The employment agreement was for a term of three (3) years, provided that the employment agreement would extend in two (2) month increments for up to one (1) year thereafter for each month that the negotiations were not concluded prior to sixth months before the end of the term.

The employment agreement provided that Mr. Perlman would be eligible to participate in any annual bonus and other incentive compensation program that we may adopt from time to time for our executive officers and if Mr. Perlman had earned any bonus or non-equity based incentive compensation which remained unpaid upon termination of employment for any reason, whether by Mr. Perlman or us other than for cause, then Mr. Perlman would be entitled to receive a pro- rata portion of such incentive compensation at the time it is paid.

In the event the employment agreement was terminated for (i) Good Reason by Mr. Perlman, or (ii) by us without Cause, Mr. Perlman was entitled to receive an amount of base salary (at the rate of base salary in effect immediately prior to such termination) equal to the lesser of (x) one times the base salary and (y) two times the base salary payable for the number of full months remaining in the employment period, and COBRA continuation coverage paid in full by us for up to a maximum of twelve months following the date of termination. “Cause” as used in Mr. Perlman’s employment agreement means: (a) the willful and continued failure of Mr. Perlman to perform substantially his duties and responsibilities for us (other than any such failure resulting from his death or disability) after a written demand by the Board of Directors for substantial performance is delivered to Mr. Perlman by us, which specifically identifies the manner in which the Board of Directors believes that Mr. Perlman has not substantially performed his duties and responsibilities, which willful and continued failure is not cured by Mr. Perlman within thirty days of his receipt of such written demand; (b) the conviction of, or plea of guilty or nolo contendere to a felony, (c) an intentional breach of his non-compete obligations, (d) an intentional breach of the non-disclosure and non-solicitation agreement; or (e) a unanimous good faith finding by the Board of Directors that Mr. Perlman has engaged in fraud, dishonesty, gross negligence or misconduct which, if curable, has not been cured within thirty days after his receipt of a written notice from the Board of Directors stating with reasonable specificity the basis of such finding. “Good Reason” as used Mr. Perlman’s employment agreement means (a) the assignment, without Mr. Perlman’s consent, to Mr. Perlman of duties that result in a substantial diminution of the duties that he assumed; provided, however, the failure of Mr. Perlman to be reelected to the Board of Directors shall not be deemed to be a diminution of duties; (b) the assignment, without Mr. Perlman’s consent, of a title that is subordinate to the title Chief Executive Officer; (c) a reduction in Mr. Perlman’s base salary; (d) our requirement that Mr. Perlman regularly report to work in a location that is more than fifty miles from our current New York office, without Mr. Perlman’s consent; (e) a change in reporting relationship, provided however, that Good Reason does not include a change in the reporting relationship whereby Mr. Perlman will report to the Board of Directors of an acquiring company after a change of control (as that term is defined in our 2012 Employee, Director and Consultant Equity Incentive Plan); or (f) a material breach by us of Mr. Perlman’s employment agreement.

In addition, unless Mr. Perlman were terminated for cause, all applicable equity awards held by him as of the date of termination of employment that would have vested in the one-year period immediately following such termination will vest during the following year, provided that Mr. Perlman made himself reasonably available and cooperated with reasonable requests from us involving facts or events relating to us that Mr. Perlman may have knowledge of. In the event the employment agreement were terminated for good reason by Mr. Perlman, or by us without cause, and Mr. Perlman provided us with a release of claims, he would have been entitled to receive a cash severance payment in the amount of one times his then current base salary and one year of COBRA continuation coverage.

On April 19, 2018, Mr. Perlman resigned from his position as Chief Executive Officer and as our Director.

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

On January 20, 2017, we entered into an employment agreement with Ms. Nyrkovskaya that superseded her prior employment agreement. Under the terms of this new employment agreement, Ms. Nyrkovskaya’s annual base salary was increased to $375,000, retroactive to January 1, 2017.

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

Outstanding Equity Awards at 2017 Fiscal Year End

The following table sets forth information regarding grants of stock options and unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2017, to each of our named executive officers.

	Options Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Option exercise price ($)	Option expiration date
Edward Jankowski	83,333	166,667	2.12	January 17, 2027
Andrew D. Perlman	32,816	—	16.50	March 13, 2018
Andrew D. Perlman	127,500	—	37.20	July 26, 2022
Andrew D. Perlman	62,500	—	31.80	February 11, 2023
Andrew D. Perlman	466,667	333,333	1.55	April 4, 2026
Andrew D. Perlman	100,000	200,000	2.12	January 17, 2027
Anastasia Nyrkovskaya	30,000	—	28.50	May 6, 2023
Anastasia Nyrkovskaya	30,000	—	41.00	February 20, 2024
Anastasia Nyrkovskaya	204,167	145,833	1.55	April 4, 2026
Anastasia Nyrkovskaya	83,333	166,667	2.12	January 17, 2027

*	The market value is determined by multiplying the number of shares by $1.37, the closing price of our common stock on Nasdaq on December 29, 2017, the last day of our fiscal year.

**	Options vest in twelve equal quarterly increments (8.33% per quarter) over three years, subject to the participant's continuous service on the relevant vesting date.

Pension Benefits

We do not have any qualified or nonqualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

Potential Payments upon Termination or Change-In-Control

The following summarizes the potential payments to each of our named executive officers as of December 31, 2017 upon termination or change-in-control. The discussion assumes that such event occurred on December 29, 2017, the last business day of our fiscal year, at which time the closing price of our common stock as listed on Nasdaq was $1.37 per share. For a further discussion of these provisions see the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” above.

Edward Jankowski

In the event Mr. Jankowski’s employment was terminated for (i) Good Reason by Mr. Jankowski, or (ii) by us without Cause on December 29, 2017, Mr. Jankowski would have received severance in the amount of one year of base salary, and COBRA payments totaling approximately $39,600.

In addition, in the event a change-in-control of our wholly-owned subsidiary XpresSpa had occurred on December 29, 2017, Mr. Jankowski would have been entitled to receive 2% of the amount equal to the total amount of cash and the fair market value of all non-cash consideration paid or payable to us or our stockholders in connection with the change of control, net of transaction expenses payable to third parties and less the original acquisition price of wholly-owned subsidiary XpresSpa of $45,000,000 and less any past or future capital contributions made or to be made by us or our stockholders. A change of control of our wholly-owned subsidiary XpresSpa means (a) an acquisition or series of acquisitions by a person or entity unrelated to us of more than fifty percent (50%) of the outstanding shares or securities entitled to vote for the election of directors or similar managing authority of wholly-owned subsidiary XpresSpa or (b) a sale or disposition of all or substantially all of wholly-owned subsidiary XpresSpa’s assets to an unrelated third party. In the event that a closing of a public spin-off or initial public offering of our wholly-owned subsidiary XpresSpa had occurred on December 29, 2017, Mr. Jankowski would have been entitled to receive deferred stock units ("DSUs"), pursuant to wholly-owned subsidiary XpresSpa’s equity incentive plan then in effect, equal to 2% of wholly-owned subsidiary XpresSpa’s outstanding shares of common stock immediately after the such public offering; which DSUs would have been settled in common stock of XpresSpa twelve (12) months after the date of such public offering, which had no intrinsic value as of December 29, 2017.

Andrew D. Perlman

In the event Mr. Perlman’s employment was terminated for (i) Good Reason by Mr. Perlman, or (ii) by us without Cause on December 29, 2017, Mr. Perlman would have received severance in the amount of one year of base salary, and COBRA payments totaling approximately $57,000. In addition, in the event a change-in-control had occurred on December 29, 2017, Mr. Perlman would have received severance in the amount of one year of base salary, or $450,000, and Mr. Perlman would have been entitled to receive 75% acceleration of certain unvested options, which had no intrinsic value as of December 29, 2017.

On April 19, 2018 (the “Separation Date”), we entered into a separation agreement (the “Separation Agreement”) with Mr. Perlman related to his resignation as Chief Executive Officer and as our Director. The Separation Agreement includes a release by Mr. Perlman of claims against us and certain related parties. In connection with the entry into the Settlement Agreement, Mr. Perlman agreed that he would continue to be subject to the Non-Disclosure Agreement between Mr. Perlman and us that contains a covenant protecting our confidential information. In addition, Mr. Perlman agreed to be subject to a covenant not to compete with us for a two-year period following the Separation Date, a covenant prohibiting Mr. Perlman from soliciting or hiring our employees for a two-year period following the Separation Date, and a covenant not to disparage us or any of our businesses, services, products, affiliates or current, former or future directors and named executive officers (in their capacity as such). The Separation Agreement also includes certain affirmative covenants binding on Mr. Perlman, including, without limitation, a covenant to reasonably cooperate with us in connection with any action, suit, or proceeding, whether or not by or in the right of us and whether civil, criminal, administrative, investigative or otherwise.

In consideration of the foregoing release and covenants, we will pay Mr. Perlman, severance in an amount equal to $125,000 (the “Deferred Cash”), payable in monthly installments of $20,833.34 over the six (6) month period following the date that we achieve both of the following objectives at the end of an applicable calendar quarter as shown in the Form 10-Q or Form 10-K reporting such quarter (the “Cash Objectives”): (i) our Working Capital exceeds $6,368,000, and (ii) Free Cash exceeds $6,368,000; provided that if we do not achieve the Cash Objectives prior to the second (2nd) anniversary of the Separation Date, the Deferred Cash shall be forfeited and no amounts shall be payable under the Separation Agreement. For purposes of the Separation Agreement, “Free Cash” means cash and cash equivalents as defined in our Form 10-K and calculated consistently, less (i) any cash or cash equivalents that are restricted in any way, and (ii) any cash received by us from a debt, equity or other capital raise subsequent to the Separation Date. For purposes of the Separation Agreement, “Working Capital” shall mean (i) current assets less current liabilities, prepared in accordance with GAAP and consistent with our prior filings of Form 10-K, less (ii) any cash received by us from a debt, equity or other capital raise subsequent to the Separation Date.

Further, in consideration of the foregoing release and covenants, an aggregate of 153,302 of Mr. Perlman’s restricted stock units that will vest on May 17, 2018 (the “Current RSUs”) will be subject to a restriction on sale until the earlier of: (i) the one (1) year anniversary of the Separation Date; and (ii) the date upon which the volume weighted average price (“VWAP”) for our common stock for thirty (30) consecutive trading days exceeds $1.50 (as adjusted by us in our discretion for any stock split, subdivision, dividend or distribution).

In addition, we have agreed to grant to Mr. Perlman an additional 150,000 restricted stock units, which shall be fully vested as of the date of grant (the “Granted RSUs”); provided, however, that such Granted RSUs will be subject to a restriction on sale until the earlier of: (i) the one (1) year anniversary of the Separation Date; and (ii) the date upon which the VWAP for our common stock for thirty (30) consecutive trading days exceeds $1.50 (as adjusted by us in our discretion for any stock split, subdivision, dividend or distribution).

Anastasia Nyrkovskaya

In the event Ms. Nyrkovskaya’s employment was terminated for (i) Good Reason by Ms. Nyrkovskaya, or (ii) by us without Cause on December 29, 2017, Ms. Nyrkovskaya would have received severance in the amount of one year of base salary, or $375,000, and COBRA payments totaling approximately $57,000. In addition, upon a change-in-control, Ms. Nyrkovskaya would have been entitled to receive 75% acceleration of certain unvested options, which had no intrinsic value as of December 29, 2017.

Director Compensation

The following table sets forth the compensation of persons who served as non-employee members of our Board of Directors during the fiscal year ended December 31, 2017. Directors who are employed by us are not compensated for their service on our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Bruce T. Bernstein(2)	50,000	75,862	125,862
John Engelman(3)	50,000	66,937	116,937
Donald E. Stout(4)	50,000	71,399	121,399
Salvatore Giardina(5)	50,000	75,862	125,862
Richard K. Abbe(6)	50,000	66,937	116,937
Andrew R. Heyer(7)	50,000	66,937	116,937

(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. See Notes 2 and 12 of the consolidated financial statements disclosed in the Form 10-K for the year ended December 31, 2017, for the assumptions made in the valuation of the equity awards.

(2)	As of December 31, 2017, Mr. Bernstein held 145,000 fully vested options.

(3)	As of December 31, 2017, Mr. Engelman held 187,000 fully vested options.

(4)	As of December 31, 2017, Mr. Stout held 172,500 fully vested options.

(5)	As of December 31, 2016, Mr. Giardina held 145,000 fully vested options.

(6)	As of December 31, 2017, Mr. Abbe held 125,000 fully vested options.

(7)	As of December 31, 2017, Mr. Heyer held 75,000 fully vested options.

We reimburse each member of our Board of Directors for reasonable travel and other out-of-pocket expenses in connection with attending meetings of the Board of Directors.

We compensate each of our non-employee directors an annual cash stipend of $50,000. On January 17, 2017, we granted options to purchase shares of our common stock to each of our non-employee directors. Mr. Bernstein and Mr. Giardina each received options to purchase 85,000 shares of our common stock, Mr. Stout received options to purchase 80,000 shares of our common stock, and Mr. Engelman, Mr. Abbe and Mr. Heyer each received options to purchase 75,000 shares of our common stock. The options feature an exercise price of $2.12 per share and vest in equal quarterly installments over a one-year period, with one-fourth vesting at the end of each fiscal quarter following the grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain aggregate information, as of December 31, 2017, with respect to all of our equity compensation plans then in effect:

Plan Category	No. of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Total equity compensation plans approved by security holders (1)(2)	4,683,508	$5.39	2,416,492

(1)	These plans consist of the 2012 Plan, as amended on November 23, 2016, and the 2006 Plan. Under the amended 2012 Plan, a maximum of 7,100,000 shares of common stock may be awarded. The 2012 Plan was originally approved by our stockholders on July 19, 2012, following the merger with Innovate/Protect, replacing our then existing 2006 Plan.

(2)	The numbers of securities to be issued upon exercise of outstanding equities are 4,615,942 and 67,566 for the 2012 Plan and the 2006 Plan, respectively. The weighted-average exercise prices of outstanding options are $5.23 and $16.30 for the 2012 Plan and the 2006 Plan, respectively.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock and Series D Preferred Stock as of April 30, 2018 for (a) each stockholder known by us to own beneficially more than 5% of our common stock, (b) each of our named executive officers, (c) each of our directors, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock and Series D Preferred Stock that may be acquired by an individual or group within 60 days of April 30, 2018 pursuant to the exercise of options or warrants or the vesting of restricted stock units to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock and/or Series D Preferred Stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on (i) 26,634,475 shares of common stock and (ii) 420,541 shares of Series D Preferred Stock convertible into 3,364,328 shares of common stock outstanding on April 30, 2018.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Percent of Shares of Common Stock Beneficially Owned	Number of Shares of Common Stock Underlying Series D Preferred Stock Beneficially Owned	Percent of Shares of Common Stock Underlying Series D Preferred Stock Beneficially Owned
Five percent or more beneficial owners:
Mistral Spa Holdings, LLC(2) 650 Fifth Avenue, Floor 31 New York, NY 10019	3,926,806	13.9%	2,414,992	8.3%
AWM Investment Company, Inc.(3) 527 Madison Avenue, Suite 2600 New York, NY 10022	2,643,745	9.9%	—	—
Directors and named executive officers:
Edward Jankowski(4)	163,129	*	—	—
Andrew D. Perlman(5)	1,426,912	5.1%	—	—
Anastasia Nyrkovskaya(6)	458,062	1.7%	—	—
Jason Charkow(7)	256,462	1.0%	—	—
Bruce T. Bernstein(8)	814,457	3.0%	393,416	1.5%
John Engelman(9)	189,908	*	—	—
Donald E. Stout(10)	264,632	1.0%	—	—
Salvatore Giardina(11)	145,000	*	—	—
Richard K. Abbe(12)	723,292	2.7%	—	—
Andrew R. Heyer(2)(13)	4,116,806	14.5%	2,414,992	8.3%
All current directors and officers as a group (10 individuals)(14):	8,558,660	27.0%	2,808,408	9.5%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of the individuals is c/o XpresSpa Group, Inc., 780 Third Avenue, 12th Floor, New York, NY 10017.

(2)

The number of shares of common stock beneficially owned includes 2,338,690 shares of common stock and warrants to purchase 1,588,116 shares of common stock at the exercise price of $3.00 per share.

The number of shares of common stock underlying Series D Preferred Stock beneficially includes 301,874 shares of Series D Preferred Stock convertible into 2,414,992 shares of common stock.

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

(3)

AWM Investment Company, Inc., a Delaware corporation (“AWM”), is the investment adviser to Special Situations Cayman Fund, L.P. (“CAYMAN”), Special Situations Fund III QP, L.P. (“SSFQP”) and Special Situations Private Equity Fund, L.P. (“SSPE” and together with CAYMAN and SSFQP, the “Funds”). As the investment adviser to the Funds, AWM holds sole voting and investment power over 462,561 shares of common stock held by CAYMAN, 1,387,683 shares of common stock held by SSFQP and 793,501 shares of common stock held by SSPE.

Austin W. Marxe, David M. Greenhouse and Adam C. Stettner are the controlling principals of AWM. The reporting person disclaims beneficial ownership of the shares, except to the extent of its pecuniary interest therein.

(4)	The number of shares of common stock beneficially owned includes options to purchase 104,167 shares of our common stock exercisable and 58,962 restricted stock units vesting within 60 days of April 30, 2018.

(5)

The number of shares of common stock beneficially owned includes options to purchase 848,333 shares of our common stock exercisable and 303,302 restricted stock units vesting within 60 days of April 30, 2018.

An aggregate of 153,302 of Mr. Perlman’s restricted stock units vesting on May 17, 2018 will be subject to a restriction on sale until the earlier of: (i) the one (1) year anniversary of the Separation Date; and (ii) the date upon which the VWAP for our common stock for thirty (30) consecutive trading days exceeds $1.50 (as adjusted by us in our discretion for any stock split, subdivision, dividend or distribution). In addition, we have agreed to grant to Mr. Perlman an additional 150,000 restricted stock units; provided, however, that such Granted RSUs will be subject to a restriction on sale until the earlier of: (i) the one (1) year anniversary of the Separation Date; and (ii) the date upon which the VWAP for our common stock for thirty (30) consecutive trading days exceeds $1.50 (as adjusted by us in our discretion for any stock split, subdivision, dividend or distribution).

(6)	The number of shares of common stock beneficially owned includes options to purchase 397,500 shares of our common stock exercisable and 58,962 restricted stock units vesting within 60 days of April 30, 2018.

(7)	The number of shares of common stock beneficially owned includes options to purchase 197,500 shares of our common stock exercisable and 58,962 restricted stock units vesting within 60 days of April 30, 2018.

(8)

The number of shares of common stock beneficially owned includes options to purchase 145,000 shares of our common stock exercisable within 60 days of April 30, 2018 and warrants to purchase 258,712 shares of common stock at the exercise price of $3.00 per share.

The number of shares of common stock underlying Series D Preferred Stock beneficially includes 49,177 shares of Series D Preferred Stock convertible into 393,416 shares of common stock.

(9)	The number of shares of common stock beneficially owned includes options to purchase 167,500 shares of our common stock exercisable within 60 days of April 30, 2018.

(10)	The number of shares of common stock beneficially owned includes options to purchase 172,500 shares of our common stock exercisable within 60 days of April 30, 2018.

(11)	The number of shares of common stock beneficially owned includes options to purchase 145,000 shares of our common stock exercisable within 60 days of April 30, 2018.

(12)

The number of shares of common stock beneficially owned includes options to purchase 125,000 shares of our common stock exercisable within 60 days of April 30, 2018 and warrants to purchase 311,750 shares of common stock at the exercise price of $3.00 per share.

Warrants to purchase 225,750 shares of common stock are held by Iroquois Master Fund Ltd. (the "Fund") and warrants to purchase 86,000 shares are held by Iroquois Capital Investment Group (“ICIG”). Mr. Abbe is president of Iroquois Capital Management L.L.C, and managing member of ICIG, who has the authority and responsibility for the investments made on behalf of the Fund and ICIG, and, as such, may be deemed to be the beneficial owner of all shares of common stock held by the Fund and ICIG. Mr. Abbe disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein, and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose.

(13)

The number of shares of common stock beneficially owned includes options to purchase 75,000 shares of our common stock exercisable within 60 days of April 30, 2018 and warrants to purchase 1,588,116 shares of common stock at the exercise price of $3.00 per share.

The number of shares of common stock underlying Series D Preferred Stock beneficially includes 301,874 shares of Series D Preferred Stock convertible into 2,414,992 shares of common stock.

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

Transactions with Related Persons

During the year ended December 31, 2017, we entered into the following related party transactions:

XpresSpa entered in a credit agreement and secured promissory note (“Debt”) with Rockmore Investment Master Fund Ltd. (“Rockmore”) on April 22, 2015 that was amended on August 8, 2016. The principal amount of the debt is $6,500,000. Rockmore is an investment entity controlled by our board member, Bruce T. Bernstein. We believe the terms of the Debt were reflective of market rates as of the time of issuance. In addition, we paid $212,000 to Bruce T. Bernstein in March 2017 for legal costs incurred in conjunction with the acquisition of XpresSpa and Amiral Holdings SAS legal proceedings prior to the completion of the acquisition, as he was indemnified by XpresSpa. These costs are included in the accounts payable, accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2016.

Director Independence and Committee Qualifications

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based upon this review, we believe that Messrs. Bernstein, Engelman, Stout, Giardina, Abbe and Heyer qualify as independent directors in accordance with the standards set by Nasdaq, as well as Rule 10A-3 promulgated under the Exchange Act. Accordingly, our Board of Directors is comprised of a majority of independent directors as required by Nasdaq rules. Our Board of Directors has also determined that each member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee meets the independence requirements applicable to each such committee member prescribed by Nasdaq and the SEC. Our Board of Directors has further determined that Messrs. Giardina and Bernstein are “audit committee financial experts” as defined in the rules of the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

CohnReznick LLP (“CohnReznick”) was selected by our Audit Committee as our independent registered public accounting firm for the fiscal year ended December 31, 2017. This selection was ratified by our stockholders at the 2017 annual meeting held on November 8, 2017. In deciding to select CohnReznick, the Audit Committee carefully considered the qualifications of CohnReznick, including its reputation for integrity, quality, and competence in the fields of accounting and auditing. Further, the Audit Committee reviewed auditor independence issues and existing commercial relationships with CohnReznick. The Audit Committee concluded that independence of CohnReznick was not impaired for the fiscal years ended December 31, 2017 and 2016. For the fiscal years ended December 31, 2017 and 2016, we incurred the following fees for the services of CohnReznick:

	2017	2016
Audit fees(1)	$431,325	$383,250
Audit-related fees(2)	25,450	—
Total	$456,775	$383,250

(1)	Audit fees includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees includes fees for benefit plan audits and lease compliance audits.

Pre-Approval of Audit and Non-Audit Services

Consistent with SEC policies and guidelines regarding audit independence, our Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our independent registered public accounting firms in 2017 and 2016.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Form 10-K/A are filed with, or incorporated by reference in, this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York of New York on the 30th day of April, 2018.

XPRESSPA GROUP, INC.

By:	/s/ Edward Jankowski
Name:	Edward Jankowski
Title:	Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Edward Jankowski	Chief Executive Officer and Director (Principal	April 30, 2018
Edward Jankowski	Executive Officer)

/s/ Anastasia Nyrkovskaya	Chief Financial Officer (Principal Financial Officer	April 30, 2018
Anastasia Nyrkovskaya	and Principal Accounting Officer)

/s/ Bruce T. Bernstein	Director, Chairman of Board of Directors	April 30, 2018
Bruce T. Bernstein

/s/ John Engelman	Director	April 30, 2018
John Engelman

/s/ Salvatore Giardina	Director	April 30, 2018
Salvatore Giardina

/s/ Donald E. Stout	Director	April 30, 2018
Donald E. Stout

/s/ Andrew R. Heyer	Director	April 30, 2018
Andrew R. Heyer

/s/ Richard K. Abbe	Director	April 30, 2018
Richard K. Abbe

Exhibits Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC, the unitholders of XpresSpa who are parties thereto and Mistral XH Representative, LLC, as representative of the unitholders, dated as of August 8, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2016)

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated September 8, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 9, 2016)

2.3	Amendment No. 2 to Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated October 25, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 25, 2016)

3.1	Amended and Restated Certificate of Incorporation, as amended as of November 28, 2016 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 5, 2016)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated January 5, 2018 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 5, 2018)

3.3	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on January 5, 2018)

3.4	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.2 to our Current Report on Form 8-K filed on July 20, 2012)

3.5	Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

3.6	Certificate of Designation of Series C Junior Participating Preferred Stock (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on March 21, 2016)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 23, 2016).

4.1	Specimen common stock certificate (incorporated by reference from our Registration Statement on Form S-1 filed on May 18, 2010)

4.2	Form of Warrant Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010)

4.3	Form of Special Bridge Warrants (incorporated by reference from our Registration Statement on Form S-1 filed on January 29, 2010)

4.4†	Form of Management Option Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010)

4.5	Form of Preferential Reload Warrant (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 15, 2012)

4.6	Form of Reload Warrants (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 15, 2012)

4.7	Form of Series 1 Warrant (incorporated by reference from Annex F to our Registration Statement on Form S-4 (File No. 333-180609) originally filed with the SEC on April 6, 2012)

4.8	Form of Series 2 Warrant (incorporated by reference from Annex G to our Registration Statement on Form S-4 (File No. 333-180609) originally filed with the SEC on April 6, 2012)

4.9	Form of Warrant, dated June 20, 2014 (incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 30, 2014 filed on August 6, 2014)

4.10	Form of Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

4.11	Form of Notes (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

4.12	Form of Warrant (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

4.13	Form of Base Indenture between Vringo, Inc. and Computershare Trust Company, N.A. (incorporated by reference from Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

4.14	Form of First Supplemental Indenture (incorporated by reference from Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

4.15	Section 382 Rights Agreement, dated as of March 18, 2016, between Vringo, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designation of Series C Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 21, 2016)

4.16	Form of Warrant to Purchase Shares of Common Stock of FORM Holdings Corp. (incorporated by reference from Annex F to our Registration Statement on Form S-4 filed with the SEC on October 26, 2016)

10.1†	Vringo, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated by reference from Appendix C of our Proxy Statement on Schedule 14A (DEF 14A) filed with the SEC on September 25, 2015)

10.2†	Form of Stock Option Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.3†	Form of Restricted Stock Unit Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.4	Form of Indemnification Agreement, dated January 31, 2013, by and between Vringo, Inc. and each of its Directors and Executive Officer (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2012 filed on March 21, 2013)

10.5	Subscription Agreement, dated as of August 8, 2016, by and between FORM Holdings Corp. and Mistral Spa Holdings, LLC (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2016)

10.6	Subscription Agreement and Joinder, dated as of August 8, 2016, by and between XpresSpa Holdings, LLC and FORM Holdings Corp (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 8, 2016)

10.7†	FORM Holdings Corp. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 28, 2016)

10.8†	Independent Director’s Agreement, by and between FORM Holdings Corp. and Andrew R. Heyer, dated as of December 23, 2016 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.9***††	Confidential Settlement and Patent Assignment Agreement by and between FORM Holdings Corp. and Nokia Corporation dated as of December 5, 2016 (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2016 filed on March 30, 2017)

10.10	Form of Stock Purchase Agreement, dated as of February 2, 2016, by and between FORM Holdings Corp., Excalibur Integrated Systems, Inc., each of the holders of the capital stock of Excalibur, and the sellers’ representative (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 3, 2017)

10.11†	Employment Agreement, dated February 13, 2013, by and between Vringo, Inc. and Cliff Weinstein (incorporated by reference from Exhibit 10.14 to our Annual Report on Form 10-K filed with the SEC on March 10, 2016)

10.12†	Amendment to Employment Agreement dated October 13, 2015, by and between Vringo, Inc. and Cliff Weinstein (incorporated by reference from Exhibit 10.24 to our Annual Report on Form 10-K filed with the SEC on March 10, 2016)

10.13†	Amendment to Employment Agreement dated January 18, 2017, by and between FORM Holdings Corp. and Cliff Weinstein (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017)

10.14†	Amendment to Employment Agreement dated May 15, 2017, by and between FORM Holdings Corp. and Cliff Weinstein (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 5, 2017)

10.15†	Executive Employment Agreement, dated January 20, 2017, by and between FORM Holdings Corp. and Edward Jankowski (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017)

10.16†	Executive Employment Agreement, dated January 18, 2017, by and between FORM Holdings Corp. and Andrew Perlman (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017)

10.17†	Executive Employment Agreement, dated January 17, 2017, by and between FORM Holdings Corp. and Anastasia Nyrkovskaya (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017)

10.18†	Executive Employment Agreement, dated January 17, 2017, by and between FORM Holdings Corp. and Jason Charkow (incorporated by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017)

10.19	Membership Purchase Agreement dated as of March 7, 2018 by and among Route1 Security Corporation, Route1 Inc. and XpresSpa Group, Inc. (incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 26, 2018)

10.20†	Separation Agreement dated as of April 19, 2018 by and between XpresSpa Group, Inc. and Andrew Perlman.

21***	Subsidiaries of XpresSpa Group, Inc.

23.1***	Consent of CohnReznick LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBLR Taxonomy Extension Schema Document

101.CAL***	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBLR Taxonomy Extension Definition Linkbase Document

101.LAB***	XBLR Taxonomy Extension Label Linkbase Document

101.PRE***	XBLR Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Previously furnished in connection with the Registrant’s Annual Report on Form 10-K filed on March 29, 2018.

***	Previously filed in connection with the Registrant’s Annual Report on Form 10-K filed on March 29, 2018.

†	Management contract or compensatory plan or arrangement.

††	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.