Form 10-Q
period 2018-03-31
XpresSpa Group, Inc.
filed 2018-05-15
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 15, 2018, 26,634,475 shares of the registrant’s common stock were outstanding.

XpresSpa Group, Inc. and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2018 (Unaudited)	December 31, 2017
Current assets
Cash and cash equivalents	$3,554	$6,368
Inventory	1,050	1,159
Other current assets	1,000	2,120
Assets held for disposal	717	6,446
Total current assets	6,321	16,093

Restricted cash	487	487
Property and equipment, net	15,928	15,797
Intangible assets, net	11,007	11,547
Goodwill	—	19,630
Other assets	3,765	1,686
Total assets	$37,508	$65,240

Current liabilities
Accounts payable, accrued expenses and other current liabilities	$8,560	$8,736
Liabilities held for disposal	—	3,761
Total current liabilities	8,560	12,497

Debt	6,500	6,500
Other liabilities	433	404
Total liabilities	15,493	19,401
Commitments and contingencies (see Note 12)

Stockholders’ equity
Series A Convertible Preferred stock, $0.01 par value per share; 500,000 shares authorized; 6,968 issued and none outstanding	—	—
Series B Convertible Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; 1,666,667 issued and none outstanding	—	—
Series C Junior Preferred stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	—	—
Series D Convertible Preferred Stock, $0.01 par value per share; 500,000 shares authorized; 475,208 shares issued and 420,541 shares outstanding with a liquidation value of $20,186 as of March 31, 2018 and December 31, 2017	4	4
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 26,634,475 and 26,545,690 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	266	265
Additional paid-in capital	290,707	290,396
Accumulated deficit	(273,641)	(249,708)
Accumulated other comprehensive loss	(140)	(74)
Total stockholders’ equity attributable to the Company	17,196	40,883
Noncontrolling interests	4,819	4,956
Total stockholders’ equity	22,015	45,839
Total liabilities and stockholders’ equity	$37,508	$65,240

The accompanying notes form an integral part of these condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2018	2017
Revenue
Products and services	$11,800	$10,984
Other	800	100
Total revenue	12,600	11,084

Cost of sales
Labor	6,210	5,309
Occupancy	2,060	1,771
Products and other operating costs	1,507	1,854
Total cost of sales	9,777	8,934
Depreciation and amortization	1,653	1,726
Goodwill impairment	19,630	—
General and administrative*	4,596	4,993
Total operating expenses	35,656	15,653
Operating loss from continuing operations	(23,056)	(4,569)
Interest expense	(183)	(189)
Other non-operating income (expense), net	(90)	114
Loss from continuing operations before income taxes	(23,329)	(4,644)
Income tax benefit (expense)	84	(227)
Consolidated net loss from continuing operations	(23,245)	(4,871)
Loss from discontinued operations before income taxes*	(605)	(1,478)
Income tax benefit (expense)	—	—
Consolidated net loss from discontinued operations	(605)	(1,478)
Consolidated net loss	(23,850)	(6,349)
Net income attributable to noncontrolling interests	(83)	(76)
Net loss attributable to the Company	$(23,933)	$(6,425)

Consolidated net loss from continuing operations	$(23,245)	$(4,871)
Other comprehensive loss from continuing operations	(66)	(44)
Comprehensive loss from continuing operations	(23,311)	(4,915)
Consolidated net loss from discontinued operations	(605)	(1,478)
Other comprehensive loss from discontinued operations	—	—
Comprehensive loss from continuing operations	(605)	(1,478)
Comprehensive loss	$(23,916)	$(6,393)

Loss per share
Loss per share from continuing operations	$(0.88)	$(0.26)
Loss per share from discontinued operations	(0.02)	(0.08)
Total basic and diluted net loss per share	$(0.90)	$(0.34)
Weighted-average number of shares outstanding during the period
Basic	26,592,781	18,862,715
Diluted	26,592,781	18,862,715

*Includes stock-based compensation expense, as follows:
General and administrative	$312	$547
Discontinued operations	—	194
Total stock-based compensation expense	$312	$741

The accompanying notes form an integral part of these condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Preferred stock	Common stock	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Company equity	Non- controlling interest	Total equity
December 31, 2017	$4	$265	$290,396	$(249,708)	$(74)	$40,883	$4,956	$45,839
Vesting of restricted stock units (“RSUs”)	—	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	312	—	—	312	—	312
Net loss for the period	—	—	—	(23,933)	—	(23,933)	83	(23,850)
Foreign currency translation	—	—	—	—	(66)	(66)	—	(66)
Distributions to noncontrolling interests	—	—	—	—	—	—	(220)	(220)
March 31, 2018	$4	$266	$290,707	$(273,641)	$(140)	$17,196	$4,819	$22,015

	Preferred stock	Common stock	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Company equity	Non- controlling interest	Total equity
December 31, 2016	$5	$183	$280,221	$(220,868)	$(13)	$59,528	$4,641	$64,169
Issuance of common stock for services	—	—	11	—	—	11	—	11
Shares of common stock issued for the acquisition of Excalibur	—	9	1,800	—	—	1,809	—	1,809
Stock-based compensation	—	—	741	—	—	741	—	741
Net loss for the period	—	—	—	(6,425)	—	(6,425)	76	(6,349)
Foreign currency translation	—	—	—	—	(44)	(44)	—	(44)
March 31, 2017	$5	$192	$282,773	$(227,293)	$(57)	$55,620	$4,717	$60,337

The accompanying notes form an integral part of these condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities
Consolidated net loss	$(23,850)	$(6,349)
Consolidated net loss from discontinued operations	(605)	(1,478)
Consolidated net loss from continuing operations	(23,245)	(4,871)
Adjustments to reconcile consolidated net loss from continuing operations to net cash used in operating activities:
Items not affecting cash flows
Depreciation and amortization	1,653	1,726
Goodwill impairment	19,630	—
Stock-based compensation	312	741
Issuance of shares of common stock	—	1,820
Change in fair value of derivative warrant liabilities	(33)	(26)
Contingent liability assumed from acquisition	—	316
Gain on the sale of patents	(450)	—
Changes in current assets and liabilities net of effects of acquisition
Decrease in inventory	109	219
Decrease (increase) in other current assets and other assets	(1,559)	421
Decrease in accounts payable, accrued expenses and other current liabilities	(176)	(2,336)
Increase in other liabilities	62	169
Net cash used in operating activities – continuing operations	(3,697)	(1,821)
Net cash provided by (used in) operating activities – discontinued operations	1,363	(3,078)
Net cash used in operating activities	(2,334)	(4,899)
Cash flows from investing activities
Acquisition of property and equipment	(1,178)	(808)
Acquisition of software	(66)	—
Proceeds from the sale of patents	250	—
Cash received from note receivable	800	—
Net cash used in investing activities – continuing operations	(194)	(808)
Net cash used in investing activities – discontinued operations	—	(125)
Net cash used in investing activities	(194)	(933)
Cash flows from financing activities
Distributions to noncontrolling interests	(220)	—
Net cash used in financing activities – continuing operations	(220)	—
Net cash used in financing activities – discontinued operations	—	(361)
Net cash used in financing activities	(220)	(361)
Effect of exchange rate changes and foreign currency translation	(66)	(44)
Decrease in cash and cash equivalents	(2,814)	(6,237)
Cash and cash equivalents at beginning of period	6,368	17,910
Cash and cash equivalents at end of period	$3,554	$11,673
Cash paid during the period for
Interest	$150	$150

The accompanying notes form an integral part of these condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for share and per share data)

Note 1. General

On January 5, 2018, FORM Holdings Corp. changed its name to XpresSpa Group, Inc. (“XpresSpa Group” or the “Company”). The Company’s common stock, par value $0.01 per share, which had previously been listed under the trading symbol “FH” on the Nasdaq Capital Market (“Nasdaq”), has been listed under the trading symbol “XSPA” since January 8, 2018. Rebranding to XpresSpa Group aligned the Company’s corporate strategy to build a pure-play health and wellness services company, which the Company commenced following its acquisition of XpresSpa Holdings, LLC (“XpresSpa”) on December 23, 2016.

As a result of the transition to a pure-play health and wellness services company, the Company currently has one operating segment that is also its sole reporting unit, which is comprised of XpresSpa, a leading airport retailer of spa services. XpresSpa is a well-recognized airport spa brand with 57 locations, consisting of 52 domestic and 5 international locations as of March 31, 2018. XpresSpa offers travelers premium spa services, including massage, nail and skin care, as well as spa and travel products.

In October 2017, the Company completed the sale of FLI Charge, Inc. (“FLI Charge”) and, in March 2018, the Company completed the sale of Group Mobile Int’l LLC (“Group Mobile”). These two entities formerly comprised the Company’s technology operating segment, which was eliminated following the disposition of Group Mobile. The results of operations for FLI Charge and Group Mobile are presented in the condensed consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations. The carrying amounts of assets and liabilities belonging to Group Mobile are presented in the condensed consolidated balance sheets as assets held for disposal and liabilities held for disposal, respectively, as of March 31, 2018 and December 31, 2017.

The Company owns certain patent portfolios, which it looks to monetize through sales and licensing agreements. During the three-month period ended March 31, 2018, the Company determined that its former intellectual property operating segment would no longer be an area of focus and, as such, will no longer operate as a separate operating segment, as it is not expected to generate any material revenues.

As of March 31, 2018, the Company had cash and cash equivalents of $3,554. In addition, the Company’s current assets were $6,321 and current liabilities were $8,560 as of March 31, 2018.

On May 15, 2018, the Company entered into a securities purchase agreement (the “Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to sell up to (i) an aggregate principal amount of $4,438 in 5% Secured Convertible Notes due 2019, which includes $88 to be issued to Palladium Capital Advisors as Placement Agent (the “Convertible Notes”), convertible into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at a conversion price of $0.62 per share, (ii) Class A Warrants (the “Class A Warrants”) to purchase 7,157,259 shares of Common Stock at an exercise price of $0.62 per share and (iii) Class B Warrants (the “Class B Warrants,” and together with the Class A Warrants, the “Warrants”) to purchase 3,578,630 shares of Common Stock at an exercise price of $0.62 per share. The Convertible Notes bear interest at a rate of 5% per annum. The Convertible Notes are senior secured obligations of the Company and are secured by certain of its personal property. Unless earlier converted or redeemed, the Convertible Notes will mature in November 2019. The Company expects to close the transaction as soon as possible following the filing of these financial statements.

The Company’s management believes that its current cash balance, the issuance of the Convertible Notes and Warrants, and cash provided by future operating activities will be sufficient to fund its planned operations and scheduled Convertible Notes principal repayments for at least the next twelve months following the date of the filing of these financial statements.

Note 2. Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company, and all entities in which the Company has a controlling financial interest. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(c) Cash and Cash Equivalents

The Company maintains cash in checking accounts with financial institutions. The Company has established guidelines relating to diversification and maturities of its investments in order to minimize credit risk and maintain high liquidity of funds. Cash equivalents include amounts due from third-party financial institutions for credit and debit card transactions. These items typically settle in less than five days. As of March 31, 2018, the Company held significant portions of its cash balance in overseas accounts, totaling $2,661, which is not insured by the Federal Deposit Insurance Corporation (“FDIC”). If the Company were to distribute the amounts held overseas, the Company would need to follow an approval process as defined in its operating and partnership agreements, which may delay the availability of cash to the Company.

(d) Revenue recognition

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

Other revenue relates to one-time intellectual property licenses as well as the sale of certain of the Company’s intellectual property. Revenue from patent licensing is recognized when the Company transfers promised intellectual property rights to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those intellectual property rights. Currently, revenue arrangements related to intellectual property provide for the payment of contractually determined fees and other consideration for the grant of certain intellectual property rights related to the Company’s patents. These rights typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patents, (ii) the release of the licensee from certain claims, and (iii) the dismissal of any pending litigation. The intellectual property rights granted typically extend until the expiration of the related patents. Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s part to maintain or upgrade the related technology, or provide future support or services. Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the upfront payment. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, receipt of the upfront fee, and transfer of the promised intellectual property rights.

(e) Cost of sales

Cost of sales consists of store-level costs. Store-level costs include all costs that are directly attributable to the store operations and include:

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

Cost of sales related to the Company’s intellectual property mainly includes expenses incurred in connection with the Company’s patent licensing and enforcement activities, patent-related legal expenses paid to external patent counsel (including contingent legal fees), licensing and enforcement related research, consulting and other expenses paid to third parties, as well as related internal payroll expenses.

(f) Investments

The Company accounts for its investments in other entities using the cost method of accounting when the Company has no substantial influence and the investment is less than 20% of the investee entity. Under the cost method, the investment is recorded at cost, which approximates fair value, on the date of acquisition. The Company performs an assessment for impairment on at least an annual basis, or when there is an indication that cost exceeds fair value.

(g) Fair value measurements

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

(h) Recently issued accounting pronouncements

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)

The core principle of this new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance was amended in July 2015 and is effective for annual reporting periods beginning after December 15, 2017. Adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

ASU No. 2016-01, Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

This standard amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to the Company’s condensed consolidated financial statements, the most significant impact relates to the accounting for equity investments. It will impact the disclosure and presentation of financial assets and liabilities. The amendments in this update are effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

ASU No. 2016-02, Leases (Topic 842)

This standard provides new guidance related to accounting for leases and supersedes U.S. GAAP on lease accounting with the intent to increase transparency. This standard requires operating leases to be recorded on the balance sheet as assets and liabilities and requires disclosure of key information about leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations and comprehensive loss. The adoption will require a modified retrospective approach as of the beginning of the earliest period presented. The new standard is effective for the fiscal year beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its condensed consolidated financial statements, but the Company expects that it will result in a significant increase in its long-term assets and liabilities.

ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

This standard provides new guidance to eliminate the requirement to calculate the implied fair value of goodwill, or the Step 2 test, to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The loss recognized should not exceed the total goodwill allocated to the reporting unit. The new standard is effective for the fiscal year beginning after December 15, 2019, with early adoption permitted. The Company early adopted this standard effective January 1, 2018. Adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

This standard provides guidance on the reclassification of certain tax effects from accumulated other comprehensive income to retained earnings in the period in which the effects of the change in the United States federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. The new standard is effective for the fiscal year beginning after December 15, 2018. The Company is currently in the process of evaluating the potential impact of the adoption of this standard on its condensed consolidated financial statements.

(i) Reclassification

Certain balances have been reclassified to conform to presentation requirements, including the presentation of discontinued operations and the consistent presentation of the allocation of cost of sales and general and administrative expenses between store locations and corporate in the condensed consolidated statements of operations and comprehensive loss.

Note 3. Net Loss per Share of Common Stock

The table below presents the computation of basic and diluted net losses per share of common stock:

	Three months ended March 31,
	2018	2017
Basic numerator:
Net loss from continuing operations attributable to shares of common stock	$(23,328)	$(4,947)
Net loss from discontinued operations attributable to shares of common stock	(605)	(1,478)
Net loss attributable to the Company	$(23,933)	$(6,425)
Basic denominator:
Basic shares of common stock outstanding	26,592,781	18,862,715

Basic loss per share of common stock from continuing operations	$(0.88)	$(0.26)
Basic loss per share of common stock from discontinued operations	(0.02)	(0.08)
Basic net loss per share of common stock	$(0.90)	$(0.34)

Diluted numerator:
Net loss from continuing operations attributable to shares of common stock	$(23,328)	$(4,947)
Net loss from discontinued operations attributable to shares of common stock	(605)	(1,478)
Net loss attributable to the Company	$(23,933)	$(6,425)
Diluted denominator:
Diluted shares of common stock outstanding	26,592,781	18,862,715

Diluted loss per share of common stock from continuing operations	$(0.88)	$(0.26)
Diluted loss per share of common stock from discontinued operations	(0.02)	(0.08)
Diluted net loss per share of common stock	$(0.90)	$(0.34)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options to purchase an equal number of shares of common stock of the Company	3,579,585	5,138,732
Unvested RSUs to issue an equal number of shares of common stock of the Company	330,188	400,942
Warrants to purchase an equal number of shares of common stock of the Company	3,087,500	3,430,877
Preferred stock on an as converted basis	3,364,328	3,931,416
Total number of potentially dilutive instruments excluded from the calculation of net loss per share of common stock	10,361,601	12,901,967

Note 4. Goodwill

On January 5, 2018, the Company changed its name to XpresSpa Group as part of a rebranding effort to align its corporate strategy to build a pure-play health and wellness services company, which the Company commenced following its acquisition of XpresSpa on December 23, 2016. Following the subsequent sale of Group Mobile on March 22, 2018, which was the only remaining component of the Company’s technology operating segment, the Company’s management made the decision that its intellectual property operating segment would no longer be an area of focus and would no longer operate as a separate operating segment as it is not expected to generate any material revenues. This completed the transition of the Company into a pure-play health and wellness company with only one operating segment, consisting of its XpresSpa business.

The Company’s market capitalization is sensitive to the volatility of its stock price. On January 2, 2018, the first trading day of the fiscal year 2018, the Company’s stock price opened at $1.36 and closed at $1.45. The closing price of the Company’s stock on March 29, 2018, the last trading day of the first quarter of fiscal 2018, was $0.72. The average closing stock price of the Company from January 2, 2018 through March 29, 2018 was approximately $1.02, ranging from $0.71 to $1.80 during that period.

Subsequent to the first quarter of fiscal 2018, on April 19, 2018, the Company entered into a separation agreement with its Chief Executive Officer regarding his resignation as Chief Executive Officer and as a Director the Company. On that same date, the Company’s Senior Vice President and Chief Executive Officer of XpresSpa was appointed by the Board of Directors as the Chief Executive Officer and as a Director of the Company.

These events were identified by the Company’s management as triggering events requiring that goodwill be tested for impairment as of March 31, 2018. In addition to the Company’s rebranding efforts to a pure-play health and wellness services company, its stock price continued to decline even after the announcement of the new Chief Executive Officer. The Company’s stock price has averaged $0.67 following March 31, 2018. As the stock price has not rebounded, the Company determined that the impairment relates to the three-month period ended March 31, 2018.

The Company performed a quantitative goodwill impairment test, in which the Company compared the carrying value of the reporting unit to its estimated fair value, which was calculated using an income approach. The key assumptions for this approach are projected future cash flows and a discount rate, which is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected future cash flows. As a result of the quantitative goodwill impairment test performed as of March 31, 2018, the Company determined that the fair value of the reporting unit did not exceed its carrying amount and, therefore, goodwill of the reporting unit was considered impaired.

Based on the estimated fair value of goodwill, the Company recorded an impairment charge of $19,630, to reduce the carrying value of goodwill to its fair value, which was determined to be zero. This impairment charge is included in goodwill impairment in the condensed consolidated statements of operations and comprehensive loss for the three-month period ended March 31, 2018.

The fair value measurement of goodwill was classified within Level 3 of the fair value hierarchy because the income approach was used, which utilizes significant inputs that are unobservable in the market. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date.

Note 5. Other Assets

Other assets in the condensed consolidated balance sheets are comprised of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Cost method investments	$2,909	$834
Lease deposits	856	852
Other assets	$3,765	$1,686

As of March 31, 2018, the Company’s other assets included:

•	$1,625 cost method investment in Route1 Inc. (“Route1”), which the Company received from the disposition of Group Mobile in March 2018;

•	$856 deposits made pursuant to various lease agreements, which will be returned to the Company at the end of the leases;

•	$787 cost method investment in InfoMedia Services Limited (“InfoMedia”), which the Company acquired in 2014;

•	$450 cost method investment in Marathon Patent Group, Inc. (“Marathon”), that the Company received in January 2018; and

•	$47 cost method investment in FLI Charge, which the Company received from the disposition of FLI Charge in October 2017.

Note 6. Segment Information

As a result of the Company’s transition to a pure-play health and wellness services company, it currently has one operating segment that is also its sole reporting unit, which is comprised of XpresSpa.

The Company currently operates in two geographical segments: the United States and all other countries. The following table represents the geographical revenue and segment operating loss for the three-month periods ended March 31, 2018 and 2017, and total asset information as of March 31, 2018 and December 31, 2017. There were no concentrations of geographical revenue, segment operating loss or total assets related to any single foreign country that were material to the Company’s condensed consolidated financial statements.

	Three months ended March 31,
	2018	2017
Revenue
United States	$11,259	$9,968
All other countries	1,341	1,116
Total revenue	$12,600	$11,084

Cost of sales
United States	$8,990	$8,257
All other countries	787	677
Total cost of sales	$9,777	$8,934

Segment operating income (loss)
United States	$(23,276)	$(4,759)
All other countries	220	190
Operating loss from continuing operations	(23,056)	(4,569)
Other non-operating expense, net	(273)	(75)
Loss from continuing operations before income taxes	$(23,329)	$(4,644)

	March 31, 2018	December 31, 2017
Assets
United States	$32,567	$55,152
All other countries	4,224	3,642
Assets held for disposal	717	6,446
Total assets	$37,508	$65,240

Note 7. Fair Value Measurements

Derivative Warrant Liabilities

The following table presents the placement in the fair value hierarchy of derivative warrant liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
March 31, 2018:	$1	$—	$—	$1

December 31, 2017:	$34	$—	$—	$34

The Company measures its derivative warrant liabilities at fair value. The derivative warrant liabilities were classified within Level 3 because they were valued using the Black-Scholes-Merton model, which utilizes significant inputs that are unobservable in the market. These derivative warrant liabilities were initially measured at fair value and are marked to market at each balance sheet date.

In addition to the above, the Company’s financial instruments as of March 31, 2018 and December 31, 2017, consisted of cash and cash equivalents, trade and loan receivables, inventory, accounts payable and other current liabilities. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

The following table summarizes the changes in the Company’s derivative warrant liabilities measured at fair value using significant unobservable inputs (Level 3) during the three-month period ended March 31, 2018:

December 31, 2017	$34
Decrease in fair value of the derivative warrant liabilities	(33)
March 31, 2018	$1

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities falls within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

March 31, 2018:

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities	Black-Scholes-Merton	Volatility	39.56%
		Risk free interest rate	2.21%
		Expected term, in years	2.09
		Dividend yield	0.00%

December 31, 2017:

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities	Black-Scholes-Merton	Volatility	39.64%
		Risk-free interest rate	1.88%
		Expected term, in years	2.34
		Dividend yield	0.00%

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

Marathon Common Stock

On January 11, 2018 (the “Transaction Date”), the Company entered into a Patent Rights Purchase and Assignment Agreement (the “Agreement”) with Crypto Currency Patent Holding Company LLC (the “Buyer”) and its parent company, Marathon, pursuant to which the Buyer agreed to purchase certain of the Company’s patents. As consideration for the patents, the Buyer paid $250 and Marathon issued 250,000 shares of Marathon common stock (the “Marathon Common Stock”) to the Company. The Marathon Common Stock is subject to a lockup period commencing on the Transaction Date and ending on July 11, 2018 (the “Lockup Period”).

The Marathon Common Stock is recognized as a cost method investment and, as such, must be measured at cost on the date of acquisition, which, as of the Transaction Date, approximates fair value. The following table presents the placement in the fair value hierarchy of the Marathon Common Stock measured at fair value on a nonrecurring basis as of the Transaction Date:

Fair value measurement at reporting date using
Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
January 11, 2018	$450	$—	$450	$—

The fair value of the Marathon Common Stock was estimated by multiplying the number of shares as they become tradeable by the price per share as of the Transaction Date, information that falls within Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets; however, due to the fact that the Marathon Common Stock is restricted during the Lockup Period, the Company applied a discount on the lack of marketability to estimate the fair value at the measurement date, which is a significant other observable input resulting in placement in Level 2 of the fair value hierarchy.

Other Fair Value Measurements

The Company is also required to measure the fair value on a recurring basis of the contingent consideration it assumed following the acquisition of Excalibur Integrated Systems, Inc. (“Excalibur”) on February 2, 2017. The Company determined that there was no change in the fair value of the contingent consideration of $316 between December 31, 2017 and March 31, 2018. Although the Company disposed of Excalibur as part of the Group Mobile disposition, the contingent consideration remained due to the remnant of the earn-out provision due to the former stockholders of Excalibur, which is what first led to the recognition of a contingent consideration upon the acquisition of Excalibur. The contingent consideration is included in other liabilities in the condensed consolidated balance sheets.

The purchase value of the contingent consideration assumed by the Company following the acquisition of Excalibur was determined using the Monte-Carlo simulation and, as such, was classified in Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

Note 8. Stock-Based Compensation

As of March 31, 2018, 2,796,386 shares of the Company’s common stock were available for future grants under the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan. Total stock-based compensation expense for the periods ended March 31, 2018 and 2017 was $312 and $741, respectively, the latter of which included stock-based compensation expense of $194 included in discontinued operations.

The following table summarizes the RSUs granted to a consultant during the three-month period ended March 31, 2018.

Grant date	No. of RSUs	Fair market value at grant date	Vesting term
February 28, 2018	53,408	$0.94	Vesting immediately upon grant

No options were granted during the three-month period ended March 31, 2018.

The activity related to RSUs and stock options during the three-month period ended March 31, 2018 consisted of the following:

	RSUs		Options
	No. of RSUs	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding as of January 1, 2018	365,565	$2.12	4,317,942	$5.67	$1.10 – 41.00	$3.86
Granted	53,408	$0.94	—	—	—	—
Vested/Exercised	(88,785)	$1.41	—	—	—	—
Forfeited	—	—	(686,041)	$7.99	$1.55 – 37.20	$5.40
Expired	—	—	(52,316)	$16.24	$9.60 – 16.50	$9.71
Outstanding as of March 31, 2018	330,188	$2.12	3,579,585	$5.07	$1.10 – 41.00	$3.39
Exercisable as of March 31, 2018	—	—	2,505,417	$6.45	$1.10 – 41.00

The Company did not recognize tax benefits related to its stock-based compensation as there is a full valuation allowance recorded.

Note 9. Related Party Transactions

On April 22, 2015, XpresSpa entered into a credit agreement and secured promissory note (the “Debt”) with Rockmore Investment Master Fund Ltd. (“Rockmore”), which was amended on August 8, 2016. Rockmore is an investment entity controlled by the Company’s board member, Bruce T. Bernstein. The Debt had an outstanding balance of $6,500 as of March 31, 2018 and December 31, 2017, included in long-term liabilities in the condensed consolidated balance sheets. During the quarter ended March 31, 2018, XpresSpa paid $150 of interest and recorded $183 of interest expense related to the debt.

On May 14, 2018, the Company and Rockmore agreed to extend the maturity date of the Debt from May 1, 2019 to December 31, 2019. No other material terms of the Debt were modified.

Note 10. Discontinued Operations and Assets and Liabilities Held for Disposal

FLI Charge

On October 20, 2017, the Company sold FLI Charge to a group of private investors and FLI Charge management, to own and operate FLI Charge. Post-closing, the Company does not provide any continued management or financing support to FLI Charge.

Group Mobile

On March 7, 2018 (the “Signing Date”), the Company entered into a membership purchase agreement (the “Purchase Agreement”) with Route1 Security Corporation, a Delaware corporation (the “Buyer”), and Route1 pursuant to which the Buyer agreed to acquire Group Mobile (the “Disposition”). The transaction closed on March 22, 2018 (the “Closing Date”), after which the Company no longer had any involvement with Group Mobile.

In consideration for the Disposition, the Buyer issued to the Company:

•	25,000,000 shares of Route1 common stock (the “Route1 Common Stock”);

•	warrants to purchase 30,000,000 shares of Route1 Common Stock, which will feature an exercise price of CAD 5 cents per share of common stock and will be exercisable for a three-year period; and

•	certain other payments over the three-year period pursuant to an earn-out provision in the Purchase Agreement.

The Company retained certain inventory with a value of $555 to be disposed of separately from the transaction with Route1 in the first half of 2018. Of this amount, $110 was sold as of March 31, 2018 resulting in $445 remaining in assets held for disposal in the condensed consolidated balance sheets as of that date. Assets held for disposal also includes $272 of accounts receivable associated with the sale of the inventory excluded from the transaction with Route1.

Post-closing, the Company owned approximately 6.7% of Route1 Common Stock. The Route1 Common Stock is not tradable until a date no earlier than 12 months after the Closing Date; 50%, or 12,500,000 shares, of Route1 Common Stock are tradeable after 12 months plus an additional 2,083,333 shares of Route1 Common Stock are tradeable each month until 18 months after the Closing Date, subject to a change of control provision. The Company has the ability to sell the Route1 Common Stock and warrants to qualified institutional investors. The Purchase Agreement also contains representations, warranties, and covenants customary for transactions of this type.

The total consideration of the Disposition is recognized as a cost method investment and, as such, must be measured at cost on the date of acquisition, which, as of the Closing Date, approximates fair value. The fair value of the total consideration as of the Closing Date was determined to be $1,625, which is less than the carrying value of the asset, and is included in other assets in the condensed consolidated balance sheet as of March 31, 2018. This resulted in a loss on disposal of $301, which is included in consolidated net loss from discontinued operations in the condensed consolidated statements of operations and comprehensive loss.

The value of the total consideration for the Group Mobile disposition was determined using a combination of valuation methods including:

(i)	The value of the Route 1 Common Stock was determined to be $308, which was estimated by multiplying the number of shares as they become tradeable by the price per share as of the Closing Date.

(ii)	The value of the warrants was determined to be $176, which was obtained using the Black-Scholes-Merton model.

(iii)	The value of the earn-out provision was determined to be $1,141, which was estimated using a Monte-Carlo simulation analysis.

The value of the Route1 Common Stock was classified within Level 2 of the fair value hierarchy because, although quoted prices in active markets for identical assets were used, which is a Level 1 attribute, the Company applied a discount on the lack of marketability to estimate the fair value due to the fact that the Route1 Common Stock will be restricted for different periods, which is a significant other observable input. The value of the warrants and earn-out provision were classified within Level 3 of the fair value hierarchy because they were valued using the Black-Scholes-Merton model and a Mote-Carlo simulation analysis, respectively, each of which utilizes significant inputs that are unobservable in the market.

The Company’s fair value measurements are evaluated by management to ensure that they are consistent with expectations of management based upon the sensitivity and nature of the inputs.

Operating Results and Assets and Liabilities Held for Sale

The following table presents the components of the consolidated net loss from discontinued operations, as presented in the condensed consolidated statements of operations and comprehensive loss, for the three-month periods ended March 31, 2018 for Group Mobile and March 31, 2017 for Group Mobile and FLI Charge:

	Three months ended March 31,
	2018	2017
Revenue	$2,834	$3,525
Cost of sales	(2,305)	(2,960)
Depreciation and amortization	(131)	(173)
General and administrative	(680)	(1,868)
Loss on disposal	(301)	—
Non-operating expense	(22)	(2)
Loss from discontinued operations before income taxes	(605)	(1,478)
Income tax expense	—	—
Consolidated net loss from discontinued operations	$(605)	$(1,478)

In addition, the following table presents the carrying amounts of Group Mobile’s major classes of assets and liabilities held for disposal as of March 31, 2018 and December 31, 2017, as presented in the condensed consolidated balance sheets:

	March 31, 2018	December 31, 2017
Cash	$—	$150
Accounts receivable, net	272	2,920
Inventory	445	1,935
Other current assets	—	3
Property and equipment, net	—	874
Intangible assets, net	—	564
Assets held for disposal	$717	$6,446

Accounts payable, accrued expenses and other current liabilities	$—	$3,142
Deferred revenue	—	619
Liabilities held for disposal	$—	$3,761

Note 11. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provisions for the quarter ended March 31, 2018 reflect an estimated global annual effective tax rate of approximately 0.57%. As of March 31, 2018, deferred tax assets generated from the Company’s activities in the United States were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit.

Income tax benefit for the quarter ended March 31, 2018 of $84 was attributable primarily to the reduction to the valuation allowance as a result of the Tax Cuts and Jobs Act’s impact on the lives of net operating losses. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates. Although the Company has an immaterial amount of uncertain tax positions, the Company does not expect to record any additional material provisions for unrecognized tax benefits in the next year.

Note 12. Commitments and Contingencies

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the matters described below, and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company recorded $250, which is included in accounts payable, accrued expenses, and other current liabilities in the condensed consolidated balance sheet as of March 31, 2018.

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

On January 3, 2017, XpresSpa filed a lawsuit in the Supreme Court of the State of New York, County of New York against Cordial and several related parties. The lawsuit alleges breach of contract, unjust enrichment, breach of fiduciary duty, fraudulent inducement, fraudulent concealment, tortious interference, and breach of good faith and fair dealing. XpresSpa is seeking damages, declaratory judgment, rescission/termination of certain agreements, disgorgement of revenue, fees and costs and various other relief. On February 21, 2017, the defendants filed a motion to dismiss. On March 3, 2017, XpresSpa filed a first amended complaint against the defendants. On April 5, 2017, Cordial filed a motion to dismiss. On September 12, 2017, the Court held a hearing on the motion to dismiss. On November 2, 2017, the Court granted the motion to dismiss which was entered on November 13, 2017. On December 22, 2017, XpresSpa filed a notice of appeal.

On March 30, 2018, Cordial filed a lawsuit against XpresSpa, a subsidiary of XpresSpa, and several additional parties in the Superior Court of Fulton County, Georgia, alleging the violation of Cordial’s civil rights, tortious interference, breach of fiduciary duty, civil conspiracy, conversion, retaliation, and unjust enrichment. Cordial has threated to seek punitive damages, attorneys’ fees and litigation expenses, accounting, indemnification, and declaratory judgment as to the status of the membership interests of XpresSpa and Cordial in the joint venture and Cordial’s right to profit distributions and management fees from the joint venture. On May 3, 2018, the Court issued an order extending the time for the defendants to respond to Cordial’s lawsuit until June 25, 2018. On May 4, 2018, the defendants removed the lawsuit to the United States District Court for the Northern District of Georgia.

In re Chen et al.

In March 2015, four former XpresSpa employees who worked at XpresSpa locations in John F. Kennedy International Airport and LaGuardia Airport filed a putative class and collective action wage-hour litigation in the United States District Court, Eastern District of New York. In re Chen et al., CV 15-1347 (E.D.N.Y.). Plaintiffs claim that they and other spa technicians around the country were misclassified as exempt commissioned salespersons under Section 7(i) of the federal Fair Labor Standards Act (“FLSA”). Plaintiffs also assert class claims for unpaid overtime on behalf of New York spa technicians under the New York Labor Law, and discriminatory employment practices under New York State and City laws. On July 1, 2015, the plaintiffs moved to have the court authorize notice of the FLSA misclassification claim sent to all employees in the spa technician job classification at XpresSpa locations around the country in the last three years. Defendants opposed the motion. On February 16, 2016, the Magistrate Judge assigned to the case issued a Report & Recommendation, recommending that the District Court Judge grant the plaintiffs’ motion. On March 1, 2016, the defendants filed Opposition to the Magistrate Judge’s Report & Recommendation, arguing that the District Court Judge should reject the Magistrate Judge’s findings. On September 23, 2016, the court ruled in favor of the plaintiffs and conditionally certified the class. The parties held a mediation on February 28, 2017 and reached an agreement on a settlement in principle. On September 6, 2017, the parties entered into a settlement agreement. On September 15, 2017, the parties filed a motion for settlement approval with the Court. XpresSpa subsequently paid the agreed-upon settlement amount to the settlement claims administrator to be held in escrow pending a fairness hearing and final approval by the Court. On March 30, 2018 the Court entered a Memorandum and Order denying the motion without prejudice to renewal due to questions and concerns the Court had about certain settlement terms. On April 24, 2018 the parties jointly submitted a supplemental letter to the Court advocating for the fairness and adequacy of the settlement, and we appeared in Court on April 25, 2018 for a hearing to discuss the settlement terms in greater detail with the assigned Magistrate Judge. At the conclusion of the hearing, the Court still had questions about the adequacy and fairness of the settlement terms, and the Judge asked that the parties jointly submit additional information to the Court addressing the open issues. The parties are in the process of preparing this submission for filing with the Court by the May 18, 2018 deadline.

Binn v. FORM Holdings Corp. et al.

On November 6, 2017, Moreton Binn and Marisol F, LLC, former stockholders of XpresSpa, filed a lawsuit against the Company and its directors in the United States District Court for the Southern District of New York. The lawsuit alleges violations of various sections of the Exchange Act, material omissions and misrepresentations (negligent and fraudulent), fraudulent omission, expropriation, breach of fiduciary duties, aiding and abetting, and unjust enrichment in the defendants’ conduct related to the Company’s acquisition of XpresSpa, and seeks rescission of the transaction, damages, equitable and injunctive relief, fees and costs, and various other relief. On January 17, 2018, the defendants filed a motion to dismiss the complaint. On February 7, 2018, the plaintiffs amended their complaint. On February 28, 2018, the defendants filed a motion to dismiss the amended complaint. On March 21, 2018, the plaintiffs filed an opposition to the motion to dismiss the amended complaint. On March 30, 2018, the defendants filed a reply in further support of the defendants’ motion to dismiss the amended complaint.

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

Intellectual Property

The Company is engaged in litigation related to certain of the intellectual property that it owns, for which no liability is recorded, as the Company does not expect a material negative outcome.

Note 13. Subsequent Events

On May 15, 2018, the Company entered into the Agreement with the Investors, pursuant to which the Company agreed to sell up to (i) an aggregate principal amount of $4,438 in the Convertible Notes, which includes $88 issued to Palladium Capital Advisors as Placement Agent, convertible into Common Stock at a conversion price of $0.62 per share, (ii) Class A Warrants to purchase 7,157,259 shares of Common Stock at an exercise price of $0.62 per share and (iii) Class B Warrants to purchase up to 3,578,630 shares of Common Stock at an exercise price of $0.62 per share. The Convertible Notes bear interest at a rate of 5% per annum. The Convertible Notes are senior secured obligations of the Company and are secured by certain of its personal property. Unless earlier converted or redeemed, the Convertible Notes will mature in November 2019. The Company intends to use the proceeds of this financing primarily for working capital and new store openings. The Company expects to close the transaction as soon as possible following the filing of these financial statements.

The principal amount of the outstanding Convertible Notes is to be repaid monthly in the amount of $296, beginning in September 2018, and the Company may make such payments and related interest payments in cash or, subject to certain conditions, in registered shares of its common stock (or a combination thereof), at its election. If the Company chooses to repay the Convertible Notes in shares of its common stock, the shares will be issued at a 10% discount to the volume weighted average price of the Company’s common stock for the five (5) trading days commencing eight (8) days prior to the relevant repayment date and ending on the fourth (4th) trading day prior to such repayment date, subject to a minimum floor price of not less than 20% of the conversion price of the Convertible Notes on the issue date. The Company may also repay the Convertible Notes in advance of the maturity schedule subject to early repayment penalties of 15%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will be,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 29, 2018, as subsequently amended on April 30, 2018 (the “2017 Annual Report”) and this Quarterly Report on Form 10-Q and any future reports we file with the Securities and Exchange Commission (“SEC”). The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements, except as required by law.

All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to XpresSpa Group, Inc., a Delaware corporation, and its condensed consolidated subsidiaries.

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

XpresSpa is a well-recognized airport spa brand with 57 locations, consisting of 52 domestic and 5 international locations as of March 31, 2018. It offers travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. For the three-month period ended March 31, 2018, approximately 86% of XpresSpa’s total revenue was generated by services, primarily massage and nailcare, and 14% was generated by retail products, primarily travel accessories.

In October 2017, we completed the sale of FLI Charge, Inc. (“FLI Charge”) and in March 2018, we completed the sale of Group Mobile Int’l LLC (“Group Mobile”). The results of operations for FLI Charge and Group Mobile are presented in the condensed consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations. The carrying amounts of assets and liabilities belonging to Group Mobile are presented in the condensed consolidated balance sheets as assets held for disposal and liabilities held for disposal, respectively, as of March 31, 2018 and December 31, 2017.

We own certain patent portfolios, which we now look to monetize through sales and licensing agreements.

Q1 2018 Adjusted EBITDA

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Products and services revenue	$11,800,000	$10,984,000

Cost of sales
Labor	(6,210,000)	(5,309,000)
Occupancy	(2,060,000)	(1,771,000)
Products and other operating costs	(1,443,000)	(1,755,000)
Total cost of sales	(9,713,000)	(8,835,000)

Gross profit	2,087,000	2,149,000
Gross profit as a % of total revenue	17.7%	19.6%

Depreciation, amortization and impairment
Depreciation	(1,047,000)	(1,134,000)
Amortization	(606,000)	(592,000)
Goodwill impairment	(19,630,000)	—
Total depreciation, amortization and impairment	(21,283,000)	(1,726,000)

Total general and administrative expense	(4,596,000)	(4,993,000)

Other operating revenue and expense
Other operating revenue	800,000	100,000
Other operating expense	(64,000)	(99,000)
Total other operating revenue, net	736,000	1,000

Operating loss from continuing operations	(23,056,000)	(4,569,000)

Add:
Depreciation and amortization	1,653,000	1,726,000
Goodwill impairment	19,630,000	—
Merger and acquisition, integration, and one-time costs	—	526,000
Stock-based compensation expense	312,000	547,000

Adjusted EBITDA loss	$(1,461,000)	$(1,770,000)

We use GAAP and non-GAAP measurements to assess the trends in our business, including Adjusted EBITDA, a non-GAAP measure, which we define as earnings before interest, tax, depreciation and amortization expense, excluding merger and acquisition, integration and one-time costs and stock-based compensation.

Adjusted EBITDA is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. Reconciliations of operating loss for the three-month periods ended March 31, 2018 and March 31, 2017 to Adjusted EBITDA loss are presented in the tables above.

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

Results of Operations

Three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017

Revenue

	Three months ended March 31,
	2018	2017	Change
Revenue	$12,600,000	$11,084,000	$1,516,000

During the three-month period ended March 31, 2018, we recorded total revenue of $12,600,000, which represents an increase of $1,516,000 (or 13.7%) compared to the three-month period ended March 31, 2017. The increase in revenue was a result of the opening of nine new XpresSpa locations and the closure of five underperforming locations during fiscal year 2017 and the opening of three new XpresSpa locations and the closure of two underperforming locations during the first quarter of fiscal year 2018. Additionally, we have experienced an increase in comparable store sales, which we define as current period sales from stores opened more than 12 months compared to those same stores’ sales in the prior year period.

Additionally, during the three-month period ended March 31, 2018, we sold certain of our patents for $250,000 and shares of common stock in Marathon Patent Group, Inc. that were fair valued at $450,000. Additionally, in both three-month periods ended March 31, 2018 and March 31, 2017, we entered into an executed confidential patent license agreement with a third-party for which we received a one-time lump sum payment of $100,000.

Cost of sales

	Three months ended March 31,
	2018	2017	Change
Cost of sales	$9,777,000	$8,934,000	$843,000

During the three-month period ended March 31, 2018, we recorded total cost of sales of $9,777,000, which represents an increase of $843,000 (or 9.4%) compared to the three-month period ended March 31, 2017. This is consistent with the increase in revenues, as we have experienced an increase in cost of sales associated with labor and occupancy due to the opening of new stores during fiscal year 2017 and the first quarter of fiscal 2018.

Depreciation and amortization

	Three months ended March 31,
	2018	2017	Change
Depreciation and amortization	$1,653,000	$1,726,000	$(73,000)

During the three-month period ended March 31, 2018, depreciation and amortization expense totaled $1,653,000, which represents a decrease of $73,000 (or 4.2%), compared to the depreciation and amortization expense recorded during the three-month period ended March 31, 2017. The decrease was due to the disposal of certain property and equipment during fiscal year 2017 that reduced the amount of the quarterly depreciation expense.

Goodwill impairment

	Three months ended March 31,
	2018	2017	Change
Goodwill impairment	$19,630,000	$—	$19,630,000

During the three-month period ended March 31, 2018, we recorded $19,630,000 of goodwill impairment expense. There was no goodwill impairment recorded during the three-month period ended March 31, 2017.

On January 5, 2018, we changed our name to XpresSpa Group as part of a rebranding effort to align our corporate strategy to build a pure-play health and wellness services company, which we commenced following our acquisition of XpresSpa on December 23, 2016. Following the subsequent sale of Group Mobile on March 22, 2018, which was the only remaining component of our technology operating segment, our management made the decision that our intellectual property operating segment would no longer be an area of focus and would no longer operate as a separate operating segment as it is not expected to generate any material revenues. This completed our transition into a pure-play health and wellness company with only one operating segment, consisting of our XpresSpa business.

During the first quarter of fiscal year 2018, our stock price declined from an opening price of $1.36 on January 2, 2018 to $0.72 on March 29, 2018. Subsequently, on April 19, 2018, we entered into a separation agreement with our Chief Executive Officer regarding his resignation as Chief Executive Officer and as our Director.

These events were identified by our management as triggering events requiring that goodwill be tested for impairment as of March 31, 2018. In addition to our rebranding efforts to a pure-play health and wellness services company, our stock price continued to decline even after the announcement of the new Chief Executive Officer. Our stock price has averaged $0.67 following March 31, 2018. As the stock price has not rebounded, we determined that the impairment relates to the three-month period ended March 31, 2018.

We performed testing on the estimated fair value of goodwill and, as a result, we recorded an impairment charge of $19,630,000 to reduce the carrying value of goodwill to its fair value, which was determined to be zero.

The impairment to goodwill was a result of the structural changes to the Company, including completion of the transition from a holding company to a pure play health and wellness company and the change in Chief Executive Officer.

General and administrative

	Three months ended March 31,
	2018	2017	Change
General and administrative	$4,596,000	$4,993,000	$(397,000)

During the three-month period ended March 31, 2018, general and administrative expenses decreased by $397,000 (or 8.0%) compared to the three-month period ended March 31, 2017. This decrease is a result of streamlined processes at the corporate level to reduce administrative costs, as well as a reduction in stock-based compensation expense of $235,000 from $547,000 for the three-month period ended March 31, 2017 to $312,000 for the three-month period ended March 31, 2018.

Non-operating expense, net

	Three months ended March 31,
	2018	2017	Change
Non-operating expense, net	$(273,000)	$(75,000)	$(198,000)

Net non-operating expenses include interest expense, gain or loss on the revaluation of derivative warrant liabilities and other non-operating income and expenses.

During the three-month period ended March 31, 2018, we recorded net non-operating expense in the amount of $273,000 compared to net non-operating expense in the amount of $75,000 recorded during the three-month period ended March 31, 2017.

For the three-month period ended March 31, 2018, we recorded interest expense of $183,000 related to XpresSpa’s credit agreement and secured promissory note (the “Debt”) with Rockmore Investment Master Fund Ltd. (“Rockmore”) and other non-operating expenses of $123,000. These non-operating expenses were offset by a gain of $33,000 on the revaluation of the derivative warrant liabilities that is reported as non-operating income.

For the three-month period ended March 31, 2017, we recorded interest expense of $189,000 related to the Debt. This non-operating expense was offset by a gain of $26,000 on the revaluation of the derivative warrant liabilities and additional non-operating income of $88,000.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new XpresSpa locations. As of March 31, 2018, we had cash and cash equivalents of $3,554,000. We hold significant portions of our cash balance in overseas accounts, which is not insured by the Federal Deposit Insurance Corporation (“FDIC”). If we were to distribute the amounts held overseas, we would need to follow an approval process as it is defined in our operating and partnership agreements, which may delay the availability of our cash to us.

During the three-month period ended March 31, 2018, we incurred $1,244,000 of capital expenditures, paid $150,000 of interest on the Debt, distributed $220,000 to noncontrolling interests and spent $2,184,000 on our operations. This was offset by the receipt of $250,000 from the sale of patents in January 2018 and the receipt of $800,000 from a note receivable that was paid in full in February 2018. We expect to utilize our cash and cash equivalents, along with cash flows from operations, to provide capital to support the growth of our business, primarily through opening new XpresSpa locations, maintaining our existing XpresSpa locations and maintaining corporate functions. As of March 31, 2018, we had approximately $2,050,000 inventory and prepaid expenses and $717,000 of assets held for disposal, which amount to total current assets of $6,321,000. Our total current liabilities which include accounts payables, accrued expenses and accrued reserves were $8,560,000.

On May 15, 2018, we entered into a securities purchase agreement (the “Agreement”) with certain institutional investors (the “Investors”), pursuant to which we agreed to sell up to (i) an aggregate principal amount of $4,438,000 in 5% Secured Convertible Notes due 2019, which includes $88,000 to be issued to Palladium Capital Advisors as Placement Agent (the “Convertible Notes”), convertible into shares of our common stock, par value $0.01 per share (the “Common Stock”) at a conversion price of $0.62 per share, (ii) Class A Warrants (the “Class A Warrants”) to purchase 7,157,259 shares of Common Stock at an exercise price of $0.62 per share and (iii) Class B Warrants (the “Class B Warrants,” and together with the Class A Warrants, the “Warrants”) to purchase 3,578,630 shares of Common Stock at an exercise price of $0.62 per share. The Convertible Notes bear interest at a rate of 5% per annum. The Convertible Notes are senior secured obligations of ours and are secured by certain of our personal property. Unless earlier converted or redeemed, the Convertible Notes will mature in November 2019.

The principal amount of the outstanding Convertible Notes is to be repaid monthly in the amount of approximately $296,000, beginning in September 2018, and we may make such payments and related interest payments in cash or, subject to certain conditions, in registered shares of our common stock (or a combination thereof), at our election. If we choose to repay the Convertible Notes in shares of our common stock, the shares will be issued at a 10% discount to the volume weighted average price of our common stock for the five (5) trading days commencing eight (8) days prior to the relevant repayment date and ending on the fourth (4th) trading day prior to such repayment date, subject to a minimum floor price of not less than 20% of the conversion price of the Convertible Notes on the issue date. We may also repay the Convertible Notes in advance of the maturity schedule subject to early repayment penalties of 15%.

Our management believes that our current cash balance, the issuance of the Convertible Notes and Warrants, and cash provided by future operating activities will be sufficient to fund our planned operations and scheduled Convertible Notes principal repayments for at least the next twelve months following the date of the filing of these financial statements.

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

Critical Accounting Estimates

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 29, 2018, as subsequently amended on April 30, 2018, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

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

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding legal proceedings, see Note 12 “Commitments and Contingencies” in our notes to the condensed consolidated financial statements included in “Item 1. Financial Statements.”

Item 1A.	Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Private Placement Offering

On May 15, 2018, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell (the “Offering”) up to (i) an aggregate principal amount of $4,438,000 in 5% Secured Convertible Notes due 2019, which includes $88,000 issued to Palladium Capital Advisors as Placement Agent (the “Convertible Notes”), convertible into shares of common stock of the Company, par value $0.01 per share (“Common Stock”) at a conversion price of $0.62 per share, (ii) Class A Warrants to purchase 7,157,259 shares of Common Stock at an exercise price of $0.62 per share (the “Class A Warrants”) and (iii) Class B Warrants to purchase 3,578,630 shares of Common Stock at an exercise price of $0.62 per share (the “Class B Warrants,” and together with the Class A Warrants, the “Warrants”). The Company expects to receive $4,350,000 in gross proceeds from the Offering. The Company expects to close the transaction as soon as possible following the filing of these financial statements.

Securities Purchase Agreement

The Purchase Agreement contains representations and warranties of the Company and the Investors which are typical for transactions of this type. In addition, the Purchase Agreement contains customary covenants on the Company’s part that are typical for transactions of this type, as well as the following additional covenants: (i) until no Investor holds less than 10% of the Convertible Notes originally issued to such Investor, the Company agreed not to enter into any variable rate transactions; (ii) the Company agreed to offer to the Investors, until one year after the Closing, the opportunity to participate in any subsequent securities offerings by the Company; (iv) the Company agreed to use its commercially reasonable efforts to hold a stockholder meeting within 120 days of the Closing Date at which the Company will solicit the stockholders’ affirmative vote for approval of its issuance of certain shares issuable upon conversion of the Convertible Notes and the exercise of the Warrants described in the transaction documents in accordance with the applicable law and rules and regulations of the Nasdaq Stock Market (“Nasdaq”).

The Purchase Agreement obligates the Company to indemnify the Investors and various related parties for certain losses including those resulting from (i) any misrepresentation or breach of any representation or warranty made by the Company, (ii) any breach of any obligation of the Company, and (iii) certain claims by third parties.

Convertible Notes and Warrants

The Convertible Notes are senior secured obligations of the Company and are secured by certain personal property of the Company, pursuant to a Security Agreement (as defined below). Unless earlier converted or redeemed, the Convertible Notes will mature in November 2019. The Convertible Notes bear interest at a rate of 5% per annum, subject to increase in the event of default to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Convertible Notes, including interest accrued thereon, are convertible at any time until a Convertible Note is no longer outstanding, in whole or in part, at the option of the holders into shares of Common Stock at a conversion price of $0.62 per share. The Convertible Notes have a beneficial ownership limitation such that none of the Investors have the right to convert any portion of their Convertible Notes if the Investor (together with its affiliates or any other persons acting together as a group with the Investor) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of Common Stock issuable upon conversion of such Convertible Notes. In addition, the Convertible Notes provide for a conversion cap such that the Company may not issue any shares of Common Stock upon conversion of Convertible Notes which would exceed the aggregate number of shares of Common Stock the Company could issue upon conversion of the Convertible Notes without breaching its obligations, if any, under Nasdaq rules and regulations.

Interest on the Convertible Notes is payable in arrears beginning in September 2018, on the four-month anniversary of the issuance of the Convertible Notes, and is payable on each monthly anniversary thereafter, including at maturity when all amounts outstanding under the Convertible Notes become due and payable (each a “Payment Date”). The Company may elect to pay interest in cash, shares of Common Stock or a combination thereof. On each Payment Date, the Company must also make payments to the Investors in an amount equal to 6.67% of the initial principal amount of the outstanding Convertible Notes (the “Monthly Principal Amount”). The Company may elect to pay the Monthly Principal Amount in shares of Common Stock (or a combination of cash and shares of Common Stock) (a “Principal Share Payment”), subject to certain conditions. A Principal Share Payment will be determined by dividing the Monthly Principal Amount by ninety percent (90%) of the daily volume weighted average price, or VWAP, as defined and determined under the Convertible Notes, for the five (5) trading days beginning on the eighth (8th) trading day prior to the relevant Payment Date and ending on the fourth (4th) trading day preceding such Payment Date. Notwithstanding the foregoing, the Principal Share Repayment shall not be less than 20% of the conversion price of the Convertible Notes on the date of issuance unless the Company is not then subject to Nasdaq listing rule 5635(d) or if approved by Nasdaq.

If the Company receives gross cash proceeds of $10,000,000 or more in connection with a closing of an offering of its securities, the Convertible Notes require the Company to make an offer to the Investors to repay an Investor’s pro rata portion of the net proceeds, if such a closing occurs, of up to 100% of the Investor’s principal amount of Convertible Notes and accrued but unpaid interest designated by the Investor. Beginning four months after issuance, the Company has the option to prepay the outstanding principal amount of Convertible Notes, in whole or in part, by paying to the Investor 115% of the principal amount to be redeemed, together with accrued but unpaid interest, if any, and any other sums due, accrued or payable to the Investor under the Convertible Notes.

The Convertible Notes also contain certain negative covenants, including prohibitions on the incurrence of indebtedness, liens, amendments to the Company’s organizational documents, dividends, redemption, related party transactions and entry into any equity line of credit agreement or variable rate transactions. The Convertible Notes also contain standard and customary events of default including, but not limited to, failure to make payments when due, failure to observe or perform covenants or agreements contained in the Convertible Notes, existence of a default or event of default under any of the Transaction Documents (as defined in the Convertible Notes), the bankruptcy or insolvency of the Company or any of its subsidiaries and unsatisfied judgments against the Company.

The Class A Warrants and Class B Warrants entitle the holders to purchase 7,157,259 and 3,578,630 shares of Common Stock, respectively. The Class A Warrants are exercisable beginning six months from the date of issuance and have a term of five years. The Class B Warrants are exercisable beginning six months from the date of issuance and have a term of six months. The Class A Warrants and Class B Warrants each have an exercise price of $0.62 per share.

The terms of the each of the Convertible Notes and the Warrants provide for anti-dilution protection for issuances of Common Stock at a price per share less than the price equal to the conversion price or exercise price, as applicable, subject to approval by the Company’s stockholders. In the event of a “fundamental transaction” (as defined in the Warrants), the Investors will have the right to receive the value of the Warrants as determined in accordance with the Black Scholes option pricing model.

The Convertible Notes, Warrants and the shares of common stock issuable upon conversion and exercise of the Convertible Notes and Warrants (the “Underlying Shares”) have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. Each Investor acquired the securities for investment and acknowledged that it is an accredited investor as defined by Rule 501 under the Securities Act. The Convertible Notes, Warrants and Underlying Shares may not be offered or sold in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

Registration Rights Agreement

In connection with the Purchase Agreement, the Company and the Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company has agreed to register the Underlying Shares on a registration statement on Form S-3 (the “Registration Statement”) to be filed with the United States Securities and Exchange Commission (the “SEC”) within forty-five (45) days after the date of the issuance of the Convertible Notes and Warrants and to cause the Registration Statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”). If certain of the Company’s obligations under the Registration Rights Agreement are not met, the Company is required to pay partial liquidated damages to the Investors.

Security Agreement

The Company also entered into a Security Agreement (the “Security Agreement”) with Alpha Capital Anstalt, as collateral agent (the “Collateral Agent”), the Investors and such holders of the Convertible Notes as may be issued in the future (together with the Investors, the “Secured Parties”). Pursuant to the Security Agreement, the Secured Parties were granted a security interest in certain of the Company’s personal property to secure the payment and performance of all of the Company’s obligations under the Convertible Notes, Warrants, Purchase Agreement, Registration Rights Agreement and Security Agreement (together, the “Transaction Documents”). In addition, in connection the Security Agreement, certain of the Company’s subsidiaries executed a subsidiary guaranty (each a “Subsidiary Guarantor,” and together the “Subsidiary Guarantors”), pursuant to which the Subsidiary Guarantors agreed to guarantee and act as surety for the payment of the Convertible Notes and other of the Company’s obligations under the Transaction Documents. The Convertible Notes will be effectively subordinated to an existing secured promissory note, as amended (the “Senior Note”), and all of the Company’s obligations under the Senior Note (together the “Senior Debt”) held by Rockmore Investment Master Fund Ltd. (“Rockmore” or the “Senior Lender”) until the Senior Debt is paid in full.

The foregoing descriptions of the Purchase Agreement, Registration Rights Agreement, Security Agreement, Convertible Notes and Warrants are incomplete, and are subject to, and qualified in their entirety by reference to the full text of thereof, copies of each of which are attached hereto as exhibits 10.8, 10.9, 10.10, 4.1, 4.2 and 4.3, respectively, each of which is incorporated herein in its entirely by reference.

Exemption under the Company’s Section 382 Rights Agreement

The Company’s board of directors has previously adopted a Section 382 Rights Agreement, dated as of March 18, 2016, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (the “Rights Agreement”) to protect stockholder value by deterring acquisitions of the Company’s common stock that would potentially limit the Company’s ability to use its net operating loss carryforwards (“NOLs”) and other tax benefits, which may be used to reduce potential future income tax obligations. In general, the rights issued under the Rights Agreement impose a significant penalty to any person, together with its Affiliates (as defined in the Rights Agreement), that acquires 4.99% or more of the Company’s common stock, unless such person is an “Exempt Person” or is otherwise excluded from the Rights Agreement.

In connection with the Offering, the Company has granted an exemption to Alpha Capital Anstalt (“Alpha”) under the Rights Agreement, following the determination by the board of directors of the Company that Alpha is an “Exempt Person” pursuant to Section 29 of the Rights Agreement.

Rockmore Debt

On May 14, 2018, the Company and Rockmore agreed to extend the maturity date of the credit agreement and secured promissory note (the “Debt”) from May 1, 2019 to December 31, 2019. No other material terms of the Debt were modified.

Item 6.	Exhibits.

Exhibit No.	Description
4.1*	Form of Convertible Note.

4.2*	Form of Class A Warrant.

4.3*	Form of Class B Warrant.

10.1*	Credit agreement dated as of April 22, 2015, by and between XpresSpa Holdings, LLC and Rockmore Investment Master Fund Ltd.

10.2*	First Amendment to Credit Agreement and Conditional Waiver dated as of August 8, 2016, by and between XpresSpa Holdings, LLC and Rockmore Investment Master Fund Ltd.

10.3*	Second Amendment to Credit Agreement dated as of May 10, 2017, by and between XpresSpa Holdings, LLC and B3D, LLC.

10.4*	Third Amendment to Credit Agreement dated as of May 14, 2018, by and between XpresSpa Holdings, LLC and B3D, LLC.

10.5*	Security Agreement dated as of April 22, 2015, by and between XpresSpa Holdings, LLC and Rockmore Investment Master Fund Ltd.

10.6*	Supplement No. 1 to Security Agreement dated as of May 18, 2015, by and between XpresSpa Holdings, LLC and Rockmore Investment Master Fund Ltd.

10.7*	Supplement No. 2 to Security Agreement dated as of December 20, 2017, by and between XpresSpa Holdings, LLC and Rockmore Investment Master Fund Ltd.

10.8*	Form of Securities Purchase Agreement, dated May 15, 2018, by and among the Company and the Investors.

10.9*	Form of Registration Rights Agreement, dated May 15, 2018, by and among the Company and the Investors.

10.10*	Form of Security Agreement, dated May 15, 2018, by and among the Company, the Subsidiaries, the Collateral Agent and the Investors.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May 2018.

XpresSpa Group, Inc.

By:	/s/ ANASTASIA NYRKOVSKAYA
Anastasia Nyrkovskaya
Chief Financial Officer
(Principal Financial and Accounting Officer)