Form 10-Q
period 2018-06-30
XpresSpa Group, Inc.
filed 2018-08-14
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, 27,114,662 shares of the registrant’s common stock were outstanding.

XpresSpa Group, Inc. and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2018 (Unaudited)	December 31, 2017
Current assets
Cash and cash equivalents	$4,458	$6,368
Inventory	1,087	1,159
Other current assets	581	2,120
Assets held for disposal	109	6,446
Total current assets	6,235	16,093

Restricted cash	487	487
Property and equipment, net	15,576	15,797
Intangible assets, net	10,407	11,547
Goodwill	—	19,630
Other assets	3,658	1,686
Total assets	$36,363	$65,240

Current liabilities
Accounts payable, accrued expenses and other current liabilities	$8,079	$8,736
Convertible notes, net	1,754	—
Liabilities held for disposal	40	3,761
Total current liabilities	9,873	12,497

Debt	6,500	6,500
Convertible notes, net	520	—
Derivative warrant liabilities	1,098	34
Other liabilities	360	370
Total liabilities	18,351	19,401
Commitments and contingencies (see Note 13)

Stockholders’ equity
Series A Convertible Preferred stock, $0.01 par value per share; 500,000 shares authorized; 6,968 issued and none outstanding	—	—
Series B Convertible Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; 1,666,667 issued and none outstanding	—	—
Series C Junior Preferred stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	—	—
Series D Convertible Preferred Stock, $0.01 par value per share; 500,000 shares authorized; 475,208 shares issued and 420,541 shares outstanding with a liquidation value of $20,186	4	4
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 27,114,662 and 26,545,690 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	271	265
Additional paid-in capital	291,025	290,396
Accumulated deficit	(277,164)	(249,708)
Accumulated other comprehensive loss	(276)	(74)
Total stockholders’ equity attributable to the Company	13,860	40,883
Noncontrolling interests	4,152	4,956
Total stockholders’ equity	18,012	45,839
Total liabilities and stockholders’ equity	$36,363	$65,240

The accompanying notes form an integral part of these condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue
Products and services	$13,038	$12,927	$24,838	$23,911
Other	—	—	800	100
Total revenue	13,038	12,927	25,638	24,011

Cost of sales
Labor	6,490	5,783	12,700	11,092
Occupancy	2,160	1,983	4,220	3,754
Products and other operating costs	1,709	2,753	3,216	4,607
Total cost of sales	10,359	10,519	20,136	19,453
Depreciation and amortization	1,843	2,931	3,496	4,657
Goodwill impairment	—	—	19,630	—
General and administrative*	3,904	3,864	8,500	8,857
Total operating expenses	16,106	17,314	51,762	32,967
Operating loss from continuing operations	(3,068)	(4,387)	(26,124)	(8,956)
Interest expense	(405)	(177)	(588)	(366)
Other non-operating income (expense), net	589	(49)	499	65
Loss from continuing operations before income taxes	(2,884)	(4,613)	(26,213)	(9,257)
Income tax benefit (expense)	48	—	132	(227)
Consolidated net loss from continuing operations	(2,836)	(4,613)	(26,081)	(9,484)
Loss from discontinued operations before income taxes*	(510)	(2,297)	(1,115)	(3,775)
Income tax benefit (expense)	—	—	—	—
Consolidated net loss from discontinued operations	(510)	(2,297)	(1,115)	(3,775)
Consolidated net loss	(3,346)	(6,910)	(27,196)	(13,259)
Net income attributable to noncontrolling interests	(177)	(100)	(260)	(176)
Net loss attributable to the Company	$(3,523)	$(7,010)	$(27,456)	$(13,435)

Consolidated net loss from continuing operations	$(2,836)	$(4,613)	$(26,081)	$(9,484)
Other comprehensive loss from continuing operations	(136)	(107)	(202)	(151)
Comprehensive loss from continuing operations	(2,972)	(4,720)	(26,283)	(9,635)
Consolidated net loss from discontinued operations	(510)	(2,297)	(1,115)	(3,775)
Other comprehensive loss from discontinued operations	—	—	—	—
Comprehensive loss from discontinued operations	(510)	(2,297)	(1,115)	(3,775)
Comprehensive loss	$(3,482)	$(7,017)	$(27,398)	$(13,410)

Loss per share
Loss per share from continuing operations	$(0.11)	$(0.24)	$(0.99)	$(0.50)
Loss per share from discontinued operations	(0.02)	(0.12)	(0.04)	(0.20)
Total basic and diluted net loss per share	$(0.13)	$(0.36)	$(1.03)	$(0.70)
Weighted-average number of shares outstanding during the period:
Basic	26,841,975	19,310,994	26,718,066	19,178,769
Diluted	26,841,975	19,310,994	26,718,066	19,178,769

*Includes stock-based compensation expense, as follows:
General and administrative	$259	$543	$571	$1,090
Discontinued operations	—	189	—	383
Total stock-based compensation expense	$259	$732	$571	$1,473

The accompanying notes form an integral part of these condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Preferred stock	Common stock	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Company equity	Non- controlling interest	Total equity
December 31, 2017	$4	$265	$290,396	$(249,708)	$(74)	$40,883	$4,956	$45,839
Vesting of restricted stock units (“RSUs”)	—	6	(6)	—	—	—	—	—
Issuance of equity warrants	—	—	64	—	—	64	—	64
Stock-based compensation	—	—	571	—	—	571	—	571
Net loss for the period	—	—	—	(27,456)	—	(27,456)	260	(27,196)
Foreign currency translation	—	—	—	—	(202)	(202)	—	(202)
Contributions from noncontrolling interests	—	—	—	—	—	—	76	76
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,140)	(1,140)
June 30, 2018	$4	$271	$291,025	$(277,164)	$(276)	$13,860	$4,152	$18,012

	Preferred stock	Common stock	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Company equity	Non- controlling interest	Total equity
December 31, 2016	$5	$183	$280,221	$(220,868)	$(13)	$59,528	$4,641	$64,169
Issuance of common stock for services	—	—	20	—	—	20	—	20
Issuance of common stock for acquisition of Excalibur	—	9	1,800	—	—	1,809	—	1,809
Decrease in shares of preferred stock issued to XpresSpa sellers	—	—	(908)	—	—	(908)	—	(908)
Conversion of preferred stock to common stock	(1)	4	(3)	—	—	—	—	—
Stock-based compensation	—	—	1,473	—	—	1,473	—	1,473
Net loss for the period	—	—	—	(13,435)	—	(13,435)	176	(13,259)
Foreign currency translation	—	—	—	—	(151)	(151)	—	(151)
Contributions from noncontrolling interests	—	—	—	—	—	—	231	231
Distributions to noncontrolling interests	—	—	—	—	—	—	(131)	(131)
June 30, 2017	$4	$196	$282,603	$(234,303)	$(164)	$48,336	$4,917	$53,253

The accompanying notes form an integral part of these condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities
Consolidated net loss	$(27,196)	$(13,259)
Consolidated net loss from discontinued operations	(1,115)	(3,775)
Consolidated net loss from continuing operations	(26,081)	(9,484)
Adjustments to reconcile consolidated net loss from continuing operations to net cash used in operating activities:
Items not affecting cash flows
Depreciation and amortization	3,496	4,657
Goodwill impairment	19,630	—
Stock-based compensation	571	1,473
Issuance of shares of common stock	—	1,829
Issuance of warrants	64	—
Amortization of debt discount and debt issuance costs	195	—
Change in fair value of derivative warrant liabilities – May 2015	(33)	(159)
Change in fair value of derivative warrant liabilities – May 2018	(865)	—
Contingent liability assumed from acquisition	—	(316)
Gain on the sale of patents	(450)	—
Changes in assets and liabilities
Decrease in inventory	72	233
Decrease (increase) in other current assets and other assets	(1,033)	904
Decrease in accounts payable, accrued expenses and other current liabilities	(617)	(3,052)
Increase in other liabilities	(10)	788
Net cash used in operating activities – continuing operations	(5,061)	(3,127)
Net cash provided by (used in) operating activities – discontinued operations	1,461	(4,633)
Net cash used in operating activities	(3,600)	(7,760)
Cash flows from investing activities
Acquisition of property and equipment	(2,058)	(1,301)
Acquisition of software	(77)	(71)
Proceeds from the sale of patents	250	—
Cash received from note receivable	800	—
Net cash used in investing activities – continuing operations	(1,085)	(1,372)
Net cash used in investing activities – discontinued operations	—	(408)
Net cash used in investing activities	(1,085)	(1,780)
Cash flows provided by (used in) financing activities
Proceeds from convertible notes and warrants	4,350	—
Debt issuance costs	(309)	—
Contributions from noncontrolling interests	76	231
Distributions to noncontrolling interests	(1,140)	(131)
Net cash provided by financing activities	2,977	100
Net cash used in financing activities – discontinued operations	—	(361)
Net cash provided by (used in) financing activities	2,977	(261)
Effect of exchange rate changes and foreign currency translation	(202)	(151)
Decrease in cash and cash equivalents	(1,910)	(9,952)
Cash and cash equivalents at beginning of period	6,368	17,910
Cash and cash equivalents at end of period	$4,458	$7,958
Cash paid during the period for
Interest	$588	$430
Non-cash investing and financing transactions
Non-cash acquisition of cost method investment	$2,075	$—
Debt discount related to issuance of convertible notes	1,962	—

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

As a result of the transition to a pure-play health and wellness services company, the Company currently has one operating segment that is also its sole reporting unit, XpresSpa, a leading airport retailer of spa services. XpresSpa is a well-recognized airport spa brand with 57 locations, consisting of 52 domestic and 5 international locations as of June 30, 2018. XpresSpa offers travelers premium spa services, including massage, nail and skin care, as well as spa and travel products.

In October 2017, the Company completed the sale of FLI Charge, Inc. (“FLI Charge”) and, in March 2018, the Company completed the sale of Group Mobile Int’l LLC (“Group Mobile”). These two entities formerly comprised the Company’s technology operating segment, which was discontinued following the disposition of Group Mobile. The results of operations for FLI Charge and Group Mobile are presented in the condensed consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations. The carrying amounts of assets and liabilities belonging to Group Mobile are presented in the condensed consolidated balance sheets as assets held for disposal and liabilities held for disposal, respectively, as of June 30, 2018 and December 31, 2017.

The Company owns certain patent portfolios, which it looks to monetize through sales and licensing agreements. During the six-month period ended June 30, 2018, the Company determined that its former intellectual property operating segment would no longer be an area of focus and, as such, will no longer operate as a separate operating segment, as it is not expected to generate any material revenues or operating costs.

On April 19, 2018, Andrew D. Perlman resigned as Chief Executive Officer of the Company and as a Director of the Company, effective as of that date. Mr. Perlman’s resignation was not as a result of any disagreement with the Company on any matters related to the Company’s operations, policies or practices.

Effective as of the same date, Edward Jankowski, Senior Vice President and Chief Executive Officer of the Company’s wholly-owned subsidiary, XpresSpa, was appointed by the Board of Directors as the Chief Executive Officer of the Company and as a Director of the Company.

On May 15, 2018, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to sell up to (i) an aggregate principal amount of $4,438 in 5% Secured Convertible Notes due November 16, 2019, which includes $88 to be issued to Palladium Capital Advisors as Placement Agent (the “Convertible Notes”), convertible into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at a conversion price of $0.62 per share, (ii) Class A Warrants (the “Class A Warrants”) to purchase 7,157,259 shares of Common Stock at an exercise price of $0.62 per share and (iii) Class B Warrants (the “Class B Warrants,” and together with the Class A Warrants, the “Warrants”) to purchase 3,578,630 shares of Common Stock at an exercise price of $0.62 per share. The Convertible Notes bear interest at a rate of 5% per annum. The Convertible Notes are senior secured obligations of the Company and are secured by certain of its personal property. Unless earlier converted or redeemed, the Convertible Notes will mature on November 16, 2019. The transaction closed on May 17, 2018, at which time the Company received $4,350 in gross proceeds from the Investors.

On June 19, 2018, Anastasia Nyrkovskaya, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer of the Company, resigned from her positions at the Company to pursue other career interests. Ms. Nyrkovskaya has agreed to remain with the Company in a reduced capacity through October 15, 2018, during which time she is expected to transition certain projects while the Company completes an ongoing search for a new Chief Financial Officer. On June 19, 2018, the Company entered into a separation agreement with Ms. Nyrkovskaya, a copy of which is attached as Exhibit 10.1 hereto and is incorporated herein by reference.

As of June 30, 2018, the Company’s current assets were $6,235, which included cash and cash equivalents of $4,458. The Company’s current liabilities were $9,873 as of June 30, 2018, which included $1,754 of convertible notes classified as short-term for which principal repayments may be made in the Company’s common stock at the Company’s election. In addition, included in total current liabilities is approximately $1,762 which relates to obligations that will not settle in cash, and an additional $465 of liabilities that are not expected to settle in the next twelve months.

The Company’s management believes that its current cash balance, cash to be provided by future operating activities, and cash proceeds from the anticipated liquidation of certain investments, will be sufficient to fund its planned operations and pay its liabilities as they become due, including scheduled Convertible Note principal repayments for at least the next twelve months following the filing date of these financial statements. At the Company’s election, principal repayments of the Convertible Notes may be made in cash or, subject to certain conditions, in registered shares of the Company’s common stock. In addition, the Company has access to additional sources of financing and may attempt to renegotiate terms of various contracts.

Note 2. Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company, and all entities in which the Company has a controlling financial interest. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three and six-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include the Company’s intangible assets, investments classified as other assets, the useful lives of the Company’s intangible assets, the valuation of the Company’s derivative warrant liabilities, the valuation of stock-based compensation, deferred tax assets and liabilities, income tax uncertainties, and other contingencies.

(c) Cash and Cash Equivalents

The Company maintains cash in checking accounts with financial institutions. The Company has established guidelines relating to diversification and maturities of its investments in order to minimize credit risk and maintain high liquidity of funds. Cash equivalents include amounts due from third-party financial institutions for credit and debit card transactions. These items typically settle in less than five days. As of June 30, 2018, the Company held significant portions of its cash balance in overseas accounts, totaling $1,232, which is not insured by the Federal Deposit Insurance Corporation (“FDIC”). If the Company were to distribute the amounts held overseas, the Company would need to follow an approval process as defined in its operating and partnership agreements, which may delay the availability of cash to the Company.

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

(f) Investments

The Company accounts for its investments in other entities using the cost method of accounting when the Company has no substantial influence over, and the investment is less than 20% of, the investee entity. Under the cost method, the investment is recorded at cost, which approximates fair value, on the date of acquisition. The Company performs an assessment for impairment on at least an annual basis, or when there is an indication that cost exceeds fair value.

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

ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)

This standard provides new guidance to address the complexity of accounting for certain financial instruments with down round features. The amendments of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. A down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument (or embedded conversion feature) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The new standard is effective for the fiscal year beginning after December 15, 2018 with early adoption permitted. The Company early adopted this standard effective January 1, 2018. Adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

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

Note 3. Net Loss per Share of Common Stock

The table below presents the computation of basic and diluted net loss per share of common stock:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic numerator:
Net loss from continuing operations attributable to shares of common stock	$(3,013)	$(4,713)	$(26,341)	$(9,660)
Net loss from discontinued operations attributable to shares of common stock	(510)	(2,297)	(1,115)	(3,775)
Net loss attributable to the Company	$(3,523)	$(7,010)	$(27,456)	$(13,435)
Basic denominator:
Basic shares of common stock outstanding	26,841,975	19,310,994	26,718,066	19,178,769

Basic loss per share of common stock from continuing operations	$(0.11)	$(0.24)	$(0.99)	$(0.50)
Basic loss per share of common stock from discontinued operations	(0.02)	(0.12)	(0.04)	(0.20)
Basic net loss per share of common stock	$(0.13)	$(0.36)	$(1.03)	$(0.70)

Diluted numerator:
Net loss from continuing operations attributable to shares of common stock	$(3,013)	$(4,713)	$(26,341)	$(9,660)
Net loss from discontinued operations attributable to shares of common stock	(510)	(2,297)	(1,115)	(3,775)
Net loss attributable to the Company	$(3,523)	$(7,010)	$(27,456)	$(13,435)
Diluted denominator:
Diluted shares of common stock outstanding	26,841,975	19,310,994	26,718,066	19,178,769

Diluted loss per share of common stock from continuing operations	$(0.11)	$(0.24)	$(0.99)	$(0.50)
Diluted loss per share of common stock from discontinued operations	(0.02)	(0.12)	(0.04)	(0.20)
Diluted net loss per share of common stock	$(0.13)	$(0.36)	$(1.03)	$(0.70)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options to purchase an equal number of shares of common stock of the Company	3,102,500	5,135,399	3,102,500	5,135,399
Unvested RSUs to issue an equal number of shares of common stock of the Company	465,000	400,942	465,000	400,942
Warrants to purchase an equal number of shares of common stock of the Company	14,073,390	3,430,877	14,073,390	3,430,877
Preferred stock on an as converted basis	3,364,328	3,439,587	3,364,328	3,620,626
Convertible notes on an as converted basis	4,350,000	—	4,350,000	—
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share	25,355,218	12,406,805	25,355,218	12,587,844

Note 4. Goodwill

On January 5, 2018, the Company changed its name to XpresSpa Group as part of a rebranding effort to carry out its corporate strategy to build a pure-play health and wellness services company, which the Company commenced following its acquisition of XpresSpa on December 23, 2016. The Company completed the sale of Group Mobile on March 22, 2018, which was the only remaining component of the Company’s technology operating segment. Following the sale of Group Mobile, the Company’s management made the decision that its intellectual property operating segment would no longer be an area of focus and would no longer be a separate operating segment as it is not expected to generate any material revenues. This completed the transition of the Company into a pure-play health and wellness company with only one operating segment, consisting of its XpresSpa business.

The Company’s market capitalization is sensitive to the volatility of its stock price. On January 2, 2018, the first trading day of fiscal year 2018, the Company’s stock price opened at $1.36 and closed at $1.45. The closing price of the Company’s stock on March 29, 2018, the last trading day of the first quarter of fiscal 2018, was $0.72. The average closing stock price of the Company from January 2, 2018 through March 29, 2018 was approximately $1.02, ranging from $0.71 to $1.80 during that period.

On April 19, 2018, the Company entered into a separation agreement with its Chief Executive Officer regarding his resignation as Chief Executive Officer and as a Director the Company. On that same date, the Company’s Senior Vice President and Chief Executive Officer of XpresSpa was appointed by the Board of Directors as the Chief Executive Officer and as a Director of the Company.

These events were identified by the Company’s management as triggering events requiring that goodwill be tested for impairment as of March 31, 2018. In addition to the Company’s rebranding efforts to a pure-play health and wellness services company, its stock price continued to decline even after the announcement of the new Chief Executive Officer. As the stock price had not rebounded, the Company determined that the impairment related to the three-month period ended March 31, 2018.

The Company performed a quantitative goodwill impairment test, in which the Company compared the carrying value of the reporting unit to its estimated fair value, which was calculated using an income approach. The key assumptions for this approach were projected future cash flows and a discount rate, which was based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected future cash flows. As a result of the quantitative goodwill impairment test performed as of March 31, 2018, the Company determined that the fair value of the reporting unit did not exceed its carrying amount and, therefore, goodwill of the reporting unit was considered impaired.

Based on the estimated fair value of goodwill, the Company recorded an impairment charge of $19,630, to reduce the carrying value of goodwill to its fair value, which was determined to be zero. This impairment charge is included in goodwill impairment in the condensed consolidated statements of operations and comprehensive loss for the six-month period ended June 30, 2018.

The fair value measurement of goodwill was classified within Level 3 of the fair value hierarchy because the income approach was used, which utilizes significant inputs that are unobservable in the market. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date.

Note 5. Other Assets

Other assets in the condensed consolidated balance sheets are comprised of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Cost method investments	$2,802	$834
Lease deposits	856	852
Other assets	$3,658	$1,686

As of June 30, 2018, the Company’s other assets included:

•	$1,625 cost method investment in Route1 Inc. (“Route1”), which the Company received from the disposition of Group Mobile in March 2018;

•	$787 cost method investment in InfoMedia Services Limited (“InfoMedia”), which the Company acquired in 2014;

•	$343 cost method investment in Marathon Patent Group, Inc. (“Marathon”), which the Company acquired in January 2018 with an acquisition date fair value of $450. Based on the Company’s evaluation of the investment, it was determined that certain unrealized losses represented an other-than-temporary impairment as of June 30, 2018 and the Company recognized an impairment charge of $107 for the three and six months ended June 30, 2018, equal to the excess of cost basis over fair value;

•	$47 cost method investment in FLI Charge, which the Company received from the disposition of FLI Charge in October 2017; and

•	$856 deposits made pursuant to various lease agreements, which will be returned to the Company at the end of the leases.

Note 6. Segment Information

As a result of the Company’s transition to a pure-play health and wellness services company, it currently has one operating segment that is also its sole reporting unit, XpresSpa.

The Company currently operates in two geographical segments: the United States and all other countries. The following table represents the geographical revenue and segment operating loss for the three- and six-month periods ended June 30, 2018 and 2017 and total asset information as of June 30, 2018 and December 31, 2017. There were no concentrations of geographical revenue, segment operating loss or total assets related to any single foreign country that were material to the Company’s condensed consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue
United States	$11,738	$11,665	$22,997	$21,633
All other countries	1,300	1,262	2,641	2,378
Total revenue	13,038	12,927	25,638	24,011

Cost of sales
United States	9,478	9,694	18,468	17,951
All other countries	881	825	1,668	1,502
Total cost of sales	10,359	10,519	20,136	19,453

Segment operating income (loss)
United States	(3,099)	(4,893)	(26,375)	(9,652)
All other countries	31	506	251	696
Operating loss from continuing operations	(3,068)	(4,387)	(26,124)	(8,956)
Other non-operating expense, net	184	(226)	(89)	(301)
Loss from continuing operations before income taxes	$(2,884)	$(4,613)	$(26,213)	$(9,257)

	June 30, 2018	December 31, 2017
Assets
United States	$33,355	$55,152
All other countries	2,899	3,642
Assets held for disposal	109	6,446
Total assets	$36,363	$65,240

Note 7. Fair Value Measurements

Derivative Warrant Liabilities

The following table presents the placement in the fair value hierarchy of derivative warrant liabilities measured at fair value on a recurring basis as of June 30, 2018, May 17, 2018 and December 31, 2017:

May 2015 Warrants

		Fair value measurement at reporting date using
	Balance	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2018:	$1	$—	$—	$1

December 31, 2017:	$34	$—	$—	$34

May 2018 Warrants

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
June 30,2018:
A Warrants	$1,091	$—	$—	$1,091
B Warrants	6	—	—	6
Total	$1,097	$—	$—	$1,097

May 17, 2018:
A Warrants	$1,827	$—	$—	$1,827
B Warrants	135	—	—	135
Total	$1,962	$—	$—	$1,962

The Company measures its derivative warrant liabilities at fair value. The derivative warrant liabilities were classified within Level 3 because they were valued using the Black-Scholes-Merton model, which utilizes significant inputs that are unobservable in the market. These derivative warrant liabilities were initially measured at fair value and are marked to market at each balance sheet date. The derivative warrant liabilities are included in other liabilities in the condensed consolidated balance sheets and the revaluation of the derivative warrants liabilities is included in other non-operating income (expense) in the condensed consolidated statements of operations and comprehensive loss.

In addition to the above, the Company’s financial instruments as of June 30, 2018 and December 31, 2017, consisted of cash and cash equivalents, trade and loan receivables, inventory, accounts payable and other current liabilities. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

The following table summarizes the changes in the Company’s derivative warrant liabilities measured at fair value using significant unobservable inputs (Level 3) during the three and six-month periods ended June 30, 2018:

December 31, 2017	$34
Issuance of warrants May 17, 2018	1,962
Decrease in fair value of the derivative warrant liabilities	(898)
June 30, 2018	$1,098

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities falls within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

May 2015 Warrants

June 30, 2018:

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities	Black-Scholes-Merton	Volatility	68.14%
		Risk free interest rate	2.46%
		Expected term, in years	1.84
		Dividend yield	0.00%

December 31, 2017:

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities	Black-Scholes-Merton	Volatility	39.64%
		Risk-free interest rate	1.88%
		Expected term, in years	2.34
		Dividend yield	0.00%

May 2018 Warrants

June 30, 2018:

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities – A Warrants	Black-Scholes-Merton	Volatility	72.23%
		Risk free interest rate	2.77%
		Expected term, in years	4.88
		Dividend yield	0.00%

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities – B Warrants	Black-Scholes-Merton	Volatility	72.14%
		Risk free interest rate	1.81%
		Expected term, in years	0.38
		Dividend yield	0.00%

May 17, 2018:

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities – A Warrants	Black-Scholes-Merton	Volatility	71.13%
		Risk-free interest rate	2.98%
		Expected term, in years	5.00
		Dividend yield	0.00%

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities – B Warrants	Black-Scholes-Merton	Volatility	72.88%
		Risk-free interest rate	1.99%
		Expected term, in years	0.50
		Dividend yield	0.00%

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

Marathon Common Stock

On January 11, 2018 (the “Transaction Date”), the Company entered into a Patent Rights Purchase and Assignment Agreement (the “Agreement”) with Crypto Currency Patent Holding Company LLC (the “Buyer”) and its parent company, Marathon, pursuant to which the Buyer agreed to purchase certain of the Company’s patents. As consideration for the patents, the Buyer paid $250 and Marathon issued 250,000 shares of Marathon common stock (the “Marathon Common Stock”) to the Company. The Marathon Common Stock was subject to a Lockup Period (the “Lockup Period”) commencing on the Transaction Date which, subject to a leak-out provision, ended on July 11, 2018.

The Marathon Common Stock is recognized as a cost method investment and, as such, was required to be measured at cost on the date of acquisition, which, as of the Transaction Date, approximated fair value. The following table presents the placement in the fair value hierarchy of the Marathon Common Stock measured at fair value on a nonrecurring basis as of the Transaction Date:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
January 11, 2018	$450	$—	$450	$—

June 30, 2018	$343	$—	$343	$—

The fair value of the Marathon Common Stock was estimated by multiplying the number of shares as they become tradeable by the price per share as of the Transaction Date, information that falls within Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets; however, due to the fact that the Marathon Common Stock is restricted during the Lockup Period, the Company applied a discount on the lack of marketability to estimate the fair value at the measurement date, which is a significant other observable input resulting in placement in Level 2 of the fair value hierarchy. The fair value of the consideration as of the Transaction Date was determined to be $450. Based on the Company’s evaluation of the investment, it was determined that certain unrealized losses represented an other-than-temporary impairment as of June 30, 2018 and the Company recognized an impairment charge of $107 for the three and six months ended June 30, 2018, equal to the excess of cost basis over fair value. The fair value of the Marathon Common Stock as of June 30, 2018 was determined to be $343, which is included in other assets in the condensed consolidated balance sheet as of June 30, 2018.

The following table summarizes the changes in the Company’s investment in Marathon Common Stock, measured at fair value using significant other observable inputs (Level 2) during the three and six-month periods ended June 30, 2018:

January 11, 2018	$450
Decrease in fair value of the Marathon Common Stock	(107)
June 30, 2018	$343

On July 11, 2018, the Lockup Period concluded and the Company was permitted to begin trading the Marathon Common Stock, subject to a leak-out provision whereby the shares were released from Lockup in equal increments over a twenty-day period.

Other Fair Value Measurements

The Company is also required to measure the fair value of the contingent consideration it assumed following the acquisition of Excalibur Integrated Systems, Inc. (“Excalibur”) on February 2, 2017 on a recurring basis. The Company determined that there was no change in the fair value of the contingent consideration of $316 between December 31, 2017 and June 30, 2018. Although the Company disposed of Excalibur as part of the Group Mobile disposition, the contingent consideration remained due to the remnant of the earn-out provision due to the former stockholders of Excalibur, which is what first led to the recognition of a contingent consideration upon the acquisition of Excalibur. The contingent consideration is included in other liabilities in the condensed consolidated balance sheets.

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

Note 8. Stock-Based Compensation

As of June 30, 2018, 2,658,470 shares of the Company’s common stock were available for future grants under the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan. Total stock-based compensation expense for the three-month periods ended June 30, 2018 and 2017 was $259 and $732, respectively, the latter of which included stock-based compensation expense of $189 included in discontinued operations. Total stock-based compensation expense for the six-month periods ended June 30, 2018 and 2017 was $571 and $1,090, respectively, the latter of which included stock-based compensation expense of $383 included in discontinued operations.

The following table summarizes the RSUs granted to employees and consultants during the six-month period ended June 30, 2018.

Grant date	No. of RSUs	Fair market value at grant date	Vesting term
February 28, 2018	53,408	$0.94	Vesting immediately upon grant
April 19, 2018	150,000	$0.60	Vesting immediately upon grant
May 15, 2018	465,000	$0.60	Over one year, vesting on one-year anniversary of grant date

No options were granted during the six-month period ended June 30, 2018.

The activity related to RSUs and stock options during the six-month period ended June 30, 2018 consisted of the following:

	RSUs		Options
	No. of RSUs	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding as of January 1, 2018	365,565	$2.12	4,317,942	$5.67	$ 1.10 – 41.00	$3.86
Granted	668,408	$0.63	—	—	—	—
Vested/Exercised	(568,973)	$1.61	—	—	—	—
Forfeited	—	—	(1,163,125)	$5.43	$ 1.55 – 37.20	$3.55
Expired	—	—	(52,316)	$16.24	$ 9.60 – 16.50	$9.71
Outstanding as of June 30, 2018	465,000	$0.60	3,102,501	$5.58	$ 1.10 – 41.00	$3.72
Exercisable as of June 30, 2018	—	—	2,590,000	$6.30	$ 1.10 – 41.00

The Company did not recognize tax benefits related to its stock-based compensation as there is a full valuation allowance recorded.

Note 9. Debt and Convertible Notes

Debt

On April 22, 2015, XpresSpa entered into a credit agreement and secured promissory note (the “Debt”) with Rockmore Investment Master Fund Ltd. (“Rockmore”), a related party, which was amended on August 8, 2016. Rockmore is an investment entity controlled by the Company’s board member, Bruce T. Bernstein. The Debt had an outstanding balance of $6,500 as of June 30, 2018 and December 31, 2017, which is included in long-term liabilities in the condensed consolidated balance sheets. During the six-month period ended June 30, 2018, XpresSpa paid $430 of interest and recorded $365 of interest expense related to the debt.

On May 14, 2018, the Company and Rockmore agreed to extend the maturity date of the Debt from May 1, 2019 to December 31, 2019. No other material terms of the Debt were modified. As consideration for the agreement to extend the maturity date of the Debt and the consent to the Securities Purchase Agreement, the Company issued to Rockmore 250,000 Class A Warrants. These Class A Warrants were issued on the same terms and conditions as the Class A Warrants issued under the Securities Purchase Agreement. The warrants issued to Rockmore were classified as equity warrants in the condensed consolidated balance sheet as of June 30, 2018.

Convertible Notes

On May 15, 2018, the Company entered into the Securities Purchase Agreement with the Investors, pursuant to which the Company agreed to sell up to (i) an aggregate principal amount of $4,438 in the Convertible Notes, which includes $88 issued to Palladium Capital Advisors as Placement Agent, convertible into Common Stock at a conversion price of $0.62 per share, (ii) Class A Warrants to purchase 7,157,259 shares of Common Stock at an exercise price of $0.62 per share and (iii) Class B Warrants to purchase up to 3,578,630 shares of Common Stock at an exercise price of $0.62 per share. The Convertible Notes bear interest at a rate of 5% per annum. The Convertible Notes are senior secured obligations of the Company and are secured by certain of its personal property. Unless earlier converted or redeemed, the Convertible Notes will mature on November 16, 2019. The Company intends to use the proceeds of this financing primarily for working capital and new store openings. The transaction closed on May 17, 2018.

The principal amount of the outstanding Convertible Notes is to be repaid monthly in the amount of $296, beginning on September 17, 2018, and the Company may make such payments and related interest payments in cash or, subject to certain conditions, in registered shares of its common stock (or a combination thereof), at its election. If the Company chooses to repay the Convertible Notes in shares of its common stock, the shares will be issued at a 10% discount to the volume weighted average price of the Company’s common stock for the five (5) trading days commencing eight (8) days prior to the relevant repayment date and ending on the fourth (4th) trading day prior to such repayment date, subject to a minimum floor price of not less than 20% of the conversion price of the Convertible Notes on the issue date. The Company may also repay the Convertible Notes in advance of the maturity schedule subject to early repayment penalties of 15%.

The table below summarizes the initial fair value of the Convertible Notes as of May 17, 2018:

Class A Warrants	$1,827
Class B Warrants	135
Convertible Notes	2,388
Total Fair Value as of June 30, 2018	$4,350

The table below summarizes changes in the book value of the Convertible Notes from May 17, 2018 to June 30, 2018:

Book value as of May 17, 2018	$2,388
Debt issuance costs	(309)
Book value as of May 17, 2018	2,079
Debt repayments in the period	—
Amortization of debt discount and debt issuance costs, included in interest expense	195
Book value as of June 30, 2018	$2,274

The debt discount and debt issuance costs will be amortized on a straight-line basis over the remaining term of the Convertible Notes. During the quarter ended June 30, 2018, the Company recorded $195 of amortization of debt discount and debt issuance costs, which was included in interest expense for the three and six-month periods ended June 30, 2018. Additionally, the Company recorded $27 of interest expense related to the Convertible Notes, which was included in interest expense for the three and six-month periods ended June 30, 2018.

Note 10. Related Party Transactions

On April 14, 2018, the Company entered into a consulting agreement with an employee of Mistral Equity Partners, which is a significant shareholder of the Company and whose Chief Executive Officer is a member of the Board of Directors of the Company, to consult on certain business-related matters. The total consideration is approximately $10 per month through December 31, 2018. The agreement may be terminated by either party at any time upon delivery of written notice. Pursuant to the agreement, the Company recorded consulting expense of $25 for the three and six-month periods ended June 30, 2018.

Note 11. Discontinued Operations and Assets and Liabilities Held for Disposal

FLI Charge

On October 20, 2017, the Company sold FLI Charge to a group of private investors and FLI Charge management, to own and operate FLI Charge. Post-closing, the Company does not provide any continued management or financing support to FLI Charge.

Group Mobile

On March 7, 2018 (the “Signing Date”), the Company entered into a membership purchase agreement (the “Group Mobile Purchase Agreement”) with Route1 Security Corporation, a Delaware corporation (the “Buyer”), and Route1 pursuant to which the Buyer agreed to acquire Group Mobile (the “Disposition”). The transaction closed on March 22, 2018 (the “Closing Date”), after which the Company no longer had any involvement with Group Mobile.

In consideration for the Disposition, the Buyer issued to the Company:

•	25,000,000 shares of Route1 Common Stock (the “Route1 Common Stock”);

•	warrants to purchase 30,000,000 shares of Route1 Common Stock, which will feature an exercise price of CAD 5 cents per share of common stock and will be exercisable for a three-year period; and

•	certain other payments over the three-year period pursuant to an earn-out provision in the Group Mobile Purchase Agreement.

The Company retained certain inventory with a value of $555 to be disposed of separately from the transaction with Route1 in the first half of 2018. Of this amount, $110 was sold as of June 30, 2018. The remaining inventory excluded from the transaction was subsequently determined to be obsolete and unsalable and was fully written off as of June 30, 2018. Assets held for disposal includes $109 of accounts receivable, net of allowance, associated with the sale of the inventory excluded from the transaction with Route1.

Post-closing, the Company owned approximately 6.7% of Route1 Common Stock. The Route1 Common Stock is not tradable until a date no earlier than 12 months after the Closing Date; 50%, or 12,500,000 shares, of Route1 Common Stock are tradeable after 12 months plus an additional 2,083,333 shares of Route1 Common Stock are tradeable each month until 18 months after the Closing Date, subject to a change of control provision. The Company has the ability to sell the Route1 Common Stock and warrants to qualified institutional investors. The Group Mobile Purchase Agreement also contains representations, warranties, and covenants customary for transactions of this type.

The total consideration of the Disposition is recognized as a cost method investment and, as such, must be measured at cost on the date of acquisition, which, as of the Closing Date, approximates fair value. The fair value of the total consideration as of the Closing Date was determined to be $1,625, which is less than the carrying value of the asset, and is included in other assets in the condensed consolidated balance sheet as of June 30, 2018. This resulted in a loss on disposal of $301, which is included in consolidated net loss from discontinued operations in the condensed consolidated statement of operations and comprehensive loss for the three- and six-month periods ended June 30, 2018.

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

Operating Results and Assets and Liabilities Held for Sale

The following table presents the components of the consolidated net loss from discontinued operations, as presented in the condensed consolidated statements of operations and comprehensive loss, for the three- and six-month periods ended June 30, 2018 for Group Mobile and June 30, 2017 for Group Mobile and FLI Charge:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue	$—	$3,469	$2,834	$6,994
Cost of sales	—	(2,725)	(2,305)	(5,685)
Depreciation and amortization	—	(199)	(131)	(372)
Impairment	—	(1,092)	—	(1,092)
General and administrative	(510)	(1,748)	(1,190)	(3,616)
Loss on disposal	—	—	(301)	—
Non-operating income (expense), net	—	(2)	(22)	(4)
Loss from discontinued operations before income taxes	(510)	(2,297)	(1,115)	(3,775)
Income tax benefit (expense)	—	—	—	—
Consolidated net loss from discontinued operations	$(510)	$(2,297)	$(1,115)	$(3,775)

In addition, the following table presents the carrying amounts of Group Mobile’s major classes of assets and liabilities held for disposal as of June 30, 2018 and December 31, 2017, as presented in the condensed consolidated balance sheets:

	June 30, 2018	December 31, 2017
Cash	$—	$150
Accounts receivable, net	109	2,920
Inventory	—	1,935
Other current assets	—	3
Property and equipment, net	—	874
Intangible assets, net	—	564
Assets held for disposal	$109	$6,446

Accounts payable, accrued expenses and other current liabilities	$40	$3,142
Deferred revenue	—	619
Liabilities held for disposal	$40	$3,761

Note 12. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provisions for the six-month period ended June 30, 2018 reflect an estimated global annual effective tax rate of approximately 0.48%.

As of June 30, 2018, deferred tax assets generated from the Company’s activities in the United States were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit.

Income tax benefit for the six-month period ended June 30, 2018 of $132 was attributable primarily to the reduction to the valuation allowance as a result of the Tax Cuts and Jobs Act’s impact on the lives of net operating losses. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates. Although the Company has an immaterial amount of uncertain tax positions, the Company does not expect to record any additional material provisions for unrecognized tax benefits in the next year.

Note 13. Commitments and Contingencies

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the matters described below and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has accrued $290 for such potential losses, which is included in accounts payable, accrued expenses, and other current liabilities in the condensed consolidated balance sheet as of June 30, 2018.

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

On March 30, 2018, Cordial filed a lawsuit against XpresSpa, a subsidiary of XpresSpa, and several additional parties in the Superior Court of Fulton County, Georgia, alleging the violation of Cordial’s civil rights, tortious interference, breach of fiduciary duty, civil conspiracy, conversion, retaliation, and unjust enrichment. Cordial has threated to seek punitive damages, attorneys’ fees and litigation expenses, accounting, indemnification, and declaratory judgment as to the status of the membership interests of XpresSpa and Cordial in the joint venture and Cordial’s right to profit distributions and management fees from the joint venture. On May 3, 2018, the Court issued an order extending the time for the defendants to respond to Cordial’s lawsuit until June 25, 2018. On May 4, 2018, the defendants moved the lawsuit to the United States District Court for the Northern District of Georgia. On June 5, 2018, the Court granted an extension of time for the defendants’ response until August 17, 2018. On August 9, 2018, the Court granted an additional extension of time for the defendants’ response until September 7, 2018.

In re Chen et al.

In March 2015, four former XpresSpa employees who worked at XpresSpa locations in John F. Kennedy International Airport and LaGuardia Airport filed a putative class and collective action wage-hour litigation in the United States District Court, Eastern District of New York. In re Chen et al., CV 15-1347 (E.D.N.Y.). Plaintiffs claim that they and other spa technicians around the country were misclassified as exempt commissioned salespersons under Section 7(i) of the federal Fair Labor Standards Act (“FLSA”). Plaintiffs also assert class claims for unpaid overtime on behalf of New York spa technicians under the New York Labor Law, and discriminatory employment practices under New York State and City laws. On July 1, 2015, the plaintiffs moved to have the court authorize notice of the FLSA misclassification claim sent to all employees in the spa technician job classification at XpresSpa locations around the country in the last three years. Defendants opposed the motion. On February 16, 2016, the Magistrate Judge assigned to the case issued a Report & Recommendation, recommending that the District Court Judge grant the plaintiffs’ motion. On March 1, 2016, the defendants filed Opposition to the Magistrate Judge’s Report & Recommendation, arguing that the District Court Judge should reject the Magistrate Judge’s findings. On September 23, 2016, the court ruled in favor of the plaintiffs and conditionally certified the class. The parties held a mediation on February 28, 2017 and reached an agreement on a settlement in principle. On September 6, 2017, the parties entered into a settlement agreement. On September 15, 2017, the parties filed a motion for settlement approval with the Court. XpresSpa subsequently paid the agreed-upon settlement amount to the settlement claims administrator to be held in escrow pending a fairness hearing and final approval by the Court. On March 30, 2018 the Court entered a Memorandum and Order denying the motion without prejudice to renewal due to questions and concerns the Court had about certain settlement terms. On April 24, 2018 the parties jointly submitted a supplemental letter to the Court advocating for the fairness and adequacy of the settlement, and appeared in Court on April 25, 2018 for a hearing to discuss the settlement terms in greater detail with the assigned Magistrate Judge. At the conclusion of the hearing, the Court still had questions about the adequacy and fairness of the settlement terms, and the Judge asked that the parties jointly submit additional information to the Court addressing the open issues. The parties submitted such information to the Court on May 18, 2018 and are awaiting the Court’s ruling on the open issues.

Binn v. FORM Holdings Corp. et al.

On November 6, 2017, Moreton Binn and Marisol F, LLC, former stockholders of XpresSpa, filed a lawsuit against the Company and its directors in the United States District Court for the Southern District of New York. The lawsuit alleges violations of various sections of the Exchange Act, material omissions and misrepresentations (negligent and fraudulent), fraudulent omission, expropriation, breach of fiduciary duties, aiding and abetting, and unjust enrichment in the defendants’ conduct related to the Company’s acquisition of XpresSpa, and seeks rescission of the transaction, damages, equitable and injunctive relief, fees and costs, and various other relief. On January 17, 2018, the defendants filed a motion to dismiss the complaint. On February 7, 2018, the plaintiffs amended their complaint. On February 28, 2018, the defendants filed a motion to dismiss the amended complaint. On March 21, 2018, the plaintiffs filed an opposition to the motion to dismiss the amended complaint. On March 30, 2018, the defendants filed a reply in further support of the defendants’ motion to dismiss the amended complaint. On August 7, 2018, the Court ruled on the defendants’ motion to dismiss the amended complaint, dismissing eight of the plaintiffs’ ten claims and denying the defendants’ motion to dismiss with respect to the two remaining claims, related to the Exchange Act.

Route1

On May 23, 2018, Route1 and Group Mobile filed a Statement of Claim against the Company in the Ontario (Canada) Superior Court of Justice seeking monetary damages based on indemnity claims made by Route1 and Group Mobile pursuant to the Group Mobile Purchase Agreement, including an offset against funds payable to the Company by Route1 and Group Mobile pursuant to the Group Mobile Purchase Agreement. On August 13, 2018, the Company filed its Defence and Counterclaim, seeking the payment of such funds payable to the Company by Route1 and Group Mobile pursuant to the Group Mobile Purchase Agreement.

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

In the event that an action is brought against the Company or one of its subsidiaries, the Company will investigate the allegation and vigorously defend itself.

Intellectual Property

The Company is engaged in litigation related to certain of the intellectual property that it owns, for which no liability is recorded, as the Company does not expect a material negative outcome.

Note 14. Subsequent Events

On July 10, 2018, the Company named Janine Canale, who currently serves as the Company’s Controller and Principal Accounting Officer, to the additional post of Principal Financial Officer.

On August 14, 2018, the Company and each of the Investors entered into an Amendment Agreement to the Securities Purchase Agreement and the Secured Convertible Notes due November 16, 2019 (the “Notes”) whereby (i) the Company will, by August 15, 2018, make an initial payment of principal and interest on the Notes to the Investors in shares of the Company’s common stock priced at $0.17 per share of Common Stock (resulting in the issuance of an aggregate of 2,067,353 shares of the Company’s common stock) , and (ii) the Investors waived the Company’s obligation to make any payments of principal and interest for the months of September 2018 through December 2018; provided, however, that any of the Investors, individually and for itself only, can cause the Company to make up to three payments of principal and interest to such Investor in the form of shares of the Company’s common stock priced at $0.17 per share.

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

XpresSpa is a well-recognized airport spa brand with 57 locations, consisting of 52 domestic and 5 international locations as of June 30, 2018. It offers travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. For the six-month period ended June 30, 2018, approximately 84% of XpresSpa’s total revenue was generated by services, primarily massage and nailcare, and 16% was generated by retail products, primarily travel accessories.

In October 2017, we completed the sale of FLI Charge, Inc. (“FLI Charge”) and in March 2018, we completed the sale of Group Mobile Int’l LLC (“Group Mobile”). The results of operations for FLI Charge and Group Mobile are presented in the condensed consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations. The carrying amounts of assets and liabilities belonging to Group Mobile are presented in the condensed consolidated balance sheets as assets held for disposal and liabilities held for disposal, respectively, as of June 30, 2018 and December 31, 2017.

We own certain patent portfolios, which we look to monetize through sales and licensing agreements.

Q2 2018 Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Products and services revenue	$13,038,000	$12,927,000	$24,838,000	$23,911,000

Cost of sales
Labor	(6,490,000)	(5,783,000)	(12,700,000)	(11,092,000)
Occupancy	(2,160,000)	(1,983,000)	(4,220,000)	(3,754,000)
Products and other operating costs	(1,709,000)	(2,635,000)	(3,216,000)	(4,390,000)
Total cost of sales	(10,359,000)	(10,401,000)	(20,136,000)	(19,236,000)

Gross profit	2,679,000	2,526,000	4,702,000	4,675,000
Gross profit as a % of total revenue	20.5%	19.5%	18.9%	19.6%

Depreciation, amortization and impairment
Depreciation	(1,232,000)	(2,334,000)	(2,279,000)	(3,468,000)
Amortization	(611,000)	(597,000)	(1,217,000)	(1,189,000)
Goodwill impairment	—	—	(19,630,000)	—
Total depreciation, amortization and impairment	(1,843,000)	(2,931,000)	(23,126,000)	(4,657,000)

Total general and administrative expense	(3,904,000)	(3,864,000)	(8,500,000)	(8,857,000)

Other operating revenue and expense
Other operating revenue	—	—	800,000	100,000
Other operating expense	—	(118,000)	(64,000)	(217,000)
Total other operating revenue, net	—	(118,000)	736,000	(117,000)

Operating loss from continuing operations	(3,068,000)	(4,387,000)	(26,188,000)	(8,956,000)

Add:
Depreciation and amortization	1,843,000	2,931,000	3,496,000	4,657,000
Goodwill impairment	—	—	19,630,000	—
Merger and acquisition, integration, and one-time costs	605,000	310,000	605,000	836,000
Stock-based compensation expense	259,000	543,000	571,000	1,090,000

Adjusted EBITDA loss	$(361,000)	$(603,000)	$(1,886,000)	$(2,373,000)

We use GAAP and non-GAAP measurements to assess the trends in our business, including Adjusted EBITDA, a non-GAAP measure, which we define as earnings before interest, tax, depreciation and amortization expense, excluding merger and acquisition, integration and one-time costs and stock-based compensation.

Adjusted EBITDA is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. Reconciliations of operating loss for the three and six-month periods ended June 30, 2018 and June 30, 2017 to Adjusted EBITDA loss are presented in the tables above.

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

Results of Operations

Three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017

Revenue

	Three months ended June 30,
	2018	2017	Change
Revenue	$13,038,000	$12,927,000	$111,000

During the three-month period ended June 30, 2018, we recorded total revenue of $13,038,000, which represents an increase of $111,000 (or 0.9%) compared to the three-month period ended June 30, 2017. The increase in revenue was primarily attributable to the number of XpresSpa locations open during each of the three-month periods. There were 57 XpresSpa locations open as of June 30, 2018 compared to 52 locations open as of June 30, 2017. This increase was offset by a decrease in comparable store sales, which we define as current period sales from stores opened more than 12 months compared to those same stores’ sales in the prior year period. This decrease was largely due to airline reconfigurations and enplanement changes in three of our key terminals, which had a direct impact on traffic and ultimately revenues.

Cost of sales

	Three months ended June 30,
	2018	2017	Change
Cost of sales	$10,359,000	$10,519,000	$(160,000)

During the three-month period ended June 30, 2018, we recorded total cost of sales of $10,359,000, which represents a decrease of $160,000 (or 1.5%) compared to the three-month period ended June 30, 2017. This is consistent with the initiatives taken to streamline processes and reduce store-level costs which included reduced warehousing and shipping charges as we completed the transition of inventory sourcing to our strategic partner.

Included in cost of sales for the three-month period ended June 30, 2017 were intellectual property costs of $118,000, which included legal and consulting costs. There were no costs associated with intellectual property for the three-month period ended June 30, 2018.

Depreciation and amortization

	Three months ended June 30,
	2018	2017	Change
Depreciation and amortization	$1,843,000	$2,931,000	$(1,088,000)

During the three-month period ended June 30, 2018, depreciation and amortization expense totaled $1,843,000, which represents a decrease of $1,088,000 (or 37.1%), compared to the depreciation and amortization expense recorded during the three-month period ended June 30, 2017. The decrease was primarily due to the disposal of certain property and equipment during the second quarter of 2017 related to the decision by management to perform a complete renovation of our flagship JFK location. Upon management’s decision to complete the renovation, useful lives were revised to fully depreciate all remaining assets by the store close date. This resulted in an additional $1,100,000 of depreciation expense in the second quarter of 2017.

General and administrative

	Three months ended June 30,
	2018	2017	Change
General and administrative	$3,904,000	$3,864,000	$40,000

During the three-month period ended June 30, 2018, general and administrative expenses increased by $40,000 (or 1.0%) compared to the three-month period ended June 30, 2017. This increase was a result of the general and administrative costs associated with new store openings during the period, severance costs of $350,000, and one-time project costs of $255,000 related to the buildout and implementation of a business analytics tool. These increased general and administrative expenses were partially offset by streamlined processes at the corporate level to reduce administrative costs, as well as a reduction in stock-based compensation expense of $235,000 from $543,000 for the three-month period ended June 30, 2017 to $259,000 for the three-month period ended June 30, 2018.

Non-operating expense, net

	Three months ended June 30,
	2018	2017	Change
Non-operating expense, net	$184,000	$(226,000)	$410,000

Net non-operating expenses include interest expense, gain or loss on the revaluation of derivative warrant liabilities and other non-operating income and expenses.

During the three-month period ended June 30, 2018, we recorded net non-operating income of $184,000 compared to net non-operating expense of $226,000 recorded during the three-month period ended June 30, 2017.

For the three-month period ended June 30, 2018, we recorded interest expense of $183,000 related to XpresSpa’s credit agreement and secured promissory note (the “Debt”) with Rockmore Investment Master Fund Ltd. (“Rockmore”), amortization of debt issuance costs and interest on the Convertible Notes of $223,000, and other non-operating expenses of $308,000, which includes $107,000 of loss on impairment related to the cost method investment in Marathon. These non-operating expenses were wholly offset by a gain of $898,000 on the revaluation of the derivative warrant liabilities that is reported as non-operating income.

For the three-month period ended June 30, 2017, we recorded interest expense of $177,000 related to the Debt and other non-operating expenses of $182,000. This non-operating expense was partially offset by a gain of $133,000 on the revaluation of the derivative warrant liabilities.

Six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017

Revenue

	Six months ended June 30,
	2018	2017	Change
Revenue	$25,638,000	$24,011,000	$1,627,000

During the six-month period ended June 30, 2018, we recorded total revenue of $25,638,000, which represents an increase of $1,627,000 (or 6.8%) compared to the six-month period ended June 30, 2017. The increase in revenue was mainly due to the opening of new XpresSpa locations during the second half of fiscal 2017 and the first half of fiscal 2018, which resulted in a net increase of 5 new XpresSpa locations.

Additionally, during the six-month period ended June 30, 2018, we sold certain of our patents for $250,000 and shares of common stock in Marathon Patent Group, Inc. that were fair valued at $450,000. Also, in each six-month period ended June 30, 2018 and June 30, 2017, we entered into an executed confidential patent license agreement with a third-party for which we received a one-time lump sum payment of $100,000.

Cost of sales

	Six months ended June 30,
	2018	2017	Change
Cost of sales	$20,136,000	$19,453,000	$683,000

During the six-month period ended June 30, 2018, we recorded total cost of sales of $20,136,000, which represents an increase of $683,000 (or 3.5%) compared to the six-month period ended June 30, 2017. This is consistent with the increase in revenues, as we have experienced an increase in cost of sales associated with labor and occupancy due to the opening of new stores during the second half of 2017 and the first two quarters of fiscal 2018. As of June 30, 3018 we had 57 locations compared to 52 locations as of June 30, 2017.

Cost of sales is expected to grow over time as our revenues increase. We expect that total cost of sales as a percentage of revenues will decline gradually over time as a result of the store-level performance improvements which we continue to prioritize.

Depreciation and amortization

	Six months ended June 30,
	2018	2017	Change
Depreciation and amortization	$3,496,000	$4,657,000	$(1,161,000)

During the six-month period ended June 30, 2018, depreciation and amortization expense totaled $3,496,000, which represents a decrease of $1,161,000 (or 24.9%), compared to the depreciation and amortization expense recorded during the six-month period ended June 30, 2017. The decrease was primarily due to the disposal of certain property and equipment during the second quarter of 2017 related to the decision by management to perform a complete renovation of our flagship JFK location. Upon management’s decision to complete the renovation, useful lives were revised to fully depreciate all remaining assets by the store close date. This resulted in an additional $1,100,000 of depreciation expense in the second quarter of 2017.

Goodwill impairment

	Six months ended June 30,
	2018	2017	Change
Goodwill impairment	$19,630,000	$—	$19,630,000

During the six-month period ended June 30, 2018, we recorded $19,630,000 of goodwill impairment expense. There was no goodwill impairment recorded during the six-month period ended June 30, 2017.

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

These events were identified by our management as triggering events requiring that goodwill be tested for impairment as of March 31, 2018. In addition to our rebranding efforts to a pure-play health and wellness services company, our stock price continued to decline even after the announcement of the new Chief Executive Officer. As the stock price had not rebounded, we determined that the impairment related to the three-month period ended March 31, 2018.

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

General and administrative

	Six months ended June 30,
	2018	2017	Change
General and administrative	$8,500,000	$8,857,000	$(357,000)

During the six-month period ended June 30, 2018, general and administrative expenses decreased by $357,000 (or 4.0%) compared to the six-month period ended June 30, 2017. This decrease is a result of streamlined processes at the corporate level to reduce administrative costs, as well as a reduction in stock-based compensation expense of $519,000 from $1,090,000 for the six-month period ended June 30, 2017 to $571,000 for the six-month period ended June 30, 2018. The overall decrease in general and administrative expenses was partially offset by severance costs of $350,000 and one-time project costs of $255,000 related to the buildout and implementation of a business analytics tool, which we do not expect to recur in future periods.

Non-operating expense, net

	Six months ended June 30,
	2018	2017	Change
Non-operating expense, net	$(89,000)	$(301,000)	$212,000

Net non-operating expenses include interest expense, gain or loss on the revaluation of derivative warrant liabilities and other non-operating income and expenses.

During the six-month period ended June 30, 2018, we recorded net non-operating expense of $89,000 compared to net non-operating expense of $301,000 recorded during the six-month period ended June 30, 2017.

For the six-month period ended June 30, 2018, we recorded interest expense of $365,000 related to XpresSpa’s credit agreement and secured promissory note (the “Debt”) with Rockmore Investment Master Fund Ltd. (“Rockmore”), amortization of debt issuance costs of $223,000, and other non-operating expenses of $399,000, which includes $107,000 of loss on impairment related to the cost method investment in Marathon. These non-operating expenses were offset by a gain of $898,000 on the revaluation of the derivative warrant liabilities that is reported as non-operating income.

For the six-month period ended June 30, 2017, we recorded interest expense of $366,000 related to the Debt and other non-operating expenses of $94,000. This non-operating expense was partially offset by a gain of $159,000 on the revaluation of the derivative warrant liabilities.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new XpresSpa locations. As of June 30, 2018, we had cash and cash equivalents of $4,458,000. We hold significant portions of our cash balance in overseas accounts, totaling $1,232,000, which is not insured by the Federal Deposit Insurance Corporation (“FDIC”). If we were to distribute the amounts held overseas, we would need to follow an approval process as it is defined in our operating and partnership agreements, which may delay the availability of our cash to us.

During the six-month period ended June 30, 2018, we incurred $2,135,000 of capital expenditures, paid $309,000 in debt issuance costs associated with the Convertible Notes, paid $588,000 of interest on the Debt and amortization of debt issuance costs related to the Convertible Notes, distributed $1,140,000 to noncontrolling interests and spent $3,290,000 on our operations. This was offset by the receipt of $250,000 from the sale of patents in January 2018 and the receipt of $800,000 from a note receivable that was paid in full in February 2018, as well as the receipt of $4,350,000 in gross proceeds from the issuance of Convertible Notes in May 2018. We expect to utilize our cash and cash equivalents, along with cash flows from operations, to provide capital to support the growth of our business, primarily through opening new XpresSpa locations, maintaining our existing XpresSpa locations and supporting corporate functions. As of June 30, 2018, we had approximately $4,458,000 of cash and cash equivalents, $1,668,000 of inventory and prepaid expenses and $109,000 of assets held for disposal, which amount to total current assets of $6,235,000. Our total current liabilities balance, which includes accounts payable, accrued expenses, and the current portion of Convertible Notes, was $9,873,000 as of June 30, 2018. Included in total current liabilities is $1,754,000 of convertible notes classified as short-term for which principal repayments may be made in our common stock at our election. In addition, included in total current liabilities is approximately $1,762,000 which relates to obligations that will not settle in cash, and an additional $465,000 of liabilities that are not expected to settle in the next twelve months.

On May 15, 2018, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which we agreed to sell up to (i) an aggregate principal amount of $4,438,000 in 5% Secured Convertible Notes due on November 16, 2019, which includes $88,000 to be issued to Palladium Capital Advisors as Placement Agent (the “Convertible Notes”), convertible into shares of our common stock, par value $0.01 per share (the “Common Stock”) at a conversion price of $0.62 per share, (ii) Class A Warrants (the “Class A Warrants”) to purchase 7,157,259 shares of Common Stock at an exercise price of $0.62 per share and (iii) Class B Warrants (the “Class B Warrants,” and together with the Class A Warrants, the “Warrants”) to purchase 3,578,630 shares of Common Stock at an exercise price of $0.62 per share. The Convertible Notes bear interest at a rate of 5% per annum. The Convertible Notes are senior secured obligations of ours and are secured by certain of our personal property. Unless earlier converted or redeemed, the Convertible Notes will mature on November 16, 2019. The transaction closed on May 17, 2018, at which time we received $4,350,000 in gross proceeds from the Investors.

The principal amount of the outstanding Convertible Notes is to be repaid monthly in the amount of approximately $296,000, beginning on September 17, 2018, and we may make such payments and related interest payments in cash or, subject to certain conditions, in registered shares of our common stock (or a combination thereof), at our election. If we choose to repay the Convertible Notes in shares of our common stock, the shares will be issued at a 10% discount to the volume weighted average price of our common stock for the five (5) trading days commencing eight (8) days prior to the relevant repayment date and ending on the fourth (4th) trading day prior to such repayment date, subject to a minimum floor price of not less than 20% of the conversion price of the Convertible Notes on the issue date. We may also repay the Convertible Notes in advance of the maturity schedule subject to early repayment penalties of 15%.

Our management believes that our current cash balance, cash to be provided by future operating activities, and cash proceeds from the anticipated liquidation of certain investments, will be sufficient to fund our planned operations and pay our liabilities as they become due, including scheduled Convertible Note principal repayments for at least the next twelve months. At our election, principal repayments of the Convertible Notes may be made in cash or, subject to certain conditions, in registered shares of our common stock. In addition, we have access to additional sources of financing and may attempt to renegotiate terms of various contracts.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding legal proceedings, see Note 12 “Commitments and Contingencies” in our notes to the condensed consolidated financial statements included in “Item 1. Financial Statements.”

Item 1A.	Risk Factors.

Other than as set forth below, there have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

Our business and financial condition could be constrained by XpresSpa’s outstanding debt, and/or failure to make payments on XpresSpa’s outstanding debt.

XpresSpa is obligated under the Senior Secured Note payable to Rockmore Investment Master Fund Ltd. (“Rockmore”), a related party, which has an outstanding balance of $6,500,000, with a maturity date of December 31, 2019. The Senior Secured Note accrues interest of 11.24% per annum. XpresSpa is obligated to make periodic payments on such debt obligations to each debtholder. While we do not anticipate failing to make any such debt payments, the failure to do so may result in the default of loan obligations, leading to financial and operational hardship. In addition, XpresSpa has granted Rockmore a security interest in all of its tangible and intangible personal property to secure its obligations under the Senior Secured Note. The Senior Secured Note is an outstanding obligation of XpresSpa but is guaranteed by us.

Our business and financial condition could be constrained by our outstanding debt, failure to make payments on such outstanding debt, and/or failure to obtain shareholder approval for the issuance of shares of our common stock related to such debt.

We are obligated under the Convertible Notes issued to the Investors pursuant to the Securities Purchase Agreement, which collectively have an outstanding balance of approximately $4,350,000, with maturity dates of November 16, 2019 and which accrue interest at an annual rate of 5%. We are obligated to make periodic payments on such debt obligations to each debtholder; and we can elect to make such payments either in cash or in stock. If our shareholders fail to approve our proposal to issue new shares of our common stock, the issuance of which has been proposed to be voted upon by our shareholders at our upcoming annual meeting, we would be forced to make such payments in cash. While we do not anticipate failing to make any such debt payments, the failure to do so may result in the default of loan obligations, leading to financial and operational hardship. In addition, we have granted a security interest to the Investors in all of our tangible and intangible personal property to secure our obligations under the Convertible Notes issued to the Investors pursuant to the Securities Purchase Agreement.

Our transition to a new management team may cause temporary inefficiency.

We have recently experienced transition in our management team, and expect to continue to experience such transition as we recruit new talent and continue to onboard existing managers into new roles. Such transition may lead to temporary operational inefficiencies as certain individuals assume an increased and/or different scope of responsibility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On August 14, 2018, the Company and each of the Investors entered into an Amendment Agreement to the Securities Purchase Agreement and the Secured Convertible Notes due November 16, 2019 (the “Notes”) whereby (i) the Company will, by August 15, 2018, make an initial payment of principal and interest on the Notes to the Investors in shares of the Company’s common stock priced at $0.17 per share of Common Stock (resulting in the issuance of an aggregate of 2,067,353 shares of the Company’s common stock) , and (ii) the Investors waived the Company’s obligation to make any payments of principal and interest for the months of September 2018 through December 2018; provided, however, that any of the Investors, individually and for itself only, can cause the Company to make up to three payments of principal and interest to such Investor in the form of shares of the Company’s common stock priced at $0.17 per share.

Item 6.	Exhibits.

Exhibit No.	Description

4.1*	Form of Amendment Agreement to Secured Convertible Note Due November 16, 2019

10.1*	Separation agreement dated as of June 19, 2018, by and between XpresSpa Group, Inc. and Anastasia Nyrkovskaya.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August 2018.

XpresSpa Group, Inc.

By:	/s/ EDWARD JANKOWSKI
Edward Jankowski
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JANINE CANALE
Janine Canale
Controller
(Principal Financial and Accounting Officer)