Form 10-Q
period 2018-09-30
XpresSpa Group, Inc.
filed 2018-11-14
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

As of November 9, 2018, 34,546,518 shares of the registrant’s common stock were outstanding.

XpresSpa Group, Inc. and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2018 (Unaudited)	December 31, 2017
Current assets
Cash and cash equivalents	$2,525	$6,368
Inventory	802	1,159
Other current assets	591	2,120
Assets held for disposal	109	6,446
Total current assets	4,027	16,093

Restricted cash	487	487
Property and equipment, net	15,005	15,797
Intangible assets, net	9,789	11,547
Goodwill	—	19,630
Other assets	3,356	1,686
Total assets	$32,664	$65,240

Current liabilities
Accounts payable, accrued expenses and other current liabilities	$7,641	$8,736
Convertible notes, net	1,610	—
Liabilities held for disposal	40	3,761
Total current liabilities	9,291	12,497

Debt	6,500	6,500
Convertible notes, net	398	—
Derivative warrant liabilities	455	34
Other liabilities	265	370
Total liabilities	16,909	19,401
Commitments and contingencies (see Note 13)

Stockholders’ equity
Series A Convertible Preferred stock, $0.01 par value per share; 6,968 shares authorized; 6,968 issued and none outstanding	—	—
Series B Convertible Preferred stock, $0.01 par value per share; 1,609,167 shares authorized; 1,609,167 issued and none outstanding	—	—
Series C Junior Preferred stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	—	—
Series D Convertible Preferred Stock, $0.01 par value per share; 500,000 shares authorized; 475,208 shares issued and 420,541 shares outstanding with a liquidation value of $20,186	4	4
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 31,919,511 and 26,545,690 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	319	265
Additional paid-in capital	291,989	290,396
Accumulated deficit	(280,351)	(249,708)
Accumulated other comprehensive loss	(279)	(74)
Total stockholders’ equity attributable to the Company	11,682	40,883
Noncontrolling interests	4,073	4,956
Total stockholders’ equity	15,755	45,839
Total liabilities and stockholders’ equity	$32,664	$65,240

The accompanying notes form an integral part of these condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue
Products and services	$12,922	$12,652	$37,760	$36,563
Other	—	200	800	300
Total revenue	12,922	12,852	38,560	36,863

Cost of sales
Labor	5,997	7,086	18,697	18,178
Occupancy	1,996	1,950	6,216	5,704
Products and other operating costs	1,992	1,437	5,208	6,044
Total cost of sales	9,985	10,473	30,121	29,926
Depreciation and amortization	1,879	1,722	5,375	6,379
Goodwill impairment	—	—	19,630	—
General and administrative*	3,943	4,180	12,443	13,037
Total operating expenses	15,807	16,375	67,569	49,342
Operating loss from continuing operations	(2,885)	(3,523)	(29,009)	(12,479)
Interest expense	(624)	(183)	(1,212)	(549)
Other non-operating income (expense), net	378	(82)	877	(17)
Loss from continuing operations before income taxes	(3,131)	(3,788)	(29,344)	(13,045)
Income tax benefit (expense)	66	(57)	198	(284)
Consolidated net loss from continuing operations	(3,065)	(3,845)	(29,146)	(13,329)
Loss from discontinued operations before income taxes*	—	(699)	(1,115)	(4,474)
Income tax benefit (expense)	—	—	—	—
Consolidated net loss from discontinued operations	—	(699)	(1,115)	(4,474)
Consolidated net loss	(3,065)	(4,544)	(30,261)	(17,803)
Net income attributable to noncontrolling interests	(122)	(153)	(382)	(329)
Net loss attributable to the Company	$(3,187)	$(4,697)	$(30,643)	$(18,132)

Consolidated net loss from continuing operations	$(3,065)	$(3,845)	$(29,146)	$(13,329)
Other comprehensive income (loss) from continuing operations	(3)	31	(205)	(120)
Comprehensive loss from continuing operations	(3,068)	(3,814)	(29,351)	(13,449)
Consolidated net loss from discontinued operations	—	(699)	(1,115)	(4,474)
Other comprehensive loss from discontinued operations	—	—	—	—
Comprehensive loss from discontinued operations	—	(699)	(1,115)	(4,474)
Comprehensive loss	$(3,068)	$(4,513)	$(30,466)	$(17,923)

Loss per share
Loss per share from continuing operations	$(0.11)	$(0.16)	$(1.08)	$(0.65)
Loss per share from discontinued operations	—	(0.04)	(0.04)	(0.22)
Total basic and diluted net loss per share	$(0.11)	$(0.20)	$(1.12)	$(0.87)
Weighted-average number of shares outstanding during the period:
Basic	28,352,284	24,144,002	27,268,792	20,852,034
Diluted	28,352,284	24,144,002	27,268,792	20,852,034

*Includes stock-based compensation expense, as follows:
General and administrative	$194	$662	$765	$1,752
Discontinued operations	—	44	—	427
Total stock-based compensation expense	$194	$706	$765	$2,179

The accompanying notes form an integral part of these condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Preferred stock	Common stock	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Company equity	Non- controlling interest	Total equity
December 31, 2017	$4	$265	$290,396	$(249,708)	$(74)	$40,883	$4,956	$45,839
Vesting of restricted stock units (“RSUs”)	—	6	(6)	—	—	—	—	—
Issuance of equity warrants	—	—	64	—	—	64	—	64
Issuance of common stock for repayment of debt and interest	—	48	770	—	—	818	—	818
Stock-based compensation	—	—	765	—	—	765	—	765
Net loss for the period	—	—	—	(30,643)	—	(30,643)	382	(30,261)
Foreign currency translation	—	—	—	—	(205)	(205)	—	(205)
Contributions from noncontrolling interests	—	—	—	—	—	—	119	119
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,384)	(1,384)
September 30, 2018	$4	$319	$291,989	$(280,351)	$(279)	$11,682	$4,073	$15,755

	Preferred stock	Common stock	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Company equity	Non- controlling interest	Total equity
December 31, 2016	$5	$183	$280,221	$(220,868)	$(13)	$59,528	$4,641	$64,169
Issuance of common stock for services	—	—	20	—	—	20	—	20
Issuance of common stock for acquisition of Excalibur	—	9	1,800	—	—	1,809	—	1,809
Net proceeds from sale and issuance of shares of common stock in public offering	—	69	6,515	—	—	6,584	—	6,584
Decrease in shares of preferred stock issued to XpresSpa sellers	—	—	(908)	—	—	(908)	—	(908)
Conversion of preferred stock to common stock	(1)	4	(4)	—	—	(1)	—	(1)
Stock-based compensation	—	—	2,179	—	—	2,179	—	2,179
Net loss for the period	—	—	—	(18,132)	—	(18,132)	329	(17,803)
Foreign currency translation	—	—	—	—	(120)	(120)	—	(120)
Contributions from noncontrolling interests	—	—	—	—	—	—	272	272
Distributions to noncontrolling interests	—	—	—	—	—	—	(365)	(365)
September 30, 2017	$4	$265	$289,823	$(239,000)	$(133)	$50,959	$4,877	$55,836

The accompanying notes form an integral part of these condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Consolidated net loss	$(30,261)	$(17,803)
Consolidated net loss from discontinued operations	(1,115)	(4,474)
Consolidated net loss from continuing operations	(29,146)	(13,329)
Adjustments to reconcile consolidated net loss from continuing operations to net cash used in operating activities:
Items not affecting cash flows
Depreciation and amortization	5,375	6,379
Goodwill impairment	19,630	—
Stock-based compensation	765	1,752
Issuance of shares of common stock	—	1,829
Issuance of shares of common stock for repayment of debt and interest	169	—
Issuance of equity warrants	64	—
Gain on disposal of asset	—	(148)
Amortization of debt discount and debt issuance costs	589	—
Change in fair value of derivative warrant liabilities – May 2015	(33)	(207)
Change in fair value of derivative warrant liabilities – May 2018	(1,508)	—
Conversion of shares of preferred stock to shares of common stock	—	(1)
Contingent liability assumed from acquisition	—	(316)
Gain on the sale of patents	(450)	—
Changes in assets and liabilities
Decrease in inventory	357	967
Decrease (increase) in other current assets and other assets	(741)	1,229
Decrease in accounts payable, accrued expenses and other current liabilities	(1,095)	(4,189)
Increase in other liabilities	(105)	791
Net cash used in operating activities – continuing operations	(6,129)	(5,243)
Net cash provided by (used in) operating activities – discontinued operations	1,501	(5,716)
Net cash used in operating activities	(4,628)	(10,959)
Cash flows from investing activities
Acquisition of property and equipment	(2,682)	(1,970)
Acquisition of software	(143)	(331)
Proceeds from the sale of patents	250	150
Cash received from note receivable	800	—
Net cash used in investing activities – continuing operations	(1,775)	(2,151)
Net cash used in investing activities – discontinued operations	—	(738)
Net cash used in investing activities	(1,775)	(2,889)
Cash flows provided by (used in) financing activities
Proceeds from convertible notes and warrants	4,350	—
Debt issuance costs	(320)	—
Net proceeds from sale and issuance of shares of common stock in public offering	—	6,584
Contributions from noncontrolling interests	119	272
Distributions to noncontrolling interests	(1,384)	(365)
Net cash provided by (used in) financing activities – continuing operations	2,765	6,491
Net cash used in financing activities – discontinued operations	—	(361)
Net cash provided by (used in) financing activities	2,765	6,130
Effect of exchange rate changes and foreign currency translation	(205)	(120)
Decrease in cash and cash equivalents	(3,843)	(7,838)
Cash and cash equivalents at beginning of period	6,368	17,910
Cash and cash equivalents at end of period	$2,525	$10,072
Cash paid during the period for
Interest	$580	$580
Non-cash investing and financing transactions
Non-cash acquisition of cost method investment	$2,075	$—
Debt discount related to issuance of convertible notes	$1,962	$—
Issuance of common stock to repay $649 of debt and interest	$818	$—

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

As a result of the transition to a pure-play health and wellness services company, the Company currently has one operating segment that is also its sole reporting unit, XpresSpa, a leading airport retailer of spa services. XpresSpa is a well-recognized airport spa brand with 57 locations, consisting of 52 domestic and 5 international locations as of September 30, 2018. XpresSpa offers travelers premium spa services, including massage, nail and skin care, as well as spa and travel products.

In October 2017, the Company completed the sale of FLI Charge, Inc. (“FLI Charge”) and, in March 2018, the Company completed the sale of Group Mobile Int’l LLC (“Group Mobile”). These two entities formerly comprised the Company’s technology operating segment, which was discontinued following the disposition of Group Mobile. The results of operations for FLI Charge and Group Mobile are presented in the condensed consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations. The carrying amounts of assets and liabilities belonging to Group Mobile are presented in the condensed consolidated balance sheets as assets held for disposal and liabilities held for disposal, respectively, as of September 30, 2018 and December 31, 2017.

The Company owns certain patent portfolios, which it looks to monetize through sales and licensing agreements. During the nine-month period ended September 30, 2018, the Company determined that its former intellectual property operating segment would no longer be an area of focus and, as such, will no longer operate as a separate operating segment, as it is not expected to generate any material revenues or operating costs.

On May 15, 2018, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to sell up to (i) an aggregate principal amount of $4,438 in 5% Secured Convertible Notes due November 16, 2019, which included $88 issued to Palladium Capital Advisors as Placement Agent (the “Convertible Notes”), convertible into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at a conversion price of $0.62 per share, (ii) Class A Warrants (the “Class A Warrants”) to purchase 7,157,259 shares of Common Stock at an exercise price of $0.62 per share and (iii) Class B Warrants (the “Class B Warrants,” and together with the Class A Warrants, the “Warrants”) to purchase 3,578,630 shares of Common Stock at an exercise price of $0.62 per share. The Convertible Notes bear interest at a rate of 5% per annum. The Convertible Notes are senior secured obligations of the Company and are secured by certain of its personal property. Unless earlier converted or redeemed, the Convertible Notes will mature on November 16, 2019. The transaction closed on May 17, 2018, at which time the Company received $4,350 in gross proceeds from the Investors.

On August 14, 2018, the Company and each of the Investors entered into an Amendment Agreement (“Amendment Agreement”) whereby the initial monthly principal repayment and accrued interest due on the Convertible Notes of $351 was settled in 2,067 shares of Common Stock on August 15, 2018. All other material terms of the Securities Purchase Agreement remained unchanged. During the three-month period ended September 30, 2018, several of the Investors converted their monthly principal payments and accrued interest due on the Convertible Notes into shares of Common Stock pursuant to the Amendment Agreement, resulting in the issuance of an additional 2,737 shares of Common Stock.

As of September 30, 2018, the Company’s current assets were $4,027, which included cash and cash equivalents of $2,525. The Company’s current liabilities were $9,291 as of September 30, 2018, which included $1,610 of convertible notes classified as short-term for which principal repayments may be made in Common Stock at the Company’s election. In addition, included in total current liabilities is approximately $1,661 which relates to obligations that will not settle in cash, and an additional $465 of liabilities that are not expected to settle in the next twelve months.

On November 12, 2018, the Company entered into a Product Sale and Marketing Agreement (the “Collaboration Agreement”) with Calm.com, Inc. (“Calm”) primarily related to the display, marketing, promotion, offer for sale and sale of Calm’s products in each of the Company’s branded stores throughout the United States. The Collaboration Agreement resulted in an initial investment by Calm of $2,000 in Series E Preferred Stock, convertible into shares of Common Stock at $0.62 per share, which was received upon the closing of the transaction.

The Company’s management believes that its current cash balance, cash provided from the Calm Collaboration Agreement, cash to be provided by future operating activities, and cash proceeds from the anticipated liquidation of certain investments, will be sufficient to fund its planned operations and pay its liabilities as they become due for at least the next twelve months following the filing date of these financial statements. At the Company’s election, principal repayments of the Convertible Notes may be made in cash or, subject to certain conditions, in registered shares of Common Stock. In addition, the Company has access to additional sources of financing and may attempt to renegotiate terms of various contracts.

Note 2. Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company, and all entities in which the Company has a controlling financial interest. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three- and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include the Company’s intangible assets, investments classified as other assets, the useful lives of the Company’s intangible assets, the valuation of the Company’s derivative warrant liabilities, the valuation of stock-based compensation, deferred tax assets and liabilities, income tax uncertainties, and other contingencies.

(c) Cash and cash equivalents

The Company maintains cash in checking accounts with financial institutions. The Company has established guidelines relating to diversification and maturities of its investments in order to minimize credit risk and maintain high liquidity of funds. Cash equivalents include amounts due from third-party financial institutions for credit and debit card transactions. These items typically settle in less than five days. As of September 30, 2018, the Company held significant portions of its cash balance in overseas accounts, totaling $1,081, which is not insured by the Federal Deposit Insurance Corporation (“FDIC”). If the Company were to distribute the amounts held overseas, the Company would need to follow an approval process as defined in its operating and partnership agreements, which may delay the availability of cash to the Company.

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

(g) Fair value measurements

The Company measures fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures. FASB ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received by selling an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, FASB ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

(h) Recently issued accounting pronouncements

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606)

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

ASU No. 2016-02, Leases (Topic 842)

This standard provides new guidance related to accounting for leases and supersedes GAAP on lease accounting with the intent to increase transparency. This standard requires operating leases to be recorded on the balance sheet as assets and liabilities and requires disclosure of key information about leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations and comprehensive loss. The adoption will require a modified retrospective approach as of the beginning of the earliest period presented. The new standard is effective for the fiscal year beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its condensed consolidated financial statements, and expects that it will result in a significant increase in its long-term assets and liabilities.

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

ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

This standard provides guidance on the reclassification of certain tax effects from accumulated other comprehensive income to retained earnings in the period in which the effects of the change in the United States federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. The new standard is effective for the fiscal year beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

ASU No. 2018-11, Leases (Topic 842): Targeted Improvements

This standard provides an optional transition method to adopt the new leases standard in Topic 842 which permits the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments do not change the existing disclosure requirements in Topic 840. The new standard is effective for the fiscal year beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of the adoption on its condensed consolidated financial statements, and expects that it will result in an adjustment to the opening balance of retained earnings in the period of adoption.

ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

This amendment provides updates to the disclosure requirements on fair value measures in Topic 820 which includes the changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements, the option of additional quantitative information surrounding unobservable inputs and the elimination of disclosures around the valuation processes for Level 3 measurements. The new standard is effective for the fiscal year beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

(i) Reclassification

Certain balances have been reclassified to conform to presentation requirements, including the presentation of discontinued operations and the consistent presentation of the allocation of cost of sales and general and administrative expenses between store locations and corporate in the condensed consolidated statements of operations and comprehensive loss.

Note 3. Net Loss per Share of Common Stock

The table below presents the computation of basic and diluted net loss per share of Common Stock:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic and diluted numerator:
Net loss from continuing operations attributable to shares of common stock	$(3,187)	$(3,998)	$(29,528)	$(13,658)
Net loss from discontinued operations attributable to shares of common stock	-	(699)	(1,115)	(4,474)
Net loss attributable to the Company	$(3,187)	$(4,697)	$(30,643)	$(18,132)
Basic and diluted denominator:
Basic shares of common stock outstanding	28,352,284	24,144,002	27,268,792	20,852,034

Basic loss per share of common stock from continuing operations	$(0.11)	$(0.16)	$(1.08)	$(0.65)
Basic loss per share of common stock from discontinued operations	-	(0.04)	(0.04)	(0.22)
Basic and diluted net loss per share of common stock	$(0.11)	$(0.20)	$(1.12)	$(0.87)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options to purchase an equal number of shares of common stock of the Company	2,285,000	4,876,899	2,285,000	4,876,899
Unvested RSUs to issue an equal number of shares of common stock of the Company	455,000	365,565	455,000	365,565
Warrants to purchase an equal number of shares of common stock of the Company	14,073,390	3,087,500	14,073,390	3,087,500
Preferred stock on an as converted basis	3,364,328	3,439,587	3,364,328	3,620,626
Convertible notes on an as converted basis	4,350,000	—	4,350,000	—
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share	24,527,718	11,769,551	24,527,718	11,950,590

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

Based on the estimated fair value of goodwill, the Company recorded an impairment charge of $19,630, to reduce the carrying value of goodwill to its fair value, which was determined to be zero. This impairment charge is included in goodwill impairment in the condensed consolidated statements of operations and comprehensive loss for the nine-month period ended September 30, 2018.

The fair value measurement of goodwill was classified within Level 3 of the fair value hierarchy because the income approach was used, which utilizes significant inputs that are unobservable in the market. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date.

Note 5. Other Assets

Other assets in the condensed consolidated balance sheets are comprised of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Cost method investments	$2,502	$834
Lease deposits	854	852
Other assets	$3,356	$1,686

As of September 30, 2018, the Company’s other assets included:

•	$1,625 cost method investment in Route1 Inc. (“Route1”), which the Company received from the disposition of Group Mobile in March 2018;

•	$787 cost method investment in InfoMedia Services Limited (“InfoMedia”), which the Company acquired in 2014;

•	$43 cost method investment in Marathon Patent Group, Inc. (“Marathon”), which the Company acquired in January 2018 with an acquisition date fair value of $450. Based on the Company’s evaluation of the investment, it was determined that certain unrealized losses represented an other-than-temporary impairment as of September 30, 2018 and the Company recognized an impairment charge of $26 and $133 for the three- and nine-month periods ended September 30, 2018, equal to the excess of carrying value over fair value. During the three-month period ended September 30, 2018, the Company sold 200,046 shares of Marathon common stock, with a carrying value of $274, for net proceeds of $193;

•	$47 cost method investment in FLI Charge, which the Company received from the disposition of FLI Charge in October 2017; and

•	$854 deposits made pursuant to various lease agreements, which will be returned to the Company at the end of the leases.

Note 6. Segment Information

As a result of the Company’s transition to a pure-play health and wellness services company, it currently has one operating segment that is also its sole reporting unit, XpresSpa.

The Company currently operates in two geographical segments: the United States and all other countries. The following table represents the geographical revenue and segment operating loss for the three- and nine-month periods ended September 30, 2018 and 2017 and total asset information as of September 30, 2018 and December 31, 2017. There were no concentrations of geographical revenue, segment operating loss or total assets related to any single foreign country that were material to the Company’s condensed consolidated financial statements.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue
United States	$11,516	$11,349	$34,513	$32,982
All other countries	1,406	1,503	4,047	3,881
Total revenue	12,922	12,852	38,560	36,863

Cost of sales
United States	9,056	9,637	27,524	27,588
All other countries	929	836	2,597	2,338
Total cost of sales	9,985	10,473	30,121	29,926

Segment operating income (loss)
United States	(3,095)	(4,052)	(29,470)	(13,704)
All other countries	210	529	461	1,225
Operating loss from continuing operations	(2,885)	(3,523)	(29,009)	(12,479)
Other non-operating expense, net	(246)	(265)	(335)	(566)
Loss from continuing operations before income taxes	$(3,131)	$(3,788)	$(29,344)	$(13,045)

	September 30, 2018	December 31, 2017
Assets
United States	$29,878	$55,152
All other countries	2,677	3,642
Assets held for disposal	109	6,446
Total assets	$32,664	$65,240

Note 7. Fair Value Measurements

Derivative Warrant Liabilities

The following table presents the placement in the fair value hierarchy of derivative warrant liabilities measured at fair value on a recurring basis as of September 30, 2018, May 17, 2018 and December 31, 2017:

May 2015 Warrants

		Fair value measurement at reporting date using
	Balance	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2018:	$1	$—	$—	$1

December 31, 2017:	$34	$—	$—	$34

May 2018 Warrants

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
September 30,2018:
A Warrants	$455	$—	$—	$455
B Warrants	—	—	—	—
Total	$455	$—	$—	$455

May 17, 2018:
A Warrants	$1,827	$—	$—	$1,827
B Warrants	135	—	—	135
Total	$1,962	$—	$—	$1,962

The Company measures its derivative warrant liabilities at fair value. The derivative warrant liabilities were classified within Level 3 because they were valued using the Black-Scholes-Merton model, which utilizes significant inputs that are unobservable in the market. These derivative warrant liabilities were initially measured at fair value and are marked to market at each balance sheet date. The derivative warrant liabilities are recorded as derivative warrant liabilities in the condensed consolidated balance sheets and the revaluation of the derivative warrants liabilities is included in other non-operating income (expense) in the condensed consolidated statements of operations and comprehensive loss.

In addition to the above, the Company’s financial instruments as of September 30, 2018 and December 31, 2017 consisted of cash and cash equivalents, trade and loan receivables, inventory, accounts payable and other current liabilities. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

The following table summarizes the changes in the Company’s derivative warrant liabilities measured at fair value using significant unobservable inputs (Level 3) during the three- and nine-month periods ended September 30, 2018:

December 31, 2017	$34
Issuance of warrants May 17, 2018	1,962
Decrease in fair value of the derivative warrant liabilities	(1,541)
September 30, 2018	$455

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities falls within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

May 2015 Warrants

September 30, 2018:

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities	Black-Scholes-Merton	Volatility	70.37%
		Risk-free interest rate	2.72%
		Expected term, in years	1.59
		Dividend yield	0.00%

December 31, 2017:

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities	Black-Scholes-Merton	Volatility	39.64%
		Risk-free interest rate	1.88%
		Expected term, in years	2.34
		Dividend yield	0.00%

May 2018 Warrants

September 30, 2018:

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities – A Warrants	Black-Scholes-Merton	Volatility	70.93%
		Risk-free interest rate	2.96%
		Expected term, in years	4.63
		Dividend yield	0.00%

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities – B Warrants	Black-Scholes-Merton	Volatility	113.31%
		Risk-free interest rate	1.91%
		Expected term, in years	0.12
		Dividend yield	0.00%

May 17, 2018:

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities – A Warrants	Black-Scholes-Merton	Volatility	71.13%
		Risk-free interest rate	2.98%
		Expected term, in years	5.00
		Dividend yield	0.00%

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities – B Warrants	Black-Scholes-Merton	Volatility	72.88%
		Risk-free interest rate	1.99%
		Expected term, in years	0.50
		Dividend yield	0.00%

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

Generally, an increase in the market price of the Company’s shares of Common Stock, an increase in the volatility of the Company’s shares of Common Stock, and an increase in the remaining term of the derivative warrant liabilities would each result in a directionally similar change in the estimated fair value of the Company’s derivative warrant liabilities. Such changes would increase the associated liability while decreases in these assumptions would decrease the associated liability. An increase in the risk-free interest rate or a decrease in the differential between the derivative warrant liabilities’ exercise price and the market price of the Company’s shares of Common Stock would result in a decrease in the estimated fair value measurement and thus a decrease in the associated liability. The Company has not declared, and does not plan to declare, dividends on its Common Stock, and as such, there is no change in the estimated fair value of the derivative warrant liabilities due to the dividend assumption.

Marathon Common Stock

On January 11, 2018 (the “Transaction Date”), the Company entered into a Patent Rights Purchase and Assignment Agreement (the “Agreement”) with Crypto Currency Patent Holding Company LLC (the “Buyer”) and its parent company, Marathon, pursuant to which the Buyer agreed to purchase certain of the Company’s patents. As consideration for the patents, the Buyer paid $250 and Marathon issued 250,000 shares of Marathon common stock (the “Marathon Common Stock”) to the Company. The Marathon Common Stock was subject to a lockup period (the “Lockup Period”) which commenced on the Transaction Date and ended on July 11, 2018, subject to a leak-out provision.

The Marathon Common Stock is recognized as a cost method investment and, as such, was required to be measured at cost on the date of acquisition, which, as of the Transaction Date, approximated fair value. The following table presents the placement in the fair value hierarchy of the Marathon Common Stock measured at fair value on a nonrecurring basis as of the Transaction Date:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
January 11, 2018	$450	$—	$450	$—

September 30, 2018	$43	$43	$—	$—

The fair value of the Marathon Common Stock was estimated by multiplying the number of shares as they become tradeable by the price per share as of the Transaction Date, information that falls within Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets; however, due to the fact that the Marathon Common Stock was restricted during the Lockup Period, the Company applied a discount on the lack of marketability to estimate the fair value at the measurement date, which is a significant other observable input resulting in placement in Level 2 of the fair value hierarchy. The fair value of the consideration as of the Transaction Date was determined to be $450. Based on the Company’s evaluation of the investment, it was determined that certain unrealized losses represented an other-than-temporary impairment as of September 30, 2018 and the Company recognized an impairment charge of $26 and $133 for the three and nine months ended September 30, 2018, equal to the excess of carrying value over fair value. The fair value of the remaining Marathon Common Stock held as of September 30, 2018 was determined to be $43, which is included in other assets in the condensed consolidated balance sheet as of September 30, 2018.

On July 11, 2018, the Lockup Period concluded and the Company was permitted to begin trading the Marathon Common Stock, subject to a leak-out provision whereby the shares were released from lockup in equal increments over a twenty-day period. As of September 30, 2018, the remaining 49,954 shares of Marathon Common Stock were no longer restricted pursuant to the Lockup Period and leak-out provision, and the Company determined that the investments are classified within Level 1 of the fair value hierarchy.

During the three-month period ended September 30, 2018, the Company sold 200,046 shares of Marathon common stock, with a carrying value of $274, for net proceeds of $193.

The following table summarizes the changes in the Company’s investment in Marathon Common Stock, measured at fair value using significant other observable inputs (Level 2) as of Transaction Date and measured at fair value using quoted prices in active markets for identical assets (Level 1) during the three- and nine-month periods ended September 30, 2018:

January 11, 2018	$450
Carrying value of Marathon Common Stock sold	(274)
Decrease in fair value of the Marathon Common Stock	(133)
September 30, 2018	$43

Other Fair Value Measurements

The Company is also required to measure the fair value of the contingent consideration it assumed following the acquisition of Excalibur Integrated Systems, Inc. (“Excalibur”) on February 2, 2017 on a recurring basis. The Company determined that there was no change in the fair value of the contingent consideration of $316 between December 31, 2017 and September 30, 2018. Although the Company disposed of Excalibur as part of the Group Mobile disposition, the contingent consideration remained due to the remnant of the earn-out provision due to the former stockholders of Excalibur, which is what first led to the recognition of a contingent consideration upon the acquisition of Excalibur. The contingent consideration is included in other liabilities in the condensed consolidated balance sheets.

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

Note 8. Stock-Based Compensation

As of September 30, 2018, 3,358,470 shares of the Company’s Common Stock were available for future grants under the Company’s 2012 Employee, Director and Consultant Equity Incentive Plan. Total stock-based compensation expense for the three-month periods ended September 30, 2018 and 2017 was $194 and $706, respectively, the latter of which included stock-based compensation expense of $44 included in discontinued operations. Total stock-based compensation expense for the nine-month periods ended September 30, 2018 and 2017 was $765 and $2,179, respectively, the latter of which included stock-based compensation expense of $427 included in discontinued operations.

The following table summarizes the RSUs granted to employees and consultants during the nine-month period ended September 30, 2018.

Grant date	No. of RSUs	Fair market value at grant date	Vesting term
February 28, 2018	53,408	$0.94	Vesting immediately upon grant
April 19, 2018	150,000	$0.60	Vesting immediately upon grant
May 15, 2018	465,000	$0.60	Over one year, vesting on one-year anniversary of grant date

No options were granted during the nine-month period ended September 30, 2018.

The activity related to RSUs and stock options during the nine-month period ended September 30, 2018 consisted of the following:

	RSUs		Options
	No. of RSUs	Weighted average grant date fair value	No. of options	Weighted average exercise price	Exercise price range	Weighted average grant date fair value
Outstanding as of January 1, 2018	365,565	$2.12	4,317,942	$5.67	$1.10 – 41.00	$3.86
Granted	668,408	$0.63	—	—	—	—
Vested/Exercised	(568,973)	$1.61	—	—	—	—
Forfeited	(10,000)	$0.60	(1,980,625)	$6.17	$1.55 – 37.20	$4.11
Expired	—	—	(52,317)	$16.24	$9.60 – 16.50	$9.71
Outstanding as of September 30, 2018	455,000	$0.60	2,285,000	$4.99	$1.10 – 41.00	$3.12
Exercisable as of September 30, 2018	—	—	1,905,834	$5.59	$1.10 – 41.00	$3.53

The Company did not recognize tax benefits related to its stock-based compensation as there is a full valuation allowance recorded.

Note 9. Debt and Convertible Notes

Debt

On April 22, 2015, prior to the acquisition of XpresSpa, XpresSpa entered into a credit agreement and secured promissory note (the “Debt”) with Rockmore Investment Master Fund Ltd. (“Rockmore”), a related party, which was amended on August 8, 2016 in connection with the Company’s acquisition of XpresSpa. Rockmore is an investment entity controlled by the Company’s Chairman of the Board of Directors, Bruce T. Bernstein. The Debt had an outstanding balance of $6,500 as of September 30, 2018 and December 31, 2017, which is included in long-term liabilities in the condensed consolidated balance sheets. During the nine-month period ended September 30, 2018, XpresSpa paid $580 of interest and recorded $548 of interest expense related to the debt.

On May 14, 2018, the Company and Rockmore agreed to extend the maturity date of the Debt from May 1, 2019 to December 31, 2019. No other material terms of the Debt were modified. As consideration for the agreement to extend the maturity date of the Debt and the consent to the Securities Purchase Agreement, the Company issued to Rockmore 250,000 Class A Warrants. These Class A Warrants were issued on the same terms and conditions as the Class A Warrants issued under the Securities Purchase Agreement. The warrants issued to Rockmore were classified as equity warrants in the condensed consolidated balance sheet as of September 30, 2018.

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

The principal amount of the outstanding Convertible Notes is to be repaid monthly in the amount of $296, beginning on September 17, 2018, and the Company may make such payments and related interest payments in cash or, subject to certain conditions, in registered shares of Common Stock (or a combination thereof), at its election. If the Company chooses to repay the Convertible Notes in shares of Common Stock, the shares will be issued at a 10% discount to the volume weighted average price of Common Stock for the five (5) trading days commencing eight (8) days prior to the relevant repayment date and ending on the fourth (4th) trading day prior to such repayment date, subject to a minimum floor price of not less than 20% of the conversion price of the Convertible Notes on the issue date. The Company may also repay the Convertible Notes in advance of the maturity schedule subject to an early repayment penalty of 15%.

On August 14, 2018, the Company and each of the Investors entered into an Amendment Agreement (“Amendment Agreement”) whereby the initial monthly principal repayment and accrued interest due on the Convertible Notes of $351 was settled in 2,067 shares of Common Stock on August 15, 2018. All other material terms of the Securities Purchase Agreement remained unchanged. During the three-month period ended September 30, 2018, several of the Investors converted their monthly principal payments and accrued interest due on the Convertible Notes into shares of Common Stock pursuant to the Amendment Agreement, resulting in the issuance of an additional 2,737 shares of Common Stock.

The table below summarizes the initial fair value of the Convertible Notes and Warrants as of May 17, 2018:

Class A Warrants	$1,827
Class B Warrants	135
Convertible Notes	2,388
Total Fair Value	$4,350

The table below summarizes changes in the book value of the Convertible Notes from May 17, 2018 to September 30, 2018:

Book value as of May 17, 2018	$2,388
Debt issuance costs	(320)
Book value as of May 17, 2018	2,068
Debt repayments in the period	(649)
Amortization of debt discount and debt issuance costs, included in interest expense	589
Book value as of September 30, 2018	$2,008

The debt discount and debt issuance costs will be amortized on a straight-line basis over the remaining term of the Convertible Notes. During the three- and nine-month periods ended September 30, 2018, the Company recorded $394 and $589 of amortization of debt discount and debt issuance costs, which was included in interest expense for the three- and nine-month periods ended September 30, 2018. Additionally, for the three- and nine-month periods ended September 30, 2018, the Company recorded $48 and $75 of interest expense related to the Convertible Notes, which was included in interest expense.

Note 10. Related Party Transactions

On April 14, 2018, the Company entered into a consulting agreement with an employee of Mistral Equity Partners, which is a significant shareholder of the Company and whose Chief Executive Officer is a member of the Board of Directors of the Company, to consult on certain business-related matters. The total consideration is approximately $10 per month through December 31, 2018. The agreement may be terminated by either party at any time upon delivery of written notice. Pursuant to the agreement, the Company recorded consulting expense of $30 and $55 for the three- and nine-month periods ended September 30, 2018, respectively.

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

The total consideration of the Disposition is recognized as a cost method investment and, as such, must be measured at cost on the date of acquisition, which, as of the Closing Date, approximates fair value. The fair value of the total consideration as of the Closing Date was determined to be $1,625, which is less than the carrying value of the asset, and is included in other assets in the condensed consolidated balance sheet as of September 30, 2018. This resulted in a loss on disposal of $301, which is included in consolidated net loss from discontinued operations in the condensed consolidated statement of operations and comprehensive loss for the nine-month period ended September 30, 2018.

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

The value of the Route1 Common Stock was classified within Level 2 of the fair value hierarchy because, although quoted prices in active markets for identical assets were used, which is a Level 1 attribute, the Company applied a discount on the lack of marketability to estimate the fair value due to the fact that the Route1 Common Stock will be restricted for different periods, which is a significant other observable input. The value of the warrants and earn-out provision were classified within Level 3 of the fair value hierarchy because they were valued using the Black-Scholes-Merton model and a Monte-Carlo simulation analysis, respectively, each of which utilizes significant inputs that are unobservable in the market.

The Company’s fair value measurements are evaluated by management to ensure that they are consistent with expectations of management based upon the sensitivity and nature of the inputs.

Operating Results and Assets and Liabilities Held for Sale

The following table presents the components of the consolidated net loss from discontinued operations, as presented in the condensed consolidated statements of operations and comprehensive loss, for the three- and nine-month periods ended September 30, 2018 for Group Mobile and September 30, 2017 for Group Mobile and FLI Charge:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue	$—	$4,889	$2,834	$11,883
Cost of sales	—	(3,918)	(2,305)	(9,603)
Depreciation and amortization	—	(196)	(131)	(568)
Impairment	—	—	—	(1,092)
General and administrative	—	(1,463)	(1,190)	(5,079)
Loss on disposal	—	—	(301)	—
Non-operating income (expense), net	—	(11)	(22)	(15)
Loss from discontinued operations before income taxes	—	(699)	(1,115)	(4,474)
Income tax benefit (expense)	—	—	—	—
Consolidated net loss from discontinued operations	$—	$(699)	$(1,115)	$(4,474)

In addition, the following table presents the carrying amounts of Group Mobile’s major classes of assets and liabilities held for disposal as of September 30, 2018 and December 31, 2017, as presented in the condensed consolidated balance sheets:

	September 30, 2018	December 31, 2017
Cash	$—	$150
Accounts receivable, net	109	2,920
Inventory	—	1,935
Other current assets	—	3
Property and equipment, net	—	874
Intangible assets, net	—	564
Assets held for disposal	$109	$6,446

Accounts payable, accrued expenses and other current liabilities	$40	$3,142
Deferred revenue	—	619
Liabilities held for disposal	$40	$3,761

Note 12. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provisions for the nine-month period ended September 30, 2018 reflect an estimated global annual effective tax rate of approximately 0.44%.

As of September 30, 2018, deferred tax assets generated from the Company’s activities in the United States were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. Net operating losses generated for tax years beginning after December 31, 2017 do not expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit.

Income tax benefit for the nine-month period ended September 30, 2018 of $198 was attributable primarily to the reduction to the valuation allowance as a result of the Tax Cuts and Jobs Act’s impact on the lives of net operating losses. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates. Although the Company has an immaterial amount of uncertain tax positions, the Company does not expect to record any additional material provisions for unrecognized tax benefits in the next year.

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the matters described below and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has accrued $290 for such potential losses, which is included in accounts payable, accrued expenses, and other current liabilities in the condensed consolidated balance sheet as of September 30, 2018.

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

In April 2015, Cordial filed a complaint with the United States Federal Aviation Administration (“FAA”), which oversees the City of Atlanta with regard to airport ACDBE programs, and, in December 2015, the FAA instructed that the City of Atlanta review XpresSpa’s request to substitute new partners in lieu of Cordial and Cordial’s claims of retaliation. In response to the FAA instruction, pursuant to a corrective action plan approved by the FAA, the City of Atlanta held a hearing in February 2016 and ruled in favor of XpresSpa such substitution and claims of retaliation. Cordial submitted a further complaint to the FAA claiming that the City of Atlanta was biased against Cordial and that the City of Atlanta’s decision was wrong. In August 2016, the parties met with the FAA. On October 4, 2016, the FAA sent a letter to the City of Atlanta directing that the City of Atlanta retract previous findings on Cordial’s allegations and engage an independent third party to investigate issues previously decided by Atlanta. The FAA also directed that the City of Atlanta determine monies potentially due to Cordial.

On January 3, 2017, XpresSpa filed a lawsuit in the Supreme Court of the State of New York, County of New York, against Cordial and several related parties. The lawsuit alleges breach of contract, unjust enrichment, breach of fiduciary duty, fraudulent inducement, fraudulent concealment, tortious interference, and breach of good faith and fair dealing. XpresSpa is seeking damages, declaratory judgment, rescission/termination of certain agreements, disgorgement of revenue, fees and costs, and various other relief. On February 21, 2017, the defendants filed a motion to dismiss. On March 3, 2017, XpresSpa filed a first amended complaint against the defendants. On April 5, 2017, Cordial filed a motion to dismiss. On September 12, 2017, the Court held a hearing on the motion to dismiss. On November 2, 2017, the Court granted the motion to dismiss which was entered on November 13, 2017. On December 22, 2017, XpresSpa filed a notice of appeal, and on September 24, 2018, XpresSpa perfected its appellate rights and submitted a brief to the Supreme Court of New York, First Department appellate court. Oral arguments on the appeal are expected to take place in early 2019.

On March 30, 2018, Cordial filed a lawsuit against XpresSpa, a subsidiary of XpresSpa, and several additional parties in the Superior Court of Fulton County, Georgia, alleging the violation of Cordial’s civil rights, tortious interference, breach of fiduciary duty, civil conspiracy, conversion, retaliation, and unjust enrichment. Cordial has threated to seek punitive damages, attorneys’ fees and litigation expenses, accounting, indemnification, and declaratory judgment as to the status of the membership interests of XpresSpa and Cordial in the joint venture and Cordial’s right to profit distributions and management fees from the joint venture. On May 3, 2018, the Court issued an order extending the time for the defendants to respond to Cordial’s lawsuit until June 25, 2018. On May 4, 2018, the defendants moved the lawsuit to the United States District Court for the Northern District of Georgia. On June 5, 2018, the Court granted an extension of time for the defendants’ response until August 17, 2018. On August 9, 2018, the Court granted an additional extension of time for the defendants’ response until September 7, 2018, and thereafter provided another extension pending the Court’s consideration of XpresSpa’s Motion to Stay all action in the Georgia lawsuit, pending resolution of the New York lawsuit and the FAA action. On October 29, 2018, XpresSpa’s Motion to Stay was denied. XpresSpa and other defendants are now preparing motions to dismiss the amended complaint, and such motions are due on November 20, 2018.

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

Note 14. Subsequent Events

Collaboration Agreement

On November 12, 2018, the Company entered into a Product Sale and Marketing Agreement (the “Collaboration Agreement”) with Calm.com, Inc. (“Calm”) primarily related to the display, marketing, promotion, offer for sale and sale of Calm’s products in each of the Company’s branded stores throughout the United States.

The Collaboration Agreement shall remain in effect until July 31, 2019, unless terminated earlier in accordance with the Collaboration Agreement, and automatically renew for successive terms of six (6) months unless either party provides written notice of termination no later than thirty (30) days prior to any such automatic renewal of the Collaboration Agreement.

The foregoing description of the Collaboration Agreement is only a summary and is qualified in its entirety by reference to the Collaboration Agreement. The Company intends to file a copy of the Collaboration Agreement as exhibit to its Annual Report on Form 10-K for its fiscal year ending December 31, 2018, portions of which will be subject to a FOIA Confidential Treatment Request which will be submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The omitted material will be included in the request for confidential treatment.

Stock Purchase Agreement

In connection with the entry into the Collaboration Agreement, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Calm, pursuant to which the Company issued to Calm an aggregate of 645,161 shares of the Company’s newly designated Series E Convertible Preferred Stock, par value $0.01 per share (the “Series E Preferred Stock”), which is initially convertible into 3,225,806 shares of the Company’s Common Stock, par value $0.01 per share (the “Common Stock”) at a conversion price of $0.62 per share, subject to certain adjustments. The purchase price per share of the Series E Preferred Stock was $3.10 per share for gross proceeds to the Company of $2,000,000. In addition, on or before December 31, 2018 and subject to the satisfaction of the conditions under the Purchase Agreement, the Company shall sell, and Calm shall purchase, 322,581 additional shares of Series E Preferred Stock (the “Additional Series E Shares”), which will initially be convertible into 1,612,905 shares of the Company’s Common Stock at a conversion price of $0.62 per share, subject to certain adjustments, for gross proceeds to the Company of $1,000,000, which sale of Additional Series E Shares shall be on the same terms and conditions as those contained in the Purchase Agreement.

Series E Preferred Stock

On November 12, 2018, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (the “Certificate of Designations”). Pursuant to the Certificate of Designations, the holders of the Series E Preferred Stock are entitled, among other things, to an aggregate initial liquidation preference of $2,000,000 ($3,000,000 if the Second Closing occurs) and the right to participate in any dividends and distributions paid to common stockholders on an as-converted basis. The Series E Preferred Stock will vote on an as-converted basis. The Series E Preferred Stock is convertible at any time and from time to time without the payment of additional consideration and has a stated value of $3.10 per share of Series E Preferred Stock. In the event of any liquidation or dissolution of the Company, the Series E Preferred Stock ranks senior to any other class of preferred stock and to the Common Stock in the distribution of assets, to the extent legally available for distribution.

Upon the occurrence of certain fundamental events, the holders of the Series E Preferred Stock will be able to require the Company to redeem the shares of Series E Preferred Stock at the greater of the liquidation preference and the amount per share as would have been payable had the shares of Series E Preferred Stock been converted into Common Stock.

Pursuant to the terms of the Certificate of Designations, on the seven (7) year anniversary of the initial issuance date of the shares of Series E Preferred Stock, the Company may repay each share of the Series E Preferred Stock, at its option, in cash, by delivery of Common Stock or through any combination thereof. Additionally, under certain conditions, the Company may have the right, but not the obligation to convert the outstanding shares of Series E Preferred Stock into Common Stock. If the Company elects to make a payment, or any portion thereof, in shares of Common Stock, the number of shares deliverable (the “Base Shares”) will be based on the volume weighted average price (the “VWAP”) per share of Common Stock for the thirty (30) trading days prior to the date of calculation (the “Base Price”) plus an additional number of shares of Common Stock (the “Premium Shares”), calculated as follows: (i) if the Base Price is greater than $9.00, no Premium Shares shall be issued, (ii) if the Base Price is greater than $7.00 and equal to or less than $9.00, an additional number of shares equal to 5% of the Base Shares shall be issued, (iii) if the Base Price is greater than $6.00 and equal to or less than $7.00, an additional number of shares equal to 10% of the Base Shares shall be issued, (iv) if the Base Price is greater than $5.00 and equal to or less than $6.00, an additional number of shares equal to 20% of the Base Shares shall be issued and (v) if the Base Price is less than or equal to $5.00, an additional number of shares equal to 25% of the Base Shares shall be issued. Accordingly, if the volume weighted average price per share of Common Stock is below $9.00 per share at the time of repayment and the Company exercises the option to make such repayment in shares of Common Stock, a large number of shares of Common Stock may be issued to the holders of Series E Preferred Stock upon maturity, which may have a negative effect on the trading price of Common Stock. At the seven (7) year maturity date of the Series E Preferred Stock, the Company, at its election, may decide to issue shares of Common Stock based on the formula set forth above or to re-pay in cash all or any portion of the Series E Preferred Stock. However, in no event, shall the VWAP per share of Common Stock be determined to be less than $0.62.

In 2025, upon the maturity date of the Series E Preferred Stock, when determining whether to repay the Series E Preferred Stock in cash or shares of Common Stock, the Company expects to consider a number of factors, including its cash position, the price of the Common Stock and the Company’s capital structure at such time. Because the Company does not have to make a determination as to which option to elect until 2025, it is impossible to predict whether it is more or less likely to repay in cash, stock or a portion of each.

In addition, the Series E Preferred Stock contains certain protective provisions that limit the Company’s ability to make certain cash distributions or payment of any indebtedness without the written consent of the holders of a majority of the outstanding shares of Series E Preferred Stock.

The offering is exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) the Securities Act and Regulation D under the Securities Act.

The shares of Series E Preferred Stock sold and issued in connection with the Purchase Agreement are not registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements.

Seniority to Series D Convertible Preferred Stock

In connection with the entry into the Purchase Agreement, a majority of the holders of the Company’s Series D Convertible Preferred Stock (the “Series D Preferred Stock”) agreed to waive the provisions of the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock prohibiting any class of stock existing senior to the Series D Preferred Stock with respect to right of participation in any dividends and distributions. Upon the issuance of the issuance of the Series E Preferred Stock, the Series D Preferred Stock will rank junior to the Series E Preferred Stock with respect to the Series E Preferred Stock’s initial liquidation preference and in right of participation in any dividends and distributions.

Certificate of Designation

On November 13, 2018, the Company filed the Certificate of Designations with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series E Preferred Stock. The Company designated up to 1,473,300 shares of Series E Preferred Stock.

The foregoing summaries of the Purchase Agreement and Certificate of Designations do not purport to be complete and are qualified in their entirety by reference to the Purchase Agreement and Certificate of Designations, which are attached hereto as Exhibits 10.1 and 3.1, respectively, to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

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

XpresSpa is a well-recognized airport spa brand with 57 locations, consisting of 52 domestic and 5 international locations as of September 30, 2018. It offers travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. For the three- and nine-month periods ended September 30, 2018, approximately 80% and 83% of XpresSpa’s total revenue was generated by services, primarily massage and nailcare, and 20% and 17% was generated by retail products, primarily travel accessories, respectively.

In October 2017, we completed the sale of FLI Charge, Inc. (“FLI Charge”) and in March 2018, we completed the sale of Group Mobile Int’l LLC (“Group Mobile”). The results of operations for FLI Charge and Group Mobile are presented in the condensed consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations. The carrying amounts of assets and liabilities belonging to Group Mobile are presented in the condensed consolidated balance sheets as assets held for disposal and liabilities held for disposal, respectively, as of September 30, 2018 and December 31, 2017.

We own certain patent portfolios, which we look to monetize through sales and licensing agreements.

Q3 2018 Adjusted EBITDA Loss

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Products and services revenue	$12,922,000	$12,652,000	$37,760,000	$36,563,000

Cost of sales
Labor	(5,997,000)	(7,086,000)	(18,697,000)	(18,178,000)
Occupancy	(1,996,000)	(1,950,000)	(6,216,000)	(5,704,000)
Products and other operating costs	(1,966,000)	(1,311,000)	(5,092,000)	(5,701,000)
Total cost of sales	(9,959,000)	(10,347,000)	(30,005,000)	(29,583,000)

Gross profit	2,963,000	2,305,000	7,755,000	6,980,000
Gross profit as a % of total revenue	22.9%	18.2%	20.5%	19.1%

Depreciation, amortization and impairment
Depreciation	(1,195,000)	(1,117,000)	(3,474,000)	(4,604,000)
Amortization	(684,000)	(605,000)	(1,901,000)	(1,775,000)
Goodwill impairment	—	—	(19,630,000)	—
Total depreciation, amortization and impairment	(1,879,000)	(1,722,000)	(25,005,000)	(6,379,000)

Total general and administrative expense	(3,943,000)	(4,180,000)	(12,443,000)	(13,037,000)

Other operating revenue and expense
Other operating revenue	—	200,000	800,000	300,000
Other operating expense	(26,000)	(126,000)	(116,000)	(343,000)
Total other operating revenue, net	(26,000)	74,000	684,000	(43,000)

Operating loss from continuing operations	(2,885,000)	(3,523,000)	(29,009,000)	(12,479,000)

Add:
Depreciation and amortization	1,879,000	1,722,000	5,375,000	6,379,000
Goodwill impairment	—	—	19,630,000	—
Merger and acquisition, integration, and one-time costs	452,000	529,000	1,057,000	1,365,000
Stock-based compensation expense	194,000	662,000	765,000	1,752,000

Adjusted EBITDA loss	$(360,000)	$(610,000)	$(2,182,000)	$(2,983,000)

We use GAAP and non-GAAP measurements to assess the trends in our business, including Adjusted EBITDA, a non-GAAP measure, which we define as earnings before interest, tax, depreciation and amortization expense, excluding merger and acquisition, integration and one-time costs and stock-based compensation.

Adjusted EBITDA is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. Reconciliations of operating loss for the three- and nine-month periods ended September 30, 2018 and September 30, 2017 to Adjusted EBITDA loss are presented in the tables above.

We consider Adjusted EBITDA to be an important indicator for the performance of our business, but not a measure of performance or liquidity calculated in accordance with GAAP. We have included this non-GAAP financial measure because management utilizes this information for assessing our performance and liquidity, and as an indicator of our ability to make capital expenditures and finance working capital requirements. We believe that Adjusted EBITDA is a measurement that is commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful for analysts and investors to understand this indicator because it excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully analyze the performance of our core cash operations. Adjusted EBITDA should not be considered in isolation or as an alternative to cash flow from operating activities or as an alternative to operating income or as an indicator of operating performance or any other measure of performance derived in accordance with GAAP. In evaluating our performance as measured by Adjusted EBITDA, we recognize and consider the limitations of this measurement. Adjusted EBITDA does not reflect our obligations for the payment of income taxes, interest expense, or other obligations such as capital expenditures. Accordingly, Adjusted EBITDA is only one of the measurements utilized by management.

Results of Operations

Three-month period ended September 30, 2018 compared to the three-month period ended September 30, 2017

Revenue

	Three months ended September 30,
	2018	2017	Change
Revenue	$12,922,000	$12,852,000	$70,000

During the three-month period ended September 30, 2018, we recorded total revenue of $12,922,000, which represents an increase of $70,000 (or 0.5%) compared to the three-month period ended September 30, 2017. The increase in revenue was primarily attributable to the number of XpresSpa locations open during each of the three-month periods. There were 57 XpresSpa locations open as of September 30, 2018 compared to 51 locations open as of September 30, 2017. This increase was offset by a decrease in comparable store sales, which we define as current period sales from stores opened more than 12 months compared to those same stores’ sales in the prior year period. This decrease was largely due to airline reconfigurations and enplanement changes in three of our key terminals, which had a direct impact on traffic and ultimately revenues.

Cost of sales

	Three months ended September 30,
	2018	2017	Change
Cost of sales	$9,985,000	$10,473,000	$(488,000)

During the three-month period ended September 30, 2018, we recorded total cost of sales of $9,985,000, which represents a decrease of $488,000 (or 4.7%) compared to the three-month period ended September 30, 2017. This is consistent with the initiatives taken to streamline processes and reduce store-level costs which included reduced warehousing and shipping charges as we completed the transition of inventory sourcing to our strategic partner.

Included in cost of sales for the three-month period ended September 30, 2017 were intellectual property costs of $126,000, which included legal and consulting costs. There were no costs associated with intellectual property for the three-month period ended September 30, 2018.

Depreciation and amortization

	Three months ended September 30,
	2018	2017	Change
Depreciation and amortization	$1,879,000	$1,722,000	$157,000

During the three-month period ended September 30, 2018, depreciation and amortization expense totaled $1,879,000, which represents an increase of $157,000 (or 9.1%), compared to the depreciation and amortization expense recorded during the three-month period ended September 30, 2017. The increase in depreciation and amortization expense was primarily due to a larger asset base during the three-month period ended September 30, 2018 due to a higher store count during the period.

General and administrative

	Three months ended September 30,
	2018	2017	Change
General and administrative	$3,943,000	$4,180,000	$(237,000)

During the three-month period ended September 30, 2018, general and administrative expenses decreased by $237,000 (or 5.7%) compared to the three-month period ended September 30, 2017. This decrease was a result of streamlined processes at the corporate level to reduce administrative costs, as well as a reduction in stock-based compensation expense of $468,000 from $662,000 for the three-month period ended September 30, 2017 to $194,000 for the three-month period ended September 30, 2018. The overall decrease was partially offset by one-time professional fees of $348,000, and one-time project costs of $104,000 related to the buildout and implementation of a business analytics tool.

Non-operating expense, net

	Three months ended September 30,
	2018	2017	Change
Non-operating expense, net	$246,000	$265,000	$(19,000)

Net non-operating expenses include interest expense, gain or loss on the revaluation of derivative warrant liabilities and other non-operating income and expenses.

During the three-month period ended September 30, 2018, we recorded net non-operating expense of $246,000 compared to net non-operating expense of $265,000 recorded during the three-month period ended September 30, 2017.

For the three-month period ended September 30, 2018, we recorded interest expense of $183,000 related to the Debt with Rockmore, amortization of debt discount, debt issuance costs, and interest on the Convertible Notes of $440,000, and other non-operating expenses of $266,000, which includes $26,000 of loss on impairment related to the cost method investment in Marathon. These non-operating expenses were wholly offset by a gain of $643,000 on the revaluation of the derivative warrant liabilities that is reported as non-operating income.

For the three-month period ended September 30, 2017, we recorded interest expense of $183,000 related to the Debt and other non-operating expenses of $133,000. This non-operating expense was partially offset by a gain of $48,000 on the revaluation of the derivative warrant liabilities.

Nine-month period ended September 30, 2018 compared to the nine-month period ended September 30, 2017

Revenue

	Nine months ended September 30,
	2018	2017	Change
Revenue	$38,560,000	$36,863,000	$1,697,000

During the nine-month period ended September 30, 2018, we recorded total revenue of $38,560,000, which represents an increase of $1,697,000 (or 4.6%) compared to the nine-month period ended September 30, 2017. The increase in revenue was mainly due to the opening of new XpresSpa locations during the fourth quarter of fiscal 2017 and the first three quarters of fiscal 2018, which resulted in a net increase of 6 new XpresSpa locations.

Additionally, during the nine-month period ended September 30, 2018, we sold certain of our patents for consideration which included $250,000 and 250,000 shares of common stock in Marathon Patent Group, Inc. that were fair valued at $450,000. Also, in each nine-month period ended September 30, 2018 and September 30, 2017, we entered into an executed confidential patent license agreement with a third-party for which we received a one-time lump sum payment of $100,000.

Cost of sales

	Nine months ended September 30,
	2018	2017	Change
Cost of sales	$30,121,000	$29,926,000	$195,000

During the nine-month period ended September 30, 2018, we recorded total cost of sales of $30,121,000, which represents an increase of $195,000 (or 0.7%) compared to the nine-month period ended September 30, 2017. This is consistent with the increase in revenues, as we have experienced an increase in cost of sales associated with labor and occupancy due to the opening of new stores during the fourth quarter of 2017 and the first three quarters of fiscal 2018. As of September 30, 3018 we had 57 locations compared to 51 locations as of September 30, 2017.

The overall increase in cost of sales due to the opening of new stores was partially offset by initiatives taken to streamline processes and reduce store-level costs which included reduced warehousing and shipping charges as we completed the transition of inventory sourcing to our strategic partner in the first half of 2018.

Cost of sales is expected to grow over time as our revenues increase. We expect that total cost of sales as a percentage of revenues will decline gradually over time as a result of the store-level performance improvements which we continue to prioritize.

Depreciation and amortization

	Nine months ended September 30,
	2018	2017	Change
Depreciation and amortization	$5,375,000	$6,379,000	$(1,004,000)

During the nine-month period ended September 30, 2018, depreciation and amortization expense totaled $5,375,000, which represents a decrease of $1,004,000 (or 15.7%), compared to the depreciation and amortization expense recorded during the nine-month period ended September 30, 2017. The decrease was primarily due to the disposal of certain property and equipment during the second quarter of 2017 related to the decision by management to perform a complete renovation of our flagship JFK location. Upon management’s decision to complete the renovation, useful lives were revised to fully depreciate all remaining assets by the store close date. This resulted in an additional $1,100,000 of depreciation expense in the second quarter of 2017. This decrease was partially offset by depreciation expense related to the increase in the number of stores open during the nine-month period ended September 30, 2018 compared to the nine-month period ended September 30, 2017.

Goodwill impairment

	Nine months ended September 30,
	2018	2017	Change
Goodwill impairment	$19,630,000	$—	$19,630,000

During the nine-month period ended September 30, 2018, we recorded $19,630,000 of goodwill impairment expense. There was no goodwill impairment recorded during the nine-month period ended September 30, 2017.

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

The impairment to goodwill was a result of the structural changes to the Company, including completion of the transition from a holding company to a pure-play health and wellness company and the change in Chief Executive Officer.

General and administrative

	Nine months ended September 30,
	2018	2017	Change
General and administrative	$12,443,000	$13,037,000	$(594,000)

During the nine-month period ended September 30, 2018, general and administrative expenses decreased by $594,000 (or 4.6%) compared to the nine-month period ended September 30, 2017. This decrease is a result of streamlined processes at the corporate level to reduce administrative costs, as well as a reduction in stock-based compensation expense of $987,000 from $1,752,000 for the nine-month period ended September 30, 2017 to $765,000 for the nine-month period ended September 30, 2018. The overall decrease in general and administrative expenses was partially offset by severance costs of $350,000, one-time professional fees of $348,000, and one-time project costs of $359,000 related to the buildout and implementation of a business analytics tool, which we do not expect to recur in future periods.

Non-operating expense, net

	Nine months ended September 30,
	2018	2017	Change
Non-operating expense, net	$335,000	$566,000	$(231,000)

Net non-operating expenses include interest expense, gain or loss on the revaluation of derivative warrant liabilities and other non-operating income and expenses.

During the nine-month period ended September 30, 2018, we recorded net non-operating expense of $335,000 compared to net non-operating expense of $566,000 recorded during the nine-month period ended September 30, 2017.

For the nine-month period ended September 30, 2018, we recorded interest expense of $548,000 related to the Debt with Rockmore, amortization of debt discount, debt issuance costs, and interest on the Convertible Notes of $663,000, and other non-operating expenses of $665,000, which includes $133,000 of loss on impairment related to the cost method investment in Marathon. These non-operating expenses were offset by a gain of $1,541,000 on the revaluation of the derivative warrant liabilities that is reported as non-operating income.

For the nine-month period ended September 30, 2017, we recorded interest expense of $550,000 related to the Debt and other non-operating expenses of $223,000. This non-operating expense was partially offset by a gain of $207,000 on the revaluation of the derivative warrant liabilities.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new XpresSpa locations. As of September 30, 2018, we had cash and cash equivalents of $2,525,000. We hold significant portions of our cash balance in overseas accounts, totaling $1,081,000, which is not insured by the Federal Deposit Insurance Corporation (“FDIC”). If we were to distribute the amounts held overseas, we would need to follow an approval process as it is defined in our operating and partnership agreements, which may delay the availability of our cash to us.

During the nine-month period ended September 30, 2018, we incurred $2,825,000 of capital expenditures, paid $320,000 in debt issuance costs associated with the Convertible Notes, paid $738,000 of interest on the Debt and amortization of debt issuance costs related to the Convertible Notes, distributed $1,265,000 to noncontrolling interests and spent $4,180,000 on our operations. This was offset by the receipt of $250,000 from the sale of patents in January 2018 and the receipt of $800,000 from a note receivable that was paid in full in February 2018, as well as the receipt of $4,350,000 in gross proceeds from the issuance of Convertible Notes in May 2018. We expect to utilize our cash and cash equivalents, along with cash flows from operations, to provide capital to support the growth of our business, primarily through opening new XpresSpa locations, maintaining our existing XpresSpa locations and supporting corporate functions. As of September 30, 2018, we had approximately $2,525,000 of cash and cash equivalents, $1,393,000 of inventory and prepaid expenses and $109,000 of assets held for disposal, which amount to total current assets of $4,027,000. Our total current liabilities balance, which includes accounts payable, accrued expenses, and the current portion of Convertible Notes, was $9,291,000 as of September 30, 2018. Included in total current liabilities is $1,610,000 of convertible notes classified as short-term for which principal repayments may be made in shares of Common Stock at our election. In addition, included in total current liabilities is approximately $1,661,000 which relates to obligations that will not settle in cash, and an additional $465,000 of liabilities that are not expected to settle in the next twelve months.

On May 15, 2018, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which we agreed to sell up to (i) an aggregate principal amount of $4,438,000 in 5% Secured Convertible Notes due on November 16, 2019, which included $88,000 issued to Palladium Capital Advisors as Placement Agent (the “Convertible Notes”), convertible into shares of our common stock, par value $0.01 per share (the “Common Stock”) at a conversion price of $0.62 per share, (ii) Class A Warrants (the “Class A Warrants”) to purchase 7,157,259 shares of Common Stock at an exercise price of $0.62 per share and (iii) Class B Warrants (the “Class B Warrants,” and together with the Class A Warrants, the “Warrants”) to purchase 3,578,630 shares of Common Stock at an exercise price of $0.62 per share. The Convertible Notes bear interest at a rate of 5% per annum. The Convertible Notes are senior secured obligations of ours and are secured by certain of our personal property. Unless earlier converted or redeemed, the Convertible Notes will mature on November 16, 2019. The transaction closed on May 17, 2018, at which time we received $4,350,000 in gross proceeds from the Investors.

The principal amount of the outstanding Convertible Notes is to be repaid monthly in the amount of approximately $296,000, beginning on September 17, 2018, and we may make such payments and related interest payments in cash or, subject to certain conditions, in registered shares of our common stock (or a combination thereof), at our election. If we choose to repay the Convertible Notes in shares of our common stock, the shares will be issued at a 10% discount to the volume weighted average price of our common stock for the five (5) trading days commencing eight (8) days prior to the relevant repayment date and ending on the fourth (4th) trading day prior to such repayment date, subject to a minimum floor price of not less than 20% of the conversion price of the Convertible Notes on the issue date. We may also repay the Convertible Notes in advance of the maturity schedule subject to an early repayment penalty of 15%.

On August 14, 2018, we entered into an Amendment Agreement (“Amendment Agreement”) whereby the initial monthly principal repayment and accrued interest due on the Convertible Notes of $351 was settled in 2,067 shares of Common Stock on August 15, 2018. All other material terms of the Securities Purchase Agreement remained unchanged. During the three-month period ended September 30, 2018, several of the Investors converted their monthly principal payments and accrued interest due on the Convertible Notes into shares of Common Stock pursuant to the Amendment Agreement, resulting in the issuance of an additional 2,737 shares of Common Stock.

Our management believes that our current cash balance, cash to be provided by future operating activities, and cash proceeds from the anticipated liquidation of certain investments, will be sufficient to fund our planned operations and pay our liabilities as they become due for at least the next twelve months. At our election, principal repayments of the Convertible Notes may be made in cash or, subject to certain conditions, in registered shares of our common stock. In addition, we have access to additional sources of financing and may attempt to renegotiate terms of various contracts.

On November 12, 2018, we entered into a Product Sale and Marketing Agreement (the “Collaboration Agreement”) with Calm.com, Inc. (“Calm”) primarily related to the display, marketing, promotion, offer for sale and sale of Calm’s products in each of our branded stores throughout the United States. The Collaboration Agreement resulted in an initial investment by Calm of $2,000,000 in Series E Preferred Stock, convertible into shares of Common Stock at $0.62 per share, which was received upon the closing of the transaction.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding legal proceedings, see Note 13 “Commitments and Contingencies” in our notes to the condensed consolidated financial statements included in “Item 1. Financial Statements.”

Item 1A.	Risk Factors.

Other than as set forth below, there have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

Our business and financial condition could be constrained by XpresSpa’s outstanding debt, and/or failure to make payments on XpresSpa’s outstanding debt.

XpresSpa is obligated under the Senior Secured Note payable to Rockmore Investment Master Fund Ltd. (“Rockmore”), a related party, which has an outstanding balance of $6,500,000, with a maturity date of December 31, 2019. The Senior Secured Note accrues interest of 11.24% per annum. XpresSpa is obligated to make periodic payments on such debt obligations to Rockmore. While we do not anticipate failing to make any such debt payments, the failure to do so may result in the default of loan obligations, leading to financial and operational hardship. In addition, XpresSpa has granted Rockmore a security interest in all of its tangible and intangible personal property to secure its obligations under the Senior Secured Note. The Senior Secured Note is an outstanding obligation of XpresSpa but is guaranteed by us.

Our business and financial condition could be constrained by our outstanding debt and/or failure to make payments on such outstanding debt.

We are obligated under the Convertible Notes issued to the Investors pursuant to the Securities Purchase Agreement, which collectively had an outstanding unamortized book balance of approximately $2,008,000 as of September 30, 2018, and a total fair value upon issuance of $4,350,000, with maturity dates of November 16, 2019 and which accrue interest at an annual rate of 5%. We are obligated to make periodic payments on such debt obligations to each debtholder; and we can elect to make such payments either in cash or in stock. In addition, we have granted a security interest to the Investors in all of our tangible and intangible personal property to secure our obligations under the Convertible Notes issued to the Investors pursuant to the Securities Purchase Agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Collaboration Agreement

On November 12, 2018, the Company entered into a Product Sale and Marketing Agreement (the “Collaboration Agreement”) with Calm.com, Inc. (“Calm”) primarily related to the display, marketing, promotion, offer for sale and sale of Calm’s products in each of the Company’s branded stores throughout the United States.

The Collaboration Agreement shall remain in effect until July 31, 2019, unless terminated earlier in accordance with the Collaboration Agreement, and automatically renew for successive terms of six (6) months unless either party provides written notice of termination no later than thirty (30) days prior to any such automatic renewal of the Collaboration Agreement.

The foregoing description of the Collaboration Agreement is only a summary and is qualified in its entirety by reference to the Collaboration Agreement. The Company intends to file a copy of the Collaboration Agreement as exhibit to its Annual Report on Form 10-K for its fiscal year ending December 31, 2018, portions of which will be subject to a FOIA Confidential Treatment Request which will be submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The omitted material will be included in the request for confidential treatment.

Stock Purchase Agreement

In connection with the entry into the Collaboration Agreement, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Calm, pursuant to which the Company issued to Calm an aggregate of 645,161 shares of the Company’s newly designated Series E Convertible Preferred Stock, par value $0.01 per share (the “Series E Preferred Stock”), which is initially convertible into 3,225,806 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at a conversion price of $0.62 per share, subject to certain adjustments. The purchase price per share of the Series E Preferred Stock was $3.10 per share for gross proceeds to the Company of $2,000,000. In addition, on or before December 31, 2018 and subject to the satisfaction of the conditions under the Purchase Agreement, the Company shall sell, and Calm shall purchase, 322,581 additional shares of Series E Preferred Stock (the “Additional Series E Shares”), which will initially be convertible into 1,612,905 shares of the Company’s Common Stock at a conversion price of $0.62 per share, subject to certain adjustments, for gross proceeds to the Company of $1,000,000, which sale of Additional Series E Shares shall be on the same terms and conditions as those contained in the Purchase Agreement.

Series E Preferred Stock

On November 12, 2018, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (the “Certificate of Designations”). Pursuant to the Certificate of Designations, the holders of the Series E Preferred Stock are entitled, among other things, to an aggregate initial liquidation preference of $2,000,000 ($3,000,000 if the Second Closing occurs) and the right to participate in any dividends and distributions paid to common stockholders on an as-converted basis. The Series E Preferred Stock will vote on an as-converted basis. The Series E Preferred Stock is convertible at any time and from time to time without the payment of additional consideration and has a stated value of $3.10 per share of Series E Preferred Stock. In the event of any liquidation or dissolution of the Company, the Series E Preferred Stock ranks senior to any other class of preferred stock and to the Common Stock in the distribution of assets, to the extent legally available for distribution.

Upon the occurrence of certain fundamental events, the holders of the Series E Preferred Stock will be able to require the Company to redeem the shares of Series E Preferred Stock at the greater of the liquidation preference and the amount per share as would have been payable had the shares of Series E Preferred Stock been converted into Common Stock.

Pursuant to the terms of the Certificate of Designations, on the seven (7) year anniversary of the initial issuance date of the shares of Series E Preferred Stock, the Company may repay each share of the Series E Preferred Stock, at its option, in cash, by delivery of Common Stock or through any combination thereof. Additionally, under certain conditions, the Company may have the right, but not the obligation to convert the outstanding shares of Series E Preferred Stock into Common Stock. If the Company elects to make a payment, or any portion thereof, in shares of Common Stock, the number of shares deliverable (the “Base Shares”) will be based on the volume weighted average price (the “VWAP”) per share of Common Stock for the thirty (30) trading days prior to the date of calculation (the “Base Price”) plus an additional number of shares of Common Stock (the “Premium Shares”), calculated as follows: (i) if the Base Price is greater than $9.00, no Premium Shares shall be issued, (ii) if the Base Price is greater than $7.00 and equal to or less than $9.00, an additional number of shares equal to 5% of the Base Shares shall be issued, (iii) if the Base Price is greater than $6.00 and equal to or less than $7.00, an additional number of shares equal to 10% of the Base Shares shall be issued, (iv) if the Base Price is greater than $5.00 and equal to or less than $6.00, an additional number of shares equal to 20% of the Base Shares shall be issued and (v) if the Base Price is less than or equal to $5.00, an additional number of shares equal to 25% of the Base Shares shall be issued. Accordingly, if the volume weighted average price per share of Common Stock is below $9.00 per share at the time of repayment and the Company exercises the option to make such repayment in shares of Common Stock, a large number of shares of Common Stock may be issued to the holders of Series E Preferred Stock upon maturity, which may have a negative effect on the trading price of Common Stock. At the seven (7) year maturity date of the Series E Preferred Stock, the Company, at its election, may decide to issue shares of Common Stock based on the formula set forth above or to re-pay in cash all or any portion of the Series E Preferred Stock. However, in no event, shall the VWAP per share of Common Stock be determined to be less than $0.62.

In 2025, upon the maturity date of the Series E Preferred Stock, when determining whether to repay the Series E Preferred Stock in cash or shares of Common Stock, the Company expects to consider a number of factors, including its cash position, the price of the Common Stock and the Company’s capital structure at such time. Because the Company does not have to make a determination as to which option to elect until 2025, it is impossible to predict whether it is more or less likely to repay in cash, stock or a portion of each.

In addition, the Series E Preferred Stock contains certain protective provisions that limit the Company’s ability to make certain cash distributions or payment of any indebtedness without the written consent of the holders of a majority of the outstanding shares of Series E Preferred Stock.

The offering is exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) the Securities Act and Regulation D under the Securities Act.

The shares of Series E Preferred Stock sold and issued in connection with the Purchase Agreement are not registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements.

Seniority to Series D Convertible Preferred Stock

In connection with the entry into the Purchase Agreement, a majority of the holders of the Company’s Series D Convertible Preferred Stock (the “Series D Preferred Stock”) agreed to waive the provisions of the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock prohibiting any class of stock existing senior to the Series D Preferred Stock with respect to right of participation in any dividends and distributions. Upon the issuance of the issuance of the Series E Preferred Stock, the Series D Preferred Stock will rank junior to the Series E Preferred Stock with respect to the Series E Preferred Stock’s initial liquidation preference and in right of participation in any dividends and distributions.

Certificate of Designation

On November 13, 2018, the Company filed the Certificate of Designations with the Secretary of State of the State of Delaware, establishing and designating the rights, powers and preferences of the Series E Preferred Stock. The Company designated up to 1,473,300 shares of Series E Preferred Stock.

The foregoing summaries of the Purchase Agreement and Certificate of Designations do not purport to be complete and are qualified in their entirety by reference to the Purchase Agreement and Certificate of Designations, which are attached hereto as Exhibits 10.1 and 3.1, respectively, to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Item 6.	Exhibits.

Exhibit No.	Description

3.1*	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock.

10.1*	Form of Stock Purchase Agreement, dated November 12, 2018, by and among the Company and Calm.com, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 2018.

XpresSpa Group, Inc.

By:	/s/ EDWARD JANKOWSKI
Edward Jankowski
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JANINE CANALE
Janine Canale
Controller
(Principal Financial and Accounting Officer)

