Form 10-K
period 2018-12-31
XpresSpa Group, Inc.
filed 2019-04-01
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the closing sale price of such shares on the Nasdaq Stock Market LLC on June 29, 2018 was $5,400,389.

As of March 15, 2019, 1,932,326 shares of the registrant's common stock are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Annual Report on Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

EXPLANATORY NOTE

On February 22, 2019, we filed a certificate of amendment to our amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-20 reverse stock split of our shares of common stock, par value $0.01 per share (the “Common Stock”). Such amendment and ratio were previously approved by our stockholders and board of directors, respectively.

As a result of the reverse stock split, every twenty (20) shares of our pre-reverse split Common Stock were combined and reclassified into one (1) share of Common Stock. Proportionate voting rights and other rights of Common Stock holders were affected by the reverse stock split. Stockholders who would have otherwise held a fractional share of Common Stock received payment in cash in lieu of any such resulting fractional shares of Common Stock as the post-reverse split amounts of Common Stock were rounded down to the nearest full share. Such cash payment in lieu of a fractional share of Common Stock was calculated by multiplying such fractional interest in one share of Common Stock by the closing trading price of our Common Stock on February 22, 2019, and rounded to the nearest cent. No fractional shares were issued in connection with the reverse stock split.

Our Common Stock began trading on the Nasdaq Capital Market on a post-reverse split basis at the open of business on February 25, 2019.

All information in this Annual Report on Form 10-K give effect to the reverse stock split and all share amounts have been adjusted to reflect the reverse stock split.

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

These risks and uncertainties, many of which are beyond our control, include, but are not limited to, the following:

•	our ability to continue as a going concern;

•	the impact of our business and asset acquisitions on our operations and operating results including our ability to realize the expected value and benefits of such acquisitions;

•	our ability to develop and offer new products and services;

•	our ability to raise additional capital to fund our operations and business plan and the effects that such financing may have on the value of the equity instruments held by our stockholders;

•	general economic conditions and level of consumer and corporate spending on health and wellness and travel;

•	our ability to secure new locations, maintain existing ones, and ensure continued customer traffic at those locations;

•	our ability to hire a skilled labor force and the costs associated with that labor;

•	our ability to accurately forecast the costs associated with opening new retail locations and maintaining existing ones and the revenue derived from our retail locations;

•	performance by our Airport Concession Disadvantaged Business Enterprise partners on obligations set forth in our joint venture agreements;

•	our ability to protect our confidential information and customers’ financial data and other personal information;

•	failure or disruption to our information technology systems;

•	the impact of the recently passed federal tax reform bill;

•	our ability to retain key members of our management team;

•	the loss of, or an adverse change with regard to, one or more of our significant suppliers, distributors, vendors or other business relationships;

•	unexpected events and trends in the health and wellness and travel industries;

•	market acceptance, quality, pricing, availability and useful life of our products and/or services, as well as the mix of our products and services sold;

•	competitive conditions within our industries;

•	our compliance with laws and regulations in the jurisdictions in which we do business and any changes in such laws and regulations;

•	lawsuits, claims, and investigations that may be filed against us and other events that may adversely affect our reputation;

•	our ability to protect and maintain our intellectual property rights; and

•	our ability to license and monetize our patents, including litigation outcomes.

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

As a result of the transition to a pure-play health and wellness services company, we currently have one operating segment that is also our sole reporting unit, XpresSpa, a leading airport retailer of spa services. XpresSpa is a well-recognized airport spa brand with 56 locations, consisting of 51 domestic and 5 international locations as of December 31, 2018. XpresSpa offers travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. During 2018 and 2017, XpresSpa generated $49,294,000 and $48,373,000 of revenue, respectively. In 2018, approximately 83% of XpresSpa’s total revenue was generated by services, primarily massage and nailcare, and 17% was generated by retail products, primarily travel accessories.

We own certain patent portfolios, which we look to monetize through sales and licensing agreements. During the year ended December 31, 2018, we determined that our intellectual property operating segment will no longer be an area of focus for us and, as such, will no longer be reflected as a separate operating segment, as it is not expected to generate any material revenues or operating costs.

In October 2017, we completed the sale of FLI Charge, Inc. (“FLI Charge”) and in March 2018, we completed the sale of Group Mobile Int’l LLC (“Group Mobile”). These two entities previously comprised our technology operating segment. The results of operations for FLI Charge and Group Mobile are presented in the consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations. The carrying amounts of assets and liabilities belonging to Group Mobile as of December 31, 2018, and FLI Charge and Group Mobile as of December 31, 2017, are presented in the consolidated balance sheets as assets held for disposal and liabilities held for disposal, respectively.

Our Strategy and Outlook

XpresSpa is a leading airport retailer of spa services and related products. It is a well-recognized and popular airport spa brand with an approximately 50% market share in the United States and nearly three times the number of domestic locations as its closest competitor. It provides approximately one million services per year. As of December 31, 2018, XpresSpa operated 56 total locations in 23 airports, including one off-airport spa at Westfield World Trade Center in New York City, in three countries including the United States, Netherlands and United Arab Emirates. XpresSpa also sells wellness and travel products through its internet site, www.xpresspa.com. Key services and products offered include:

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

Liquidity and Going Concern

As of December 31, 2018, we had approximately $3,403,000 of cash and cash equivalents, $2,247,000 of inventory and prepaid expenses and $109,000 of assets held for disposal, which amount to total current assets of $5,759,000. Our total current liabilities balance, which includes accounts payable, accrued expenses, debt, and the current portion of Convertible Notes (as defined below), was $16,658,000 as of December 31, 2018. The working capital deficiency of $10,899,000 as of December 31, 2018 includes $1,986,000 of convertible notes classified as short-term for which principal repayments may be made in shares of Common Stock at our election. In addition, included in total current liabilities is approximately $1,742,000 which relates to obligations that will not settle in cash, and an additional $465,000 of liabilities that are not expected to settle in the next twelve months.

While we have aggressively reduced operating and overhead expenses, and while we continue to focus on our overall profitability, we have continued to generate negative cash flows from operations and we expect to incur net losses in the foreseeable future. As discussed above and elsewhere in this Annual Report on Form 10-K, the report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2018 and 2017 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. The receipt of this explanatory paragraph with respect to our financial statements for the years ended December 31, 2018 and 2017 will result in a breach of a covenant under the Senior Secured Note (as defined below) which, if unremedied for a period of 30 days after the date hereof, will constitute an event of default under the Senior Secured Note. Upon the occurrence of an event of default under the Senior Secured Note, Rockmore may, among other things, declare the Senior Secured Note and all accrued and unpaid interest thereon and all other amounts owing under the Senior Secured Note to be due and payable. If the maturity date of the Senior Secured Note is accelerated as a result of the event of default referenced above, an event of default under the Convertible Notes would be triggered. If an event of default under the Convertible Notes occurs, the outstanding principal amount of the Convertible Notes, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash.

We have taken actions to improve our overall cash position and access to liquidity by exploring valuable strategic partnerships, right-sizing our corporate structure, and stream-lining our operations. We expect that the actions taken in 2018 and early 2019 will enhance our liquidity and financial environment. In addition, we expect to generate additional liquidity through the monetization of certain investments and other assets. We expect that these actions will be executed in alignment with the anticipated timing of our liquidity needs. There can be no assurance, however, that any such opportunities will materialize.

Our historical operating results indicate that there is substantial doubt related to the Company's ability to continue as a going concern. We believe it is probable that the actions discussed above will transpire and will successfully mitigate the substantial doubt raised by our historical operating results and will satisfy our liquidity needs 12 months from the issuance of the financial statements. However, we cannot reasonably predict with any certainty that the results of our planned actions will generate the expected liquidity required to satisfy our liquidity needs.

If we continue to experience operating losses, and we are not able to generate additional liquidity through the actions described above or through some combination of other actions, while not expected, we may not be able to access additional funds and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business.

Recent Developments

CEO Transition

On February 8, 2019, Edward Jankowski resigned as Chief Executive Officer of the Company and as a director of the Company. Mr. Jankowski’s resignation was not as a result of any disagreement with the Company on any matters related to the Company’s operations, policies or practices. Mr. Jankowski will receive termination benefits including $375,000 payable in equal installments over a twelve-month term commencing on February 13, 2019 and COBRA continuation coverage paid in full by the Company for up to a maximum of twelve months.

Effective as of February 11, 2019, Douglas Satzman was appointed by our board of directors as the Chief Executive Officer of the Company and as a director of the Company.

Reverse Stock Split

On February 22, 2019, we filed a certificate of amendment to our amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-20 reverse stock split of our shares of Common Stock. Such amendment and ratio were previously approved by our stockholders and board of directors, respectively.

As a result of the reverse stock split, every twenty (20) shares of our pre-reverse split Common Stock were combined and reclassified into one (1) share of Common Stock. Proportionate voting rights and other rights of Common Stock holders were affected by the reverse stock split. Stockholders who would have otherwise held a fractional share of Common Stock received payment in cash in lieu of any such resulting fractional shares of Common Stock as the post-reverse split amounts of Common Stock were rounded down to the nearest full share. Such cash payment in lieu of a fractional share of Common Stock was calculated by multiplying such fractional interest in one share of Common Stock by the closing trading price of our Common Stock on February 22, 2019, and rounded to the nearest cent. No fractional shares were issued in connection with the reverse stock split.

Our Common Stock began trading on the Nasdaq Capital Market on a post-reverse split basis at the open of business on February 25, 2019.

Dispositions

On October 20, 2017, we sold FLI Charge to a group of private investors and FLI Charge management, who now own and operate FLI Charge. In February 2019, the Company entered into an agreement to release FLI Charge’s obligation to pay any royalties on FLI Charge’s perpetual gross revenues with regard to conductive wireless charging, power, or accessories, and to cancel its warrants exercisable in FLI Charge in exchange for cash proceeds of $1,100,000 which were received in full on February 15, 2019.

On March 22, 2018, we sold Group Mobile to a third party. We have not provided any continued management or financing support to FLI Charge or Group Mobile.

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

Sale of Patents

In January 2018, we sold certain patents to Crypto Currency Patent Holdings Company LLC, a unit of Marathon Patent Group, Inc. (“Marathon”), for approximately $1,250,000, comprised of $250,000 in cash and 250,000 shares of Marathon Common Stock valued at approximately $1,000,000 (the “Marathon Common Stock”) at the time of the transaction. The Marathon Common Stock was subject to a lockup period (the “Lockup Period”) which commenced on the Transaction Date and ended on July 11, 2018, subject to a leak-out provision.

Collaboration Agreement

On November 12, 2018, we entered into a Product Sale and Marketing Agreement (the “Collaboration Agreement”) with Calm.com, Inc. (“Calm”) primarily related to the display, marketing, promotion, offer for sale and sale of Calm’s products in each of our branded stores throughout the United States.

The Collaboration Agreement will remain in effect until July 31, 2019, unless terminated earlier in accordance with its terms, and automatically renew for successive terms of six months unless either party provides written notice of termination no later than thirty days prior to any such automatic renewal.

Competition

XpresSpa operated 56 locations, which includes 51 domestic locations and 5 international locations as of December 31, 2018. Our domestic units operate within many of the largest and most heavily trafficked airports in the United States. The balance of the North American market is highly fragmented and is represented largely by small, privately-owned entities that operate one or two locations in a single airport. Only two other market participants operate 10 or more airport locations in the United States. The largest domestic competitor operates 16 locations in nine airports in North America. Outside of North America, this same competitor operates 20 locations in eight international airports.

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

XpresSpa was developed to address the stress and idle time spent at the airport, allowing travelers to spend this time productively, by relaxing and focusing on personal care and wellness. We believe that XpresSpa is well positioned to benefit from consumers’ growing interest in health and wellness and increasing demand for spa services and related wellness products. According to the Global Wellness Institute, global wellness was a $4.2 trillion industry in 2018, which was an increase of 13.5% from $3.7 trillion in 2015. In addition, according to the Global Wellness Institute, the global spa industry represented $119 billion in 2018 and the fitness, mind and body industry represented $595 billion in 2018.

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

XpresSpa believes that its operating metrics represent an attractive return on invested capital and, as a result, is pursuing new locations at airports and terminals around the country. Historically, XpresSpa has won approximately seventy percent of all requests for proposal (“RFP”) in which it has participated.

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

Employees

As of March 15, 2019, we had 517 full-time and 186 part-time employees. XpresSpa had 32 full-time employees in San Francisco International Airport, who are represented by a labor union and are covered by a collective bargaining agreement. XpresSpa had 20 full-time employees in Los Angeles International Airport, who are represented by a labor union and are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

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

Risks Related to our Financial Condition and Capital Requirements

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern.

The audited financial statements included in this annual report have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2018 and 2017, included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our recurring losses from operations and working capital deficiency. The inclusion of a going concern explanatory paragraph in future reports of our independent auditors may make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we might obtain.

Our business and financial condition could be constrained by XpresSpa’s outstanding debt, including the impact of the receipt of an explanatory paragraph with respect to our financial statements for the years ended December 31, 2018 and 2017 indicating that there is substantial doubt about our ability to continue as a going concern.

XpresSpa is obligated under a credit agreement and secured promissory note payable to Rockmore Investment Master Fund Ltd. (“Rockmore”), a related party, which has an outstanding balance of approximately $6,500,000, with a maturity date of December 31, 2019 (the “Senior Secured Note”). The Senior Secured Note accrues interest of 11.24% per annum. XpresSpa is obligated to make periodic payments on such debt obligations to Rockmore. While we do not anticipate failing to make any such debt payments, the failure to do so may result in the default of loan obligations, leading to financial and operational hardship. XpresSpa has granted Rockmore a security interest in all of its tangible and intangible personal property to secure its obligations under the Senior Secured Note. The Senior Secured Note is an outstanding obligation of XpresSpa but is guaranteed by us.

As discussed above and elsewhere in this Annual Report on Form 10-K, the report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2018 and 2017 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. The receipt of this explanatory paragraph with respect to our financial statements for the years ended December 31, 2018 and 2017 will result in a breach of a covenant under the Senior Secured Note which, if unremedied for a period of 30 days after the date hereof, will constitute an event of default under the Senior Secured Note.

Upon the occurrence of an event of default under the Senior Secured Note, Rockmore may, among other things, declare the Senior Secured Note and all accrued and unpaid interest thereon and all other amounts owing under the Senior Secured Note to be due and payable.

In addition, we are obligated under our 5% Secured Convertible Notes due November 17, 2019 (the “Convertible Notes”), which collectively had an outstanding unamortized book balance of approximately $1,986,000 as of December 31, 2018, and a total fair value upon issuance of $4,350,000. The Convertible Notes accrue interest of 5% per annum subject to increase in the event of default to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Convertible Notes, including interest accrued thereon, are convertible at any time until a Convertible Note is no longer outstanding, in whole or in part, at the option of the holders into shares of our Common Stock at a conversion price of $12.40 per share. We are obligated to make periodic payments on such debt obligations to each noteholder; and we can elect to make such payments either in cash or in stock. In addition, we have granted a security interest to the noteholders in all of our tangible and intangible personal property to secure our obligations under the Convertible Notes.

The Convertible Notes mature on November 17, 2019. If we fail to meet certain conditions under the terms of the Convertible Notes, we will be obligated to repay in cash any principal amount, interest and any other sum arising under the Convertible Notes that remains outstanding on the maturity date. If the maturity date of the Senior Secured Note is accelerated as a result of the event of default referenced above, an event of default under the Convertible Notes would be triggered. If an event of default under the Convertible Notes occurs, the outstanding principal amount of the Convertible Notes, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash.

Our failure to cure the event of default under the Senior Secured Note could cause material harm to our business, financial condition and results of operations.

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

As of December 31, 2018, we had federal net operating loss carryforwards (“NOLs”) of $150,926,000 which expire 20 years from the respective tax years to which they relate, and $23,139,000 for U.S. federal purposes with an indefinite life due to new regulations in the “Tax Cuts and Jobs Act,” or TCJA of 2017. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain stockholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Additionally, United States tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

The recently passed comprehensive federal tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the TCJA, which significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), the limitation of the deduction for net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks and modification or repeal of many business deductions and credits (including the reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). We continue to examine the impact this tax reform legislation may have on our business. However, the effect of the TCJA on our business, whether adverse or favorable, is uncertain, and may not become evident for some period of time. We urge investors to consult with their legal and tax advisers regarding the implications of the TCJA on an investment in our Common Stock.

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

As of March 15, 2019, XpresSpa had 517 full-time and 186 part-time employees in its locations. Excluding some dedicated retail staff, the majority of these employees are licensed to perform spa services, and hold such licenses as masseuses, nail technicians, aestheticians, barbers and master barbers. The demand for these licensed technicians has been increasing as more consumers gravitate to health and wellness treatments such as spa services. XpresSpa competes not only with other airport-based spa companies but with spa companies outside of the airport for this skilled labor force. In addition, all staff hired by XpresSpa must pass the background checks and security clearances necessary to work in airport locations. If XpresSpa is unable to attract and retain qualified staff to work in its airport locations, its ability to operate will be impacted negatively.

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

We have also adopted a stockholder rights plan in the form of a Section 382 Rights Plan, designed to help protect and preserve our substantial tax attributes primarily associated with our NOLs under Section 382 of the Internal Revenue Code and research tax credits under Sections 382 and 383 of the Internal Revenue Code and related United States Treasury regulations, which was approved by our stockholders in December 2016 and expires in March 2022. Although this is not the purpose of the Section 382 Rights Plan, it could have the effect of making it uneconomical for a third party to acquire us on a hostile basis.

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

As of March 15, 2019, we have 1,932,326 shares of Common Stock issued and outstanding, excluding shares of Common Stock issuable upon exercise of warrants, options or restricted stock units, or preferred stock on an as-converted basis. As shares saleable under Rule 144 are sold or as restrictions on resale lapse, the market price of our Common Stock could drop significantly if the holders of shares of restricted stock sell them or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well.

Ownership of our Common Stock may be highly concentrated, and it may prevent our existing stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers and directors beneficially own or control approximately 27% of our Common Stock on a fully diluted basis. Accordingly, these executive officers and directors, acting individually or as a group, have substantial influence over the outcome of a corporate action requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control of us, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the market value of our Common Stock due to investors’ perception that conflicts of interest may exist or arise.

The exercise of a substantial number of warrants or options by our security holders may have an adverse effect on the market price of our Common Stock.

Should our warrants outstanding as of March 15, 2019 be exercised, there would be an additional 703,669 shares of Common Stock eligible for trading in the public market. The incentive equity instruments granted to our management, employees, directors and consultants are subject to acceleration of vesting of 75% and 100% (according to the agreement signed with each grantee) upon a subsequent change of control. Such securities, if exercised, will increase the number of issued and outstanding shares of our Common Stock. Therefore, the sale of the shares of Common Stock underlying the warrants and options could have an adverse effect on the market price for our securities and/or on our ability to obtain future financing.

We have no current plans to pay dividends on our Common Stock, and our investors may not receive funds without selling their stock.

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

The market price for our shares of Common Stock historically has been highly volatile, and the market for our shares has from time to time experienced significant price and volume fluctuations, based both on our operating performance and for reasons that appear to be unrelated to our operating performance. The market price of our shares of Common Stock may fluctuate significantly in response to a number of factors, including:

•	our ability to realize the expected value and benefits of our recent business and asset acquisitions;

•	the level of our financial resources;

•	our ability to develop and introduce new products and services;

•	developments concerning our intellectual property rights generally or those of us or our competitors;

•	our ability to raise additional capital to fund our operations and business plan and the effects that such financing may have on the value of the equity instruments held by our stockholders;

•	our ability to retain key personnel;

•	general economic conditions and level of consumer and corporate spending on health and wellness, and travel;

•	our ability to hire a skilled labor force and the costs associated;

•	our ability to secure new retail locations, maintain existing ones, and ensure continued customer traffic at those locations;

•	changes in securities analysts’ estimates of our financial performance or deviations in our business and the trading price of our Common Stock from the estimates of securities analysts;

•	our ability to protect our customers’ financial data and other personal information;

•	the loss of one or more of our significant suppliers;

•	unexpected trends in the health and wellness and travel industries and potential technology and service obsolescence;

•	market acceptance, quality, pricing, availability and useful life of our products and/or services, as well as the mix of our products and services sold; and

•	lawsuits, claims, and investigations that may be filed against us and other events that may adversely affect our reputation.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our Common Stock.

The continued listing standards of Nasdaq provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days or if stockholders’ equity is less than $2.5 million. On March 16, 2018, we received a notification letter from The Nasdaq Stock Market informing us that for the last 30 consecutive business days, the bid price of our securities had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on The Nasdaq Capital Market pursuant to Listing Rule 5550(a)(2). In order to regain compliance, on February 22, 2019, we filed a certificate of amendment to our amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a one-for-twenty reverse stock split of our outstanding shares of Common Stock. On March 11, 2019, we received a notification letter from The Nasdaq Stock Market informing us that we had regained compliance with Listing Rule 5550(a)(2).

While we have exercised diligent efforts to maintain the listing of our Common Stock on Nasdaq, there can be no assurance that we will be able to continue to meet the continuing listing requirements of The Nasdaq Capital Market. If we are unable to meet the continuing listing requirements, Nasdaq may take steps to delist our Common Stock. Such a delisting would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. Further, if we were to be delisted from The Nasdaq Capital Market, our Common Stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities.

Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our Common Stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Any issuance of equity we may undertake in the future to raise additional capital could cause the price of our shares to decline or require us to issue shares at a price that is lower than that paid by holders of our shares in the past, which would result in previously issued shares being dilutive. If we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to rights as a holder of Common Stock, which could impair the value of our shares.

If we exercise the option to repay the Series D preferred stock (the “Series D Preferred Stock”) in Common Stock rather than cash, such repayment may result in the issuance of a large number of shares of Common Stock which may have a negative effect on the trading price of our Common Stock as well as a dilutive effect.

Pursuant to the terms of the shares of Series D Preferred Stock, on the seven-year anniversary of the initial issuance date of the shares of Series D Preferred Stock, December 23, 2023, we may repay each share of Series D Preferred Stock, at our option, in cash, by delivery of shares of Common Stock or through any combination thereof. If we elect to make a payment, or any portion thereof, in shares of Common Stock, the number of shares deliverable (the “Base Shares”) will be based on the volume weighted average price per share of our Common Stock for the thirty trading days prior to the date of calculation (the “Base Price”) plus an additional number of shares of Common Stock (the “Premium Shares”), calculated as follows: (i) if the Base Price is greater than $180.00, no Premium Shares shall be issued, (ii) if the Base Price is greater than $140.00 and equal to or less than $180.00, an additional number of shares equal to 5% of the Base Shares shall be issued, (iii) if the Base Price is greater than $120.00 and equal to or less than $140.00, an additional number of shares equal to 10% of the Base Shares shall be issued, (iv) if the Base Price is greater than $100.00 and equal to or less than $120.00, an additional number of shares equal to 20% of the Base Shares shall be issued and (v) if the Base Price is less than or equal to $100.00, an additional number of shares equal to 25% of the Base Shares shall be issued. Accordingly, if the volume weighted average price per share of our Common Stock is below $180.00 per share as of the time of repayment and we exercise the option to make such repayment in shares of our Common Stock, a large number of shares of our Common Stock may be issued to the holders of shares of Series D Preferred Stock upon maturity which may have a negative effect on the trading price of our Common Stock.

On December 23, 2023, upon the maturity of the Series D Preferred Stock, when determining whether to repay the Series D Preferred Stock in cash or shares of Common Stock, we expect to consider a number of factors, including our cash position, the price of our Common Stock and our capital structure at such time. Because we do not have to make a determination as to which option to elect until 2023, it is impossible to predict whether it is more or less likely to repay in cash, stock or a portion of each.

If we exercise the option to repay the Series E preferred stock (the “Series E Preferred Stock”) in Common Stock rather than cash, such repayment may result in the issuance of a large number of shares of Common Stock which may have a negative effect on the trading price of our Common Stock as well as a dilutive effect.

Pursuant to the terms of the shares of Series E Preferred Stock, on the seven-year anniversary of the initial issuance date of the shares of Series E Preferred Stock, November 14, 2025 in the case the 3,225,806 shares of Series E Preferred Stock issued on November 14, 2018, December 28, 2025 in the case of the 322,581 shares of Series E Preferred Stock issued on December 28, 2018, we may repay each share of Series E Preferred Stock, at our option, in cash, by delivery of shares of Common Stock or through any combination thereof. If we elect to make a payment, or any portion thereof, in shares of Common Stock, the Base Shares will be based on the Base Price plus the Premium Shares, calculated as follows: (i) if the Base Price is greater than $180.00, no Premium Shares shall be issued, (ii) if the Base Price is greater than $140.00 and equal to or less than $180.00, an additional number of shares equal to 5% of the Base Shares shall be issued, (iii) if the Base Price is greater than $120.00 and equal to or less than $140.00, an additional number of shares equal to 10% of the Base Shares shall be issued, (iv) if the Base Price is greater than $100.00 and equal to or less than $120.00, an additional number of shares equal to 20% of the Base Shares shall be issued and (v) if the Base Price is less than or equal to $100.00, an additional number of shares equal to 25% of the Base Shares shall be issued. Accordingly, if the volume weighted average price per share of our Common Stock is below $180.00 per share as of the time of repayment and we exercise the option to make such repayment in shares of our Common Stock, a large number of shares of our Common Stock may be issued to the holders of shares of Series E Preferred Stock upon maturity which may have a negative effect on the trading price of our Common Stock.

On November 14, 2025 or December 28, 2025, as applicable, upon the maturity of the Series E Preferred Stock, when determining whether to repay the Series E Preferred Stock in cash or shares of Common Stock, we expect to consider a number of factors, including our cash position, the price of our Common Stock and our capital structure at such time. Because we do not have to make a determination as to which option to elect until 2023, it is impossible to predict whether it is more or less likely to repay in cash, stock or a portion of each.

Having availed ourselves of scaled disclosure available to smaller reporting companies, we cannot be certain if such reduced disclosure will make our Common Stock less attractive to investors.

Under Section 12b-2 of the Exchange Act, a "smaller reporting company" is a company that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company, and has a public float of less than $250 million and annual revenues of less than $100 million during the most recently completed fiscal year. Similar to emerging growth companies, smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2018, XpresSpa had 56 company-operated stores in 23 airports, and one off-airport location in New York City, in the United States, Netherlands and United Arab Emirates. All of the stores as of that date were leased, typically with one or two renewal options after the initial term. Economic terms vary by type and location of store and, on average, the lease terms are 5-8 years with several stores operating on a month-to-month basis.

Our New York office, which serves as our corporate office, is located at 780 Third Avenue, 12th Floor, New York, New York. The annual rental fee for this space is approximately $409,000 and the lease expires in October 2019. We believe that our facility is adequate to accommodate our business needs.

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

On January 3, 2017, XpresSpa filed a lawsuit in the Supreme Court of the State of New York, County of New York, against Cordial and several related parties. The lawsuit alleges breach of contract, unjust enrichment, breach of fiduciary duty, fraudulent inducement, fraudulent concealment, tortious interference, and breach of good faith and fair dealing. XpresSpa is seeking damages, declaratory judgment, rescission/termination of certain agreements, disgorgement of revenue, fees and costs, and various other relief. On February 21, 2017, the defendants filed a motion to dismiss. On March 3, 2017, XpresSpa filed a first amended complaint against the defendants. On April 5, 2017, Cordial filed a motion to dismiss. On September 12, 2017, the Court held a hearing on the motion to dismiss. On November 2, 2017, the Court granted the motion to dismiss which was entered on November 13, 2017. On December 22, 2017, XpresSpa filed a notice of appeal, and on September 24, 2018, XpresSpa perfected its appellate rights and submitted a brief to the Supreme Court of New York, First Department appellate court. Oral arguments on the appeal are expected to take place in early 2019. Oral argument on the appeal went forward on March 20, 2019, and the court likely will rule in the coming months.

On March 30, 2018, Cordial filed a lawsuit against XpresSpa, a subsidiary of XpresSpa, and several additional parties in the Superior Court of Fulton County, Georgia, alleging the violation of Cordial’s civil rights, tortious interference, breach of fiduciary duty, civil conspiracy, conversion, retaliation, and unjust enrichment. Cordial has threated to seek punitive damages, attorneys’ fees and litigation expenses, accounting, indemnification, and declaratory judgment as to the status of the membership interests of XpresSpa and Cordial in the joint venture and Cordial’s right to profit distributions and management fees from the joint venture. On May 3, 2018, the Court issued an order extending the time for the defendants to respond to Cordial’s lawsuit until June 25, 2018. On May 4, 2018, the defendants moved the lawsuit to the United States District Court for the Northern District of Georgia. On June 5, 2018, the Court granted an extension of time for the defendants’ response until August 17, 2018. On August 9, 2018, the Court granted an additional extension of time for the defendants’ response until September 7, 2018, and thereafter provided another extension pending the Court’s consideration of XpresSpa’s Motion to Stay all action in the Georgia lawsuit, pending resolution of the New York lawsuit and the FAA action. On October 29, 2018, XpresSpa’s Motion to Stay was denied. Prior to resolution of the Motion to Stay, Cordial filed a Motion for Temporary Restraining Order (“TRO Motion”), seeking to enjoin the defendants and specifically XpresSpa, from, among other things, distributing any cash flow, net profits, or management fees, or otherwise expending resources beyond necessary operation expenses. XpresSpa filed an opposition and, in a decision entered December 26, 2018, the Court denied Cordial’s TRO Motion entirely. Defendants filed a Motion to Dismiss the Complaint in its entirety on November 20, 2018, which is pending decision by the Court.

In re Chen et al.

In March 2015, four former XpresSpa employees who worked at XpresSpa locations in John F. Kennedy International Airport and LaGuardia Airport filed a putative class and collective action wage-hour litigation in the United States District Court, Eastern District of New York. In re Chen et al., CV 15-1347 (E.D.N.Y.). Plaintiffs claim that they and other spa technicians around the country were misclassified as exempt commissioned salespersons under Section 7(i) of the federal Fair Labor Standards Act (“FLSA”). Plaintiffs also assert class claims for unpaid overtime on behalf of New York spa technicians under the New York Labor Law, and discriminatory employment practices under New York State and City laws. On July 1, 2015, the plaintiffs moved to have the court authorize notice of the FLSA misclassification claim sent to all employees in the spa technician job classification at XpresSpa locations around the country in the last three years. Defendants opposed the motion. On February 16, 2016, the Magistrate Judge assigned to the case issued a Report & Recommendation, recommending that the District Court Judge grant the plaintiffs’ motion. On March 1, 2016, the defendants filed Opposition to the Magistrate Judge’s Report & Recommendation, arguing that the District Court Judge should reject the Magistrate Judge’s findings. On September 23, 2016, the court ruled in favor of the plaintiffs and conditionally certified the class. The parties held a mediation on February 28, 2017 and reached an agreement on a settlement in principle. On September 6, 2017, the parties entered into a settlement agreement. On September 15, 2017, the parties filed a motion for settlement approval with the Court. XpresSpa subsequently paid the agreed-upon settlement amount to the settlement claims administrator to be held in escrow pending a fairness hearing and final approval by the Court. On March 30, 2018, the Court entered a Memorandum and Order denying the motion without prejudice to renewal due to questions and concerns the Court had about certain settlement terms. On April 24, 2018, the parties jointly submitted a supplemental letter to the Court advocating for the fairness and adequacy of the settlement, and appeared in Court on April 25, 2018 for a hearing to discuss the settlement terms in greater detail with the assigned Magistrate Judge. At the conclusion of the hearing, the Court still had questions about the adequacy and fairness of the settlement terms, and the Judge asked that the parties jointly submit additional information to the Court addressing the open issues. The parties submitted such information to the Court on May 18, 2018 and are awaiting the Court’s ruling on the open issues.

Binn v. FORM Holdings Corp. et al.

On November 6, 2017, Moreton Binn and Marisol F, LLC, former stockholders of XpresSpa, filed a lawsuit against the Company and its directors in the United States District Court for the Southern District of New York. The lawsuit alleged violations of various sections of the Securities Exchange Act of 1934 (“Exchange Act”), material omissions and misrepresentations (negligent and fraudulent), fraudulent omission, expropriation, breach of fiduciary duties, aiding and abetting, and unjust enrichment in the defendants’ conduct related to the Company’s acquisition of XpresSpa, and sought rescission of the transaction, damages, equitable and injunctive relief, fees and costs, and various other relief. On January 17, 2018, the defendants filed a motion to dismiss the complaint. On February 7, 2018, the plaintiffs amended their complaint. On February 28, 2018, the defendants filed a motion to dismiss the amended complaint. By March 30, 2018, the motion to dismiss was fully briefed. On August 7, 2018, the Court ruled on the defendants’ motion, dismissing eight of the plaintiffs’ ten claims and denying the defendants’ motion to dismiss with respect to the two remaining claims, related to the Exchange Act. On October 30, 2018, the Court ordered that the plaintiffs could file an amended complaint and, in response, the defendants could move for summary judgment. Consistent with the Court’s Order, on November 16, 2018, the plaintiffs filed a second amended complaint, modifying their allegations, and asserting claims pursuant to the Exchange Act, the Securities Act of 1933, and bringing a breach of contract claim. On December 17, 2018, the defendants filed a motion for summary judgment seeking dismissal of all claims. On February 1, 2019, the plaintiffs filed an opposition to defendants’ motion and filed a counter motion for partial summary judgment concerning one of the alleged misstatements. The defendants’ motion for summary judgment was fully briefed as of March 1, 2019. The plaintiffs’ partial motion for summary judgment was fully briefed as of March 15, 2019.

Krainz v. FORM Holdings Corp. et al.

On March 20, 2019, a second suit was commenced in the United States District Court for the Southern District of New York against FORM Holdings Corp., seven of its directors and former directors, as well as a managing director of Mistral Equity Partners. The individual plaintiff, Roman Kainz, who was a shareholder of XpresSpa Holdings, LLC at the time of its merger with FORM Holdings Corp, alleges that Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false statements concerning, inter alia, the merger and the independence of FORM Holdings Corp.’s board of directors, violated Section 12(2) of the Securities Act of 1933, breached the Merger Agreement by making false and misleading statements concerning the merger, and fraudulently induced Plaintiff into signing the joinder agreement related to the Merger. This suit seeks rescission of the transaction, damages, equitable and injunctive relief, fees and costs, and various other relief.

Route1

On May 23, 2018, Route1 and Group Mobile filed a Statement of Claim against the Company in the Ontario (Canada) Superior Court of Justice seeking monetary damages based on indemnity claims made by Route1 and Group Mobile pursuant to the Group Mobile Purchase Agreement, including an offset against funds payable to the Company by Route1 and Group Mobile pursuant to the Group Mobile Purchase Agreement. On August 13, 2018, the Company filed its Defense and Counterclaim, seeking the payment of such funds payable to the Company by Route1 and Group Mobile pursuant to the Group Mobile Purchase Agreement.

Rodger Jenkins v. XpresSpa Group, Inc.

In March 2019, Rodger Jenkins filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The lawsuit alleges breach of contract of the stock purchase agreement related to the Company’s acquisition of Excalibur Integrated Systems, Inc. and seeks specific performance, compensatory damages and other fees, expenses and costs.

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

In February 2019, the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-20 reverse stock split of shares of the Company’s Common Stock, par value $0.01 per share.

Stockholders

As of March 15, 2019, we had 49 stockholders of record of the 1,932,326 outstanding shares of our Common Stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities

On November 30, 2018, we issued 23,333 shares of our Common Stock to our outside law firm for partial payment of outstanding invoices for legal services. These securities were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

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

As a result of the transition to a pure-play health and wellness services company, we currently have one operating segment that is also our sole reporting unit, XpresSpa, a leading airport retailer of spa services. XpresSpa is a well-recognized airport spa brand with 56 locations, consisting of 51 domestic and 5 international locations as of December 31, 2018. XpresSpa offers travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. During 2018 and 2017, XpresSpa generated $49,294,000 and $48,373,000 of revenue, respectively. In 2018, approximately 83% of XpresSpa’s total revenue was generated by services, primarily massage and nailcare, and 17% was generated by retail products, primarily travel accessories.

We own certain patent portfolios, which we look to monetize through sales and licensing agreements. During the year ended December 31, 2018, we determined that our former intellectual property operating segment would no longer be an area of focus and, as such, will no longer operate as a separate operating segment, as it is not expected to generate any material revenues or operating costs.

In October 2017, we completed the sale of FLI Charge, Inc. (“FLI Charge”) and in March 2018, we completed the sale of Group Mobile Int’l LLC (“Group Mobile”). These two entities previously comprised our technology operating segment. The results of operations for FLI Charge and Group Mobile are presented in the consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations. The carrying amounts of assets and liabilities belonging to Group Mobile as of December 31, 2018, and FLI Charge and Group Mobile as of December 31, 2017, are presented in the consolidated balance sheets as assets held for disposal and liabilities held for disposal, respectively.

Liquidity and Going Concern

As of December 31, 2018, we had approximately $3,403,000 of cash and cash equivalents, $2,247,000 of inventory and prepaid expenses and $109,000 of assets held for disposal, which amount to total current assets of $5,759,000. Our total current liabilities balance, which includes accounts payable, accrued expenses, debt, and the current portion of Convertible Notes, was $16,658,000 as of December 31, 2018. The working capital deficiency of $10,899,000 as of December 31, 2018 includes $1,986,000 of convertible notes classified as short-term for which principal repayments may be made in shares of Common Stock at our election. In addition, included in total current liabilities is approximately $1,742,000 which relates to obligations that will not settle in cash, and an additional $465,000 of liabilities that are not expected to settle in the next twelve months.

While we have aggressively reduced operating and overhead expenses, and while we continue to focus on our overall profitability, we have continued to generate negative cash flows from operations and we expect to incur net losses in the foreseeable future. As discussed above and elsewhere in this Annual Report on Form 10-K, the report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2018 and 2017 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. The receipt of this explanatory paragraph with respect to our financial statements for the years ended December 31, 2018 and 2017 will result in a breach of a covenant under the Senior Secured Note which, if unremedied for a period of 30 days after the date hereof, will constitute an event of default under the Senior Secured Note. Upon the occurrence of an event of default under the Senior Secured Note, Rockmore may, among other things, declare the Senior Secured Note and all accrued and unpaid interest thereon and all other amounts owing under the Senior Secured Note to be due and payable. If the maturity date of the Senior Secured Note is accelerated as a result of the event of default referenced above, an event of default under the Convertible Notes would be triggered. If an event of default under the Convertible Notes occurs, the outstanding principal amount of the Convertible Notes, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash.

We have taken actions to improve our overall cash position and access to liquidity by exploring valuable strategic partnerships, right-sizing our corporate structure, and stream-lining our operations. We expect that the actions taken in 2018 and early 2019 will enhance our liquidity and financial environment. In addition, we expect to generate additional liquidity through the monetization of certain investments and other assets. We expect that these actions will be executed in alignment with the anticipated timing of our liquidity needs. There can be no assurance, however, that any such opportunities will materialize.

Our historical operating results indicate that there is substantial doubt related to the Company's ability to continue as a going concern. We believe it is probable that the actions discussed above will transpire and will successfully mitigate the substantial doubt raised by our historical operating results and will satisfy our liquidity needs 12 months from the issuance of the financial statements. However, we cannot reasonably predict with any certainty that the results of our planned actions will generate the expected liquidity required to satisfy our liquidity needs.

If we continue to experience operating losses, and we are not able to generate additional liquidity through the actions described above or through some combination of other actions, while not expected, we may not be able to access additional funds and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business.

Recent Developments

CEO Transition

On February 8, 2019, Edward Jankowski resigned as Chief Executive Officer of the Company and as a director of the Company. Mr. Jankowski’s resignation was not as a result of any disagreement with the Company on any matters related to the Company’s operations, policies or practices. Mr. Jankowski will receive termination benefits including $375,000 payable in equal installments over a twelve-month term commencing on February 13, 2019 and COBRA continuation coverage paid in full by the Company for up to a maximum of twelve months.

Effective as of February 11, 2019, Douglas Satzman was appointed by our board of directors as the Chief Executive Officer of the Company and as a director of the Company.

Reverse Stock Split

On February 22, 2019, we filed a certificate of amendment to our amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-20 reverse stock split of our shares of Common Stock. Such amendment and ratio were previously approved by our stockholders and board of directors, respectively.

As a result of the reverse stock split, every twenty (20) shares of our pre-reverse split Common Stock were combined and reclassified into one (1) share of Common Stock. Proportionate voting rights and other rights of Common Stock holders were affected by the reverse stock split. Stockholders who would have otherwise held a fractional share of Common Stock received payment in cash in lieu of any such resulting fractional shares of Common Stock as the post-reverse split amounts of Common Stock were rounded down to the nearest full share. Such cash payment in lieu of a fractional share of Common Stock was calculated by multiplying such fractional interest in one share of Common Stock by the closing trading price of our Common Stock on February 22, 2019, and rounded to the nearest cent. No fractional shares were issued in connection with the reverse stock split.

Our Common Stock began trading on the Nasdaq Capital Market on a post-reverse split basis at the open of business on February 25, 2019.

Dispositions

On October 20, 2017, we sold FLI Charge to a group of private investors and FLI Charge management, who now own and operate FLI Charge. In February 2019, the Company entered into an agreement to release FLI Charge’s obligation to pay any royalties on FLI Charge’s perpetual gross revenues with regard to conductive wireless charging, power, or accessories, and to cancel its warrants exercisable in FLI Charge in exchange for cash proceeds of $1,100,000 which were received in full on February 15, 2019.

On March 22, 2018, we sold Group Mobile to a third party. We have not provided any continued management or financing support to FLI Charge or Group Mobile.

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

Sale of Patents

In January 2018, we sold certain patents to Crypto Currency Patent Holdings Company LLC, a unit of Marathon Patent Group, Inc. (“Marathon”), for approximately $1,250,000, comprised of $250,000 in cash and 250,000 shares of Marathon Common Stock valued at approximately $1,000,000 (the “Marathon Common Stock”) at the time of the transaction. The Marathon Common Stock was subject to a lockup period (the “Lockup Period”) which commenced on the Transaction Date and ended on July 11, 2018, subject to a leak-out provision.

Collaboration Agreement

On November 12, 2018, we entered into a Product Sale and Marketing Agreement (the “Collaboration Agreement”) with Calm.com, Inc. (“Calm”) primarily related to the display, marketing, promotion, offer for sale and sale of Calm’s products in each of our branded stores throughout the United States.

The Collaboration Agreement will remain in effect until July 31, 2019, unless terminated earlier in accordance with its terms, and automatically renew for successive terms of six months unless either party provides written notice of termination no later than thirty days prior to any such automatic renewal.

Financings

Secured Convertible Notes

On May 15, 2018, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which we agreed to sell up to (i) an aggregate principal amount of $4,438,000 in 5% Secured Convertible Notes due on November 16, 2019, which included $88,000 issued to Palladium Capital Advisors as Placement Agent (the “Convertible Notes”), convertible into shares of our Common Stock, par value $0.01 per share (the “Common Stock”) at a conversion price of $12.40 per share, (ii) Class A Warrants (the “Class A Warrants”) to purchase 357,862 shares of Common Stock at an exercise price of $12.40 per share and (iii) Class B Warrants (the “Class B Warrants,” and together with the Class A Warrants, the “Warrants”) to purchase 178,931 shares of Common Stock at an exercise price of $12.40 per share. The Convertible Notes bear interest at a rate of 5% per annum. The Convertible Notes are senior secured obligations of ours and are secured by certain of our personal property. Unless earlier converted or redeemed, the Convertible Notes will mature on November 16, 2019. The transaction closed on May 17, 2018, at which time we received $4,350,000 in gross proceeds from the Investors.

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

On August 14, 2018, we entered into an Amendment Agreement (“Amendment Agreement”) whereby the initial monthly principal repayment and accrued interest due on the Convertible Notes of $351,000 was settled in 103,350 shares of Common Stock on August 15, 2018. All other material terms of the Securities Purchase Agreement remained unchanged. During the year ended December 31, 2018, several of the Investors converted their monthly principal payments and accrued interest due on the Convertible Notes into shares of Common Stock pursuant to the Amendment Agreement, resulting in the issuance of an additional 377,109 shares of Common Stock.

On December 11, 2018, we entered into a Second Amendment Agreement (“Second Amendment Agreement”) whereby each Holder waived the Company’s obligation to make any Monthly Payments for the months of January, February and March 2019. Pursuant to the Second Amendment Agreement, each Holder was permitted to convert its pro-rata share of the Convertible Notes, at a conversion price of $4.00 per share of Common Stock, such that the maximum number of shares to be issued pursuant to this amendment shall not exceed 250,000 shares of Common Stock. All other material terms of the Securities Purchase Agreement remained unchanged. During the three-month period ended December 31, 2018, one of the Investors converted a portion of their allotted shares, in settlement of $23,000, into shares of Common Stock pursuant to the Second Amendment Agreement, resulting in the issuance of an additional 5,627 shares of Common Stock.

Series E Preferred Stock Financing

In connection with the entry into the Collaboration Agreement, we entered into a stock purchase agreement (the “Purchase Agreement”) with Calm, pursuant to which we issued to Calm an aggregate of 32,258 shares of our newly designated Series E Convertible Preferred Stock, par value $0.01 per share (the “Series E Preferred Stock”), which are initially convertible into 161,290 shares of Common Stock, par value $0.01 per share, at a conversion price of $12.40 per share, subject to certain adjustments. The purchase price per share of the Series E Preferred Stock was $62.00 per share for gross proceeds to us of $2,000,000. In addition, on December 28, 2018, in satisfaction of the conditions under the Purchase Agreement, we sold, and Calm purchased, 16,129 additional shares of Series E Preferred Stock (the “Additional Series E Shares”), which are initially convertible into 80,645 shares of Common Stock at a conversion price of $12.40 per share, subject to certain adjustments, for gross proceeds to us of $1,000,000. The sale of Additional Series E Shares were on the same terms and conditions as those contained in the Purchase Agreement.

Our Strategy and Outlook

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

	2018			2017			%
	Comp Store	Non-Comp Store	Total	Comp Store	Non-Comp Store	Total
Revenue	$42,653,000	$6,641,000	$49,294,000	$44,075,000	$4,298,000	$48,373,000	(3.2)%

Comp Store Sales decreased 3.2% during the year ended December 31, 2018 as compared to the same period in 2017. As of December 31, 2018, XpresSpa had 56 open locations; during the year, XpresSpa opened six new locations, and closed six underperforming locations.

We plan to grow XpresSpa by:

•	continuing to focus on spa-level productivity and leveraging retail partnerships to increase units per transaction, which will contribute to the growth of the Comp Store Sales;

•	through the opening of new locations; and

•	through our franchising program, which was approved in January 2018, and for which we signed our first franchisee in November 2018 with our first franchise location scheduled to open in the spring of 2019.

Quarterly and Full-Year 2018 Adjusted EBITDA Loss

	Quarter-Ended
	March 31	June 30	September 30	December 31	Total
Products and services revenue	$11,800,000	$13,038,000	$12,922,000	$11,534,000	$49,294,000

Cost of sales
Labor	(6,210,000)	(6,490,000)	(5,997,000)	(5,672,000)	(24,369,000)
Occupancy	(2,060,000)	(2,160,000)	(1,996,000)	(1,902,000)	(8,118,000)
Product and other operating costs	(1,443,000)	(1,709,000)	(1,966,000)	(1,756,000)	(6,874,000)
Total cost of sales	(9,713,000)	(10,359,000)	(9,959,000)	(9,330,000)	(39,361,000)

Store margin	2,087,000	2,679,000	2,963,000	2,204,000	9,933,000
Store margin as a % of total revenue	17.7%	20.5%	22.9%	19.1%	20.2%

Depreciation and amortization
Depreciation and impairment	(1,047,000)	(1,232,000)	(1,195,000)	(3,559,000)	(7,033,000)
Amortization	(606,000)	(611,000)	(684,000)	(564,000)	(2,465,000)
Goodwill impairment	(19,630,000)	—	—	—	(19,630,000)
Total depreciation and amortization	(21,283,000)	(1,843,000)	(1,879,000)	(4,123,000)	(29,128,000)

Total general and administrative	(4,596,000)	(3,904,000)	(3,943,000)	(3,797,000)	(16,240,000)

Other operating revenue and expense
Other operating revenue	800,000	—	—	—	800,000
Other operating expense	(64,000)	—	(26,000)	—	(90,000)
Total other operating revenue, net	736,000	—	(26,000)	—	710,000

Operating loss from continuing operations	(23,056,000)	(3,068,000)	(2,885,000)	(5,716,000)	(34,725,000)

Plus:
Depreciation and amortization	1,653,000	1,843,000	1,879,000	4,123,000	9,498,000
Goodwill impairment	19,630,000	—	—	—	19,630,000
One-time costs	—	605,000	452,000	961,000	2,018,000
Stock-based compensation expense	312,000	259,000	194,000	151,000	916,000

Adjusted EBITDA loss	$(1,461,000)	$(361,000)	$(360,000)	$(481,000)	$(2,663,000)

One-time costs, which we do not expect to recur in future periods, relate to the following:

•	professional fees of $1,309,000 related to certain consultants assisting with non-recurring projects;

•	one-time project costs related to the buildout and implementation of a business analytics tool of $359,000; and

•	severance costs of $350,000

During the year ended December 31, 2018, our Adjusted EBITDA loss decreased by $842,000 to $2,663,000 from $3,505,000 for the year ended December 31, 2017. The decrease was primarily attributable to management’s efforts to right-size the corporate structure, streamline operations, and aggressively reduce operating and overhead expenses.

We use GAAP and non-GAAP measurements to assess the trends in our business. With respect to XpresSpa, we review its Adjusted EBITDA, a non-GAAP measure, which we define as earnings before interest, tax, depreciation and amortization expense, excluding merger and acquisition, integration and one-time costs and stock-based compensation.

Adjusted EBITDA is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. Reconciliations of operating loss from continuing operations for the Company for the year ended December 31, 2018 to Adjusted EBITDA loss are presented in the tables above.

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

Results of Operations

Revenue

We recognize revenue from the sale of XpresSpa products and services at the point of sale, net of discounts and applicable sales taxes. Revenues from the XpresSpa wholesale and e-commerce businesses are recorded at the time goods are shipped. Accordingly, we recognize revenue for our single performance obligation related to both in-store and online sales at the point at which the service has been performed or the control of the merchandise has passed to the customer. We exclude all sales taxes assessed to our customers. Sales taxes assessed on revenues are included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets until remitted to the state agencies.

We also have a franchise agreement with an unaffiliated franchisee to operate an XpresSpa location. We have identified the franchise right as a distinct performance obligation that transfers over time, and therefore any portion of the non-recurring initial franchise fee that is allocated to the franchise right should be recognized over the course of the contract rather than all upfront as would be the case with distinct performance obligations. Under our franchising model, all initial franchising fees relate to the franchise right and therefore are recognized over the course of the contract which commences upon signing of the agreement. Upon receipt of the non-recurring, non-refundable initial franchise fee, management records a deferred revenue asset and recognizes revenue on a straight-line basis over the contract term. As of December 31, 2018, there were no franchise royalty revenues as operations have not yet commenced. Once operations commence, franchise royalty revenue will be recorded in the period earned.

Other revenue relates to one-time intellectual property licenses as well as the sale of certain of our intellectual property. Revenue from patent licensing is recognized when we transfer promised intellectual property rights to purchasers in an amount that reflects the consideration to which we expect to be entitled in exchange for those intellectual property rights. Currently, revenue arrangements related to intellectual property provide for the payment of contractually determined fees and other consideration for the grant of certain intellectual property rights related to our patents. These rights typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patents, (ii) the release of the licensee from certain claims, and (iii) the dismissal of any pending litigation. The intellectual property rights granted typically extend until the expiration of the related patents. Pursuant to the terms of these agreements, we have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our part to maintain or upgrade the related technology, or provide future support or services. Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the upfront payment. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, receipt of the upfront fee, and transfer of the promised intellectual property rights.

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

Cost of sales associated with revenue from intellectual property mainly includes expenses incurred in connection with the Company’s patent licensing and enforcement activities, patent-related legal expenses paid to external patent counsel (including contingent legal fees), licensing and enforcement related research, consulting and other expenses paid to third parties, as well as related internal payroll expenses.

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

Income taxes

On December 22, 2017, the United States government enacted comprehensive tax reform, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Tax Act made changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among other changes, that was effective for tax years beginning after December 31, 2017.

As of December 31, 2018, deferred tax assets generated from our activities in the United States were offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be generated before such net operating loss carryforwards expire.

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

The Company owns certain patent portfolios, which it looks to monetize through sales and licensing agreements. During the year ended December 31, 2018, the Company determined that its former intellectual property operating segment would no longer be an area of focus and, as such, will no longer operate as a separate operating segment, as it is not expected to generate any material revenues or operating costs.

Year ended December 31, 2018 compared to the year ended December 31, 2017

Revenue

	Year ended December 31,
	2018	2017	Change
Products and services	$49,294,000	$48,373,000	$921,000
Other	800,000	450,000	350,000
Total revenue	$50,094,000	$48,823,000	$1,271,000

During the year ended December 31, 2018, we recorded total revenue of $50,094,000, which represents an increase of $921,000, or 1.9%, as compared to $48,823,000 recorded in the year ended December 31, 2017. The increase in revenue was mainly due to the timing of the opening of new XpresSpa locations during the fourth quarter of fiscal 2017 and the first three quarters of fiscal 2018. During 2018, we generated 83% of our revenues from services and 17% of our revenues from retail sales. We plan to grow XpresSpa’s revenue through a combination of increases in sales at our existing XpresSpa locations and the addition of new locations.

Additionally, during the year ended December 31, 2018, we sold certain of our patents for consideration which included $250,000 and 250,000 shares of Common Stock in Marathon Patent Group, Inc. that were fair valued at $450,000. Also, in each twelve-month period ended December 31, 2018 and 2017, we entered into an executed confidential patent license agreement with a third-party for which we received a one-time lump sum payment of $100,000.

Cost of sales

	Year ended December 31,
	2018	2017	Change
Cost of sales	$39,451,000	$38,986,000	$465,000

During the year ended December 31, 2018, we recorded total cost of sales of $39,451,000. The increase in cost of sales of $465,000, or 1.2%, was consistent with the increase in revenues, as we have experienced an increase in cost of sales associated with labor and occupancy due to the opening of new stores during the fourth quarter of 2017 and the first three quarters of fiscal 2018. Although we had 56 locations as of both December 31, 2018 and 2017, we had 57 locations as of September 30, 3018 compared to 51 locations as of September 30, 2017. The largest component in the cost of sales are labor costs at the store-level, as our associates receive commission-based compensation as well as additional incentives based on individual and store performance. Cost of sales also includes rent and related occupancy costs, which are also a percentage of sales, as well as product costs directly associated with the procurement of retail inventory and other operating costs.

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

Depreciation, amortization, and impairment

	Year ended December 31,
	2018	2017	Change
Depreciation and amortization	$9,498,000	$7,976,000	$1,522,000

During the year ended December 31, 2018, depreciation and amortization expense totaled $9,498,000, which represents an increase of $1,522,000, or 19.1%, compared to the depreciation and amortization expense recorded during the year ended December 31, 2017. The increase was primarily due to the depreciation expense related to the increase in the number of stores open during the year ended December 31, 2018 compared to the year ended December 31, 2017. Additionally, included in the depreciation expense for the year ended December 31, 2018 is a $2,100,000 expense for impairment of fixed assets in locations where we have obligations under long-term leases.

Goodwill impairment

	Year ended December 31,
	2018	2017	Change
Goodwill impairment	$19,630,000	$—	$19,630,000

During the year ended December 31, 2018, we recorded $19,630,000 of goodwill impairment expense. There was no goodwill impairment recorded during the year ended December 31, 2017.

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

During the first quarter of fiscal year 2018, our stock price declined from an opening price of $27.20 on January 2, 2018 to $14.40 on March 29, 2018. Subsequently, on April 19, 2018, we entered into a separation agreement with our Chief Executive Officer regarding his resignation as Chief Executive Officer and as our Director.

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

The impairment to goodwill was a result of the structural changes to the Company, including completion of the transition from a holding company to a pure-play health and wellness company and the change in Executive Management.

General and administrative

	Year ended December 31,
	2018	2017	Change
General and administrative	$16,240,000	$16,577,000	$(337,000)

During the year ended December 31, 2018, general and administrative expenses decreased by $337,000, or 2.0%, to $16,240,000, compared to $16,577,000 that was recorded during the year ended December 31, 2017. This decrease is a result of streamlined processes at the corporate level to reduce administrative costs, as well as a reduction in stock-based compensation expense of $1,261,000 from $2,177,000 for the year ended December 31, 2017 to $916,000 for the year ended December 31, 2018. The overall decrease in general and administrative expenses was partially offset by severance costs of $350,000, one-time professional fees of $1,309,000, and one-time project costs of $359,000 related to the buildout and implementation of a business analytics tool, which we do not expect to recur in future periods.

Non-operating expense, net

	Year ended December 31,
	2018	2017	Change
Non-operating expense, net	$(1,184,000)	$(1,285,000)	$(101,000)

Net non-operating expenses include interest expense, gain or loss on the revaluation of derivative warrant liabilities and other non-operating income and expenses.

During the year ended December 31, 2018, we recorded net non-operating expense in the amount of $1,184,000 compared to net non-operating expense in the amount of $1,285,000 recorded during the year ended December 31, 2017.

For the year ended December 31, 2018, we recorded interest expense of $731,000 related to our outstanding indebtedness with Rockmore, amortization of debt discount, debt issuance costs, and interest on our Convertible Notes of $1,240,000, and other non-operating expenses of $734,000, which includes $148,000 of loss on impairment related to the cost method investment in Marathon. These non-operating expenses were offset by a gain of $1,521,000 on the revaluation of the derivative warrant liabilities that is reported as non-operating income.

The net non-operating expense of $1,285,000 during 2017 was mainly comprised of $731,000 of interest expense related to a credit agreement and secured promissory note (the “Debt”) with Rockmore Investment Master Fund Ltd. (“Rockmore”), $470,000 of finance expenses, and $309,000 of other non-operating expenses. The net non-operating expenses were reduced by a gain of $225,000 on the revaluation of our derivative warrant liabilities and other non-operating income items.

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

Discontinued Operations

In October 2017, we completed the sale of FLI Charge and in March 2018, we completed the sale of Group Mobile. These two entities previously comprised our technology operating segment. The results of operations for FLI Charge and Group Mobile are presented in the consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations. The discontinued operations had a loss $1,115,000 for the year ended December 31, 2018, a decrease of $11,162,000 from the loss of $12,277,000 for discontinued operations for the year ended December 31, 2017.

Taxes on Income

On December 22, 2017, the United States government enacted the Tax Act, which made changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among other changes, that were generally effective for tax years beginning after December 31, 2017.

As of December 31, 2018, our estimated aggregate total NOLs were $150,926,000 for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $23,139,000 for U.S. federal purposes with an indefinite life due to new regulations in the TCJA of 2017. The NOL amounts are presented before Internal Revenue Code, Section 382 limitations (“Section 382”). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, our ability to utilize all such NOL and credit carryforwards may be limited. The NOLs available post-merger that we completed in 2012 that are not subject to limitation amount to $134,464,000. The remaining NOLs of $39,601,000 are subject to the limitation of Section 382. The annual limitation is approximately $2,000,000.

We did not have any material unrecognized tax benefits as of December 31, 2018. We do not expect to record any additional material provisions for unrecognized tax benefits within the next year.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for current and new XpresSpa locations. As of December 31, 2018, we had cash and cash equivalents of $3,403,000. We hold significant portions of our cash balance in overseas accounts, totaling $1,144,000, which is not insured by the Federal Deposit Insurance Corporation (“FDIC”). If we were to distribute the amounts held overseas, we would need to follow an approval and distribution process as it is defined in our operating and partnership agreements, which may delay and/or reduce the availability of our cash to us. Our total cash decreased by $2,965,000 from $6,368,000 as of December 31, 2017 to $3,403,000 as of December 31, 2018.

During the year ended December 31, 2018, we incurred $3,116,000 of capital expenditures, paid $320,000 in debt issuance costs associated with the Convertible Notes, paid $731,000 of interest on the Debt, distributed $1,636,000 to noncontrolling interests, and used $6,876,000 on our operations. This was offset by the receipt of $250,000 from the sale of patents in January 2018 and the receipt of $800,000 from a note receivable that was paid in full in February 2018, as well as the receipt of $4,350,000 in gross proceeds from the issuance of Convertible Notes in May 2018, and $3,000,000 in gross proceeds from the Series E Preferred Stock financing. We expect to utilize our cash and cash equivalents, along with cash flows from operations, to provide capital to support the growth of our business, primarily through opening new XpresSpa locations, maintaining our existing XpresSpa locations and supporting corporate functions.

As of December 31, 2018, we had approximately $3,403,000 of cash and cash equivalents, $2,247,000 of inventory and prepaid expenses and $109,000 of assets held for disposal, which amount to total current assets of $5,759,000. Our total current liabilities balance, which includes accounts payable, accrued expenses, debt, and the current portion of Convertible Notes, was $16,658,000 as of December 31, 2018. The working capital deficiency of $10,899,000 as of December 31, 2018 includes $1,986,000 of convertible notes classified as short-term liabilities for which principal repayments may be made in shares of Common Stock at our election, $1,742,000 which relates to obligations that will not settle in cash, and $465,000 of liabilities that are not expected to settle in the next twelve months.

While we have aggressively reduced operating and overhead expenses, and while we continue to focus on our overall profitability, we have continued to generate negative cash flows from operations and we expect to incur net losses in the foreseeable future. As discussed above and elsewhere in this Annual Report on Form 10-K, the report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2018 and 2017 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. The receipt of this explanatory paragraph with respect to our financial statements for the years ended December 31, 2018 and 2017 will result in a breach of a covenant under the Senior Secured Note which, if unremedied for a period of 30 days after the date hereof, will constitute an event of default under the Senior Secured Note. Upon the occurrence of an event of default under the Senior Secured Note, Rockmore may, among other things, declare the Senior Secured Note and all accrued and unpaid interest thereon and all other amounts owing under the Senior Secured Note to be due and payable. If the maturity date of the Senior Secured Note is accelerated as a result of the event of default referenced above, an event of default under the Convertible Notes would be triggered. If an event of default under the Convertible Notes occurs, the outstanding principal amount of the Convertible Notes, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash.

We have taken actions to improve our overall cash position and access to liquidity by exploring valuable strategic partnerships, right-sizing our corporate structure, and stream-lining our operations. We expect that the actions taken in 2018 and early 2019 will enhance our liquidity and financial environment. In addition, we expect to generate additional liquidity through the monetization of certain investments and other assets. We expect that these actions will be executed in alignment with the anticipated timing of our liquidity needs. There can be no assurance, however, that any such opportunities will materialize.

Our historical operating results indicate that there is substantial doubt related to the Company's ability to continue as a going concern. We believe it is probable that the actions discussed above will transpire and will successfully mitigate the substantial doubt raised by our historical operating results and will satisfy our liquidity needs 12 months from the issuance of the financial statements. However, we cannot reasonably predict with any certainty that the results of our planned actions will generate the expected liquidity required to satisfy our liquidity needs.

If we continue to experience operating losses, and we are not able to generate additional liquidity through the actions described above or through some combination of other actions, while not expected, we may not be able to access additional funds and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business.

Cash flows

	Year ended December 31,
	2018	2017	Change
Net cash used in operating activities	$(6,566,000)	$(12,172,000)	$5,606,000
Net cash used in investing activities	$(1,866,000)	$(5,396,000)	$3,530,000
Net cash provided by financing activities	$5,644,000	$6,087,000	$(443,000)

Operating activities

During the year ended December 31, 2018, net cash used in operating activities totaled $6,566,000, of which $8,067,000 was net cash used in continuing operations and $1,501,000 was net cash provided by our discontinued operations. During the year ended December 31, 2017, net cash used in operating activities totaled $12,172,000, of which $8,761,000 was net cash used in operating activities and $3,411,000 was net cash used in discontinued operations. The decrease of cash used in operating activities of $5,606,000 was due largely to our cost cutting measures and reduced cash used in our daily operations as we have continued to focus on right-sizing the corporate structure and reducing overhead and operating costs.

Investing activities

During the year ended December 31, 2018, net cash used in investing activities totaled $1,866,000, all of which was net cash used in continuing operations, mainly attributable to the net cash used to acquire property and equipment and software. This was primarily driven by capital expenditures for new store openings and renovations to existing stores. The net cash used was partially reduced by $800,000 received in January 2018 related to the sale of FLI Charge, $250,000 received from the sale of one of our patents, and $200,000 received from the sale of 205,646 shares of Marathon Common Stock.

During the year ended December 31, 2017, net cash used in investing activities totaled $5,396,000, of which $4,286,000 was net cash used in continuing operations and $1,110,000 was net cash used in our discontinued operations, mainly attributable to the net cash used to acquire property and equipment and software. This was driven by capital expenditures for store openings and renovations as well as systems enhancements at both the stores and corporate office. The net cash used was partially reduced by $250,000 received upon the sale of FLI Charge and $150,000 received from the sale of one of our patents.

We expect that net cash used in investing activities will increase as we intend to continue to open new stores and develop supporting infrastructure and systems.

Financing activities

During the year ended December 31, 2018, net cash provided by financing activities totaled $5,644,000, all of which was comprised of net cash provided by continuing operations. Included in the net cash provided by financing activities are the proceeds from the issuance of convertible notes and warrants of $4,350,000, which were partially offset by debt issuance costs of $320,000, and proceeds from the sale of our Series E Preferred Stock of $3,000,000. Also included in the net cash provided by financing activities are contributions of $250,000 from certain of XpresSpa’s ACDBE partners, offset by distribution payments to XpresSpa’s ACDBE partners of $1,636,000.

During the year ended December 31, 2017, net cash provided by financing activities totaled $6,087,000, which was comprised of $6,448,000 of net cash provided by continuing operations and $361,000 of net cash used in our discontinued operations. Included in the net cash provided by continuing operations are net proceeds of $6,584,000 received from the Offering in July and $316,000 from contributions made by certain of XpresSpa’s ACDBE partners, offset by distribution payments to XpresSpa’s ACDBE partners of $452,000.

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

Critical Accounting Policies

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the year ended December 31, 2018, which appear elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we used in preparing our consolidated financial statements for the year ended December 31, 2018.

Revenue recognition

We recognize revenue from the sale of XpresSpa products and services at the point of sale, net of discounts and applicable sales taxes. Revenues from the XpresSpa wholesale and e-commerce businesses are recorded at the time goods are shipped. Accordingly, we recognize revenue for our single performance obligation related to both in-store and online sales at the point at which the service has been performed or the control of the merchandise has passed to the customer. We exclude all sales taxes assessed to our customers. Sales taxes assessed on revenues are included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets until remitted to the state agencies.

We also have a franchise agreement with an unaffiliated franchisee to operate an XpresSpa location. We have identified the franchise right as a distinct performance obligation that transfers over time, and therefore any portion of the non-recurring initial franchise fee that is allocated to the franchise right should be recognized over the course of the contract rather than all upfront as would be the case with distinct performance obligations. Under our franchising model, all initial franchising fees relate to the franchise right and therefore are recognized over the course of the contract which commences upon signing of the agreement. Upon receipt of the non-recurring, non-refundable initial franchise fee, management records a deferred revenue asset and recognizes revenue on a straight-line basis over the contract term. As of December 31, 2018, there were no franchise royalty revenues as operations have not yet commenced. Once operations commence, franchise royalty revenue will be recorded in the period earned.

Other revenue relates to one-time intellectual property licenses as well as the sale of certain of our intellectual property. Revenue from patent licensing is recognized when we transfer promised intellectual property rights to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those intellectual property rights. Currently, revenue arrangements related to intellectual property provide for the payment of contractually determined fees and other consideration for the grant of certain intellectual property rights related to our patents. These rights typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patents, (ii) the release of the licensee from certain claims, and (iii) the dismissal of any pending litigation. The intellectual property rights granted typically extend until the expiration of the related patents. Pursuant to the terms of these agreements, we have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our part to maintain or upgrade the related technology, or provide future support or services. Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the upfront payment. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, receipt of the upfront fee, and transfer of the promised intellectual property rights.

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.

Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other. We evaluate goodwill impairment at the reporting unit level and perform our annual goodwill impairment test on December 31. We have adopted ASU No. 2017-14, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment effective January 1, 2018. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not need to perform the quantitative impairment test for the reporting unit. If we cannot support such a conclusion or do not elect to perform the qualitative assessment, then the qualitative goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill.

If the fair value of the reporting unit exceeds its carrying value, then the goodwill is not impaired. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recorded based on the excess of a reporting unit’s carrying amount over its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit and the implied fair value of goodwill.

As of December 31, 2018, our goodwill was fully impaired. See “Note 6. Intangible Assets and Goodwill” for further details on the assessment and conclusion on the goodwill impairment recorded during the year ended December 31, 2018.

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

May 2015 Warrants

December 31, 2018:

Description	Valuation technique	Unobservable inputs	Range
May 2015 Warrants	Black-Scholes-Merton	Volatility	71.16%
		Risk-free interest rate	2.49%
		Expected term, in years	1.34
		Dividend yield	0.00%

December 31, 2017:

Description	Valuation technique	Unobservable inputs	Range
May 2015 Warrants	Black-Scholes-Merton	Volatility	39.64%
		Risk free interest rate	1.88%
		Expected term, in years	2.34
		Dividend yield	0.00%

May 2018 Warrants

December 31, 2018:

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities – A Warrants	Black-Scholes-Merton	Volatility	70.61%
		Risk-free interest rate	2.53%
		Expected term, in years	4.38
		Dividend yield	0.00%

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities – B Warrants	Black-Scholes-Merton	Volatility	84.02%
		Risk-free interest rate	2.25%
		Expected term, in years	0.12
		Dividend yield	0.00%

May 17, 2018:

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities – A Warrants	Black-Scholes-Merton	Volatility	71.13%
		Risk-free interest rate	2.98%
		Expected term, in years	5.00
		Dividend yield	0.00%

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities – B Warrants	Black-Scholes-Merton	Volatility	72.88%
		Risk-free interest rate	1.99%
		Expected term, in years	0.50
		Dividend yield	0.00%

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

On December 22, 2017, the United States government enacted the Tax Act, which made changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among other changes, that was generally effective for tax years beginning after December 31, 2017.

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

The Company owns certain patent portfolios, which it looks to monetize through sales and licensing agreements. During the year ended December 31, 2018, the Company determined that its former intellectual property operating segment would no longer be an area of focus and, as such, will no longer operate as a separate operating segment, as it is not expected to generate any material revenues or operating costs.

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

ASU No. 2014-15, Presentation of Financial Statements — Going Concern, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

This standard requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The amendments in this Update are effective for the annual period beginning after December 15, 2016. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for management’s assessment and conclusion for the year ended December 31, 2018.

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

In 2016, FASB issued ASU 2016-02, Leases, and several amendments (collectively, “ASU 2016-02”), which requires the Company to recognize assets and liabilities arising from most operating leases on the consolidated statements of financial condition. In 2018, the FASB issued ASU 2018-11, Targeted Improvements (“ASU 2018-11”), which provides a transition option to not apply the new lease standard to the comparative periods presented in the consolidated statements of financial condition. Under this transition option, the Company shall apply the new leases standard at the adoption date and recognizes any cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company adopted ASU 2016-02 effective for the fiscal year beginning after December 15, 2018 on a modified retrospective basis. The Company applied the transition option permitted by ASU 2018-11 and elected the package of practical expedients to alleviate certain operational and reporting complexities related to the adoption. The Company expects to recognize right-of-use assets and lease liabilities in the range of $10 million to $12 million for its current operating leases upon adoption of ASU 2016-02 and does not expect the adoption to have a material impact on its results of operations or cash flows.

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

ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash

This amendment clarifies the classification and presentation of restricted cash in the consolidated statement of cash flows under Topic 230. In addition to providing explanation on the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new standard is effective for the fiscal year beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2016-18 effective January 1, 2018. As a result of the adoption of ASU 2016-18, in the consolidated statement of cash flows for the year ended December 31, 2018, we reclassified $487 of restricted cash.

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

ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

This amendment provides updates to the disclosure requirements on fair value measures in Topic 820 which includes the changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements, the option of additional quantitative information surrounding unobservable inputs and the elimination of disclosures around the valuation processes for Level 3 measurements. The new standard is effective for the fiscal year beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on our assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

ITEM 9B. OTHER INFORMATION

On March 28, 2019, Janine Canale, our Controller, Principal Financial and Accounting Officer resigned, effective April 12, 2019, to commence another career opportunity.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2019 Annual Meeting of Stockholders to be filed with the SEC under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” is incorporated by reference in this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2019 Annual Meeting of Stockholders to be filed with the SEC under the captions “Executive Officer and Director Compensation” and “Management and Corporate Governance” and is incorporated by reference in this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2019 Annual Meeting of Stockholders to be filed with the SEC under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated by reference in this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2019 Annual Meeting of Stockholders to be filed with the SEC under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” and is incorporated by reference in this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information called for by this Item may be found in our definitive Proxy Statement in connection with our 2019 Annual Meeting of Stockholders to be filed with the SEC under the caption “Independent Registered Public Accounting Firm” and is incorporated by reference in this Item 14.

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

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated September 8, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 9, 2016).

2.3	Amendment No. 2 to Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated October 25, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 25, 2016).

3.1*	Amended and Restated Certificate of Incorporation, as amended as of December 31, 2018.

3.2*	Amended and Restated Bylaws.

3.3	Certificate of Designation of Series C Junior Participating Preferred Stock (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on March 21, 2016).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 23, 2016).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2018).

4.1	Specimen Common Stock certificate (incorporated by reference from our Registration Statement on Form S-1 filed on May 18, 2010).

4.2	Form of Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

4.3	Form of Warrant (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

4.4	Section 382 Rights Agreement, dated as of March 18, 2016, between Vringo, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designation of Series C Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 21, 2016)

4.5	Amendment to Section 382 Rights Agreement, dated March 18, 2019, between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 22, 2019).

4.6	Form of Warrant to Purchase Shares of Common Stock of FORM Holdings Corp. (incorporated by reference from Annex F to our Registration Statement on Form S-4 filed with the SEC on October 26, 2016)

4.7	Form of Secured Convertible Note (incorporated by reference from Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

4.8	Form of Class A Warrant (incorporated by reference from Exhibit 4.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

4.9	Form of Class B Warrant (incorporated by reference from Exhibit 4.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.1†	Vringo, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated by reference from Appendix C of our Proxy Statement on Schedule 14A (DEF 14A) filed with the SEC on September 25, 2015)

10.2†	Form of Management Option Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010).

10.3†	Form of Stock Option Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.4†	Form of Restricted Stock Unit Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.5	Form of Indemnification Agreement, dated January 31, 2013, by and between Vringo, Inc. and each of its Directors and Executive Officer (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2012 filed on March 21, 2013)

10.6	Subscription Agreement, dated as of August 8, 2016, by and between FORM Holdings Corp. and Mistral Spa Holdings, LLC (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2016)

10.7	Subscription Agreement and Joinder, dated as of August 8, 2016, by and between XpresSpa Holdings, LLC and FORM Holdings Corp (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 8, 2016)

10.8†	FORM Holdings Corp. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 28, 2016)

10.9†	Independent Director’s Agreement, by and between FORM Holdings Corp. and Andrew R. Heyer, dated as of December 23, 2016 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.10††	Confidential Settlement and Patent Assignment Agreement by and between FORM Holdings Corp. and Nokia Corporation dated as of December 5, 2016 (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2016 filed on March 30, 2017)

10.11	Form of Stock Purchase Agreement, dated as of February 2, 2016, by and between FORM Holdings Corp., Excalibur Integrated Systems, Inc., each of the holders of the capital stock of Excalibur, and the sellers’ representative (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 3, 2017)

10.12†	Executive Employment Agreement, dated January 20, 2017, by and between FORM Holdings Corp. and Edward Jankowski (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017)

10.13†	Executive Employment Agreement, dated January 18, 2017, by and between FORM Holdings Corp. and Andrew Perlman (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017)

10.14†	Executive Employment Agreement, dated January 17, 2017, by and between FORM Holdings Corp. and Anastasia Nyrkovskaya (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017)

10.15†	Executive Employment Agreement, dated January 17, 2017, by and between FORM Holdings Corp. and Jason Charkow (incorporated by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017)

10.16	Membership Purchase Agreement dated as of March 7, 2018 by and among Route1 Security Corporation, Route1 Inc. and XpresSpa Group, Inc. (incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 26, 2018)

10.17	Credit Agreement dated as of April 22, 2015, by and between XpresSpa Holdings, LLC and Rockmore Investment Master Fund Ltd (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.18	First Amendment to Credit Agreement and Conditional Waiver dated as of August 8, 2016, by and between XpresSpa Holdings, LLC and Rockmore Investment Master Fund Ltd (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.19	Second Amendment to Credit Agreement dated as of May 10, 2017, by and between XpresSpa Holdings, LLC and B3D, LLC (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.20	Third Amendment to Credit Agreement dated as of May 14, 2018, by and between XpresSpa Holdings, LLC and B3D, LLC (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.21	Security Agreement dated as of April 22, 2015, by and between XpresSpa Holdings, LLC and Rockmore Investment Master Fund Ltd (incorporated by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.22	Supplement No. 1 to Security Agreement dated as of May 18, 2015, by and between XpresSpa Holdings, LLC and Rockmore Investment Master Fund Ltd (incorporated by reference from Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.23	Supplement No. 2 to Security Agreement dated as of December 20, 2017, by and between XpresSpa Holdings, LLC and Rockmore Investment Master Fund Ltd (incorporated by reference from Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.24	Form of Securities Purchase Agreement, dated May 15, 2018, by and among the Company and the Investors (incorporated by reference from Exhibit 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.25	Form of Registration Rights Agreement, dated May 15, 2018, by and among the Company and the Investors (incorporated by reference from Exhibit 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.26	Form of Security Agreement, dated May 15, 2018, by and among the Company, the Subsidiaries, the Collateral Agent and the Investors (incorporated by reference from Exhibit 10.10 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.27	Form of Stock Purchase Agreement, dated November 12, 2018, by and among the Company and Calm.com, Inc. (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2018).

10.28*	Product Sale and Marketing Agreement, dated November 12, 2018, by and between the Company and Calm.com, Inc.

10.29†	Separation Agreement between the Company and Mr. Edward Jankowski, dated March 14, 2019 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 15, 2019).

10.30†	Non-Disclosure Agreement between the Company and Mr. Edward Jankowski, dated March 14, 2019 (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 15, 2019).

21*	Subsidiaries of XpresSpa Group, Inc.

23.1*	Consent of CohnReznick LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

††	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit XpresSpa Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of XpresSpa Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of XpresSpa Group, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, based on its projections, the Company anticipates that during 2019, it will not have sufficient capital to repay the obligations under its credit agreement if called for repayment by the lenders. Furthermore, the Company’s recurring losses from operations and working capital deficiency raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2015.

Jericho, New York
April 1, 2019

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Current assets
Cash and cash equivalents	$3,403	$6,368
Inventory	782	1,159
Other current assets	1,465	2,120
Assets held for disposal	109	6,446
Total current assets	5,759	16,093

Restricted cash	487	487
Property and equipment, net	11,795	15,797
Intangible assets, net	9,167	11,547
Goodwill	—	19,630
Other assets	3,376	1,686
Total assets	$30,584	$65,240

Current liabilities
Accounts payable, accrued expenses and other current liabilities	$8,132	$8,736
Debt	6,500	—
Convertible notes	1,986	—
Liabilities held for disposal	40	3,761
Total current liabilities	16,658	12,497

Long-term liabilities
Debt	—	6,500
Derivative warrant liabilities	476	34
Other liabilities	315	370
Total liabilities	17,449	19,401
Commitments and contingencies (see Note 18)

Stockholders’ equity*
Series A Convertible Preferred stock, $0.01 par value per share; 348 shares authorized; 348 issued and none outstanding	—	—
Series B Convertible Preferred stock, $0.01 par value per share, 80,458 shares authorized; 80,458 shares issued and none outstanding	—	—
Series C Junior Preferred stock, $0.01 par value per share; 15,000 shares authorized; none issued and outstanding	—	—
Series D Convertible Preferred Stock, $0.01 par value per share, 25,000 shares authorized; 23,760 shares issued and 21,027 shares outstanding with a liquidation value of $20,186	4	4
Series E Convertible Preferred Stock, $0.01 par value per share, 73,665 shares authorized; 48,387 shares issued and outstanding with a liquidation value of $3,023	10	—
Common Stock, $0.01 par value per share 7,500,000 shares authorized; 1,761,802 and 1,327,284 shares issued and outstanding as of December 31, 2018 and 2017, respectively	352	265
Additional paid-in capital	295,904	290,396
Accumulated deficit	(286,913)	(249,708)
Accumulated other comprehensive loss	(251)	(74)
Total stockholders’ equity attributable to the Company	9,106	40,883
Noncontrolling interests	4,029	4,956
Total stockholders’ equity	13,135	45,839
Total liabilities and stockholders’ equity	$30,584	$65,240

*Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on February 22, 2019.

The accompanying notes form an integral part of these consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	For the years ended December 31,
	2018	2017

Revenue
Product and services	$49,294	$48,373
Other	800	450
Total revenue	50,094	48,823

Cost of sales
Labor	24,369	24,327
Occupancy	8,118	7,621
Products and other operating costs	6,964	7,038
Total cost of sales	39,451	38,986
Depreciation and amortization	9,498	7,976
Goodwill impairment	19,630	—
General and administrative**	16,240	16,577
Total operating expenses	84,819	63,539
Operating loss from continuing operations	(34,725)	(14,716)
Interest expense	(1,827)	(731)
Extinguishment of debt	145	—
Other non-operating income (expense), net	498	(554)
Loss from continuing operations before income taxes	(35,909)	(16,001)
Income tax benefit (expense)	278	(111)
Consolidated net loss from continuing operations	(35,631)	(16,112)
Loss from discontinued operations before income taxes**	(1,115)	(12,265)
Income tax expense	—	(12)
Consolidated net loss from discontinued operations	(1,115)	(12,277)
Consolidated net loss	(36,746)	(28,389)
Net income attributable to noncontrolling interests	(459)	(451)
Net loss attributable to the Company	$(37,205)	$(28,840)

Consolidated net loss from continuing operations	$(35,631)	$(16,112)
Other comprehensive loss from continuing operations: foreign currency translation	(177)	(61)
Comprehensive loss from continuing operations	(35,808)	(16,173)
Consolidated net loss from discontinued operations	(1,115)	(12,277)
Other comprehensive income (loss) from discontinued operations: foreign currency translation	—	—
Comprehensive loss from discontinued operations	(1,115)	(12,277)
Comprehensive loss	$(36,923)	$(28,450)

Loss per share*
Loss per share from continuing operations	$(24.83)	$(14.86)
Loss per share from discontinued operations	(0.77)	(11.02)
Total basic and diluted net loss per share	$(25.60)	$(25.88)
Weighted-average number of shares outstanding during the year*
Basic	1,453,635	1,114,349
Diluted	1,453,635	1,114,349

**Includes stock-based compensation expense, as follows:
General and administrative	$916	$2,177
Discontinued operations	—	568
Total stock-based compensation expense	$916	$2,745

*Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on February 22, 2019.

The accompanying notes form an integral part of these consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred stock*	Common stock*	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Company equity	Non- controlling interest	Total equity
Balance as of December 31, 2016	$5	$183	$280,221	$(220,868)	$(13)	$59,528	$4,641	$64,169
Issuance of Common Stock for services	—	—	27	—	—	27	—	27
Shares of Common Stock issued for acquisition of Excalibur	—	9	1,800	—	—	1,809	—	1,809
Net proceeds from sale and issuance of shares of Common Stock in public offering	—	69	6,515	—	—	6,584	—	6,584
Decrease in shares of preferred stock issued to XpresSpa sellers	—	—	(908)	—	—	(908)	—	(908)
Conversion of preferred stock to Common Stock	(1)	4	(4)	—	—	(1)	—	(1)
Stock-based compensation	—	—	2,745	—	—	2,745	—	2,745
Net income (loss) for the year	—	—	—	(28,840)	—	(28,840)	451	(28,389)
Foreign currency translation	—	—	—	—	(61)	(61)	—	(61)
Contributions from noncontrolling interests	—	—	—	—	—	—	316	316
Distributions to noncontrolling interests	—	—	—	—	—	—	(452)	(452)
Balance as of December 31, 2017	$4	$265	$290,396	$(249,708)	$(74)	$40,883	$4,956	$45,839

	Preferred stock*	Common stock*	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Company equity	Non- controlling interest	Total equity
December 31, 2017	$4	$265	$290,396	$(249,708)	$(74)	$40,883	$4,956	$45,839
Vesting of restricted stock units (“RSUs”)	—	6	(6)	—	—	—	—	—
Issuance of equity warrants	—	—	64	—	—	64	—	64
Issuance of Series E Convertible Preferred Stock	10	—	2,990	—	—	3,000	—	3,000
Issuance of Common Stock for services	—	5	242	—	—	247	—	247
Issuance of Common Stock for repayment of debt and interest	—	76	1,302	—	—	1,378	—	1,378
Stock-based compensation	—	—	916	—	—	916	—	916
Net income (loss) for the period	—	—	—	(37,205)	—	(37,205)	459	(36,746)
Foreign currency translation	—	—	—	—	(177)	(177)	—	(177)
Contributions from noncontrolling interests	—	—	—	—	—	—	250	250
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,636)	(1,636)
December 31, 2018	$14	$352	$295,904	$(286,913)	$(251)	$9,106	$4,029	$13,135

*Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on February 22, 2019.

The accompanying notes form an integral part of these consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2018	2017
Cash flows from operating activities
Consolidated net loss	$(36,746)	$(28,389)
Consolidated net loss from discontinued operations	(1,115)	(12,277)
Consolidated net loss from continuing operations	(35,631)	(16,112)
Adjustments to reconcile consolidated net loss from continuing operations to net cash used in operating activities:
Items not affecting cash flows
Depreciation, impairment, and amortization	9,498	7,976
Impairment of goodwill	19,630	—
Amortization of debt discount and debt issuance costs	986	—
Stock-based compensation	916	2,177
Issuance of warrants	64	—
Conversion of shares of preferred stock to shares of Common Stock	—	(1)
Issuance of shares of Common Stock for services	247	27
Issuance of Common Stock for repayment of debt and interest	310	—
Gain on disposal of assets	—	(148)
Change in fair value of derivative warrant liabilities	(1,520)	(225)
Contingent liability as a result of acquisition	—	316
Gain on the sale of patents	(450)	—
Changes in assets and liabilities net of effects of acquisition
Decrease in inventory	377	1,347
Increase in other current assets and other assets	(1,835)	(636)
Decrease in accounts payable, accrued expenses and other current liabilities	(604)	(3,114)
Decrease in other liabilities	(55)	(368)
Net cash used in operating activities – continuing operations	(8,067)	(8,761)
Net cash provided by (used in) operating activities – discontinued operations	1,501	(3,411)
Net cash used in operating activities	(6,566)	(12,172)
Cash flows from investing activities
Cash acquired as part of acquisition	—	26
Acquisition of property and equipment	(3,031)	(4,479)
Acquisition of software	(85)	(233)
Proceeds from the sale of subsidiary	800	250
Proceeds from the sale of cost method investment	200	—
Proceeds from sale of patents	250	150
Net cash used in investing activities – continuing operations	(1,866)	(4,286)
Net cash used in investing activities – discontinued operations	—	(1,110)
Net cash used in investing activities	(1,866)	(5,396)
Cash flows from financing activities
Proceeds from convertible notes and warrants	4,350	—
Debt issuance costs	(320)	—
Issuance of shares of Series E Convertible Preferred Stock	3,000	—
Net proceeds from sale and issuance of shares of Common Stock in public offering	—	6,584
Contributions from noncontrolling interests	250	316
Distributions to noncontrolling interests	(1,636)	(452)
Net cash provided by financing activities – continuing operations	5,644	6,448
Net cash used in financing activities – discontinued operations	—	(361)
Net cash provided by financing activities	5,644	6,087
Effect of exchange rate changes	(177)	(61)
Decrease in cash and cash equivalents	(2,965)	(11,542)
Cash, cash equivalents, and restricted cash at beginning of the year	6,855	18,397
Cash, cash equivalents, and restricted cash at end of the year	$3,890	$6,855
Cash paid during the year for
Interest	$731	$731
Non-cash investing and financing transactions
Issuance of shares of Common Stock to repay $1,068 of debt and interest	$1,378	$—
Issuance of shares of Common Stock, preferred stock and warrants for the acquisition of XpresSpa	$—	$(908)
Issuance of shares of Common Stock for the acquisition of Excalibur	$—	$1,809
Issuance of shares of Common Stock for services	$247	$—
Non-cash acquisition of cost method investment	$2,075	$—
Debt discount related to issuance of convertible notes	$1,962	$—
Non-cash acquisition of construction-in-progress	$228	1,154

The accompanying notes form an integral part of these consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 1. General

Overview

On January 5, 2018, the Company changed its name to XpresSpa Group, Inc. (“XpresSpa Group” or the “Company”) from FORM Holdings Corp. The Company’s common stock, par value $0.01 per share (the “Common Stock”), which had previously been listed under the trading symbol “FH” on the Nasdaq Capital Market, has been listed under the trading symbol “XSPA” since January 8, 2018. Rebranding to XpresSpa Group aligned the Company’s corporate strategy to build a pure-play health and wellness services company, which the Company commenced following its acquisition of XpresSpa Holdings, LLC (“XpresSpa”) on December 23, 2016.

As a result of the transition to a pure-play health and wellness services company, the Company currently has one operating segment that is also its sole reporting unit, XpresSpa, a leading airport retailer of spa services. XpresSpa is a well-recognized airport spa brand with 56 locations, consisting of 51 domestic and 5 international locations as of December 31, 2018. XpresSpa offers travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. During 2018 and 2017, XpresSpa generated $49,294 and $48,373 of revenue, respectively. In 2018 and 2017, approximately 83% and 82%, respectively, of XpresSpa’s total revenue was generated by services, primarily massage and nailcare, and 17% and 18%, respectively, was generated by retail products, primarily travel accessories.

XpresSpa is a leading airport retailer of spa services and related products. As of December 31, 2018, XpresSpa operated 56 total locations in 23 airports, and one off-airport location in New York City, in three countries including the United States, Netherlands and United Arab Emirates. Services and products include:

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

The Company owns certain patent portfolios, which it looks to monetize through sales and licensing agreements. During the year ended December 31, 2018, the Company determined that its former intellectual property operating segment would no longer be an area of focus and, as such, will no longer operate as a separate operating segment, as it is not expected to generate any material revenues or operating costs.

In October 2017, the Company completed the sale of FLI Charge, Inc. (“FLI Charge”) and in March 2018, the Company completed the sale of Group Mobile Int’l LLC (“Group Mobile”). These two entities previously comprised the Company’s technology operating segment. The results of operations for FLI Charge and Group Mobile are presented in the consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations. The carrying amounts of assets and liabilities belonging to Group Mobile as of December 31, 2018, and FLI Charge and Group Mobile as of December 31, 2017, are presented in the consolidated balance sheets as assets held for disposal and liabilities held for disposal, respectively.

Liquidity and Going Concern

As of December 31, 2018, the Company had approximately $3,403 of cash and cash equivalents, $2,247 of inventory and prepaid expenses and $109 of assets held for disposal, which amount to total current assets of $5,759. The Company’s total current liabilities balance, which includes accounts payable, accrued expenses, debt, and the current portion of Convertible Notes, was $16,658 as of December 31, 2018. The working capital deficiency of $10,899 as of December 31, 2018 includes $1,986 of convertible notes classified as short-term for which principal repayments may be made in shares of Common Stock at the Company’s election. In addition, included in total current liabilities is approximately $1,742 which relates to obligations that will not settle in cash, and an additional $465 of liabilities that are not expected to settle in the next twelve months.

While the Company has aggressively reduced operating and overhead expenses, and while the Company continues to focus on its overall profitability, the Company has continued to generate negative cash flows from operations and expects to incur net losses in the foreseeable future. The report of the Company’s independent registered public accounting firm on its financial statements for the years ended December 31, 2018 and 2017 includes an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The receipt of this explanatory paragraph with respect to the Company’s financial statements for the years ended December 31, 2018 and 2017 will result in a breach of a covenant under the Senior Secured Note which, if unremedied for a period of 30 days after the date hereof, will constitute an event of default under the Senior Secured Note. Upon the occurrence of an event of default under the Senior Secured Note, Rockmore may, among other things, declare the Senior Secured Note and all accrued and unpaid interest thereon and all other amounts owing under the Senior Secured Note to be due and payable. If the maturity date of the Senior Secured Note is accelerated as a result of the event of default referenced above, an event of default under the Convertible Notes would be triggered. If an event of default under the Convertible Notes occurs, the outstanding principal amount of the Convertible Notes, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash.

The Company has taken actions to improve its overall cash position and access to liquidity by exploring valuable strategic partnerships, right-sizing its corporate structure, and stream-lining operations. The Company expects that the actions taken in 2018 and early 2019 will enhance its liquidity and financial environment. In addition, the Company expects to generate additional liquidity through the monetization of certain investments and other assets. The Company expects that these actions will be executed in alignment with the anticipated timing of its liquidity needs. There can be no assurance, however, that any such opportunities will materialize.

The Company’s historical operating results indicate that there is substantial doubt related to the Company's ability to continue as a going concern. The Company believes it is probable that the actions discussed above will transpire and will successfully mitigate the substantial doubt raised by its historical operating results and will satisfy its liquidity needs 12 months from the issuance of the financial statements. However, the Company cannot reasonably predict with any certainty that the results of its planned actions will generate the expected liquidity required to satisfy its liquidity needs.

If the Company continues to experience operating losses, and the Company is not able to generate additional liquidity through the actions described above or through some combination of other actions, while not expected, the Company may not be able to access additional funds and the Company might need to secure additional sources of funds, which may or may not be available. Additionally, a failure to generate additional liquidity could negatively impact its access to inventory or services that are important to the operation of the business.

Recent Developments

CEO Transition

On February 8, 2019, Edward Jankowski resigned as Chief Executive Officer of the Company and as a director of the Company. Mr. Jankowski’s resignation was not as a result of any disagreement with the Company on any matters related to the Company’s operations, policies or practices. Mr. Jankowski will receive termination benefits including $375 payable in equal installments over a twelve-month term commencing on February 13, 2019 and COBRA continuation coverage paid in full by the Company for up to a maximum of twelve months.

Effective as of February 11, 2019, Douglas Satzman was appointed by the Company’s board of directors as the Chief Executive Officer of the Company and as a director of the Company.

Reverse Stock Split

On February 22, 2019, The Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-20 reverse stock split of the Company’s shares of Common Stock. Such amendment and ratio were previously approved by the Company’s stockholders and board of directors, respectively.

As a result of the reverse stock split, every twenty (20) shares of the Company’s pre-reverse split Common Stock were combined and reclassified into one (1) share of Common Stock. Proportionate voting rights and other rights of Common Stock holders were affected by the reverse stock split. Stockholders who would have otherwise held a fractional share of Common Stock received payment in cash in lieu of any such resulting fractional shares of Common Stock as the post-reverse split amounts of Common Stock were rounded down to the nearest full share. Such cash payment in lieu of a fractional share of Common Stock was calculated by multiplying such fractional interest in one share of Common Stock by the closing trading price of the Company’s Common Stock on February 22, 2019, and rounded to the nearest cent. No fractional shares were issued in connection with the reverse stock split.

The Company’s Common Stock began trading on the Nasdaq Capital Market on a post-reverse split basis at the open of business on February 25, 2019.

Dispositions

On October 20, 2017, the Company sold FLI Charge to a group of private investors and FLI Charge management, who now own and operate FLI Charge. In February 2019, the Company entered into an agreement to release FLI Charge’s obligation to pay any royalties on FLI Charge’s perpetual gross revenues with regard to conductive wireless charging, power, or accessories, and to cancel its warrants exercisable in FLI Charge in exchange for cash proceeds of $1,100, which were received in full on February 15, 2019.

On March 22, 2018, the Company sold Group Mobile to a third party. The Company has not provided any continued management or financing support to FLI Charge or Group Mobile.

Rebranding

On January 5, 2018, the Company changed its name to XpresSpa Group, Inc. from FORM Holdings Corp, which aligned the Company’s corporate strategy to build a pure-play health and wellness services company. The Company’s Common Stock, par value $0.01 per share, which had previously been listed under the trading symbol “FH” on the Nasdaq Capital Market, has been listed under the trading symbol “XSPA” since January 8, 2018.

Sale of Patents

In January 2018, the Company sold certain patents to Crypto Currency Patent Holdings Company LLC, a unit of Marathon Patent Group, Inc. (“Marathon”), for approximately $1,250, comprised of $250 in cash and 250,000 shares of Marathon Common Stock valued at approximately $1,000 at the time of the transaction. The Marathon Common Stock was subject to a lockup period (the “Lockup Period”) which commenced on the transaction date and ended on July 11, 2018, subject to a leak-out provision. The Marathon Common Stock is recognized as a cost method investment and, as such, was required to be measured at cost on the date of acquisition, which, as of the transaction date, approximated fair value. The fair value of the Marathon Common Stock was estimated by multiplying the number of shares as they become tradeable by the price per share as of the transaction date; however, due to the fact that the Marathon Common Stock is restricted during the Lockup Period, the Company applied a discount on the lack of marketability to estimate the fair value at the measurement date. The fair value of the consideration as of the Transaction Date was determined to be $450.

Collaboration Agreement

On November 12, 2018, the Company entered into a Product Sale and Marketing Agreement (the “Collaboration Agreement”) with Calm.com, Inc. (“Calm”) primarily related to the display, marketing, promotion, offer for sale and sale of Calm’s products in each of the Company’s branded stores throughout the United States.

The Collaboration Agreement will remain in effect until July 31, 2019, unless terminated earlier in accordance with its terms, and automatically renew for successive terms of six months unless either party provides written notice of termination no later than thirty days prior to any such automatic renewal.

Financings

Secured Convertible Notes

On May 15, 2018, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to sell up to (i) an aggregate principal amount of $4,438 in 5% Secured Convertible Notes due on November 16, 2019, which included $88 of convertible notes issued to Palladium Capital Advisors as Placement Agent (the “Convertible Notes”), convertible into shares of its Common Stock at a conversion price of $12.40 per share, (ii) Class A Warrants (the “Class A Warrants”) to purchase 357,862 shares of Common Stock at an exercise price of $12.40 per share and (iii) Class B Warrants (the “Class B Warrants,” and together with the Class A Warrants, the “Warrants”) to purchase 178,931 shares of Common Stock at an exercise price of $12.40 per share. The Convertible Notes bear interest at a rate of 5% per annum. The Convertible Notes are senior secured obligations of the Company and are secured by certain of its personal property. Unless earlier converted or redeemed, the Convertible Notes will mature on November 16, 2019. The transaction closed on May 17, 2018, at which time the Company received $4,350 in gross proceeds from the Investors.

The principal amount of the outstanding Convertible Notes was originally to be repaid monthly in the amount of approximately $296, beginning on September 17, 2018, and the Company may make such payments and related interest payments in cash or, subject to certain conditions, in registered shares of its Common Stock (or a combination thereof), at its election. If the Company chooses to repay the Convertible Notes in shares of its Common Stock, the shares will be issued at a 10% discount to the volume weighted average price of its Common Stock for the five (5) trading days commencing eight (8) days prior to the relevant repayment date and ending on the fourth (4th) trading day prior to such repayment date, subject to a minimum floor price of not less than 20% of the conversion price of the Convertible Notes on the issue date. The Company may also repay the Convertible Notes in advance of the maturity schedule subject to an early repayment penalty of 15%.

On August 14, 2018, the Company entered into an Amendment Agreement (the “First Amendment Agreement”) whereby the initial monthly principal repayment and accrued interest due on the Convertible Notes of $351 was settled in 103,350 shares of Common Stock on August 15, 2018. All other material terms of the Securities Purchase Agreement remained unchanged. During the year ended December 31, 2018, several of the Investors converted their monthly principal payments and accrued interest due on the Convertible Notes into shares of Common Stock pursuant to the First Amendment Agreement, resulting in the issuance of an additional 377,109 shares of Common Stock.

On December 11, 2018, the Company entered into a Second Amendment Agreement (the “Second Amendment Agreement”) whereby each Holder waived the Company’s obligation to make any monthly payments for the months of January, February and March 2019. Pursuant to the Second Amendment Agreement, each Holder was permitted to convert its pro-rata share of the Convertible Notes, at a conversion price of $4.00 per share of Common Stock, such that the maximum number of shares to be issued pursuant to the Second Amendment Agreement shall not exceed 250,000 shares of Common Stock. All other material terms of the Securities Purchase Agreement remained unchanged. During the three-month period ended December 31, 2018, one of the Investors converted a portion of their allotted shares, in settlement of $23, into shares of Common Stock pursuant to the Second Amendment Agreement, resulting in the issuance of an additional 5,627 shares of Common Stock.

Collaboration Agreement and Series E Preferred Stock Financing

In connection with the entry into the Collaboration Agreement, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Calm, pursuant to which the Company issued to Calm an aggregate of 32,258 shares of the Company’s newly designated Series E Convertible Preferred Stock, par value $0.01 per share (the “Series E Preferred Stock”), which are initially convertible into 161,290 shares of Common Stock, par value $0.01 per share, at a conversion price of $12.40 per share, subject to certain adjustments. The purchase price per share of the Series E Preferred Stock was $62.00 per share for gross proceeds to the Company of $2,000. In addition, on December 28, 2018, in satisfaction of the conditions under the Purchase Agreement, the Company sold, and Calm purchased, 16,129 additional shares of Series E Preferred Stock (the “Additional Series E Shares”), which are initially convertible into 80,645 shares of Common Stock at a conversion price of $12.40 per share, subject to certain adjustments, for gross proceeds to the Company of $1,000. The sale of Additional Series E Shares were on the same terms and conditions as those contained in the Purchase Agreement.

Note 2. Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company, and all entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(d) Cash and cash equivalents

The Company maintains cash in checking accounts with financial institutions. The Company has established guidelines relating to diversification and maturities of its investments in order to minimize credit risk and maintain high liquidity of funds. Cash equivalents include amounts due from third-party financial institutions for credit and debit card transactions which typically settle in less than five days. As of December 31, 2018 and 2017, cash and cash equivalents included $260 and $336 of credit card receivables, respectively. As of December 31, 2018, the Company held significant portions of its cash balance in overseas accounts, totaling $1,143, which is not insured by the Federal Deposit Insurance Corporation (“FDIC”). If the Company were to distribute the amounts held overseas, the Company would need to follow an approval and distribution process as defined in its operating and partnership agreements, which may delay and/or reduce the availability of cash to the Company. In addition, as of December 31, 2018 and 2017, there was an additional $487 of restricted cash held by a third party recorded as restricted cash on the Consolidated Balance Sheet.

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

(f) Accounts receivable

Accounts receivable are recorded net of an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. In developing the allowance, the Company considers historical loss experience, the overall quality of the receivable portfolio and specifically identified customer risks. The Company periodically reviews the adequacy of the allowance and the factors used in the estimation making adjustments to the estimate as necessary. Accounts receivable pertaining to continuing operations are included in other current assets in the consolidated balance sheets. As of December 31, 2018 and 2017, there was no allowance for doubtful accounts.

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

(i) Property and equipment

Property and equipment is recorded at historical cost and primarily consists of leasehold improvements, furniture and fixtures, and other operating equipment. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the lease term or economic useful life. Maintenance and repairs are charged to expense, and renovations or improvements that extend the service lives of the Company’s assets are capitalized over the lesser of the extension period or life of the improvement. Gain or loss on dispositions of property and equipment is reflected in the consolidated net loss from discontinued operations in the consolidated statements of operations and comprehensive loss. Property and equipment is tested for impairment on at least an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

(j) Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.

Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other. The Company evaluates goodwill impairment at the reporting unit level and performs its annual goodwill impairment test on December 31. The Company has adopted ASU No. 2017-14, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment effective January 1, 2018. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then they would not need to perform the quantitative impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the qualitative goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill.

If the fair value of the reporting unit exceeds its carrying value, then the goodwill is not impaired. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recorded based on the excess of a reporting unit’s carrying amount over its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit and the implied fair value of goodwill.

As of December 31, 2018, the Company’s goodwill was fully impaired. See “Note 6. Intangible Assets and Goodwill” for further details on the assessment and conclusion on the goodwill impairment recorded during the year ended December 31, 2018.

(k) Restricted cash and other assets

Restricted cash, which is listed as its own line item in the consolidated balance sheets, represents balances at financial institutions to secure bonds and letters of credit as required by the Company’s various lease agreements. Other assets include cost basis investments.

Prior to December 31, 2013, the Company operated a global platform for the distribution of mobile social applications and services. On February 18, 2014, the Company sold its mobile social application business to InfoMedia Services Limited (“InfoMedia”), receiving an 8.25% ownership interest in InfoMedia as consideration and a seat on the board of directors of InfoMedia. The Company’s equity interest increased from 8.25% to 11% in the first quarter of 2017 due to a realignment of ownership interests. The Company’s investment in InfoMedia is included in other assets in the consolidated balance sheets for the years ended December 31, 2018 and 2017.

(l) Revenue recognition

The Company recognizes revenue from the sale of XpresSpa products and services at the point of sale, net of discounts and applicable sales taxes. Revenues from the XpresSpa wholesale and e-commerce businesses are recorded at the time goods are shipped. Accordingly, the Company recognizes revenue for its single performance obligation related to both in-store and online sales at the point at which the service has been performed or the control of the merchandise has passed to the customer. The Company excludes all sales taxes assessed to its customers. Sales taxes assessed on revenues are included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets until remitted to the state agencies.

The Company also has a franchise agreement with an unaffiliated franchisee to operate an XpresSpa location. The Company has identified the franchise right as a distinct performance obligation that transfers over time, and therefore any portion of the non-recurring initial franchise fee that is allocated to the franchise right should be recognized over the course of the contract rather than all upfront as would be the case with distinct performance obligations. Under the Company’s franchising model, all initial franchising fees relate to the franchise right and therefore are recognized over the course of the contract which commences upon signing of the agreement. Upon receipt of the non-recurring, non-refundable initial franchise fee, management records a deferred revenue asset and recognizes revenue on a straight-line basis over the contract term. As of December 31, 2018, there were no franchise royalty revenues as operations have not yet commenced. Once operations commence, franchise royalty revenue will be recorded in the period earned.

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

(m) Gift cards and customer rewards program

XpresSpa offers no-fee, non-expiring gift cards to its customers. No revenue is recognized upon issuance of a gift card and a liability is established for the gift card’s cash value. The liability is relieved, and revenue is recognized upon redemption by the customer. As the gift cards have no expiration date, there is no provision for reduction in the value of unused card balances.

In addition, XpresSpa maintains a rewards program in which customers earn loyalty points, which can be redeemed for future services. Loyalty points are rewarded upon joining the loyalty program, for customer birthdays, and based upon customer spending. When a customer redeems loyalty points, the Company recognizes revenue for the redeemed cash value and reduces the related loyalty program liability. On June 1, 2018, the Company adopted a formal expiration policy whereby any loyalty members with inactivity for an 18-month period will forfeit any unused loyalty rewards.

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

The Company owns certain patent portfolios, which it looks to monetize through sales and licensing agreements. During the year ended December 31, 2018, the Company determined that its former intellectual property operating segment would no longer be an area of focus and, as such, will no longer operate as a separate operating segment, as it is not expected to generate any material revenues or operating costs.

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

(p) Pre-opening costs

Pre-opening and start-up activity costs, which include rent and occupancy, supplies, advertising, and other direct expenses incurred prior to the opening of a new store, are expensed in the period in which they are incurred.

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

On December 22, 2017, the United States government enacted comprehensive tax reform, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Tax Act makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among other changes, that generally became effective for tax years beginning after December 31, 2017.

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

(t) Noncontrolling interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of earnings or losses from the subsidiaries, in which the Company holds a majority, but less than 100%, ownership interest and the results of which are included in the Company’s consolidated statements of operations and comprehensive loss. Net earnings attributable to noncontrolling interests represents the proportionate share of the noncontrolling holders' ownership in certain subsidiaries of XpresSpa.

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

ASU No. 2014-15, Presentation of Financial Statements — Going Concern, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

This standard requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The amendments in this Update are effective for the annual period beginning after December 15, 2016.

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

In 2016, FASB issued ASU 2016-02, Leases, and several amendments (collectively, “ASU 2016-02”), which requires the Company to recognize assets and liabilities arising from most operating leases on the consolidated statements of financial condition. In 2018, the FASB issued ASU 2018-11, Targeted Improvements (“ASU 2018-11”), which provides a transition option to not apply the new lease standard to the comparative periods presented in the consolidated statements of financial condition. Under this transition option, the Company shall apply the new leases standard at the adoption date and recognizes any cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company adopted ASU 2016-02 effective for the fiscal year beginning after December 15, 2018 on a modified retrospective basis. The Company applied the transition option permitted by ASU 2018-11 and elected the package of practical expedients to alleviate certain operational and reporting complexities related to the adoption. The Company expects to recognize right-of-use assets and lease liabilities in the range of $10 million to $12 million for its current operating leases upon adoption of ASU 2016-02 and does not expect the adoption to have a material impact on its results of operations or cash flows.

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

ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash

This amendment clarifies the classification and presentation of restricted cash in the consolidated statement of cash flows under Topic 230. In addition to providing explanation on the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new standard is effective for the fiscal year beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2016-18 effective January 1, 2018. As a result of the adoption of ASU 2016-18, in the consolidated statement of cash flows for the year ended December 31, 2018, we reclassified $487 of restricted cash.

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

ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

This amendment provides updates to the disclosure requirements on fair value measures in Topic 820 which includes the changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements, the option of additional quantitative information surrounding unobservable inputs and the elimination of disclosures around the valuation processes for Level 3 measurements. The new standard is effective for the fiscal year beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

Note 3. Net Loss per Share of Common Stock*

The table below presents the computation of basic and diluted net losses per share of Common Stock:

	For the years ended December 31,
	2018	2017
Basic numerator:
Net loss from continuing operations attributable to shares of Common Stock	$(36,090)	$(16,563)
Net loss from discontinued operations attributable to shares of Common Stock	(1,115)	(12,277)
Net loss attributable to the Company	$(37,205)	$(28,840)
Basic denominator:
Basic shares of Common Stock outstanding*	1,453,635	1,114,349
Basic loss per share of Common Stock from continuing operations	$(24.83)	$(14.86)
Basic loss per share of Common Stock from discontinued operations	(0.77)	(11.02)
Basic net loss per share of Common Stock	$(25.60)	$(25.88)

Diluted numerator:
Net loss from continuing operations attributable to shares of Common Stock	$(36,090)	$(16,563)
Net loss from discontinued operations attributable to shares of Common Stock	(1,115)	(12,277)
Net loss attributable to the Company	$(37,205)	$(28,840)

Diluted denominator:
Diluted shares of Common Stock outstanding*	1,453,635	1,114,349
Diluted loss per share of Common Stock from continuing operations	$(24.83)	$(14.86)
Diluted loss per share of Common Stock from discontinued operations	(0.77)	(11.02)
Diluted net loss per share of Common Stock	$(25.60)	$(25.88)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact*:
Both vested and unvested options outstanding to purchase an equal number of shares of Common Stock of the Company	101,979	215,897
Unvested RSUs to issue an equal number of shares of Common Stock of the Company	17,750	18,278
Warrants to purchase an equal number of shares of Common Stock of the Company	703,670	154,375
Preferred stock on an as converted basis	6,364,328	168,216
Conversion feature of senior secured notes	217,500	—
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share*	7,405,227	556,767

*Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on February 22, 2019.

Note 4. Cash, Cash Equivalents, and Restricted Cash

	December 31,
	2018	2017
Cash denominated in United States dollars	$2,000	$3,924
Cash denominated in currency other than United States dollars	1,143	2,108
Credit and debit card receivables	260	336
	$3,403	$6,368

In addition, as of December 31, 2018 and 2017, there was an additional $487 of restricted cash held by a third party recorded as restricted cash on the Consolidated Balance Sheet.

Note 5. Other Assets

Other assets in the consolidated balance sheets are comprised of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Cost method investments	$2,482	$834
Lease deposits	894	852
Other assets	$3,376	$1,686

As of December 31, 2018, the Company’s other assets included:

•	$1,625 cost method investment in Route1 Inc. (“Route1”), which the Company received from the disposition of Group Mobile in March 2018;

•	$787 cost method investment in InfoMedia Services Limited (“InfoMedia”), which the Company acquired in 2014;

•	$23 cost method investment in Marathon Patent Group, Inc. (“Marathon”), which the Company acquired in January 2018 with an acquisition date fair value of $450. Based on the Company’s evaluation of the investment, it was determined that certain unrealized losses represented an other-than-temporary impairment as of December 31, 2018 and the Company recognized an impairment charge of $148 for the year ended December 31, 2018, equal to the excess of carrying value over fair value. During the year ended December 31, 2018, the Company sold 205,646 shares of Marathon Common Stock, with a carrying value of $279, for net proceeds of $200;

•	$47 cost method investment in FLI Charge, which the Company received from the disposition of FLI Charge in October 2017; and

•	$894 deposits made pursuant to various lease agreements, which will be returned to the Company at the end of the leases.

Note 6. Intangible Assets and Goodwill

Intangible assets

The following table provides information regarding the Company’s intangible assets, which consist of the following:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Weighted average amortization period (years)
Trade name	$13,309	$(4,485)	$8,824	$13,309	$(2,269)	$11,040	6.00
Customer relationships	312	(312)	—	312	(156)	156	2.00
Software	312	(69)	243	233	(4)	229	3.00
Patents	26,897	(26,797)	100	26,897	(26,775)	122	13.69
Total intangible assets	$40,830	$(31,663)	$9,167	$40,751	$(29,204)	$11,547

The Company’s trade name relates to the value of the XpresSpa trade name, customer relationships represent the value of the loyalty customers, software relates to certain capitalized third-party costs related to a new point-of-sale system, and patents consist of intellectual property portfolios acquired from third parties.

The Company’s intangible assets are amortized over their expected useful lives. During the year ended December 31, 2018, the Company recorded amortization expense of $2,465. During the year ended December 31, 2017, the Company recorded amortization and impairment expense of $2,403 related to its intangible assets.

There were no impairment indicators related to any of the Company’s amortizable intangible assets during the year ended December 31, 2018 for the Company’s continuing operations.

Estimated amortization expense for the Company’s intangible assets for each of the five succeeding years and thereafter at December 31, 2018 is as follows:

Years ending December 31,	Amount
2019	$2,305
2020	2,293
2021	2,284
2022	2,232
2023	15
Thereafter	38
Total	$9,167

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

The Company’s market capitalization is sensitive to the volatility of its stock price. On January 2, 2018, the first trading day of fiscal year 2018, the Company’s stock price opened at $544.00 and closed at $29.00. The closing price of the Company’s stock on March 29, 2018, the last trading day of the first quarter of fiscal 2018, was $14.40. The average closing stock price of the Company from January 2, 2018 through March 29, 2018 was approximately $20.40, ranging from $14.20 to $36.00 during that period.

On April 19, 2018, the Company entered into a separation agreement with its Chief Executive Officer regarding his resignation as Chief Executive Officer and as a Director the Company. On that same date, the Company’s Senior Vice President and Chief Executive Officer of XpresSpa was appointed by the Board of Directors as the Chief Executive Officer and as a Director of the Company.

These events were identified by the Company’s management as triggering events requiring that goodwill be tested for impairment as of March 31, 2018. In addition to the Company’s rebranding efforts to a pure-play health and wellness services company, its stock price continued to decline even after the announcement of the new Chief Executive Officer. As the stock price had not rebounded, the Company determined that the impairment was incurred during the three-month period ended March 31, 2018.

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

Based on the estimated fair value of goodwill, the Company recorded an impairment charge of $19,630, to reduce the carrying value of goodwill to its fair value, which was determined to be zero. This impairment charge is included in goodwill impairment in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2018.

The fair value measurement of goodwill was classified within Level 3 of the fair value hierarchy because the income approach was used, which utilizes significant inputs that are unobservable in the market. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date.

The following table provides information regarding the Company’s goodwill, which relates to the acquisition of XpresSpa completed in December 2016, and related impairment charge recorded during the year ended December 31, 2018. See “Note 16 – Discontinued Operations and Assets and Liabilities Held for Disposal” for impairment charges pertaining to discontinued operations for the year ended December 31, 2017.

Goodwill as of December 31, 2016	$20,303
Adjustments to XpresSpa goodwill	(673)
Goodwill as of December 31, 2017	19,630
Impairment of goodwill	(19,630)
Goodwill as of December 31, 2018	$—

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

The Company currently operates in two geographical regions: United States and all other countries. The following table represents the geographical revenue, regional operating loss, and total asset information as of and for the years ended December 31, 2018 and 2017. There were no concentrations of geographical revenue, regional operating loss or total assets related to any single foreign country that were material to the Company’s consolidated financial statements.

	For the years ended December 31,
	2018	2017
Revenue
United States	$44,738	$43,555
All other countries	5,356	5,268
Total revenue	50,094	48,823

Cost of sales
United States	36,017	35,844
All other countries	3,434	3,142
Total cost of sales	39,451	38,986

Segment operating income (loss)
United States	(36,125)	(16,282)
All other countries	1,400	1,566
Operating loss from continuing operations	(34,725)	(14,716)
Corporate non-operating expense, net	(1,184)	(1,285)
Loss from continuing operations before income taxes	$(35,909)	$(16,001)

Assets
United States	$27,809	$55,152
All other countries	2,666	3,642
Assets held for disposal	109	6,446
Total assets	$30,584	$65,240

Note 8. Debt and Convertible Notes

Debt

As part of the acquisition of XpresSpa, which was completed on December 23, 2016, the Company recorded the debt described below.

XpresSpa entered into a credit agreement and secured promissory note (the “Debt”) with Rockmore Investment Master Fund Ltd. (“Rockmore”), a related party, on April 22, 2015 that was amended on August 8, 2016. Rockmore is an investment entity controlled by the Company’s Chairman of the Board of Directors, Bruce T. Bernstein.

The total principal of the Debt is $6,500 payable in full upon maturity on December 31, 2019. In May 2017, per the original agreement and with Rockmore’s consent, the Company elected to extend the maturity date of the Debt from May 1, 2018 to May 1, 2019. No other material terms of the Debt were modified. The Debt bears 11.24% interest per year (based on 360 days in a year) that is payable as follows:

•	9.24% annual interest, calculated on a monthly basis, which is payable in arrears on the last business day of each month plus

•	2% annual interest, calculated on a monthly basis, which accrues monthly and becomes due and payable on the Debt anniversary dates.

On May 14, 2018, the Company and Rockmore agreed to extend the maturity date of the Debt from May 1, 2019 to December 31, 2019. No other material terms of the Debt were modified. As consideration for the agreement to extend the maturity date of the Debt and the consent to the Securities Purchase Agreement, the Company issued to Rockmore 250,000 Class A Warrants. These Class A Warrants were issued on the same terms and conditions as the Class A Warrants issued pursuant to the Securities Purchase Agreement. The warrants issued to Rockmore were classified as equity warrants in the consolidated balance sheet as of December 31, 2018.

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

During the years-ended December 31, 2018 and 2017, XpresSpa paid and recorded $731 of interest expense in connection with the Rockmore debt.

Convertible Notes

On May 15, 2018, the Company entered into the Securities Purchase Agreement with the Investors, pursuant to which the Company agreed to sell up to (i) an aggregate principal amount of $4,438 in the Convertible Notes, which includes $88 of Convertible Notes issued to Palladium Capital Advisors as Placement Agent, convertible into Common Stock at a conversion price of $12.40 per share, (ii) Class A Warrants to purchase 357,862 shares of Common Stock at an exercise price of $12.40 per share and (iii) Class B Warrants to purchase up to 178,931 shares of Common Stock at an exercise price of $12.40 per share. The Convertible Notes bear interest at a rate of 5% per annum. The Convertible Notes are senior secured obligations of the Company and are secured by certain of its personal property. Unless earlier converted or redeemed, the Convertible Notes will mature on November 16, 2019. The transaction closed on May 17, 2018.

The principal amount of the outstanding Convertible Notes was originally to be repaid monthly in the amount of $296, beginning on September 17, 2018, and the Company may make such payments and related interest payments in cash or, subject to certain conditions, in registered shares of Common Stock (or a combination thereof), at its election. If the Company chooses to repay the Convertible Notes in shares of Common Stock, the shares will be issued at a 10% discount to the volume weighted average price of Common Stock for the five (5) trading days commencing eight (8) days prior to the relevant repayment date and ending on the fourth (4th) trading day prior to such repayment date, subject to a minimum floor price of not less than 20% of the conversion price of the Convertible Notes on the issue date. The Company may also repay the Convertible Notes in advance of the maturity schedule subject to an early repayment penalty of 15%.

On August 14, 2018, the Company and each of the Investors entered into an Amendment Agreement (“First Amendment Agreement”) whereby the initial monthly principal repayment and accrued interest due on the Convertible Notes of $351 was settled in 2,067 shares of Common Stock on August 15, 2018. All other material terms of the Securities Purchase Agreement remained unchanged. During the three-month period ended September 30, 2018, several of the Investors converted their monthly principal payments and accrued interest due on the Convertible Notes into shares of Common Stock pursuant to the First Amendment Agreement, resulting in the issuance of an additional 2,737 shares of Common Stock.

On December 11, 2018, the Company entered into a Second Amendment Agreement (“Second Amendment Agreement”) whereby certain investors waived the Company’s obligation to make any monthly payments for the months of January, February and March 2019. Pursuant to the Second Amendment Agreement, each of such investors was permitted to convert its pro-rata share of the Convertible Notes, at a conversion price of $4.00 per share of Common Stock, such that the maximum number of shares to be issued pursuant to this amendment shall not exceed 250,000 shares of Common Stock. All other material terms of the Securities Purchase Agreement remained unchanged. During the three-month period ended December 31, 2018, one of the investors converted a portion of their allotted shares, in settlement of $23,000, into shares of Common Stock pursuant to the Second Amendment Agreement, resulting in the issuance of an additional 5,627 shares of Common Stock.

The table below summarizes the initial fair value of the Convertible Notes and Warrants as of May 17, 2018:

Class A Warrants	$1,827
Class B Warrants	135
Convertible Notes	2,388
Total Fair Value	$4,350

The table below summarizes changes in the book value of the Convertible Notes from May 17, 2018 to December 31, 2018:

Book value as of May 17, 2018	$2,388
Debt issuance costs	(320)
Book value as of May 17, 2018	2,068
Debt repayments in the period	(1,068)
Amortization of debt discount and debt issuance costs, included in interest expense	986
Book value as of December 31, 2018	$1,986

The debt discount and debt issuance costs will be amortized on a straight-line basis over the remaining term of the Convertible Notes. During the year ended December 31, 2018, the Company recorded $986 of amortization of debt discount and debt issuance costs, which was included in interest expense for the year ended December 31, 2018. Additionally, for the year ended December 31, 2018, the Company recorded $110 of interest expense related to the Convertible Notes, which was included in interest expense.

Note 9. Fair Value Measurements

The following table presents the placement in the fair value hierarchy of liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

May 2015 Warrants

Fair value measurement at reporting date using
Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
December 31, 2018:
May 2015 Warrants	$—	$—	$—	$—

December 31, 2017:
May 2015 Warrants	$34	$—	$—	$34

May 2018 Warrants

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
December 31, 2018:
A Warrants	$476	$—	$—	$476
B Warrants	—	—	—	—
Total	$476	$—	$—	$476

May 17, 2018:
A Warrants	$1,827	$—	$—	$1,827
B Warrants	135	—	—	135
Total	$1,962	$—	$—	$1,962

The Company measures its derivative warrant liabilities at fair value. The derivative warrant liabilities were classified within Level 3 because they were valued using the Black-Scholes-Merton model, which utilizes significant inputs that are unobservable in the market. These derivative warrant liabilities were initially measured at fair value and are marked to market at each balance sheet date. The derivative warrant liabilities are recorded as derivative warrant liabilities in the consolidated balance sheets and the revaluation of the derivative warrants liabilities is included in other non-operating income (expense) in the consolidated statements of operations and comprehensive loss.

In addition to the above, the Company’s financial instruments as of December 31, 2018 and 2017 consisted of cash and cash equivalents, receivables, accounts payable and Debt. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

The following table summarizes the changes in the Company’s derivative warrant liabilities measured at fair value using significant unobservable inputs (Level 3) during the year ended December 31, 2018:

December 31, 2017	$34
Issuance of warrants May 17, 2018	1,962
Decrease in fair value of the derivative warrant liabilities	(1,520)
December 31, 2018	$476

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities falls within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

May 2015 Warrants

December 31, 2018:

Description	Valuation technique	Unobservable inputs	Range
May 2015 Warrants	Black-Scholes-Merton	Volatility	71.16%
		Risk-free interest rate	2.49%
		Expected term, in years	1.34
		Dividend yield	0.00%

December 31, 2017:

Description	Valuation technique	Unobservable inputs	Range
May 2015 Warrants	Black-Scholes-Merton	Volatility	39.64%
		Risk-free interest rate	1.88%
		Expected term, in years	2.34
		Dividend yield	0.00%

May 2018 Warrants

December 31, 2018:	Dividend yield	0.00%

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities – A Warrants	Black-Scholes-Merton	Volatility	70.61%
		Risk-free interest rate	2.53%
		Expected term, in years	4.38
		Dividend yield	0.00%

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities – B Warrants	Black-Scholes-Merton	Volatility	84.02%
		Risk-free interest rate	2.25%
		Expected term, in years	0.12
		Dividend yield	0.00%

May 17, 2018:

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities – A Warrants	Black-Scholes-Merton	Volatility	71.13%
		Risk-free interest rate	2.98%
		Expected term, in years	5.00
		Dividend yield	0.00%

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities – B Warrants	Black-Scholes-Merton	Volatility	72.88%
		Risk-free interest rate	1.99%
		Expected term, in years	0.50
		Dividend yield	0.00%

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

The Marathon Common Stock is recognized as a cost method investment and, as such, was required to be measured at cost on the date of acquisition, which, as of the Transaction Date, approximated fair value. The following table presents the placement in the fair value hierarchy of the Marathon Common Stock measured at fair value on a nonrecurring basis as of the Transaction Date:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
January 11, 2018	$450	$—	$450	$—

December 31, 2018	$23	$23	$—	$—

The fair value of the Marathon Common Stock was estimated by multiplying the number of shares as they become tradeable by the price per share as of the Transaction Date, information that falls within Level 1 of the fair value hierarchy, quoted prices in active markets for identical assets; however, due to the fact that the Marathon Common Stock was restricted during the Lockup Period, the Company applied a discount on the lack of marketability to estimate the fair value at the measurement date, which is a significant other observable input resulting in placement in Level 2 of the fair value hierarchy. The fair value of the consideration as of the Transaction Date was determined to be $450. Based on the Company’s evaluation of the investment, it was determined that certain unrealized losses represented an other-than-temporary impairment as of December 31, 2018 and the Company recognized an impairment charge of $148 for the year ended December 31, 2018, equal to the excess of carrying value over fair value. The fair value of the remaining Marathon Common Stock held as of December 31, 2018 was determined to be $23, which is included in other assets in the consolidated balance sheet as of December 31, 2018.

On July 11, 2018, the Lockup Period concluded and the Company was permitted to begin trading the Marathon Common Stock, subject to a leak-out provision whereby the shares were released from lockup in equal increments over a twenty-day period. As of December 31, 2018, the remaining 44,354 shares of Marathon Common Stock were no longer restricted pursuant to the Lockup Period and leak-out provision, and the Company determined that the investments are classified within Level 1 of the fair value hierarchy.

During the year ended December 31, 2018, the Company sold 205,646 shares of Marathon Common Stock, with a carrying value of $279, for net proceeds of $200.

The following table summarizes the changes in the Company’s investment in Marathon Common Stock, measured at fair value using significant other observable inputs (Level 2) as of Transaction Date and measured at fair value using quoted prices in active markets for identical assets (Level 1) during the year ended December 31, 2018:

January 11, 2018	$450
Carrying value of Marathon Common Stock sold	(279)
Decrease in fair value of the Marathon Common Stock	(148)
December 31, 2018	$23

Other Fair Value Measurements

The following table presents the placement in the fair value hierarchy of the contingent consideration assumed by the Company following the acquisition of Excalibur Integrated Systems, Inc. (“Excalibur”), which is measured at fair value on a recurring basis as of December 31, 2018 and 2017:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
December 31, 2018:
Contingent consideration	$316	$—	$—	$316
December 31, 2017:
Contingent consideration	$316	$—	$—	$316

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

Note 10. Warrants*

The following table summarizes information about warrant activity during the years ended December 31, 2018 and 2017:

	No. of warrants*	Weighted average exercise price*	Exercise price range*
December 31, 2017	154,375	$60.60	$ 60.00 – 100.00
Granted	549,294	$12.40	$12.40
Exercised	—	—	—
Expired	—	—	—
December 31, 2018	703,669	$23.00	$ 12.40 – 100.00

The Company’s outstanding equity warrants as of December 31, 2018 consist of the following:

	No. outstanding*	Exercise price*	Remaining contractual life	Expiration Date
October 2015 Warrants	2,500	$100.00	2.29 years	April 15, 2021
December 2016 Warrants	125,000	$60.00	2.98 years	December 23, 2021
May 2018 Warrants	12,500	$12.40	4.88 years	November 17, 2023
Outstanding as of December 31, 2018	140,000

The Company’s outstanding derivative warrants as of December 31, 2018 consist of the following:

	No. outstanding*	Exercise price*	Remaining contractual life	Expiration Date
May 2015 Warrants	26,875	$60.00	1.34 years	May 4, 2020

*Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on February 22, 2019.

Note 11. Stock-based Compensation*

The Company has a stock-based compensation plan available to grant stock options and RSUs to the Company’s directors, employees and consultants. Under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), a maximum of 78,000 shares of Common Stock may be awarded. In 2015 and 2016, the Company amended the Plan so that a maximum number of shares of Common Stock that may be awarded was increased to 355,000. As of December 31, 2018, 191,569 shares were available for future grants under the Plan.

Total stock-based compensation expense for the years ended December 31, 2018 and 2017 was $916 and $2,745, respectively, of which stock-based compensation expense included in the discontinued operations was $0 and $586, respectively.

There were no stock options granted during the year ended December 31, 2018.

The following table illustrates the RSUs granted during the year ended December 31, 2018:

Grant date	No. of RSUs*	Fair market value at grant date*	Vesting term
February 28, 2018	2,670	$18.80	Vesting immediately upon grant
April 19, 2018	7,500	$12.00	Vesting immediately upon grant
May 15, 2018	23,250	$12.00	Over one year, vesting on one-year anniversary of grant date

The following tables summarize information about stock options and RSU activity during the year ended December 31, 2018:

	RSUs		Options
	No. of RSUs*	Weighted average grant date fair value*	No. of options*	Weighted average exercise price*	Exercise price range*	Weighted average grant date fair value*
Outstanding as of January 1, 2018	18,278	$42.40	215,897	$113.40	$22.00 – 820.00	$77.20
Granted	33,420	$12.60	—	—	—	—
Vested/Exercised	(28,448)	$32.20	—	—	—	—
Forfeited	(5,500)	$12.00	(111,302)	$119.00	$31.00 – 820.00	$78.60
Expired	—	—	(2,616)	$324.80	$192.00 – 330.00	$194.20
Outstanding as of December 31, 2018	17,750	$12.00	101,979	$99.80	$22.00 – 820.00	$62.40
Exercisable as of December 31, 2018	—	—	94,688	$101.80	$22.00 – 820.00	$63.20

	Non-vested stock options:		Non-vested RSU:
	No. of options*	Weighted average grant date fair value*	No. of RSUs*	Weighted average grant date fair value*
Balance at January 1, 2018	65,313	$23.80	18,278	$42.40
Granted	—	$—	33,420	$12.60
Vested	(24,729)	$24.00	(28,448)	32.20
Forfeited	(33,292)	$25.60	(5,500)	$12.00
Balance at December 31, 2018	7,292	$20.00	17,750	$12.00

The following table summarizes information about employee and non-employee stock options outstanding as of December 31, 2018:

Exercise price range	No. options outstanding*	No. options exercisable*	Weighted average remaining contractual life (years)
$0.01-200.00	91,979	84,688	8.00
$200.00-400.00	—	—	—
$400.00-600.00	2,000	2,000	5.57
$600.00-800.00	5,300	5,300	5.35
$800.00-1000.00	2,700	2,700	6.14
	101,979	94,688

*Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on February 22, 2019.

As of December 31, 2018, there was no aggregate intrinsic value associated with either the options outstanding or the options exercisable, as they were out-of-the-money. As of December 31, 2017, the total aggregate intrinsic values of options outstanding was $14, and there was no aggregate intrinsic value associated with the options exercisable as they were out-of-the-money. There were no options exercised during the years ended December 31, 2018 and 2017.

The total fair value of stock options that vested in the years ended December 31, 2018 and 2017 was $565 and $1,932, respectively. As of December 31, 2018, there was approximately $153 of total unrecognized stock-based payment cost related to non-vested options, shares, and RSUs granted under the incentive stock option plans. Overall, the cost is expected to be recognized over a weighted average of 1.00 years.

The Company did not recognize tax benefits related to its stock-based compensation as there is a full valuation allowance recorded.

Note 12. Related Parties Transactions

On April 14, 2018, the Company entered into a consulting agreement with an employee of Mistral Equity Partners, which is a significant shareholder of the Company and whose Chief Executive Officer is a member of the Board of Directors of the Company, to consult on certain business-related matters. The total consideration is approximately $10 per month through December 31, 2018. The agreement may be terminated by either party at any time upon delivery of written notice. Pursuant to the agreement, the Company recorded consulting expense of $85 for the year ended December 31, 2018. The consulting agreement was extended through June 30, 2019. No other material terms of the agreement were modified.

In connection with the Collaboration Agreement with Calm, the Company sold Calm subscriptions and certain Calm-branded retail products in its spas, beginning in November 2018. During the year ended December 31, 2018, the Company recorded revenue of $11 from the sale of Calm’s branded products in its spas which is included in products and services revenue in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2018.

Note 13. Property and Equipment

The following table summarizes information about property and equipment activity during the years ended December 31, 2018 and 2017:

Balance of property and equipment as of December 31, 2016	$16,266
Additions	5,104
Depreciation expense	(5,573)
Balance of property and equipment as of December 31, 2017	15,797
Additions	3,031
Depreciation expense	(7,033)
Balance of property and equipment as of December 31, 2018	$11,795

Property and equipment is comprised of three categories: leasehold improvements, furniture and fixtures, and other operating equipment.

During the years ended December 31, 2018 and 2017, the Company recorded $7,033 and $5,573 of depreciation expense from continuing operations, respectively. Included in the depreciation expense from continuing operations for the year ended December 31, 2018 was a $2,100 expense for impairment of fixed assets in locations where the Company has obligations under long-term leases. Included in the depreciation expense from continuing operations for the year ended December 31, 2017 is $1,131 of accelerated depreciation related to the closure of one of XpresSpa’s JFK locations in June 2017. The assets related to the JFK location are not included in the net book value of property and equipment and accumulated depreciation, as noted in the table below.

As of December 31, 2018 and 2017, the Company had capitalized $770 and $860, respectively, related to construction-in-progress based on percentage of completion of each in-progress project. In October 2017, the Company recorded a $235 reduction of construction-in-progress within property and equipment and an increase to goodwill, which represents amounts as of the acquisition date of XpresSpa that were related to two old projects for stores that never actually opened.

	December 31,
	2018	2017	Useful Life
Furniture and fixtures	$1,264	$1,164	3-4 years
Leasehold improvements	18,932	17,704	Average 5-8 years
Other operating equipment	2,322	1,488	Maximum 5 years
	22,518	20,356
Accumulated depreciation	(10,723)	(4,559)
Total property and equipment, net	$11,795	$15,797

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the shorter of remaining lease term or economic useful life (which is on average 5-8 years).

Note 14. Other Current Assets

As of December 31, 2018 and 2017, the Company’s other current assets were comprised of the following:

	December 31,
	2018	2017
Prepaid expenses	$1,204	$1,212
Notes receivable	—	800
Other	261	108
Total other current assets	$1,465	$2,120

Prepaid expenses are predominantly comprised of prepaid insurance policies which have terms of one year or less. The note receivable, which related to the sale of FLI Charge, was collected in February 2018.

Note 15. Accounts Payable, Accrued Expenses and Other Current Liabilities

As of December 31, 2018 and 2017, the Company’s accounts payable, accrued expenses and other current liabilities were comprised of the following:

	December 31,
	2018	2017
Accounts payable	$3,825	$3,362
Accrued expenses	1,704	3,160
Accrued compensation	1,126	1,074
Tax-related liabilities	719	615
Gift certificates and loyalty reward program liabilities	674	474
Other	84	51
Total accounts payable, accrued expenses and other current liabilities	$8,132	$8,736

Accrued liability for insurance

XpresSpa carries several annual insurance policies including indemnity, fire, umbrella, and workers’ compensation. XpresSpa financed a total of $1,184, or 80%, of the total insurance premiums with a third-party provider, at a weighted average rate of 4.06% per year payable in ten monthly installments. As of December 31, 2018, XpresSpa had an outstanding balance of its financing arrangement of approximately $897, which is included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets, scheduled to be repaid in 2019.

Merchant financing

In February 2017, XpresSpa entered into a merchant financing arrangement with a top tier credit card company for $500. As of December 31, 2017, the outstanding balance of the advance was $112. This balance was repaid in full in February 2018. No further merchant financing has been obtained.

Note 16. Discontinued Operations and Assets and Liabilities Held for Disposal

FLI Charge

In June 2017, the Company concluded that the requirement to report the results of FLI Charge, a wholly-owned subsidiary included in its technology operating segment, as discontinued operations was triggered. As a result, a non-cash impairment loss to discontinued operations of $1,092 relating to FLI Charge’s technology assets and goodwill was recorded during the year ended December 31, 2017.

On October 20, 2017 (the “Closing Date”), the Company sold FLI Charge to a group of private investors and FLI Charge management, to own and operate FLI Charge. The Company did not provide any continued management or financing support to FLI Charge after the Closing Date.

Total consideration for the sale of FLI Charge was $1,250, payable in installments. The consideration was secured by a note and security agreement. Additionally, the Company is entitled to a 5% royalty, in perpetuity, on the gross revenue of FLI Charge and of any affiliate of FLI Charge with regard to conductive wireless charging, power, or accessories. The Company also received a warrant exercisable in FLI Charge or an affiliate of FLI Charge upon an initial public offering or certain defined events in connection with a change of control. The warrant has a five-year life and is based on a valuation of the lesser of $30,000 or the financing valuation of FLI Charge preceding the initial public offering or certain defined events.

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

In consideration for the Disposition, the Buyer issued to the Company:

•	2,250,000 shares of common stock of Route1 (“Route1 common stock”);

•	warrants to purchase 30,000,000 shares of Route1 common stock, which will feature an exercise price of CAD 5 cents per share of common stock and will be exercisable for a three-year period; and

•	certain other payments over the three-year period pursuant to an earn-out provision in the Purchase Agreement.

The Company retained certain inventory with a value of $555 to be disposed of separately from the transaction with Route1 in the first half of 2018. Of this amount, $110 was sold and the remaining inventory excluded from the transaction was subsequently determined to be obsolete and unsalable and was fully written off in June 2018. Assets held for disposal includes $109 of accounts receivable, net of allowance, associated with the sale of the inventory excluded from the transaction with Route1.

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

The total consideration of the Disposition is recognized as a cost method investment and, as such, must be measured at cost on the date of acquisition, which, as of the Closing Date, approximates fair value. The fair value of the total consideration as of the Closing Date was determined to be $1,625, which is less than the carrying value of the asset, and is included in other assets in the consolidated balance sheet as of December 31, 2018. This resulted in a loss on disposal of $301, which is included in consolidated net loss from discontinued operations in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2018.

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

The sale of Group Mobile was completed on March 22, 2018, after which the Company had no further involvement with Group Mobile.

Operating Results and Assets and Liabilities Held for Sale

The following table represents the components of operating results from discontinued operations, as presented in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2018 and 2017:

	For the years ended December 31,
	2018	2017
Revenue	$2,834	$15,454
Cost of sales	(2,305)	(12,373)
Depreciation and amortization	(131)	(770)
Impairment	—	(8,577)
General and administrative	(1,190)	(5,986)
Loss on disposal	(301)	—
Non-operating expense	(22)	(13)
Loss from discontinued operations before income taxes	(1,115)	(12,265)
Income tax expense	—	(12)
Consolidated net loss from discontinued operations	$(1,115)	$(12,277)

In addition, the following table presents the carrying amounts of the major classes of assets and liabilities held for sale as of December 31, 2018 and 2017, as presented in the consolidated balance sheets:

	December 31,
	2018	2017
Cash	$—	$150
Accounts receivable, net	109	2,920
Inventory	—	1,935
Other current assets	—	3
Property and equipment, net	—	874
Intangible assets, net	—	564
Assets held for disposal	$109	$6,446

Accounts payable, accrued expenses and other current liabilities	$40	$3,142
Deferred revenue	—	619
Liabilities held for disposal	$40	$3,761

Note 17. Income Taxes

For the years ended December 31, 2018 and 2017, the loss from continuing operations before income taxes consists of the following:

	2018	2017
Domestic	$(36,506)	$(16,536)
Foreign	597	535
	$(35,909)	$(16,001)

Income tax expense attributable to continuing and discontinued operations for the years ended December 31, 2018 and 2017 consisted of the following:

	2018	2017
Continuing operations
Current:
Federal	$(6)	$—
State	22	—
Foreign	22	62
Deferred:
Federal	(316)	49
State	—	—
Foreign	—	—
	$(278)	$111

	2018	2017
Discontinued operations
Current:
Federal	$—	$11
State	—	1
Foreign	—	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	$—	$12

Income tax expense attributable to continuing operations differed from the amounts computed by applying the applicable United States federal income tax rate to loss from continuing operations before taxes on income as a result of the following:

	For the years ended December 31,
	2018	2017
Loss from continuing operations before income taxes	$(35,909)	$(16,001)
Tax rate	21%	35%

Computed “expected” tax benefit	(7,541)	(5,600)
State taxes, net of federal income tax benefit	(1,422)	(647)
Change in valuation allowance	7,539	(19,554)
Nondeductible expenses	242	800
Tax Reform Rate impact	—	24,486
Other items	904	626
Income tax expense (benefit) for continuing operations	$(278)	$111

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
Deferred income tax assets
Net operating loss carryforwards	$39,972	$35,743
Stock-based compensation	4,468	4,238
Intangible assets and other	4,308	1,020
Net deferred income tax assets	48,748	41,001
Less:
Valuation allowance	(48,748)	(41,209)
Net deferred income tax assets	$—	$(208)

The Company assesses the need for a valuation allowance related to its deferred income tax assets by considering whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. A valuation allowance has been recorded against the Company’s deferred income tax assets, as it is in the opinion of management that it is more likely than not that the net operating loss carryforwards (“NOLs”) will not be utilized in the foreseeable future.

The cumulative valuation allowance as of December 31, 2018 is $48,748, which will be reduced if and when the Company determines that the deferred income tax assets are more likely than not to be realized.

The following table presents the changes to the valuation allowance during the years presented:

As of January 1, 2017	$58,914
Charged to cost and expenses – continuing operations	(19,206)
Charged to cost and expenses – discontinued operations	1,455
Return to provision true-up and other	46
As of December 31, 2017	41,209
Charged to cost and expenses – continuing operations	8,300
Charged to cost and expenses – discontinued operations	342
Return to provision true-up and other	(1,103)
As of December 31, 2018	$48,748

As of December 31, 2018, the Company’s estimated aggregate total NOLs were $150,926 for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $23,139 for U.S. federal purposes with an indefinite life due to new regulations in the TCJA of 2017. The NOL amounts are presented before Internal Revenue Code, Section 382 limitations (“Section 382”). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, the Company’s ability to utilize all such NOL and credit carryforwards may be limited. The NOLs available post-merger that the Company completed in 2012 that are not subject to limitation amount to $134,463. The remaining NOLs of $39,601 are subject to the limitation of Section 382. The annual limitation is approximately $2,000.

The Company files its tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. XpresSpa Group has open tax years for 2015 through 2017.

On December 22, 2017, the United States government enacted the Tax Act, which made changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among other changes, that was generally effective for tax years beginning after December 31, 2017. After the one-year evaluation under SAB 118, the Company determined that there was no material impact from the TCJA.

As a result of the reduction to the corporate tax rate, the Company was required to remeasure its deferred tax assets and liabilities and any associated adjustment to the valuation allowance. As the Company was in a full valuation allowance in both 2018 and 2017, the net impact to the financial statements associated with the rate change was immaterial.

Note 18. Commitments and Contingencies

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company recorded $290 as of December 31, 2018 and $250 as of December 31, 2017, which are included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets.

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

On January 3, 2017, XpresSpa filed a lawsuit in the Supreme Court of the State of New York, County of New York, against Cordial and several related parties. The lawsuit alleges breach of contract, unjust enrichment, breach of fiduciary duty, fraudulent inducement, fraudulent concealment, tortious interference, and breach of good faith and fair dealing. XpresSpa is seeking damages, declaratory judgment, rescission/termination of certain agreements, disgorgement of revenue, fees and costs, and various other relief. On February 21, 2017, the defendants filed a motion to dismiss. On March 3, 2017, XpresSpa filed a first amended complaint against the defendants. On April 5, 2017, Cordial filed a motion to dismiss. On September 12, 2017, the Court held a hearing on the motion to dismiss. On November 2, 2017, the Court granted the motion to dismiss which was entered on November 13, 2017. On December 22, 2017, XpresSpa filed a notice of appeal, and on September 24, 2018, XpresSpa perfected its appellate rights and submitted a brief to the Supreme Court of New York, First Department appellate court. Oral arguments on the appeal are expected to take place in early 2019. Oral argument on the appeal went forward on March 20, 2019, and the court likely will rule in the coming months.

On March 30, 2018, Cordial filed a lawsuit against XpresSpa, a subsidiary of XpresSpa, and several additional parties in the Superior Court of Fulton County, Georgia, alleging the violation of Cordial’s civil rights, tortious interference, breach of fiduciary duty, civil conspiracy, conversion, retaliation, and unjust enrichment. Cordial has threated to seek punitive damages, attorneys’ fees and litigation expenses, accounting, indemnification, and declaratory judgment as to the status of the membership interests of XpresSpa and Cordial in the joint venture and Cordial’s right to profit distributions and management fees from the joint venture. On May 3, 2018, the Court issued an order extending the time for the defendants to respond to Cordial’s lawsuit until June 25, 2018. On May 4, 2018, the defendants moved the lawsuit to the United States District Court for the Northern District of Georgia. On June 5, 2018, the Court granted an extension of time for the defendants’ response until August 17, 2018. On August 9, 2018, the Court granted an additional extension of time for the defendants’ response until September 7, 2018, and thereafter provided another extension pending the Court’s consideration of XpresSpa’s Motion to Stay all action in the Georgia lawsuit, pending resolution of the New York lawsuit and the FAA action. On October 29, 2018, XpresSpa’s Motion to Stay was denied. Prior to resolution of the Motion to Stay, Cordial filed a Motion for Temporary Restraining Order (“TRO Motion”), seeking to enjoin the defendants and specifically XpresSpa, from, among other things, distributing any cash flow, net profits, or management fees, or otherwise expending resources beyond necessary operation expenses. XpresSpa filed an opposition and, in a decision entered December 26, 2018, the Court denied Cordial’s TRO Motion entirely. Defendants filed a Motion to Dismiss the Complaint in its entirety on November 20, 2018, which is pending decision by the Court.

In re Chen et al.

In March 2015, four former XpresSpa employees who worked at XpresSpa locations in John F. Kennedy International Airport and LaGuardia Airport filed a putative class and collective action wage-hour litigation in the United States District Court, Eastern District of New York. In re Chen et al., CV 15-1347 (E.D.N.Y.). Plaintiffs claim that they and other spa technicians around the country were misclassified as exempt commissioned salespersons under Section 7(i) of the federal Fair Labor Standards Act (“FLSA”). Plaintiffs also assert class claims for unpaid overtime on behalf of New York spa technicians under the New York Labor Law, and discriminatory employment practices under New York State and City laws. On July 1, 2015, the plaintiffs moved to have the court authorize notice of the FLSA misclassification claim sent to all employees in the spa technician job classification at XpresSpa locations around the country in the last three years. Defendants opposed the motion. On February 16, 2016, the Magistrate Judge assigned to the case issued a Report & Recommendation, recommending that the District Court Judge grant the plaintiffs’ motion. On March 1, 2016, the defendants filed Opposition to the Magistrate Judge’s Report & Recommendation, arguing that the District Court Judge should reject the Magistrate Judge’s findings. On September 23, 2016, the court ruled in favor of the plaintiffs and conditionally certified the class. The parties held a mediation on February 28, 2017 and reached an agreement on a settlement in principle. On September 6, 2017, the parties entered into a settlement agreement. On September 15, 2017, the parties filed a motion for settlement approval with the Court. XpresSpa subsequently paid the agreed-upon settlement amount to the settlement claims administrator to be held in escrow pending a fairness hearing and final approval by the Court. On March 30, 2018, the Court entered a Memorandum and Order denying the motion without prejudice to renewal due to questions and concerns the Court had about certain settlement terms. On April 24, 2018, the parties jointly submitted a supplemental letter to the Court advocating for the fairness and adequacy of the settlement and appeared in Court on April 25, 2018 for a hearing to discuss the settlement terms in greater detail with the assigned Magistrate Judge. At the conclusion of the hearing, the Court still had questions about the adequacy and fairness of the settlement terms, and the Judge asked that the parties jointly submit additional information to the Court addressing the open issues. The parties submitted such information to the Court on May 18, 2018 and are awaiting the Court’s ruling on the open issues.

Binn v. FORM Holdings Corp. et al.

On November 6, 2017, Moreton Binn and Marisol F, LLC, former stockholders of XpresSpa, filed a lawsuit against the Company and its directors in the United States District Court for the Southern District of New York. The lawsuit alleged violations of various sections of the Securities Exchange Act of 1934 (“Exchange Act”), material omissions and misrepresentations (negligent and fraudulent), fraudulent omission, expropriation, breach of fiduciary duties, aiding and abetting, and unjust enrichment in the defendants’ conduct related to the Company’s acquisition of XpresSpa, and sought rescission of the transaction, damages, equitable and injunctive relief, fees and costs, and various other relief. On January 17, 2018, the defendants filed a motion to dismiss the complaint. On February 7, 2018, the plaintiffs amended their complaint. On February 28, 2018, the defendants filed a motion to dismiss the amended complaint. By March 30, 2018, the motion to dismiss was fully briefed. On August 7, 2018, the Court ruled on the defendants’ motion, dismissing eight of the plaintiffs’ ten claims and denying the defendants’ motion to dismiss with respect to the two remaining claims, related to the Exchange Act. On October 30, 2018, the Court ordered that the plaintiffs could file an amended complaint and, in response, the defendants could move for summary judgment. Consistent with the Court’s Order, on November 16, 2018, the plaintiffs filed a second amended complaint, modifying their allegations, and asserting claims pursuant to the Exchange Act, the Securities Act of 1933, and bringing a breach of contract claim. On December 17, 2018, the defendants filed a motion for summary judgment seeking dismissal of all claims. On February 1, 2019, the plaintiffs filed an opposition to defendants’ motion and filed a counter motion for partial summary judgment concerning one of the alleged misstatements. The defendants’ motion for summary judgment was fully briefed as of March 1, 2019. The plaintiffs’ partial motion for summary judgment was fully briefed as of March 15, 2019.

Krainz v. FORM Holdings Corp. et al.

On March 20, 2019, a second suit was commenced in the United States District Court for the Southern District of New York against FORM Holdings Corp., seven of its directors and former directors, as well as a managing director of Mistral Equity Partners. The individual plaintiff, Roman Kainz, who was a shareholder of XpresSpa Holdings, LLC at the time of its merger with FORM Holdings Corp, alleges that Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false statements concerning, inter alia, the merger and the independence of FORM Holdings Corp.’s board of directors, violated Section 12(2) of the Securities Act of 1933, breached the Merger Agreement by making false and misleading statements concerning the merger, and fraudulently induced Plaintiff into signing the joinder agreement related to the Merger. This suit seeks rescission of the transaction, damages, equitable and injunctive relief, fees and costs, and various other relief.

Route1

On May 23, 2018, Route1 and Group Mobile filed a Statement of Claim against the Company in the Ontario (Canada) Superior Court of Justice seeking monetary damages based on indemnity claims made by Route1 and Group Mobile pursuant to the Group Mobile Purchase Agreement, including an offset against funds payable to the Company by Route1 and Group Mobile pursuant to the Group Mobile Purchase Agreement. On August 13, 2018, the Company filed its Defense and Counterclaim, seeking the payment of such funds payable to the Company by Route1 and Group Mobile pursuant to the Group Mobile Purchase Agreement.

Rodger Jenkins v. XpresSpa Group, Inc.

In March 2019, Rodger Jenkins filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The lawsuit alleges breach of contract of the stock purchase agreement related to the Company’s acquisition of Excalibur Integrated Systems, Inc. and seeks specific performance, compensatory damages and other fees, expenses and costs.

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

Leases

The Company is obligated under multiple lease agreements for its XpresSpa retail concessions. The lease agreements for the retail concessions have terms which expire at varying dates through December 31, 2028 and primarily require payment of rent as a percentage of sales and a minimum annual guarantee (“MAG”) rent payment. The MAG rent under the terms of the agreements range from $3 to $320 per year and are adjusted on each anniversary date.

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

The Company’s corporate headquarters are located in New York, NY and its lease will expire in October 2019.

Rent expense from continuing operations for operating leases for years ended December 31, 2018 and 2017 were $8,405 and $7,996, respectively.

As of December 31, 2018, future minimum commitments under noncancelable lease agreements are as follows:

Years ending December 31,	Amount
2019	$3,563
2020	2,848
2021	2,188
2022	2,256
2023	1,538
Thereafter	2,642
Total	$15,035

Note 19. Subsequent Events

CEO Transition

On February 8, 2019, Edward Jankowski resigned as Chief Executive Officer of the Company and as a director of the Company. Mr. Jankowski’s resignation was not as a result of any disagreement with the Company on any matters related to the Company’s operations, policies or practices. Mr. Jankowski will receive termination benefits including $375 payable in equal installments over a twelve-month term commencing on February 13, 2019 and COBRA continuation coverage paid in full by the Company for up to a maximum of twelve months.

Effective as of February 11, 2019, Douglas Satzman was appointed by the Company’s board of directors as the Chief Executive Officer of the Company and as a director of the Company.

Reverse Stock Split

On February 22, 2019, The Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-20 reverse stock split of the Company’s shares of Common Stock. Such amendment and ratio were previously approved by the Company’s stockholders and board of directors, respectively.

As a result of the reverse stock split, every twenty (20) shares of the Company’s pre-reverse split Common Stock were combined and reclassified into one (1) share of Common Stock. Proportionate voting rights and other rights of Common Stock holders were affected by the reverse stock split. Stockholders who would have otherwise held a fractional share of Common Stock received payment in cash in lieu of any such resulting fractional shares of Common Stock as the post-reverse split amounts of Common Stock were rounded down to the nearest full share. Such cash payment in lieu of a fractional share of Common Stock was calculated by multiplying such fractional interest in one share of Common Stock by the closing trading price of the Company’s Common Stock on February 22, 2019, and rounded to the nearest cent. No fractional shares were issued in connection with the reverse stock split.

The Company’s Common Stock began trading on the Nasdaq Capital Market on a post-reverse split basis at the open of business on February 25, 2019.

FLI Charge Amendment to Royalty Agreement and Termination of Warrant

In February 2019, the Company entered into an agreement to release FLI Charge’s obligation to pay any royalties on FLI Charge’s perpetual gross revenues with regard to conductive wireless charging, power, or accessories, and to cancel its warrants exercisable in FLI Charge in exchange for cash proceeds of $1,100, which were received in full on February 15, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto, duly authorized on the 1st day of April, 2019.

XpresSpa Group, Inc.

By:	/s/ DOUGLAS SATZMAN
Douglas Satzman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS SATZMAN	Chief Executive Officer and Director (Principal	April 1, 2019
Douglas Satzman	Executive Officer)

/s/ JANINE CANALE	Controller (Principal Financial Officer	April 1, 2019
Janine Canale	and Principal Accounting Officer)

/s/ BRUCE T. BERNSTEIN	Director, Chairman of Board of Directors	April 1, 2019
Bruce T. Bernstein

/s/ SALVATORE GIARDINA	Director	April 1, 2019
Salvatore Giardina

/s/ ANDREW R. HEYER	Director	April 1, 2019
Andrew R. Heyer

/s/ DONALD E. STOUT	Director	April 1, 2019
Donald E. Stout