Form 10-K/A
period 2018-12-31
XpresSpa Group, Inc.
filed 2019-04-30
CIK 1410428

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the closing sale price of such shares on The Nasdaq Stock Market LLC on June 30, 2018 was $5,400,389.

As of April 28, 2019, 1,956,712 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of XpresSpa Group, Inc. (“XpresSpa Group” or the “Company”) for the fiscal year ended December 31, 2018, as originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019 (the “Original Filing”). This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because the Company has not and will not file a definitive proxy statement within 120 days after the end of its 2018 fiscal year. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Board of Directors currently consists of five (5) members. Prior to each annual meeting of stockholders, the Board of Directors considers the recommendations of the Nominating and Corporate Governance Committee and votes to nominate individuals for election or re-election for a term of one year or until their successors are duly elected and qualify or until their earlier death, resignation, or removal. Election takes place at our annual meeting of stockholders.

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

Name	Age	Position(s) with the Company
Douglas Satzman	45	Chief Executive Officer and Director
Bruce T. Bernstein*(1)(2)(3)	55	Chairman of the Board of Directors
Salvatore Giardina*(2)	57	Director
Donald E. Stout*(1)(2)(3)	72	Director
Andrew R. Heyer*	61	Director

*	Independent director under the rules of The Nasdaq Stock Market
(1)	Current member of Compensation Committee
(2)	Current member of Audit Committee
(3)	Current member of Nominating and Corporate Governance Committee

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based upon this review, our Board of Directors has determined that the following members of our Board of Directors are “independent directors” as defined by The Nasdaq Stock Market: Bruce T. Bernstein, Donald E. Stout, Salvatore Giardina, and Andrew R. Heyer.

Douglas Satzman has served as our Chief Executive Officer and as a member of our Board of Directors since February 11, 2019. Mr. Satzman most recently served as CEO of Joe Coffee Company, a premium Specialty Coffee chain serving craft roasted coffee and artisanal food items with over 20 company owned cafes in New York City and Philadelphia. During his tenure, he created a multi-channel national growth plan, created infrastructure and assembled a leadership team after the first private equity investment in the 15 year-old family business. Previously, Mr. Satzman was Chief Executive Officer, U.S. of Le Pain Quotidien, a premium Bakery & Full Service Restaurant chain serving artisanal breads/pastries, organic products & wholesome cuisine in over 90 company-owned restaurants across the U.S. where he developed a long-term growth strategy focused on building organic sales, opening new stores and markets, creating multi-channel growth platforms and leveraging technology. He also re-organized the corporate and field teams which resulted in improved customer service, improved store level support and reduced costs. Prior to that, Mr. Satzman spent 14 years at Starbucks Coffee Company where he held roles of increasing responsibility across the U.S. and Europe, culminating in being named Senior Vice-President, EMEA Business Development & Channel Operations. In that role, he led and delivered a high growth strategy across Europe, Russia, Middle East and Africa as well as non-company owned retail operations across more than 35 countries. During his assignments in the U.S. and EMEA, Mr. Satzman’s direct responsibilities included leading the travel vertical, including operations and business development across all airports resulting in significant revenue, profit and growth.

We believe Mr. Saltzman’s extensive experience in the retail industry qualifies him to serve on our Board Directors.

Bruce T. Bernstein joined our Board of Directors in February 2016 and has served as the Chairman of our Board of Directors since February 2018. Mr. Bernstein has over thirty years of experience in the securities industry, primarily as senior portfolio manager for two alternative finance funds as well as in trading and structuring of arbitrage strategies. Mr. Bernstein has served as President of Rockmore Capital, LLC since 2006, the manager of a direct investment and lending fund with peak assets under management of $140 million. Previously, he served as Co-President of Omicron Capital, LP, an investment firm based in New York, which he joined in 2001. Omicron Capital focused on direct investing and lending to public small cap companies and had peak assets under management of $260 million. Prior to joining Omicron Capital, Mr. Bernstein was with Fortis Investments Inc., where he was Senior Vice President in the bank’s Global Securities Arbitrage business unit, specializing in equity structured products and equity arbitrage and then President in charge of the bank’s proprietary investment business in the United States. Prior to Fortis, Mr. Bernstein was Director in the Equity Derivatives Group at Nomura Securities International specializing in cross-border tax arbitrage, domestic equity arbitrage and structured equity swaps. Mr. Bernstein started his career at Kidder Peabody, where he rose to the level of Assistant Treasurer. Mr. Bernstein also serves as a member of the Board of Directors of Neurotrope, Inc. Mr. Bernstein is also a member of the board of Summit Digital Health, a laser-based blood glucose monitor distributor, based in New Jersey. Mr. Bernstein holds a B.B.A. from City University of New York (Baruch).

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

We believe Mr. Stout’s historical knowledge of the Company and intellectual property experience qualifies him to serve on our Board of Directors.

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

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2018 there were eleven (11) meetings of our Board of Directors as well as four (4) unanimous consents. The various committees of the Board of Directors met a total of six (6) times. No director attended fewer than 75% of the total number of meetings of the Board of Directors and of committees of the Board of Directors on which he served during fiscal 2018. The Board of Directors has adopted a policy under which each member of the Board of Directors is strongly encouraged, but not required, to attend each annual meeting of our stockholders.

Audit Committee. Our Audit Committee met four (4) times during fiscal 2018. This committee currently has three (3) members, Salvatore Giardina (Chairman), Bruce T. Bernstein and Donald E. Stout. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews our annual and quarterly financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and The Nasdaq Stock Market (“Nasdaq”), as such standards apply specifically to members of audit committees. The Board of Directors has determined that both Messrs. Giardina and Bernstein are “audit committee financial experts,” as defined by the SEC in Item 407 of Regulation S-K.

A copy of the Audit Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.xpresspagroup.com/corp_governance.

Compensation Committee. Our Compensation Committee met one (1) time during fiscal 2018. This committee currently has two (2) members, Bruce T. Bernstein (Chairman) and Donald E. Stout.

Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) and our 2006 Stock Option Plan (the “2006 Plan”). The Compensation Committee is responsible for the determination of the compensation of our Chief Executive Officer, and shall conduct its decision-making process with respect to that issue without the Chief Executive Officer present, and establishment and reviewing general compensation policies with the objective of attracting and retaining superior talent, rewarding individual performance and achieving our financial goals. The Compensation Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities. During fiscal year 2018, based on the recommendation of management, the Compensation Committee did not engage third party compensation consultants.

Both members of the Compensation Committee qualify as independent under the definition promulgated by Nasdaq. A copy of the Compensation Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.xpresspagroup.com/corp_governance.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee met one (1) time during fiscal 2018 and currently has two (2) members, Bruce T. Bernstein and Donald E. Stout. The Nominating and Corporate Governance Committee’s role and responsibilities are set forth in the Nominating and Corporate Governance Committee’s written charter and is authorized to:

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

Board Leadership Structure and Role in Risk Oversight

Effective February 5, 2018, the Board appointed Bruce T. Bernstein as the non-executive Chairman of the Board of Directors.

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

Based solely upon a review of the copies of the forms furnished to us, we believe that our officers, directors and beneficial owners of more than 10% of our common stock complied with all applicable filing requirements during the fiscal year ended December 31, 2018.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation awarded or incurred by us during the fiscal years ended December 31, 2018 and 2017 to (i) all individuals that served as our principal executive officers at any time during the fiscal year ended December 31, 2018, which includes Edward Jankowski and Andrew Perlman; (ii) the most highly compensated executive officer other than the principal executive officer who was serving as executive officer at December 31, 2018, which includes Janine Canale, the only other executive officer who was serving as of December 31, 2018; and (iii) up to two additional individuals for whom disclosure would have been required pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer at December 31, 2018, which includes Anastasia Nyrkovskaya (collectively, the “named executive officers”). The following table does not include compensation information for Douglas Satzman, who was appointed as our Chief Executive Officer on February 11, 2019.

Name and principal position	Year	Salary ($)	Incentive Pay ($)(1)	Equity Awards ($)(2)	Total ($)
Edward Jankowski(3)	2018	250,000	—	—	250,000
	2017	375,000	125,000	361,301	861,301

Andrew D. Perlman(4)	2018	138,000	—	—	138,000
	2017	450,000	125,000	608,562	1,183,562

Janine Canale(5)	2018	147,500	20,000	—	167,500
	2017	130,000	—	—	130,000

Anastasia Nyrkovskaya(6)	2018	311,300	—	—	311,300
	2017	375,000	225,000	361,301	961,301

(1)	Amounts represent a discretionary cash bonus for 2017 that were paid in 2018 and a discretionary cash bonus for 2018 that were paid in 2019.

(2)

Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Notes 2 and 11 to our consolidated financial statements included in the Original Filing.

(3)	Mr. Jankowski served as our Chief Executive Officer until February 13, 2019. Compensation for 2018 includes salary payments but does not include severance that was paid in fiscal 2019.

(4)	Mr. Perlman served as our Chief Executive Officer until April 19, 2018. Compensation for 2018 includes salary payments and the payment of severance pursuant to the Perlman Separation Agreement (as defined below). Compensation for 2017 includes salary payments, a discretionary cash bonus disclosed under “Incentive Pay” and equity awards in the amount of $608,562.

(5)	Ms. Canale served as our Corporate Controller and Principal Financial & Accounting Officer until April 12, 2019. Compensation for 2018 and 2017 include salary and bonus payments.

(6)	Mr. Nyrkovskaya served as our Chief Financial Officer and Treasurer until June 19, 2018. Compensation for 2018 includes salary payments of $311,300 pursuant to the Nyrkovskaya Separation Agreement (as defined below). Compensation for 2017 includes salary payments, a discretionary cash bonus disclosed under “Incentive Pay” and equity awards in the amount of $361,301.

Narrative Disclosure to Summary Compensation Table

Edward Jankowski

On January 20, 2017, we entered into an employment agreement with Mr. Jankowski, which had a term of three years. Under the terms of the employment agreement, Mr. Jankowski received an annual base salary of $375,000 and was eligible to participate in any annual bonus or other incentive compensation program that we may have adopted from time to time for our executive officers. If Mr. Jankowski earned any bonus or non-equity based incentive compensation which remained unpaid upon termination of employment for any reason, whether by Mr. Jankowski or us other than for cause, then Mr. Jankowski would be entitled to receive a pro- rata portion of such incentive compensation at the time it is paid.

On February 8, 2019, Mr. Jankowski resigned from his positions as Chief Executive Officer and director and his employment with us terminated effective as of February 13, 2019. On March 14, 2019, we entered into a separation agreement and a non-disclosure and non-solicitation agreement with Mr. Jankowski. The separation agreement includes a release by Mr. Jankowski of claims against us and certain related parties. In consideration of the foregoing release, we agreed to pay Mr. Jankowski $375,000, payable in substantially equal installments in cash commencing on the next regular payroll date following the effective date of the Separation Agreement. Additionally, in consideration of the foregoing release, we agreed to pay in full Mr. Jankowski’s COBRA continuation coverage for up to a maximum of twelve months following the separation date so long as Mr. Jankowski has not become covered by the medical plan of a subsequent employer during such period and is otherwise entitled to COBRA continuation coverage.

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

On April 19, 2018, Mr. Perlman resigned from his position as Chief Executive Officer and as our Director. On April 19, 2018, we entered into a separation agreement (the “Perlman Separation Agreement”) with Mr. Perlman related to his resignation. The Perlman Separation Agreement includes a release by Mr. Perlman of claims against us and certain related parties. In connection with the entry into the Perlman Separation Agreement, Mr. Perlman agreed that he would continue to be subject to the non-disclosure agreement between Mr. Perlman and us that contains a covenant protecting our confidential information. In addition, Mr. Perlman agreed to be subject to a covenant not to compete with us for a two-year period following the separation date, a covenant prohibiting Mr. Perlman from soliciting or hiring our employees for a two-year period following the separation date, and a covenant not to disparage us or any of our businesses, services, products, affiliates or current, former or future directors and named executive officers (in their capacity as such). The Perlman Separation Agreement also includes certain affirmative covenants binding on Mr. Perlman, including, without limitation, a covenant to reasonably cooperate with us in connection with any action, suit, or proceeding, whether or not by or in the right of us and whether civil, criminal, administrative, investigative or otherwise.

In consideration of the foregoing release and covenants, we agreed to pay Mr. Perlman severance in an amount equal to $125,000 (the “Deferred Cash”), payable in monthly installments of $20,833.34 over the six (6) month period following the date that we achieve both of the following objectives at the end of an applicable calendar quarter, as shown in the Quarterly Report on Form 10-Q or Annual Report on Form 10-K reporting such quarter (the “Cash Objectives”): (i) our Working Capital exceeds $6,368,000, and (ii) Free Cash exceeds $6,368,000; provided that if we do not achieve the Cash Objectives prior to the second (2nd) anniversary of the separation date, the Deferred Cash shall be forfeited and no amounts shall be payable under the Perlman Separation Agreement. For purposes of the Perlman Separation Agreement, “Free Cash” means cash and cash equivalents as defined in our Annual Report on Form 10-K and calculated consistently, less (i) any cash or cash equivalents that are restricted in any way, and (ii) any cash received by us from a debt, equity or other capital raise subsequent to the Perlman Separation Agreement. For purposes of the Perlman Separation Agreement, “Working Capital” shall mean (i) current assets less current liabilities, prepared in accordance with GAAP and consistent with our prior filings on Annual Reports on Form 10-K, less (ii) any cash received by us from a debt, equity or other capital raise subsequent to the separation date.

Further, in consideration of the foregoing release and covenants, an aggregate of 153,301 of Mr. Perlman’s restricted stock units that were scheduled to vest in May 2018 (the “Current RSUs”) became subject to a restriction on sale until the earlier of: (i) the one (1) year anniversary of the separation date; and (ii) the date upon which the volume weighted average price (“VWAP”) for our common stock for thirty (30) consecutive trading days exceeds $1.50 (as adjusted by us in our discretion for any stock split, subdivision, dividend or distribution). In addition, immediately following the effective date of the Perlman Separation Agreement, we agreed to grant to Mr. Perlman an additional 150,000 restricted stock units, which were fully vested as of the date of grant (the “Granted RSUs”); provided, however, that such Granted RSUs were subject to a restriction on sale until the earlier of: (i) the one (1) year anniversary of the separation date; and (ii) the date upon which the VWAP for our common stock for thirty (30) consecutive trading days exceeds $1.50 (as adjusted by us in our discretion for any stock split, subdivision, dividend or distribution). The foregoing restrictions expired on April 18, 2019.

Anastasia Nyrkovskaya

On December 19, 2014, we entered into an employment agreement with Ms. Nyrkovskaya. Under the terms of her employment agreement, Ms. Nyrkovskaya’s annual base salary was $315,000. On October 13, 2015, we entered into an amendment to the existing employment agreement with Ms. Nyrkovskaya, pursuant to which the employment period under the employment agreement was extended to December 31, 2017. In addition, the annual base salary of Ms. Nyrkovskaya was increased from $315,000 to $325,000 and Ms. Nyrkovskaya remained eligible to receive an annual performance bonus according to corporate and personal goals, as shall be established by the Compensation Committee in its sole discretion.

On January 20, 2017, we entered into an employment agreement with Ms. Nyrkovskaya that superseded her prior employment agreement. Under the terms of this new employment agreement, Ms. Nyrkovskaya’s annual base salary was increased to $375,000, retroactive to January 1, 2017. The employment agreement was for a term of three (3) years, provided that the employment agreement was to extend in two (2) month increments for up to one (1) year thereafter for each month that the negotiations are not concluded prior to sixth months before the end of the term. The employment agreement provided that Ms. Nyrkovskaya would be eligible to participate in any annual bonus and other incentive compensation program that we may adopt from time to time for our executive officers, and provided further that if Ms. Nyrkovskaya had earned any bonus or non-equity based incentive compensation which remained unpaid upon termination of employment for any reason, whether by Ms. Nyrkovskaya or us other than for cause, then Ms. Nyrkovskaya would be entitled to receive a pro-rata portion of such incentive compensation at the time it is paid.

On June 19, 2018, Ms. Nyrkovskaya resigned from her positions with us. She agreed to remain with us in a reduced capacity through October 15, 2018, during which time she transitioned certain projects while we completed a search for a new Chief Financial Officer. On June 19, 2018, we entered into a separation agreement (the “Nyrkovskaya Separation Agreement”) with Ms. Nyrkovskaya, which includes a release by Ms. Nyrkovskaya of claims against us and certain related parties. In consideration of the foregoing release, we agreed to pay Ms. Nyrkovskaya four months of her annual pro-rated base salary in substantially equal installments commencing on the next regular payroll date following the effective date of the Nyrkovskaya Separation Agreement.

Janine Canale

Ms. Canale joined the Company in March 2017 as a Corporate Controller. Upon termination of Ms. Nyrkovskaya’s employment with us, Ms. Canale became our Principal Financial and Accounting Officer. Ms. Canale did not have an employment agreement with the Company. On March 28, 2019, Ms. Canale resigned, effective April 12, 2019, to commence another career opportunity.

Outstanding Equity Awards at 2018 Fiscal Year End

The following table sets forth information regarding grants of stock options and unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2018, to each of our named executive officers.

	Options Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Option exercise price ($)	Option expiration date
Edward Jankowski	8,333	4,166	42.40	January 17, 2027
Andrew Perlman	3,125	—	636.00	February 11, 2023
Janine Canale	—	2,500	—	May 15, 2028
Anastasia Nyrkovskaya	1,500	—	570.00	May 6, 2023
Anastasia Nyrkovskaya	1,500	—	820.00	February 20, 2024
Anastasia Nyrkovskaya	14,583	—	31.00	April 4, 2026
Anastasia Nyrkovskaya	7,291	—	42.40	January 17, 2027

*

The market value is determined by multiplying the number of shares by $3.20, the closing price of our common stock on Nasdaq on December 31, 2018, the last day of our fiscal year. All option awards information is adjusted to reflect the impact of the 1:20 reverse stock split that became effective on February 22, 2019.

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

Potential Payments upon Termination or Change-In-Control

The following summarizes the payments and potential payments to each of our named executive officers as of December 31, 2018 upon termination or change-in-control. The discussion assumes that such event occurred on December 31, 2018, the last business day of our fiscal year, at which time the closing price of our common stock as listed on Nasdaq was $3.20 per share (adjusted for the 1-for-20 reverse stock split). For a further discussion of these provisions see the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” above.

Edward Jankowski

In the event Mr. Jankowski’s employment had been terminated for (i) Good Reason by Mr. Jankowski, or (ii) by us without Cause, Mr. Jankowski would have received severance in the amount of one year of base salary, and COBRA payments totaling approximately $375,000.

In addition, in the event a change-in-control of our wholly-owned subsidiary XpresSpa had occurred, Mr. Jankowski would have been entitled to receive 2% of the amount equal to the total amount of cash and the fair market value of all non-cash consideration paid or payable to us or our stockholders in connection with the change of control, net of transaction expenses payable to third parties and less the original acquisition price of wholly-owned subsidiary XpresSpa of $45,000,000 and less any past or future capital contributions made or to be made by us or our stockholders. A change of control of our wholly-owned subsidiary XpresSpa means (a) an acquisition or series of acquisitions by a person or entity unrelated to us of more than fifty percent (50%) of the outstanding shares or securities entitled to vote for the election of directors or similar managing authority of wholly-owned subsidiary XpresSpa or (b) a sale or disposition of all or substantially all of wholly-owned subsidiary XpresSpa’s assets to an unrelated third party. In the event that a closing of a public spin-off or initial public offering of our wholly-owned subsidiary XpresSpa had occurred, Mr. Jankowski would have been entitled to receive deferred stock units ("DSUs"), pursuant to wholly-owned subsidiary XpresSpa’s equity incentive plan then in effect, equal to 2% of wholly-owned subsidiary XpresSpa’s outstanding shares of common stock immediately after the such public offering; which DSUs would have been settled in common stock of XpresSpa twelve (12) months after the date of such public offering, which had no intrinsic value as of December 31, 2018

Andrew D. Perlman

On April 19, 2018, Mr. Perlman resigned from his positions with us.  See “Narrative Disclosure to Summary Compensation Table – Andrew D. Perlman” for a description of the amounts paid to Mr. Perlman in connection with his separation.

Anastasia Nyrkovskaya

On June 19, 2018, Ms. Nyrkovskaya resigned from her positions with us.  See “Narrative Disclosure to Summary Compensation Table – Anastasia Nyrkovskaya” for a description of the amounts paid to Ms. Nyrkovskaya in connection with her separation.

Janine Canale

Ms. Canale was not entitled to any payments upon termination or change-in-control.

Director Compensation

The following table sets forth the compensation of persons who served as non-employee members of our Board of Directors during the fiscal year ended December 31, 2018. Directors who are employed by us are not compensated for their service on our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Bruce T. Bernstein(2)	50,000	—	50,000
John Engelman(3)	50,000	—	50,000
Donald E. Stout(4)	50,000	—	50,000
Salvatore Giardina(5)	50,000	—	50,000
Richard K. Abbe(6)	50,000	—	50,000
Andrew R. Heyer(7)	50,000	—	50,000

(1)

Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. See Notes 2 and 11 of the consolidated financial statements disclosed in the Original Filing for the assumptions made in the valuation of the equity awards.

(2)	As of December 31, 2018, Mr. Bernstein held 145,000 fully vested options.

(3)	As of December 31, 2018, Mr. Engelman held 155,000 fully vested options.

(4)	As of December 31, 2018, Mr. Stout held 160,000 fully vested options.

(5)	As of December 31, 2018, Mr. Giardina held 145,000 fully vested options.

(6)	Mr. Abbe resigned as a director on December 18, 2018.

(7)	As of December 31, 2018, Mr. Heyer held 75,000 fully vested options.

We reimburse each member of our Board of Directors for reasonable travel and other out-of-pocket expenses in connection with attending meetings of the Board of Directors.

We compensate each of our non-employee directors an annual cash stipend of $50,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain aggregate information, as of December 31, 2018 with respect to all of our equity compensation plans then in effect:

Plan Category	No. of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights ($)	No. of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Total equity compensation plans approved by security holders (1)(2)	119,729	$4.34	235,271

(1)	These plans consist solely of the 2012 Plan, as amended on November 23, 2016. Under the amended 2012 Plan, a maximum of 355,000 shares of common stock may be awarded. The 2012 Plan was originally approved by our stockholders on July 19, 2012, following the merger with Innovate/Protect, replacing our then existing 2006 Plan. The 2006 Plan is fully exercised with no securities outstanding.

(2)	All information reflects the Company’s 1-for-20 reverse stock split that was effected on February 25, 2019.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock, Series D Preferred Stock and Series E Preferred Stock as of April 15, 2019 for (a) each stockholder known by us to own beneficially more than 5% of our common stock, Series D Preferred Stock or Series E Preferred Stock (b) each of our named executive officers, (c) each of our directors and director nominees, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock, Series D Preferred Stock and Series E Preferred Stock that may be acquired by an individual or group within 60 days of April 15, 2019, pursuant to the exercise of options or warrants or the vesting of restricted stock units to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock, Series D Preferred Stock and/or Series E Preferred Stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on (i) 1,956,712 shares of common stock and (ii) 21,027 shares of Series D Preferred Stock convertible into 168,216 shares of common stock and (iii) 48,387 shares of Series E Preferred Stock convertible into 241,935 shares of common stock. All beneficial ownership information reflects the Company’s 1-for-20 reverse stock split that was effected on February 25, 2019.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Percent of Shares of Common Stock Beneficially Owned	Number of Shares of Common Stock Underlying Series D Preferred Beneficially Owned	Percent of Shares of Common Stock Underlying Series D Preferred Beneficially Owned	Number of Shares of Common Stock Underlying Series E Preferred Beneficially Owned	Percent of Shares of Common Stock Underlying Series E Preferred Beneficially Owned
Five percent or more beneficial owners:
Mistral Spa Holdings, LLC(2)	196,339	9.64%	120,749	71.78%	—	—
Alpha Capital Anstalt(3)	527,279	13.04%	—	—	—	—
Calm.com, Inc.(4)	—	—	—	—	241,935	100.00%
Directors and named executive officers:
Douglas Satzman	0	*	—	—	—	—
Edward Jankowski	7,948	*	—	—	—	—
Andrew Perlman	28,928	1.48%	—	—	—	—
Anastasia Nyrkovskaya	3,028	*	—	—	—	—
Janine Canale	—	—	—	—	—	—
Bruce T. Bernstein(5)	55,827	2.80%	19,670	11.69%	—	—
Donald E. Stout(6)	21,837	1.11%	—	—	—	—
Salvatore Giardina(7)	11,500	*	—	—	—	—
Andrew R. Heyer(2)(8)	209,589	9.99%	120,749	71.78%	—	—
All current directors and officers as a group (5 individuals)(9):	298,753	14.18%	140,419	83.48%	—	—

*	Less than 1%

(1)	Unless otherwise indicated, the business address of the individuals is c/o XpresSpa Group, Inc., 780 Third Avenue, 12th Floor, New York, NY 10017.

(2)

The number of shares of common stock beneficially owned includes 116,934 shares of common stock and warrants to purchase 79,405 shares of common stock. Includes 301,874 shares of Series D Preferred stock convertible into 120,749 shares of common stock.

Mistral Spa Holdings, LLC (“MSH”), a Delaware limited liability company, is an investment entity indirectly controlled by Mr. Heyer through Mistral Equity Partners, LP (“MEP”), Mistral Equity Partners QP, LP (“MEP QP”) and MEP Co-Invest, LLC (“MEP Co-Invest”). Mistral Equity GP, LLC (“MEP GP” and, together with MEP, MEP QP, and MEP Co-Invest, the “Mistral Fund Entities”) is the general partner of MEP and MEP QP. By reason of the provisions of Rule 16a-1 of the Exchange Act, the Mistral Fund Entities may be deemed to be beneficial owners of certain of the securities that are deemed to be beneficially owned by MSH, and Mr. Heyer may be deemed to be the beneficial owner of any securities that may be deemed to be beneficially owned by MSH and/or the Mistral Fund Entities. Mr. Heyer may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act) in an indeterminate portion of the securities reported as beneficially owned by MSH, and MEP GP may be deemed to have an indirect pecuniary interest in an indeterminate portion of the securities reported as beneficially owned by MEP and MEP QP. MSH’s address is 650 Fifth Avenue, Floor 31, New York, NY 10019. Mr. Heyer’s business address is c/o Mistral Capital Management, LLC, 650 Fifth Avenue, 31st Floor, New York, NY 10019.

(3)	Based upon information known to the Company and a securities purchase agreement the Company entered into on May 15, 2018, which information has been updated to reflect the 1-for-20 reverse stock split that was effected on February 25, 2019, Alpha Capital Anstalt has been deemed to have beneficial ownership of 255,102 shares of our common stock and warrants to purchase 272,177 shares of our common stock. The address of Alpha Capital Anstalt is Lettstrasse 32, P.O. Box 1212, 9490 Vaduz, Liechtenstein. The shares included in the table report the number of shares that would be issuable upon exercise of the warrants, without giving effect to the 9.99% blocker included in such securities. The percentage included in the table reflects the 9.99% blocker.

(4)	Based on a Schedule 13D/A filed by Calm.com, Inc. with the SEC on January 2, 2019, which reported ownership as of December 28, 2019, which information has been updated to reflect the 1-for-20 reverse stock split that was effected on February 25, 2019. The principal business address of the beneficial owner is 140 2nd Street, Third Floor, San Francisco, CA 94105.

(5)	The number of shares of common stock beneficially owned includes options to purchase 9,375 shares of our common stock and warrants to purchase 25,435 shares of common stock. Includes 49,177 shares of Series D Preferred stock convertible into 19,670 shares of common stock.

(6)	The number of shares of common stock beneficially owned includes options to purchase 17,231 shares of our common stock.

(7)	The number of shares of common stock beneficially owned includes options to purchase 11,500 shares of our common stock.

(8)	The number of shares of common stock beneficially owned includes options to purchase 7,500 shares of our common stock and warrants to purchase 79,405 shares of common stock. Includes 301,874 shares of Series D Preferred stock convertible into 120,749 shares of common stock. The shares included in the table report the number of shares that would be issuable upon exercise of the warrants, without giving effect to the 9.99% blocker included in such securities. The percentage included in the table reflects the 9.99% blocker.

(9)	See footnotes (5) through (8).

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

None.

Director Independence and Committee Qualifications

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based upon this review, we believe that Messrs. Bernstein, Stout, Giardina, and Heyer qualify as independent directors in accordance with the standards set by Nasdaq, as well as Rule 10A-3 promulgated under the Exchange Act. Accordingly, our Board of Directors is comprised of a majority of independent directors as required by Nasdaq rules. Our Board of Directors has also determined that each member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee meets the independence requirements applicable to each such committee member prescribed by Nasdaq and the SEC. Our Board of Directors has further determined that Messrs. Giardina and Bernstein are “audit committee financial experts” as defined in the rules of the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

CohnReznick LLP (“CohnReznick”) was selected by our Audit Committee as our independent registered public accounting firm for the fiscal year ended December 31, 2018. This selection was ratified by our stockholders at the 2018 annual meeting held on September 18, 2018. In deciding to select CohnReznick, the Audit Committee carefully considered the qualifications of CohnReznick, including its reputation for integrity, quality, and competence in the fields of accounting and auditing. Further, the Audit Committee reviewed auditor independence issues and existing commercial relationships with CohnReznick. The Audit Committee concluded that independence of CohnReznick was not impaired for the fiscal years ended December 31, 2018 and 2017. For the fiscal years ended December 31, 2018 and 2017, we incurred the following fees for the services of CohnReznick:

	2018	2017
Audit fees(1)	$346,250	$431,325
Audit-related fees(2)	103,800	25,450
Total	$450,050	$456,775

(1)	Audit fees includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees includes fees for benefit plan audits and lease compliance audits.

Pre-Approval of Audit and Non-Audit Services

Consistent with SEC policies and guidelines regarding audit independence, our Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our independent registered public accounting firms in 2018 and 2017.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Form 10-K/A are filed with, or incorporated by reference in, this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York of New York on the 30th day of April, 2019.

XPRESSPA GROUP, INC.

By:	/s/ Douglas Satzman
Name:	Douglas Satzman
Title:	Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Douglas Satzman	Chief Executive Officer and Director (Principal	April 30, 2019
Douglas Satzman	Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Bruce T. Bernstein	Director, Chairman of Board of Directors	April 30, 2019
Bruce T. Bernstein

/s/ Salvatore Giardina	Director	April 30, 2019
Salvatore Giardina

/s/ Donald E. Stout	Director	April 30, 2019
Donald E. Stout

/s/ Andrew R. Heyer	Director	April 30, 2019
Andrew R. Heyer

Exhibits Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC, the unitholders of XpresSpa who are parties thereto and Mistral XH Representative, LLC, as representative of the unitholders, dated as of August 8, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2016).

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated September 8, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 9, 2016).

2.3	Amendment No. 2 to Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated October 25, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 25, 2016).

3.1	Amended and Restated Certificate of Incorporation, as amended as of December 31, 2018 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on April 1, 2019).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed with the SEC on April 1, 2019).

3.3	Certificate of Designation of Series C Junior Participating Preferred Stock (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on March 21, 2016).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 23, 2016).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2018).

4.1	Specimen Common Stock certificate (incorporated by reference from our Registration Statement on Form S-1 filed on May 18, 2010).

4.2	Form of Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

4.3	Form of Warrant (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

4.4	Section 382 Rights Agreement, dated as of March 18, 2016, between Vringo, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designation of Series C Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 21, 2016)

4.5	Amendment to Section 382 Rights Agreement, dated March 18, 2019, between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 22, 2019).

4.6	Form of Warrant to Purchase Shares of Common Stock of FORM Holdings Corp. (incorporated by reference from Annex F to our Registration Statement on Form S-4 filed with the SEC on October 26, 2016)

4.7	Form of Secured Convertible Note (incorporated by reference from Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

4.8	Form of Class A Warrant (incorporated by reference from Exhibit 4.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

4.9	Form of Class B Warrant (incorporated by reference from Exhibit 4.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.1†	Vringo, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated by reference from Appendix C of our Proxy Statement on Schedule 14A (DEF 14A) filed with the SEC on September 25, 2015)

10.2†	Form of Management Option Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010).

10.3†	Form of Stock Option Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.4†	Form of Restricted Stock Unit Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.5	Form of Indemnification Agreement, dated January 31, 2013, by and between Vringo, Inc. and each of its Directors and Executive Officer (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2012 filed on March 21, 2013)

10.6	Subscription Agreement, dated as of August 8, 2016, by and between FORM Holdings Corp. and Mistral Spa Holdings, LLC (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2016)

10.7	Subscription Agreement and Joinder, dated as of August 8, 2016, by and between XpresSpa Holdings, LLC and FORM Holdings Corp (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 8, 2016)

10.8†	FORM Holdings Corp. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 28, 2016)

10.9†	Independent Director’s Agreement, by and between FORM Holdings Corp. and Andrew R. Heyer, dated as of December 23, 2016 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.10††	Confidential Settlement and Patent Assignment Agreement by and between FORM Holdings Corp. and Nokia Corporation dated as of December 5, 2016 (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2016 filed on March 30, 2017)

10.11	Form of Stock Purchase Agreement, dated as of February 2, 2016, by and between FORM Holdings Corp., Excalibur Integrated Systems, Inc., each of the holders of the capital stock of Excalibur, and the sellers’ representative (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 3, 2017)

10.12†	Executive Employment Agreement, dated January 20, 2017, by and between FORM Holdings Corp. and Edward Jankowski (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017)

10.13†	Executive Employment Agreement, dated January 18, 2017, by and between FORM Holdings Corp. and Andrew Perlman (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017)

10.14†	Executive Employment Agreement, dated January 17, 2017, by and between FORM Holdings Corp. and Anastasia Nyrkovskaya (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017)

10.15†	Executive Employment Agreement, dated January 17, 2017, by and between FORM Holdings Corp. and Jason Charkow (incorporated by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017)

10.16	Membership Purchase Agreement dated as of March 7, 2018 by and among Route1 Security Corporation, Route1 Inc. and XpresSpa Group, Inc. (incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 26, 2018)

10.17	Credit Agreement dated as of April 22, 2015, by and between XpresSpa Holdings, LLC and Rockmore Investment Master Fund Ltd (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.18	First Amendment to Credit Agreement and Conditional Waiver dated as of August 8, 2016, by and between XpresSpa Holdings, LLC and Rockmore Investment Master Fund Ltd (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.19	Second Amendment to Credit Agreement dated as of May 10, 2017, by and between XpresSpa Holdings, LLC and B3D, LLC (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.20	Third Amendment to Credit Agreement dated as of May 14, 2018, by and between XpresSpa Holdings, LLC and B3D, LLC (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.21	Security Agreement dated as of April 22, 2015, by and between XpresSpa Holdings, LLC and Rockmore Investment Master Fund Ltd (incorporated by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.22	Supplement No. 1 to Security Agreement dated as of May 18, 2015, by and between XpresSpa Holdings, LLC and Rockmore Investment Master Fund Ltd (incorporated by reference from Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.23	Supplement No. 2 to Security Agreement dated as of December 20, 2017, by and between XpresSpa Holdings, LLC and Rockmore Investment Master Fund Ltd (incorporated by reference from Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.24	Form of Securities Purchase Agreement, dated May 15, 2018, by and among the Company and the Investors (incorporated by reference from Exhibit 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.25	Form of Registration Rights Agreement, dated May 15, 2018, by and among the Company and the Investors (incorporated by reference from Exhibit 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.26	Form of Security Agreement, dated May 15, 2018, by and among the Company, the Subsidiaries, the Collateral Agent and the Investors (incorporated by reference from Exhibit 10.10 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.27	Form of Stock Purchase Agreement, dated November 12, 2018, by and among the Company and Calm.com, Inc. (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2018).

10.28	Product Sale and Marketing Agreement, dated November 12, 2018, by and between the Company and Calm.com, Inc. (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed with the SEC on April 1, 2019).

10.29†	Separation Agreement between the Company and Mr. Edward Jankowski, dated March 14, 2019 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 15, 2019).

10.30†	Non-Disclosure Agreement between the Company and Mr. Edward Jankowski, dated March 14, 2019 (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 15, 2019).

21	Subsidiaries of XpresSpa Group, Inc. (incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K filed with the SEC on April 1, 2019).

23.1	Consent of CohnReznick LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K filed with the SEC on April 1, 2019).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBLR Taxonomy Extension Schema Document

101.CAL***	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBLR Taxonomy Extension Definition Linkbase Document

101.LAB***	XBLR Taxonomy Extension Label Linkbase Document

101.PRE***	XBLR Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

††	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

