Form 10-Q
period 2019-03-31
XpresSpa Group, Inc.
filed 2019-05-15
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	XSPA	The Nasdaq Stock Market LLC

As of May 15, 2019, 1,956,712 shares of the registrant’s common stock were outstanding.

XpresSpa Group, Inc. and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2019 (Unaudited)	December 31, 2018
Current assets
Cash and cash equivalents	$2,884	$3,403
Inventory	881	782
Other current assets	1,122	1,465
Assets held for disposal	109	109
Total current assets	4,996	5,759

Restricted cash	428	487
Property and equipment, net	11,289	11,795
Intangible assets, net	8,599	9,167
Operating lease right-of-use assets, net	9,565	—
Other assets	3,383	3,376
Total assets	$38,260	$30,584

Current liabilities
Accounts payable, accrued expenses and other current liabilities	$8,795	$8,132
Debt	6,500	6,500
Convertible notes, net	1,695	1,986
Liabilities held for disposal	40	40
Total current liabilities	17,030	16,658

Derivative warrant liabilities	324	476
Operating lease liabilities	9,565	—
Other liabilities	316	315
Total liabilities	27,235	17,449
Commitments and contingencies (see Note 19)

Stockholders’ equity
Series A Convertible Preferred stock, $0.01 par value per share; 6,968 shares authorized; 348 issued and none outstanding	—	—
Series B Convertible Preferred stock, $0.01 par value per share; 1,609,167 shares authorized; 80,458 issued and none outstanding	—	—
Series C Junior Preferred stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	—	—
Series D Convertible Preferred Stock, $0.01 par value per share; 500,000 shares authorized; 23,760 shares issued and 21,027 shares outstanding with a liquidation value of $20,186	4	4
Series E Convertible Preferred Stock, $0.01 par value per share, 1,473,300 shares authorized; 48,387 shares issued and outstanding with a liquidation value of $3,023	10	10
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 1,941,341 and 1,761,802 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	354	352
Additional paid-in capital	296,823	295,904
Accumulated deficit	(289,886)	(286,913)
Accumulated other comprehensive loss	(272)	(251)
Total stockholders’ equity attributable to the Company	7,033	9,106
Noncontrolling interests	3,992	4,029
Total stockholders’ equity	11,025	13,135
Total liabilities and stockholders’ equity	$38,260	$30,584

*Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on February 22, 2019.

The accompanying notes form an integral part of these condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2019	2018
Revenue
Products and services	$11,046	$11,800
Other	1,184	800
Total revenue	12,230	12,600

Cost of sales
Labor	5,778	6,210
Occupancy	1,865	2,060
Products and other operating costs	1,455	1,507
Total cost of sales	9,098	9,777
Depreciation and amortization	1,649	1,653
Goodwill impairment	—	19,630
General and administrative*	3,600	4,596
Total operating expenses	14,347	35,656
Operating loss from continuing operations	(2,117)	(23,056)
Interest expense	(611)	(183)
Other non-operating income (expense), net	(105)	(90)
Loss from continuing operations before income taxes	(2,833)	(23,329)
Income tax benefit (expense)	(11)	84
Consolidated net loss from continuing operations	(2,844)	(23,245)
Loss from discontinued operations before income taxes		(605)
Income tax benefit (expense)	—	—
Consolidated net loss from discontinued operations	—	(605)
Consolidated net loss	(2,844)	(23,850)
Net income attributable to noncontrolling interests	(129)	(83)
Net loss attributable to the Company	$(2,973)	$(23,933)

Consolidated net loss from continuing operations	$(2,844)	$(23,245)
Other comprehensive loss from continuing operations	(21)	(66)
Comprehensive loss from continuing operations	(2,865)	(23,311)
Consolidated net loss from discontinued operations	—	(605)
Other comprehensive loss from discontinued operations	—	—
Comprehensive loss from discontinued operations	—	(605)
Comprehensive loss	$(2,865)	$(23,916)

Loss per share**
Loss per share from continuing operations	$(1.61)	$(17.54)
Loss per share from discontinued operations	—	(0.46)
Total basic and diluted net loss per share	$(1.61)	$(18.00)
Weighted-average number of shares outstanding during the period:**
Basic	1,852,072	1,279,639
Diluted	1,852,072	1,279,639

*Includes stock-based compensation expense, as follows:
General and administrative	$104	$312

**Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on February 22, 2019.

The accompanying notes form an integral part of these condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Preferred stock	Common stock	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Company equity	Non- controlling interest	Total equity
December 31, 2018	$14	$352	$295,904	$(286,913)	$(251)	$9,106	$4,029	$13,135
Issuance of common stock for repayment of debt and interest	—	2	815	—	—	817	—	817
Stock-based compensation	—	—	104	—	—	104	—	104
Net loss for the period	—	—	—	(2,973)	—	(2,973)	129	(2,844)
Foreign currency translation	—	—	—	—	(21)	(21)	—	(21)
Distributions to noncontrolling interests	—	—	—	—	—	—	(166)	(166)
March 31, 2019	$14	$354	$296,823	$(289,886)	$(272)	$7,033	$3,992	$11,025

	Preferred stock	Common stock	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Company equity	Non- controlling interest	Total equity
December 31, 2017	$4	$265	$290,396	$(249,708)	$(74)	$40,883	$4,956	$45,839
Vesting of restricted stock units (“RSUs”)	—	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	312	—	—	312	—	312
Net loss for the period	—	—	—	(23,933)	—	(23,933)	83	(23,850)
Foreign currency translation	—	—	—	—	(66)	(66)	—	(66)
Distributions to noncontrolling interests	—	—	—	—	—	—	(220)	(220)
March 31, 2018	$4	$266	$290,707	$(273,641)	$(140)	$17,196	$4,819	$22,015

The accompanying notes form an integral part of these condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Consolidated net loss	$(2,844)	$(23,850)
Consolidated net loss from discontinued operations	—	(605)
Consolidated net loss from continuing operations	(2,844)	(23,245)
Adjustments to reconcile consolidated net loss from continuing operations to net cash used in operating activities:
Items not affecting cash flows
Depreciation, impairment, and amortization	1,649	1,653
Impairment of goodwill	—	19,630
Amortization of debt discount and debt issuance costs	394	—
Stock-based compensation	104	312
Issuance of shares of common stock for repayment of debt and interest	132	—
Change in fair value of derivative warrant liabilities	(152)	(33)
Gain on the sale of patents	—	(450)
Changes in assets and liabilities
Decrease in inventory	(99)	109
Decrease (increase) in other current assets and other assets	336	(1,559)
Decrease in accounts payable, accrued expenses and other current liabilities	663	(176)
Increase in other liabilities	1	62
Net cash provided by (used in) operating activities – continuing operations	184	(3,697)
Net cash provided by (used in) operating activities – discontinued operations	—	1,363
Net cash provided by (used in) operating activities	184	(2,334)
Cash flows from investing activities
Acquisition of property and equipment	(575)	(1,178)
Acquisition of software	—	(66)
Proceeds from the sale of patents	—	250
Cash received from note receivable	—	800
Net cash used in investing activities – continuing operations	(575)	(194)
Net cash used in investing activities – discontinued operations	—	—
Net cash used in investing activities	(575)	(194)
Cash flows used in financing activities
Distributions to noncontrolling interests	(166)	(220)
Net cash used in financing activities – continuing operations	(166)	(220)
Net cash used in financing activities – discontinued operations	—	—
Net cash used in financing activities	(166)	(220)
Effect of exchange rate changes and foreign currency translation	(21)	(66)
Decrease in cash and cash equivalents and restricted cash	(578)	(2,814)
Cash and cash equivalents and restricted cash at beginning of period	3,890	6,368
Cash and cash equivalents and restricted cash at end of period	$3,312	$3,554
Cash paid during the period for
Interest	$183	$150
Non-cash investing and financing transactions
Issuance of common stock to repay $685 of debt and interest	$817	$—

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

As a result of the transition to a pure-play health and wellness services company, the Company currently has one operating segment that is also its sole reporting unit, XpresSpa, a leading airport retailer of spa services. XpresSpa is a well-recognized airport spa brand with 55 locations, consisting of 50 domestic and 5 international locations as of March 31, 2019. XpresSpa offers travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. During the first three months of 2019 and 2018, XpresSpa generated $12,230 and $12,600 of revenue, respectively. As of March 31, 2019 and 2018, approximately 79% and 87%, respectively, of XpresSpa’s total revenue was generated by services, primarily massage and nailcare, and 21% and 13%, respectively, was generated by retail products, primarily travel accessories and other revenue.

XpresSpa is a leading airport retailer of spa services and related products. As of March 31, 2019, XpresSpa operated 55 total locations in 24 airports, and one off-airport location in New York City, in three countries including the United States, Netherlands and United Arab Emirates. Services and products include:

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

In October 2017, the Company completed the sale of FLI Charge, Inc. (“FLI Charge”) and in March 2018, the Company completed the sale of Group Mobile Int’l LLC (“Group Mobile”). These two entities previously comprised the Company’s technology operating segment. The results of operations for FLI Charge and Group Mobile are presented in the condensed consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations. The carrying amounts of assets and liabilities belonging to Group Mobile as of December 31, 2018, are presented in the condensed consolidated balance sheets as assets held for disposal and liabilities held for disposal, respectively.

Liquidity and Going Concern

As of March 31, 2019, the Company had approximately $2,884 of cash and cash equivalents, $2,003 of inventory and prepaid expenses and $109 of assets held for disposal, which amount to total current assets of $4,996. The Company’s total current liabilities balance, which includes accounts payable, accrued expenses, debt, and the current portion of Convertible Notes (as defined below), was $17,030 as of March 31, 2019. The working capital deficiency of $12,034 as of March 31, 2019 includes $1,695 of Convertible Notes classified as short-term for which principal repayments may be made in shares of Common Stock at the Company’s election, subject to certain conditions.

The Company has aggressively reduced operating and overhead expenses and generated positive cash flows for the three months ended March 31, 2019.  While the Company continues to focus on its overall profitability, the Company expects to incur net losses in the foreseeable future. The report of the Company’s independent registered public accounting firm on its financial statements for the years ended December 31, 2018 and 2017 includes an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The receipt of this explanatory paragraph with respect to the Company’s financial statements for the years ended December 31, 2018 and 2017 resulted in a breach of a covenant under the Senior Secured Note which constitutes an event of default under the Senior Secured Note. Upon the occurrence of an event of default under the Senior Secured Note, Rockmore may, among other things, declare the Senior Secured Note and all accrued and unpaid interest thereon and all other amounts owing under the Senior Secured Note to be due and payable. If the maturity date of the Senior Secured Note is accelerated as a result of the event of default referenced above, an event of default under the Convertible Notes would be triggered. If an event of default under the Convertible Notes occurs, the outstanding principal amount of the Convertible Notes, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash.

The Company has taken actions to improve its overall cash position and access to liquidity by exploring valuable strategic partnerships, right-sizing its corporate structure, and stream-lining operations. In addition, the Company expects to generate additional liquidity through the monetization of certain investments and other assets. The Company expects that these actions will be executed in alignment with the anticipated timing of its liquidity needs. There can be no assurance, however, that any such opportunities will materialize

The Company’s historical operating results indicate that there is substantial doubt related to the Company's ability to continue as a going concern. The Company believes it is probable that the actions discussed above will transpire and will successfully mitigate the substantial doubt raised by its historical operating results and will satisfy its liquidity needs 12 months from the issuance of the financial statements. However, the Company cannot reasonably predict with any certainty that the results of its planned actions will generate the expected liquidity required to satisfy its liquidity needs.

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

On December 11, 2018, the Company entered into a Second Amendment Agreement (the “Second Amendment Agreement”) whereby each Holder waived the Company’s obligation to make any monthly payments for the months of January, February and March 2019. Pursuant to the Second Amendment Agreement, each Holder was permitted to convert its pro-rata share of the Convertible Notes, at a conversion price of $4.00 per share of Common Stock, such that the maximum number of shares to be issued pursuant to the Second Amendment Agreement shall not exceed 250,000 shares of Common Stock. All other material terms of the Securities Purchase Agreement remained unchanged. During the three months ended March 31, 2019, five investors converted a portion of their allotted shares, in settlement of $465, into shares of Common Stock pursuant to the Second Amendment Agreement, resulting in the issuance of an additional 179,555 shares of Common Stock.

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

Note 2. Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The unaudited interim condensed financial statements, which have been derived from audited financial statements, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company, and all entities in which the Company has a controlling financial interest. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(c) Cash and cash equivalents

The Company maintains cash in checking accounts with financial institutions. The Company has established guidelines relating to diversification and maturities of its investments in order to minimize credit risk and maintain high liquidity of funds. Cash equivalents include amounts due from third-party financial institutions for credit and debit card transactions which typically settle in less than five days. As of March 31, 2019 and December 31, 2018, cash and cash equivalents included $622 and $260 of credit card receivables, respectively. As of March 31, 2019, the Company held significant portions of its cash balance in overseas accounts, totaling $1,424, which is not insured by the Federal Deposit Insurance Corporation (“FDIC”). If the Company were to distribute the amounts held overseas, the Company would need to follow an approval and distribution process as defined in its operating and partnership agreements, which may delay and/or reduce the availability of cash to the Company. In addition, as of March 31, 2019, there was an additional $428 of restricted cash held by a third party recorded as restricted cash on the condensed consolidated balance sheets.

(d) Right-of-use assets and lease liability

The right-of-use asset represents a lessee's right to use an asset over the life of a lease. The asset is calculated as the initial amount of the lease liability, plus any lease payments made to the lessor before the lease commencement date, plus any initial direct costs incurred, minus any lease incentives received. The amortization period for the right-of-use asset is from the lease commencement date to the earlier of the end of the lease term or the end of the useful life of the asset.

The addition of these items on the balance sheet is in accordance with ASU 2016-02 issued by FASB. This standard requires operating leases to be recorded on the balance sheet as assets and liabilities and requires disclosure of key information about leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations and comprehensive loss.

See “(h) Recently issued accounting pronouncements” below for more details.

(e) Revenue recognition

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

The Company also has a franchise agreement with an unaffiliated franchisee to operate an XpresSpa location. The Company has identified the franchise right as a distinct performance obligation that transfers over time, and therefore any portion of the non-recurring initial franchise fee that is allocated to the franchise right should be recognized over the course of the contract rather than all upfront as would be the case with distinct performance obligations. Under the Company’s franchising model, all initial franchising fees relate to the franchise right and therefore are recognized over the course of the contract which commences upon signing of the agreement. Upon receipt of the non-recurring, non-refundable initial franchise fee, management records a deferred revenue asset and recognizes revenue on a straight-line basis over the contract term. As of March 31, 2019, there were no franchise royalty revenues as operations have not yet commenced. Once operations commence, franchise royalty revenue will be recorded in the period earned.

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

(f) Cost of sales

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

The Company adopted ASU 2016-02 effective for the fiscal year beginning after December 15, 2018 on a modified retrospective basis. The Company applied the transition option permitted by ASU 2018-11 and elected the package of practical expedients to alleviate certain operational and reporting complexities related to the adoption. The Company recognized right-of-use assets and lease liabilities for its current operating leases of $9,565 as of March 31, 2019 upon adoption of ASU 2016-02.

ASU No. 2014-15, Presentation of Financial Statements — Going Concern, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

This standard requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The amendments in this Update are effective for the annual period beginning after December 15, 2016. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for management’s assessment and conclusion for the three months ended March 31, 2019.

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

Note 3. Net Loss per Share of Common Stock

The table below presents the computation of basic and diluted net loss per share of Common Stock, reflective of the impact of the 1:20 reverse stock split that became effective on February 22, 2019:

	Three months ended March 31,
	2019	2018
Basic and diluted numerator:
Net loss from continuing operations attributable to shares of common stock	$(2,973)	$(23,328)
Net loss from discontinued operations attributable to shares of common stock	—	(605)
Net loss attributable to the Company	$(2,973)	$(23,933)
Basic and diluted denominator:
Basic shares of common stock outstanding	1,852,072	1,329,639

Basic loss per share of common stock from continuing operations	$(1.61)	$(17.54)
Basic loss per share of common stock from discontinued operations	—	(0.46)
Basic and diluted net loss per share of common stock	$(1.61)	$(18.00)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options to purchase an equal number of shares of common stock of the Company	147,500	178,979
Unvested RSUs to issue an equal number of shares of common stock of the Company	55,250	16,509
Warrants to purchase an equal number of shares of common stock of the Company	703,670	154,375
Preferred stock on an as converted basis	6,364,328	168,216
Convertible notes on an as converted basis	217,500	—
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share	7,488,248	518,079

Note 4. Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets are comprised of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Cash denominated in United States dollars	$832	$2,000
Cash denominated in currency other than United States dollars	1,430	1,143
Restricted cash	428	487
Credit and debit card receivables	622	260
Total cash, cash equivalents, and restricted cash	$3,312	$3,890

Note 5. Other Assets

Other assets in the condensed consolidated balance sheets are comprised of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Cost method investments	$2,482	$2,482
Lease deposits	901	894
Other assets	$3,383	$3,376

As of March 31, 2019, the Company’s other assets included:

•	$1,625 cost method investment in Route1 Inc. (“Route1”), which the Company received from the disposition of Group Mobile in March 2018;

•	$787 cost method investment in InfoMedia Services Limited (“InfoMedia”), which the Company acquired in 2014;

•	$23 cost method investment in Marathon Patent Group, Inc. (“Marathon”), which the Company acquired in January 2018;

•	$47 cost method investment in FLI Charge, which the Company received from the disposition of FLI Charge in October 2017; and

•	$901 deposits made pursuant to various lease agreements, which will be returned to the Company at the end of the leases.

Note 6. Intangible Assets

The following table provides information regarding the Company’s intangible assets, which consist of the following:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Weighted average amortization period (years)
Trade name	$13,309	(5,032)	8,277	$13,309	$(4,485)	$8,824	5.75
Customer relationships	312	(312)	—	312	(312)	—	1.75
Software	312	(85)	227	312	(69)	243	2.75
Patents	26,897	(26,802)	95	26,897	(26,797)	100	13.44
Total intangible assets	$40,830	(32,231)	8,599	$40,830	$(31,663)	$9,167

The Company’s trade name relates to the value of the XpresSpa trade name, customer relationships represent the value of the loyalty customers, software relates to certain capitalized third-party costs related to a new point-of-sale system, and patents consist of intellectual property portfolios acquired from third parties.

The Company’s intangible assets are amortized over their expected useful lives. During the three-months ended March 31, 2019, the Company recorded amortization expense of $568.

There were no impairment indicators related to any of the Company’s amortizable intangible assets during the three months ended March 31, 2019 for the Company’s continuing operations.

Note 7. Leases

The Company leases its retail space at various domestic and international airports. Additionally, the Company leases its corporate office and an additional retail space in New York. Certain leases entered by the Company fall under ASC 842 discussed in Note 2 above. The Company determines if an arrangement is a lease at inception and if it qualifies under ASC 842. Certain lease arrangements contain fixed payments throughout the term of the lease. Others involve a variable component to determine lease obligation in which a certain percentage of sales is used to calculate the lease payment.

Additionally, based on the requirements of operating and finance leased defined in ASC 842-10, all qualifying leases held by the Company are classified as an operating lease. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

See below table for the reconciliation as of March 31, 2019:

January 1, 2019	$10,440
New leases entered	—
Termination of existing qualifying leases	—
Amortization of lease obligation	(875)
March 31, 2019	$9,565

As of March 31, 2019, operating leases under ASC 842 contain the future minimum commitments:

Calendar Years ending December 31,	Amount
2019	$2,947
2020	3,146
2021	2,504
2022	2,152
2023	1,238
Thereafter	1,039
Total lease payments	$13,026
Less: incremental borrowing rate	(3,461)
Total lease liabilities	$9,565

The weighted average remaining lease term and weighted average discount rate were as follows:

Weighted average remaining lease term (years)	4.31
Weighted average discount rate	11.24%

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities	1,213

Variable lease payment costs for the three months ended March 31, 2019 was $338.

Note 8. Segment Information

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

The Company currently operates in two geographical segments: the United States and all other countries. The following table represents the geographical revenue and segment operating loss for the three-month period ended March 31, 2019 and 2018, and total asset information as of March 31, 2019 and December 31, 2018. There were no concentrations of geographical revenue, segment operating loss or total assets related to any single foreign country that were material to the Company’s condensed consolidated financial statements.

	Three months ended March 31,
	2019	2018
Revenue
United States	$10,971	$11,259
All other countries	1,259	1,341
Total revenue	12,230	12,600

Cost of sales
United States	8,337	8,990
All other countries	761	787
Total cost of sales	9,098	9,777

Segment operating income (loss)
United States	(2,263)	(23,276)
All other countries	146	220
Operating loss from continuing operations	(2,117)	(23,056)
Non-operating expense, net	(716)	(273)
Loss from continuing operations before income taxes	$(2,833)	$(23,329)

	March 31, 2019	December 31, 2018
Assets
United States	$36,098	$27,809
All other countries	2,053	2,666
Assets held for disposal	109	109
Total assets	$38,260	$30,584

Note 9. Senior Secured Note and Convertible Notes

Senior Secured Notes

As part of the acquisition of XpresSpa, which was completed on December 23, 2016, the Company recorded the debt described below.

XpresSpa entered into a credit agreement and secured promissory note (the “Senior Secured Note”) with Rockmore Investment Master Fund Ltd. (“Rockmore”), a related party, on April 22, 2015 that was amended on August 8, 2016. Rockmore is an investment entity controlled by the Company’s Chairman of the Board of Directors, Bruce T. Bernstein.

The total principal of the Senior Secured Note is $6,500 payable in full upon maturity on December 31, 2019. In May 2017, per the original agreement and with Rockmore’s consent, the Company elected to extend the maturity date of the Senior Secured Note from May 1, 2018 to May 1, 2019. No other material terms of the Senior Secured Note were modified. The Senior Secured Note bears 11.24% interest per year (based on 360 days in a year) that is payable as follows:

•	9.24% annual interest, calculated on a monthly basis, which is payable in arrears on the last business day of each month plus

•	2% annual interest, calculated on a monthly basis, which accrues monthly and becomes due and payable on the anniversary dates of the Senior Secured Note.

On May 14, 2018, the Company and Rockmore agreed to extend the maturity date of the Senior Secured Note from May 1, 2019 to December 31, 2019. No other material terms of the Senior Secured Note were modified. As consideration for the agreement to extend the maturity date of the Senior Secured Note and the consent to the Securities Purchase Agreement, the Company issued to Rockmore 250,000 Class A Warrants. These Class A Warrants were issued on the same terms and conditions as the Class A Warrants issued pursuant to the Securities Purchase Agreement. The warrants issued to Rockmore were classified as equity warrants in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018.

The Senior Secured Note can be prepaid by XpresSpa at a 4% penalty at any point at its election. The Senior Secured Note is secured by substantially all of the assets of XpresSpa. In addition, XpresSpa needs consent of Rockmore to incur any additional debt, except for:

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

During the three-month periods ended March 31, 2019 and 2018, XpresSpa paid and recorded $183 of interest expense in connection with the Rockmore debt.

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

On April 16, 2019, the Company failed to make a minimum monthly payment as required pursuant to the Convertible Notes, which failure constitutes an event of default under the Convertible Notes. Pursuant to the terms of the Convertible Notes, upon an event of default, an Investor may elect to accelerate payment of the outstanding principal amount of such Investor’s Convertible Note, liquidated damages and other amounts owing in respect thereof through the date of acceleration, which amounts become immediately due and payable in cash. As of May 15, 2019, no Investor has provided notice to the Company electing to exercise its right to accelerate payment.

The table below summarizes changes in the book value of the Convertible Notes from December 31, 2018 to March 31, 2019:

Book value as of December 31, 2018	$1,986
Debt repayments in the period	(685)
Amortization of debt discount and debt issuance costs, included in interest expense	394
Book value as of March 31, 2019	$1,695

The debt discount and debt issuance costs are amortized on a straight-line basis over the remaining term of the Convertible Notes. During the three months ended March 31, 2019, the Company recorded $394 of amortization of debt discount and debt issuance costs, which was included in interest expense for the three months ended March 31, 2019. Additionally, for the three months ended March 31, 2019, the Company recorded $26 of interest expense related to the Convertible Notes, which is included in interest expense.

Note 10. Fair Value Measurements

Derivative Warrant Liabilities

The following table presents the placement in the fair value hierarchy of derivative warrant liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

May 2018 Warrants

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
March 31,2019:
A Warrants	$324	$—	$—	$324
Total	$324	$—	$—	$324

December 31, 2018:
A Warrants	$476	$—	$—	$476
Total	$476	$—	$—	$476

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

In addition to the above, the Company’s financial instruments as of March 31, 2019 and December 31, 2018 consisted of cash and cash equivalents, trade and loan receivables, inventory, accounts payable and other current liabilities. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

The following table summarizes the changes in the Company’s derivative warrant liabilities measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2019:

December 31, 2018	$476
Issuance of warrants	—
Decrease in fair value of the derivative warrant liabilities	(152)
March 31, 2019	$324

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities falls within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

May 2018 Warrants

March 31, 2019:

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities – A Warrants	Black-Scholes-Merton	Volatility	69.1%
		Risk-free interest rate	2.26%
		Expected term, in years	4.13
		Dividend yield	0.00%

The fair value of B warrants is $0 as they expired during the first three months of 2019.

December 31, 2018:

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities – A Warrants	Black-Scholes-Merton	Volatility	70.61%
		Risk-free interest rate	2.53%
		Expected term, in years	4.38
		Dividend yield	0.00%

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

Note 11. Warrants*

The following table summarizes information about warrant activity during the three months ended March 31, 2019 year ended December 31, 2018:

	No. of warrants*	Weighted average exercise price*	Exercise price range*
December 31, 2018	703,669	$23.00	$12.40 – 100.00
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
March 31, 2019	703,669	$23.00	$12.40 – 100.00

The Company’s outstanding equity warrants as of March 31, 2019 consist of the following:

	No. outstanding*	Exercise price*	Remaining contractual life	Expiration Date
October 2015 Warrants	2,500	$100.00	2.04 years	April 15, 2021
December 2016 Warrants	125,000	$60.00	2.73 years	December 23, 2021
May 2018 Warrants	12,500	$12.40	4.63 years	November 17, 2023
Outstanding as of March 31, 2019	140,000

The Company’s outstanding derivative warrants as of December 31, 2018 consist of the following:

	No. outstanding*	Exercise price*	Remaining contractual life	Expiration Date
May 2015 Warrants	26,875	$60.00	1.09 years	May 4, 2020

*Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on February 22, 2019.

Note 12. Stock-based Compensation*

The Company has a stock-based compensation plan available to grant stock options and RSUs to the Company’s directors, employees and consultants. Under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “Plan”), a maximum of 78,000 shares of Common Stock may be awarded. In 2015 and 2016, the Company amended the Plan so that a maximum number of shares of Common Stock that may be awarded was increased to 355,000. As of March 31, 2019, 108,549 shares were available for future grants under the Plan.

Total stock-based compensation expense for the three months ended March 31, 2019 and 2018 was $104 and $312, respectively.

During the three months ended March 31, 2019, 37,500 RSUs of the Company’s shares of Common Stock, par value $0.20, were granted. These RSUs vest in full on February 10, 2019. No additional RSUs were granted, exercised, or expired during this period.

During the three months ended March 31, 2019, options to purchase 75,000 shares of Common Stock with an exercise price per share of $4.20 were granted. These options vest in substantially equal installments on each of the first four anniversaries of the grant date, February 10, 2019. Additionally, there were forfeitures of 29,478 shares of stock options during this period.

All share information is adjusted to reflect the impact of the 1:20 reverse stock split that became effective on February 22, 2019.

As of March 31, 2019, there was no aggregate intrinsic value associated with either the options outstanding or the options exercisable, as they were out-of-the-money. As of December 31, 2018, there was no aggregate intrinsic value associated with either the options outstanding or the options exercisable, as they were out-of-the-money. There were no options exercised during the three months ended March 31, 2019.

The Company did not recognize tax benefits related to its stock-based compensation as there is a full valuation allowance recorded.

Note 13. Related Party Transactions

On April 14, 2018, the Company entered into a consulting agreement with an employee of Mistral Equity Partners, which is a significant shareholder of the Company and whose Chief Executive Officer is a member of the Board of Directors of the Company, to consult on certain business-related matters. The total consideration is approximately $10 per month through June 30, 2019. The agreement may be terminated by either party at any time upon delivery of written notice. Pursuant to the agreement, the Company recorded consulting expense of $30 for the three months ended March 31, 2019.

Note 14. Property and Equipment

The following table summarizes information about property and equipment activity during the three months ended March 31, 2019 and 2018:

Balance of property and equipment as of January 1, 2018	$15,797
Additions	1,171
Depreciation expense	(1,040)
Balance of property and equipment as of March 31, 2018	15,928

Balance of property and equipment as of January 1, 2019	11,795
Additions	570
Depreciation expense	(1,076)
Balance of property and equipment as of March 31, 2019	$11,289

Property and equipment is comprised of three categories: leasehold improvements, furniture and fixtures, and other operating equipment.

During the three months ended March 31, 2019 and 2018, the Company recorded $1,076 and $1,047 of depreciation expense from continuing operations, respectively. Included in the depreciation expense from continuing operations for the three months ended March 31, 2019 and 2018 was a $0 and $131 expense, respectively, for impairment of fixed assets in locations where the Company has obligations under long-term leases.

As of March 31, 2019 and December 31, 2018, the Company had capitalized $719 and $770, respectively, related to construction-in-progress based on percentage of completion of each in-progress project.

	March 31, 2019	December 31, 2018	Useful Life
Furniture and fixtures	$1,137	$1,264	3-4 years
Leasehold improvements	17,872	18,932	Average 5-8 years
Other operating equipment	1,477	2,322	Maximum 5 years
	20,486	22,518
Accumulated depreciation	(9,197)	(10,723)
Total property and equipment, net	$11,289	$11,795

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the shorter of remaining lease term or economic useful life (which is on average 5-8 years).

Note 15. Other Current Assets

As of March 31, 2019 and December 31, 2018, the Company’s other current assets were comprised of the following:

	March 31, 2019	December 31, 2018
Prepaid expenses	$918	$1,204
Other	204	261
Total other current assets	$1,122	$1,465

Prepaid expenses are predominantly comprised of prepaid insurance policies which have terms of one year or less.

Note 16. Accounts Payable, Accrued Expenses and Other Current Liabilities

As of March 31, 2019 and December 31, 2018, the Company’s accounts payable, accrued expenses and other current liabilities were comprised of the following:

	March 31, 2019	December 31, 2018
Accounts payable	$4,880	$3,825
Accrued expenses	1,464	1,704
Accrued compensation	1,082	1,126
Tax-related liabilities	683	719
Gift certificates and loyalty reward program liabilities	671	674
Other	15	84
Total accounts payable, accrued expenses and other current liabilities	$8,795	$8,132

Note 17. Discontinued Operations and Assets and Liabilities Held for Disposal

FLI Charge

On October 20, 2017 (the “Closing Date”), the Company sold FLI Charge, a wholly-owned subsidiary included in its discontinued technology operating segment, to a group of private investors and FLI Charge management, to own and operate FLI Charge. The Company did not provide any continued management or financing support to FLI Charge after the Closing Date.

Total consideration for the sale of FLI Charge was $1,250, payable in installments. Additionally, the Company is entitled to a 5% royalty, in perpetuity, on the gross revenue of FLI Charge and of any affiliate of FLI Charge with regard to conductive wireless charging, power, or accessories. During the three months ended March 31, 2019, the Company received a buyout from the royalty agreement in the amount of $1,184. This is reflected in “Other” revenue on the condensed consolidated statements of operation. The Company also received a warrant exercisable in FLI Charge or an affiliate of FLI Charge upon an initial public offering or certain defined events in connection with a change of control. The warrant had a five-year life and is based on a valuation of the lesser of $30,000 or the financing valuation of FLI Charge preceding the initial public offering or certain defined events.

Group Mobile

On March 7, 2018 (the “Signing Date”), the Company entered into a membership purchase agreement (the “Purchase Agreement”) with Route1 Security Corporation, a Delaware corporation (the “Buyer”), and Route1 Inc., an Ontario corporation (“Route1”), pursuant to which the Buyer agreed to acquire Group Mobile, a wholly-owned subsidiary included in its discontinued technology operating segment, (the “Disposition”). The transaction closed on March 22, 2018 (the “Closing Date”), after which the Company no longer had any involvement with Group Mobile.

In consideration for the Disposition, the Buyer issued to the Company:

•	2,250,000 shares of common stock of Route1 (“Route1 Common Stock”);

•	warrants to purchase 30,000,000 shares of Route1 Common Stock, which feature an exercise price of CAD 5 cents per share of Common Stock and will be exercisable for a three-year period; and

•	certain other payments over the three-year period pursuant to an earn-out provision in the Purchase Agreement.

The Company retained certain inventory with a value of $555, which was to be disposed of separately from the transaction with Route1 in the first half of 2018. Of this amount, $110 was sold and the remaining inventory excluded from the transaction was subsequently determined to be obsolete and unsalable and was fully written off in June 2018. Assets held for disposal includes $109 of accounts receivable, net of allowance, associated with the sale of the inventory excluded from the transaction with Route1.

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

The total consideration of the Disposition is recognized as a cost method investment and, as such, was measured at cost on the date of acquisition, which, as of the Closing Date, approximated fair value. The fair value of the total consideration as of the Closing Date was determined to be $1,625, which was less than the carrying value of the asset, and is included in other assets in the condensed consolidated balance sheets as of December 31, 2018. This resulted in a loss on disposal of $301, which is included in consolidated net loss from discontinued operations in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2018.

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

The sale of Group Mobile was completed on March 22, 2018. The Company did not have any involvement with Group Mobile post transaction.

Operating Results and Assets and Liabilities Held for Sale

The following table presents the components of the consolidated net loss from discontinued operations, as presented in the condensed consolidated statements of operations and comprehensive loss for the three-month periods ended March 31, 2019 and March 31, 2018:

	Three months ended March 31,
	2019	2018
Revenue	$—	$2,834
Cost of sales	—	(2,305)
Depreciation and amortization	—	(131)
General and administrative	—	(680)
Loss on disposal	—	(301)
Non-operating income (expense), net	—	(22)
Loss from discontinued operations before income taxes	—	(605)
Income tax benefit (expense)	—	—
Consolidated net loss from discontinued operations	$—	$(605)

In addition, the following table presents the carrying amounts of the major classes of assets and liabilities held for sale as of March 31, 2019 and December 31, 2018, as presented in the condensed consolidated balance sheets:

	March 31, 2019	December 31, 2018
Accounts receivable, net	$109	$109
Assets held for disposal	$109	$109

Accounts payable, accrued expenses and other current liabilities	$40	$40
Liabilities held for disposal	$40	$40

Note 18. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provisions for the three-month period ended March 31, 2019 reflect an estimated global annual effective tax rate of approximately (.73)%.

As of March 31, 2019, deferred tax assets generated from the Company’s activities in the United States were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. Net operating losses generated for tax years beginning after December 31, 2017 do not expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit.

Income tax benefit for the three-month period ended March 31, 2019 of $10 was attributable primarily to the reduction to the valuation allowance as a result of the Tax Cuts and Jobs Act’s impact on the lives of net operating losses. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates. Although the Company has an immaterial amount of uncertain tax positions, the Company does not expect to record any additional material provisions for unrecognized tax benefits in the next year.

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company recorded $290 as of December 31, 2018 and $250 as of December 31, 2017, which are included in accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheets.

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

On January 3, 2017, XpresSpa filed a lawsuit in the Supreme Court of the State of New York, County of New York, against Cordial and several related parties. The lawsuit alleges breach of contract, unjust enrichment, breach of fiduciary duty, fraudulent inducement, fraudulent concealment, tortious interference, and breach of good faith and fair dealing. XpresSpa is seeking damages, declaratory judgment, rescission/termination of certain agreements, disgorgement of revenue, fees and costs, and various other relief. On February 21, 2017, the defendants filed a motion to dismiss. On March 3, 2017, XpresSpa filed a first amended complaint against the defendants. On April 5, 2017, Cordial filed a motion to dismiss. On September 12, 2017, the Court held a hearing on the motion to dismiss. On November 2, 2017, the Court granted the motion to dismiss which was entered on November 13, 2017. On December 22, 2017, XpresSpa filed a notice of appeal, and on September 24, 2018, XpresSpa perfected its appellate rights and submitted a brief to the Supreme Court of New York, First Department appellate court. Oral arguments on the appeal are expected to take place in early 2019. Oral argument on the appeal went forward on March 20, 2019, and the Company expects the court to rule on the appeal in the coming months.

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

Binn v. FORM Holdings Corp. et al.

On November 6, 2017, Moreton Binn and Marisol F, LLC, former stockholders of XpresSpa, filed a lawsuit against the Company and its directors in the United States District Court for the Southern District of New York. The lawsuit alleged violations of various sections of the Securities Exchange Act of 1934 (“Exchange Act”), material omissions and misrepresentations (negligent and fraudulent), fraudulent omission, expropriation, breach of fiduciary duties, aiding and abetting, and unjust enrichment in the defendants’ conduct related to the Company’s acquisition of XpresSpa, and sought rescission of the transaction, damages, equitable and injunctive relief, fees and costs, and various other relief. On January 17, 2018, the defendants filed a motion to dismiss the complaint. On February 7, 2018, the plaintiffs amended their complaint. On February 28, 2018, the defendants filed a motion to dismiss the amended complaint. By March 30, 2018, the motion to dismiss was fully briefed. On August 7, 2018, the Court ruled on the defendants’ motion, dismissing eight of the plaintiffs’ ten claims and denying the defendants’ motion to dismiss with respect to the two remaining claims, related to the Exchange Act. On October 30, 2018, the Court ordered that the plaintiffs could file an amended complaint and, in response, the defendants could move for summary judgment. Consistent with the Court’s Order, on November 16, 2018, the plaintiffs filed a second amended complaint, modifying their allegations, and asserting claims pursuant to the Exchange Act and the Securities Act of 1933, as well as bringing a breach of contract claim. On December 17, 2018, the defendants filed a motion for summary judgment seeking dismissal of all claims. On February 1, 2019, the plaintiffs filed an opposition to defendants’ motion and a counter motion for partial summary judgment concerning one of the alleged misstatements. The defendants’ motion for summary judgment was fully briefed as of March 1, 2019. The plaintiffs’ partial motion for summary judgment was fully briefed as of March 15, 2019, and is pending before the Court.

On April 29, 2019, an emergency hearing was held before the Court in which the plaintiff sought a temporary restraining order and preliminary injunction to preclude acceleration of the maturity on the Senior Secured Note. The Court entered a temporary restraining order, while allowing parties the opportunity to brief the issue. The Court will hear oral arguments on the preliminary injunction on June 14, 2019.

Kainz v. FORM Holdings Corp. et al.

On March 20, 2019, a second suit was commenced in the United States District Court for the Southern District of New York against FORM Holdings Corp., seven of its directors and former directors, as well as a managing director of Mistral Equity Partners. The individual plaintiff, Roman Kainz, who was a shareholder of XpresSpa Holdings, LLC at the time of its merger with FORM Holdings Corp, alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false statements concerning, inter alia, the merger and the independence of FORM Holdings Corp.’s board of directors, violated Section 12(2) of the Securities Act of 1933, breached the Merger Agreement by making false and misleading statements concerning the merger, and fraudulently induced Plaintiff into signing the joinder agreement related to the Merger. This suit seeks rescission of the transaction, damages, equitable and injunctive relief, fees and costs, and various other relief.  On May 8, 2019, the defendants filed a motion to dismiss the entire action. The motion is expected to be fully briefed by June 19, 2019.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will be,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 1, 2019, as subsequently amended on April 30, 2019 (the “2018 Annual Report”) and this Quarterly Report on Form 10-Q and any future reports we file with the Securities and Exchange Commission (“SEC”). The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements, except as required by law.

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

As a result of the transition to a pure-play health and wellness services company, we currently have one operating segment that is also our sole reporting unit, XpresSpa, a leading airport retailer of spa services. XpresSpa is a well-recognized airport spa brand with 55 locations, consisting of 50 domestic and 5 international locations as of March 31, 2019. XpresSpa offers travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. For the three-month period ended March 31, 2019 and 2018, XpresSpa generated $12,230,000 and $11,800,000 of revenue, respectively. For the three-month period ended March 31, 2019, approximately 88% of XpresSpa’s total revenue was generated by services, primarily massage and nailcare, and 12% was generated by retail products, primarily travel accessories.

In October 2017, we completed the sale of FLI Charge, Inc. (“FLI Charge”) and in March 2018, we completed the sale of Group Mobile Int’l LLC (“Group Mobile”). These two entities previously comprised our technology operating segment. The results of operations for Group Mobile are presented in the condensed consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations. The carrying amounts of assets and liabilities belonging to Group Mobile as of December 31, 2018 are presented in the condensed consolidated balance sheets as assets held for disposal and liabilities held for disposal, respectively.

Liquidity and Going Concern

As of March 31, 2019, we had approximately $2,884,000 of cash and cash equivalents, $2,003,000 of inventory and other current assets and $109,000 of assets held for disposal, which amount to total current assets of $4,996,000. The Company’s total current liabilities balance, which includes accounts payable, accrued expenses, debt, and Convertible Notes, was $17,030,000 as of March 31, 2019. The working capital deficiency of $12,024,000 as of March 31, 2019 includes $1,695,000 of convertible notes classified as short-term for which principal repayments may be made in shares of Common Stock at the Company’s election, subject to certain conditions.

The Company has aggressively reduced operating and overhead expenses and generated positive cash flows for the three months ended March 31, 2019.  While the Company continues to focus on its overall profitability, the Company expects to incur net losses in the foreseeable future. As discussed above and elsewhere in this Annual Report on Form 10-K, the report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2018 and 2017 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. The receipt of this explanatory paragraph with respect to our financial statements for the years ended December 31, 2018 and 2017 will result in a breach of a covenant under the Senior Secured Note which, if unremedied for a period of 30 days after the date hereof, will constitute an event of default under the Senior Secured Note. Upon the occurrence of an event of default under the Senior Secured Note, Rockmore may, among other things, declare the Senior Secured Note and all accrued and unpaid interest thereon and all other amounts owing under the Senior Secured Note to be due and payable. If the maturity date of the Senior Secured Note is accelerated as a result of the event of default referenced above, an event of default under the Convertible Notes would be triggered. If an event of default under the Convertible Notes occurs, the outstanding principal amount of the Convertible Notes, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash.

We have taken actions to improve our overall cash position and access to liquidity by exploring valuable strategic partnerships, right-sizing our corporate structure, and stream-lining our operations. We expect that the actions taken will enhance our liquidity and financial environment. In addition, we expect to generate additional liquidity through the monetization of certain investments and other assets. We expect that these actions will be executed in alignment with the anticipated timing of our liquidity needs. There can be no assurance, however, that any such opportunities will materialize.

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

All shares referred to in the MD&A have been adjusted to reflect the 1-for-20 reverse stock split on February 22, 2019.

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

The principal amount of the outstanding Convertible Notes is to be repaid monthly in the amount of approximately $296,000, beginning on September 17, 2018, and we may make such payments and related interest payments in cash or, subject to certain conditions, in registered shares of our Common Stock (or a combination thereof), at our election. If we choose to repay the Convertible Notes in shares of our Common Stock, the shares will be issued at a 10% discount to the volume weighted average price of our Common Stock for the five (5) trading days commencing eight (8) days prior to the relevant repayment date and ending on the fourth (4th ) trading day prior to such repayment date, subject to a minimum floor price of not less than 20% of the conversion price of the Convertible Notes on the issue date. We may also repay the Convertible Notes in advance of the maturity schedule subject to an early repayment penalty of 15%.

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

	Three Months Ended March 31, 2019			Three Months Ended March, 31 2018%
	Comp Store	Non-Comp Store	Total	Comp Store	Non-Comp Store	Total
Revenue	$10,634,000	$412,000	$11,046,000	$10,772,000	$1,028,000	$11,800,000	(1.3)%

Comp Store Sales decreased 1.3% during the three months ended March 31, 2019 as compared to the same period in 2018. As of March 31, 2019, XpresSpa had 55 open locations; during the first quarter of 2019, XpresSpa closed one location.

We plan to grow XpresSpa by:

•	continuing to focus on spa-level productivity and leveraging retail partnerships to increase units per transaction, which will contribute to the growth of the Comp Store Sales;

•	through the opening of new locations; and

•	through our franchising program, which was approved in January 2018, and for which we signed our first franchisee in November 2018 with our first franchise location scheduled to open in the summer of 2019.

Q1 2019 Adjusted EBITDA Loss

	Three months ended March 31,
	2019	2018
Products and services revenue	$11,046,000	$11,800,000

Cost of sales
Labor	(5,778,000)	(6,210,000)
Occupancy	(1,865,000)	(2,060,000)
Products and other operating costs	(1,438,000)	(1,443,000)
Total cost of sales	(9,081,000)	(9,713,000)

Gross profit	1,965,000	2,087,000
Gross profit as a % of total revenue	17.8%	17.7%

Depreciation, amortization and impairment
Depreciation	(1,081,000)	(1,047,000)
Amortization	(568,000)	(606,000)
Goodwill impairment	—	(19,630,000)
Total depreciation, amortization and impairment	(1,649,000)	(21,283,000)

Total general and administrative expense	(3,600,000)	(4,596,000)

Other operating revenue and expense
Other operating revenue	1,184,000	800,000
Other operating expense	(17,000)	(64,000)
Total other operating revenue, net	1,167,000	736,000

Operating loss from continuing operations	(2,117,000)	(23,056,000)

Add:
Depreciation and amortization	1,649,000	1,653,000
Goodwill impairment	—	19,630,000
Stock-based compensation expense	104,000	312,000

Adjusted EBITDA loss	$(364,000)	$(1,461,000)

We use GAAP and non-GAAP measurements to assess the trends in our business, including Adjusted EBITDA, a non-GAAP measure, which we define as earnings before interest, tax, depreciation and amortization expense, excluding merger and acquisition, integration and one-time costs and stock-based compensation.

Adjusted EBITDA is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. Reconciliations of operating loss from continuing operations for the three-month periods ended March 31, 2019 and March 31, 2018 to Adjusted EBITDA loss are presented in the tables above.

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

We also have a franchise agreement with an unaffiliated franchisee to operate an XpresSpa location. We have identified the franchise right as a distinct performance obligation that transfers over time, and therefore any portion of the non-recurring initial franchise fee that is allocated to the franchise right should be recognized over the course of the contract rather than all upfront as would be the case with distinct performance obligations. Under our franchising model, all initial franchising fees relate to the franchise right and therefore are recognized over the course of the contract which commences upon signing of the agreement. Upon receipt of the non-recurring, non-refundable initial franchise fee, management records a deferred revenue asset and recognizes revenue on a straight-line basis over the contract term. As of March 31, 2019, there were no franchise royalty revenues as operations have not yet commenced. Once operations commence, franchise royalty revenue will be recorded in the period earned.

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

The Company owns certain patent portfolios, which it looks to monetize through sales and licensing agreements. In the previous year, the Company determined that its former intellectual property operating segment would no longer be an area of focus and, as such, will no longer operate as a separate operating segment, as it is not expected to generate any material revenues or operating costs.

Three-month period ended March 31, 2019 compared to the three-month period ended March 31, 2018

Revenue

	Three months ended March 31,
	2019	2018	Change
Revenue	$12,230,000	$12,600,000	$(370,000)

During the three-month period ended March 31, 2019, we recorded total revenue of $12,230,000, which represents a decrease of $370,000 (or 2.9%) compared to the three-month period ended March 31, 2018. The decrease in revenue was mainly due to the loss of revenue from locations closed due renovations during the quarter. Additionally, the net loss of two stores as compared to last year contributed to a decrease in revenue compared to the first three months of 2018.

Cost of sales

	Three months ended March 31,
	2019	2018	Change
Cost of sales	$9,098,000	$9,777,000	$(679,000)

During the three-month period ended March 31, 2019, we recorded total cost of sales of $9,098,000, which represents a decrease of $679,000 (or 6.9%) compared to the three-month period ended March 31, 2018. This is consistent with the decrease in revenues, as we have experienced a decrease in cost of sales associated with labor and occupancy due to the closure of underperforming stores during 2018. As of March 31, 2019, we had 55 locations compared to 57 locations as of March 31, 2018.

The overall decrease in cost of sales is also consistent with initiatives taken by management to streamline processes and reduce store-level costs which included reduced warehousing and shipping charges.

Cost of sales is expected to grow over time as our revenues increase. We expect that total cost of sales as a percentage of revenues will decline gradually over time as a result of the store-level performance improvements which we continue to prioritize.

Depreciation, amortization and impairment

	Three months ended March 31,
	2019	2018	Change
Depreciation and amortization	$1,649,000	$1,653,000	$(4,000)

During the three-month period ended March 31, 2019, depreciation and amortization expense totaled $1,649,000, which represents a decrease of $4,000 (or under 1%), compared to the depreciation and amortization expense recorded during the three-month period ended March 31, 2018. This is consistent year over year, which is in line with management’s expectations.

Goodwill impairment

	Three months ended March 31,
	2019	2018	Change
Goodwill impairment	$—	$19,630,000	$(19,630,000)

There was $19,630,000 of goodwill impairment recorded during the three-month period ended March 31, 2018, which provided a 100% reserve against goodwill.

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

General and administrative

	Three months ended March 31,
	2019	2018	Change
General and administrative	$3,600,000	$4,596,000	$(996,000)

During the three-month period ended March 31, 2019, general and administrative expenses decreased by $996,000 (or 21.7%) compared to the three-month period ended March 31, 2018. This decrease is a result of streamlined processes at the corporate level to reduce administrative costs, as well as a reduction in stock-based compensation expense.

Non-operating expense, net

	Three months ended March 31,
	2019	2018	Change
Non-operating expense, net	$(716,000)	$(273,000)	$(443,000)

Net non-operating expenses include interest expense, gain or loss on the revaluation of derivative warrant liabilities and other non-operating income and expenses.

During the three-month period ended March 31, 2019, we recorded net non-operating expense of $716,000 compared to net non-operating expense of $273,000 recorded during the three-month period ended March 31, 2018.

For the three-month period ended March 31, 2019, we recorded interest expense of $183,000 related to the Senior Secured Note, amortization of debt discount, debt issuance costs, and interest on the Convertible Notes of $592,000, and other non-operating expenses of $92,000. These non-operating expenses were partially offset by a gain of $152,000 on the revaluation of the derivative warrant liabilities that is reported as non-operating income.

For the three-month period ended March 31, 2018, we recorded interest expense of $183,000 related to the Senior Secured Note and other non-operating expenses of $123,000. This non-operating expense was partially offset by a gain of $33,000 on the revaluation of the derivative warrant liabilities.

Discontinued Operations

In March 2018, we completed the sale of Group Mobile, previously part of our technology operating segment. The results of operations for Group Mobile are presented in the condensed consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations. As of March 31,2019 and 2018, total loss from discontinued operations was $0 and $605, respectively.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for current and new XpresSpa locations. As of March 31, 2019, we had cash and cash equivalents of $2,884,000. We hold significant portions of our cash balance in overseas accounts, totaling $1,430,000, which is not insured by the Federal Deposit Insurance Corporation (“FDIC”). If we were to distribute the amounts held overseas, we would need to follow an approval and distribution process as it is defined in our operating and partnership agreements, which may delay and/or reduce the availability of our cash to us. Our total cash decreased by $519,000 from $3,403,000 as of December 31, 2018 to $2,884,000 as of March 31, 2019.

We expect to utilize our cash and cash equivalents, along with cash flows from operations, to provide capital to support the growth of our business, primarily through opening new XpresSpa locations, maintaining our existing XpresSpa locations and supporting corporate functions.

As of March 31, 2019, we had approximately $2,884,000 of cash and cash equivalents, $2,003,000 of inventory and other current assets and $109,000 of assets held for disposal, which amount to total current assets of $4,996,000. Our total current liabilities balance, which includes accounts payable, accrued expenses, Convertible Notes, and liabilities held for disposal was $17,030,000 as of March 31, 2019. The working capital deficiency of $12,024,000 as of March 31, 2019 includes $1,695,000 of convertible notes classified as short-term liabilities for which principal repayments may be made in shares of Common Stock at our election.

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

We have taken actions to improve our overall cash position and access to liquidity by exploring valuable strategic partnerships, right-sizing our corporate structure, and stream-lining our operations. We expect that the actions taken in 2018 and in the first quarter of 2019 will enhance our liquidity and financial environment. In addition, we expect to generate additional liquidity through the monetization of certain investments and other assets. We expect that these actions will be executed in alignment with the anticipated timing of our liquidity needs. There can be no assurance, however, that any such opportunities will materialize.

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

Critical Accounting Policies

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on April 1, 2019, as subsequently amended on April 30, 2019, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

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

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding legal proceedings, see Note 18 “Commitments and Contingencies” in our notes to the condensed consolidated financial statements included in “Item 1. Financial Statements.”

Item 1A.	Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of XpresSpa Group, Inc., filed with the Secretary of State of the State of Delaware on February 22, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2019).

10.1†	Form of Executive Employment Agreement between XpresSpa Group, Inc. and Douglas Satzman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2019).

10.2†	Separation Agreement between the Company and Mr. Edward Jankowski, dated March 14, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2019).

10.3†	Non-Disclosure Agreement between the Company and Mr. Edward Jankowski, dated March 14, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2019).

10.4†	Amendment to Section 382 Rights Agreement, dated March 18, 2019, by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019).

31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act, Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herein.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XpresSpa Group, Inc.

Date:	May 15, 2019	By:	/s/ Douglas Satzman
Douglas Satzman
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)