Form 10-Q
period 2019-06-30
XpresSpa Group, Inc.
filed 2019-08-14
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, 2,916,919 shares of the registrant’s common stock were outstanding.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

XpresSpa Group, Inc. and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2019 (Unaudited)	December 31, 2018
Current assets
Cash and cash equivalents	$2,259	$3,403
Retail inventory	892	782
Other current assets	559	1,465
Assets held for disposal	109	109
Total current assets	3,819	5,759
Restricted cash	429	487
Property and equipment, net	9,684	11,795
Intangible assets, net	8,023	9,167
Operating lease right-of-use assets, net	8,882	—
Other assets	2,442	3,376
Total assets	$33,279	$30,584
Current liabilities
Accounts payable, accrued expenses and other	$8,411	$8,132
Senior secured note	—	6,500
Convertible notes, net	—	1,986
Liabilities held for disposal	40	40
Total current liabilities	8,451	16,658
Senior secured note	6,500	—
Derivative warrant liabilities	1,096	476
Operating lease liabilities	8,882	—
Other liabilities	125	315
Total liabilities	25,054	17,449
Commitments and contingencies (see Note 15)
Stockholders’ equity *
Series A Convertible Preferred stock, $0.01 par value per share; 6,968 shares authorized; 348 issued and none outstanding	—	—
Series B Convertible Preferred stock, $0.01 par value per share; 1,609,167 shares authorized; 80,458 issued and none outstanding	—	—
Series C Junior Preferred stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	—	—
Series D Convertible Preferred Stock, $0.01 par value per share; 500,000 shares authorized; 23,760 shares issued and 21,287 shares outstanding with a liquidation value of $20,436	4	4
Series E Convertible Preferred Stock, $0.01 par value per share, 1,473,300 shares authorized; 48,387 shares issued and outstanding with a liquidation value of $3,023	10	10
Common stock, $0.01 par value per share; 150,000,000 shares authorized; 2,320,045 and 1,761,802 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	360	352
Additional paid-in capital	300,438	295,904
Accumulated deficit	(296,224)	(286,913)
Accumulated other comprehensive loss	(442)	(251)
Total stockholders’ equity attributable to common shareholders	4,146	9,106
Noncontrolling interests	4,079	4,029
Total stockholders’ equity	8,225	13,135
Total liabilities and stockholders’ equity	$33,279	$30,584

*Adjusted, where applicable, to reflect the impact of the 1:20 reverse stock split that became effective on February 22, 2019.

The accompanying notes form an integral part of these consolidated condensed financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue
Products and services	$12,908	$13,038	$23,954	$24,838
Other	—	—	1,184	800
Total revenue	12,908	13,038	25,138	25,638

Cost of sales
Labor	5,888	6,490	11,665	12,700
Occupancy	2,052	2,160	3,917	4,220
Products and other operating costs	1,913	1,709	3,369	3,216
Total cost of sales	9,853	10,359	18,951	20,136
General and administrative	2,496	3,904	6,096	8,500
Depreciation and amortization	1,579	1,843	3,228	3,496
Impairment of fixed assets	830	—	830	—
Impairment of goodwill	—	—	—	19,630
Total operating expenses	14,758	16,106	29,105	51,762
Loss from continuing operations	(1,850)	(3,068)	(3,967)	(26,124)
Interest expense	(661)	(405)	(1,272)	(588)
Other non-operating income (expense), net	(3,551)	589	(3,656)	499
Loss from continuing operations before income taxes	(6,062)	(2,884)	(8,895)	(26,213)
Income tax (expense) benefit	(31)	48	(42)	132
Loss from continuing operations after income taxes	(6,093)	(2,836)	(8,937)	(26,081)
Loss from discontinued operations, net of income taxes	—	(510)	—	(1,115)
Net loss	(6,093)	(3,346)	(8,937)	(27,196)
Net income attributable to noncontrolling interests	(245)	(177)	(374)	(260)
Net loss attributable to common shareholders	$(6,338)	$(3,523)	$(9,311)	$(27,456)

Loss from continuing operations	$(6,093)	$(2,836)	$(8,937)	$(26,081)
Other comprehensive loss from continuing operations	(170)	(136)	(191)	(202)
Comprehensive loss from continuing operations	(6,263)	(2,972)	(9,128)	(26,283)
Comprehensive loss from discontinued operations	—	(510)	—	(1,115)
Comprehensive loss	$(6,263)	$(3,482)	$(9,128)	$(27,398)

Loss per share attributable to common shareholders
Loss per share from continuing operations	$(3.22)	$(2.24)	$(4.87)	$(18.34)
Loss per share from discontinued operations	—	(0.38)	—	(0.78)
Basic and diluted net loss per common share	$(3.22)	$(2.62)	$(4.87)	$(19.12)
Weighted-average number of shares outstanding during the period*:
Basic	1,970,117	1,342,298	1,911,429	1,435,903
Diluted	1,970,117	1,342,298	1,911,429	1,435,903

*Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on February 22, 2019.

The accompanying notes form an integral part of these consolidated condensed financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Preferred stock	Common stock	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Company equity	Non- controlling interest	Total equity
December 31, 2018	$14	$352	$295,904	$(286,913)	$(251)	$9,106	$4,029	$13,135
Issuance of common stock for repayment of debt and interest	—	2	815	—	—	817	—	817
Stock-based compensation	—	—	104	—	—	104	—	104
Net loss for the period	—	—	—	(2,973)	—	(2,973)	129	(2,844)
Foreign currency translation	—	—	—	—	(21)	(21)	—	(21)
Distributions to noncontrolling interests	—	—	—	—	—	—	(166)	(166)
March 31, 2019	14	354	296,823	(289,886)	(272)	7,033	3,992	11,025
Conversion of senior notes and warrants into common shares	—	6	3,488	—	—	3,494	—	3,494
Stock-based compensation	—	—	127	—	—	127	—	127
Foreign currency translation	—	—	—	—	(170)	(170)	—	(170)
Net loss for the period	—	—	—	(6,338)	—	(6,338)	245	(6,093)
Contributions from noncontrolling interests	—	—	—	—	—	—	16	16
Distributions to noncontrolling interests	—	—	—	—	—	—	(174)	(174)
June 30, 2019	$14	$360	$300,438	$(296,224)	$(442)	$4,146	$4,079	$8,225

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Preferred stock	Common stock	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Company equity	Non- controlling interest	Total equity
December 31, 2017	$4	$265	$290,396	$(249,708)	$(74)	$40,883	$4,956	$45,839
Vesting of restricted stock units (“RSUs”)	—	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	312	—	—	312	—	312
Net loss for the period	—	—	—	(23,933)	—	(23,933)	83	(23,850)
Foreign currency translation	—	—	—	—	(66)	(66)	—	(66)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(220)	(220)
March 31, 2018	4	266	290,707	(273,641)	(140)	17,196	4,819	22,015
Vesting of restricted stock units (“RSUs”)	—	5	(5)	—	—	—	—	—
Issuance of equity warrants	—	—	64	—	—	64	—	64
Stock-based compensation	—	—	259	—	—	259	—	259
Net loss for the period	—	—	—	(3,523)	—	(3,523)	177	(3,346)
Foreign currency translation	—	—	—	—	(136)	(136)	—	(136)
Contributions from noncontrolling interests	—	—	—	—	—	—	76	76
Distributions to noncontrolling interests	—	—	—	—	—	—	(920)	(920)
June 30, 2018	$4	$271	$291,025	$(277,164)	$(276)	$13,860	$4,152	$18,012

The accompanying notes form an integral part of these consolidated condensed financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,937)	$(27,196)
Net loss from discontinued operations	—	(1,115)
Net loss from continuing operations	(8,937)	(26,081)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3,228	3,496
Impairment of fixed assets	830	—
Impairment of cost method investment	1,141	—
Impairment of goodwill	—	19,630
Debt conversion expense	1,547	—
Amortization of debt discount and debt issuance costs	871	195
Stock-based compensation	231	571
Issuance of warrants	689	64
Change in fair value of derivative warrant liabilities	(69)	(898)
Gain on the sale of patents	—	(450)
Changes in assets and liabilities:
Decrease (increase) in inventory	(110)	72
Decrease (increase) in other current assets and other assets	701	(1,033)
Increase/(decrease) in accounts payable, accrued expenses and other	312	(617)
Decrease in other liabilities	(190)	(10)
Net cash provided by (used) in operating activities – continuing operations	244	(5,061)
Net cash provided by operating activities – discontinued operations	—	1,461
Net cash provided by (used) in operating activities	244	(3,600)
Cash flows from investing activities:
Acquisition of property and equipment	(802)	(2,058)
Acquisition of software	—	(77)
Proceeds from the sale of patents	—	250
Cash received from payment of note receivable	—	800
Net cash used in investing activities – continuing operations	(802)	(1,085)
Net cash used in investing activities – discontinued operations	—	—
Net cash used in investing activities	(802)	(1,085)
Cash flows from financing activities:
Distributions to noncontrolling interests	(340)	(1,140)
Contributions from noncontrolling interests	16	76
Debt issuance costs	—	(309)
Payments on Convertible Notes	(129)	—
Proceeds from convertible notes and warrants	—	4,350
Net cash provided by (used in) financing activities – continuing operations	(453)	2,977
Net cash used in financing activities – discontinued operations	—	—
Net cash provided by (used in) financing activities	(453)	2,977
Effect of exchange rate changes and foreign currency translation	(191)	(202)
Decrease in cash and cash equivalents	(1,202)	(1,910)
Cash and cash equivalents and restricted cash at beginning of period	3,890	6,368
Cash and cash equivalents and restricted cash at end of period	$2,688	$4,458
Cash paid during the period for:
Interest	$498	$588
Income taxes	$32	$—
Non-cash investing and financing transactions
Conversion of notes and interest into common stock	$2,728	$—
Non-cash acquisition of cost method investment	$—	$2,075
Debt discount related to issuance of convertible notes	$—	$1,962

The accompanying notes form an integral part of these consolidated condensed financial statements.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for share and per share data)

Note 1. General

Basis of Presentation and Principals of Consolidation

The unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The unaudited interim consolidated condensed financial statements for all 2018 periods presented have been derived from audited financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three and six-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

Overview

On January 5, 2018, the Company changed its name to XpresSpa Group, Inc. (“XpresSpa Group”, the “Company”, “we”, “us”, “our”) from FORM Holdings Corp. The Company rebranded to XpresSpa Group to align our corporate strategy to build a pure-play health and wellness services company, which commenced following our acquisition of XpresSpa Holdings, LLC (“XpresSpa”) on December 23, 2016.

As a result of the transition to a pure-play health and wellness services company, we currently have one operating segment that is also our sole reporting unit, XpresSpa, the leading airport retailer of spa services. The Company offers travelers premium spa services, including massage, nail and skin care, as well as spa and travel products.

Recent Developments

Calm Private Placement

On July 8, 2019, the Company entered into a securities purchase agreement (the “Calm Purchase Agreement”) with Calm.com, Inc. (“Calm”) pursuant to which the Company agreed to sell (i) an aggregate principal amount of $2,500 in 5.00% unsecured convertible Notes due 2022 (the “Calm Notes”), which will be convertible into shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”) and (ii) warrants to purchase 937,500 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an exercise price of $2.00 per share (the “Calm Warrants”) (collectively, the “Calm Private Placement”).

The Company received $2,500 in gross proceeds from the Calm Private Placement.

Notes and Warrants

The Calm Notes are the unsecured subordinated obligations of the Company. Unless earlier converted or redeemed, the Calm Notes will mature on May 31, 2022. The Calm Notes bear interest at a rate of 5% per annum, subject to increase in the event of default to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Calm Notes are convertible at any time until the Calm Notes are no longer outstanding, in whole or in part, at the option of Calm into shares of Series E Preferred Stock at a conversion price equal to $3.10 per share, except that no shares of Series E Preferred Stock may be issued as payment of interest or in connection with anti-dilution protection or voluntary reduction of the conversion price until receipt of Shareholder Approval. Interest on the Calm Notes is payable in arrears beginning on the last day of each February, May, August and November during the period beginning on the original issuance date and ending on, and including, the maturity date, when all amounts outstanding under the Calm Notes become due and payable in cash. The Company may elect to pay interest in cash, shares of Series E Preferred Stock or a combination thereof.

The Calm Warrants entitle Calm to purchase an aggregate of 937,500 shares of Common Stock. The Calm Warrants are exercisable beginning six months from the date of issuance, have a term of five years and feature an exercise price equal to $2.00 per share.

Calm Collaboration Agreement

On July 8, 2019, the Company entered into an Amended and Restated Product Sale and Marketing Agreement with Calm (the “Amended and Restated Collaboration Agreement”), which replaced the parties’ previous Product Sale and Marketing Agreement, dated as of November 12, 2018. The Amended and Restated Collaboration Agreement primarily relates to the display, marketing, promotion, offer for sale and sale of Calm’s products in each of the Company’s branded stores throughout the United States. The Amended and Restated Collaboration Agreement will remain in effect until July 31, 2021, unless terminated earlier in accordance with the Amended and Restated Collaboration Agreement, and automatically renews for successive terms of six months unless either party provides written notice of termination no later than thirty days prior to any such automatic renewal of the Amended and Restated Collaboration Agreement.

Amendment to Certificate of Designation of Series E Convertible Preferred Stock

On July 8, 2019, the Company filed a certificate of amendment to the Certificate of Designation of Series E Convertible Preferred Stock (the “Series E COD Amendment”) with the State of Delaware to (i) increase the number of authorized shares of Series E Preferred to 2,397,060 and (ii) upon receipt of Shareholder Approval, reduce the conversion price to $2.00. The Series E COD Amendment was approved by the Board of Directors of the Company. The Company intends to seek Shareholder Approval of the Series E COD Amendment.

B3D Transaction

On July 8, 2019, the Company entered into a fourth amendment (the “Credit Agreement Amendment”) to its existing Credit Agreement with B3D, LLC (“B3D”) in order to, among other provisions, (i) extend the maturity date to May 31, 2021, (ii) reduce the applicable interest rate to 9.0%, and (iii) amend and restate the Senior Secured Note in order to increase the principal amount owed to B3D to $7.0 million, which principal and any interest accrued thereon will be convertible, at B3D’s option, into Common Stock subject to receipt of Shareholder Approval (the “B3D Notes”) (together, the “B3D Transaction”).

B3D Notes

The B3D Notes are the senior secured obligations of the Company, secured by the personal property of the Company and its subsidiaries. Unless earlier converted or redeemed, the B3D Notes will mature on May 31, 2021. The B3D Notes bear interest at a rate of 9.00% per annum, calculated on a monthly basis. Interest only is payable in arrears on the last business date of each month (the “Monthly Interest”). Notwithstanding the foregoing, until the earlier of (i) ninety days from the date of the Credit Agreement Amendment or (ii) the date upon which Shareholder Approval is received (the “Interest Deferment Date”), the Monthly Interest will continue to accrue, will be compounded monthly, and all unpaid amounts thereof will be due and payable on the Interest Deferment Date. At the option of the Company, all or any portion of the Monthly Interest that is payable (i) on the Interest Deferment Date or (ii) after the Interest Deferment Date, but not more than twenty-one days and not less than five trading days prior to the date on which each payment of Monthly Interest is due, may be paid in shares of Common Stock. At any time after receipt of Shareholder Approval until the B3D Notes are no longer outstanding, all or any portion of the outstanding principal amount of the B3D Notes, plus any accrued and unpaid interest thereon, shall be convertible into Common Stock at the option of B3D at a conversion price equal to $2.00 per share.

Series D Amendment and December 2016 Warrant Amendment

Amendment to Certificate of Designation of Series D Convertible Preferred Stock

On July 8, 2019, the Company filed a certificate of amendment to the Certificate of Designation of Series D Convertible Preferred Stock (the “Series D COD Amendment”) with the State of Delaware to, upon receipt of Shareholder Approval, reduce the conversion price to $2.00 and provide for automatic conversion of the Series D Convertible Preferred Stock into shares of Common Stock. The Series D COD Amendment was approved by the Company Board. The Company intends to seek Shareholder Approval of the Series D COD Amendment.

December 2016 Warrant Amendment

On July 8, 2019, the Company entered into an amendment to certain outstanding warrants issued in December 2016 to the holders of its Series D Convertible Preferred Stock (the “December 2016 Warrant Amendment”) to provide for (i) a reduction in the exercise price to $2.00, (ii) certain anti-dilution price protection and (iii) voluntary reduction of the exercise price by the Company in its discretion. The Company intends to seek Shareholder Approval in connection with the December 2016 Warrant Amendment.

May 2018 SPA Amendment, Series F Preferred Stock and Series B Preferred Stock

May 2018 SPA Amendment

On July 8, 2019, the Company entered into an amendment (the “May 2018 SPA Amendment”) to that certain Securities Purchase Agreement, dated as of May 15, 2018, by and between the Company and the purchasers party thereto (the “May 2018 SPA”), to provide for, among other provisions, (i) an update to certain definitions, including the definition of an “Exempt Issuance,” (ii) the waiver of certain provisions regarding restrictions on subsequent equity sales and participation in subsequent financings, and the removal of certain such provisions upon receipt of Shareholder Approval, (iii) the amendment to certain provisions of the Class A Warrants issued pursuant to the May 2018 SPA to modify certain provisions in connection with a Notice Failure (as such term is defined in the Class A Warrants), and to reduce the exercise price of the Class A Warrants issuable pursuant to anti-dilution price protection contained in such Class A Warrants to $2.00 per share following receipt of Shareholder Approval (iv) the cancellation of all outstanding Class B Warrants and (v) the establishment of a new class of preferred stock, to be designated Series F Convertible Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”) and the issuance of 9,000 shares of such Series F Preferred Stock to the parties to the May 2018 SPA Amendment, which will be convertible into Common Stock upon receipt of Shareholder Approval.

Certificate of Designation of Series F Preferred Stock

In connection with the May 2018 SPA Amendment, on July 8, 2019, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (the “Series F Certificate of Designation”) establishing and designating the rights, powers and preferences of the Series F Preferred Stock. The Company designated 9,000 shares of Series F Preferred Stock.

Certificate of Elimination of Series B Preferred Stock

On July 8, 2019, the Company filed a Certificate of Elimination of Shares of Series B Preferred Stock (the “Certificate of Elimination”) to the Company’s amended and restated certificate of incorporation. The Certificate of Elimination reduced, pursuant to Section 151(g) of the Delaware General Corporation Law, the number of authorized shares of Series B Convertible Preferred Stock of the Company, par value $0.01 per share (the “Series B Preferred Stock”) from 1,609,167 shares of Series B Preferred Stock to zero shares of Series B Preferred Stock, the number of shares of Series B Preferred Stock issued and outstanding as of July 8, 2019. Pursuant to the provisions of Section 151(g) of the Delaware General Corporation Law, the 1,609,167 authorized shares of Series B Preferred Stock eliminated pursuant to the reduction return to the available undesignated preferred stock of the Company and may be re-designated into another series of preferred stock.

As of June 30, 2019, the Company had $2,259 of cash and cash equivalents and total current assets of $3,819, total current liabilities balance of $8,451, and a working capital deficiency of $4,632. The $2,500 capital infusion from Calm on July 8, 2019 increased the Company’s cash balance by $2,500 and reduced the Company’s working capital deficiency by $2,500.

The Company is exploring valuable strategic partnerships, right-sizing its corporate structure, and stream-lining spa operations. The Company expects that these actions will be executed in alignment with the anticipated timing of its long-term liquidity needs. There can be no assurance, however, that any such opportunities will materialize.

The Company has also reduced operating and overhead expenses and generated positive cash flows from continuing operations of $244 for the six months ended June 30, 2019, compared to a cash loss from continuing operations of $5,061 for the six months ended June 30, 2018. While the Company continues to focus on its overall profitability, the Company expects to incur net losses in the foreseeable future.

The report of the Company’s independent registered public accounting firm on its financial statements for the year ended December 31, 2018 included an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes it is probable that it will generate additional liquidity through, not only the transactions that have already occurred, but through other actions it expects to undertake in the near future. The Company’s management believes it will successfully mitigate the substantial doubt raised by its historical operating results and will satisfy its liquidity needs for at least 12 months from the issuance of these financial statements. However, the Company cannot reasonably predict with any certainty that the results of its actions will generate the liquidity required to satisfy its liquidity needs.

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

CEO Transition

On February 8, 2019, Edward Jankowski resigned as Chief Executive Officer of the Company and as a director of the Company. Mr. Jankowski’s resignation was not as a result of any disagreement with the Company on any matters related to the Company’s operations, policies or practices. Mr. Jankowski is receiving termination benefits including $375 payable in equal installments over a twelve-month term which commenced on February 13, 2019 and COBRA continuation coverage paid in full by the Company for up to a maximum of twelve months.

Effective as of February 11, 2019, Douglas Satzman was appointed by the Company’s board of directors as the Chief Executive Officer of the Company and as a director of the Company to fill the position vacated by Mr. Jankowski.

Reverse Stock Split

On February 22, 2019, the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-20 reverse stock split of the Company’s shares of Common Stock. Such amendment and ratio were previously approved by the Company’s stockholders and board of directors.

As a result of the reverse stock split, every twenty (20) shares of the Company’s pre-reverse split Common Stock were combined and reclassified into one (1) share of Common Stock. Proportionate voting rights and other rights of common stockholders were affected by the reverse stock split. Stockholders who would have otherwise held a fractional share of Common Stock received payment in cash in lieu of any such resulting fractional shares of Common Stock as the post-reverse split amounts of Common Stock were rounded down to the nearest full share. No fractional shares were issued in connection with the reverse stock split.

Collaboration Agreement

On November 12, 2018, we entered into a Product Sale and Marketing Agreement (the “Collaboration Agreement”) with Calm primarily related to the display, marketing, promotion, offer for sale and sale of Calm’s products in each of our branded stores throughout the United States.

On July 8, 2019, we entered into an Amended and Restated Product Sale and Marketing Agreement with Calm (the “Amended and Restated Collaboration Agreement”), which replaced the previous Collaboration Agreement. The Amended and Restated Collaboration Agreement primarily relates to the display, marketing, promotion, offer for sale and sale of Calm’s products in each of XpresSpa’s stores. The Amended and Restated Collaboration Agreement shall remain in effect until July 31, 2021, unless terminated earlier in accordance with the Amended and Restated Collaboration Agreement, and automatically renews for successive terms of six months unless either party provides written notice of termination no later than thirty days prior to any such automatic renewal of the Amended and Restated Collaboration Agreement.

Note 2. Accounting and Reporting Policies

(a) Right-of-use asset and lease liability

The right-of-use asset on our Consolidated Condensed Balance Sheet represents a lessee's right to use an asset over the life of a lease. The asset is calculated as the initial amount of the lease liability, plus any lease payments made to the lessor before the lease commencement date, plus any initial direct costs incurred, minus any lease incentives received. The amortization period for the right-of-use asset is from the lease commencement date to the earlier of the end of the lease term or the end of the useful life of the asset.

The addition of these items on the balance sheet is in accordance with new lease accounting standard Topic 842-Leases issued by the FASB. This standard requires operating leases to be recorded on the balance sheet as assets and liabilities and requires disclosure of key information about leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations and comprehensive loss.

(b) Revenue recognition

The Company recognizes revenue from the sale of XpresSpa products at the time the goods are purchased at our stores or online (usually by credit card) and services when they are rendered at our stores. net of discounts and applicable sales taxes. Revenues from the XpresSpa wholesale and e-commerce businesses are recorded at the time goods are shipped. Accordingly, the Company recognizes revenue for its single performance obligation related to both in-store and online sales at the point at which the service has been performed or the control of the merchandise has passed to the customer. The Company excludes all sales taxes assessed to its customers. Sales taxes assessed on revenues are included in accounts payable, accrued expenses and other current liabilities in the consolidated condensed balance sheets until remitted to the state agencies.

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

(c) Recently adopted accounting pronouncements

ASU No. 2016-02, Leases (Topic 842), as amended

This standard and its amendments provides new guidance related to accounting for leases and supersedes GAAP on lease accounting with the intent to increase transparency. This standard requires operating leases to be recorded on the balance sheet as assets and liabilities and requires disclosure of key information about leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations and comprehensive loss.

On January 1, 2019, the Company adopted ASU 2016-02 on a prospective basis, beginning on January 1, 2019 using the optional transition method. The Company applied the transition options permitted by ASU 2018-11 and elected the package of practical expedients to alleviate certain operational and reporting complexities related to the adoption. See Note 8 “Leases” for further discussion.

The Company recorded right-of-use assets and lease liabilities for its operating leases of $9,565 upon adoption of ASU 2016-02.

ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

This standard provides guidance on the reclassification of certain tax effects from accumulated other comprehensive income to retained earnings in the period in which the effects of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. The new standard is effective for the fiscal year beginning after December 15, 2018. The Company adopted this standard on January 1, 2019. Adoption of this standard did not have a material impact on the Company’s consolidated condensed financial statements.

(d) Recently issued accounting pronouncements

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

This standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The new standard is effective for the fiscal year beginning after December 15, 2019, with early adoption permitted. Based upon the outstanding balance of the Company’s trade receivables and its positive collection history, the Company’s management does not believe that the adoption of this standard will have a material impact on its consolidated financial position and results of operations.

ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

This amendment provides updates to the disclosure requirements on fair value measures in Topic 820 which includes the changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements, the option of additional quantitative information surrounding unobservable inputs and the elimination of disclosures around the valuation processes for Level 3 measurements. The new standard is effective for the fiscal year beginning after December 15, 2019. The Company’s management does not believe that the adoption of this standard will have a material impact on its consolidated financial position and results of results of operations.

Note 3. Potentially Dilutive Securities

Loss per share attributable to common shareholders data for each period presented excludes from the calculation of diluted net loss the following potentially dilutive securities (reflecting the impact of the 1:20 reverse stock split that became effective on February 22, 2019) as they had an anti-dilutive impact:

	As of June 30,
	2019	2018

Both vested and unvested options to purchase an equal number of shares of Common Stock of the Company	180,000	155,125
Unvested RSUs to issue an equal number of shares of Common Stock of the Company	52,250	23,250
Warrants to purchase an equal number of shares of Common Stock of the Company	1,060,424	704,169
Preferred stock on an as converted basis	412,235	163,216
Convertible notes on an as converted basis	—	217,500
Total number of potentially dilutive securities excluded from the calculation of loss per share attributable to common shareholders	1,704,909	1,263,260

The Convertible Notes were converted into common stock in June 2019. See Note 9 “Senior Secured Note and Convertible Notes.”

Note 4. Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash in the consolidated condensed balance sheets are comprised of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Cash denominated in United States dollars	$276	$2,000
Cash denominated in currency other than United States dollars	1,269	1,143
Restricted cash	429	487
Credit and debit card receivables	714	260
Total cash, cash equivalents, and restricted cash	$2,688	$3,890

Cash denominated in Unites States dollars decreased from December 31, 2018 primarily due to increased capital expenditures to renovate spas and to open new spas, distributions to the Company’s noncontrolling interest investees and payments made on the Senior Secured Notes. Credit and debit card receivables balance increased due to the timing of payments from credit card companies at the end of June 2019.

Restricted cash represents balances at financial institutions to secure bonds and letters of credit as required by the Company’s various lease agreements.

Note 5. Other Current Assets

As of June 30, 2019, and December 31, 2018, the Company’s other current assets were comprised of the following:

	June 30, 2019	December 31, 2018
Prepaid expenses	$474	$1,204
Other	85	261
Total other current assets	$559	$1,465

Prepaid expenses are predominantly comprised of prepaid insurance policies which have terms of one year or less. The balance decreased from December 31,2018 due to the timing of payments and amortization of the year end prepaid insurance balance.

Note 6. Other Assets

Other assets in the consolidated condensed balance sheets are comprised of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Cost method investments	$1,341	$2,482
Lease deposits	903	894
Other	198	—
Other assets	$2,442	$3,376

As of June 30, 2019, the Company’s cost method investments consist primarily of a $787 investment in InfoMedia Services Limited which the Company acquired in 2014 and the remaining investment in Route1 (“Route1”) of $484, which it received as part of the disposition of Group Mobile in March 2018.

In the second quarter of 2019, the Company impaired its investment in Route1, due to an under performance of operating results. The Company recorded an impairment charge of $1,141 for the three and six months ended June 30, 2019, which is included in “Other non-operating income (expense), net” on the consolidated condensed statements of operations and comprehensive income.

The Company has not identified any other events or changes in circumstances that could have a significant adverse effect on the carrying value of its remaining cost method investments.

Note 7. Intangible Assets and Goodwill

The following table provides information regarding the Company’s intangible assets subject to amortization, which consist of the following:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Trade name	$13,309	$(5,592)	$7,717	$13,309	$(4,485)	$8,824
Customer relationships	312	(312)	—	312	(312)	—
Software	312	(97)	215	312	(69)	243
Patents	26,897	(26,806)	91	26,897	(26,797)	100
Total intangible assets	$40,830	$(32,807)	$8,023	$40,830	$(31,663)	$9,167

The Company’s trade name relates to the value of the XpresSpa trade name, customer relationships represent the value of the loyalty customers, software relates to certain capitalized third-party costs related to a new point-of-sale system, and patents consist of intellectual property portfolios acquired from third parties.

The Company’s intangible assets are amortized over their expected useful lives. During the three and six-months ended June 30, 2019 and 2018, the Company recorded amortization expense of $576 and $611, respectively and $1,144 and $1,217, respectively.

Based on the Intangible assets balance as of June 30, 2019 the estimated amortization expense for the remainder of the calendar year and each of the succeeding calendar years is as follows:

Calendar Years ending December 31,	Amount
Remainder of 2019	$1,138
2020	2,275
2021	2,275
2022	2,275
2023	60
Total	$8,023

There were no impairment indicators related to any of the Company’s amortizable intangible assets during the six months ended June 30, 2019.

Goodwill Impairment

During the first quarter of fiscal year 2018, our stock price declined from an opening price of $1.36 on January 2, 2018 to $0.72 on March 29, 2018. Subsequently, on April 19, 2018, we entered into a separation agreement with our Chief Executive Officer regarding his resignation as Chief Executive Officer and Director. These events were identified by our management as triggering events requiring that goodwill be tested for impairment as of March 31, 2018.  As the stock price had not rebounded, we determined that there was an impairment of the goodwill. The Company performed a quantitative goodwill impairment test, in which the Company compared the carrying value of the reporting unit to its estimated fair value, which was calculated using an income approach. The key assumptions for this approach were projected future cash flows and a discount rate, which was based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected future cash flows. As a result of the quantitative goodwill impairment test performed as of March 31, 2018, the Company determined that the fair value of the reporting unit was less than its’ carrying amount and, therefore, goodwill of the reporting unit was considered impaired. We recorded an impairment charge of $19,630 to reduce the carrying value of goodwill to its fair value, which was determined to be zero. The impairment to goodwill was a result of the structural changes to the Company, including completion of the transition from a holding company to a pure-play health and wellness company, the change in Chief Executive Officer and the reduction in our stock price.

Note 8. Leases

The Company leases its retail space at various domestic and international airports. Additionally, the Company leases its corporate office in New York. Certain leases entered into by the Company fall under ASU No. 2016-02, Leases (“Topic 842”) discussed in Note 2 (b) “Recently adopted accounting pronouncements”. The Company determines if an arrangement is a lease at inception and if it qualifies under Topic 842. Certain lease arrangements contain fixed payments throughout the term of the lease. Others involve a variable component to determine the lease obligation where a certain percentage of sales is used to calculate the lease payments.

Additionally, all qualifying leases held by the Company are classified as operating leases. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based as the present value of lease payments over the lease term. The Company records its operating lease assets and liabilities based on required guaranteed payments under each lease agreement. As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of guaranteed lease payments.

The following is a summary of the activity in the Company’s Operating lease liabilities for the six months ended June 30, 2019:

Operating lease liability, January 1, 2019	$10,809
New leases entered	—
Termination of existing qualifying leases	(421)
Amortization of lease obligation	(1,506)
Operating lease liability, June 30, 2019	$8,882

In July 2019, the lease for our location in the World Trade Center in New York was terminated. As a result, the Company assessed all assets (primarily leasehold improvements) for impairment. This resulted in a charge of approximately $620 which is included in “Impairment of fixed assets” in the consolidated condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2019. We also reduced the remaining balance in Right of use asset and the Lease liability by approximately $421.

The Company also expensed approximately $210 of costs capitalized in anticipation of opening new spas that the Company later determined would never be realized. This charge is included in the “Impairment of fixed assets” line in the consolidated condensed statements of operations and comprehensive loss for the three- and six-month periods ended June 30, 2019.

As of June 30, 2019, operating leases contain the future minimum commitments:

Calendar Years ending December 31,	Amount
Remainder of 2019	$2,048
2020	3,146
2021	2,504
2022	2,152
2023	1,238
Thereafter	1,039
Total future lease payments (including interest)	$12,127
Less: interest expense at incremental borrowing rate	(3,245)
Net present value of lease liabilities	$8,882

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	4.8 years
Weighted average discount rate used to determine present value of operating lease liability:	11.24%
Cash paid for lease obligations during the six months ended June 30, 2019:	$1,774

Variable lease payments were $875 and $1,497 for the three and six months ended June 30, 2019, respectively.

Note 9. Senior Secured Note and Convertible Notes

Senior Secured Note

As of June 30, 2019, the Company had an 11.24% interest bearing senior secured note of $6.500 outstanding with B3D, assigned from Rockmore Investment Master Fund Ltd. (“Rockmore”). Rockmore is an investment entity controlled by the Company’s Chairman of the Board of Directors, Bruce T. Bernstein. The senior secured note was due on December 31, 2019 (the “Senior Secured Note”). In May 2017, the Company granted Rockmore 250,000 class A warrants as consideration for extending the maturity date of the Senior Secured Note from May 1, 2018 to May 1, 2019. On May 14, 2018, the Company and Rockmore agreed to extend the maturity date of the Senior Secured Note again from May 1, 2019 to December 31, 2019. The warrants issued to Rockmore are classified as equity warrants in the consolidated condensed balance sheets.

In July 2019, the Company renegotiated the terms of the Senior Secured Note to, among other things, increase the principal amount outstanding by $500 and extend the maturity date to May 31, 2021. As a result, the Senior Secured Note has been reclassified from current liabilities to long-term liabilities on the Company’s consolidated condensed balance sheet as of June 30, 2019. See Note 16 “Subsequent Events” for additional information.

Convertible Notes

On May 15, 2018, in a private placement offering, the Company issued (i) 5% Secured Convertible Notes ( the “Convertible Notes”) convertible into Common Stock at $12.40 per share, due November 2019, (ii) May 2018 Class A Warrants to purchase 357,863 shares of Common Stock and (iii) Class B Warrants to purchase 178,932 shares of Common Stock (the “May 2018 Class B Warrants”). The May 2018 Class A and Class B Warrants were convertible into Common Stock at $12.40 per share. The Company received aggregate proceeds of $4,438 from the May 2018 private placement.

During the second quarter of 2019, the Company failed to make minimum monthly payments as required pursuant to the Convertible Notes, which failure constituted an event of default. Pursuant to the terms of the Convertible Notes, upon an event of default, an investor may elect to accelerate payment of the outstanding principal amount of such investor’s Convertible Note, liquidated damages and other amounts owing in respect thereof through the date of acceleration, which amounts become immediately due and payable in cash. No investor provided notice to the Company electing to exercise its right to accelerate payment.  We have since renegotiated the terms of the Convertible Notes (See discussion below).

Debt discount and debt issuance costs were amortized on a straight-line basis over the remaining term of the Convertible Notes. During the three and six months ended June 30, 2019, the Company recorded $342 and $736 of amortization of debt discount and debt issuance costs, which was included in “Interest expense” for the three and six months ended June 30, 2019, respectively. Additionally, for the three and six months ended June 30, 2019, the Company wrote off the balance of debt issuance costs of $135, which is also included in “Interest expense”, as the Convertible Notes were converted into Common Stock on June 27, 2019, (See discussion below).

On June 27, 2019, the Company entered into the Third Amendment Agreement to the Convertible Notes (the “Third Amendment”) whereby the holders of the Convertible Notes agreed to convert their Convertible Notes then held into Common Stock. The Third Amendment reduced the conversion price of the Convertible Notes to Common Stock from $12.40 per share to $2.48 per share. As a result of the reduction in the conversion price of the Convertible Notes, the Company recorded a debt conversion expense of $1,547 to account for the additional consideration paid over what was agreed to in the original Note agreement. The expense is reflected in “Other non-operating income (expense), net” in the consolidated statement of operations and comprehensive loss in the quarter and year to date periods ended June 30, 2019. Convertible Note holders converted their remaining outstanding principal balances plus accrued interest into 586,389 shares of Common Stock and 356,772 Class A Warrants (the “June 2019 Class A Warrants”). The June 2019 Class A Warrants had an exercise price of $0.01 and are otherwise identical in form and substance to the Company's existing May 2018 Class A Warrants.

The Company had an independent third party perform an appraisal of the June 2019 Class A Warrants as of June 30, 2019. The June 2019 Class A Warrants were assigned an appraised value of $689. The value of these warrants was recorded as a derivative liability on the consolidated balance sheet and will be marked to market at the end of each quarter. The expense of $689 is included in “Other non-operating income (expense), net” in the consolidated statements of operations and comprehensive loss in the quarter and year to date periods ended June 30, 2019.

The June 2019 Class A Warrants were converted into 354,502 shares of Common Stock in July 2019.

The table below summarizes changes in the book value of the Convertible Notes from December 31, 2018 to June 30, 2019:

Book value as of December 31, 2018	$1,986
Conversions into Common Stock and June 2019 Class A Warrants	(2,728)
Cash repayments	(129)
Amortization of debt discount and debt issuance costs, included in interest expense	871
Book value as of June 30, 2019	$—

Note 10. Fair Value Measurements

Fair value measurements are determined based on assumptions that a market participant would use in pricing an asset or a liability. A three-tiered hierarchy distinguishes between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require us to use present value and other valuation techniques in the determination of fair value (Level 3).

The Company’s financial instruments as of June 30, 2019 and December 31, 2018 consisted of cash and cash equivalents, trade receivables, inventory, accounts payable and other current liabilities. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term nature of these instruments.

Derivative Warrant Liabilities

The following table presents the placement in the fair value hierarchy of derivative warrant liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
June 30, 2019:
June 2019 Class A Warrants	$689	$—	$—	$689
May 2018 Class A Warrants	398	—	—	398
May 2018 Class B Warrants	9	—	—	$9
Total	$1,096	$—	$—	$1,096

December 31, 2018:
May 2018 Class A Warrants	$476	$—	$—	$476
Total	$476	$—	$—	$476

The Company measures its derivative warrant liabilities at fair value. The derivative warrant liabilities were classified within Level 3 because they were valued using the Monte-Carlo model, which utilizes significant inputs that are unobservable in the market. These derivative warrant liabilities were initially measured at fair value and are marked to market at each balance sheet date. The derivative warrant liabilities are recorded as derivative warrant liabilities in the condensed consolidated balance sheets and the revaluation of the derivative warrants liabilities is included in “Other non-operating income (expense), net” in the consolidated condensed statements of operations and comprehensive loss.

The following table summarizes the changes in the Company’s derivative warrant liabilities measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2019:

December 31, 2018	$476
Issuance of warrants	689
Decrease in fair value of the derivative warrant liabilities	(69)
June 30, 2019	$1,096

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities falls within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

June 30, 2019:

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities – A Warrants	Monte Carlo Model	Volatility	66.7%
		Risk-free interest rate	1.77%
		Expected term, in years	3.88
		Dividend yield	0.00%

 The fair value of Class B warrants was immaterial as of June 30,2019. These warrants were cancelled in July 2019.

December 31, 2018:

Description	Valuation technique	Unobservable inputs	Range
Derivative warrant liabilities – A Warrants	Monte Carlo Model	Volatility	70.61%
		Risk-free interest rate	2.53%
		Expected term, in years	4.38
		Dividend yield	0.00%

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

Note 11. Stock-based Compensation

The Company has a stock-based compensation plan available to grant stock options and RSUs to the Company’s directors, employees and consultants. Under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “Plan”) a maximum of 355,000 shares of Common Stock may be awarded. In February 2019, the Company granted a total of 24,500 stock options to members of its board of directors and 75,000 to the Company’s newly elected Chief Executive Officer at an exercise price of $4.20 per share. The options vest over a period of one year. The Company also granted 37,500 RSUs to its newly elected Chief Executive Officer at an exercise price of $4.20 per share.

Total stock-based compensation expense for the three and six months ended June 30, 2019 was $127 and $231, respectively and for the three and six months ended June 30, 2018 stock compensation expense was $259 and $571, respectively.

Note 12. Related Party Transactions

On April 14, 2018, the Company entered into a consulting agreement with an employee of Mistral Equity Partners, which is a significant shareholder of the Company and whose Chief Executive Officer is a member of the Board of Directors of the Company, to consult on certain business-related matters. The total consideration was $10 per month through April 30, 2019, when it was terminated. The Company recorded consulting expense of $10 and $40 for the three and six months ended June 30, 2019, respectively.

Note 13. Discontinued Operations and Assets and Liabilities Held for Disposal

FLI Charge

On October 20, 2017 (the “Closing Date”), the Company sold FLI Charge, a wholly owned subsidiary included in its discontinued technology operating segment, to a group of private investors and FLI Charge management. As part of the sale, the Company received a perpetual royalty agreement (the “Royalty Agreement”). The Company also received a warrant exercisable in shares of FLI Charge or an affiliate of FLI Charge upon an initial public offering or certain defined events in connection with a change of control. The warrant has a five-year life and is based on a valuation of the lesser of $30,000 or the financing valuation of FLI Charge preceding the initial public offering or certain defined events.

During the six months ended June 30, 2019, the Company received a buyout from the Royalty Agreement and warrants in the amount of $1,100. This is reflected in “Other” revenue on the consolidated condensed statements of operations and comprehensive loss.

Group Mobile

On March 7, 2018 , the Company entered into a membership purchase agreement (the “Purchase Agreement”) with Route1 Security Corporation, a Delaware corporation (the “Buyer”), and Route1 Inc., an Ontario corporation (“Route1”), pursuant to which the Buyer agreed to acquire Group Mobile, a wholly-owned subsidiary included in the Company’s discontinued technology operating segment, (the “Disposition”). The transaction closed on March 22, 2018 (the “Closing Date”), after which the Company no longer had any involvement with Group Mobile.

In consideration for the Disposition, the Buyer issued to the Company:

•	25,000,000 shares of common stock of Route1 (“Route1 Common Stock”);

•	warrants to purchase 30,000,000 shares of Route1 Common Stock, which feature an exercise price of CAD 5 cents per share of Route 1 Common Stock and will be exercisable for a three-year period; and

•	certain other payments over the three-year period pursuant to an earn-out provision in the Purchase Agreement.

The Company retained certain inventory with a value of $555, which was to be disposed of separately from the transaction with Route1 in the first half of 2018. Of this amount, $110 was sold and the remaining inventory excluded from the transaction was subsequently determined to be obsolete and unsalable and was fully written off in June 2018. Assets held for disposal includes $109 of accounts receivable, net of allowance, associated with the sale of inventory excluded from the transaction with Route1 and liabilities held for disposal of $40 relating to sales taxes as of June 30, 2019 and December 31, 2018. The transaction has not been completed as it is currently in litigation. (See Note 15 “Commitments and Contingencies”).

Post-closing, the Company owned approximately 6.7% of Route1 common stock. The Route1 common stock is not tradable until a date no earlier than 12 months after the Closing Date; 50%, or 12,500,000 shares of Route1 common stock are tradeable after 12 months plus an additional 2,083,333 shares of Route1 common stock are tradeable each month until 18 months after the Closing Date, subject to a change of control provision. The Company has the ability to sell the Route1 common stock and warrants to qualified institutional investors. The Group Mobile Purchase Agreement also contains representations, warranties, and covenants customary for transactions of this type.

The total consideration of the Disposition was recognized as a cost method investment and, as such, was measured at cost on the date of acquisition, which, as of the Closing Date, approximated fair value. The fair value of the total consideration as of the Closing Date was determined to be $1,625, which was less than the carrying value of the asset and is included in “Other assets” in the consolidated balance sheets as of June 30, 2019 and December 31, 2018. This resulted in a loss on disposal which is included in consolidated net loss from discontinued operations in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018 of $510 and $1,115, respectively.

The value of the total consideration for the Group Mobile disposition was determined using a combination of valuation methods including:

(i)	The value of the Route 1 common stock was determined to be $308, which was estimated by multiplying the number of shares as they become tradeable by the price per share as of the Closing Date.

(ii)	The value of the warrants was determined to be $176, which was calculated using the Black-Scholes-Merton model.

(iii)	The value of the earn-out provision was determined to be $1,141, which was estimated using a Monte-Carlo simulation analysis.

Due to the underperformance of operating results by Group Mobile in the first period for which results were required to be reported to the Company, we determined that the asset was impaired as of June 30, 2019 and recorded an impairment charge of $1,141 for the three and six months ended June 30,2019, which is included in “Other non-operating income (expense), net” on the consolidated condensed statements of operations and comprehensive income. (See Note 6 “Other Assets”).

Operating Results and Assets and Liabilities Held for Sale

The following table presents the components of the consolidated net loss from discontinued operations, as presented in the consolidated condensed statements of operations and comprehensive loss for the three and six-month periods ended June 30, 2018:

	Three and six months ended June 30, 2018
	Three months	Six months
Revenue	$—	$2,834
Cost of sales	—	(2,305)
Depreciation and amortization	—	(131)
General and administrative	(510)	(1,190)
Loss on disposal	—	(301)
Non-operating income (expense), net	—	(22)
Loss from discontinued operations	$(510)	$(1,115)

In addition, the following table presents the carrying amounts of the major classes of assets and liabilities held for sale as of June 30, 2019 and December 31, 2018, as presented in the consolidated condensed balance sheets:

	June 30, 2019	December 31, 2018
Accounts receivable, net	$109	$109
Assets held for disposal	$109	$109

Accounts payable, accrued expenses and other current liabilities	$40	$40
Liabilities held for disposal	$40	$40

Note 14. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provisions for the six-month period ended June 30, 2019 reflect an estimated global annual effective tax rate of approximately 0.47% compared to a benefit of 0.50% in 2018.

As of June 30, 2019, deferred tax assets generated from the Company’s activities in the United States were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit.

The Company recorded income tax expense during the 2019 periods as compared to an income tax benefit in the 2018 periods due primarily to earnings generated by foreign subsidiaries in 2019, and a reduction to the valuation allowance as a result of the Tax Cuts and Jobs Act’s impact on the lives of net operating losses. The final annual tax rate cannot be determined until the end of the fiscal year therefore, the actual tax rate could differ from current estimates. The Company has an immaterial amount of uncertain tax positions and does not expect to record any additional material provisions for unrecognized tax benefits in the next year.

Note 15. Commitments and Contingencies

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company recorded $250 as of June 30, 2019 and $290 as of December 31, 2018, which are included in accounts payable, accrued expenses and other in the consolidated condensed balance sheets.

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

On March 30, 2018, Cordial filed a lawsuit against XpresSpa, a subsidiary of XpresSpa, and several additional parties in the Superior Court of Fulton County, Georgia, alleging the violation of Cordial’s civil rights, tortious interference, breach of fiduciary duty, civil conspiracy, conversion, retaliation, and unjust enrichment. Cordial has threated to seek punitive damages, attorneys’ fees and litigation expenses, accounting, indemnification, and declaratory judgment as to the status of the membership interests of XpresSpa and Cordial in the joint venture and Cordial’s right to profit distributions and management fees from the joint venture. On May 3, 2018, the Court issued an order extending the time for the defendants to respond to Cordial’s lawsuit until June 25, 2018. On May 4, 2018, the defendants moved the lawsuit to the United States District Court for the Northern District of Georgia. On June 5, 2018, the Court granted an extension of time for the defendants’ response until August 17, 2018. On August 9, 2018, the Court granted an additional extension of time for the defendants’ response until September 7, 2018, and thereafter provided another extension pending the Court’s consideration of XpresSpa’s Motion to Stay all action in the Georgia lawsuit, pending resolution of the New York lawsuit and the FAA action. On October 29, 2018, XpresSpa’s Motion to Stay was denied. Prior to resolution of the Motion to Stay, Cordial filed a Motion for Temporary Restraining Order (“TRO Motion”), seeking to enjoin the defendants and specifically XpresSpa, from, among other things, distributing any cash flow, net profits, or management fees, or otherwise expending resources beyond necessary operating expenses. XpresSpa filed an opposition and, in a decision entered December 26, 2018, the Court denied Cordial’s TRO Motion entirely. Defendants filed a Motion to Dismiss the Complaint in its entirety on November 20, 2018, which is pending decision by the Court.

A Director's Determination was issued by the FAA in connection with the Part 16 Complaint ("Part 16 Proceeding") filed by Cordial against the City of Atlanta ("City") in 2017 ("Director's Determination"). The Company and Cordial were not parties to the FAA action, and had no opportunity to present evidence or otherwise be heard in such action. The Director's Determination concluded that the City was not in compliance with certain Federal obligations concerning the federal government's ACDBE program, including relating to the City's oversight of the Joint Venture Operating Agreement between Clients and Cordial, Cordial's termination, and Cordial's retaliation and harassment claims, and the City was ordered to achieve compliance in accordance with the Director's Determination. The Director's Determination does not constitute a Final Agency Decision and it is not subject to judicial review, pursuant to 14 CFR § 16.247(b)(2). Because the Company is not a party to the Part 16 Proceeding, the Company would not be considered "a party adversely affected by the Director's Determination" with a right of appeal to the FAA Assistant Administrator for Civil Rights.

On August 7, 2019, the Company filed a response, advising the U.S. District Court that: (i) the Company is not party to the FAA proceeding and therefore had no opportunity to present evidence or otherwise be heard in such action; (ii) as non-party, the Company is not bound by the Director's Determination; and (iii) the FAA cannot dictate the interpretation or enforceability of the contract between Cordial and the Company, which is the subject of the U.S. District Court action initiated by Cordial and the New York State Court action initiated by the Company.

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

Binn v. FORM Holdings Corp. et al.

On November 6, 2017, Moreton Binn and Marisol F, LLC, former stockholders of XpresSpa, filed a lawsuit against FORM Holdings Corp. (“FORM) and its directors in the United States District Court for the Southern District of New York. The lawsuit alleged violations of various sections of the Securities Exchange Act of 1934 (“Exchange Act”), material omissions and misrepresentations (negligent and fraudulent), fraudulent omission, expropriation, breach of fiduciary duties, aiding and abetting, and unjust enrichment in the defendants’ conduct related to the Company’s acquisition of XpresSpa, and sought rescission of the transaction, damages, equitable and injunctive relief, fees and costs, and various other relief. On January 17, 2018, the defendants filed a motion to dismiss the complaint. On February 7, 2018, the plaintiffs amended their complaint. On February 28, 2018, the defendants filed a motion to dismiss the amended complaint. By March 30, 2018, the motion to dismiss was fully briefed. On August 7, 2018, the Court ruled on the defendants’ motion, dismissing eight of the plaintiffs’ ten claims and denying the defendants’ motion to dismiss with respect to the two remaining claims, related to the Exchange Act. On October 30, 2018, the Court ordered that the plaintiffs could file an amended complaint, and, in response, the defendants could move for summary judgment. Consistent with the Court’s Order, on November 16, 2018, the plaintiffs filed a second amended complaint, modifying their allegations, and asserting claims pursuant to the Exchange Act and the Securities Act of 1933, as well as bringing a breach of contract claim. On December 17, 2018, the defendants filed a motion for summary judgment seeking dismissal of all claims. On February 1, 2019, the plaintiffs opposed defendant’s motion, requested discovery and cross-moved for partial summary judgement filed an opposition to defendants’ motion and a counter motion for partial summary judgment. Defendants summary judgement motion and plaintiff’s cross-motion for partial summary judgment were fully briefed as of March 15, 2019. On April 29, 2019, an emergency hearing was held before the Court in which the plaintiff sought a temporary restraining order and preliminary injunction to preclude acceleration of the maturity on the Senior Secured Note. The Court entered a temporary restraining order, while allowing parties the opportunity to brief the issue.

On May 21, 2019, the Court granted the defendant’s motion for summary judgement in full, dismissing all claims in the action. On July 3, 2019, the plaintiffs filed a notice of appeal in the United States Court of Appeals for the second circuit. The Company and its directors continue to believe that this action is without merit and intend to defend the appeal vigorously. On July 1, 2019, the Court held oral argument on Binn’s motion for preliminary injunction. After hearing argument by both sides, the Court deferred action and ordered that the temporary restraining order remain in place.  On July 23, 2019, the Court denied the plaintiffs’ request for a preliminary injunction and vacated the temporary restraining order.

Kainz v. FORM Holdings Corp. et al.

On March 20, 2019, a second suit was commenced in the United States District Court for the Southern District of New York against FORM, seven of its directors and former directors, as well as a managing director of Mistral Equity Partners (“Mistral”). The individual plaintiff, a shareholder of XpresSpa Holdings, LLC at the time of the merger in December 2016, alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false statements concerning, inter alia, the merger and the independence of FORM’s board of directors, violated Section 12(2) of the Securities Act of 1933, breached the merger agreement by making false and misleading statements concerning the merger and fraudulently induced the plaintiff into signing the joinder agreement related to the merger. On May 8, 2019, the Company and its directors and the managing director of Mistral filed a motion to dismiss the complaint. On June 5, 2019, plaintiffs opposed the motion and filed a cross-motion for a partial stay. Defendants’ motion to dismiss was fully briefed as of June 19, 2019

Binn, et al. v. Bernstein et al.

On June 3, 2019, a third suit was commenced in the United States District Court for the Southern District of New York against FORM, five of its directors, as well as Rockmore, the Company’s previous senior secured lender and a senior executive of the lender. Although this action is brought by Morten Binn and Marisol F, LLC, it is asserted derivatively on behalf of the Company. Plaintiffs assert eight causes of action, including that certain individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making false statements concerning, inter alia, the merger and the independence of FORM’s board of directors and the valuation of the Company’s lease portfolio. Plaintiffs also assert common law claims for breach of fiduciary duty, corporate waste, unjust enrichment, faithless servant doctrine, and aiding and abetting certain of the directors’ alleged breaches of fiduciary duty. The Company and its directors believe that this action is without merit and intend to file a motion to dismiss and defend the action vigorously.

Route1

On or about May 23, 2018, Route1 Inc., Route1 Security Corporation (together, “Route1”) and Group Mobile Int’l, LLC (“Group Mobile”) commenced a legal proceeding against the Company in the Ontario Superior Court of Justice.

Route1 and Group Mobile seek damages in relation to alleged breaches of a Membership Purchase Agreement entered into between Route1 and the Company on or about March 7, 2018, pursuant to which Route1 acquired the Company’s 100% membership interest in Group Mobile. All capitalized terms not otherwise defined herein have the meanings ascribed to them in the Agreement.

The Plaintiffs allege that the Company: (i) failed to ensure all Tax Returns were true, correct and compliant in all respects and that all Taxes had been paid in full; (ii) failed to ensure that all inventory of Group Mobile had been priced in accordance with GAAP (“generally accepted accounting principles”) and consisted of a quality and quantity that was materially usable and salable in the Ordinary Course of Business; (iii) failed to ensure that Group Mobile’s Most Recent Balance Sheet was materially complete and correct and prepared in accordance with GAAP; (iv) failed to record all liabilities on Group Mobile’s Most Recent Balance Sheet; and (v) failed to deliver the agreed upon amount of Net Working Capital, and/or pay the Shortfall, to Route1.The litigation is at an early stage, and it is not yet possible to assess the likelihood of success and/or liability.

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

The Company has denied the material allegations of the complaint and is currently defending the action.  At this stage, we are unable to predict the outcome of this litigation.

Intellectual Property and Other Matters

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

Note 16. Subsequent Events

Calm Private Placement

On July 8, 2019, the Company entered into a securities purchase agreement (the “Calm Purchase Agreement”) with Calm.com, Inc. (“Calm”) pursuant to which the Company agreed to sell (i) an aggregate principal amount of $2,500 in 5.00% unsecured convertible Notes due 2022 (the “Calm Notes”), which will be convertible into shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”) and (ii) warrants to purchase 937,500 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an exercise price of $2.00 per share (the “Calm Warrants”) (collectively, the “Calm Private Placement”).

The Company received $2,500 in gross proceeds from the Calm Private Placement.

Notes and Warrants

The Calm Notes are the unsecured subordinated obligations of the Company. Unless earlier converted or redeemed, the Calm Notes will mature on May 31, 2022. The Calm Notes bear interest at a rate of 5% per annum, subject to increase in the event of default to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Calm Notes are convertible at any time until the Calm Notes are no longer outstanding, in whole or in part, at the option of Calm into shares of Series E Preferred Stock at a conversion price equal to $3.10 per share, except that no shares of Series E Preferred Stock may be issued as payment of interest or in connection with anti-dilution protection or voluntary reduction of the conversion price until receipt of Shareholder Approval. Interest on the Calm Notes is payable in arrears beginning on the last day of each February, May, August and November during the period beginning on the original issuance date and ending on, and including, the maturity date, when all amounts outstanding under the Calm Notes become due and payable in cash. The Company may elect to pay interest in cash, shares of Series E Preferred Stock or a combination thereof.

The Calm Warrants entitle Calm to purchase an aggregate of 937,500 shares of Common Stock. The Calm Warrants are exercisable beginning six months from the date of issuance, have a term of five years and feature an exercise price equal to $2.00 per share.

Calm Collaboration Agreement

On July 8, 2019, the Company entered into an Amended and Restated Product Sale and Marketing Agreement with Calm (the “Amended and Restated Collaboration Agreement”), which replaced the parties’ previous Product Sale and Marketing Agreement, dated as of November 12, 2018. The Amended and Restated Collaboration Agreement primarily relates to the display, marketing, promotion, offer for sale and sale of Calm’s products in each of the Company’s branded stores throughout the United States. The Amended and Restated Collaboration Agreement will remain in effect until July 31, 2021, unless terminated earlier in accordance with the Amended and Restated Collaboration Agreement, and automatically renews for successive terms of six months unless either party provides written notice of termination no later than thirty days prior to any such automatic renewal of the Amended and Restated Collaboration Agreement.

Amendment to Certificate of Designation of Series E Convertible Preferred Stock

On July 8, 2019, the Company filed a certificate of amendment to the Certificate of Designation of Series E Convertible Preferred Stock (the “Series E COD Amendment”) with the State of Delaware to (i) increase the number of authorized shares of Series E Preferred to 2,397,060 and (ii) upon receipt of Shareholder Approval, reduce the conversion price to $2.00. The Series E COD Amendment was approved by the Board of Directors of the Company. The Company intends to seek Shareholder Approval of the Series E COD Amendment.

B3D Transaction

On July 8, 2019, the Company entered into a fourth amendment (the “Credit Agreement Amendment”) to its existing Credit Agreement with B3D, LLC (“B3D”) in order to, among other provisions, (i) extend the maturity date to May 31, 2021, (ii) reduce the applicable interest rate to 9.0%, and (iii) amend and restate the Senior Secured Note in order to increase the principal amount owed to B3D to $7.0 million, which principal and any interest accrued thereon will be convertible, at B3D’s option, into Common Stock subject to receipt of Shareholder Approval (the “B3D Notes”) (together, the “B3D Transaction”).

B3D Notes

The B3D Notes are the senior secured obligations of the Company, secured by the personal property of the Company and its subsidiaries. Unless earlier converted or redeemed, the B3D Notes will mature on May 31, 2021. The B3D Notes bear interest at a rate of 9.00% per annum, calculated on a monthly basis. Interest only is payable in arrears on the last business date of each month (the “Monthly Interest”). Notwithstanding the foregoing, until the earlier of (i) ninety days from the date of the Credit Agreement Amendment or (ii) the date upon which Shareholder Approval is received (the “Interest Deferment Date”), the Monthly Interest will continue to accrue, will be compounded monthly, and all unpaid amounts thereof will be due and payable on the Interest Deferment Date. At the option of the Company, all or any portion of the Monthly Interest that is payable (i) on the Interest Deferment Date or (ii) after the Interest Deferment Date, but not more than twenty-one days and not less than five trading days prior to the date on which each payment of Monthly Interest is due, may be paid in shares of Common Stock. At any time after receipt of Shareholder Approval until the B3D Notes are no longer outstanding, all or any portion of the outstanding principal amount of the B3D Notes, plus any accrued and unpaid interest thereon, shall be convertible into Common Stock at the option of B3D at a conversion price equal to $2.00 per share.

Series D Amendment and December 2016 Warrant Amendment

Amendment to Certificate of Designation of Series D Convertible Preferred Stock

On July 8, 2019, the Company filed a certificate of amendment to the Certificate of Designation of Series D Convertible Preferred Stock (the “Series D COD Amendment”) with the State of Delaware to, upon receipt of Shareholder Approval, reduce the conversion price to $2.00 and provide for automatic conversion of the Series D Convertible Preferred Stock into shares of Common Stock. The Series D COD Amendment was approved by the Company Board. The Company intends to seek Shareholder Approval of the Series D COD Amendment.

December 2016 Warrant Amendment

On July 8, 2019, the Company entered into an amendment to certain outstanding warrants issued in December 2016 to the holders of its Series D Convertible Preferred Stock (the “December 2016 Warrant Amendment”) to provide for (i) a reduction in the exercise price to $2.00, (ii) certain anti-dilution price protection and (iii) voluntary reduction of the exercise price by the Company in its discretion. The Company intends to seek Shareholder Approval in connection with the December 2016 Warrant Amendment.

May 2018 SPA Amendment, Series F Preferred Stock and Series B Preferred Stock

May 2018 SPA Amendment

On July 8, 2019, the Company entered into an amendment (the “May 2018 SPA Amendment”) to that certain Securities Purchase Agreement, dated as of May 15, 2018, by and between the Company and the purchasers party thereto (the “May 2018 SPA”), to provide for, among other provisions, (i) an update to certain definitions, including the definition of an “Exempt Issuance,” (ii) the waiver of certain provisions regarding restrictions on subsequent equity sales and participation in subsequent financings, and the removal of certain such provisions upon receipt of Shareholder Approval, (iii) the amendment to certain provisions of the Class A Warrants issued pursuant to the May 2018 SPA to modify certain provisions in connection with a Notice Failure (as such term is defined in the Class A Warrants), and to reduce the exercise price of the Class A Warrants issuable pursuant to anti-dilution price protection contained in such Class A Warrants to $2.00 per share following receipt of Shareholder Approval (iv) the cancellation of all outstanding Class B Warrants and (v) the establishment of a new class of preferred stock, to be designated Series F Convertible Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”) and the issuance of 9,000 shares of such Series F Preferred Stock to the parties to the May 2018 SPA Amendment, which will be convertible into Common Stock upon receipt of Shareholder Approval.

Certificate of Designation of Series F Preferred Stock

In connection with the May 2018 SPA Amendment, on July 8, 2019, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (the “Series F Certificate of Designation”) establishing and designating the rights, powers and preferences of the Series F Preferred Stock. The Company designated 9,000 shares of Series F Preferred Stock.

Certificate of Elimination of Series B Preferred Stock

On July 8, 2019, the Company filed a Certificate of Elimination of Shares of Series B Preferred Stock (the “Certificate of Elimination”) to the Company’s amended and restated certificate of incorporation. The Certificate of Elimination reduced, pursuant to Section 151(g) of the Delaware General Corporation Law, the number of authorized shares of Series B Convertible Preferred Stock of the Company, par value $0.01 per share (the “Series B Preferred Stock”) from 1,609,167 shares of Series B Preferred Stock to zero shares of Series B Preferred Stock, the number of shares of Series B Preferred Stock issued and outstanding as of July 8, 2019. Pursuant to the provisions of Section 151(g) of the Delaware General Corporation Law, the 1,609,167 authorized shares of Series B Preferred Stock eliminated pursuant to the reduction return to the available undesignated preferred stock of the Company and may be re-designated into another series of preferred stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to XpresSpa Group, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

On January 5, 2018, we changed our name to XpresSpa Group, Inc. (“XpresSpa Group” or the “Company”) from FORM Holdings Corp. Rebranding to XpresSpa Group in January 2018 aligned our corporate strategy to build a pure-play health and wellness services company, which we commenced following our acquisition of XpresSpa Holdings, LLC (“XpresSpa”) on December 23, 2016.

As a result of the transition to a pure-play health and wellness services company, we currently have one operating segment that is also our sole reporting unit, XpresSpa, a leading airport retailer of spa services. XpresSpa is a well-recognized airport spa brand with 54 locations, consisting of 49 domestic and 5 international locations as of June 30, 2019. XpresSpa offers travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. For the six-month period ended June 30, 2019 and 2018, XpresSpa generated $25,138 and $25,638 of revenue, respectively. For the six-month period ended June 30, 2019, approximately 81% of XpresSpa’s total revenue was generated by services, primarily massage and nailcare, 14% was generated by retail products, primarily travel accessories and 5% was royalty revenue.

Recent Developments

Calm Private Placement

On July 8, 2019, the Company entered into a securities purchase agreement (the “Calm Purchase Agreement”) with Calm.com, Inc. (“Calm”) pursuant to which the Company agreed to sell (i) an aggregate principal amount of $2,500 in 5.00% unsecured convertible Notes due 2022 (the “Calm Notes”), which will be convertible into shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”) and (ii) warrants to purchase 937,500 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an exercise price of $2.00 per share (the “Calm Warrants”) (collectively, the “Calm Private Placement”).

The Company received $2,500 in gross proceeds from the Calm Private Placement.

Notes and Warrants

The Calm Notes are the unsecured subordinated obligations of the Company. Unless earlier converted or redeemed, the Calm Notes will mature on May 31, 2022. The Calm Notes bear interest at a rate of 5% per annum, subject to increase in the event of default to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Calm Notes are convertible at any time until the Calm Notes are no longer outstanding, in whole or in part, at the option of Calm into shares of Series E Preferred Stock at a conversion price equal to $3.10 per share, except that no shares of Series E Preferred Stock may be issued as payment of interest or in connection with anti-dilution protection or voluntary reduction of the conversion price until receipt of Shareholder Approval. Interest on the Calm Notes is payable in arrears beginning on the last day of each February, May, August and November during the period beginning on the original issuance date and ending on, and including, the maturity date, when all amounts outstanding under the Calm Notes become due and payable in cash. The Company may elect to pay interest in cash, shares of Series E Preferred Stock or a combination thereof.

The Calm Warrants entitle Calm to purchase an aggregate of 937,500 shares of Common Stock. The Calm Warrants are exercisable beginning six months from the date of issuance, have a term of five years and feature an exercise price equal to $2.00 per share.

Calm Collaboration Agreement

On July 8, 2019, the Company entered into an Amended and Restated Product Sale and Marketing Agreement with Calm (the “Amended and Restated Collaboration Agreement”), which replaced the parties’ previous Product Sale and Marketing Agreement, dated as of November 12, 2018. The Amended and Restated Collaboration Agreement primarily relates to the display, marketing, promotion, offer for sale and sale of Calm’s products in each of the Company’s branded stores throughout the United States. The Amended and Restated Collaboration Agreement will remain in effect until July 31, 2021, unless terminated earlier in accordance with the Amended and Restated Collaboration Agreement, and automatically renews for successive terms of six months unless either party provides written notice of termination no later than thirty days prior to any such automatic renewal of the Amended and Restated Collaboration Agreement.

Amendment to Certificate of Designation of Series E Convertible Preferred Stock

On July 8, 2019, the Company filed a certificate of amendment to the Certificate of Designation of Series E Convertible Preferred Stock (the “Series E COD Amendment”) with the State of Delaware to (i) increase the number of authorized shares of Series E Preferred to 2,397,060 and (ii) upon receipt of Shareholder Approval, reduce the conversion price to $2.00. The Series E COD Amendment was approved by the Board of Directors of the Company. The Company intends to seek Shareholder Approval of the Series E COD Amendment.

B3D Transaction

On July 8, 2019, the Company entered into a fourth amendment (the “Credit Agreement Amendment”) to its existing Credit Agreement with B3D, LLC (“B3D”) in order to, among other provisions, (i) extend the maturity date to May 31, 2021, (ii) reduce the applicable interest rate to 9.0%, and (iii) amend and restate the Senior Secured Note in order to increase the principal amount owed to B3D to $7.0 million, which principal and any interest accrued thereon will be convertible, at B3D’s option, into Common Stock subject to receipt of Shareholder Approval (the “B3D Note”) (together, the “B3D Transaction”).

B3D Notes

The B3D Notes are the senior secured obligations of the Company, secured by the personal property of the Company and its subsidiaries. Unless earlier converted or redeemed, the B3D Notes will mature on May 31, 2021. The B3D Notes bear interest at a rate of 9.00% per annum, calculated on a monthly basis. Interest only is payable in arrears on the last business date of each month (the “Monthly Interest”). Notwithstanding the foregoing, until the earlier of (i) ninety days from the date of the Credit Agreement Amendment or (ii) the date upon which Shareholder Approval is received (the “Interest Deferment Date”), the Monthly Interest will continue to accrue, will be compounded monthly, and all unpaid amounts thereof will be due and payable on the Interest Deferment Date. At the option of the Company, all or any portion of the Monthly Interest that is payable (i) on the Interest Deferment Date or (ii) after the Interest Deferment Date, but not more than twenty-one days and not less than five trading days prior to the date on which each payment of Monthly Interest is due, may be paid in shares of Common Stock. At any time after receipt of Shareholder Approval until the B3D Notes are no longer outstanding, all or any portion of the outstanding principal amount of the B3D Notes, plus any accrued and unpaid interest thereon, shall be convertible into Common Stock at the option of B3D at a conversion price equal to $2.00 per share.

Series D Amendment and December 2016 Warrant Amendment

Amendment to Certificate of Designation of Series D Convertible Preferred Stock

On July 8, 2019, the Company filed a certificate of amendment to the Certificate of Designation of Series D Convertible Preferred Stock (the “Series D COD Amendment”) with the State of Delaware to, upon receipt of Shareholder Approval, reduce the conversion price to $2.00 and provide for automatic conversion of the Series D Convertible Preferred Stock into shares of Common Stock. The Series D COD Amendment was approved by the Company Board. The Company intends to seek Shareholder Approval of the Series D COD Amendment.

December 2016 Warrant Amendment

On July 8, 2019, the Company entered into an amendment to certain outstanding warrants issued in December 2016 to the holders of its Series D Convertible Preferred Stock (the “December 2016 Warrant Amendment”) to provide for (i) a reduction in the exercise price to $2.00, (ii) certain anti-dilution price protection and (iii) voluntary reduction of the exercise price by the Company in its discretion. The Company intends to seek Shareholder Approval in connection with the December 2016 Warrant Amendment.

May 2018 SPA Amendment, Series F Preferred Stock and Series B Preferred Stock

May 2018 SPA Amendment

On July 8, 2019, the Company entered into an amendment (the “May 2018 SPA Amendment”) to that certain Securities Purchase Agreement, dated as of May 15, 2018, by and between the Company and the purchasers party thereto (the “May 2018 SPA”), to provide for, among other provisions, (i) an update to certain definitions, including the definition of an “Exempt Issuance,” (ii) the waiver of certain provisions regarding restrictions on subsequent equity sales and participation in subsequent financings, and the removal of certain such provisions upon receipt of Shareholder Approval, (iii) the amendment to certain provisions of the Class A Warrants issued pursuant to the May 2018 SPA to modify certain provisions in connection with a Notice Failure (as such term is defined in the Class A Warrants), and to reduce the exercise price of the Class A Warrants issuable pursuant to anti-dilution price protection contained in such Class A Warrants to $2.00 per share following receipt of Shareholder Approval (iv) the cancellation of all outstanding Class B Warrants and (v) the establishment of a new class of preferred stock, to be designated Series F Convertible Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”) and the issuance of 9,000 shares of such Series F Preferred Stock to the parties to the May 2018 SPA Amendment, which will be convertible into Common Stock upon receipt of Shareholder Approval.

Certificate of Designation of Series F Preferred Stock

In connection with the May 2018 SPA Amendment, on July 8, 2019, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (the “Series F Certificate of Designation”) establishing and designating the rights, powers and preferences of the Series F Preferred Stock. The Company designated 9,000 shares of Series F Preferred Stock.

Certificate of Elimination of Series B Preferred Stock

On July 8, 2019, the Company filed a Certificate of Elimination of Shares of Series B Preferred Stock (the “Certificate of Elimination”) to the Company’s amended and restated certificate of incorporation. The Certificate of Elimination reduced, pursuant to Section 151(g) of the Delaware General Corporation Law, the number of authorized shares of Series B Convertible Preferred Stock of the Company, par value $0.01 per share (the “Series B Preferred Stock”) from 1,609,167 shares of Series B Preferred Stock to zero shares of Series B Preferred Stock, the number of shares of Series B Preferred Stock issued and outstanding as of July 8, 2019. Pursuant to the provisions of Section 151(g) of the Delaware General Corporation Law, the 1,609,167 authorized shares of Series B Preferred Stock eliminated pursuant to the reduction return to the available undesignated preferred stock of the Company and may be re-designated into another series of preferred stock.

 Liquidity and Going Concern

As of June 30, 2019, we had approximately $2,259 of cash and cash equivalents, total current assets of $3,819, total current liabilities of $8,451 and a working capital deficiency of $4,632. The $2,500 capital infusion from Calm on July 8, 2019 increased our cash balance by $2,500 and reduced working capital deficiency by $2,500.

We have aggressively reduced operating and overhead expenses and generated positive cash flows from continuing operations of $244 for the six months ended June 30, 2019 compared to a cash loss from continuing operations of $5,061 for the six months ended June 30, 2018.  While we continue to focus on our overall profitability, we expect to incur net losses in the foreseeable future. As discussed above in our Annual Report on Form 10-K, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2018 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. The receipt of this explanatory paragraph with respect to our financial statements for the year ended December 31, 2018 resulted in a breach of a covenant under the Senior Secured Note. No investor provided notice to the Company electing to exercise its right to accelerate payment. We have since renegotiated the terms of the Convertible Notes. (See Note 16 “Subsequent Events”).

On June 27, 2019, the Company entered into the Third Amendment Agreement to the Convertible Notes (the “Third Amendment”) with the intention of inducing the holders of the Convertible Notes to convert into Common Stock. To induce the holders to convert, the Third Amendment reduced the conversion price of the Convertible Notes to Common Stock from $12.40 per share to $2.48 per share. As a result of the reduction in the conversion price of the Notes and the associated May 2018 Class A Warrants from $12.40 per share to $2.48 per share on June 27, 2019, the Company recorded a debt conversion expense of $1,547 to account for the additional consideration paid over what was agreed to in the original Convertible Note agreement. The expense was recorded in “Other non-operating income (expense), net” in the consolidated statements of operations and comprehensive loss in the quarter and year to date periods ended June 30, 2019. Some Note holders converted their remaining outstanding principal balances plus accrued interest into 586,359 shares of Common Stock. Any Note holders who did not convert to Common Stock had their Convertible Notes converted into 356,772 Class A Warrants (the “June 2019 Class A Warrants”). The June 2019 Class A Warrants have an exercise price of $0.01 and are otherwise identical in form and substance to the Company's existing May 2018 Class A Warrants. The Company had an independent third party perform an appraisal of the June 2019 Class A Warrants as of June 30, 2019. The June 2019 Class A Warrants were assigned an appraised value of $689. The value of the June 2019 Class A Warrants was recorded as a derivative liability on the consolidated balance sheet and will be marked to market at the end of each quarter. The expense of $689 is included in “Other non-operating income (expense), net” in the consolidated condensed statements of operations and comprehensive loss in the quarter and year to date periods ended June 30, 2019.

We have taken actions to improve our overall cash position and access to liquidity. We continue to execute our strategies to expand and explore strategic partnerships, right-size our corporate structure, and streamline our operations. We expect that the actions taken will enhance our liquidity and financial stability and expect that these actions will be executed in alignment with the anticipated timing of our future liquidity needs. There can be no assurance, however, that any such opportunities will materialize.

Our historical operating results indicate that there is substantial doubt related to the Company's ability to continue as a going concern. We believe it is probable that the actions discussed have successfully mitigated the substantial doubt raised by our historical operating results and will satisfy our liquidity in the short term. However, we cannot reasonably predict with any certainty that the results of our actions will generate the expected liquidity required to satisfy our long-term liquidity needs.

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

CEO Transition

On February 8, 2019, Edward Jankowski resigned as our Chief Executive Officer and as a director. Mr. Jankowski’s resignation was not as a result of any disagreement on any matters related to our operations, policies or practices. Mr. Jankowski is receiving termination benefits including $375 payable in equal installments over a twelve-month term which commenced on February 13, 2019 and COBRA continuation coverage paid in full for up to a maximum of twelve months.

Effective as of February 11, 2019, Douglas Satzman was appointed by our board of directors as our Chief Executive Officer and as a director. filling the position vacated by Mr. Jankowski.

Dispositions

On October 20, 2017, we sold FLI Charge to a group of private investors and FLI Charge management, who now own and operate FLI Charge. In February 2019, we entered into an agreement to release FLI Charge’s obligation to pay any royalties on FLI Charge’s perpetual gross revenues with regard to conductive wireless charging, power, or accessories, and to cancel its warrants exercisable in FLI Charge in exchange for cash proceeds of $1,100 which were received in full on February 15, 2019.

In March 2018, we completed the sale of Group Mobile Int’l LLC (“Group Mobile”). The results of operations for Group Mobile are presented in the consolidated condensed statements of operations and comprehensive loss as “Loss from discontinued operations, net of income taxes”. The carrying amounts of assets and liabilities belonging to Group Mobile as of June 30,2019 and December 31, 2018 are presented in the consolidated condensed balance sheets as “Assets held for disposal” and “Liabilities held for disposal”.

Collaboration Agreement

On November 12, 2018, we entered into a Product Sale and Marketing Agreement (the “Collaboration Agreement”) with Calm primarily related to the display, marketing, promotion, offer for sale and sale of Calm’s products in each of our branded stores throughout the United States.

On July 8, 2019, we entered into an Amended and Restated Product Sale and Marketing Agreement with Calm (the “Amended and Restated Collaboration Agreement”), which replaced the previous Collaboration Agreement. The Amended and Restated Collaboration Agreement primarily relates to the display, marketing, promotion, offer for sale and sale of Calm’s products in each of XpresSpa’s stores. The Amended and Restated Collaboration Agreement shall remain in effect until July 31, 2021, unless terminated earlier in accordance with the Amended and Restated Collaboration Agreement, and automatically renews for successive terms of six months unless either party provides written notice of termination no later than thirty days prior to any such automatic renewal of the Amended and Restated Collaboration Agreement.

Our Strategy and Outlook

XpresSpa regularly measures comparable store sales, which it defines as current period sales from stores opened more than 12 months compared to those same stores’ sales in the prior year period (“Comp Store Sales”). The measurement of Comp Store Sales on a daily, weekly, monthly, quarterly and year-to-date basis provides an additional perspective on XpresSpa’s total sales growth when considering the influence of new unit contribution. Revenue from Comp and Non-Comp Store sales is presented below:

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018			% Inc/(Dec)
	Comp Store	Non-Comp Store	Total	Comp Store	Non-Comp Store	Total	Comp Store
Products and Services	$23,301	$653	$23,954	$22,976	$1,862	$24,838	1.4%

Comp Store Sales increased 1.4% during the six months ended June 30, 2019 as compared to the same period in 2018. XpresSpa had 54 open locations during the first half of 2019 and 57 open locations during the first half of 2018. Comp Store sales increased despite having 3 fewer stores open primarily due to an increase in the average ticket per transaction and by fixing retail supplier issues and upselling services.

We plan to grow XpresSpa by continuing to focus on spa-level productivity and leveraging retail partnerships to increase units per transaction, which will contribute to the growth of the Comp Store Sales and through the opening of new locations.

Q2 2019 Adjusted EBITDA (loss)

We use GAAP and non-GAAP measurements to assess the trends in our business, including Adjusted EBITDA, a non-GAAP measure, which we define as earnings before interest, tax, depreciation and amortization expense, excluding merger and acquisition costs, integration and other one-time costs and stock-based compensation.

Adjusted EBITDA is a supplemental measure of financial performance that is not required by or presented in accordance with GAAP. Reconciliations of operating loss from continuing operations for the three and six-month periods ended June 30, 2019 and June 30, 2018 to Adjusted EBITDA (loss) are presented in the tables below.

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

Q2 2019 Adjusted EBITDA (loss)

(amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues
Products and services revenue	$12,908	$13,038	$23,954	$24,838
Other	—	—	1,184	800
Total Revenues	12,908	13,038	25,138	25,638

Cost of sales
Labor	(5,888)	(6,490)	(11,665)	(12,700)
Occupancy	(2,052)	(2,160)	(3,917)	(4,220)
Products and other operating costs	(1,913)	(1,709)	(3,369)	(3,216)
Total cost of sales	(9,853)	(10,359)	(18,951)	(20,136)

Depreciation, amortization and impairment
Depreciation and amortization	(1,579)	(1,843)	(3,228)	(3,496)
Impairment of fixed assets	(830)	—	(830)	—
Impairment of goodwill	—	—	—	(19,630)
Total depreciation, amortization and impairment	(2,409)	(1,843)	(4,058)	(23,126)

Total general and administrative expense	(2,496)	(3,904)	(6,096)	(8,500)

Loss from continuing operations	(1,850)	(3,068)	(3,967)	(26,124)

Interest expense	(661)	(405)	(1,272)	(588)
Other non-operating income (expense), net	(3,551)	589	(3,656)	499

Loss from continuing operations before income taxes	(6,062)	(2,884)	(8,895)	(26,213)
Income tax (expense) benefit	(31)	48	(42)	132
Loss from continuing operations	(6,093)	(2,836)	(8,937)	(26,081)
Loss from discontinued operations, net of income taxes	—	(510)	—	(1,115)
Net loss	(6,093)	(3,346)	(8,937)	(27,196)
Net income attributable to noncontrolling interests	(245)	(177)	(374)	(260)
Net loss attributable to common shareholders	$(6,338)	$(3,523)	$(9,311)	$(27,456)

Operating loss from continuing operations	$(1,850)	$(3,068)	$(3,967)	$(26,124)
Add back:
Depreciation, amortization and impairment	2,409	1,843	4,058	3,496
Goodwill impairment	—	—	—	19,630
Merger and acquisition, integration, and one-time costs	—	605	—	605
Stock-based compensation expense	127	259	231	571
Less:
Net income attributable to noncontrolling interests	(245)	(177)	(374)	(260)

Adjusted EBITDA (loss)	$441	$(538)	$(52)	$(2,082)

Results of Operations

Revenue

We recognize revenue from the sale of XpresSpa services when they are rendered at our stores and from the sale of products at the time goods are purchased at our stores or online (usually by credit card), net of discounts and applicable sales taxes. Revenues from the XpresSpa wholesale and e-commerce businesses are recorded at the time goods are shipped. Other revenue relates to one-time intellectual property licenses as well as the sale of certain of our intellectual property. Revenue from patent licensing is recognized when we transfer promised intellectual property rights to purchasers in an amount that reflects the consideration to which we expect to be entitled in exchange for those intellectual property rights.

Cost of sales

Cost of sales consists of store-level costs. Store-level costs include all costs that are directly attributable to the store operations, primarily payroll and related benefit costs for store personnel and rent and occupancy costs.

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

Other non-operating income (expense), net

Other non-operating income (expense),net includes transaction gains (losses) from foreign exchange rate differences, impairments of cost method investments not related to our primary line of business, bank charges, deposits, interest related to outstanding debt, as well as fair value adjustments related to our derivative warrant liabilities. The value of these derivative warrant liabilities is influenced by assumptions used in its valuation, as well as by our stock price as of the period end (revaluation date).

Three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018

Revenue

	Three months ended June 30,
	2019	2018	Inc/(Dec)
Revenue	$12,908	$13,038	$(130)

The decrease in revenue of $130 or 1% was primarily due the decrease in the number of spas open during the three months ended June 30, 2019 (54 spas) as compared to the comparable period in 2018 (57 spas).

Cost of sales

	Three months ended June 30,
	2019	2018	Inc/(Dec)
Cost of sales	$9,853	$10,359	$(506)

Cost of sales decreased $506 or 4.9%. The overall decrease in cost of sales is consistent with initiatives taken by management to streamline processes and reduce store-level costs which included an emphasis on increased productivity of spa personnel and reduced warehousing and shipping charges.

Cost of sales is expected to grow over time as our revenues increase. We expect that total cost of sales as a percentage of revenues will decline gradually over time as a result of the store-level performance improvements which we continue to prioritize.

Depreciation, and amortization

	Three months ended June 30,
	2019	2018	Inc/(Dec)
Depreciation and amortization	$1,579	$1,843	$(264)

The decrease of $264 or 14.3% is primarily due to overall three fewer locations in the current three-month period versus the prior year. Fewer locations result in lower amortization of leasehold improvements.

Impairment of fixed assets

	Three months ended June 30,
	2019	2018	Inc/(Dec)
Impairment of fixed assets	$830	$—	$830

In July 2019, the lease for our location in the World Trade Center in New York was terminated. As a result, the Company assessed all assets (primarily leasehold improvements) for impairment. This resulted in a charge of approximately $620, which reduced the asset carrying value in the consolidated condensed balance sheet as of June 30, 2019 to zero.

The remainder of the balance of $210 represents the write-off of work in progress related to the opening of new spas that were started but ultimately deemed not viable.

General and administrative

	Three months ended June 30,
	2019	2018	Inc/(Dec)
General and administrative	$2,496	$3,904	$(1,408)

The decrease of $1,408 or 36.1% is primarily due to a reduction of higher paid executive management personnel salaries and benefits of approximately $1,500.

Other non-operating income(expense), net

	Three months ended June 30,
	2019	2018	Inc/(Dec)
Other non-operating income (expense), net	$(3,551)	$589	$(4,140)

Included in other non-operating income (expense), net for the three months ended June 30, 2019 is debt conversion expense of $1,547 related to the conversion of the Company’s Convertible Notes into Common Stock in June 2019. Also included in non-operating income (expense) in the second quarter of 2019, the Company recorded an impairment in its investment in Route1 of $1,141, due to an under performance of operating results.

The Company also recorded a charge of $689 relating to the issuance of the June 2019 Class A Warrants, partially offset by a reduction in the fair value of the May 2018 Class A Warrant liabilities as compared to a gain on the revaluation of the May 2018 Class A Warrants of $898 in the prior year comparable period. See Note 16 to the consolidated condensed financial statements for additional information.

Also, the 2018 balance includes a $107 loss on impairment related to a cost method investment.

Interest expense

	Three months ended June 30,
	2019	2018	Inc/(Dec)
Interest expense	$(661)	$(405)	$256

Interest expense increased $256 or 63.2% due primarily to a full three months of interest expense recorded in the 2019 period on the Company’s Convertible Notes while only two months of expense was recorded in 2018 as the Convertible Notes were issued in May 2018. The Company also expensed the remaining balance of deferred financing costs associated with the Convertible Notes of approximately $135 during the current period as a result of the conversion of the notes in June 2019.

Six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018

Revenue

	Six months ended June 30,
	2019	2018	Inc/(Dec)
Revenue	$25,138	$25,638	$(500)

During the six-month period ended June 30, 2019, total revenue decreased $500 or 2.0% compared to the six-month period ended June 30, 2018, primarily due to the decrease in the number of spas open during the six months ended June 30, 2019 (54 spas) as compared to the comparable period in 2018 (57 spas).

Cost of sales

	Six months ended June 30,
	2019	2018	Inc/(Dec)
Cost of sales	$18,951	$20,136	$(1,185)

During the six-month period ended June 30, 2019, total cost of sales decreased $1,185 or 5.9% compared to the six-month period ended June 30, 2018. This is due to the decrease in revenue and the impact of initiatives taken by management to streamline processes and reduce store-level costs which included reduced warehousing and shipping charges.

Cost of sales is expected to grow over time as our revenues increase. We expect that total cost of sales as a percentage of revenues will decline gradually over time as a result of the store-level performance improvements which we continue to prioritize.

Depreciation, and amortization

	Six months ended June 30,
	2019	2018	Inc/(Dec)
Depreciation and amortization	$3,228	$3,496	$(268)

During the six-month period ended June 30, 2019, depreciation and amortization expense decreased $268 or 7.7% due primarily to three fewer locations open during the six-month period ended June 30, 2019 versus the comparable prior year period. Fewer locations result in lower amortization of leasehold improvements.

Impairment of fixed assets

	Six months ended June 30,
	2019	2018	Inc/(Dec)
Impairment of fixed asset	$830	$—	$830

In July 2019, the lease for our location in the World Trade Center in New York was terminated. As a result, the Company assessed all assets (primarily leasehold improvements) for impairment. This resulted in a charge of approximately $620.

The remainder of the balance of $210 represents the write-off of work in progress related to the opening of new spas that was started but ultimately deemed not viable.

Impairment of goodwill

	Six months ended June 30,
	2019	2018	Inc/(Dec)
Impairment of goodwill	$—	$19,630	$(19,630)

During the first quarter of fiscal year 2018, our stock price declined from an opening price of $1.36 on January 2, 2018 to $0.72 on March 29, 2018. Subsequently, on April 19, 2018, we entered into a separation agreement with our Chief Executive Officer regarding his resignation as Chief Executive Officer and Director. These events were identified by our management as triggering events requiring that goodwill be tested for impairment as of March 31, 2018.  As the stock price had not rebounded, we determined that the impairment related to the three-month period ended March 31, 2018. We performed testing on the estimated fair value of goodwill and, as a result, we recorded an impairment charge of $19,630 to reduce the carrying value of goodwill to its fair value, which was determined to be zero. The impairment to goodwill was a result of the structural changes to the Company, including completion of the transition from a holding company to a pure-play health and wellness company, the change in Chief Executive Officer and the reduction in our stock price

General and administrative

	Six months ended June 30,
	2019	2018	Inc/(Dec)
General and administrative	$6,096	$8,500	$(2,404)

During the six-month period ended June 30, 2019, general and administrative expenses decreased by $2,404 or 28.3% compared to the six-month period ended June 30, 2018. This decrease is due primarily to a reduction of higher paid executive management personnel salaries and benefits of approximately $1,500, an overall reduction in corporate overhead expenses and lower professional fees compared to the 2018 period where we incurred professional fees related to the sale of the Company’s Group Mobile division in March 2018.

Interest expense

	Six months ended June 30,
	2019	2018	Inc/(Dec)
Interest expense	$1,272	$588	$684

Interest expenses increased $684 or 116.3% due primarily to a full six months of interest expense recorded in the 2019 period on our Convertible Notes while only two months of expense was recorded 2018 as the Convertible Notes were issued in May 2018. We also expensed the remaining balance of deferred financing costs associated with the Convertible Notes of approximately $135 in 2019 as a result of the conversion of the notes in June 2019.

Other non-operating income (expense), net

	Six months ended June 30,
	2019	2018	Inc/(Dec)
Other non-operating income (expense), net	$(3,656)	$499	$(4,155)

Included in other non-operating income (expense), net for the six months ended June 30, 2019 is debt conversion expense of approximately $1,547 recorded to account for the additional consideration paid as a result of the reduction in conversion price of the Convertible Notes. See Note 16 to the consolidated condensed financial statements for additional information. Also included in other non-operating income (expense), net in the second quarter of 2019, is an impairment our investment in Route1 of $1,141, due to an under performance of Route1’s operating results. We also recorded a charge of $689 relating to the issuance of the June 2019 Class A Warrants, partially offset by a reduction in the fair value of the May 2018 Class A Warrant liabilities as compared to a gain on the revaluation of the May 2018 Class A Warrants of $898 in the prior year comparable period.

Also, the 2018 balance includes a $107 loss on impairment related to a cost method investment.

Discontinued Operations

In March 2018, we completed the sale of Group Mobile, previously part of our technology operating segment. The results of operations for Group Mobile are presented in the consolidated condensed statements of operations and comprehensive loss as “Loss from discontinued operations, net of income taxes” which totaled $510 and $1,115 for the three and six months ended June 30, 2018, respectively.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for the renovation of our current XpresSpa locations and for new locations. As of June 30, 2019, we had cash and cash equivalents of $2,259. We hold $1,269 of our cash and cash equivalents balance in overseas bank accounts. If we were to distribute the amounts held overseas, we would need to follow an approval and distribution process as it is defined in our operating and partnership agreements, which may delay and/or reduce the availability of cash to us. Our total cash and cash equivalents balance decreased $1,144 from $3,403 as of December 31, 2018, primarily due to capital expenditures during the six-month period, distributions to noncontrolling investees and debt service payments.

As a result of the refinancing transactions discussion in the Overview section above and disclosed in the footnotes to the consolidated condensed financial statements and the debt and equity financing transactions executed on June 27, 2019, the working capital deficiency was reduced from $10,899 as of December 31, 2018 to $4,632 as of June 30, 2019.

On July 8, 2019, we received an additional capital infusion from Calm.com, Inc. of $2,500 in 5.00% unsecured convertible notes (the "Calm Note") due May 31, 2022. This increased our cash balance by $2,500 and reduced our working capital deficiency by $2,500.

We expect to utilize our cash and cash equivalents, along with cash flows from operations, to provide capital to support the growth of our business, primarily through opening new XpresSpa locations, maintaining our existing XpresSpa locations and supporting corporate functions.

We have taken actions to cure any defaults under our debt agreements, improve our overall cash position and access to liquidity. We continue to expand and explore strategic partnerships, right-size our corporate structure, and streamline our operations. We expect that the actions taken to date will enhance our liquidity and financial stability and expect that these actions will be executed in alignment with the anticipated timing of our liquidity needs. There can be no assurance, however, that any such opportunities will materialize.

Our historical operating results indicate that there is substantial doubt related to the Company's ability to continue as a going concern. We believe it is probable that the actions discussed above have successfully mitigated the substantial doubt raised by our historical operating results and will satisfy our liquidity needs in the short term, however, we cannot reasonably predict with any certainty that the results of our planned actions will generate the expected liquidity required to satisfy our liquidity needs for the long-term.

If we continue to experience operating losses, and we are not able to generate additional liquidity through some other actions, while not expected, we may not be able to access additional funds and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business.

Critical Accounting Policies

These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on April 1, 2019, as subsequently amended on April 30, 2019, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

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

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding legal proceedings, see Note 15 “Commitments and Contingencies” in our notes to the consolidated financial statements included in “Item 1. Financial Statements.”

Item 1A.	Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 27, 2019, the Company entered into a third amendment (the “Secured Convertible Notes Amendment”) to its outstanding Secured Convertible Notes due November 17, 2019 (the “Secured Convertible Notes”). Pursuant to the terms of the Secured Convertible Notes Amendment, the holders of the Secured Convertible Notes agreed to voluntarily convert all outstanding principal and interest on the Secured Convertible Notes no later than June 28, 2019 at a reduced conversion price equal to $2.48 per share of common stock, par value $0.01 per share (the “Common Stock”). Certain Note holders converted their remaining outstanding principal balances plus accrued interest into an aggregate of 585,660 shares of Common Stock. Certain Note holders who did not convert their Notes into Common Stock had their Notes automatically converted into Class A Warrants (the “June 2019 Class A Warrants”).  The June 2019 Class A Warrants were converted into 354,502 shares of Common Stock in July 2019.  Certain shares of Common Stock issued in connection with the Secured Convertible Notes Amendment were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

4.1	Form of Third Amendment to Secured Convertible Notes, dated as of June 27, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2019).

10.1	Form of First Amendment to Warrant to Purchase Common Stock, dated as of May 16, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2019).

10.2	Form of Second Amendment to Warrant to Purchase Common Stock, dated as of June 17, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2019).

31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act, Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herein.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XpresSpa Group, Inc.

Date:	August 14, 2019	By:	/s/ Douglas Satzman
Douglas Satzman
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

