Form 10-Q
period 2019-09-30
XpresSpa Group, Inc.
filed 2019-11-14
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 001-34785

XpresSpa Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4988129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

254 West 31st Street, 11th Floor, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code): (212) 309-7549

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	XSPA	The Nasdaq Stock Market LLC

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

As of November 12, 2019, 14,452,664 shares of the registrant’s common stock were outstanding.

XpresSpa Group, Inc. and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2019 (Unaudited)	December 31, 2018
Current assets
Cash and cash equivalents	$2,432	$3,403
Retail inventory	854	782
Other current assets	690	1,574
Total current assets	3,976	5,759
Restricted cash	451	487
Property and equipment, net	9,621	11,795
Intangible assets, net	7,358	9,167
Operating lease right of use assets, net	9,818	—
Other assets	2,494	3,376
Total assets	$33,718	$30,584
Current liabilities
Accounts payable, accrued expenses and other	$7,761	$8,172
Senior secured note	—	6,500
Convertible notes, net	—	1,986
Total current liabilities	7,761	16,658
Senior secured note, net	4,153	—
Convertible note, net	1,046	—
Derivative liabilities	6,088	476
Operating lease liabilities	9,818	—
Other liabilities	315	315
Total liabilities	29,181	17,449
Commitments and contingencies (see Note 16)
Stockholders’ equity *
Series A Convertible Preferred Stock, $0.01 par value per share; 6,968 shares authorized; 6,673 issued and none outstanding	—	—
Series C Junior Preferred Stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	—	—
Series D Convertible Preferred Stock, $0.01 par value per share; 500,000 shares authorized; 480,417 shares issued and 425,750 shares outstanding as of both periods with a liquidation value of $20,436	4	4
Series E Convertible Preferred Stock, $0.01 par value per share, 2,397,060 shares authorized; 967,742 issued and outstanding as of both periods with a liquidation value of $3,000	10	10
Series F Convertible Preferred Stock, $0.01 par value per share, 9,000 shares authorized; 8,996 shares issued and outstanding at September 30, 2019 and none at December 31, 2018 with a liquidation value of $900	—	—
Common Stock, $0.01 par value per share; 150,000,000 shares authorized; 2,918,169 and 1,761,802 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	363	352
Additional paid-in capital	301,601	295,904
Accumulated deficit	(301,068)	(286,913)
Accumulated other comprehensive loss	(360)	(251)
Total stockholders’ equity attributable to common shareholders	550	9,106
Noncontrolling interests	3,987	4,029
Total stockholders’ equity	4,537	13,135
Total liabilities and stockholders’ equity	$33,718	$30,584

*Adjusted, where applicable, to reflect the impact of the 1:20 reverse stock split that became effective on February 22, 2019.

The accompanying notes form an integral part of these consolidated condensed financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue
Services	$10,230	$10,391	$30,704	$31,220
Products	2,301	2,531	5,781	6,540
Other	—	—	1,184	800
Total revenue	12,531	12,922	37,669	38,560
Cost of sales
Labor	5,842	5,997	17,507	18,697
Occupancy	1,894	1,996	5,811	6,216
Products and other operating costs	1,953	1,992	5,322	5,208
Total cost of sales	9,689	9,985	28,640	30,121
General and administrative	3,108	3,943	9,204	12,443
Depreciation and amortization	1,464	1,879	4,692	5,375
Impairment of assets	106	—	936	—
Impairment of goodwill	—	—	—	19,630
Total operating expenses	14,367	15,807	43,472	67,569
Operating loss from continuing operations	(1,836)	(2,885)	(5,803)	(29,009)
Interest expense	(780)	(624)	(2,052)	(1,212)
Other non-operating income (expense), net	(2,161)	378	(5,817)	877
Loss from continuing operations before income taxes	(4,777)	(3,131)	(13,672)	(29,344)
Income tax benefit	143	66	101	198
Loss from continuing operations after income taxes	(4,634)	(3,065)	(13,571)	(29,146)
Loss from discontinued operations, net of income taxes	—	—	—	(1,115)
Net loss	(4,634)	(3,065)	(13,571)	(30,261)
Net income attributable to noncontrolling interests	(210)	(122)	(584)	(382)
Net loss attributable to common shareholders	$(4,844)	$(3,187)	$(14,155)	$(30,643)
Loss from continuing operations	$(4,634)	$(3,065)	$(13,571)	$(29,146)
Other comprehensive income (loss) from continuing operations	82	(3)	(109)	(205)
Comprehensive loss from continuing operations	(4,552)	(3,068)	(13,680)	(29,351)
Comprehensive loss from discontinued operations	—	—	—	(1,115)
Comprehensive loss	$(4,552)	$(3,068)	$(13,680)	$(30,466)
Loss per share attributable to common shareholders
Loss per share from continuing operations	$(1.68)	$(2.25)	$(6.33)	$(21.66)
Loss per share from discontinued operations	—	—	—	(.82)
Basic and diluted net loss per common share	$(1.68)	$(2.25)	$(6.33)	$(22.48)
Weighted-average number of shares outstanding during the period*:
Basic	2,875,501	1,417,614	2,236,323	1,363,440
Diluted	2,875,501	1,417,614	2,236,323	1,363,440

*Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on February 22, 2019.

The accompanying notes form an integral part of these consolidated condensed financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Preferred stock	Common stock	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Company equity	Non- controlling interests	Total equity
December 31, 2018	$14	$352	$295,904	$(286,913)	$(251)	$9,106	$4,029	$13,135
Issuance of common stock for repayment of debt and interest	—	2	815	—	—	817	—	817
Stock-based compensation	—	—	104	—	—	104	—	104
Net income (loss) for the period	—	—	—	(2,973)	—	(2,973)	129	(2,844)
Foreign currency translation	—	—	—	—	(21)	(21)	—	(21)
Distributions to noncontrolling interests	—	—	—	—	—	—	(166)	(166)
March 31, 2019	14	354	296,823	(289,886)	(272)	7,033	3,992	11,025
Conversion of senior notes and warrants into common shares	—	6	3,488	—	—	3,494	—	3,494
Stock-based compensation	—	—	127	—	—	127	—	127
Foreign currency translation	—	—	—	—	(170)	(170)	—	(170)
Net income (loss) for the period	—	—	—	(6,338)	—	(6,338)	245	(6,093)
Contributions from noncontrolling interests	—	—	—	—	—	—	16	16
Distributions to noncontrolling interests	—	—	—	—	—	—	(174)	(174)
June 30, 2019	14	360	300,438	(296,224)	(442)	4,146	4,079	8,225
Issuance of Series F Preferred Stock	—	—	1,131	—	—	1,131	—	1,131
Stock-based compensation	—	—	35	—	—	35	—	35
Exercise of June 2019 Class A Warrants into common stock	—	3	(3)	—	—	—	—	—
Foreign currency translation	—	—	—	—	82	82	—	82
Net income (loss) for the period	—	—	—	(4,844)	—	(4,844)	210	(4,634)
Distributions to noncontrolling interests	—	—	—	—	—	—	(302)	(302)
September 30, 2019	$14	$363	$301,601	$(301,068)	$(360)	$550	$3,987	$4,537

*Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on February 22, 2019.

The accompanying notes form an integral part of these consolidated condensed financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Preferred stock	Common stock	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Company equity	Non- controlling interests	Total equity
December 31, 2017	$4	$265	$290,396	$(249,708)	$(74)	$40,883	$4,956	$45,839
Vesting of restricted stock units (“RSUs”)	—	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	312	—	—	312	—	312
Net income (loss) for the period	—	—	—	(23,933)	—	(23,933)	83	(23,850)
Foreign currency translation	—	—	—	—	(66)	(66)	—	(66)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(220)	(220)
March 31, 2018	4	266	290,707	(273,641)	(140)	17,196	4,819	22,015
Vesting of restricted stock units (“RSUs”)	—	5	(5)	—	—	—	—	—
Issuance of equity warrants	—	—	64	—	—	64	—	64
Stock-based compensation	—	—	259	—	—	259	—	259
Net income (loss) for the period	—	—	—	(3,523)	—	(3,523)	177	(3,346)
Foreign currency translation	—	—	—	—	(136)	(136)	—	(136)
Contributions from noncontrolling interests	—	—	—	—	—	—	76	76
Distributions to noncontrolling interests	—	—	—	—	—	—	(920)	(920)
June 30, 2018	4	271	291,025	(277,164)	(276)	13,860	4,152	18,012
Stock-based compensation	—	—	194	—	—	194		194
Issuance of common stock for repayment of debt and interest	—	48	770	—	—	818	—	818
Net income (loss) for the period	—	—	—	(3,187)	—	(3,187)	122	(3,065)
Foreign currency translation	—	—	—	—	(3)	(3)		(3)
Contributions from noncontrolling interests	—	—	—	—	—	—	43	43
Distributions to noncontrolling interests	—	—	—	—	—	—	(244)	(244)
September 30, 2018	$4	$319	291,989	(280,351)	(279)	11,682	4,073	15,755

The accompanying notes form an integral part of these consolidated condensed financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(13,571)	$(30,261)
Net loss from discontinued operations	—	(1,115)
Net loss from continuing operations	(13,571)	(29,146)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	4,692	5,375
Issuance of Series F Convertible Preferred Stock	1,131	—
Revaluation of warrants and conversion options	780	(1,541)
Debt conversion expense	1,547	169
Amortization of debt discount and debt issuance costs	955	589
Impairment of assets	936	—
Stock-based compensation	266	765
Impairment of cost method investment	1,188	—
Accretion of interest on notes	476	—
Issuance of warrants	689	64
Impairment of goodwill	—	19,630
Gain on the sale of patents	—	(450)
Changes in assets and liabilities:
(Increase) decrease in inventory	(72)	357
Increase in other current assets and other assets	574	(741)
(Increase) in accounts payable, accrued expenses and other	(373)	(1,095)
Decrease in other liabilities	—	(105)
Net cash used in operating activities – continuing operations	(782)	(6,129)
Net cash provided by operating activities – discontinued operations	—	1,501
Net cash used in operating activities	(782)	(4,628)
Cash flows from investing activities:
Acquisition of property and equipment	(1,641)	(2,682)
Acquisition of software	—	(143)
Proceeds from the sale of patents	—	250
Cash received from payment of note receivable	—	800
Net cash used in investing activities	(1,641)	(1,775)
Cash flows from financing activities:
Issuance of note to Calm	2,500	—
Distributions to noncontrolling interests	(642)	(1,384)
Contributions from noncontrolling interests	16	119
Debt issuance costs	(220)	(320)
Payments on convertible notes	(129)	—
Proceeds from convertible notes and warrants	—	4,350
Net cash provided by financing activities:	1,525	2,765
Effect of exchange rate changes and foreign currency translation	(109)	(205)
Decrease in cash and cash equivalents	(1,007)	(3,843)
Cash and cash equivalents and restricted cash at beginning of period	3,890	6,368
Cash and cash equivalents and restricted cash at end of period	$2,883	$2,525
Cash paid during the period for:
Interest	$628	$580
Income taxes	$35	$—
Non-cash investing and financing transactions:
Addition of right of use assets and liabilities	$9,818	—
Conversion of notes and interest into common stock	$2,728	$—
Increase in note to pay fee to lender	$500	$—
Issuance of common stock to repay $649 of debt and interest	$—	$818
Non-cash acquisition of cost method investment	$—	$2,705
Debt discount related to issuance of convertible notes	$—	$1,962

The accompanying notes form an integral part of these consolidated condensed financial statements.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for share and per share data)

Note 1. General

Overview

On January 5, 2018, the Company changed its name to XpresSpa Group, Inc. (“XpresSpa Group” or the “Parent”) from FORM Holdings Corp. The Company rebranded to XpresSpa Group to align its corporate strategy to build a pure-play health and wellness services company, which commenced following its acquisition of XpresSpa Holdings, LLC (“Holdings” or “XpresSpa”) on December 23, 2016 (XpresSpa Group, Inc. and Holdings consolidated is referred to as the “Company”).

As a result of the transition to a pure-play health and wellness services company, the Company currently has one operating segment that is also its sole reporting unit, XpresSpa, the leading airport retailer of spa services. XpresSpa offers travelers premium spa services, including massage, nail and skin care, as well as spa and travel products.

Basis of Presentation and Principals of Consolidation

The unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The unaudited interim consolidated condensed financial statements for all 2018 periods presented have been derived from the audited financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

Recent Developments

Calm Private Placement

On July 8, 2019, the Company entered into a securities purchase agreement (the “Calm Purchase Agreement”) with Calm.com, Inc. (“Calm”) pursuant to which the Company agreed to sell (i) an aggregate principal amount of $2,500 in an unsecured convertible note due 2022 (the “Calm Note”), which is convertible into shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”) and (ii) warrants to purchase 937,500 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an exercise price of $2.00 per share (the “Calm Warrants”) (collectively, the “Calm Private Placement”).

The Company received $2,500 in gross proceeds from the Calm Private Placement.

Convertible Notes and Warrants

The Calm Note is an unsecured subordinated obligation of the Company. Unless earlier converted or redeemed, the Calm Note will mature on May 31, 2022. The Calm Note bears interest at a rate of 5% per annum, subject to increase in the event of default to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Calm Note is convertible at any time until the Calm Note is no longer outstanding, in whole or in part, at the option of Calm into shares of Series E Preferred Stock at a conversion price equal to $3.10 per share, except that no shares of Series E Preferred Stock could be issued as payment of interest or in connection with anti-dilution protection or voluntary reduction of the conversion price until receipt of shareholder approval, which approval was obtained on October 2, 2019. Interest on the Calm Note is payable in arrears beginning on the last day of each February, May, August and November during the period beginning on the original issuance date and ending on, and including, the maturity date, when all amounts outstanding under the Calm Note becomes due and payable in cash. The Company may elect to pay interest in cash, shares of Series E Preferred Stock or a combination thereof.

The Calm Warrants entitle Calm to purchase an aggregate of 937,500 shares of Common Stock. The Calm Warrants are exercisable beginning six months from the date of issuance, have a term of five years and feature an exercise price equal to $2.00 per share.

See Note 9. “Long-term Notes and Convertible Notes”, for discussion of the accounting for the Calm Private Placement.

Calm Collaboration Agreement

On July 8, 2019, the Company entered into an Amended and Restated Product Sale and Marketing Agreement with Calm (the “Amended and Restated Collaboration Agreement”), which replaced the parties’ previous Product Sale and Marketing Agreement, dated as of November 12, 2018. The Amended and Restated Collaboration Agreement primarily relates to the display, marketing, promotion, offer for sale and sale of Calm’s products in each of the Company’s branded stores worldwide. The Amended and Restated Collaboration Agreement will remain in effect until July 31, 2021, unless terminated earlier in accordance with the Amended and Restated Collaboration Agreement, and automatically renews for successive terms of six months unless either party provides written notice of termination no later than thirty days prior to any such automatic renewal of the Amended and Restated Collaboration Agreement. On October 30, 2019, the Company and Calm entered into an amendment to the Amended and Restated Collaboration Agreement, which provides for the addition of certain Calm branded products, which amendment is attached as Exhibit 10.8 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Amendment to Certificate of Designation of Series E Convertible Preferred Stock

On July 8, 2019, the Company filed a certificate of amendment to the Certificate of Designation of Series E Convertible Preferred Stock (the “Series E COD Amendment”) with the State of Delaware to (i) increase the number of authorized shares of Series E Preferred Stock to 2,397,060 and (ii) upon receipt of Shareholder Approval, reduce the conversion price to $2.00. The Series E COD Amendment was approved by the Board of Directors of the Company and the Company obtained shareholder approval of the Series E COD Amendment on October 2, 2019. See Note 10. “Stockholders’ Equity”.

B3D Transaction and Senior Secured Note

On July 8, 2019, Holdings entered into the fourth amendment (the “Credit Agreement Amendment”) to its existing Credit Agreement with B3D, LLC (“B3D”) (the “Senior Secured Note” or the “B3D Note”) in order to, among other provisions, (i) extend the maturity date to May 31, 2021, (ii) reduce the applicable interest rate to 9.0%, and (iii) to amend and restate certain other provisions relating to its 11.24% Senior Secured Note. As consideration for these and other modifications the principal amount owed to B3D was increased to $7.0 million. Principal and any interest accrued thereon are convertible, at B3D’s option, into Common Stock subject to receipt of shareholder approval, which was obtained on October 2, 2019 ( the “B3D Transaction”).

B3D Note

The B3D Note is a senior secured and guaranteed obligation of Holdings, secured by the personal property of the parent company of Holdings (XpresSpa Group, Inc.) and Holdings’ wholly owned subsidiaries. Unless earlier converted or redeemed, the B3D Note will mature on May 31, 2021. The B3D Note bears interest at a rate of 9.00% per annum, calculated on a monthly basis. Interest only is payable in arrears on the last business date of each month (the "Monthly Interest"). Notwithstanding the foregoing, until the earlier of (i) ninety days from the date of the Credit Agreement Amendment or (ii) the date upon which shareholder approval is received, which approval was obtained on October 2, 2019 (the "Interest Deferment Date"), the Monthly Interest continued to accrue, compounded monthly, and all unpaid amounts thereof became due and payable on the Interest Deferment Date. At the option of Holdings, all or any portion of the Monthly Interest that is payable (i) on the Interest Deferment Date or (ii) after the Interest Deferment Date, but not more than twenty-one days and not less than five trading days prior to the date on which each payment of Monthly Interest is due, may be paid in shares of XpresSpa Group, Inc.’s Common Stock. At any time after receipt of shareholder approval until the B3D Note is no longer outstanding, at the option of B3D, all or any portion of the outstanding principal amount of the B3D Note, plus any accrued and unpaid interest thereon, shall be convertible into XpresSpa Group, Inc.’s Common Stock at a conversion price equal to $2.00 per share.

See Note 9. "Long-term Notes and Convertible Notes", for discussion of the accounting for the B3D Transaction and B3D Note.

On August 22, 2019, the Company entered into an amendment to the B3D Note. Among other provisions, the amendment provided that B3D shall not have the right to convert the B3D Note into shares of Common Stock to the extent that such conversion would cause B3D to beneficially own in excess of the Beneficial Ownership Limitation, initially defined as 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the B3D Note.

Series D Convertible Preferred Stock Amendment and December 2016 Warrant Amendment

Series D Convertible Preferred Stock Amendment

On July 8, 2019, the Company filed a certificate of amendment to the Certificate of Designation of Series D Convertible Preferred Stock (the “Series D COD Amendment”) with the State of Delaware to, upon receipt of shareholder approval, reduce the conversion price to $2.00 and provide for automatic conversion of the Series D Convertible Preferred Stock (the “Series D Preferred Stock”) into shares of Common Stock. The Series D COD Amendment was approved by the Company’s Board and the Company obtained shareholder approval on October 2, 2019.

December 2016 Warrant Amendment

On July 8, 2019, the Company entered into an amendment to certain outstanding warrants issued in December 2016 (the “December 2016 Warrants”) to the holders of its Series D Preferred Stock (the “December 2016 Warrant Amendment”) to provide for (i) a reduction in the price to convert to Common Stock to $2.00, (ii) certain anti-dilution price protection and (iii) voluntary reduction of the conversion price by the Company in its discretion. The Company obtained shareholder approval in connection with the December 2016 Warrant Amendment on October 2, 2019. The December 2016 Warrants were recorded as an equity instrument at December 31, 2016. As such, no adjustment to the consolidated condensed financial statements was made as a result of the change in the conversion price.

May 2018 SPA Amendment, Series F Preferred Stock and Series B Preferred Stock

May 2018 SPA Amendment

On May 15, 2018, in a private placement offering, the Company issued (i) 5% Secured Convertible Notes (the “5% Secured Convertible Notes”) convertible into Common Stock at $12.40 per share, due November 2019, (ii) May 2018 Class A Warrants to purchase 357,863 shares of Common Stock (the “May 2018 Class A Warrants”) and (iii) Class B Warrants to purchase 178,932 shares of Common Stock (the “May 2018 Class B Warrants”).

On July 8, 2019, the Company entered into an amendment (the “May 2018 SPA Amendment”) to its Securities Purchase Agreement, dated as of May 15, 2018, by and between the Company and the purchasers party thereto (the “May 2018 SPA”), to provide for, among other provisions, (i) an update to certain definitions, including the definition of an “Exempt Issuance,” (ii) the waiver of certain provisions regarding restrictions on subsequent equity sales and participation in subsequent financings, (iii) the removal of certain of such provisions upon receipt of shareholder approval (obtained on October 2, 2019), (iv) the amendment to certain provisions of the May 2018 Class A Warrants issued pursuant to the May 2018 SPA to modify certain provisions in connection with a Notice Failure (as such term is defined in the May 2018 Class A Warrants), and the reduction in the exercise price of the May 2018 Class A Warrants issuable pursuant to anti-dilution price protection contained in such May 2018 Class A Warrants to $2.00 per share following receipt of shareholder approval, which approval was obtained on October 2, 2019, (v) the cancellation of all outstanding May 2018 Class B Warrants and (vi) the establishment of a new class of preferred stock, designated Series F Convertible Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”) and the issuance of 8,996 shares of such Series F Preferred Stock to the parties to the May 2018 SPA Amendment, which are convertible into Common Stock upon receipt of shareholder approval, which approval was obtained on October 2, 2019.

Certificate of Designation of Series F Preferred Stock

In connection with the May 2018 SPA Amendment, on July 8, 2019, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (the “Series F Certificate of Designation”) establishing and designating the rights, powers and preferences of the Series F Preferred Stock. The Company designated 9,000 shares of Series F Preferred Stock. The Series F Convertible Preferred Stock was recorded at its fair value on July 8, 2019 of $1,154 (net of issuance costs of approximately $123) in the Company’s consolidated condensed balance sheet as of September 30, 2019. See Note 10. “Stockholders’ Equity” for further discussion.

Certificate of Elimination of Series B Preferred Stock

On July 8, 2019, the Company filed a Certificate of Elimination of Shares of Series B Preferred Stock (the “Certificate of Elimination”) to the Company’s amended and restated certificate of incorporation. The Certificate of Elimination reduced, pursuant to Section 151(g) of the Delaware General Corporation Law, the number of authorized shares of Series B Convertible Preferred Stock of the Company, par value $0.01 per share (the “Series B Preferred Stock”) from 1,609,167 shares to zero shares. Pursuant to the provisions of Section 151(g) of the Delaware General Corporation Law, the 1,609,167 authorized shares of Series B Preferred Stock were eliminated pursuant to the reduction return to the available undesignated preferred stock of the Company and may be re-designated into another series of preferred stock.

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

Liquidity and Going Concern

As of September 30, 2019, the Company had cash and cash equivalents of $2,432, total current assets of $3,976, total current liabilities of $7,761, and a working capital deficiency of $3,785, compared to a working capital deficiency of $10,899 as of December 31, 2018.

The Company is exploring valuable strategic partnerships, right-sizing its corporate structure, and stream-lining spa operations. The Company expects that these actions will be executed in alignment with the anticipated timing of its long-term liquidity needs. There can be no assurance, however, that any such opportunities will materialize.

The Company has also reduced operating expenses with net cash used in operating activities decreasing from $6,129 for the nine months ended September 30, 2018 to $782 for the nine months ended September 30, 2019. While the Company continues to focus on its overall profitability; the Company expects to incur net losses in the foreseeable future.

The report of the Company’s independent registered public accounting firm on its financial statements for the year ended December 31, 2018 included an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. In addition to the transactions that have already occurred, the Company believes it is probable that it will generate additional liquidity through other actions it expects to undertake in the near future. The Company’s management believes it will successfully mitigate the substantial doubt raised by its historical operating results and will satisfy its liquidity needs for at least twelve months from the issuance of these financial statements. However, the Company cannot reasonably predict with any certainty that the results of its actions will generate the liquidity required to satisfy its liquidity needs.

If the Company continues to experience operating losses, and the Company is not able to generate additional liquidity through the actions described above or through some combination of other actions, while not expected, the Company may not be able to access additional funds and the Company might need to secure additional sources of funds, which may or may not be available. Additionally, a failure to generate additional liquidity could negatively impact its access to inventory or services that are important to the continued operation of the business.

Note 2. Accounting and Reporting Policies

(a) Right of use asset and lease liability

The right of use asset on our consolidated condensed balance sheet represents a lessee's right to use an asset over the life of a lease. The asset is calculated as the initial amount of the lease liability, plus any lease payments made to the lessor before the lease commencement date, plus any initial direct costs incurred, minus any lease incentives received. The amortization period for the right of use asset is from the lease commencement date to the earlier of the end of the lease term or the end of the useful life of the asset.

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

(b) Revenue recognition

The Company recognizes revenue from the sale of XpresSpa products at the time the goods are purchased at our stores or online (usually by credit card) and services when they are rendered at our stores, net of discounts and applicable sales taxes. Revenues from the XpresSpa wholesale and e-commerce businesses are recorded at the time goods are shipped. Accordingly, the Company recognizes revenue for its single performance obligation related to both in-store and online sales at the point at which the service has been performed or the control of the merchandise has passed to the customer. The Company excludes all sales taxes assessed to its customers. Sales taxes assessed on revenues are included in accounts payable, accrued expenses and other current liabilities in the consolidated condensed balance sheets until remitted to the respective state agencies.

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

(c) Recently adopted accounting pronouncements

ASU No. 2016-02, Leases (Topic 842), as amended

This standard and its amendments provide new guidance related to accounting for leases and supersedes GAAP on lease accounting with the intent to increase transparency. This standard requires operating leases to be recorded on the balance sheet as assets and liabilities and requires disclosure of key information about leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations and comprehensive loss.

On January 1, 2019, the Company adopted ASU 2016-02 on a prospective basis, beginning on January 1, 2019 using the optional transition method. The Company applied the transition options permitted by ASU 2018-11 and elected the package of practical expedients to alleviate certain operational and reporting complexities related to the adoption, one of which was not to recognize a right of use asset or lease liability for leases with a term of twelve months or less. See Note 8. “Leases” for further discussion. The Company recorded right of use assets and lease liabilities for its operating leases of $9,565 upon adoption of ASU 2016-02.

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

(e) Presentation

Certain items in the 2018 financial statements have been reclassified to conform to the presentation in the 2019 financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

Note 3. Potentially Dilutive Securities

Loss per share attributable to common shareholders data for each period presented excludes from the calculation of diluted net loss the following potentially dilutive securities (reflecting the impact of the 1:20 reverse stock split that became effective on February 22, 2019) as they had an anti-dilutive impact:

	As of September 30,
	2019	2018
Both vested and unvested options to purchase an equal number of shares of Common Stock of the Company	178,229	114,250
Unvested RSUs to issue an equal number of shares of Common Stock of the Company	37,500	22,750
Warrants to purchase an equal number of shares of Common Stock of the Company	1,462,224	703,670
Preferred stock on an as converted basis	862,035	163,216
Convertible notes on an as converted basis	—	217,500
Total number of potentially dilutive securities excluded from the calculation of loss per share attributable to common shareholders	2,539,988	1,221,386

The 5% Secured Convertible Notes were converted into Common Stock in June 2019. See Note 9. “Long-term Notes and Convertible Notes.”

On October 2, 2019, the Company obtained shareholder approval of the reduction in the conversion price of the Company’s Series D Preferred Stock to Common Stock. Effective October 2, 2019, the Series D Preferred Stock converted into 10,964,460 shares of Common Stock and 1,408,050 warrants to purchase Common Stock. As of November 12, 2019, 570,035 of the warrants have been exercised and converted into Common Stock.

Note 4. Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash in the consolidated condensed balance sheets are comprised of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Cash denominated in United States dollars	$480	$2,000
Cash denominated in currency other than United States dollars	1,605	1,143
Restricted cash	451	487
Credit and debit card receivables	347	260
Total cash, cash equivalents, and restricted cash	$2,883	$3,890

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

Note 5. Other Current Assets

As of September 30, 2019, and December 31, 2018, the Company’s other current assets were comprised of the following:

	September 30, 2019	December 31, 2018
Cash in escrow	$254	$—
Prepaid expenses	222	1,204
Other	214	370
Total other current assets	$690	$1,574

Cash in escrow is the amount the Company was required to put into escrow to fund the renovation of one of its spa locations. Prepaid expenses are predominantly comprised of prepaid insurance policies which have terms of one year or less. The balance decreased from December 31, 2018 due to the timing of payments and amortization of the year end prepaid insurance balance.

Note 6. Other Assets

Other assets in the consolidated condensed balance sheets are comprised of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Cost method investments	$1,294	$2,482
Lease deposits	894	894
Other	306	—
Total other assets	$2,494	$3,376

The Company recorded an impairment loss on its FLI Charge cost method investment of approximately $47 which is included in “Impairment of assets” on the Company’s consolidated condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2019. As of September 30, 2019, the Company’s cost method investments consist primarily of a $787 investment in InfoMedia Services Limited which the Company acquired in 2014 and the remaining investment in Route1 of $484, which it received as part of the disposition of Group Mobile in March 2018.

In the second quarter of 2019, the Company impaired its investment in Route1, due to an under performance of operating results. The Company recorded an impairment charge of $1,141 in the second quarter of 2019, which is included in “Other non-operating income (expense), net” on the consolidated condensed statement of operations and comprehensive loss for the nine months ended September 30, 2019.

The Company has not identified any other events or changes in circumstances that could have a significant adverse effect on the carrying value of its remaining cost method investments.

Note 7. Intangible Assets and Goodwill

The following table provides information regarding the Company’s intangible assets subject to amortization, which consist of the following:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Trade name	$13,309	$(6,149)	$7,160	$13,309	$(4,485)	$8,824
Customer relationships	312	(312)	—	312	(312)	—
Software	312	(114)	198	312	(69)	243
Patents	26,897	(26,897)	—	26,897	(26,797)	100
Total intangible assets	$40,830	$(33,472)	$7,358	$40,830	$(31,663)	$9,167

The Company’s trade name relates to the value of the XpresSpa trade name, customer relationships represent the value of loyalty customers, software relates to certain capitalized third-party costs related to a new point-of-sale system, and patents consist of intellectual property portfolios acquired from third parties.

The Company’s intangible assets are amortized over their expected useful lives. During the three and nine months ended September 30, 2019 and 2018, the Company recorded amortization expense of $583 and $510, respectively, and $1,727 and $1,901, respectively.

During the three months ended September 30, 2019, the Company wrote off the net book value of certain patents that were no longer generating cash flow totaling approximately $85, which is included in “Impairment of assets” for the three and nine months ended September 30, 2019  on the Company’s consolidated condensed statement of operations and comprehensive loss.

Based on the intangible assets balance as of September 30, 2019, the estimated amortization expense for the remainder of the calendar year and each of the succeeding calendar years is as follows:

Calendar Years ending December 31,	Amount
Remainder of 2019	$463
2020	2,275
2021	2,275
2022	2,275
2023	70
Total	$7,358

There were no impairment indicators related to any of the Company’s amortizable intangible assets during the nine months ended September 30, 2019.

Goodwill Impairment

During the first quarter of fiscal year 2018, the Company’s stock price declined from an opening price of $1.36 on January 2, 2018 to $0.72 on March 29, 2018. Subsequently, on April 19, 2018, the Company entered into a separation agreement with its Chief Executive Officer regarding his resignation as Chief Executive Officer and Director. These events were identified by the Company’s management as triggering events requiring that goodwill be tested for impairment as of March 31, 2018.  As the stock price had not rebounded, the Company determined that there was an impairment of the goodwill. The Company performed a quantitative goodwill impairment test, in which the Company compared the carrying value of the reporting unit to its estimated fair value, which was calculated using an income approach. The key assumptions for this approach were projected future cash flows and a discount rate, which was based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected future cash flows. As a result of the quantitative goodwill impairment test performed as of March 31, 2018, the Company determined that the fair value of the reporting unit was less than its’ carrying amount and, therefore, goodwill of the reporting unit was considered impaired. The Company recorded an impairment charge of $19,630 to reduce the carrying value of goodwill to its fair value, which was determined to be zero. The impairment to goodwill was a result of the structural changes to the Company, including completion of the transition from a holding company to a pure-play health and wellness company, the change in Chief Executive Officer and the reduction in the Company’s stock price.

Note 8. Leases

The Company leases its retail space at various domestic and international airports. Additionally, the Company leases its corporate office in New York. Certain leases entered into by the Company fall under ASU No. 2016-02, Leases (“Topic 842”) discussed in Note 2 (b) “Recently adopted accounting pronouncements”. The Company determines if an arrangement is a lease at inception and if it qualifies under Topic 842. Some of the Company’s lease arrangements contain fixed payments throughout the term of the lease. Others involve a variable component to determine the lease obligation where a certain percentage of sales is used to calculate the lease payments. The Company enters into certain leases that expire and are then extended on a month-to-month basis. These leases are not included in the calculation of the total lease liability and the right of use asset after they convert to month-to-month.

All qualifying leases held by the Company are classified as operating leases. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company records its operating lease assets and liabilities based on required guaranteed payments under each lease agreement. The Company uses its incremental borrowing rate, which approximates the rate at which the Company can borrow funds on a secured basis, using the information available at commencement date of the lease in determining the present value of guaranteed lease payments. The interest rate implicit in the lease is generally not determinable in transactions where a company is the lessee.

The Company reviews all of its existing lease agreements on a quarterly basis to determine whether there were any modifications to existing lease agreements and to assess if any agreements should be accounted for pursuant to the guidance in Topic 842. The option to extend the term of one existing lease contract was exercised during the current period. The Company recalculated the right of use asset and lease liability based on the modified lease term and adjusted both balances. There were no other lease modifications during the period. The Company entered into two new lease arrangements that are included in the balances of its right of use asset and lease liability as of September 30, 2019.

The following is a summary of the activity in the Company’s operating lease liabilities for the nine months ended September 30, 2019:

Operating lease liabilities, January 1, 2019	$10,809
New leases entered	1,531
Termination of existing qualifying leases	(421)
Amortization of lease obligation	(2,101)
Operating lease liabilities, September 30, 2019	$9,818

In July 2019, as a result of an early termination of a lease for one of its locations that was closed, the Company assessed all assets at the closed location (primarily leasehold improvements) for impairment. This resulted in a charge of approximately $620 which was included in “Impairment of assets” in the consolidated condensed statements of operations and comprehensive loss that was recorded in June 30, 2019 and is reflected in the current period year to date results. The Company also reduced the remaining balance in the right of use assets and the lease liabilities by approximately $421 in June 2019 to write off the balances related to the leases for this location.

The Company expensed approximately $210 of costs capitalized in anticipation of opening new spas that the Company later determined would not be realized. This charge is included in the “Impairment of assets” line in the consolidated condensed statement of operations and comprehensive loss for the nine months ended September 30, 2019.

As of September 30, 2019, operating leases contain the following future minimum commitments:

Calendar Years ending December 31,	Amount
Remainder of 2019	$922
2020	3,441
2021	2,897
2022	2,196
2023	1,282
Thereafter	1,495
Total future lease payments	12,233
Less: interest expense at incremental borrowing rate	(2,415)
Net present value of lease liabilities	$9,818

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	5.1 years
Weighted average discount rate used to determine present value of operating lease liability:	11.01%
Cash paid for lease obligations during the nine months ended September 30, 2019:	$2,827

Variable lease payments calculated monthly as a percentage of a product and services revenue, was $794 and $2,291 for the three and nine months ended September 30, 2019.

Note 9. Long-term Notes and Convertible Notes

Total Debt as of September 30, 2019 and December 31, 2018 is comprised of the following:

	September 30, 2019	December 31, 2018
B3D Note, net of $2,847 in unamortized debt issuance costs and fair value adjustments as of September 30, 2019	$4,153	$6,500
5% Secured Convertible Notes, net	—	1,986
Calm Note, net of $1,454 in unamortized debt issuance costs and fair value adjustments	1,046	—
Total debt	$5,199	$8,486

B3D Note

On July 8, 2019, the Company entered into the fourth amendment to its existing credit agreement (the “Amendment to the Credit Agreement”) with B3D, to renegotiate the terms of its 11.24%, $6,500 senior secured note as discussed in Note 1 “General” under Recent Developments. The Amendment to the Credit Agreement, among other provisions, (i) extended the maturity date to May 31, 2021, (ii) reduced the applicable interest rate to 9.0%, and (iii) amended and restated certain other provisions. As consideration for these and other modifications, the principal amount owed to B3D was increased to $7,000.

The Company engaged an independent third party to assess the fair value of each of the derivative instruments included in the B3D Note. The results of the appraisal were that the conversion feature and the B3D Note should be bifurcated, and that the conversion option should be treated as a separate derivative liability. A fair value of $2,774 was assigned to the conversion option, which is included in “Derivative Liabilities” on the consolidated condensed balance sheet and the B3D Note was assigned a fair value of $4,226 as of July 8, 2019. The conversion option was marked to market as of September 30, 2019 and as a result, the Company recorded a revaluation gain of approximately $479 that is included in “Other income (expense), net” for the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2019 the Company recorded $362 of accretion expense that increased the carrying value of the B3D Note.

The modification to the terms included in the Credit Agreement Amendment were accounted for as a troubled debt restructuring in the Company’s consolidated condensed financial statements as of September 30, 2019, in accordance with ASC 470-60 “Troubled Debt Restructurings by Debtors”. A debtor in a troubled debt restructuring involving only a modification of terms of a payable should account for the effects of the restructuring prospectively from the time of restructuring and not change the carrying amount of the payable at the time of the restructuring. The Company will pay interest monthly at the revised 9.0% rate over the life of the B3D Note. Since the future cash payments for principal and interest under the restructured B3D Note will be greater than the carrying value of the original note no gain was recorded.

As a result of the extension of the maturity date to May 31, 2021, the balance of the B3D Note was reclassified from current liabilities as of December 31, 2018 to long-term liabilities on the Company’s consolidated condensed balance sheet as of September 30, 2019.

The Company agreed upon a $500 increase in the principal amount of the B3D Note which will be amortized on a straight-line basis over the revised term of the B3D Note. The net balance of the deferred issuance costs was $435 as of September 30, 2019 and is presented as a reduction of the B3D Note balance in the Company’s consolidated condensed balance sheet. Amortization expense from July 8, 2019 through September 30, 2019 was $65 and is included in “Interest expense” in the consolidated condensed statements of operations and comprehensive loss. Amortization of debt issuance costs for the three and nine months ended September 30, 2018 was $394 and $589, respectively, also included in “Interest expense”.

The B3D Note is guaranteed on a full, unconditional, joint, and several basis, by the parent Company, XpresSpa Group, Inc., and all wholly owned subsidiaries of Holdings (the “Guarantor Subsidiaries”). Under the terms of a security and guarantee agreement dated July 8, 2019, XpresSpa Group, Inc. (the parent company) and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest and principal on the B3D Note. Holdings pledged and granted to B3D a first priority security interest in, among other things, all of its equity interests in Holdings and all of its rights to receive distributions, cash or other property in connection with Holdings. The Company has not presented separate consolidating financial statements of XpresSpa Group, Inc., Holdings and Holdings wholly owned subsidiaries as each entity has guaranteed the B3D Note, so each entity is responsible for the payment.

Convertible Notes

5% Secured Convertible Notes

On May 15, 2018, in a private placement offering, the Company issued (i) 5% Secured Convertible Notes (the “5% Secured Convertible Notes”) convertible into Common Stock at $12.40 per share, originally due November 2019, (ii) May 2018 Class A Warrants to purchase 357,863 shares of Common Stock and (iii) May 2018 Class B Warrants to purchase 178,932 shares of Common Stock. The May 2018 Class A and May 2018 Class B Warrants were originally convertible into Common Stock at $12.40 per share. The Company received aggregate proceeds of $4,438 from the May 2018 private placement. Debt issuance costs that had been capitalized related to the 5% Secured Convertible Notes, were being amortized on a straight-line basis over their remaining term of the 5% Secured Convertible Notes. The Company did not record amortization expense of the debt issuance costs related to the 5% Secured Convertible Notes after June 30, 2019 as the notes were converted into Common Stock on June 27, 2019. The balance of debt issuance costs of $135 was written off in June 2019 and was included in “Interest expense” in the consolidated condensed financial statements for the nine months ended September 30, 2019.

During the second quarter of 2019, the Company failed to make minimum monthly payments as required pursuant to the 5% Secured Convertible Notes, which failure constituted an event of default. Pursuant to the terms of the 5% Secured Convertible Notes, upon an event of default, an investor may elect to accelerate payment of the outstanding principal amount of such investor’s 5% Secured Convertible Notes, liquidated damages and other amounts owing in respect thereof through the date of acceleration, which amounts become immediately due and payable in cash. No investor provided notice to the Company electing to exercise its right to accelerate payment.

On June 27, 2019, the Company entered into the Third Amendment Agreement to the 5% Secured Convertible Notes (the “Third Amendment”) whereby the holders of the 5% Convertible Notes agreed to convert their notes then held into Common Stock. The Third Amendment reduced the conversion price of the 5% Convertible Notes to Common Stock from $12.40 per share to $2.48 per share. As a result of the reduction in the conversion price, the Company recorded debt conversion expense of $1,547 to account for the additional consideration paid over what was agreed to in the original 5% Secured Convertible Notes agreement. The expense is reflected in “Other non-operating income (expense), net” in the consolidated condensed statement of operations and comprehensive loss. The 5% Secured Convertible Notes holders converted their remaining outstanding principal balances plus accrued interest into 586,389 shares of Common Stock and 356,772 Class A Warrants (the “June 2019 Class A Warrants”). The June 2019 Class A Warrants had an exercise price of $0.01 and are otherwise identical in form and substance to the Company's existing May 2018 Class A Warrants.

The Company had an independent third party perform an appraisal of the June 2019 Class A Warrants as of June 30, 2019. The June 2019 Class A Warrants were assigned an appraised value of $689. The value of these warrants was recorded as a derivative liability on the consolidated balance sheet and will be marked to market at the end of each reporting period. The expense of $689 is included in “Other non-operating income (expense), net” in the consolidated condensed statements of operations and comprehensive loss in the second quarter of 2019 and is included in our current period year to date results.

The June 2019 Class A Warrants were converted into 354,502 shares of Common Stock in July 2019.

Calm Note

The Calm Note is an unsecured subordinated obligation of the Company. The Calm Note will mature on May 31, 2022, and bears interest at a rate of 5% per annum, subject to increase in the event of default. The Calm Note is convertible at any time, in whole or in part, at the option of Calm into shares of Series E Preferred Stock at a conversion price equal to $3.10 per share. Interest on the Calm Note is payable in arrears and may be paid in cash, shares of Series E Preferred Stock or a combination thereof.

The Company engaged an independent third party to assess the fair value of each of the derivative instruments included in the Calm Note. The results of the appraisal were that the conversion feature and the Calm Warrants should be bifurcated, and both treated as derivative liabilities. A fair value of $351 was assigned to the conversion option, a fair value of $1,018 was assigned to the Calm Warrants and the Calm Note was assigned a fair value of $1,131 as of July 8, 2019. The conversion option and the Calm Warrants were marked to market as of September 30, 2019 and, as a result, the Company recorded a revaluation gain of approximately $185 that is included in “Other income (expense), net” in the consolidated condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2019.

The Company capitalized approximately $220 of costs related to the issuance of the Calm Note and recorded amortization expense of approximately $19 from the date the debt was issued on July 8, 2019 through September 30, 2019. The net balance of the deferred issuance costs is $201 as of September 30, 2019 and is presented as a reduction of the Calm Note balance in the Company’s consolidated condensed balance sheet. Amortization expense is included in “Interest expense” in the Company’s consolidated condensed statements of operations and comprehensive loss for the three- and nine-month periods ended September 30,2019. During the three and nine months ended September 30, 2019, the Company recorded $116 of accretion expense that increased the carrying value of the Calm Note.

Note 10. Stockholders’ Equity

Series D Convertible Preferred Stock Amendment and December 2016 Warrant Amendment

On July 8, 2019, the Company filed the Series D COD Amendment with the State of Delaware to reduce the conversion price of Series D Convertible Preferred Stock to Common Stock to $2.00 and to then provide for automatic conversion of the Series D Convertible Preferred Stock into shares of Common Stock.

When a reporting entity changes the terms of its preferred stock it must assess whether the changes should be accounted for as either a modification or extinguishment. The Company engaged an independent third party to perform an appraisal to determine the fair value of the Series D Preferred Stock before and after the changes were made. The results of the fair value assessment indicated that the fair values before and after the change in the provisions and characteristics of the Series D Preferred Shares were not substantially different (in practice, substantially different has been interpreted to be greater than ten percent). Therefore, the Company did not record an adjustment to the Series D Preferred Stock.

Also, on July 8, 2019, the Company entered into an amendment to the December 2016 Warrants to provide for (i) a reduction in the exercise price into Common Stock to $2.00, (ii) certain anti-dilution price protection and (iii) a voluntary reduction at a future date of the exercise price by the Company in its discretion.

Series E Convertible Preferred Stock

On July 8, 2019, the Company filed the Series E COD Amendment with the State of Delaware to (i) increase the number of authorized shares of Series E Preferred Stock to 2,397,060 and (ii) reduce the conversion price to $2.00. The Series E COD Amendment was approved by the Board of Directors of the Company and the Company obtained shareholder approval of the Series E COD Amendment on October 2, 2019.

When a reporting entity changes the terms of its outstanding preferred stock it must assess whether the changes should be accounted for as either a modification or an extinguishment. The Company engaged an independent third party to perform an appraisal to determine the fair value of the Series E Preferred Stock before and after the changes were made. The results of the fair value assessment indicated that the fair values before and after the change in the provisions and characteristics of the Series E Preferred Stock were not substantially different (in practice, substantially different has been interpreted to be greater than ten percent). Therefore, the Company did not record an adjustment to the Series E Preferred Stock.

Series F Convertible Preferred Stock

In connection with the May 2018 SPA Amendment, the Company issued 8,996 shares of Series F Convertible Preferred Stock to the parties to the May 2018 SPA Amendment. The Company engaged an independent third party to perform an appraisal to determine the fair value of the Series F Preferred Stock. The Series F Preferred Stock has a par value of $0.01 per share and a stated value of $100 per share. The Series F Preferred Stock was appraised at a fair value of $1,254, which was recorded as a charge to “Other income (expense), net” in the Company’s consolidated condensed financial statements for the three and nine months ended September 30, 2019.

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

Note 11. Derivative Liabilities and Fair Value Measurements

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

The Company’s financial instruments as of September 30, 2019 and December 31, 2018 consisted of cash and cash equivalents, trade receivables, retail inventory, accounts payable, accrued expenses and other current liabilities. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term nature of these instruments.

Derivative Liabilities

In connection with the Calm Private Placement, the Company granted warrants to purchase 937,500 shares of the Company’s Common Stock, at an exercise price of $2.00 per share.

The Calm Warrants issued in connection with the Calm Private Placement entitle Calm to purchase an aggregate of 937,500 shares of Common Stock. The Calm Warrants are exercisable beginning six months from the date of issuance, have a term of five years and can be exercised for shares of Common Stock at an exercise price of $2.00 per share.

At September 30, 2019, the Company had outstanding its May 2018 Class A Warrants and the Calm Warrants which are classified as liabilities and are included in “Derivative liabilities” on the consolidated condensed balance sheet. Both the May 2018 Class A Warrants and the Calm Warrants were fair valued as of September 30, 2019 and market to market as of that date (see Note 9. Long-term Notes and Convertible Notes for further discussion).

The May 2018 Class B Warrants were cancelled in July 2019. Holders of these warrants were granted Class A Warrants and shares of the Company’s Series F Preferred Stock (see Note 10. “Stockholders’ Equity” for further discussion regarding the Series F Preferred Stock).

The fair value of the conversion options related to the issuance of the B3D Note of $2,295 and the Calm Note of $324 are included in “Derivative liabilities” on the consolidated condensed balance sheet as of September 30, 2019.

The following table presents the placement in the fair value hierarchy of the Company’s derivative liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
September 30, 2019:

May 2018 Class A Warrants	$2,609	$—	$—	$2,609
B3D conversion option	2,295	—	—	2,295
Calm Warrants	860	—	—	860
Calm conversion option	324	—	—	324
Total	$6,088	$—	$—	$6,088

December 31, 2018:
May 2018 Class A Warrants	$476	$—	$—	$476
May 2018 Class B Warrants	—	—	—	—
Total	$476	$—	$—	$476

The Company measures its derivative liabilities at fair value. The derivative liabilities were classified within Level 3 because they were valued using the Monte-Carlo model, which utilizes significant inputs that are unobservable in the market. These derivative liabilities were initially measured at fair value and are marked to market at each balance sheet date. The derivative liabilities are recorded shown as “Derivative liabilities” in the consolidated condensed balance sheets and the revaluation of the derivative liabilities is included in “Other non-operating income (expense), net” in the consolidated condensed statements of operations and comprehensive loss.

The following table summarizes the changes in the Company’s derivative warrant liabilities measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2019:

December 31, 2018	$476
Fair value ascribed to embedded derivative conversion options and warrants	4,143
Issuance of June 2019 Class A Warrants	689
Conversion of June 2019 Class A Warrants into Common Stock	(689)
Revaluation of derivative conversion options and warrants at September 30, 2019	1,469
September 30, 2019	$6,088

Valuation Processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities falls within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

September 30, 2019:

Description	Valuation technique	Unobservable inputs	Range
Calm Warrants	Monte Carlo Model	Volatility	67.1%
		Risk-free interest rate	1.60%
		Expected term, in years	4.77
		Dividend yield	0.00%

Calm conversion option	Monte Carlo Model	Volatility	67.2%
		Risk-free interest rate	1.63%
		Expected term, in years	2.67
		Dividend yield	0.00%

B3D conversion option	Monte Carlo Model	Volatility	67.6%
		Risk-free interest rate	1.73%
		Expected term, in years	1.67
		Dividend yield	0.00%

May 2018 Class A Warrants	Monte Carlo Model	Volatility	42.5%
		Risk-free interest rate	1.60%
		Expected term, in years	3.63
		Dividend yield	0.00%

December 31, 2018:

Description	Valuation technique	Unobservable inputs	Range
Class A Warrants	Monte Carlo Model	Volatility	70.61%
		Risk-free interest rate	2.53%
		Expected term, in years	4.38
		Dividend yield	0.00%

Sensitivity of Level 3 Measurements to Changes in Significant Unobservable Inputs

The inputs to estimate the fair value of the Company’s derivative liabilities were the current market price of the Company’s Common Stock, the exercise price of the derivative of the conversion options and the warrants, their remaining expected term, the volatility of the Company’s Common Stock price and the risk-free interest rate over the expected term. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement.

Generally, an increase in the market price of the Company’s shares of Common Stock, an increase in the volatility of the Company’s shares of Common Stock, and an increase in the remaining term of the derivative liabilities would each result in a directionally similar change in their estimated fair values Such changes would increase the associated liabilities while decreases in these assumptions would decrease the associated liabilities. An increase in the risk-free interest rate or a decrease in the differential between the derivative liabilities’ exercise price and the market price of the Company’s shares of Common Stock would result in a decrease in the estimated fair value measurement and thus a decrease in the associated liability. The Company has not declared, and does not plan to declare, dividends on its Common Stock, and as such, there is no change in the estimated fair value of the derivative liabilities due to the dividend assumption.

Note 12. Stock-based Compensation

The Company has a stock-based compensation plan available to grant stock options and RSUs to the Company’s directors, employees and consultants. Under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “Plan”) a maximum of 355,000 shares of Common Stock may be awarded. In February 2019, the Company granted a total of 32,500 stock options to members of its Board of Directors and 75,000 stock options to the Company’s newly elected Chief Executive Officer at an exercise price of $4.20 per share. The options vest over a period of one year. The Company also granted 37,500 RSUs to its newly elected Chief Executive Officer at an exercise price of $4.20 per share.

Total stock-based compensation expense for the three and nine months ended September 30, 2019 was $35 and $266, respectively, and for the three and nine months ended September 30, 2018, stock-based compensation expense was $194 and $570, respectively.

Note 13. Related Party Transactions

On April 14, 2018, the Company entered into a consulting agreement with an employee of Mistral Equity Partners, which is a significant shareholder of the Company and whose Chief Executive Officer is a member of the Board of Directors of the Company, to consult on certain business-related matters. The total consideration was $10 per month through April 30, 2019, when it was terminated. The Company recorded consulting expense of $40 up through the termination date of the agreement.

Note 14. Discontinued Operations

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

In June 2019, the Company received a buyout from the Royalty Agreement and warrants in the amount of $1,100. This is reflected in “Other” revenue on the consolidated condensed statement of operations and comprehensive loss.

Group Mobile

On March 7, 2018, the Company entered into a membership purchase agreement (the “Purchase Agreement”) with Route1 Security Corporation, a Delaware corporation (the “Buyer”), and Route1 Inc., an Ontario corporation (“Route1”), pursuant to which the Buyer agreed to acquire Group Mobile, a wholly-owned subsidiary included in the Company’s discontinued technology operating segment, (the “Disposition”). The transaction closed on March 22, 2018 (the “Closing Date”), after which the Company no longer had any involvement with Group Mobile.

In consideration for the Disposition, the Buyer issued to the Company:

•	25,000,000 shares of common stock of Route1 (“Route1 Common Stock”);

•	warrants to purchase 30,000,000 shares of Route1 Common Stock, which had an exercise price of CAD 5 cents per share of Route 1 Common Stock and will be exercisable for a three-year period; and

•	certain other payments over the three-year period pursuant to an earn-out provision in the Purchase Agreement.

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

The total consideration of the Disposition was recognized as a cost method investment and, as such, was measured at cost on the date of acquisition, which, as of the Closing Date, approximated fair value. The fair value of the total consideration as of the Closing Date was determined to be $1,625, which was less than the carrying value of the asset. This resulted in a loss on disposal which is included in consolidated net loss from discontinued operations in the consolidated condensed statement of operations and comprehensive loss that was recorded in the nine-month period ended September 30, 2018 of $1,115.

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

Due to the underperformance of operating results by Group Mobile in the first period for which results were required to be reported to the Company, we determined that the asset was impaired as of June 30, 2019 and recorded an impairment charge of $1,141, which is included in “Other non-operating income (expense), net” on the consolidated condensed statement of operations and comprehensive loss for the nine months ended September 30, 2019 (See Note 6. “Other Assets”).

Operating Results of Discontinued Operations

The following table presents the components of the consolidated net loss from discontinued operations, as presented in the consolidated condensed statements of operations and comprehensive loss for the nine-month period ended September 30, 2018:

Nine months ended September 30, 2018
Revenue	$2,834
Cost of sales	(2,305)
Depreciation and amortization	(131)
General and administrative	(1,190)
Loss on disposal	(301)
Non-operating income (expense), net	(22)
Loss from discontinued operations	$(1,115)

Note 15. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provisions for the nine-month period ended September 30, 2019 reflect an estimated global annual effective tax benefit at the rate of approximately 1%.

As of September 30, 2019, deferred tax assets generated from the Company’s activities in the United States were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit.

The Company recorded an income tax benefit during the three and nine months ended September 30, 2019, which is comprised primarily of the release of a liability for an uncertain tax position for which the statute of limitations expired in the third quarter of 2019 of $132, partially offset by earnings generated by foreign subsidiaries. The final annual tax rate cannot be determined until the end of the fiscal year therefore, the actual tax rate could differ from current estimates. The Company has an immaterial amount of remaining liabilities for uncertain tax positions and does not expect to record any additional material provisions for unrecognized tax benefits in the next year.

Note 16. Commitments and Contingencies

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has reserved $290 as of September 30, 2019 and December 31, 2018, which is included in “Accounts payable, accrued expenses and other current liabilities” in the consolidated condensed balance sheets.

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

The Company has been involved in settlement negotiations seeking to resolve all pending matters, and those negotiations are continuing.

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

On August 21, 2019, the Court issued an Order denying the parties’ motion for preliminary approval of the revised settlement, as the Court still had concerns about several of the settlement terms.  The Court set a deadline of September 19, 2019 for the parties to submit a revised proposal. The time to submit a revised settlement agreement for the Chen case has been further extended to November 7, 2019.

Binn v. FORM Holdings Corp. et al.

On November 6, 2017, Moreton Binn and Marisol F, LLC, former stockholders of XpresSpa, filed a lawsuit against FORM Holdings Corp. (“FORM) and its directors in the United States District Court for the Southern District of New York. The lawsuit alleged violations of various sections of the Securities Exchange Act of 1934 (“Exchange Act”), material omissions and misrepresentations (negligent and fraudulent), fraudulent omission, expropriation, breach of fiduciary duties, aiding and abetting, and unjust enrichment in the defendants’ conduct related to the Company’s acquisition of XpresSpa, and sought rescission of the transaction, damages, equitable and injunctive relief, fees and costs, and various other relief. On January 17, 2018, the defendants filed a motion to dismiss the complaint. On February 7, 2018, the plaintiffs amended their complaint. On February 28, 2018, the defendants filed a motion to dismiss the amended complaint. By March 30, 2018, the motion to dismiss was fully briefed. On August 7, 2018, the Court ruled on the defendants’ motion, dismissing eight of the plaintiffs’ ten claims and denying the defendants’ motion to dismiss with respect to the two remaining claims, related to the Exchange Act. On October 30, 2018, the Court ordered that the plaintiffs could file an amended complaint, and, in response, the defendants could move for summary judgment. Consistent with the Court’s Order, on November 16, 2018, the plaintiffs filed a second amended complaint, modifying their allegations, and asserting claims pursuant to the Exchange Act and the Securities Act of 1933, as well as bringing a breach of contract claim. On December 17, 2018, the defendants filed a motion for summary judgment seeking dismissal of all claims. On February 1, 2019, the plaintiffs opposed defendant’s motion, requested discovery and cross-moved for partial summary judgement filed an opposition to defendants’ motion and a counter motion for partial summary judgment. Defendants’ summary judgement motion and plaintiff’s cross-motion for partial summary judgment were fully briefed as of March 15, 2019. On April 29, 2019, an emergency hearing was held before the Court in which the plaintiff sought a temporary restraining order and preliminary injunction to preclude acceleration of the maturity on the Senior Secured Note. The Court entered a temporary restraining order, while allowing parties the opportunity to brief the issue.

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

Kainz v. FORM Holdings Corp. et al.

On March 20, 2019, a second suit was commenced in the United States District Court for the Southern District of New York against FORM, seven of its directors and former directors, as well as a managing director of Mistral Equity Partners (“Mistral”). The individual plaintiff, a shareholder of XpresSpa Holdings, LLC at the time of the merger in December 2016, alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false statements concerning, inter alia, the merger and the independence of FORM’s board of directors, violated Section 12(2) of the Securities Act of 1933, breached the merger agreement by making false and misleading statements concerning the merger and fraudulently induced the plaintiff into signing the joinder agreement related to the merger. On May 8, 2019, the Company and its directors and the managing director of Mistral filed a motion to dismiss the complaint. On June 5, 2019, plaintiffs opposed the motion and filed a cross-motion for a partial stay. Defendants’ motion to dismiss was fully briefed as of June 19, 2019.

On November 13, 2019, the matter was dismissed in its entirety.  Plaintiff has 30 days to file a notice of appeal.

Binn, et al. v. Bernstein et al.

On June 3, 2019, a third suit was commenced in the United States District Court for the Southern District of New York against FORM, five of its directors, as well as Rockmore, the Company’s previous senior secured lender and a senior executive of the lender. Although this action is brought by Morton Binn and Marisol F, LLC, it is asserted derivatively on behalf of the Company. Plaintiffs assert eight causes of action, including that certain individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making false statements concerning, inter alia, the merger and the independence of FORM’s board of directors and the valuation of the Company’s lease portfolio. Plaintiffs also assert common law claims for breach of fiduciary duty, corporate waste, unjust enrichment, faithless servant doctrine, and aiding and abetting certain of the directors’ alleged breaches of fiduciary duty. The Company and its directors believe that this action is without merit and intend to file a motion to dismiss and defend the action vigorously.

The defendants filed a motion to dismiss on October 23, 2019.  The plaintiffs’ opposition brief is due December 6, 2019.

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

The Plaintiffs allege that the Company: (i) failed to ensure all Tax Returns were true, correct and compliant in all respects and that all Taxes had been paid in full; (ii) failed to ensure that all inventory of Group Mobile had been priced in accordance with GAAP and consisted of a quality and quantity that was materially usable and salable in the Ordinary Course of Business; (iii) failed to ensure that Group Mobile’s Most Recent Balance Sheet was materially complete and correct and prepared in accordance with GAAP; (iv) failed to record all liabilities on Group Mobile’s Most Recent Balance Sheet; and (v) failed to deliver the agreed upon amount of Net Working Capital, and/or pay the Shortfall, to Route1. The litigation is at an early stage, and it is not yet possible to assess the likelihood of success and/or liability.

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

Note 17. Subsequent Events

Upon the approval by the Company’s shareholders on October 2, 2019, on October 3, 2019 all issued and outstanding shares of the Company’s Series D Preferred Stock were converted into shares of the Company’s Common Stock pursuant to Section 6.3.4 of the Certificate of Designation of Preferences, Rights and Limitations of the Series D Preferred Stock, as amended on July 8, 2019, except to the extent that any holder of Series D Preferred Stock would otherwise beneficially own in excess any beneficial ownership limitation applicable to such holder after giving effect to the conversion, in which case such holder’s Series D Preferred Stock converted automatically into warrants to purchase the number of shares of the Company’s Common Stock equal to the number of shares of Common Stock into which the holder’s Series D Preferred Stock would otherwise have converted.

On October 28, 2019, the Company entered into a Consent Agreement (the “Consent Agreement”) between Holdings and B3D. The Consent Agreement was entered into in order to postpone the interest payment on its B3D Note of $107, which was due on various dates through December 3, 2019 so that the Company can make the payment in registered, unrestricted shares of its Common stock.

On October 1, 2019, the Company entered into Amendment No. 3 to the Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company (formerly known as FORM Holdings Corp.), Holdings and Mistral XH Representative, LLC, as representative of the unitholders of Holdings, dated as of August 8, 2016, as subsequently amended. The amendment to the Merger Agreement provided, among other things, for the release from escrow of (i) certain shares of the Company’s Series D Preferred Stock to the unitholders of Holdings and (ii) certain shares of Series D Preferred Stock to the Company in satisfaction of certain indemnification claims in connection with the Merger Agreement.

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

As a result of the transition to a pure-play health and wellness services company, we currently have one operating segment that is also our sole reporting unit, XpresSpa, a leading airport retailer of spa services. XpresSpa is a well-recognized airport spa brand with 51 locations, consisting of 46 domestic and 5 international locations as of September 30, 2019. XpresSpa offers travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. For the nine-month period ended September 30, 2019 and 2018, XpresSpa’s revenue was $37,669 and $38,560, respectively. For the nine-month period ended September 30, 2019, approximately 82% of XpresSpa’s total revenue was generated by services, primarily massage and nail care, 15% was generated by retail products, primarily travel accessories and 3% was revenue from the one-time sale of its intellectual property licenses.

Recent Developments

Relocation of Corporate Headquarters and Global Support Team

On October 21, 2019, the Company relocated its corporate office functions and its Global Support Center in New York City from 780 Third Avenue in midtown Manhattan to 254 W 31st Street in Manhattan. The new XpresSpa Global Support Center will house all corporate employees and the Company estimates that the move will yield an annual cost reduction of $300 in occupancy expenses.

Calm Private Placement

On July 8, 2019, the Company entered into a securities purchase agreement (the “Calm Purchase Agreement”) with Calm.com, Inc. (“Calm”) pursuant to which the Company agreed to sell (i) an aggregate principal amount of $2,500 in a 5% unsecured convertible note due on May 31, 2022 (the “Calm Note”), which is convertible into shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”) and (ii) warrants to purchase 937,500 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a conversion price of $2.00 per share (the “Calm Warrants”) (collectively, the “Calm Private Placement”).

The Company received $2,500 in gross proceeds from the Calm Private Placement.

Notes and Warrants

The Calm Note is an unsecured subordinated obligation of the Company. Unless earlier converted or redeemed, the Calm Notes will mature on May 31, 2022. The Calm Note bears interest at a rate of 5% per annum, subject to increase in the event of default to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Calm Note is convertible at any time until the Calm Note is no longer outstanding, in whole or in part, at the option of Calm into shares of Series E Preferred Stock at a conversion price equal to $3.10 per share, except that no shares of Series E Preferred Stock could be issued as payment of interest or in connection with anti-dilution protection or voluntary reduction of the conversion price until receipt of shareholder approval, which approval was obtained on October 2, 2019. Interest on the Calm Note is payable in arrears beginning on the last day of each February, May, August and November during the period beginning on the original issuance date and ending on, and including, the maturity date, when all amounts outstanding under the Calm Notes become due and payable in cash. The Company may elect to pay interest in cash, shares of Series E Preferred Stock or a combination thereof.

The Calm Warrants entitle Calm to purchase an aggregate of 937,500 shares of Common Stock. The Calm Warrants are exercisable beginning six months from the date of issuance, have a term of five years and feature an exercise price equal to $2.00 per share.

See Note 9. “Long-term Notes and Convertible Notes”, to the consolidated condensed financial statements for discussion of the accounting for the Calm Private Placement.

Calm Collaboration Agreement

On July 8, 2019, the Company entered into an Amended and Restated Product Sale and Marketing Agreement with Calm (the “Amended and Restated Collaboration Agreement”), which replaced the parties’ previous Product Sale and Marketing Agreement, dated as of November 12, 2018. The Amended and Restated Collaboration Agreement primarily relates to the display, marketing, promotion, offer for sale and sale of Calm’s products in each of the Company’s branded stores worldwide. The Amended and Restated Collaboration Agreement will remain in effect until July 31, 2021, unless terminated earlier in accordance with the Amended and Restated Collaboration Agreement, and automatically renews for successive terms of six months unless either party provides written notice of termination no later than thirty days prior to any such automatic renewal of the Amended and Restated Collaboration Agreement. On October 30, 2019, the Company and Calm entered into an amendment to the Amended and Restated Collaboration Agreement, which provides for the addition of certain Calm branded products, which amendment is attached as Exhibit 10.8 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Amendment to Certificate of Designation of Series E Convertible Preferred Stock

On July 8, 2019, the Company filed a certificate of amendment to the Certificate of Designation of Series E Convertible Preferred Stock (the “Series E COD Amendment”) with the State of Delaware to (i) increase the number of authorized shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”) to 2,397,060 and (ii) upon receipt of Shareholder Approval, reduce the conversion price to $2.00. The Series E COD Amendment was approved by the Board of Directors of the Company and the Company obtained shareholder approval of the Series E COD Amendment on October 2, 2019. See Note 10 “Stockholders’ Equity”.

B3D Transaction and B3D Note

B3D Transaction

On July 8, 2019, Holdings, entered into the fourth amendment (the “Credit Agreement Amendment”) to its existing Credit Agreement with B3D, LLC (“B3D”) in order to, among other provisions, (i) extend the maturity date to May 31, 2021, (ii) reduce the applicable interest rate to 9.0%, and amend and restate certain other provisions related to its 11.24% senior secured note. As consideration for these and other modifications the principal amount owed to B3D was increased by $500 to $7,000. Principal and any interest accrued thereon are convertible, at B3D’s option, into Common Stock subject to receipt of shareholder approval, which was obtained on October 2, 2019 (the “B3D Transaction”).

B3D Note

The B3D Note is a senior secured obligation of Holdings, secured by the personal property of the parent company of Holdings (XpresSpa Group, Inc.) and Holdings’ wholly owned subsidiaries. Unless earlier converted or redeemed, the B3D Note will mature on May 31, 2021. The B3D Note bears interest at a rate of 9.00% per annum, calculated on a monthly basis. Interest only is payable in arrears on the last business date of each month (the “Monthly Interest”). Notwithstanding the foregoing, until the earlier of (i) ninety days from the date of the Credit Agreement Amendment or (ii) the date upon which shareholder approval is received, which approval was obtained on October 2, 2019 (the “Interest Deferment Date”), the Monthly Interest continued to accrue, compounded monthly, and all unpaid amounts thereof became due and payable on the Interest Deferment Date. At the option of Holdings, all or any portion of the Monthly Interest that is payable (i) on the Interest Deferment Date or (ii) after the Interest Deferment Date, but not more than twenty-one days and not less than five trading days prior to the date on which each payment of Monthly Interest is due, may be paid in shares of XpresSpa Group, Inc.’s Common Stock. At any time after receipt of shareholder approval until the B3D Note is no longer outstanding, at the option of B3D, all or any portion of the outstanding principal amount of the B3D Note, plus any accrued and unpaid interest thereon, shall be convertible into XpresSpa Group, Inc.’s Common Stock at the option of B3D at a conversion price equal to $2.00 per share.

On August 22, 2019, the Company entered into an amendment to the B3D Note. Among other provisions, the amendment provided that B3D shall not have the right to convert the B3D Note into shares of XpresSpa Group, Inc.’s Common Stock to the extent that such conversion would cause B3D to beneficially own in excess of the Beneficial Ownership Limitation, initially defined as 4.99% of the number of shares of XpresSpa Group Inc.’s Common Stock outstanding immediately after giving effect to the issuance of shares of XpresSpa Group, Inc.’s Common Stock issuable upon conversion of the B3D Note. See Note 9 “Long-term Notes and Convertible Notes” for discussion of the accounting for the B3D Transaction.

Series D Convertible Preferred Stock Amendment and December 2016 Warrant Amendment

Series D Convertible Preferred Amendment

On July 8, 2019, the Company filed a certificate of amendment to the Certificate of Designation of Series D Convertible Preferred Stock (the “Series D COD Amendment”) with the State of Delaware to, upon receipt of shareholder approval, reduce the conversion price to $2.00 and provide for automatic conversion of the Series D Convertible Preferred Stock (the “Series D Preferred Stock”) into shares of Common Stock. The Series D COD Amendment was approved by the Company’s Board, and the Company obtained shareholder approval on October 2, 2019.

December 2016 Warrant Amendment

On July 8, 2019, the Company entered into an amendment to certain outstanding warrants issued in December 2016 (the “December 2016 Warrants”) to the holders of its Series D Preferred Stock (the “December 2016 Warrant Amendment”) to provide for (i) a reduction in the price to convert to Common Stock to $2.00, (ii) certain anti-dilution price protection and (iii) voluntary reduction of the conversion price by the Company in its discretion. The Company obtained shareholder approval in connection with the December 2016 Warrant Amendment on October 2, 2019. The December 2016 Warrants were recorded as an equity instrument at December 31, 2016. As such, no adjustment to the consolidated condensed financial statements was made as a result of the change in the conversion price.

May 2018 SPA Amendment, Series F Preferred Stock and Series B Preferred Stock

May 2018 SPA Amendment

On May 15, 2018, in a private placement offering, the Company issued (i) 5% Secured Convertible Notes (the “5% Secured Convertible Notes”) convertible into Common Stock at $12.40 per share, due November 2019, (ii) May 2018 Class A Warrants to purchase 357,863 shares of Common Stock (the “May 2018 Class A Warrants”) and (iii) Class B Warrants to purchase 178,932 shares of Common Stock (the “May 2018 Class B Warrants”).

On July 8, 2019, the Company entered into an amendment (the “May 2018 SPA Amendment”) to the Securities Purchase Agreement, dated as of May 15, 2018, by and between the Company and the purchasers party thereto (the “May 2018 SPA”), to provide for, among other provisions, (i) an update to certain definitions, including the definition of an “Exempt Issuance,” (ii) the waiver of certain provisions regarding restrictions on subsequent equity sales and participation in subsequent financings, and the removal of certain of such provisions upon receipt of shareholder approval (obtained on October 2, 2019), (iii) the amendment to certain provisions of the Class A Warrants issued pursuant to the May 2018 SPA to modify certain provisions in connection with a Notice Failure (as such term is defined in the Class A Warrants), and the reduction in the conversion price of the Class A Warrants issuable pursuant to anti-dilution price protection contained in such Class A Warrants to $2.00 per share following receipt of shareholder approval, which approval was obtained on October 2, 2019, (iv) the cancellation of all outstanding Class B Warrants and (v) the establishment of a new class of preferred stock, designated Series F Convertible Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”) and the issuance of 8,996 shares of such Series F Preferred Stock to the parties to the May 2018 SPA Amendment, which are convertible into Common Stock upon receipt of shareholder approval, which approval was obtained on October 2, 2019.

Certificate of Designation of Series F Preferred Stock

In connection with the May 2018 SPA Amendment, on July 8, 2019, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (the “Series F Certificate of Designation”) establishing and designating the rights, powers and preferences of the Series F Preferred Stock. The Company designated 9,000 shares of Series F Preferred Stock. The Series F Convertible Preferred Stock was recorded at its fair on July 8, 2019 of $1,131 (net of issuance costs of approximately $123,000) in the Company’s consolidated condensed balance sheet as of September 30, 2019. See Note 10. “Stockholders’ Equity” for further discussion.

Certificate of Elimination of Series B Preferred Stock

On July 8, 2019, the Company filed a Certificate of Elimination of Shares of Series B Preferred Stock (the “Certificate of Elimination”) to the Company’s amended and restated certificate of incorporation. The Certificate of Elimination reduced, pursuant to Section 151(g) of the Delaware General Corporation Law, the number of authorized shares of Series B Convertible Preferred Stock of the Company, par value $0.01 per share (the “Series B Preferred Stock”) from 1,609,167 shares to zero shares. Pursuant to the provisions of Section 151(g) of the Delaware General Corporation Law, the 1,609,167 authorized shares of Series B Preferred Stock were eliminated pursuant to the reduction return to the available undesignated preferred stock of the Company and may be re-designated into another series of preferred stock.

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

Liquidity and Going Concern

As of September 30, 2019, we had cash and cash equivalents of $2,432, total current assets of $3,976, total current liabilities of $7,761 and a working capital deficiency of $3,785 as compared to a working capital deficiency of $10,899 as of December 31, 2018.

We have aggressively reduced operating expenses, reducing net cash used in operating activities from continuing operations from $6,129 for the nine months ended September 30, 2018 to $782 for the nine months ended September 30, 2019. While we continue to focus on our overall profitability, we expect to incur net losses in the foreseeable future. As discussed above in our Annual Report on Form 10-K, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2018 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. The receipt of this explanatory paragraph with respect to our financial statements for the year ended December 31, 2018 resulted in a breach of a covenant under the 5% Secured Convertible Notes. No investor provided notice to the Company electing to exercise its right to accelerate payment. We have since renegotiated the terms of the 5% Secured Convertible Notes. (See Note 9. “Long-term Notes and Convertible Notes” to the consolidated condensed financial statements.)

On June 27, 2019, the Company entered into the Third Amendment Agreement to the 5% Secured Convertible Notes (the “Third Amendment”) with the intention of inducing the holders of the 5% Secured Convertible Notes to convert into Common Stock. To induce the holders to convert, the Third Amendment reduced the conversion price of the 5% Secured Convertible Notes to Common Stock from $12.40 per share to $2.48 per share. As a result of the reduction in the conversion price of the 5% Convertible Notes and the associated May 2018 Class A Warrants from $12.40 per share to $2.48 per share on June 27, 2019, the Company recorded a debt conversion expense of $1,547 to account for the additional consideration paid over what was agreed to in the original Convertible Note agreement. The expense was recorded in “Other non-operating income (expense), net” in the consolidated statement of operations and comprehensive loss in the quarter ended June 30, 2019. Some Note holders converted their remaining outstanding principal balances plus accrued interest into 586,359 shares of Common Stock. Any Note holders who did not convert to Common Stock had their 5% Convertible Notes converted into 356,772 Class A Warrants (the “June 2019 Class A Warrants”). The June 2019 Class A Warrants have an exercise price of $0.01 and are otherwise identical in form and substance to the Company's existing May 2018 Class A Warrants. The Company had an independent third party perform an appraisal of the June 2019 Class A Warrants as of June 30, 2019. The June 2019 Class A Warrants were assigned an appraised value of $689. The value of the June 2019 Class A Warrants was recorded as a derivative liability on the consolidated condensed balance sheet and will be marked to market at the end of each quarter. The expense of $689 is included in “Other non-operating income (expense), net” in the consolidated condensed statements of operations and comprehensive loss in the quarter ended June 30, 2019 and is included in our current period year to date results. The June 2019 Class A Warrants were converted into 354,502 shares of Common Stock in July 2019.

We have taken actions to improve our overall cash position and access to liquidity, as discussed above. We continue to execute our strategies to expand and explore strategic partnerships, right-size our corporate structure, and streamline our operations. We expect that the actions taken will enhance our liquidity and financial stability and expect that these actions will be executed in alignment with the anticipated timing of our future liquidity needs. There can be no assurance; however, that any such opportunities will materialize.

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

Effective as of February 11, 2019, Douglas Satzman was appointed by our Board of Directors as our Chief Executive Officer and as a director, filling the position vacated by Mr. Jankowski.

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

Calm Collaboration Agreement

On November 12, 2018, we entered into a Product Sale and Marketing Agreement (the “Collaboration Agreement”) with Calm primarily related to the display, marketing, promotion, offer for sale and sale of Calm’s products in each of our branded stores throughout the United States.

On July 8, 2019, we entered into an Amended and Restated Product Sale and Marketing Agreement with Calm (the “Amended and Restated Collaboration Agreement”), which replaced the previous Collaboration Agreement. The Amended and Restated Collaboration Agreement primarily relates to the display, marketing, promotion, offer for sale and sale of Calm’s products in each of XpresSpa’s stores worldwide. The Amended and Restated Collaboration Agreement shall remain in effect until July 31, 2021, unless terminated earlier in accordance with the Amended and Restated Collaboration Agreement, and automatically renews for successive terms of six months unless either party provides written notice of termination no later than thirty days prior to any such automatic renewal of the Amended and Restated Collaboration Agreement. On October 30, 2019, the Company and Calm entered into an amendment to the Amended and Restated Collaboration Agreement, which provides for the addition of certain Calm branded products, which amendment is attached as Exhibit 10.8 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Our Strategy and Outlook

Same Store Sales

We use GAAP and non-GAAP measurements to assess the trends in our business, including comparable store sales, a non-GAAP measure we define as current period sales from stores opened more than 12 months compared to those same stores’ sales in the prior year period (“Comp Store Sales”). The measurement of Comp Store Sales on a daily, weekly, monthly, quarterly and year-to-date basis provides an additional perspective on XpresSpa’s total sales growth when considering the influence of new unit contribution. Revenue from Comp and Non-Comp Store sales is presented below:

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018			% Inc/(Dec)
	Comp Store	Non-Comp Store	Total	Comp Store	Non-Comp Store	Total	Comp Store
Products and Services	$35,642	$843	$36,485	$34,878	$2,882	$37,760	2.2%

Comp Store Sales increased 2.2% during the nine months ended September 30, 2019 as compared to the same period in 2018. XpresSpa had 51 open locations during the nine months ended September 30, 2019 and 57 open locations during the comparable period of 2018. Comp Store sales increased despite having six fewer stores open primarily due to an increase in the average ticket per transaction and by fixing retail supplier issues and upselling services.

We plan to grow XpresSpa by continuing to focus on spa-level productivity and leveraging retail partnerships to increase units per transaction, which will contribute to the growth of the Comp Store Sales and through the opening of new locations.

Q3 2019 Comp Store Sales and Adjusted EBITDA (loss)

Another non-GAAP measurement we use to assess the trends in our business is Adjusted EBITDA, which we define as earnings before interest, taxes, depreciation and amortization expense, excluding financing costs, acquisition integration costs, other one-time costs and stock-based compensation.

Comp Store Sales and Adjusted EBITDA are supplemental measures of financial performance that are not required by or presented in accordance with GAAP. Reconciliations of operating loss from continuing operations for the three and nine-month periods ended September 30, 2019 to Adjusted EBITDA (loss) are presented in the tables below.

We consider Adjusted EBITDA to be an important indicator for the performance of our business, but not a measure of performance or liquidity calculated in accordance with GAAP. We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as an indicator of our ability to make capital expenditures and finance working capital requirements. We believe that Comp Store Sales and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as us. In particular, we believe that it is useful for analysts and investors to understand these indicators because for Comp Store Sales only comparable sales for stores open at least 12 months are included. Adjusted EBITDA (loss) excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully analyze the performance of our core cash operations. Adjusted EBITDA should not be considered in isolation or as an alternative to cash flow from operating activities or as an alternative to operating income or as an indicator of operating performance or any other measure of performance derived in accordance with GAAP. In evaluating our performance as measured by Comp Store Sales and Adjusted EBITDA, we recognize and consider the limitations of these measurements. Adjusted EBITDA does not reflect our obligations for the payment of income taxes, interest expense, or other obligations such as capital expenditures.

Q3 2019 Adjusted EBITDA (loss)

(amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue
Services	$10,230	$10,391	$30,704	$31,220
Products	2,301	2,531	5,781	6,540
Other	—	—	1,184	800
Total revenue	12,531	12,922	37,669	38,560

Cost of sales
Labor	5,842	5,997	17,507	18,697
Occupancy	1,894	1,996	5,811	6,216
Products and other operating costs	1,953	1,992	5,322	5,208
Total cost of sales	9,689	9,985	28,640	30,121
Depreciation, amortization and impairment
Depreciation and amortization	1,464	1,879	4,692	5,375
Impairment of assets	106	—	936	—
Impairment of goodwill	—	—	—	19,630
Total depreciation, amortization and impairment	1,570	1,879	5,628	25,005

Total general and administrative expense	3,108	3,943	9,204	12,443

Loss from continuing operations	(1,836)	(2,885)	(5,803)	(29,009)
Interest expense	(780)	(624)	(2,052)	(1,212)
Other non-operating income (expense), net	(2,161)	378	(5,817)	877

Loss from continuing operations before income taxes	(4,777)	(3,131)	(13,672)	(29,344)
Income tax benefit	143	66	101	198
Loss from continuing operations	(4,634)	(3,065)	(13,571)	(29,146)
Loss from discontinued operations, net of income taxes	—	—	—	(1,115)
Net loss	(4,634)	(3,065)	(13,571)	(30,261)
Net income attributable to noncontrolling interests	(210)	(122)	(584)	(382)
Net loss attributable to common shareholders	$(4,844)	$(3,187)	$(14,155)	$(30,643)

Operating loss from continuing operations	$(1,836)	$(2,885)	$(5,803)	$(29,009)
Add back:
Depreciation, amortization and impairment of assets	1,570	1,879	5,628	5,375
Financing transaction, acquisition integration and other one-time costs	138	452	363	1,057
Goodwill impairment	—	—	—	19,630
Stock-based compensation expense	35	194	266	765
Less:
Net income attributable to noncontrolling interests	(210)	(3)	(584)	(382)

Adjusted EBITDA (loss)	$(303)	$(363)	$(130)	$(2,564)

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

Other non-operating income (expense), net

Other non-operating income (expense), net includes transaction gains (losses) from foreign exchange rate differences, impairments of cost method investments not related to our primary line of business, bank charges, deposits, as well as fair value adjustments related to our derivative liabilities.

Three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018

Revenue

	Three months ended September 30,
	2019	2018	Inc/(Dec)
Revenue	$12,531	$12,922	$(391)

The decrease in revenue of $391 or 3.0% was primarily due the decrease in the number of spas open during the three months ended September 30, 2019 (51 spas) as compared to the comparable period in 2018 (57 spas).

Cost of sales

	Three months ended September 30,
	2019	2018	Inc/(Dec)
Cost of sales	$9,689	$9,985	$(296)

The decrease in cost of sales of $296 or 3.0% was primarily due in part due to the decrease in revenue and is consistent with initiatives taken by management to streamline processes and reduce store-level costs which included an emphasis on increased productivity of spa personnel and reduced warehousing and shipping charges.

Cost of sales is expected to grow over time as our revenues increase. We expect that total cost of sales as a percentage of revenues will decline gradually over time as a result of the store-level performance improvements which we continue to prioritize.

Depreciation and amortization

	Three months ended September 30,
	2019	2018	Inc/(Dec)
Depreciation and amortization	$1,464	$1,879	$(415)

The decrease of $415 or 22.1% was primarily due to six fewer locations in the current three-month period versus the prior year. Fewer locations result in lower amortization of leasehold improvements.

Impairment of assets

	Three months ended September 30,
	2019	2018	Inc/(Dec)
Impairment of assets	$106	$—	$106

The amount recorded in the current period primarily represents the write down of patent assets that we no longer expect to generate cash flow for the Company.

General and administrative

	Three months ended September 30,
	2019	2018	Inc/(Dec)
General and administrative	$3,108	$3,943	$(835)

The decrease of $835 or 21.2% was primarily due to a reduction of higher paid executive management personnel salaries and related benefits of approximately $620, and a net decrease in professional fees and corporate expenses of approximately $260.

Other non-operating income (expense), net

	Three months ended September 30,
	2019	2018	Inc/(Dec)
Other non-operating income (expense), net	$(2,161)	$378	$(2,539)

Included in other non-operating income (expense), net for the three months ended September 30, 2019 is expense of $1,154 for the issuance of 8,996 shares of Series F Convertible Preferred Stock, which represents the fair value of the shares as of the date issued of July 8, 2019, and expense of $1,512 related to the valuation of the Class A Warrants, partially offset by a $185 gain on the revaluation of the conversion feature and warrants related to the Calm Private Placement (See Note 11. “Derivative Liabilities and Fair Value Measurements” to the Company’s consolidated condensed financial statements for additional information).

The 2018 amount includes a gain on the revaluation of derivative warrants partially offset by the write down of a cost investment.

Interest expense

	Three months ended September 30,
	2019	2018	Inc/(Dec)
Interest expense	$(780)	$(624)	$156

Interest expense increased $156 or 25.0% primarily due to interest and accretion expenses related to the renegotiation of the B3D Note and the issuance of the Calm Note on July 8, 2019, which was more than interest and accretion expenses incurred related to the Company’s 11.24% senior secured note and the 5% Secured Convertible Notes during the comparable prior year period.

Nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018

Revenue

	Nine months ended September 30,
	2019	2018	Inc/(Dec)
Revenue	$37,669	$38,560	$(891)

During the nine-month period ended September 30, 2019, total revenue decreased $891 or 2.3% compared to the nine-month period ended September 30, 2018, primarily due to the decrease in the number of spas open during the nine months ended September 30, 2019 (51 spas) as compared to the comparable prior year period (57 spas).

Cost of sales

	Nine months ended September 30,
	2019	2018	Inc/(Dec)
Cost of sales	$28,640	$30,121	$(1,481)

During the nine-month period ended September 30, 2019, total cost of sales decreased $1,481 or 4.9% compared to the nine-month period ended September 30, 2018. This was primarily due to the decrease in revenue and the impact of initiatives taken by management to streamline processes and reduce store-level costs which included reduced warehousing and shipping charges.

Cost of sales is expected to grow over time as our revenues increase. We expect that total cost of sales as a percentage of revenues will decline gradually over time as a result of the store-level performance improvements which we continue to prioritize.

Depreciation and amortization

	Nine months ended September 30,
	2019	2018	Inc/(Dec)
Depreciation and amortization	$4,692	$5,375	$(683)

During the nine-month period ended September 30, 2019, depreciation and amortization expense decreased $683 or 12.7% due primarily to six fewer locations open during the nine-month period ended September 30, 2019 versus the comparable prior year period. Fewer locations resulted in lower amortization of leasehold improvements.

Impairment of assets

	Nine months ended September 30,
	2019	2018	Inc/(Dec)
Impairment of assets	$936	$—	$936

In July 2019, the lease for our location in the World Trade Center in New York was terminated. As a result, the Company assessed all assets (primarily leasehold improvements) for impairment. This resulted in a charge of approximately $620.

The balance of $316 primarily represents a $210 write-off of work in progress related to the opening of new spas that was started but ultimately deemed not viable of $210 and an $85 write down of patent assets that were no longer expected to generate cash flow for the Company.

Impairment of goodwill

	Nine months ended September 30,
	2019	2018	Inc/(Dec)
Impairment of goodwill	$—	$19,630	$(19,630)

During the first quarter of fiscal year 2018, our stock price declined from an opening price of $1.36 on January 2, 2018 to $0.72 on March 29, 2018. Subsequently, on April 19, 2018, we entered into a separation agreement with our Chief Executive Officer regarding his resignation as Chief Executive Officer and Director. These events were identified by our management as triggering events requiring that goodwill be tested for impairment as of March 31, 2018.  As the stock price had not rebounded, we determined that the impairment related to the three-month period ended March 31, 2018. We performed testing on the estimated fair value of goodwill and, as a result, we recorded an impairment charge of $19,630 to reduce the carrying value of goodwill to its fair value, which was determined to be zero. The impairment to goodwill was a result of the structural changes to the Company, including completion of the transition from a holding company to a pure-play health and wellness company, the change in our Chief Executive Officer and the reduction in our stock price.

General and administrative

	Nine months ended September 30,
	2019	2018	Inc/(Dec)
General and administrative	$9,204	$12,443	$(3,239)

During the nine-month period ended September 30, 2019, general and administrative expenses decreased by $3,239 or 26.0% compared to the nine-month period ended September 30, 2018. This decrease was due primarily to a reduction of higher paid executive management personnel salaries and benefits of approximately $1,500, an overall reduction in corporate overhead expenses and lower professional fees compared to the 2018 period where we incurred professional fees related to the sale of the Company’s Group Mobile division in March 2018.

Interest expense

	Nine months ended September 30,
	2019	2018	Inc/(Dec)
Interest expense	$(2,052)	$(1,212)	$840

Interest expense increased $840 or 69.3% due primarily to six months of interest expense recorded in the 2019 period on our 5% Secured Convertible Notes versus two months of expense recorded in 2018. We also expensed the remaining balance of deferred financing costs as a result of the conversion of the 5% Secured Convertible Notes in June 2019 and recorded accretion of interest expense associated with the 5% Secured Convertible Notes of approximately $800 in 2019, as compared to approximately $500 recorded in the comparable 2018 period.

Other non-operating income (expense), net

	Nine months ended September 30,
	2019	2018	Inc/(Dec)
Other non-operating income (expense), net	$(5,817)	$877	$(6,694)

The following is a summary of the transactions included in other non-operating income (expense), net for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	2018
Debt conversion expense related to conversion of 5% Secured Convertible Notes	$1,547	$—
Loss on revaluation of warrants and conversion options	780	898
Issuance of Series F Preferred Stock	1,131	—
Issuance of warrants	689
Impairment of cost method investments	1,188	—
Other	482	(21)
Total	$5,817	$877

See the notes to the consolidated condensed financial statements for additional information on the above transactions.

Discontinued Operations

In March 2018, we completed the sale of Group Mobile, previously part of our technology operating segment. The results of operations for Group Mobile are presented in the consolidated condensed statements of operations and comprehensive loss as “Loss from discontinued operations, net of income taxes” which totaled $1,115 for nine months ended September 30, 2018.

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for the renovation of our current XpresSpa locations and for new locations. As of September 30, 2019, we had cash and cash equivalents of $2,432. We hold $1,606 of our cash and cash equivalents balance in overseas bank accounts. If we were to distribute the amounts held overseas, we would need to follow an approval and distribution process as it is defined in our operating and partnership agreements, which may delay and/or reduce the availability of cash to us. Our total cash and cash equivalents balance decreased $971 from $3,403 as of December 31, 2018, primarily due to capital expenditures during the nine-month period, distributions to noncontrolling investees, operating activities and debt service payments.

As a result of the refinancing transactions discussion in the Overview section above and disclosed in the notes to the consolidated condensed financial statements, the working capital deficiency was reduced from $10,899 as of December 31, 2018 to $3,785 as of September 30, 2019.

We expect to utilize our cash and cash equivalents, along with cash flows from operations, to provide capital to support the growth of our business, primarily through opening new XpresSpa locations, maintaining our existing XpresSpa locations and supporting corporate functions.

We have taken actions to cure defaults under our debt agreements, improve our overall cash position and our access to liquidity. We continue to expand and explore strategic partnerships, right-size our corporate structure, and streamline our operations. We expect that the actions taken to date will enhance our liquidity and financial stability and expect that these actions will be executed in alignment with the anticipated timing of our liquidity needs. There can be no assurance, however, that any such opportunities will materialize.

Our historical operating results indicate that there is substantial doubt related to the Company’s ability to continue as a going concern. We believe it is probable that the actions discussed above have successfully mitigated the substantial doubt raised by our historical operating results and will satisfy our liquidity needs in the short-term; however, we cannot reasonably predict with any certainty that the results of our planned actions will generate the expected liquidity required to satisfy our liquidity needs for the long-term.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding legal proceedings, see Note 16. “Commitments and Contingencies” in our notes to the consolidated condensed financial statements included in “Item 1. Financial Statements.”

Item 1A.	Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Calm Private Placement

On July 8, 2019, the Company entered into the Calm Purchase Agreement with Calm pursuant to which the Company agreed to sell (i) the Calm Notes, which are convertible into shares of Series E Preferred Stock and (ii) the Calm Warrants. The Company received $2,500 in gross proceeds from the Calm Private Placement. For additional information, see Note 1. “General – Recent Developments.”

B3D Transaction

On July 8, 2019, Holdings entered into the Credit Agreement Amendment to its existing Credit Agreement with B3D in order to, among other provisions, (i) extend the maturity date to May 31, 2021, (ii) reduce the applicable interest rate to 9.0%, and (iii) to amend and restate certain other provisions. The principal amount owed to B3D was increased to $7.0 million, which principal and any interest accrued thereon are convertible, at B3D’s option, into Common Stock subject to receipt of shareholder approval, which approval was obtained on October 2, 2019. For additional information, see Note 1. “General – Recent Developments.”

Series F Preferred Stock

In connection with the May 2018 SPA Amendment, on July 8, 2019, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (the “Series F Certificate of Designation”) establishing and designating the rights, powers and preferences of the Series F Preferred Stock. The Company designated 9,000 shares of Series F Preferred Stock. For additional information, see Note 1. “General – Recent Developments.”

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Amendment to the Certificate of Designation, Preferences, Rights and Limitations of the Series E Convertible Preferred Stock, dated as of July 8, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2019).

3.2	Form of Amendment to the Certificate of Designation, Preferences, Rights and Limitations of the Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2019).

3.3	Form of Certificate of Designation, Preferences, Rights and Limitations of the Series F Convertible Preferred Stock, dated as of July 8, 2019 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2019).

3.4	Certificate of Elimination of Shares of Series B Convertible Preferred Stock, dated as of July 8, 2019 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2019).

4.1	Form of Calm Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2019).

4.2	Form of Calm Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2019).

4.3	Form of B3D Note (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2019).

4.4	Form of December 2016 Warrant Amendment, dated as of July 8, 2019 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2019).

10.1	Form of Calm Securities Purchase Agreement, dated as of July 8, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2019).

10.2	Form of Calm Registration Rights Agreement, dated as of July 8, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2019).

10.3	Fourth Amendment to Credit Agreement, dated as of July 8, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2019).

10.4	Form of B3D Registration Rights Agreement, dated as of July 8, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2019).

10.5	Form of Amendment to May 2018 Securities Purchase Agreement, dated as of July 8, 2019 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2019).

10.6	Amendment to Second Amended and Restated Convertible Promissory Note, dated as of August 22, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2019).

10.7	Amendment No. 3 to Agreement and Plan of Merger, dated as of October 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2019).

10.8*	Amendment to Amended and Restated Product Sale and Marketing Agreement, dated as of October 30, 2019.

31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act, Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herein.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XpresSpa Group, Inc.

Date:	November 14, 2019	By:	/s/ Douglas Satzman
Douglas Satzman
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)