Form 10-K
period 2019-12-31
XpresSpa Group, Inc.
filed 2020-04-20
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 001-34785

XpresSpa Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4988129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

254 West 31st Street, 11th Floor New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 309-7549

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	XSPA	The Nasdaq Stock Market LLC

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of June 28, 2019, the last business day of the registrant’s most recently completed second quarter, was $5,398,950 computed by reference to the closing sale price of $1.94 per share on the Nasdaq Stock Market LLC on June 28, 2019.

As of April 13, 2020, 86,500,160 shares of the registrant's common stock are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III will be included in an amendment to this Annual Report on Form 10-K.

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

These risks and uncertainties, many of which are beyond our control, include, but are not limited to, the following:

●	our ability to continue as a going concern;

●	the adverse effects of public health epidemics, including the recent coronavirus outbreak, on our business, results of operations and financial condition;

●	the decision by our Board of Directors to potentially pursue a restructuring in the event that our process to identify and evaluate potential business alternatives is not successful;

●	our material weakness related to our internal control over financial reporting;

●	constraints associated with our outstanding indebtedness;

●	the impact of our business and asset acquisitions on our operations and operating results including our ability to realize the expected value and benefits of such acquisitions;

●	our ability to develop and offer new products and services;

●	our ability to raise additional capital to fund our operations and business plan and the effects that such financing may have on the value of the equity instruments held by our stockholders;

●	general economic conditions and level of consumer and corporate spending on health and wellness and travel;

●	our ability to secure new locations, maintain existing ones, and ensure continued customer traffic at those locations;

●	our ability to hire a skilled labor force and the costs associated with that labor;

●	our ability to accurately forecast the costs associated with opening new retail locations and maintaining existing ones and the revenue derived from our retail locations;

●	performance by our Airport Concession Disadvantaged Business Enterprise partners on obligations set forth in our joint venture agreements;

●	our ability to protect our confidential information and customers’ financial data and other personal information;

●	failure or disruption to our information technology systems;

●	our ability to retain key members of our management team;

●	the loss of, or an adverse change with regard to, one or more of our significant suppliers, distributors, vendors or other business relationships;

●	unexpected events and trends in the health and wellness and travel industries;

●	market acceptance, quality, pricing, availability and useful life of our products and/or services, as well as the mix of our products and services sold;

●	competitive conditions within our industries;

●	our compliance with laws and regulations in the jurisdictions in which we do business and any changes in such laws and regulations;

●	lawsuits, claims, and investigations that may be filed against us and other events that may adversely affect our reputation; and

●	our ability to protect and maintain our intellectual property rights.

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

PART I

ITEM 1. BUSINESS

Overview

On January 5, 2018, we changed our name to XpresSpa Group, Inc. (“XpresSpa Group” or the “Parent”) from FORM Holdings Corp. We rebranded to XpresSpa Group to align our corporate strategy to build a pure-play health and wellness services company, which commenced following our acquisition of XpresSpa Holdings, LLC (“Holdings” or “XpresSpa”) on December 23, 2016 (XpresSpa Group, Inc. and Holdings consolidated is referred to as the “Company”).

As a result of the transition to a pure-play health and wellness services company, we currently have one operating segment that is also our sole reporting unit, XpresSpa, the leading airport retailer of spa services. XpresSpa offers travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. XpresSpa is a well-recognized airport spa brand with 51 locations, consisting of 46 domestic and 5 international locations as of December 31, 2019.  During 2019 and 2018, XpresSpa generated $48,515,000 and $50,094,000 in revenue, respectively. In 2019 and 2018, approximately 82% of XpresSpa’s total revenue in both years was generated by services, primarily massage and nailcare. In 2019 and 2018, retail products and travel accessories accounted for 15% and 16%, respectively, of revenue and 3% and 2%, respectively, was other revenue.

On July 8, 2019, we entered into an amended and restated product sale and marketing agreement, with Calm, Inc. (“Calm”), a company that has developed the leading app for sleep, meditation and relaxation. The agreement primarily allows for the display, marketing, promotion, offer for sale and sale of Calm’s products in each of our branded stores worldwide. The agreement will remain in effect until July 31, 2021, unless terminated earlier in accordance with the terms of the agreement, and automatically renews for successive terms of six months unless either party provides written notice of termination no later than thirty days prior. On October 30, 2019, we entered into the second amendment to the agreement with Calm, which provides for the addition of other Calm branded products available for sale in XpresSpa spas.

On October 30, 2019, we signed a strategic partnership with Persona™, a Nestlé Health Science company and leading personalized vitamin subscription program, to offer Persona’s products in all of our domestic airport locations with our staff trained on the products by Persona’s nutritionists. Customers are able to purchase three different nutrition packs designed especially for travelers to support relaxation, immunity or jet lag, with customers receiving an exclusive discount on their first order. XpresSpa launched Persona in its airport locations in December 2019.

We own certain patent portfolios, which, in prior years we monetized through sales and licensing agreements. During the year ended December 31, 2018, we determined that our intellectual property operating segment was no longer an area of focus for us and, as such, is no longer reflected as a separate operating segment, as it has not generated any material revenues or operating costs.

In March 2018, we completed the sale of Group Mobile Int’l LLC (“Group Mobile”). This entity was previously included in our technology operating segment. The results of operations for Group Mobile are presented in the consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations.

Our Strategy and Outlook

XpresSpa is a leading airport retailer of spa services and related products. XpresSpa was created for travelers to address the stress and idle time spent at the airport, allowing travelers to spend this time relaxing and focusing on personal care and wellness. We believe that XpresSpa is well positioned to benefit from consumers’ growing interest in health and wellness and increasing demand for spa services and related wellness products. It is a well-recognized and popular airport spa brand with a dominant market share in the United States, nearly three times the number of domestic locations as its closest competitor. Globally, it provides approximately one million services and products per year to its customers. As of December 31, 2019, XpresSpa operated 51 total locations in 25 airports, in three countries including the United States, Netherlands and United Arab Emirates. Key services and products offered include:

●	massage services for the neck, back, feet and whole body;
●	nail care, such as pedicures, manicures and polish changes;
●	travel products, such as neck pillows, blankets and massage tools; and
●	new offerings through its strategic partnerships, such as sleep, meditation and relaxation therapies with Calm.com, vitamin and nutrition products through Persona, cryotherapy services, NormaTec compression services, and Dermalogica personal care services and retail products.

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

Recent Developments

Effects of Coronavirus on Business

On March 11, 2020, the World Health Organization declared the outbreak of the Coronavirus (“COVID-19”), which continues to spread throughout the U.S. and the world, as a pandemic. The outbreak is having an impact on the global economy, resulting in rapidly changing market and economic conditions. Similar to many businesses in the travel sector, our business has been materially adversely impacted by the recent COVID-19 outbreak and associated restrictions on travel that have been implemented. Effective March 24, 2020, we temporarily closed all global spa locations, largely due to the categorization of our spa locations by local jurisdictions as “non-essential services”. We intend to reopen our spa locations and resume normal operations once restrictions on non-essential services are lifted and airport traffic returns to sufficient levels to support our operations.

On March 25, 2020, we announced that during such period as we remain unable to reopen our spa locations for normal operations, we were advancing conversations with certain COVID-19 testing partners to develop a model for testing in U.S. airports.

The temporary closing of our global spa operations has had a materially adverse impact on our cash flows from operations and caused a liquidity crisis.  As a result, management has concluded that there was a long-lived asset impairment triggering event during the first quarter of 2020, which will result in management performing an impairment evaluation of certain of our long-lived asset balances (primarily leasehold improvements and right of use lease assets totaling approximately $16,318,000 as of December 31, 2019). This could lead to us recording an impairment charge during the first quarter of 2020. The full extent to which COVID-19 will impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact.

We are currently seeking sources of capital to help fund our business operations during the COVID-19 crisis. We have been able to secure financing during 2020 totaling gross proceeds of approximately $9,440,000 by obtaining a cash advance on our accounts receivable balances, a loan from our senior secured lender, B3D, LLC (“B3D”), and through common stock offerings (see further discussion below). Depending on the impact of the COVID outbreak on our operations and cash position, we may need to obtain additional financing. If we need to obtain additional financing in the future and are unsuccessful, we may be required to curtail or terminate some or all of our business operations and cause our Board of Directors to possibly pursue a restructuring, which may include a reorganization or bankruptcy under Federal bankruptcy laws, or a dissolution, liquidation and/or winding up of the Company.

CEO Transition

On February 8, 2019, Edward Jankowski resigned as our Chief Executive Officer and as a director.

Effective as of February 11, 2019, Douglas Satzman was appointed by our Board of Directors as our Chief Executive Officer and as a director to fill the position vacated by Mr. Jankowski.

Evaluation and Right Sizing of the Portfolio

Among the first initiatives of Mr. Satzman was a critical evaluation of the profitability and strategic fit of the portfolio of spas. Consequently, a determination was made to close nine underperforming and strategically mismatched spas, or approximately 20% of the spa portfolio, while focusing efforts and capital on the performing spas, renovations of existing spas and expansion of the spa portfolio into new airports and terminals.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments and Liquidity and Going Concern” sections in this Annual Report on Form 10-K for further discussion.

Competition

XpresSpa operated 51 locations, which includes 46 domestic locations and 5 international locations as of December 31, 2019. Our domestic units operate within many of the largest and most heavily trafficked airports in the United States. The balance of the domestic market is highly fragmented and is represented largely by small, privately-owned entities.  The largest domestic competitor operates 15 locations in nine airports in the United States.

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

XpresSpa was developed to address the stressful and idle time spent at the airport, allowing travelers to spend this time productively, by relaxing and focusing on personal care and wellness. We believe that XpresSpa is well positioned to benefit from consumers’ growing interest in health and wellness and increasing demand for spa services and related wellness products.

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

Equally as important to the industry growth is XpresSpa’s flexible, valuable and desirable retail format and footprint within the airport retail segment. XpresSpa opens multiple locations annually, which have ranged in size from 200 square feet to 2,600 square feet, with a typical size of approximately 800 square feet. XpresSpa is able to adapt its operating model to almost any size location available in space constrained airports. This increased flexibility compared to other retail concepts allows XpresSpa to operate multiple stores within an airport, from which it enjoys synergies due to shared labor between stores.

XpresSpa believes that its operating metrics represent an attractive return on invested capital and, as a result, is pursuing new locations at airports and terminals around the country. Historically, XpresSpa has won the majority of all requests for proposal (“RFP”) in which it has participated.

Normal market conditions and behavior have been negatively impacted by the recent outbreak of COVID-19. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The outbreak is having an impact on the global economy, resulting in rapidly changing market and economic conditions. Similar to many businesses in the travel sector, our business has been materially adversely impacted by the recent COVID-19 outbreak and associated restrictions on travel that have been implemented. Effective March 24, 2020, we temporarily closed all global spa locations, largely due to the categorization of our spa locations by local jurisdictions as “non-essential services”. We believe the market conditions will return to normal and we intend to reopen our spa locations and resume normal operations once the restrictions on non-essential services are lifted and airport traffic returns to sufficient levels to support our operations.

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

Airport authorities in the United States frequently require that our airport concessions meet minimum Airport Concession Disadvantaged Business Enterprise ("ACDBE") participation requirements. The Department of Transportation’s (“DOT”) ACDBE program is implemented by recipients of DOT Federal Financial Assistance, including airport agencies that receive federal funding. The ACDBE program is administered by the Federal Aviation Administration (“FAA”), state and local ACDBE certifying agencies and individual airports. The ACDBE program is designed to help ensure that small firms owned and controlled by socially and economically disadvantaged individuals can compete for airport contracting and concession opportunities in domestic passenger service airports. The ACDBE regulations require that airport recipients establish annual ACDBE participation goals, review the scope of anticipated large prime contracts throughout the year, and establish contract specific ACDBE participation goals. We generally meet the contract specific goals through an agreement providing for co-ownership of the retail location with a disadvantaged business enterprise. Frequently, and within the guidelines issued by the FAA, we may lend money to ACDBEs in connection with concession agreements in order to help the ACDBE fund the capital investment required under a concession agreement. The rules and regulations governing the certification of ACDBE participation in airport concession agreements are complex, and ensuring ongoing compliance is costly and time consuming. Further, if we fail to comply with the minimum ACDBE participation requirements in our concession agreements, we may be held responsible for breach of contract, which could result in the termination of a concession agreement and monetary damages. See “Item 1A. Risk Factors – Risks Related to our Business Operations – Failure to comply with minimum airport concession disadvantaged business enterprise participation goals and requirements could lead to lost business opportunities or the loss of existing business.”

We are subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986, the Occupational Safety and Health Act, the Family and Medical Leave Act, the Affordable Care Act, the Healthcare Insurance Portability and Accountability Act and various federal and state laws governing matters such as minimum wages, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements and other working conditions. We are also subject to the Americans with Disabilities Act, which prohibits discrimination on the basis of disability in public accommodations and employment, which may require us to design or modify our concession locations to make reasonable accommodations for disabled persons.

We are also subject to certain truth-in-advertising, general customs, consumer and data protection, product safety, workers’ health and safety and public health rules that govern retailers in general, as well as the merchandise sold within the various jurisdictions in which we operate.

The continued listing standards of Nasdaq provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days or if stockholders’ equity is less than $2,500,000. As of December 31, 2019, our stockholders’ equity balance was in a deficit position. On January 2, 2020, we received a deficiency letter from The Nasdaq Stock Market which provided us a grace period of 180 calendar days, or until June 30, 2020, to regain compliance with the minimum bid price requirement.

Employees

As of March 15, 2020, we had approximately 507 full-time and 221 part-time employees. XpresSpa had approximately 10 employees in San Francisco International Airport, who are represented by a labor union and are covered by a collective bargaining agreement. XpresSpa had approximately 24 employees in Los Angeles International Airport, who are represented by a labor union and are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

Effective March 24, 2020, we temporarily closed all global locations and furloughed the majority of its employees, largely due to the categorization of our spa locations by local jurisdictions as “non-essential services” in connection with the outbreak of COVID-19. We intend on reinstating the furloughed employees when restrictions related to non-essential services are relaxed and/or eliminated.

Corporate Information

On January 5, 2018, we changed our name to XpresSpa Group, Inc. from FORM Holdings Corp. as part of a rebranding that aligned our corporate strategy to build a pure-play health and wellness services company. Our Common Stock, par value $0.01 per share, which was previously listed under the trading symbol “FH” on the Nasdaq Capital Market, has been listed under the trading symbol “XSPA” since January 8, 2018. Our principal executive offices are located at 254 West 31st Street, 11th Floor, New York, New York 10001. Our telephone number is (212) 309-7549 and our website address is www.xpresspagroup.com. We also operate the website www.xpresspa.com. References in this Annual Report on Form 10-K to our website address does not constitute incorporation by reference of the information contained on the website. We make our filings with the Securities and Exchange Commission, or the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and amendments to the foregoing reports, available free of charge on or through our website as soon as reasonably practicable after we file these reports with, or furnish such reports to, the SEC. In addition, we post the following information on our website:

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

The audited financial statements included in this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2019 and 2018 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our recurring losses from operations and working capital deficiency. The inclusion of a going concern explanatory paragraph in future reports of our independent auditors may make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we might obtain.

The recent COVID-19 outbreak was declared a pandemic by the World Health Organization on March 11, 2020 and has rapidly spread to the United States and many other parts of the world and may continue to adversely affect our business operations, employee availability, financial condition, liquidity and cash flow for an extended period of time.

The COVID-19 outbreak is having an impact on the global economy, resulting in rapidly changing market and economic conditions. Similar to many businesses in the travel sector, our business has been materially adversely impacted by the recent COVID-19 outbreak due to the restrictions on travel that have been implemented. Effective March 24, 2020, we temporarily closed all global spa locations, largely due to the categorization of our spa locations by local jurisdictions as “non-essential services” in connection with the outbreak of COVID-19. This has had a materially adverse impact on our cash flows from operations and caused a liquidity crisis. Ongoing significant reductions in business related activities could result in further loss of sales and profits and other material adverse effects. The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments, including new information that may emerge concerning the severity and action taken to contain or prevent further spread within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. As the outbreak of COVID-19 continues to spread rapidly in the U.S. and globally, related government and private sector responsive actions may continue to adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. If the COVID-19 outbreak continues and persists for an extended period of time, we expect there will be significant and material disruptions to our operations, which will have a material adverse effect on our business, financial condition and results of operations.

If our process to identify and evaluate potential business alternatives, including identifying appropriate financing, is not successful, our Board of Directors may decide to pursue a restructuring, which may include a reorganization or bankruptcy under Federal bankruptcy laws, or a dissolution, liquidation and/or winding up of our Company.

There can be no assurance that the process to identify and evaluate potential business alternatives, including identifying appropriate financing, will result in a successful alternative for our business. If no transactions with respect to potential business alternatives are identified and completed, our Board of Directors may decide to pursue a restructuring, which may include a reorganization or bankruptcy under Federal bankruptcy laws, or a dissolution, liquidation and/or winding up of the Company. If our Board of Directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provisions for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) obligations under our employment agreements with certain members of management that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our Company, (ii) various claims and legal actions arising in the ordinary course of business and (iii) non-cancelable lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our Company. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our secured and unsecured debt and our Common Stock may lose their entire investment in the event of a reorganization, bankruptcy, liquidation, dissolution or winding up of our Company.

In connection with the preparation of our annual financial statements for the year ended December 31, 2019, we identified a material weakness in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our results of operations and financial position.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. In connection with our audit of the year ended December 31, 2019, we identified a material weakness in our internal controls over our financial close and reporting process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Our management has concluded that additional formal procedures need to be put in place in the financial close and reporting process to ensure that appropriate reviews occur on all financial reporting analysis in a timely manner. We also concluded that we did not maintain a sufficient complement of corporate employee personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately. As this deficiency created a reasonable possibility that a material misstatement would not have been prevented or detected in a timely basis, management concluded that the control deficiency represented a material weakness and accordingly our internal control over financial reporting was not effective as of December 31, 2019.

We are still considering the full extent of the procedures to implement in order to remediate the material weakness described above. Our preliminary remediation plan, complimented by our existing outsourced internal audit procedures, includes implementing a more robust review process, an increase in the supervision and monitoring of the financial reporting processes and our accounting personnel, and implementing better controls over calculations, analysis and conclusions associated with non-routine transactions at a more precise level.

We cannot assure you that any of our remedial measures will be effective in resolving this material weakness. If our management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if additional material weaknesses in our internal controls are identified in the future, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could adversely affect our results of operations and financial condition.

Our business and financial condition could be constrained by XpresSpa’s outstanding debt, including the impact of the receipt of an explanatory paragraph with respect to our financial statements for the years ended December 31, 2019 and 2018, indicating that there is substantial doubt about our ability to continue as a going concern.

XpresSpa is obligated under a credit agreement and convertible secured promissory note payable to B3D, LLC (“B3D”) of approximately $3,547,000 as of April 13, 2020, with a maturity date of May 31, 2021 (the “Senior Secured Note”). The Senior Secured Note accrues interest of 9.0% per annum. XpresSpa is obligated to make periodic interest payments on such debt obligations in cash, shares of our Common Stock, or a combination thereof. While we do not anticipate failing to make any such payments, the failure to do so may result in the default of loan obligations, leading to financial and operational hardship. XpresSpa has granted B3D a security interest in all of its tangible and intangible personal property to secure its obligations under the Senior Secured Note. The Senior Secured Note is an outstanding obligation of XpresSpa but is guaranteed by us.

As discussed above and elsewhere in this Annual Report on Form 10-K, the report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2019 and 2018 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. The receipt of this explanatory paragraph with respect to our financial statements for the years ended December 31, 2019 and 2018 will result in a breach of a covenant under the Senior Secured Note which, if unremedied for a period of 30 days after the date hereof, will constitute an event of default under the Senior Secured Note. Upon the occurrence of an event of default under the Senior Secured Note, B3D may, among other things, declare the Senior Secured Note and all accrued and unpaid interest thereon and all other amounts owing under the Senior Secured Note to be due and payable.

The Company is also obligated under an unsecured subordinated note to Calm of approximately $2,500,000. The Calm Note will mature on May 31, 2022, and bears interest at a rate of 5% per annum, subject to increase in the event of default. The Calm Note is convertible at any time, in whole or in part, at the option of Calm into shares of Series E Preferred Stock at a conversion price equal to $0.27125 per share after giving effect to certain anti-dilution adjustments. Interest on the Calm Note is payable in arrears and may be paid in cash, shares of Series E Preferred Stock or a combination thereof.

If we fail to meet certain conditions under the terms of our outstanding indebtedness, we will be obligated to repay in cash any principal amount, interest and any other sum that remains outstanding. If the maturity date of our indebtedness is accelerated as a result of an event of default, the outstanding principal amount, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash.

We may not be able to raise additional capital. Moreover, additional financing may have an adverse effect on the value of the equity instruments held by our stockholders.

We will need additional funds to respond to business opportunities and challenges, including our ongoing operating expenses, protection of our assets, development of new lines of business and enhancement of our operating infrastructure. While we will need to seek additional funding, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our Common Stock. We may also seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our business plans. Any such financing that we undertake will likely be dilutive to our current stockholders.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, our estimated aggregate total net operating loss carryforwards (“NOLs”) were $182,327,000 for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $31,401,000 for U.S. federal purposes with an indefinite life due to new regulations in the Tax Cuts and Jobs Act of 2017. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain stockholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Additionally, the Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, the Company’s ability to utilize all such NOL and credit carryforwards may be limited. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 and includes favorable changes to tax law and incentives for businesses impacted by COVID-19. However, we do not anticipate the income tax law changes and incentives will have a material impact on our results of operations or financial position.

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

XpresSpa depends upon a large number of airplane travelers with the propensity for health and wellness, and in particular spa treatments and products, spending significant time post-security clearance check points.

If the number of airline travelers decreases, if the time that these travelers spend post-security decreases, and/or if travelers ability or willingness to pay for XpresSpa’s products and services diminishes, this could have an adverse effect on XpresSpa’s growth, business activities, cash flow, financial condition and results of operations. Some reasons for these events could include:

•	the impact of a public health epidemic, including the novel coronavirus (“COVID-19”), which has interfered and may continue to interfere with our ability, or the ability of our employees, workers, contractors, suppliers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. A public health epidemic, including the coronavirus, poses the risk of disruptions from the temporary closure of third-party suppliers and manufacturers, restrictions on the shipment of our products, restrictions on our employees' and other service providers' ability to travel, the decreased willingness or ability of our customers to travel or to utilize our services and shutdowns that may be requested or mandated by governmental authorities. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others;

•

the temporary closure of our spa locations, largely due to the categorization of such spa locations by local jurisdictions as “non-essential services” in connection with the recent outbreak of COVID-19;

•	terrorist activities (including cyber-attacks) impacting either domestic or international travel through airports where XpresSpa operates, causing fear of flying, flight cancellations, or an economic downturn, or any other event of a similar nature, even if not directly affecting the airline industry, may lead to a significant reduction in the number of airline passengers;

•	a decrease in business spending that impacts business travel, such as a recession;

•	a decrease in consumer spending that impacts leisure travel, such as a recession or a stock market downturn or a change in consumer lending regulations impacting available credit for leisure travel;

•	an increase in airfare prices that impacts the willingness of air travelers to fly, such as an increase in oil prices or heightened taxation from federal or other aviation authorities;

•	severe weather, ash clouds, airport closures, natural disasters, strikes or accidents (airplane or otherwise), causing travelers to decrease the amount that they fly and any of these events, or any other event of a similar nature, even if not directly affecting the airline industry, may lead to a significant reduction in the number of airline passengers;

•	scientific studies that malign the use of spa services or the products used in spa services, such as the impact of certain chemicals and procedures on health and wellness; or

•	streamlined security screening checkpoints, which could decrease the wait time at checkpoints and therefore the time air travelers budget for spending time at the airport.

Further, any disruption to, or suspension of services provided by airlines and the travel industry as a result of financial difficulties, labor disputes, construction work, increased security, changes to regulations governing airlines, mergers and acquisitions in the airline industry and challenging economic conditions causing airlines to reduce flight schedules or increase the price of airline tickets could negatively affect the number of airline passengers.

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

Our success is dependent on our ability to maintain and renew our existing business relationships and to establish new business relationships. There can be no assurance that our management will be able to maintain such business relationships or enter into or maintain new business contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on our business, financial condition, or results of operations.

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

Further, damage or disruption to our supply chain due to any of the following could impair our ability to sell our products: adverse weather conditions or natural disaster, government action, fire, terrorism, cyber-attacks, the outbreak or escalation of armed hostilities, pandemics, industrial accidents or other occupational health and safety issues, strikes and other labor disputes, customs or import restrictions or other reasons beyond our control or the control of our suppliers and business partners. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

XpresSpa’s operating results may fluctuate significantly due to certain factors, some of which are beyond its control.

XpresSpa’s operating results may fluctuate from period to period significantly because of several factors, including:

•	the timing and size of new unit openings, particularly the launch of new terminals;

•	passenger traffic and seasonality of air travel;

•	changes in the price and availability of supplies;

•	macroeconomic conditions, nationally locally and internationally;

•	changes in consumer preferences and competitive conditions;

•	expansion to new markets and new locations; and

•	increases in infrastructure costs, including those costs associated with the build-out of new concession locations and renovating existing concession locations.

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

In particular, new concessions and acquisitions, and in some cases future expansions and remodeling of existing concessions, could pose numerous risks to our operations, including that we may:

●	have difficulty integrating operations or personnel;

●	incur substantial unanticipated integration costs;

●	experience unexpected construction and development costs and project delays;

●	face difficulties associated with securing required governmental approvals, permits and licenses (including construction permits) in a timely manner and responding effectively to any changes in federal, state or local laws and regulations that adversely affect our costs or ability to open new concessions;

●	have challenges identifying and engaging local business partners to meet ACDBE requirements in concession agreements;

●	not be able to obtain construction materials or labor at acceptable costs;

●	face engineering or environmental problems associated with our new and existing facilities;

●	experience significant diversion of management attention and financial resources from our existing operations in order to integrate expanded, new or acquired businesses, which could disrupt our ongoing business;

●	lose key employees, particularly with respect to acquired or new operations;

●	have difficulty retaining or developing acquired or new business customers;

●	impair our existing business relationships with suppliers or other third parties as a result of acquisitions;

●	fail to realize the potential cost savings or other financial benefits and/or the strategic benefits of acquisitions, new concessions or remodeling; and

●	incur liabilities from the acquired businesses and we may not be successful in seeking indemnification for such liabilities.

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

Market opportunity estimates and growth forecasts are subject to uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Annual Report on Form 10-K relating to the size and expected growth of the travel retail market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all. The principal assumptions relating to our market opportunity include projected growth in the travel retail market and our share of the market. If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.

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

As of March 15, 2020, XpresSpa had approximately 507 full-time and 221 part-time employees in its locations. Excluding some dedicated retail staff, the majority of these employees are licensed to perform spa services, and hold such licenses as masseuses, nail technicians, aestheticians, barbers and master barbers. The demand for these licensed technicians has been increasing as more consumers gravitate to health and wellness treatments such as spa services. XpresSpa competes not only with other airport-based spa companies but with spa companies outside of the airport for this skilled labor force. In addition, all staff hired by XpresSpa must pass the background checks and security clearances necessary to work in airport locations. If XpresSpa is unable to attract and retain qualified staff to work in its airport locations, its ability to operate will be impacted negatively.

Effective March 24, 2020, we temporarily closed all global locations and furloughed the majority of our employees, largely due to the categorization of such spa locations by local jurisdictions as “non-essential services” in connection with the outbreak of COVID-19. We intend on reinstating the furloughed employees when restrictions related to non-essential services are relaxed and/or eliminated, but there can be no assurances that such employees will return to our locations in a timely manner or at all.

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

XpresSpa depends on a high volume of air travelers in its terminals. It is possible that a terminal in which XpresSpa operates could become subject to a lower volume of air travelers, which would significantly impact traffic near and around XpresSpa locations and therefore its total addressable market. Lower volume in a terminal could be caused by:

●	terminal construction that results in the temporary or permanent closure of a unit, or adversely impacts the volume or pattern of traffic flows within an airport;

●	an airline utilizing an airport in which XpresSpa operates could abandon that airport or an individual terminal in favor of other airports or terminals, or because it is contracting operations; or

●	adverse weather conditions could cause damage to the terminal or airport in which XpresSpa operates, resulting in the temporary or permanent closure of a unit.

We are dependent on our local partners.

Our local partners, including our ACDBE partners, maintain ownership interests in certain of our locations. Our participation in these operating entities differs from market to market. While the precise terms of each relationship vary, our local partners may have control over certain portions of the operations of these concessions. The stores are operated pursuant to the applicable joint venture agreement governing the relationship between us and our local partner. Generally, these agreements also provide that strategic decisions are to be made by a committee comprised of us and our local partner. These concessions involve risks that are different from the risks involved in operating a concession independently, and include the possibility that our local partners:

●	are in a position to take action contrary to our instructions, our requests, our policies, our objectives or applicable laws;

●	take actions that reduce our return on investment;

●	go bankrupt or are otherwise unable to meet their capital contribution obligations;

●	have economic or business interests or goals that are or become inconsistent with our business interests or goals; or

●	take actions that harm our reputation or restrict our ability to run our business.

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

Continued minimum wage increases could negatively impact XpresSpa’s cost of labor.

XpresSpa compensates its licensed technicians via a formula that includes commissions. As a result, an increase in the minimum wage could increase XpresSpa’s cost of labor and have an adverse impact on our business, financial condition and results of operations.

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

Patent litigation is inherently risky, and the outcome is uncertain. Some of the parties that we believe infringe on our patents are large and well-financed by companies with substantially greater resources than ours. We believe that these parties may devote a substantial amount of resources in an attempt to avoid or limit a finding that they are liable for infringing on our patents or, in the event liability is found, to avoid or limit the amount of associated damages. In addition, there is a risk that these parties may file reexaminations or other proceedings with the USPTO or other government agencies in the United States or abroad in an attempt to invalidate, narrow the scope or render unenforceable the patents we own. In addition, as part of our ongoing legal proceedings, the validity and/or enforceability of our patents-in-suit is often challenged in a court or an administrative proceeding.

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

In addition, the acquisition of a patent portfolio is subject to a number of risks, including, but not limited to the following:

●	There is a significant time lag between acquiring a patent portfolio and recognizing revenue from those patent assets, if at all. During that time lag, material costs are likely to be incurred that would have a negative effect on our results of operations, cash flows and financial position.

●	The integration of a patent portfolio is a time consuming and expensive process that may disrupt our operations. If our integration efforts are not successful, our results of operations could be harmed. In addition, we may not achieve anticipated synergies or other benefits from such acquisition.

Therefore, there is no assurance that we will be able to monetize an acquired patent portfolio and recoup our investment.

We and our subsidiaries have been, are, and may become involved in litigation that could divert management’s attention and harm our businesses.

Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our businesses. We may be exposed to claims against us even if no wrongdoing has occurred. Responding to such claims, regardless of their merit, can be time consuming, costly to defend, disruptive to our management’s attention and to our resources, damaging to our reputation and brand, and may cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations.

New legislation, regulations or court rulings related to enforcing patents could harm our business and operating results.

Intellectual property is the subject of intense scrutiny by the courts, legislatures and executive branches of governments around the world. Various patent offices, governments or intergovernmental bodies may implement new legislation, regulations or rulings that impact the patent enforcement process, or the rights of patent holders and such changes could negatively affect licensing efforts and/or litigations. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect our ability to assert our patent or other intellectual property rights.

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

Our failure or inability to protect the trademarks or other proprietary rights we use or claims of infringement by us of rights of third parties, could adversely affect our competitive position or the value of our brands.

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

The stock market has experienced significant price and volume fluctuations, which have affected the market price of many companies in ways that may have been unrelated to those companies’ operating performance. Furthermore, we believe that our stock price may reflect certain future growth and profitability expectations. If we fail to meet these expectations, then our stock price may significantly decline, which could have an adverse impact on investor confidence. We believe that various factors may cause the market price of our Common Stock to fluctuate, perhaps substantially, including, among others, the following:

●	the effects that COVID-19 might have on our results of operations and financial position;

●	additions to or departures of our key personnel;

●	announcements of innovations by us or our competitors;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, capital commitments, or new technologies;

●	new regulatory pronouncements and changes in regulatory guidelines;

●	developments or disputes concerning our patents and efforts in licensing and/or enforcing our patents;

●	lawsuits, claims, and investigations that may be filed against us, and other events that may adversely affect our reputation;

●	changes in financial estimates or recommendations by securities analysts; and

●	general and industry-specific economic conditions.

Future sales of our shares of Common Stock by our stockholders could cause the market price of our Common Stock to drop significantly, even if our business is otherwise performing well.

As of April 13, 2020, we have 86,500,160 shares of Common Stock issued and outstanding, excluding shares of Common Stock issuable upon exercise of warrants, options or restricted stock units, or preferred stock on an as-converted basis. As shares saleable under Rule 144 are sold or as restrictions on resale lapse, the market price of our Common Stock could drop significantly if the holders of shares of restricted stock sell them or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well.

The exercise of a substantial number of warrants or options by our security holders may have an adverse effect on the market price of our Common Stock.

Should our warrants outstanding as of April 13, 2020 be exercised, there would be an additional 27,009,331 shares of Common Stock eligible for trading in the public market. The incentive equity instruments granted to our management, employees, directors and consultants are subject to acceleration of vesting of 75% and 100% (according to the agreement signed with each grantee) upon a subsequent change of control. Such securities, if exercised, will increase the number of issued and outstanding shares of our Common Stock. Therefore, the sale of the shares of Common Stock underlying the warrants and options could have an adverse effect on the market price for our securities and/or on our ability to obtain future financing.

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

From time to time, we provide preliminary financial results or forward-looking financial guidance, to our investors. Such statements are based on our current views, expectations and assumptions that may not prove to be accurate and may vary from actual results and involve known and unknown risks and uncertainties that may cause actual results, performance, achievements or share prices to be materially different from any future results, performance, achievements or share prices expressed or implied by such statements. Such risks and uncertainties include the risk factors contained herein. If we fail to meet our projections and/or other financial guidance for any reason, our stock price could decline.

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

The market price for our shares of Common Stock historically has been highly volatile, and the market for our shares has from time to time experienced significant price and volume fluctuations, based both on our operating performance and for reasons that appear to be unrelated to our operating performance. The market price of our shares of Common Stock may fluctuate significantly in response to a number of factors, including:

●	the impact of COVID-19 on our business, financial condition, results of operations and cash flows;

●	the level of our financial resources;

●	our ability to develop and introduce new products and services;

●	developments concerning our intellectual property rights generally or those of us or our competitors;

●	our ability to raise additional capital to fund our operations and business plan and the effects that such financing may have on the value of the equity instruments held by our stockholders;

●	our ability to retain key personnel;

●	general economic conditions and level of consumer and corporate spending on health and wellness, and travel;

●	our ability to hire a skilled labor force and the costs associated;

●	our ability to secure new retail locations, maintain existing ones, and ensure continued customer traffic at those locations;

●	changes in securities analysts’ estimates of our financial performance or deviations in our business and the trading price of our Common Stock from the estimates of securities analysts;

●	our ability to protect our customers’ financial data and other personal information;

●	the loss of one or more of our significant suppliers;

●	unexpected trends in the health and wellness and travel industries and potential technology and service obsolescence;

●	market acceptance, quality, pricing, availability and useful life of our products and/or services, as well as the mix of our products and services sold; and

●	lawsuits, claims, and investigations that may be filed against us and other events that may adversely affect our reputation.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our Common Stock.

The continued listing standards of Nasdaq provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days or if stockholders’ equity is less than $2,500,000. As of December 31, 2019, our stockholders’ equity balance was in a deficit position. On January 2, 2020, we received a deficiency letter from The Nasdaq Stock Market which provided us a grace period of 180 calendar days, or until June 30, 2020, to regain compliance with the minimum bid price requirement. If we fail to regain compliance on or prior to June 30, 2020, we may be eligible for an additional 180-day compliance period. Additionally, if we fail to comply with any other continued listing standards of Nasdaq, our Common Stock will also be subject to delisting. If that were to occur, our Common Stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Common Stock. This would significantly and negatively affect the ability of investors to trade our securities and would significantly and negatively affect the value and liquidity of our Common Stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our Common Stock. If we seek to implement a reverse stock split in order to remain listed on The Nasdaq Capital Market, the announcement and/or implementation of a reverse stock split could significantly negatively affect the price of our Common Stock.

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

Our Common Stock has historically traded in low volumes. We cannot predict whether an active trading market for our Common Stock will ever develop. Even if an active trading market develops, the market price of our Common Stock may be significantly volatile.

Historically, our Common Stock has experienced a lack of consistent trading liquidity. In the absence of an active trading market you may have difficulty buying and selling our Common Stock at all or at the price you consider reasonable; and market visibility for shares of our Common Stock may be limited, which may have a depressive effect on the market price for shares of our Common Stock and on our ability to raise capital or make acquisitions by issuing our Common Stock.

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

Pursuant to the terms of the shares of Series E Preferred Stock, on the seven-year anniversary of the initial issuance date of the shares of Series E Preferred Stock (which is November 14, 2025 in the case the 645,161 shares of Series E Preferred Stock issued on November 14, 2018 and December 28, 2025 in the case of the 322,581 shares of Series E Preferred Stock issued on December 28, 2018), we may repay each share of Series E Preferred Stock, at our option, in cash, by delivery of shares of Common Stock or through any combination thereof. If we elect to make a payment, or any portion thereof, in shares of Common Stock, the Base Shares will be based on the Base Price plus the Premium Shares, calculated as follows: (i) if the Base Price is greater than $180.00, no Premium Shares shall be issued, (ii) if the Base Price is greater than $140.00 and equal to or less than $180.00, an additional number of shares equal to 5% of the Base Shares shall be issued, (iii) if the Base Price is greater than $120.00 and equal to or less than $140.00, an additional number of shares equal to 10% of the Base Shares shall be issued, (iv) if the Base Price is greater than $100.00 and equal to or less than $120.00, an additional number of shares equal to 20% of the Base Shares shall be issued and (v) if the Base Price is less than or equal to $100.00, an additional number of shares equal to 25% of the Base Shares shall be issued. Accordingly, if the volume weighted average price per share of our Common Stock is below $180.00 per share as of the time of repayment and we exercise the option to make such repayment in shares of our Common Stock, a large number of shares of our Common Stock may be issued to the holders of shares of Series E Preferred Stock upon maturity which may have a negative effect on the trading price of our Common Stock.

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

The potential issuance of a large number of shares of Common Stock upon the conversion of our Series F Convertible Preferred Stock (the “Series F Preferred Stock”) may have a negative effect on the trading price of our Common Stock as well as a dilutive effect.

Each share of Series F Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the stated value of the Series F Preferred Stock (plus any accrued but unpaid dividends) by the Series F conversion price in effect at the time of conversion. The Series F conversion price was initially equal to $2.00 per share but was subsequently reduced to $0.175 per share.  As of April 13, 2020, there were 1,531 shares of Series F Preferred Stock outstanding, which were convertible into 874,858 shares of Common Stock.  The issuance of a large number of shares of Common Stock upon conversion of the Series F Preferred Stock could cause substantial dilution to our existing stockholders and could depress the market price of our Common Stock.

Having availed ourselves of scaled disclosure available to smaller reporting companies, we cannot be certain if such reduced disclosure will make our Common Stock less attractive to investors.

Under Section 12b-2 of the Exchange Act, a “smaller reporting company” is a company that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company, and has a public float of less than $250 million and annual revenues of less than $100 million during the most recently completed fiscal year. Similar to emerging growth companies, smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2019, XpresSpa had 51 Company-operated stores in 25 airports, in the United States, Netherlands and United Arab Emirates. All of the stores as of that date were leased, typically with one or two renewal options after the initial term. Economic terms vary by type and location of store and, on average, the lease terms are 5-8 years with several stores operating on a month-to-month basis.

In October 2019, we relocated our Global Support Center from 780 Third Avenue to 254 West 31st Street in New York City. The sublease expires in September 2023. The new Global Support Center houses all corporate employees. We believe that our facility is adequate to accommodate our business needs.

ITEM 3. LEGAL PROCEEDINGS

Litigation and legal proceedings

Certain of our outstanding legal matters include speculative claims for substantial or indeterminate amounts of damages. We regularly evaluate developments in our legal matters that could affect the amount of any potential liability and makes adjustments as appropriate. Significant judgment is required to determine both the likelihood of there being any potential liability and the estimated amount of a loss related to our legal matters.

With respect to our outstanding legal matters, based on our current knowledge, our management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, we have recorded a liability of approximately $1,800,000 for all outstanding legal matters as of December 31, 2019 which is included in “Accounts payable, accrued expenses and other current liabilities” in the consolidated balance sheet.

Our expenses legal fees in the period in which they are incurred.

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

On January 3, 2017, XpresSpa filed a lawsuit in the Supreme Court of the State of New York, County of New York, against Cordial and several related parties. The lawsuit alleges breach of contract, unjust enrichment, breach of fiduciary duty, fraudulent inducement, fraudulent concealment, tortious interference, and breach of good faith and fair dealing. XpresSpa is seeking damages, declaratory judgment, rescission/termination of certain agreements, disgorgement of revenue, fees and costs, and various other relief. On February 21, 2017, the defendants filed a motion to dismiss. On March 3, 2017, XpresSpa filed a first amended complaint against the defendants. On April 5, 2017, Cordial filed a motion to dismiss. On September 12, 2017, the Court held a hearing on the motion to dismiss. On November 2, 2017, the Court granted the motion to dismiss which was entered on November 13, 2017. On December 22, 2017, XpresSpa filed a notice of appeal, and on September 24, 2018, XpresSpa perfected its appellate rights and submitted a brief to the Supreme Court of New York, First Department appellate court. Oral arguments on the appeal are expected to take place during early 2019. Oral argument on the appeal went forward on March 20, 2019, and the Company expects the court to rule on the appeal in the coming months.

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

A Director’s Determination was issued by the FAA in connection with the Part 16 Complaint (“Part 16 Proceeding”) filed by Cordial against the City of Atlanta (“City”) in 2017 (“Director’s Determination”). The Company and Cordial were not parties to the FAA action, and had no opportunity to present evidence or otherwise be heard in such action. The Director’s Determination concluded that the City was not in compliance with certain Federal obligations concerning the federal government’s ACDBE program, including relating to the City’s oversight of the Joint Venture Operating Agreement between Clients and Cordial, Cordial’s termination, and Cordial’s retaliation and harassment claims, and the City was ordered to achieve compliance in accordance with the Director’s Determination. The Director’s Determination does not constitute a Final Agency Decision and it is not subject to judicial review, pursuant to 14 CFR § 16.247(b)(2). Because the Company is not a party to the Part 16 Proceeding, the Company would not be considered “a party adversely affected by the Director’s Determination” with a right of appeal to the FAA Assistant Administrator for Civil Rights.

On August 7, 2019, the Company filed a response, advising the U.S. District Court that: (i) the Company is not party to the FAA proceeding and therefore had no opportunity to present evidence or otherwise be heard in such action; (ii) as non-party, the Company is not bound by the Director’s Determination; and (iii) the FAA cannot dictate the interpretation or enforceability of the contract between Cordial and the Company, which is the subject of the U.S. District Court action initiated by Cordial and the New York State Court action initiated by the Company.

In response to the numerous complaints it received from Cordial, the City of Atlanta required the parties to engage in mediation.

On November 22, 2019, a Mutual Release and Settlement Agreement (the “Settlement Agreement”) and a Confidential Payment Agreement (the “Payment Agreement”) were executed by the applicable parties, except the City of Atlanta, and are pending the requisite approval by the FAA of the terms of the Settlement Agreement.

The Settlement Agreement is ultimately expected to be executed in 2020, by and among Cordial Endeavor Concessions of Atlanta, LLC, Shelia Edwards, Steven A. White, the City of Atlanta, XpresSpa Holdings, LLC, XpresSpa Atlanta Terminal A, LLC, Azure Services, LLC, Adra Wilson, Meme Marketing & Communications LLC, Melanie Hutchinson, Kenja Parks, and Bernard Parks, Jr.

The requisite approval from the FAA has been obtained and the Leases have been executed by the Company. However, the condition precedent that an operating agreement between the Company and Cordial is finalized and executed has not yet been satisfied. Based on this, management has determined that the matter may not be completely resolved, at least to the extent of one or more of the Settling Parties seeking to enforce the terms of the Settlement Agreement, and thus resulting in a continuation of the litigation.

The Company continues to be involved in settlement negotiations seeking to resolve all pending matters with Cordial and the city of Atlanta, and those negotiations are continuing.

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

On August 21, 2019, the Court issued an Order denying the parties’ motion for preliminary approval of the revised settlement, as the Court still had concerns about several of the settlement terms.  At the December 6, 2019 Status Conference with the Court, the Court reiterated its denial of preliminary approval of the proposed settlement agreement.  The Court instructed a notice of pendency to be disseminated to putative collective members, who will then have a 60-day window to decide whether to participate in the case.  The notice of pendency was sent out in February 2020 and putative collective members had until April 3, 2020 to return a Consent to Join the case. As of April 3, 2020, 304 individuals had joined the case.

Binn et al v. FORM Holdings Corp. et al.

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

On May 21, 2019, the Court granted the defendant’s motion for summary judgement in full, dismissing all claims in the action. On July 3, 2019, the plaintiffs filed a notice of appeal in the United States Court of Appeals for the second circuit. The Company and its directors continue to believe that this action is without merit and intend to defend the appeal vigorously. On July 1, 2019, the Court held oral argument on Binn’s motion for preliminary injunction. After hearing argument by both sides, the Court deferred action and ordered that the temporary restraining order remain in place. On July 23, 2019, the Court denied the plaintiffs’ request for a preliminary injunction and vacated the temporary restraining order. On September 13, 2019, plaintiffs filed their appellate brief in the Second Circuit. As of December 13, 2019, plaintiffs’ appeal was fully briefed. Oral argument has been scheduled for May 4, 2020.

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

The defendants filed a motion to dismiss on October 23, 2019. The court heard oral argument on the defendants’ motion to dismiss on January 22, 2020 and has not yet ruled on the motion.

Kainz v. FORM Holdings Corp. et al.

On March 20, 2019, a second suit was commenced in the United States District Court for the Southern District of New York against FORM, seven of its directors and former directors, as well as a managing director of Mistral Equity Partners (“Mistral”). The individual plaintiff, a shareholder of XpresSpa Holdings, LLC at the time of the merger in December 2016, alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false statements concerning, inter alia, the merger and the independence of FORM’s board of directors, violated Section 12(2) of the Securities Act of 1933, breached the merger agreement by making false and misleading statements concerning the merger and fraudulently induced the plaintiff into signing the joinder agreement related to the merger. On May 8, 2019, the Company and its directors and the managing director of Mistral filed a motion to dismiss the complaint. On June 5, 2019, plaintiff opposed the motion and filed a cross-motion for a partial stay. Defendants’ motion to dismiss was fully briefed as of June 19, 2019.

On November 13, 2019, the matter was dismissed in its entirety.  On December 12, 2019, plaintiff filed a motion for reconsideration to vacate the order and judgment, dismissing the action, and for leave to amend the complaint. The motion was fully briefed as of February 6, 2020. On April 1, 2020, the Court denied plaintiff’s motion in full. Plaintiff had 30 days to file a notice of appeal. On April 10, 2020, plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. We and our directors continue to believe that this action is without merit and intend to defend the appeal.

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

The Company counterclaimed against the Plaintiffs for amounts owed to the Company in relation to the sale of Excluded Inventory and is seeking damages thereon.

The Company delivered a draft amended counterclaim to the Plaintiffs on or around November 2019 seeking, among other things, damages. The Company is seeking the Plaintiffs’ consent to amend its counterclaim. Examinations for discovery are scheduled to take place in Toronto, Canada on June 9th and 10th, 2020. The parties currently expect to attend a one-day mediation in Toronto on May 7, 2020.

Rodger Jenkins v. XpresSpa Group, Inc.

In March 2019, Rodger Jenkins filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The lawsuit alleges breach of contract of the stock purchase agreement related to the Company’s acquisition of Excalibur Integrated Systems, Inc. and seeks specific performance, compensatory damages and other fees, expenses and costs. On or about January 3, 2020, the court granted the plaintiffs’ motion to amend their pleading to increase their total demand.

The Company has denied the material allegations of the complaint and is currently defending the action. Efforts to settle the parties’ dispute at a court-ordered mediation in March 2020 were not successful. The action is currently scheduled for a bench trial on May 18, 2020.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock, par value $0.01 per share, has been listed under the trading symbol “XSPA” since January 8, 2018.

In February 2019, the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-20 reverse stock split of shares of our Common Stock.

Stockholders

As of April 13, 2020, we had 115 stockholders of record of the 86,500,160 outstanding shares of our Common Stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required as we are a smaller reporting company as defined by Item 10 of Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Unless otherwise stated, dollar amounts are provided in thousands, except share and per share data.

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

Overview

On January 5, 2018, we changed our name to XpresSpa Group, Inc. (“XpresSpa Group” or the “Company”) from FORM Holdings Corp. Our Common Stock, par value $0.01 per share, has been listed under the trading symbol “XSPA” on the Nasdaq Capital Market since January 8, 2018. Rebranding to XpresSpa Group aligned our corporate strategy to build a pure-play health and wellness services company, which we commenced following our acquisition of XpresSpa Holdings, LLC (“XpresSpa”) on December 23, 2016.

As a result of the transition to a pure-play health and wellness services company, we currently have one operating segment that is also our sole reporting unit, XpresSpa, a leading airport retailer of spa services. XpresSpa is a well-recognized airport spa brand with 51 locations, consisting of 46 domestic and 5 international locations as of December 31, 2019. XpresSpa offers travelers premium spa services, including massage, nail and skin care, as well as spa and travel products.  During 2019, approximately 82% of XpresSpa’s total revenue was generated by services, primarily massage and nailcare, 15% was generated by retail products, primarily travel accessories and 3% other revenue.

We own certain patent portfolios, which we, in prior years, monetized through sales and licensing agreements. During the year ended December 31, 2018, we determined that our former intellectual property operating segment would no longer be an area of focus and, as such, will no longer operate as a separate operating segment, as it is not expected to generate any material revenues or operating costs.

In October 2017, we completed the sale of FLI Charge, Inc. (“FLI Charge”) and in March 2018, we completed the sale of Group Mobile Int’l LLC (“Group Mobile”). These two entities previously comprised our technology operating segment. The results of operations for FLI Charge and Group Mobile are presented in the consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations for the year ended December 31, 2018.

Recent Developments

Effects of Coronavirus on Business

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”), which continues to spread throughout the U.S. and the world, as a pandemic. The outbreak is having an impact on the global economy, resulting in rapidly changing market and economic conditions. Similar to many businesses in the travel sector, our business has been materially adversely impacted by the recent COVID-19 outbreak and associated restrictions on travel that have been implemented. Effective March 24, 2020, we temporarily closed all global spa locations, largely due to the categorization of our spa locations by local jurisdictions as “non-essential services”. We intend to reopen our spa locations and resume normal operations once restrictions on non-essential services are lifted and airport traffic returns to sufficient levels to support our operations. On March 25, 2020, we announced that, during such period as we remain unable to reopen our spa locations for normal operations, we were advancing conversations with certain COVID-19 testing partners to develop a model for testing in U.S. airports.

The temporary closing of our global spa operations has had a materially adverse impact on our cash flows from operations and caused a liquidity crisis.  As a result, management has concluded that there was a long-lived asset impairment triggering event during the first quarter of 2020, which will result in management performing an impairment evaluation of certain of its long-lived asset balances (primarily leasehold improvements and right of use lease assets totaling approximately $16,318 as of December 31, 2019). This could lead to us recording an impairment charge during the first quarter of 2020. The full extent to which COVID-19 will impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact.

We are currently seeking sources of capital to help fund our business operations during the COVID-19 crisis. We have been able to secure financing during the first quarter of 2020 totaling gross proceeds of approximately $9,440 by obtaining a cash advance on our accounts receivable balances, a loan from our senior secured lender, B3D, LLC (“B3D”), and through common stock offerings (see discussion below). Depending on the impact of the COVID-19 outbreak on our operations and cash position we may need to obtain additional financing. If we need to obtain additional financing in the future and are unsuccessful, we may be required to curtail or terminate some or all of our business operations and cause our Board of Directors to possibly pursue a restructuring, which may include a reorganization or bankruptcy under Federal bankruptcy laws, or a dissolution, liquidation and/or winding up of the Company.  Accordingly, holders of our secured and unsecured debt and common stock may lose their entire investment in the event of a reorganization, bankruptcy, liquidation, dissolution or winding up of the Company.

Liquidity and Going Concern

As of December 31, 2019, we had approximately $2,184 of cash and cash equivalents, total current assets of approximately $3,933. Our total current liabilities balance, which includes primarily accounts payable, accrued expenses, and the current portion of operating lease liabilities was $16,220 as of December 31, 2019. The working capital deficiency was $12,287 as of December 31, 2019, compared to a working capital deficiency of $10,899 as of December 31, 2018. The increase in the working capital deficiency was primarily due to the reduction in cash and other current asset balances from 2018 and the inclusion of a portion of lease liability of $3,669 in current liabilities in 2019 but not in 2018, partially offset by the refinancing and recapitalization transactions the Company completed in July of 2019, which are discussed in the notes to the consolidated financial statements.

While we have aggressively reduced operating and overhead expenses, and while we continue to focus on our overall profitability, we have continued to generate negative cash flows from operations, and we expect to incur net losses for the foreseeable future, especially considering the negative impact COVID-19 will have on our liquidity and financial position. As discussed elsewhere in this Annual Report on Form 10-K, the report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2019 and 2018 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. The audited consolidated financial statements included in this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

We have taken actions to improve our overall cash position and access to liquidity through debt and equity financings, by exploring valuable strategic partnerships, right-sizing our corporate structure, and stream-lining our operations. These actions improve our overall cash position and assist with our liquidity needs; however, there can be no assurance that these actions will be sufficient.

Credit Cash Funding Advance

On January 9, 2020, fifteen of our wholly owned subsidiaries (the “CC Borrowers”) entered into an accounts receivable advance agreement (the “CC Agreement”) with CC Funding, a division of Credit Cash NJ, LLC (the “CC Lender”). Pursuant to the terms of the CC Agreement, the CC Lender agreed to make an advance of funds in the amount of $1,000 for aggregate fees of $160, for a total repayment amount of $1,160 (the “Collection Amount”). The Borrowers agreed to repay the Collection Amount on or before the 12-month anniversary of the funding date of the advance by authorizing the CC Lender to retain a fixed daily repayment amount. The advance of funds is secured by substantially all of the assets of the CC Borrowers, including CC Borrowers’ existing and future accounts receivable and other rights to payment, including accounts receivable arising out of the CC Borrowers’ acceptance or other use of any credit cards, charge cards, debit cards or similar forms of payments. The funds received from advances may be used in the ordinary course of business consistent with past practices. The CC Agreement additionally includes certain stated events of default, upon which the Lender is entitled to increase the fixed daily payments made to the Lender and to increase the interest rate. As a result of the COVID-19 pandemic and closing of our spas on March 24, 2020, we have entered into a revised, reduced repayment amount equal to $10 per week versus approximately $31 per week.

As compensation for the consent of existing creditor B3D to the Agreement described above, on January 9, 2020, XpresSpa Holdings, LLC, (“XpresSpa Holdings”) our wholly-owned subsidiary, entered into a fifth amendment (the “Fifth Credit Agreement Amendment”) to its existing Credit Agreement with B3D in order to, among other provisions, (i) amend and restate its existing convertible promissory note (the “B3D Note”) in order to increase the principal amount owed to B3D from $7,000 to $7,150, which additional $150 in principal and any interest accrued thereon will be convertible, at B3D’s option, into shares of our Common Stock subject to receipt of the approval of our stockholders in accordance with applicable law and the rules and regulations of the Nasdaq Stock Market and (ii) provide for the advance payment of 291,669 shares of Common Stock in satisfaction of the interest payable pursuant to the B3D Note for the months of October, November and December 2020.

B3D Senior Secured Loan

On March 6, 2020, XpresSpa Holdings, entered into a sixth amendment (the “Sixth Credit Agreement Amendment”) to its existing credit agreement with B3D in order to, among other provisions, (i) amend and restate the B3D Note in order to increase the principal amount owed to B3D from $7,150 to $7,900, which additional $750 in principal (consisting of $500 in new funding discussed below and $250 in unfunded principal) and any interest accrued thereon will be convertible, at B3D’s option, into shares of our Common Stock; provided, however, that the additional $750 in principal and any interest accrued thereon shall neither be convertible into Common Stock or interest payable in Common Stock prior to receipt of the approval of our stockholders in accordance with applicable law and the rules and regulations of the Nasdaq Stock Market and (ii) decrease the conversion rate under the B3D Note from $2.00 per share to $0.56 per share, pursuant to the authority of our Board of Directors to voluntarily reduce the conversion rate in its discretion, which was previously approved by our stockholders on October 2, 2019.

In connection with the Sixth Credit Agreement Amendment and B3D Note, B3D agreed to provide us with $500 in additional funding and to submit conversion notices to convert (i) an aggregate of $375 in principal to Common Stock on March 6, 2020 and (ii) an additional aggregate of $375 in principal to Common Stock on or prior to March 27, 2020.

Common Stock Offerings and Warrant Exchange

On March 19, 2020, we entered into a Securities Purchase Agreement (the “First Purchase Agreement”) with certain purchasers named therein, pursuant to which we agreed to issue and sell, in a registered direct offering, (i) 4,153,383 shares of our Common Stock, at an offering price of $0.175 per share and (ii) an aggregate of 2,132,333 pre-funded warrants exercisable for shares of Common Stock (the “First Pre-Funded Warrants”) at an offering price of $0.165 per First Pre-Funded Warrant (the offering of the shares of Common Stock and the First Pre-Funded Warrants, the “First Offering”).  We received gross proceeds of approximately $1,100 in connection with the First Offering, before deducting financial advisory consultant fees and related offering expenses. The First Pre-Funded Warrants were sold to the purchasers to the extent that a purchaser’s subscription of shares of Common Stock in the First Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of our outstanding Common Stock immediately following the consummation of the Offering, in lieu of shares of Common Stock.  Each First Pre-Funded Warrant represented the right to purchase one share of Common Stock at an exercise price of $0.01 per share. The First Pre-Funded Warrants were exercised in full in March 2020.

On March 19, 2020, we entered into separate Warrant Exchange Agreements (the “Exchange Agreements”) with the holders of certain existing warrants (the “Exchanged Warrants”) to purchase shares of Common Stock. The Exchanged Warrants were originally issued (i) pursuant to a securities purchase agreement, dated as of May 15, 2018, and in connection with a related consent and (ii) in connection with that certain Agreement and Plan of Merger by and among the Company (formerly known as FORM Holdings Corp.), FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated October 25, 2016, as subsequently amended. Pursuant to the Exchange Agreements, on the closing date and subject to (i) the receipt of approval of our stockholders as required by the applicable rules and regulations of the Nasdaq Stock Market and (ii) the receipt of approval of our stockholders to increase our authorized shares, the holders of Exchanged Warrants would exchange each Exchanged Warrant for a number of shares of Common Stock (the “New Shares”) equal to the product of (i) the number of shares of Common Stock underlying such Exchanged Warrants (based on a formula related to the closing price of the Common Stock at the time of the closing of the Exchange as further detailed in the Exchange Agreement) and  (ii) 1.5 (the “Exchange”). To the extent any holder of Exchanged Warrants would otherwise beneficially own in excess of any beneficial ownership limitation applicable to such holder after giving effect to the Exchange, that holder’s Exchanged Warrants shall be exchanged for a number of New Shares issuable to the holder without violating the applicable beneficial ownership limitation and the remainder of the holder’s Exchanged Warrants shall automatically convert into pre-funded warrants to purchase the number of shares of Common Stock equal to the number of shares of Common Stock in excess of the applicable beneficial ownership limitation. The closing is expected to take place on the first business day on which the conditions to the closing are satisfied or waived, subject to satisfaction of customary closing conditions.

On March 25, 2020, we entered into a Securities Purchase Agreement (the “Second Purchase Agreement”) with certain purchasers, pursuant to which we agreed to issue and sell, in a registered direct offering, (i) 7,450,000 shares of our Common Stock, at an offering price of $0.20 per share and (ii) an aggregate of 1,500,000 pre-funded warrants exercisable for shares of Common Stock (the “Second Pre-Funded Warrants”) at an offering price of $0.19 per Second Pre-Funded Warrant (the offering of the shares of Common Stock and the Second Pre-Funded Warrants, the “Second Offering”). We received gross proceeds of approximately $1,790 in connection with the Second Offering, before deducting financial advisory consultant fees and related offering expenses. The Second Pre-Funded Warrants are being sold to the purchasers to the extent that a purchaser’s subscription of shares of Common Stock in the Second Offering would not otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, in certain cases, 9.99%) of our outstanding Common Stock immediately following the consummation of the Second Offering, in lieu of shares of Common Stock. Each Second Prefunded Warrant represented the right to purchase one share of Common Stock at an exercise price of $0.01 per share. The Second Pre-Funded Warrants were exercised in full in March 2020.

On March 27, 2020, we entered into a Securities Purchase Agreement (the “Third Purchase Agreement”) with certain purchasers named therein, pursuant to which we agreed to issue and sell, in a registered direct offering, (i) 7,895,000 shares of our Common Stock, at an offering price of $0.20 per share and (ii) an aggregate of 2,105,000 pre-funded warrants exercisable for shares of Common Stock (the “Third Pre-Funded Warrants”) at an offering price of $0.19 per Third Pre-Funded Warrant (the offering of the shares of Common Stock and the Pre-Funded Warrants, the “Offering”). We received gross proceeds of approximately $2,000 in connection with the Third Offering, before deducting financial advisory consultant fees and related offering expenses. The Third Pre-Funded Warrants are being sold to the purchasers to the extent that a purchaser’s subscription of shares of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, in certain cases, 9.99%) of our outstanding Common Stock immediately following the consummation of the Third Offering, in lieu of shares of Common Stock. Each Third Prefunded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.01 per share. The Third Pre-Funded Warrants were exercised in full in March and April 2020.

On April 6, 2020, we entered into a Securities Purchase Agreement (the “Fourth Purchase Agreement”) with certain purchasers named therein, pursuant to which we agreed to issue and sell, in a registered direct offering, (i) 12,418,179 shares of Common Stock, at an offering price of $0.22 per share and (ii) an aggregate of 1,445,454 pre-funded warrants exercisable for shares of Common Stock (the “Fourth Pre-Funded Warrants”) at an offering price of $0.21 per Fourth Pre-Funded Warrant (the offering of the shares of Common Stock and the Fourth Pre-Funded Warrants, the “Fourth Offering”). We received gross proceeds of approximately $3,050 in connection with the Fourth Offering, before deducting financial advisory consultant fees and related offering expenses. The Fourth Pre-Funded Warrants were sold to the purchasers to the extent that a purchaser’s subscription of shares of Common Stock in the Fourth Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, in certain cases, 9.99%) of our outstanding Common Stock immediately following the consummation of the Fourth Offering, in lieu of shares of Common Stock. Each Fourth Prefunded Warrant represented the right to purchase one share of Common Stock at an exercise price of $0.01 per share.

Calm Private Placement and Collaboration Agreement

Calm Private Placement

On July 8, 2019, we entered into a securities purchase agreement (the “Calm Purchase Agreement”) with Calm.com (“Calm”) pursuant to which we agreed to sell (i) an aggregate principal amount of $2,500 in an unsecured convertible note due 2022 (the “Calm Note”), which is convertible into shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”) and (ii) warrants to purchase 937,500 shares of our Common Stock, at an exercise price of $2.00 per share (the “Calm Warrants”) (collectively, the “Calm Private Placement”).

The Calm Note is an unsecured subordinated obligation of ours. Unless earlier converted or redeemed, the Calm Note will mature on May 31, 2022. The Calm Note bears interest at a rate of 5% per annum, subject to increase in the event of default to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Calm Note is convertible at any time, in whole or in part, at the option of Calm into shares of Series E Preferred Stock at a conversion price equal to $0.27125 per share, after giving effect to certain anti-dilution adjustments, except that no shares of Series E Preferred Stock could be issued as payment of interest or in connection with anti-dilution protection or voluntary reduction of the conversion price until receipt of shareholder approval, which approval was obtained on October 2, 2019. Interest on the Calm Note is payable in arrears beginning on the last day of each February, May, August and November. We may elect to pay interest in cash, shares of Series E Preferred Stock or a combination thereof.

On April 17, 2020, we entered into an amended and restated the Calm Note in order to provide, among other items, that Calm shall not have the right to convert the shares of Series E Preferred Stock issued in connection with the Calm Note into shares of Common Stock to the extent that such conversion would cause Calm to beneficially own in excess of the Beneficial Ownership Limitation, initially defined as 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series E Preferred Stock.

The Calm Warrants entitle Calm to purchase an aggregate of 937,500 shares of Common Stock. The Calm Warrants are exercisable beginning six months from the date of issuance, have a term of five years and feature an exercise price equal to $0.175 per share after giving effect to certain anti-dilution adjustments.

See Note 10, “Long-term Notes and Convertible Notes”, to the consolidated financial statements for discussion of the accounting for the Calm Private Placement.

Calm Collaboration Agreement

On July 8, 2019, we entered into an Amended and Restated Product Sale and Marketing Agreement with Calm (the “Amended and Restated Collaboration Agreement”), which replaced the parties’ previous Product Sale and Marketing Agreement. The Amended and Restated Collaboration Agreement primarily relates to the display, marketing, promotion, offer for sale and sale of Calm’s products in each of our branded stores worldwide. The Amended and Restated Collaboration Agreement will remain in effect until July 31, 2021, unless terminated earlier in accordance with the Amended and Restated Collaboration Agreement, and automatically renews for successive terms of six months unless either party provides written notice of termination no later than thirty days prior to any such automatic renewal of the Amended and Restated Collaboration Agreement. On October 30, 2019, we and Calm entered into an amendment to the Amended and Restated Collaboration Agreement which provides for the addition of certain Calm branded products.

Amendment to Certificate of Designation of Series E Convertible Preferred Stock

On July 8, 2019, we filed a certificate of amendment to the Certificate of Designation of Series E Convertible Preferred Stock (the “Series E COD Amendment”) with the State of Delaware to (i) increase the number of authorized shares of Series E Preferred Stock to 2,397,060 and (ii) upon receipt of Shareholder Approval, reduce the conversion price to $2.00. The Series E COD Amendment was approved by our Board of Directors and we obtained shareholder approval of the Series E COD Amendment on October 2, 2019. See Note 11, “Preferred Stock and Warrants” to the consolidated financial statements for further discussion.

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

B3D Note

The B3D Note is a senior secured and guaranteed obligation of Holdings, secured by the personal property of the parent company of Holdings (XpresSpa Group, Inc.) and Holdings’ wholly owned subsidiaries. Unless earlier converted or redeemed, the B3D Note will mature on May 31, 2021. The B3D Note bears interest at a rate of 9.00% per annum, calculated on a monthly basis. Interest only is payable in arrears on the last business date of each month (the "Monthly Interest"). At the option of Holdings, under certain conditions all or any portion of the Monthly Interest that is payable may be paid in shares of our Common Stock. At the option of B3D, all or any portion of the outstanding principal amount of the B3D Note, plus any accrued and unpaid interest thereon, shall be convertible into our Common Stock at a conversion price equal to $0.175 per share after giving effect to certain anti-dilution adjustments.

See Note 10, "Long-term Notes and Convertible Notes", to the consolidated financial statements for discussion of the accounting for the B3D Transaction and B3D Note.

On August 22, 2019, we entered into an amendment to the B3D Note. Among other provisions, the amendment provided that B3D shall not have the right to convert the B3D Note into shares of Common Stock to the extent that such conversion would cause B3D to beneficially own in excess of the applicable beneficial ownership limitation initially defined as 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the B3D Note.

Series D Convertible Preferred Stock Amendment and December 2016 Warrant Amendment

Series D Convertible Preferred Stock Amendment

On July 8, 2019, we filed a certificate of amendment to the Certificate of Designation of Series D Convertible Preferred Stock (the “Series D COD Amendment”) with the State of Delaware to, upon receipt of shareholder approval, reduce the conversion price to $2.00 and provide for automatic conversion of the Series D Convertible Preferred Stock (the “Series D Preferred Stock”) into shares of Common Stock. The Series D COD Amendment was approved by our Board and we obtained shareholder approval on October 2, 2019. In connection with the approval of the Series D COD Amendment, on October 4, 2019 all issued and outstanding shares of our Series D Preferred Stock were converted into 12,772,500 shares of our Common Stock except to the extent that any holder of Series D Preferred Stock would otherwise beneficially own in excess any beneficial ownership limitation applicable to such holder after giving effect to the conversion, in which case such holder’s Series D Preferred Stock converted automatically into warrants to purchase the number of shares of our Common Stock equal to the number of shares of Common Stock into which the holder’s Series D Preferred Stock would otherwise have converted.

December 2016 Warrant Amendment

On July 8, 2019, we entered into an amendment to certain outstanding warrants issued in December 2016 (the “December 2016 Warrants”) to the holders of our Series D Preferred Stock (the “December 2016 Warrant Amendment”) to provide for (i) a reduction in the price to convert to Common Stock to $2.00, (ii) certain anti-dilution price protection and (iii) voluntary reduction of the conversion price by us in our discretion. We obtained shareholder approval in connection with the December 2016 Warrant Amendment on October 2, 2019. The December 2016 Warrants were recorded as an equity instrument at December 31, 2016. As such, no adjustment to the consolidated financial statements was made as a result of the change in the conversion price.

May 2018 SPA Amendment, Series F Preferred Stock and Series B Preferred Stock

May 2018 SPA Amendment

On May 15, 2018, in a private placement offering, we issued (i) 5% Secured Convertible Notes (the “5% Secured Convertible Notes”) convertible into Common Stock at $12.40 per share, due November 2019, (ii) May 2018 Class A Warrants to purchase 357,863 shares of Common Stock (the “May 2018 Class A Warrants”) and (iii) Class B Warrants to purchase 178,932 shares of Common Stock (the “May 2018 Class B Warrants”).

On June 27, 2019, we entered into the Third Amendment Agreement to the 5% Secured Convertible Notes (the “Third Amendment”) whereby the holders of the 5% Convertible Notes agreed to convert their notes then held into Common Stock. The Third Amendment reduced the conversion price of the 5% Convertible Notes to Common Stock from $12.40 per share to $2.48 per share. As a result of the reduction in the conversion price, we recorded debt conversion expense of $1,584 to account for the additional consideration paid over what was agreed to in the original 5% Secured Convertible Notes agreement. The expense is reflected in “Other non-operating income (expense), net” in the consolidated statement of operations and comprehensive loss. The 5% Secured Convertible Notes holders converted their remaining outstanding principal balances plus accrued interest into 586,389 shares of Common Stock and 356 ,772 Class A Warrants (the “June 2019 Class A Warrants”). The June 2019 Class A Warrants had an exercise price of $0.01 and are otherwise identical in form and substance to our existing May 2018 Class A Warrants.

We had an independent third party perform an appraisal of the June 2019 Class A Warrants as of June 30, 2019. The June 2019 Class A Warrants were assigned an initial appraised value of $689. The value of these warrants was recorded as a derivative liability on the consolidated balance sheet and is marked to market at the end of each reporting period. The expense of $689 is included in “Other non-operating income (expense), net” in the consolidated statement of operations and comprehensive loss in the second quarter of 2019 and is included in our current period year end results.

The June 2019 Class A Warrants were converted into 354,502 shares of Common Stock in July 2019.

On July 8, 2019, we entered into an amendment (the “May 2018 SPA Amendment”) to our Securities Purchase Agreement, dated as of May 15, 2018, by and between us and the purchasers party thereto (the “May 2018 SPA”), to provide for, among other provisions, (i) an update to certain definitions, including the definition of an “Exempt Issuance,” (ii) the waiver of certain provisions regarding restrictions on subsequent equity sales and participation in subsequent financings, (iii) the removal of certain of such provisions upon receipt of shareholder approval (obtained on October 2, 2019), (iv) the amendment to certain provisions of the May 2018 Class A Warrants issued pursuant to the May 2018 SPA to modify certain provisions in connection with a Notice Failure (as such term is defined in the May 2018 Class A Warrants), and the reduction in the exercise price of the May 2018 Class A Warrants issuable pursuant to anti-dilution price protection contained in such May 2018 Class A Warrants to $2.00 per share following receipt of shareholder approval, which approval was obtained on October 2, 2019, (v) the cancellation of all outstanding May 2018 Class B Warrants and (vi) the establishment of a new class of preferred stock, designated Series F Convertible Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”) and the issuance of 8,996 shares of such Series F Preferred Stock to the parties to the May 2018 SPA Amendment, which are convertible into Common Stock upon receipt of shareholder approval, which approval was obtained on October 2, 2019.

Certificate of Designation of Series F Preferred Stock

In connection with the May 2018 SPA Amendment, on July 8, 2019, we filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (the “Series F Certificate of Designation”) establishing and designating the rights, powers and preferences of the Series F Preferred Stock. We designated 9,000 shares of Series F Preferred Stock. The Series F Convertible Preferred Stock was recorded at its fair value on July 8, 2019 of $1,131 in our consolidated balance sheet. See Note 11. “Preferred Stock and Warrants” for further discussion.

Material Weakness in Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. In connection with our audit of the year ended December 31, 2019, we identified a material weakness in our internal controls over our financial close and reporting process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Our management has concluded that the financial close and reporting process needs additional formal procedures to ensure that appropriate reviews occur on all financial reporting analysis in a timely manner. We also concluded that we did not maintain a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately. As these deficiencies created a reasonable possibility that a material misstatement would not be prevented or detected in a timely basis, management concluded that the control deficiencies represented a material weakness and, accordingly, our internal control over financial reporting was not effective as of December 31, 2019.

We are still considering the full extent of the procedures to implement in order to remediate the material weakness described above. Our preliminary remediation plan includes implementing a more robust review process, and an increase in the supervision and monitoring of the financial reporting processes and our accounting personnel. We will ensure that corporate accounting personnel have the level of accounting and controls knowledge and experience commensurate with our financial reporting requirements by instituting a training program for all accounting personnel on a regular basis on proper internal control procedures over financial reporting. The preliminary remediation plan also includes implementing controls over calculations, analysis and conclusions associated with non-routine transactions at a more precise level. We will also allocate additional resources to the corporate accounting function, which may include the use of independent consultants with sufficient expertise to assist in the preparation and review of certain non-recurring transactions, timely review of the account reconciliations and the preparation of quarterly and year end reporting. Lastly we will automate, where possible and practical, account analysis and calculations currently being done manually by better utilizing our current general ledger accounting system. Where cost effective, we will outsource any manual processes that are time consuming and complex so as to free up accounting personnel to spend more time preparing and reviewing account analysis.

CEO Transition

On February 8, 2019, Edward Jankowski resigned as Chief Executive Officer of the Company and as a director of the Company. Mr. Jankowski’s resignation was not as a result of any disagreement with the Company on any matters related to the Company’s operations, policies or practices. Mr. Jankowski received termination benefits including $375 payable in equal installments over a twelve-month term which commenced on February 13, 2019 and COBRA continuation coverage paid in full by the Company for up to a maximum of twelve months.

Effective as of February 11, 2019, Douglas Satzman was appointed by the Company’s Board of Directors as the Chief Executive Officer of the Company and as a director of the Company to fill the position vacated by Mr. Jankowski.

Among the first initiatives of Mr. Satzman was a critical evaluation of the profitability and strategic fit of the portfolio of spas. Consequently, a determination was made to close nine underperforming and strategically mismatched spas, or approximately 20% of the spa portfolio, while focusing efforts and capital on the performing spas, renovations of existing spas and expansion of the spa portfolio into new airports and terminals.

Relocation of Corporate Headquarters and Global Support Team

On October 21, 2019, the Company relocated its corporate office functions and its Global Support Center in New York City from 780 Third Avenue to 254 W 31st Street. The new XpresSpa Global Support Center houses all corporate employees and the move yielded a cost reduction in occupancy expenses of approximately $360 annually.

Reverse Stock Split

On February 22, 2019, we filed a certificate of amendment to our amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-20 reverse stock split of our shares of Common Stock. Such amendment and ratio were previously approved by our stockholders and board of directors, respectively.

As a result of the reverse stock split, every twenty (20) shares of our pre-reverse split Common Stock were combined and reclassified into one (1) share of Common Stock. Proportionate voting rights and other rights of Common Stockholders were affected by the reverse stock split. Stockholders who would have otherwise held a fractional share of Common Stock received payment in cash in lieu of any such resulting fractional shares of Common Stock as the post-reverse split amounts of Common Stock were rounded down to the nearest full share. Such cash payment in lieu of a fractional share of Common Stock was calculated by multiplying such fractional interest in one share of Common Stock by the closing trading price of our Common Stock on February 22, 2019 and rounded to the nearest cent. No fractional shares were issued in connection with the reverse stock split.

Our Common Stock began trading on the Nasdaq Capital Market on a post-reverse split basis at the open of business on February 25, 2019.

Dispositions

On October 20, 2017, we sold FLI Charge to a group of private investors and FLI Charge management, who now own and operate FLI Charge. In February 2019, the Company entered into an agreement to release FLI Charge’s obligation to pay any royalties on FLI Charge’s perpetual gross revenues with regard to conductive wireless charging, power, or accessories, and to cancel its warrants exercisable in FLI Charge in exchange for cash proceeds of $1,100 which were received in full on February 15, 2019 and is included in Other revenue in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.

On March 22, 2018, we sold Group Mobile to a third party. We have not provided any continued management or financing support to FLI Charge or Group Mobile. See Note 17, “Discontinued Operations”, to the consolidated financial statements for further discussion.

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

Sale of Patents

In January 2018, we sold certain patents to Crypto Currency Patent Holdings Company LLC, a unit of Marathon Patent Group, Inc. (“Marathon”), for approximately $1,250 comprised of $250 in cash and 250,000 shares of Marathon Common Stock valued at approximately $1,000 (the “Marathon Common Stock”) at the time of the transaction. The Marathon Common Stock was subject to a lockup period (the “Lockup Period”) which commenced on the Transaction Date and ended on July 11, 2018, subject to a leak-out provision. On December 31, 2018, the Company determined based on its evaluation of its investment that certain of Marathon’s unrealized losses represented an other-than-temporary impairment and the Company recognized an impairment charge of $148 for the year ended December 31, 2018, equal to the excess of carrying value over fair value. Also, during the year ended December 31, 2018, the Company sold 205,646 shares of Marathon Common Stock, with a carrying value of $279, for net proceeds of $200. During the year ended December 31, 2019, the Company sold its remaining shares of Marathon Common Stock of $23, for net proceeds of $14.

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

	2019			2018			%
	Comp Store	Non-Comp Store	Total	Comp Store	Non-Comp Store	Total
Revenue	$46,254	$2,261	$48,515	$44,959	$5,135	$50,094	2.9%

Comp Store Sales increased 2.9% during the year ended December 31, 2019 as compared to the same period in 2018. As of December 31, 2019, XpresSpa had 51 open locations; during the year, XpresSpa opened four new locations, and closed nine underperforming locations while having 56 open locations as of December 31, 2018. The increase in Comp Store sales was due to an increase in traffic, an increase in average ticket price per customer and an increase in the sale of new products (Calm products, and Persona subscriptions and vitamin packs).

We plan to grow XpresSpa by continuing to focus on spa-level productivity and leveraging retail partnerships to increase units per transaction, which will contribute to the growth of the Comp Store Sales and through the opening of new locations. On March 25, 2020, we announced that, during such period as we remain unable to reopen our spa locations for normal operations due to the COVID-19 outbreak, we were advancing conversations with certain COVID-19 testing partners to develop a model for testing in U.S. airports.

Full-Year 2019 and 2018 Adjusted EBITDA Loss

	Years ended December 31,
Revenue:	2019	2018
Services	$39,989	$41,163
Products	7,320	8,131
Other	1,206	800
Total revenue	48,515	50,094

Cost of sales
Labor	22,847	24,369
Occupancy	7,831	8,118
Product and other operating costs	7,176	6,964
Total cost of sales	37,854	39,451

Store margin	10,661	10,643
Store margin as a % of total revenue	22.0%	21.2%

Depreciation and amortization	6,124	7,398
Impairment/disposal of assets	6,090	2,100
Goodwill impairment	—	19,630
General and administrative	14,319	16,240
Total operating expenses	64,387	84,819
Loss from continuing operations	(15,872)	(34,725)
Interest expense	(2,900)	(1,827)
Other non-operating income (expense), net	(1,904)	643
Loss from continuing operations before income taxes	(20,676)	(35,909)
Income tax benefit	146	(278)
Net loss from continuing operations	(20,530)	(35,631)
Loss from discontinued operations, net of income taxes	—	(1,115)
Net loss	(20,530)	(36,746)
Net income attributable to noncontrolling interests	(693)	(459)
Net loss attributable to common shareholders	$(21,223)	$(37,205)
Loss from continuing operations	$(15,872)	$(34,725)
Add back:
Depreciation and amortization	6,124	7,398
Impairment/disposal of assets	6,090	2,100
Goodwill impairment	—	19,630
One-time costs	—	2,018
Stock-based compensation expense	335	916
Adjusted EBITDA loss	$(3,323)	$(2,663)

We use GAAP and non-GAAP measurements to assess the trends in our business. With respect to XpresSpa, we review its Adjusted EBITDA, a non-GAAP measure, which we define as earnings before interest, tax, depreciation and amortization expense, excluding merger and acquisition, integration and one-time costs and stock-based compensation.

Adjusted EBITDA is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. Reconciliations of operating loss from continuing operations for the Company for the years ended December 31, 2019 and 2018 to Adjusted EBITDA loss are presented in the tables above.

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

Results of Operations

Revenue

We recognize revenue from the sale of XpresSpa products and services when the services are rendered at our stores and from the sale of products at the time products are purchased at our stores or online (usually by credit card), net of discounts and applicable sales taxes. Accordingly, we recognize revenue for our single performance obligation related to both in-store and online sales at the point at which the service has been performed or the control of the merchandise has passed to the customer. Revenues from the XpresSpa retail and e-commerce businesses are recorded at the time goods are shipped. We exclude all sales taxes assessed to our customers. Sales taxes assessed on revenues are included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets until remitted to state agencies.

Other revenue includes one-time intellectual property licenses as well as the sale of certain of our intellectual property. Revenue from patent licensing is recognized when we transfer promised intellectual property rights to purchasers in an amount that reflects the consideration to which we expect to be entitled in exchange for those intellectual property rights. During the year ended December 31, 2018, we determined that our intellectual property operating segment was no longer an area of focus for us and, as such, is no longer reflected as a separate operating segment, as it is not expected to generate any material revenues or operating costs.

Cost of sales

Cost of sales consists of store-level costs. Store-level costs include all costs that are directly attributable to the store operations and include:

●	payroll and related benefits for store operations and store-level management;

●	rent, percentage rent and occupancy costs;

●	the cost of merchandise;

●	freight, shipping and handling costs;

●	production costs;

●	inventory shortage and valuation adjustments, including purchase price allocation increase in fair values which was recorded as part of acquisition; and

●	costs associated with sourcing operations.

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

Depreciation and amortization

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The useful lives of our property and equipment is based on estimates of the period over which we expect the assets to be of economic benefit to us. Our property and equipment assets primarily consist of leasehold improvements to our stores and are amortized over the shorter of the useful life of the asset or the term of the lease.

Amortization of our intangible assets are recognized on a straight-line basis over the remaining useful life of the intangible assets.

Impairment/disposal of assets

We test our long-lived assets (which primarily includes property and equipment and right of use lease asset) for impairment on at least an annual basis or whenever circumstances indicate that the carrying amount may not be recoverable. Long-lived assets are tested for impairment at the lowest level at which there are identifiable operating cash flows. An impairment loss is recognized if the carrying amount of a fixed asset (asset group) is not recoverable and exceeds its fair value.

Impairment charges related to our amortized, intangible assets are recorded when an impairment indicator exists and the carrying amount of the related asset exceeds its fair value.

General and administrative

General and administrative expenses include management and administrative personnel, public and investor relations, overhead/office costs, insurance legal fees, accounting fees and various other professional fees, as well as sales and marketing costs and stock-based compensation for management and administrative personnel.

Non-operating income (expense)

Non-operating income (expense) includes transaction gains (losses) from foreign exchange rate differences, bank charges, as well as fair value adjustments related to our derivative liabilities. The value of these derivative liabilities is highly influenced by assumptions used in its valuation, as well as by our stock price as of the period end (revaluation date).

Income taxes

As of December 31, 2019, deferred tax assets generated from our activities in the United States were offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be generated before such net operating loss carryforwards expire.

Year ended December 31, 2019 compared to the year ended December 31, 2018

Revenue

	Year ended December 31,
	2019	2018	Change
Services	$39,989	$41,163	$(1,174)
Products	7,320	8,131	(811)
Other	1,206	800	406
Total revenue	$48,515	$50,094	$(1,579)

During the year ended December 31, 2019, total revenues decreased $1,579, or 3.2%, mainly due to the decrease in the number of spas open during the year as compared to the comparable prior year period. The Company closed nine stores during the year ended December 31, 2019, all of which were unprofitable. During 2019, we generated 82% of our revenues from services, 15% of our revenues from retail sales and 3% from other revenue. We plan to grow XpresSpa’s revenue through a combination of increases in sales at our existing XpresSpa locations and the addition of new locations.

In 2017, we sold FLI Charge, a wholly-owned subsidiary, to a group of private investors and FLI Charge management. In February 2019, we entered into an agreement to release FLI Charge’s obligation to pay any royalties on FLI Charge’s perpetual gross revenues with regard to conductive wireless charging, power, or accessories, and to cancel its warrants exercisable in FLI Charge in exchange for cash proceeds of $1,100, which were received in full on February 15, 2019 and is included in “Other revenue” in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.

During the year ended December 31, 2018, we sold certain of our patents for consideration which included $250 and 250,000 shares of Common Stock in Marathon Patent Group, Inc. that were fair valued at $450, which amounts were included in Other revenue in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2018.

Cost of sales

	Year ended December 31,
	2019	2018	Change
Cost of sales	$37,854	$39,451	$(1,597)

The decrease in cost of sales of $1,597, or 4.0%, was due to the decrease in revenues, as we have experienced a decrease associated with labor and benefits. We had 51 open locations as of December 31, 2019, and 56 open locations as of December 31, 2018. The largest component in the cost of sales are labor costs at the store-level, as our associates receive commission-based compensation as well as additional incentives based on individual and store performance. Cost of sales also includes rent and related occupancy costs, which are primarily also a percentage of sales, as well as product costs directly associated with the procurement of retail inventory and other operating costs.

Cost of sales also decreased as a result of the impact of initiatives taken by management to streamline processes and reduce store-level costs.

Depreciation and amortization

	Year ended December 31,
	2019	2018	Change
Depreciation and amortization	$6,124	$7,398	$(1,274)

During the year ended December 31, 2019, depreciation and amortization expense decreased $1,277, or 17.2%, compared to the depreciation and amortization expense recorded during the year ended December 31, 2018. The decrease was primarily due to the decrease in the number of stores open during the year ended December 31, 2019 compared to the year ended December 31, 2018. Fewer locations resulted in lower amortization of leasehold improvements. Depreciation and amortization expense also decreased as a result of the impairment and disposal of fixed assets during the year ended December 31, 2019.

Impairment/disposal of assets

	Year ended December 31,
	2019	2018	Change
Impairment/disposal of assets	$6,090	$2,100	$3,990

We completed an assessment of our property and equipment and right of use lease assets for impairment as of December 31, 2019. Based upon the results of the impairment test, we recorded an impairment expense of approximately $3,060. The expense was primarily related to the impairment of leasehold improvements made to certain locations and right of use lease assets where management determined that the locations discounted future cash flow was not enough to support the carrying value of the leasehold improvements and right of use lease assets over the remaining lease term. The impairment expense represents the excess of the carrying value of the leasehold improvements and right of use lease assets over the estimated future discounted cash flows. Management calculated the future cash flow of each location using a present value income approach. The sum of expected cash flow for the remainder of the lease term for each location was present valued at a discount rate of 9.0%, which represents the current borrowing rate of our note payable to B3D. We believe that this rate incorporates the time value of money and an appropriate risk premium.

In the second quarter of 2019, we impaired our investment in Route1, which we received from the disposition of Group Mobile in March 2018, due to an under performance of operating results. We recorded an impairment charge of $1,141, which is included in “Impairment/disposal of assets” on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.

In July 2019, the lease for our location in the World Trade Center in New York was terminated. As a result, we disposed of all assets (primarily leasehold improvements) at that location, which resulted in a charge of approximately $620, included in “Impairment/disposal of assets” on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.

In the third quarter of 2019, we recorded an impairment loss on our FLI Charge cost method investment, which we received from the disposition of FLI Charge in October 2017, of approximately $47 which is included in “Impairment/disposal of assets” on our consolidated statements of operations and comprehensive loss for the year ended December 31, 2019.

We assessed our investment in InfoMedia Services Limited (“InfoMedia”) for impairment at December 31, 2019 as InfoMedia was to have obtained financing to fund continuing operations and a new product during 2019 but was unable to obtain the financing. We believe this represents a triggering event and determined we should write off our investment in InfoMedia and recorded an impairment expense of $787, which is included in “Impairment/disposal of assets” on our statement of operations and comprehensive loss for the year ended December 31, 2019.

We expensed approximately $231 of pre-opening costs incurred during 2019 that had been capitalized in anticipation of opening new spas, that we later determined were not viable. We also wrote off approximately $109 related to a previous asset disposition, which was ultimately deemed not realizable as of December 31, 2019. These charges are included in the “Impairment/disposition of assets” line in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.

During the year ended December 31, 2019, the impairment/disposal of assets balance also includes an $85 write down of patent assets that were no longer expected to generate cash flow for us.

During the year ended December 31, 2018, we recorded a $2,100 expense for impairment of fixed assets in locations where we have obligations under long-term leases.

Goodwill impairment

	Year ended December 31,
	2019	2018	Change
Goodwill impairment	$—	$19,630	$(19,630)

During the year ended December 31, 2018, we recorded of goodwill impairment expense.

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

These events were identified by our management as triggering events requiring that goodwill be tested for impairment as of March 31, 2018. In addition to our rebranding efforts to become a pure-play health and wellness services company, our stock price continued to decline even after the announcement of the new Chief Executive Officer. As the stock price had not rebounded, we determined that the impairment related to the three-month period ended March 31, 2018.

We performed testing on the estimated fair value of goodwill and, as a result, we recorded an impairment charge of $19,630 to reduce the carrying value of goodwill to its fair value, which was determined to be zero.

The impairment to goodwill was a result of the structural changes to the Company, including completion of the transition from a holding company to become a pure-play health and wellness company and the change in executive management.

General and administrative

	Year ended December 31,
	2019	2018	Change
General and administrative	$14,319	$16,240	$(1,921)

During the year ended December 31, 2019, general and administrative expenses decreased by $1,921, or 11.8%. This decrease was due primarily to a reduction in management personnel salaries and benefits of approximately $2,400, an overall reduction in corporate overhead expenses and lower professional fees compared to the 2018 period where we incurred professional fees related to the sale of our Group Mobile division in March 2018 of approximately $500, and a reduction in stock-based compensation expense of $581 from $916 for the year ended December 31, 2018 to $335 for the year ended December 31, 2019. The reduction was partially offset by a litigation accrual of $1,400 related to ongoing legal disputes. See Note 19, “Commitments and Contingencies,” to the consolidated financial statements for further discussion. The decrease in salaries and benefits included severance costs of $350 recorded in 2018, and the decrease in professional fees included one-time project costs of $359 related to the buildout and implementation of a business analytics tool recorded in 2018, both of which did not recur in 2019.

Interest expense

	Year ended December 31,
	2019	2018	Change
Interest expense	$2,900	$1,827	$1,073

Interest expense increased $1,073, or 58.7%, due primarily to an increase in the accretion of interest expense associated with the Calm Note and the B3D Note of approximately $1,000.

Non-operating income (expense), net

	Year ended December 31,
	2019	2018	Change
Non-operating income (expense), net	$(1,904)	$643	$(2,547)

Non-operating (expense), net primarily includes, gain or loss on the revaluation of derivative liabilities, certain bank transaction fees and related costs and other non-operating income and expenses.

The following is a summary of the transactions included in non-operating income (expense), net for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Gain on revaluation of warrants and conversion options	$2,170	$1,520
Debt conversion expense related to conversion of 5% Secured Convertible Notes	(1,584)	—
Issuance of Series F Preferred Stock, net of issuance costs	(1,131)	—
Issuance of warrants	(689)	(64)
Bank fees and other financing expenses	(408)	(594)
Issuance of common stock in lieu of cash payments on debt	(105)	(145)
Other	(157)	(74)
Total non-operating income (expense), net	$(1,904)	$643

Included in non-operating income (expense), net for the year ended December 31, 2019 is expense (net of issuance costs) of $1,131 for the issuance of 8,996 shares of Series F Convertible Preferred Stock, which represents the fair value of the shares as of the date issued.

On June 27, 2019, we entered into the Third Amendment Agreement to the 5% Secured Convertible Notes (the “Third Amendment”) whereby the holders of the 5% Secured Convertible Notes agreed to convert their notes then held into Common Stock.

The Third Amendment reduced the conversion price of the 5% Secured Convertible Notes to Common Stock from $12.40 per share to $2.48 per share. As a result of the reduction in the conversion price, we recorded a debt conversion expense of $1,584 to account for the additional consideration paid over what was agreed to in the original note agreement.

The non-operating expenses for the year ended December 31, 2019, were partially offset by a $2,170 gain on the revaluation of the conversion feature and warrants related to the Calm Private Placement and the revaluation of the conversion feature related to the issuance of the B3D Note.

See the notes to the consolidated financial statements for additional information on the above transactions.

Non-operating income (expense) will be affected by the adjustments to the fair value of our derivative instruments, which could fluctuate materially from period to period. Fair value of these derivative instruments depends on a variety of assumptions, such as estimations regarding triggering of down-round protection and estimated future share price. An estimated increase in the price of our Common Stock would increase the value of the warrants and thus result in a loss on our statements of operations.

Discontinued Operations

In March 2018, we completed the sale of Group Mobile, which was previously a component of our technology operating segment. The results of operations for Group Mobile are presented in the consolidated statements of operations and comprehensive loss as consolidated net loss from discontinued operations.

Income Taxes

As of December 31, 2019, our estimated aggregate total NOLs were $182,327 for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $31,401 for U.S. federal purposes with an indefinite life due to new regulations in the Tax Act of 2017. The NOL amounts are presented before Internal Revenue Code, Section 382 limitations. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, our ability to utilize all such NOL and credit carryforwards may be limited. The CARES Act was enacted on March 27, 2020 and provides favorable changes to tax law for businesses impacted by COVID-19. However, we do not anticipate the income tax law changes will materially benefit us.

We did not have any material unrecognized tax benefits as of December 31, 2019. We do not expect to record any additional material provisions for unrecognized tax benefits within the next year.

Liquidity and Capital Resources

Effective March 24, 2020, we temporarily closed all global spa locations, largely due to the categorization of such spa locations by local jurisdictions as “non-essential services” in connection with the recent COVID-19 outbreak. We intend to reopen our spa locations and resume normal operations once such restrictions are lifted and airport traffic returns to sufficient levels to support such operations. On March 25, 2020, we announced that, during such period as we remain unable to reopen our spa locations for normal operations, we were advancing conversations with certain COVID-19 testing partners to develop a model for testing in U.S. airports.

Similar to many businesses in the travel sector, our business has been materially adversely impacted by the recent coronavirus outbreak and associated restrictions on travel that have been implemented. The extent to which the coronavirus continues to impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

As the coronavirus has spread, we have seen a material decline in demand across all our locations and this has resulted in a materially adverse impact on our cash flows from operations and has caused an immediate liquidity crisis. We are currently seeking sources of capital to help fund our business operations during the COVID-19 crisis. We have been able to secure financing in the first quarter of 2020 totaling approximately $9,440 by obtaining a cash advance on our accounts receivable balances, an additional loan from our senior secured lender, B3D and through common stock offerings (See Recent Developments above). Depending on the impact of the COVID-19 outbreak on our operations and cash position we may need to obtain additional financing. If we need to obtain additional financing in the future and are unsuccessful, we may be required to curtail or terminate some or all of our business operations and cause our Board of Directors to decide to pursue a restructuring, which may include a reorganization or bankruptcy under Federal bankruptcy laws, or a dissolution, liquidation and/or winding up of the Company.  Accordingly, holders of our common stock may lose their entire investment in the event of a reorganization, bankruptcy, liquidation, dissolution or winding up of the Company.

As of December 31, 2019, we had approximately $2,184 of cash and cash equivalents and total current assets of $3,933. Our total current liabilities balance, which primarily includes accounts payable, accrued expenses, and the current portion of operating lease liabilities was $16,220 as of December 31, 2019. The working capital deficiency was $12,287 as of December 31, 2019, compared to a working capital deficiency of $10,899 as of December 31, 2018. The increase in the working capital deficiency was primarily due to the reduction in cash and other current asset balances from 2018 and the classification of a current portion of lease liability of $3,669 in current liabilities in 2019 but not in 2018, partially offset by the refinancing and recapitalization transactions the Company completed in July of 2019, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and disclosed in the notes to the consolidated financial statements.

Our primary liquidity and capital requirements are for current and new XpresSpa locations. During the year ended December 31, 2019, we incurred $2,275 of capital expenditures, paid $714 in debt issuance costs associated with the B3D Note and the Calm Note, paid $735 of interest on the debt, distributed $1,197 to noncontrolling interests, and used $113 in operations. This was offset by the receipt of $2,500 in gross proceeds from the Calm Private Placement. We expect to utilize our cash and cash equivalents, along with cash flows from operations, to provide capital to support the growth of our business, primarily through opening new XpresSpa locations, maintaining our existing XpresSpa locations and supporting corporate functions.

While we aggressively reduced operating and corporate overhead expenses in order to stream-line our operations, improve our cash position, and improve our overall profitability, we continue to generate negative cash flows from operations, and we expect to continue to incur net losses in the foreseeable future. We have begun to take other actions to improve our access to liquidity by exploring strategic partnerships and identifying and evaluating potential business alternatives; however, there can be no assurance that these actions will be sufficient. The audited consolidated financial statements included in this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

As discussed above and elsewhere in this Annual Report on Form 10-K, the report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2019 and 2018 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. The audited financial statements included in this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

We expect that the actions taken in 2019 and during the first quarter of 2020 will enhance our liquidity and financial position. If we continue to experience operating losses, and we are not able to generate additional liquidity through the actions described above or through some combination of other actions, we may not be able to access additional funds and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. We cannot reasonably predict with any certainty that the results of actions already taken in 2019 and during the first quarter of 2020 will be successful. If the actions already taken are not successful and if no transactions with respect to potential business alternatives are identified and completed, our Board of Directors may possibly pursue a restructuring, which may include a reorganization or bankruptcy under Federal bankruptcy laws, or a dissolution, liquidation and/or winding up of the Company. If our Board of Directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provisions for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) obligations under our employment agreements with certain members of management that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our Company, (ii) various claims and legal actions arising in the ordinary course of business and (iii) non-cancelable lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our Company. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our Common Stock may lose their entire investment in the event of a reorganization, bankruptcy, liquidation, dissolution or winding up of our Company.

Cash flows

	Year ended December 31,
	2019	2018	Change
Net cash used in operating activities	$(113)	$(6,566)	$6,453
Net cash used in investing activities	$(2,275)	$(1,866)	$(409)
Net cash provided by financing activities	$1,165	$5,644	$(4,479)

Operating activities

During the year ended December 31, 2019, net cash used in operating activities was $113, as compared to net cash used in operating activities in 2018 of $6,566. The decrease in net cash used in operating activities was primarily due to the timing of payments of accounts payable and certain accrued expenses and to our cost cutting measures and reduced cash used in our daily operations.

Investing activities

During the year ended December 31, 2019, net cash used in investing activities totaled $2,275, compared to net cash used in investing activities during the year ended December 31, 2018 of $1,866. Cash used in 2019 was used to acquire primarily leasehold improvements for new store openings and renovations to existing stores. In 2018, the cash used was partially reduced by $800 received in January 2018 related to the sale of FLI Charge, $250 received from the sale of one of our patents, and $200 received from the sale of 205,646 shares of Marathon Common Stock.

We expect that net cash used in investing activities will increase as we intend to continue to open new stores and develop supporting infrastructure and systems.

Financing activities

During the year ended December 31, 2019, net cash provided by financing activities totaled $1,165 compared to $5,644 during the comparable prior year period. Included in the net cash provided by financing activities in 2019 were the proceeds from the issuance of the Calm Note of $2,500 that was partially offset by distributions to noncontrolling interests and payments of debt issuance costs. During the year ended December 31, 2018, the Company received proceeds from the issuance of convertible notes and warrants of $4,350 and proceeds from the sale of our Series E Preferred Stock of $3,000.

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

Critical Accounting Estimates

We believe the following accounting estimates to be the most critical estimates we used in preparing our consolidated financial statements for the year ended December 31, 2019.

Long-lived assets (not including amortizable intangible assets)

Long-lived assets are tested for impairment at the lowest level at which there are identifiable operating cash flows, which is at the individual spa location for the XpresSpa business. The Company’s long-lived assets consist primarily of leasehold improvements and right to use lease assets for each of its locations (considered the asset group). The Company reviews its long-lived assets for recoverability yearly or sooner if events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. If indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset group in question to its carrying amount. An impairment loss is recognized if it is determined that the long-lived asset group is not recoverable and is calculated based on the excess of the carrying amount of the long-lived asset group over the long-lived asset groups fair value. The Company estimates the fair value of long-lived assets using a present value income approach. Future cash flow was calculated based on forecasts over the estimated remaining useful life of the asset group, which for each of the Company’s spa locations, is the remaining term of the operating lease. The Company uses its existing borrowing rate as the discount rate since it expects that this rate incorporates not only the time value of money but also the expectations regarding future cash flows and an appropriate risk premium.

The estimates used to calculate future cash flows are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated fair value of each asset group. The Company will calculate the future cash flow using what it believes to be the most predictable of several scenarios. Typically, the changes in assumptions run under different business scenarios would not result in a material change in the assessment of the potential impairment or the impairment amount of a locations long-lived asset group. But if these estimates or related assumptions were to change materially the Company may be required to record an impairment charge (see Note 6, Property and Equipment and Note 9, Leases to the consolidated financial statements for the impairment assessment performed as of December 31, 2019).

Intangible assets

Intangible assets include trade names, customer relationships, and technology, which were acquired as part of the acquisition of XpresSpa in December 2016 and are recorded based at the estimated fair value in purchase price allocation. Intangible assets also include purchased patents. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness. The balance of intangible assets was approximately $6,800 as of December 31, 2019, which primarily represents the balance of trade names acquired as part of the acquisition of XpresSpa.

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

Fair value measurements

Our derivative liabilities are measured at fair value. Such liabilities are classified within Level 3 of the fair value hierarchy because they are valued using the Monte-Carlo model (as these warrants include down-round protection clauses), which utilize significant inputs that are unobservable in the market. The inputs to estimate the fair value of our derivative liabilities are the current market price of our Common Stock, the exercise price of the warrant, the warrants’ remaining expected term, the volatility of our Common Stock price, our assumptions regarding the probability and timing of a down-round protection triggering event and the risk-free interest rate.

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

On January 1, 2019, the Company adopted ASU 2016-02 on a prospective basis, beginning on January 1, 2019, using the optional transition method. The Company applied the transition options permitted by ASU 2018-11 and elected the package of practical expedients to alleviate certain operational and reporting complexities related to the adoption, one of which was not to recognize a right of use asset or lease liability for leases with a term of 12 months or less. See Note 9. “Leases” for further discussion. The Company recorded right of use assets and lease liabilities for its operating leases of $10,809 upon adoption of ASU 2016-02.

ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

This standard provides guidance on the reclassification of certain tax effects from accumulated other comprehensive income to retained earnings in the period in which the effects of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. The new standard is effective for the fiscal year beginning after December 15, 2018. The Company adopted this standard on January 1, 2019. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to a material weakness in our internal controls over our financial close and reporting process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As this deficiency created a reasonable possibility that a material misstatement would not be prevented or detected in a timely basis, management concluded that the control deficiency represented a material weakness and accordingly our internal control over financial reporting was not effective as of December 31, 2019. Management concluded that additional formal procedures should be implemented in the financial close and reporting process to ensure that appropriate and timely reviews occur on all financial reporting analysis. Management also concluded that we did not have a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately.

The material weakness in our internal control over financial reporting resulted in proposed audit adjustments to the Company’s consolidated financial statements in the areas of lease accounting, long-lived asset impairment and accrued liabilities accounting as of and for the year ended December 31, 2019.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We are still considering the full extent of the procedures to implement in order to remediate the material weakness described above. The current remediation plan includes a more robust review process, and an increase in the supervision and monitoring of the financial reporting processes and our accounting personnel. We will ensure that accounting personnel have the level of accounting and controls knowledge and experience commensurate with our financial reporting requirements by instituting a formal training program for all accounting personnel on a regular basis on internal control procedures over financial reporting. The current remediation plan also includes implementing controls over calculations, analysis and conclusions associated with non-routine transactions at a more precise level. We will also allocate additional resources to the corporate accounting function, which may include the use of independent consultants with sufficient expertise to assist in the preparation and review of certain non-recurring transactions and timely review of the account reconciliations

Lastly we will automate, where possible and practical, all account analysis and calculations currently being done manually by better utilizing our current general ledger accounting system. Where cost effective, we will outsource any manually processes that are time consuming to free up accounting personnel to spend more time preparing and reviewing account analysis.

We cannot assure you that any of our remedial measures will be effective in resolving this material weakness. If our management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if additional material weaknesses in our internal controls are identified in the future, which could result in material misstatements of future annual or interim consolidated financial statements that may not be prevented or detected. We could also be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition

Changes in Internal Control over Financial Reporting

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to a material weakness in our internal control over our financial close and reporting process. Management concluded that we did not have a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately. As a result of this evaluation, the Principal Accounting Officer extensively used outside consultants who possessed the appropriate levels of accounting and controls knowledge.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information called for by this Item will be included in an amendment to this Annual Report on Form 10-K to be filed with the SEC and is incorporated by reference in this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by this Item will be included in an amendment to this Annual Report on Form 10-K to be filed with the SEC and is incorporated by reference in this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by this Item will be included in an amendment to this Annual Report on Form 10-K to be filed with the SEC ” and is incorporated by reference in this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by this Item will be included in an amendment to this Annual Report on Form 10-K to be filed with the SEC and is incorporated by reference in this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information called for by this Item will be included in an amendment to this Annual Report on Form 10-K to be filed with the SEC and is incorporated by reference in this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements. For the financial statements included in this Annual Report on Form 10-K, see “Index to the Financial Statements” on page F-1.

(a)(2) Consolidated Financial Statement Schedules. All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibits Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC, the unitholders of XpresSpa who are parties thereto and Mistral XH Representative, LLC, as representative of the unitholders, dated as of August 8, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2016)

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated September 8, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 9, 2016)

2.3	Amendment No. 2 to Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated October 25, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 25, 2016)

3.1*	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed with the SEC on April 1, 2019)

4.1	Form of Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2015)

4.2	Form of Warrant (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 4, 2015)

4.3	Section 382 Rights Agreement, dated as of March 18, 2016, between Vringo, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designation of Series C Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 21, 2016)

4.4	Amendment to Section 382 Rights Agreement, dated March 18, 2019, between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 22, 2019)

4.5	Form of Warrant to Purchase Shares of Common Stock of FORM Holdings Corp. (incorporated by reference from Annex F to our Registration Statement on Form S-4 filed with the SEC on October 26, 2016)

4.6	Form of Secured Convertible Note (incorporated by reference from Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018)

4.7	Amendment to Secured Convertible Note (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 27, 2019)

4.8	Second Amended and Restated Convertible Promissory Note, dated as of July 8, 2019 (incorporated by reference from Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

4.9	Third Amended and Restated Convertible Promissory Note, dated as of January 9, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on January 14, 2020)

4.10	Fourth Amended and Restated Convertible Promissory Note, dated as of March 6, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 6, 2020)

4.11	Form of Class A Warrant (incorporated by reference from Exhibit 4.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018)

4.12	Form of Class B Warrant (incorporated by reference from Exhibit 4.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018)

4.13	Form of First Amendment to Warrant to Purchase Common Stock, dated as of May 16, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 17, 2019)

4.14	Form of Second Amendment to Warrant to Purchase Common Stock, dated as of June 17, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 17, 2019)

4.15	Unsecured Convertible Note due May 31, 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

4.16	Warrant to Purchase Common Stock in favor of Calm.com, Inc., dated as of July 8, 2019 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

4.17	Form of December 2016 Warrant Amendment, dated as of July 8, 2019 (incorporated by reference from Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

4.18	Form of Pre-Funded Warrant to Purchase Common Stock, dated March 19, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 19, 2020)

4.19	Form of Pre-Funded Warrant to Purchase Common Stock, dated March 25, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 25, 2020)

4.20	Form of Pre-Funded Warrant to Purchase Common Stock, dated March 27, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 27, 2020)

4.21	Form of Pre-Funded Warrant to Purchase Common Stock, dated April 6, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 7, 2020)

4.22*	Description of the Registrant’s Securities

4.23	Amended and Restated Calm Note, dated as of April 17, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 17, 2020).

10.1†	Vringo, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated by reference from Appendix C of our Proxy Statement on Schedule 14A (DEF 14A) filed with the SEC on September 25, 2015)

10.2†	Form of Management Option Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010).

10.3†	Form of Stock Option Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.4†	Form of Restricted Stock Unit Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.5	Form of Indemnification Agreement, dated January 31, 2013, by and between Vringo, Inc. and each of its Directors and Executive Officer (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2012 filed on March 21, 2013)

10.6†	FORM Holdings Corp. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 28, 2016)

10.7†	Independent Director’s Agreement, by and between FORM Holdings Corp. and Andrew R. Heyer, dated as of December 23, 2016 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 23, 2016)

10.8†	Executive Employment Agreement, dated January 20, 2017, by and between FORM Holdings Corp. and Edward Jankowski (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017)

10.9	Credit Agreement dated as of April 22, 2015, by and between XpresSpa Holdings, LLC and Rockmore Investment Master Fund Ltd (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.10	First Amendment to Credit Agreement and Conditional Waiver dated as of August 8, 2016, by and between XpresSpa Holdings, LLC and Rockmore Investment Master Fund Ltd (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.11	Second Amendment to Credit Agreement dated as of May 10, 2017, by and between XpresSpa Holdings, LLC and B3D, LLC (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.12	Third Amendment to Credit Agreement dated as of May 14, 2018, by and between XpresSpa Holdings, LLC and B3D, LLC (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.13	Fourth Amendment to Credit Agreement, dated as of July 8, 2019, by and between XpresSpa Holdings LLC and B3D, LLC (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

10.14	Registration Rights Agreement, dated as of July 8, 2019, by and between the Company and B3D, LLC (incorporated by reference from Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

10.15	Amendment to Second Amended and Restated Convertible Promissory Note, dated August 22, 2019, by and between XpresSpa Holdings LLC and B3D, LLC (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 26, 2019)

10.16	Fifth Amendment to Credit Agreement, dated as of January 9, 2020, by and between XpresSpa Holdings LLC and B3D, LLC (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2020)

10.17	Sixth Amendment to Credit Agreement, dated as of March 6, 2020, by and between XpresSpa Holdings LLC and B3D, LLC (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 6, 2020)

10.18	Form of Securities Purchase Agreement, dated May 15, 2018, by and among the Company and the Investors (incorporated by reference from Exhibit 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.19	Form of Registration Rights Agreement, dated May 15, 2018, by and among the Company and the Investors (incorporated by reference from Exhibit 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.20	Amendment to Securities Purchase Agreement and Class A Warrants and Class B Warrants, dated as of July 8, 2019, by and between the Company and the purchasers party thereto (incorporated by reference from Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

10.21	Product Sale and Marketing Agreement, dated November 12, 2018, by and between the Company and Calm.com, Inc. (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed with the SEC on April 1, 2019)

10.22	Amendment to Amended and Restated Product Sale and Marketing, dated as of October 30, 2019, by and between the Company and Calm.com, Inc. (incorporated by reference from Exhibit 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019)

10.23†	Separation Agreement between the Company and Mr. Edward Jankowski, dated March 14, 2019 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 15, 2019).

10.24†	Non-Disclosure Agreement between the Company and Mr. Edward Jankowski, dated March 14, 2019 (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 15, 2019).

10.25	Securities Purchase Agreement, dated as of July 8, 2019, by and between the Company and Calm.com, Inc. (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

10.26	Registration Rights Agreement, dated as of July 8, 2019, by and between the Company and Calm.com, Inc. (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

10.27	Amendment No. 3 to Agreement and Plan of Merger, dated as of October 1, 2019, by and between the Company, XpresSpa Holdings, LLC, and Mistral XH Representative, LLC, as representative of the unitholders of the Company (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 3, 2019)

10.28	Form of Accounts Receivable Advance, dated as of January 9, 2020, by and between certain subsidiaries of the Company and CC Funding, a division of Credit Cash NJ, LLC (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 14, 2020)

10.29	Securities Purchase Agreement, date as of March 19, 2020, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.30	Form of Exchange Agreement, date as of March 19, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.31	Voting Agreement, date as of March 19, 2020, by and between the Company and Mistral Spa Holdings LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.32	Securities Purchase Agreement, date as of March 25, 2020, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2020)

10.33	Securities Purchase Agreement, date as of March 27, 2020, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2020)

10.34	Securities Purchase Agreement, date as of April 6, 2020, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2020)

21*	Subsidiaries of XpresSpa Group, Inc.

23.1*	Consent of CohnReznick LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

††	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit XpresSpa Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of XpresSpa Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of XpresSpa Group, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, based on its projections, the Company anticipates that during 2020, it will not have sufficient capital to repay its current obligations. Furthermore, the Company’s recurring losses from operations, working capital deficiency and stockholders’ deficit raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Jericho, New York
April 20, 2020

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Current assets
Cash and cash equivalents	$2,184	$3,403
Inventory	647	782
Other current assets	1,102	1,574
Total current assets	3,933	5,759

Restricted cash	451	487
Property and equipment, net	8,064	11,795
Intangible assets, net	6,783	9,167
Operating lease right of use assets, net	8,254	—
Other assets	1,239	3,376
Total assets	$28,724	$30,584

Current liabilities
Accounts payable, accrued expenses and other current liabilities	$12,551	$8,172
Current portion of operating lease liabilities	3,669	—
Senior secured note	—	6,500
Convertible notes, net	—	1,986
Total current liabilities	16,220	16,658

Long-term liabilities
Senior secured note, net	4,580	—
Convertible note, net	1,182	—
Derivative liabilities	3,137	476
Operating lease liabilities	5,826	—
Other liabilities	315	315
Total liabilities	31,260	17,449
Commitments and contingencies (see Note 19)

Stockholders’ equity/(deficit)*
Series A Convertible Preferred Stock, $0.01 par value per share; 6,968 shares authorized; 6,673 issued and none outstanding	—	—
Series C Junior Preferred stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	—	—
Series D Convertible Preferred Stock, $0.01 par value per share, 500,000 shares authorized; 425,750 shares issued and outstanding at December 31, 2018 with a liquidation value of $20,436. None at December 31, 2019	—	4
Series E Convertible Preferred Stock, $0.01 par value per share, 2,397,060 shares authorized; 977,865 and 967,742 shares issued and outstanding at December 31, 2019 and 2018, respectively, with a liquidation value of $3,031 and $3,000, respectively	10	10
Series F Convertible Preferred Stock, $0.01 par value per share, 9,000 shares authorized; 8,996 shares issued and outstanding at December 31, 2019 and none at December 31, 2018 with a liquidation value of $900	—	—
Common Stock, $0.01 par value per share 150,000,000 shares authorized; 15,472,171 and 1,761,802 shares issued and outstanding as of December 31, 2019 and 2018, respectively	489	352
Additional paid-in capital	301,681	295,904
Accumulated deficit	(308,136)	(286,913)
Accumulated other comprehensive loss	(283)	(251)
Total stockholders’ equity/(deficit) attributable to common stockholders	(6,239)	9,106
Noncontrolling interests	3,703	4,029
Total stockholders’ equity (deficit)	(2,536)	13,135
Total liabilities and stockholders’ equity (deficit)	$28,724	$30,584

*2018 share amounts were adjusted to reflect the impact of the 1:20 reverse stock split that became effective on February 22, 2019.

The accompanying notes form an integral part of these consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	For the years ended December 31,
	2019	2018
Revenue
Services	$39,989	$41,163
Products	7,320	8,131
Other	1,206	800
Total revenue	48,515	50,094
Cost of sales
Labor	22,847	24,369
Occupancy	7,831	8,118
Products and other operating costs	7,176	6,964
Total cost of sales	37,854	39,451
Depreciation and amortization	6,124	7,398
Impairment/disposal of assets	6,090	2,100
Goodwill impairment	—	19,630
General and administrative	14,319	16,240
Total operating expenses	64,387	84,819
Operating loss from continuing operations	(15,872)	(34,725)
Interest expense	(2,900)	(1,827)
Other non-operating income (expense), net	(1,904)	643
Loss from continuing operations before income taxes	(20,676)	(35,909)
Income tax benefit	146	278
Loss from continuing operations	(20,530)	(35,631)
Loss from discontinued operations net of income taxes	—	(1,115)
Net loss	(20,530)	(36,746)
Net income attributable to noncontrolling interests	(693)	(459)
Net loss attributable to common shareholders	$(21,223)	$(37,205)

Loss from continuing operations	$(20,530)	$(35,631)
Other comprehensive loss from continuing operations	(32)	(177)
Comprehensive loss from continuing operations	(20,562)	(35,808)
Other comprehensive loss from discontinued operations	—	(1,115)
Comprehensive loss	$(20,562)	$(36,923)

Loss per share*
Loss per share from continuing operations	$(4.33)	$(24.83)
Loss per share from discontinued operations	—	(0.77)
Total basic and diluted net loss per share	$(4.33)	$(25.60)
Weighted-average number of shares outstanding during the year*
Basic	4,903,331	1,453,635
Diluted	4,903,331	1,453,635

*2018 per share and weighted-average number of shares were adjusted to reflect the impact of the 1:20 reverse stock split that became effective on February 22, 2019.

The accompanying notes form an integral part of these consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Preferred stock	Common stock	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Company equity (deficit)	Non- controlling interests	Total equity (deficit)
December 31, 2018	$14	$352	$295,904	$(286,913)	$(251)	$9,106	$4,029	$13,135
Issuance of common stock for repayment of interest	—	2	815	—	—	817	—	817
Stock-based compensation	—	—	104	—	—	104	—	104
Net income (loss) for the period	—	—	—	(2,973)	—	(2,973)	129	(2,844)
Foreign currency translation	—	—	—	—	(21)	(21)	—	(21)
Distributions to noncontrolling interests	—	—	—	—	—	—	(166)	(166)
March 31, 2019	14	354	296,823	(289,886)	(272)	7,033	3,992	11,025
Conversion of senior notes and warrants into common shares	—	6	3,488	—	—	3,494	—	3,494
Stock-based compensation	—	—	127	—	—	127	—	127
Foreign currency translation	—	—	—	—	(170)	(170)	—	(170)
Net income (loss) for the period	—	—	—	(6,338)	—	(6,338)	245	(6,093)
Contributions from noncontrolling interests	—	—	—	—	—	—	16	16
Distributions to noncontrolling interests	—	—	—	—	—	—	(174)	(174)
June 30, 2019	14	360	300,438	(296,224)	(442)	4,146	4,079	8,225
Issuance of Series F Preferred Stock, net	—	—	1,131	—	—	1,131	—	1,131
Stock-based compensation	—	—	35	—	—	35	—	35
Exercise of June 2019 Class A Warrants into common stock	—	3	(3)	—	—	—	—	—
Foreign currency translation	—	—	—	—	82	82	—	82
Net income (loss) for the period	—	—	—	(4,844)	—	(4,844)	210	(4,634)
Distributions to noncontrolling interests	—	—	—	—	—	—	(302)	(302)
September 30, 2019	14	363	301,601	(301,068)	(360)	550	3,987	4,537
Conversion of Series D Preferred Stock into common shares, net	(4)	110	(101)	—	—	5	—	5
Issuance of common shares to pay interest on borrowings	—	2	103	—	—	105	—	105
Stock-based compensation	—	—	69	—	—	69	—	69
Exercise of warrants into common stock	—	14	(14)	—	—	—	—	—
Foreign currency translation	—	—	—	—	77	77	—	77
Net income (loss) for the period	—	—	—	(7,068)	—	(7,068)	109	(6,959)
Payment of withholding taxes on RSUs	—	—	23	—	—	23	—	23
Contributions from noncontrolling interests	—	—	—	—	—	—	162	162
Distributions to noncontrolling interests	—	—	—	—	—	—	(555)	(555)
December 31, 2019	$10	$489	$301,681	$(308,136)	$(283)	$(6,239)	$3,703	$(2,536)

The accompanying notes form an integral part of these consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Preferred stock	Common stock	Additional paid- in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Company equity	Non- controlling interests	Total equity(deficit)
December 31, 2017	$4	$265	$290,396	$(249,708)	$(74)	$40,883	$4,956	$45,839
Vesting of restricted stock units	—	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	312	—	—	312	—	312
Net income (loss) for the period	—	—	—	(23,933)	—	(23,933)	83	(23,850)
Foreign currency translation	—	—	—	—	(66)	(66)	—	(66)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(220)	(220)
March 31, 2018	4	266	290,707	(273,641)	(140)	17,196	4,819	22,015
Vesting of restricted stock units	—	5	(5)	—	—	—	—	—
Issuance of equity warrants	—	—	64	—	—	64	—	64
Stock-based compensation	—	—	259	—	—	259	—	259
Net income (loss) for the period	—	—	—	(3,523)	—	(3,523)	177	(3,346)
Foreign currency translation	—	—	—	—	(136)	(136)	—	(136)
Contributions from noncontrolling interests	—	—	—	—	—	—	76	76
Distributions to noncontrolling interests	—	—	—	—	—	—	(920)	(920)
June 30, 2018	4	271	291,025	(277,164)	(276)	13,860	4,152	18,012
Stock-based compensation	—	—	194	—	—	194		194
Issuance of common stock for repayment of debt and interest	—	48	770	—	—	818	—	818
Net income (loss) for the period	—	—	—	(3,187)	—	(3,187)	122	(3,065)
Foreign currency translation	—	—	—	—	(3)	(3)		(3)
Contributions from noncontrolling interests	—	—	—	—	—	—	43	43
Distributions to noncontrolling interests	—	—	—	—	—	—	(244)	(244)
September 30, 2018	4	319	291,989	(280,351)	(279)	11,682	4,073	15,755
Stock-based compensation	—	—	151	—	—	151	—	151
Issuance of Series E Convertible Preferred Stock	10	—	2,990	—	—	3,000	—	3,000
Vesting of restricted stock units
Issuance of common stock for repayment of debt and interest	—	28	532	—	—	560	—	560
Issuance of common stock for services		5	242			247		247
Net income (loss) for the period	—	—	—	(6,562)	—	(6,562)	77	(6,485)
Foreign currency translation	—	—	—	—	28	28		28
Contributions from noncontrolling interests	—	—	—	—	—	—	131	131
Distributions to noncontrolling interests	—	—	—		—	—	(252)	(252)
December 31, 2018	$14	$352	$295,904	$(286,913)	$(251)	$9,106	$4,029	$13,135

The accompanying notes form an integral part of these consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2019	2018
Cash flows from operating activities
Consolidated net loss	$(20,530)	$(36,746)
Consolidated net loss from discontinued operations	—	(1,115)
Consolidated net loss from continuing operations	(20,530)	(35,631)
Adjustments to reconcile consolidated net loss from continuing operations to net cash used in operating activities:
Items included in consolidated net loss not affecting cash flows
Depreciation and amortization	6,124	7,398
Impairment/disposal of long-lived assets	4,106	2,100
Revaluation of warrants and conversion options	(2,170)	(1,520)
Debt conversion expense	1,584	—
Impairment of cost investments	1,984	—
Issuance of Series F Convertible Preferred Stock	1,131	—
Amortization of debt discount and debt issuance costs	1,031	986
Stock-based compensation	335	916
Issuance of warrants	689	64
Accretion of interest	958	—
Issuance of shares of Common Stock for services	—	247
Issuance of Common Stock for payment of interest	105	310
Impairment of goodwill	—	19,630
Gain on the sale of patents	—	(450)
Changes in assets and liabilities
Decrease in inventory	136	377
Decrease (increase) in other assets, net	644	(1,835)
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	3,760	(604)
Decrease in other liabilities	—	(55)
Net cash used in operating activities – continuing operations	(113)	(8,067)
Net cash provided by operating activities – discontinued operations	—	1,501
Net cash used in operating activities	(113)	(6,566)
Cash flows from investing activities
Acquisition of property and equipment	(2,275)	(3,031)
Acquisition of software	—	(85)
Proceeds from the sale of subsidiary	—	800
Proceeds from the sale of cost method investment	—	200
Proceeds from sale of patents	—	250
Net cash used in investing activities – continuing operations	(2,275)	(1,866)
Net cash used in investing activities – discontinued operations	—	—
Net cash used in investing activities	(2,275)	(1,866)
Cash flows from financing activities
Proceeds from the issuance of note to Calm	2,500	—
Proceeds from convertible notes and warrants	—	4,350
Debt issuance costs	(714)	(320)
Issuance of shares of Series E Convertible Preferred Stock	—	3,000
Additional borrowing from B3D	500	—
Payments on 5% Convertible Notes	(129)	—
Contributions from noncontrolling interests	178	250
Distributions to noncontrolling interests	(1,197)	(1,636)
Other	27	—
Net cash provided by financing activities – continuing operations	1,165	5,644
Net cash provided by financing activities – discontinued operations	—	—
Net cash provided by financing activities	1,165	5,644
Effect of exchange rate changes	(32)	(177)
Decrease in cash, cash equivalents and restricted cash	(1,255)	(2,965)
Cash, cash equivalents, and restricted cash at beginning of the year	3,890	6,855
Cash, cash equivalents, and restricted cash at end of the year	$2,635	$3,890
Cash paid during the year for
Interest	$735	$731
Income taxes	$124	$—
Non-cash investing and financing transactions
Debt discount related to issuance of convertible notes	$4,142	$1,962
Conversion of senior notes and warrants into Common Stock	$3,494	$—
Issuance of Series F Convertible Preferred Stock	$1,131	$—
Issuance of shares of Common Stock to pay debt and interest	$817	$1,368
Conversion of Series D Convertible Preferred Stock to Common Stock	$110	$—
Conversion/exercise of warrants into Common Stock	$17	$—
Non-cash acquisition of cost method investment	$—	$2,075
Non-cash acquisition of construction-in-progress	$—	$228

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

As a result of the transition to a pure-play health and wellness services company, the Company currently has one operating segment that is also its sole reporting unit, XpresSpa. XpresSpa is a well-recognized, leading airport retailer of spa services and related products. As of December 31, 2019, XpresSpa operated 51 total locations in 25 airports, in three countries including the United States, Netherlands and United Arab Emirates. Services and products include:

•	massage services for the neck, back, feet and whole body;

•	nail care, such as pedicures, manicures and polish changes;

•	travel products, such as neck pillows, blankets and massage tools; and

•	new offerings, such as cryotherapy services, NormaTec compression services, and Dermalogica personal care services and retail products.

During 2019 and 2018, XpresSpa generated $48,515 and $50,094 of revenue, respectively. In 2019 and 2018, approximately 82% of XpresSpa’s total revenue was generated by services, primarily massage and nailcare, 15% and 16%, respectively, was generated by retail products, primarily luxury travel products and accessories and 3% and 2%, respectively, was other revenue.

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

The Company owns certain patent portfolios, which, in prior years, it monetized through sales and licensing agreements. During the year ended December 31, 2018, the Company determined that its former intellectual property operating segment would no longer be an area of focus and, as such, will no longer operate as a separate operating segment, as it no longer generates any material revenues or operating costs.

In March 2018, the Company completed the sale of Group Mobile Int’l LLC (“Group Mobile”). This entity was previously included in the Company’s technology operating segment. The results of operations for Group Mobile are presented in the consolidated statements of operations and comprehensive loss as net loss from discontinued operations.

Recent Developments

Effects of Coronavirus on Business

On March 11, 2020, the World Health Organization declared the outbreak of the Coronavirus (“COVID-19”), which continues to spread throughout the U.S. and the world, a pandemic. The outbreak is having an impact on the global economy, resulting in rapidly changing market and economic conditions. Similar to many businesses in the travel sector, our business has been materially adversely impacted by the recent COVID-19 outbreak and associated restrictions on travel that have been implemented. Effective March 24, 2020, the Company temporarily closed all global spa locations, largely due to the categorization of its spa locations by local jurisdictions as “non-essential services”. The Company intends to reopen its spa locations and resume normal operations once restrictions on non-essential services are lifted and airport traffic returns to sufficient levels to support its operations. On March 25, 2020, the Company announced that, during such period as it remains unable to reopen its spa locations for normal operations, it was advancing conversations with certain COVID-19 testing partners to develop a model for testing in U.S. airports.

The temporary closing of the Company’s global spa operations has had a materially adverse impact on its cash flows from operations and caused a liquidity crisis.  As a result, management has concluded that there was a long-lived asset impairment triggering event during the first quarter of 2020, which will result in management performing an impairment evaluation of certain of its long-lived asset balances (primarily leasehold improvements and right of use lease assets totaling approximately $16,318 as of December 31, 2019). This could lead to the Company recording an impairment charge during the first quarter of 2020. The full extent to which COVID-19 will impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact.

The Company is currently seeking sources of capital to help fund its business operations during the COVID-19 crisis. It has been able to secure financing during the first quarter of 2020 totaling gross proceeds of approximately $9,440 by obtaining a cash advance on its accounts receivable balances, a loan from its senior secured lender, B3D, LLC (“B3D”), and through common stock offerings (see Note 20, Subsequent Events). Depending on the impact of the COVID outbreak on the Company’s operations and cash position, it may need to obtain additional financing. If the Company needs to obtain additional financing in the future and is unsuccessful, it may be required to curtail or terminate some or all of its business operations and cause its Board of Directors to possibly pursue a restructuring, which may include a reorganization or bankruptcy under Federal bankruptcy laws, or a dissolution, liquidation and/or winding up of the Company.  Accordingly, holders of the Company’s secured and unsecured debt and common stock may lose their entire investment in the event of a reorganization, bankruptcy, liquidation, dissolution or winding up of the Company.

Liquidity and Going Concern

As of December 31, 2019, the Company had approximately $2,184 of cash and cash equivalents, and total current assets of approximately $3,933. The Company’s total current liabilities balance, which includes primarily accounts payable, accrued expenses, and the current portion of operating lease liabilities was approximately $16,220 as of December 31, 2019. The working capital deficiency was $12,287 as of December 31, 2019, compared to a working capital deficiency of $10,899 as of December 31, 2018. The increase in the working capital deficiency was primarily due to the reduction in cash and other current asset balances from 2018 and the classification of a current portion of lease liability of $3,669 in current liabilities in 2019 but not in 2018, partially offset by the refinancing and recapitalization transactions the Company completed in July of 2019, which are discussed in in the notes to these consolidated financial statements.

While the Company has aggressively reduced operating and overhead expenses, and while it continues to focus on its overall profitability, it has continued to generate negative cash flows from operations, and it expects to incur net losses for the foreseeable future, especially considering the negative impact COVID-19 will have on its liquidity and financial position. As discussed elsewhere in this Annual Report on Form 10-K, the report of the Company’s independent registered public accounting firm on the Company’s financial statements for the years ended December 31, 2019 and 2018 includes an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has taken actions to improve its overall cash position and access to liquidity through debt and equity financings, by exploring valuable strategic partnerships, right sizing its corporate structure and streamlining its operations. These actions are intended to improve the Company’s overall cash position and assist with its liquidity needs, however there can be no assurance that these actions will be sufficient.

These audited financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

Material Weakness in Internal Controls over Financial Reporting

Based on management’s evaluation under the framework in Internal Control-Integrated Framework, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019 due to a material weakness in its internal controls over its financial close and reporting process and have concluded that the financial close and reporting process needs additional formal procedures to ensure that appropriate reviews occur on all financial reporting analysis. Management also concluded that the Company did not maintain a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with its financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately. This deficiency created a reasonable possibility that a material misstatement would not be prevented or detected in a timely basis. Management concluded that the control deficiency represented a material weakness and, accordingly, that the Company’s internal control over financial reporting was not effective as of December 31, 2019.

The material weakness in our internal control over financial reporting resulted in proposed audit adjustments to the Company’s consolidated financial statements in the areas of lease accounting, long-lived asset impairment and accrued liabilities accounting as of and for the year ended December 31, 2019.

The Company is still considering the full extent of the procedures to implement in order to remediate the material weakness described above. The current remediation plan includes a more robust review process, and an increase in the supervision and monitoring of the financial reporting processes and the Company’s accounting personnel.

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

Accounts of the foreign subsidiaries of XpresSpa are translated into United States dollars. Assets and liabilities have been translated primarily at year end exchange rates and revenues and expenses have been translated at average monthly rates for the year. The translation adjustments arising from the use of different exchange rates are included as foreign currency translation within the consolidated statements of operations and comprehensive loss and consolidated statements of changes in stockholders’ equity (deficit).

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

(e) Derivative instruments

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets at their respective fair values. The Company's derivative instruments are revalued at each reporting date, with changes in the fair value of the instruments included in the consolidated statements of operations and comprehensive loss as non-operating income (expense). The Company reviews the terms of features embedded in non-derivative instruments to determine if such features require bifurcation and separate accounting as derivative financial instruments. Equity-linked derivative instruments are evaluated in accordance with FASB Accounting Standard Codification (“ASC”) 815-40, “Contracts in an Entity’s Own Equity,” to determine if such instruments are indexed to the Company’s own stock and qualify for classification in equity.

(f) Inventory

All inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method. Inventory is included in current assets in the consolidated balance sheets.

(g) Intangible assets

Intangible assets include trade names, customer relationships, and technology, which were acquired as part of the acquisition of XpresSpa in December 2016 and were recorded based on the estimated fair value in purchase price allocation. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness. Gain or loss on dispositions of intangible assets is reflected in general and administrative expense in the consolidated statements of operations and comprehensive loss.

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

(h) Long-lived assets (other than intangible assets)

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

The right of use asset on the Company’s consolidated balance sheet represents a lessee's right to use an asset over the life of a lease. The asset is calculated as the initial amount of the lease liability, plus any lease payments made to the lessor before the lease commencement date, plus any initial direct costs incurred, minus any lease incentives received. The amortization period for the right of use asset is from the lease commencement date to the earlier of the end of the lease term or the end of the useful life of the asset.

Long-lived assets are tested for impairment at the lowest level at which there are identifiable operating cash flows, which is at the individual spa location for the XpresSpa business. The Company’s long-lived assets consist primarily of leasehold improvements and right to use lease assets for each of its locations (considered the asset group). The Company reviews its long-lived assets for recoverability yearly or sooner if events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. If indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset group in question to its carrying amount. An impairment loss is recognized if it is determined that the long-lived asset group is not recoverable and is calculated based on the excess of the carrying amount of the long-lived asset group over the long-lived asset groups fair value. The Company estimates the fair value of long-lived assets using present value income approach. Future cash flow was calculated based on forecasts over the estimated remaining useful life of the asset group, which for each of the Company’s spa locations, is the remaining term of the operating lease. The Company uses its existing borrowing rate as the discount rate since it expects that this rate incorporates not only the time value of money but also the expectations regarding future cash flows and an appropriate risk premium.

The estimates used to calculate future cash flows are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated fair value of each asset group. The Company will calculate the future cash flow using what it believes to be the most predictable of several scenarios. Typically, the changes in assumptions run under different business scenarios would not result in a material change in the assessment of the potential impairment or the impairment amount of a locations long-lived asset group. But if these estimates or related assumptions were to change materially, the Company may be required to record an impairment charge (see Note 6, Property and Equipment and Note 9, Leases), for the impairment assessment performed related to those long-lived assets as of December 31, 2019).

(i) Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.

Goodwill is reviewed for impairment at least annually, and when triggering events occur, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other. The Company evaluates goodwill impairment at the reporting unit level and performs its annual goodwill impairment test as of December 31.

As of December 31, 2018, the Company’s goodwill was fully impaired. See Note 8. Intangible Assets and Goodwill for further details on the assessment and conclusion on the goodwill impairment recorded during the year ended December 31, 2018.

(j) Lease liabilities

The Company’s lease liabilities are determined by calculating the present value of all future lease payments using the rate implicit in the lease if it can be readily determined, or the lessee’s incremental borrowing rate. The Company uses it incremental borrowing rate to determine the present value of future lease payments as the rate implicit in its leases could not be readily determined.

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level and/or rent increase based on a change in the consumer price index or fair market value. These amounts are excluded from the calculation of the right of use asset and lease liability under ASC 842. Minimum rent under these leases is included in the determination of rent expense when it is probable that the expense has been incurred and the amount can be reasonably estimated.

(k) Restricted cash and other assets

Restricted cash, which is listed as a separate line item in the consolidated balance sheets, represents balances at financial institutions to secure bonds and letters of credit as required by the Company’s various lease agreements. Other assets include cost basis investments.

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

Other revenue includes one-time intellectual property licenses as well as the sale of certain of our intellectual property. Revenue from patent licensing is recognized when the Company transfers promised intellectual property rights to purchasers in an amount that reflects the consideration to which it expects to be entitled in exchange for those intellectual property rights. During the year ended December 31, 2018, the Company determined that its intellectual property operating segment will no longer be an area of focus and, as such, will no longer be reflected as a separate operating segment, as it was not expected to generate any material revenues or operating costs.

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

(o) Pre-opening costs

Pre-opening and start-up activity costs, which include rent and occupancy, supplies, advertising, and other direct expenses incurred prior to the opening of a new store, are expensed in the period in which they are incurred.

(p) Cost of sales

Cost of sales consists of store-level costs. Store-level costs include all costs that are directly attributable to the store operations and include:

●	payroll and related benefits for store operations and store-level management;

●	rent, percentage rent and occupancy costs;

●	the cost of merchandise;

●	freight, shipping and handling costs;

●	production costs;

●	inventory shortage and valuation adjustments, including purchase price allocation increase in fair values which was recorded as part of acquisition; and

●	costs associated with sourcing operations.

(q) Stock-based compensation

Stock-based compensation is recognized as an expense in the consolidated statements of operations and comprehensive loss and such cost is measured at the grant-date fair value of the equity-settled award. The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The fair value of Restricted Stock Units (“RSUs”) is calculated as of the date of grant using the grant date closing share price multiplied by the number of RSUs granted. The expense is recognized on a straight-line basis, over the requisite service period. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past. Expected volatility is estimated based on a weighted average historical volatility of the Company and comparable entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve as of the date of grant.

(r) Income taxes

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

(s) Noncontrolling interests

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

(t) Net loss per common share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders for the period by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to the Company for the period by the weighted-average number of shares of Common Stock plus dilutive potential Common Stock considered outstanding during the period. However, as the Company generated net losses in all periods presented, some potentially dilutive securities that relate to the continuing operations, including certain warrants and stock options, were not reflected in diluted net loss per share because the impact of such instruments was anti-dilutive.

(u) Commitments and contingencies

Liabilities for loss contingencies arising from assessments, estimates or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs expected to be incurred in connection with a loss contingency are expensed as incurred.

(v) Reclassification

Certain balances have been reclassified to conform to the current year presentation, including impairment/disposal of assets, presentation of discontinued operations and assets and liabilities held for disposal with respect to the Company’s Group Mobile business.

(w) Fair value measurements

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

(x) Recently adopted accounting pronouncements

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

On January 1, 2019, the Company adopted ASU 2016-02 on a retrospective basis, beginning on January 1, 2019, using the optional transition method. The Company applied the transition options permitted by ASU 2018-11 and elected the package of practical expedients to alleviate certain operational and reporting complexities related to the adoption, one of which was not to recognize a right of use asset or lease liability for leases with a term of 12 months or less. See Note 9, Leases for further discussion. The Company recorded right of use assets and lease liabilities for its operating leases of $10,809 upon adoption of ASU 2016-02.

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

(y) Recently issued accounting pronouncements

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

Note 3. Net Loss per Share of Common Stock

The table below presents the computation of basic and diluted net losses per common share:

	For the years ended December 31,
	2019	2018
Basic numerator:
Net loss from continuing operations attributable to common shareholders	$(21,223)	$(36,090)
Net loss from discontinued operations attributable to common shareholders	—	(1,115)
Net loss attributable to common shareholders	$(21,223)	$(37,205)
Basic denominator:
Basic shares of Common Stock outstanding*	4,903,331	1,453,635
Basic loss per share of Common Stock from continuing operations	$(4.33)	$(24.83)
Basic loss per share of Common Stock from discontinued operations	—	(0.77)
Basic net loss per share of Common Stock	$(4.33)	$(25.60)

Diluted numerator:
Net loss from continuing operations attributable to shares of Common Stock	$(21,223)	$(36,090)
Net loss from discontinued operations attributable to shares of Common Stock	—	(1,115)
Net loss attributable to the Company	$(21,223)	$(37,205)

Diluted denominator:
Diluted shares of Common Stock outstanding*	4,903,331	1,453,635
Diluted loss per share of Common Stock from continuing operations	$(4.33)	$(24.83)
Diluted loss per share of Common Stock from discontinued operations	—	(0.77)
Diluted net loss per share of Common Stock	$(4.33)	$(25.60)

Net loss per share data presented excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact*:

Both vested and unvested options outstanding to purchase an equal number of shares of Common Stock of the Company	137,892	101,979
Vested and unvested RSUs to issue an equal number of shares of Common Stock of the Company	—	17,750
Warrants to purchase an equal number of shares of Common Stock of the Company	3,388,115	703,670
Preferred stock on an as converted basis	1,965,491	6,364,328
Conversion feature of debt	4,750,000	217,500
Total number of potentially dilutive instruments, excluded from the calculation of net loss per share	10,241,498	7,405,227

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

*All December 31, 2018 share amounts have been adjusted to reflect the impact of the 1:20 reverse stock split.

Note 4. Cash, Cash Equivalents, and Restricted Cash

	December 31,
	2019	2018
Cash denominated in United States dollars	$890	$2,000
Cash denominated in currency other than United States dollars	1,048	1,143
Credit and debit card receivables	246	260
	$2,184	$3,403

As of December 31, 2019 and 2018, cash and cash equivalents included $246 and $260 of credit card receivables, respectively. As of December 31, 2019, and 2018, the Company held cash balances in overseas accounts, totaling $1,048 and $1,143, respectively, which is not insured by the Federal Deposit Insurance Corporation (“FDIC”). If the Company were to distribute the amounts held overseas, the Company would need to follow an approval and distribution process as defined in its operating and partnership agreements, which may delay and/or reduce the availability of that cash to the Company. In addition, as of December 31, 2019 and 2018, there was $451 and $487, respectively, of restricted cash balances at financial institutions to secure bonds and letters of credit as required by the Company’s various lease agreements, which is included in Other assets on the Company’s consolidated balance sheets. The aggregate cash, cash equivalents, and restricted cash is $2,635 and $3,890 as of December 31, 2019 and 2018.

Cash denominated in United States dollars decreased $1,110 from December 31, 2018 to December 31, 2019 primarily due to cash proceeds received by the Company in 2018 from the issuance of preferred stock and from the issuance of convertible debt securities and warrants, which the Company did not receive in 2019.

Note 5. Other Current Assets

As of December 31, 2019, and 2018, the Company’s other current assets were comprised of the following:

	December 31,
	2019	2018
Prepaid expenses	$984	$1,204
Other	118	370
Total other current assets	$1,102	$1,574

Prepaid expenses are predominantly comprised of financed and prepaid insurance policies which have terms of one year or less.

Note 6. Property and Equipment

Property and equipment is comprised of three categories: leasehold improvements, furniture and fixtures, and other operating equipment as of December 31, 2019 and 2018 as follows:

	December 31,
	2019	2018	Useful Life
Leasehold improvements	$16,102	$18,932	Average 5-8 years
Furniture and fixtures	863	1,264	3-4 years
Other operating equipment	1,305	2,322	Maximum 5 years
	18,270	22,518
Accumulated depreciation	(10,206)	(10,723)
Total property and equipment, net	$8,064	$11,795

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the shorter of remaining lease term or economic useful life (which is on average 5-8 years).

The Company did an assessment of its property and equipment for impairment as of December 31, 2019 and 2018. Based upon the results of the impairment tests, the Company recorded an impairment expense of approximately $1,844 and $2,100, respectively, which is included in “Impairment/disposal of assets” in the consolidated statements of operations and comprehensive loss. The expense was primarily related to the impairment of leasehold improvements made to certain locations where management determined that the location’s discounted future cash flow was not enough to support the carrying value of the leasehold improvements over the remaining lease term. The impairment expense represents the excess of the carrying value of the leasehold improvements over the estimated future discounted cash flows. Management calculated the future cash flow of each location using a present value income approach. The sum of expected cash flow for the remainder of the lease term for each location was present valued at a discount rate of 9.0% and 11.24%, for 2019 and 2018 respectively, which represent the then borrowing rate of the Company’s note payable to B3D. The Company believes that this rate incorporates the time value of money and an appropriate risk premium.

In July 2019, as a result of an early termination of a lease for one of its locations that was closed, the Company assessed all assets at the closed location (primarily leasehold improvements) for impairment. This resulted in a charge of approximately $620, which was included in “Impairment/disposal of assets” in the consolidated statements of operations and comprehensive loss that was recorded in June 30, 2019 and is reflected in the current period year to date results. The Company also reduced the remaining right of use asset and the lease liability balances by approximately $421 in June 2019 related to the leases for this location.

The Company expensed approximately $231 of costs incurred during 2019 that had been capitalized in anticipation of opening new spas, that the Company later determined were not viable. The Company also wrote off approximately $109 related to a previous asset disposition that had originally been classified as held for sale, were reclassified to continuing operations, but were ultimately deemed not realizable as of December 31, 2019. These charges are included in the “Impairment/disposition of assets” line in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.

During the years ended December 31, 2019 and 2018, the Company recorded $3,821 and $4,945, respectively, of depreciation expense from continuing operations.

Note 7. Other Assets

Other assets in the consolidated balance sheets are comprised of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Cost method investments	$484	$2,482
Lease deposits	755	894
Other assets	$1,239	$3,376

In the second quarter of 2019, the Company impaired its investment in Route1, which the Company received from the disposition of Group Mobile in March 2018; due to an under performance of operating results. The Company recorded an impairment charge of $1,141, which is included in “Impairment/disposal of assets” account balance on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019. As of December 31, 2019, the balance in the Company’s investment in Route 1 was $484.

In the third quarter of 2019, the Company recorded an impairment loss on its FLI Charge cost method investment, which the Company received from the disposition of FLI Charge in October 2017, of approximately $47, which is included in “Impairment/disposal of assets” on the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2019.

The Company assessed its investment in InfoMedia Services Limited (“InfoMedia”) for impairment at December 31, 2019 as InfoMedia was to have obtained financing to fund continuing operations and a new product during 2019 but was unable to obtain the financing. The Company believes this represents a triggering event and determined it should write off its investment in InfoMedia and recorded an impairment expense of $787, which is included in “Impairment/disposal of assets” on the Company's statement of operations and comprehensive loss for the year ended December 31, 2019.

The Company had an investment in Marathon Patent Group, Inc. (“Marathon”), which the Company acquired in January 2018, with an acquisition date fair value of $450. The Company determined based on its evaluation of its investment that certain unrealized losses represented an other-than-temporary impairment as of December 31, 2018 and the Company recognized an impairment charge of $148 for the year ended December 31, 2018, equal to the excess of carrying value over fair value. During the year ended December 31, 2018, the Company sold 205,646 shares of Marathon Common Stock, with a carrying value of $279, for net proceeds of $200. The Company sold its remaining investment in Marathon of $23 in December of 2019 for net proceeds of $14.

Also included in “Other assets” as of December 31, 2019 were $755 deposits made pursuant to various lease agreements, which will be returned to the Company at the end of the leases.

The Company has not identified any other events or changes in circumstances that occurred during 2019 that had a significant adverse effect on the carrying value of its remaining cost method investments. See Note 20, Subsequent Events for discussion pertaining to the impact of COVID-19 on our operations.

Note 8. Intangible Assets and Goodwill

Intangible assets

The following table provides information regarding the Company’s intangible assets, which consist of the following:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Trade name	$13,309	$(6,709)	$6,600	$13,309	$(4,485)	$8,824
Customer relationships	312	(312)	—	312	(312)	—
Software	312	(129)	183	312	(69)	243
Patents	26,897	(26,897)	—	26,897	(26,797)	100
Total intangible assets	$40,830	$(34,047)	$6,783	$40,830	$(31,663)	$9,167

The Company’s trade name relates to the value of the XpresSpa trade name, customer relationships represent the value of loyalty customers, software relates to certain capitalized third-party costs related to a new point-of-sale system, and patents consist of intellectual property portfolios acquired from third parties.

The Company wrote off the net book value of certain patents that were no longer generating cash flow totaling approximately $85, which is included in “Impairment/disposal of assets” on the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.

The Company’s intangible assets are amortized over their expected useful lives, which is six years for tradenames and five years for software. During the years ended December 31, 2019 and 2018, the Company recorded amortization expense of $2,303 and $2,453, respectively, related to its intangible assets.

Estimated amortization expense for the Company’s intangible assets at December 31, 2019 is as follows:

Years ending December 31,	Amount
2020	$2,278
2021	2,278
2022	2,227
Total	$6,783

Goodwill

On January 5, 2018, the Company changed its name to XpresSpa Group as part of a rebranding effort to carry out its corporate strategy to build a pure-play health and wellness services company, which the Company commenced following its acquisition of XpresSpa on December 23, 2016. The Company completed the sale of Group Mobile on March 22, 2018, which was the only remaining component of the Company’s technology operating segment. Following the sale of Group Mobile, the Company’s management made the decision that its intellectual property operating segment would no longer be an area of focus and would no longer be a separate operating segment as it was not expected to generate any material revenues. This completed the transition of the Company into a pure-play health and wellness company with only one operating segment, consisting of its XpresSpa business.

On April 19, 2018, the Company entered into a separation agreement with its Chief Executive Officer regarding his resignation as Chief Executive Officer and as a Director the Company. On that same date, the Company’s Senior Vice President and Chief Executive Officer of XpresSpa was appointed by the Board of Directors as the Chief Executive Officer and as a Director of the Company.

These events were identified by the Company’s management as triggering events requiring that goodwill be tested for impairment as of March 31, 2018. In addition to the Company’s rebranding efforts to a pure-play health and wellness services company, its stock price continued to decline even after the announcement of the new Chief Executive Officer. As the stock price had not rebounded, the Company determined that an other than temporary impairment was incurred during the three-month period ended March 31, 2018.

The Company performed a quantitative goodwill impairment test, in which the Company compared the carrying value of the reporting unit to its estimated fair value, which was calculated using an income approach. The key assumptions for this approach were projected future cash flows and a discount rate, which was based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected future cash flows. As a result of the quantitative goodwill impairment test performed, the Company determined that the fair value of the reporting unit did not exceed its carrying amount and, therefore, goodwill of the reporting unit was considered impaired.

Based on the estimated fair value of goodwill, the Company recorded an impairment charge of $19,630, to reduce the carrying value of goodwill to its fair value, which was determined to be zero. This impairment charge is included in goodwill impairment in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2018.

The fair value measurement of goodwill was classified within Level 3 of the fair value hierarchy because the income approach was used, which utilizes inputs that are unobservable in the market. The Company believes it made reasonable estimates and assumptions to calculate the fair value of the reporting unit as of the impairment test measurement date.

Note 9. Leases

The Company leases its retail space at various domestic and international airports. Additionally, the Company leases its corporate office in New York City. Certain leases entered into by the Company are accounted for in accordance with ASC 842. The Company determines if an arrangement is a lease at inception and if it qualifies under ASC 842. Some of the Company’s lease arrangements contain fixed payments throughout the term of the lease. Others involve a variable component to determine the lease obligation where a certain percentage of sales is used to calculate the lease payments. The Company enters into certain leases that expire and are then extended on a month-to-month basis. These leases are not included in the calculation of the total lease liability and the right of use asset after they convert to month-to-month.

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

The Company reviews all of its existing lease agreements on a quarterly basis to determine whether there were any modifications to lease agreements and to assess if any agreements should be accounted for pursuant to the guidance in ASC 842. The Company has continued to use 11.24% as its incremental borrowing rate for majority of its leases as there have been no modifications to them since the adoption of ASC 842. The Company did exercise its option to extend the term of two existing lease contracts during the year. Since the existing lease liability did not originally consider the extension of the lease term for these two leases, the Company reassessed the incremental borrowing rate used to calculate the lease liability. The Company renegotiated terms of its senior secured notes during 2019. The borrowing rate was reduced from 11.24% to 9.0%. Therefore, the Company has determined that it should use 9.0% as its incremental borrowing rate for the two lease extensions and recalculated the right of use asset and lease liability based on the revised borrowing rate and the modified lease terms. There were no other lease modifications during the year ended December 31, 2019. The Company entered into two new lease arrangements during 2019 that are included in the balances of its right of use asset and lease liability as of December 31, 2019. The Company used 9.0% as its incremental borrowing rate in calculating the present value of future lease payments.

The following is a summary of the activity in the Company’s current and long-term operating lease liabilities for the year ended December 31, 2019:

Operating lease liabilities, January 1, 2019	$10,809
New leases entered into	770
Extension of term of existing lease obligations	986
Termination of existing qualifying leases	(447)
Amortization of lease obligation	(2,623)
Operating lease liabilities, December 31, 2019	$9,495

As of December 31, 2019, future minimum operating leases commitments are as follows:

Calendar Years ending December 31,	Amount
2020	$3,476
2021	2,952
2022	2,236
2023	1,314
2024	664
Thereafter	625
Total future lease payments	11,267
Less: interest expense at incremental borrowing rate	(1,772)
Net present value of lease liabilities	$9,495

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	4.8 years
Weighted average discount rate used to determine present value of operating lease liability:	11.0%
Cash paid for lease obligations during the year ended December 31, 2019:	$3,867

Variable lease payments calculated monthly as a percentage of a product and services revenue were $3,025 and $2,769 for the years ended December 31, 2019 and 2018, respectively.

Rent expense from continuing operations for operating leases for years ended December 31, 2019 and 2018 were $8,175 and $8,405, respectively.

The Company did an assessment of its right of use lease assets for impairment as of December 31, 2019. Based upon the results of the impairment test, the Company recorded an impairment expense of approximately $1,217, which is included in Impairment/disposal of assets on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019. The expense was primarily related to the impairment of right of use lease assets where management determined that the location’s discounted future cash flow was not enough to support the carrying value of the assets over the remaining lease term. The impairment expense represents the excess of the carrying value of the right of use lease assets over the estimated future discounted cash flows. Management calculated the future cash flow of each location using a present value income approach. The sum of expected cash flow for the remainder of the lease term for each location was present valued at a discount rate of 9.0%, which represents the current borrowing rate of the Company’s note payable to B3D. The Company believes that this rate incorporates the time value of money and an appropriate risk premium.

The fair value measurement of long-lived assets is classified within Level 3 of the fair value hierarchy because the income approach was used, which utilizes inputs that are unobservable in the market. The Company believes it made reasonable estimates and assumptions to calculate the fair value of its long-lived assets as of the impairment test measurement date.

Note 10. Long-term Notes and Convertible Notes

Total debt as of December 31, 2019 and 2018 is comprised of the following:

	December 31, 2019	December 31, 2018
B3D Note, net of unamortized debt discount of $2,420 at December 31, 2019	$4,580	$6,500
5% Secured Convertible Notes	—	1,986
Calm Note, net of unamortized debt discount of $1,318	1,182	—
Total debt	$5,762	$8,486

B3D Note

On July 8, 2019, the Company entered into the fourth amendment to its existing credit agreement (the “Amendment to the Credit Agreement”) with B3D, to renegotiate the terms of its 11.24%, $6,500 senior secured note. The Amendment to the Credit Agreement, among other provisions, (i) extended the maturity date to May 31, 2021, (ii) reduced the applicable interest rate to 9.0%, and (iii) amended and restated certain other provisions. As consideration for these and other modifications, the principal amount owed to B3D was increased to $7,000.

The Company engaged an independent third party to assess the fair value of each of the derivative instruments included in the B3D Note. The results of the appraisal were that the conversion feature and the B3D Note should be bifurcated, and that the conversion option should be treated as a separate derivative liability. An initial fair value of $2,774 was assigned to the conversion option, which is included in “Derivative Liabilities” on the consolidated balance sheet and the B3D Note was assigned a fair value of $4,226 as of July 8, 2019. The conversion option is marked to market at the end of each reporting period. The Company recorded a revaluation gain of approximately $1,012 that is included in “Other income (expense), net” for the year ended December 31, 2019 for the change in the fair value of the conversion option. During the year ended December 31, 2019, the Company recorded $724 of debt discount accretion expense that increased the carrying value of the B3D Note.

The modification to the terms included in the Credit Agreement Amendment were accounted for as a troubled debt restructuring in the Company’s consolidated financial statements, in accordance with ASC 470-60 “Troubled Debt Restructurings by Debtors”. A debtor in a troubled debt restructuring involving only a modification of terms of a payable should account for the effects of the restructuring prospectively from the time of restructuring and not change the carrying amount of the payable at the time of the restructuring. The Company will pay interest monthly at the revised 9.0% rate over the life of the B3D Note. Since the future cash payments for principal and interest under the restructured B3D Note will be greater than the carrying value of the original note, no gain was recorded.

As a result of the extension of the maturity date to May 31, 2021, the balance of the B3D Note was reclassified from current liabilities as of December 31, 2018 to long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2019.

The Company agreed on a $500 increase in the principal amount of the B3D Note, which will be amortized on a straight-line basis over the revised term of the B3D Note. The net balance of the deferred issuance costs was $370 as of December 31, 2019 and is presented as a reduction of the B3D Note balance in the Company’s consolidated balance sheet as of December 31, 2019. Amortization expense from July 8, 2019 through December 31, 2019 was $130 and is included in “Interest expense” in the consolidated statement of operations and comprehensive loss.

The B3D Note is guaranteed on a full, unconditional, joint, and several basis, by the parent Company, XpresSpa Group, Inc., and all wholly owned subsidiaries of Holdings (the “Guarantor Subsidiaries”). Under the terms of a security and guarantee agreement dated July 8, 2019, XpresSpa Group, Inc. (the parent company) and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest and principal on the B3D Note. Holdings pledged and granted to B3D a first priority security interest in, among other things, all of its equity interests in Holdings and all of its rights to receive distributions, cash or other property in connection with Holdings. The Company has not presented separate consolidating financial statements of XpresSpa Group, Inc., Holdings and Holdings’ wholly-owned subsidiaries, as each entity has guaranteed the B3D Note, so each entity is responsible for the payment.

Convertible Notes

5% Secured Convertible Notes

On May 15, 2018, in a private placement offering, the Company issued (i) 5% Secured Convertible Notes (the “5% Secured Convertible Notes”) convertible into Common Stock at $12.40 per share, originally due November 2019, (ii) May 2018 Class A Warrants to purchase 357,863 shares of Common Stock and (iii) May 2018 Class B Warrants to purchase 178,932 shares of Common Stock. The May 2018 Class A Warrants and May 2018 Class B Warrants were originally convertible into Common Stock at $12.40 per share. The Company received aggregate proceeds of $4,438 from the May 2018 private placement. Debt issuance costs that had been capitalized related to the 5% Secured Convertible Notes, were being amortized on a straight-line basis over their remaining term of the 5% Secured Convertible Notes. The Company did not record amortization expense of the debt issuance costs related to the 5% Secured Convertible Notes after June 30, 2019 as the notes were converted into Common Stock on June 27, 2019. The balance of debt issuance costs of $135 was written off in June 2019 and was included in “Interest expense” in the consolidated financial statements for the year ended December 31, 2019.

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

On June 27, 2019, the Company entered into the Third Amendment Agreement to the 5% Secured Convertible Notes (the “Third Amendment”) whereby the holders of the 5% Convertible Notes agreed to convert their notes then held into Common Stock. The Third Amendment reduced the conversion price of the 5% Convertible Notes to Common Stock from $12.40 per share to $2.48 per share. As a result of the reduction in the conversion price, the Company recorded debt conversion expense of $1,584 to account for the additional consideration paid over what was agreed to in the original 5% Secured Convertible Notes agreement. The expense is reflected in “Other non-operating income (expense), net” in the consolidated statement of operations and comprehensive loss. The 5% Secured Convertible Notes holders converted their remaining outstanding principal balances plus accrued interest into 586,389 shares of Common Stock and 356,772 Class A Warrants (the “June 2019 Class A Warrants”). The June 2019 Class A Warrants had an exercise price of $0.01 and are otherwise identical in form and substance to the Company's existing May 2018 Class A Warrants.

The Company had a valuation expert perform an appraisal of the June 2019 Class A Warrants as of June 30, 2019. The June 2019 Class A Warrants were assigned an original appraised value of $689. The value of these warrants was recorded as a derivative liability on the consolidated balance sheet and will be marked to market at the end of each reporting period. The expense of $689 is included in “Other non-operating income (expense), net” in the consolidated condensed statements of operations and comprehensive loss.

The June 2019 Class A Warrants were converted into 354,502 shares of Common Stock in July 2019.

Calm Note

On July 8, 2019, the Company entered into a securities purchase agreement with Calm.com, Inc. (“Calm”) pursuant to which the Company agreed to sell (i) an aggregate principal amount of $2,500 in an unsecured convertible note (the “Calm Note”), which is convertible into shares of Series E Convertible Preferred Stock at a conversion price of $3.10 per share (the “Series E Preferred Stock”) and (ii) warrants to purchase 937,500 shares of the Company’s Common Stock. The Calm Note will mature on May 31, 2022, and bears interest at a rate of 5% per annum, subject to increase in the event of default, and is payable in arrears and may be paid in cash, shares of Series E Preferred Stock or a combination thereof. The Company made interest payments of $19 in cash and $31 in the form of Series E Preferred Stock in 2019.

On April 17, 2020, we entered into an amended and restated the Calm Note in order to provide, among other items, that Calm shall not have the right to convert the shares of Series E Preferred Stock issued in connection with the Calm Note into shares of Common Stock to the extent that such conversion would cause Calm to beneficially own in excess of the Beneficial Ownership Limitation, initially defined as 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series E Preferred Stock.

The Company engaged a valuation expert to assess the fair value of each of the derivative instruments included in the Calm Note. The results of the appraisal were that the conversion feature and the Calm Warrants should be bifurcated, and both treated as derivative liabilities. A fair value of $351 was assigned to the conversion option, a fair value of $1,018 was assigned to the Calm Warrants and the Calm Note was assigned a fair value of $1,131, net of issuance cost, as of July 8, 2019. The conversion option and the Calm Warrants are marked to market at the end of each reporting period. The assessment of the fair value of the conversion option and Calm Warrants resulted in a gain of $771 as of December 31, 2019, which is reflected as a revaluation gain in that is included in “Other income (expense), net” in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2019.

The Company capitalized direct issuance costs of approximately $222 related to the issuance of the Calm Note and recorded amortization of debt issuance costs of $235 from the date the debt was issued on July 8, 2019 through December 31, 2019. The net balance of the deferred issuance costs is $184 as of December 31, 2019 and is presented as a reduction of the Calm Note balance on the Company’s consolidated balance sheet. Amortization expense is included in “Interest expense” in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2019. During the year ended December 31, 2019, the Company recorded $235 of debt discount accretion expense that increased the carrying value of the Calm Note.

Note 11. Preferred Stock and Warrants

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

When a reporting entity changes the terms of its preferred stock, it must assess whether the changes should be accounted for as either a modification or extinguishment. The Company engaged a valuation expert to perform an appraisal to determine the fair value of the Series D Preferred Stock before and after the changes were made. The results of the fair value assessment indicated that the fair values before and after the change in the provisions and characteristics of the Series D Preferred Shares were not substantially different (in practice, substantially different has been interpreted to be greater than 10%). Therefore, the Company did not record an adjustment to the Series D Preferred Stock.

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

When a reporting entity changes the terms of its outstanding preferred stock, it must assess whether the changes should be accounted for as either a modification or an extinguishment. The Company engaged an independent third party to perform an appraisal to determine the fair value of the Series E Preferred Stock before and after the changes were made. The results of the fair value assessment indicated that the fair values before and after the change in the provisions and characteristics of the Series E Preferred Stock were not substantially different (in practice, substantially different has been interpreted to be greater than 10%). Therefore, the Company did not record an adjustment to the Series E Preferred Stock.

Series F Convertible Preferred Stock

In connection with the May 2018 SPA Amendment, the Company issued 8,996 shares of Series F Convertible Preferred Stock to the parties to the May 2018 SPA Amendment. The Company engaged a valuation expert to perform an appraisal to determine the fair value of the Series F Preferred Stock. The Series F Preferred Stock has a par value of $0.01 per share and a stated value of $100 per share. The Series F Preferred Stock was appraised at a fair value of $1,154, $1,131 net of issuance costs, which was recorded as a charge to “Other income (expense), net” in the Company’s consolidated financial statements as of the date of issuance of the Series F Convertible Preferred Stock.

Warrants

The Calm Warrants entitle Calm to purchase an aggregate of 937,500 shares of Common Stock at an original exercise price of $2.00 per share, exercisable beginning six months from the date of issuance, and have a term of five years. In March 2020, the conversion price was reduced to $0.175 per share, due to the effect of certain anti-dilution adjustments,

In June 2019, the Company’s 5% Secured Convertible Notes holders converted their remaining outstanding principal balances plus accrued interest into 586,389 shares of Common Stock and 356,772 June 2019 Class A Warrants. The June 2019 Class A Warrants had an exercise price of $0.01 and are otherwise identical in form and substance to the Company's existing May 2018 Class A Warrants.

The June 2019 Class A Warrants were converted into 354,502 shares of Common Stock in July 2019. The Class B Warrants were cancelled in July 2019.

The following table summarizes information about all warrant activity during the year ended December 31, 2019:

	No. of warrants*	Exercise price range*
December 31, 2018	703,669	$12.40 - 100.00
Granted	4,628,195	$.01 - 2.00
Exercised	(1,748,869)	$.01
Expired	(194,880)	$.01 - 12.40
December 31, 2019	3,388,115	$2.00 - 100.00

The Company’s outstanding equity warrants as of December 31, 2019 consist of the following:

	No. outstanding*	Exercise price*	Remaining contractual life	Expiration Date
October 2015 Warrants	2,500	$5.00	1.29 years	April 15, 2021
December 2016 Warrants	124,990	$3.00	1.98 years	December 23, 2021
Outstanding as of December 31, 2019	127,490

The Company’s outstanding derivative warrants as of December 31, 2019 consist of the following:

	No. outstanding*	Exercise price*	Remaining contractual life	Expiration Date
May 2015 Warrants	26,875	$3.00	.34 years	May 4, 2020
Class A Warrants	2,296,250	$2.48	3.38 years	November 17, 2023
Calm Warrants	937,500	$2.00	4.52 years	July 8, 2024
	3,260,625

*Amounts outstanding on or before December 31, 2018 were adjusted to reflect the impact of the 1:20 reverse stock split that became effective on February 22, 2019.

Note 12. Fair Value Measurements

Fair value measurements are determined based on assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy distinguishes between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require us to use present value and other valuation techniques in the determination of fair value (Level 3).

The following table presents the placement in the fair value hierarchy of the Company’s derivative liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

		Fair value measurement at reporting date using
		Quoted prices in
As of December 31, 2019:		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)

Class A Warrants	$778	$—	$—	$778
Calm Warrants	382	—	—	382
Calm Conversion Option	216	—	—	216
B3D Conversion Option	1,761	—	—	1,761
Total	$3,137	—	—	$3,137
As of December 31, 2018:

Class A Warrants	$476	$—	$—	$476
Class B Warrants	—	—	—	—
Total	$476	$—	$—	$476

The Company measures its derivative liabilities at fair value. The derivative liabilities were classified within Level 3 because they were valued using the Monte Carlo model, which utilizes significant inputs that are unobservable in the market. These derivative liabilities were initially measured at fair value and are marked to market at each balance sheet date. The derivative warrant and conversion option liabilities are recorded as “Derivative liabilities” on the consolidated balance sheets and the revaluation of the derivative liabilities is included in “Other non-operating income (expense)” in the consolidated statements of operations and comprehensive loss.

In addition to the above, the Company’s financial instruments as of December 31, 2019 and 2018 consisted of cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

The following table summarizes the changes in the Company’s derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the year ended December 31, 2019:

December 31, 2018	$476
Fair value of derivative liabilities derived from issuance of Calm and B3D Notes	4,142
Issuance of warrants	689
Mark to market of warrants and conversion options	(2,170)
December 31, 2019	$3,137

Valuation processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative liabilities falls within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs. The valuation of the derivative liabilities is performed by a valuation expert at the end of each reporting period. The price of the Company’s Common Stock as of December 31, 2019 used in the valuation calculations was $0.67. The conversion option of the Calm and B3D warrants to Common Stock used in the valuation was $2.00 per share.

As of December 31, 2019:

Description	Valuation technique	Unobservable inputs	Range
Class A Warrants	Monte Carlo Method	Volatility	65.20%
		Risk-free interest rate	1.67%
		Expected term, in years	3.38
		Dividend yield	0.00%

Description	Valuation technique	Unobservable inputs	Range
Calm Warrants	Monte Carlo Method	Volatility	66.90%
		Risk-free interest rate	1.62%
		Expected term, in years	4.52
		Dividend yield	0.00%

Description	Valuation technique	Unobservable inputs	Range
Calm Conversion option	Monte Carlo Method	Volatility	66.90%
		Risk-free interest rate	1.75%
		Expected term, in years	2.41
		Dividend yield	0.00%

Description	Valuation technique	Unobservable inputs	Range
B3D Conversion option	Monte Carlo Method	Volatility	65.7	0%
		Risk-free interest rate	1.62%
		Expected term, in years	1.42
		Dividend yield	0.0	0%

As of December 31, 2018:

Description	Valuation technique	Unobservable inputs	Range
Class A Warrants	Black-Scholes-Merton	Volatility	70.61%
		Risk-free interest rate	2.53%
		Expected term, in years	4.38
		Dividend yield	0.00%

Class B Warrants	Black-Scholes-Merton	Volatility	84.02%
		Risk-free interest rate	2.98%
		Expected term, in years	0,12
		Dividend yield	0.00%

Sensitivity of Level 3 measurements to changes in significant unobservable inputs

The inputs to estimate the fair value of the Company’s derivative warrant and conversion liabilities were the current market price of the Company’s Common Stock, the exercise price of the derivative warrant liabilities, their remaining expected term, anti-dilution provisions, the volatility of the Company’s Common Stock price and the risk-free interest rate over the expected term. Significant changes in any of those inputs in isolation can result in a significant change in the fair value measurement.

Generally, an increase in the market price of the Company’s shares of Common Stock, an increase in the volatility of the Company’s shares of Common Stock, and an increase in the remaining term of the derivative liabilities would each result in a directionally similar change in the estimated fair value of the Company’s derivative liabilities. Such changes would increase the associated liability while decreases in these assumptions would decrease the associated liability. An increase in the risk-free interest rate or a decrease in the differential between the derivative warrant liabilities’ exercise price and the market price of the Company’s shares of Common Stock would result in a decrease in the estimated fair value measurement and thus a decrease in the associated liability. The Company has not, and does not plan to, declare dividends on its Common Stock and, as such, there is no change in the estimated fair value of the derivative warrant liabilities due to the dividend assumption.

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

The Marathon Common Stock is recognized as a cost method investment and, as such, was required to be measured at cost on the date of acquisition, which, as of the Transaction Date, approximated fair value. The following table presents the placement in the fair value hierarchy of the Marathon Common Stock measured at fair value on a nonrecurring basis as of the Transaction Date:

Fair value measurement at reporting date using
Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)

December 31, 2018	$23	$23	$—	$—

December 31, 2019	$—	$—	$—	$—

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

On July 11, 2018, the Lockup Period concluded, and the Company was permitted to begin trading the Marathon Common Stock, subject to a leak-out provision whereby the shares were released from lockup in equal increments over a 20-day period. As of December 31, 2018, the remaining 44,354 shares of Marathon Common Stock were no longer restricted pursuant to the Lockup Period and leak-out provision, and the Company determined that the investments are classified within Level 1 of the fair value hierarchy.

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

The following table summarizes the changes in the Company’s investment in Marathon Common Stock, measured at fair value using significant other observable inputs (Level 2) as of Transaction Date and measured at fair value using quoted prices in active markets for identical assets (Level 1) during the year ended December 31, 2018:

January 11, 2018	$450
Carrying value of Marathon Common Stock sold	(279)
Decrease in fair value of the Marathon Common Stock	(148)
December 31, 2018	$23

December 31, 2018	$23
Carrying value of Marathon Common Stock sold	(23)
December 31, 2019	$-

The Company sold the remaining shares of the Marathon Common Stock during the year ended December 31, 2019.

Other Fair Value Measurements

The following table presents the placement in the fair value hierarchy of the contingent consideration assumed by the Company following the acquisition of Excalibur Integrated Systems, Inc. (“Excalibur”), which is measured at fair value on a recurring basis as of December 31, 2019 and 2018:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
December 31, 2019:
Contingent consideration	$315	$—	$—	$315
December 31, 2018:
Contingent consideration	$315	$—	$—	$315

The purchase value of the contingent consideration assumed by the Company following the acquisition of Excalibur was determined using the Monte-Carlo simulation and, as such, was classified as Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs. The contingent consideration expires in 2020.

Note 13. Stock-based Compensation*

The Company has a stock-based compensation plan available to grant stock options and RSUs to the Company’s directors, employees and consultants. Under the 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (the “Plan”), a maximum of 2,520,000 shares of Common Stock may be awarded. As of December 31, 2019, 2,286,156 shares were available for future grants under the Plan.

Awards granted under the Plan remain in effect pursuant to their terms. Generally, stock options are granted with exercise prices equal to the fair market value on the date of grant, vest in four equal quarterly installments, and expire 10 years from the date of grant. RSUs granted generally vest over a period of one year.

In February 2019, the Company granted a total of 32,500 stock options to members of its Board of Directors and 75,000 stock options to the Company’s newly elected Chief Executive Officer at an exercise price of $4.20 per share. The options vest over a period of one year.

The Company also granted 37,500 restricted shares of Common Stock to its newly elected Chief Executive Officer. The restricted shares vest in full on February 10, 2020.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past.

The following variables were used as inputs in the model:

Share price of the Company’s Common Stock on the grant date:	$4.20
Exercise price:	$4.20
Expected volatility:	72%
Expected dividend yield:	0%
Annual average risk-free rate:	2.5%
Expected term:	5.25-6.25 years

Total stock-based compensation expense for the years ended December 31, 2019 and 2018 was $335 and $916, respectively.

The following tables summarize information about stock options and RSU activity during the year ended December 31, 2019:

	RSUs		Stock options
	No. of RSUs*	Weighted average grant date fair value*	No. of options*	Weighted average exercise price*	Exercise price range*
Outstanding as of December 31, 2018	17,750	$.60	101,979	$99.80	$22.00-820.00
Granted	—	$—	107,500	$4.20	$4.20
Exercised	(14,750)	$.60	—	$—	$—
Forfeited/Expired	(3,000)	$.60	(71,587)	$112.13	$22.00-820.00
Outstanding as of December 31, 2019	—	$—	137,892	$275.79	$4.20-820.00
Exercisable as of December 31, 2019	—	$—	62,892	$404.00	$4.20-820.00
Expected to vest as of December 31, 2019	—	$—	75,000	$4.20	$4.20

The weighted average remaining contractual term for options outstanding as of December 31, 2019 was between 5.25 and 6.25 years.

As of December 31, 2019, there was no aggregate intrinsic value associated with the options outstanding as the exercise price of the options was greater than the Company’s Common Stock price. There was no unrecognized stock-based payment cost related to non-vested stock options as of December 31, 2019.

*Balances as of December 31, 2018 were adjusted to reflect the impact of the 1:20 reverse stock split that became effective on February 22, 2019.

 Note 14. Segment Information

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

The Company currently operates in two geographical regions: United States and all other countries, which primarily include Amsterdam, and Dubai. The following table represents the geographical revenue, and total long-lived asset information as of and for the years ended December 31, 2019 and 2018. There were no concentrations of geographical revenue and long-lived assets related to any single foreign country that were material to the Company’s consolidated financial statements. Long-lived assets include property and equipment, restricted cash, cost method investments, security deposits and right of use lease assets.

	For the years ended December 31,
	2019	2018
Revenue
United States	$43,455	$44,738
All other countries	5,060	5,356
Total revenue	$48,515	$50,094

Long-lived assets
United States	$15,122	$14,331
All other countries	2,886	1,327
Total long-lived assets	$18,008	$15,658

Long-lived assets includes property and equipment, right of use lease assets, security deposits, cost method investments and restricted cash.

Note 15. Related Parties Transactions

On April 14, 2018, the Company entered into a consulting agreement with an employee of Mistral Equity Partners, which was a significant shareholder of the Company and whose Chief Executive Officer was a member of the Board of Directors of the Company, to consult on certain business-related matters. The total consideration is approximately $10 per month through December 31, 2018. The consulting agreement was extended through June 30, 2019. Pursuant to the agreement, the Company recorded consulting expense of $34 and $85 for the years ended December 31, 2019 and 2018, respectively.

In 2018, the Company entered into a collaboration agreement with Calm to the display, market, promote, and offer for sale Calm’s products in each of the Company’s branded stores worldwide. In connection with the collaboration agreement, the Company began selling Calm subscriptions and certain Calm-branded retail products in its spas, beginning in November 2018. Also, Calm holds 937,500 warrants to purchase shares of Company’s Common stock and holds a $2,500 unsecured note convertible into the Company’s Series E Convertible Preferred Stock. During the years ended December 31, 2019 and 2018, the Company recorded revenue of $40 and $11, respectively from the sale of Calm’s branded products in its spas which is included in products revenue in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2019 and 2018.

Note 16. Accounts Payable, Accrued Expenses and Other Current Liabilities

As of December 31, 2019, and 2018, the Company’s accounts payable, accrued expenses and other current liabilities were comprised of the following:

	December 31,
	2019	2018
Accounts payable and accrued expenses	$7,069	$4,632
Litigation accrual	1,800	250
Accrued compensation	1,162	1,126
Accrued insurance	714	897
Other	1,806	1,267
Total accounts payable, accrued expenses and other current liabilities	$12,551	$8,172

XpresSpa carries several annual insurance policies including indemnity, fire, umbrella, and workers’ compensation and financed a total of $910 of the total insurance premiums with a third-party provider, at an average interest rate of approximately 5% per year payable in 10 monthly installments.

Note 17. Discontinued Operations

FLI Charge

Amendment to Royalty Agreement and Termination of Warrant

In February 2019, the Company entered into an agreement to release FLI Charge’s obligation to pay any royalties on FLI Charge’s perpetual gross revenues with regard to conductive wireless charging, power, or accessories, and to cancel its warrants exercisable in FLI Charge in exchange for cash proceeds of $1,100, which were received in full on February 15, 2019 and is included in “Other revenue” in the consolidated financial statements as of December 31, 2019.

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

In consideration for the Disposition, as subsequently adjusted to reflect the 1:10 reverse stock split completed by Route 1 effective as of August 12, 2019, the Buyer issued to the Company:

●	2,500,000 shares of common stock of Route1 (“Route1 common stock”);

●	warrants to purchase 3,000,000 shares of Route1 common stock, which will feature an exercise price of CAD 50 cents per share of common stock and will be exercisable for a three-year period; and

●	certain other payments over the three-year period pursuant to an earn-out provision in the Purchase Agreement.

The Company retained certain inventory with a value of $555 to be disposed of separately from the transaction with Route1 during the first half of 2018. Of this amount, $110 was sold and the remaining inventory excluded from the transaction was subsequently determined to be obsolete and unsalable and was fully written off in June 2018.

Post-closing, the Company owned approximately 6.7% of Route1 common stock.  The Company has the ability to sell the Route1 common stock and warrants to qualified institutional investors. The Group Mobile Purchase Agreement also contains representations, warranties, and covenants customary for transactions of this type.

The total consideration of the Disposition is recognized as a cost method investment and, as such, was measured at cost on the date of acquisition, which, as of the Closing Date, approximated fair value. The fair value of the total consideration as of the Closing Date was determined to be $1,625, which is less than the carrying value of the asset. This resulted in a loss on disposal of $301, which was included in consolidated net loss from discontinued operations in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2018.

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

During the second quarter of 2019, the Company impaired the earn out portion of its investment in Route1, due to an under performance of operating results. The Company recorded an impairment charge of $1,141, which is included in “Other non-operating income (expense), net” on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019. As of December 31, 2019, the balance in the Company’s investment in Route 1 was $484.

Operating Results of Discontinued Operations

The following table represents the components of operating results from discontinued operations, as presented in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2019 and 2018:

	For the years ended December 31,
	2019	2018
Revenue	$—	$2,834
Cost of sales	—	(2,305)
Depreciation and amortization	—	(131)
Impairment	—	—
General and administrative	—	(1,190)
Loss on disposal	—	(301)
Non-operating expense	—	(22)
Loss from discontinued operations before income taxes		(1,115)
Income tax expense	—	—
Net loss from discontinued operations	$—	$(1,115)

Note 18. Income Taxes

For the years ended December 31, 2019 and 2018, the loss from continuing operations before income taxes consisted of the following:

	2019	2018
Domestic	$(21,567)	$(36,506)
Foreign	891	597
	$(20,676)	$(35,909)

Income tax expense attributable to continuing operations for the years ended December 31, 2019 and 2018 consisted of the following:

	For the years ended December 31,
	2019	2018
Continuing operations
Current:
Federal	$(167)	$(6)
State	(6)	22
Foreign	27	22
Deferred:
Federal	—	(316)
	$(146)	$(278)

The income tax benefit of $146 for the year ended December 31, 2019 is comprised primarily of the release of a liability for an uncertain tax position for which the statute of limitations expired in 2019, partially offset by the tax on earnings generated by foreign subsidiaries.

Income tax expense attributable to discontinued operations was $12 for the year ended December 31, 2018.

Income tax expense attributable to continuing operations differed from the amounts computed by applying the applicable United States federal income tax rate to loss from continuing operations before taxes on income as a result of the following:

	For the years ended December 31,
	2019	2018
Loss from continuing operations before income taxes	$(20,676)	$(35,909)
Tax rate	21%	21%

Computed “expected” tax benefit	(4,342)	(7,541)
State taxes, net of federal income tax benefit	(944)	(1,422)
Change in valuation allowance	3,039	7,539
Nondeductible expenses	607	242
Other items	1,494	904
Income tax benefit for continuing operations	$(146)	$(278)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Deferred income tax assets
Net operating loss carryforwards	$41,985	$39,972
Stock-based compensation	4,642	4,468
Intangible assets and other	5,161	4,308
Net deferred income tax assets	51,788	48,748
Less:
Valuation allowance	(51,788)	(48,748)
Net deferred income tax assets	$—	$—

The Company assesses the need for a valuation allowance related to its deferred income tax assets by considering whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. A valuation allowance has been recorded against the Company’s deferred income tax assets, as it is in the opinion of management that it is more likely than not that the net operating loss carryforwards (“NOLs”) will not be utilized in the foreseeable future. The cumulative valuation allowance will be reduced if and when the Company determines that the deferred income tax assets are more likely than not to be realized.

The following table presents the changes to the valuation allowance during the years presented:

As of January 1, 2018	$41,209
Charged to cost and expenses – continuing operations	8,300
Charged to cost and expenses – discontinued operations	342
Return to provision true-up and other	(1,103)
As of December 31, 2018	48,748
Charged to cost and expenses – continuing operations	4,842
Return to provision true-up and other	(1,802)
As of December 31, 2019	$51,788

As of December 31, 2019, the Company’s estimated aggregate total NOLs were $182,327, for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $31,401 for U.S. federal purposes with an indefinite life due to new regulations in the Tax Act of 2017 (the “Tax Act”). The NOL amounts are presented before Internal Revenue Code, Section 382 limitations ("Section 382"). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, the Company’s ability to utilize all such NOL and credit carryforwards may be limited. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 and provides favorable changes to tax law for businesses impacted by COVID-19. However, the Company does not anticipate the income tax law changes will materially benefit the Company.

The Company files its tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions and has open tax years for 2015 through 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax reform, commonly referred to as the Tax Act. The Tax Act makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among other changes, that will generally be effective for tax years beginning after December 31, 2017. After the one-year evaluation under SAB 118, the Company determined that there was no material impact from the Tax Act.

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has recorded accruals of $1,800 and $250 as of December 31, 2019 and December 31, 2018, respectively, which is included in “Accounts payable, accrued expenses and other current liabilities” in the consolidated balance sheets.

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

On January 3, 2017, XpresSpa filed a lawsuit in the Supreme Court of the State of New York, County of New York, against Cordial and several related parties. The lawsuit alleges breach of contract, unjust enrichment, breach of fiduciary duty, fraudulent inducement, fraudulent concealment, tortious interference, and breach of good faith and fair dealing. XpresSpa is seeking damages, declaratory judgment, rescission/termination of certain agreements, disgorgement of revenue, fees and costs, and various other relief. On February 21, 2017, the defendants filed a motion to dismiss. On March 3, 2017, XpresSpa filed a first amended complaint against the defendants. On April 5, 2017, Cordial filed a motion to dismiss. On September 12, 2017, the Court held a hearing on the motion to dismiss. On November 2, 2017, the Court granted the motion to dismiss which was entered on November 13, 2017. On December 22, 2017, XpresSpa filed a notice of appeal, and on September 24, 2018, XpresSpa perfected its appellate rights and submitted a brief to the Supreme Court of New York, First Department appellate court. Oral arguments on the appeal are expected to take place during early 2019. Oral argument on the appeal went forward on March 20, 2019, and the Company expects the court to rule on the appeal in the coming months.

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

In response to the numerous complaints it received from Cordial, the City of Atlanta required the parties to engage in mediation.

On November 22, 2019, a Mutual Release and Settlement Agreement (the "Settlement Agreement") and a Confidential Payment Agreement (the “Payment Agreement”) were executed by the applicable parties, except the City of Atlanta, and are pending the requisite approval by the FAA of the terms of the Settlement Agreement.

The Settlement Agreement is ultimately expected to be executed in 2020, by and among Cordial Endeavor Concessions of Atlanta, LLC, Shelia Edwards, Steven A. White, the City of Atlanta, XpresSpa Holdings, LLC, XpresSpa Atlanta Terminal A, LLC, Azure Services, LLC, Adra Wilson, Meme Marketing & Communications LLC, Melanie Hutchinson, Kenja Parks, and Bernard Parks, Jr.

The requisite approval from the FAA has been obtained and the Leases have been executed by the Company. However, the condition precedent that an operating agreement between the Company and Cordial is finalized and executed has not yet been satisfied. Based on this, management has determined that the matter may not be completely resolved, at least to the extent of one or more of the Settling Parties seeking to enforce the terms of the Settlement Agreement, and thus resulting in a continuation of the litigation.

The Company continues to be involved in settlement negotiations seeking to resolve all pending matters with Cordial and the city of Atlanta, and those negotiations are continuing.

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

On August 21, 2019, the Court issued an Order denying the parties’ motion for preliminary approval of the revised settlement, as the Court still had concerns about several of the settlement terms.  At the December 6, 2019 Status Conference with the Court, the Court reiterated its denial of preliminary approval of the proposed settlement agreement.  The Court instructed a notice of pendency to be disseminated to putative collective members, who will then have a 60-day window to decide whether to participate in the case.  The notice of pendency was sent out in February 2020 and putative collective members had until April 3, 2020 to return a Consent to Join the case. As of April 3, 2020, 304 individuals had joined the case.

Binn et al v. FORM Holdings Corp. et al.

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

On May 21, 2019, the Court granted the defendant’s motion for summary judgement in full, dismissing all claims in the action. On July 3, 2019, the plaintiffs filed a notice of appeal in the United States Court of Appeals for the second circuit. The Company and its directors continue to believe that this action is without merit and intend to defend the appeal vigorously. On July 1, 2019, the Court held oral argument on Binn’s motion for preliminary injunction. After hearing argument by both sides, the Court deferred action and ordered that the temporary restraining order remain in place.  On July 23, 2019, the Court denied the plaintiffs’ request for a preliminary injunction and vacated the temporary restraining order. On September 13, 2019, plaintiffs filed their appellate brief in the Second Circuit. As of December 13, 2019, plaintiffs’ appeal was fully briefed. Oral argument has been scheduled for May 4, 2020.

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

The defendants filed a motion to dismiss on October 23, 2019.  The court heard oral argument on the defendants’ motion to dismiss on January 22, 2020 and has not yet ruled on the motion.

Kainz v. FORM Holdings Corp. et al.

On March 20, 2019, a second suit was commenced in the United States District Court for the Southern District of New York against FORM, seven of its directors and former directors, as well as a managing director of Mistral Equity Partners (“Mistral”). The individual plaintiff, a shareholder of XpresSpa Holdings, LLC at the time of the merger in December 2016, alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false statements concerning, inter alia, the merger and the independence of FORM’s board of directors, violated Section 12(2) of the Securities Act of 1933, breached the merger agreement by making false and misleading statements concerning the merger and fraudulently induced the plaintiff into signing the joinder agreement related to the merger. On May 8, 2019, the Company and its directors and the managing director of Mistral filed a motion to dismiss the complaint. On June 5, 2019, plaintiff opposed the motion and filed a cross-motion for a partial stay. Defendants’ motion to dismiss was fully briefed as of June 19, 2019.

On November 13, 2019, the matter was dismissed in its entirety.  On December 12, 2019, plaintiff filed a motion for reconsideration to vacate the order and judgment, dismissing the action, and for leave to amend the complaint. The motion was fully briefed as of February 6, 2020. On April 1, 2020, the Court denied plaintiff’s motion in full. Plaintiff has 30 days to file a notice of appeal. On April 10, 2020, plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The Company and its directors continue to believe that this action is without merit and intend to defend the appeal.

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

The Company counterclaimed against the Plaintiffs for amounts owed to the Company in relation to the sale of Excluded Inventory and seek damages thereon.

As described further below, the Company delivered a draft amended counterclaim to the Plaintiffs on or around November 2019 seeking, among other things, damages. The Company is seeking the Plaintiffs’ consent to amend its counterclaim. Examinations for discovery are scheduled to take place in Toronto, Canada on June 9th and 10th, 2020. The parties currently expect to attend a one-day mediation in Toronto on May 7, 2020.

Rodger Jenkins v. XpresSpa Group, Inc.

In March 2019, Rodger Jenkins filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The lawsuit alleges breach of contract of the stock purchase agreement related to the Company’s acquisition of Excalibur Integrated Systems, Inc. and seeks specific performance, compensatory damages and other fees, expenses and costs. On or about January 3, 2020, the court granted the plaintiffs’ motion to amend their pleading to increase their total demand.

The Company has denied the material allegations of the complaint and is currently defending the action.  Efforts to settle the parties’ dispute at a court-ordered mediation in March 2020 were not successful. The action is currently scheduled for a bench trial on May 18, 2020, although we believe that the trial date is likely to be adjourned due to the COVID-19 pandemic.

EFP Capital Solutions LLC settlement

In March 2019, a complaint was filed against the Company by EFP Capital Solutions LLC (“EFP”), the receivables factor of the Company’s vendor MobiPT, Inc. (“MobiPT”), relating to payments made incorrectly by the Company to MobiPT for receivables MobiPT had sold to EFP. The ensuing mediation resulted in the Company agreeing to pay EFP $165 for such payments, for which the Company recorded an expense that is included in Accounts payable, accrued expenses and other current liabilities in the consolidated financial statements for the year ended December 31, 2019. The Company intends to seek reimbursement of the $165 from MobiPT, but there is no assurance the Company will be successful.

Regulatory Matters

The continued listing standards of Nasdaq provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days or if stockholders’ equity is less than $2,500. On January 2, 2020, the Company received a deficiency letter from Nasdaq which provided us a grace period of 180 calendar days, or until June 30, 2020, to regain compliance with the minimum bid price requirement. If we fail to regain compliance on or prior to June 30, 2020, we may be eligible for an additional 180-day compliance period. Additionally, if we fail to comply with other continued listing standards of Nasdaq, our Common Stock might be subject to delisting.

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

Note 20. Subsequent Events

On March 11, 2020, the World Health Organization declared the outbreak of the COVID-19, which continues to spread throughout the U.S. and the world, as a pandemic. The outbreak is having an impact on the global economy, resulting in rapidly changing market and economic conditions. Similar to many businesses in the travel sector the Company’s business has been materially adversely impacted by the recent COVID-19 outbreak and associated restrictions on travel that have been implemented. Effective March 24, 2020, the Company temporarily closed all global spa locations, largely due to the categorization of such spa locations by local jurisdictions as “non-essential services” in connection with the outbreak of COVID-19. This has had a materially adverse impact on the Company’s cash flows from operations and caused a liquidity crisis.  As a result, management has concluded that there was a long-lived asset impairment triggering event during the first quarter of 2020, which will result in management performing an impairment evaluation of its long-lived asset balances (primarily leasehold improvements and right of use lease assets of approximately $16,318 as of December 31, 2019). This could lead to the Company recording an impairment charge during the first quarter of 2020. The full extent to which COVID-19 will impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact.

The Company is currently seeking sources of capital to help fund its business operations during the COVID-19 crisis and during 2020 raised approximately $9,440. If the Company is unable to obtain additional funding in the immediate term , it may be required to curtail or terminate some or all of its business operations and cause the Company’s Board of Directors to decide to pursue a restructuring, which may include a reorganization or bankruptcy under Federal bankruptcy laws, or a dissolution, liquidation and/or winding up of the Company. Accordingly, holders of the Company’s senior and unsecured debt and Common Stock may lose their entire investment in the event of a reorganization, bankruptcy, liquidation, dissolution or winding up of the Company.

The Company has taken actions to improve its overall cash position and access to liquidity. The Company expects that these actions discussed below will improve its overall cash position and assist with its liquidity needs.

Credit Cash Funding Advance

On January 9, 2020, fifteen wholly owned subsidiaries (the “CC Borrowers”) of the Company entered into an accounts receivable advance agreement (the “CC Agreement”) with CC Funding, a division of Credit Cash NJ, LLC (the “CC Lender”). Pursuant to the terms of the CC Agreement, the CC Lender agreed to make an advance of funds in the amount of $1,000 for aggregate fees of $160, for a total repayment amount of $1,160 (the “Collection Amount”). The Borrowers agreed to repay the Collection Amount on or before the -12-month anniversary of the funding date of the advance by authorizing the CC Lender to retain a fixed daily amount equal to $4 from a collection account established for such purpose. The advance of funds is secured by substantially all of the assets of the CC Borrowers, including CC Borrowers’ existing and future accounts receivables and other rights to payment, including accounts receivable arising out of the CC Borrowers’ acceptance or other use of any credit cards, charge cards, debit cards or similar forms of payments. The funds received from advances may be used in the ordinary course of business consistent with past practices. The CC Agreement additionally includes certain stated events of default, upon which the Lender is entitled to increase the fixed daily payments made to the Lender and to increase the interest rate to 18% per annum. As a result of the COVID-19 pandemic and closing of the Company’s spas on March 24, 2020, the Company has entered into a revised repayment amount equal to $10 per week.

As compensation for the consent of existing creditor B3D to the CC Agreement described above, on January 9, 2020, XpresSpa Holdings, LLC (“XpresSpa Holdings”), a wholly-owned subsidiary of the Company, entered into a fifth amendment (the “Fifth Credit Agreement Amendment”) to its existing Credit Agreement with B3D in order to, among other provisions, (i) amend and restate its existing convertible promissory note (the “B3D Note”) in order to increase the principal amount owed to B3D from $7,000 to $7,150, which additional $150 in principal and any interest accrued thereon will be convertible, at B3D’s option, into shares of the Company’s Common Stock subject to receipt of the approval of the Company’s stockholders in accordance with applicable law and the rules and regulations of the Nasdaq Stock Market and (ii) provide for the advance payment of 291,669 shares of Common Stock in satisfaction of the interest payable pursuant to the B3D Note for the months of October, November and December 2020 in shares of Common Stock.

B3D Senior Secured Loan

On March 6, 2020, XpresSpa Holdings entered into a sixth amendment (the “Sixth Credit Agreement Amendment”) to its existing credit agreement with B3D in order to, among other provisions, (i) amend and restate the B3D Note in order to increase the principal amount owed to B3D from $7,150 to $7,900, which additional $750 in principal ($500 in new funding and $250 in debt accretion) and any interest accrued thereon will be convertible, at B3D’s option, into shares of the Company’s Common Stock; provided, however, that the additional $750 in principal and any interest accrued thereon shall neither be convertible into Common Stock nor interest payable in Common Stock prior to receipt of the approval of the Company’s stockholders in accordance with applicable law and the rules and regulations of the Nasdaq Stock Market and (ii) decrease the conversion rate under the B3D Note from $2.00 per share to $0.56 per share, pursuant to the authority of the Board of Directors of the Company to voluntarily reduce the conversion rate in its discretion, which was previously approved by the Company’s stockholders on October 2, 2019. In connection with the Sixth Credit Agreement Amendment and B3D Note, B3D agreed to provide the Company with $500 in additional funding and to submit conversion notices to convert (i) an aggregate of $375 in principal to Common Stock on March 6, 2020 and (ii) an additional aggregate of $375 in principal to Common Stock on or prior to March 27, 2020.

Common Stock Offerings and Warrant Exchange

On March 19, 2020, the Company entered into a Securities Purchase Agreement (the “First Purchase Agreement”) with certain purchasers named therein, pursuant to which the Company issued and sold in a registered direct offering, (i) 4,153,383 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at an offering price of $0.175 per share and (ii) an aggregate of 2,132,333 pre-funded warrants exercisable for shares of Common Stock (the “First Pre-Funded Warrants”) at an offering price of $0.165 per First Pre-Funded Warrant (the offering of the shares of Common Stock and the First Pre-Funded Warrants, the “First Offering”).  The Company received gross proceeds of approximately $1,100 in connection with the First Offering, before deducting financial advisory consultant fees and related offering expenses. The First Pre-Funded Warrants were sold to the purchasers to the extent that a purchaser’s subscription of shares of Common Stock in the First Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the Company’s outstanding Common Stock immediately following the consummation of the First Offering, in lieu of shares of Common Stock.  Each First Pre-Funded Warrant represented the right to purchase one share of Common Stock at an exercise price of $0.01 per share and was ultimately exercised.

On March 19, 2020, the Company entered into separate Warrant Exchange Agreements (the “Exchange Agreements”) with the holders of certain existing warrants (the “Exchanged Warrants”) to purchase shares of Common Stock. The Exchanged Warrants were originally issued (i) pursuant to a securities purchase agreement, dated as of May 15, 2018, and in connection with a related consent and (ii) in connection with that certain Agreement and Plan of Merger by and among the Company, FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated October 25, 2016, as subsequently amended. Pursuant to the Exchange Agreements, on the closing date and subject to (i) the receipt of approval of the Company’s stockholders as required by the applicable rules and regulations of the Nasdaq Stock Market and (ii) the receipt of approval of the Company’s stockholders to increase the Company’s authorized shares, the holders of Exchanged Warrants would exchange each Exchanged Warrant for a number of shares of Common Stock (the “New Shares”) equal to the product of (i) the number of shares of Common Stock underlying such Exchanged Warrants (based on a formula related to the closing price of the Common Stock at the time of the closing of the Exchange as further detailed in the Exchange Agreement) and  (ii) 1.5 (the “Exchange”). To the extent any holder of Exchanged Warrants would otherwise beneficially own in excess of any beneficial ownership limitation applicable to such holder after giving effect to the Exchange, that holder’s Exchanged Warrants shall be exchanged for a number of New Shares issuable to the holder without violating the applicable beneficial ownership limitation and the remainder of the holder’s Exchanged Warrants shall automatically convert into pre-funded warrants to purchase the number of shares of Common Stock equal to the number of shares of Common Stock in excess of the applicable beneficial ownership limitation. The closing is expected to take place on the first business day on which the conditions to the closing are satisfied or waived, subject to satisfaction of customary closing conditions.

On March 25, 2020, the Company entered into a Securities Purchase Agreement (the “Second Purchase Agreement”) with certain purchasers named therein, pursuant to which the Company issued and sold in a registered direct offering, (i) 7,450,000 shares of the Company’s Common Stock at an offering price of $0.20 per share and (ii) an aggregate of 1,500,000 pre-funded warrants exercisable for shares of Common Stock (the “Second Pre-Funded Warrants”) at an offering price of $0.19 per Second Pre-Funded Warrant (the offering of the shares of Common Stock and the Second Pre-Funded Warrants, the “Second Offering”). The Company received gross proceeds of approximately $1,790 in connection with the Second Offering, before deducting financial advisory consultant fees and related offering expenses. The Second Pre-Funded Warrants were sold to the purchasers to the extent that a purchaser’s subscription of shares of Common Stock in the Second Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, in certain cases, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Second Offering, in lieu of shares of Common Stock. Each Second Prefunded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.01 per share. The Second Pre-Funded Warrants were exercisable immediately and may be exercised at any time until the Second Pre-Funded Warrants are exercised in full. All of the Second Pre-Funded Warrants have been exercised.

On March 27, 2020, the Company entered into a Securities Purchase Agreement (the “Third Purchase Agreement”) with certain purchasers named therein, pursuant to which the Company issued and sold, in a registered direct offering, (i) 7,895,000 shares of the Company’s Common Stock, at an offering price of $0.20 per share and (ii) an aggregate of 2,105,000 pre-funded warrants exercisable for shares of Common Stock (the “Third Pre-Funded Warrants”) at an offering price of $0.19 per Third Pre-Funded Warrant (the offering of the shares of Common Stock and the Third Pre-Funded Warrants, the “Third Offering”).   The Company received gross proceeds of approximately $2,000 in connection with the Third Offering, before deducting financial advisory consultant fees and related offering expenses. The Third Pre-Funded Warrants were sold to the purchasers to the extent that a purchaser’s subscription of shares of Common Stock in the Third Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, in certain cases, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Third Offering, in lieu of shares of Common Stock. Each Third Prefunded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.01 per share. The Third Pre-Funded Warrants were exercisable immediately and may be exercised at any time until the Third Pre-Funded Warrants are exercised in full. All of the Third Pre-Funded Warrants have been exercised.

On April 6, 2020, the Company entered into a Securities Purchase Agreement (the “Fourth Purchase Agreement”) with certain purchasers named therein, pursuant to which the Company issued and sold, in a registered direct offering, (i) 12,418,179 shares of the Company’s Common Stock at an offering price of $0.22 per share and (ii) an aggregate of 1,445,454 pre-funded warrants exercisable for shares of Common Stock (the “Fourth Pre-Funded Warrants”) at an offering price of $0.21 per Pre-Funded Warrant (the offering of the shares of Common Stock and the Pre-Funded Warrants, the “Fourth Offering”). The Company received gross proceeds of approximately $3.05 million in connection with the Fourth Offering, before deducting financial advisory consultant fees and related offering expenses. The Fourth Pre-Funded Warrants were sold to the purchasers to the extent that a purchaser’s subscription of shares of Common Stock in the Fourth Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, in certain cases, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Fourth Offering, in lieu of shares of Common Stock. Each Fourth Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.01 per share. The Fourth Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Fourth Pre-Funded Warrants are exercised in full.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto, duly authorized on the 20th day of April, 2020.

XpresSpa Group, Inc.

By:	/s/ DOUGLAS SATZMAN
Douglas Satzman
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS SATZMAN	Chief Executive Officer and Director (Principal	April 20, 2020
Douglas Satzman	Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ BRUCE T. BERNSTEIN	Director	April 20, 2020
Bruce T. Bernstein

/s/ ROBERT WEINSTEIN	Director	April 20, 2020
Robert Weinstein

	Director	April 20, 2020
Michael Lebowitz

/s/ DONALD E. STOUT	Director	April 20, 2020
Donald E. Stout