Form 10-K/A
period 2019-12-31
XpresSpa Group, Inc.
filed 2020-05-19
CIK 1410428

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

EXPLANATORY NOTE

XpresSpa Group, Inc. (the Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Report”), as originally filed with the Securities and Exchange Commission (the “SEC”) on April 20, 2020, solely to disclose that the Company had filed the Original Report after the March 30, 2020 deadline applicable to the Company for the filing of an Annual Report on Form 10-K in reliance on the 45-day extension provided by an order issued by the SEC on March 25, 2020 pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (Release No. 34-88465) (the “Order”) regarding exemptions granted to certain public companies.

On March 30, 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K”) to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Report until April 20, 2020 because of the coronavirus disease 2019 (“COVID-19”) pandemic and related events which resulted in the Company’s management devoting significant time and attention to assessing the potential impact of COVID-19 and those events on the Company’s operations and financial position and developing operational and financial plans to address those matters. This diverted management resources from completing all of the tasks necessary to file the Original Report by the original March 30, 2020 deadline.

In accordance with Rule 12b-15 under the Exchange Act, the Company is including in this Amendment a certification from its principal executive officer and principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as an exhibit to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification have been omitted. Similarly, the Company is not including the certifications required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Report. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Report. This Amendment should be read in conjunction with the Original Report and with the Company’s other filings made with the SEC subsequent to the filing of the Original Report.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Part IV of our Original Report is hereby amended solely to add the following exhibit required to be filed in connection with this Amendment.

(a)(3) The following exhibit is filed with this Amendment:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto, duly authorized on the 18th day of May, 2020.

XpresSpa Group, Inc.

By:	/s/ DOUGLAS SATZMAN
Douglas Satzman
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS SATZMAN	Chief Executive Officer and Director (Principal	May 18, 2020
Douglas Satzman	Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ BRUCE T. BERNSTEIN	Director	May 18, 2020
Bruce T. Bernstein

/s/ ROBERT WEINSTEIN	Director	May 18, 2020
Robert Weinstein

	Director	May 18, 2020
Michael Lebowitz

/s/ DONALD E. STOUT	Director	May 18, 2020
Donald E. Stout