Form 10-K/A
period 2019-12-31
XpresSpa Group, Inc.
filed 2020-06-15
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to _____

Commission file number 001-34785

XPRESSPA GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4988129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

254 West 31 Street 11th Floor New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 309-7549

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

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

As of June 11, 2020, 48,859,213 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This Amendment No. 2 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of XpresSpa Group, Inc. (“XpresSpa Group” or the “Company”) for the fiscal year ended December 31, 2019, as originally filed with the Securities and Exchange Commission (the “SEC”) on April 20, 2020 (the “Original Filing”) and as further amended on May 19, 2020. This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because the Company has not and will not file a definitive proxy statement within 120 days after the end of its 2019 fiscal year. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Company is filing this Form 10-K/A in reliance on the 45-day extension provided by an order issued by the SEC on March 25, 2020 pursuant to Section 36 of the Exchange Act (Release No. 34-88465) (the “Order”) regarding exemptions granted to certain public companies. On April 28, 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K”) to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file it’s Part III Information (the “Part III Information”) by April 30, 2020 because of the coronavirus disease 2019 (“COVID-19”) pandemic and related events which resulted in the Company’s management devoting significant time and attention to assessing the potential impact of COVID-19 and those events on the Company’s operations and financial position and developing operational and financial plans to address those matters. This diverted management resources from completing all of the tasks necessary to file the Part III Information by the original April 30, 2020 deadline.

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

Name	Age	Position(s) with the Company
Douglas Satzman	46	Chief Executive Officer and Director
Bruce T. Bernstein*(1)(2)(3)	56	Chairman of the Board of Directors
Robert Weinstein*(2)	60	Director
Donald E. Stout*(1)(2)(3)	74	Director
Michael Lebowitz*	48	Director

*	Independent director under the rules of The Nasdaq Stock Market
(1)	Current member of Compensation Committee
(2)	Current member of Audit Committee
(3)	Current member of Nominating and Corporate Governance Committee

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based upon this review, our Board of Directors has determined that the following members of our Board of Directors are “independent directors” as defined by The Nasdaq Stock Market: Bruce T. Bernstein, Donald E. Stout, Robert Weinstein, and Michael Lebowitz.

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

Bruce T. Bernstein joined our Board of Directors in February 2016 and has served as the Chairman of our Board of Directors since February 2018. Mr. Bernstein has over thirty years of experience in the securities industry, primarily as senior portfolio manager for two alternative finance funds as well as in trading and structuring of arbitrage strategies. Mr. Bernstein served as President of Rockmore Capital, LLC from 2006 until February 2017, the manager of a direct investment and lending fund with peak assets under management of $140 million. Previously, he served as Co-President of Omicron Capital, LP, an investment firm based in New York, which he joined in 2001. Omicron Capital focused on direct investing and lending to public small cap companies and had peak assets under management of $260 million. Prior to joining Omicron Capital, Mr. Bernstein was with Fortis Investments Inc., where he was Senior Vice President in the bank’s Global Securities Arbitrage business unit, specializing in equity structured products and equity arbitrage and then President in charge of the bank’s proprietary investment business in the United States. Prior to Fortis, Mr. Bernstein was Director in the Equity Derivatives Group at Nomura Securities International specializing in cross-border tax arbitrage, domestic equity arbitrage and structured equity swaps. Mr. Bernstein started his career at Kidder Peabody, where he rose to the level of Assistant Treasurer. Mr. Bernstein also serves as a member of the Board of Directors of Neurotrope, Inc. Mr. Bernstein is also a member of the board of Summit Digital Health, a laser-based blood glucose monitor distributor, based in New Jersey. Mr. Bernstein holds a B.B.A. from City University of New York (Baruch).

We believe Mr. Bernstein’s extensive experience in the securities industry qualifies him to serve on our Board of Directors.

Robert Weinstein joined our Board of Directors in February 2020. Mr. Weinstein has extensive accounting and finance experience, spanning more than thirty years, as a public accountant, investment banker, healthcare private equity fund principal and chief financial officer. Since October 2013, Mr. Weinstein has been the Chief Financial Officer of Neurotrope, Inc., a publicly-traded biotechnology company. From September 2011 to September 2013, Mr. Weinstein was an independent consultant for several healthcare companies in the pharmaceutical and biotechnology industries. From March 2010 to August 2011, Mr. Weinstein was the Chief Financial Officer of Green Energy Management Services Holdings, Inc., a publicly-traded energy consulting company. From August 2007 to February 2010, Mr. Weinstein served as Chief Financial Officer of Xcorporeal, Inc., a publicly-traded, development-stage medical device company which was sold in March 2010 to Fresenius Medical USA, the largest provider of dialysis equipment and services worldwide. Mr. Weinstein received his MBA degree in finance and international business from the University of Chicago Graduate School of Business, is a Certified Public Accountant (inactive), and received his B.S. in accounting from the State University of New York at Albany.

We believe Mr. Weinstein’s extensive financial expertise and healthcare experience qualifies him to serve on our Board of Directors and as a member and the chairperson of the audit committee of our Board of Directors.

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

Michael Lebowitz joined our Board of Directors in April 2020. An expert in customer experience strategy and innovation, Mr. Lebowitz has a twenty-five year track record in defining creative strategy and vision for some of the world’s most recognizable brands. Mr. Lebowitz founded Big Spaceship, a globally-recognized creative consultancy, in 2000 and has served as Chief Executive Officer of Big Spaceship since its founding. Mr. Lebowitz received his Bachelor’s degree in Film from Vassar College.

We believe Mr. Lebowitz’s extensive experience in the area of creative brand strategy qualifies him to serve on our Board of Directors.

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2019 there were sixteen (16) meetings of our Board of Directors as well as six (6) unanimous consents. The various committees of the Board of Directors met a total of five (5) times. Donald E. Stout director attended fewer than 75% of the total number of meetings of the Board of Directors and of committees of the Board of Directors on which he served during fiscal 2019. The Board of Directors has adopted a policy under which each member of the Board of Directors is strongly encouraged, but not required, to attend each annual meeting of our stockholders.

Audit Committee. Our Audit Committee met five (5) times during fiscal 2019. This committee currently has three (3) members, Robert Weinstein (Chairman), Bruce T. Bernstein and Donald E. Stout. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews our annual and quarterly financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and The Nasdaq Stock Market (“Nasdaq”), as such standards apply specifically to members of audit committees. The Board of Directors has determined that both Messrs. Weinstein and Bernstein are “audit committee financial experts,” as defined by the SEC in Item 407 of Regulation S-K.

A copy of the Audit Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.xpresspagroup.com/corp_governance.

Compensation Committee. Our Compensation Committee did not meet during fiscal 2019. This committee currently has two (2) members, Bruce T. Bernstein (Chairman) and Donald E. Stout.

Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”). The Compensation Committee is responsible for the determination of the compensation of our Chief Executive Officer, and shall conduct its decision-making process with respect to that issue without the Chief Executive Officer present, and establishment and reviewing general compensation policies with the objective of attracting and retaining superior talent, rewarding individual performance and achieving our financial goals. The Compensation Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities. During fiscal year 2019, based on the recommendation of management, the Compensation Committee did not engage third party compensation consultants.

Both members of the Compensation Committee qualify as independent under the definition promulgated by Nasdaq. A copy of the Compensation Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.xpresspagroup.com/corp_governance.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee did not meet during fiscal 2019 and currently has two (2) members, Bruce T. Bernstein and Donald E. Stout. The Nominating and Corporate Governance Committee’s role and responsibilities are set forth in the Nominating and Corporate Governance Committee’s written charter and is authorized to:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to all of our employees. The text of the code of conduct and ethics is posted on the “Investors — Corporate Governance” section of our website at www.xpresspagroup.com/corp_governance, and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 254 West 31 Street 11th Floor, New York, New York 10001. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by Nasdaq rules.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation awarded or incurred by us during the fiscal years ended December 31, 2019 and 2018 to (i) all individuals that served as our principal executive officers at any time during the fiscal year ended December 31, 2019, which includes Douglas Satzman and Edward Jankowski; (ii) the most highly compensated executive officer other than the principal executive officer who was serving as executive officer at December 31, 2019 of which there are none; and (iii) up to two additional individuals for whom disclosure would have been required pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer at December 31, 2019, which includes Janine Canale (collectively, the “named executive officers”).

Name and principal position	Year	Salary ($)	Incentive Pay ($)	Equity Awards ($)(1)	Total ($)
Douglas Satzman (2)	2019	344,833	—	315,000	659,833

Edward Jankowski(3)	2019	375,000	—	—	375,000
	2018	250,000	—	—	250,000

Janine Canale(4)	2019	57,750	20,000	—	77,750
	2018	147,500	20,000	—	167,500

(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Notes 2 and 13 to our consolidated financial statements included in the Original Filing.

(2)	Mr. Satzman has served as our Chief Executive Officer since February 11, 2019. Compensation in 2019 includes equity awards of stock options and restricted stock.

(3)	Mr. Jankowski served as our Chief Executive Officer until February 8, 2019. Compensation in 2019 represents severance payments. Compensation for 2018 represents salary payments only.

(4)	Ms. Canale served as our Corporate Controller and Principal Financial & Accounting Officer until April 12, 2019. Compensation for 2019 and 2018 include salary and bonus payments.

Narrative Disclosure to Summary Compensation Table

Douglas Satzman

On February 11, 2019, we entered into an employment agreement with Mr. Satzman, which had a term of three years provided that the employment agreement shall extend in two month increments for up to one (1) year thereafter for each month that the negotiations for an extension to the Employment Agreement are not concluded prior to sixth months before the end of the term. Under the terms of the employment agreement, Mr. Satzman received an annual base salary of $400,000 and was eligible to participate in any annual bonus or other incentive compensation program that we may have adopted from time to time for our executive officers. If Mr. Satzman earned any bonus or non-equity based incentive compensation which remained unpaid upon termination of employment for any reason, whether by Mr. Satzman or us other than for cause, then Mr. Satzman would be entitled to receive a pro- rata portion of such incentive compensation at the time it is paid.

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

Janine Canale

Ms. Canale joined the Company in March 2017 as a Corporate Controller. On October 15, 2018, Ms. Canale became our Principal Financial and Accounting Officer. Ms. Canale did not have an employment agreement with the Company. On March 28, 2019, Ms. Canale resigned, effective April 12, 2019, to commence another career opportunity.

Outstanding Equity Awards at 2019 Fiscal Year End

The following table sets forth information regarding grants of stock options and unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2019, to each of our named executive officers.

	Options Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Option exercise price ($)	Option expiration date	Number of shares of units of stock that have not vested (#)		Market value of shares of units of stock that have not vested (#)
Doug Satzman (1)	—	25,000	12.60	February 11, 2023	12,500	(2)	25,125	(3)
Edward Jankowski	—	—	—	—	—		—
Janine Canale	—	—	—	—	—		—

(1)	Options vest in four equal annual increments over each of the first four anniversaries of the date of grant (February 11, 2019).

(2)	Vested February 10, 2020.

(3)	The market value is determined by multiplying the number of shares by $2.01, the closing price of our common stock on Nasdaq on December 31, 2019, the last day of our fiscal year. All option awards information is adjusted to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

Pension Benefits

We do not have any qualified or nonqualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

Potential Payments upon Termination or Change-In-Control

The following summarizes the payments and potential payments to each of our named executive officers as of December 31, 2019 upon termination or change-in-control. The discussion assumes that such event occurred on December 31, 2019, the last business day of our fiscal year, at which time the closing price of our common stock as listed on Nasdaq was $2.01 per share (adjusted for the 1-for-3 reverse stock split). For a further discussion of these provisions see the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” above.

Doug Satzman

In the event Mr. Satzman’s employment had been terminated for (i) Good Reason by Mr. Satzman, or (ii) by us without Cause, Mr. Satzman would have received severance in the amount of one-half times his then current base salary, and COBRA payments totaling approximately $36,000.

In the event Mr. Satzman’s employment had been terminated by us without Cause as a result of a change of control, Mr. Satzman would have received severance in the amount of one times his then current base salary. A change of control means means (A) an acquisition or series of acquisitions by a person(s) or entity(ies) (unrelated to the Company) of more than fifty percent (50%) of the outstanding shares or securities entitled to vote for the election of directors or similar managing authority of the Company, (B) a sale or disposition of all or substantially all of Company’s assets to an unrelated third party, or (C) the Company is merged or consolidated with another entity in which more than fifty percent (50%) of the outstanding shares or securities entitled to vote for the election of directors or similar managing authority of the surviving entity is owned by a person(s) or entity(ies) unrelated to the Company.

Edward Jankowski

On February 8, 2019, Mr. Jankowski resigned from his positions with us.  See “Narrative Disclosure to Summary Compensation Table – Edward Jankowski” for a description of the amounts paid to Mr. Jankowski in connection with his separation.

Janine Canale

Ms. Canale was not entitled to any payments upon termination or change-in-control.

Director Compensation

The following table sets forth the compensation of persons who served as non-employee members of our Board of Directors during the fiscal year ended December 31, 2019. Directors who are employed by us are not compensated for their service on our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Bruce T. Bernstein(2)	45,000	35,700	80,700
Donald E. Stout(3)	45,000	33,600	78,600
Salvatore Giardina(4)	50,000	35,700	85,700
Andrew R. Heyer (5)	45,000	31,500	76,500

(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. See Notes 2 and 13 of the consolidated financial statements disclosed in the Original Filing for the assumptions made in the valuation of the equity awards.

(2)	As of December 31, 2019, Mr. Bernstein held 5,250 fully vested options.

(3)	As of December 31, 2019, Mr. Stout held 5,541 fully vested options.

(4)	As of December 31, 2019, Mr. Giardina held 5,250 fully vested options. Mr. Giardina resigned as a director on February 3, 2020.

(5)	As of December 31, 2019, Mr. Heyer held 3,750 fully vested options. Mr. Heyer resigned as a director on April 1, 2020.

We reimburse each member of our Board of Directors for reasonable travel and other out-of-pocket expenses in connection with attending meetings of the Board of Directors.

We compensate each of our non-employee directors an annual cash stipend of $40,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain aggregate information, as of December 31, 2019 with respect to all of our equity compensation plans then in effect:

Plan Category	No. of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights ($)	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Total equity compensation plans approved by security holders (1)(2)	45,964	$827.37	762,052

(1)	These plans consist solely of the 2012 Plan, as amended on November 23, 2016 and on October 2, 2019. Under the amended 2012 Plan, a maximum of 840,000 shares of common stock may be awarded.
(2)	All information reflects the Company’s 1-for-3 reverse stock split that was effected on June 11, 2020.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of June 11, 2020 for (a) each stockholder known by us to own beneficially more than 5% of Common Stock, (b) each of our named executive officers, (c) each of our directors and director nominees, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of Common Stock that may be acquired by an individual or group within 60 days of June 11, 2020, pursuant to the exercise of options or warrants or the vesting of restricted stock units, as applicable, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but not for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 48,859,213 shares of Common Stock as of June 11, 2020. All beneficial ownership information reflects the Company’s 1-for-3 reverse stock split that was effected on June 11, 2020.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Percent of Shares of Common Stock Beneficially Owned
Directors and named executive officers:

Douglas Satzman (2)	79,166	*
Edward Jankowski	5,425	*
Bruce T. Bernstein(3)	39,819	*
Donald E. Stout(4)	34,708	*
Robert Weinstein(5)	30,833	*
Michael Lebowitz(6)	25,000	*
All current directors and officers as a group (5 individuals)(7):	209,526	*

*	Less than 1%

(1)	Unless otherwise indicated, the business address of the individuals is c/o XpresSpa Group, Inc., 254 West 31st Street, 11th Floor, New York, NY 10001.

(2)	The number of shares of Common Stock beneficially owned includes 12,500 shares of Common Stock and options to purchase 66,666 shares of Common Stock, which are exercisable within 60 days of June 11, 2020.

(3)	The number of shares of Common Stock beneficially owned includes 1,236 shares of Common Stock and options to purchase 38,583 shares of Common Stock, which are exercisable within 60 days of June 11, 2020.

(4)	The number of shares of Common Stock beneficially owned includes options to purchase 34,708 shares of Common Stock, which are exercisable within 60 days of June 11, 2020.

(5)	The number of shares of Common Stock beneficially owned includes options to purchase 30,833 shares of Common Stock, which are exercisable within 60 days of June 11, 2020.

(6)	The number of shares of Common Stock beneficially owned includes options to purchase 25,000 shares of Common Stock, which are exercisable within 60 days of June 11, 2020.

(7)	See footnotes (2) through (6).

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

Transactions with Related Persons

None.

Director Independence and Committee Qualifications

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based upon this review, we believe that Messrs. Weinstein, Stout, and Lebowitz qualify as independent directors in accordance with the standards set by Nasdaq, as well as Rule 10A-3 promulgated under the Exchange Act. Accordingly, our Board of Directors is comprised of a majority of independent directors as required by Nasdaq rules. Our Board of Directors has also determined that each member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee meets the independence requirements applicable to each such committee member prescribed by Nasdaq and the SEC. Our Board of Directors has further determined that Messrs. Bernstein and Weinstein are “audit committee financial experts” as defined in the rules of the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

CohnReznick LLP (“CohnReznick”) was selected by our Audit Committee as our independent registered public accounting firm for the fiscal year ended December 31, 2019. This selection was ratified by our stockholders at the 2019 annual meeting held on October 2, 2019. In deciding to select CohnReznick, the Audit Committee carefully considered the qualifications of CohnReznick, including its reputation for integrity, quality, and competence in the fields of accounting and auditing. Further, the Audit Committee reviewed auditor independence issues and existing commercial relationships with CohnReznick. The Audit Committee concluded that independence of CohnReznick was not impaired for the fiscal years ended December 31, 2019 and 2018. For the fiscal years ended December 31, 2019 and 2018, we incurred the following fees for the services of CohnReznick:

	2019	2018
Audit fees(1)	$382,750	$346,250
Audit-related fees(2)	138,500	103,800
Total	$521,250	$450,050

(1)	Audit fees includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees includes fees for benefit plan audits and lease compliance audits.

On May 4, 2020, we dismissed CohnReznick and approved the engagement of Friedman LLP as our independent registered public accounting firm.

Pre-Approval of Audit and Non-Audit Services

Consistent with SEC policies and guidelines regarding audit independence, our Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our independent registered public accounting firms in 2019 and 2018.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Form 10-K/A are filed with, or incorporated by reference in, this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York of New York on the 12th day of June, 2020.

XPRESSPA GROUP, INC.

By:	/s/ Douglas Satzman
Name:	Douglas Satzman
Title:	Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this Amendment No. 2 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Douglas Satzman	Chief Executive Officer and Director (Principal	June 12, 2020
Douglas Satzman	Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Bruce T. Bernstein	Director, Chairman of Board of Directors	June 12, 2020
Bruce T. Bernstein

/s/ Robert Weinstein	Director	June 12, 2020
Robert Weinstein

/s/ Donald E. Stout	Director	June 12, 2020
Donald E. Stout

	Director	June 12, 2020
Michael Lebowitz

Exhibits Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC, the unitholders of XpresSpa who are parties thereto and Mistral XH Representative, LLC, as representative of the unitholders, dated as of August 8, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2016).

2.2	Amendment No. 1 to Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated September 8, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 9, 2016).

2.3	Amendment No. 2 to Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated October 25, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 25, 2016).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on April 20, 2020).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on June 10, 2020).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed with the SEC on April 20, 2020).

4.1	Form of Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 16, 2015).

4.2	Form of Warrant (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 4, 2015).

4.3	Section 382 Rights Agreement, dated as of March 18, 2016, between Vringo, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designation of Series C Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 21, 2016).

4.4	Amendment to Section 382 Rights Agreement, dated March 18, 2019, between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 22, 2019).

4.5	Form of Warrant to Purchase Shares of Common Stock of FORM Holdings Corp. (incorporated by reference from Annex F to our Registration Statement on Form S-4 filed with the SEC on October 26, 2016).

4.6	Form of Secured Convertible Note (incorporated by reference from Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

4.7	Amendment to Secured Convertible Note (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 27, 2019).

4.8	Second Amended and Restated Convertible Promissory Note, dated as of July 8, 2019 (incorporated by reference from Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on July 8, 2019).

4.9	Third Amended and Restated Convertible Promissory Note, dated as of January 9, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on January 14, 2020).

4.10	Fourth Amended and Restated Convertible Promissory Note, dated as of March 6, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 6, 2020)

4.11	Form of Class A Warrant (incorporated by reference from Exhibit 4.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

4.12	Form of Class B Warrant (incorporated by reference from Exhibit 4.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

4.13	Form of First Amendment to Warrant to Purchase Common Stock, dated as of May 16, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 17, 2019).

4.14	Form of Second Amendment to Warrant to Purchase Common Stock, dated as of June 17, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 17, 2019).

4.15	Unsecured Convertible Note due May 31, 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 8, 2019).

4.16	Warrant to Purchase Common Stock in favor of Calm.com, Inc., dated as of July 8, 2019 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 8, 2019).

4.17	Form of December 2016 Warrant Amendment, dated as of July 8, 2019 (incorporated by reference from Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on July 8, 2019).

4.18	Form of Pre-Funded Warrant to Purchase Common Stock, dated March 19, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 19, 2020).

4.19	Form of Pre-Funded Warrant to Purchase Common Stock, dated March 25, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 25, 2020).

4.20	Form of Pre-Funded Warrant to Purchase Common Stock, dated March 27, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 27, 2020)

4.21	Form of Pre-Funded Warrant to Purchase Common Stock, dated April 6, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 7, 2020).

4.22	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.22 to our Annual Report on Form 10-K filed with the SEC on April 20, 2020).

4.23	Amended and Restated Calm Note, dated as of April 17, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 17, 2020).

10.1†	Vringo, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated by reference from Appendix C of our Proxy Statement on Schedule 14A (DEF 14A) filed with the SEC on September 25, 2015).

10.2†	Form of Management Option Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010).

10.3†	Form of Stock Option Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012).

10.4†	Form of Restricted Stock Unit Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012).

10.5	Form of Indemnification Agreement, dated January 31, 2013, by and between Vringo, Inc. and each of its Directors and Executive Officer (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2012 filed on March 21, 2013).

10.6†	FORM Holdings Corp. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 28, 2016).

10.7†	Independent Director’s Agreement, by and between FORM Holdings Corp. and Andrew R. Heyer, dated as of December 23, 2016 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 23, 2016).

10.8†	Executive Employment Agreement, dated January 20, 2017, by and between FORM Holdings Corp. and Edward Jankowski (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017).

10.9	Credit Agreement dated as of April 22, 2015, by and between XpresSpa Holdings, LLC and Rockmore Investment Master Fund Ltd (incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.10	First Amendment to Credit Agreement and Conditional Waiver dated as of August 8, 2016, by and between XpresSpa Holdings, LLC and Rockmore Investment Master Fund Ltd (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.11	Second Amendment to Credit Agreement dated as of May 10, 2017, by and between XpresSpa Holdings, LLC and B3D, LLC (incorporated by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.12	Third Amendment to Credit Agreement dated as of May 14, 2018, by and between XpresSpa Holdings, LLC and B3D, LLC (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.13	Fourth Amendment to Credit Agreement, dated as of July 8, 2019, by and between XpresSpa Holdings LLC and B3D, LLC (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on July 8, 2019).

10.14	Registration Rights Agreement, dated as of July 8, 2019, by and between the Company and B3D, LLC (incorporated by reference from Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on July 8, 2019).

10.15	Amendment to Second Amended and Restated Convertible Promissory Note, dated August 22, 2019, by and between XpresSpa Holdings LLC and B3D, LLC (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 26, 2019).

10.16	Fifth Amendment to Credit Agreement, dated as of January 9, 2020, by and between XpresSpa Holdings LLC and B3D, LLC (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2020).

10.17	Sixth Amendment to Credit Agreement, dated as of March 6, 2020, by and between XpresSpa Holdings LLC and B3D, LLC (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 6, 2020).

10.18	Form of Securities Purchase Agreement, dated May 15, 2018, by and among the Company and the Investors (incorporated by reference from Exhibit 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.19	Form of Registration Rights Agreement, dated May 15, 2018, by and among the Company and the Investors (incorporated by reference from Exhibit 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018).

10.20	Amendment to Securities Purchase Agreement and Class A Warrants and Class B Warrants, dated as of July 8, 2019, by and between the Company and the purchasers party thereto (incorporated by reference from Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on July 8, 2019).

10.21	Product Sale and Marketing Agreement, dated November 12, 2018, by and between the Company and Calm.com, Inc. (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed with the SEC on April 1, 2019).

10.22	Amendment to Amended and Restated Product Sale and Marketing, dated as of October 30, 2019, by and between the Company and Calm.com, Inc. (incorporated by reference from Exhibit 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019).

10.23†	Separation Agreement between the Company and Mr. Edward Jankowski, dated March 14, 2019 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 15, 2019).

10.24†	Non-Disclosure Agreement between the Company and Mr. Edward Jankowski, dated March 14, 2019 (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 15, 2019).

10.25	Securities Purchase Agreement, dated as of July 8, 2019, by and between the Company and Calm.com, Inc. (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 8, 2019).

10.26	Registration Rights Agreement, dated as of July 8, 2019, by and between the Company and Calm.com, Inc. (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 8, 2019).

10.27	Amendment No. 3 to Agreement and Plan of Merger, dated as of October 1, 2019, by and between the Company, XpresSpa Holdings, LLC, and Mistral XH Representative, LLC, as representative of the unitholders of the Company (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 3, 2019).

10.28	Form of Accounts Receivable Advance, dated as of January 9, 2020, by and between certain subsidiaries of the Company and CC Funding, a division of Credit Cash NJ, LLC (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 14, 2020).

10.29	Securities Purchase Agreement, date as of March 19, 2020, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2020).

10.30	Form of Exchange Agreement, date as of March 19, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2020).

10.31	Voting Agreement, date as of March 19, 2020, by and between the Company and Mistral Spa Holdings LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2020).

10.32	Securities Purchase Agreement, date as of March 25, 2020, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2020).

10.33	Securities Purchase Agreement, date as of March 27, 2020, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2020).

10.34	Securities Purchase Agreement, date as of April 6, 2020, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2020).

21	Subsidiaries of XpresSpa Group, Inc. (incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K filed with the SEC on April 20, 2020).

23.1	Consent of CohnReznick LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K filed with the SEC on April 20, 2020).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBLR Taxonomy Extension Schema Document

101.CAL***	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBLR Taxonomy Extension Definition Linkbase Document

101.LAB***	XBLR Taxonomy Extension Label Linkbase Document

101.PRE***	XBLR Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***	Previously filed.

†	Management contract or compensatory plan or arrangement.

