Form 10-Q
period 2020-03-31
XpresSpa Group, Inc.
filed 2020-07-06
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧     No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ⌧     No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻   No  ⌧

As of July 2, 2020, 56,473,913 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

On May 11, 2020, XpresSpa Group, Inc. (the “Company”) filed a Current Report on Form 8-K (the “Form 8-K”) with the U.S. Securities and Exchange Commission (the “SEC”) indicating its reliance on the 45-day extension provided by an order issued by the SEC on March 25, 2020 pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (Release No. 34-88465) (the “Order”) regarding exemptions granted to certain public companies. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file its Quarterly Report on Form 10-Q (the “Quarterly Report”) by May 15, 2020 because of the coronavirus disease 2019 (“COVID-19”) pandemic and related events which resulted in the Company’s management devoting significant time and attention to assessing the potential impact of COVID-19 and those events on the Company’s operations and financial position and developing operational and financial plans to address those matters. This diverted management resources from completing all of the tasks necessary to file its Quarterly Report by the original May 15, 2020 deadline.

XpresSpa Group, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.Consolidated Condensed Financial Statements

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2020	December 31,
	(Unaudited)	2019
Current assets
Cash and cash equivalents	$3,855	$2,184
Inventory	596	647
Other current assets	998	1,102
Total current assets	5,449	3,933

Restricted cash	451	451
Property and equipment, net	7,951	8,064
Intangible assets, net	6,213	6,783
Operating lease right of use assets, net	7,727	8,254
Other assets	1,399	1,239
Total assets	$29,190	$28,724

Current liabilities
Accounts payable, accrued expenses and other	$11,528	$12,551
Current portion of operating lease liabilities	3,665	3,669
Merchant account advance	910	—
Total current liabilities	16,103	16,220

Long-term liabilities
Convertible senior secured note, net	3,562	4,580
Convertible note, net	1,318	1,182
Derivative liabilities	6,428	3,137
Operating lease liabilities	5,202	5,826
Other liabilities	315	315
Total liabilities	32,928	31,260
Commitments and contingencies (see Note 10)

Stockholders’ equity (deficit)
Series A Convertible Preferred Stock, $0.01 par value per share; 6,968 shares authorized; 6,673 issued and none outstanding	—	—
Series C Junior Preferred Stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	—	—
Series D Convertible Preferred Stock, $0.01 par value per share; 500,000 shares authorized; none issued and outstanding	—	—
Series E Convertible Preferred Stock, $0.01 par value per share, 2,397,060 shares authorized; 987,988 and 977,865 issued and outstanding with a liquidation value of $3,063 and $3,031 at March 31, 2020 and December 31, 2019, respectively	10	10
Series F Convertible Preferred Stock, $0.01 par value per share, 9,000 shares authorized; 1,531 and 8,996 shares issued and outstanding with a liquidation value of $153 and $900 as of March 31, 2020 and December 31, 2019, respectively	—	—
Common Stock, $0.01 par value per share 150,000,000 shares authorized; 18,601,467 and 5,157,390 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	186	52
Additional paid-in capital	311,389	302,118
Accumulated deficit	(318,752)	(308,136)
Accumulated other comprehensive loss	(283)	(283)
Total stockholders' equity (deficit) attributable to XpresSpa Group, Inc.	(7,450)	(6,239)
Noncontrolling interests	3,712	3,703
Total stockholders’ deficit	(3,738)	(2,536)
Total liabilities and stockholders’ deficit	$29,190	$28,724

*     Adjusted, where applicable, to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

The accompanying notes form an integral part of these consolidated condensed financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2020	2019

Revenue
Services	$6,686	$9,628
Products	891	1,418
Other	141	1,184
Total revenue	7,718	12,230
Cost of sales
Labor	4,476	5,778
Occupancy	1,410	1,865
Products and other operating costs	1,282	1,455
Total cost of sales	7,168	9,098
Depreciation and amortization	1,265	1,649
General and administrative	3,233	3,600
Total operating expenses	11,666	14,347
Operating loss	(3,948)	(2,117)
Interest expense	(1,061)	(611)
(Loss) gain on revaluation of warrants and conversion options	(5,369)	152
Other non-operating expense, net	(346)	(257)
Loss from operations before income taxes	(10,724)	(2,833)
Income tax expense	—	(11)
Net loss	(10,724)	(2,844)
Net loss (income) attributable to noncontrolling interests	108	(129)
Net loss attributable to XpresSpa Group, Inc.	$(10,616)	$(2,973)

Net loss	$(10,724)	$(2,844)
Other comprehensive gain / (loss) from operations	—	(21)
Comprehensive loss	$(10,724)	$(2,865)

Loss per share*
Basic and diluted net loss per share	$(1.74)	$(4.82)
Weighted-average number of shares outstanding during the year*
Basic	6,276,012	617,357
Diluted	6,276,012	617,357

*    Adjusted to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

The accompanying notes form an integral part of these consolidated condensed financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

									Accumulated	Total
	Series E		Series F				Additional		other	Company	Non-
	Preferred stock		Preferred stock		Common stock		paid-	Accumulated	comprehensive	equity	controlling	Total
	Shares	Amount	Shares	Amount	Shares *	Amount *	in capital *	deficit	income (loss)	(deficit)	interests	equity (deficit)
December 31, 2019	977,865	$10	8,996	$—	5,157,390	$52	$302,118	$(308,136)	$(283)	$(6,239)	$3,703	$(2,536)
Issuance of Common Stock for payment of interest on B3D Note	—	—	—	—	236,077	2	418	—	—	420	—	420
Issuance of Series E Preferred Stock for payment of interest on Calm Note	10,123	—	—	—	—	—	63	—	—	63	—	63
Conversion of Series F Preferred Stock into Common Stock	—	—	(7,465)	—	930,326	9	(9)	—	—	—	—	—
Direct offerings of registered Common Stock and exercise of pre-funded warrants, net of costs	—	—	—	—	8,210,239	82	4,176	—	—	4,258	—	4,258
Exercise of May 2018 Series A Warrants into Common Stock	—	—	—	—	2,578,455	26	3,096	—	—	3,122	—	3,122
Conversion of B3D Note to Common Stock	—	—	—	—	1,430,647	14	1,321	—	—	1,335	—	1,335
Issuance of Common Stock for services	—	—	—	—	58,333	1	134	—	—	135	—	135
Stock-based compensation	—	—	—	—	—	—	72	—	—	72	—	72
Net loss for the period	—	—	—	—	—	—	—	(10,616)	—	(10,616)	(108)	(10,724)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	117	117
March 31, 2020	987,988	$10	1,531	$—	18,601,467	$186	$311,389	$(318,752)	$(283)	$(7,450)	$3,712	$(3,738)

*    Adjusted to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

The accompanying notes form an integral part of these consolidated condensed financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share data)

											Accumulated
	Series D		Series E		Series F				Additional		other	Total	Non-
	Preferred stock		Preferred stock		Preferred stock		Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares *	Amount *	in capital *	deficit	loss	equity	interests	equity
December 31, 2018	425,750	$4	967,742	$10	—	$—	587,267	$6	$296,250	$(286,913)	$(251)	$9,106	$4,029	$13,135
Issuance of Common Stock for repayment of debt and interest	—	—	—	—	—	—	59,847	—	817	—	—	817	—	817
Stock-based compensation	—	—	—	—	—	—	—	—	104	—	—	104	—	104
Net income (loss) for the period	—	—	—	—	—	—	—	—	—	(2,973)	—	(2,973)	129	(2,844)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	(21)	(21)	—	(21)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(166)	(166)
March 31, 2019	425,750	$4	967,742	$10	—	$—	647,114	$6	$297,171	$(289,886)	$(272)	$7,033	$3,992	$11,025

*    Adjusted to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

The accompanying notes form an integral part of these consolidated condensed financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March31,
	2020	2019
Cash flows from operating activities
Net loss	$(10,724)	$(2,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Items included in net loss not affecting operating cash flows:
Depreciation and amortization	1,265	1,649
Revaluation of warrants and conversion options	5,369	(152)
Accretion of debt discount on notes	602	—
Amortization of right of use lease asset	527	271
Issuance of shares of Common Stock for payment of interest	420	132
Loss on the extinguishment of debt	265	—
Issuance of shares of Common Stock for services	135	—
Amortization of debt issuance costs	87	394
Stock-based compensation	72	104
Issuance of shares of Series E convertible Preferred Stock for payment of interest on Calm Note	63	—
Changes in assets and liabilities:
Decrease (increase) in inventory	51	(99)
(Increase) decrease in other current assets and other assets	(710)	65
(Decrease) increase in accounts payable, accrued expenses and other	(939)	664
Net cash (used in) provided by operating activities	(3,517)	184
Cash flows from investing activities
Acquisition of property and equipment	(584)	(575)
Net cash used in investing activities	(584)	(575)
Cash flows from financing activities
Proceeds from direct offering of Common Stock and warrants	4,258	—
Proceeds from funding advances, net	910	—
Proceeds from additional borrowing from B3D	900	—
Debt issuance costs	(400)	—
Contributions from noncontrolling interests	117	—
Distributions to noncontrolling interests	—	(166)
Net cash provided by financing activities	5,785	(166)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	(21)
Increase (decrease) in cash, cash equivalents and restricted cash	1,671	(578)
Cash, cash equivalents, and restricted cash at beginning of the period	2,635	3,890
Cash, cash equivalents, and restricted cash at end of the period	$4,306	$3,312
Cash paid during the period for
Interest	$169	$187
Income taxes	$2	$—
Non-cash investing and financing transactions
Settlement of derivative liability through the issuance of Common Stock	$3,122	$—
Conversion of B3D Note and warrants into Common Stock	$1,335	$—
Conversion of Series F Preferred Stock into Common Stock	$9	$—
Issuance of common stock to repay debt	$—	$685

The accompanying notes form an integral part of these consolidated condensed financial statements.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for share and per share data)

Note 1. General

Overview

XpresSpa Group, Inc. (“XpresSpa” or the “Company”) is a pure-play health and wellness services company and a leading airport retailer of spa services. XpresSpa offers travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. The Company currently has one operating segment that is also its sole reporting unit.

Basis of Presentation and Principals of Consolidation

The unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The unaudited interim consolidated condensed financial statements for all 2019 periods presented have been derived from the audited financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On June 11, 2020, the Company effected a 1-for-3 reverse stock split, whereby every three shares of its Common Stock was reduced to one share of its Common Stock and the price per share of its Common Stock was multiplied by 3. All references to shares and per share amounts have been adjusted to reflect the reverse stock split.

Recent Developments

Newly launched XpresCheck™ brand

On May 22, 2020, the Company announced the signing of a contract with JFK International Air Terminal LLC (“JFKIAT”) to pilot test our concept of providing diagnostic COVID-19 tests located in Terminal 4.  To facilitate the JFK pilot test, we signed an agreement with JFKIAT for a new modular constructed testing facility within the terminal that will host nine separate testing rooms with a capacity to administer over 500 tests per day. We intend to initially offer our services to airline employees, contractors and workers, concessionaires and their employees, TSA officers, and U.S. Customs and Border Protection agents. All COVID-19 screening and testing will be conducted by a newly launched brand, XpresCheck™, which will operate under our XpresTest subsidiary. The pilot test at JFK launched on June 22, 2020.

Effect of Coronavirus on Business

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, which continues to spread throughout the U.S. and the world, as a pandemic. The outbreak is having an impact on the global economy, resulting in rapidly changing market and economic conditions. National and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The outbreak and associated restrictions on travel that have been implemented have had a material adverse impact on the Company’s business and cash flow from operations, similar to many businesses in the travel sector. Effective March 24, 2020, the

Company temporarily closed all global spa locations, largely due to the categorization of the spa locations by local jurisdictions as “non-essential services”. The Company intends to reopen its spa locations and resume normal operations once restrictions are lifted and airport traffic returns to sufficient levels to support operations.  The impact of COVID-19 is unknown and may continue as the rates of infection have increased in many states in the U.S., thus additional restrictive measures may be necessary. As a result, management has concluded that there was a long-lived asset impairment triggering event during the first quarter of 2020, which would require management to perform an impairment evaluation of its long-lived and definite-lived asset balances, which consists primarily of leasehold improvements at spa locations, trademarks and right of use lease assets of approximately $22,891 as of March 31, 2020.  As a result of the triggering event, the Company reassessed its projections and based on management’s expectation of resuming normal operations, no impairment was indicated at this time. The full extent to which COVID-19 will impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact.

The impact of the COVID-19 pandemic could continue to have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects in the near-term and beyond 2020. While management has used all currently available information in its forecasts, the ultimate impact of the COVID-19 pandemic and the Company’s newly launched brand, XpresCheck TM , on its results of operations, financial condition and cash flows is highly uncertain, and cannot currently be accurately predicted. The Company’s results of operations, financial condition and cash flows are dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, such as a lengthy or severe recession or any other negative trend in the U.S. or global economy and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact, which at the present time are highly uncertain and cannot be predicted with any accuracy. The success or failure of the Company’s newly launched brand, XpresCheckTM, could also have a material effect on the Company’s business.

Airport Rent Concessions

The Company has received rent concessions from landlords on a majority of its leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent in excess of minimum guaranteed amounts where percentage-of-revenue rent exceeds the minimum. Currently, the period of relief from these payments range from three- to ten-months beginning in March 2020.  The Company did not pay a total of approximately $75 in rent in March 2020 as a result of receiving these concessions for the month in which we began closing our spa locations. We will realize additional savings in rent expense going forward since we closed all of our spas on March 24, 2020, and therefore there will be no percentage-of-revenue rent.  We also received deferrals on unpaid rent for three to six months on certain of our leases.

Warrant Exchanges

On March 19, 2020, the Company entered into separate Warrant Exchange Agreements (the “March Exchange Agreements”) with the holders of certain existing warrants (the “March Exchanged Warrants”) to exchange warrants for shares of the Company’s Common Stock, subject to receipt of the approval of the Company’s stockholders, which was obtained on May 28, 2020. The March Exchanged Warrants were originally issued (i) pursuant to a securities purchase agreement, dated as of May 15, 2018, and (ii) in connection with that certain Agreement and Plan of Merger by and among the Company (formerly known as FORM Holdings Corp.), FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated October 25, 2016, as subsequently amended.  In June 2020, pursuant to the March Exchange Agreements, the holders exchanged 1,942,131 of the March Exchanged Warrants for an aggregate of 2,913,197 shares of Common Stock.

On June 4, 2020, the Company entered into a Warrant Exchange Agreement (the “June Exchange Agreement”) with the holder of certain existing warrants (the “June Exchanged Warrants”) to exchange the June Exchanged Warrants for shares of the Company’s Common Stock. The June Exchanged Warrants were originally acquired pursuant to a separately negotiated private transaction between the holder and Calm.com, Inc.  Pursuant to the June Exchange Agreement, on the closing date the holder exchanged 1,374,750 of the June Exchanged Warrants for an aggregate of 2,062,125 shares of Common Stock.

Liquidity and Financial Condition

As of March 31, 2020, the Company had cash and cash equivalents, excluding restricted cash, of $3,855, total current assets of $5,449, total current liabilities of $16,103, and a working capital deficiency of $10,654 compared to a working capital deficiency of $12,287 as of December 31, 2019. The report of the Company’s independent registered public accounting firm on its financial statements for the year ended December 31, 2019 included an explanatory paragraph indicating that there was substantial doubt about the Company’s ability to continue as a going concern.

To address the working capital deficiency, and outstanding long-term debt, subsequent to March 31, 2020 the Company raised approximately $43,050 of gross proceeds in a series of registered direct equity offerings, which eliminated the working capital deficiency and resulted in positive working capital of approximately $27,800 after the offerings.  In addition, the Company reduced the $9,975 of principal amount of debt owed as of March 31, 2020 by $9,075, through a series of transactions including (i) converting $5,665 of the B3D Note to Common Stock, (ii) converting the $2,500 Calm Note to Common Stock, and (iii) repaying in full the $910 owed to Credit Cash, net of a discount of approximately $91.

The Company believes that as a result of the transactions that have occurred, it has successfully mitigated the substantial doubt raised by its historical operating results and will satisfy its liquidity needs for at least twelve months from the issuance of these financial statements.  However, while the Company has addressed its working capital deficiency and long-term debt, while continuing to focus on its overall operating profitability, the Company expects to incur net losses in the foreseeable future and therefore cannot predict with any certainty that the results of its actions will satisfy its liquidity needs in the longer-term.

Credit Cash Funding Advance

On January 9, 2020, certain wholly-owned subsidiaries (the “CC Borrowers”) of the Company entered into an accounts receivable advance agreement (the “CC Agreement”) with CC Funding, a division of Credit Cash NJ, LLC (the “CC Lender”). Pursuant to the terms of the CC Agreement, the CC Lender agreed to make an advance of funds in the amount of $1,000 for aggregate fees of $160, for a total repayment amount of $1,160. As of March 31, 2020, the outstanding repayment amount of $910 was secured by substantially all of the assets of the CC Borrowers, including CC Borrowers’ existing and future accounts receivables and other rights to payment. On June 1, 2020, the CC Borrowers entered into a payoff letter (the “Payoff Letter”) with the CC Lender pursuant to which the CC Agreement was terminated. Under the Payoff Letter, the Company repaid $733 owed under the CC Agreement as of June 1, 2020 and the CC Lender released all security interests held on the assets of the CC Borrowers, including the CC Borrowers’ existing and future accounts receivables and other rights to payment.

As compensation for the consent of existing creditor B3D, LLC (“B3D”) to the CC Agreement described above, on January 9, 2020, XpresSpa Holdings, LLC (“XpresSpa Holdings”), a wholly-owned subsidiary of the Company, entered into a fifth amendment (the “Fifth Credit Agreement Amendment”) to its existing credit agreement with B3D in order to, among other provisions, (i) amend and restate its existing convertible promissory note (the “B3D Note”) in order to increase the principal amount owed to B3D from $7,000 to $7,150, which additional $150 in principal and any interest accrued thereon will become convertible, at B3D’s option, into shares of the Company’s Common Stock upon receipt of the approval of the Company’s stockholders, which was obtained on May 28, 2020 and (ii) provide for the advance payment of 97,223 shares of Common Stock in satisfaction of the interest payable pursuant to the B3D Note for the months of October, November and December 2020. The Common Stock was issued to B3D on January 14, 2020.

B3D Senior Secured Loan

On March 6, 2020, XpresSpa Holdings, LLC, our wholly-owned subsidiary, entered into a sixth amendment (the “Sixth Credit Agreement Amendment”) to its existing credit agreement with B3D. In connection with the Sixth Credit Agreement Amendment and B3D Note, B3D agreed to provide the Company with $500 in additional funding and to submit one or more conversion notices to convert an aggregate of $375 in principal under the B3D Note to Common Stock on or prior to March 27, 2020. XpresSpa Holdings entered into the Sixth Credit Agreement Amendment in order to, among other provisions,  (i) amend and restate its existing convertible promissory note with B3D in order to increase the principal amount owed  from $7,150 million to $7,900 , which additional $750 in principal and any interest accrued thereon will be convertible, at B3D’s option, into shares of Common Stock subject to receipt of the approval of the Company’s stockholders, which was approved on May 28, 2020 and (ii) decrease the conversion rate under the B3D Note from $6.00 per share to $1.68 per share. On March 19, 2020, the conversion rate was reduced to $0.525 per share after giving effect to certain anti-dilution adjustments.  In connection with the Sixth Credit Agreement Amendment, B3D converted a total of $750 in principal and was issued a total of 446,429 shares of our Common Stock in March 2020.

Registered Direct Common Stock Offerings

On March 19, 2020, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which it issued and sold, in a registered direct offering, (i) 1,396,281 shares of Common Stock  at an offering price of $0.525 per share and (ii) an aggregate of 698,958 pre-funded warrants exercisable for shares of Common Stock at an offering price of $0.495 per pre-funded warrant.

On March 25, 2020, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which it issued and sold, in a registered direct offering, (i) 2,483,333 shares of Common Stock at an offering price of $0.60 per share and (ii) an aggregate of 500,000 pre-funded warrants exercisable for shares of Common Stock at an offering price of $0.57 per pre-funded warrant.

On March 27, 2020, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which it issued and sold, in a registered direct offering (i) 2,631,666 shares of Common Stock at an offering price of $0.60 per share and (ii) an aggregate of 701,666 pre-funded warrants exercisable for shares of Common Stock at an offering price of $0.57 per pre-funded warrant.

The Company  sold a total of 6,511,280 shares of Common Stock and 1,900,625 of pre-funded warrants and received total proceeds of $4,209, net of financial advisory and consulting fees of $626, in the above offerings.  During the three months ended March 31, 2020, 1,698,959 pre-funded warrants were exercised for total proceeds of approximately $49.  As of March 31, 2020, 201,666 warrants were not exercised and were subsequently exercised.

On April 6, 2020, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which it issued and sold, in a registered direct offering (i) 4,049,573 shares of Common Stock at an offering price of $0.66 per share and (ii) an aggregate of 485,151 pre-funded warrants exercisable for shares of Common Stock at an offering price of $0.63 per pre-funded warrant. The Company received gross proceeds of approximately $3,050 in connection with this offering, before deducting financial advisory consultant fees and related offering expenses. Each pre-funded warrant represented the right to purchase one share of Common Stock at an exercise price of $0.03 per share and was ultimately exercised.

On June 17, 2020, the Company entered into a securities purchase agreement with certain purchasers pursuant to which the Company agreed to issue and sell 7,614,700 shares of the Company’s Common Stock at an offering price of $5.25 per share (the “Registered Offering”).  In a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offerings”), the Company agreed to issue to the purchasers who participated in the Registered Offering warrants (the “Warrants”) exercisable for an aggregate of 7,614,700 shares of Common Stock at an exercise price of $5.25 per share. Each Warrant will be immediately exercisable and will expire 21 months from the issuance date. The Warrants and the shares of Common Stock issuable upon the exercise of the Warrants are not registered under the Securities Act of 1933, as amended (the “Securities Act”), were not offered pursuant to a registration statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.  The Offerings closed on June 19, 2020 with the Company receiving gross proceeds of approximately $40,000 before deducting placement agent fees and related offering expenses.

Paycheck Protection Program

On May 1, 2020, the Company entered into a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) promissory note in the principal amount of $5,653 payable to Bank of America, NA (the “Bank of America”) evidencing a PPP loan (the “PPP Loan”). The PPP Loan bears interest at a rate of 1% per annum. No payments will be due on the PPP Loan during a six-month deferral period commencing on May 2, 2020. Commencing one month after the expiration of the deferral period, and continuing on the same day of each month thereafter until the maturity date of the PPP Loan, the Company will be obligated to make monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the PPP Loan by the maturity date. The maturity date is May 2, 2022. The principal amount of the PPP Loan is subject to forgiveness under the PPP upon the Company’s request to the extent that PPP Loan proceeds are used to pay expenses permitted by the PPP. Bank of America may forgive interest accrued on any principal forgiven if the SBA pays the interest. There can be no assurance that any part of the PPP Loan will be forgiven. The PPP Loan contains customary borrower default provisions and lender remedies, including the right of Bank of America to require immediate repayment in full the outstanding principal balance of the PPP Loan with accrued interest.

Note 2. Significant Accounting and Reporting Policies

(a) Recently issued accounting pronouncements

Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.

Issued in January 2020, the amendments in this update affect all entities that apply the guidance in Topics 321, 323, and 815 and (1) elect to apply the measurement alternative or (2) enter into a forward contract or purchase an as option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting. The Company applies the guidance included in Topic 815 to its derivative liabilities but does not intend on applying the new measurement alternative included in the update. The new standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not believe the adoption of this standard will have a material impact on its consolidated condensed financial statements.

Accounting Standards Update No. 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.

Issued in December 2019, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to guidance in Topic 740. The specific areas of potential simplification were submitted by stakeholders as part of the FASB’s simplification initiative. The Company does not believe the adoption of this standard will have a material impact on its consolidated condensed financial statements.

(b) Recently adopted accounting pronouncements

Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”)

On January 1, 2020 the Company adopted ASU No. 2016-13 using a modified-retrospective approach. This standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. Adoption of this standard did not result in an adjustment to opening accumulated deficit and did not have a material impact on the Company's consolidated condensed financial statements.

Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”)

On January 1, 2020, the Company adopted ASU No. 2018-13. This amendment provides updates to the disclosure requirements on fair value measures in Topic 820, which includes the changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements, the option of additional quantitative information surrounding unobservable inputs and the elimination of disclosures around the valuation processes for Level 3 measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty have been applied prospectively beginning in the quarter ended March 31, 2020. All other amendments have been applied retrospectively to all periods presented. Adoption of this standard did not have a material impact on the Company's consolidated condensed financial statements.

(c) Presentation

Certain balances in the 2019 financial statements have been reclassified to conform to the presentation in the 2020 financial statements, primarily the classification and presentation of certain items in the operating activities section of the statement of cash flows. Such reclassifications did not have a material impact on the condensed consolidated financial statements.

Note 3. Potentially Dilutive Securities

The table below presents the computation of basic and diluted net loss per share of Common Stock:

	Three months ended
	March 31,
	2020	2019

Basic and diluted numerator:
Net loss	$(10,616)	$(2,973)
Less: deemed dividend on warrants and preferred stock	(308)	—
Net loss attributable to common shareholders	$(10,924)	$(2,973)
Basic and diluted denominator:
Basic and diluted weighted average shares outstanding	6,276,012	617,357
Basic and diluted net loss per share	$(1.74)	$(4.82)

Net loss per share data presented above excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options to purchase an equal number of shares of Common Stock	45,964	49,167
Unvested RSUs to issue an equal number of shares of Common Stock	20,000	18,417
Warrants to purchase an equal number of shares of Common Stock	8,832,776	234,557
Preferred stock on an as converted basis	802,079	2,121,443
Convertible notes on an as converted basis	15,551,497	72,500
Total number of potentially dilutive securities excluded from the calculation of loss per share attributable to common shareholders	25,252,316	2,496,084

Note 4. Intangible Assets

The following table provides information regarding the Company’s intangible assets subject to amortization, which consist of the following:

	March 31, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$13,307	$(7,262)	$6,045	$13,309	$(6,709)	$6,600
Software	314	(146)	168	312	(129)	183
Total intangible assets	$13,621	$(7,408)	$6,213	$13,621	$(6,838)	$6,783

The Company’s trade name relates to the value of the XpresSpa trade name, and software relates to certain capitalized third-party costs related to a new point-of-sale system.

The Company's intangible assets are amortized over their expected useful lives. During the three months ended March 31, 2020 and 2019, the Company recorded amortization expense of $570 and $568, respectively.

Based on the intangible assets balance as of March 31, 2020 the estimated amortization expense for the remainder of the calendar year and each of the succeeding calendar years is as follows:

Calendar Years ending December 31,	Amount
Remainder of 2020	$1,711
2021	2,277
2022	2,206
2023	19
Total	$6,213

Note 5. Leases

The Company leases its retail space at various domestic and international airports. Additionally, the Company leases its corporate office in New York City. Certain leases entered into by the Company fall under ASU No. 2016-02, Leases (“ASC 842”). At inception, the Company determines if a lease qualifies under ASC 842. Certain of the Company’s lease arrangements contain fixed payments throughout the term of the lease while others involve a variable component to determine the lease obligation wherein a certain percentage of sales is used to calculate the lease payments.  Certain leases that expire and are then extended on a month-to-month basis are not included in the calculation of the total lease liability and the right of use asset after they convert to month-to-month.

All qualifying leases held by the Company are classified as operating leases. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized as of the commencement date based on the present value of lease payments over the lease term. The Company records its operating lease assets and liabilities based on required guaranteed payments under each lease agreement. The Company uses its incremental borrowing rate as of the commencement date of the lease, which approximates the rate at which the Company can borrow funds on a secured basis, in determining the present value of the guaranteed lease payments.

The Company reviews all of its existing lease agreements on a quarterly basis to determine whether there were any modifications to existing lease agreements and to assess if any leases should be accounted for pursuant to the guidance in ASC 842. The Company recalculates the right of use asset and lease liability based on the modified lease term and adjusted both balances.

The Company has received rent concessions from landlords on a majority of its leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent in most cases, and in certain cases providing relief from rent required to be paid as a percentage of revenue in excess of minimum guaranteed amounts for the month. The relief from these rent payments range from three- to ten-month periods beginning in March 2020.  The Company did not pay a total of approximately $75 in rent in March 2020 as a result of receiving these concessions.

The Financial Accounting Standards Board (“FASB”) issued a Q&A in March 2020 that focused on the application of lease guidance in ASC 842 for lease concessions related to the effects of COVID-19. The FASB staff has said that entities can elect to not evaluate whether concessions granted by lessors related to COVID-19 are lease modifications. Entities that make this election can then apply the lease modification guidance in ASC 842 or account for the concession as if it were contemplated as part of the existing contract.  XpresSpa has elected to not treat the concessions as lease modifications and will instead account for the lease concessions as if they were contemplated as part of the existing leases.

When a lessor grants a concession that contractually releases a lessee from certain lease payments or defers lease payments, a lessee may account for the concession as a negative variable lease payment and recognize negative variable lease expense in the period when the rent concession becomes accruable. The Company did not record rent expense for the month which it received a concession from the landlord. Since negative variable lease expense is not recognized until it becomes accruable, lease liabilities will not be adjusted until the actual month that the rent is accruable.

There were no lease modifications during the period.The following is a summary of the activity in the Company’s operating lease liabilities for the three months ended March 31, 2020:

Operating lease liabilities, January 1, 2020	$9,495
New leases entered	—
Extension of term of existing lease obligations	—
Termination of existing qualifying leases	—
Payments of lease obligations	(628)
Operating lease liabilities, March 31, 2020	$8,867

As of March 31, 2020, operating leases contain the following future minimum commitments:

Calendar Years ending December 31,	Amount
Remainder of 2020	$2,973
2021	3,145
2022	2,428
2023	1,454
2024	664
Thereafter	624
Total future lease payments	11,288
Less: interest expense at incremental borrowing rate	(2,421)
Net present value of lease liabilities	$8,867

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	4.6	years
Weighted average discount rate used to determine present value of operating lease liability:	10.98%
Cash paid for minimum annual rental obligations during the three months ended March 31, 2020:	$725

Variable lease payments calculated monthly as a percentage of a product and services revenue, were $477 and $338 for the three months ended March 31, 2020 and 2019, respectively.

Amortization expense of right of use lease assets was $527 and $271 for the three months ended March 31, 2020 and 2019, respectively.

Note 6. Convertible Notes

Total Debt as of March 31, 2020 and December 31, 2019 is comprised of the following:

	March 31, 2020	December 31, 2019
B3D Note, net of $3,002 and $2,420 in unamortized debt discount and debt issuance costs as of March 31, 2020 and December 31, 2019, respectively	$3,562	$4,580
Calm Note, net of $1,182 and $1,318 in unamortized debt discount and debt issuance costs as of March 31, 2020 and December 31, 2019, respectively	1,318	1,182
Total debt	$4,880	$5,762

B3D 9% Senior Secured Note due May 31, 2021

On July 8, 2019, the Company entered into the fourth amendment to its existing credit agreement (the “Fourth Credit Agreement Amendment”) with B3D. As consideration for modifications agreed upon in the Fourth Credit Agreement Amendment, the principal amount owed to B3D was increased to $7,000.

On January 9, 2020, as compensation for the consent of B3D to the CC Agreement (see Note 1. General), the Company entered into the Fifth Credit Agreement Amendment with B3D in order to (i) increase the principal amount owed to B3D from $7,000 to $7,150, which additional $150 in principal and any interest accrued thereon will become convertible, at B3D’s option, into shares of the Company’s Common Stock upon receipt of the approval of the Company’s stockholders, which was obtained on May 28, 2020 and (ii) provide for the advance payment of 97,223 shares of Common Stock in satisfaction of the interest payable pursuant to the B3D Note for the months of October, November and December 2020. The Common Stock was issued to B3D on January 14, 2020.

On March 6, 2020, XpresSpa Holdings entered into the Sixth Credit Agreement Amendment with B3D in order to, among other provisions, (i) increase the principal amount owed to B3D from $7,150 to $7,900, which additional $750 in principal ($500 in new funding and $250 in debt issuance costs) and any interest accrued thereon will be convertible, at B3D’s option, into shares of the Company’s Common Stock subject to receipt of the approval of the Company’s stockholders which was obtained on May 28, 2020 and (ii) decrease the conversion rate under the B3D Note from $6.00 per share to $1.68 per share. On March 19, 2020, the conversion rate was reduced to $0.525 per share after giving effect to certain anti-dilution adjustments.

The Sixth Credit Agreement Amendment was accounted for as an extinguishment of debt in the Company’s consolidated condensed financial statements. The Company extinguished approximately $2,048 of derivative liability, which represented the estimated fair value of the conversion option based upon provisions included in the Fifth Credit Agreement Amendment and recorded a new derivative liability of $3,656 which represents the fair value of the conversion option on March 6, 2020 based upon provisions in the Sixth Credit Agreement Amendment. The Company engaged an independent third party to assess the fair value of the debt extinguished and the conversion feature included in the B3D Note at each reporting date. During the three months ended March 31, 2020 the Company recorded $485 of accretion expense, which is included in “Interest expense” in the consolidated condensed statement of operations and comprehensive loss, that increased the carrying value of the B3D Note. In addition, as a result of the partial conversions of the B3D Note, the Company settled approximately $599 of derivative liability, reduced the carrying value of the B3D Note by $736 and issued 1,430,647 shares the Company’s Common Stock to B3D. The Company recognized a loss on the extinguishment of debt of approximately $265 which represents the difference between the carrying amount of the debt recorded under the Fifth Credit Agreement Amendment and the debt recorded under the Sixth Credit Agreement Amendment. Included in the loss on the extinguishment of debt was the write off of approximately $476 in deferred financing costs. The Company capitalized approximately $250 in deferred financing costs related to the Sixth Credit Agreement Amendment. These costs will be amortized over the remaining term of the B3D Note. Total amortization expense related to the B3D Note was $68 for the three months ended March 31, 2020 and is included in “Interest expense” in the consolidated condensed statement of operations and comprehensive loss. The balance of the deferred issuance costs related to the B3D Note was $189 as of March 31, 2020 and is presented as a reduction of the B3D Note balance in the Company's consolidated condensed balance sheet. At March 31, 2020, the fair value of the conversion option was estimated to be $3,457, which is included in “Derivative liabilities” on the consolidated condensed balance sheet. The conversion option was marked to market as of March 31, 2020 and, as a result, the Company recorded a revaluation loss for the three months ended March 31, 2020 of approximately $651 that is included in “Loss (gain) on revaluation of warrants and conversion options” in the consolidated condensed statement of operations and comprehensive loss.

The B3D Note is guaranteed on a full, unconditional, joint, and several basis, by the parent Company, XpresSpa Group, Inc., and all wholly owned subsidiaries of XpresSpa Holdings (the “Guarantor Subsidiaries”). Under the terms of a security and guarantee agreement dated July 8, 2019, XpresSpa Group, Inc. (the parent company) and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest and principal on the B3D Note. XpresSpa Holdings pledged and granted to B3D a first priority security interest in, among other things, all of its equity interests in XpresSpa Holdings and all of its rights to receive distributions, cash or other property in connection with Holdings. The Company does not present separate consolidating financial statements of XpresSpa Group, Inc., XpresSpa Holdings and the Guarantor Subsidiaries as each entity has guaranteed the B3D Note, so each entity is equally responsible for its payment.

Calm 5% Note due May 2022

On July 8, 2019, the Company entered into a securities purchase agreement with Calm.com, Inc. (“Calm”) pursuant to which the Company agreed to sell (i) an aggregate principal amount of $2,500 in an unsecured convertible note (the “Calm Note”), which is convertible into shares of Series E Convertible Preferred Stock at a conversion price of $6.00 per share (the “Series E Preferred Stock”) and (ii) warrants to purchase 312,500 shares of the Company’s Common Stock at an exercise price of $6.00 per share (the “Calm Warrants”).  On March 6, 2020, the exercise price of the Calm Warrants was reduced to $1.68 per share after giving effect to certain anti-dilution adjustments. Subsequently, on March 19, 2020, the exercise price of the Calm Warrants was reduced to $0.525 per share after giving effect to certain anti-dilution adjustments. The Calm Note is an unsecured subordinated obligation of the Company. The Calm Note matures on May 31, 2022, and bears interest at a rate of 5% per annum, subject to increase in the event of default. Interest on the Calm Note is payable in arrears and may be paid in cash, shares of Series E Preferred Stock or a combination thereof. The Company recorded derivative liabilities for the conversion feature and the Calm Warrants related to the issuance of the Calm Note on July 8, 2019 and engages a third party to assess the fair value of the conversion feature and Calm Warrant derivative liabilities at each balance sheet reporting date in order to determine the adjustment needed to mark each liability to market.The independent third party’s appraisal resulted in estimated fair value of $550 for the conversion option, and $123 for the Calm Warrants as of March 31, 2020, which resulted in the Company recording a  revaluation loss of approximately $75 that is included in "(Loss) gain on revaluation of warrants and conversion options” in the consolidated condensed statements of operations and comprehensive loss for the three months ended March 31, 2020.

The Company capitalized approximately $220 of costs related to the issuance of the Calm Note in 2019 and recorded amortization expense of approximately $19 during the three months ended March 31, 2020. Amortization expense is included in "Interest expense" in the Company's consolidated condensed statement of operations and comprehensive loss for the three-month period ended March 31, 2020. The balance of the deferred issuance costs related to the Calm Note was $165 as of March 31, 2020 and is presented as a reduction of the Calm Note balance in the Company's consolidated condensed balance sheet. During the three months ended March 31, 2020, the Company recorded $117 of accretion expense that increased the carrying value of the Calm Note.

(Loss) gain on revaluation of warrants and conversion options

Included in the ”(Loss) gain on revaluation of warrants and conversion options for the three months ended March 31, 2020 was mark-to-market adjustments of the derivative conversion option and warrants associated with the B3D Note of $651, the Calm Note of $75 and Class A Warrants of $4,643.

May 2018 Convertible Notes

The Company recorded $394 in amortization of debt discount and debt issuance costs during the three months ended March 31, 2019, related to its since settled May 2018 convertible notes.

Note 7. Stockholders' Equity

See Note 1. General for discussion of financing transactions that occurred during the quarter ended March 31, 2020.

Warrants

The following table represents the activity related to the Company’s warrants during the first quarter ended March 31, 2020.

		Exercise
	No. of warrants*	price range*
December 31, 2019	1,129,371	$6.00 – 300.00
Granted	13,576,310	$0.03 – 0.525
Exercised	(5,872,905)	$0.03 – 0.525
March 31, 2020	8,832,776	$0.03 – 300.00

*Adjusted to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

On March 31, 2020, the Company had outstanding 201,666 pre-funded Warrants from the March 27, 2020 registered direct offering at an exercise price of $0.03.  Subsequently, 201,666 warrants were exercised, and 201,666 shares of Common Stock were issued.

On March 31, 2020, the Company had outstanding 4,573,688 Class A Warrants at an exercise price of $0.525.  Subsequently, 2,983,164 warrants were exercised on a cashless basis resulting in the issuance of 2,382,836 shares of Common Stock.  In addition, 1,590,524 warrants were converted into 2,385,527 shares of Common Stock in connection with the March Exchange Agreement.

On March 31, 2020, the Company had outstanding 476,202 of the December 2016 Warrants at an exercise price of $.0.525.  Subsequently, in connection with the March Exchange Agreement, 351,779 December 2016 Warrants were converted into 527,669 shares of Common Stock and 124,423 December 2016 Warrants remain outstanding.

On March 31, 2020 the Company had outstanding 3,571,428 Calm Warrants at an exercise price of $0.525.   Subsequently, 2,196,681 warrants were exercised on a cashless basis resulting in the issuance of 1,622,149 shares of Common Stock.  In addition, 1,374,747 warrants were converted into 2,062,126 shares of Common Stock in connection with the June Exchange Agreement.

Series E Convertible Preferred Stock

On March 31, 2020, the Company had outstanding 987,988 shares of Series E Convertible Preferred Stock. All outstanding shares  were converted into 510,460 shares of Common Stock in the second quarter of 2020.

Series F Convertible Preferred Stock

In connection with an amendment to a May 2018 private placement offering agreement, the Company issued 8,996 shares of Series F Convertible Preferred Stock. The Company engaged an independent third party to perform an appraisal to determine the fair value of the Series F Preferred Stock, which was appraised at $1,131, net of issuance costs. The Series F Preferred Stock has a par value of $0.01 per share, a stated value of $100 per share, and was initially convertible into Common Stock at an exercise price of $6.00 per share.  On March 6, 2020, the exercise price was reduced from $6.00 to $1.68 and on March 19, 2020 was reduced again to $0.525 after giving effect to certain anti-dilution adjustments. When a reporting entity changes the terms of its outstanding preferred stock, it must assess whether the changes should be accounted for as either a modification or an extinguishment. The Company engaged an independent third party to perform an appraisal to determine the fair value of the Series F Preferred Stock before and after the reduction of the exercise price. The results of the fair value assessment indicated that the fair values before and after the reduction of the exercise price was not substantially different (in practice, substantially different has been interpreted to be greater than 10%). Therefore, the Company did not record an adjustment to the Series F Preferred Stock in 2020.

On March 31, 2020, the Company had outstanding 1,531 shares of Series F Convertible Preferred Stock.  These shares were converted into 291,619 shares of Common Stock after March 31, 2020.

Reverse Stock Split

On June 10, 2020, the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-3 reverse stock split of the Company’s shares of Common Stock. Such amendment and ratio were previously approved by the Company’s stockholders and Board of Directors.

As a result of the reverse stock split, every three (3) shares of the Company’s pre-reverse split Common Stock were combined and reclassified into one (1) share of Common Stock. A total of 146,577,707 pre-reverse split shares of Common Stock were combined and reclassified into 48,859,213 shares of Common Stock post-reverse stock split. Proportionate voting rights and other rights of common stockholders were affected by the reverse stock split. Stockholders who would have otherwise held a fractional share of Common Stock received payment in cash in lieu of any such resulting fractional shares of Common Stock as the post-reverse split amounts of Common Stock were rounded down to the nearest full share. No fractional shares were issued in connection with the reverse stock split.  The reverse stock split became effective at 5:00 p.m., Eastern Time, on June 10, 2020, and the Company’s Common Stock traded on the Nasdaq Capital Market on a post-reverse split basis at the open of business on June 11, 2020.

Note 8. Derivative Liabilities and Fair Value Measurements

Fair value measurements are determined based on assumptions that a market participant would use in pricing an asset or a liability. A three-tiered hierarchy distinguishes between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3).

The Company’s financial instruments as of March 31, 2020 and December 31, 2019 consisted of cash and cash equivalents, trade receivables, accounts payable, accrued expenses and other current liabilities. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term nature of these instruments.

Derivative Liabilities

The following table presents the placement in the fair value hierarchy of the Company’s derivative liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
As of March 31, 2020:	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)

May 2018 Class A Warrants	$2,298	$—	$—	$2,298
B3D Conversion Option	3,457	—	—	3,457
Calm Warrants	123	—	—	123
Calm Conversion Option	550	—	—	550
Total	$6,428	—	—	$6,428
As of December 31, 2019:

May 2018 Class A Warrants	$778	$—	$—	$778
B3D Conversion Option	382	—	—	382
Calm Warrants	216	—	—	216
Calm Conversion Option	1,761	—	—	1,761
Total	$3,137	$—	$—	$3,137

The Company measures its derivative liabilities at fair value. The derivative liabilities were classified within Level 3 because they were valued using the Monte-Carlo model, which utilizes significant inputs that are unobservable in the market. The Company assumed an investment round in years 2020 and 2021 to take into account the possible impact of the anti-dilution rights included in its derivative liabilities.

These derivative liabilities were initially measured at fair value and are marked to market at each balance sheet date. The revaluation adjustment of the derivative liabilities is included in “(Loss) gain on revaluation of warrants and conversion options”” in the consolidated condensed statements of operations and comprehensive loss.

The following table summarizes the changes in the Company’s derivative warrant liabilities measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2020:

December 31, 2019	$3,137
Increase due to the recording of new B3D Note based upon the Sixth Credit Agreement Amendment	1,643
Conversions of B3D Note	(599)
Settlement of derivative liability due to the exercise of Class A Warrants	(3,122)
Revaluation of derivative conversion options and warrants at March 31, 2020	5,369
March 31, 2020	$6,428

In March 2020, the Company recorded the settlement of the derivative liability associated with the exercise of its May 2018 Class A Warrants of $3,122. The exercise of the May 2018 Class A Warrants resulted in the issuance of 2,578,455 shares of Common Stock and was recorded in “Common Stock” and “Additional Paid-in Capital” on the Company’s consolidated condensed balance sheet as of March 31, 2020.

Valuation Processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities falls within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

March 31, 2020:

Description	Valuation technique	Unobservable inputs	Range
May 2018 Class A Warrants	Monte Carlo Method	Volatility	80.50%
		Risk-free interest rate	0.37%
		Expected term, in years	3.13
		Dividend yield	0.00%

Description	Valuation technique	Unobservable inputs	Range
Calm Warrants	Monte Carlo Method	Volatility	79.10%
		Risk-free interest rate	0.44%
		Expected term, in years	4.27
		Dividend yield	0.00%

Description	Valuation technique	Unobservable inputs	Range
Calm Conversion option	Monte Carlo Method	Volatility	79.10%
		Risk-free interest rate	0.28%
		Expected term, in years	2.17
		Dividend yield	0.00%

Description	Valuation technique	Unobservable inputs	Range
B3D Conversion option	Monte Carlo Method	Volatility	89.50%
		Risk-free interest rate	0.22%
		Expected term, in years	1.17
		Dividend yield	0.00%

December 31, 2019:

Description	Valuation technique	Unobservable inputs	Range
May 2018 Class A Warrants	Monte Carlo Model	Volatility	65.20%
		Risk-free interest rate	1.67%
		Expected term, in years	3.38
		Dividend yield	0.00%

Calm Warrants	Monte Carlo Model	Volatility	66.90%
		Risk-free interest rate	1.62%
		Expected term, in years	4.52
		Dividend yield	0.00%

Calm Conversion option	Monte Carlo Model	Volatility	66.90%
		Risk-free interest rate	1.75%
		Expected term, in years	2.41
		Dividend yield	0.00%

B3D Conversion option	Monte Carlo Model	Volatility	65.70%
		Risk-free interest rate	1.62%
		Expected term, in years	1.42
		Dividend yield	0.00%

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

Generally, an increase in the market price of the Company’s shares of Common Stock, an increase in the volatility of the Company’s shares of Common Stock, and an increase in the remaining term of the derivative liabilities would each result in a directionally similar change in their estimated fair values. Such changes would increase the associated liabilities while decreases in these assumptions would decrease the associated liabilities. An increase in the risk-free interest rate or a decrease in the differential between the derivative liabilities’ exercise price and the market price of the Company’s shares of Common Stock would result in a decrease in the estimated fair value measurement and thus a decrease in the associated liability. The Company has not declared, and does not plan to declare, dividends on its Common Stock, and as such, there is no change in the estimated fair value of the derivative liabilities due to the dividend assumption.

Note 9. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Due to the novel circumstances surrounding the COVID-19 pandemic in 2020, a reliable forecast cannot be substantiated; therefore, each quarter the Company will utilize the year to date effective tax rate and record adjustments as deemed necessary. The Company had de minimis income tax expense for the three months ended March 31, 2020. This was attributable primarily to operating results in conjunction with a full valuation allowance. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates. The Company does not expect to record any additional material provisions for unrecognized tax benefits in the next year.

As of March 31, 2020, the Company has net operating loss carryforwards for U.S. federal purposes, certain of which expire 20 years from the respective tax years to which they relate and certain of which have an indefinite life due to regulations in the Tax Act of 2017 (the “Tax Act”).  The deferred tax assets generated from the Company’s activities in the United States were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit.

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has recorded accruals of $1,457 and $1,800 as of March 31, 2020 and December 31, 2019, respectively, which is included in “Accounts payable, accrued expenses and other current liabilities” in the consolidated condensed balance sheets.

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

On January 3, 2017, XpresSpa filed a lawsuit in the Supreme Court of the State of New York, County of New York, against Cordial and several related parties. The lawsuit alleges breach of contract, unjust enrichment, breach of fiduciary duty, fraudulent inducement, fraudulent concealment, tortious interference, and breach of good faith and fair dealing. XpresSpa is seeking damages, declaratory judgment, and rescission/termination of certain agreements, disgorgement of revenue, fees and costs, and various other relief. On February 21, 2017, the defendants filed a motion to dismiss. On March 3, 2017, XpresSpa filed a first amended complaint against the defendants. On April 5, 2017, Cordial filed a motion to dismiss. On September 12, 2017, the Court held a hearing on the motion to dismiss. On November 2, 2017, the Court granted the motion to dismiss which was entered on November 13, 2017. On December 22, 2017, XpresSpa filed a notice of appeal, and on September 24, 2018, XpresSpa perfected its appellate rights and submitted a brief to the Supreme Court of New York, First Department appellate court. Oral argument on the appeal went forward on March 20, 2019.  The appellate court entered an order on April 11, 2019 reinstating the Company’s complaint, with some exceptions. On June 13, 2019, Cordial filed a motion to reargue and alternatively to appeal to the New York Court of Appeals, and the appellate court denied that motion on October 22, 2019.

On March 30, 2018, Cordial filed a lawsuit against XpresSpa, a subsidiary of XpresSpa, and several additional parties in the Superior Court of Fulton County, Georgia, alleging the violation of Cordial’s civil rights, tortious interference, breach of fiduciary duty, civil conspiracy, conversion, retaliation, and unjust enrichment. Cordial has threated to seek punitive damages, attorneys’ fees and litigation expenses, accounting, indemnification, and declaratory judgment as to the status of the membership interests of XpresSpa and Cordial in the joint venture and Cordial’s right to profit distributions and management fees from the joint venture. On May 4, 2018, the defendants moved the lawsuit to the United States District Court for the Northern District of Georgia. On August 9, 2018, the Court granted an additional extension of time for the defendants’ response until September 7, 2018, and thereafter provided another extension pending the Court’s consideration of XpresSpa’s Motion to Stay all action in the Georgia lawsuit, pending resolution of the New York lawsuit and the FAA action. On October 29, 2018, XpresSpa’s Motion to Stay was denied. Prior to resolution of the Motion to Stay, Cordial filed a Motion for Temporary Restraining Order (“TRO Motion”), seeking to enjoin the defendants and specifically XpresSpa, from, among other things, distributing any cash flow, net profits, or management fees, or otherwise expending resources beyond necessary operating expenses. XpresSpa filed an opposition and, in a decision entered December 26, 2018, the Court denied Cordial’s TRO Motion entirely. Defendants filed a Motion to Dismiss the Complaint in its entirety on November 20, 2018.

A Director's Determination was issued by the FAA in connection with the Part 16 Complaint ("Part 16 Proceeding") filed by Cordial against the City of Atlanta ("City") in 2017 ("Director's Determination"). The Company and Cordial were not parties to the FAA action, and had no opportunity to present evidence or otherwise be heard in such action. The Director's Determination concluded that the City was not in compliance with certain Federal obligations concerning the federal government's ACDBE program, including relating to the City's oversight of the Joint Venture Operating Agreement between the Company and Cordial, Cordial's termination, and Cordial's retaliation and harassment claims, and the City was ordered to achieve compliance in accordance with the Director's Determination. The Director's Determination does not constitute a Final Agency Decision and it is not subject to judicial review, pursuant to 14 CFR § 16.247(b)(2). Because the Company is not a party to the Part 16 Proceeding, the Company would not be considered "a party adversely affected by the Director's Determination" with a right of appeal to the FAA Assistant Administrator for Civil Rights.

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

On August 16, 2019, the Court entered an Order granting, in part, the Company’s Motion to Dismiss. The Court dismissed all federal claims alleged in the Complaint against all Defendants, declined to exercise supplemental jurisdiction pursuant to 28 U.S.C. § 1367(c) over the remaining state law claims alleged in the Complaint, and remanded the case to the Superior Court of Fulton County. Plaintiffs filed an appeal of the federal court’s decision to the Eleventh Circuit Court of Appeals, and the case was docketed on October 15, 2019 (“Eleventh Circuit Appeal”).

In response to the numerous complaints it received from Cordial, the City of Atlanta required the parties to engage in mediation.  On November 22, 2019, a Mutual Release and Settlement Agreement (the "Settlement Agreement") and a Confidential Payment Agreement (the “Payment Agreement”) were executed by the applicable parties, except the City of Atlanta, and are pending the requisite approval by the FAA of the terms of the Settlement Agreement.  The requisite approval from the FAA has been obtained and the Leases have been executed by the Company. However, the condition precedent that an operating agreement between the Company and Cordial is finalized and executed has not yet been satisfied. The Company has been involved in negotiations seeking to resolve all pending matters, and those negotiations are continuing.  Based on this, management has determined that the matter may not be completely resolved, at least to the extent of one or more of the settling parties seeking to enforce the terms of the Settlement Agreement, and thus resulting in a continuation of the litigation.

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

On August 21, 2019, the Court issued an Order denying the parties' motion for preliminary approval of the revised settlement, as the Court still had concerns about several of the settlement terms. At the December 6, 2019 status conference with the Court, the Court reiterated its denial of preliminary approval of the proposed settlement agreement. The Court instructed a notice of pendency to be disseminated to putative collective members.  Notice was sent out in early February 2020 and approximately 415 individuals have joined the case.  On June 6, 2020 the Company participated in a status conference with the Court, and the parties discussed the possibility of entering into a new settlement agreement that addresses the Court’s concerns. The Company intends to continue to vigorously defend this case. At this time, the Company cannot predict the ultimate outcome or range of liability with any degree of certainty.

Binn et al. v. FORM Holdings Corp. et al.

On November 6, 2017, Moreton Binn and Marisol F, LLC, former stockholders of XpresSpa, filed a lawsuit against FORM Holdings Corp. (“FORM”) and its directors in the United States District Court for the Southern District of New York. The lawsuit alleged violations of various sections of the Securities Exchange Act of 1934 (“Exchange Act”), material omissions and misrepresentations (negligent and fraudulent), fraudulent omission, expropriation, breach of fiduciary duties, aiding and abetting, and unjust enrichment in the defendants’ conduct related to the Company’s acquisition of XpresSpa, and sought rescission of the transaction, damages, equitable and injunctive relief, fees and costs, and various other relief. On

January 17, 2018, the defendants filed a motion to dismiss the complaint. On February 7, 2018, the plaintiffs amended their complaint. On February 28, 2018, the defendants filed a motion to dismiss the amended complaint. By March 30, 2018, the motion to dismiss was fully briefed. On August 7, 2018, the Court ruled on the defendants’ motion, dismissing eight of the plaintiffs’ ten claims and denying the defendants’ motion to dismiss with respect to the two remaining claims, related to the Exchange Act. On October 30, 2018, the Court ordered that the plaintiffs could file an amended complaint, and, in response, the defendants could move for summary judgment.

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

On May 21, 2019, the Court granted the defendant’s motion for summary judgement in full, dismissing all claims in the action. On July 3, 2019, the plaintiffs filed a notice of appeal in the United States Court of Appeals for the second circuit. On July 1, 2019, the Court held oral argument on Binn’s motion for preliminary injunction. After hearing argument by both sides, the Court deferred action and ordered that the temporary restraining order remain in place. On July 23, 2019, the Court denied the plaintiffs' request for a preliminary injunction and vacated the temporary restraining order. On September 13, 2019, plaintiffs filed their appellate brief in the Second Circuit. As of December 13, 2019, plaintiffs’ appeal was fully briefed. Oral argument occurred on May 4, 2020, at which time the Second Circuit affirmed the dismissal of all claims against all defendants.

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

On November 13, 2019, the matter was dismissed in its entirety. On December 12, 2019, plaintiff filed a motion for reconsideration to vacate the order and judgment, dismissing the action, and for leave to amend the complaint. The motion was fully briefed as of February 6, 2020. On April 1, 2020, the Court denied plaintiff’s motion in full. On April 10, 2020, plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. On June 1, 2020 plaintiff filed his appellate brief. The defendants opposition is due July 6, 2020. The Company and its directors continue to believe that this action is without merit and intend to defend the appeal.

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

The Company and Route1 are actively involved in settlement negotiations on a without-prejudice basis to resolve the matters.

Rodger Jenkins and Gregory Jones v. XpresSpa Group, Inc.

In March 2019, Rodger Jenkins and Gregory Jones filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The lawsuit alleges breach of contract of the stock purchase agreement related to the Company’s acquisition of Excalibur Integrated Systems, Inc. and seeks specific performance, compensatory damages and other fees, expenses and costs.  When this action was first commenced, the plaintiffs had demanded cash or stock in the sum of $750. On or about January 3, 2020, the court granted the plaintiffs’ motion to amend their pleading to increase their total demand to $1,500.

The Company has denied the material allegations of the complaint in its answer and is currently defending the action. Efforts to settle the parties’ dispute at a court-ordered mediation in March 2020 were not successful. The action was scheduled for a bench trial on May 18, 2020 but was adjourned due to the COVID-19 pandemic, and the judge ordered the parties to submit motions for summary judgment instead. Although we remain confident in the Company’s defenses, some of the rulings by the trial judge in this action have not been favorable to the Company. Accordingly, although we are unable to predict the outcome of this litigation, we cannot rule out the possibility of a judgment being entered against the Company in the absence of a settlement.

EFP Capital Solutions LLC Settlement

In March 2019, a complaint was filed against the Company by EFP Capital Solutions LLC (“EFP”), the receivables factor of the Company’s vendor MobiPT, Inc. (“MobiPT”), relating to payments made incorrectly by the Company to MobiPT for receivables MobiPT had sold to EFP. The ensuing mediation in January 2020 resulted in the Company agreeing to pay EFP $165 for such payments, for which the Company recorded an expense that is included in Accounts payable, accrued expenses and other current liabilities.  The Company intends to seek reimbursement of the $165 from MobiPT, but there is no assurance the Company will be successful.

Regulatory Matters

The continued listing standards of Nasdaq provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days or if stockholders’ equity is less than $2,500. On January 2, 2020, the Company received a deficiency letter from Nasdaq which provided a grace period of 180 calendar days, or until June 30, 2020, to regain compliance with the minimum bid price requirement.   On June 19, 2020, the Company was advised by Nasdaq that it had determined that for 10 consecutive business days, from June 3, 2020 to June 16, 2020, the closing bid price of the Company’s common stock has been at $1.00 per share or greater. Accordingly, the Company has regained compliance with the continued listing standards and this matter is now closed.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will be,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on April 20, 2020, as subsequently amended on May 18, 2020 and June 12, 2020 (the “2019 Annual Report”) and this Quarterly Report on Form 10-Q and any future reports we file with the Securities and Exchange Commission (“SEC”). The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to XpresSpa Group, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

XpresSpa Group, Inc. (“XpresSpa” or the “Company”) is a pure-play health and wellness services company and a leading airport retailer of spa services. XpresSpa offers travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. We currently have one operating segment that is also our sole reporting unit.

Recent Developments

Newly launched XpresCheck™ brand

On May 22, 2020, we announced the signing of a contract with JFK International Air Terminal LLC (“JFKIAT”) to pilot test our concept of providing diagnostic COVID-19 tests in Terminal 4.  To facilitate the JFK pilot test, we signed an agreement with JFKIAT for a new modular constructed testing facility within the terminal that will host nine separate testing rooms with a capacity to administer over 500 tests per day. We intend to initially offer our services to airline employees, contractors and workers, concessionaires and their employees, TSA officers, and U.S. Customs and Border Protection agents. All COVID-19 screening and testing will be conducted by a newly launched brand, XpresCheck™, which will operate under our XpresTest subsidiary. The pilot test at JFK launched on June 22, 2020.

Reverse Stock Split

On June 11, 2020, we effected a 1-for-3 reverse stock split, whereby every three shares of our Common Stock was reduced to one share of our Common Stock and the price per share of our Common Stock was multiplied by 3. All references to shares and per share amounts have been adjusted to reflect the reverse stock split.

Effect of Coronavirus on Business

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, which continues to spread throughout the U.S. and the world, as a pandemic. The outbreak has had an impact on the global economy, resulting in rapidly changing market and economic conditions. National and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The outbreak and associated restrictions on travel that have been implemented have had a material adverse impact on our business and cash flow from operations, similar to many businesses in the travel sector. Effective March 24, 2020, we temporarily closed all global spa locations, largely due to the categorization of the spa locations by local jurisdictions as “non-essential services”. We intend to strategically reopen our spa locations and resume normal operations once restrictions are lifted and airport traffic returns to sufficient levels to support our operations.

The impact of COVID-19 is unknown and may continue as the rates of infection have increased in many states in the U.S., thus additional restrictive measures may be necessary. As a result, management has concluded that there was a long-lived asset impairment triggering event during the first quarter of 2020, which would require management to perform an impairment evaluation of our long-lived and definite-lived asset balances, consisting primarily of leasehold improvements at spa locations, trademarks and right of use lease assets of approximately $21,891 as of March 31, 2020. As a result of the triggering event, the Company reassessed its projections and based on management’s expectation of resuming normal operations, no impairment was indicated at this time. The full extent to which COVID-19 will impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact.

The impact of the COVID-19 pandemic could continue to have a material adverse effect on our core XpresSpa business, results of operations, financial condition, liquidity and prospects in the near-term and beyond 2020.  While management has used all currently available information in our forecasts, the ultimate impact of the COVID-19 pandemic and our newly launched brand, XpresCheck, on our results of operations, financial condition and cash flows is highly uncertain, and cannot currently be accurately predicted. Our results of operations, financial condition and cash flows are dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, such as a lengthy or severe recession or any other negative trend in the U.S. or global economy and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact, which at the present time are highly uncertain and cannot be predicted with any accuracy. The success or failure of our newly launched brand, XpresCheck, could also have a material effect on our business.

Airport Rent Concessions

We have received rent concessions from landlords on a majority of our leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent in excess of minimum guaranteed amounts where percentage-of-revenue rent exceeds the minimum. Currently, the period of relief from these payments range from three- to ten-months beginning in March 2020.  We did not pay a total of approximately $75 in rent in March 2020 as a result of receiving these concessions for the month in which we began closing our spa locations. We will realize additional savings in rent expense going forward since we closed all of our spas on March 24, 2020, and therefore there will be no percentage-of-revenue rent.  We also received deferrals on unpaid rent for three to six months on certain of our leases.

Warrant Exchanges

On March 19, 2020, we entered into separate Warrant Exchange Agreements (the “March Exchange Agreements”) with the holders of certain existing warrants (the “March Exchanged Warrants”) to exchange warrants for shares of our Common Stock, subject to receipt of the approval of our stockholders, which was obtained on May 28, 2020. The March Exchanged Warrants were originally issued (i) pursuant to a securities purchase agreement, dated as of May 15, 2018, and in connection with a related consent and (ii) in connection with that certain Agreement and Plan of Merger by and among us (formerly known as FORM Holdings Corp.), FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated October 25, 2016, as subsequently amended.  Pursuant to the March Exchange Agreements, the holders exchanged 1,942,131 of the March Exchanged Warrants for an aggregate of 2,913,197 shares of our Common Stock.

On June 4, 2020, we entered into a Warrant Exchange Agreement (the “June Exchange Agreement”) with the holder of certain existing warrants (the “June Exchanged Warrants”) to exchange the June Exchanged Warrants for shares of our Common Stock. The June Exchanged Warrants were acquired pursuant to a separately negotiated private transaction between the holder and Calm.  In June 2020, pursuant to the June Exchange Agreement, on the closing date the holder exchanged 1,374,750 of the June Exchanged Warrants for an aggregate of 2,062,125 shares of our Common Stock.

Our Strategy and Outlook

Comparable (“Comp”) Store Sales and Adjusted EBITDA are supplemental measures of financial performance that are not required by or presented in accordance with GAAP but are measurements used by management to assess the trends in our business. In evaluating our performance as measured by Comp Store Sales and Adjusted EBITDA, we recognize and consider the limitations of these measurements.

We define Comp Store Sales as current period sales from stores opened more than 12 months compared to those same stores’ sales in the prior year period. The measurement of Comp Store Sales on a daily, weekly, monthly, quarterly and year-to-date basis provides an additional perspective on XpresSpa’s total sales growth when considering the influence of new unit contribution.

Comp Store Sales

A reconciliation between Comp Store Sales and total revenue as reported on the financial statements is presented below:

	Three months ended March 31, 2020			Three months ended March 31, 2019			% Inc/(Dec)
		Non-Comp			Non-Comp
	Comp Store	Store	Total	Comp Store	Store	Total	Comp Store
Products and Services	$7,204	$514	$7,718	$9,796	$2,434	$12,230	-26.5%

Revenue from Comp Store Sales decreased approximately 26.5% to $7,203 for the three months ended March 31, 2020 from $9,796 for the prior year comparable period. This decrease is primarily due to the negative impact COVID-19 has had on our revenue and results of operations. Our revenue began to decrease significantly in February 2020 as COVID-19 began to spread throughout the world and as rates of infection began to increase. Since our spa operations require customers to be in close contact with spa personnel and spa equipment, we believe customers began to forgo spa treatments for fear of being infected with COVID-19. The restrictions on travel that were implemented have had a material adverse impact on our revenue and operations. Effective March 24, 2020, we temporarily closed all global spa locations, largely due to the categorization of the spa locations by local jurisdictions as “non-essential services.” We intend to reopen our spa locations and resume normal operations once restrictions are lifted and airport traffic returns to sufficient levels to support operations.

The decrease in total revenue for the quarter as compared to the prior year comparable period was also due to having 51 locations open during the quarter ended March 31, 2020 versus 55 stores open during the same period in 2019.

Adjusted EBITDA (loss)

Another non-GAAP measurement we use to assess the trends in our business is Adjusted EBITDA, which we define as earnings before interest, taxes, depreciation and amortization expense, excluding financing costs, acquisition integration costs, other one-time costs and stock-based compensation.

We consider Comp Store Sales and Adjusted EBITDA to be important indicators for the performance of our business, but not a measure of performance or liquidity calculated in accordance with GAAP. We have included these non-GAAP financial measures because management utilizes this information for assessing our performance and liquidity, and as an indicator of our ability to make capital expenditures and finance working capital requirements. We believe that Comp Store Sales and Adjusted EBITDA are measurements that are commonly used by analysts and some investors in evaluating the performance and liquidity of companies such as ours. In particular, we believe that it is useful for analysts and investors to understand that Comp Store Sales only include comparable sales for stores open at least 12 months. Adjusted EBITDA (loss) excludes transactions not related to our core cash operating activities. We believe that excluding these transactions allows investors to meaningfully analyze the performance of our core cash operations. Adjusted EBITDA should not be considered in isolation or as an alternative to cash flow from operating activities or as an alternative to operating income or as an indicator of operating performance or any other measure of performance derived in accordance with GAAP. Adjusted EBITDA does not reflect our obligations for the payment of income taxes, interest expense, or other obligations such as capital expenditures.

A reconciliation of operating loss presented in accordance with GAAP for the three-month period ended March 31, 2020 to Adjusted EBITDA (loss) is presented in the table below.

Q1 2020 Results of Operations and Adjusted EBITDA (loss)

(amounts in thousands)

	Three months ended March 31,
Revenue:	2020	2019
Services	$6,686	$9,628
Products	891	1,418
Other	141	1,184
Total revenue	7,718	12,230

Cost of sales
Labor	4,476	5,778
Occupancy	1,410	1,865
Product and other operating costs	1,282	1,455
Total cost of sales	7,168	9,098
Depreciation and amortization	1,265	1,649
General and administrative	3,233	3,600
Total operating expense	11,666	14,347

Loss from operations	(3,948)	(2,117)
Interest expense	(1,061)	(611)
(Loss) gain on revaluation of warrants and conversion options	(5,369)	152
Other non-operating expense, net	(346)	(257)
Loss from operations before income taxes	(10,724)	(2,833)
Income tax benefit	—	(11)
Net loss	(10,724)	(2,844)
Net loss (income) attributable to noncontrolling interests	108	(129)
Net loss attributable to common shareholders	$(10,616)	$(2,973)

Loss from operations	$(3,948)	$(2,117)
Add back:
Depreciation and amortization	1,265	1,649
Stock-based compensation expense	72	104
Less:
Net loss (income) attributable to noncontrolling interests	108	(129)
Adjusted EBITDA loss	$(2,503)	$(493)

Results of Operations

Revenue

We recognize revenue from the sale of XpresSpa services when they are rendered at our stores and from the sale of products at the time goods are purchased at our stores or online (usually by credit card), net of discounts and applicable sales taxes.

Cost of sales

Cost of sales consists of store-level costs. Store-level costs include all costs that are directly attributable to the store operations, primarily payroll and related benefit costs for store personnel, occupancy costs and cost of products sold.

General and administrative

General and administrative expenses include management and administrative personnel, overhead and occupancy costs, insurance and various professional fees, as well as stock-based compensation for management and administrative personnel.

Other non-operating income (expense), net

Other non-operating income (expense), net includes transaction gains (losses) from foreign exchange rate differences, and bank charges.

Three-month period ended March 31, 2020 compared to the three-month period ended March 31, 2019

Revenue

	Three months ended March 31,
	2020	2019	Inc/(Dec)
Total revenue	$7,718	$12,230	$(4,512)

The decrease in revenue of approximately 36.9% was primarily due the negative adverse impact of COVID-19 as discussed above and to a lesser extent a decrease in the number of spas open during the three months ended March 31, 2020 (51 spas) as compared to the comparable period in 2019 (55 spas).  In addition, the decrease in revenue was the result of a one-time sale of intellectual property rights in the prior year period, partially offset by revenue generated by recently activated sales and marketing agreements with strategic spa partners.

Cost of sales

	Three months ended March 31,
	2020	2019	Inc/(Dec)
Cost of sales	$7,168	$9,098	$(1,930)

The decrease in cost of sales of 21.2% was primarily due in part due to the decrease in spa-related revenues. Costs of sales did not decrease in the same percentage as total revenue due to there being no cost of sales related to the one-time sale of intellectual property record in the prior year period.

Depreciation and amortization

	Three months ended March 31,
	2020	2019	Inc/(Dec)
Depreciation and amortization	$1,265	$1,649	$(384)

The decrease in depreciation and amortization of approximately 23.3% was due primarily to four fewer locations in the current three-month period versus the prior year. Impairments recorded in 2019 and fewer spa locations open in the current three-month period resulted in lower amortization of leasehold improvements.

General and administrative

	Three months ended March 31,
	2020	2019	Inc/(Dec)
General and administrative	$3,233	$3,600	$(367)

The decrease of approximately 10.2% was primarily due to the realized benefits of cost cutting and control initiatives instituted in 2019, primarily in salaries, occupancy and professional fees.

(Loss) gain on revaluation of warrants and conversion options:

	Three months ended March 31,
	2020	2019	Inc/(Dec)
(Loss) gain on revaluation of warrants and conversion options	$(5,369)	$152	$(5,521)

(Loss) gain on revaluation of warrants and conversion options represents the loss or gain resulting from the mark to market adjustments of our derivative liabilities. See notes to the consolidated condensed financial statements for discussion.

Other non-operating expense, net

	Three months ended March 31,
	2020	2019	Inc/(Dec)
Non-operating expense, net	$346	$257	$89

The following is a summary of the transactions included in other non-operating expense, net for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Loss on extinguishment of debt	$265	$—
Other	81	257
Total	$346	$257

See Note 6. “Convertible Notes” to the consolidated condensed financial statements for additional information regarding the loss on extinguishment of debt.

Interest expense

	Three months ended March 31,
	2020	2019	Inc/(Dec)
Interest expense	$1,061	$611	$450

Interest expense increased primarily due to interest and accretion expenses related to the renegotiated B3D Note and the issuance of the Calm Note on July 8, 2019, which was more than the interest and accretion expenses incurred related to the B3D Note and the 5% Secured Convertible Notes during the comparable prior year period.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $3,855, excluding restricted cash, total current assets of $5,449, total current liabilities of $16,103, and a working capital deficiency of $10,654 compared to a working capital deficiency of $12,287 as of December 31, 2019. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2019 included an explanatory paragraph indicating that there was substantial doubt about our ability to continue as a going concern.

To address the working capital deficiency, and outstanding long-term debt, subsequent to March 31, 2020 we raised approximately $43,050 of gross proceeds in a series of registered direct equity offerings, which eliminated the working capital deficiency and resulted in positive working capital of approximately $27,800 after the offerings.   In addition, we reduced the $9,975 of principal amount of debt owed as of March 31, 2020 by $9,075, through a series of transactions including (i) converting $5,665 of the B3D Note to Common Stock, (ii) converting the $2,500 Calm Note to Common Stock, and (iii) repaying in full the $910 owed to Credit Cash, net of a discount of approximately $91.

We believe that as a result of the consummation of the transactions described below, we have successfully mitigated the substantial doubt raised by our historical operating results and will satisfy our liquidity needs for at least twelve months from the issuance of these financial statements.  However, while we have addressed our working capital deficiency and long-term debt, while continuing to focus on our overall operating profitability, we expect to incur net losses in the foreseeable future and therefore cannot predict with any certainty that the results of our actions will satisfy our liquidity needs in the longer-term.

Credit Cash Funding Advance

On January 9, 2020, certain of our wholly-owned subsidiaries (the “CC Borrowers”) entered into an accounts receivable advance agreement (the “CC Agreement”) with CC Funding, a division of Credit Cash NJ, LLC (the “CC Lender”). Pursuant to the terms of the CC Agreement, the CC Lender agreed to make an advance of funds in the amount of $1,000 for aggregate fees of $160, for a total repayment amount of $1,160. As of March 31, 2020, the outstanding repayment amount of $910 was secured by substantially all of the assets of the CC Borrowers, including CC Borrowers’ existing and future accounts receivables and other rights to payment. On June 1, 2020, the CC Borrowers entered into a payoff letter (the “Payoff Letter”) with the CC Lender pursuant to which the CC Agreement was terminated. Under the Payoff Letter, we repaid $733 owed under the CC Agreement as of June 1, 2020 and the CC Lender released all security interests held on the assets of the CC Borrowers, including the CC Borrowers’ existing and future accounts receivables and other rights to payment.

As compensation for the consent of existing creditor B3D, LLC (“B3D”) to the CC Agreement described above, on January 9, 2020, XpresSpa Holdings, LLC (“XpresSpa Holdings”), a wholly-owned subsidiary, entered into a fifth amendment (the “Fifth Credit Agreement Amendment”) to our existing credit agreement with B3D in order to, among other provisions, (i) amend and restate our existing convertible promissory note (the “B3D Note”) in order to increase the principal amount owed to B3D from $7,000 to $7,150, which additional $150 in principal and any interest accrued thereon will become convertible, at B3D’s option, into shares of our Common Stock subject to upon receipt of the approval of our stockholders, which was obtained on May 28, 2020 and (ii) provide for the advance payment of 97,223 shares of Common Stock in satisfaction of the interest payable pursuant to the B3D Note for the months of October, November and December 2020. The Common Stock was issued to B3D on January 14, 2020.

B3D Senior Secured Loan

On March 6, 2020, XpresSpa Holdings, LLC, our wholly-owned subsidiary, entered into a sixth amendment (the “Sixth Credit Agreement Amendment”) to our existing credit agreement with B3D. In connection with the Sixth Credit Agreement Amendment and B3D Note, B3D agreed to provide us with $500 in additional funding and to submit one or more conversion notices to convert an aggregate of $375 in principal under the B3D Note to Common Stock on or prior to March 27, 2020. XpresSpa Holdings entered into the Credit Agreement Amendment in order to, among other provisions, (i) amend and restate our existing convertible promissory note with B3D in order to increase the principal amount owed  from $7,150 million to $7,900 , which additional $750 in principal and any interest accrued thereon will be convertible, at B3D’s option, into shares of Common Stock subject to receipt of the approval of our stockholders, which was approved on May 28, 2020, and (ii) decrease the conversion rate under the B3D Note from $6.00 per share to $1.68 per share. On March 19, 2020, the conversion rate was reduced to $0.525 per share after giving effect to certain anti-dilution adjustments.  In connection with the Sixth Credit Agreement Amendment, B3D converted a total of $750 in principal and was issued a total of 446,429 shares of our Common Stock in March 2020.

Registered Direct Common Stock Offerings

On March 19, 2020, we entered into a securities purchase agreement with certain purchasers, pursuant to which we issued and sold, in a registered direct offering, (i) 1,396,281 shares of our Common Stock  at an offering price of $0.525 per share  and (ii) an aggregate of 698,958 pre-funded warrants exercisable for shares of Common Stock at an offering price of $0.495 per pre-funded warrant.

On March 25, 2020, we entered into a securities purchase agreement with certain purchasers, pursuant to which we issued and sold, in a registered direct offering, (i) 2,483,333 shares of Common Stock at an offering price of $0.60 per share  and (ii) an aggregate of 500,000 pre-funded warrants exercisable for shares of Common Stock at an offering price of $0.57 per pre-funded warrant.

On March 27, 2020, we entered into a securities purchase agreement with certain purchasers, pursuant to which we issued and sold, in a registered direct offering (i) 2,631,666 shares of Common Stock at an offering price of $0.60 per share  and (ii) an aggregate of 701,666 pre-funded warrants exercisable for shares of Common Stock at an offering price of $0.57 per pre-funded warrant.

We sold a total of 6,511,280 shares of Common Stock and 1,900,625 of pre-funded warrants and received total proceeds of $4,209, net of financial advisory and consulting fees of $626.  During the three months ended March 31, 2020, 1,698,959 pre-funded warrants were exercised for total proceeds of approximately $49. As of March 31, 2020, 201,666 warrants were not exercised and remained outstanding.

On April 6, 2020, we entered into a securities purchase agreement with certain purchasers, pursuant to which we issued and sold, in a registered direct offering (i) 4,049,573 shares of Common Stock at an offering price of $0.66 per share and (ii) an aggregate of 485,151 pre-funded warrants exercisable for shares of Common Stock at an offering price of $0.63 per pre-funded warrant.

On June 17, 2020, we entered into a securities purchase agreement with certain purchasers, pursuant to which we agreed to issue and sell, 7,614,700 shares of we Common Stock at an offering price of $5.253 per share (the “Registered Offering”).  In a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offerings”), we agreed to issue to the purchasers who participated in the Registered Offering warrants (the “Warrants” and collectively with the Shares, the “Securities”) exercisable for an aggregate of 7,614,700 shares of Common Stock at an exercise price of $5.25 per share. Each Warrant will be immediately exercisable and will expire 21 months from the issuance date. The Warrants and the shares of  Common Stock issuable upon the exercise of the Warrants are not  registered under the Securities Act of 1933, as amended (the “Securities Act”), were not offered pursuant to the Registration Statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.  The Offerings closed on June 19, 2020 and we received gross proceeds of approximately $40,000 before deducting placement agent fees and related offering expenses.

We expect to utilize our cash and cash equivalents to provide capital to support the near-term operating loss, limited near-term growth of our core business (primarily through potentially opening new XpresSpa locations), maintaining our existing XpresSpa locations, funding our recently launched XpresCheck COVID-19 testing centers and supporting corporate functions.

We have taken actions described above to improve our overall cash position and our access to liquidity. We continue to expand and explore strategic partnerships, right-size our corporate structure, and streamline our operations.

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

Critical Accounting Estimates

These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC which includes a description of our critical accounting estimates that involve subjective and complex judgments that could potentially affect reported results. There have been no material changes to our critical accounting estimates as to the methodologies or assumptions we apply under them. We continue to monitor such methodologies and assumptions.

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

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2020. This determination is based on the previously reported material weakness management identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weaknesses in our internal control. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

In our Annual Report for the year ended December 31, 2019, filed with the SEC on April 20, 2020, management concluded that our internal control over financial reporting was not effective as of December 31, 2019. In the evaluation, management identified a material weakness in internal control related to our financial close and reporting process.  Management also concluded that we did not have a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately.  As a result of this evaluation, the Principal Accounting Officer extensively used outside consultants who possessed the appropriate levels of accounting and controls knowledge.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We are still considering the full extent of the procedures to implement in order to remediate the material weakness described above. The current remediation plan includes a more robust review process, and an increase in the supervision and monitoring of the financial reporting processes and our accounting personnel. We will ensure that accounting personnel have the level of accounting and controls knowledge and experience commensurate with our financial reporting requirements by instituting a formal training program for all accounting personnel on a regular basis on internal control procedures over financial reporting. The current remediation plan also includes implementing controls over calculations, analysis and conclusions associated with nonroutine transactions at a more precise level. We will also allocate additional resources to the corporate accounting function, which may include the use of independent consultants with sufficient expertise to assist in the preparation and review of certain non-recurring transactions and timely review of the account reconciliations.  Lastly, we will automate, where possible and practical, all account analysis and calculations currently being done manually by better utilizing our current general ledger accounting system. Where cost effective, we will outsource any manually processes that are time consuming to free up accounting personnel to spend more time preparing and reviewing account analysis.

Changes in Internal Control over Financial Reporting

Other than as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings.

For information regarding legal proceedings, see Note 10. “Commitments and Contingencies” in our notes to the consolidated condensed financial statements included in “Item 1. Financial Statements.”

Item 1A.      Risk Factors.

The following additional risk factors, which could affect our business, financial condition, operating results and cash flows should be read in connection with the existing disclosure on risk factors made in the our most recently filed Annual Report on Form 10-K and other filings made with the SEC.

We have no operating history in the diagnostic testing industry.

Despite our management’s extensive experience in health and wellness services, we have no specific operating history in the diagnostic testing industry, including providing management services to a professional practice offering diagnostic testing services. We will face substantial risks and uncertainties to which our new diagnostic testing line of business will be subject. To address these risks and uncertainties, we must, among other things, successfully execute our business strategy, respond to competitive developments and attract and retain qualified personnel. We cannot assure you that we will operate profitably or that our business strategy will be successful. As a result, our diagnostic testing line of business may not succeed.

We have no formal contracts or relationships with any professional practice for the ordering of and collection of samples for, or with any laboratories for the performance of, COVID-19 testing.

Although we are exploring the possibility of offering COVID-19 testing in airport locations, there is currently no formal contractual relationship with any professional practice for the ordering of and collection of samples for, or with any clinical laboratory for the performance, of COVID-19 testing. We may never formalize any arrangement with a professional practice or clinical laboratory for these purposes and may never commence diagnostic testing operations. As a result, there can be no assurances that we will be able execute our current plans or generate any revenue associated with our current COVID-19 testing plans.

There can be no assurances that we will be able to successfully secure new locations or transition our existing spa facilities into locations at which COVID-19 testing will be ordered or performed.

There can be no assurances that we will be able to obtain new locations or make available or renovate our existing spa facilities for the purpose of operating a location at which COVID-19 testing will be ordered and/or performed by a professional practice. If we are unable to successfully transition such facilities to locations at which COVID-19 testing will be ordered and/or performed due to issues with lease agreements, permits, licenses or other delays, we will not be able to move forward with our planned short-term business transition.

We may rely on a limited number of professional practices and suppliers and, in some cases, a single professional practice or supplier, for the COVID-19 test and certain of the laboratory substances, equipment and other materials used for COVID-19 tests, and any delays or difficulties securing these materials could disrupt our operations and materially harm our business.

We plan to contract with a limited number of professional practices, and potentially only a single professional practice, for the ordering of and collection of samples for COVID-19 testing. If our professional practice partner begins performing point of care COVID-19 testing at our locations in the future, we may rely on a limited number of suppliers for the COVID-19 test kits, collection supplies, reagents, and various other equipment and materials we intend to use in performing COVID-19 testing. We currently do not have formal agreements with any potential professional practice or supplier, and, as a result, if such services or supplies are obtained, the professional practice or supplier could cease supplying these services or tests, materials and equipment to us at any time due to our inability to reach agreement on terms, disruptions in the professional practice’s or supplier’s operations, a determination to pursue other activities or lines of business, or for other reasons, or the professional practice or supplier could fail to provide us with sufficient quantities of services or materials that meet our specifications. Transitioning to a new professional practice or supplier or locating a temporary substitute, if any are available, would be time-consuming and expensive, could result in interruptions in or otherwise affect the performance specifications of our intended operations, or could require that we revalidate the tests we use. In addition, the use of services, equipment or materials provided by a replacement professional practice or supplier could require us to alter our future operations and procedures. Moreover, we believe there are currently only a limited number of manufacturers that are capable of supplying and servicing some of the equipment and other materials necessary for our intended operations. As a result, replacement equipment and materials that meet our quality control and performance requirements may not be available on reasonable terms, in a timely manner or at all. If we encounter delays or difficulties securing, reconfiguring or revalidating the equipment, reagents and other materials required for administering tests, our operations could be materially disrupted and our business, financial condition, results of operations, and reputation could be adversely affected. We also may experience services or supply issues as we increase test volume.

If our professional practice partner begins performing point of care COVID-19 testing at our locations in the future, the COVID-19 testing technology we ultimately choose may not perform as expected, as a result of human error or otherwise. No assurance can be given that the COVID-19 testing technology we use will aid in the testing of this virus.

If our professional practice partner begins performing point of care COVID-19 testing at our locations in the future, our success will depend on the COVID-19 testing technology we choose to use to provide a reliable, high-quality diagnostic result. There is no guarantee that the COVID-19 test technology we ultimately choose will be accurate. We believe that customers will be particularly sensitive to test defects and errors. As a result, the failure of the chosen tests to perform as expected could significantly impair our reputation and the public image of the tests we use. There can be no assurance that the COVID-19 test technology will be broadly adopted for use.  Many companies are developing tests for COVID-19 and the COVID-19 test technology we plan to use may not be effective. As a result, the failure or perceived failure of the chosen tests to perform as expected could have a material adverse effect on our business, financial condition, results of operation and cash flows.

If there is little or no demand for the COVID-19 test, our business could be materially harmed.

There can be no assurance that demand for our planned COVID-19 testing services will exist in the future because of the success of containment efforts, the emergence of a vaccine or due to other events. If there is no demand for our planned COVID-19 testing services, our business will be materially harmed.

The intended COVID-19 testing capabilities may never achieve significant market acceptance.

We may expend substantial funds and management effort on the development and marketing of our professional practice partner’s COVID-19 testing capabilities with no assurance that we will be successful in implementing our planned diagnostic testing business. Our ability to successfully offer COVID-19 tests will depend significantly on the perception that the tests used by our professional practice partner can reduce transmission risk and are reliable.

We will use potentially hazardous materials, chemicals and patient samples in our business and any disputes relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our professional practice partner’s diagnostic testing activities will involve the controlled use of hazardous laboratory materials and chemicals, including small quantities of acid and alcohol, and patient samples. They will be subject to U.S. laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste. They could be liable for accidental contamination or discharge or any resultant injury from hazardous materials, and conveyance, processing, and storage of and data on patient samples. If they fail to comply with applicable laws or regulations, they could be required to pay penalties or be held liable for any damages that result and this liability could exceed their financial resources. Further, future changes to environmental health and safety laws could cause them to incur additional expense or restrict operations.

 In the event of a lawsuit or investigation concerning such hazardous materials, we could be held responsible for any injury caused to persons or property by exposure to, or release of, these hazardous materials or patient samples that may contain infectious materials. The cost of this liability could exceed our resources. While we expect to maintain broad form liability insurance coverage for these risks, and we expect our professional practice partner to maintain appropriate malpractice insurance, the level or breadth of our coverage may not be adequate to fully cover potential liability claims.

Our diagnostic testing business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988 (CLIA), or those of Medicare, Medicaid or other national, state or local agencies in the U.S. and other countries where we operate laboratories.

The performance of laboratory testing is subject to extensive U.S. regulation, and many of these statutes and regulations have not been interpreted by the courts. CLIA extends federal oversight to virtually all physician practices performing clinical laboratory testing and to clinical laboratories operating in the U.S. by requiring that they be certified by the federal government or, in the case of clinical laboratories, by a federally approved accreditation agency. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. In addition, we expect to be subject to regulation under state law. State laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Applicable statutes and regulations could be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect our business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements on us, which may be costly.

U.S. Food and Drug Administration (FDA) regulation of diagnostic products could result in increased costs and the imposition of fines or penalties, and could have a material adverse effect upon our business.

The FDA has regulatory responsibility for instruments, test kits, reagents and other devices used by clinical laboratories. The FDA enforces laws and regulations that govern the development, testing, manufacturing, performance, labeling, advertising, marketing, distribution and surveillance of diagnostic products, and it regularly inspects and reviews the manufacturing processes and product performance of diagnostic products.

FDA regulation of the diagnostic products we use could result in increased costs and administrative and legal actions for noncompliance, including warning letters, fines, penalties, product suspensions, product recalls, injunctions and other civil and criminal sanctions, which could have a material adverse effect on our business, financial condition, results of operation and cash flows.

If we fail to comply with the complex federal, state, local and foreign laws and regulations that apply to our business, we could suffer severe consequences that could materially and adversely affect our operating results and financial condition.

We expect our planned operations to be subject to extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among other things:

●	CLIA, which requires that laboratories obtain certification from the federal government, and state licensure laws;
●	FDA laws and regulations;
●	HIPAA, which imposes comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions, and amendments to HIPAA under HITECH, which strengthen and expand HIPAA privacy and security compliance requirements, increase penalties for violators, extend enforcement authority to state attorneys general and impose requirements for breach notification;

●	state laws regulating genetic testing and protecting the privacy of genetic test results, as well as state laws protecting the privacy and security of health information and personal data and mandating reporting of breaches to affected individuals and state regulators;
●	the federal anti-kickback law, or the Anti-Kickback Statute, which prohibits knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program;
●	other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral, and false claims acts, which may extend to services reimbursable by any third-party payor, including private insurers;
●	the federal Physician Payments Sunshine Act, which requires medical device manufactures to track and report to the federal government certain payments and other transfers of value made to physicians and teaching hospitals and ownership or investment interests held by physicians and their immediate family members;
●	Section 216 of the federal Protecting Access to Medicare Act of 2014, which requires applicable laboratories to report private payor data in a timely and accurate manner beginning in 2017 and every three years thereafter (and in some cases annually);
●	state laws that impose reporting and other compliance-related requirements;
●	state billing laws, including regulations on “pass through billing” which may limit our ability to submit claims for payment and/or mark up the cost of services in excess of the price paid for such services, and “direct-bill” laws which may limit our ability to purchase services from a laboratory and bill for the services ordered;
●	similar foreign laws and regulations that apply to us in the countries in which we operate.

These laws and regulations are complex and are subject to interpretation by the courts and by government agencies. Our failure to comply could lead to civil or criminal penalties, exclusion from participation in state and federal health care programs, or prohibitions or restrictions on our laboratory’s ability to provide or receive payment for our services. We believe that we are in material compliance with all statutory and regulatory requirements, but there is a risk that one or more government agencies could take a contrary position, or that a private party could file suit under the qui tam provisions of the federal False Claims Act or a similar state law. Such occurrences, regardless of their outcome, could damage our reputation and adversely affect important business relationships with third parties, including managed care organizations, and other private third-party payors.

Changes in the way that the FDA regulates COVID-19 tests could result in the delay or additional expense in offering tests.

Historically, the U.S. Food and Drug Administration (“FDA”) has exercised enforcement discretion with respect to most laboratory-developed tests (“LDTs”) and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). In recent years, however, the FDA publicly announced its intention to regulate certain LDTs and issued two draft guidance documents that set forth a proposed phased-in risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. However, these guidance documents were withdrawn at the end of the Obama administration and replaced by an informal discussion paper reflecting some of the feedback that FDA had received on LDT regulation. The FDA acknowledged that the discussion paper in January 2017 does not represent the formal position of the FDA and is not enforceable. Nevertheless, the FDA wanted to share its synthesis of the feedback that it had received in the hope that it might advance public discussion on future LDT oversight. Notwithstanding the discussion paper, the FDA continues to exercise enforcement discretion and may decide to regulate certain LDTs on a case-by-case basis at any time, which could result in delay or additional expense in offering tests. Until the FDA finalizes its regulatory position regarding LDTs, or other legislation is passed reforming the federal government’s regulation of LDTs, it is unknown how the FDA may regulate tests we use in the future and what testing and data may be required to support any required clearance or approval.

If our professional practice partner begins performing point of care COVID-19 testing at our locations in the future, failure to accurately bill for testing services, or to comply with applicable laws relating to government health care programs, could have a material adverse effect on our business.

Billing for diagnostic testing services is complex and subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we expect to bill various payers, such as patients, insurance companies, Medicare, Medicaid, clinicians, hospitals and employer groups if we begin performing point of care COVID-19 testing at our locations in the future. We expect that the majority of our billing and related operations will be provided by a third party. Failure to accurately bill for our services could have a material adverse effect on our business. In addition, failure to comply with applicable laws relating to billing government health care programs may result in various consequences, including the return of overpayments, civil and criminal fines and penalties, exclusion from participation in government health care programs and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur additional liabilities from third-party claims, all of which could have a material adverse effect on our business. Certain violations of these laws may also provide the basis for a civil remedy under the federal False Claims Act, including fines and damages of up to three times the amount claimed. The qui tam provisions of the federal False Claims Act and similar provisions in certain state false claims acts allow private individuals to bring lawsuits against health care companies on behalf of the government.

Although we expect to be in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion. The federal and state governments have substantial leverage in negotiating settlements since the amount of potential damages and fines far exceeds the rates at which services will be reimbursed, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs. We expect that federal and state governments continue aggressive enforcement efforts against perceived health care fraud. Legislative provisions relating to health care fraud and abuse provide government enforcement personnel with substantial funding, powers, penalties and remedies to pursue suspected cases of fraud and abuse.

We will depend on third parties to provide services critical to our diagnostic testing business, and we will depend on them to comply with applicable laws and regulations. Additionally, any breaches of the information technology systems of third parties could have a material adverse effect on our operations.

We will depend on third parties to provide services critical to our diagnostic testing business, including supplies, ground and air transport of clinical and diagnostic testing supplies and specimens, research products, and people, among other services. Third parties that will provide services to us will be subject to similar risks related to security of customer-related information and compliance with U.S., state, local, or international environmental, health and safety, and privacy and security laws and regulations as we will be. Any failure by third parties to comply with applicable laws, or any failure of third parties to provide services more generally, could have a material impact on us, whether because of the loss of the ability to receive services from the third parties, our legal liability for the actions or inactions of third parties, or otherwise. In addition, third parties to whom we outsource certain services or functions may process personal data, or other confidential information belonging to us. A breach or attack affecting these third parties could also harm our business, results of operations and reputation.

Our business operations and reputation may be materially impaired if we do not comply with privacy laws or information security policies.

We will collect, generate, process or maintain sensitive information, such as patient data and other personal information. If we do not use or adequately safeguard that information in compliance with applicable requirements under federal, state and international laws, or if it were disclosed to persons or entities that should not have access to it, our business could be materially impaired, our reputation could suffer and we could be subject to fines, penalties and litigation. In the event of a data security breach, we may be subject to notification obligations, litigation and governmental investigation or sanctions, and may suffer reputational damage, which could have an adverse impact on our business.

We will be subject to laws and regulations regarding protecting the security and privacy of certain healthcare and personal information, including: (a) the federal Health Insurance Portability and Accountability Act and the regulations thereunder, which establish (i) a complex regulatory framework including requirements for safeguarding protected health information and (ii) comprehensive federal standards regarding the uses and disclosures of protected health information; and (b) state laws, including the California Consumer Privacy Act.

Hardware and software failures or delays in our information technology systems, including failures resulting from our systems conversions or otherwise, could disrupt our operations and cause the loss of confidential information, customers and business opportunities or otherwise adversely impact our business.

IT systems will be used extensively in virtually all aspects of our business, including clinical testing, test reporting, billing, customer service, logistics and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. A failure or delay in our IT systems could impede our ability to serve our customers and patients and protect their confidential personal data. Despite redundancy and backup measures and precautions that we have implemented, our IT systems may be vulnerable to damage, disruptions and shutdown from a variety of sources, including telecommunications or network failures, system conversion or standardization initiatives, human acts and natural disasters. These issues can also arise as a result from failures by third parties with whom we do business and for which we have limited control. Any disruption or failure of our IT systems could have a material impact on our ability to serve our customers and patients, including negatively affecting our reputation in the marketplace.

We must comply with complex and overlapping laws protecting the privacy and security of health information and personal data.

There are a number of state, federal and international laws protecting the privacy and security of health information and personal data.  Under the administrative simplification provisions of HIPAA, HHS has issued regulations which establish uniform standards governing the conduct of certain electronic health care transactions and protecting the privacy and security of PHI used or disclosed by health care providers and other covered entities.

The privacy regulations regulate the use and disclosure of PHI by health care providers engaging in certain electronic transactions or “standard transactions.” They also set forth certain rights that an individual has with respect to his or her PHI maintained by a covered health care provider, including the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. The HIPAA security regulations establish administrative, physical, and technical standards for maintaining the integrity and availability of PHI in electronic form. These standards apply to covered health care providers and also to “business associates” or third parties providing services involving the use or disclosure of PHI. The HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI. As a result, we may be required to comply with both HIPAA privacy regulations and varying state privacy and security laws.

Moreover, HITECH, among other things, established certain health information security breach notification requirements. In the event of a breach of unsecured PHI, a covered entity must notify each individual whose PHI is breached, federal regulators and in some cases, must publicize the breach in local or national media. Breaches affecting 500 individuals or more are publicized by federal regulators who publicly identify the breaching entity, the circumstances of the breach and the number of individuals affected.

These laws contain significant fines and other penalties for wrongful use or disclosure of PHI. Given the complexity of HIPAA and HITECH and their overlap with state privacy and security laws, and the fact that these laws are rapidly evolving and are subject to changing and potentially conflicting interpretation, our ability to comply with the HIPAA, HITECH and state privacy requirements is uncertain and the costs of compliance are significant. Adding to the complexity is that our planned operations are currently evolving and the requirements of these laws will apply differently depending on such things as whether or not we bill electronically for our services, or provide services involving the use or disclosure of PHI and incur compliance obligations as a business associate. The costs of complying with any changes to the HIPAA, HITECH and state privacy restrictions may have a negative impact on our operations. Noncompliance could subject us to criminal penalties, civil sanctions and significant monetary penalties as well as reputational damage.

We also will be required to collect and maintain personal information about our employees as well as receive and transfer certain payment information, to accept payments from our customers, including credit card information. Most states have adopted laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Activities outside of the United States implicate local and national data protection standards, impose additional compliance requirements, and generate additional risks of enforcement for non-compliance. The collection and use of such information may be subject to contractual obligations as well. If the security and information systems that we or our outsourced third-party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with these laws, regulations, and contractual obligations, we could face litigation and the imposition of penalties that could adversely affect our financial performance.

We must comply with all applicable privacy and data security laws in order to operate our business and may be required to expend significant capital and other resources to ensure ongoing compliance, to protect against security breaches and hackers or to alleviate problems caused by such breaches. Breaches of health information and/or personal data may be extremely expensive to remediate, may prompt federal or state investigation, fines, civil and/or criminal sanctions and significant reputational damage.

Our capital expenditures may not generate a positive return and we will incur significant additional costs.

Our capital expenditures may not generate a positive return.  Significant capital expenditures will be required to construct new locations or renovate our existing spa facilities to accommodate our proposed new business model. No assurance can be given that our future capital expenditures will generate a positive return or that we will have adequate capital available to finance such construction or renovations. If we are unable to, or elect not to, pay for costs associated with such construction or renovations, the ability of our professional practice partner to order or perform COVID-19 testing could be limited, and our competitive position could be harmed.

Additionally, we expect to incur significant additional costs as we implement the ability of our professional practice partner to perform on-site COVID-19 testing. The COVID-19 outbreak could disrupt our future supply chain, including by impacting our ability to secure COVID-19 testing supplies and to provide personal protective equipment for our employees in our testing locations. For similar reasons, the COVID-19 pandemic has also adversely impacted, and may continue to adversely impact, third parties that will be critical to our business, including vendors, suppliers, and business partners. These developments, and others that are difficult or impossible to predict, could materially impact our business, financial results, cash flows, and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

Exhibit No.	Description
3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of XpresSpa Group, Inc., filed with the Secretary of State of the State of Delaware on June 10, 2020  (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with SEC on June 10, 2020)

4.1

Third Amended and Restated Convertible Promissory Note, dated as of January 9, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on January 14, 2020)

4.2	Fourth Amended and Restated Convertible Promissory Note, dated as of March 6, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 6, 2020)

4.3	Form of Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.4	Form of Placement Agent Warrant (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.5	Amended and Restated Calm Note, dated as of April 17, 2020 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 17, 2020).

4.6	Amended and Restated Convertible Promissory Note, dated as of April 22, 2020 (incorporated by reference to Exhibit 4.1 to our Current Report filed with the SEC on April 24, 2020)

10.1

Fifth Amendment to Credit Agreement, dated as of January 9, 2020, by and between XpresSpa Holdings LLC and B3D, LLC (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2020)

10.2

Sixth Amendment to Credit Agreement, dated as of March 6, 2020, by and between XpresSpa Holdings LLC and B3D, LLC (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 6, 2020)

10.3

Form of Accounts Receivable Advance, dated as of January 9, 2020, by and between certain subsidiaries of the Company and CC Funding, a division of Credit Cash NJ, LLC (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 14, 2020)

10.4

Securities Purchase Agreement, date as of March 19, 2020, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.5	Form of Exchange Agreement, date as of March 19, 2020 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.6

 Voting Agreement, date as of March 19, 2020, by and between the Company and Mistral Spa Holdings LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.7

Securities Purchase Agreement, date as of March 25, 2020, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 26, 2020)

10.8

Securities Purchase Agreement, date as of March 27, 2020, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 30, 2020)

10.9

Securities Purchase Agreement, date as of April 6, 2020, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2020)

10.10	U.S. Small Business Administration Paycheck Protection Program Note (incorporated by reference to Exhibit 10.1 to our Current Report filed with the SEC on May 7, 2020)

10.11	Form of Exchange Agreement, dated as of June 4, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 4, 2020)

10.12

Securities Purchase Agreement, date as of June 17, 2020, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 17, 2020)

31*

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

XpresSpa Group, Inc.

Date:	July 6, 2020	By:	/s/ Douglas Satzman
Douglas Satzman
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)