Form 10-Q
period 2020-06-30
XpresSpa Group, Inc.
filed 2020-08-19
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 14, 2020, 56,776,261 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

On August 14, 2020, XpresSpa Group, Inc. (the “Company”) filed a Notification of Late Filing on Form 12b-25 (the “Form 12b-25”) with the U.S. Securities and Exchange Commission (the “SEC”) seeking relief pursuant to Rule 12b-25(b).  Consistent with the Company’s statements made in the Form 12b-25, the Company was unable to file its Quarterly Report on Form 10-Q (the “Quarterly Report”) by August 14, 2020 because of the coronavirus disease 2019 (“COVID-19”) pandemic and related events which resulted in the Company’s management devoting significant time and attention to assessing the potential impact of COVID-19 and those events on the Company’s operations and financial position and developing operational and financial plans to address those matters. This diverted management resources from completing all of the tasks necessary to file its Quarterly Report by the original August 14, 2020 deadline.

XpresSpa Group, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2020	December 31,
	(Unaudited)	2019
Current assets
Cash and cash equivalents	$37,765	$2,184
Inventory	598	647
Other current assets	656	1,102
Total current assets	39,019	3,933

Restricted cash	701	451
Property and equipment, net	6,261	8,064
Intangible assets, net	5,644	6,783
Operating lease right of use assets, net	5,124	8,254
Other assets	1,413	1,239
Total assets	$58,162	$28,724

Current liabilities
Accounts payable, accrued expenses and other	$7,225	$12,551
Current portion of operating lease liabilities	3,550	3,669
Derivative liabilities	6,359	-
Current portion of promissory note, unsecured	1,884
Convertible senior secured note, net	577	-
Total current liabilities	19,595	16,220

Long-term liabilities
Promissory note, unsecured	3,769	-
Convertible senior secured note, net	-	4,580
Convertible notes, net	-	1,182
Derivative liabilities	-	3,137
Operating lease liabilities	4,822	5,826
Other liabilities	315	315
Total liabilities	28,501	31,260
Commitments and contingencies (see Note 11)

Stockholders’ equity (deficit)
Series A Convertible Preferred Stock, $0.01 par value per share; 6,968 shares authorized; 6,673 issued and none outstanding	-	-
Series C Junior Preferred Stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	-	-
Series D Convertible Preferred Stock, $0.01 par value per share; 500,000 shares authorized; none issued and outstanding	-	-
Series E Convertible Preferred Stock, $0.01 par value per share, 2,397,060 shares authorized; 987,988 issued and none outstanding as of June 30, 2020 and 977,865 issued and outstanding with a liquidation value of $3,031 as of December 31, 2019	-	10
Series F Convertible Preferred Stock, $0.01 par value per share, 9,000 shares authorized; 8,996 issued and none outstanding as of June 30, 2020 and 8,996 shares issued and outstanding with a liquidation value of $900 as of December 31, 2019	-	-
Common Stock, $0.01 par value per share 150,000,000 shares authorized; 56,473,913 and 5,157,390 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively *	565	52
Additional paid-in capital	403,005	302,118
Accumulated deficit	(376,831)	(308,136)
Accumulated other comprehensive loss	(268)	(283)
Total stockholders' equity (deficit) attributable to XpresSpa Group, Inc.	26,471	(6,239)
Noncontrolling interests	3,190	3,703
Total stockholders’ equity (deficit)	29,661	(2,536)
Total liabilities and stockholders’ equity (deficit)	$58,162	$28,724

*     Adjusted, where applicable, to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenue, net
Services	$-	$10,846	$6,686	$20,474
Products	-	2,062	891	3,480
Other	143	-	284	1,184
Total revenue, net	143	12,908	7,861	25,138

Cost of sales
Labor	490	5,888	4,966	11,665
Occupancy	456	2,052	1,866	3,917
Products and other operating costs	32	1,913	1,314	3,369
Total cost of sales	978	9,853	8,146	18,951
Depreciation and amortization	1,186	1,579	2,451	3,228
Impairment/disposal of assets	4,092	1,971	4,092	1,971
General and administrative	3,371	2,496	6,604	6,096
Total operating expenses	9,627	15,899	21,293	30,246
Operating loss	(9,484)	(2,991)	(13,432)	(5,108)
Interest expense	(675)	(661)	(1,736)	(1,272)
Loss on revaluation of warrants and conversion options	(48,298)	(772)	(53,667)	(621)
Other non-operating income (expense), net	5	(1,638)	(341)	(1,894)
Loss from operations before income taxes	(58,452)	(6,062)	(69,176)	(8,895)
Income tax expense	(19)	(31)	(19)	(42)
Net loss	(58,471)	(6,093)	(69,195)	(8,937)
Net loss (income) attributable to noncontrolling interests	393	(245)	501	(374)
Net loss attributable to XpresSpa Group, Inc.	$(58,078)	$(6,338)	$(68,694)	$(9,311)

Net loss	$(58,471)	$(6,093)	$(69,195)	$(8,937)
Other comprehensive gain / (loss) from operations	15	(170)	15	(191)
Comprehensive loss	$(58,456)	$(6,263)	$(69,180)	$(9,128)

Loss per share*
Basic and diluted net loss per share	$(1.51)	$(9.65)	$(3.09)	$(14.61)
Weighted-average number of shares outstanding during the year*
Basic	38,873,131	656,706	22,569,032	637,143
Diluted	38,781,442	656,706	22,569,032	637,143

*    Adjusted to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

									Accumulated	Total
	Series E		Series F				Additional		other	Company	Non-
	Preferred stock		Preferred stock		Common stock		paid-	Accumulated	comprehensive	equity	controlling	Total
	Shares	Amount	Shares	Amount	Shares *	Amount *	in capital *	deficit	income (loss)	(deficit)	interests	equity (deficit)
December 31, 2019	977,865	$10	8,996	$—	5,157,390	$52	$302,118	$(308,136)	$(283.00)	$(6,239)	$3,703	$(2,536)
Issuances of Common Stock for payment of interest on B3D Note	—	—	—	—	236,077	2	418	-	-	420	-	420
Issuance of Series E Preferred Stock for payment of interest on Calm Note	10,123	—	—	—	-	-	63	-	-	63	-	63
Conversion of Series F Preferred Stock into Common Stock	—	—	(7,465)	—	930,326	9	(9)	-	-	0	-	0
Direct offerings of Common Stock and pre-funded warrants, net of costs	—	—	—	—	8,210,239	82	4,176	-	-	4,258	-	4,258
Exercise of May 2018 Class A Warrants into Common Stock	—	—	—	—	2,578,455	26	3,096	-	-	3,122	-	3,122
Conversion of B3D Note to Common Stock	—	—	—	—	1,430,647	14	1,321	-	-	1,335	-	1,335
Issuance of Common Stock for services	—	—	—	—	58,333	1	134	-	-	135	-	135
Stock-based compensation	—	—	—	—	-	-	72	-	-	72	-	72
Net loss for the period	—	—	—	—	-	-	-	(10,617)	-	(10,617)	(108)	(10,725)
Foreign currency translation	—	—	—	—	-	-	-	-	-	-	-	-
Contributions from noncontrolling interests	—	—	—	—	-	-	-	-	-	-	117	117
March 31, 2020	987,988	$10	1,531	$—	18,601,467	$186	$311,389	$(318,753)	$(283)	$(7,451)	$3,712	$(3,739)
Issuance of Common Stock for payment of interest on B3D Note	—	—	—	—	88,508	1	41	-	-	42	-	42
Conversion of Series E Preferred Stock into Common Stock	(987,988)	(10)	—	—	510,460	5	5	-	-	-	-	-
Conversion of Series F Preferred Stock into Common Stock	—	—	(1,531)	—	291,619	3	(3)	-	-	-	-	-
Exercise of May 2018 Class A Warrants into Common Stock	—	—	—	—	2,382,835	24	5,891	-	-	5,915	-	5,915
Exercise of Calm Warrants into Common Stock	—	—	—	—	1,622,149	16	4,092	-	-	4,108	-	4,108
Exercise of March 2020 pre-funded warrants into Common Stock	—	—	—	—	201,667	2	4	-	-	6	-	6
March Warrant Exchange for Common Stock - Class A Warrant	—	—	—	—	2,385,528	24	6,410	-	-	6,434	-	6,434
March Warrant Exchange for Common Stock - Class D Warrant	—	—	—	—	527,669	5	(5)	-	-	-	-	-
June Warrant Exchange for Common Stock - Calm Warrant	—	—	—	—	2,062,126	21	11,734	-	-	11,755	-	11,755
Conversion of B3D Note to Common Stock	—	—	—	—	10,789,591	108	14,197	-	-	14,305	-	14,305
Conversion of Calm Note to Common Stock	—	—	—	—	4,761,906	48	10,551	-	-	10,599	-	10,599
Direct offerings of Common Stock and pre-funded warrants, net of costs	—	—	—	—	12,235,911	122	38,275	-	-	38,397	-	38,397
Stock-based compensation	—	—	—	—	-	-	424	-	-	424	-	424
Issuance of restricted stock	—	—	—	—	12,500	-	-	-	-	-	-	-
Fractional shares retired in reverse stock split	—	—	—	—	(23)	-	-	-	-	-	-	-
Foreign currency translation	—	—	—	—	-	-	-	-	15	15	-	15
Net loss for the period	—	—	—	—	-	-	-	(58,078)	-	(58,078)	(393)	(58,471)
Distributions to noncontrolling interests	—	—	—	—	-	-	-	-	-	-	(129)	(129)
June 30, 2020	—	$—	—	$—	56,473,913	$565	$403,005	$(376,831)	$(268)	$26,471	$3,190	$29,661

*    Adjusted to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share and per share data)

									Accumulated
	Series D		Series E				Additional		other	Total	Non-
	Preferred stock		Preferred stock		Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	Shares *	Amount *	in capital *	deficit	loss	equity	interests	equity
December 31, 2018	425,750	$4	967,742	$10	587,267	$6	$296,250	$(286,913)	$(251)	$9,106	$4,029	$13,135
Issuance of Common Stock for repayment of debt and interest	—	—	—	—	59,846	1	816	—	-	817	-	817
Stock-based compensation	—	—	—	—	—	—	104	—	-	104	-	104
Net income (loss) for the period	—	—	—	—	—	—	—	(2,973)	-	(2,973)	129	(2,844)
Foreign currency translation	—	—	—	—	—	—	—	—	(21)	(21)	-	(21)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	-	-	(166)	(166)
March 31, 2019	425,750	$4	967,742	$10	647,113	$7	$297,170	$(289,886)	$(272)	$7,033	$3,992	$11,025
Conversion of senior notes and warrants into common shares	—	—	—	—	126,235	1	3,493	-	-	3,494		3,494
Stock-based compensation	—	—	—	—	-	-	127	-	-	127	-	127
Net income (loss) for the period	—	—	—	—	-	-	-	(6,338)	-	(6,338)	245	(6,093)
Foreign currency translation	—	—	—	—	-	-	-	-	(170)	(170)	-	(170)
Contributions from noncontrolling interests	—	—	—	—	-	-	-	-	-	-	16	16
Distributions to noncontrolling interests	—	—	—	—	-	-	-	-	-	-	(174)	(174)
June 30, 2019	425,750	$4	967,742	$10	773,348	$8	$300,790	$(296,224)	$(442)	$4,146	$4,079	$8,225

*    Adjusted to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(69,195)	$(8,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Items included in net loss not affecting operating cash flows:
Revaluation of warrants and conversion options	53,667	(69)
Depreciation and amortization	2,451	3,228
Impairment/disposal of assets	4,092	830
Impairment of cost method investment	—	1,141
Accretion of debt discount on notes	1,008	817
Amortization of operating lease right of use asset	1,074	683
Issuance of shares of Common Stock for payment of interest	462	—
Issuance of shares of Series E Preferred Stock for payment of interest	63
Loss on the extinguishment of debt	181	—
Debt conversion expense	—	1,547
Issuance of shares of Common Stock for services	135	—
Issuance of warrants	—	689
Amortization of debt issuance costs	137	54
Stock-based compensation	496	231
Changes in assets and liabilities:
Decrease (increase) in inventory	49	(110)
Increase in other current assets and other assets	272	701
Decrease in lease libilities	(1,305)	(683)
Decrease in other liabilities	—	(190)
(Decrease) increase in accounts payable, accrued expenses and other	(5,306)	312
Net cash (used in) provided by operating activities	(11,719)	244
Cash flows from investing activities
Acquisition of property and equipment	(1,345)	(802)
Net cash used in investing activities	(1,345)	(802)
Cash flows from financing activities
Proceeds from direct offerings of Common Stock and warrants	42,661	—
Proceeds from borrowings under Paycheck Protection Program	5,653	—
Proceeds from additional borrowing from B3D	500	—
Proceeds from funding advance	910	—
Repayment of funding advance	(819)
Payments on convertible notes	—	(129)
Contributions from noncontrolling interests	117	16
Distributions to noncontrolling interests	(129)	(340)
Net cash provided by financing activities	48,893	(453)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	(191)
Increase (decrease) in cash, cash equivalents and restricted cash	35,831	(1,202)
Cash, cash equivalents, and restricted cash at beginning of the period	2,635	3,890
Cash, cash equivalents, and restricted cash at end of the period	$38,466	$2,688
Cash paid during the period for
Interest	$183	$498
Income taxes	$8	$32
Non-cash investing and financing transactions
Conversions of B3D Note into Common Stock	$15,640	$—
Conversions of Calm Note into Common Stock	$10,599	$—
Conversion and exchange of Calm Warrant into Common Stock	$15,863	$—
Conversions and exchanges of May 2018 Class A Warrants	$15,471	$—
Conversion of Series E Preferred Stock into Common Stock	$10	$—
Conversion of Series F Preferred Stock into Common Stock	$12	$—
Conversion of convertible notes and interest into Common Stock	$—	$2,728

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

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

Basis of Presentation and Principals of Consolidation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The unaudited interim condensed consolidated financial statements for all 2019 periods presented have been derived from the audited financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three and six-month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On June 11, 2020, the Company effected a 1-for-3 reverse stock split, whereby every three shares of its Common Stock was reduced to one share of its Common Stock and the price per share of its Common Stock was multiplied by 3. All references to shares and per share amounts have been adjusted to reflect the reverse stock split.

Recent Developments

Newly launched XpresCheck™ brand

On May 22, 2020, the Company announced the signing of a contract with JFK International Air Terminal LLC (“JFKIAT”) to pilot test our concept of providing diagnostic COVID-19 tests located in Terminal 4.  To facilitate the JFK pilot test, the Company signed an agreement with JFKIAT for a new modular constructed testing facility within the terminal that will host nine separate testing rooms with a capacity to administer over 500 tests per day. The pilot test at JFK launched on June 22, 2020.

On August 13, 2020, the Company announced that it had signed a contract with the Port Authority of New York and New Jersey to provide diagnostic COVID-19 testing at Newark Liberty International Airport through its XpresCheck brand.

The company is currently building a modular constructed testing facility within Terminal B that will host 6 separate testing rooms with a capacity to administer over 350 tests per day.

Through its XpresCheck facilities, the Company will be offering its testing services to airline employees, contractors and workers, concessionaires and their employees, TSA officers, and U.S. Customs and Border Protection agents, and over time, will expand to the traveling public as well. The Company entered into a one year management services agreement with a professional medical service entity that provides health care services to patients  whereby XpresTest shall provide office space, equipment, supplies, non-licensed staff, and management services to be used for the purpose of COVID-19 testing in return for fees negotiated at arms length and at a fair value.

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

As a result, management has concluded that there was a long-lived and definite-lived asset impairment triggering event during the six months ended June 30, 2020 which would require management to perform an impairment evaluation of its property and equipment, intangible assets and operating lease right of use assets of approximately $21,088 (before any impairment adjustments) as of June 30, 2020.

We completed an assessment of our property and equipment and operating lease right of use assets for impairment as of June 30, 2020. Based upon the results of the impairment test, we recorded an impairment expense related to property and equipment and operating lease right of use assets of approximately $1,821 and $2,238, respectively, during the three months ended June 30, 2020, which is included in Impairment/disposal of assets in the Company’s condensed consolidated statements of operations and comprehensive loss. The expense was primarily related to the impairment of leasehold improvements made to certain spa locations and operating lease right of use assets where management determined that the locations discounted future cash flow was not sufficient to support the carrying value of these assets over the remaining lease term. The property and equipment and right of use asset net balances decreased approximately 23% and 28%, respectively as a result of recording the impairment charges. Property and equipment, net decreased approximately $1,803 as a result of impairment of $1,821, depreciation expense of $1,312, offset by purchases during the six month period ended June 30, 2020 of $1,345. The impairment expense represents the excess of the carrying value of these assets over the estimated future discounted cash flows. Management calculated the future cash flow of each location using a present value income approach. The sum of expected cash flow for the remainder of the lease term for each location was present valued at a discount rate of 9.0%, which represents the current borrowing rate of our B3D Note. We believe that this rate incorporates the time value of money and an appropriate risk premium.

We completed an assessment of our intangible assets for impairment as of June 30, 2020. The Company reassessed its projections and based on management’s expectation of resuming normal operations, no impairment was indicated at this time.

The full extent to which COVID-19 will impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact.   Management will continue to evaluate and assess its projections.

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

Airport Rent Concessions

The Company has received rent concessions from landlords on a majority of its leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. Currently, the period of relief from these payments range from three- to ten-months and began in March 2020.  The Company received minimum guaranteed payment concession of approximately $693 in the three months ended June 30, 2020 and $768 in the six months ended June 30, 2020. We expect to realize additional rent concessions while our spas remain closed.

Liquidity and Financial Condition

As of June 30, 2020, the Company had cash and cash equivalents, excluding restricted cash, of $37,765, total current assets of $39,019, total current liabilities of $19,595, and positive working capital of $19,424 compared to a working capital deficiency of $12,287 as of December 31, 2019.

During the three months ended June 30, 2020, to address the Company’s historical working capital deficiencies, and its outstanding long-term debt, the Company raised $38,397 in a series of registered direct equity offerings, net of approximately $4,653 in broker commissions, legal fees and other related offering expenses.  The Company settled its long-term debt owed as of March 31, 2020 by converting $5,664 of the B3D Note to Common Stock and by converting the $2,500 Calm Note to Common Stock.   The Company also paid in full the short-term $910 advance funding owed to Credit Cash, recognizing a gain of approximately $91.   Finally, on May 1, 2020, the Company entered into a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) promissory note in the principal amount of $5,653.   See Note 7. Debt.

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

Note 2. Significant Accounting and Reporting Policies

(a) Revenue Recognition Policy

The Company recognizes revenue from the sale of XpresSpa products and services when the services are rendered at XpresSpa stores and from the sale of products at the time products are purchased at our stores or online usually by credit card,  net of discounts and applicable sales taxes. Accordingly, the Company  recognizes revenue for our single performance obligation related to both in-store and online sales at the point at which the service has been performed or the control of the merchandise has passed to the customer. Revenues from the XpresSpa retail and e-commerce businesses are recorded at the time goods are shipped.

In June 2020, the Company entered into a management services agreement with a professional medical services company that provides health care services to patients in connection with the launch of its new XpresCheck brand. The XpresCheck  business will provide diagnostic COVID-19 tests, at Company locations in airports, to airport employees and will expand to the traveling public as well. The medical services company will pay XpresCheck a monthly fee to operate in the XpresCheck facility and the fee and related costs will be recorded monthly as earned and incurred, respectively over the term of the agreement.

The Company has a franchise agreement with an unaffiliated franchisee to operate an XpresSpa location. The Company has identified the franchise right as a distinct performance obligation that transfers over time, and therefore any portion of the non-recurring initial franchise fee that is allocated to the franchise right should be recognized over the course of the contract rather than all upfront as would be the case with distinct performance obligations. Under the Company’s franchising model, all initial franchising fees relate to the franchise right are recognized over the course of the contract which commences upon signing of the agreement. Upon receipt of the non-recurring, non-refundable initial franchise fee, management records a deferred revenue asset and recognizes revenue on a straight-line basis over the contract term.

The Company has also entered into a collaborative agreement with a customer whereby it  sells certain of its customer’s products in the Company’s retail spas. The Company acts as an agent for revenue recognition purposes and therefore records revenue net of the revenue share payable to the customer.

The Company excludes  all sales taxes assessed to our customers from revenue. Sales taxes assessed on revenues are included in accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheets until remitted to state agencies.

(b)  Recently issued accounting pronouncements

Accounting Standards Update No. 2020-06— Debt--Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity's Own Equity (Subtopic 815-40)

Issued in August 2020, this update is intended to reduce the unnecessary complexity of the current guidance thus resulting in more accurate  accounting  for convertible instruments and consistent treatment from one entity to the next. Under current GAAP, there are five accounting models for convertible debt instruments. Except for the traditional convertible debt model that recognizes a convertible debt instrument as a single debt instrument, the other four models, with their different measurement guidance, require that a convertible debt instrument be separated (using different separation approaches) into a debt component and an equity or a derivative component. Convertible preferred stock also is required to be assessed under similar models. The Financial Accounting Standard  Board (“FASB”) decided to simplify the accounting for convertible instruments by removing certain separation models currently included in other accounting guidance that were being applied to current accounting for convertible instruments. Under the amendments in this update, an embedded conversion feature no longer needs to be separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives.  Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. The  Board also decided to add additional disclosure requirements in an attempt to improve the usefulness and relevance of the information being provided.

The new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company does not believe the adoption of this standard will have a material impact on its condensed consolidated financial statements.

Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.

Issued in January 2020, the amendments in this update affect all entities that apply the guidance in Topics 321, 323, and 815 and (1) elect to apply the measurement alternative or (2) enter into a forward contract or purchase an as option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting. The Company applies the guidance included in Topic 815 to its derivative liabilities but does not intend on applying the new measurement alternative included in the update. The new standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not believe the adoption of this standard will have a material impact on its condensed consolidated financial statements.

Accounting Standards Update No. 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.

Issued in December 2019, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to guidance in Topic 740. The specific areas of potential simplification were submitted by stakeholders as part of the FASB’s simplification initiative. The Company does not believe the adoption of this standard will have a material impact on its condensed consolidated financial statements.

(c) Recently adopted accounting pronouncements

Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”)

On January 1, 2020 the Company adopted ASU No. 2016-13 using a modified-retrospective approach. This standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. Adoption of this standard did not result in an adjustment to opening accumulated deficit and did not have a material impact on the Company's condensed consolidated financial statements.

Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”)

On January 1, 2020, the Company adopted ASU No. 2018-13. This amendment provides updates to the disclosure requirements on fair value measures in Topic 820, which includes the changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements, the option of additional quantitative information surrounding unobservable inputs and the elimination of disclosures around the valuation processes for Level 3 measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty have been applied prospectively beginning in the quarter ended March 31, 2020. All other amendments have been applied retrospectively to all periods presented. Adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

(d) Presentation

Certain balances in the 2019 financial statements have been reclassified to conform to the presentation in the 2020 financial statements, primarily the classification and presentation of certain items in the operating activities section of the statement of cash flows and the loss from operations before income taxes section of the statement of operations and comprehensive loss. Such reclassifications did not have a material impact on the condensed consolidated financial statements.

Note 3. Potentially Dilutive Securities

The table below presents the computation of basic and diluted net loss per share of Common Stock:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Basic and diluted numerator:
Net loss attributable to XpresSpa Group, Inc.	$(58,078)	$(6,338)	$(68,694)	$(9,311)
Less: deemed dividend on warrants and preferred stock	(637)	—	(945)	—
Net loss attributable to common shareholders	$(58,715)	$(6,338)	$(69,639)	$(9,311)
Basic and diluted denominator:
Basic and diluted weighted average shares outstanding	38,873,131	656,706	22,569,032	637,143
Basic and diluted net loss per share	$(1.51)	$(9.65)	$(3.09)	$(14.61)

Net loss per share data presented above excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options to purchase an equal number of shares of Common Stock	669,801	49,167	669,801	49,167
Unvested RSUs to issue an equal number of shares of Common Stock	20,000	18,417	20,000	18,417
Warrants to purchase an equal number of shares of Common Stock	8,482,380	234,557	8,482,380	234,557
Preferred stock on an as converted basis	—	2,121,443	—	2,121,443
Convertible notes on an as converted basis	1,714,286	72,500	1,714,286	72,500
Total number of potentially dilutive securities excluded from the calculation of loss per share attributable to common shareholders	10,886,467	2,496,084	10,886,467	2,496,084

Note 4. Cash, Cash Equivalents, and Restricted Cash

A reconciliation of the Company’s cash and cash equivalents in the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows as of June 30, 2020 is as follows:

	June 30, 2020	December 31, 2019
Cash denominated in United States dollars	$36,809	$890
Cash denominated in currency other than United States dollars	956	1,048
Restricted cash	701	451
Credit and debit card receivables	-	246
Total cash and cash equivalents	$38,466	$2,635

Note 5. Intangible Assets

The following table provides information regarding the Company’s intangible assets subject to amortization, which consist of the following:

	June 30, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$13,309	$(7,815)	$5,494	$13,309	$(6,709)	$6,600
Software	312	(162)	150	312	(129)	183
Total intangible assets	$13,621	$(7,977)	$5,644	$13,621	$(6,838)	$6,783

The Company’s trade name relates to the value of the XpresSpa trade name, and software relates to certain capitalized third-party costs related to a new point-of-sale system.

The Company's intangible assets are amortized over their expected useful lives. During the three months ended June 30, 2020 and 2019, the Company recorded amortization expense of $569 and $576, respectively and $1,139 and $1,144 for the six months ended June 30, 2020 and 2019, respectively.

Based on the intangible assets balance as of June 30, 2020 the estimated amortization expense for the remainder of the calendar year and each of the succeeding calendar years is as follows:

Calendar Years ending December 31,	Amount
Remainder of 2020	$1,145
2021	2,277
2022	2,204
2023	18
Total	$5,644

Note 6. Leases

The Company leases its retail space at various domestic and international airports. Additionally, the Company leases its corporate office in New York City. Certain leases entered into by the Company fall under ASU No. 2016-02, Leases (“ASC 842”). At inception, the Company determines if a lease qualifies under ASC 842. Certain of the Company’s lease arrangements contain fixed payments throughout the term of the lease while others involve a variable component to determine the lease obligation wherein a certain percentage of sales is used to calculate the lease payment.

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

The Company has received rent concessions from landlords on a majority of its leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals.

Currently, the period of relief from these payments range from five- to ten-months and began in March 2020.  The Company received minimum guaranteed payment concession of approximately $693 in the three months ended June 30, 2020 and $768 in the six months ended June 30, 2020.

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

There were two extensions of the terms of two of the Company’s leases for  spa locations and one reduction in the lease term of another which were treated, for accounting purposes, as lease modifications. Accordingly, the Company recalculated the lease liability and right of use asset balance based upon the revised lease terms. The Company also adjusted the incremental borrowing rate on these leases from 11.24% to 9.0%, (the Company’s current incremental borrowing rate) as the change in terms were not contemplated when  the original leases the were entered into. The lease modifications resulted in a net increase in lease liability and right of use asset balances of $309. The Company also entered into a new lease for its XpresCheckTM business which resulted in an increase in lease liability and right of use asset balances of approximately $113.

As a result of the closure of its spas during the six months ended June 30, 2020, management has concluded that there was an impairment triggering event which would require management to assess its operating lease right of use assets for impairment.  The Company completed its assessment as of June 30, 2020. Based upon the results of the impairment test, the Company recorded an impairment expense related to operating lease right of use assets of approximately $2,238.  See Note 1. General for further discussion.

Supplemental cash flow information related to leases for the six months ended June 30, 2020 and 2019 were as follows:

	Six months ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(993)	$(1,506)
Leased assets obtained in exchange for new and modified operating lease liabilities	$422	$10,809
Leased assets surrendered in exchange for termination of operating lease liabilities	$—	$(421)

As of June 30, 2020, operating leases contain the following future minimum commitments:

Calendar Years ending December 31,	Amount
Remainder of 2020	$1,845
2021	3,042
2022	2,292
2023	1,584
2024	875
Thereafter	624
Total future lease payments	10,262
Less: interest expense at incremental borrowing rate	(1,890)
Net present value of lease liabilities	$8,372

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	4.4	years
Weighted average discount rate used to determine present value of operating lease liability:	10.82%

Cash paid for minimum annual rental obligations during the three and six months ended June 30, 2020 was $227 and $993, respectively. Cash paid for minimum annual rental obligations during the three and six months ended June 30, 2019 was $970 and $1,774, respectively.

Variable lease payments calculated monthly as a percentage of product and services revenue, were $8 and $875 for the three months ended June 30, 2020 and 2019, respectively, and $485 and $1,497 for the six months ended June 30, 2020 and 2019, respectively.

Amortization expense of right of use lease assets was $547 and $412 for the three months ended June 30, 2020 and 2019, respectively and $1,074 and $683 for the six months ended June 30, 2020 and 2019, respectively.

Note 7. Debt

Total Debt as of June 30, 2020 and December 31, 2019 is comprised of the following:

	June 30, 2020	December 31, 2019
B3D Note, net of $323 and $2,420 in unamortized debt discount and debt issuance costs as of June 30, 2020 and December 31, 2019, respectively	$577	$4,580
Promissory note, unsecured	5,653	—
Calm Note, net $1,318 in unamortized debt discount and debt issuance costs as of December 31, 2019	—	1,182
Total debt	$6,230	$5,762

B3D 9% Senior Secured Note due May 31, 2021

On July 8, 2019, the Company entered into the fourth amendment to its existing credit agreement (the “Fourth Credit Agreement Amendment”) with B3D. As consideration for modifications agreed upon in the Fourth Credit Agreement Amendment, the principal amount owed to B3D was increased to $7,000.

On January 9, 2020, as compensation for the consent of B3D to the CC Agreement, the Company entered into the Fifth Credit Agreement Amendment with B3D in order to (i) increase the principal amount owed to B3D from $7,000 to $7,150, which additional $150 in principal and any interest accrued thereon will become convertible, at B3D’s option, into shares of the Company’s Common Stock upon receipt of the approval of the Company’s stockholders, which was obtained on May 28, 2020 and (ii) provide for the advance payment of 97,223 shares of Common Stock in satisfaction of the interest payable pursuant to the B3D Note for the months of October, November and December 2020. The Common Stock was issued to B3D on January 14, 2020. The Company capitalized a $150 fee charged by the lender to consent to the CC Agreement.

The total of fees paid to the lender as consideration for entering into the Fourth and Fifth Credit Agreement Amendments of $650 was capitalized and was being amortized over the remaining term of the B3D Note. The Company recorded amortization expense of $69, which is included in Interest expense in the Company’s condensed consolidated statements of operations and comprehensive loss,  related to these capitalized costs in the first quarter of 2020.

On March 6, 2020, XpresSpa Holdings entered into the Sixth Credit Agreement Amendment with B3D in order to, among other provisions, (i) increase the principal amount owed to B3D from $7,150 to $7,900, which additional $750 in principal, comprised of $500 in new funding and $250 in debt issuance costs, and any interest accrued thereon will be convertible, at B3D’s option, into shares of the Company’s Common Stock subject to receipt of the approval of the Company’s stockholders which was obtained on May 28, 2020 and (ii) decrease the conversion rate under the B3D Note from $6.00 per share to $1.68 per share. On March 19, 2020, the conversion rate was further reduced to $0.525 per share after giving effect to certain anti-dilution adjustments.

The Sixth Credit Agreement Amendment was accounted for as an extinguishment of debt in the Company’s condensed consolidated financial statements. In March 2020, the Company extinguished debt of approximately $4,829, net of unamortized debt discount of $1,845 and unamortized debt issuance costs of $476.  In addition, the Company extinguished approximately $2,048 of derivative liability, which represented the estimated fair value of the conversion option based upon provisions included in the Fifth Credit Agreement Amendment. In conjunction with the debt extinguishment on March 6, 2020, the Company determined that the conversion option in the new debt should be bifurcated form the host instrument and engaged a third party to assess the fair value of the conversion option.  As a result, the Company recorded debt of approximately $3,994, net of a debt discount of $3,656 and debt issuance costs of $250, and a derivative liability of $3,656. The Company recognized a loss on the extinguishment of debt of approximately $265 during the three months ended March 31, 2020, which represents the difference between the carrying amount of the debt recorded under the Fourth and Fifth Credit Agreement Amendments and the debt recorded under the Sixth Credit Agreement Amendment and is included in Other non-operating income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

Subsequent to the Sixth Credit Agreement Amendment and during March 2020, B3D elected to convert $1,335 of principal into shares of Common Stock at conversion prices of $1.68 and $0.525.  As a result, approximately $599 of derivative liability was settled and reclassified to equity, the Company wrote off $599 of unamortized debt discount and $43 of unamortized debt issuance costs, and 1,430,647 shares of Common Stock were issued.  During the three months ended June 30, 2020, B3D elected to convert $5,664 of principal into shares of Common Stock at a conversion price of $0.525.  As a result, approximately $10,956 of derivative liability was settled and reclassified to equity, the Company wrote off $2,174 of unamortized debt discount and $142 of unamortized debt issuance costs, and 10,789,591 shares of Common Stock were issued.  The Company engaged an independent third party to assess the fair value of the conversion option in the B3D Note at each conversion date as well as at the end of each reporting period. At June 30, 2020, the fair value of the conversion option that was bifurcated from the B3D Note was estimated to be $6,359 and is included in Derivative liabilities in the condensed consolidated balance sheet.  During the three and six months ended June 30, 2020, the Company recognized a revaluation loss related to the derivative liability of $13,859 and $14,510, respectively, which is included in Loss on revaluation of warrants and conversion options in the condensed consolidated statement of operations and comprehensive loss.

A total of $336 and $821 of accretion expense was recorded in the three and six months ended June 30, 2020, respectively, which is included in Interest expense in the condensed consolidated statements of operations and comprehensive loss and increased the carrying value of the B3D Note. Total amortization expense related to the B3D Note debt issuance costs was $27 and $107 for the three and six months ended June 30, 2020, respectively, which is included in Interest expense in the condensed consolidated statement of operations and comprehensive loss. The balance of the debt issuance costs related to the B3D Note was $20 as of June 30, 2020 and is presented as a reduction of the B3D Note balance in the Company's condensed consolidated balance sheet.

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

Credit Cash Funding Advance

On January 9, 2020, certain wholly-owned subsidiaries (the “CC Borrowers”) of the Company entered into an accounts receivable advance agreement (the “CC Agreement”) with CC Funding, a division of Credit Cash NJ, LLC (the “CC Lender”). Pursuant to the terms of the CC Agreement, the CC Lender agreed to make an advance of funds in the amount of $1,000 for aggregate fees of $160, for a total repayment amount of $1,160. On June 1, 2020, the CC Borrowers entered into a payoff letter (the “Payoff Letter”) with the CC Lender pursuant to which the CC Agreement was terminated. Under the terms of the Payoff Letter, the Company repaid $733 owed under the CC Agreement as of June 1, 2020 and recognized a gain for early payment of the debt of approximately $91, which is included in Other non-operating expense, net on the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2020. The CC Lender released all security interests held on the assets of the CC Borrowers, including the CC Borrowers’ existing and future accounts receivables and other rights to payment on June 1, 2020.

Paycheck Protection Program

On May 1, 2020, the Company entered into a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) promissory note in the principal amount of $5,653 payable to Bank of America, NA (the “Bank of America”) evidencing a PPP loan (the “PPP Loan”). The PPP Loan bears interest at a rate of 1% per annum. No payments will be due on the PPP Loan during a six-month deferral period commencing on May 2, 2020. Commencing one month after the expiration of the deferral period, and continuing on the same day of each month thereafter until the maturity date of the PPP Loan, the Company will be obligated to make monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the PPP Loan by the maturity date. The maturity date is May 2, 2022. The principal amount of the PPP Loan is subject to forgiveness under the PPP upon the Company’s request to the extent that PPP Loan proceeds are used to pay expenses permitted by the PPP. Bank of America may forgive interest accrued on any principal forgiven if the SBA pays the interest. At this time, there can be no assurance that any part of the PPP Loan will be forgiven. The PPP Loan contains customary borrower default provisions and lender remedies, including the right of Bank of America to require immediate repayment in full the outstanding principal balance of the PPP Loan with accrued interest.

Calm 5% Note due May 2022

On July 8, 2019, the Company entered into a securities purchase agreement with Calm.com, Inc. (“Calm”) pursuant to which the Company agreed to sell (i) an aggregate principal amount of $2,500 in an unsecured convertible note (the “Calm Note”), which is convertible into shares of Series E Convertible Preferred Stock at a conversion price of $6.00 per share of Common Stock equivalent (the “Series E Preferred Stock”) and (ii) warrants to purchase 312,500 shares of the Company’s Common Stock at an exercise price of $6.00 per share (the “Calm Warrants”).  On March 6, 2020, the exercise price of the Calm Warrants was reduced to $1.68 per share and on March 19, 2020 further reduced to $.0525 per share, after giving effect to certain anti-dilution adjustments. The Calm Note is an unsecured subordinated obligation of the Company. The Calm Note matures on May 31, 2022, and bears interest at a rate of 5% per annum, subject to increase in the event of default. Interest on the Calm Note is payable in arrears and may be paid in cash, shares of Series E Preferred Stock or a combination thereof. The Company recorded derivative liabilities for the conversion feature and the Calm Warrants related to the issuance of the Calm Note on July 8, 2019, resulting in a debt discount of $1,369.  During the three and six months ended June 30, 2020, the Company recorded accretion expense of $70 and $187, which is included in Interest expense in the Company’s condensed consolidated statements of operations and comprehensive loss.  In addition, the Company capitalized $220 of debt issuance costs related to the issuance of the Calm Note in 2019.  During the three and six months ended June 30, 2020, the Company recorded amortization expense of $11 and $30, which is included in Interest expense in the Company’s condensed consolidated statements of operations and comprehensive loss.

On April 17, 2020, the Company and Calm amended and restated the Calm Note in order to provide, among other items, that Calm shall not have the right to convert the shares of Series E Preferred Stock issued in connection with the Calm Note into shares of Common Stock to the extent that such conversion would cause Calm to beneficially own in excess of the Beneficial Ownership Limitation, initially defined as 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series E Preferred Stock.  On April 22, 2020, the Company further amended and restated the Calm Note, which had been transferred from Calm to B3D in a private transaction, in order to (i) reflect the transfer of the Calm Note to B3D and (ii) provide for the conversion of the Calm Note directly into Common Stock instead of into shares of the Company’s Series E Convertible Preferred Stock. Aside from the changes outlined above, the original terms of the Calm Note, including the underlying conversion price and the number of shares of Common Stock that may ultimately be issued in connection with the Calm Note, remain in effect and have not been changed.

During the three months ended June 30, 2020, the holder of the Calm Note elected to convert all $2,500 of principal into shares of Common Stock at a conversion price of $0.525.  As a result, approximately $9,200 of derivative liability was settled and reclassified to equity, the Company wrote off $947 of unamortized debt discount and $154 of unamortized debt issuance costs, and 4,761,906 shares of Common Stock were issued.  The Company engaged an independent third party to assess the fair value of the conversion option in the Calm Note at each conversion date as well as at the end of each reporting period, resulting in a revaluation loss related to the derivative liability of $8,650 and $8,984 during the three and six months ended June 30, 2020, respectively, which is included in Loss on revaluation of warrants and conversion options in the condensed consolidated statement of operations and comprehensive loss.

Loss on revaluation of warrants and conversion options

The Company engaged third-party valuation experts to provide the fair value of certain components of the debt, equity and derivative securities transactions as of each of the conversion, exercise and exchange dates during the six months ended June 30, 2020.  Loss on revaluation of warrants and conversion options is comprised of adjustments to the fair value of the derivative conversion option of the debt instruments and the fair value of the warrants, including $13,859, $8,650, $15,739 and $10,050 during the three months ended June 30, 2020 and $14,511, $8,984, $15,480 and $14,692 during the six months ended June 30, 2020 related to the B3D Note, the Calm Note, the Calm Warrants and the Class A Warrants, respectively.

May 2018 Convertible Notes

The Company recorded $817 and $54 in accretion of debt discount and amortization of debt issuance costs during the six months ended June 30, 2019, respectively, related to its May 2018 convertible notes which were settled in June 2019.

Note 8. Stockholders' Equity

See Note 7. Debt and Note 9. Derivative Liabilities and Fair Value Measurements for discussion of financing transactions that occurred during the six months ended June 30, 2020.

Warrants

The following table represents the activity related to the Company’s warrants during the six months ended  June 30, 2020.

		Exercise
	No. of Warrants*	price range*
December 31, 2019	1,129,371	$6.00 – 300.00
Granted	22,472,469	$0.03 – 6.56625
Exercised	(11,793,448)	$0.03 – 0.525
Exchanged	(3,317,054)	$0.525
Expired	(8,958)	$180.00
June 30, 2020	8,482,380	$0.525 – 300.00

*Adjusted to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

Warrant Exchanges

On March 19, 2020, the Company entered into separate Warrant Exchange Agreements (the “March Exchange Agreements”) with the holders of certain existing warrants (the “March Exchanged Warrants”) to exchange warrants for shares of the Company’s Common Stock, subject to receipt of the approval of the Company’s stockholders, which was obtained on May 28, 2020. The March Exchanged Warrants were originally issued (i) pursuant to a securities purchase agreement dated May 15, 2018, and (ii) in connection with the Agreement and Plan of Merger by and among the Company, FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC dated October 25, 2016, as subsequently amended.  The holders of March Exchanged Warrants exchanged each of the March Exchanged Warrants for 1.5  shares of the Company’s Common Stock. During the three months ended June 30, 2020, pursuant to the March Exchange Agreements, the holders exchanged 1,942,131 of the March Exchanged Warrants for an aggregate of 2,913,197 shares of the Company’s Common Stock, which had an aggregate fair value of $6,434. On June 4, 2020, the Company entered into a Warrant Exchange Agreement (the “June Exchange Agreement”) with the holder of certain existing warrants (the “June Exchanged Warrants”) to exchange the June Exchanged Warrants for shares of Common Stock. Pursuant to the June Exchange Agreement, on the closing date the holder exchanged 1,374,750 of the June Exchanged Warrants for an aggregate of 2,062,126 shares of  Common Stock which had an aggregate fair value of $11,755.

Registered Direct Common Stock Offerings

The Company sold a total of 6,511,280 shares of Common Stock and 1,900,625 of pre-funded warrants and received total proceeds of $4,209, net of financial advisory and consulting fees of $626, in connection with three registered direct offerings in March 2020.  During the six months ended June 30, 2020, 1,900,625 pre-funded warrants were exercised for total proceeds of approximately $57. On April 6, 2020, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which it issued and sold, in a registered direct offering (i) 4,139,393 shares of Common Stock at an offering price of $0.66 per share and (ii) an aggregate of 481,818 pre-funded warrants exercisable for shares of Common Stock at an offering price of $0.63 per pre-funded warrant. The Company received proceeds of approximately $2,806, net of approximately $244 in financial advisory consultant fees.  Each pre-funded warrant represented the right to purchase one share of Common Stock at an exercise price of $0.03 per share and was exercised in April 2020. The Company received net proceeds of $14 from the sale of the pre-funded warrants.

On June 17, 2020, the Company entered into a securities purchase agreement pursuant to which the Company agreed to issue and sell 7,614,700 shares of the Company’s Common Stock at an offering price of $5.253 per share (the “Registered Offering”).  In a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offerings”), the Company agreed to issue to the purchasers who participated in the Registered Offering warrants (the

“Warrants”) exercisable for an aggregate of 7,614,700 shares of Common Stock at an exercise price of $5.25 per share. Each Warrant will be immediately exercisable and will expire 21 months from the issuance date. The Warrants and the shares of Common Stock issuable upon the exercise of the Warrants are now registered under the Securities Act of 1933, as amended (the “Securities Act”), were not offered pursuant to a registration statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.  The Offerings closed on June 19, 2020 with the Company receiving gross proceeds of approximately $40,000 before deducting placement agent fees and related offering expenses of approximately $4,409.

In connection with the Registered Offering, warrants to purchase 133,258 shares of our Common Stock were issued to Palladium Capital Advisors, LLC (“Palladium”) (the “Palladium Warrants”) at an exercise price equal to $5.25 per share and warrants to purchase 609,176 shares of our Common Stock were issued to H.C. Wainwright & Co., LLC  (the “H.C.W. Warrants”) at an exercise price equal to $6.56625 per share pursuant to the respective placement agent agreements.

On June 30, 2020, the Company had outstanding 124,423 of the December 2016 Warrants at an exercise price of $0.525.

Series E Convertible Preferred Stock

On March 31, 2020, the Company had outstanding 987,988 shares of Series E Preferred Stock. All outstanding shares  were converted into 510,460 shares of Common Stock in the second quarter of 2020.

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

On March 31, 2020, the Company had outstanding 1,531 shares of Series F Convertible Preferred Stock.  These shares were converted into 291,619 shares of Common Stock in the second quarter of 2020.

Stock-based Compensation

The Company has a stock-based compensation plan available to grant stock options and RSUs to the Company’s directors, employees and consultants. Under the 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (the “Plan”), a maximum of 840,000 shares of Common Stock may be awarded.

Awards granted under the Plan remain in effect pursuant to their terms. Generally, stock options are granted with exercise prices equal to the fair market value on the date of grant, vest in four equal quarterly installments, and expire 10 years from the date of grant. RSUs granted generally vest over a period of one year.

In February 2019, the Company granted a total of 10,833 stock options to members of its Board of Directors and 25,000 stock options to the Company’s newly elected Chief Executive Officer at an exercise price of $12.60 per share. The Board of Directors options vest over a period of one year and the Chief Executive Officer’s options vest over a period of four years.  The Company also granted 12,500 restricted shares of Common Stock to its newly elected Chief Executive Officer. The restricted shares vested in full on February 10, 2020.

In January 2020, the Company issued 20,000 restricted stock units (the “RSU’s) to two consulants.   The RSU’s vest upon satisfaction of certain performance targets.   As of June 30, 2020, all of the RSU’s have vested.

In April 2020, the Company granted a total of 625,009 stock options to members of its Board of Directors and certain employees.   The options were 25% immediately vested and 25% vest on last day of each of the subsequent calendar quarters.   The exercise price is $1.53 per share.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past.

The following variables were used as inputs in the model:

Share price of the Company’s Common Stock on the grant date:	$1.53
Exercise price:	$1.53
Expected volatility:	123%
Expected dividend yield:	0%
Annual average risk-free rate:	0.37%
Expected term:	5.38	years

Total stock-based compensation for the three month periods ended June 30, 2020 and 2019 is $424 and $127, respectively, and for the six month periods ended June 30, 2020 and 2019 is $496 and $231, respectively.

	RSUs		Stock options
		Weighted		Weighted
		average		average	Exercise
	No. of	grant date	No. of	exercise	price
	RSUs*	fair value*	options*	price*	range*
Outstanding as of December 31, 2019	—	$—	45,964	$299.40	$66.00 – 2,460.00
Granted	20,000	$2.79	625,009	$1.53	$1.53
Exercised	—	$—	—	$—	$—
Forfeited/Expired	—	$—	(1,172)	$496.92	$93.00 - 2,460.00
Outstanding as of June 30, 2020	20,000	$2.79	669,801	$5.43	$1.53 - 2,460.00
Exercisable as of June 30, 2020	—	$—	338,546	$8.64	$1.53 - 2,460.00

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

Note 9. Derivative Liabilities and Fair Value Measurements

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

The Company’s financial instruments as of June 30, 2020 and December 31, 2019 consisted of cash and cash equivalents, trade receivables, accounts payable, accrued expenses and other current liabilities. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term nature of these instruments.

Derivative Liabilities

The following table presents the placement in the fair value hierarchy of the Company’s derivative liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
As of June 30, 2020:	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)

B3D Conversion Option	$6,359	$—	$—	$6,359
Total	$6,359	$—	$—	$6,359
As of December 31, 2019:

May 2018 Class A Warrants	$778	$—	$—	$778
Calm Warrants	382	—	—	382
Calm Conversion Option	216	—	—	216
B3D Conversion Option	1,761	—	—	1,761
Total	$3,137	$—	$—	$3,137

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

These derivative liabilities were initially measured at fair value and are marked to market at each balance sheet date. The revaluation adjustment of the derivative liabilities is included in “Loss on revaluation of warrants and conversion options” in the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the changes in the Company’s derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2020:

December 31, 2019	$3,137
Increase due to B3D Note Fifth Credit Agreement Amendment	36
Decrease due to the extinguishment of B3D Note	(2,048)
Increase due to B3D Note Sixth Credit Agreement Amendment	3,656
Revaluation of derivative conversion options and warrants	53,667
Conversions of B3D Note to Common Stock	(11,555)
Conversions of Calm Note to Common Stock	(9,200)
Exercise of Series A Warrants	(9,037)
Exercise of Calm Warrants	(4,108)
Warrant Exchange - Series A	(6,434)
Warrant Exchange - Calm Warrants	(11,755)
June 30, 2020	$6,359

May 2018 Warrants

During the three months ended March 31, 2020, holders of the May 2018 Warrants exercised, on a cashless basis, 4,173,948 warrants for 2,578,455 shares of common stock. As a result, of the exercise, the Company reclassified the derivative liability of $3,122 to equity.

During the three month period ended June 30, 2020, the holders of the May 2018 Warrants exchanged 1,590,525 warrants for 2,385,528 shares of common stock.  In addition, during the three months ended June 30, 2020, holders of the May 2018 Warrants exercised, on a cashless basis, 2,983,164 warrants for 2,382,835 shares of common stock.  As a result of the exercises and exchange the Company reclassified the derivative liability of $12,349 to equity.

During the three and six month periods ended June 30, 2020, the Company recorded a revaluation expense of $10,050 and $14,692, respectively, related to the revaluation of the May 2018 Warrants at each exercise date and reporting date.

Valuation Processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities falls within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

June 30, 2020:

Description	Valuation technique	Unobservable inputs	Range
B3D Conversion option	Monte Carlo Method	Volatility	138.10%
		Risk-free interest rate	0.14%
		Expected term, in years	0.92
		Dividend yield	0.00%

December 31, 2019:

Description	Valuation technique	Unobservable inputs	Range
May 2018 Class A Warrants	Monte Carlo Model	Volatility	65.20%
		Risk-free interest rate	1.67%
		Expected term, in years	3.38
		Dividend yield	0.00%

Calm Warrants	Monte Carlo Model	Volatility	66.90%
		Risk-free interest rate	1.62%
		Expected term, in years	4.52
		Dividend yield	0.00%

Calm Conversion option	Monte Carlo Model	Volatility	66.90%
		Risk-free interest rate	1.75%
		Expected term, in years	2.41
		Dividend yield	0.00%

B3D Conversion option	Monte Carlo Model	Volatility	65.70%
		Risk-free interest rate	1.62%
		Expected term, in years	1.42
		Dividend yield	0.00%

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

Note 10. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision for the six-month period ended June 30, 2020 reflects a de minimus estimated global annual effective tax rate.

As of June 30, 2020, deferred tax assets generated from the Company’s activities in the United States were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. Net operating losses generated for tax years beginning after December 31, 2017 do not expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit.

The Company had de minimus income tax expense for the six-month period ended June 30, 2020.  This was attributable primarily to operating results in conjunction with a full valuation allowance. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates. The Company does not expect to record any additional material provisions for unrecognized tax benefits in the next year.

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has recorded accruals of $1,286 and $1,800 as of June 30, 2020 and December 31, 2019, respectively, which is included in “Accounts payable, accrued expenses and other current liabilities” in the condensed consolidated balance sheets.

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

In April 2015, Cordial filed a complaint with the United States Federal Aviation Administration (“FAA”), which oversees the City of Atlanta with regard to airport ACDBE programs, and, in December 2015, the FAA instructed that the City of Atlanta review XpresSpa’s request to substitute new partners in lieu of Cordial and Cordial’s claims of retaliation. In response to the FAA instruction, pursuant to a corrective action plan approved by the FAA, the City of Atlanta held a hearing in February 2016 and ruled in favor of XpresSpa on such substitution and claims of retaliation. Cordial submitted a further complaint to the FAA claiming that the City of Atlanta was biased against Cordial and that the City of Atlanta’s decision was wrong. In August 2016, the parties met with the FAA. On October 4, 2016, the FAA sent a letter to the City of Atlanta directing that the City of Atlanta retract previous findings on Cordial’s allegations and engage an independent third party to investigate issues previously decided by Atlanta. The FAA also directed that the City of Atlanta determine monies potentially due to Cordial.

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

On August 21, 2019, the Court issued an Order denying the parties' motion for preliminary approval of the revised settlement, as the Court still had concerns about several of the settlement terms. At the December 6, 2019 status conference with the Court, the Court reiterated its denial of preliminary approval of the proposed settlement agreement. The Court instructed a notice of pendency to be disseminated to putative collective members.  Notice was sent out in early February 2020 and approximately 415 individuals have joined the case.  On June 6, 2020 the Company participated in a status conference with the Court, and the parties discussed the possibility of entering into a new settlement agreement that addresses the Court’s concerns. On or about August 5, 2020, the parties entered into settlement agreements and are seeking a preliminary approval order from the Court.  The Company has recorded an expense that is included in Accounts payable, accrued expenses and other current liabilities. The Company intends to continue to vigorously defend this case until the final judgment and dismissal is obtained.

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

Consistent with the Court’s Order, on November 16, 2018, the plaintiffs filed a second amended complaint, modifying their allegations, and asserting claims pursuant to the Exchange Act and the Securities Act of 1933, as well as bringing a breach of contract claim. On December 17, 2018, the defendants filed a motion for summary judgment seeking dismissal of all claims. On February 1, 2019, the plaintiffs opposed defendant’s motion, requested discovery and cross-moved for partial summary judgement filed an opposition to defendants’ motion and a counter motion for partial summary judgment. Defendants’ summary judgment motion and plaintiff’s cross-motion for partial summary judgment were fully briefed as of March 15, 2019. On April 29, 2019, an emergency hearing was held before the Court in which the plaintiff sought a temporary restraining order and preliminary injunction to preclude acceleration of the maturity on the Senior Secured Note. The Court entered a temporary restraining order, while allowing parties the opportunity to brief the issue.

On May 21, 2019, the Court granted the defendant’s motion for summary judgment in full, dismissing all claims in the action. On July 3, 2019, the plaintiffs filed a notice of appeal in the United States Court of Appeals for the second circuit. On July 1, 2019, the Court held oral argument on Binn’s motion for preliminary injunction. After hearing argument by both sides, the Court deferred action and ordered that the temporary restraining order remain in place. On July 23, 2019, the Court denied the plaintiffs' request for a preliminary injunction and vacated the temporary restraining order. On September 13, 2019, plaintiffs filed their appellate brief in the Second Circuit. As of December 13, 2019, plaintiffs’ appeal was fully briefed. Oral argument occurred on May 4, 2020, at which time the Second Circuit affirmed the dismissal of all claims against all defendants.

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

On November 13, 2019, the matter was dismissed in its entirety. On December 12, 2019, plaintiff filed a motion for reconsideration to vacate the order and judgment, dismissing the action, and for leave to amend the complaint. The motion was fully briefed as of February 6, 2020. On April 1, 2020, the Court denied plaintiff’s motion in full. On April 10, 2020, plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. On June 1, 2020 plaintiff filed his appellate brief. On June 16, 2020, the Second Circuit entered the parties’ non-dispositive stipulation, dismissing certain defendant-appellees, including the Company. On July 6, 2020, the remaining defendants filed their opposition brief.  On July 27, 2020, the plaintiff filed their reply brief.  On July 28, 2020, the Second Circuit marked plaintiff’s reply brief as defective because it was filed a week late.  Subsequently, plaintiff has moved to request permission to file a late reply brief.  The Company and its directors continue to believe that this action is without merit and intend to defend the appeal.

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

The defendants filed a motion to dismiss on October 23, 2019. The court heard oral argument on the defendants’ motion to dismiss on January 22, 2020 and has not yet ruled on the motion.  On August 6, 2020, the court dismissed all of the plaintiff’s claims with prejudice.

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

EFP Capital Solutions LLC Settlement

In March 2019, a complaint was filed against the Company by EFP Capital Solutions LLC (“EFP”), the receivables factor of the Company’s vendor MobiPT, Inc. (“MobiPT”), relating to payments made incorrectly by the Company to MobiPT for receivables MobiPT had sold to EFP. The ensuing mediation in January 2020 resulted in the Company agreeing to pay EFP $165 for such payments, for which the Company recorded an expense that is included in Accounts payable, accrued expenses and other current liabilities. The Company made the final settlement installment payment on or about July 15, 2020.  The claim against the Company is now fully resolved and the action has been dismissed as to the Company. The Company intends to seek reimbursement of the $165 from MobiPT, but there is no assurance the Company will be successful.

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

On August 13, 2020, we announced that we have signed a contract with the Port Authority of New York and New Jersey to provide diagnostic COVID-19 testing at Newark Liberty International Airport through our XpresCheck brand.  We are building a modular constructed testing facility within Terminal B that will host 6 separate testing rooms with a capacity to administer over 350 tests per day.

Through our XpresCheck facilities, we are offering testing services to airline employees, contractors and workers, concessionaires and their employees, TSA officers, and U.S. Customs and Border Protection agents, and over time, will expand to the traveling public as well.

Reverse Stock Split

On June 11, 2020, we effected a 1-for-3 reverse stock split, whereby every three shares of our Common Stock was reduced to one share of our Common Stock and the price per share of our Common Stock was multiplied by 3. All references to shares and per share amounts have been adjusted to reflect the reverse stock split.

Effect of Coronavirus on Business

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, which continues to spread throughout the U.S. and the world, as a pandemic. The outbreak has had an impact on the global economy, resulting in rapidly changing market and economic conditions. National and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The outbreak and associated restrictions on travel that have been implemented have had a material adverse impact on our business and cash flow from operations, similar to many businesses in the travel sector. Effective March 24, 2020, we temporarily closed all global spa locations, largely due to the categorization of the spa locations by local jurisdictions as “non-essential services”. We intend to strategically reopen our spa locations and resume normal operations once restrictions are lifted and airport traffic returns to sufficient levels to support our operations. The impact of COVID-19 is unknown and may continue as the rates of infection have increased in many states in the U.S., thus additional restrictive measures may be necessary. As a result, management has concluded that there was a long-lived and definite-lived asset impairment triggering event during the six months ended June 30, 2020 which would require management to perform an impairment evaluation of its property and equipment, intangible assets and operating lease right of use assets of approximately $21,088 as of June 30, 2020.

We completed an assessment of our property and equipment and operating lease right of use assets for impairment as of June 30, 2020. Based upon the results of the impairment test, we recorded an impairment expense related to property and equipment and operating lease right of use assets of approximately $1,821 and $2,238, respectively. The expense was primarily related to the impairment of leasehold improvements made to certain spa locations and operating lease right of use assets where management determined that the locations discounted future cash flow was not sufficient to support the carrying value of these assets over the remaining lease term. The impairment expense represents the excess of the carrying value of these assets over the estimated future discounted cash flows. Management calculated the future cash flow of each location using a present value income approach. The sum of expected cash flow for the remainder of the lease term for each location was present valued at a discount rate of 9.0%, which represents the current borrowing rate of our B3D Note. We believe that this rate incorporates the time value of money and an appropriate risk premium.

We completed an assessment of our intangible assets for impairment as of June 30, 2020. The Company reassessed its projections and based on management’s expectation of resuming normal operations, no impairment was indicated at this time.

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

Airport Rent Concessions

The Company has received rent concessions from landlords on a majority of its leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. Currently, the period of relief from these payments range from three- to ten-months and began in March 2020.  The

Company received minimum guaranteed payment concession of approximately $693 in the three months ended June 30, 2020 and $768 in the six months ended June 30, 2020. We expect to realize additional rent concessions while our spas remain closed.

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

Comp Store Sales

A reconciliation between Comp Store Sales and total revenue as reported on the financial statements is presented below:

	2020			2019			%
	Six months ended June 30, 2020			Six months ended June 30, 2019			% Inc/(Dec)
		Non-Comp			Non-Comp
	Comp Store	Store	Total	Comp Store	Store	Total	Comp Store
Products and Services	$7,206	$371	$7,577	$23,301	$653	$23,954	-68.4%

Revenue from Comp Store Sales decreased significantly for the six months ended June 30, 2020 from the prior year comparable period. This decrease is due to the negative impact COVID-19 has had on our revenue and results of operations. Our revenue began to decrease significantly in February 2020 as COVID-19 began to spread throughout the world and as rates of infection began to increase. Since our spa operations require customers to be in close contact with spa personnel and spa equipment, we believe customers began to forgo spa treatments for fear of being infected with COVID-19. The restrictions on travel that were implemented have had a material adverse impact on our revenue and operations. Effective March 24, 2020, we temporarily closed all global spa locations, largely due to the categorization of the spa locations by local jurisdictions as “non-essential services.” Substantially all of our spa locations remain closed. We intend to strategically reopen our spa locations and resume normal operations once restrictions are lifted and airport traffic returns to sufficient levels to support operations.

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

A reconciliation of operating loss presented in accordance with GAAP for the three and six month periods ended June 30, 2020 and 2019 to Adjusted EBITDA (loss) is presented in the table below.

Q2 2020 Results of Operations and Adjusted EBITDA (loss)

(amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
Revenue:	2020	2019	2020	2019
Services	$—	$10,846	$6,686	$20,474
Products	—	2,062	891	3,480
Other	143	—	284	1,184
Total revenue	143	12,908	7,861	25,138

Cost of sales
Labor	490	5,888	4,966	11,665
Occupancy	456	2,052	1,866	3,917
Product and other operating costs	32	1,913	1,314	3,369
Total cost of sales	978	9,853	8,146	18,951
Depreciation and amortization	1,186	1,579	2,451	3,228
Impairment/disposal of assets	4,092	1,971	4,092	1,971
General and administrative	3,371	2,496	6,604	6,096
Total operating expense	9,627	15,899	21,293	30,246
Loss from operations	(9,484)	(2,991)	(13,432)	(5,108)
Interest expense	(675)	(661)	(1,736)	(1,272)
Loss on revaluation of warrants and conversion options	(48,298)	(772)	(53,667)	(621)
Other non-operating income (expense), net	5	(1,638)	(341)	(1,894)
Loss from operations before income taxes	(58,452)	(6,062)	(69,176)	(8,895)
Income tax benefit	(19)	(31)	(19)	(42)
Net loss	(58,471)	(6,093)	(69,195)	(8,937)
Net loss (income) attributable to noncontrolling interests	393	(245)	501	(374)
Net loss attributable to common shareholders	$(58,078)	$(6,338)	$(68,694)	$(9,311)

Loss from operations	$(9,484)	$(2,991)	$(13,432)	$(5,108)
Add back:
Depreciation and amortization	1,186	1,579	2,451	3,228
Impairment/disposal of assets	4,092	1,971	4,092	1,971
Stock-based compensation expense	424	127	496	231
Less:
Net loss (income) attributable to noncontrolling interests	393	(245)	501	(374)
Adjusted EBITDA loss	$(3,389)	$441	$(5,892)	$(53)

Results of Operations

Revenue

We recognize revenue from the sale of XpresSpa services when they are rendered at our stores and from the sale of products at the time goods are purchased at our stores or online (usually by credit card), net of discounts and applicable sales taxes.

We entered into a management services agreement with a professional medical services company that provides health care services to patients in connection with the launch of our new XpresCheck brand. The medical services company will pay XpresCheck a monthly fee to operate in the XpresCheck facility. We will defer and record as revenue the monthly fee on a straight-line basis over the term of the agreement.

Cost of sales

Cost of sales for our Spa stores consists of store-level costs. Store-level costs include all costs that are directly attributable to the store operations, primarily payroll and related benefit costs for store personnel, occupancy costs and cost of products sold. Cost of sales of our XpresCheck business consists primarily of supplies used to administer COVID-19 tests.

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

Three-month period ended June 30, 2020 compared to the three-month period ended June 30, 2019

Revenue

	Three months ended June 30,
	2020	2019	Inc/(Dec)
Total revenue	$143	$12,908	$(12,765)

The decrease in revenue was primarily due the negative adverse impact of COVID-19 as discussed above. The decrease was  offset by revenue generated by recently activated sales and marketing agreements with strategic spa partners of $55 and the pro-rated monthly fee associated with the management services agreement associated with XpresCheck of $88 beginning on June 22, 2020.

Cost of sales

	Three months ended June 30,
	2020	2019	Inc/(Dec)
Cost of sales	$978	$9,853	$(8,875)

The decrease in cost of sales was primarily due to the decrease in spa-related revenues.

Depreciation and amortization

	Three months ended June 30,
	2020	2019	Inc/(Dec)
Depreciation and amortization	$1,186	$1,579	$(393)

The decrease in depreciation and amortization of approximately 23.3% was due primarily to four fewer locations in the current three-month period versus the prior year. In addition, impairments and disposals of assets recorded in 2019 resulted in lower amortization of leasehold improvements in the current period.

General and administrative

	Three months ended June 30,
	2020	2019	Inc/(Dec)
General and administrative	$3,371	$2,496	$875

The increase of approximately 35.0% was primarily due to start-up costs associated with the XpresCheckTM brand and additional legal fees related to the resolution of certain litigation matters, offset by the realized benefits of cost cutting and control initiatives instituted throughout 2019, primarily in salaries, occupancy and professional fees..

Loss on revaluation of warrants and conversion options:

	Three months ended June 30,
	2020	2019	Inc/(Dec)
Loss on revaluation of warrants and conversion options	$48,298	$772	$47,526

Loss on revaluation of warrants and conversion options represents the loss resulting from the mark to market adjustments of our derivative liabilities. The increase in the loss on revaluation of warrants and conversion options was due mainly to  the increase in our stock price at certain fair value measurement dates relative to the conversion price of warrants and convertible debt to Common Stock. See Note 7. “Debt” and Note 8. Stockholders’ Equity to the condensed consolidated financial statements for additional information.

Other non-operating (income) expense, net

	Three months ended June 30,
	2020	2019	Inc/(Dec)
Non-operating (income) expense, net	$(5)	$1,638	$(1,643)

The following is a summary of the transactions included in other non-operating (income) expense, net for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020	2019
Bank fees and financing charges	$86	$91
Debt conversion expense related to conversion of 5% Secured Convertible Notes	—	1,547
Gain on extinguishment of debt	(91)	—
Total	$(5)	$1,638

See Note 7. “Debt” to the condensed consolidated financial statements for additional information regarding the debt conversion expense.

Interest expense

	Three months ended June 30,
	2020	2019	Inc/(Dec)
Interest expense	$675	$661	$14

Interest expense increased primarily due to interest and accretion expenses related to the renegotiated B3D.  See Note 7. “Debt” to the condensed consolidated financial statements for additional information.

Six-month period ended June 30, 2020 compared to the six-month period ended June 30, 2019

Revenue

	Six months ended June 30,
	2020	2019	Inc/(Dec)
Total revenue	$7,861	$25,138	$(17,277)

The decrease in revenue was primarily due the negative adverse impact of COVID-19 as discussed above. The decrease was offset by revenue generated by recently activated sales and marketing agreements with strategic spa partners of $124 and the pro-rated monthly fee associated with the management services agreement associated with XpresCheck of $88 beginning on June 22, 2020.

Cost of sales

	Six months ended June 30,
	2020	2019	Inc/(Dec)
Cost of sales	$8,146	$18,951	$(10,805)

The decrease in cost of sales was primarily due to the decrease in spa-related revenues.

Depreciation and amortization

	Six months ended June 30,
	2020	2019	Inc/(Dec)
Depreciation and amortization	$2,451	$3,228	$(777)

The decrease in depreciation and amortization of approximately 23.3% was due primarily to four fewer locations in the current six-month period versus the prior year. Impairments recorded in 2019 resulted in lower amortization of leasehold improvements in the current period.

General and administrative

	Six months ended June 30,
	2020	2019	Inc/(Dec)
General and administrative	$6,604	$6,096	$508

The increase of approximately 8.3% was primarily due to start-up costs associated with the XpresCheckTM brand and additional legal fees related to the resolution of certain legal matters, offset by the realized benefits of cost cutting and control initiatives instituted throughout 2019, primarily in salaries, occupancy and professional fees.

Loss on revaluation of warrants and conversion options:

	Six months ended June 30,
	2020	2019	Inc/(Dec)
Loss on revaluation of warrants and conversion options	$53,667	$621	$53,046

Loss on revaluation of warrants and conversion options represents the loss or gain resulting from the mark to market adjustments of our derivative liabilities. The increase in the loss on revaluation of warrants and conversion options was due mainly to the impact the increase in the Company’s stock price had on the fair value calculation and the decrease in the conversion price of warrants and convertible debt to Common Stock.  See Note 7. “Debt” and Note 8. Stockholders’ Equity to the condensed consolidated financial statements for additional information.

Other non-operating expense, net

	Six months ended June 30,
	2020	2019	Inc/(Dec)
Non-operating (income) expense, net	$341	$1,894	$(1,553)

The following is a summary of the transactions included in other non-operating (income) expense, net for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020	2019
Bank fees and financing charges	$160	$92
Debt conversion expense related to conversion of 5% Secured Convertible Notes	—	1,547
Loss on extinguishment of debt	181	—
Other	—	255
Total	$341	$1,894

See Note 7. “Debt” to the condensed consolidated financial statements for additional information regarding the debt conversion expense.

Interest expense

	Six months ended June 30,
	2020	2019	Inc/(Dec)
Interest expense	$1,736	$1,272	$464

Interest expense increased primarily due to interest and accretion expenses related to the renegotiated B3D. See Note 7. “Debt” to the condensed consolidated financial statements for additional information.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents, excluding restricted cash, of $37,765, total current assets of $39,019, total current liabilities of $19,595, and positive working capital of $19,424 compared to a working capital deficiency of $12,287 as of December 31, 2019.

During the three months ended June 30, 2020, to address our historical working capital deficiencies, and our outstanding long-term debt, we raised $38,397 in a series of registered direct equity offerings, net of approximately $4,653 in broker commissions, legal fees and other related offering expenses.  We settled our long-term debt owed as of March 31, 2020 by converting the remaining $5,664 of the B3D Note and the entire $2,500 Calm Note to Common Stock.   We also paid in full the short-term $910 advance funding owed to Credit Cash, and recognized a gain of approximately $91.   Finally, on May 1, 2020, we entered into a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) promissory note in the principal amount of $5,653.   See Note 7. Debt.

The report of the our independent registered public accounting firm on our financial statements for the year ended December 31, 2019 included an explanatory paragraph indicating that there was substantial doubt about our ability to continue as a going concern. We believe that as a result of the transactions that have occurred, we has successfully mitigated the substantial doubt raised by our historical operating results and will satisfy our liquidity needs for at least twelve months from the issuance of these financial statements.  However, while we have addressed our working capital deficiency and long-term debt, while continuing to focus on our overall operating profitability, we expect to incur net losses in the foreseeable future and therefore cannot predict with any certainty that the results of our actions will satisfy our liquidity needs in the longer-term.

Credit Cash Funding Advance

On January 9, 2020, certain of our wholly-owned subsidiaries (the “CC Borrowers”) entered into an accounts receivable advance agreement (the “CC Agreement”) with CC Funding, a division of Credit Cash NJ, LLC (the “CC Lender”). Pursuant to the terms of the CC Agreement, the CC Lender agreed to make an advance of funds in the amount of $1,000 for aggregate fees of $160, for a total repayment amount of $1,160. As of March 31, 2020, the outstanding repayment amount of $910 was secured by substantially all of the assets of the CC Borrowers, including CC Borrowers’ existing and future accounts receivables and other rights to payment. On June 1, 2020, the CC Borrowers entered into a payoff letter (the “Payoff Letter”) with the CC Lender pursuant to which the CC Agreement was terminated. Under the Payoff Letter, we repaid $733 owed under the CC Agreement as of June 1, 2020 (net of a $91 early pay cash discount) and the CC Lender released all security interests held on the assets of the CC Borrowers, including the CC Borrowers’ existing and future accounts receivables and other rights to payment.

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

B3D Senior Secured Loan

On March 6, 2020, XpresSpa Holdings, LLC, our wholly-owned subsidiary, entered into a sixth amendment (the “Sixth Credit Agreement Amendment”) to our existing credit agreement with B3D. In connection with the Sixth Credit Agreement Amendment and B3D Note, B3D agreed to provide us with $500 in additional funding and to submit one or more conversion notices to convert an aggregate of $375 in principal under the B3D Note to Common Stock on or prior to March 27, 2020. XpresSpa Holdings entered into the Credit Agreement Amendment in order to, among other provisions, (i) amend and restate our existing convertible promissory note with B3D in order to increase the principal amount owed  from $7,150 million to $7,900, which additional $750 in principal and any interest accrued thereon will be convertible, at B3D’s option, into shares of Common Stock subject to receipt of the approval of our stockholders, which was approved on May 28, 2020, and (ii) decrease the conversion rate under the B3D Note from $6.00 per share to $1.68 per share. On March 19, 2020, the conversion rate was reduced to $0.525 per share after giving effect to certain anti-dilution adjustments.  In connection with the Sixth Credit Agreement Amendment, B3D converted a total of $750 in principal and was issued a total of 446,429 shares of our Common Stock in March 2020.

As a result of the conversions of the B3D Note during the second quarter of 2020, we settled approximately $10,957 of derivative liability, reduced the carrying value of the B3D Note by $5,664 and issued 10,789,591 shares of our Common Stock to B3D. Also, as a result of the conversion of the B3D Note to Common Stock, the Company wrote off capitalized financing costs and charged a total of $142 to “Common Stock and Additional Paid-in Capital” on the Company’s condensed consolidated balance sheet as of June 30, 2020.

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

On April 6, 2020, we entered into a securities purchase agreement with certain purchasers, pursuant to which we issued and sold, in a registered direct offering (i) 4,139,393 shares of Common Stock at an offering price of $0.66 per share and (ii) an aggregate of 481,818 pre-funded warrants exercisable for shares of Common Stock at an offering price of $0.63 per pre-funded warrant.

On June 17, 2020, we entered into a securities purchase agreement with certain purchasers, pursuant to which we agreed to issue and sell, 7,614,700 shares of Common Stock at an offering price of $5.253 per share (the “Registered Offering”).  In a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offerings”), we agreed to issue to the purchasers who participated in the Registered Offering warrants (the “Warrants” and collectively with the Shares, the “Securities”) exercisable for an aggregate of 7,614,700 shares of Common Stock at an exercise price of $5.25 per share. Each Warrant will be immediately exercisable and will expire 21 months from the issuance date. The Warrants and the shares of  Common Stock issuable upon the exercise of the Warrants are not  registered under the Securities Act of 1933, as amended (the “Securities Act”), were not offered pursuant to the Registration Statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.  The Offerings closed on June 19, 2020 and we received gross proceeds of approximately $40,000 before deducting placement agent fees and related offering expenses.

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

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2020. This determination is based on the previously reported material weakness management identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weaknesses in our internal control. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings.

For information regarding legal proceedings, see Note 11. “Commitments and Contingencies” in our notes to the condensed consolidated financial statements included in “Item 1. Financial Statements.”

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

We may never establish long-term formal contracts and relationships with professional practices for the ordering of and collection of samples for, or with laboratories for the performance of, COVID-19 testing in our XpresCheck locations.

We are exploring the possibility of offering COVID-19 testing in XpresCheck airport locations. On June 22, 2020, we began pilot testing and have established formal contractual relationships with professional practices for the ordering of and collection of samples for, and with clinical laboratories for the performance, of COVID-19 testing. We may never formalize longer term arrangements with a professional practice or clinical laboratory for these purposes and may never fully commence diagnostic testing operations. As a result, there can be no assurances that we will be able to execute our current plans or generate any revenue associated with our current XpresCheck COVID-19 testing plans.

There can be no assurances that we will be able to successfully secure new locations or transition our existing spa facilities into XpresCheck locations at which COVID-19 testing will be ordered or performed.

There can be no assurances that we will be able to obtain new XpresCheck locations or make available or renovate our existing spa facilities for the purpose of operating a location at which XpresCheck COVID-19 testing will be ordered and/or performed by a professional practice. If we are unable to successfully transition such facilities to locations at which COVID-19 testing will be ordered and/or performed due to issues with lease agreements, permits, licenses or other delays, we will not be able to move forward with our planned short-term business transition.

We may rely on a limited number of professional practices and suppliers and, in some cases, a single professional practice or supplier, for the COVID-19 test and certain of the laboratory substances, equipment and other materials used for COVID-19 tests, and any delays or difficulties securing these materials could disrupt our operations and materially harm our business.

We plan to contract with a limited number of professional practices, and potentially only a single professional practice, for the ordering of and collection of samples for COVID-19 testing. Now that our professional practice partner has begun performing point of care COVID-19 testing at our XpresCheck locationse, we may rely on a limited number of suppliers for the COVID-19 test kits, collection supplies, reagents, and various other equipment and materials we intend to use in performing COVID-19 testing. We currently do not have formal long-term agreements with any  professional practice or supplier, and, as a result, our professional practice partners or suppliers could cease supplying these services or tests, materials and equipment to us at any time due to our inability to reach agreement on terms, disruptions in the professional practice’s or supplier’s operations, a determination to pursue other activities or lines of business, or for other reasons, or the professional practice or supplier could fail to provide us with sufficient quantities of services or materials that meet our specifications. Transitioning to a new professional practice or supplier or locating a temporary substitute, if any are available, would be time-consuming and expensive, could result in interruptions in or otherwise affect the performance specifications of our intended operations, or could require that we revalidate the tests we use. In addition, the use of services, equipment or materials provided by a replacement professional practice or supplier could require us to alter our future operations and procedures. Moreover, we believe there are currently only a limited number of manufacturers that are capable of supplying and servicing some of the equipment and other materials necessary for our intended operations. As a result, replacement equipment and materials that meet our quality control and performance requirements may not be available on reasonable terms, in a timely manner or at all. If we encounter delays or difficulties securing, reconfiguring or revalidating the equipment, reagents and other materials required for administering tests, our operations could be materially disrupted and our business, financial condition, results of operations, and reputation could be adversely affected. We also may experience services or supply issues as we increase test volume.

Since our professional practice partner had begun performing point of care COVID-19 testing at our XpresCheck locations, the COVID-19 testing technology we have chosen may not perform as expected, as a result of human error or otherwise. No assurance can be given that the COVID-19 testing technology we use will aid in the testing of this virus.

On June 22, 2020, our professional practice partner began performing point of care COVID-19 testing at our XpresCheck locations. Our success will depend on the COVID-19 testing technology we have chosen to use to provide a reliable, high-quality diagnostic result. There is no guarantee that the COVID-19 test technology we ultimately choose will be accurate. We believe that customers will be particularly sensitive to test defects and errors. As a result, the failure of the chosen tests to perform as expected could significantly impair our reputation and the public image of the tests we use. There can be no assurance that the COVID-19 test technology will be broadly adopted for use.  Many companies are developing tests for COVID-19 and the COVID-19 test technology we are currently using may not be effective. As a result, the failure or perceived failure of the chosen tests to perform as expected could have a material adverse effect on our business, financial condition, results of operation and cash flows. If there is little or no demand for the COVID-19 test, our business could be materially harmed.

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

We use potentially hazardous materials, chemicals and patient samples in our XpresCheck diagnostic testing business and any disputes relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our professional practice partner’s diagnostic testing activities involve the controlled use of hazardous laboratory materials and chemicals, including small quantities of acid and alcohol, and patient samples. They are subject to U.S. laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste. They could be liable for accidental contamination or discharge or any resultant injury from hazardous materials, and conveyance, processing, and storage of and data on patient samples. If they fail to comply with applicable laws or regulations, they could be required to pay penalties or be held liable for any damages that result and this liability could exceed their financial resources. Further, future changes to environmental health and safety laws could cause them to incur additional expense or restrict operations.

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

Our XpresCheck diagnostic testing business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988 (CLIA), or those of Medicare, Medicaid or other national, state or local agencies in the U.S. and other countries where we operate laboratories.

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

If we fail to comply with the complex federal, state, local and foreign laws and regulations that apply to our XpresCheck business, we could suffer severe consequences that could materially and adversely affect our operating results and financial condition.

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

Changes in the way that the FDA regulates COVID-19 tests could result in the delay or additional expense in XpresCheck offering tests.

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

Since our professional practice partner has begun performing point of care COVID-19 testing at our XpresCheck locations, their failure to accurately bill for testing services, or to comply with applicable laws relating to government health care programs, could have a material adverse effect on our business.

Billing for diagnostic testing services is complex and subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we expect to bill various payers, such as patients, insurance companies, Medicare, Medicaid, clinicians, hospitals and employer groups if we begin performing point of care COVID-19 testing at our XpresCheck locations. We expect that the majority of our billing and related operations will be provided by a third party. Failure to accurately bill for our services could have a material adverse effect on our business. In addition, failure to comply with applicable laws relating to billing government health care programs may result in various consequences, including the return of overpayments, civil and criminal fines and penalties, exclusion from participation in government health care programs and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur additional liabilities from third-party claims, all of which could have a material adverse effect on our business. Certain violations of these laws may also provide the basis for a civil remedy under the federal False Claims Act, including fines and damages of up to three times the amount claimed. The qui tam provisions of the federal False Claims Act and similar provisions in certain state false claims acts allow private individuals to bring lawsuits against health care companies on behalf of the government.

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

We depend on third parties to provide services critical to our XpresCheck diagnostic testing business, and we  depend on them to comply with applicable laws and regulations. Additionally, any breaches of the information technology systems of third parties could have a material adverse effect on our operations.

We depend on third parties to provide services critical to our XpresCheck diagnostic testing business, including supplies, ground and air transport of clinical and diagnostic testing supplies and specimens, research products, and people, among other services. Third parties that provide services to us are subject to similar risks related to security of customer-related information and compliance with U.S., state, local, or international environmental, health and safety, and privacy and security laws and regulations as we will be. Any failure by third parties to comply with applicable laws, or any failure of third parties to provide services more generally, could have a material impact on us, whether because of the loss of the ability to receive services from the third parties, our legal liability for the actions or inactions of third parties, or otherwise. In addition, third parties to whom we outsource certain services or functions may process personal data, or other confidential information belonging to us. A breach or attack affecting these third parties could also harm our business, results of operations and reputation.

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

Our XpresCheck capital expenditures may not generate a positive return and we will incur significant additional costs.

Our capital expenditures may not generate a positive return.  Significant capital expenditures will be required to construct new XpresCheck locations or renovate our existing spa facilities to accommodate our proposed new business model. No assurance can be given that our future capital expenditures will generate a positive return or that we will have adequate capital available to finance such construction or renovations. If we are unable to, or elect not to, pay for costs associated with such construction or renovations, the ability of our professional practice partner to order or perform COVID-19 testing could be limited, and our competitive position could be harmed.

Additionally, we expect to incur significant additional costs as we implement the ability of our professional practice partner to perform on-site COVID-19 testing by XpresCheck. The COVID-19 outbreak could disrupt our future supply chain, including by impacting our ability to secure COVID-19 testing supplies and to provide personal protective equipment for our employees in our testing locations. For similar reasons, the COVID-19 pandemic has also adversely impacted, and may continue to adversely impact, third parties that will be critical to our business, including vendors, suppliers, and business partners. These developments, and others that are difficult or impossible to predict, could materially impact our business, financial results, cash flows, and financial position.

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

4.1	Form of Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.2	Form of Placement Agent Warrant (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.3	Amended and Restated Calm Note, dated as of April 17, 2020 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 17, 2020).

4.4	Amended and Restated Convertible Promissory Note, dated as of April 22, 2020 (incorporated by reference to Exhibit 4.1 to our Current Report filed with the SEC on April 24, 2020)

4.5	Form of Pre-Funded Warrant, dated as of April 6, 2020 (incorporated by reference to Exhibit 4.1 to our Current Report filed with the SEC on April 6, 2020)

10.1

Securities Purchase Agreement, date as of April 6, 2020, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2020)

10.2	U.S. Small Business Administration Paycheck Protection Program Note (incorporated by reference to Exhibit 10.1 to our Current Report filed with the SEC on May 7, 2020)

10.3	Form of Exchange Agreement, dated as of June 4, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 4, 2020)

10.4

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

XpresSpa Group, Inc.

Date:	August 19, 2020	By:	/s/ Douglas Satzman
Douglas Satzman
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)