Form 10-Q
period 2020-09-30
XpresSpa Group, Inc.
filed 2020-11-16
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, 69,514,905 shares of the registrant’s common stock were outstanding.

XpresSpa Group, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Current assets
Cash and cash equivalents	$61,894	$2,184
Inventory	638	647
Other current assets	1,336	1,102
Total current assets	63,868	3,933

Restricted cash	701	451
Property and equipment, net	6,095	8,064
Intangible assets, net	5,421	6,783
Operating lease right of use assets, net	4,143	8,254
Other assets	1,301	1,239
Total assets	$81,529	$28,724

Current liabilities
Accounts payable, accrued expenses and other	$8,150	$12,551
Current portion of operating lease liabilities	2,698	3,669
Derivative liabilities	681	-
Current portion of promissory note, unsecured	2,591	-
Convertible senior secured note, net	169	-
Total current liabilities	14,289	16,220

Long-term liabilities
Promissory note, unsecured	3,062	-
Convertible senior secured note, net	-	4,580
Convertible notes, net	-	1,182
Derivative liabilities	-	3,137
Operating lease liabilities	5,490	5,826
Other liabilities	317	315
Total liabilities	23,158	31,260
Commitments and contingencies (see Note 11)

Stockholders’ equity (deficit)
Series A Convertible Preferred Stock, $0.01 par value per share; 6,968 shares authorized; 6,673 issued and none outstanding	-	-
Series C Junior Preferred Stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	-	-
Series D Convertible Preferred Stock, $0.01 par value per share; 500,000 shares authorized; none issued and outstanding	-	-
Series E Convertible Preferred Stock, $0.01 par value per share, 2,397,060 shares authorized; 987,988 issued and none outstanding as of September 30, 2020 and 977,865 issued and outstanding with a liquidation value of $3,031 as of December 31, 2019	-	10
Series F Convertible Preferred Stock, $0.01 par value per share, 9,000 shares authorized; 8,996 issued and none outstanding as of September 30, 2020 and 8,996 shares issued and outstanding with a liquidation value of $900 as of December 31, 2019	-	-
Common Stock, $0.01 par value per share 150,000,000 shares authorized; 69,076,888 and 5,157,390 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively *	691	52
Additional paid-in capital	438,214	302,118
Accumulated deficit	(382,941)	(308,136)
Accumulated other comprehensive loss	(250)	(283)
Total stockholders' equity (deficit) attributable to XpresSpa Group, Inc.	55,714	(6,239)
Noncontrolling interests	2,657	3,703
Total stockholders’ equity (deficit)	58,371	(2,536)
Total liabilities and stockholders’ equity (deficit)	$81,529	$28,724

*     Adjusted, where applicable, to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Revenue, net
Services	$93	$10,230	$6,779	$30,704
Products	45	2,301	936	5,781
Other	63	-	347	1,184
Total revenue, net	201	12,531	8,062	37,669

Cost of sales
Labor	514	5,842	5,480	17,507
Occupancy	468	1,894	2,334	5,811
Products and other operating costs	423	1,953	1,737	5,322
Total cost of sales	1,405	9,689	9,551	28,640
Depreciation and amortization	1,424	1,464	3,875	4,692
Impairment/disposal of assets	2,227	106	6,319	936
General and administrative	4,368	3,108	10,972	9,204
Total operating expenses	9,424	14,367	30,717	43,472
Operating loss	(9,223)	(1,836)	(22,655)	(5,803)
Interest expense, net	(120)	(780)	(1,856)	(2,052)
Gain (loss) on revaluation of warrants and conversion options	2,750	(848)	(50,917)	(780)
Other non-operating expense, net	(47)	(1,313)	(389)	(5,037)
Loss from operations before income taxes	(6,640)	(4,777)	(75,817)	(13,672)
Income tax (expense) benefit	(3)	143	(22)	101
Net loss	(6,643)	(4,634)	(75,839)	(13,571)
Net loss (income) attributable to noncontrolling interests	533	(210)	1,034	(584)
Net loss attributable to XpresSpa Group, Inc.	$(6,110)	$(4,844)	$(74,805)	$(14,155)

Net loss	$(6,643)	$(4,634)	$(75,839)	$(13,571)
Other comprehensive gain / (loss) from operations	18	82	33	(109)
Comprehensive loss	$(6,625)	$(4,552)	$(75,806)	$(13,680)

Loss per share*
Basic and diluted net loss per share	$(0.10)	$(1.68)	$(2.15)	$(6.33)
Weighted-average number of shares outstanding during the year*
Basic	61,106,894	2,875,501	35,309,004	2,236,323
Diluted	61,106,894	2,875,501	35,309,004	2,236,323

*    Adjusted to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

									Accumulated	Total
	Series E		Series F				Additional		other	Company	Non-
	Preferred stock		Preferred stock		Common stock		paid-	Accumulated	comprehensive	equity	controlling	Total
	Shares	Amount	Shares	Amount	Shares *	Amount *	in capital *	deficit	income (loss)	(deficit)	interests	equity (deficit)
December 31, 2019	977,865	$10	8,996	$—	5,157,390	$52	$302,118	$(308,136)	$(283)	$(6,239)	$3,703	$(2,536)
Issuances of Common Stock for payment of interest on B3D Note	—	—	—	—	236,077	2	418	—	—	420	—	420
Issuance of Series E Preferred Stock for payment of interest on Calm Note	10,123	—	—	—	—	—	63	—	—	63	—	63
Conversion of Series F Preferred Stock into Common Stock	—	—	(7,465)	—	930,326	9	(9)	—	—	0	—	0
Direct offerings of Common Stock and pre-funded warrants, net of costs	—	—	—	—	8,210,239	82	4,176	—	—	4,258	—	4,258
Exercise of May 2018 Class A Warrants into Common Stock	—	—	—	—	2,578,455	26	3,096	—	—	3,122	—	3,122
Conversion of B3D Note to Common Stock	—	—	—	—	1,430,647	14	1,321	—	—	1,335	—	1,335
Issuance of Common Stock for services	—	—	—	—	58,333	1	134	—	—	135	—	135
Stock-based compensation	—	—	—	—	—	—	72	—	—	72	—	72
Net loss for the period	—	—	—	—	—	—	—	(10,617)	—	(10,617)	(108)	(10,725)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	117	117
March 31, 2020	987,988	$10	1,531	$—	18,601,467	$186	$311,389	$(318,753)	$(283)	$(7,451)	$3,712	$(3,739)
Issuance of Common Stock for payment of interest on B3D Note	—	—	—	—	88,508	1	41	—	—	42	—	42
Conversion of Series E Preferred Stock into Common Stock	(987,988)	(10)	—	—	510,460	5	5	—	—	—	—	—
Conversion of Series F Preferred Stock into Common Stock	—	—	(1,531)	—	291,619	3	(3)	—	—	—	—	—
Exercise of May 2018 Class A Warrants into Common Stock	—	—	—	—	2,382,835	24	5,891	—	—	5,915	—	5,915
Exercise of Calm Warrants into Common Stock	—	—	—	—	1,622,149	16	4,092	—	—	4,108	—	4,108
Exercise of March 2020 pre-funded warrants into Common Stock	—	—	—	—	201,667	2	4	—	—	6	—	6
March Warrant Exchange for Common Stock - Class A Warrant	—	—	—	—	2,385,528	24	6,410	—	—	6,434	—	6,434
March Warrant Exchange for Common Stock - Class D Warrant	—	—	—	—	527,669	5	(5)	—	—	—	—	—
June Warrant Exchange for Common Stock - Calm Warrant	—	—	—	—	2,062,126	21	11,734	—	—	11,755	—	11,755
Conversion of B3D Note to Common Stock	—	—	—	—	10,789,591	108	14,197	—	—	14,305	—	14,305
Conversion of Calm Note to Common Stock	—	—	—	—	4,761,906	48	10,551	—	—	10,599	—	10,599
Direct offerings of Common Stock and pre-funded warrants, net of costs	—	—	—	—	12,235,911	122	38,275	—	—	38,397	—	38,397
Stock-based compensation	—	—	—	—	—	—	424	—	—	424	—	424
Issuance of restricted stock	—	—	—	—	12,500	—	—	—	—	—	—	—
Fractional shares retired in reverse stock split	—	—	—	—	(23)	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	15	15	—	15
Net loss for the period	—	—	—	—	—	—	—	(58,078)	—	(58,078)	(393)	(58,471)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(129)	(129)
June 30, 2020	—	$—	—	$—	56,473,913	$565	$403,005	$(376,831)	$(268)	$26,471	$3,190	$29,661
Conversion of B3D Note to Common Stock	—	—	—	—	1,276,270	13	3,350	—	—	3,363	—	3,363
Stock-based compensation	—	—	—	—	—	—	470	—	—	470	—	470
Stock option exercises	—	—	—	—	4,167	—	5	—	—	5	—	5
Issuance of Common Stock for payment of interest on Calm Note	—	—	—	—	47,305	—	35	—	—	35	—	35
Direct offerings of Common Stock and pre-funded warrants, net of costs	—	—	—	—	11,216,932	112	31,350	—	—	31,462	—	31,462
Issuance of restricted stock	—	—	—	—	58,301	1	(1)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	18	18	—	18
Net loss for the period	—	—	—	—	—	—	—	(6,110)	—	(6,110)	(533)	(6,643)
September 30, 2020	—	$—	—	$—	69,076,888	$691	$438,214	$(382,941)	$(250)	$55,714	$2,657	$58,371

*    Adjusted to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

									Accumulated
	Series D		Series E				Additional		other	Total	Non-
	Preferred stock		Preferred stock		Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	Shares *	Amount *	in capital *	deficit	loss	equity	interests	equity
December 31, 2018	425,750	$4	967,742	$10	587,267	$6	$296,250	$(286,913)	$(251)	$9,106	$4,029	$13,135
Issuance of Common Stock for repayment of debt and interest	—	—	—	—	59,846	1	816	—	—	817	—	817
Stock-based compensation	—	—	—	—	—	—	104	—	—	104	—	104
Net income (loss) for the period	—	—	—	—	—	—	—	(2,973)	—	(2,973)	129	(2,844)
Foreign currency translation	—	—	—	—	—	—	—	—	(21)	(21)	—	(21)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(166)	(166)
March 31, 2019	425,750	$4	967,742	$10	647,113	$7	$297,170	$(289,886)	$(272)	$7,033	$3,992	$11,025
Conversion of senior notes and warrants into common shares	—	—	—	—	126,235	1	3,493	—	—	3,494	—	3,494
Stock-based compensation	—	—	—	—	-	—	127	—	—	127	—	127
Net income (loss) for the period	—	—	—	—	-	—	—	(6,338)	—	(6,338)	245	(6,093)
Foreign currency translation	—	—	—	—	-	—	—	—	(170)	(170)	—	(170)
Contributions from noncontrolling interests	—	—	—	—	-	—	—	—	—	—	16	16
Distributions to noncontrolling interests	—	—	—	—	-	—	—	—	—	—	(174)	(174)
June 30, 2019	425,750	$4	967,742	$10	773,348	$8	$300,790	$(296,224)	$(442)	$4,146	$4,079	$8,225
Issuance of Series F Preferred Stock	—	—	—	—	—	—	1,131	—	—	1,131	—	1,131
Stock-based compensation	—	—	—	—	—	—	35	—	—	35	—	35
Exercise of June 2019 Class a Warrants into common stock	—	—	—	—	—	1	(1)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	82	82	—	82
Net income (loss) for the period	—	—	—	—	—	—	—	(4,844)	—	(4,844)	210	(4,634)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(302)	(302)
September 30, 2019	425,750	4	967,742	10	773,348	9	301,955	(301,068)	(360)	550	3,987	4,537

*    Adjusted to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(75,839)	$(13,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Revaluation of warrants and conversion options	50,917	780
Depreciation and amortization	3,875	4,692
Impairment/disposal of assets	6,319	936
Accretion of debt discount on notes	1,070	1,293
Amortization of operating lease right of use asset	1,568	2,101
Issuance of shares of Common Stock for payment of interest	497	—
Issuance of Series F Convertible Preferred Stock	—	1,131
Issuance of shares of Series E Preferred Stock for payment of interest	63	—
Loss on the extinguishment of debt	182	—
Debt conversion expense	—	1,547
Issuance of shares of Common Stock for services	135	—
Amortization of debt issuance costs	125	138
Bad debt expense	80	—
Stock-based compensation	966	266
Impairment of cost method investment	—	1,188
Issuance of warrants	—	689
Changes in assets and liabilities:
Decrease (increase) in inventory	9	(72)
(Increase) decrease in other current assets and other assets	(376)	574
Decrease in lease liabilities	(2,118)	(2,101)
Increase in other liabilities	2	—
Decrease in accounts payable, accrued expenses and other	(4,401)	(373)
Net cash used in operating activities	(16,926)	(782)
Cash flows from investing activities
Acquisition of property and equipment	(3,099)	(1,641)
Acquisition of software	(380)	—
Net cash used in investing activities	(3,479)	(1,641)
Cash flows from financing activities
Proceeds from direct offerings of Common Stock and warrants	74,125	—
Proceeds from borrowings under Paycheck Protection Program	5,653	—
Proceeds from additional borrowing from B3D	500	—
Proceeds from stock option exercises	5	—
Proceeds from funding advance	910	—
Repayment of funding advance	(819)	—
Issuance of Calm Note	—	2,500
Debt issuance costs	—	(220)
Payments on convertible notes	—	(129)
Contributions from noncontrolling interests	117	16
Distributions to noncontrolling interests	(129)	(642)
Net cash provided by financing activities	80,362	1,525
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	(109)
Increase (decrease) in cash, cash equivalents and restricted cash	59,960	(1,007)
Cash, cash equivalents, and restricted cash at beginning of the period	2,635	3,890
Cash, cash equivalents, and restricted cash at end of the period	$62,595	$2,883
Cash paid during the period for
Interest	$187	$628
Income taxes	$11	$35
Non-cash investing and financing transactions
Conversions of B3D Note into Common Stock	$19,003	$—
Conversions of Calm Note into Common Stock	$10,599	$—
Exercise and exchange of Calm Warrant into Common Stock	$15,863	$—
Exercise and exchanges of May 2018 Class A Warrants	$15,471	$—
Conversion of Series E Preferred Stock into Common Stock	$10	$—
Conversion of Series F Preferred Stock into Common Stock	$12	$—
Conversion of convertible notes and interest into Common Stock	$—	$2,728

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for share and per share data)

Note 1. General

Overview

XpresSpa Group, Inc. (“XpresSpa Group” or the “Company”) is a health and wellness services company. The Company is a leading airport retailer of spa services through the Company’s XpresSpa™ locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products (“XpresSpa”). In June 2020, the Company’s subsidiary, XpresTest, Inc. (“XpresTest”), launched XpresCheck™ Wellness Centers also in airports, offering its COVID-19 and other medical diagnostic testing services to airport employees and to the traveling public as well. The Company currently has two reportable operating segments: XpresSpa and XpresTest.

Basis of Presentation and Principals of Consolidation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as amended. The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited annual financial statements but does not include all information required by GAAP for annual financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three and nine-month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On June 11, 2020, the Company effected a 1-for-3 reverse stock split, whereby every three shares of its Common Stock was reduced to one share of its Common Stock and the price per share of its Common Stock was multiplied by 3. All references to shares and per share amounts have been adjusted to reflect the reverse stock split.

Recent Developments

Newly launched XpresCheck™ Wellness Centers

On May 22, 2020, the Company announced the signing of a contract with JFK International Air Terminal LLC (“JFKIAT”) to pilot test our concept of providing diagnostic COVID-19 tests. To facilitate the JFK pilot test, the Company signed an agreement with JFKIAT for a new modular constructed testing facility within the terminal that hosts nine separate testing rooms. The pilot test at JFK launched on June 22, 2020.

On August 13, 2020, the Company announced that it had signed a contract with the Port Authority of New York and New Jersey to provide diagnostic COVID-19 testing at Newark Liberty International Airport through its XpresCheck™ Wellness Centers. The Company built a modular constructed testing facility that will hosts six separate testing rooms. The facility opened on August 17, 2020.

On October 26, 2020, the Company announced that it had expanded its testing services beyond COVID-19 to offer additional rapid testing services for other communicable diseases including influenza, mononucleosis and group A streptococcus, as well as this season’s 2020/21 flu vaccine and a quadrivalent high-dose flu vaccine recommended for seniors.

On October 28, 2020, the Company announced the opening of an XpresCheck™ Wellness Center at Boston’s Logan International Airport. It contains seven separate testing rooms to provide diagnostic COVID-19 testing.

Through its XpresCheck™ Wellness Centers and under the terms of Managed Services Agreements (“MSAs”) with a physician’s practice, the Company offers testing services to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, as well as the traveling public. The Company entered into MSAs with professional medical service entities that provide healthcare services to patients. Under the terms of the MSAs, XpresTest provides office space, equipment, supplies, non-licensed staff, and management services to be used for the purpose of COVID-19 and other medical diagnostic testing in return for a management fee. As a result of uncertainties around the cash flows of the XpresCheck™ Wellness Centers, management concludes that the collectability criteria to qualify as a contract under ASC 606 is not met, and no revenue associated with the monthly management fee will be recognized at this point from the management services agreements. The Company will only recognize the management fee as revenue when a subsequent reassessment results in the management services agreements meeting the collectability criteria. As of September 30, 2020, management fees owed to the Company, but not recognized as revenue, is $1,197.

Effect of Coronavirus on Business

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The outbreak is having an impact on the global economy, resulting in rapidly changing market and economic conditions. National and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing, and many jurisdictions are have begun to re-impose stricter measures in response to increasing infection rates. The outbreak and associated restrictions on travel that have been implemented have had a material adverse impact on the Company’s XpresSpa business and cash flow from operations, similar to many businesses in the travel sector. Effective March 24, 2020, the Company temporarily closed all global XpresSpa spa locations, largely due to the categorization of the spa locations by local jurisdictions as “non-essential services.” Substantially all of our spa locations remain closed. The Company intends to reopen its XpresSpa spa locations and resume normal operations once restrictions are lifted and airport traffic returns to sufficient levels to support operations. The impact of COVID-19 is unknown and may continue as the rates of infection have increased in many states in the U.S., thus additional restrictive measures may be necessary.

As a result, management has concluded that there was a long-lived asset and definite-lived intangible asset impairment triggering event on its XpresSpa segment during the six months ended June 30, 2020 which would require management to perform an impairment evaluation of XpresSpa’s property and equipment, intangible assets and operating lease right of use assets of $21,088 (before any impairment adjustments) as of June 30, 2020. Based upon the results of the impairment test, we recorded an impairment expense related to property and equipment and operating lease right of use assets of $1,821 and $2,238, respectively, during the three months ended June 30, 2020. We completed an assessment of XpresSpa’s intangible assets for impairment as of June 30, 2020 based on management’s expectation of resuming normal operations at its XpresSpa spa locations, and no impairment was indicated at the time.

As of September 30, 2020, management has reassessed its projections in light of the continuing effect the pandemic is having on our market and economic conditions in the industry in which we operate.

We completed an assessment of XpresSpa’s property and equipment and operating lease right of use assets for impairment as of September 30, 2020. Based upon the results of the impairment test, we recorded an impairment expense related to property and equipment and operating lease right of use assets of $1,111 and $1,116, respectively, during the three months ended September 30, 2020, which is included in Impairment/disposal of assets in the Company’s condensed consolidated statements of operations and comprehensive loss. The expense was primarily related to the impairment of leasehold improvements made to certain XpresSpa spa locations and operating lease right of use assets where management determined that the locations’ discounted future cash flows were not sufficient to recover the carrying value of these assets over the remaining lease term. The property and equipment and right of use asset net balances decreased approximately

15% and 21%, respectively as a result of recording the impairment charges as of September 30, 2020. During the nine-month period ended September 30, 2020, property and equipment, net decreased $1,969 as a result of impairment of $2,932, loss on disposal of $33 and depreciation expense of $2,133, offset by purchases of $3,129. For the nine months ended September 30, 2020, the Company has recorded impairment of operating lease right of use assets of $3,354.  The impairment expense represents the excess of the carrying value of these assets over the estimated future discounted cash flows. Management calculated the future cash flows of each location using a present value income approach. The sum of expected cash flows for the remainder of the lease term for each location was present valued at a discount rate of 9.0%, which represents the current borrowing rate of our B3D Note. We believe that this rate incorporates the time value of money and an appropriate risk premium.

We completed an assessment of XpresSpa’s intangible assets for impairment as of September 30, 2020. The Company reassessed its projections and based on management’s expectation of resuming normal operations, and no impairment was indicated at this time.

The full extent to which COVID-19 will impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact. Management will continue to evaluate and assess its projections.

The impact of the COVID-19 pandemic could continue to have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects in the near-term and beyond 2020. While management has used all currently available information in its forecasts, the ultimate impact of the COVID-19 pandemic and the Company’s newly launched XpresCheck™ Wellness Centers on its results of operations, financial condition and cash flows is highly uncertain and cannot currently be accurately predicted. The Company’s results of operations, financial condition and cash flows are dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, such as a lengthy or severe recession or any other negative trend in the U.S. or global economy and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact, which at the present time are highly uncertain and cannot be predicted with any accuracy. The success or failure of the Company’s newly launched XpresCheck™ Wellness Centers could also have a material effect on the Company’s business.

Airport Rent Concessions

The Company has received rent concessions from landlords on a majority of its leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. Currently, the period of relief from these payments range from three to sixteen months and began in March 2020. The Company received minimum guaranteed payment concessions of $611 and $1,379 for the three and nine months ended September 30, 2020. We expect to realize additional rent concessions while our XpresSpa locations remain closed.

Liquidity and Financial Condition

As of September 30, 2020, the Company had cash and cash equivalents, excluding restricted cash, of $61,894, total current assets of $63,868, total current liabilities of $14,289 and positive working capital of $49,579, compared to a working capital deficiency of $12,287 as of December 31, 2019.

During the nine months ended September 30, 2020, to address the Company’s historical working capital deficiencies, and its outstanding long-term debt, the Company raised $74,125 in a series of registered direct equity offerings, net of $9,150 in broker commissions, legal fees and other related offering expenses. The Company settled long-term debt by converting $7,670 of principal on the B3D Note and the entire $2,500 Calm Note to Common Stock. The Company also paid in full the short-term $910 advance funding owed to Credit Cash, recognizing a gain of $91. Finally, on May 1, 2020, the Company entered into a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) promissory note in the principal amount of $5,653. See Note 7. Debt.

The report of the Company’s independent registered public accounting firm on its financial statements for the year ended December 31, 2019 included an explanatory paragraph indicating that there was substantial doubt about the Company’s ability to continue as a going concern. The Company believes that as a result of the transactions that have occurred in 2020, it has successfully mitigated the substantial doubt raised by its historical operating results and will satisfy its liquidity needs for at least twelve months from the date of issuance of these financial statements. However, while the Company has addressed its working capital deficiency and long-term debt, while continuing to focus on its overall operating profitability, the Company expects to incur net losses in the foreseeable future. In addition, the ultimate duration and severity of the ongoing COVID-19 pandemic is uncertain at this time, and may result in additional material adverse impacts on our liquidity position and access to capital. Therefore, we cannot predict with certainty that the results of our actions will satisfy our liquidity needs in the longer term.

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

Through its XpresCheck™ Wellness Centers and under the terms of Managed Services Agreements (“MSAs”) with a physician’s practice, the Company offers testing services to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, as well as the traveling public. The Company entered into MSAs with professional medical service entities that provide healthcare services to patients. Under the terms of the MSAs, XpresTest provides office space, equipment, supplies, non-licensed staff, and management services to be used for the purpose of COVID-19 and other medical diagnostic testing in return for a management fee. As a result of uncertainties around the cash flows of the XpresCheck™ Wellness Centers, management concludes that the collectability criteria to qualify as a contract under ASC 606 is not met, and no revenue associated with the monthly management fee will be recognized at this point from the management services agreements. The Company will only recognize the management fee as revenue when a subsequent reassessment results in the management services agreements meeting the collectability criteria. As of September 30, 2020, management fees owed to the Company, but not recognized as revenue, is $1,197.

The Company has a franchise agreement with an unaffiliated franchisee to operate an XpresSpa location. Under the Company’s franchising model, all initial franchising fees relate to the franchise right, which is a single performance obligation that transfers over time. Upon receipt of the non-recurring, non-refundable initial franchise fee, management records a deferred revenue liability in Accounts payable, accrued expenses and other on the Company’s condensed consolidated balance sheets and recognizes revenue on a straight-line basis over the life of the franchise agreement.

The Company has also entered into collaborative agreements with marketing partners whereby it sells certain of its partners’ products in the Company’s XpresSpa spas. The Company acts as an agent for revenue recognition purposes and therefore records revenue net of the revenue share payable to the partners. Upon receipt of the non-recurring, non-refundable initial collaboration fee, management records a deferred revenue liability in Accounts payable, accrued expenses and other on the Company’s condensed consolidated balance sheets and recognizes revenue on a straight-line basis over the life of the collaboration agreement.

The Company excludes all sales taxes assessed to our customers from revenue. Sales taxes assessed on revenues are included in Accounts payable, accrued expenses and other on the Company’s condensed consolidated balance sheets until remitted to state agencies.

(b)  Recently issued accounting pronouncements

Accounting Standards Update No. 2020-06—Debt--Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)

Issued in August 2020, this update is intended to reduce the unnecessary complexity of the current guidance thus resulting in more accurate accounting for convertible instruments and consistent treatment from one entity to the next. Under current GAAP, there are five accounting models for convertible debt instruments. Except for the traditional convertible debt model that recognizes a convertible debt instrument as a single debt instrument, the other four models, with their different measurement guidance, require that a convertible debt instrument be separated (using different separation approaches) into a debt component and an equity or a derivative component. Convertible preferred stock also is required to be assessed under similar models. The Financial Accounting Standard Board (“FASB”) decided to simplify the accounting for convertible instruments by removing certain separation models currently included in other accounting guidance that were being applied to current accounting for convertible instruments. Under the amendments in this update, an embedded conversion feature no longer needs to be separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. The Board also decided to add additional disclosure requirements in an attempt to improve the usefulness and relevance of the information being provided.

The new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company does not believe the adoption of this standard will have a material impact on its condensed consolidated financial statements.

Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815

Issued in January 2020, the amendments in this update affect all entities that apply the guidance in Topics 321, 323, and 815 and (1) elect to apply the measurement alternative or (2) enter into a forward contract or purchase an as option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting. The Company applies the guidance included in Topic 815 to its derivative liabilities but does not intend on applying the new measurement alternative included in the update. The new standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not believe the adoption of this standard will have a material impact on its condensed consolidated financial statements.

Accounting Standards Update No. 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

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

(c) Recently adopted accounting pronouncements

Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”)

On January 1, 2020 the Company adopted ASU No. 2016-13 using a modified-retrospective approach. This standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. Adoption of this standard did not result in an adjustment to opening accumulated deficit and did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”)

On January 1, 2020, the Company adopted ASU No. 2018-13. This amendment provides updates to the disclosure requirements on fair value measures in Topic 820, which includes the changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements, the option of additional quantitative information surrounding unobservable inputs and the elimination of disclosures around the valuation processes for Level 3 measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty have been applied prospectively beginning in the quarter ended March 31, 2020. All other amendments have been applied retrospectively to all periods presented. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

Note 3. Potentially Dilutive Securities

The table below presents the computation of basic and diluted net loss per share of Common Stock:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Basic and diluted numerator:
Net loss attributable to XpresSpa Group, Inc.	$(6,110)	$(4,844)	$(74,805)	$(14,155)
Less: deemed dividend on warrants and preferred stock	—	—	(945)	—
Net loss attributable to common shareholders	$(6,110)	$(4,844)	$(75,750)	$(14,155)
Basic and diluted denominator:
Basic and diluted weighted average shares outstanding	61,106,894	2,875,501	35,309,004	2,236,323
Basic and diluted net loss per share	$(0.10)	$(1.68)	$(2.15)	$(6.33)

Net loss per share data presented above excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options to purchase an equal number of shares of Common Stock	706,073	59,410	706,073	59,410
Unvested RSUs to issue an equal number of shares of Common Stock	—	12,500	—	12,500
Warrants to purchase an equal number of shares of Common Stock	20,818,889	487,414	20,818,889	487,414
Preferred stock on an as converted basis	—	287,345	—	287,345
Convertible notes on an as converted basis	438,017	—	438,017	—
Total number of potentially dilutive securities excluded from the calculation of loss per share attributable to common shareholders	21,962,979	846,669	21,962,979	846,669

Note 4. Cash, Cash Equivalents, and Restricted Cash

A reconciliation of the Company’s cash and cash equivalents in the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows as of September 30, 2020 is as follows:

	September 30, 2020	December 31, 2019
Cash denominated in United States dollars	$61,087	$890
Cash denominated in currency other than United States dollars	797	1,048
Restricted cash	701	451
Credit and debit card receivables	10	246
Total cash, cash equivalents and restricted cash	$62,595	$2,635

Note 5. Intangible Assets

The following table provides information regarding the Company’s intangible assets subject to amortization, which consist of the following:

	September 30, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$13,309	$(8,373)	$4,936	$13,309	$(6,709)	$6,600
Software	692	(207)	485	312	(129)	183
Total intangible assets	$14,001	$(8,580)	$5,421	$13,621	$(6,838)	$6,783

The Company’s trade name relates to the value of the XpresSpa trade name, and software relates to certain capitalized third-party costs related to a new point-of-sale system and website.

The Company’s intangible assets are amortized over their expected useful lives. The Company recorded amortization expense of $603 and $583 during the three months ended September 30, 2020 and 2019, respectively, and $1,742 and $1,727 during the nine months ended September 30, 2020 and 2019, respectively.

Based on the intangible assets balance as of September 30, 2020, the estimated amortization expense for the remainder of the calendar year and each of the succeeding calendar years is as follows:

Calendar Years ending December 31,	Amount
Remainder of 2020	$616
2021	2,400
2022	2,336
2023	68
2024	1
Total	$5,421

Note 6. Leases

The Company leases its retail and diagnostic testing locations at various domestic and international airports. Additionally, the Company leases its corporate office in New York City. Certain leases entered into by the Company fall under ASU No. 2016-02, Leases (“ASC 842”). At inception, the Company determines if a lease qualifies under ASC 842. Certain of the Company’s lease arrangements contain fixed payments throughout the term of the lease, while others involve a variable component to determine the lease obligation wherein a certain percentage of sales is used to calculate the lease payment.

All qualifying leases held by the Company are classified as operating leases. Operating lease right of use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease right of use assets and operating lease liabilities are recognized as of the commencement date based on the present value of lease payments over the lease term. The Company records its operating lease right of use assets and operating lease liabilities based on required guaranteed payments under each lease agreement. The Company uses its incremental borrowing rate as of the commencement date of the lease, which approximates the rate at which the Company can borrow funds on a secured basis, in determining the present value of the guaranteed lease payments.

The Company reviews all of its existing lease agreements on a quarterly basis to determine whether there were any modifications to existing lease agreements and to assess if any leases should be accounted for pursuant to the guidance in ASC 842. The Company recalculates the right of use asset and lease liability based on the modified lease terms and adjusts both balances accordingly.

The Company has received rent concessions from landlords on a majority of its leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. Currently, the period of relief from these payments range from five to ten months and began in March 2020. The Company received minimum guaranteed payment concession of approximately $611 for the three months ended September 30, 2020 and $1,379 for the nine months ended September 30, 2020.

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

When a lessor grants a concession that contractually releases a lessee from certain lease payments or defers lease payments, a lessee may account for the concession as a negative variable lease payment and recognize negative variable lease expense in the period when the rent concession becomes accruable.  The Company has recorded negative variable lease expense and adjusted lease liabilities at the point in which the rent concession has become accruable.

During the nine months ended September 30, 2020, there were extensions of the terms of two of the Company’s leases for spa locations and one reduction in the lease term of another which were treated, for accounting purposes, as lease modifications. Accordingly, the Company recalculated the operating lease liability and operating lease right of use asset balance based upon the revised lease terms. The Company also adjusted the incremental borrowing rate on these leases from 11.24% to 9.0%, (the Company’s current incremental borrowing rate) as the change in terms were not contemplated when the original leases the were entered into. The lease modifications resulted in a net increase in operating lease liability and operating lease right of use asset balances of $641. The Company also entered into two new leases for its XpresCheck business which resulted in an increase in operating lease liability and operating lease right of use asset balances of approximately $170.

As part of the XpresCheck™ Wellness Center service offering, on August 20, 2020 XpresTest executed a Master Agreement (“Abbott Master Agreement” or “Agreement”) with Abbott Laboratories (“Abbott”) to purchase $3,690 of testing supplies. Additionally, per the Agreement, Abbott has provided the Company the right to use Abbott-owned equipment to process the tests for one year, at no additional cost. The Company assessed the arrangement and concluded that the arrangement contains an embedded lease since the Abbot-owned equipment meets the criteria to be an operating lease under ASC 842. Accordingly, the Company allocated the overall consideration of the contract to the lease and non-lease components using their estimated relative stand-alone selling prices and consequently allocated $92 to the equipment and $3,598 to the testing supplies. Since the contract term of the Agreement is twelve months, in accordance with the Company policy for short-term leases under ASC 842, the Company did not recognize an operating lease right of use asset or operating lease liability for the equipment lease. Instead, the Company recognized the short-term lease as an expense on a straight-line basis over the lease term.

As a result of the temporary closure of all of its spas in March 2020, management has concluded that there was an impairment triggering event which would require management to assess its operating lease right of use assets for impairment. The Company completed its assessment as of September 30, 2020. Based upon the results of the impairment test, the Company recorded an impairment expense related to operating lease right of use assets of $1,116 and $3,354 during the three and nine months ended September 30, 2020, respectively. See Note 1. General for further discussion.

Supplemental cash flow information related to leases for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine months ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,074)	$(2,085)
Leased assets obtained in exchange for new and modified operating lease liabilities	$(811)	$(12,340)
Leased assets surrendered in exchange for termination of operating lease liabilities	$—	$421

As of September 30, 2020, operating leases contain the following future minimum commitments:

Calendar Years ending December 31,	Amount
Remainder of 2020	$941
2021	3,168
2022	2,396
2023	1,638
2024	941
Thereafter	934
Total future lease payments	10,018
Less: interest expense at incremental borrowing rate	(1,830)
Net present value of lease liabilities	$8,188

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	3.8	years
Weighted average discount rate used to determine present value of operating lease liability:	10.72%

Cash paid for minimum annual rental obligations was $282 and $967 for the three months ended September 30, 2020 and 2019, respectively, and $1,243 and $3,223 for the nine months ended September 30, 2020 and 2019, respectively.

Variable lease payments calculated monthly as a percentage of product and services revenue were $45 and $797 for the three months ended September 30, 2020 and 2019, respectively, and $530 and $2,293 for the nine months ended September 30, 2020 and 2019, respectively.

Note 7. Debt

Total Debt as of September 30, 2020 and December 31, 2019 is comprised of the following:

	September 30, 2020	December 31, 2019
Convertible B3D Note, net of $61 and $2,420 in unamortized debt discount and debt issuance costs as of September 30, 2020 and December 31, 2019, respectively	$169	$4,580
Promissory note, unsecured	5,653	—
Convertible Calm Note, net of $1,318 in unamortized debt discount and debt issuance costs as of December 31, 2019	—	1,182
Total debt	$5,822	$5,762

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

The total of fees paid to the lender as consideration for entering into the Fourth and Fifth Credit Agreement Amendments of $650 was capitalized and was being amortized over the remaining term of the B3D Note. The Company recorded amortization expense of $62, which is included in Interest expense in the Company’s condensed consolidated statements of operations and comprehensive loss, related to these capitalized costs in the first quarter of 2020.

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

The Sixth Credit Agreement Amendment was accounted for as an extinguishment of debt in the Company’s condensed consolidated financial statements. In March 2020, the Company extinguished debt with a carrying value of $4,829, net of unamortized debt discount of $1,845 and unamortized debt issuance costs of $476. In addition, the Company extinguished $2,048 of derivative liability, which represented the estimated fair value of the conversion option based upon provisions included in the Fifth Credit Agreement Amendment. The Company determined that the conversion option in the Sixth Credit Agreement Amendment should be bifurcated from the host instrument and engaged a third party to assess the fair value of the conversion option. As a result, the Company recorded debt with a carrying value of $3,994, net of a debt discount of $3,656 and debt issuance costs of $250, and a derivative liability of $3,656. The Company recognized a loss on the extinguishment of debt of $273 during the nine months ended September 30, 2020, which represents the difference between the carrying amount of the debt recorded under the Fourth and Fifth Credit Agreement Amendments and the debt recorded under the Sixth Credit Agreement Amendment and is included in Other non-operating income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

Subsequent to the Sixth Credit Agreement Amendment and during the nine months ended September 30, 2020, B3D elected to convert a total of $7,670 of principal into shares of Common Stock at conversion prices of $1.68 and $0.525. As a result, approximately $14,485 of derivative liability was settled and reclassified to equity, the Company wrote off $2,957 of unamortized debt discount and $195 of unamortized debt issuance costs, and 13,496,508 shares of Common Stock were issued. During the three months ended September 30, 2020, B3D elected to convert $670 of principal into shares of Common Stock at a conversion price of $0.525. As a result, approximately $2,929 of derivative liability was settled and reclassified to equity, the Company wrote off $184 of unamortized debt discount and $10 of unamortized debt issuance costs, and 1,276,270 shares of Common Stock were issued. The Company engaged an independent third party to assess the fair value of the conversion option in the B3D Note at each conversion date as well as at the end of each reporting period. At September 30, 2020, the fair value of the conversion option that was bifurcated from the B3D Note was estimated to be $681 and is included in Derivative liabilities in the condensed consolidated balance sheet. The Company recognized a revaluation gain related to the derivative liability of $2,750 during the three months ended September 30, 2020 and an overall loss of $11,761 during the nine months ended September 30, 2020, which is included in Loss on revaluation of warrants and conversion options in the condensed consolidated statements of operations and comprehensive loss.

A total of $62 and $883 of accretion expense on the debt discount was recorded in the three and nine months ended September 30, 2020, respectively, which is included in Interest expense in the condensed consolidated statements of operations and comprehensive loss and increased the carrying value of the B3D Note. Total amortization expense related to the B3D Note debt issuance costs was $6 and $95 for the three and nine months ended September 30, 2020, respectively, which is included in Interest expense in the condensed consolidated statements of operations and comprehensive loss. The balance of the debt issuance costs related to the B3D Note was $4 as of September 30, 2020 and is presented as a reduction of the B3D Note balance in the Company’s condensed consolidated balance sheet.

The B3D Note is guaranteed on a full, unconditional, joint, and several basis, by XpresSpa Group and all wholly owned subsidiaries of XpresSpa Holdings (the “Guarantor Subsidiaries”). Under the terms of a security and guarantee agreement dated July 8, 2019, XpresSpa Group and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest and principal on the B3D Note. XpresSpa Holdings pledged and granted to B3D a first priority security interest in, among other things, all of its equity interests in XpresSpa Holdings and all of its rights to receive distributions, cash or other property in connection with Holdings. The Company does not present separate consolidating financial statements of XpresSpa Group, XpresSpa Holdings and the Guarantor Subsidiaries as each entity has guaranteed the B3D Note, so each entity is equally responsible for its payment.

On October 6, 2020, B3D converted the remaining $230 of principal outstanding on the B3D Note into shares of Common Stock at a conversion price of $0.525 per share, effectively terminating the credit agreement and releasing all related liens.

Credit Cash Funding Advance

On January 9, 2020, certain wholly-owned subsidiaries (the “CC Borrowers”) of the Company entered into an accounts receivable advance agreement (the “CC Agreement”) with CC Funding, a division of Credit Cash NJ, LLC (the “CC Lender”). Pursuant to the terms of the CC Agreement, the CC Lender agreed to make an advance of funds in the amount of $1,000 for aggregate fees of $160, for a total repayment amount of $1,160. On June 1, 2020, the CC Borrowers entered into a payoff letter (the “Payoff Letter”) with the CC Lender pursuant to which the CC Agreement was terminated. Under the terms of the Payoff Letter, the Company repaid $733 owed under the CC Agreement as of June 1, 2020 and recognized a gain for early payment of the debt of approximately $91, which is included in Other non-operating expense, net in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended September 30, 2020. The CC Lender released all security interests held on the assets of the CC Borrowers, including the CC Borrowers’ existing and future accounts receivables and other rights to payment on June 1, 2020.

Paycheck Protection Program

On May 1, 2020, the Company entered into a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) promissory note in the principal amount of $5,653 payable to Bank of America, NA (the “Bank of America”) evidencing a PPP loan (the “PPP Loan”). The PPP Loan bears interest at a rate of 1% per annum. No payments will be due on the PPP Loan during a six-month deferral period commencing on May 2, 2020. Commencing one month after the expiration of the deferral period, and continuing on the same day of each month thereafter until the maturity date of the PPP Loan, the Company will be obligated to make monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the PPP Loan by the maturity date. The maturity date is May 2, 2022. The principal amount of the PPP Loan is subject to forgiveness under the PPP upon the Company’s request to the extent that PPP Loan proceeds are used to pay expenses permitted by the PPP. Bank of America may forgive interest accrued on any principal forgiven if the SBA pays the interest. At this time, there can be no assurance that any part of the PPP Loan will be forgiven. The PPP Loan contains customary borrower default provisions and lender remedies, including the right of Bank of America to require immediate repayment in full the outstanding principal balance of the PPP Loan with accrued interest. As of September 30, 2020, $23 of interest has been accrued and is included in Accounts payable, accrued expenses and other in the condensed consolidated balance sheet.

Calm 5% Note due May 2022

On July 8, 2019, the Company entered into a securities purchase agreement with Calm.com, Inc. (“Calm”) pursuant to which the Company agreed to sell (i) an aggregate principal amount of $2,500 in an unsecured convertible note (the “Calm Note”), which is convertible into shares of Series E Convertible Preferred Stock at a conversion price of $6.00 per share of Common Stock equivalent (the “Series E Preferred Stock”) and (ii) warrants to purchase 312,500 shares of the Company’s Common Stock at an exercise price of $6.00 per share (the “Calm Warrants”). On March 6, 2020, the exercise price of the Calm Warrants was reduced to $1.68 per share and on March 19, 2020 further reduced to $.0525 per share, after giving effect to certain anti-dilution adjustments. The Calm Note is an unsecured subordinated obligation of the Company. The Calm Note matures on May 31, 2022, and bears interest at a rate of 5% per annum, subject to increase in the event of default. Interest on the Calm Note is payable in arrears and may be paid in cash, shares of Series E Preferred Stock or a combination thereof. The Company recorded derivative liabilities for the conversion feature and the Calm Warrants related to the issuance of the Calm Note on July 8, 2019, resulting in a debt discount of $1,369. During the nine months ended September 30, 2020, the Company recorded accretion expense on the debt discount of $187, which is included in Interest expense in the Company’s condensed consolidated statements of operations and comprehensive loss. In addition, the Company capitalized $220 of debt issuance costs related to the issuance of the Calm Note in 2019. During the nine months ended September 30, 2020, the Company recorded amortization expense on the debt issuance costs of $30, which is included in Interest expense in the Company’s condensed consolidated statements of operations and comprehensive loss.

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

During the three months ended June 30, 2020, the holder of the Calm Note elected to convert all $2,500 of principal into shares of Common Stock at a conversion price of $0.525. As a result, $9,200 of derivative liability was settled and reclassified to equity, the Company wrote off $947 of unamortized debt discount and $154 of unamortized debt issuance costs, and 4,761,906 shares of Common Stock were issued. The Company engaged an independent third party to assess the fair value of the conversion option in the Calm Note at each conversion date as well as at the end of each reporting period, resulting in a revaluation loss related to the derivative liability of $8,984 during the nine months ended September 30, 2020 which is included in Loss on revaluation of warrants and conversion options in the condensed consolidated statement of operations and comprehensive loss.

Loss on revaluation of warrants and conversion options

The Company engaged third-party valuation experts to provide the fair value of certain components of the debt, equity and derivative securities transactions as of each of the conversion, exercise and exchange dates during the three and nine months ended September 30, 2020. Loss on revaluation of warrants and conversion options is comprised of adjustments to the fair value of the derivative conversion option of the debt instruments and the fair value of the warrants, including a gain of $2,750 related to the B3D Note during the three months ended September 30, 2020 and losses of $11,761, $8,984, $15,480 and $14,692 related to the B3D Note, the Calm Note, the Calm Warrants and the Class A Warrants, respectively, during the nine months ended September 30, 2020.

May 2018 Convertible Notes

The Company recorded $817 and $54 in accretion of debt discount and amortization of debt issuance costs during the nine months ended September 30, 2019, respectively, related to its May 2018 convertible notes which were settled in June 2019.

Note 8. Stockholders’ Equity

See Note 7. Debt and Note 9. Derivative Liabilities and Fair Value Measurements for discussion of financing transactions that occurred during the nine months ended September 30, 2020.

Warrants

The following table represents the activity related to the Company’s warrants during the nine months ended September 30, 2020.

		Exercise
	No. of Warrants*	price range*
December 31, 2019	1,129,371	$6.00 – 300.00
Granted	35,618,502	$0.001 - 6.5663
Exercised	(12,602,972)	$0.001 - 0.525
Exchanged	(3,317,054)	$0.525
Expired	(8,958)	$180.00
September 30, 2020	20,818,889	$0.525 - 300.00

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

Registered Direct Common Stock Offerings

The Company sold a total of 6,511,280 shares of Common Stock and 1,900,625 of pre-funded warrants and received total proceeds of $4,207, net of financial advisory and consulting fees of $626, in connection with three registered direct offerings in March 2020. Subsequently, 1,900,625 pre-funded warrants were exercised for total proceeds of $57.

On April 6, 2020, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which it issued and sold, in a registered direct offering (i) 4,139,393 shares of Common Stock at an offering price of $0.66 per share and (ii) an aggregate of 481,818 pre-funded warrants exercisable for shares of Common Stock at an offering price of $0.63 per pre-funded warrant. The Company received proceeds of $2,792, net of $244 in financial advisory consultant fees. Each pre-funded warrant represented the right to purchase one share of Common Stock at an exercise price of $0.03 per share and was exercised in April 2020 for total proceeds of $14.

On June 17, 2020, the Company entered into a securities purchase agreement pursuant to which the Company agreed to issue and sell 7,614,700 shares of the Company’s Common Stock at an offering price of $5.253 per share (the “Registered Offering”). In a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offerings”), the Company agreed to issue to the purchasers who participated in the Registered Offering warrants (the “Warrants”) exercisable for an aggregate of 7,614,700 shares of Common Stock at an exercise price of $5.25 per share. Each Warrant will be immediately exercisable and will expire 21 months from the issuance date. The Warrants and the shares of Common Stock issuable upon the exercise of the Warrants were not offered pursuant to a registration statement but were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) promulgated thereunder. The Offerings closed on June 19, 2020 with the Company receiving gross proceeds of $40,000 before deducting placement agent fees and related offering expenses of $4,409.  The shares of Common Stock issuable upon the exercise of the Warrants have now been registered for resale.

In connection with the Registered Offering, warrants to purchase 133,258 shares of our Common Stock were issued to Palladium Capital Advisors, LLC (“Palladium”) (the “Palladium Warrants”) at an exercise price equal to $5.25 per share and warrants to purchase 609,176 shares of our Common Stock were issued to H.C. Wainwright & Co., LLC (the “H.C.W. Warrants”) at an exercise price equal to $6.5663 per share pursuant to the respective placement agent agreements.

On August 25, 2020, the Company entered into a securities purchase agreement pursuant to which the Company agreed to issue and sell in a registered direct offering 10,407,408 shares of the Company’s Common Stock and warrants exercisable for an aggregate of 11,216,932 shares of Common Stock at a combined offering price of $3.15 per share. The Warrants have an exercise price of $3.02 per share. The Company also offered and sold to certain purchasers pre-funded warrants to purchase an aggregate of 809,524 shares of Common Stock, in lieu of shares of Common Stock. Each pre-funded warrant represented the right to purchase one share of Common Stock at an exercise price of $0.001 per share and was exercised in August 2020. The offering closed on August 28, 2020 with the Company receiving gross proceeds of $35,333 before deducting placement agent fees and related offering expenses of $3,871.

In connection with the August offering, warrants to purchase 222,222 shares of our Common Stock were issued to Palladium at an exercise price equal to $3.02 per share and warrants to purchase 897,355 shares of our Common Stock were issued to H.C. Wainwright & Co., LLC at an exercise price equal to $3.9375 per share pursuant to the respective placement agent agreements.

Series E Convertible Preferred Stock

On March 31, 2020, the Company had outstanding 987,988 shares of Series E Preferred Stock. All outstanding shares were converted into 510,460 shares of Common Stock during the second quarter of 2020.

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

On March 31, 2020, the Company had outstanding 1,531 shares of Series F Convertible Preferred Stock. These shares were converted into 291,619 shares of Common Stock during the second quarter of 2020.

Stock-based Compensation

The Company has a stock-based compensation plan available to grant stock options and RSUs to the Company’s directors, employees and consultants. Under the 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2012 Plan”), a maximum of 840,000 shares of Common Stock may be awarded.

Awards granted under the 2012 Plan remain in effect pursuant to their terms. Generally, stock options are granted with exercise prices equal to the fair market value on the date of grant, vest in four equal quarterly installments, and expire 10 years from the date of grant. RSUs granted generally vest over a period of one year.

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

In January 2020, the Company issued 20,000 restricted stock units (the “RSU’s) to two consultants. The RSU’s vest upon satisfaction of certain performance targets. As of September 30, 2020, all of the RSU’s have vested.

In April 2020, the Company granted a total of 625,009 stock options to members of its Board of Directors and certain employees. The options were 25% immediately vested and 25% vest on last day of each of the subsequent calendar quarters. The exercise price is $1.53 per share.

In September 2020, the Board of Directors approved a new stock-based compensation plan available to grant stock options, restricted stock and RSU’s to the Company’s directors, employees and consultants. Under the 2020 Equity Incentive Plan (the “2020 Plan”), a maximum of 5,000,000 shares of Common Stock may be issued, subject to receiving shareholder approval which was subsequently obtained on October 28, 2020.    The 2012 Plan was terminated upon receipt of shareholder approval of the 2020 Plan.

In September 2020, the Company’s XpresTest subsidiary created a stock-based compensation plan available to grant stock options, restricted stock and RSU’s to the subsidiary’s directors, employees and consultants. Under the XpresTest 2020 Equity Incentive Plan (the “XpresTest Plan”), a maximum of 200 shares of XpresTest Common Stock may be awarded, which would represent 20% of the total number of shares of common stock of XpresTest as of September 30, 2020. Certain named executive officers and directors of the Company are eligible to participate in the XpresTest Plan. As of September 30, 2020, no awards under the XpresTest Plan have been granted to such named executive officers or directors.

In September 2020, XpresTest awarded 37.5 shares of restricted stock (the “XpresTest RSAs”) to certain non-employee consultants and advisors under the XpresTest Plan. On the date of the grants, the awarded shares had an aggregate fair market value of $455. The XpresTest RSAs vest upon satisfaction of certain service and performance-based conditions.

As of September 30, 2020, none of the XpresTest RSAs have vested, and there is $313 of unrecognized stock-based compensation related to the awards.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past.

The following variables were used as inputs in the model:

Share price of the Company’s Common Stock on the grant date:	$1.53 - 5.01
Exercise price:	$1.53 - 5.01
Expected volatility:	123%
Expected dividend yield:	0%
Annual average risk-free rate:	0.37%
Expected term:	5.38	years

Total stock-based compensation for the three-month periods ended September 30, 2020 and 2019 is $470 and $35, respectively, and for the nine-month periods ended September 30, 2020 and 2019 is $966 and $266, respectively.

	RSUs		Stock options
		Weighted		Weighted
		average		average	Exercise
	No. of	grant date	No. of	exercise	price
	RSUs*	fair value*	options*	price*	range*
Outstanding as of December 31, 2019	—	$—	49,653	$63.15	$1.53 - 2,460.00
Granted	57,425	2.15	667,116	1.73	1.53 - 5.01
Exercised/Vested	(57,425)	2.15	(4,167)	1.53	1.53
Forfeited		—	(1,667)	1.53	1.53
Expired	—	—	(4,862)	93.00	93.00
Outstanding as of September 30, 2020	—	$—	706,073	$5.42	$1.53 - 2,460.00
Exercisable as of September 30, 2020	—	$—	521,897	$6.36	$1.53 - 2,460.00

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

The Company’s financial instruments as of September 30, 2020 and December 31, 2019 consisted of cash and cash equivalents, trade receivables, accounts payable, accrued expenses and other current liabilities. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term nature of these instruments.

Derivative Liabilities

The following table presents the placement in the fair value hierarchy of the Company’s derivative liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
As of September 30, 2020:	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)

B3D Conversion Option	$681	$—	$—	$681
Total	$681	$—	$—	$681
As of December 31, 2019:

May 2018 Class A Warrants	$778	$—	$—	$778
Calm Warrants	382	—	—	382
Calm Conversion Option	216	—	—	216
B3D Conversion Option	1,761	—	—	1,761
Total	$3,137	$—	$—	$3,137

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

These derivative liabilities were initially measured at fair value and are marked to market at each balance sheet date. The revaluation adjustment of the derivative liabilities is included in Loss on revaluation of warrants and conversion options in the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the changes in the Company’s derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2020:

December 31, 2019	$3,137
Increase due to B3D Note Fifth Credit Agreement Amendment	36
Decrease due to the extinguishment of B3D Note	(2,048)
Increase due to B3D Note Sixth Credit Agreement Amendment	3,656
Revaluation of derivative conversion options and warrants	50,917
Conversions of B3D Note to Common Stock	(14,485)
Conversions of Calm Note to Common Stock	(9,200)
Exercise of Series A Warrants	(9,036)
Exercise of Calm Warrants	(4,108)
Warrant Exchange - Series A	(6,434)
Warrant Exchange - Calm Warrants	(11,754)
September 30, 2020	$681

May 2018 Warrants

During the three months ended March 31, 2020, holders of the May 2018 Warrants exercised, on a cashless basis, 4,173,948 warrants for 2,578,455 shares of common stock. As a result, of the exercise, the Company reclassified the derivative liability of $3,122 to equity.

During the three-month period ended June 30, 2020, the holders of the May 2018 Warrants exchanged 1,590,525 warrants for 2,385,528 shares of common stock. In addition, during the three months ended June 30, 2020, holders of the May 2018 Warrants exercised, on a cashless basis, 2,983,164 warrants for 2,382,835 shares of common stock. As a result of the exercises and exchange the Company reclassified the derivative liability of $12,348 to equity.

During the nine-month period ended September 30, 2020, the Company recorded a revaluation expense of $14,692, related to the revaluation of the May 2018 Warrants at each exercise date and reporting date.

Valuation Processes for Level 3 Fair Value Measurements

Fair value measurement of the derivative warrant liabilities falls within Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs.

September 30, 2020:

Description	Valuation technique	Unobservable inputs	Range
B3D Conversion option	Monte Carlo Method	Volatility	156.20%
		Risk-free interest rate	1.80%
		Expected term, in years	0.67
		Dividend yield	0.00%

December 31, 2019:

Description	Valuation technique	Unobservable inputs	Range
May 2018 Class A Warrants	Monte Carlo Model	Volatility	65.20%
		Risk-free interest rate	1.67%
		Expected term, in years	3.38
		Dividend yield	0.00%

Calm Warrants	Monte Carlo Model	Volatility	66.90%
		Risk-free interest rate	1.62%
		Expected term, in years	4.52
		Dividend yield	0.00%

Calm Conversion option	Monte Carlo Model	Volatility	66.90%
		Risk-free interest rate	1.75%
		Expected term, in years	2.41
		Dividend yield	0.00%

B3D Conversion option	Monte Carlo Model	Volatility	65.70%
		Risk-free interest rate	1.62%
		Expected term, in years	1.42
		Dividend yield	0.00%

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

Note 10. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision for the nine-month period ended September 30, 2020 reflects a de minimis estimated global annual effective tax rate.

As of September 30, 2020, deferred tax assets generated from the Company’s activities in the United States were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. Net operating losses generated for tax years beginning after December 31, 2017 do not expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit.

The Company had de minimis income tax expense for the nine-month period ended September 30, 2020. This was attributable primarily to operating results in conjunction with a full valuation allowance. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates. The Company does not expect to record any additional material provisions for unrecognized tax benefits in the next year.

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has recorded accruals of $1,091 and $1,800 as of September 30, 2020 and December 31, 2019, respectively, which is included in Accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheets.

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

On March 30, 2018, Cordial filed a lawsuit against XpresSpa Group, a subsidiary of XpresSpa Group, and several additional parties in the Superior Court of Fulton County, Georgia, alleging the violation of Cordial’s civil rights, tortious interference, breach of fiduciary duty, civil conspiracy, conversion, retaliation, and unjust enrichment. Cordial has threated to seek punitive damages, attorneys’ fees and litigation expenses, accounting, indemnification, and declaratory judgment as to the status of the membership interests of XpresSpa and Cordial in the joint venture and Cordial’s right to profit distributions and management fees from the joint venture. On May 4, 2018, the defendants moved the lawsuit to the United States District Court for the Northern District of Georgia. On August 9, 2018, the Court granted an additional extension of time for the defendants’ response until September 7, 2018, and thereafter provided another extension pending the Court’s consideration of XpresSpa’s Motion to Stay all action in the Georgia lawsuit, pending resolution of the New York lawsuit and the FAA action. On October 29, 2018, XpresSpa’s Motion to Stay was denied. Prior to resolution of the Motion to Stay, Cordial filed a Motion for Temporary Restraining Order (“TRO Motion”), seeking to enjoin the defendants and specifically XpresSpa, from, among other things, distributing any cash flow, net profits, or management fees, or otherwise expending resources beyond necessary operating expenses. XpresSpa filed an opposition and, in a decision entered December 26, 2018, the Court denied Cordial’s TRO Motion entirely. Defendants filed a Motion to Dismiss the Complaint in its entirety on November 20, 2018.

A Director’s Determination was issued by the FAA in connection with the Part 16 Complaint (“Part 16 Proceeding”) filed by Cordial against the City of Atlanta (“City”) in 2017 (“Director’s Determination”). The Company and Cordial were not parties to the FAA action, and had no opportunity to present evidence or otherwise be heard in such action. The Director’s Determination concluded that the City was not in compliance with certain Federal obligations concerning the federal government’s ACDBE program, including relating to the City’s oversight of the Joint Venture Operating Agreement between the Company and Cordial, Cordial’s termination, and Cordial’s retaliation and harassment claims, and the City was ordered to achieve compliance in accordance with the Director’s Determination. The Director’s Determination does not constitute a Final Agency Decision and it is not subject to judicial review, pursuant to 14 CFR § 16.247(b)(2). Because the Company is not a party to the Part 16 Proceeding, the Company would not be considered “a party adversely affected by the Director’s Determination” with a right of appeal to the FAA Assistant Administrator for Civil Rights.

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

In response to the numerous complaints it received from Cordial, the City of Atlanta required the parties to engage in mediation. On November 22, 2019, a Mutual Release and Settlement Agreement (the “Settlement Agreement”) and a Confidential Payment Agreement (the “Payment Agreement”) were executed by the applicable parties, except the City of Atlanta, and are pending the requisite approval by the FAA of the terms of the Settlement Agreement. The requisite approval from the FAA has been obtained and the Leases have been executed by the Company. However, the condition precedent that an operating agreement between the Company and Cordial be finalized and executed has not yet been satisfied. The Company has been involved in negotiations seeking to resolve all pending matters, and those negotiations are continuing. Based on this, management has determined that the matter may not be completely resolved, at least to the extent of one or more of the settling parties seeking to enforce the terms of the Settlement Agreement, and thus resulting in a continuation of the litigation.

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

On August 21, 2019, the Court issued an Order denying the parties’ motion for preliminary approval of the revised settlement, as the Court still had concerns about several of the settlement terms. At the December 6, 2019 status conference with the Court, the Court reiterated its denial of preliminary approval of the proposed settlement agreement. The Court instructed a notice of pendency to be disseminated to putative collective members. Notice was sent out in early February 2020 and approximately 415 individuals have joined the case. On June 6, 2020 the Company participated in a status conference with the Court, and the parties discussed the possibility of entering into a new settlement agreement that addresses the Court’s concerns. On or about August 5, 2020, the parties entered into settlement agreements and are seeking a preliminary approval order from the Court. The Company has recorded an accrual that is included in Accounts payable, accrued expenses and other current liabilities. The Company intends to continue to vigorously defend this case until the final judgment and dismissal is obtained.

Binn et al. v. FORM Holdings Corp. et al.

On November 6, 2017, Moreton Binn and Marisol F, LLC, former stockholders of XpresSpa Holdings, filed a lawsuit against FORM Holdings Corp. (“FORM”) and its directors in the United States District Court for the Southern District of New York. The lawsuit alleged violations of various sections of the Securities Exchange Act of 1934 (“Exchange Act”), material omissions and misrepresentations (negligent and fraudulent), fraudulent omission, expropriation, breach of fiduciary duties, aiding and abetting, and unjust enrichment in the defendants’ conduct related to the Company’s acquisition of XpresSpa Holdings, and sought rescission of the transaction, damages, equitable and injunctive relief, fees and costs, and various other relief. On January 17, 2018, the defendants filed a motion to dismiss the complaint. On February 7, 2018, the plaintiffs amended their complaint. On February 28, 2018, the defendants filed a motion to dismiss the amended complaint. By March 30, 2018, the motion to dismiss was fully briefed. On August 7, 2018, the Court ruled on the defendants’ motion, dismissing eight of the plaintiffs’ ten claims and denying the defendants’ motion to dismiss with respect to the two remaining claims, related to the Exchange Act. On October 30, 2018, the Court ordered that the plaintiffs could file an amended complaint, and, in response, the defendants could move for summary judgment.

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

The defendants filed a motion to dismiss on October 23, 2019. The court heard oral argument on the defendants’ motion to dismiss on January 22, 2020 and has not yet ruled on the motion. On August 6, 2020, the court dismissed the plaintiff’s complaint with prejudice and without leave to amend.

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

On September 21, 2020, the Ontario Superior Court of Justice entered an Order dismissing, without costs, the action and counterclaim.

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

EFP Capital Solutions LLC Settlement

In March 2019, a complaint was filed against the Company by EFP Capital Solutions LLC (“EFP”), the receivables factor of the Company’s vendor MobiPT, Inc. (“MobiPT”), relating to payments made incorrectly by the Company to MobiPT for receivables MobiPT had sold to EFP. The ensuing mediation in January 2020 resulted in the Company agreeing to pay EFP $165 for such payments, for which the Company recorded an expense that is included in Accounts payable, accrued expenses and other current liabilities. The Company made the final settlement installment payment on or about July 15, 2020. The claim against the Company is now fully resolved and the action has been dismissed as to the Company. The Company obtained a default judgment against MobiPT on October 27, 2020 and intends to seek reimbursement of $192 from MobiPT, but there is no assurance the Company will be successful.

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

Note 12. Segment Information

We analyze the results of our business through our two reportable segments: XpresSpa and XpresTest. The XpresSpa segment provides travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. The XpresTest segment provides diagnostic COVID-19 tests at XpresCheck™ Wellness Centers in airports, to airport employees and to the traveling public. The chief operating decision maker evaluates the operating results and performance of our segments through operating income. Expenses that can be specifically identified with a segment have been included as deductions in determining operating income. Any remaining expenses and other charges are included in Corporate and Other.

	For the three months ended
	September 30,
	2020	2019
Revenue
XpresSpa	$201	$12,531
XpresTest	—	—
Corporate and other	—	—
Total revenue	$201	$12,531

Operating loss
XpresSpa	$(5,638)	$(425)
XpresTest	(1,283)	—
Corporate and other	(2,302)	(1,411)
Total operating loss	$(9,223)	$(1,836)

	For the nine months ended
	September 30,
	2020	2019
Revenue
XpresSpa	$7,982	$36,485
XpresTest	80	—
Corporate and other	—	1,184
Total revenue	$8,062	$37,669

Operating loss
XpresSpa	$(15,850)	$(3,720)
XpresTest	(1,791)	—
Corporate and other	(5,014)	(2,083)
Total operating loss	$(22,655)	$(5,803)

	September 30,	December 31,
	2020	2019
Assets
XpresSpa	$3,593	$17,134
XpresTest	485	—
Corporate and other	77,451	11,590
Total assets	$81,529	$28,724

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

Overview

XpresSpa Group, Inc. (“XpresSpa Group”) is a health and wellness services company. XpresSpa Group is a leading airport retailer of spa services through its XpresSpa™ spa locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products (“XpresSpa”). In June 2020, XpresSpa Group’s subsidiary, XpresTest, Inc. (“XpresTest”), launched XpresCheck™ Wellness Centers also in airports, offering its COVID-19 and other medical diagnostic testing services to airport employees and to the traveling public as well. XpresSpa Group currently has two reportable operating segments: XpresSpa and XpresTest.

Recent Developments

Newly launched XpresCheck™ Wellness Centers

On May 22, 2020, we announced the signing of a contract with JFK International Air Terminal LLC (“JFKIAT”) to pilot test our concept of providing diagnostic COVID-19 tests in Terminal 4. To facilitate the JFK pilot test, we signed an agreement with JFKIAT for a new modular constructed testing facility within the terminal that hosts nine separate testing rooms with a capacity to administer over 500 tests per day. All COVID-19 screening and testing is conducted by a newly launched brand, XpresCheck™, which will operate under our XpresTest subsidiary. The pilot test at JFK launched on June 22, 2020.

On August 13, 2020, we announced that we signed a contract with the Port Authority of New York and New Jersey to provide diagnostic COVID-19 testing at Newark Liberty International Airport through our XpresCheck™ Wellness Centers. We built a modular constructed testing facility within Terminal B that hosts six separate testing rooms with a capacity to administer over 350 tests per day and opened for testing on August 17, 2020.

On October 26, 2020, we announced that we have expanded our testing services beyond COVID-19, to offer additional rapid testing services for other communicable diseases including influenza, mononucleosis and group A streptococcus, as well as this season’s 2020/21 flu vaccine and a quadrivalent high-dose flu vaccine recommended for seniors.

On October 28, 2020, we announced the opening of our third XpresCheck™ Wellness Center at Boston’s Logan International Airport. It contains seven separate testing rooms and has an anticipated capacity to administer over 400 COVID-19 tests per day.

Through our XpresCheck™ Wellness Centers, we are offering testing services to airline employees, contractors and workers, concessionaires and their employees, TSA officers, and U.S. Customs and Border Protection agents, and over time, will expand to the traveling public as well.

Reverse Stock Split

On June 11, 2020, we effected a 1-for-3 reverse stock split, whereby every three shares of our Common Stock was reduced to one share of our Common Stock and the price per share of our Common Stock was multiplied by 3. All references to shares and per share amounts have been adjusted to reflect the reverse stock split.

Effect of Coronavirus on Business

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, which continues to spread throughout the U.S. and the world, as a pandemic. The outbreak has had an impact on the global economy, resulting in rapidly changing market and economic conditions. National and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing, and many jurisdictions  have begun to re-impose stricter measures in response to increasing infection rates. The outbreak and associated restrictions on travel that have been implemented have had a material adverse impact on our business and cash flow from operations, similar to many businesses in the travel sector. Effective March 24, 2020, we temporarily closed all global spa locations, largely due to the categorization of the spa locations by local jurisdictions as “non-essential services.” Substantially all of our spa locations remain closed. We intend to strategically reopen our spa locations and resume normal operations once restrictions are lifted and airport traffic returns to sufficient levels to support our operations. The impact of COVID-19 is unknown and may continue as the rates of infection have increased in many states in the U.S., thus additional restrictive measures may be necessary. As a result, management has concluded that there was a long-lived and definite-lived asset impairment triggering event during the nine months ended September 30, 2020 which would require management to perform an impairment evaluation of its property and equipment, intangible assets and operating lease right of use assets of $17,886 (before any impairment adjustments) as of September 30, 2020.

We completed an assessment of our property and equipment and operating lease right of use assets for impairment as of September 30, 2020. Based upon the results of the impairment test, we recorded an impairment expense related to property and equipment and operating lease right of use assets of $1,111 and $1,116, respectively. The expense was primarily related to the impairment of leasehold improvements made to certain spa locations and operating lease right of use assets where management determined that the locations discounted future cash flow was not sufficient to recover the carrying value of these assets over the remaining lease term. The impairment expense represents the excess of the carrying value of these assets over the estimated future discounted cash flows. Management calculated the future cash flow of each location using a present value income approach. The sum of expected cash flow for the remainder of the lease term for each location was present valued at a discount rate of 9.0%, which represents the current borrowing rate of our B3D Note. We believe that this rate incorporates the time value of money and an appropriate risk premium.

We completed an assessment of our intangible assets for impairment as of September 30, 2020. The Company reassessed its projections and based on management’s expectation of resuming normal operations, no impairment was indicated at this time.

The impact of the COVID-19 pandemic could continue to have a material adverse effect on our core XpresSpa business, results of operations, financial condition, liquidity and prospects in the near-term and beyond 2020. While management has used all currently available information in our forecasts, the ultimate impact of the COVID-19 pandemic and our newly launched XpresCheck™ Wellness Centers on our results of operations, financial condition and cash flows is highly uncertain, and cannot currently be accurately predicted. Our results of operations, financial condition and cash flows are dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, such as a lengthy or severe recession or any other negative trend in the U.S. or global economy and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact, which at the present time are highly uncertain and cannot be predicted with any accuracy. The success or failure of our newly launched XpresCheck™ Wellness Centers could also have a material effect on our business.

Airport Rent Concessions

We have received rent concessions from landlords on a majority of our leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. Currently, the period of relief from these payments range from three to fifteen months and began in March 2020. We received minimum guaranteed payment concession of $611 and $1,379 in the three and nine months ended September 30, 2020. We expect to realize additional rent concessions while our spas remain closed.

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

Comp Store Sales

A reconciliation between Comp Store Sales and total revenue as reported on the financial statements is presented below:

	Nine months ended September 30, 2020			Nine months ended September 30, 2019			% Inc/(Dec)
		Non-Comp			Non-Comp
	Comp Store	Store	Total	Comp Store	Store	Total	Comp Store
Products and Services	$7,344	$371	$7,715	$35,642	$843	$36,485	-79.4%

Revenue from Comp Store Sales decreased significantly for the nine months ended September 30, 2020 from the prior year comparable period. This decrease is due to the negative impact COVID-19 has had on our revenue and results of operations. Our revenue began to decrease significantly in February 2020 as COVID-19 began to spread throughout the world and as rates of infection began to increase. Since our spa operations require customers to be in close contact with spa personnel and spa equipment, we believe customers began to forgo spa treatments for fear of being infected with COVID-19. The restrictions on travel that were implemented have had a material adverse impact on our revenue and operations. Effective March 24, 2020, we temporarily closed all global spa locations, largely due to the categorization of the spa locations by local jurisdictions as “non-essential services.” Substantially all of our spa locations remain closed. We intend to strategically reopen our spa locations and resume normal operations once restrictions are lifted and airport traffic returns to sufficient levels to support operations.

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

A reconciliation of operating loss presented in accordance with GAAP for the three- and nine-month periods ended September 30, 2020 and 2019 to Adjusted EBITDA (loss) is presented in the table below.

Q3 2020 Results of Operations and Adjusted EBITDA (loss)

(amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
Revenue:	2020	2019	2020	2019
Services	$93	$10,230	$6,779	$30,704
Products	45	2,301	936	5,781
Other	63	—	347	1,184
Total revenue	201	12,531	8,062	37,669

Cost of sales
Labor	514	5,842	5,480	17,507
Occupancy	468	1,894	2,334	5,811
Product and other operating costs	423	1,953	1,737	5,322
Total cost of sales	1,405	9,689	9,551	28,640
Depreciation and amortization	1,424	1,464	3,875	4,692
Impairment/disposal of assets	2,227	106	6,319	936
General and administrative	4,368	3,108	10,972	9,204
Total operating expense	9,424	14,367	30,717	43,472
Loss from operations	(9,223)	(1,836)	(22,655)	(5,803)
Interest expense	(120)	(780)	(1,856)	(2,052)
Gain (loss) on revaluation of warrants and conversion options	2,750	(848)	(50,917)	(780)
Other non-operating income (expense), net	(47)	(1,313)	(389)	(5,037)
Loss from operations before income taxes	(6,640)	(4,777)	(75,817)	(13,672)
Income tax benefit	(3)	143	(22)	101
Net loss	(6,643)	(4,634)	(75,839)	(13,571)
Net loss (income) attributable to noncontrolling interests	533	(210)	1,034	(584)
Net loss attributable to common shareholders	$(6,110)	$(4,844)	$(74,805)	$(14,155)

Loss from operations	$(9,223)	$(1,836)	$(22,655)	$(5,803)
Add back:
Depreciation and amortization	1,424	1,464	3,875	4,692
Financing transactions, start-up costs and other one-time costs	—	138	—	363
Impairment/disposal of assets	2,227	106	6,319	936
Stock-based compensation expense	470	35	966	266
Less:
Net loss (income) attributable to noncontrolling interests	533	(210)	1,034	(584)
Adjusted EBITDA loss	$(4,569)	$(303)	$(10,461)	$(130)

Results of Operations

Revenue

We recognize revenue from the sale of XpresSpa services when they are rendered at our stores and from the sale of products at the time goods are purchased at our stores or online (usually by credit card), net of discounts and applicable sales taxes.

We entered into a management services agreement with a professional medical services company that provides healthcare services to patients in connection with the launch of our new XpresCheck™ Wellness Centers. The medical services company will pay XpresTest a monthly management fee to operate in the XpresCheck™ Wellness Center. As a result of uncertainties around the cash flows of the XpresCheck™ Wellness Centers, the Company concludes that the collectability criteria to qualify as a contract under ASC 606 is not met, and no revenue associated with the monthly management fee will be recognized at this point from the management services agreement. The Company will only recognize the management fee as revenue when a subsequent reassessment results in the management services agreement meeting the collectability criteria. As of September 30, 2020, management fees owed to the Company, but not recognized as revenue, is $1,197.

Cost of sales

Cost of sales for our XpresSpa segment consists of store-level costs. Store-level costs include all costs that are directly attributable to the store operations, primarily payroll and related benefit costs for store personnel, occupancy costs and cost of products sold. Cost of sales of our XpresTest segment include costs related to the XpresCheck™ business, and consists primarily of payroll and related benefit costs for personnel, occupancy costs and cost of supplies used to administer COVID-19 tests.

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

Three-month period ended September 30, 2020 compared to the three-month period ended September 30, 2019

Revenue

	Three months ended September 30,
	2020	2019	Inc/(Dec)
Total revenue	$201	$12,531	$(12,330)

The decrease in revenue was primarily due the negative adverse impact of COVID-19 on the XpresSpa segment, as discussed above. The decrease was offset by revenue generated through sales and marketing agreements with strategic spa partners of $61 and $138 of product and services revenue generated in our recently re-opened XpresSpa spas in Dubai.

Cost of sales

	Three months ended September 30,
	2020	2019	Inc/(Dec)
Cost of sales	$1,405	$9,689	$(8,284)

The decrease in cost of sales was due to the decrease in variable costs associated with the decline in XpresSpa revenues and decreases in occupancy costs as a result of rent concessions received from airports. These were offset somewhat by cost of sales incurred in the XpresCheck™ Wellness Centers pursuant to the XpresTest management services agreement of $528.

Depreciation and amortization

	Three months ended September 30,
	2020	2019	Inc/(Dec)
Depreciation and amortization	$1,424	$1,464	$(40)

The decrease in depreciation and amortization of approximately 2.7% was due primarily to six fewer locations in the current three-month period versus the prior year. In addition, impairments and disposals of assets recorded in 2020 and 2019 resulted in lower amortization of leasehold improvements in the current period. This decrease was partially offset by depreciation and amortization related to the recently opened XpresCheck™ Wellness Centers of $262.

General and administrative

	Three months ended September 30,
	2020	2019	Inc/(Dec)
General and administrative	$4,368	$3,108	$1,260

The increase of approximately 40.5% was primarily due to start-up costs associated with XpresTest and the XpresCheckTM Wellness Centers and additional legal fees related to the resolution of certain XpresSpa litigation matters, offset by reduced variable costs related to the closed XpresSpa locations and the realized benefits of cost cutting and control initiatives instituted throughout 2019, primarily in salaries, occupancy and professional fees.

(Gain) loss on revaluation of warrants and conversion options:

	Three months ended September 30,
	2020	2019	Inc/(Dec)
Gain (loss) on revaluation of warrants and conversion options	$2,750	$(848)	$3,598

(Gain) loss on revaluation of warrants and conversion options represents the gain or loss resulting from the mark to market adjustments of our derivative liabilities. The gain or loss in the period is mainly to the decrease or increase, respectively, in our stock price at certain fair value measurement dates relative to the conversion price of warrants and convertible debt to Common Stock and the closing price stock price as of the end of the prior quarter. See Note 7. Debt and Note 8. Stockholders’ Equity to the condensed consolidated financial statements for additional information.

Other non-operating expense, net

	Three months ended September 30,
	2020	2019	Inc/(Dec)
Non-operating expense, net	$47	$1,313	$(1,266)

The following is a summary of the transactions included in other non-operating (income) expense, net for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,
	2020	2019
Bank fees and financing charges	$47	$109
Issuance of Series F Preferred Stock	—	1,154
Other	—	50
Total	$47	$1,313

See Note 8. Stockholders’ Equity to the condensed consolidated financial statements for additional information regarding the issuance of Series F Preferred Stock in the prior year period.

Interest expense

	Three months ended September 30,
	2020	2019	Inc/(Dec)
Interest expense	$120	$780	$(660)

Interest expense decreased due to significantly lower outstanding debt as a result of conversions of the B3D Note to Common Stock. See Note 7. Debt to the condensed consolidated financial statements for additional information.

Nine-month period ended September 30, 2020 compared to the nine-month period ended September 30, 2019

Revenue

	Nine months ended September 30,
	2020	2019	Inc/(Dec)
Total revenue	$8,062	$37,669	$(29,607)

The decrease in revenue was primarily due the negative adverse impact of COVID-19 on XpresSpa, as discussed above. The decrease was offset by revenue generated through sales and marketing agreements with strategic XpresSpa spa partners of $253 and a pro-rated monthly fee associated with XpresTest’s management services agreement of $80 during the quarter ended June 30, 2020.

Cost of sales

	Nine months ended September 30,
	2020	2019	Inc/(Dec)
Cost of sales	$9,551	$28,640	$(19,089)

The decrease in cost of sales was primarily due to the decrease in spa-related revenues and minimum guaranteed rent payment concessions from landlords on the majority of our airport leases, offset by $598 in expenses related to the XpresTest segment.

Depreciation and amortization

	Nine months ended September 30,
	2020	2019	Inc/(Dec)
Depreciation and amortization	$3,875	$4,692	$(817)

The decrease in depreciation and amortization of approximately 17.4% was due primarily to six fewer locations in the current nine-month period versus the prior year. Impairments recorded in 2019 resulted in lower amortization of leasehold improvements in the current period.

General and administrative

	Nine months ended September 30,
	2020	2019	Inc/(Dec)
General and administrative	$10,972	$9,204	$1,768

The increase of approximately 19.2% was primarily due to start-up costs associated with the XpresCheckTM brand and additional legal fees related to the resolution of certain legal matters, offset by the realized benefits of cost cutting and control initiatives instituted throughout 2019, primarily in salaries, occupancy and professional fees, and by reduced variable costs related to the closed XpresSpa locations.

Loss on revaluation of warrants and conversion options:

	Nine months ended September 30,
	2020	2019	Inc/(Dec)
Loss on revaluation of warrants and conversion options	$50,917	$780	$50,137

Loss on revaluation of warrants and conversion options represents the loss resulting from the mark to market adjustments of our derivative liabilities as of the end of the reporting period and upon conversion of warrants and convertible debt. The increase in the loss on revaluation of warrants and conversion options was due mainly to the impact the significant increase in the Company’s stock price during the current year period and the conversion to equity of the majority of the outstanding warrants and convertible debt during the conversion period. See Note 7. Debt and Note 8. Stockholders’ Equity to the condensed consolidated financial statements for additional information.

Other non-operating expense, net

	Nine months ended September 30,
	2020	2019	Inc/(Dec)
Non-operating expense, net	$389	$5,037	$(4,648)

The following is a summary of the transactions included in other non-operating (income) expense, net for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020	2019
Debt conversion expense related to conversion of 5% Secured Convertible Notes	$—	$1,547
Issuance of Series F Preferred Stock	—	1,154
Issuance of warrants	—	689
Impairment of cost method investments	—	1,188
Loss on extinguishment of debt	182	165
Bank fees and financing charges	207	294
Total	$389	$5,037

See Note 7. Debt to the condensed consolidated financial statements for additional information regarding the debt conversion expense.

Interest expense

	Nine months ended September 30,
	2020	2019	Inc/(Dec)
Interest expense	$1,856	$2,052	$(196)

Interest expense represents interest and accretion expenses on our convertible debt instruments. Interest expense decreased somewhat due to conversions to Common Stock of the Calm Note and B3D Note during the period. See Note 7. Debt to the condensed consolidated financial statements for additional information.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents, excluding restricted cash, of $61,894, total current assets of $63,868, total current liabilities of $14,289 and positive working capital of $49,579, compared to a working capital deficiency of $12,287 as of December 31, 2019.

During the nine months ended September 30, 2020, to address the Company’s historical working capital deficiencies, and its outstanding long-term debt, the Company raised net proceeds of $74,125 in a series of registered direct equity offerings,  after deducting $9,150 in broker commissions, legal fees and other related offering expenses. We settled our long-term debt by converting $7,670 of principal on the B3D Note and the entire $2,500 Calm Note to Common Stock. We also paid in full the short-term $910 advance funding owed to Credit Cash, and recognized a gain of $91. Finally, on May 1, 2020, we entered into a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) promissory note in the principal amount of $5,653. The principal amount of the PPP Loan is subject to forgiveness under the PPP upon the Company’s request to the extent that PPP loan proceeds are used to pay expenses permitted by the PPP. Interest accrued on any principal forgiven may also be forgiven if the SBA pays the interest. At this time, there can be no assurance that any part of the PPP loan will be forgiven. See Note 7. Debt.

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2019 included an explanatory paragraph indicating that there was substantial doubt about our ability to continue as a going concern. We believe that as a result of the transactions that have occurred in 2020, we have successfully mitigated the substantial doubt raised by our historical operating results and will satisfy our liquidity needs for at least twelve months from the date of issuance of these financial statements. However, while we have addressed our working capital deficiency and long-term debt, while continuing to focus on our overall operating profitability, we expect to incur net losses in the foreseeable future. In addition, the ultimate duration and severity of the ongoing COVID-19 pandemic are uncertain at this time, and may result in additional material adverse impacts on our liquidity position and access to capital. Therefore, we cannot predict with certainty that the results of our actions will satisfy our liquidity needs in the longer-term.

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

B3D Senior Secured Loan

On March 6, 2020, XpresSpa Holdings entered into a sixth amendment (the “Sixth Credit Agreement Amendment”) to our existing credit agreement with B3D. In connection with the Sixth Credit Agreement Amendment and B3D Note, B3D agreed to provide us with $500 in additional funding and to submit one or more conversion notices to convert an aggregate of $375 in principal under the B3D Note to Common Stock on or prior to March 27, 2020. XpresSpa Holdings entered into the Credit Agreement Amendment in order to, among other provisions, (i) amend and restate our existing convertible promissory note with B3D in order to increase the principal amount owed from $7,150 million to $7,900, which additional $750 in principal and any interest accrued thereon will be convertible, at B3D’s option, into shares of Common Stock subject to receipt of the approval of our stockholders, which was approved on May 28, 2020, and (ii) decrease the conversion rate under the B3D Note from $6.00 per share to $1.68 per share. On March 19, 2020, the conversion rate was reduced to $0.525 per share after giving effect to certain anti-dilution adjustments.

During the nine months ended September 30, 2020, B3D converted a total of $7,670 of principal into shares of Common Stock at conversion prices of $1.68 and $0.525. As a result, $14,485 of derivative liability was settled and reclassified to equity, the Company wrote off $2,957 of unamortized debt discount and $195 of unamortized debt issuance costs, and 13,496,508 shares of Common Stock were issued.

On October 6, 2020, B3D converted the remaining $230 of principal outstanding on the B3D Note into shares of Common Stock at a conversion price of $0.525 per share, effectively terminating the credit agreement and releasing all related liens.

Registered Direct Common Stock Offerings

We sold a total of 6,511,280 shares of Common Stock and 1,900,625 of pre-funded warrants and received total proceeds of $4,207, net of financial advisory and consulting fees of $626, in connection with three registered direct offerings in March 2020. Subsequently, 1,900,625 pre-funded warrants were exercised for total proceeds of $57.

On April 6, 2020, we entered into a securities purchase agreement with certain purchasers, pursuant to which we issued and sold, in a registered direct offering (i) 4,139,393 shares of Common Stock at an offering price of $0.66 per share and (ii) an aggregate of 481,818 pre-funded warrants exercisable for shares of Common Stock at an offering price of $0.63 per pre-funded warrant. We received proceeds of $2,792, net of $244 in financial advisory consultant fees. Each pre-funded warrant represented the right to purchase one share of Common Stock at an exercise price of $0.03 per share and was exercised in April 2020 for total proceeds of $14.

On June 17, 2020, we entered into a securities purchase agreement pursuant to which we agreed to issue and sell 7,614,700 shares of Common Stock at an offering price of $5.253 per share (the “Registered Offering”). In a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offerings”), we agreed to issue to the purchasers who participated in the Registered Offering warrants (the “Warrants”) exercisable for an aggregate of 7,614,700 shares of Common Stock at an exercise price of $5.25 per share. Each Warrant will be immediately exercisable and will expire 21 months from the issuance date. The Warrants and the shares of Common Stock issuable upon the exercise of the Warrants were not offered pursuant to a registration statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) promulgated thereunder. The Offerings closed on June 19, 2020 with us receiving gross proceeds of $40,000 before deducting placement agent fees and related offering expenses of $4,409.  The shares of Common Stock issuable upon the exercise of the Warrants have now been registered for resale.

In connection with the Registered Offering, warrants to purchase 133,258 shares of our Common Stock were issued to Palladium Capital Advisors, LLC (“Palladium”) (the “Palladium Warrants”) at an exercise price equal to $5.25 per share and warrants to purchase 609,176 shares of our Common Stock were issued to H.C. Wainwright & Co., LLC (the “H.C.W. Warrants”) at an exercise price equal to $6.5663 per share pursuant to the respective placement agent agreements.

On August 25, 2020, we entered into a securities purchase agreement pursuant to which we agreed to issue and sell in a registered direct offering 10,407,408 shares of Common Stock and warrants exercisable for an aggregate of 11,216,932 shares of Common Stock at a combined offering price of $3.15 per share. The Warrants have an exercise price of $3.02 per share. We also offered and sold to certain purchasers pre-funded warrants to purchase an aggregate of 809,524 shares of Common Stock, in lieu of shares of Common Stock. Each pre-funded warrant represented the right to purchase one share of Common Stock at an exercise price of $0.001 per share and was exercised in August 2020. The offering closed on August 28, 2020 with us receiving gross proceeds of $35,333 before deducting placement agent fees and related offering expenses of $3,871.

In connection with the August offering, warrants to purchase 222,222 shares of our Common Stock were issued to Palladium at an exercise price equal to $3.02 per share and warrants to purchase 897,355 shares of our Common Stock were issued to H.C. Wainwright & Co., LLC at an exercise price equal to $3.9375 per share pursuant to the respective placement agent agreements.

We expect to utilize our cash and cash equivalents to provide capital to support our near-term operating losses arising from the limited near-term growth of XpresSpa, maintaining and renovating our existing XpresSpa locations, funding the development and expansion of our recently launched XpresCheck™ Wellness Centers, and supporting corporate functions.

We have taken actions described above to improve our overall cash position and our access to liquidity. We continue to expand and explore strategic partnerships, right-size our corporate structure, and streamline our operations.

If we continue to experience operating losses and negative cash flows in the longer-term, while not expected, we may not be able to access additional funds. A failure to generate additional liquidity could negatively impact our access to new

XpresSpa or XpresCheck™ Wellness Center locations, and inventory or services that are important to the long-term operation of our businesses.

Critical Accounting Estimates

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended, filed with the SEC which includes a description of our critical accounting estimates that involve subjective and complex judgments that could potentially affect reported results. There have been no material changes to our critical accounting estimates as to the methodologies or assumptions we apply under them. We continue to monitor such methodologies and assumptions.

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

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2020. This determination is based on the previously reported material weakness management identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weaknesses in our internal control. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.

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

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We are still considering the full extent of the procedures to implement in order to remediate the material weakness described above. The current remediation plan includes a more robust review process, and an increase in the supervision and monitoring of the financial reporting processes and our accounting personnel. We will ensure that accounting personnel have the level of accounting and controls knowledge and experience commensurate with our financial reporting requirements by instituting a formal training program for all accounting personnel on a regular basis on internal control procedures over financial reporting. The current remediation plan also includes implementing controls over calculations, analysis and conclusions associated with non-routine transactions at a more precise level. We have allocated additional resources to the corporate accounting function, which includes the use of independent consultants with sufficient expertise to assist in the preparation and review of certain non-recurring transactions and timely review of the account reconciliations. In addition, we have begun to automate, where possible and practical, certain account analyses and calculations currently being done manually by better utilizing our current general ledger accounting system and implementing software solutions specifically designed to perform calculations of the recurring accounting entries.

Where cost effective, we will outsource any manual processes that are time consuming to free up accounting personnel to spend more time preparing and reviewing account analyses.

Changes in Internal Control over Financial Reporting

Other than as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have no operating history in the diagnostic testing and vaccination industry.

Despite our management’s extensive experience in health and wellness services, we have no specific operating history in the diagnostic testing and vaccination industry, including providing management services to a professional practice offering diagnostic testing or vaccination services. We will face substantial risks and uncertainties to which our new diagnostic testing and vaccination line of business will be subject. To address these risks and uncertainties, we must, among other things, successfully execute our business strategy, respond to competitive developments and attract and retain qualified personnel. We cannot assure you that we will operate profitably or that our business strategy will be successful. As a result, our diagnostic testing and vaccination line of business may not succeed.

We may never establish long-term formal contracts and relationships with professional practices for the ordering of and collection of samples for, or with laboratories for the performance of, COVID-19 and other medical testing in our XpresCheck™ Wellness Centers.

We have begun offering COVID-19 and other medical testing services, as well as and certain seasonal vaccines in XpresCheck™ Wellness Centers. On June 22, 2020, we began pilot testing and have established a formal contractual relationship with a professional practice for the ordering of and collection of samples for, and with clinical laboratories for the performance, of COVID-19 testing. These contractual relationships are for an initial period of one year, with automatic one year renewals, unless otherwise terminated by either party.  We may never formalize longer-term arrangements with a professional practice or clinical laboratory for these purposes and may never conduct diagnostic testing and vaccination operations on a widescale basis. As a result, there can be no assurances that we will be able to execute our current plans or generate substantial revenue associated with our current XpresCheck COVID-19 testing and other medical testing and vaccines plans, including any COVID-19 vaccine that might become available in the future.

We may be unable to successfully secure new locations for, or transition our existing spa facilities into, XpresCheck™ Wellness Centers at which COVID-19 or other medical testing and vaccinations will be ordered or performed.

There can be no assurances that we will be able to open new XpresCheck™ Wellness Centers or further expand our initial sites, including JFK International Airport, Newark Liberty International Airport, Boston Logan International Airport, in order make available or renovate our other existing spa facilities for the purpose of operating a location at which XpresCheck COVID-19 testing will be ordered and/or performed by a professional practice. In addition, we recently announced the expansion of our testing capabilities to include rapid testing services for other communicable diseases, including influenza, mononucleosis and group A streptococcus, as well as seasonal flu vaccination services which may require additional renovations and costs. If we are unable to successfully transition such facilities to locations at which COVID-19 testing or other medical testing and vaccination services will be ordered and/or performed due to issues with lease agreements, permits, licenses or other delays, we will not be able to move forward with our planned business transition.

We rely on a limited number of professional practices and suppliers and, in some cases, a single professional practice or supplier, for the COVID-19 test and certain of the laboratory substances, equipment and other materials used for COVID-19 tests, and any delays or difficulties securing these materials could disrupt our operations and materially harm our business.

We plan to contract with a limited number of professional practices, and potentially only a single professional practice, for the ordering of and collection of samples for COVID-19 testing. Now that our current professional practice has begun performing point of care COVID-19 testing and other communicable disease testing and seasonal flu vaccination services at our XpresCheck™ Wellness Centers, we currently rely on a limited number of suppliers for test kits, seasonal flu vaccines, collection supplies, reagents, and various other equipment and materials we intend to use in performing COVID-19 or other medical testing or for administering seasonal flu vaccines, and we may not be able to increase our number of suppliers sigficantly for these items. We currently do not have formal long-term agreements with any professional practice or supplier, and, as a result, our professional practice partners or suppliers could cease supplying these services or tests, materials and equipment to us at any time due to our inability to reach agreement on terms, disruptions in the professional practice’s or supplier’s operations, a determination to pursue other activities or lines of business, or for other reasons, or the professional practice or supplier could fail to provide us with sufficient quantities of services or materials that meet our specifications. Transitioning to a new professional practice or supplier or locating a temporary substitute, if any are available, would be time-consuming and expensive, could result in interruptions in or otherwise affect the performance specifications of our intended operations, or could require that we revalidate the tests we use. In addition, the use of services, equipment or materials provided by a replacement professional practice or supplier could require us to alter our future operations and procedures. Moreover, we believe there are currently only a limited number of manufacturers that are capable of supplying and servicing some of the equipment and other materials necessary for our intended operations. As a result, replacement equipment and materials that meet our quality control and performance requirements may not be available on reasonable terms, in a timely manner or at all. If we encounter delays or difficulties securing, reconfiguring or revalidating the equipment, reagents and other materials required for administering tests, our operations could be materially disrupted and our business, financial condition, results of operations, and reputation could be adversely affected. We also may experience services or supply issues as we increase the volume or scope of our testing and vaccination services.

The COVID-19 testing technology we have chosen may not perform as expected, as a result of human error or otherwise, and may not aid in the testing of this virus.

On June 22, 2020, our professional practice partner began performing point of care COVID-19 testing at our JFK Airport XpresCheck location, which has since expanded to Newark Liberty International Airport and Boston Logan International Airport. Our success will depend on the COVID-19 and other communicable diseases testing technology we have chosen to use to provide a reliable, high-quality diagnostic result. Diagnostic testing for COVID-19 is relatively new, and there is no guarantee that the COVID-19 test technology we are currently using, or that we may choose to use in the future, will be accurate. We believe that customers will be particularly sensitive to COVID-19 test defects and errors. As a result, the failure of the chosen tests to perform as expected could significantly impair our reputation and the public image of the tests we use. There can be no assurance that the COVID-19 test technology will be broadly adopted for use. Many companies are developing tests for COVID-19 and the COVID-19 test technology we are currently using may not be effective. As a result, the failure or perceived failure of the chosen tests to perform as expected could have a material adverse effect on our business, financial condition, results of operation and cash flows. If there is little or no demand for the COVID-19 test, our business could be materially harmed. Moreover, as testing technology evolves, develops and improves over time, we may not be able to identify and gain access to the latest and best COVID-19 testing methodologies and equipment.

There can be no assurance that demand for our COVID-19 testing services will exist in the future at the levels we expect or at all, because of the success of containment efforts, the emergence of a vaccine, widespread availability of testing at other locations or due to other events. If there is no demand for our COVID-19 testing services or demand is significantly lower than we expect, our business will be materially harmed.

Our COVID-19 testing and other medical testing and vaccination capabilities may never achieve significant acceptance in the market or by countries or states that are imposing travel or quarantine restrictions.

We may expend substantial funds and management effort on the development and marketing of our professional practice partner’s COVID-19 testing capabilities with no assurance that we will be successful in implementing our planned diagnostic testing business. Our ability to successfully offer COVID-19 tests will depend significantly on the perception that the tests used by our professional practice partner can reduce transmission risk and are reliable.  Further, the success of our business may depend on being part of a national rollout of a COVID-19 vaccination when it becomes available. Moreover, we cannot assure you that any vaccination will become available in the near term or at all. In addition, we are working with major airlines to support creation of potential air bridges between U.S. cities and international destinations, including, but not limited to, New York to London, and are engaged in discussions with multiple emerging Health Passport Apps.  These apps would directly link into COVID-19 test results from there partnered labs, so that passengers would be able to show their test results through these apps to airlines and destinations in order to facilitate a hassle-free entry and avoid quarantines, where applicable. However, there can be no assurance as to the degree to which our public testing model assists passengers meet testing requirements for entry into, or avoidance of quarantine in various states and countries, and we may not be able to execute our COVID-19 testing strategy and our business results may be harmed.

In addition, we recently announced the expansion of our testing capabilities to include rapid testing services for other communicable diseases, including influenza, mononucleosis and group A streptococcus, as well as seasonal flu vaccines. These plans will require us to expend additional funds and efforts to obtain medical testing supplies for these additional communicable diseases and to market our capabilities in these additional areas. Demand for these additional testing and vaccination services may never meet anticipated levels, which would have a material adverse effect on our business, financial condition and results of operations.

We use potentially hazardous materials, chemicals and patient samples in our XpresCheck diagnostic testing and vaccination business and any disputes relating to improper handling, storage or disposal of these materials could be time consuming and costly.

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

 In the event of a lawsuit or investigation concerning such hazardous materials, we could be held responsible for any injury caused to persons or property by exposure to, or release of, these hazardous materials or patient samples that may contain infectious materials. The cost of this liability could exceed our resources. While we expect to maintain broad form liability insurance coverage for these risks, and we expect our professional practice partner to maintain appropriate malpractice insurance, the level or breadth of our or their coverage may not be adequate to fully cover potential liability claims to which we might be exposed.

Our XpresCheck diagnostic testing and vaccination business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988 (CLIA), or those of Medicare, Medicaid or other national, state or local agencies in the U.S. and other countries where we operate laboratories.

The performance of laboratory testing is subject to extensive U.S. regulation, and many of these statutes and regulations have not been interpreted by the courts. CLIA extends federal oversight to virtually all physician practices performing clinical laboratory testing and to clinical laboratories operating in the U.S. by requiring that they be certified by the federal government or, in the case of clinical laboratories, by a federally approved accreditation agency. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. In addition, we expect to be subject to regulation under state law. State laws may require that laboratories and/or laboratory personnel meet certain licensing or other qualifications, specify certain quality controls or require maintenance of certain records. Applicable statutes and regulations could be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect our business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements on us, which may be costly.

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

We expect our planned operations to be subject to extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among other things:

●	CLIA, which requires that laboratories obtain certification from the federal government, and state licensure laws;
●	FDA laws and regulations;
●	The Health Insurance Portability and Accountability Act (HIPAA), which imposes comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions, and amendments to HIPAA under the Health Information Technology for Economic and Clinical Health Act (HITECH), which strengthen and expand HIPAA privacy and security compliance requirements, increase penalties for violators, extend enforcement authority to state attorneys general and impose requirements for breach notification;
●	state laws regulating genetic testing and protecting the privacy of genetic test results, as well as state laws protecting the privacy and security of health information and personal data and mandating reporting of breaches to affected individuals and state regulators;
●	the federal anti-kickback law, or the Anti-Kickback Statute, which prohibits knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal healthcare program;
●	other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral, and false claims acts, which may extend to services reimbursable by any third-party payor, including private insurers;
●	the federal Physician Payments Sunshine Act, which requires medical device manufactures to track and report to the federal government certain payments and other transfers of value made to physicians and teaching hospitals and ownership or investment interests held by physicians and their immediate family members;
●	Section 216 of the federal Protecting Access to Medicare Act of 2014, which requires applicable laboratories to report private payor data in a timely and accurate manner beginning in 2017 and every three years thereafter (and in some cases annually);

●	state laws that impose reporting and other compliance-related requirements;
●	state billing laws, including regulations on “pass through billing” which may limit our ability to submit claims for payment and/or mark up the cost of services in excess of the price paid for such services, and “direct-bill” laws which may limit our ability to purchase services from a laboratory and bill for the services ordered;
●	similar foreign laws and regulations that apply to us in the countries in which we operate.

These laws and regulations are complex and are subject to interpretation by the courts and by government agencies. Our failure to comply could lead to civil or criminal penalties, exclusion from participation in state and federal healthcare programs, or prohibitions or restrictions on our laboratory’s ability to provide or receive payment for our services. We believe that we are in material compliance with all statutory and regulatory requirements, but there is a risk that one or more government agencies could take a contrary position, or that a private party could file suit under the qui tam provisions of the federal False Claims Act or a similar state law. Such occurrences, regardless of their outcome, could damage our reputation and adversely affect important business relationships with third parties, including managed care organizations, and other private third-party payors.

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

Our professional practice partner’s failure to accurately bill for testing services, or to comply with applicable laws relating to government healthcare programs, could have a material adverse effect on our business.

Billing for diagnostic testing and vaccination services is complex and subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we expect to bill various payers, such as patients, insurance companies, Medicare, Medicaid, clinicians, hospitals and employer groups if we begin performing point of care COVID-19 or other medical testing at our XpresCheck™ Wellness Centers. We expect that the majority of our billing and related operations will be provided by a third party. Failure to accurately bill for our services could have a material adverse effect on our business. In addition, failure to comply with applicable laws relating to billing government healthcare programs may result in various consequences, including the return of overpayments, civil and criminal fines and penalties, exclusion from participation in government healthcare programs and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur additional liabilities from third-party claims, all of which could have a material adverse effect on our business. Certain violations of these laws may also provide the basis for a civil remedy under the federal False Claims Act, including fines and damages of up to three times the amount claimed. The qui tam provisions of the federal False Claims Act and similar provisions in certain state false claims acts allow private individuals to bring lawsuits against healthcare companies on behalf of the government.

Although we expect to be in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion. The federal and state governments have substantial leverage in negotiating settlements since the amount of potential damages and fines far exceeds the rates at which services will be reimbursed, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs. We expect that federal and state governments continue aggressive enforcement efforts against perceived healthcare fraud. Legislative provisions relating to healthcare fraud and abuse provide government enforcement personnel with substantial funding, powers, penalties and remedies to pursue suspected cases of fraud and abuse.

We depend on third parties to provide services critical to our XpresCheck diagnostic testing and vaccination business, and we depend on them to comply with applicable laws and regulations. Additionally, any breaches of the information technology systems of third parties could have a material adverse effect on our operations.

We depend on third parties to provide services critical to our XpresCheck diagnostic testing and vaccination business, including supplies, ground and air transport of clinical and diagnostic testing supplies and specimens, vaccinations, research products, and people, among other services. Third parties that provide services to us are subject to similar risks related to security of customer-related information and compliance with U.S., state, local, or international environmental, health and safety, and privacy and security laws and regulations as we will be. Any failure by third parties to comply with applicable laws, or any failure of third parties to provide services more generally, could have a material impact on us, whether because of the loss of the ability to receive services from the third parties, our legal liability for the actions or inactions of third parties, or otherwise. In addition, third parties to whom we outsource certain services or functions may process personal data, or other confidential information belonging to us. A breach or attack affecting these third parties could also harm our business, results of operations and reputation.

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

There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. Under the administrative simplification provisions of HIPAA, the U.S. Department of Health and Human Services has issued regulations which establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the privacy and security of personal health information (PHI) used or disclosed by healthcare providers and other covered entities.

The privacy regulations regulate the use and disclosure of PHI by healthcare providers engaging in certain electronic transactions or “standard transactions.” They also set forth certain rights that an individual has with respect to his or her PHI maintained by a covered healthcare provider, including the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. The HIPAA security regulations establish administrative, physical, and technical standards for maintaining the integrity and availability of PHI in electronic form. These standards apply to covered healthcare providers and also to “business associates” or third parties providing services involving the use or disclosure of PHI. The HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI. As a result, we may be required to comply with both HIPAA privacy regulations and varying state privacy and data security laws.

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

These laws contain significant fines and other penalties for wrongful use or disclosure of PHI. Given the complexity of HIPAA and HITECH and their overlap with state privacy and security laws, and the fact that these laws are rapidly evolving and are subject to changing and potentially conflicting interpretation, our ability to comply with the HIPAA, HITECH and state privacy requirements is uncertain and the costs of compliance are significant. Adding to the complexity is that our planned operations are currently evolving and the requirements of these laws will apply differently depending on such things as whether or not we bill electronically for our services, or provide services involving the use or disclosure of PHI and incur compliance obligations as a business associate. The costs of complying with any changes to HIPAA, HITECH and state privacy restrictions may have a negative impact on our operations. Noncompliance could subject us to criminal penalties, civil sanctions and significant monetary penalties as well as reputational damage.

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

Our capital expenditures in XpresCheck™ Wellness Centers may not generate a positive return and we will incur significant additional costs.

Our capital expenditures may not generate a positive return. Significant capital expenditures will be required to construct new XpresCheck™ Wellness Centers or renovate our existing spa facilities to accommodate our proposed new business model. No assurance can be given that our future capital expenditures will generate a positive return or that we will have adequate capital available to finance such construction or renovations. If we are unable to, or elect not to, pay for costs associated with such construction or renovations, the ability of our professional practice partner to order or perform COVID-19 or other medical testing could be limited, and our competitive position could be harmed.

Additionally, we expect to incur significant additional costs as we expand the ability of our professional practice partner to perform on-site COVID-19 and other medical testing in XpresCheck™ Wellness Centers. The COVID-19 outbreak could disrupt our future supply chain, including by impacting our ability to secure COVID-19 or other testing supplies and to provide personal protective equipment for our employees in our testing locations. For similar reasons, the COVID-19 pandemic has also adversely impacted, and may continue to adversely impact, third parties that will be critical to our business, including vendors, suppliers, and business partners. These developments, and others that are difficult or impossible to predict, could materially impact our business, financial results, cash flows, and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

Exhibit No.	Description

4.1	Form of Warrant (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 28, 2020)

4.2	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 28, 2020)

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on August 18, 2020).

10.1

Securities Purchase Agreement, date as of August 25, 2020, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2020)

10.2	XpresTest, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report filed with the SEC on September 28, 2020)

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

XpresSpa Group, Inc.

Date:	November 16, 2020	By:	/s/ Douglas Satzman
Douglas Satzman
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)