Form 10-K
period 2020-12-31
XpresSpa Group, Inc.
filed 2021-03-31
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ⌧    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ⌧    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ⌧

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of June 30, 2020, the last business day of the registrant’s most recently completed second quarter, was $236,554,017 computed by reference to the closing sale price of $4.19 per share on the Nasdaq Stock Market LLC on June 30, 2020.

As of March 26, 2021, 105,282,382 shares of the registrant’s common stock are outstanding.

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

These risks and uncertainties, many of which are beyond our control, include, but are not limited to, the following:

●the adverse effects of public health epidemics, including the recent coronavirus outbreak, on our business, results of operations and financial condition;
●the continued closure of US spa locations;
●our material weakness related to our internal control over financial reporting;
●our ability to develop and offer new products and services, including the recently launched XpresCheck Wellness Centers;
●our ability to raise additional capital to fund our operations and business plan and the effects that such financing may have on the value of the equity instruments held by our stockholders;
●general economic conditions and level of consumer and corporate spending on health, wellness and travel;
●our ability to secure new locations, maintain existing ones, and ensure continued customer traffic at those locations;
●our ability to hire a skilled labor force and the costs associated with that labor;
●our ability to accurately forecast the costs associated with opening new retail locations and maintaining existing ones and the revenue derived from our retail locations;
●performance by our Airport Concession Disadvantaged Business Enterprise partners on obligations set forth in our joint venture agreements;
●our ability to protect our confidential information and customers’ financial data and other personal information;
●failure or disruption to our information technology systems;
●our ability to retain key members of our management team;
●the loss of, or an adverse change with regard to, one or more of our significant suppliers, distributors, vendors or other business relationships;
●unexpected events and trends in the health, wellness and travel industries;
●market acceptance, quality, pricing, availability and useful life of our products and/or services, as well as the mix of our products and services sold;
●competitive conditions within our industries;

●our compliance with laws and regulations in the jurisdictions in which we do business and any changes in such laws and regulations;
●lawsuits, claims, and investigations that may be filed against us and other events that may adversely affect our reputation; and
●our ability to protect and maintain our intellectual property.

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

PART I

ITEM 1. BUSINESS

Overview

XpresSpa Group, Inc. (“XpresSpa Group” or the “Company”) is a health and wellness services company. We have been a leading airport retailer of spa services through our XpresSpa™ locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products (“XpresSpa”). In addition, through our subsidiary, XpresTest, Inc. (“XpresTest”), we launched XpresCheck™ Wellness Centers, also in airports, offering COVID-19 and other medical diagnostic testing services to airport employees and the traveling public.

XpresTest, through its XpresCheck Wellness Centers and under the terms of Managed Services Agreements (“MSAs”) with physician’s practices, offers COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, TSA and U.S. Customs and Border Protection agents, and the general public. Under the terms of the MSAs, XpresTest provides the physician practices with medical facilities, equipment, supplies, non-licensed staff, and management services, in return for a monthly management fee.

We currently have two reportable operating segments: XpresSpa and XpresTest. As of December 31, 2020, we operated  45 XpresSpa locations, consisting of 40 domestic (including one franchise location) and 5 international locations, and XpresTest, through its XpresCheck brand, operated in 5 domestic airport locations.

As a result of the coronavirus pandemic, effective March 24, 2020, we temporarily closed all global XpresSpa locations due to the categorization by local jurisdictions of the spa locations as “non-essential services.” Substantially all of our XpresSpa locations remain closed.   During 2020 and 2019, XpresSpa Group generated $8,385,000 and $48,515,000 in revenue, respectively. In 2020 and 2019, approximately 84% and 82% of XpresSpa Group’s total revenue was generated by XpresSpa services, primarily massage and nailcare, respectively. In 2020 and 2019, XpresSpa retail products and travel accessories accounted for 12% and 15%, respectively, of revenue and 4% and 3%, respectively, was other revenue generated through product placement arrangements in XpresSpa spas and from management fees earned by XpresTest.

Reverse Stock Split

On June 11, 2020, we effected a 1-for-3 reverse stock split, whereby every three shares of our Common Stock was reduced to one share of our Common Stock and the price per share of our Common Stock was multiplied by 3. All references to shares and per share amounts have been adjusted to reflect the reverse stock split.

Our Strategy and Outlook

We believe that our company is well positioned to benefit from consumers’ growing interest in travel health and wellness and increasing demand for health and wellness related services and products.

XpresSpa was created for travelers to address the stress and idle time spent at the airport, allowing travelers to spend this time relaxing and focusing on personal care and wellness. It is a well-recognized and popular airport spa brand with a dominant market share in the United States, with nearly three times the number of domestic locations as its closest competitor.

Travel needs are changing based on new health and passenger safety concerns resulting from the COVID-19 pandemic.  Therefore, in 2020 we created a companion company, XpresCheck, which is also in airports and which offers COVID-19 testing and other medical diagnostic testing services to airport employees and the traveling public.

Further, the Company is developing a travel health and wellness brand that is positioned for a post-pandemic world and that leverages its historic travel wellness experience and newly acquired healthcare expertise. The Company is preparing a launch of a Travel Health and Wellness company delivering on-demand access to integrated healthcare through technology and personalized services.

The Company sees this concept evolution as a significant opportunity to be a category innovator in a new niche industry where it can leverage technology in addition to its existing real estate and airport experience in providing travelers with peace of mind and access to integrated care. The brand name of this concept will be announced at a later date.

While COVID-19 testing will be available under this new brand, the broader suite of services may include: pre-travel health and wellness planning, on-site medical services such as metabolic panel testing, anxiety care, and convenient travel care; virtual chat care and video care through a partnership with an established telemedicine company; and access to virtual wellness care such as guided meditations and yoga.

Recent Developments

Effects of Coronavirus on XpresSpa

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The outbreak impacted the global economy, resulting in rapidly changing market and economic conditions. National and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The outbreak and associated restrictions on travel have had a material adverse impact on our XpresSpa business and cash flow from operations, similar to many businesses in the travel sector.

Effective March 24, 2020, we temporarily closed all global XpresSpa spa locations, largely due to the categorization of the spa locations by local jurisdictions as “non-essential services.” Substantially all of our spa locations remain closed. We look to reopen our XpresSpa spa locations and resume normal operations once restrictions are lifted and airport traffic returns to sufficient levels to economically support operations.

We have received rent concessions from landlords on a majority of our airport location leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. We expect to realize additional rent concessions while our XpresSpa locations remain closed.

The impact of COVID-19 may continue if the rates of infection do not decrease as a result of social distancing measures or if vaccinations do not effectively reduce the rates of infection, and additional restrictive measures may be necessary.  We continue to reassess our projections in light of the continuing effect the pandemic is having on our market and economic conditions in the industry in which we operate.

XpresCheck Wellness Centers

In response to the need for COVID-19 testing, XpresTest, through its XpresCheck Wellness Centers and under the terms of Managed Services Agreements (“MSAs”) with physician practices, began offering COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, TSA and U.S. Customs and Border Protection agents, and the general public.

On May 22, 2020, we announced the signing of a contract with JFK International Air Terminal LLC (“JFK”) to pilot test our XpresCheck Wellness Centers concept, providing diagnostic COVID-19 PCR and antibody tests to airport employees and the traveling public. To facilitate the JFK pilot test, we signed an agreement with JFK for a new modular constructed testing facility within the terminal that hosts nine separate testing rooms. The pilot test at JFK launched on June 22, 2020.

On August 13, 2020, we announced that we had signed a contract with the Port Authority of New York and New Jersey to provide diagnostic COVID-19 testing at Newark Liberty International Airport. We built a modular constructed testing facility that hosts six separate testing rooms. The facility opened on August 17, 2020.

On October 7, 2020 we added an Abbott ID Now Rapid Molecular test to our offerings. These tests proved our most popular, growing from 35% to over 75% of all visits while total visits grew by more than 350% by year end 2020.

On October 28, 2020, we announced the opening of an XpresCheck Wellness Center at Boston’s Logan International Airport. It contains seven separate testing rooms to provide diagnostic COVID-19 testing.

Additional XpresCheck Wellness Centers were opened in Phoenix on November 23, 2020 and Denver on December 16, 2020.

On December 15, 2020, XpresCheck entered into an agreement with United Airlines under which XpresCheck™ agreed to provide pre-travel onsite COVID-19 testing services for certain selected United flights originating in or connecting through various major U.S. domestic hubs, including Newark Liberty International Airport (EWR), Logan International Airport (BOS) and Denver International Airport (DEN),

We anticipate the demand for COVID testing to continue well into or beyond 2021.  While closures, social distancing and vaccine deployment will reduce the incidence of COVID19, variants and  the speed with which the world is inoculated will necessitate continued vigilance.  We continue to evaluate alternative testing protocols and work in partnership with airlines for safe travels.

Impairment

We completed an assessment of our property and equipment and operating lease right of use assets for impairment as of December 31, 2020. Based upon the results of the impairment test, we recorded an impairment expense related to property and equipment and operating lease right of use assets of $4,954,000 and $6,341,000, respectively, during the year ended December 31, 2020, which is included in Impairment/disposal of assets in our consolidated statements of operations and comprehensive loss. The expense was primarily related to the impairment of leasehold improvements made to certain XpresSpa spa locations and operating lease right of use assets where management determined that the locations’ discounted future cash flows were not sufficient to recover the carrying value of these assets over the remaining lease term.

We completed an assessment of our intangible assets for impairment as of December 31, 2020. Based upon the results of the impairment test, we recorded an impairment expense related to intangible assets of $3,934,000 during the year ended December 31, 2020, which is included in Impairment/disposal of assets in our consolidated statements of operations and comprehensive loss. The expense was related to the impairment of the XpresSpa trademarks, where management determined that in light of the effect of the COVID-19 pandemic, the XpresSpa brand’s discounted future cash flows were not sufficient to recover the carrying value of these assets.

The full extent to which COVID-19 will impact our results will depend on future developments, which are highly uncertain and cannot be predicted with accuracy, including new information which may emerge concerning the severity of the virus, the actions to contain or treat its impact and vaccinations.

The impact of the COVID-19 pandemic could continue to have a material adverse effect on our XpresSpa business, results of operations, financial condition, liquidity and prospects in the near-term and beyond 2020. While we have used all currently available information in our forecasts, the ultimate impact of the COVID-19 pandemic on our results of operations, financial condition and cash flows is highly uncertain. Our results of operations, financial condition and cash flows are dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which at the present time are highly uncertain and cannot be predicted with accuracy. The success or failure of our newly launched XpresCheck™ Wellness Centers could also have a material effect on our results of operations, financial condition and cash flows.

Chief Financial Officer (CFO) and Chief Operating Officer (COO) Transition

Effective December 14, 2020, James A. Berry was appointed as Chief Financial Officer and Scott R. Milford was promoted to Chief Operating Officer.

CFO – James A. Berry

Mr. Berry, 64, has served as the Chief Financial Officer of ClearChoiceMD Urgent Care, an early-stage, multi-state, multi-site urgent care organization, since 2016. Prior to that, he served as Vice President-Finance and Corporate Treasurer of CareWell Urgent Care, a high-growth developer and operator of urgent care centers, from 2013 to 2016. Mr. Berry previously served in various roles with University Emergency Medical Foundation from 2001 to 2012, including Chief Operating Officer; Director, Business Operations; and Controller; and was a Principal/Consultant with Psymed Resources from 1992-2001. He holds a Bachelor of Science in Biochemistry from the University of Massachusetts, Amherst and a Master of Business Administration from Purdue University.

COO – Scott R. Milford

Mr. Milford, 56, has served as the Company’s Chief People Officer since July 2019. Before joining the Company, he served as VP, People Operations of SoulCycle from January to July 2019. Prior to that, he served as Chief People Officer for Bayada Home Health during 2018. Previously, he was Senior Vice President – Human Resources for Le Pain Quotidien from 2016 to 2018, and Senior Vice President – Human Resources for Town Sports from 2009 to 2015. His other relevant experience includes senior Human Resources leadership positions at Starbucks Coffee Company (2003-2008), Universal Music Group (1999-2003), and Blockbuster Entertainment and its parent Viacom International (1991-1999).

Competition

All global XpresSpa locations, largely due to the categorization of the spa locations by local jurisdictions as “non-essential service,” were closed as of March 24, 2020.  As of December 31, 2020,  all XpresSpas, in 43 total locations in 24 airports in the  United States and Netherlands, remained closed.   The two XpresSpas located in the United Arab Emirates reopened.   Our domestic units operate within many of the largest and most heavily trafficked airports in the United States. The balance of the domestic market is highly fragmented and is represented largely by small, privately-owned entities.  The largest domestic competitor operated 15 locations in 9 airports in the United States.

There are no other multi-city multi-airport operators. Competition, where present, is typically a locally based health system urgent care center, or heath provider, or a contracted vendor of the airport.

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

We believe that XpresSpa Group is well positioned to benefit from consumers’ growing interest in health and wellness and increasing demand for spa services and related wellness products.

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

Equally as important to the industry growth is XpresSpa Group’s flexible, valuable and desirable retail format and footprint within the airport retail segment. XpresSpa Group opens multiple locations annually, which have ranged in size from 200 square feet to 2,600 square feet, with a typical size of approximately 800 square feet. XpresSpa Group is able to adapt its operating model to almost any size location available in space constrained airports. This increased flexibility compared to other retail concepts allows XpresSpa Group to operate multiple stores within an airport.

XpresSpa Group believes that its operating metrics represent an attractive return on invested capital and, as a result, is pursuing new locations at airports and terminals around the country. Historically, XpresSpa has won the majority of all requests for proposal (“RFP”) in which it has participated.

Normal market conditions and behavior have been negatively impacted by the recent outbreak of COVID-19. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The outbreak is having an impact on the global economy, resulting in rapidly changing market and economic conditions. Similar to many businesses in the travel sector, our business has been materially adversely impacted by the recent COVID-19 outbreak and associated restrictions on travel that have been implemented. Effective March 24, 2020, we temporarily closed all global spa locations, largely due to the categorization of our spa locations by local jurisdictions as “non-essential services”.  We believe the market conditions will return to normal and we look to reopen our spa locations and resume normal operations once the restrictions on non-essential services are lifted and airport traffic returns to sufficient levels to support our operations and achieve adequate unit-level economics, including acceptable profit levels.

The market for XpresCheck is predominantly airline passengers requiring a negative COVID  test at their destinations to avoid quarantine, with much smaller components of airline employees and general public electing testing at the airport.  We believe this market will continue to exist into and potentially beyond 2021, albeit with some changes in the size and test types.

Our new concept envisions delivering integrated health and wellness care, through technology and services, accessed at on-site airport wellness centers as well as outside of airports.  We expect this travel health and wellness brand to expand our relevant market well beyond the flying passengers of the airports, in which we have a physical presence, and into a digital experience before, during and after travel.  We also believe these offerings will be more relevant products and services and hence consumed by a greater portion of our target population.

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

We are also subject to HIPAA and the HITECH Act as they relate to patients’ Protected Health Information (PHI), patient rights, breach notification and other actions.

Employees

Effective March 24, 2020, we temporarily closed all global locations and furloughed the majority of our XpresSpa and corporate employees, largely due to the categorization of our spa locations by local jurisdictions as “non-essential services” in connection with the outbreak of COVID-19. We look to reinstate furloughed employees on a location-by-location basis at such time as restrictions related to non-essential services are eliminated at such locations and local airport traffic returns to sufficient levels to support our operations and achieve adequate unit-level economics, including acceptable profit levels.

As of March 15, 2021, we had approximately 119 full-time and 33 part-time employees of XpresSpa Group. XpresSpa  had approximately 12 furloughed employees in San Francisco International Airport and 22 furloughed employees in Los Angeles International Airport who are represented by a labor union and are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

Corporate Information

On January 5, 2018, we changed our name to XpresSpa Group, Inc. from FORM Holdings Corp. as part of a rebranding that aligned our corporate strategy to build a pure-play health and wellness services company. Our Common Stock, par value $0.01 per share, which was previously listed under the trading symbol “FH” on the Nasdaq Capital Market, has been listed under the trading symbol “XSPA” since January 8, 2018. Our principal executive offices are located at 254 West 31st Street, 11th Floor, New York, New York 10001. Our telephone number is (212) 309-7549 and our website address is www.xpresspagroup.com. We also operate the websites www.xpresspa.com and www.xprescheck.com.

References in this Annual Report on Form 10-K to our website address does not constitute incorporation by reference of the information contained on the website. We make our filings with the Securities and Exchange Commission, or the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and amendments to the foregoing reports, available free of charge on or through our website as soon as reasonably practicable after we file these reports with, or furnish such reports to, the SEC. In addition, we post the following information on our website:

●	our corporate code of conduct and our insider trading compliance manual; and
●	charters for our audit committee, compensation committee, and nominating and corporate governance committee.

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

Risk Factor Summary

Risks Related to our Financial Condition and Capital Requirements

●	The ongoing COVID-19 pandemic may continue to adversely affect our business operations, employee availability, financial condition, liquidity and cash flow for an extended period of time.
●	We may be unable to remediate the material weakness in our internal control over financial reporting that we identified, or otherwise to maintain effective internal control over financial reporting.
●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
●	Global economic and market conditions may adversely affect our business, financial condition and operating results.
●	We are not currently cash flow positive and will depend on availability of funding to open new locations.

Risks Related to our Business Operations

●	We have limited operating history in the diagnostic testing and vaccination industry.
●	We may never establish long-term formal contracts and relationships with professional practices for medical testing and vaccinations in our XpresCheck™ Wellness Centers.
●	We may be unable to successfully secure new locations for, or transition our existing spa facilities into, XpresCheck™ Wellness Centers for medical testing and vaccinations.
●	Any delays or difficulties securing laboratory substances, equipment and other materials used for COVID-19 tests could disrupt our operations and materially harm our business.
●	The COVID-19 testing technology we have chosen may not perform as expected.
●	Our medical testing and vaccination capabilities may never achieve significant acceptance.
●	Any disputes relating to improper handling, storage or disposal of the potentially hazardous materials, chemicals and patient samples in our XpresCheck diagnostic testing and vaccination business could be time consuming and costly.
●	Changes in laws and regulations to which our business is subject, or failure to comply with existing or future laws and regulations, could result in increased costs and the imposition of fines or penalties.
●	Changes in the way that the FDA regulates COVID-19 tests could result in the delay or additional expense in XpresCheck offering tests.
●	Our professional practice partner’s failure to accurately bill for testing services, or to comply with applicable laws relating to government healthcare programs, could adversely affect our business.
●	We depend on third parties to provide services critical to our XpresCheck diagnostic testing and vaccination business, and we would by adversely impacted by their failure to comply with applicable laws and regulations or breaches of their information technology systems.
●	Our business operations may be materially impaired if we do not comply with privacy laws or information security policies, including laws protecting health information and personal data.
●	Hardware and software failures or delays in our information technology systems or payment systems could disrupt our operations and cause the loss of confidential information, customers and business opportunities.

●	Our capital expenditures in XpresCheck™ Wellness Centers may not generate a positive return and we will incur significant additional costs.
●	We rely on international and domestic airplane travel, and the time that airline passengers spend in United States airports post-security.
●	We rely on a limited number of distributors and suppliers for certain of our products, and events outside our control may disrupt our supply chain and ultimately cause us to lose our concessions.
●	Our operating results may fluctuate significantly due to factors beyond our control.
●	Our expansion into new airports or off-airport locations may present increased risks due to our unfamiliarity with those areas.
●	We may not be able to execute our growth strategy to expand and integrate new concessions or future acquisitions into our business or remodel existing concessions.
●	If the estimates and assumptions we use to determine the size of our market are inaccurate, our future growth rate may be impacted.
●	Our business requires substantial capital expenditures and we may not have access to the capital required to maintain and grow our operations.
●	We currently rely on a skilled, licensed labor force to provide spa services, and the supply of this labor force is finite.
●	Unionization of our labor force or continued minimum wage increases could increase our cost of labor.
●	We compete for new locations in airports and may not be able to secure new locations.
●	We may not be able to predict accurately or fulfill customer preferences or demands.
●	Our leases may be terminated, either for convenience by the landlord or as a result of an XpresSpa default.
●	Our ability to operate depends on the traffic patterns of the terminals in which we operate.
●	We are dependent on our local partners.
●	Failure to comply with minimum airport concession disadvantaged business enterprise participation goals and requirements could lead to lost business opportunities or the loss of existing business.
●	If we are unable to protect our customers’ credit card data and other personal information, we could be exposed to data loss, litigation and liability, and our reputation could be significantly harmed.
●	Negative social media regarding XpresSpa could result in decreased revenues and impact XpresSpa’s ability to recruit workers.
●	We source, develop and sell products that may result in product liability defense costs and product liability payments.
●	We have commenced legal proceedings and/or licensing discussions with security, content distribution and/or telecommunications companies, which may be time consuming, may fail to lead to a license, or may result in litigation.
●	We may fail or be unable to protect our patents, trademarks or other proprietary rights we use.
●	We and our subsidiaries have been, are, and may become involved in litigation that could divert management’s attention and harm our businesses.
●	Future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition and results of operations.

Risks Related to our Business Operations

●	The market price of our Common Stock historically has been and likely will continue to be highly volatile, and our Common Stock has historically traded in low volumes.
●	Future sales of our shares of Common Stock or the exercise of a substantial number of warrants or options could cause the market price of our Common Stock to drop significantly, even if our business is otherwise performing well.
●	We have no current plans to pay dividends on our Common Stock, and our investors may not receive funds without selling their stock.
●	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our Common Stock.

Risks Related to our Financial Condition and Capital Requirements

The ongoing COVID-19 pandemic was declared a pandemic by the World Health Organization on March 11, 2020 and has rapidly spread throughout the United States and worldwide, and may continue to adversely affect our business operations, employee availability, financial condition, liquidity and cash flow for an extended period of time.

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

In connection with the preparation of our annual financial statements for the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our results of operations and financial position.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. In connection with our audit of the year ended December 31, 2020, we identified a material weakness in our internal controls over our financial close and reporting process. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Our management has concluded that additional formal procedures need to be put in place in the financial close and reporting process to ensure that appropriate reviews occur on all financial reporting analysis in a timely manner. We also concluded that we did not maintain a sufficient complement of corporate employee personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately. As this deficiency created a reasonable possibility that a material misstatement would not have been prevented or detected in a timely basis, management concluded that the control deficiency represented a material weakness and accordingly our internal control over financial reporting was not effective as of December 31, 2020.

We are still considering the full extent of, and implementing, the procedures to implement in order to remediate the material weakness described above. Our preliminary remediation plan, complemented by our existing outsourced internal audit procedures, includes implementing a more robust review process, an increase in the supervision and monitoring of the financial reporting processes and our accounting personnel, and implementing better controls over calculations, analysis and conclusions associated with non-routine transactions at a more precise level. Moreover, we have hired a new chief financial officer and a new controller, each within the last six months of the date of this report, and such individuals will be criticial to the implementation of such procedures.

We cannot assure you that any of our remedial measures will be effective in resolving this material weakness. If our management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if additional material weaknesses in our internal controls are identified in the future, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate, qualified financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could adversely affect our results of operations and financial condition.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, our estimated aggregate total net operating loss carryforwards (“NOLs”) were $150,926,000 for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $60,269,000 for U.S. federal purposes with an indefinite life due to new regulations in the Tax Cuts and Jobs Act of 2017. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain stockholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Additionally, the Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, the Company’s ability to utilize all such NOL and credit carryforwards may be limited. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

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

We are not currently cash flow positive and will depend on funding to fund our ongoing business strategy. In the event that capital is unavailable, we will not be able to open new XpresCheck locations or fully develop our new travel health and wellness concept .

Throughout its operating history, we have not generated sufficient cash from operations to fund our new store development. The design and implementation of our new travel health and wellness concept, as well as identification, management and implementation of opening additional XpresCheck Wellness Centers, will be capital intensive, , While we have mitigated the cash crisis we faced in the first half of 2020, we will be dependent upon managing and effectively deploying our cash resources and will likely require additional funding for our new location growth for XpresCheck Wellness Centers and the design and lauch of our new travel health and wellness concept until such time as we can produce enough cash to profitably fund our own location growth and ongoing development efforts..

Risks Related to our Business Operations

We have limited operating history in the diagnostic testing and vaccination industry.

Despite our management’s extensive experience in health and wellness services, we have very limited specific operating history in the diagnostic testing and vaccination industry, including providing management services to a professional practice offering diagnostic testing or vaccination services. We face substantial risks and uncertainties to which our new diagnostic testing and vaccination line of business is subject. To address these risks and uncertainties, we must, among other things, successfully execute our business strategy, respond to competitive developments and attract and retain qualified personnel. We cannot assure you that we will operate profitably or that our business strategy will be successful. As a result, our diagnostic testing and vaccination line of business may not succeed.

We may never establish long-term formal contracts and relationships with professional practices for the ordering of and collection of samples for, or with laboratories for the performance of, COVID-19 and other medical testing and vaccination services in our XpresCheck™ Wellness Centers.

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

There can be no assurances that we will be able to open new XpresCheck™ Wellness Centers or further expand our initial sites, including JFK International Airport, Newark Liberty International Airport, Boston Logan International Airport, in order make available or renovate our other existing spa facilities for the purpose of operating a location at which XpresCheck COVID-19 testing will be ordered and/or performed by a professional practice. In addition, we have expanded our testing capabilities to include rapid testing services for other communicable diseases, including influenza, mononucleosis and group A streptococcus, as well as seasonal flu vaccination services which may require additional renovations and costs. If we are unable to successfully transition such facilities to locations at which COVID-19 testing or other medical testing and vaccination services will be ordered and/or performed due to issues with lease agreements, permits, licenses or other delays, we will not be able to move forward with our planned business transition.

We rely on a limited number of professional practices and suppliers and, in some cases, a single professional practice or supplier, for the COVID-19 test and certain of the laboratory substances, equipment and other materials used for COVID-19 tests, and any delays or difficulties securing these materials could disrupt our operations and materially harm our business.

We plan to contract with a limited number of professional practices, and potentially only a single professional practice, for the ordering of and collection of samples for COVID-19 testing. We currently rely on a limited number of suppliers for test kits, seasonal flu vaccines, collection supplies, reagents, and various other equipment and materials we intend to use in performing COVID-19 or other medical testing or for administering seasonal flu vaccines, and we may not be able to increase our number of suppliers significantly for these items. We currently do not have formal long-term agreements with any professional practice or supplier, and, as a result, our professional practice partners or suppliers could cease supplying these services or tests, materials and equipment to us at any time due to our inability to reach agreement on terms, disruptions in the professional practice’s or supplier’s operations, a determination to pursue other activities or lines of business, or for other reasons, or the professional practice or supplier could fail to provide us with sufficient quantities of services or materials that meet our specifications. Transitioning to a new professional practice or supplier or locating a temporary substitute, even if available, would be time-consuming and expensive, could result in interruptions in or otherwise affect the performance specifications of our intended operations, or could require that we revalidate the tests we use. In addition, the use of services, equipment or materials provided by a replacement professional practice or supplier could require us to alter our future operations and procedures. Moreover, we believe there are currently only a limited number of manufacturers that are capable of supplying and servicing some of the equipment and other materials necessary for our intended operations. As a result, replacement equipment and materials that meet our quality control and performance requirements may not be available on reasonable terms, in a timely manner or at all. If we encounter delays or difficulties securing, reconfiguring or revalidating the equipment, reagents and other materials required for administering tests, our operations could be materially disrupted and our business, financial condition, results of operations, and reputation could be adversely affected. We also may experience services or supply issues as we increase the volume or scope of our testing and vaccination services.

The COVID-19 testing technology we have chosen may not perform as expected, as a result of human error or otherwise, and may not aid in the testing of this virus.

On June 22, 2020, our professional practice partner began performing point of care COVID-19 testing at our JFK Airport XpresCheck location, and our testing service has since expanded to Newark Liberty International Airport and Boston Logan International Airport. Our success will depend on the COVID-19 and other communicable diseases testing technology we have chosen to use to provide a reliable, high-quality diagnostic result. Diagnostic testing for COVID-19 is relatively new, and there is no guarantee that the COVID-19 test technology we are currently using, or that we may choose to use in the future, will be accurate. We believe that customers will be particularly sensitive to COVID-19 test defects and errors. As a result, the failure of the chosen tests to perform as expected could significantly impair our reputation and the public image of the tests we use. There can be no assurance that the COVID-19 test technology will be broadly adopted for use. Many companies are developing tests for COVID-19 and the COVID-19 test technology we are currently using may not be effective. As a result, the failure or perceived failure of the chosen tests to perform as expected could have a material adverse effect on our business, financial condition, results of operation and cash flows. If there is little or no demand for the COVID-19 test, our business could be materially harmed. Moreover, as testing technology evolves, develops and improves over time, we may not be able to identify and gain access to the latest and best COVID-19 testing methodologies and equipment.

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

We may expend substantial funds and management effort on the development and marketing of our professional practice partner’s COVID-19 testing capabilities with no assurance that we will be successful in implementing our planned diagnostic testing business. Our ability to successfully offer COVID-19 tests will depend significantly on the perception that the tests used by our professional practice partner can reduce transmission risk and are reliable.  Further, the success of our business may depend on being part of a national rollout of COVID-19 vaccinations. Moreover, we cannot assure you regarding the availability of, or our access to, various COVID-19 vaccinations. In addition, we are working with major airlines to support creation of potential air bridges between U.S. cities and international destinations, including, but not limited to, New York to London, and are engaged in discussions with multiple emerging Health Passport Apps.  These apps would directly link into COVID-19 test results from there partnered labs, so that passengers would be able to show their test results through these apps to airlines and destinations in order to facilitate a hassle-free entry and avoid quarantines, where applicable. However, there can be no assurance as to the degree to which our public testing model assists passengers meet testing requirements for entry into, or avoidance of quarantine in various states and countries, and we may not be able to execute our COVID-19 testing strategy and our business results may be harmed.

In addition, we have expanded our testing capabilities to include rapid testing services for other communicable diseases, including influenza, mononucleosis and group A streptococcus, as well as seasonal flu vaccines. These plans will require us to expend additional funds and efforts to obtain medical testing supplies for these additional communicable diseases and to market our capabilities in these additional areas. Demand for these additional testing and vaccination services may never meet anticipated levels, which would have a material adverse effect on our business, financial condition and results of operations.

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

We rely on international and domestic airplane travel, and the time that airline passengers spend in United States airports post-security. Continued lower demand for airline travel, a decrease in the desire of customers to buy spa services and products, or decreased time spent in airports would negatively impact XpresSpa’s operations.

XpresSpa depends upon a large number of airplane travelers with the propensity for health and wellness, and in particular spa treatments and products, spending significant time post-security clearance check points.

If the number of airline travelers decreases, the time that these travelers spend post-security decreases, and/or if travelers ability or willingness to pay for XpresSpa’s products and services diminishes, this could have an adverse effect on XpresSpa’s growth, business activities, cash flow, financial condition and results of operations. Some reasons for these events could include:

●	the impact of a public health epidemic, including the novel coronavirus (“COVID-19”), which has interfered and may continue to interfere with our ability, or the ability of our employees, workers, contractors, suppliers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. A public health epidemic, including COVID-19, poses the risk of disruptions from the temporary closure of third-party suppliers and manufacturers, restrictions on the shipment of our products, restrictions on our employees' and other service providers' ability to travel, the decreased willingness or ability of our customers to travel or to utilize our services and shutdowns that may be requested or mandated by governmental authorities. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others;
●	the temporary closure of our spa locations, largely due to the categorization of such spa locations by local jurisdictions as “non-essential services” in connection with the ongoing outbreak of COVID-19;
●	terrorist activities (including cyber-attacks) impacting either domestic or international travel through airports where XpresSpa operates, causing fear of flying, flight cancellations, or an economic downturn, or any other event of a similar nature, even if not directly affecting the airline industry, may lead to a significant reduction in the number of airline passengers;
●	a decrease in business spending that impacts business travel, such as a recession;
●	a decrease in consumer spending that impacts leisure travel, such as a recession or a stock market downturn or a change in consumer lending regulations impacting available credit for leisure travel;
●	an increase in airfare prices that impacts the willingness of air travelers to fly, such as an increase in oil prices or heightened taxation from federal or other aviation authorities;
●	severe weather, ash clouds, airport closures, natural disasters, strikes or accidents (airplane or otherwise), causing travelers to decrease the amount that they fly and any of these events, or any other event of a similar nature, even if not directly affecting the airline industry, may lead to a significant reduction in the number of airline passengers;
●	scientific studies that malign the use of spa services or the products used in spa services, such as the impact of certain chemicals and procedures on health and wellness; or

●	streamlined security screening checkpoints, which could decrease the wait time at checkpoints and therefore the time air travelers budget for spending time at the airport.

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

Our operating results may fluctuate significantly due to certain factors, some of which are beyond our control.

XpresSpa’s operating results may fluctuate from period to period significantly because of several factors, including:

●	the timing and size of new unit openings, particularly the launch of new terminals;
●	passenger traffic and seasonality of air travel;

●	changes in the price and availability of supplies;
●	macroeconomic conditions, nationally locally and internationally;
●	changes in consumer preferences and competitive conditions;
●	expansion to new markets and new locations; and
●	increases in infrastructure costs, including those costs associated with the build-out of new concession locations and renovating existing concession locations.

XpresSpa’s operating results may fluctuate significantly as a result of the factors discussed above. Accordingly, results for any period are not necessarily indicative of results to be expected for any other period or for any year.

Our expansion into new airports or off-airport locations, and to the online marketplace, may present increased risks due to its unfamiliarity with those areas.

XpresSpa’s growth strategy depends upon managing our XpresCheck Wellness Center growth, and transitioning to our travel health and wellness concept, which will expanding into markets (including an online presence) where have little or no meaningful operating experience. Those markets and locations may have demographic characteristics, consumer tastes and discretionary spending patterns that are different from those in the markets where our existing spa and testing operations are located. As a result, new airport terminal and/or off-airport operations may be less successful than existing concession locations in current airport terminals. XpresSpa may find it more difficult in new markets to hire, motivate and keep qualified employees who can project its vision, passion and culture. XpresSpa may also be unfamiliar with local laws, regulations and administrative procedures, including the procurement of spa services retail licenses, in new markets which could delay the build-out of new concession locations and prevent it from achieving its target revenues on a timely basis. Operations in new markets may also have lower average revenues or enplanements than in the markets where XpresSpa currently operates. Operations in new markets may also take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby negatively affecting XpresSpa’s results of operations.

Our growth strategy is dependent in part on our ability to successfully identify and open new locations.

Implementing this part of our strategy depends on our ability to successfully identify new locations. We will also need to assess and mitigate the risk of any new locations, to open the location on favorable terms and to successfully integrate their operations with ours. We may not be able to successfully identify opportunities that meet these criteria, or, if we do, we may not be able to successfully negotiate and open new locations on a timely basis. If we are unable to identify and open new locations in accordance with its operating plan, our revenue growth rate and financial performance may fall short of our expectations.

Our profitability relating to our  operations depends on the number of airline passengers in the terminals in which we have concessions. Changes by airport authorities or airlines that lower the number of airline passengers in any of these terminals could affect our business, financial condition and results of operations.

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

In particular, new concessions and acquisitions, and in some cases future expansions and remodeling of existing concessions, could pose numerous risks to our operations, including that we may:

●	have difficulty integrating operations or personnel;
●	incur substantial unanticipated integration costs;
●	experience unexpected construction and development costs and project delays;
●	face difficulties associated with securing required governmental approvals, permits and licenses (including construction permits) in a timely manner and responding effectively to any changes in federal, state or local laws and regulations that adversely affect our costs or ability to open new concessions;

●	have challenges identifying and engaging local business partners to meet Airport Concession Disadvantaged Business Enterprise ("ACDBE") requirements in concession agreements;
●	not be able to obtain construction materials or labor at acceptable costs;
●	face engineering or environmental problems associated with our new and existing facilities;
●	experience significant diversion of management attention and financial resources from our existing operations in order to integrate expanded, new or acquired businesses, which could disrupt our ongoing business;
●	lose key employees, particularly with respect to acquired or new operations;
●	have difficulty retaining or developing acquired or new business customers;
●	impair our existing business relationships with suppliers or other third parties as a result of acquisitions;
●	fail to realize the potential cost savings or other financial benefits and/or the strategic benefits of acquisitions, new concessions or remodeling; and
●	incur liabilities from the acquired businesses and we may not be successful in seeking indemnification for such liabilities.

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

Market opportunity estimates and growth forecasts are subject to uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Annual Report on Form 10-K relating to the size and expected reemergence of the travel retail market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and rate of return to normalized travel activity, our business could fail to reemerge or grow at similar rates, if at all. The principal assumptions relating to our market opportunity include projected reemergence and growth in the travel retail market and our share of the market. If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.

Our business requires substantial capital expenditures and we may not have access to the capital required to maintain and grow our operations.

Maintaining and expanding our operations in our existing and new locations, expanding our testing operations, and the development of a new branding concept in the travel health and wellness space are all capital intensive activities. Specifically, the construction, redesign and maintenance of our locations in airport terminals where we operate, technology costs, and compliance with applicable laws and regulations require substantial capital expenditures. Moreover, the creation of a digital platform in the travel health and wellness space will take substantial capital resources.  In connection with all of the foregoing, we may require additional capital in the future to fund our operations and respond to potential strategic opportunities, such as investments, acquisitions and expansions.

In the past year, we have been able to obtain such additional capital through access to the equity markets, selling our common stock and warrants.  We may not be able to obtain additional financing through equity capital when needed, on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our Common Stock.  Moreover, our ability to raise additional equity capital will be constrained because we have relatively few authorized shares of Common Stock that are not issued and outstanding or reserved for future issuance, and we may need to increase our authorized shares or undertake a reverse stock split in the near future to maintain our flexibility in access the equity capital markets. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our business plans. Any such financing that we undertake will likely be dilutive to our current stockholders.

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

We currently rely on a skilled, licensed labor force to provide spa services, and the supply of this labor force is finite. If we cannot hire adequate staff for our locations, we will not be able to operate.

As of March 15, 2021, XpresSpa had approximately 119 full-time and 33 part-time employees in its locations. Excluding some dedicated retail staff, the majority of these employees are licensed to perform spa services, and hold such licenses as masseuses, nail technicians, aestheticians, barbers and master barbers. The demand for these licensed technicians has been increasing as more consumers gravitate to health and wellness treatments such as spa services. XpresSpa competes not only with other airport-based spa companies but with spa companies outside of the airport for this skilled labor force. In addition, all staff hired by XpresSpa must pass the background checks and security clearances necessary to work in airport locations. If XpresSpa is unable to attract and retain qualified staff to work in its airport locations, its ability to operate will be impacted negatively.

Effective March 24, 2020, we temporarily closed all global locations and furloughed the majority of our XpresSpa employees, largely due to the categorization of such spa locations by local jurisdictions as “non-essential services” in connection with the outbreak of COVID-19. We will evaluate reinstating the furloughed employees when restrictions related to non-essential services are eliminated, but there can be no assurances that such employees will return to our locations in a timely manner or at all.

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

Our labor force could unionize, putting upward pressure on labor costs.

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

We compete for new locations in airports and may not be able to secure new locations.

We participate in the highly competitive and lucrative airport concessions industry, and as a result compete for retail leases with a variety of larger, better capitalized concessions companies as well as smaller, mid-tier and single unit operators. Frequently, an airport includes only one similar travel health and wellness concept per terminal within its retail offering and, in those instances, we compete primarily with these other concessionaires.

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

Our leases may be terminated, either for convenience by the landlord or as a result of an XpresSpa default.

XpresSpa has store locations and kiosks in a number of airports in which the landlord, with prior written notice to XpresSpa, can terminate XpresSpa’s lease, including for convenience or as necessary for airport purposes or operations. If a landlord elects to terminate a lease at an airport, XpresSpa may have to shut down one or more store locations at that airport.  In addition, we have received rent concessions from landlords on a majority of our airport location leases relating to our temporary closures in response to the ongoing COVID-19 pandemic, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals.  These deferrals may lapse or expire with respect to any particular spa location before we believe it makes economic sense to reopen that location, in which case the landlord may decide to terminate the lease for that location if we do not agree to reopen it.

Additionally, XpresSpa leases have numerous provisions governing the operation of XpresSpa’s stores. Violation of one or more of these provisions, even unintentionally, may result in the landlord finding that XpresSpa is in default of the lease. Violation of lease provisions may result in fines and, in some cases, termination of a lease.

Our ability to operate depends on the traffic patterns of the terminals in which we operate, and the cessation or disruption of air traveler traffic in these terminals would negatively impact XpresSpa’s addressable market.

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

Continued minimum wage increases could negatively impact our cost of labor.

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

If we are unable to protect our customers’ credit card data and other personal information, we could be exposed to data loss, litigation and liability, and our reputation could be significantly harmed.

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

We employ people in multiple different jurisdictions, and the employment laws of those jurisdictions are subject to change. In addition, our services are regulated through government-issued operating licenses. Noncompliance with applicable laws could result in employee lawsuits or legal action taken by government authorities.

XpresSpa must comply with a variety of employment and business practices laws across the United States, Netherlands and United Arab Emirates. XpresSpa monitors the laws governing its activities, but in the event it does not become aware of a new regulation or fails to comply with a regulation, it could be subject to disciplinary action by governing bodies and potentially employee lawsuits.

We source, develop and sell products that may result in product liability defense costs and product liability payments.

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

A court may find our patents invalid, not infringed or unenforceable and/or the USPTO or other relevant patent offices in various countries may either invalidate the patents or materially narrow the scope of their claims during the course of a reexamination, opposition or other such proceeding. In addition, even with a positive trial court verdict, the patents may be invalidated, found not infringed or rendered unenforceable on appeal. This risk may occur either presently or from time to time in connection with future litigations we may bring.

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

As of March 26, 2021, we have 105,282,382 shares of Common Stock issued and outstanding, excluding shares of Common Stock issuable upon exercise of warrants, options or restricted stock units. As shares saleable under Rule 144 are sold or as restrictions on resale lapse, the market price of our Common Stock could drop significantly if the holders of shares of restricted stock sell them or are perceived by the market as intending to sell them. This decline in our stock price could occur even if our business is otherwise performing well.

The exercise of a substantial number of warrants or options by our security holders may have an adverse effect on the market price of our Common Stock.

Should our warrants and options outstanding as of March 26, 2021 be exercised, there would be an additional 41,220,859 shares of Common Stock eligible for trading in the public market. The incentive equity instruments granted to our management, employees, directors and consultants are subject to acceleration of vesting of 75% and 100% (according to the agreement signed with each grantee) upon a subsequent change of control. Such securities, if exercised, will increase the number of issued and outstanding shares of our Common Stock. Therefore, the sale of the shares of Common Stock underlying the warrants and options could have an adverse effect on the market price for our securities and/or on our ability to obtain future financing.

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

The market price for our shares of Common Stock historically has been highly volatile, and the market for our shares has from time-to-time experienced significant price and volume fluctuations, based both on our operating performance and for reasons that appear to be unrelated to our operating performance. The market price of our shares of Common Stock may fluctuate significantly in response to a number of factors, including:

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

The continued listing standards of Nasdaq provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days or if stockholders’ equity is less than $2,500,000. On January 2, 2020, we received a deficiency letter from The Nasdaq Stock Market which indicated that we were not in compliance with the minimum bid price requirement. Although we were able to regain compliance by the applicable deadline, our stock price may fall below the minimum bid price in the future and we may be unable to regain compliance. Additionally, if we fail to comply with any other continued listing standards of Nasdaq, our Common Stock would also be subject to delisting. If that were to occur, our Common Stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Common Stock. This would significantly and negatively affect the ability of investors to trade our securities and would significantly and negatively affect the value and liquidity of our Common Stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our Common Stock. Delisting of our Common Stock also would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. Further, if we were to be delisted from The Nasdaq Capital Market, our Common Stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities.  If we seek to implement a reverse stock split in order to remain listed on The Nasdaq Capital Market, the announcement and/or implementation of a reverse stock split could significantly negatively affect the price of our Common Stock.

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

Other Risk Factors

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2020, XpresSpa Group had 50 spa and clinic locations in 25 airports, in the United States, Netherlands and United Arab Emirates. All of the locations as of that date were leased, typically with one or two renewal options after the initial term. Economic terms vary by type and location of store and, on average, the lease terms are 5-8 years with several stores operating on a month-to-month basis.

In October 2019, we relocated our Global Support Center to 254 West 31st Street in New York City. The sublease expires in September 2023. The new Global Support Center houses all corporate employees. We believe that our facility is adequate to accommodate our business needs.

ITEM 3. LEGAL PROCEEDINGS

Litigation and legal proceedings

Certain of our outstanding legal matters include speculative claims for substantial or indeterminate amounts of damages. We regularly evaluate developments in our legal matters that could affect the amount of any potential liability and make adjustments as appropriate. Significant judgment is required to determine both the likelihood of there being any potential liability and the estimated amount of a loss related to our legal matters.

With respect to our outstanding legal matters, based on our current knowledge, our management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, we have recorded a liability of approximately $2,221,000 for all outstanding legal matters as of December 31, 2020 which is included in “Accounts payable, accrued expenses and other current liabilities” in the consolidated balance sheet.

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

On January 3, 2017, XpresSpa filed a lawsuit in the Supreme Court of the State of New York, County of New York, against Cordial and several related parties. The lawsuit alleges breach of contract, unjust enrichment, breach of fiduciary duty, fraudulent inducement, fraudulent concealment, tortious interference, and breach of good faith and fair dealing. XpresSpa is seeking damages, declaratory judgment, rescission/termination of certain agreements, disgorgement of revenue, fees and costs, and various other relief. On February 21, 2017, the defendants filed a motion to dismiss. On March 3, 2017, XpresSpa filed a first amended complaint against the defendants. On April 5, 2017, Cordial filed a motion to dismiss. On September 12, 2017, the Court held a hearing on the motion to dismiss. On November 2, 2017, the Court granted the motion to dismiss which was entered on November 13, 2017. On December 22, 2017, XpresSpa filed a notice of appeal, and on September 24, 2018, XpresSpa perfected its appellate rights and submitted a brief to the Supreme Court of New York, First Department appellate court. Oral arguments on the appeal took place during early 2019. Oral argument on the appeal went forward on March 20, 2019.

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

In response to the numerous complaints it received from Cordial, the City of Atlanta required the parties to engage in mediation.  On November 22, 2019, a Mutual Release and Settlement Agreement (the “Settlement Agreement”) and a Confidential Payment Agreement (the “Payment Agreement”) have been executed by the applicable parties.  Pursuant to the terms of the settlement, all pending litigation was dismissed.   Also, pursuant to the Settlement Agreement terms, the City agreed to approve new five-year leases for the Company and Cordial to operate as joint venture partners for spas located on Concourse A and Concourse C of the Hartsfield-Jackson Atlanta International Airport (“together, “Leases”). The City has approved the new Leases, and the Leases have been executed by the Company and the City. The parties are in the process of negotiating and completing an operating agreement. Such negotiations have been deferred during the Hartsfield-Jackson Atlanta International Airport shutdown due to the pandemic.  Pursuant to the Payment Agreement, the Company has made payment and accrued the balance of the amounts due thereunder.

In re Chen et al.

In March 2015, four former XpresSpa employees who worked at XpresSpa locations in John F. Kennedy International Airport and LaGuardia Airport filed a putative class and collective action wage-hour litigation in the United States District Court, Eastern District of New York. In re Chen et al., CV 15-1347 (E.D.N.Y.) against the Company and the Company’s founders Moreton and Marisol Binn (the “Binns”). Plaintiffs claim that they and other spa technicians around the country were misclassified as exempt commissioned salespersons under Section 7(i) of the federal Fair Labor Standards Act (“FLSA”). Plaintiffs also assert class claims for unpaid overtime on behalf of New York spa technicians under the New York Labor Law, and discriminatory employment practices under New York State and City laws. On July 1, 2015, the plaintiffs moved to have the court authorize notice of the FLSA misclassification claim sent to all employees in the spa technician job classification at XpresSpa locations around the country in the last three years. Defendants opposed the motion. On February 16, 2016, the Magistrate Judge assigned to the case issued a Report & Recommendation, recommending that the District Court Judge grant the plaintiffs’ motion. On March 1, 2016, the defendants filed Opposition to the Magistrate Judge’s Report & Recommendation, arguing that the District Court Judge should reject the Magistrate Judge’s findings. On September 23, 2016, the court ruled in favor of the plaintiffs and conditionally certified the class. The parties held a mediation on February 28, 2017 and reached an agreement on a settlement in principle. On September 6, 2017, the parties entered into a settlement agreement. On September 15, 2017, the parties filed a motion for settlement approval with the Court. XpresSpa subsequently paid the agreed-upon settlement amount to the settlement claims administrator to be held in escrow pending a fairness hearing and final approval by the Court. On March 30, 2018, the Court entered a Memorandum and Order denying the motion without prejudice to renewal due to questions and concerns the Court had about certain settlement terms. On April 24, 2018, the parties jointly submitted a supplemental letter to the Court advocating for the fairness and adequacy of the settlement and appeared in Court on April 25, 2018 for a hearing to discuss the settlement terms in greater detail with the assigned Magistrate Judge. At the conclusion of the hearing, the Court still had questions about the adequacy and fairness of the settlement terms, and the Judge asked that the parties jointly submit additional information to the Court addressing the open issues. The parties submitted such information to the Court on May 18, 2018.

On August 21, 2019, the Court issued an Order denying the parties’ motion for preliminary approval of the revised settlement, as the Court still had concerns about several of the settlement terms.  At the December 6, 2019 Status Conference with the Court, the Court reiterated its denial of preliminary approval of the proposed settlement agreement.  The Court instructed a notice of pendency to be disseminated to putative collective members, who will then have a 60-day window to decide whether to participate in the case.  On or about August 10, 2020, the parties entered into settlement agreements and are seeking a preliminary approval order from the Court.

The Company retained counsel to represent the Company and the Binns. In January 2020, the Binns then retained separate counsel, and made a demand on the Company to pay such counsel’s fees.  In March 2020, the Company rejected the demand.  On July 27, 2020, the Binns filed a complaint against the Company in Delaware Chancery Court regarding the Company’s rejection of the Binns’ demand for payment of counsel’s fees. This action sought declaratory and injunctive relief compelling the Company to pay counsel’s fees and was captioned Moreton Binn and Marisol Binn v. XpresSpa Group, Inc. f/k/a Form Holdings Corp. f/k/a XpresSpa Holdings, LLC, No. 2020-0623. The Binns simultaneously filed a motion to expedite requesting an order for the defendant’s response to the complaint by August 17, 2020 and for the parties to submit briefs for judgment on the pleadings by September 2, 2020. The parties subsequently settled this action, which was voluntarily dismissed on September 17, 2020, and the Company paid specified counsel fees.

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

On May 21, 2019, the Court granted the defendant’s motion for summary judgement in full, dismissing all claims in the action. On July 3, 2019, the plaintiffs filed a notice of appeal in the United States Court of Appeals for the second circuit. On July 1, 2019, the Court held oral argument on Binn’s motion for preliminary injunction. After hearing argument by both sides, the Court deferred action and ordered that the temporary restraining order remain in place.  On July 23, 2019, the Court denied the plaintiffs’ request for a preliminary injunction and vacated the temporary restraining order. On September 13, 2019, plaintiffs filed their appellate brief in the Second Circuit. As of December 13, 2019, plaintiffs’ appeal was fully briefed. Oral argument was scheduled for May 4, 2020.  On May 8, 2020, the Second Circuit affirmed the dismissal of all claims against the Defendants.

Binn, et al. v. Bernstein et al.

On June 3, 2019, a suit was commenced in the United States District Court for the Southern District of New York against FORM, five of its directors and other parties. Although this action was brought by Morton Binn and Marisol F, LLC, it is asserted derivatively on behalf of the Company. The plaintiffs assert multiple causes of action for securities fraud, breach of fiduciary duties, and various additional claims, based on the assertion that the defendants intentionally suppressed the value of the Company’s stock. The plaintiffs seek damages and disgorgement. The defendants filed a motion to dismiss on October 23, 2019. On August 6, 2020, the court dismissed the plaintiff’s complaint with prejudice and without leave to amend.  On August 26, 2020, the defendants filed a motion to amend the judgment to impose sanctions on the plaintiffs and their attorneys. After briefing, and oral argument on the motion in November 2020 over videoconference, the court denied the defendants’ motion for sanctions on March 9, 2021.

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

On November 13, 2019, the matter was dismissed in its entirety.  On December 12, 2019, plaintiff filed a motion for reconsideration to vacate the order and judgment, dismissing the action, and for leave to amend the complaint. The motion was fully briefed as of February 6, 2020. On April 1, 2020, the Court denied plaintiff’s motion in full. Plaintiff had 30 days to file a notice of appeal. On April 10, 2020, plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. On June 1, 2020 plaintiff filed his appellate brief. On June 16, 2020, the Second Circuit entered the parties’ non-dispositive stipulation, dismissing certain defendant-appellees, including the Company. On July 6, 2020, the remaining defendants filed their opposition brief. On July 27, 2020, the plaintiff filed their reply brief. On July 28, 2020, the Second Circuit marked plaintiff’s reply brief as defective because it was filed a week late. Subsequently, plaintiff moved to request permission to file a late reply brief. On January 11, 2021, the judgment of the Court was affirmed by the Second Circuit court.

Route1

On or about May 23, 2018, Route1 Inc., Route1 Security Corporation (together, “Route1”) and Group Mobile Int’l, LLC (“Group Mobile”) commenced a legal proceeding against the Company in the Ontario Superior Court of Justice.

Route1 and Group Mobile seek damages of $567,000 in relation to alleged breaches of a Membership Purchase Agreement entered into between Route1 and the Company on or about March 7, 2018, pursuant to which Route1 acquired the Company’s 100% membership interest in Group Mobile.

The Company counterclaimed against the plaintiffs for amounts owed to the Company in relation to the sale of Excluded Inventory and is seeking damages thereon.

The Company delivered a draft amended counterclaim to the Plaintiffs on or around November 2019 seeking, among other things, damages. The Company is seeking the Plaintiffs’ consent to amend its counterclaim. Examinations for discovery were scheduled to take place in Toronto, Canada in June 2020.

The action settled at mediation on or about September 17, 2020. The parties agreed to dismiss the claim and the counterclaim, subject to XpresSpa’s right to commence an application to seek rectification of certain shares and warrants that were issued in connection with the Member Purchase Agreement.  On September 21, 2020, the court entered an order dismissing, without costs, the action and counterclaim.  XpresSpa was granted the Order seeking the rectification of the shares and warrant and the matter was completed in March 2021.

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

On December 11, 2020, the court issued its decision and order on the parties’ respective motions for summary judgment in which the court: (a) awarded plaintiffs damages in the sum of $750,000, plus prejudgment interest; (b) granted that portion of the Company’s motion dismissing Jenkins’s claim for $600,000 based on his having executed a written waiver of his right to receive that sum; and (c) denied both sides’ motions with respect to Jones’s claim to recover $150,000 and directed Jones’s claim to be tried. The court has stated that the trial on the remaining portion of Jones’s claim will occur in May 2021.  We remain confident in the Company’s defenses to the remaining portion of Jones’s claim. We further believe that the Company has meritorious arguments with respect to the claims already decided against the Company, and, accordingly, the Company plans to appeal all unfavorable rulings following the trial of Jones’s remaining claim.

EFP Capital Solutions LLC settlement

In March 2019, a complaint was filed against the Company by EFP Capital Solutions LLC (“EFP”), the receivables factor of the Company’s vendor MobiPT, Inc. (“MobiPT”), relating to payments made incorrectly by the Company to MobiPT for receivables MobiPT had sold to EFP. The ensuing mediation resulted in the Company agreeing to pay EFP $165 for such payments, for which the Company recorded an expense.  The Company made the final settlement installment payment on or about July 15, 2020. The claim against the Company is now fully resolved and the action has been dismissed as to the Company. The Company obtained a default judgment against MobiPT on October 27, 2020 and intends to seek reimbursement of $192 from MobiPT, but there is no assurance the Company will be successful.

Kyle Collins v. Spa Products Import & Distribution Co., LLC et al

This is a combined class action and California Private Attorney’s General Act (“PAGA”) action.  Plaintiff seeks to recover wages, penalties and PAGA penalties for claims for (1) failure to provide meal periods, (2) failure to provide rest breaks, (3) failure to pay overtime, (4) inaccurate wage statements, (5) waiting time penalties, and (6) PAGA penalties of $100 per employee per pay period per violation. There are approximately 240 current and former employees in the litigation class.  The parties agreed to mediation on May 26, 2020, however, due to COVID-19 the parties subsequently stayed all proceedings. The mediation session occurred on March 18, 2021 and the matter was settled.

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

Stockholders

As of March 26, 2021, we had 96 stockholders of record of the 105,282,382 outstanding shares of our Common Stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

XpresSpa Group is a health and wellness services company. We have been a leading airport retailer of spa services through our XpresSpa™ locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products (“XpresSpa”). In addition, through our subsidiary, XpresTest, Inc. (“XpresTest”), we launched XpresCheck™ Wellness Centers, also in airports, offering COVID-19 and other medical diagnostic testing services to airport employees and the traveling public

XpresTest, through its XpresCheck Wellness Centers and under the terms of Managed Services Agreements (“MSAs”) with physician’s practices, offers COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, TSA and U.S. Customs and Border Protection agents, and the general public. Under the terms of the MSAs, XpresTest provides the physician practices with medical facilities, equipment, supplies, non-licensed staff, and management services, in return for a monthly management fee.

We currently have two reportable operating segments: XpresSpa and XpresTest. As of December 31, 2020, we operated  45 XpresSpa locations, consisting of 40 domestic (including one franchise location) and 5 international locations, and XpresTest, through its XpresCheck brand, operated in 5 domestic airport locations.

As a result of the coronavirus pandemic, effective March 24, 2020, we temporarily closed all global XpresSpa locations due to the categorization by local jurisdictions of the spa locations as “non-essential services.” Substantially all of our XpresSpa locations remain closed.   During 2020 and 2019, XpresSpa Group generated $8,385 and $48,515 in revenue, respectively. In 2020 and 2019, approximately 84% and 82% of XpresSpa Group’s total revenue was generated by XpresSpa services, primarily massage and nailcare, respectively. In 2020 and 2019, XpresSpa retail products and travel accessories accounted for 12% and 15%, respectively, of revenue and 4% and 3%, respectively, was other revenue generated through product placement arrangements in XpresSpa spas and from management fees earned by XpresTest.

XpresTest offers convenient COVID-19 and other medical diagnostic testing services to airport employees and to the traveling public.  See our further discussion in this section below under “—Recent Developments—Newly launched XpresCheck™ Wellness Centers.”

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Developments

Effects of Coronavirus on Business

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The outbreak is having an impact on the global economy, resulting in rapidly changing market and economic conditions. National and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing, and many jurisdictions have begun to re-impose stricter measures in response to increasing infection rates. The outbreak and associated restrictions on travel that have been implemented have had a material adverse impact on our XpresSpa business and cash flow from operations, similar to many businesses in the travel sector. Effective March 24, 2020, we temporarily closed all global XpresSpa spa locations, largely due to the categorization of the spa locations by local jurisdictions as “non-essential services.” Substantially all of our spa locations remain closed. We intend to reopen XpresSpa spa locations on a location-by-location basis and resume normal operations at such selected locations once restrictions are lifted and airport traffic returns to sufficient levels to support operations at a unit level. On March 25, 2020, we announced that, during such period as we remain unable to reopen our spa locations for normal operations, we were advancing conversations with certain COVID-19 testing partners to develop a model for testing in U.S. airports. In the balance of 2020 after such announcement we successfully launched our XpresCheck™ Wellness Centers, offering such testing services, as described below.

The impact of COVID-19 is unknown and may continue as the rates of infection have increased in many states in the U.S., thus additional restrictive measures may be necessary.

The temporary closing of our global spa operations has had a materially adverse impact on our cash flows from operations and caused a liquidity crisis.

We have been able to secure financing during the year ended December 31, 2020 totaling gross proceeds of approximately $117,000, primarily through registered direct offerings of our common stock, in addition to obtaining a loan under the Paycheck Protection Program, a cash advance on our accounts receivable balances, and a loan from our senior secured lender, B3D, LLC (“B3D”) (see discussions below).

Newly launched XpresCheck™ Wellness Centers

Through its XpresCheck™ Wellness Centers and under the terms of Managed Services Agreements (“MSAs”) with a physician’s practice, we offer testing services to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, as well as the traveling public. We entered into MSAs with professional medical service entities that provide healthcare services to patients. Under the terms of the MSAs, XpresTest provides office space, equipment, supplies, non-licensed staff, and management services to be used for the purpose of COVID-19 and other medical diagnostic testing in return for a management fee.

On May 22, 2020, we announced the signing of a contract with JFK International Air Terminal LLC (“JFKIAT”) to pilot test our concept of providing diagnostic COVID-19 tests. To facilitate the JFK pilot test, we signed an agreement with JFKIAT for a new modular constructed testing facility within the terminal that hosts nine separate testing rooms. The pilot test at JFK launched on June 22, 2020.

On August 13, 2020, we announced that it had signed a contract with the Port Authority of New York and New Jersey to provide diagnostic COVID-19 testing at Newark Liberty International Airport through its XpresCheck™ Wellness Centers. We built a modular constructed testing facility that will hosts six separate testing rooms. The facility opened on August 17, 2020.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On October 26, 2020, we announced that it had expanded its testing services beyond COVID-19 to offer additional rapid testing services for other communicable diseases including influenza, mononucleosis and group A streptococcus, as well as this season’s 2020/21 flu vaccine and a quadrivalent high-dose flu vaccine recommended for seniors.

On October 28, 2020, we announced the opening of an XpresCheck™ Wellness Center at Boston’s Logan International Airport. It contains seven separate testing rooms to provide diagnostic COVID-19 testing.

On December 15, 2020, XpresCheck entered into the Services Agreement with United Airlines under which XpresCheck™ agreed provide pre-travel onsite COVID-19 testing services select United flights originating in or connecting through various major U.S. domestic hubs in which United currently has (or if and when it does have) operations, including Newark Liberty International Airport (EWR), Denver International Airport (DEN), Daniel K. Inouye International Airport (HNL), George Bush Intercontinental/Houston Airport (IAH), San Francisco International Airport (SFO), Dulles International Airport (IAD), O'Hare International Airport (Chicago) (ORD), Los Angeles International Airport (LAX) and such other locations as may become available and as mutually agreed upon by the parties. The initial term of the agreement is six months, and will continue thereafter subject to cancellation by either party on 30 days’ prior written notice.

Liquidity

As of December 31, 2020, we had approximately $89,801 of cash and cash equivalents, total current assets of approximately $91,779. Our total current liabilities balance, which includes primarily accounts payable, accrued expenses, the current portion or promissory note, and the current portion of operating lease liabilities was $13,477 as of December 31, 2020. The working capital surplus was $78,302 as of December 31, 2020, compared to a working capital deficiency of $12,287 as of December 31, 2019.

While we have aggressively reduced operating and overhead expenses, and while we continue to focus on our overall profitability, we have continued to generate negative cash flows from operations, and we expect to incur net losses for the foreseeable future, especially considering the negative impact COVID-19 will have on our liquidity and financial position.

Credit Cash Funding Advance

On January 9, 2020, certain of our wholly owned subsidiaries (the “CC Borrowers”) entered into an accounts receivable advance agreement (the “CC Agreement”) with CC Funding, a division of Credit Cash NJ, LLC (the “CC Lender”). Pursuant to the terms of the CC Agreement, the CC Lender agreed to make an advance of funds in the amount of $1,000 for aggregate fees of $160, for a total repayment amount of $1,160 . As of March 31, 2020, the outstanding repayment amount of $910 was secured by substantially all of the assets of the CC Borrowers, including CC Borrowers’ existing and future accounts receivables and other rights to payment. On June 1, 2020, the CC Borrowers entered into a payoff letter (the “Payoff Letter”) with the CC Lender pursuant to which the CC Agreement was terminated. Under the Payoff Letter, we repaid $733 owed under the CC Agreement as of June 1, 2020 (net of a $91 early pay cash discount) and the CC Lender released all security interests held on the assets of the CC Borrowers, including the CC Borrowers’ existing and future accounts receivables and other rights to payment.

As compensation for the consent of existing creditor B3D, LLC (“B3D) to the CC Agreement described above, on January 9, 2020, XpresSpa Holdings, LLC, (“XpresSpa Holdings”) a wholly-owned subsidiary, entered into a fifth amendment (the “Fifth Credit Agreement Amendment”) to our existing credit agreement with B3D in order to, among other provisions, (i) amend and restate its existing convertible promissory note (the “B3D Note”) in order to increase the principal amount owed to B3D from $7,000 to $7,150, which additional $150 in principal and any interest accrued thereon will become convertible, at B3D’s option, into shares of our Common Stock subject to receipt of the approval of our stockholders, which was obtained on May 28, 2020 and (ii) provide for the advance payment of 97,223 shares of Common Stock in satisfaction of the interest payable pursuant to the B3D Note for the months of October, November and December 2020. The Common Stock was issued to B3D on January 14, 2020.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

B3D Senior Secured Loan

On July 8, 2019, we entered into the fourth amendment to its existing credit agreement (the “Amendment to the Credit Agreement”) with B3D, to renegotiate the terms of its 11.24%, $6,500 senior secured note. The Amendment to the Credit Agreement, among other provisions, (i) extended the maturity date to May 31, 2021, (ii) reduced the applicable interest rate to 9.0%, and (iii) amended and restated certain other provisions. As consideration for these and other modifications, the principal amount owed to B3D was increased to $7,000.

On January 9, 2020, as compensation for the consent of B3D to the CC Agreement, we entered into the Fifth Credit Agreement Amendment with B3D in order to (i) increase the principal amount owed to B3D from $7,000 to $7,150, which additional $150 in principal and any interest accrued thereon will become convertible, at B3D’s option, into shares of our Common Stock upon receipt of the approval of our stockholders, which was obtained on May 28, 2020 and (ii) provide for the advance payment of 97,223 shares of Common Stock in satisfaction of the interest payable pursuant to the B3D Note for the months of October, November and December 2020. The Common Stock was issued to B3D on January 14, 2020. We capitalized a $150 fee charged by the lender to consent to the CC Agreement.

The total of fees paid to the lender as consideration for entering into the Fourth and Fifth Credit Agreement Amendments of $650 was capitalized and was being amortized over the remaining term of the B3D Note. We recorded amortization expense of $62 related to these capitalized costs, which is included in Interest expense in our consolidated statements of operations and comprehensive loss.

On March 6, 2020, XpresSpa Holdings entered into the Sixth Credit Agreement Amendment with B3D in order to, among other provisions, (i) increase the principal amount owed to B3D from $7,150 to $7,900, which additional $750 in principal, comprised of $500 in new funding and $250 in debt issuance costs, and any interest accrued thereon will be convertible, at B3D’s option, into shares of our Common Stock subject to receipt of the approval of our stockholders which was obtained on May 28, 2020 and (ii) decrease the conversion rate under the B3D Note from $6.00 per share to $1.68 per share. On March 19, 2020, the conversion rate was further reduced to $0.525 per share after giving effect to certain anti-dilution adjustments.

The Sixth Credit Agreement Amendment was accounted for as an extinguishment of debt in our consolidated financial statements. In March 2020, we extinguished debt with a carrying value of $4,829, net of unamortized debt discount of $1,845 and unamortized debt issuance costs of $476. In addition, we extinguished $2,048 of derivative liability, which represented the estimated fair value of the conversion option based upon provisions included in the Fifth Credit Agreement Amendment. We determined that the conversion option in the Sixth Credit Agreement Amendment should be bifurcated from the host instrument and engaged a third party to assess the fair value of the conversion option. As a result, we recorded debt with a carrying value of $3,994, net of a debt discount of $3,656 and debt issuance costs of $250, and a derivative liability of $3,656. We recognized a loss on the extinguishment of debt of $273 during the year  ended December 31, 2020, which represents the difference between the carrying amount of the debt recorded under the Fourth and Fifth Credit Agreement Amendments and the debt recorded under the Sixth Credit Agreement Amendment and is included in Other non-operating income (expense), net in the consolidated statements of operations and comprehensive loss.

Subsequent to the Sixth Credit Agreement Amendment and during the year ended December 31, 2020, B3D elected to convert a total of $7,900 of principal into shares of Common Stock at conversion prices of $1.68 and $0.525. As a result, approximately $15,395 of derivative liability was settled and reclassified to equity, we wrote off $3,156 of unamortized debt discount and debt issuance costs, and 13,934,525 shares of Common Stock were issued. We recognized a revaluation loss related to the derivative liability of $11,990 during the year ended December 31, 2020 and a gain of $1,012 during the year ended December 31, 2019, which are included in “Loss on revaluation of warrants and conversion options” in the consolidated statements of operations and comprehensive loss.

A total of $884 and $724 of accretion expense on the debt discount was recorded in the years ended December 31, 2020 and 2019, respectively, which is included in “Interest expense” in the consolidated statements of operations and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

comprehensive loss and increased the carrying value of the B3D Note. Total amortization expense related to the B3D Note debt issuance costs was $98 and $130 for the year ended December 31, 2020 and 2019, respectively, which is included in “Interest expense” in the consolidated statements of operations and comprehensive loss.

The B3D Note was guaranteed on a full, unconditional, joint, and several basis, by the parent Company, XpresSpa Group, Inc., and all wholly owned subsidiaries of Holdings (the “Guarantor Subsidiaries”). Under the terms of a security and guarantee agreement dated July 8, 2019, XpresSpa Group, Inc. (the parent company) and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guaranteed the payment of interest and principal on the B3D Note. Holdings pledged and granted to B3D a first priority security interest in, among other things, all of its equity interests in Holdings and all of its rights to receive distributions, cash or other property in connection with Holdings. We have not presented separate consolidating financial statements of XpresSpa Group, Inc., Holdings and Holdings’ wholly-owned subsidiaries, as each entity has guaranteed the B3D Note, so each entity is responsible for the payment.

Paycheck Protection Program

On May 1, 2020, we entered into a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) promissory note in the principal amount of $5,653 payable to Bank of America, NA (the “Bank of America”) evidencing a PPP loan (the “PPP Loan”). The PPP Loan bears interest at a rate of 1% per annum. No payments will be due on the PPP Loan during a ten month deferral period. Commencing one month after the expiration of the deferral period, and continuing on the same day of each month thereafter until the maturity date of the PPP Loan, we will be obligated to make monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the PPP Loan by the maturity date. The maturity date is May 2, 2022. The principal amount of the PPP Loan is subject to forgiveness under the PPP upon our request to the extent that PPP Loan proceeds are used to pay expenses permitted by the PPP. Bank of America may forgive interest accrued on any principal forgiven if the SBA pays the interest. At this time, there can be no assurance that any part of the PPP Loan will be forgiven. The PPP Loan contains customary borrower default provisions and lender remedies, including the right of Bank of America to require immediate repayment in full the outstanding principal balance of the PPP Loan with accrued interest. As of December 31, 2020, $37 of interest has been accrued and is included in Accounts payable, accrued expenses and other in the consolidated balance sheet.

Common Stock Offerings and Warrant Exchange

On March 19, 2020, we entered into a Securities Purchase Agreement (the “First Purchase Agreement”) with certain purchasers named therein, pursuant to which we agreed to issue and sell, in a registered direct offering, (i) 1,396,281 shares of our Common Stock, at an offering price of $0.525 per share and (ii) an aggregate of 698,958 pre-funded warrants exercisable for shares of Common Stock (the “First Pre-Funded Warrants”) at an offering price of $0.495 per First Pre-Funded Warrant (the offering of the shares of Common Stock and the First Pre-Funded Warrants, the “First Offering”).  We received gross proceeds of approximately $1,100 in connection with the First Offering, before deducting financial advisory consultant fees and related offering expenses. The First Pre-Funded Warrants were sold to the purchasers to the extent that a purchaser’s subscription of shares of Common Stock in the First Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of our outstanding Common Stock immediately following the consummation of the Offering, in lieu of shares of Common Stock.  Each First Pre-Funded Warrant represented the right to purchase one share of Common Stock at an exercise price of $0.0033 per share. The First Pre-Funded Warrants were exercised in full in March 2020.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

On March 25, 2020, we entered into a Securities Purchase Agreement (the “Second Purchase Agreement”) with certain purchasers, pursuant to which we agreed to issue and sell, in a registered direct offering, (i) 2,483,333 shares of our Common Stock, at an offering price of $0.60 per share and (ii) an aggregate of 500,000 pre-funded warrants exercisable for shares of Common Stock (the “Second Pre-Funded Warrants”) at an offering price of $0.57 per Second Pre-Funded Warrant (the offering of the shares of Common Stock and the Second Pre-Funded Warrants, the “Second Offering”). We received gross proceeds of approximately $1,790 in connection with the Second Offering, before deducting financial advisory consultant fees and related offering expenses. The Second Pre-Funded Warrants are being sold to the purchasers to the extent that a purchaser’s subscription of shares of Common Stock in the Second Offering would not otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, in certain cases, 9.99%) of our outstanding Common Stock immediately following the consummation of the Second Offering, in lieu of shares of Common Stock. Each Second Prefunded Warrant represented the right to purchase one share of Common Stock at an exercise price of $0.0033 per share. The Second Pre-Funded Warrants were exercised in full in March 2020.

On March 27, 2020, we entered into a Securities Purchase Agreement (the “Third Purchase Agreement”) with certain purchasers named therein, pursuant to which we agreed to issue and sell, in a registered direct offering, (i) 2,631,667 shares of our Common Stock, at an offering price of $0.60 per share and (ii) an aggregate of 701,667 pre-funded warrants exercisable for shares of Common Stock (the “Third Pre-Funded Warrants”) at an offering price of $0.57 per Third Pre-Funded Warrant (the offering of the shares of Common Stock and the Pre-Funded Warrants, the “Offering”). We received gross proceeds of approximately $2,000 in connection with the Third Offering, before deducting financial advisory consultant fees and related offering expenses. The Third Pre-Funded Warrants are being sold to the purchasers to the extent that a purchaser’s subscription of shares of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, in certain cases, 9.99%) of our outstanding Common Stock immediately following the consummation of the Third Offering, in lieu of shares of Common Stock. Each Third Prefunded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.0033 per share. The Third Pre-Funded Warrants were exercised in full in March and April 2020.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On April 6, 2020, we entered into a Securities Purchase Agreement (the “Fourth Purchase Agreement”) with certain purchasers named therein, pursuant to which we agreed to issue and sell, in a registered direct offering, (i) 4,139,393 shares of Common Stock, at an offering price of $0.66 per share and (ii) an aggregate of 481,818 pre-funded warrants exercisable for shares of Common Stock (the “Fourth Pre-Funded Warrants”) at an offering price of $0.63 per Fourth Pre-Funded Warrant (the offering of the shares of Common Stock and the Fourth Pre-Funded Warrants, the “Fourth Offering”). We received gross proceeds of approximately $3,050 in connection with the Fourth Offering, before deducting financial advisory consultant fees and related offering expenses. The Fourth Pre-Funded Warrants were sold to the purchasers to the extent that a purchaser’s subscription of shares of Common Stock in the Fourth Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, in certain cases, 9.99%) of our outstanding Common Stock immediately following the consummation of the Fourth Offering, in lieu of shares of Common Stock. Each Fourth Prefunded Warrant represented the right to purchase one share of Common Stock at an exercise price of $0.0033 per share.

On June 17, 2020, we entered into a securities purchase agreement pursuant to which we agreed to issue and sell 7,614,700 shares of the Company’s Common Stock at an offering price of $5.253 per share (the “Registered Offering”). In a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offerings”), we agreed to issue to the purchasers who participated in the Registered Offering warrants (the “Warrants”) exercisable for an aggregate of 7,614,700 shares of Common Stock at an exercise price of $5.25 per share. Each Warrant will be immediately exercisable and will expire 21 months from the issuance date. The Offerings closed on June 19, 2020 and we received gross proceeds of $40,000 before deducting placement agent fees and related offering expenses of $4,414.

In connection with the Registered Offering, warrants to purchase 133,258 shares of our Common Stock were issued to Palladium Capital Advisors, LLC (“Palladium”) (the “Palladium Warrants”) at an exercise price equal to $5.25 per share and warrants to purchase 609,176 shares of our Common Stock were issued to H.C. Wainwright & Co., LLC (the “H.C.W. Warrants”) at an exercise price equal to $6.5663 per share pursuant to the respective placement agent agreements. Palladium Capital Advisors, LLC and H.C. Wainwright & Co., LLC are also entitled to additional warrants upon the holders’ exercise of warrants pursuant to the respective placement agent agreements.

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

In connection with the August offering, warrants to purchase 222,222 shares of our Common Stock were issued to Palladium at an exercise price equal to $3.02 per share and warrants to purchase 897,355 shares of our Common Stock were issued to H.C. Wainwright & Co., LLC at an exercise price equal to $3.9375 per share pursuant to the respective placement agent agreements. Palladium Capital Advisors, LLC and H.C. Wainwright & Co., LLC are also entitled to additional warrants upon the holders’ exercise of warrants pursuant to the respective placement agent agreements.

On December 17, 2020, we entered into a securities purchase agreement pursuant to which we agreed to issue and sell, in a registered direct offering 24,509,806 shares of common stock, par value $0.01 per share and warrants exercisable for an aggregate of 24,509,806 in a registered direct offering. The combined purchase price for one share of common stock (or common stock equivalent) and a warrant to purchase one share of common stock is $1.70. Each Warrant is immediately exercisable and will expire 24 months from the issuance date. The offering closed on December 21, 2020 and we received gross proceeds of approximately $41,667 before deducting placement agent fees and related offering expenses of $5,118.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In connection with the December offering, warrants to purchase 754,902 shares of our Common Stock were issued to Palladium at an exercise price equal to $1.70 per share and warrants to purchase 1,960,784 shares of our Common Stock were issued to H.C. Wainwright & Co., LLC (the “H.C.W. Warrants”) at an exercise price equal to $2.125 per share pursuant to the respective placement agent agreements. Palladium Capital Advisors, LLC and H.C. Wainwright & Co., LLC are also entitled to additional warrants upon the holders’ exercise of warrants pursuant to the respective placement agent agreements.

Calm Private Placement

On July 8, 2019, we entered into a securities purchase agreement with Calm.com, Inc. (“Calm”) pursuant to which the Company agreed to sell (i) an aggregate principal amount of $2,500 in an unsecured convertible note (the “Calm Note”), which is convertible into shares of Series E Convertible Preferred Stock at a conversion price of $6.00 per share of Common Stock equivalent (the “Series E Preferred Stock”) and (ii) warrants to purchase 312,500 shares of the Company’s Common Stock at an exercise price of $6.00 per share (the “Calm Warrants”). On March 6, 2020, the exercise price of the Calm Warrants was reduced to $1.68 per share and on March 19, 2020 further reduced to $.0525 per share, after giving effect to certain anti-dilution adjustments. The Calm Note is an unsecured subordinated obligation of the Company. The Calm Note matures on May 31, 2022, and bears interest at a rate of 5% per annum, subject to increase in the event of default. Interest on the Calm Note is payable in arrears and may be paid in cash, shares of Series E Preferred Stock or a combination thereof. We recorded derivative liabilities for the conversion feature and the Calm Warrants related to the issuance of the Calm Note on July 8, 2019, resulting in a debt discount of $1,369.

On April 17, 2020, we and Calm entered into an amended and restated the Calm Note in order to provide, among other items, that Calm shall not have the right to convert the shares of Series E Preferred Stock issued in connection with the Calm Note into shares of Common Stock to the extent that such conversion would cause Calm to beneficially own in excess of the Beneficial Ownership Limitation, initially defined as 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series E Preferred Stock.

On April 22, 2020, we further amended and restated the Calm Note, which had been transferred from Calm to B3D in a private transaction, in order to (i) reflect the transfer of the Calm Note to B3D and (ii) provide for the conversion of the Calm Note directly into Common Stock instead of into shares of the Company’s Series E Convertible Preferred Stock. Aside from the changes outlined above, the original terms of the Calm Note, including the underlying conversion price and the number of shares of Common Stock that may ultimately be issued in connection with the Calm Note, remain in effect and have not been changed.  During the second quarter of 2020, the holder of the Calm Note elected to convert all $2,500 of principal into shares of Common Stock at a conversion price of $0.525. As a result, $9,200 of derivative liability was settled and reclassified to equity, we wrote off $947 of unamortized debt discount and $154 of unamortized debt issuance costs, and 4,761,906 shares of Common Stock were issued.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our Strategy and Outlook

We believe that our company is well positioned to benefit from consumers’ growing interest in travel health and wellness and increasing demand for health and wellness related services and products.

XpresSpa was created for travelers to address the stress and idle time spent at the airport, allowing travelers to spend this time relaxing and focusing on personal care and wellness. It is a well-recognized and popular airport spa brand with a dominant market share in the United States, with nearly three times the number of domestic locations as its closest competitor.

Travel needs are changing based on new health and passenger safety concerns resulting from the COVID-19 pandemic.  Therefore, in 2020 we created a companion company, XpresCheck, which is also in airports and which offers COVID-19 testing and other medical diagnostic testing services to airport employees and the traveling public.

Further, the Company is developing a travel health and wellness brand that is positioned for a post-pandemic world and that leverages its historic travel wellness experience and newly acquired healthcare expertise. The Company is preparing a launch of a Travel Health and Wellness company delivering on-demand access to integrated healthcare through technology and personalized services.

The Company sees this concept evolution as a significant opportunity to be a category innovator in a new niche industry where it can leverage technology in addition to its existing real estate and airport experience in providing travelers with peace of mind and access to integrated care. The brand name of this concept will be announced at a later date.

While COVID-19 testing will be available under this new brand, the broader suite of services may include: pre-travel health and wellness planning, on-site medical services such as metabolic panel testing, anxiety care, and convenient travel care; virtual chat care and video care through a partnership with an established telemedicine company; and access to virtual wellness care such as guided meditations and yoga.

Comparable Store Sales

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

	Year ended December 31, 2020			Year ended December 31, 2019			% Inc/(Dec)
		Non-Comp			Non-Comp
	Comp Store	Store	Total	Comp Store	Store	Total	Comp Store
Products and Services	$7,520	$509	$8,029	$46,254	$1,055	$47,309	(83.7)%

Comp Store Sales decreased 83.7% during the year ended December 31, 2020 as compared to the same period in 2019. As of December 31, 2020, XpresSpa had 45 open locations; during the year, XpresSpa opened one new location, and closed seven locations while having 51 open locations as of December 31, 2019. The decrease in Comp Store sales was due to the XpresSpa spa closures as a result of the COVID-19 pandemic.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Full-Year 2020 and 2019 Adjusted EBITDA Loss (Non-GAAP Measure)

	Years ended December 31,
Revenue:	2020	2019
Services	$7,025	$39,989
Products	1,004	7,320
Other	356	1,206
Total revenue	8,385	48,515

Cost of sales
Labor	6,290	22,847
Occupancy	2,809	7,831
Product and other operating costs	2,884	7,176
Total cost of sales	11,983	37,854
Depreciation and amortization	5,210	6,124
Impairment/disposal of assets	15,356	6,090
General and administrative	15,940	14,319
Total operating expense	48,489	64,387	—
Loss from operations	(40,104)	(15,872)
Interest expense	(1,832)	(2,900)
(Loss) gain on revaluation of warrants and conversion options	(51,147)	2,170
Other non-operating income (expense), net	858	(4,074)
Loss from operations before income taxes	(92,225)	(20,676)
Income tax benefit	(7)	146
Net loss	(92,232)	(20,530)
Net loss (income) attributable to noncontrolling interests	1,744	(693)
Net loss attributable to common shareholders	$(90,488)	$(21,223)

Loss from operations	$(40,104)	$(15,872)
Add back:
Depreciation and amortization	5,210	6,124
Impairment/disposal of assets	15,356	6,090
Stock-based compensation expense	1,328	335
Adjusted EBITDA loss	$(18,210)	$(3,323)

We use GAAP and non-GAAP measurements to assess the trends in our business. We review its Adjusted EBITDA, a non-GAAP measure, which we define as earnings before interest, tax, depreciation and amortization expense, excluding merger and acquisition, integration and one-time costs and stock-based compensation.

Adjusted EBITDA is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. Reconciliations of operating loss from continuing operations for the Company for the years ended December 31, 2020 and 2019 to Adjusted EBITDA loss are presented in the tables above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Other revenue in 2020 primarily represents fees earned through strategic partnerships and product placement arrangement in our spas.  Revenue in 2019 includes one-time intellectual property licenses as well as the sale of certain of our intellectual property. Revenue from patent licensing is recognized when we transfer promised intellectual property rights to purchasers in an amount that reflects the consideration to which we expect to be entitled in exchange for those intellectual property rights.

Through its XpresCheck™ Wellness Centers and under the terms of Management Services Agreements (“MSAs”) with a physician’s practice, the Company offers testing services to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, as well as the traveling public. The Company entered into MSAs with professional medical service entities that provide healthcare services to patients. Under the terms of the MSAs, XpresTest provides office space, equipment, supplies, non-licensed staff, and management services to be used for the purpose of COVID-19 and other medical diagnostic testing in return for a management fee. XpresTest recognized $80 of revenue initially under the MSAs, however as a result of uncertainties around the cash flows of the XpresCheck™ Wellness Centers, the Company subsequently concluded that the collectability criteria to qualify as a contract under ASC 606 was not met, and no further revenue associated with the monthly management fee will be recognized until a subsequent reassessment results in the MSAs meeting the collectability criteria.

Cost of sales

Cost of sales consists of at the spa-level and wellness center-level. These costs include all costs that are directly attributable to the location’s operations and include:

●	payroll and related benefits for the location’s operations and management;

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

●	rent, percentage rent and occupancy costs;
●	the cost of merchandise, including testing kits;
●	freight, shipping and handling costs;
●	production costs;
●	inventory shortage and valuation adjustments, including purchase price allocation increase in fair values which was recorded as part of acquisition; and
●	costs associated with sourcing operations.

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

(Loss) gain on revaluation of warrants and conversion option

(Loss) gain on revaluation of warrants and conversion options is primarily comprised of adjustments to the fair value of the derivative conversion option of the debt instruments and the fair value of the warrants.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-operating income (expense)

Non-operating income (expense) primarily includes gain on equity investments and bank charges.

Income taxes

As of December 31, 2020, deferred tax assets generated from our activities in the United States were offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be generated before such net operating loss carryforwards expire.

Year ended December 31, 2020 compared to the year ended December 31, 2019

Revenue

	Year ended December 31,
	2020	2019	Inc/(Dec)
Total revenue	$8,385	$48,515	$(40,130)

During the year ended December 31, 2020, total revenues decreased $40,130, or 83%, due to the temporary closure of spas on March 24, 2020 as a result of the COVID-19 pandemic, as compared to the comparable prior year period. In addition, the Company closed a net of six locations during the year ended December 31, 2020. During 2020, we generated 84% of our revenues from services, 12% of our revenues from retail sales, and 4% from other revenue.

Cost of sales

	Year ended December 31,
	2020	2019	Inc/(Dec)
Cost of sales	$11,983	$37,854	$(25,871)

The decrease in cost of sales of $25,871, or 68%, was due to the decrease in revenues as a result of spa closure because of the COVID-19 pandemic. We had 2 open spa locations as of December 31, 2020, and 51 open locations as of December 31, 2019. The largest component in the cost of sales are labor costs at the location-level, as our spa associates receive commission-based compensation as well as additional incentives based on individual and spa-level performance and our wellness center associates receive an hourly wage. Cost of sales also includes rent and related occupancy costs, which can primarily include rent based on percentage of sales, as well as product costs directly associated with the procurement of retail inventory, testing kits, and other operating costs.

Depreciation and amortization

	Year ended December 31,
	2020	2019	Inc/(Dec)
Depreciation and amortization	$5,210	$6,124	$(914)

During the year ended December 31, 2020, depreciation and amortization expense decreased $914, or 15%, compared to the depreciation and amortization expense recorded during the year ended December 31, 2019. The decrease was primarily due to the write-off of the stores that were permanently closed during the year ended December 31, 2020. Fewer locations resulted in lower amortization of leasehold improvements. Depreciation and amortization expense also decreased as a result of the impairments and disposals of fixed assets during the years ended December 31, 2020 and 2019.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Impairment/disposal of assets

	Year ended December 31,
	2020	2019	Inc/(Dec)
Impairment/disposal of assets	$15,356	$6,090	$9,266

We completed an assessment of our property and equipment and right of use lease assets for impairment as of December 31, 2020 and 2019. Based upon the results of the impairment test, we recorded an impairment of property and equipment and right of use lease assets of approximately $4,954 and $6,341, respectively, in the year ended December 31, 2020. The expense was primarily related to the impairment of leasehold improvements made to certain XpresSpa locations and right of use lease assets where as a result of the COVID-19 pandemic, management determined that the location’s discounted future cash flow was not enough to support the carrying value of the leasehold improvements and right of use lease assets over the remaining lease term.

(Loss) gain on revaluation of warrants and conversion option

	Year ended December 31,
	2020	2019	Inc/(Dec)
(Loss) gain on revaluation of warrants and conversion option	$(51,147)	$2,170	$(53,317)

Loss on revaluation of warrants and conversion option in 2020 is primarily comprised of adjustments to the fair value of the derivative conversion option of the debt instruments and the fair value of the warrants, including losses of $11,990, $8,985, $15,480 and $14,692 related to the B3D Note, the Calm Note, the Calm Warrants and the Class A Warrants, respectively, during the year ended December 31, 2020.   A gain of $2,170 in 2019 relates to the Calm Private Placement and the B3D Note revaluation during the year ended December 31, 2019.

General and administrative

	Year ended December 31,
	2020	2019	Inc/(Dec)
General and administrative	$15,940	$14,319	$1,621

During the year ended December 31, 2020, general and administrative expenses increased by $1,621, or 11%. This increase was due primarily to the accrual of certain legal expenses associated with existing litigation of approximately $2,400 and an increase in stock-based compensation expense of $996, offset by an overall reduction in corporate overhead expenses and lower professional fees as compared to the 2019 period. See Note 18. Commitments and Contingencies to the consolidated financial statements for further discussion regarding the litigation accrual.

Interest expense

	Year ended December 31,
	2020	2019	Inc/(Dec)
Interest expense	$1,832	$2,900	$(1,068)

Interest expense decreased by $1,068, or 37%, due primarily to the conversion of substantially all debt principal balances to common stock during second and third quarters of 2020.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-operating income (expense), net

	Year ended December 31,
	2020	2019	Inc/(Dec)
Non-operating income (expense), net	$858	$(4,074)	$4,932

The following is a summary of the transactions included in non-operating income (expense), net for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Debt conversion expense related to conversion of 5% Secured Convertible Notes	$—	$(1,584)
Issuance of Series F Preferred Stock	—	(1,131)
Issuance of warrants	—	(689)
Issuance of common stock in lieu of cash payments on debt	—	(105)
Gain on equity investments	1,284	—
Loss on extinguishment of debt	(182)	—
Bank fees and financing charges	(244)	(408)
Other	—	(157)
Total	$858	$(4,074)

As of December 31, 2020, the equity investment in Route1 had a readily determinable fair value of $1,768. We recorded an unrealized gain of $1,284 connection with the remeasurement of the common shares and warrants of  Route 1 it obtained in the 2018 sale of Group Mobile to Route 1.

In 2019, we entered into the Third Amendment Agreement to the 5% Secured Convertible Notes (the “Third Amendment”) whereby the holders agreed to convert their notes then held into Common Stock. The Third Amendment reduced the conversion price from $37.20 per share to $7.44 per share. As a result of the reduction in the conversion price, we recorded a debt conversion expense of $1,584 to account for the additional consideration paid over what was agreed to in the original note agreement.

In 2019, issuance expense was recorded for the issuance of 8,996 shares of Series F Convertible Preferred Stock, which represents the fair value of the shares as of the date issued.

See the notes to the consolidated financial statements for additional information on the above transactions.

Non-operating income (expense) will be affected by the adjustments to the fair value of our equity investment, which could fluctuate materially from period to period. Fair value of these instruments depends on a variety of assumptions.

Income Taxes

As of December 31, 2020, our estimated aggregate total NOLs were $150,926 for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $60,269 for U.S. federal purposes with an indefinite life due to new regulations in the Tax Act of 2017. The NOL amounts are presented before Internal Revenue Code, Section 382 limitations. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, our ability to utilize all such NOL and credit carryforwards may be limited. The CARES Act was enacted on March 27, 2020 and provides favorable changes to tax law for businesses impacted by COVID-19. However, we do not anticipate the income tax law changes will materially benefit us.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We did not have any material unrecognized tax benefits as of December 31, 2020. We do not expect to record any additional material provisions for unrecognized tax benefits within the next year.

Liquidity and Capital Resources

Effective March 24, 2020, we temporarily closed all global XpresSpa locations, largely due to the categorization of the spa locations by local jurisdictions as “non-essential services” in connection with the recent COVID-19 outbreak. We look to reopen our spa locations and resume normal operations once such restrictions are lifted and airport traffic returns to sufficient levels to support operations profitably. On March 25, 2020, we announced that during this time, we began  conversations with certain COVID-19 testing partners to develop a model for testing in U.S. airports. In the balance of 2020 after such announcement we successfully launched our XpresCheck™ Wellness Centers, offering such testing services, as described above under “—Recent Developments—Newly launched XpresCheck™ Wellness Centers.”

Similar to many businesses in the travel sector, our business was materially adversely impacted by thecoronavirus outbreak and associated restrictions on travel that have been implemented. The extent to which the coronavirus continues to impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

As a result of the coronavirus outbreak, we saw a material decline in demand across all our locations, which resulted in a materially adverse impact on our cash flows from operations and which caused an immediate liquidity crisis in the first half of 2020. To address this crisis, we secured financing in 2020 totaling approximately $110,619 through several registered direct common stock offerings, and to a lesser extent by obtaining a cash advance on our accounts receivable balances, an additional loan from our senior secured lender and a loan through the Paycheck Protection Program (See “Recent Developments” above).

As of December 31, 2020, we had approximately $89,801 of cash and cash equivalents and total current assets of $91,779. Our total current liabilities balance, which primarily includes accounts payable, accrued expenses, the current portion of promissory note and the current portion of operating lease liabilities was $13,477 as of December 31, 2020. The working capital surplus was $78,302 as of December 31, 2020, compared to a working capital deficiency of $12,287 as of December 31, 2019. The increase in the working capital surplus was primarily due to the net proceeds received as a result of registered direct offerings in 2020, which are discussed in detail in “—Recent Developments” above-K and disclosed in the notes to the consolidated financial statements.

Our primary liquidity and capital requirements are for the maintenance of our current XpresSpa locations and brand, as well as the expansion of the XpresCheckTM Wellness Centers. During the year ended December 31, 2020, we used $25,012 in operations, we incurred $3,969 of capital expenditures, and distributed $244 to noncontrolling interests. This was offset by the receipt of $110,619 of net proceeds from direct offerings and $5,653 in proceeds from the Paycheck Protection Program. We expect to utilize our cash and cash equivalents, along with any cash flows from operations, to provide capital to support the growth of our business and maintaining our existing XpresSpa airport locations, growth in the XpresCheck Wellness Center brand, and supporting corporate functions.

Cash flows

	Year ended December 31,
	2020	2019	Change
Net cash used in operating activities	$(25,012)	$(113)	$(24,899)
Net cash used in investing activities	$(4,349)	$(2,275)	$(2,074)
Net cash provided by financing activities	$117,225	$1,165	$116,060

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating activities

During the year ended December 31, 2020, net cash used in operating activities was $25,012, as compared to net cash used in operating activities in 2019 of $113. The increase in net cash used in operating activities was primarily due the opening of our new XpresCheck Wellness Centers brand, offset somewhat by savings related to the closure of all spa locations on March 24, 2020 as a result of the COVID-19 pandemic and the payment of accounts payable and certain accrued expenses.

Investing activities

During the year ended December 31, 2020, net cash used in investing activities totaled $4,349, compared to net cash used in investing activities during the year ended December 31, 2019 of $2,275. Cash used in 2020 was used to acquire primarily leasehold improvements for new openings of XpresCheck locations and the development of a new website for the XpresCheck brand.

We expect that net cash used in investing activities will increase as we intend to continue to open new XpresCheck locations and develop supporting infrastructure and systems.

Financing activities

During the year ended December 31, 2020, net cash provided by financing activities totaled $117,225, compared to $1,138 during the comparable prior year period. Included in the net cash provided by financing activities in 2020 were the proceeds from the registered direct offerings of our common stock, the SBA’s Paycheck Protection Program, the Credit Cash loan, and an increase in the B3D note.

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

Critical Accounting Estimates

We believe the following accounting estimates to be the most critical estimates we used in preparing our consolidated financial statements for the year ended December 31, 2020.

Impairment of Long-Lived Assets

Long-lived assets are tested for impairment at the lowest level at which there are identifiable operating cash flows, which is at the individual spa or clinic location for the XpresSpa and XpresCheck businesses. The Company’s long-lived assets consist primarily of leasehold improvements and right to use lease assets for each of its locations (considered the asset group). The Company reviews its long-lived assets for recoverability yearly or sooner if events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable.  If indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset group in question to its carrying amount. An impairment loss is recognized if it is determined that the long-lived  asset group is not recoverable and is calculated based on the excess of the carrying amount of the long-lived asset group over the long-lived asset groups fair value. The Company estimates the fair value of long-lived assets using present value income approach. Future cash flow was calculated based on forecasts over the estimated remaining useful life of the asset group, which for each of the Company’s locations, is the remaining term of the operating lease. The Company estimates it weighted average cost of capital as the discount rate since it expects that this rate incorporates not only the time value of money but also the expectations regarding future cash flows and an appropriate risk premium.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The estimates used to calculate future cash flows are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated fair value of each asset group. The Company will calculate the future cash flow using what it believes to be the most predictable of several scenarios. Typically, the changes in assumptions run under different business scenarios would not result in a material change in the assessment of the potential impairment or the impairment amount of a locations long-lived asset group. But if these estimates or related assumptions were to change materially, the Company may be required to record an impairment charge.

Intangible assets

Intangible assets include trade names, customer relationships, and technology, which were primarily acquired as part of the acquisition of XpresSpa in December 2016 and were recorded based on the estimated fair value in purchase price allocation. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness. Gain or loss on dispositions of intangible assets is reflected in general and administrative expense in the consolidated statements of operations and comprehensive loss.

The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of the Company’s intangible assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets.  We determine fair value by using the relief from royalty method. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. If these estimates or material related assumptions change, the Company may be required to record impairment charges related to its intangible assets.

Fair value measurements

The Company’s financial instruments consist principally of cash and cash equivalents, receivables, debt, equity investments,  and derivative liabilities. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2: Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for these assets or liabilities for the years ended December 31, 2020 and 2019.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investments in public companies are carried at fair value based on quoted market prices. Investments in equity securities of nonpublic entities without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors, in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount. Equity investments are recorded in other assets on the accompanying consolidated balance sheets.

Derivative instruments

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets at their respective fair values. The Company’s derivative instruments are revalued at each reporting date, with changes in the fair value of the instruments included in the consolidated statements of operations and comprehensive loss as non-operating income (expense). The Company reviews the terms of features embedded in non-derivative instruments to determine if such features require bifurcation and separate accounting as derivative financial instruments. Equity-linked derivative instruments are evaluated in accordance with Accounting Standard Codification 815-40, “Contracts in an Entity’s Own Equity,” to determine if such instruments are indexed to the Company’s own stock and qualify for classification in equity.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recently adopted accounting pronouncements

Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”)

On January 1, 2020, the Company adopted ASU No. 2016-13 using a modified-retrospective approach. This standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. Adoption of this standard did not result in an adjustment to opening accumulated deficit and did not have a material impact on the Company’s consolidated financial statements.

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

Recently issued accounting pronouncements

Accounting Standards Update No. 2020-10—Codification Improvements

Issued in October 2020, this release updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company will adopt ASU 2020-10 as of the reporting period beginning January 1, 2021. The adoption of this update is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2020-06—Debt--Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)

Issued in August 2020, this update is intended to reduce the unnecessary complexity of the current guidance thus resulting in more accurate accounting for convertible instruments and consistent treatment from one entity to the next. Under current GAAP, there are five accounting models for convertible debt instruments. Except for the traditional convertible debt model that recognizes a convertible debt instrument as a single debt instrument, the other four models, with their different measurement guidance, require that a convertible debt instrument be separated (using different separation approaches) into a debt component and an equity or a derivative component. Convertible preferred stock also is required to be assessed under similar models. The Financial Accounting Standard Board (“FASB”) decided to simplify the accounting for convertible instruments by removing certain separation models currently included in other accounting guidance that were being applied to current accounting for convertible instruments. Under the amendments in this update, an embedded conversion feature no longer needs to be separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

bifurcation and recognition as derivatives. The Board also decided to add additional disclosure requirements in an attempt to improve the usefulness and relevance of the information being provided.

The new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815

Issued in January 2020, the amendments in this update affect all entities that apply the guidance in Topics 321, 323, and 815 and (1) elect to apply the measurement alternative or (2) enter into a forward contract or purchase an as option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting. The Company applies the guidance included in Topic 815 to its derivative liabilities but does not intend on applying the new measurement alternative included in the update. The new standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

Accounting Standards Update No. 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

Issued in December 2019, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to guidance in Topic 740. The specific areas of potential simplification were submitted by stakeholders as part of the FASB’s simplification initiative. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

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

Under the supervision of and with the participation of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020.  Our evaluation as of December 31, 2019 identified a material weaknesses in our internal control over financial reporting, which remained unmitigated as of December 31, 2020, as noted below in Report of Management on Internal Control over Financial Reporting. Based on their evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.. Notwithstanding this conclusion, management believes that the consolidated financial statements in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows in conformity with GAAP.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to a material weakness in our internal controls over our financial close and reporting process identified in 2019 and remaining unmitigated as of December 31, 2020. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As this deficiency created a reasonable possibility that a material misstatement would not be prevented or detected in a timely basis, management concluded that the control deficiency represented a material weakness and accordingly our internal control over financial reporting was not effective as of December 31, 2019 and December 31, 2020. Management concluded that additional formal procedures should be implemented in the financial close and reporting process to ensure that appropriate and timely reviews occur on all financial reporting analysis. Management also concluded that as of December 31, 2020,  we still did not have a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately.

The material weakness in our internal control over financial reporting resulted in proposed audit adjustments to the Company’s consolidated financial statements in the areas of lease accounting, long-lived asset impairment and accrued liabilities accounting as of and for the year ended December 31, 2019.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We and our Board treat the controls surrounding, and the integrity of, our financial statements with the utmost priority. Management is committed to the planning and implementation of remediation efforts to address control deficiencies and any other identified areas of risk. These remediation efforts are intended to both address the identified material weakness and to enhance our overall financial control environment. In particular:

·	we will continue to strengthen our interim and annual financial review controls to function with a sufficient level of precision to detect and correct errors on a timely basis;
·	we will continue to improve the timeliness of our closing processes with respect to interim and annual periods.

Following identification of this control deficiency, commenced remediation efforts by implementing modifications to better ensure that the Company has appropriate and timely reviews on all financial reporting analysis. The material weakness in our internal control over financial reporting will not be considered remediated until these modifications are implemented, in operation for a sufficient period of time, tested, and concluded by management to be designed and operating effectively. In addition, as we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify our remediation plan. Management will test and evaluate the implementation of these modifications during 2021 to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material misstatement in the Company’s financial statements.

The steps we took to address the deficiencies identified included:

•	we appointed a permanent Chief Financial Officer in December 2020;
•	we have engaged in efforts to restructure accounting processes and revise organizational structures to enhance accurate accounting and appropriate financial reporting;

•	we have engaged outside service providers to assist with the valuation and recording of key reporting areas such as leases and stock compensation expense;
•	we have implemented additional accounting software to aid in the accounting and financial reporting process;
•	we have contracted an independent consulting firm to assist with the preparation of the Financial Statements and U.S. GAAP accounting research;
•	we have hired additional experienced Certified Public Accountants including a Certified Information Systems Auditor, in the corporate office.

We are committed to maintaining a strong internal control environment, and we believe the measures described above will strengthen our internal control over financial reporting and remediate the material weakness we have identified. Our remediation efforts have begun, and we will continue to devote significant time and attention to these remedial efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to strengthen controls or to modify the remediation plan described above, which may require additional implementation time.

As noted above, we believe that, as a result of management’s in-depth review of its accounting processes, and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-K and, to the best of our knowledge, we believe that the consolidated financial statements in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to a material weakness in our internal control over our financial close and reporting process, which was discovered in 2019, still remaining unmitigated. Management continues to conclude that as of December 31, 2020, we still did not have a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately. As a result of this evaluation, we extensively used outside consultants who possessed the appropriate levels of accounting and controls knowledge to appropriately analyze, record and disclose accounting matters completely and accurately.

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on April 20, 2020)

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of XpresSpa Group, Inc., filed with the Secretary of State of the State of Delaware on June 10, 2020 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 10, 2020)

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

Exhibit No.	Description

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

4.15	Unsecured Convertible Note due May 31, 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

4.16	Warrant to Purchase Common Stock in favor of Calm.com, Inc., dated as of July 8, 2019 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

4.17	Form of December 2016 Warrant Amendment, dated as of July 8, 2019 (incorporated by reference from Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

4.18	Form of Pre-Funded Warrant to Purchase Common Stock, dated March 19, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 19, 2020)

4.19	Form of Pre-Funded Warrant to Purchase Common Stock, dated March 25, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 25, 2020)

Exhibit No.	Description

4.20	Form of Pre-Funded Warrant to Purchase Common Stock, dated March 27, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 27, 2020)

4.21	Form of Pre-Funded Warrant to Purchase Common Stock, dated April 6, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 7, 2020)

4.22	Description of the Registrant’s Securities (incorporated by reference from Exhibit 4.22 to our Annual Report on Form 10-K filed with the SEC on April 20, 2020)

4.23	Amended and Restated Calm Note, dated as of April 17, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 17, 2020).

4.24	Amended and Restated Calm Note, dated as of April 22, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 24, 2020)

4.25	Form of Warrant to Purchase Common Stock, dated June 17, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.26	Form of Placement Agent Warrant to Purchase Common Stock, dated June 17, 2020 (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.27	Form of Warrant to Purchase Common Stock, dated August 25, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 28, 2020)

4.28	Form of Pre-Funded Warrant to Purchase Common Stock, dated August 25, 2020 (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 28, 2020)

4.29	Form of Placement Agent Warrant to Purchase Common Stock, dated August 25, 2020 (incorporated by reference from Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on August 28, 2020)

4.30	Form of Warrant to Purchase Common Stock, dated December 17, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 21, 2020)

4.31	Form of Placement Agent Warrant to Purchase Common Stock, dated December 17, 2020 (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on December 21, 2020)

10.1†

Vringo, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated by reference from Appendix C of our Proxy Statement on Schedule 14A (DEF 14A) filed with the SEC on September 25, 2015)

10.2†	Form of Management Option Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010).

10.3†	Form of Stock Option Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.4†	Form of Restricted Stock Unit Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

Exhibit No.	Description

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

Exhibit No.	Description

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

10.30	Form of Exchange Agreement, date as of March 19, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2020)

Exhibit No.	Description

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

10.35†*	Stock Option Grant under the XpresSpa Group Inc. 2020 Equity Incentive Plan

10.36†*	Notice of Restricted Stock Unit Award under the XpresSpa Group Inc. 2020 Equity Incentive Plan

10.37†*	Offer Letter, dated November 27, 2020, between the Company and James A. Berry

10.38	U.S. Small Business Administration Paycheck Protection Program Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2020

10.39	Form of Exchange Agreement, dated June 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2020)

10.40	Form of Securities Purchase Agreement, dated as of June 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

10.41	Form of Securities Purchase Agreement, dated as of August 25, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2020)

10.42†	XpresTest, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2020)

10.43†	XpresSpa Group, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2020)

10.44	Form of Securities Purchase Agreement, dated as of December 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2020)

21*	Subsidiaries of XpresSpa Group, Inc.

23.1*	Consent of CohnReznick LLP, independent registered public accounting firm

23.2*	Consent of Friedman LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

31.2	Certification of Principal Financial Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit XpresSpa Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of XpresSpa Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of XpresSpa Group, Inc. and subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Long-Lived Assets

As described in Note 2 to the financial statements, the Company evaluates long-lived assets for recoverability if events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. If indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset group in question to its carrying amount. An impairment loss is recognized if it is determined that the long-lived asset group is not recoverable and is calculated based on the excess of the carrying amount of the long-lived asset group over the long-lived asset group fair value. The impairment tests require management to make assumptions when estimating the fair value of the asset groups, including financial projections.

We identified the valuation of long-lived assets as a critical audit matter because of certain significant assumptions management makes in determining the fair value of the asset groups, including projections. The significant judgements made by management resulted in a high degree of auditor  judgment and an increased audit effort in performing procedures. This is made more challenging by the uncertainty of the potential impact to cash flows due to the COVID-19 pandemic.

Our audit procedures related to the Company’s valuation of long-lived assets included the following, among others, (i) testing management’s process for determining fair value estimates; (ii) evaluating the reasonableness of the significant assumptions used by management related to financial performance, and discount rates. Evaluating management’s assumptions related to financial performance involved evaluating whether the assumptions were reasonable considering (i) current and historical trends of the underlying assets; and (ii) engaging in discussions with management to evaluate the Company’s plans to develop an asset or dispose of an asset before the end of its estimated useful life. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the reasonableness of the significant assumptions related to the discount rate.

Valuation of Intangible Assets

As described in Note 2 to the financial statements, the Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of the Company’s intangible assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge.

We identified the valuation of intangible assets as a critical audit matter because of certain significant assumptions management makes in determining the fair value of the assets. The significant judgments made by management resulted in a high degree of auditor  judgement and an increased audit effort in performing procedures. This is made more challenging by the uncertainty of the potential impact to cash flows due to the COVID-19 pandemic.

Our audit procedures related to the Company’s valuation of its intangible assets included the following, among others, (i) testing management’s process for determining fair value estimates; (ii) evaluating the appropriateness of the method used; (iii) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, discount rates, and royalty rates. Evaluating management’s assumption related to revenue growth rates involved evaluating whether the assumption was reasonable considering (i) current and historical trends of the underlying asset; and (ii) whether the revenue growth rates were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the valuation method and (ii) the reasonableness of the significant assumptions used.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020.

East Hanover, New Jersey
March 31, 2021

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

Jericho, New York
April 20, 2020

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
Current assets
Cash and cash equivalents	$89,801	$2,184
Inventory	657	647
Other current assets	1,321	1,102
Total current assets	91,779	3,933

Restricted cash	701	451
Property and equipment, net	4,161	8,064
Intangible assets, net	870	6,783
Operating lease right of use assets, net	3,034	8,254
Other assets	2,588	1,239
Total assets	$103,133	$28,724

Current liabilities
Accounts payable, accrued expenses and other	$7,382	$12,551
Current portion of operating lease liabilities	2,797	3,669
Current portion of promissory note, unsecured	3,298	-
Total current liabilities	13,477	16,220

Long-term liabilities
Promissory note, unsecured	2,355	-
Convertible senior secured note, net	-	4,580
Convertible notes, net	-	1,182
Derivative liabilities	-	3,137
Operating lease liabilities	6,930	5,826
Other liabilities	-	315
Total liabilities	22,762	31,260
Commitments and contingencies (see Note 11)

Stockholders’ equity (deficit)
Series A Convertible Preferred Stock, $0.01 par value per share; 6,968 shares authorized; none issued and outstanding	-	-
Series C Junior Preferred Stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	-	-
Series D Convertible Preferred Stock, $0.01 par value per share; 500,000 shares authorized; none issued and outstanding	-	-
Series E Convertible Preferred Stock, $0.01 par value per share, 2,397,060 shares authorized; none issued and outstanding as of December 31, 2020 and 977,865 issued and outstanding with a liquidation value of $3,031 as of December 31, 2019	-	10
Series F Convertible Preferred Stock, $0.01 par value per share, 9,000 shares authorized; none issued and outstanding as of December 31, 2020 and 8,996 shares issued and outstanding with a liquidation value of $900 as of December 31, 2019	-	-
Common Stock, $0.01 par value per share 150,000,000 shares authorized; 94,058,853 and 5,157,390 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively *	941	52
Additional paid-in capital	475,709	302,118
Accumulated deficit	(398,624)	(308,136)
Accumulated other comprehensive loss	(220)	(283)
Total stockholders' equity (deficit) attributable to XpresSpa Group, Inc.	77,806	(6,239)
Noncontrolling interests	2,565	3,703
Total stockholders’ equity (deficit)	80,371	(2,536)
Total liabilities and stockholders’ equity (deficit)	$103,133	$28,724

*2019 share amounts were adjusted to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

The accompanying notes form an integral part of these consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year ended December 31,
	2020	2019

Revenue, net
Services	$7,025	$39,989
Products	1,004	7,320
Other	356	1,206
Total revenue, net	8,385	48,515
Cost of sales
Labor	6,290	22,847
Occupancy	2,809	7,831
Products and other operating costs	2,884	7,176
Total cost of sales	11,983	37,854
Depreciation and amortization	5,210	6,124
Impairment/disposal of assets	15,356	6,090
General and administrative	15,940	14,319
Total operating expenses	48,489	64,387
Operating loss	(40,104)	(15,872)
Interest expense, net	(1,832)	(2,900)
(Loss) gain on revaluation of warrants and conversion options	(51,147)	2,170
Other non-operating income (expense), net	858	(4,074)
Loss from operations before income taxes	(92,225)	(20,676)
Income tax (expense) benefit	(7)	146
Net loss	(92,232)	(20,530)
Net loss (income) attributable to noncontrolling interests	1,744	(693)
Net loss attributable to XpresSpa Group, Inc.	$(90,488)	$(21,223)

Net loss	$(92,232)	$(20,530)
Other comprehensive gain / (loss) from operations	63	(32)
Comprehensive loss	$(92,169)	$(20,562)
Loss per share*
Basic and diluted net loss per share	$(2.05)	$(12.99)
Weighted-average number of shares outstanding during the year*
Basic	44,567,542	1,634,444
Diluted	44,567,542	1,634,444

*2019 per share and weighted-average number of shares were adjusted to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

The accompanying notes form an integral part of these consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

(In thousands, except share data)

									Accumulated
	Series D		Series E				Additional		other	Total	Non-
	Preferred stock		Preferred stock		Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	Shares *	Amount *	in capital *	deficit	loss	equity	interests	equity
December 31, 2018	425,750	$4	967,742	$10	587,267	$6	$296,250	$(286,913)	$(251)	$9,106	$4,029	$13,135
Conversion of senior notes and warrants into common shares	—	—	—	—	195,453	1	3,493	—	—	3,494	—	3,494
Issuance of Common Stock for repayment of debt and interest on senior notes	—	—	—	—	59,846	1	816	—	—	817	—	817
Issuance of common shares to pay interest on borrowings	—	—	—	—	74,664	1	103	—	—	104	—	104
Issuance of common shares upon vesting of RSU's	—	—	—	—	2,383	—	23	—	—	23	—	23
Exercise of warrants into common stock	—	—	—	—	464,790	5	(5)	—	—	—	—	—
Exercise of June 2019 Class A Warrants into common stock	—	—	—	—	118,167	1	(1)	—	—	—	—	—
Conversion of Series D Preferred Stock into common shares, net	(425,750)	(4)	—	—	3,654,820	37	(27)	—	—	6	—	6
Issuance of Series E Preferred Stock to pay interest on borrowings	—	—	10,123	—	—	—	—	—	—	—	—	—
Issuance of Series F Preferred Stock	—	—	—	—	—	—	1,131	—	—	1,131	—	1,131
Stock-based compensation	—	—	—	—	—	—	335	—	—	335	—	335
Foreign currency translation	—	—	—	—	—	—	—	—	(32)	(32)	—	(32)
Net income (loss) for the period	—	—	—	—	—	—	—	(21,223)	—	(21,223)	693	(20,530)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	178	178
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,197)	(1,197)
December 31, 2019	—	$—	977,865	$10	5,157,390	$52	$302,118	$(308,136)	$(283)	$(6,239)	$3,703	$(2,536)

*2019 per share and weighted-average number of shares were adjusted to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

The accompanying notes form an integral part of these consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share data)

									Accumulated	Total
	Series E		Series F				Additional		other	Company	Non-
	Preferred stock		Preferred stock		Common stock		paid-	Accumulated	comprehensive	equity	controlling	Total
	Shares	Amount	Shares	Amount	Shares *	Amount *	in capital *	deficit	income (loss)	(deficit)	interests	equity (deficit)
December 31, 2019	977,865	$10	8,996	$—	5,157,390	$52	$302,118	$(308,136)	$(283)	$(6,239)	$3,703	$(2,536)
Issuances of Common Stock for payment of interest on B3D Note	—	—	—	—	324,585	3	459	—	—	462	—	462
Conversion of B3D Note to Common Stock	—	—	—	—	13,934,525	139	20,000	—	—	20,139	—	20,139
Issuance of Series E Preferred Stock for payment of interest on Calm Note	10,123	—	—	—	—	-	63	—	—	63	—	63
Issuance of Common Stock for payment of interest on Calm Note	—	—	—	—	47,305	-	35	—	—	35	—	35
Conversion of Calm Note to Common Stock	—	—	—	—	4,761,906	48	10,551	—	—	10,599	—	10,599
Conversion of Series E Preferred Stock into Common Stock	(987,988)	(10)	—	—	510,460	5	5	—	—	—	—	—
Conversion of Series F Preferred Stock into Common Stock	—	—	(8,996)	—	1,221,945	12	(12)	—	—	—	—	—
Exercise of May 2018 Class A Warrants into Common Stock	—	—	—	—	4,961,290	50	8,987	—	—	9,037	—	9,037
Exercise of Calm Warrants into Common Stock	—	—	—	—	1,622,149	16	4,092	—	—	4,108	—	4,108
March Warrant Exchange for Common Stock - Class A Warrant	—	—	—	—	2,385,528	24	6,410	—	—	6,434	—	6,434
March Warrant Exchange for Common Stock - Class D Warrant	—	—	—	—	527,669	5	(5)	—	—	—	—	—
June Warrant Exchange for Common Stock - Calm Warrant	—	—	—	—	2,062,126	21	11,734	—	—	11,755	—	11,755
Direct offerings of Common Stock and pre-funded warrants, net of costs	—	—	—	—	56,374,555	564	110,055	—	—	110,619	—	110,619
Issuance of restricted stock	—	—	—	—	102,943	1	(1)	—	—	—	—	—
Stock option exercises	—	—	—	—	6,167	—	7	—	—	7	—	7
Issuance of Common Stock for services	—	—	—	—	58,333	1	134	—	—	135	—	135
Fractional shares retired in reverse stock split	—	—	—	—	(23)	—	-	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,077	—	—	1,077	251	1,328
Foreign currency translation	—	—	—	—	—	—	—	—	63	63	—	63
Net loss for the period	—	—	—	—	—	—	—	(90,488)	—	(90,488)	(1,744)	(92,232)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(244)	(244)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	599	599
December 31, 2020	-	$-	-	$-	94,058,853	$941	$475,709	$(398,624)	$(220)	$77,806	$2,565	$80,371

*2019 per share and weighted-average number of shares were adjusted to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

The accompanying notes form an integral part of these consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(92,232)	$(20,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Items included in net loss not affecting operating cash flows:
Revaluation of warrants and conversion options	51,147	(2,170)
Revaluation of contingent consideration	(315)	—
Depreciation and amortization	5,210	6,124
Impairment/disposal of assets	15,356	4,106
Accretion of debt discount on notes	1,125	958
Amortization of operating lease right of use asset	2,015	1,314
Issuance of shares of Common Stock for payment of interest	497	105
Issuance of Series F Convertible Preferred Stock	—	1,131
Issuance of shares of Series E Preferred Stock for payment of interest	63	—
Loss on the extinguishment of debt	182	—
Debt conversion expense	—	1,584
Issuance of shares of Common Stock for services	135	—
Amortization of debt issuance costs	128	1,031
Stock-based compensation	1,328	335
(Gain) impairment of investment	(1,287)	1,984
Issuance of warrants	—	689
Changes in assets and liabilities:
Decrease (increase) in inventory	(10)	136
(Increase) decrease in other current assets and other assets	(281)	644
(Decrease) increase in lease liabilities	(2,904)	(1,314)
(Decrease) increase in accounts payable, accrued expenses and other	(5,169)	3,760
Net cash used in operating activities	(25,012)	(113)
Cash flows from investing activities
Acquisition of property and equipment	(3,969)	(2,275)
Acquisition of software	(380)	—
Net cash used in investing activities	(4,349)	(2,275)
Cash flows from financing activities
Proceeds from direct offerings of Common Stock and warrants	110,619	—
Proceeds from borrowings under Paycheck Protection Program	5,653	—
Proceeds from additional borrowing from B3D	500	500
Proceeds from stock option exercises	7	—
Proceeds from funding advance	910	—
Repayment of funding advance	(819)	—
Issuance of Calm Note	—	2,500
Debt issuance costs	—	(714)
Payments on convertible notes	—	(129)
Contributions from noncontrolling interests	599	178
Distributions to noncontrolling interests	(244)	(1,197)
Other	—	27
Net cash provided by financing activities	117,225	1,165
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	(32)
Increase (decrease) in cash, cash equivalents and restricted cash	87,867	(1,255)
Cash, cash equivalents, and restricted cash at beginning of the period	2,635	3,890
Cash, cash equivalents, and restricted cash at end of the period	$90,502	$2,635
Cash paid during the period for
Interest	$187	$735
Income taxes	$11	$124
Non-cash investing and financing transactions
Debt discount related to issuance of convertible notes	$—	$4,142
Conversion of senior notes and warrants into common stock	$—	$3,494
Issuance of shares of Common Stock to pay debt and interest	$—	$817
Conversions of B3D Note into Common Stock	$20,139	$—
Conversions of Calm Note into Common Stock	$10,599	$—
Exercise and exchange of Calm Warrant into Common Stock	$15,863	$—
Exercise and exchanges of May 2018 Class A Warrants	$15,471	$17
Conversion of Series D Preferred Stock into Common Stock	$—	$110
Issuance of Series F Convertible Preferred Stock	$—	$1,131

The accompanying notes form an integral part of these consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 1. General

Overview

XpresSpa Group, Inc. (“XpresSpa Group” or the “Company”) is a health and wellness services company. The Company is a leading airport retailer of spa services through the Company’s XpresSpa™ locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products (“XpresSpa”). In June 2020, the Company’s subsidiary, XpresTest, Inc. (“XpresTest”), launched XpresCheck™ Wellness Centers, also located in airports, offering its COVID-19 and other medical diagnostic testing services to airport employees and the traveling public. The Company currently has two reportable operating segments: XpresSpa and XpresTest. XpresSpa is a well-recognized airport spa brand with 45 locations, consisting of 40 domestic and 5 international locations, and XpresTest, through its XpresCheck Wellness Centers, was operating in 5 airport locations domestically as of December 31, 2020.

 During 2020 and 2019, XpresSpa Group generated $8,385 and $48,515 in revenue, respectively. In 2020 and 2019, approximately 84% and 82% of XpresSpa Group’s total revenue was generated by XpresSpa services, primarily massage and nailcare, respectively. In 2020 and 2019, XpresSpa retail products and travel accessories accounted for 12% and 15%, respectively, of revenue and 4% and 3%, respectively, was other revenue generated through product placement arrangements in XpresSpa spas and from management fees earned by XpresTest.

Through its XpresCheck™ Wellness Centers and under the terms of Management Services Agreements (“MSAs”) with a physician’s practice, the Company offers testing services to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, as well as the traveling public. The Company entered into MSAs with professional medical service entities that provide healthcare services to patients. Under the terms of the MSAs, XpresTest provides office space, equipment, supplies, non-licensed staff, and management services to be used for the purpose of COVID-19 and other medical diagnostic testing in return for a management fee. XpresTest recognized $80 of revenue initially under the MSAs, however as a result of uncertainties around the cash flows of the XpresCheck™ Wellness Centers, the Company subsequently concluded that the collectability criteria to qualify as a contract under ASC 606 was not met, and no further revenue associated with the monthly management fee will be recognized until a subsequent reassessment results in the MSAs meeting the collectability criteria.

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

10

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Liquidity

As of December 31, 2020, the Company had approximately $89,801 of cash and cash equivalents, and total current assets of approximately $91,779. The Company's total current liabilities balance, which includes accounts payable, accrued expenses, and the current portions of its promissory note and operating lease liabilities was approximately $13,477 as of December 31, 2020. The working capital was $78,302 as of December 31, 2020, compared to a working capital deficiency of $12,287 as of December 31, 2019. The increase in working capital was primarily due to the net proceeds from registered direct offerings of $110,619 and the resulting reduction in accounts payable, accrued expenses and other current liabilities, offset somewhat by the increase in the current portion of the unsecured promissory note, which are discussed in greater detail in the notes to these consolidated financial statements.

While the Company has aggressively reduced operating and overhead expenses in the XpresSpa brand, and while it continues to focus on its overall profitability, it has continued to generate negative cash flows from operations, and it expects to incur net losses in the short-term.

The Company has taken actions to improve its overall cash position and access to liquidity through equity offerings and debt retirements, by exploring valuable strategic partnerships, right sizing its corporate structure and streamlining its operations.

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

(b) Use of estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include the Company’s long-lived assets, intangibles assets, the useful lives of the Company’s intangible assets, the valuation of the Company’s derivative warrant liabilities, the valuation of stock-based compensation, deferred tax assets and liabilities, income tax uncertainties, and other contingencies.

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

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

translation within the consolidated statements of operations and comprehensive loss and consolidated statements of changes in stockholders’ equity (deficit).

(d) Cash and cash equivalents

The Company maintains cash in checking and money market accounts with financial institutions. The Company has established guidelines relating to diversification and maturities of its investments in order to minimize credit risk and maintain high liquidity of funds. The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents.  Cash equivalents include amounts due from third-party financial institutions for credit and debit card transactions which typically settle in less than five days.

(e) Derivative instruments

The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets at their respective fair values. The Company’s derivative instruments are revalued at each reporting date, with changes in the fair value of the instruments included in the consolidated statements of operations and comprehensive loss as non-operating income (expense). The Company reviews the terms of features embedded in non-derivative instruments to determine if such features require bifurcation and separate accounting as derivative financial instruments. Equity-linked derivative instruments are evaluated in accordance with FASB Accounting Standard Codification (“ASC”) 815-40, “Contracts in an Entity’s Own Equity,” to determine if such instruments are indexed to the Company’s own stock and qualify for classification in equity.

(f) Inventory

All inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method.

(g) Intangible assets

Intangible assets include trade names, customer relationships, and technology, which were primarily acquired as part of the acquisition of XpresSpa in December 2016 and were recorded based on the estimated fair value in purchase price allocation. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value is than compared to the carrying value and an impairment charge is recognized by the amount in which the carrying value exceeds the fair value of the asset.  We determine fair value by using the relief from royalty method.  In assessing the recoverability of the Company’s intangible assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information.

(h) Property and Equipment

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

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

(i) Impairment of long-lived assets

Long-lived assets are tested for impairment at the lowest level at which there are identifiable operating cash flows, which is at the individual spa or clinic location for the XpresSpa and XpresCheck businesses. The Company’s long-lived assets consist primarily of leasehold improvements and right to use lease assets for each of its locations (considered the asset group). The Company reviews its long-lived assets for recoverability yearly or sooner if events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable.  If indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset group in question to its carrying amount. An impairment loss is recognized if it is determined that the long-lived  asset group is not recoverable and is calculated based on the excess of the carrying amount of the long-lived asset group over the long-lived asset groups fair value. The Company estimates the fair value of long-lived assets using present value income approach. Future cash flow was calculated based on forecasts over the estimated remaining useful life of the asset group, which for each of the Company’s locations, is the remaining term of the operating lease.

(j) Leases

The right of use asset (“ROU”) on the Company’s consolidated balance sheet represents a lessee's right to use an asset over the life of a lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term, plus any lease payments made to the lessor before the lease commencement date, plus any initial direct costs incurred, minus any lease incentives received. The amortization period for the right of use asset is from the lease commencement date to the earlier of the end of the lease term or the end of the useful life of the asset. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has elected to exclude all short-term leases (i.e, leases with term of 12 months or less) from recognition on the balance sheet.

The Company’s lease liabilities are determined by calculating the present value of all future lease payments using the rate implicit in the lease if it can be readily determined, or the lessee’s incremental borrowing rate. The Company uses its incremental borrowing rate at the inception of the lease to determine the present value of future lease payments as the rate implicit in its leases could not be readily determined.

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level, an increase based on a change in the consumer price index or fair market value. These amounts are excluded from the calculation of the right of use asset and lease liability under ASC 842. Minimum rent under these leases is included in the determination of rent expense when it is probable that the expense has been incurred and the amount can be reasonably estimated.

The Financial Accounting Standards Board (“FASB”) issued a Q&A in March 2020 that focused on the application of lease guidance in ASC 842 for lease concessions related to the effects of COVID-19. The FASB staff has said that entities can elect to not evaluate whether concessions granted by lessors related to COVID-19 are lease modifications. Entities that make this election can then apply the lease modification guidance in ASC 842 or account for the concession as if it were contemplated as part of the existing contract. The Company has elected to not treat the concessions as lease modifications and will instead account for the lease concessions as if they were contemplated as part of the existing leases. The Company has recorded negative variable lease expense and adjusted lease liabilities at the point in which the rent concession has become accruable.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

(k) Restricted cash

Restricted cash, which is listed as a separate line item in the consolidated balance sheets, represents balances at financial institutions to secure bonds and letters of credit as required by the Company’s various lease agreements.

(l) Equity investments

Equity investments are carried at fair value with the changes in fair value recorded in the statement of operations and other comprehensive loss in accordance with ASU 2016-01. Equity investments without readily determinable fair values are measured at cost less any identified impairment and reflective of any observable transactions. The Company will perform a qualitative assessment on an annual basis and recognize impairment if there are sufficient indicators that the fair value of the investment is less than the carrying value.

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

Through its XpresCheck™ Wellness Centers and under the terms of Managed Services Agreements (“MSAs”) with a physician’s practice, the Company offers testing services to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, as well as the traveling public. The Company entered into MSAs with professional medical service entities that provide healthcare services to patients. Under the terms of the MSAs, XpresTest provides office space, equipment, supplies, non-licensed staff, and management services to be used for the purpose of COVID-19 and other medical diagnostic testing in return for a management fee. As a result of uncertainties around the cash flows of the XpresCheck™ Wellness Centers, the Company concluded that the collectability criteria to qualify as a contract under ASC 606 is not met, and no revenue associated with the monthly management fee will be recognized at this point from the MSAs. The Company will instead recognize management fees paid to the company as a deposit contract liability until the subsequent reassessment of the contract results in the MSAs meeting the collectability criteria or termination of the contracts. As of December 31, 2020, management recorded a deposit contract liability of $886 for payments received in Accounts payable, accrued expenses and other on the Company’s consolidated balance sheet.

The Company has a franchise agreement with an unaffiliated franchisee to operate an XpresSpa location. Under the Company’s franchising model, all initial franchising fees relate to the franchise right, which is a single performance obligation that transfers over time. Upon receipt of the non-recurring, non-refundable initial franchise fee, management records a deferred revenue liability in Accounts payable, accrued expenses and other on the Company’s consolidated balance sheets and recognizes revenue on a straight-line basis over the life of the franchise agreement.

The Company has also entered into collaborative agreements with marketing partners whereby it sells certain of its partners’ products in the Company’s XpresSpa spas. The Company acts as an agent for revenue recognition purposes and therefore records revenue net of the revenue share payable to the partners. Upon receipt of the non-recurring, non-refundable initial collaboration fee, management records a deferred revenue liability in Accounts payable, accrued expenses and other on the Company’s consolidated balance sheets and recognizes revenue on a straight-line basis over the life of the collaboration agreement.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The Company excludes all sales taxes assessed to our customers from revenue. Sales taxes assessed on revenues are included in Accounts payable, accrued expenses and other on the Company’s consolidated balance sheets until remitted to state agencies.

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

In addition, XpresSpa maintains a rewards program in which customers earn loyalty points, which can be redeemed for future services. Loyalty points are rewarded upon joining the loyalty program, for customer birthdays, and based upon customer spending. When a customer redeems loyalty points, the Company recognizes revenue for the redeemed cash value and reduces the related loyalty program liability. On June 1, 2018, the Company adopted a formal expiration policy whereby any loyalty members with inactivity for an 18-month period will forfeit any unused loyalty rewards.   Upon closure of the spa locations in March 2020, the Company temporarily suspended the expiration policy.

The costs associated with gift cards and reward points are accrued as the rewards are earned by the cardholder and are included in Accounts payable, accrued expenses and other in the consolidated balance sheets until used.

(o) Segment reporting

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Company.

The Company currently has two reportable operating segments: XpresSpa and XpresTest. XpresSpa, a leading airport retailer of spa services and offers travelers premium spa services in airports. XpresTest offers convenient COVID-19 and other medical diagnostic testing services to airport employees and to the traveling public. XpresSpa is a well-recognized airport spa brand in 45 locations, within of 40 domestic and 5 international airports, whereas XpresTest was operating in 5 airport locations domestically as of December 31, 2020.

 During 2020 and 2019, XpresSpa Group generated $8,385 and $48,515 in revenue, respectively. In 2020 and 2019, approximately $8,045 and $47,328 of XpresSpa Group’s total revenue in was generated by XpresSpa services and retail product revenues. In 2020, XpresTest accounted for $80 of XpresSpa Group’s total revenue from management fees earned under the MSA’s.

There are currently no intersegment revenues. Asset information by operating segment is presented below since the chief operating decision maker reviews this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s audited consolidated financial statements.

(p) Pre-opening costs

Pre-opening and start-up activity costs, which include rent and occupancy, supplies, advertising, and other direct expenses incurred prior to the opening of a new store, are expensed in the period in which they are incurred.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

(q) Cost of sales

Cost of sales consists of spa and clinic operating costs. These costs include all costs that are directly attributable to the location’s operations and include:

●	payroll and related benefits for the location’s operations and management;
●	rent, percentage rent and occupancy costs;
●	the cost of merchandise and testing supplies;
●	freight, shipping and handling costs;
●	production costs;
●	inventory shortage and valuation adjustments; and
●	costs associated with sourcing operations.

(r) Stock-based compensation

Stock-based compensation is recognized as an expense in the consolidated statements of operations and comprehensive loss and such cost is measured at the grant-date fair value of the equity-settled award. The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The fair value of Restricted Stock Units (“RSUs”) is calculated as of the date of grant using the grant date closing share price multiplied by the number of RSUs granted. The expense is recognized on a straight-line basis, over the requisite service period. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past. Expected volatility is estimated based on a weighted average historical volatility of the Company. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve as of the date of grant.

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

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company had no uncertain tax positions as of December 31, 2020 and 2019.

(t) Noncontrolling interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of earnings or losses from the subsidiaries, in which the Company holds a majority, but less than 100%, ownership interest and the results of which are included in the Company’s consolidated statements of operations and comprehensive loss. Net loss  attributable to noncontrolling interests represents the proportionate share of the noncontrolling holders’ ownership in certain subsidiaries of XpresSpa and of XpresTest.

(u) Net loss per common share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders for the period by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to the Company for the period by the weighted-average number of shares of Common Stock plus dilutive potential Common Stock considered outstanding during the period. However, as the Company generated net losses in all periods presented, all potentially dilutive securities, including certain warrants and stock options, were not reflected in diluted net loss per share because the impact of such instruments was anti-dilutive.

(v) Commitments and contingencies

Liabilities for loss contingencies arising from assessments, estimates or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs expected to be incurred in connection with a loss contingency are expensed as incurred.

(w) Reclassification

Certain balances in the 2019 consolidated financial statements have been reclassified to conform to the presentation in the 2020 consolidated financial statements, primarily the classification and presentation of certain items in the operating activities section of the statement of cash flows and the loss from operations before income taxes section of the statement of operations and comprehensive loss. Such reclassifications did not have a material impact on the consolidated financial statements.

(x) Fair value measurements

The Company measures fair value in accordance with ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received by selling an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

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

(y) Recently adopted accounting pronouncements

Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”)

On January 1, 2020, the Company adopted ASU No. 2016-13 using a modified-retrospective approach. This standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. Adoption of this standard did not result in an adjustment to opening accumulated deficit and did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”)

On January 1, 2020, the Company adopted ASU No. 2018-13. This amendment provides updates to the disclosure requirements on fair value measures in Topic 820, which includes the changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements, the option of additional quantitative information surrounding unobservable inputs and the elimination of disclosures around the valuation processes for Level 3 measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty have been applied prospectively beginning January  1, 2020. All other amendments have been applied retrospectively to all periods presented. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

(z) Recently issued accounting pronouncements

Accounting Standards Update No. 2020-10—Codification Improvements

Issued in October 2020, this release updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company will adopt ASU 2020-10 as of the reporting period beginning January 1, 2021. The adoption of this update is not expected to have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2020-06—Debt--Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Issued in August 2020, this update is intended to reduce the unnecessary complexity of the current guidance thus resulting in more accurate accounting for convertible instruments and consistent treatment from one entity to the next. Under current GAAP, there are five accounting models for convertible debt instruments. Except for the traditional convertible debt model that recognizes a convertible debt instrument as a single debt instrument, the other four models, with their different measurement guidance, require that a convertible debt instrument be separated (using different separation approaches) into a debt component and an equity or a derivative component. Convertible preferred stock also is required to be assessed under similar models. The FASB decided to simplify the accounting for convertible instruments by removing certain separation models currently included in other accounting guidance that were being applied to current accounting for convertible instruments. Under the amendments in this update, an embedded conversion feature no longer needs to be separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. The Board also decided to add additional disclosure requirements in an attempt to improve the usefulness and relevance of the information being provided.

The new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815

Issued in January 2020, the amendments in this update affect all entities that apply the guidance in Topics 321, 323, and 815 and (1) elect to apply the measurement alternative or (2) enter into a forward contract or purchase an as option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting. The Company applies the guidance included in Topic 815 to its derivative liabilities but does not intend on applying the new measurement alternative included in the update. The new standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

Accounting Standards Update No. 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

Issued in December 2019, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to guidance in Topic 740. The specific areas of potential simplification were submitted by stakeholders as part of the FASB’s simplification initiative. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Note 3. Net Loss per Share of Common Stock

The table below presents the computation of basic and diluted net losses per  common share:

	Year ended
	December 31,
	2020	2019

Basic and diluted numerator:
Net loss attributable to XpresSpa Group, Inc.	$(90,488)	$(21,223)
Less: deemed dividend on warrants and preferred stock	(945)	—
Net loss attributable to common shareholders	$(91,433)	$(21,223)
Basic and diluted denominator:
Basic and diluted weighted average shares outstanding	44,567,542	1,634,444
Basic and diluted net loss per share	$(2.05)	$(12.99)

Net loss per share data presented above excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options to purchase an equal number of shares of Common Stock	1,353,888	49,653
Warrants to purchase an equal number of shares of Common Stock	48,044,381	1,129,371
Preferred stock on an as converted basis	—	655,164
Convertible notes on an as converted basis	—	1,583,333
Total number of potentially dilutive securities excluded from the calculation of loss per share attributable to common shareholders	49,398,269	3,417,521

Reverse Stock Split

On June 11, 2020, the Company effected a 1-for-3 reverse stock split, whereby every three shares of its Common Stock was reduced to one share of its Common Stock and the price per share of its Common Stock was multiplied by 3. All references to shares and per share amounts have been adjusted to reflect the reverse stock split.

Note 4. Cash, Cash Equivalents, and Restricted Cash

	December 31, 2020	December 31, 2019
Cash denominated in United States dollars	$88,636	$890
Cash denominated in currency other than United States dollars	1,158	1,048
Restricted cash	701	451
Credit and debit card receivables	7	246
Total cash, cash equivalents and restricted cash	$90,502	$2,635

As of December 31, 2020 and 2019, cash and cash equivalents included $7 and $246 of credit card receivables, respectively. The Company places its cash and temporary cash investments with credit quality institutions. At times, such cash denominated in United States dollars may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At December 31, 2020, deposits in excess of FDIC limits were $88,556. As of December 31, 2020 and

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

2019, the Company held cash balances in overseas accounts, totaling $1,158 and $1,048, respectively, which are not insured by the FDIC. If the Company were to distribute the amounts held overseas, the Company would need to follow an approval and distribution process as defined in its operating and partnership agreements, which may delay and/or reduce the availability of that cash to the Company.

Note 5. Other Current Assets

As of December 31, 2020, and 2019, the Company’s other current assets were comprised of the following:

	December 31, 2020	December 31, 2019
Prepaid expenses	$1,135	$984
Other	186	118
Total other current assets	$1,321	$1,102

Prepaid expenses are predominantly comprised of financed and prepaid insurance policies which have terms of one year or less.

Note 6. Property and Equipment

Property and equipment is comprised of three categories: leasehold improvements, furniture and fixtures, and other operating equipment as of December 31, 2020 and 2019 as follows:

	December 31,
	2020	2019	Useful Life
Leasehold improvements	$8,357	$16,102	Average 5-8 years
Furniture and fixtures	362	863	3-4 years
Other operating equipment	388	1,305	Maximum 5 years
	9,107	18,270
Accumulated depreciation	(4,946)	(10,206)
Total property and equipment, net	$4,161	$8,064

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the shorter of remaining lease term or economic useful life (which is on average 5-8 years).

The Company performed assessments of its property and equipment for impairment for the years ended December 31, 2020 and 2019 and based upon the results of the impairment tests, the Company recorded impairment expenses of approximately $4,954 and $1,844, respectively, which is included in “Impairment/disposal of assets” in the consolidated statements of operations and comprehensive loss.

In 2019, as a result of an early termination of a lease for one of its closed locations, the Company assessed all assets at the closed location for impairment. This resulted in a charge of approximately $620, which was included in "Impairment/disposal of assets" in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2019. The Company also reduced the remaining right of use asset and the lease liability balances by approximately $421 related to the lease for this location.

The Company expensed approximately $231 of costs incurred during 2019 that had been capitalized in anticipation of opening new spa locations which the Company later determined were not viable. The Company also wrote off

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

approximately $109 related to a previous asset disposition that had originally been classified as held for sale and was reclassified to continuing operations, but the assets were ultimately deemed not realizable as of December 31, 2019. These charges are included in the "Impairment/disposition of assets" line in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.

During the years ended December 31, 2020 and 2019, the Company recorded $2,853 and $3,821, respectively, of depreciation expense.

Note 7. Other Assets

Other assets in the consolidated balance sheets are comprised of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Equity investments	$1,768	$484
Lease deposits	736	755
Other	85	—
Other assets	$2,588	$1,239

As of December 31, 2020, the equity investment in Route1 had a readily determinable fair value of $1,768. The Company recorded an unrealized gain of $1,284 in 2020 in connection with the remeasurement of the common shares and warrants of  Route 1 it obtained in the 2018 sale of Group Mobile to Route 1.  The gain is included in Other non-operating income (expense), net on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.

In 2019, the Company fully impaired the portion of its equity investment in Route1 related to Group Mobile’s failure to achieve certain performance targets established in connection with the sale of Group Mobile to Route 1, and recorded an impairment charge of $1,141, which is included in “Impairment/disposal of assets” on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.

In 2019, the Company recorded an impairment loss on its FLI Charge cost method investment, which the Company received from the disposition of FLI Charge in October 2017, of approximately $47, which is included in “Impairment/disposal of assets” on the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2019.

The Company assessed its investment in InfoMedia Services Limited (“InfoMedia”) for impairment at December 31, 2019. InfoMedia had failed to obtain financing to fund continuing operations and the Company believes this represents a triggering event. It was determined that the Company should fully impair its investment  in InfoMedia  and recorded an impairment expense of  $787, which is included in “Impairment/disposal of assets” on the Company's statement of operations and comprehensive loss for the year ended December 31, 2019.

The Company had an investment in Marathon Patent Group, Inc. (“Marathon”), which the Company acquired in January 2018, with an acquisition date fair value of $450. The Company sold its remaining investment in Marathon of $23 in 2019 for net proceeds of $14.

Also included in “Other assets” as of December 31, 2020 and 2019 were $736 and $755, respectively, of security deposits made pursuant to various lease agreements, which will be returned to the Company at the end of the leases.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Note 8. Intangible Assets

The following table provides information regarding the Company’s intangible assets, which consist of the following:

	December 31, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$1,339	$(899)	$440	$13,309	$(6,709)	$6,600
Software	694	(264)	430	312	(129)	183
Total intangible assets	$2,033	$(1,163)	$870	$13,621	$(6,838)	$6,783

The Company’s trade name relates to the value of the XpresSpa trade name, and software relates to certain capitalized third-party costs related to a new website and a point-of-sale system.

In the year ended December 31, 2020, the Company recorded an impairment of the value of the XpresSpa trade name of $3,934, which is included in “Impairment/disposal of assets” on the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.

In the year ended December 31, 2019, the Company wrote off the net book value of certain patents that were no longer generating cash flow totaling approximately $85, which is included in “Impairment/disposal of assets” on the Company’s consolidated statement of operations and comprehensive loss.

The Company’s intangible assets are amortized over their expected useful lives, which is six years for trade names and five years for software. During the years ended December 31, 2020 and 2019, the Company recorded amortization expense of $2,357 and $2,303, respectively, related to its intangible assets.

Estimated amortization expense for the Company’s intangible assets  at December 31, 2020 is as follows:

Calendar Years ending December 31,	Amount
2021	412
2022	390
2023	67
2024	1
Total	$870

Note 9. Leases

The Company leases spa and clinic locations at various domestic and international airports. Additionally, the Company leases its corporate office in New York City. Certain leases entered into by the Company are accounted for in accordance with ASC 842. The Company determines if an arrangement is a lease at inception and if it qualifies under ASC 842. The Company’s lease arrangements generally contain fixed payments throughout the term of the lease and most also contain a variable component to determine the lease obligation where a certain percentage of sales is used to calculate the lease payments. The Company enters into leases that expire, are amended and extended, or are  extended on a month-to-month basis. Leases are not included in the calculation of the total lease liability and the right of use asset when they are month-to-month.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

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

The Company reviews all of its existing lease agreements to determine whether there were any modifications to lease agreements and to assess if any agreements should be accounted for pursuant to the guidance in ASC 842. Upon adoption of ASC 842, the Company used 11.24% as its incremental borrowing rate for its leases.  The Company did exercise its option to extend the term of existing lease contracts during the years ended December 31, 2020 and 2019.  Since the existing lease liability did not originally consider the extension of the lease term for these leases, the Company reassessed the incremental borrowing rate used to calculate the lease liability. As a result of the Company renegotiating terms of its senior secured notes during 2019, the borrowing rate was reduced from 11.24% in 2019 to 9.0% in 2020 and the Company determined that it should use 9.0% as its 2020 incremental borrowing rate for lease extensions, modifications and new leases.

The Company has received rent concessions from landlords on a majority of its leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. Currently, the period of relief from these payments generally range from three to six months, are often extended and began in March 2020. The Company received minimum guaranteed payment concessions of $2,562 for the year ended December 31, 2020.

The following is a summary of the activity in the Company’s current and long-term operating lease liabilities for the year ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,344)	$(2,623)
Leased assets obtained in exchange for new and modified operating lease liabilities	$(3,144)	$(12,565)
Leased assets surrendered in exchange for termination of operating lease liabilities	$11	$447

As of December 31, 2020, future minimum operating leases commitments are as follows:

Calendar Years ending December 31,	Amount
2021	$3,658
2022	2,804
2023	2,018
2024	1,409
2025	810
Thereafter	1,443
Total future lease payments	12,143
Less: interest expense at incremental borrowing rate	(2,416)
Net present value of lease liabilities	$9,727

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	4.5	years
Weighted average discount rate used to determine present value of operating lease liability:	10.31%

Variable lease payments calculated monthly as a percentage of a product and services revenue were $611 and $3,025 for the years ended December 31, 2020 and 2019, respectively.

Rent expense for operating leases for the years ended December 31, 2020 and 2019 were $2,057 and $8,175, respectively.

The Company performed assessments of its right of use lease assets for impairment for the years ended December 31, 2020 and 2019. Based upon the results of the impairment tests, the Company recorded impairment expenses of approximately $6,341 and $1,217, which is included in Impairment/disposal of assets on the consolidated statement of operations and comprehensive loss for the years ended December 31, 2020 and 2019, respectively.

Note 10. Long-term Notes and Convertible Notes

Total debt as of December 31, 2020 and  2019 is comprised of the following:

	December 31, 2020	December 31, 2019
B3D Note, net of unamortized debt discount and debt issuance costs of $2,420 as of December 31 ,2019	$—	$4,580
Promissory note, unsecured	5,653	—
Calm Note, net of unamortized debt discount and debt issuance costs of $1,318 as of December 31, 2019	—	1,182
Total debt	$5,653	$5,762

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

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The total of fees paid to the lender as consideration for entering into the Fourth and Fifth Credit Agreement Amendments of $650 was capitalized and was being amortized over the remaining term of the B3D Note. The Company recorded amortization expense of $62 related to these capitalized costs, which is included in Interest expense in the Company’s consolidated statements of operations and comprehensive loss.

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

The Sixth Credit Agreement Amendment was accounted for as an extinguishment of debt in the Company’s consolidated financial statements. In March 2020, the Company extinguished debt with a carrying value of $4,829, net of unamortized debt discount of $1,845 and unamortized debt issuance costs of $476. In addition, the Company extinguished $2,048 of derivative liability, which represented the estimated fair value of the conversion option based upon provisions included in the Fifth Credit Agreement Amendment. The Company determined that the conversion option in the Sixth Credit Agreement Amendment should be bifurcated from the host instrument and engaged a third party to assess the fair value of the conversion option. As a result, the Company recorded debt with a carrying value of $3,994, net of a debt discount of $3,656 and debt issuance costs of $250, and a derivative liability of $3,656. The Company recognized a loss on the extinguishment of debt of $273 during the year  ended December 31, 2020, which represents the difference between the carrying amount of the debt recorded under the Fourth and Fifth Credit Agreement Amendments and the debt recorded under the Sixth Credit Agreement Amendment and is included in Other non-operating income (expense), net in the consolidated statements of operations and comprehensive loss.

Subsequent to the Sixth Credit Agreement Amendment and during the year ended December 31, 2020, B3D elected to convert a total of $7,900 of principal into shares of Common Stock at conversion prices of $1.68 and $0.525. As a result, approximately $15,395 of derivative liability was settled and reclassified to equity, the Company wrote off $3,156 of unamortized debt discount and debt issuance costs, and 13,934,525 shares of Common Stock were issued. The Company recognized a revaluation loss related to the derivative liability of $11,990 during the year ended December 31, 2020 and a gain of $1,012 during the year ended December 31, 2019, which are included in “Loss on revaluation of warrants and conversion options” in the consolidated statements of operations and comprehensive loss.

A total of $884 and $724 of accretion expense on the debt discount was recorded in the years ended December 31, 2020 and 2019, respectively, which is included in “Interest expense” in the consolidated statements of operations and comprehensive loss and increased the carrying value of the B3D Note. Total amortization expense related to the B3D Note debt issuance costs was $98 and $130 for the year ended December 31, 2020 and 2019, respectively, which is included in “Interest expense” in the consolidated statements of operations and comprehensive loss.

The B3D Note was guaranteed on a full, unconditional, joint, and several basis, by the parent Company, XpresSpa Group, Inc., and all wholly owned subsidiaries of Holdings (the “Guarantor Subsidiaries”). Under the terms of a security and guarantee agreement dated July 8, 2019, XpresSpa Group, Inc. (the parent company) and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guaranteed the payment of interest and principal on the B3D Note. Holdings pledged and granted to B3D a first priority security interest in, among other things, all of its equity interests in Holdings and all of its rights to receive distributions, cash or other property in connection with Holdings. The Company has not presented separate consolidating financial statements of XpresSpa Group, Inc., Holdings and Holdings’ wholly-owned subsidiaries, as each entity has guaranteed the B3D Note, so each entity is responsible for the payment.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Paycheck Protection Program

On May 1, 2020, the Company entered into a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) promissory note in the principal amount of $5,653 payable to Bank of America, NA (the “Bank of America”) evidencing a PPP loan (the “PPP Loan”). The PPP Loan bears interest at a rate of 1% per annum. No payments will be due on the PPP Loan during a ten-month deferral period. Commencing one month after the expiration of the deferral period, and continuing on the same day of each month thereafter until the maturity date of the PPP Loan, the Company will be obligated to make monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the PPP Loan by the maturity date. The maturity date is May 2, 2022. The principal amount of the PPP Loan is subject to forgiveness under the PPP upon the Company’s request to the extent that PPP Loan proceeds are used to pay expenses permitted by the PPP. Bank of America may forgive interest accrued on any principal forgiven if the SBA pays the interest. At this time, there can be no assurance that any part of the PPP Loan will be forgiven. The PPP Loan contains customary borrower default provisions and lender remedies, including the right of Bank of America to require immediate repayment in full the outstanding principal balance of the PPP Loan with accrued interest. As of December 31, 2020, $37 of interest has been accrued and is included in Accounts payable, accrued expenses and other in the consolidated balance sheet.

5% Secured Convertible Notes

On May 15, 2018, in a private placement offering, the Company issued (i) 5% Secured Convertible Notes (the “5% Secured Convertible Notes”) convertible into Common Stock at $37.20 per share, originally due November 2019, (ii) May 2018 Class A Warrants to purchase 119,287 shares of Common Stock and (iii) May 2018 Class B Warrants to purchase 59,644 shares of Common Stock. The May 2018 Class A Warrants and May 2018 Class B Warrants were originally convertible into Common Stock at $37.20 per share. The Company received aggregate proceeds of $4,438 from the May 2018 private placement. Debt issuance costs that had been capitalized related to the 5% Secured Convertible Notes, were being amortized on a straight-line basis over their remaining term of the 5% Secured Convertible Notes. The Company did not record amortization expense of the debt issuance costs related to the 5% Secured Convertible Notes after June 30, 2019 as the notes were converted into Common Stock on June 27, 2019. The balance of debt issuance costs of $135 was written off in June 2019 and was included in “Interest expense” in the consolidated financial statements for the year ended December 31, 2019.

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

On June 27, 2019, the Company entered into the Third Amendment Agreement to the 5% Secured Convertible Notes (the “Third Amendment”) whereby the holders of the 5% Convertible Notes agreed to convert their notes then held into Common Stock. The Third Amendment reduced the conversion price of the 5% Convertible Notes to Common Stock from $37.20 per share to $7.44 per share. As a result of the reduction in the conversion price, the Company recorded debt conversion expense of $1,584 to account for the additional consideration paid over what was agreed to in the original 5% Secured Convertible Notes agreement. The expense is reflected in “Other non-operating income (expense), net” in the consolidated statement of operations and comprehensive loss. The 5% Secured Convertible Notes holders converted their remaining outstanding principal balances plus accrued interest into 195,453 shares of Common Stock and 118,924 Class A Warrants (the “June 2019 Class A Warrants”). The June 2019 Class A Warrants had an exercise price of $0.0033 and are otherwise identical in form and substance to the Company's existing May 2018 Class A Warrants.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The Company had a valuation expert perform an appraisal of the June 2019 Class A Warrants as of June 30, 2019. The June 2019 Class A Warrants were assigned an original appraised value of $689. The value of these warrants was recorded as a derivative liability on the consolidated balance sheet and will be marked to market at the end of each reporting period. The expense of $689 is included in “Other non-operating income (expense), net” in the consolidated statements of operations and comprehensive loss.

The June 2019 Class A Warrants were converted into 118,167 shares of Common Stock in July 2019.

Credit Cash Funding Advance

On January 9, 2020, certain of the Company’s wholly owned subsidiaries (the “CC Borrowers”) entered into an accounts receivable advance agreement (the “CC Agreement”) with CC Funding, a division of Credit Cash NJ, LLC (the “CC Lender”). Pursuant to the terms of the CC Agreement, the CC Lender agreed to make an advance of funds in the amount of $1,000 for aggregate fees of $160, for a total repayment amount of $1,160 .   The outstanding repayment amount of  was secured by substantially all of the assets of the CC Borrowers, including CC Borrowers’ existing and future accounts receivables and other rights to payment. On June 1, 2020, the CC Borrowers entered into a payoff letter (the “Payoff Letter”) with the CC Lender pursuant to which the CC Agreement was terminated. Under the Payoff Letter, the Company repaid the then outstanding $733 owed under the CC Agreement as of June 1, 2020,  net of a $91 discount for prepayment, and the CC Lender released all security interests held on the assets of the CC Borrowers, including the CC Borrowers’ existing and future accounts receivables and other rights to payment.  The Company recognized a gain of $91 with is included in Other non-operating incme (expense), net in the consolidated statements of operations and comprehensive loss.

Calm Note

On July 8, 2019, the Company entered into a securities purchase agreement with Calm.com, Inc. (“Calm”) pursuant to which the Company agreed to sell (i) an aggregate principal amount of $2,500 in an unsecured convertible note (the “Calm Note”), which is convertible into shares of Series E Convertible Preferred Stock at a conversion price of $6.00 per share of Common Stock equivalent (the “Series E Preferred Stock”) and (ii) warrants to purchase 312,500 shares of the Company’s Common Stock at an exercise price of $6.00 per share (the “Calm Warrants”). On March 6, 2020, the exercise price of the Calm Warrants was reduced to $1.68 per share and on March 19, 2020 further reduced to $.0525 per share, after giving effect to certain anti-dilution adjustments. The Calm Note was an unsecured subordinated obligation of the Company. The Calm Note matures on May 31, 2022, and bears interest at a rate of 5% per annum, subject to increase in the event of default. Interest on the Calm Note is payable in arrears and may be paid in cash, shares of Series E Preferred Stock or a combination thereof. The Company recorded derivative liabilities for the conversion feature and the Calm Warrants related to the issuance of the Calm Note on July 8, 2019, resulting in a debt discount of $1,369. During the year ended December 31, 2020, the Company recorded accretion expense on the debt discount of $187, which is included in Interest expense in the Company’s consolidated statements of operations and comprehensive loss. In addition, the Company capitalized $220 of debt issuance costs related to the issuance of the Calm Note in 2019. During the year ended December 31, 2020, the Company recorded amortization expense on the debt issuance costs of $30, which is included in Interest expense in the Company’s consolidated statements of operations and comprehensive loss.

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

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

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

In 2020, the holder of the Calm Note elected to convert all $2,500 of principal into shares of Common Stock at a conversion price of $0.525. As a result, $9,200 of derivative liability was settled and reclassified to equity, the Company wrote off $947 of unamortized debt discount and $154 of unamortized debt issuance costs, and 4,761,906 shares of Common Stock were issued. The Company assessed the fair value of the conversion option in the Calm Note at each conversion date as well as at the end of each reporting period, resulting in a revaluation loss related to the derivative liability of $8,985 which is included in Loss on revaluation of warrants and conversion options in the consolidated statement of operations and comprehensive loss.

Loss on revaluation of warrants and conversion options

The Company engaged third-party valuation experts to provide the fair value of certain components of the debt, equity and derivative securities transactions as of each of the conversion, exercise and exchange dates during the year ended December 31, 2020. Loss on revaluation of warrants and conversion options is comprised of adjustments to the fair value of the derivative conversion option of the debt instruments and the fair value of the warrants, including a gain of $2,170  related to the Calm Private Placement and the B3D Note during the year ended December 31, 2019 and losses of $11,990, $8,985, $15,480 and $14,692 related to the B3D Note, the Calm Note, the Calm Warrants and the Class A Warrants, respectively, during the year ended December 31, 2020.

May 2018 Convertible Notes

The Company recorded $736 and $135 in accretion of debt discount and amortization of debt issuance costs during the year ended December 31, 2019, respectively, related to its May 2018 convertible notes which were settled in June 2019.

Note 11. Stockholders’ Equity and Warrants

Warrants

The following table represents the activity related to the Company’s warrants during the year ended December 31, 2020.

		Exercise
	No. of warrants*	price range*
December 31, 2019	1,129,371	$6.00 – 300.00
Granted	62,843,994	$0.001 - 6.5663
Exercised	(12,602,972)	$0.001 - 0.525
Exchanged	(3,317,054)	$0.525
Expired	(8,958)	$180.00
December 31, 2020	48,044,381	$0.525 - 300.00

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The Company’s outstanding equity warrants as of December 31, 2020 consist of the following:

			contractual
	No. outstanding*	Exercise price*	life		Expiration Date
October 2015 Warrants	833	$300.0000	0.29	years	April 15, 2021
December 2016 Warrants	124,413	$0.5250	0.98	years	December 23, 2021
June 2020 Investor Warrants	7,614,700	$5.2530	1.21	years	March 17, 2022
June 2020 Placement Agent Warrants	133,258	$6.5663	1.21	years	March 17, 2022
June 2020 Placement Agent Tail Fee	609,176	$5.2530	1.21	years	March 17, 2022
August 2020 Investor Warrants	11,216,932	$3.0200	1.66	years	August 28, 2022
August 2020 Placement Agent Warrants	222,222	$3.9375	1.66	years	August 28, 2022
August 2020 Placement Agent Tail Fee	897,355	$3.0200	1.66	years	August 28, 2022
December 2020 Investor Warrants	24,509,806	$1.7000	1.97	years	December 21, 2022
December 2020 Placement Agent Warrants	754,902	$2.1250	1.97	years	December 21, 2022
December 2020 Placement Agent Tail Fee	1,960,784	$1.7000	1.97	years	December 21, 2022
	48,044,381

*Warrants and exercise prices of warrants issued prior to June 11, 2020 are adjusted to reflect the 1:3 reverse stock split.

Warrant Exchanges

On March 19, 2020, the Company entered into separate Warrant Exchange Agreements (the “March Exchange Agreements”) with the holders of certain existing warrants (the “March Exchanged Warrants”) to exchange warrants for shares of the Company’s Common Stock, subject to receipt of the approval of the Company’s stockholders, which was obtained on May 28, 2020. The holders of March Exchanged Warrants exchanged each of the March Exchanged Warrants for 1.5 shares of the Company’s Common Stock. Pursuant to the March Exchange Agreements, the holders exchanged 1,942,131 of the March Exchanged Warrants for an aggregate of 2,913,197 shares of the Company’s Common Stock, which had an aggregate fair value of $6,434. On June 4, 2020, the Company entered into a Warrant Exchange Agreement (the “June Exchange Agreement”) with the holder of certain existing warrants (the “June Exchanged Warrants”) to exchange the June Exchanged Warrants for shares of Common Stock. The holders of the June Exchanged Warrants exchanged each of the June Exchanged Warrants for 1.5 shares of the Company’s Common Stock.

Pursuant to the June Exchange Agreement, on the closing date the holder exchanged 1,374,750 of the June Exchanged Warrants for an aggregate of 2,062,126 shares of Common Stock which had an aggregate fair value of $11,755.

Registered Direct Common Stock Offerings

The Company sold a total of 6,511,280 shares of Common Stock and 1,900,625 of pre-funded warrants and received total proceeds of $4,258, net of financial advisory and consulting fees of $626, in connection with three registered direct offerings in March 2020.

On April 6, 2020, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which it issued and sold, in a registered direct offering (i) 4,139,393 shares of Common Stock at an offering price of $0.66 per share and (ii) an aggregate of 481,818 pre-funded warrants exercisable for shares of Common Stock at an offering price of $0.63 per pre-funded warrant. The Company received proceeds of $2,806, net of $244 in financial advisory consultant fees.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

On June 17, 2020, the Company entered into a securities purchase agreement pursuant to which the Company agreed to issue and sell 7,614,700 shares of the Company’s Common Stock at an offering price of $5.253 per share (the “Registered Offering”). In a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offerings”), the Company agreed to issue to the purchasers who participated in the Registered Offering warrants (the “Warrants”) exercisable for an aggregate of 7,614,700 shares of Common Stock at an exercise price of $5.25 per share. Each Warrant will be immediately exercisable and will expire 21 months from the issuance date. The Offerings closed on June 19, 2020 with the Company receiving gross proceeds of $40,000 before deducting placement agent fees and related offering expenses of $4,414.

In connection with the Registered Offering, warrants to purchase 133,258 shares of our Common Stock were issued to Palladium Capital Advisors, LLC (“Palladium”) (the “Palladium Warrants”) at an exercise price equal to $5.25 per share and warrants to purchase 609,176 shares of our Common Stock were issued to H.C. Wainwright & Co., LLC (the “H.C.W. Warrants”) at an exercise price equal to $6.5663 per share pursuant to the respective placement agent agreements. Palladium Capital Advisors, LLC and H.C. Wainwright & Co., LLC are also entitled to additional warrants upon the holders’ exercise of warrants pursuant to the respective placement agent agreements.

On August 25, 2020, the Company entered into a securities purchase agreement pursuant to which the Company agreed to issue and sell in a registered direct offering 10,407,408 shares of the Company’s Common Stock and warrants exercisable for an aggregate of 11,216,932 shares of Common Stock at a combined offering price of $3.15 per share. The Warrants have an exercise price of $3.02 per share. The Company also offered and sold to certain purchasers pre-funded warrants to purchase an aggregate of 809,524 shares of Common Stock, in lieu of shares of Common Stock. Each pre-funded warrant represented the right to purchase one share of Common Stock at an exercise price of $0.001 per share and was exercised in August 2020. The offering closed on August 28, 2020 with the Company receiving gross proceeds of $35,333 before deducting placement agent fees and related offering expenses of $3,914.

In connection with the August offering, warrants to purchase 222,222 shares of our Common Stock were issued to Palladium at an exercise price equal to $3.02 per share and warrants to purchase 897,355 shares of our Common Stock were issued to H.C. Wainwright & Co., LLC at an exercise price equal to $3.9375 per share pursuant to the respective placement agent agreements. Palladium Capital Advisors, LLC and H.C. Wainwright & Co., LLC are also entitled to additional warrants upon the holders’ exercise of warrants pursuant to the respective placement agent agreements.

On December 17, 2020, the Company entered into a securities purchase agreement pursuant to which the Company agreed to issue and sell, in a registered direct offering 24,509,806 shares of the Company’s common stock, par value $0.01 per share and warrants exercisable for an aggregate of 24,509,806 in a registered direct offering. The combined purchase price for one share of common stock (or common stock equivalent) and a warrant to purchase one share of common stock is $1.70. Each Warrant is immediately exercisable and will expire 24 months from the issuance date. The offering closed on December 21, 2020 with the Company receiving gross proceeds of approximately $41,667 before deducting placement agent fees and related offering expenses of $5,118.

In connection with the December offering, warrants to purchase 754,902 shares of our Common Stock were issued to Palladium at an exercise price equal to $1.70 per share and warrants to purchase 1,960,784 shares of our Common Stock were issued to H.C Wainwright & Co., LLC at an exercise price equal to $2.13 per share pursuant to the respective placement agent agreements. Palladium Capital Advisors, LLC and H.C. Wainwright & Co., LLC are also entitled to additional warrants upon the holders’ exercise of warrants pursuant to the respective placement agent agreements.

Series E Convertible Preferred Stock

On July 8, 2019, the Company filed the Series E COD Amendment with the State of Delaware to (i) increase the number of authorized shares of Series E Preferred Stock to 2,397,060 and (ii) reduce the conversion price to $6.00. The Series E

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

COD Amendment was approved by the Board of Directors of the Company and the Company obtained shareholder approval of the Series E COD Amendment on October 2, 2019.

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

During 2020, the Company issued 10,123 shares of Series E Preferred Stock. Subsequent to the issuance, all outstanding shares were converted into 510,460 shares of Common Stock.

Series F Convertible Preferred Stock

The Series F Preferred Stock has a par value of $0.01 per share, a stated value of $100 per share, and was initially convertible into Common Stock at an exercise price of $6.00 per share. On March 6, 2020, the exercise price was reduced from $6.00 to $1.68 and on March 19, 2020 was reduced again to $0.525 after giving effect to certain anti-dilution adjustments. As a result, the Company recorded a deemed dividend of approximately $140 which represents the fair value transferred to the Series F shareholders from the anti-dilution protection being triggered.

During the year ended December 31, 2020 all 8,996 shares of outstanding shares of Series F Convertible Preferred Stock was converted into 1,221,945 shares of Common Stock.

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

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Note 12. Fair Value Measurements

The following table presents the placement in the fair value hierarchy of the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis  as of December 31, 2020 and 2019.  Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible property and equipment and other intangible assets, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is included in Impairment / disposal of assets in the consolidated statements of operations and comprehensive loss.

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of December 31, 2020:
Recurring fair value measurements
Equity securities:
Route1	$1,768	$—	$1,768	$—
Total equity securities	1,768	—	1,768	—
Total recurring fair value measurements	$1,768	$—	$1,768	$—
Nonrecurring fair value measurements
Property, plant and equipment	$4,161	$—	$—	$4,161
Intangible assets	440	—	—	440
Operating lease right-of-use asset	3,034	—	—	3,034
Total nonrecurring fair value measurements	$7,635	$—	$—	$7,635

As of December 31, 2019:
Recurring fair value measurements
Derivatives:
May 2018 Class A Warrants	$778	$—	$—	$778
Calm Warrants	382	—	—	382
Calm Conversion Option	216	—	—	216
B3D Conversion Option	1,761	—	—	1,761
Total recurring fair value measurements	$3,137	$—	$—	$3,137
Nonrecurring fair value measurements
Property, plant and equipment	$8,064	$—	$—	$8,064
Operating lease right-of-use asset	8,254	—	—	8,254
Contingent consideration	315	—	—	315
Total nonrecurring fair value measurements	$16,633	$—	$—	$16,633

In addition to the above, the Company’s financial instruments as of December 31, 2020 and 2019 consisted of cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

The Company measures its derivative  liabilities at fair value. The derivative  liabilities were classified within Level 3 because they were valued using the Monte Carlo model, which utilizes significant inputs that are unobservable in the market. These derivative liabilities were initially measured at fair value and are marked to market at each balance sheet

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

date. The derivative warrant and conversion option  liabilities are recorded as “Derivative liabilities” on the consolidated balance sheets and the revaluation of the derivative liabilities is included in  “Other non-operating income (expense)” in the consolidated statements of operations and comprehensive loss.

The purchase value of the contingent consideration assumed by the Company following the acquisition of Excalibur Integrated Systems, Inc. (“Excalibur”), was determined using the Monte-Carlo simulation and, as such, was classified as Level 3 of the fair value hierarchy. The fair value measurements are evaluated by management to ensure that changes are consistent with expectations of management based upon the sensitivity and nature of the inputs. The contingent consideration expired in 2020.

The following table summarizes the changes in the Company’s derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the year ended December 31, 2020:

December 31, 2019	$3,137
Increase due to B3D Note Fifth Credit Agreement Amendment	36
Decrease due to the extinguishment of B3D Note	(2,048)
Increase due to B3D Note Sixth Credit Agreement Amendment	3,656
Revaluation of derivative conversion options and warrants	51,147
Conversions of B3D Note to Common Stock	(15,396)
Conversions of Calm Note to Common Stock	(9,200)
Exercise of Series A Warrants	(9,036)
Exercise of Calm Warrants	(4,108)
Warrant Exchange - Series A	(6,434)
Warrant Exchange - Calm Warrants	(11,754)
December 31, 2020	$—

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

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

As of December 31, 2019:

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

The inputs to calculate future cash flows to estimate the Company’s fair value of the Company’s tangible property and equipment and intangible assets involves uncertainties and matters of significant judgements. Changes in assumptions could significantly affect the estimated fair value of each asset group.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

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

In September 2020, the Company’s XpresTest subsidiary created a stock-based compensation plan available to grant stock options, restricted stock and RSU’s to the subsidiary’s directors, employees and consultants. Under the XpresTest 2020 Equity Incentive Plan (the “XpresTest Plan”), a maximum of 200 shares of XpresTest Common Stock may be awarded. Certain named executive officers and directors of the Company are eligible to participate in the XpresTest Plan. As of December 31, 2020, no awards under the XpresTest Plan have been granted to such named executive officers or directors.

In September 2020, XpresTest awarded 37.5 shares of restricted stock (the “XpresTest RSAs”) to certain non-employee consultants and advisors under the XpresTest Plan. On the date of the grants, the awarded shares had an aggregate fair market value of $455. The XpresTest RSAs vest upon satisfaction of certain service and performance-based conditions.

As of December 31, 2020, 11.25 shares of the XpresTest RSAs have vested, and there is $212 of unrecognized stock-based compensation related to the awards.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past.

The following variables were used as inputs in the model:

Share price of the Company’s Common Stock on the grant date:	$1.26 - 5.01
Exercise price:	$1.26 - 5.01
Expected volatility:	123%
Expected dividend yield:	0%
Annual average risk-free rate:	0.37%
Expected term:	5.38	years

Total stock-based compensation expense for the years ended December 31, 2020 and 2019 was $1,328 and $335, respectively.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The following tables summarize information about stock options and RSU activity during the year ended December 31, 2020:

	RSUs		Stock options
		Weighted		Weighted
		average		average	Exercise
	No. of	grant date	No. of	exercise	price
	RSUs*	fair value*	options*	price*	range*
Outstanding as of December 31, 2019	—	$—	49,653	$63.15	$1.53 - 2,460.00
Granted	89,567	1.83	1,319,849	1.90	1.26 - 5.01
Exercised/Vested	(89,567)	1.83	(6,167)	1.53	1.53
Forfeited		—	(4,585)	1.53	1.53
Expired	—	—	(4,862)	93.00	93.00
Outstanding as of December 31, 2020	—	$—	1,353,888	$3.82	$1.53 - 2,460.00
Exercisable as of December 31, 2020	—	$—	672,405	$5.28	$1.53 - 2,460.00

The weighted average remaining contractual term for options outstanding as of December 31, 2020 was 9.5 years.

As of December 31, 2020, there was no aggregate intrinsic value associated with the options outstanding as the exercise price of the options was greater than the Company’s Common Stock price. There was no unrecognized stock-based payment cost related to non-vested stock options as of December 31, 2020.

* Balances as of December 31, 2019 were adjusted to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

Note 14. Segment Information

The Company analyzes the results of the business through the two reportable segments: XpresSpa and XpresTest. The XpresSpa segment provides travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. The XpresTest segment provides diagnostic COVID-19 tests at XpresCheck™ Wellness Centers in airports, to airport employees and to the traveling public. The chief operating decision maker evaluates the operating results and performance of our segments through operating income. Expenses that can be specifically identified with a segment have been included as deductions in determining operating income. Any remaining expenses and other charges are included in Corporate and Other.

The Company currently operates in two geographical regions: United States and all other countries, which include Amsterdam, and Dubai. The following table represents the geographical revenue, and total long-lived asset information as of and for the years ended December 31, 2020 and 2019. There were no concentrations of geographical revenue and long-lived assets related to any single foreign country that were material to the Company’s consolidated financial statements. Long-lived assets include property and equipment, restricted cash, security deposits and right of use lease assets.

	For the years ended
	December 31,
	2020	2019
Revenue
United States	$7,051	$43,455
All other countries	1,334	5,060
Total revenue	$8,385	$48,515
Long-lived assets

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

United States	$9,019	$15,122
All other countries	1,380	2,886
Total long-lived assets	$10,399	$18,008

The Company’s continuing operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise’s CODM in deciding how to allocate resources and in assessing performance.

As a result of the Company’s transition to a pure-play health and wellness services company, the Company currently has two reportable operating segments: XpresSpa and XpresTest. As of December 31, 2020, we operated 45 XpresSpa locations, consisting of 40 domestic and 5 international locations, and XpresTest, through its XpresCheck Wellness Centers, operated in 5 domestic airport locations.

	For the twelve months ended
	December 31,
	2020	2019
Revenue
XpresSpa	$8,045	$47,328
XpresTest	80	—
Corporate and other	260	1,187
Total revenue	$8,385	$48,515

Operating loss
XpresSpa	$(29,966)	$(12,180)
XpresTest	(3,494)	—
Corporate and other	(6,644)	(3,692)
Total operating loss	$(40,104)	$(15,872)

	December 31,	December 31,
	2020	2019
Assets
XpresSpa	$9,014	$26,690
XpresTest	2,999	—
Corporate and other	91,120	2,034
Total assets	$103,133	$28,724

Long-lived assets includes property and equipment, right of use lease assets, security deposits, equity investments and restricted cash.

Note 15. Related Parties Transactions

In 2018, the Company entered into a collaboration agreement with Calm to the display, market, promote, and offer for sale Calm's products in each of the Company's branded stores worldwide. In connection with the collaboration agreement, the

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Company began selling Calm subscriptions and certain Calm-branded retail products in its spas, beginning in November 2018. Also, Calm previously held 937,500 warrants to purchase shares of Company's Common stock and a $2,500 unsecured note convertible into the Company's Series E Convertible Preferred Stock (see Note 10, Long-term Notes and Convertible Notes for further details). During the years ended December 31, 2020 and 2019, the Company recorded revenue of $11 and $40, respectively from the sale of Calm's branded products in its spas which is included in products revenue in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019.

Note 16. Accounts Payable, Accrued Expenses and Other Current Liabilities

As of December 31, 2020, and 2019, the Company’s accounts payable, accrued expenses and other current liabilities were comprised of the following:

	December 31,
	2020	2019
Accounts payable	$2,440	$7,069
Litigation accrual	2,221	1,800
Deposit contract liability	886	279
Accrued compensation	287	1,162
Tax-related liabilities	551	429
Gift certificates and loyalty reward program liabilities	495	527
Other	502	1,285
Total accounts payable, accrued expenses and other current liabilities	$7,382	$12,551

Concentrations of Supplier Risk

For the XpresTest segment, substantially all supplies for testing were purchased from one vendor.  For the XpresSpa segment, substantially all inventory was also purchased from one vendor.

Click or tap here to enter text.

Note 17. Income Taxes

For the years ended December 31, 2020 and 2019, the loss before income taxes consisted of the following:

	2020	2019
Domestic	$(91,030)	$(21,567)
Foreign	(1,195)	891
	$(92,225)	$(20,676)

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Income tax expense (benefit) for the years ended December 31, 2020 and 2019 consisted of the following:

	For the years ended December 31,
	2020	2019
Current:
Federal	$—	$(167)
State	7	(6)
Foreign	—	27
Deferred:
Federal	—	—
	$7	$(146)

The income tax benefit of $(146) for the year ended December 31, 2019 is comprised primarily of the release of a liability for an uncertain tax position for which the statute of limitations expired in 2019, partially offset by the tax on earnings generated by foreign subsidiaries.

Income tax expense differed from the amounts computed by applying the applicable United States federal income tax rate to loss from continuing operations before taxes on income as a result of the following:

	For the years ended December 31,
	2020	2019
Loss from operations before income taxes	$(92,225)	$(20,676)
Tax rate	21%	21%

Computed “expected” tax benefit	(19,367)	(4,342)
State taxes, net of federal income tax benefit	(2,395)	(944)
Change in valuation allowance	12,459	3,039
Nondeductible expenses	10,841	607
Other items	(1,531)	1,494
Income tax expense (benefit)	$7	$(146)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Deferred income tax assets
Net operating loss carryforwards	$50,446	$41,985
Stock-based compensation	4,765	4,642
Intangible assets and other	9,034	5,161
Net deferred income tax assets	64,245	51,788
Less:
Valuation allowance	(64,245)	(51,788)
Net deferred income tax assets	$—	$—

The Company assesses the need for a valuation allowance related to its deferred income tax assets by considering whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. A valuation

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

allowance has been recorded against the Company's deferred income tax assets, as it is in the opinion of management that it is more likely than not that the net operating loss carryforwards ("NOLs") will not be utilized in the foreseeable future. The cumulative valuation allowance will be reduced if and when the Company determines that the deferred income tax assets are more likely than not to be realized.

The following table presents the changes to the valuation allowance during the years presented:

As of January 1, 2019	$48,748
Charged to cost and expenses	4,842
Return to provision true-up and other	(1,802)
As of December 31, 2019	51,788
Charged to cost and expenses	11,984
Return to provision true-up and other	473
As of December 31, 2020	$64,245

As of December 31, 2020, the Company’s estimated aggregate total NOLs were $150,926, for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $60,269 for U.S. federal purposes with an indefinite life due to new regulations in the Tax Act of 2017 (the “Tax Act”). The NOL amounts are presented before Internal Revenue Code, Section 382 limitations (“Section 382”). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, the Company’s ability to utilize all such NOL and credit carryforwards may be limited. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 and provides favorable changes to tax law for businesses impacted by COVID-19. However, the Company does not anticipate the income tax law changes will materially benefit the Company.

The Company files its tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions.  The Company is not currently under audit in any taxing jurisdictions. The federal statute of limitations for audit consideration is 3 years from the filing date, and generally states implement a statute of limitations of between 3 and 5 years.

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has recorded accruals of $2,221 and $1,800 as of December 31, 2020 and December 31, 2019, respectively, which is included in “Accounts payable, accrued expenses and other current liabilities” in the consolidated balance sheets.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

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

On January 3, 2017, XpresSpa filed a lawsuit in the Supreme Court of the State of New York, County of New York, against Cordial and several related parties. The lawsuit alleges breach of contract, unjust enrichment, breach of fiduciary duty, fraudulent inducement, fraudulent concealment, tortious interference, and breach of good faith and fair dealing. XpresSpa is seeking damages, declaratory judgment, rescission/termination of certain agreements, disgorgement of revenue, fees and costs, and various other relief. On February 21, 2017, the defendants filed a motion to dismiss. On March 3, 2017, XpresSpa filed a first amended complaint against the defendants. On April 5, 2017, Cordial filed a motion to dismiss. On September 12, 2017, the Court held a hearing on the motion to dismiss. On November 2, 2017, the Court granted the motion to dismiss which was entered on November 13, 2017.  On December 22, 2017, XpresSpa filed a notice of appeal, and on September 24, 2018, XpresSpa perfected its appellate rights and submitted a brief to the Supreme Court of New York, First Department appellate court. Oral arguments on the appeal went forward on March 20, 2019.

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

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

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

In response to the numerous complaints it received from Cordial, the City of Atlanta required the parties to engage in mediation.  On November 22, 2019, a Mutual Release and Settlement Agreement (the “Settlement Agreement”) and a Confidential Payment Agreement (the “Payment Agreement”) have been executed by the applicable parties.  Pursuant to the terms of the settlement, all pending litigation was dismissed.   Also, pursuant to the Settlement Agreement terms, the City agreed to approve new five-year leases for the Company and Cordial to operate as joint venture partners for spas located on Concourse A and Concourse C of the Hartsfield-Jackson Atlanta International Airport (“together, “Leases”). The City has approved the new Leases, and the Leases have been executed by the Company and the City. The parties are in the process of negotiating and completing an operating agreement. Such negotiations have been deferred during the Hartsfield-Jackson Atlanta International Airport shutdown due to the pandemic.  Pursuant to the Payment Agreement, the Company has recorded an expense, made payment and accrued the balance of the amounts due thereunder that is included in Accounts payable, accrued expenses and other current liabilities.

In re Chen et al.

In March 2015, four former XpresSpa employees who worked at XpresSpa locations in John F. Kennedy International Airport and LaGuardia Airport filed a putative class and collective action wage-hour litigation in the United States District Court, Eastern District of New York. In re Chen et al., CV 15-1347 (E.D.N.Y.). Plaintiffs claim that they and other spa technicians around the country were misclassified as exempt commissioned salespersons under Section 7(i) of the federal Fair Labor Standards Act (“FLSA”). Plaintiffs also assert class claims for unpaid overtime on behalf of New York spa technicians under the New York Labor Law, and discriminatory employment practices under New York State and City laws. On July 1, 2015, the plaintiffs moved to have the court authorize notice of the FLSA misclassification claim sent to all employees in the spa technician job classification at XpresSpa locations around the country in the last three years. Defendants opposed the motion. On February 16, 2016, the Magistrate Judge assigned to the case issued a Report & Recommendation, recommending that the District Court Judge grant the plaintiffs’ motion. On March 1, 2016, the defendants filed Opposition to the Magistrate Judge’s Report & Recommendation, arguing that the District Court Judge should reject the Magistrate Judge’s findings. On September 23, 2016, the court ruled in favor of the plaintiffs and conditionally certified the class. The parties held a mediation on February 28, 2017 and reached an agreement on a

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

settlement in principle. On September 6, 2017, the parties entered into a settlement agreement. On September 15, 2017, the parties filed a motion for settlement approval with the Court. XpresSpa subsequently paid the agreed-upon settlement amount to the settlement claims administrator to be held in escrow pending a fairness hearing and final approval by the Court. On March 30, 2018, the Court entered a Memorandum and Order denying the motion without prejudice to renewal due to questions and concerns the Court had about certain settlement terms. On April 24, 2018, the parties jointly submitted a supplemental letter to the Court advocating for the fairness and adequacy of the settlement and appeared in Court on April 25, 2018 for a hearing to discuss the settlement terms in greater detail with the assigned Magistrate Judge. At the conclusion of the hearing, the Court still had questions about the adequacy and fairness of the settlement terms, and the Judge asked that the parties jointly submit additional information to the Court addressing the open issues. The parties submitted such information to the Court on May 18, 2018.

On August 21, 2019, the Court issued an Order denying the parties’ motion for preliminary approval of the revised settlement, as the Court still had concerns about several of the settlement terms.  At the December 6, 2019 Status Conference with the Court, the Court reiterated its denial of preliminary approval of the proposed settlement agreement.  The Court instructed a notice of pendency to be disseminated to putative collective members, who will then have a 60-day window to decide whether to participate in the case.  On or about August 10, 2020, the parties entered into settlement agreements and are seeking a preliminary approval order from the Court.

The Company retained joint counsel to represent the Company and the Binns. In January 2020, the Binns then retained separate counsel, and made a demand upon the Company to pay said counsel’s fees. In March 2020, the Company rejected the demand. On July 27, 2020, the Binns filed a complaint against the Company in Delaware Chancery Court regarding the Company’s rejection of the Binns’ demand for payment of counsel’s fees. This action sought declaratory and injunctive relief compelling the Company to pay counsel’s fees and was captioned Moreton Binn and Marisol Binn v. XpresSpa Group, Inc. f/k/a Form Holdings Corp. f/k/a XpresSpa Holdings, LLC, No. 2020-0623. The parties have settled this action, which was voluntarily dismissed on September 17, 2020, and the Company paid specified counsel fees.

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

Consistent with the Court’s Order, on November 16, 2018, the plaintiffs filed a second amended complaint, modifying their allegations, and asserting claims pursuant to the Exchange Act and the Securities Act of 1933, as well as bringing a breach of contract claim. On December 17, 2018, the defendants filed a motion for summary judgment seeking dismissal of all claims. On February 1, 2019, the plaintiffs opposed defendant’s motion, requested discovery and cross-moved for partial summary judgement and filed an opposition to defendants’ motion and a counter motion for partial summary judgment. Defendants’ summary judgement motion and plaintiff’s cross-motion for partial summary judgment were fully briefed as of March 15, 2019. On April 29, 2019, an emergency hearing was held before the Court in which the plaintiff

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

sought a temporary restraining order and preliminary injunction to preclude acceleration of the maturity on the Senior Secured Note. The Court entered a temporary restraining order, while allowing parties the opportunity to brief the issue.

On May 21, 2019, the Court granted the defendant’s motion for summary judgement in full, dismissing all claims in the action. On July 3, 2019, the plaintiffs filed a notice of appeal in the United States Court of Appeals for the second circuit. On July 1, 2019, the Court held oral argument on Binn’s motion for preliminary injunction. After hearing argument by both sides, the Court deferred action and ordered that the temporary restraining order remain in place.  On July 23, 2019, the Court denied the plaintiffs’ request for a preliminary injunction and vacated the temporary restraining order. On September 13, 2019, plaintiffs filed their appellate brief in the Second Circuit. As of December 13, 2019, plaintiffs’ appeal was fully briefed. Oral argument was scheduled for May 4, 2020.  On May 8, 2020, the Second Circuit affirmed the dismissal of all claims against the Defendants.

Binn, et al. v. Bernstein et al.

On June 3, 2019, a suit was commenced in the United States District Court for the Southern District of New York against FORM, five of its directors, as well as Rockmore, the Company’s previous senior secured lender and a senior executive of the lender. Although this action is brought by Morton Binn and Marisol F, LLC, it is asserted derivatively on behalf of the Company. Plaintiffs assert eight causes of action, including that certain individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making false statements concerning, inter alia, the merger and the independence of FORM’s board of directors and the valuation of the Company’s lease portfolio. Plaintiffs also assert common law claims for breach of fiduciary duty, corporate waste, unjust enrichment, faithless servant doctrine, and aiding and abetting certain of the directors’ alleged breaches of fiduciary duty.

The defendants filed a motion to dismiss on October 23, 2019.  The court heard oral argument on the defendants’ motion to dismiss on January 22, 2020. On August 6, 2020, the court dismissed the plaintiff’s complaint with prejudice and without leave to amend.

Kainz v. FORM Holdings Corp. et al.

On March 20, 2019, a suit was commenced in the United States District Court for the Southern District of New York against FORM, seven of its directors and former directors, as well as a managing director of Mistral Equity Partners (“Mistral”). The individual plaintiff, a shareholder of XpresSpa Holdings, LLC at the time of the merger in December 2016, alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false statements concerning, inter alia, the merger and the independence of FORM’s board of directors, violated Section 12(2) of the Securities Act of 1933, breached the merger agreement by making false and misleading statements concerning the merger and fraudulently induced the plaintiff into signing the joinder agreement related to the merger. On May 8, 2019, the Company and its directors and the managing director of Mistral filed a motion to dismiss the complaint. On June 5, 2019, plaintiff opposed the motion and filed a cross-motion for a partial stay. Defendants’ motion to dismiss was fully briefed as of June 19, 2019.

On November 13, 2019, the matter was dismissed in its entirety. On December 12, 2019, plaintiff filed a motion for reconsideration to vacate the order and judgment, dismissing the action, and for leave to amend the complaint. The motion was fully briefed as of February 6, 2020. On April 1, 2020, the Court denied plaintiff’s motion in full. Plaintiff has 30 days to file a notice of appeal. On April 10, 2020, plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit.  On June 1, 2020 plaintiff filed his appellate brief. On June 16, 2020, the Second Circuit entered the parties’ non-dispositive stipulation, dismissing certain defendant-appellees, including the Company. On July 6, 2020, the remaining defendants filed their opposition brief. On July 27, 2020, the plaintiff filed their reply brief. On July 28, 2020, the Second Circuit marked plaintiff’s reply brief as defective because it was filed a week late. Subsequently, plaintiff moved to request permission to file a late reply brief.  On January 11, 2021, the judgment of the Court was affirmed by

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

the Second Circuit court. The Company and its directors continue to believe that this action is without merit and intend to defend the appeal.

Route1

On or about May 23, 2018, Route1 Inc., Route1 Security Corporation (together, “Route1”) and Group Mobile Int’l, LLC (“Group Mobile”) commenced a legal proceeding against the Company in the Ontario Superior Court of Justice.

Route1 and Group Mobile seek damages of $567,000 in relation to alleged breaches of a Membership Purchase Agreement entered into between Route1 and the Company on or about March 7, 2018, pursuant to which Route1 acquired the Company’s 100% membership interest in Group Mobile.  The Company counterclaimed against the Plaintiffs for amounts owed to the Company in relation to the sale of Excluded Inventory and is seeking damages thereon.  The Company delivered a draft amended counterclaim to the Plaintiffs on or around November 2019 seeking, among other things, damages. The Company is seeking the Plaintiffs’ consent to amend its counterclaim. Examinations for discovery were scheduled to take place in Toronto, Canada in June 2020.

The action settled at mediation on or about September 17, 2020. The parties agreed to dismiss the claim and the counterclaim, subject to XpresSpa’s right to commence an application to seek rectification of certain shares and warrants that were issued in connection with the Member Purchase Agreement.  On September 21, 2020, the Ontario Superior Court of Justice entered an Order dismissing, without costs, the action and counterclaim.  XpresSpa was granted the Order seeking the rectification of the shares and warrant and that matter was completed in March 2021.

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

On December 11, 2020, the court issued its decision and order on the parties’ respective motions for summary judgment in which the court: (a) awarded plaintiffs damages in the sum of $750, plus prejudgment interest; (b) granted that portion of the Company’s motion dismissing Jenkins’s claim for $600 based on his having executed a written waiver of his right to receive that sum; and (c) denied both sides’ motions with respect to Jones’s claim to recover $150 and directed Jones’s claim to be tried. The court has stated that the trial on the remaining portion of Jones’s claim will occur in May 2021.  We remain confident in the Company’s defenses to the remaining portion of Jones’s claim. We further believe that the Company has meritorious arguments with respect to the claims already decided against the Company, and, accordingly, the Company plans to appeal all unfavorable rulings following the trial of Jones’s remaining claim.

EFP Capital Solutions LLC settlement

In March 2019, a complaint was filed against the Company by EFP Capital Solutions LLC (“EFP”), the receivables factor of the Company’s vendor MobiPT, Inc. (“MobiPT”), relating to payments made incorrectly by the Company to MobiPT for receivables MobiPT had sold to EFP. The ensuing mediation resulted in the Company agreeing to pay EFP $165 for such payments, for which the Company recorded an expense.  The Company made the final settlement installment payment on or about July 15, 2020. The claim against the Company is now fully resolved and the action has been dismissed as to the Company. The Company obtained a default judgment against MobiPT on October 27, 2020 and intends to seek reimbursement of $192 from MobiPT, but there is no assurance the Company will be successful.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Kyle Collins v. Spa Products Import & Distribution Co., LLC et al

This is a combined class action and California Private Attorney’s General Act (“PAGA”) action.  Plaintiff seeks to recover wages, penalties and PAGA penalties for claims for (1) failure to provide meal periods, (2) failure to provide rest breaks, (3) failure to pay overtime, (4) inaccurate wage statements, (5) waiting time penalties, and (6) PAGA penalties of $100 per employee per pay period per violation. There are approximately 240 current and former employees in the litigation class.  The parties agreed to mediation on May 26, 2020, however, due to COVID-19 the parties subsequently stayed all proceedings. The mediation session occurred on March 18, 2021and the parties reached a settlement in principle.

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

Note 19. Subsequent Events

On March 22, 2021, the Company executed a cashless exercise of 3,000,000 warrants of Route 1.   In exchange, the Company received 1,355,443 common shares of Route 1.   See Note 7. Other assets for further discussion of the Route 1 equity investments.

In 2021, holders of the Company’s December 2020 Investor Warrants,  December 2020 Placement Agent Warrants and  December 2020 Placement Agent Tail Fee Warrants exercised a total of 11,223,529 warrants for common shares.   The Company received gross proceeds of approximately $19,161. In accordance with the placement agent agreements with H.C. Wainwright & Co., LLC and Palladium, the Company paid cash fees of $2,154 and issued 842,589 warrants to H.C. Wainwright & Co., LLC at an exercise price of $2.125 per share and 325,500 warrants to Palladium at an exercise price of $1.70 per share.   See Note 11. Stockholders’ Equity and Warrants for related discussion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto, duly authorized on the 31st day of March, 2021.

XpresSpa Group, Inc.

By:	/s/ DOUGLAS SATZMAN
Douglas Satzman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS SATZMAN	Chief Executive Officer and Director (Principal	3/31/2021
Douglas Satzman	Executive Officer)

/s/ JAMES A. BERRY	Chief Financial Officer (Principal Financial	3/31/2021
James A. Berry	Officer and Principal Accounting Officer)

/s/ BRUCE T. BERNSTEIN	Director	3/31/2021
Bruce T. Bernstein

/s/ ROBERT WEINSTEIN	Director	3/31/2021
Robert Weinstein

/s/ MICHAEL LEBOWITZ	Director	3/31/2021
Michael Lebowitz

/s/ DONALD E. STOUT	Director	3/31/2021
Donald E. Stout

66