Form 10-K/A
period 2020-12-31
XpresSpa Group, Inc.
filed 2021-04-30
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

For the fiscal year ended December 31, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ◻    No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ◻    No  ⌧

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ◻    No  ⌧

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

As of April 23, 2021, 105,310,365 shares of the registrant’s common stock are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of XpresSpa Group, Inc. (“XpresSpa Group” or the “Company”) for the fiscal year ended December 31, 2020, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”). This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because the Company has not and will not file a definitive proxy statement within 120 days after the end of its 2020 fiscal year. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial and accounting officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Name	Age	Position(s) with the Company
Bruce T. Bernstein*(1)(2)(3)	57	Chairman of the Board of Directors
Robert Weinstein*(2)	61	Director
Donald E. Stout*(1)(2)(3)	75	Director
Michael Lebowitz*	49	Director
Douglas Satzman	48	Chief Executive Officer and Director
Scott Milford	56	Chief Operating Officer
James A. Berry	64	Chief Financial Officer

*Independent director under the rules of The Nasdaq Stock Market

(1)	Current member of Compensation Committee
(2)	Current member of Audit Committee
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

Douglas Satzman has served as our Chief Executive Officer and as a member of our Board of Directors since February 11, 2019. Mr. Satzman most recently served as CEO of Joe Coffee Company, a premium Specialty Coffee chain serving craft roasted coffee and artisanal food items with over 20 company owned cafes in New York City and Philadelphia. During his tenure, he created a multi-channel national growth plan, created infrastructure and assembled a leadership team after the first private equity investment in the 15 year-old family business. Previously, Mr. Satzman was Chief Executive Officer, U.S. of Le Pain Quotidien, a premium Bakery & Full Service Restaurant chain serving artisanal breads/pastries, organic products & wholesome cuisine in over 90 company-owned restaurants across the U.S. where he developed a long-term growth strategy focused on building organic sales, opening new stores and markets, creating multi-channel growth platforms and leveraging technology. He also re-organized the corporate and field teams which resulted in improved customer service, improved store level support and reduced costs. Prior to that, Mr. Satzman spent 14 years at Starbucks Coffee Company where he held roles of increasing responsibility across the U.S. and Europe, culminating in being named Senior Vice-President, EMEA Business Development & Channel Operations. In that role, he led and delivered a high growth strategy across Europe, Russia, the Middle East and Africa as well as for non-company owned retail operations across more than 35 countries. During his assignments in the U.S. and EMEA, Mr. Satzman’s direct responsibilities included leading the travel vertical, including operations and business development across all airports resulting in significant revenue, profit and growth.

We believe Mr. Saltzman’s extensive experience in the retail industry qualifies him to serve on our Board of Directors.

Bruce T. Bernstein joined our Board of Directors in February 2016 and has served as the Chairman of our Board of Directors since February 2018. Mr. Bernstein has over thirty years of experience in the securities industry, primarily as senior portfolio manager for two alternative finance funds as well as in trading and structuring of arbitrage strategies. Mr. Bernstein served as President of Rockmore Capital, LLC from 2006 until February 2017, the manager of a direct investment and lending fund with peak assets under management of $140 million. Previously, he served as Co-President of Omicron Capital, LP, an investment firm based in New York, which he joined in 2001. Omicron Capital focused on direct investing and lending to public small cap companies and had peak assets under management of $260 million. Prior to joining Omicron Capital, Mr. Bernstein was with Fortis Investments Inc., where he was Senior Vice President in the bank’s Global Securities Arbitrage business unit, specializing in equity structured products and equity arbitrage and then President in charge of the bank’s proprietary investment business in the United States. Prior to Fortis, Mr. Bernstein was Director in the Equity Derivatives Group at Nomura Securities International specializing in cross-border tax arbitrage, domestic equity arbitrage and structured equity swaps. Mr. Bernstein started his career at Kidder Peabody, where he rose to the level of Assistant Treasurer. Mr. Bernstein also serves as a member of the Board of Directors of Synaptogenix, Inc. (formerly Neurotrope Bioscience, Inc.), Mr. Bernstein is also a member of the board of Summit Digital Health, a laser-based blood glucose monitor distributor, based in New Jersey. Mr. Bernstein holds a B.B.A. from City University of New York (Baruch).

We believe Mr. Bernstein’s extensive experience in the securities industry qualifies him to serve on our Board of Directors.

Robert Weinstein joined our Board of Directors in February 2020. Mr. Weinstein has extensive accounting and finance experience, spanning more than thirty years, as a public accountant, investment banker, healthcare private equity fund principal and chief financial officer. Since October 2013, Mr. Weinstein has been the Chief Financial Officer of Synaptogenix, Inc. (formerly Neurotrope Bioscience, Inc.), a publicly-traded biotechnology company. From September 2011 to September 2013, Mr. Weinstein was an independent consultant for several healthcare companies in the pharmaceutical and biotechnology industries. From March 2010 to August 2011, Mr. Weinstein was the Chief Financial Officer of Green Energy Management Services Holdings, Inc., a publicly-traded energy consulting company. From August 2007 to February 2010, Mr. Weinstein served as Chief Financial Officer of Xcorporeal, Inc., a publicly-traded, development-stage medical device company which was sold in March 2010 to Fresenius Medical USA, the largest provider of dialysis equipment and services worldwide. Mr. Weinstein received his MBA degree in finance and international business from the University of Chicago Graduate School of Business, is a Certified Public Accountant (inactive), and received his B.S. in accounting from the State University of New York at Albany.

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

Executive Officers

Scott Milford

Mr. Milford was named our Chief Operating Officer in December 2020.  Mr. Milford has over 30 years of experience at high profile and diverse organizations. Prior to joining XpresSpa as its first Chief People Officer in July 2019, he served as VP, People Operations at SoulCycle from January to July 2019, where he led the creation and deployment of the company’s talent acquisition strategy, the development of an annual performance cycle, and created and deployed the “people strategy” that supported the opening of the brand’s first European studio in London. This included the development of talent acquisition and talent management plans, compensation design and all policies and procedures governing studio operations.

Prior to that, he served as Chief People Officer for Bayada, a $1 billion dollar Home Health Care Company, during 2018, where he played a significant role in building the organizational infrastructure necessary to scale the business from 400 service offices to 1,000 offices. Previously, he was Senior Vice President – Human Resources for Le Pain Quotidien from 2016 to 2018, where he was responsible for driving operational excellence through strategic HR planning, building organizational and employee capabilities, facilitating change, and building effective working relationships with employees and guests on a global scale. His other relevant experiences include senior leadership positions at Town Sports International, Starbucks Coffee Company, Universal Music Group, Viacom, and Blockbuster Entertainment.

James A. Berry

Mr. Berry joined XpresSpa as its Chief Financial Officer in December 2020.  For the past 20 years, he has provided financial and administrative leadership to healthcare organizations delivering urgent and emergency medical services. With annual patient volumes topping 200,000 visits, he has optimized revenue cycle processes; negotiated strong payer contracts; controlled spending; developed provider compensation plans; overseen accounting functions; developed planning, reporting, and business intelligence analytics; managed investment accounts; evaluated and oversaw benefit programs; and raised equity and debt capital for rapidly expanding enterprises. He is also experienced leading support functions including IT, HR, payroll, and business development.

In his most recent role, Mr. Berry served as CFO for ClearChoiceMD Urgent Care from 2016 to December 2020, where he has been instrumental in creating partnerships with large health care delivery systems, ranging from financial joint ventures to affiliation agreements, managed services agreements, and memorialized letters of understanding. Prior to that, Mr. Berry served as Vice President-Finance and Corporate Treasurer of CareWell Urgent Care, a high-growth developer and operator of urgent care centers, from 2013 to 2016. He has testified before a New Hampshire legislature subcommittee, supporting Critical Access Hospitals, and has presented at the National Urgent Care Association annual meeting. Prior to his career in healthcare services, Mr. Berry held positions in the medical devices space, including Johnson & Johnson, a VC backed startup, and a small public company turnaround.

He holds a Bachelor of Science in Biochemistry (University of Massachusetts-Amherst) and an MBA from Purdue (Krannert Graduate School of Business).

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2020 there were 23 meetings of our Board of Directors as well as 8 unanimous written consents. The various committees of the Board of Directors met a total of 11 times. The Board of Directors has adopted a policy under which each member of the Board of Directors is strongly encouraged, but not required, to attend each annual meeting of our stockholders.

Audit Committee. Our Audit Committee met 5 times during fiscal 2020. This committee currently has three (3) members, Robert Weinstein (Chairman), Bruce T. Bernstein and Donald E. Stout. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews our annual and quarterly financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits.

The Board determined that all members of the Audit Committee qualify as independent under the listing standards promulgated by the SEC and The Nasdaq Stock Market (“Nasdaq”), as such standards apply specifically to members of audit committees. The Board of Directors has determined that both Messrs. Weinstein and Bernstein are “audit committee financial experts,” as defined by the SEC in Item 407 of Regulation S-K.  A copy of the Audit Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.xpresspagroup.com/corp_governance.

Compensation Committee. Our Compensation Committee met 3 times during fiscal 2020. This committee currently has two (2) members, Bruce T. Bernstein (Chairman) and Donald E. Stout.

Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) and our 2020 Equity Incentive Plan (the “2020 Plan”).  The Compensation Committee is responsible for (1) the determination of the compensation of our Chief Executive Officer, and conducts its decision-making process with respect to that issue without the Chief Executive Officer present, and (2) the establishment and review of general compensation policies with the objective of attracting and retaining superior talent, rewarding individual performance and achieving our financial goals. The Compensation Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities. During fiscal year 2020, the Compensation Committee did engage a third-party compensation consultant to review the Company’s compensation structure as well as benchmark it against the Company’s peer group.

The Board determined that both members of the Compensation Committee qualify as independent under the Nasdaq listing standards. A copy of the Compensation Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.xpresspagroup.com/corp_governance.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee which did not meet during 2020, currently has two (2) members, Bruce T. Bernstein and Donald E. Stout. The Nominating and Corporate Governance Committee’s role and responsibilities are set forth in the Nominating and Corporate Governance Committee’s written charter and is authorized to:

●	identify and nominate members of the Board of Directors;
●	oversee the evaluation of the Board of Directors and management;
●	develop and recommend corporate governance guidelines to the Board of Directors;
●	evaluate the performance of the members of the Board of Directors; and
●	make recommendations to the Board of Directors as to the structure, composition and functioning of the Board of Directors and its committees.

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

The Board determined that both members of the Nominating and Corporate Governance Committee qualify as independent under the Nasdaq listing standards.   A copy of the Nominating and Governance Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.xpresspagroup.com/corp_governance.

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

Delinquent Section 16(a) Reports

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis, except that Calm.com, Inc., a 10% stockholder, filed a Form 4 reporting three sale transactions one day late.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our employees, including our principal executive officer and principal financial and accounting officer. The text of the code of conduct and ethics is posted on the “Investors — Corporate Governance” section of our website at www.xpresspagroup.com/corp_governance, and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 254 West 31 Street 11th Floor, New York, New York 10001. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by Nasdaq rules.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation awarded or paid by us during the fiscal years ended December 31, 2020 and 2019 to (i)  our principal executive officer; and (ii) the two most highly compensated executive officers other than the principal executive officer who was serving as executive officer at December 31, 2020  (collectively, the “named executive officers”).

			Incentive Plan	Option	Equity
		Salary	Compensation	Awards	Awards	Total
Name and principal position	Year	($)	($)	($)(1)	($)(1)	($)
Douglas Satzman (2)	2020	387,578	135,000	108,070	38,625	669,273
Chief Executive Officer	2019	344,833	—	22,435	—	367,268

Scott Milford (3)	2020	279,582	90,000	192,394	67,552	629,528
Chief Operating Officer	2019	128,481	—	—	—	128,481

James A Berry(4)	2020	9,615	—	211,940	—	221,555
Chief Financial Officer

(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Notes 2 and 13 to our consolidated financial statements included in the Original Filing.
(2)	Mr. Satzman has served as our Chief Executive Officer since February 11, 2019. Compensation in 2020 and 2019 includes equity awards of stock options and restricted stock.
(3)	Mr. Milford has served as our Chief Operating Officer since December 14, 2020 and prior to that our first Chief People Officer, a non-executive role, since July 8, 2019. Compensation in 2020 includes equity awards of stock options and restricted stock.
(4)	Mr. Berry has served as our Chief Financial Officer and Principal Financial & Accounting Officer since December 14, 2020. Compensation in 2020 includes an equity award of stock options.

Narrative Disclosure to Summary Compensation Table

Douglas Satzman

On February 11, 2019, we entered into an employment agreement with Mr. Satzman, which had a term of three years provided that the employment agreement shall extend in two month increments for up to one (1) year thereafter for each month that the negotiations for an extension to the Employment Agreement are not concluded prior to sixth months before the end of the term. Under the terms of the employment agreement, Mr. Satzman receives an annual base salary of $400,000 and is eligible to participate in any annual bonus or other incentive compensation program that we may adopt from time to time for our executive officers. If Mr. Satzman earns any bonus or non-equity based incentive compensation which remains unpaid upon termination of employment for any reason, whether by Mr. Satzman or us other than for cause, then Mr. Satzman would be entitled to receive a pro- rata portion of such incentive compensation at the time it is paid.

Scott Milford

On July 8, 2019, we entered into an employment agreement with Mr. Milford, pursuant to which he agreed to serve as our Chief People Officer for an annual base salary of $280,000 and $300,000, for the first year ended July 31, 2020 and the second year ending on July 31, 2021, respectively, net of relevant taxes. After July 31, 2021, Mr. Milford shall continue to be employed by the Company as an ‘at will’ employee, subject to annual review by the Compensation Committee. Mr. Milford was also entitled to a one-time 10% minimum guaranteed bonus for 2019 to be calculated off his Base Salary as of his July 8, 2019 commencement date as well as to participate in any annual bonus or other incentive compensation program that the Company may adopt from time to time for its executive officers.  Mr. Milford was promoted to Chief Operating Officer in December 2020; no changes to his compensation were made in connection with the promotion.

James A. Berry

On November 27, 2020, we entered into an offer letter with Mr. Berry, pursuant to which he agreed to serve as our Chief Financial Officer for an annual base salary of $250,000, subject to annual review by the Compensation Committee.  Mr. Berry also received a signing bonus of $25,000, net of tax, and a sign-on equity award of $250,000 of stock options.  He is eligible to receive a short-term incentive with a target payout of 50% of his annual base salary, as well as to participate in any annual bonus or other incentive compensation program that the Company may adopt from time to time for its executive officers.

Outstanding Equity Awards at 2020 Fiscal Year End

The following table sets forth information regarding grants of stock options and unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2020, to each of our named executive officers.

	Options Awards				Stock Awards
					Number	Market
		Number			of shares	value
	Number	of securities			of units	of shares
	of securities	underlying			of stock	of units
	underlying	unexercised			that	of stock
	unexercised	options	Option		have not	that
	options	(#) un-	exercise	Option expiration	vested	have not
Name	(#) exercisable	exercisable	price ($)	date	(#)	vested (#)
Doug Satzman (1)					—	—
2019 Non Qualified Stock Option from the 2012 Plan	6,250	18,750	12.60	February 11, 2029
2020 Non Qualified Stock Options rom the 2012 Plan	83,334	—	1.53	April 20, 2030

Scott Milford (1)					—	—
2020 Non Qualified Stock Options from the 2012 Plan	58,334	—	1.53	April 20, 2030
2020 Incentive Stock Options from the 2012 Plan	32,106	—	5.01	September 6, 2030
2020 Non Qualified Stock Options from the 2020 Plan	—	96,319	5.01	October 28, 2030

James A Berry (1): 2020 Non Qualified Stock Options from the 2020 Plan	—	173,611	1.44	December 14, 2030	—	—

(1)	Un-exercisable Options vest in equal annual increments over each of the remaining anniversaries of the date of grant.

Pension Benefits

We do not have any qualified or nonqualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

Potential Payments upon Termination or Change-In-Control

The following summarizes the payments and potential payments to each of our named executive officers as of December 31, 2020 upon termination or change-in-control. The discussion assumes that such event occurred on December 31, 2020, the last business day of our fiscal year, at which time the closing price of our common stock as listed on Nasdaq was $1.19 per share. For a further discussion of these provisions see the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” above.

Doug Satzman

In the event Mr. Satzman’s employment is terminated for (i) Good Reason by Mr. Satzman, or (ii) by us without Cause, Mr. Satzman would receive severance in the amount of one-half times his then current base salary, and COBRA payments totaling approximately $36,000.

In the event Mr. Satzman’s employment is terminated by us without Cause as a result of a change of control, Mr. Satzman would receive severance in the amount of one times his then current base salary. A change of control means (A) an acquisition or series of acquisitions by a person(s) or entity(ies) (unrelated to the Company) of more than fifty percent (50%) of the outstanding shares or securities entitled to vote for the election of directors or similar managing authority of the Company, (B) a sale or disposition of all or substantially all of Company’s assets to an unrelated third party, or (C) the Company is merged or consolidated with another entity in which more than fifty percent (50%) of the outstanding shares or securities entitled to vote for the election of directors or similar managing authority of the surviving entity is owned by a person(s) or entity(ies) unrelated to the Company.

Scott Milford and James A. Berry

Mr. Milford and Mr. Berry are not entitled to any payments upon termination or change-in-control.

Director Compensation

The following table sets forth the compensation of persons who served as non-employee members of our Board of Directors during the fiscal year ended December 31, 2020. Directors who are employed by us are not compensated for their service on our Board of Directors.

	Fees
	Earned or
	Paid in	Option
	Cash	Awards	Total
Name	($)	($)(1)	($)
Bruce T. Bernstein(2)	40,000	86,456	126,456
Donald E. Stout(3)	40,000	75,650	115,650
Robert Weinstein(4)	45,467	79,980	125,447
Michael Lebowitz(5)	29,451	64,842	94,293
Salvatore Giardina(6)	4,533	—	4,533
Andrew R. Heyer (7)	10,110	—	10,110

(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. See Notes 2 and 13 to the consolidated financial statements disclosed in the Original Filing for the assumptions made in the valuation of the equity awards.
(2)	As of December 31, 2020, Mr. Bernstein held 71,917 fully vested options.
(3)	As of December 31, 2020, Mr. Stout held 63,875 fully vested options.
(4)	As of December 31, 2020, Mr. Weinstein held 72,436 fully vested options.
(5)	As of December 31, 2020, Mr. Lebowitz held 60,769 fully vested options.
(6)	As of December 31, 2020, Mr. Giardina held 5,250 fully vested options. Mr. Giardina resigned as a director on February 3, 2020.
(7)	As of December 31, 2020, Mr. Heyer held 3,750 fully vested options. Mr. Heyer resigned as a director on April 1, 2020.

We reimburse each member of our Board of Directors for reasonable travel and other out-of-pocket expenses in connection with attending meetings of the Board of Directors.

We compensate each of our non-employee directors an annual cash stipend of $40,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain aggregate information, as of December 31, 2020 with respect to all of our equity compensation plans then in effect:

No. of securities
remaining
available for
	No. of securities		future issuance
	to be issued upon	Weighted-	under equity
	exercise of	average exercise	compensation
	outstanding	price of	plans (excluding
	options,	outstanding	securities
	warrants and	options, warrants	reflected in
Plan Category	rights	and rights ($)	the first column)
Total equity compensation plans approved by security holders (1)(2)	1,353,888	$3.82	3,646,112

(1)	These plans consist solely of the 2020 Plan, as approved by our Board of Directors in September 2020 and by our stockholders in October 2020. Under the 2020 Plan, a maximum of 5,705,239 shares of common stock may be awarded.
(2)	All information reflects the Company’s 1-for-3 reverse stock split that was effected on June 11, 2020.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of April 19, 2021 for (a) each stockholder known by us to own beneficially more than 5% of Common Stock, (b) each of our named executive officers, (c) each of our directors and director nominees, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of Common Stock that may be acquired by an individual or group within 60 days of April 19, 2021, pursuant to the exercise of options or warrants or the vesting of restricted stock units, as applicable, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but not for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 105,310,365 shares of Common Stock as of April 19, 2021. All beneficial ownership information reflects the Company’s 1-for-3 reverse stock split that was effected on June 11, 2020.

	Number of	Percent of
	Shares of	Shares of
	Common	Common
	Stock	Stock
	Beneficially	Beneficially
Name and Address of Beneficial Owner(1)	Owned	Owned

Five percent or more beneficial owners:

Sabby Volatility Warrant Master Fund, Ltd(2)	16,763,403	14.28%
Armistice Capital Master Fund, Ltd (3)	5,554,197	5.01%

Directors and named executive officers:

Douglas Satzman (4)	108,334	*
Scott Milford(5)	127,865	*
James A. Berry	—	—
Bruce T. Bernstein(6)	108,172	*

Donald E. Stout(7)	81,703	*
Robert Weinstein(8)	79,495	*
Michael Lebowitz(9)	67,828	*
All current directors and officers as a group (6 individuals)(10):	573,397	*

*	Less than 1%
(1)	Unless otherwise indicated, the business address of the individuals is c/o XpresSpa Group, Inc., 254 West 31st Street, 11th Floor, New York, NY 10001.
(2)	Based on (i) Form SC 13G/A filed by Sabby Volatility Warrant Master Fund, Ltd., Sabby Management, LLC and Hal Mintz with the SEC on January 7, 2021, which reported 4,691,933 shares of Common Stock ownership as of December 31, 2020, and (ii) 12,071,470 shares of Common Stock issuable upon exercise of warrant held by Sabby Volatility Warrant Master Fund, Ltd. The principal business address of Sabby Volatility Warrant Master Fund, Ltd. is 89 Nexus Way, Camara Bay, Grand Cayman KY1-9007, Cayman Islands. The principal business address of Sabby Management, LLC and Hal Mintz is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458.
(3)	Consisted of (i) 2,379,593 shares of Common Stock issuable upon exercise of a warrant held by Armistice Capital Master Fund, Ltd and (ii) 3,174,604 shares of Common Stock issuable upon exercise of a second warrant held by Armistice Capital Master Fund, Ltd. The principal business address of the beneficial owner is C/O Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.
(4)	The number of shares of Common Stock beneficially owned includes 12,500 shares of Common Stock and options to purchase 95,834 shares of Common Stock, which are exercisable within 60 days of April 19, 2021.
(5)	The number of shares of Common Stock beneficially owned includes 37,425 shares of Common Stock and options to purchase 90,440 shares of Common Stock, which are exercisable within 60 days of April 19, 2021.
(6)	The number of shares of Common Stock beneficially owned includes 15,101 shares of Common Stock and options to purchase 93,071 shares of Common Stock, which are exercisable within 60 days of April 19, 2021.
(7)	The number of shares of Common Stock beneficially owned includes 7,059 shares of Common Stock and options to purchase 74,644 shares of Common Stock, which are exercisable within 60 days of April 19, 2021.
(8)	The number of shares of Common Stock beneficially owned includes 7,059 shares of Common Stock and options to purchase 72,436 shares of Common Stock, which are exercisable within 60 days of April 19, 2021.
(9)	The number of shares of Common Stock beneficially owned includes 7,059 vested shares of Common Stock and options to purchase 60,769 shares of Common Stock, which are exercisable within 60 days of April 19, 2021.
(10)	See footnotes (4) through (9).

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

Transactions with Related Persons

None.

Director Independence and Committee Qualifications

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based upon this review, we believe that Messrs. Bernstein, Weinstein, Stout, and Lebowitz qualify as independent directors in accordance with the standards set by Nasdaq, as well as Rule 10A-3 promulgated under the Exchange Act. Accordingly, our Board of Directors is comprised of a majority of independent directors as required by Nasdaq rules. Our Board of Directors has also determined that each member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee meets the independence requirements applicable to each such committee member prescribed by Nasdaq and the SEC. Our Board of Directors has further determined that Messrs. Bernstein and Weinstein are “audit committee financial experts” as defined in the rules of the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

CohnReznick LLP (“CohnReznick”) was selected by our Audit Committee as our independent registered public accounting firm for the fiscal year ended December 31, 2019. This selection was ratified by our stockholders at the 2019 annual meeting held on October 2, 2019. On May 4, 2020, we dismissed CohnReznick and approved the engagement of Friedman LLP (“Friedman”) as our independent registered public accounting firm for the fiscal year ended December 31, 2020.  This selection was ratified by our stockholders at the 2020 annual meeting held on October 28, 2020. In deciding to select CohnReznick and Friedman, the Audit Committee carefully considered the qualifications of CohnReznick and Friedman, including their reputation for integrity, quality, and competence in the fields of accounting and auditing. Further, the Audit Committee reviewed auditor independence issues and existing commercial relationships with CohnReznick and Friedman. The Audit Committee concluded that independence of CohnReznick and Friedman was not impaired for the fiscal years ended December 31, 2020 and 2019. For the fiscal years ended December 31, 2020 and 2019, we incurred the following fees for the services of CohnReznick and Friedman:

	2020	2019

Friedman:

Audit fees(1)	$148,243	—
Audit-related fees(2)	45,780	—

CohnReznick:

Audit fees(1)	331,000	$382,750
Audit-related fees(2)	54,000	138,500
Total	$579,023	$521,250

(1)	Audit fees includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees includes fees for benefit plan audits and lease compliance audits.

Pre-Approval of Audit and Non-Audit Services

Consistent with SEC policies and guidelines regarding audit independence, our Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. Our Audit Committee pre-approves these services by category and service. Our Audit Committee pre-approved all of the services provided by our independent registered public accounting firms in 2020 and 2019.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed in Part IV, Item 15 of the Original Filing and the exhibits listed below are filed with, or incorporated by reference in, this Form 10-K/A.

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

Exhibit No.	Description

4.5	Form of Warrant to Purchase Shares of Common Stock of FORM Holdings Corp. (incorporated by reference from Annex F to our Registration Statement on Form S-4 filed with the SEC on October 26, 2016)

4.6	Form of Secured Convertible Note (incorporated by reference from Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018)

4.7	Amendment to Secured Convertible Note (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 27, 2019)

4.8	Second Amended and Restated Convertible Promissory Note, dated as of July 8, 2019 (incorporated by reference from Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

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

4.15	Unsecured Convertible Note due May 31, 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

4.16	Warrant to Purchase Common Stock in favor of Calm.com, Inc., dated as of July 8, 2019 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

4.17	Form of December 2016 Warrant Amendment, dated as of July 8, 2019 (incorporated by reference from Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

4.18	Form of Pre-Funded Warrant to Purchase Common Stock, dated March 19, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 19, 2020)

4.19	Form of Pre-Funded Warrant to Purchase Common Stock, dated March 25, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 25, 2020)

4.20	Form of Pre-Funded Warrant to Purchase Common Stock, dated March 27, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 27, 2020)

Exhibit No.	Description

4.21	Form of Pre-Funded Warrant to Purchase Common Stock, dated April 6, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 7, 2020)

4.22	Description of the Registrant’s Securities (incorporated by reference from Exhibit 4.22 to our Annual Report on Form 10-K filed with the SEC on April 20, 2020)

4.23	Amended and Restated Calm Note, dated as of April 17, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 17, 2020).

4.24	Amended and Restated Calm Note, dated as of April 22, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 24, 2020)

4.25	Form of Warrant to Purchase Common Stock, dated June 17, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.26	Form of Placement Agent Warrant to Purchase Common Stock, dated June 17, 2020 (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.27	Form of Warrant to Purchase Common Stock, dated August 25, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 28, 2020)

4.28	Form of Pre-Funded Warrant to Purchase Common Stock, dated August 25, 2020 (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 28, 2020)

4.29	Form of Placement Agent Warrant to Purchase Common Stock, dated August 25, 2020 (incorporated by reference from Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on August 28, 2020)

4.30	Form of Warrant to Purchase Common Stock, dated December 17, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 21, 2020)

4.31	Form of Placement Agent Warrant to Purchase Common Stock, dated December 17, 2020 (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on December 21, 2020)

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

Exhibit No.	Description

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

Exhibit No.	Description

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

10.35†***	Stock Option Grant under the XpresSpa Group Inc. 2020 Equity Incentive Plan

10.36†***	Notice of Restricted Stock Unit Award under the XpresSpa Group Inc. 2020 Equity Incentive Plan

10.37†***	Offer Letter, dated November 27, 2020, between the Company and James A. Berry

10.38	U.S. Small Business Administration Paycheck Protection Program Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2020

10.39	Form of Exchange Agreement, dated June 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2020)

10.40	Form of Securities Purchase Agreement, dated as of June 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

10.41	Form of Securities Purchase Agreement, dated as of August 25, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2020)

10.42†	XpresTest, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2020)

10.43†	XpresSpa Group, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2020)

10.44	Form of Securities Purchase Agreement, dated as of December 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2020)

10.45*	Form of XpresTest, Inc. Restricted Stock Award Agreement

10.46†

Executive Employment Agreement dated February 11, 2019, between the Company and Doug Satzman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2019)

10.47*	Employment Agreement dated July 8, 2019, between the Company and Scott Milford.

Exhibit No.	Description

21***	Subsidiaries of XpresSpa Group, Inc.

23.1***	Consent of CohnReznick LLP, independent registered public accounting firm

23.2***	Consent of Friedman LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32***	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Previously filed.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York of New York on the 30th day of April, 2021.

XPRESSPA GROUP, INC.

By:	/s/ Douglas Satzman
Name:	Douglas Satzman
Title:	Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this Amendment No. 2 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Douglas Satzman	Chief Executive Officer and Director (Principal	April 30, 2021
Douglas Satzman	Executive Officer)

/s/ James A Berry	Chief Financial Officer (Principal Financial	April 30, 2021
James A Berry	Officer and Principal Accounting Officer)

/s/ Bruce T. Bernstein	Director, Chairman of Board of Directors	April 30, 2021
Bruce T. Bernstein

/s/ Robert Weinstein	Director	April 30, 2021
Robert Weinstein

/s/ Donald E. Stout	Director	April 30, 2021
Donald E. Stout

/s/ Michael Lebowitz	Director	April 30, 2021
Michael Lebowitz