Form 10-Q
period 2021-03-31
XpresSpa Group, Inc.
filed 2021-05-17
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 13, 2021, 105,310,365 shares of the registrant’s common stock were outstanding.

XpresSpa Group, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Current assets
Cash and cash equivalents	$102,649	$89,801
Accounts receivable, net	3,019	-
Inventory	1,165	657
Other current assets	956	1,321
Total current assets	107,789	91,779

Restricted cash	701	701
Property and equipment, net	4,464	4,161
Intangible assets, net	771	870
Operating lease right of use assets	3,134	3,034
Other assets	2,961	2,588
Total assets	$119,820	$103,133

Current liabilities
Accounts payable, accrued expenses and other	$7,049	$7,382
Current portion of operating lease liabilities	2,789	2,797
Current portion of promissory note, unsecured	4,004	3,298
Total current liabilities	13,842	13,477

Long-term liabilities
Promissory note, unsecured	1,649	2,355
Operating lease liabilities	6,437	6,930
Total liabilities	21,928	22,762
Commitments and contingencies (see Note 11)

Equity
Series A Convertible Preferred Stock, $0.01 par value per share; 6,968 shares authorized; none issued and outstanding	-	-
Series C Junior Preferred Stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	-	-
Series D Convertible Preferred Stock, $0.01 par value per share; 500,000 shares authorized; none issued and outstanding	-	-
Series E Convertible Preferred Stock, $0.01 par value per share, 2,397,060 shares authorized; none issued and outstanding	-	-
Series F Convertible Preferred Stock, $0.01 par value per share, 9,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.01 par value per share 150,000,000 shares authorized; 105,282,382 and 94,058,853 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,053	941
Additional paid-in capital	492,868	475,709
Accumulated deficit	(399,680)	(398,624)
Accumulated other comprehensive loss	(236)	(220)
Total equity attributable to XpresSpa Group, Inc.	94,005	77,806
Noncontrolling interests	3,887	2,565
Total equity	97,892	80,371
Total liabilities and equity	$119,820	$103,133

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2021	2020

Revenue, net
Managed services fees	$8,174	$-
Services	265	6,686
Products	65	891
Other	8	141
Total revenue, net	8,512	7,718
Cost of sales
Labor	1,215	4,476
Occupancy	481	1,410
Products and other operating costs	2,463	1,282
Total cost of sales	4,159	7,168
Depreciation and amortization	744	1,265
Impairment/disposal of assets	22	-
General and administrative	4,508	3,233
Total operating expenses	9,433	11,666
Operating loss	(921)	(3,948)
Interest income (expense), net	12	(1,061)
Loss on revaluation of warrants and conversion options	-	(5,369)
Other non-operating income (expense), net	102	(346)
Loss from operations before income taxes	(807)	(10,724)
Income tax expense	(1)	-
Net loss	(808)	(10,724)
Net (income) loss attributable to noncontrolling interests	(248)	108
Net loss attributable to XpresSpa Group, Inc.	$(1,056)	$(10,616)

Net loss	$(808)	$(10,724)
Other comprehensive loss from operations	(16)	-
Comprehensive loss	$(824)	$(10,724)
Loss per share
Basic and diluted net loss per share	$(0.01)	$(1.74)
Weighted-average number of shares outstanding during the year
Basic	101,058,500	6,276,012
Diluted	101,058,500	6,276,012

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

									Accumulated
	Series E		Series F				Additional		other	Total	Non-
	Preferred stock		Preferred stock		Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	in capital	deficit	loss	equity	interests	equity
December 31, 2020	-	$-	-	$—	94,058,853	$941	$475,709	$(398,624)	$(220)	$77,806	$2,565	$80,371
Warrant exercises, net of costs	—	—	—	—	11,223,529	112	16,895	—	—	17,007	—	17,007
Stock-based compensation	—	—	—	—	—	—	264	—	—	264	741	1,005
Net loss for the period	—	—	—	—	—	—	—	(1,056)	—	(1,056)	248	(808)
Foreign currency translation	—	—	—	—	—	—	—	—	(16)	(16)	—	(16)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	333	333
March 31, 2021	—	$—	—	$—	105,282,382	$1,053	$492,868	$(399,680)	$(236)	$94,005	$3,887	$97,892

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

									Accumulated
	Series E		Series F				Additional		other	Total	Non-
	Preferred stock		Preferred stock		Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	Shares *	Amount *	in capital *	deficit	loss	equity (deficit)	interests	equity (deficit)
December 31, 2019	977,865	$10	8,996	$—	5,157,390	$52	$302,118	$(308,136)	$(283)	$(6,239)	$3,703	$(2,536)
Issuances of Common Stock for payment of interest on B3D Note	—	—	—	—	236,077	2	418	—	—	420	—	420
Issuance of Series E Preferred Stock for payment of interest on Calm Note	10,123	—	—	—	—	—	63	—	—	63	—	63
Conversion of Series F Preferred Stock into Common Stock	—	—	(7,465)	—	930,326	9	(9)	—	—	—	—	—
Direct offerings of Common Stock and pre-funded warrants, net of costs	—	—	—	—	8,210,239	82	4,176	—	—	4,258	—	4,258
Exercise of May 2018 Class A Warrants into Common Stock	—	—	—	—	2,578,455	26	3,096	—	—	3,122	—	3,122
Conversion of B3D Note to Common Stock	—	—	—	—	1,430,647	14	1,321	—	—	1,335	—	1,335
Issuance of Common Stock for services	—	—	—	—	58,333	1	134	—	—	135	—	135
Stock-based compensation	—	—	—	—	—	—	72	—	—	72	—	72
Net loss for the period	—	—	—	—	—	—	—	(10,616)	—	(10,616)	(108)	(10,724)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	117	117
March 31, 2020	987,988	$10	1,531	$—	18,601,467	$186	$311,389	$(318,752)	$(283)	$(7,450)	$3,712	$(3,738)

*    Adjusted to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(808)	$(10,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Items included in net loss not affecting operating cash flows:
Revaluation of warrants and conversion options	—	5,369
Depreciation and amortization	744	1,265
Impairment/disposal of assets	22	—
Accretion of debt discount on notes	—	602
Amortization of operating lease right of use asset	224	527
Issuance of shares of Common Stock for payment of interest	—	420
Issuance of shares of Series E Preferred Stock for payment of interest	—	63
Loss on the extinguishment of debt	—	265
Issuance of shares of Common Stock for services	—	135
Amortization of debt issuance costs	—	87
Stock-based compensation	1,005	72
Gain on equity investment	(99)	—
Changes in assets and liabilities:
(Increase) decrease in inventory	(508)	51
Increase in accounts receivable, net	(3,019)	—
Decrease (increase) in other current assets and other assets	91	(710)
Decrease in lease liabilities	(825)	—
Decrease in accounts payable, accrued expenses and other	(325)	(939)
Net cash used in operating activities	(3,498)	(3,517)
Cash flows from investing activities
Acquisition of property and equipment	(986)	(584)
Net cash used in investing activities	(986)	(584)
Cash flows from financing activities
Proceeds from direct offerings of Common Stock and warrants	—	4,258
Proceeds from additional borrowing from B3D	—	900
Proceeds from funding advance	—	910
Warrant exercises, net of costs	17,007	—
Debt issuance costs	—	(400)
Contributions from noncontrolling interests	333	117
Net cash provided by financing activities	17,340	5,785
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	(13)
Increase (decrease) in cash, cash equivalents and restricted cash	12,848	1,671
Cash, cash equivalents, and restricted cash at beginning of the period	90,502	2,635
Cash, cash equivalents, and restricted cash at end of the period	$103,350	$4,306
Cash paid during the period for
Interest	$—	$169
Income taxes	$—	$2
Non-cash investing and financing transactions
Conversions of B3D Note into Common Stock	$—	$1,335
Settlement of derivative liability through the issuance of Common Stock	$—	$3,122
Conversion of Series F Preferred Stock into Common Stock	$—	$9

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for share and per share data)

Note 1. General

Overview

XpresSpa Group, Inc. (“XpresSpa Group”) is a leading global travel health and wellness services holding company. XpresSpa Group currently has two reportable operating segments: XpresSpa and XpresTest.

XpresSpa has been a global airport retailer of spa services through its XpresSpa™ spa locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products (“XpresSpa”).

Through XpresSpa Group’s XpresTest, Inc. subsidiary (“XpresTest”), the company launched XpresCheck™ Wellness Centers, also in airports. XpresCheck offers COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents. XpresTest has entered into managed services agreements (“MSAs”) with professional medical services companies that provide health care services to patients. The medical services companies pay XpresTest a monthly fee to operate in the XpresCheck Wellness Centers. Under the terms of the MSAs, we provide office space, equipment, supplies, non-licensed staff, and management services in return for a management fee.

Basis of Presentation and Principles of Consolidation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited annual financial statements but does not include all information required by GAAP for annual financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

Recent Developments

Effect of Novel Coronavirus on Business

In March 2020, the Company temporarily closed all global XpresSpa locations due to the categorization by local jurisdictions of the spa locations as “non-essential services.” Substantially all of the Company’s XpresSpa locations remain closed. The Company intends to reopen XpresSpa spa locations on a location-by-location basis and resume normal operations at such selected locations once restrictions are lifted and airport traffic returns to sufficient levels to support operations at a unit level.

Since the time of that temporary closure, the Company successfully launched its XpresCheck™ Wellness Centers, offering such testing services, as described above.  Also, the Company continues to evaluate alternative testing protocols and work in partnership with airlines for safe travels.

While management has used all currently available information in assessing its business prospects, the ultimate impact of the COVID-19 pandemic and the Company’s XpresCheck™ Wellness Centers on its results of operations, financial condition and cash flows remains uncertain. The success or failure of the Company’s XpresCheck™ Wellness Centers could also have a material effect on the Company’s business.

XpresCheck™ Wellness Centers

Through our XpresCheck™ Wellness Centers and under the terms of Managed Services Agreements (“MSAs”) with physicians’ practices, we offer testing services from our 13 XpresCheck™ Wellness Centers at 11 Airports in 10 states to airline employees, contractors, concessionaire employees,  TSA officers and U.S. Customs and Border Protection agents, as well as the traveling public. The Company has entered into MSAs with professional medical service entities that provide healthcare services to patients. Under the terms of the MSAs, XpresTest provides office space, equipment, supplies, non-licensed staff, and management services to be used for the purpose of COVID-19 and other medical diagnostic testing in return for a management fee. Since December 31, 2020, we announced the opening of the following XpresCheck™ Wellness Centers to provide diagnostic COVID-19 testing:

On January 12, 2021, the Company opened its second XpresCheck™ Wellness Center at Boston’s Logan International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

On January 20, 2021, the Company announced the opening of an XpresCheck™ Wellness Center at Salt Lake City International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

On February 16, 2021, the Company announced the opening of an XpresCheck™ Wellness Center of the Company’s second XpresCheck testing facility at Newark Liberty International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

On March 8, 2021, the Company announced the opening of an XpresCheck™ Wellness Center at Houston George Bush Intercontinental Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

On March 15, 2021, the Company announced the opening of XpresCheck™ Wellness Centers at Dulles International and Reagan National Airports in Virginia, containing nine and four separate testing rooms, respectively, to provide diagnostic COVID-19 testing.

On April 8, 2021, the Company announced the opening of an XpresCheck™ Wellness Center at Seattle-Tacoma International Airport. It contains eight separate testing rooms to provide diagnostic COVID-19 testing.

On April 21, 2021, the Company announced the opening of an XpresCheck™ Wellness Center at San Francisco International Airport. It contains nine separate testing rooms to provide diagnostic COVID-19 testing.

Airport Rent Concessions

The Company has received rent concessions from landlords on a majority of its leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. Currently, the periods of relief from these payments range from three to nineteen months and began in March 2020. The Company received minimum guaranteed payment concessions of approximately $472 and $75 in the three months ended March 31, 2021 and March 31, 2020, respectively, and $2,504 in the twelve months ended March 31, 2021.  The company expects to realize additional rent concessions while our XpresSpa locations remain closed.

Liquidity and Financial Condition

As of March 31, 2021, the Company had cash and cash equivalents, excluding restricted cash, of $102,649, total current assets of $107,789, total current liabilities of $13,842 and positive working capital of $93,947, compared to a positive working capital of $78,302 as of December 31, 2020.

During the three months ended March 31, 2021, holders of the Company’s December 2020 Investor Warrants, December 2020 Placement Agent Warrants and December 2020 Placement Agent Tail Fee Warrants exercised a total of 11,223,529 warrants for common shares. The Company received gross proceeds of approximately $19,161. In accordance with the placement agent agreements with H.C. Wainwright & Co., LLC and Palladium, the Company paid cash fees of $2,154 and issued 842,588 warrants to H.C. Wainwright & Co., LLC at an exercise price of $2.125 per share and 325,500 warrants to Palladium at an exercise price of $1.70 per share.   See Note 8. Stockholders’ Equity for related discussion.

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

Through its XpresCheck™ Wellness Centers and under the terms of Managed Services Agreements (“MSAs”) with a physician’s practice, the Company offers testing services to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, as well as the traveling public. The Company has entered into MSAs with professional medical service entities that provide healthcare services to patients. Under the terms of the MSAs, XpresTest provides office space, equipment, supplies, non-licensed staff, and management services to be used for the purpose of COVID-19 and other medical diagnostic testing in return for a management fee. However, as a result of uncertainties around the cash flows of the XpresCheck™ Wellness Centers, the Company concluded in 2020 that the collectability criteria to qualify as a contract under ASC 606 was not met, and therefore, revenue associated with the monthly management fee would not be recognized until a subsequent reassessment resulted in the MSAs meeting the collectability criteria.  XpresTest recognized $8,178 of revenue (including catch-up revenue of $3,186 for 2020) during the three months ended March 31, 2021, under the MSAs, pursuant to reassessments in Q1 2021, of MSA agreements executed in 2020, and assessments of MSA agreements executed in 2021 resulting in management’s conclusion that they met the collectability criteria.

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

(b)  Recently issued accounting pronouncements

Accounting Standards Update No. 2020-06—Debt--Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)

Issued in August 2020, this update is intended to reduce the unnecessary complexity of the current guidance thus resulting in more accurate accounting for convertible instruments and consistent treatment from one entity to the next. Under current GAAP, there are five accounting models for convertible debt instruments. Except for the traditional convertible debt model that recognizes a convertible debt instrument as a single debt instrument, the other four models, with their different measurement guidance, require that a convertible debt instrument be separated (using different separation approaches) into a debt component and an equity or a derivative component. Convertible preferred stock also is required to be assessed under similar models. The Financial Accounting Standard Board (“FASB”) decided to simplify the accounting for convertible instruments by removing certain separation models currently included in other accounting guidance that were being applied to current accounting for convertible instruments. Under the amendments in this update, an embedded conversion feature no longer needs to be separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. The FASB also decided to add additional disclosure requirements in an attempt to improve the usefulness and relevance of the information being provided.

The new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company does not believe the adoption of this standard will have a material impact on its condensed consolidated financial statements.

(c) Recently adopted accounting pronouncements

Accounting Standards Update No. 2020-10—Codification Improvements

Issued in October 2020, this release updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company adopted ASU 2020-10 as of the reporting period beginning January 1, 2021. The adoption of this update did not have a material effect on the Company’s condensed consolidated financial statements.

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

Note 3. Potentially Dilutive Securities

The table below presents the computation of basic and diluted net loss per share of Common Stock:

	Three months ended
	March 31,
	2021	2020

Basic and diluted numerator:
Net loss attributable to XpresSpa Group, Inc.	$(1,056)	$(10,616)
Less: deemed dividend on warrants and preferred stock	—	(308)
Net loss attributable to common shareholders	$(1,056)	$(10,924)
Basic and diluted denominator:
Basic and diluted weighted average shares outstanding	101,058,500	6,276,012
Basic and diluted net loss per share	$(0.01)	$(1.74)

Net loss per share data presented above excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options to purchase an equal number of shares of Common Stock	3,022,185	45,964
Unvested RSUs to issue an equal number of shares of Common Stock	105,125	20,000
Warrants to purchase an equal number of shares of Common Stock	37,988,940	8,832,776
Preferred stock on an as converted basis	—	802,079
Convertible notes on an as converted basis	—	15,551,497
Total number of potentially dilutive securities excluded from the calculation of loss per share attributable to common shareholders	41,116,250	25,252,316

Note 4. Cash, Cash Equivalents, and Restricted Cash

A reconciliation of the Company’s cash and cash equivalents in the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows as of March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021	December 31, 2020
Cash denominated in United States dollars	$100,959	$88,636
Cash denominated in currency other than United States dollars	1,683	1,158
Restricted cash	701	701
Other	7	7
Total cash, cash equivalents and restricted cash	$103,350	$90,502

The Company places its cash and temporary cash investments with credit quality institutions. At times, such cash denominated in United States dollars may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At March 31, 2021 and December 31, 2020, deposits in excess of FDIC limits were $101,103 and $88,556, respectively. As of March 31, 2021 and December 31, 2020, the Company held cash balances in overseas accounts, totaling $1,683 and $1,158 respectively, which are not insured by the FDIC. If the Company were to distribute the amounts held overseas, the Company would need to follow an approval and distribution process as defined in its operating and partnership agreements, which may delay and/or reduce the availability of that cash to the Company.

Note 5. Intangible Assets

The following table provides information regarding the Company’s intangible assets subject to amortization, which consist of the following:

	March 31, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$1,339	$(953)	$386	$1,339	$(899)	$440
Software	694	(309)	385	694	(264)	430
Total intangible assets	$2,033	$(1,262)	$771	$2,033	$(1,163)	$870

The Company’s trade name relates to the value of the XpresSpa trade name, and software relates to certain capitalized third-party costs related to a new point-of-sale system and website.

The Company’s intangible assets are amortized over their expected useful lives. The Company recorded amortization expense of $99 and $570 during the three months ended March 31, 2021 and 2020.

Based on the intangible assets balance as of March 31, 2021, the estimated amortization expense for the remainder of the calendar year and each of the succeeding calendar years is as follows:

Calendar Years ending December 31,	Amount
Remaining 2021	303
2022	400
2023	67
2024	1
Total	$771

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

Currently, the periods of relief from these payments range from three to nineteen months and began in March 2020.  The Company received minimum guaranteed payment concessions of approximately $472 and $75 in the three months ended March 31, 2021 and March 31, 2020, respectively, and $2,504 in the twelve months ended March 31, 2021. The company expects to receive additional rent concessions while our spas remain closed.

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

Supplemental cash flow information related to leases for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,073)	$(628)
Leased assets obtained in exchange for new and modified operating lease liabilities	$(334)	$—
Leased assets surrendered in exchange for termination of operating lease liabilities	$9	$—

As of March 31, 2021, operating leases contain the following future minimum commitments:

Calendar Years ending December 31,	Amount
Remaining 2021	$2,783
2022	2,927
2023	2,050
2024	1,409
2025	810
Thereafter	1,443
Total future lease payments	11,422
Less: interest expense at incremental borrowing rate	(2,196)
Net present value of lease liabilities	$9,226

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	4.3	years
Weighted average discount rate used to determine present value of operating lease liability:	10.26%

Cash paid for minimum annual rental obligations was $150 and $600 for the three months ended March 31, 2021 and 2020, respectively.

Variable lease payments calculated monthly as a percentage of product and services revenue were $97 and $415 for the three months ended March 31, 2021 and 2020, respectively.

Note 7. Debt

Total Debt as of March 31, 2021 and December 31, 2020 is comprised of the following:

	March 31, 2021	December 31, 2020
Promissory note, unsecured	$5,653	$5,653
Total debt	$5,653	$5,653

Paycheck Protection Program

On May 1, 2020, the Company entered into a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) promissory note in the principal amount of $5,653 payable to Bank of America, NA (the “Bank of America”) evidencing a PPP loan (the “PPP Loan”). The PPP Loan bears interest at a rate of 1% per annum. No payments will be due on the PPP Loan during a six-month deferral period commencing on May 2, 2020. Commencing one month after the expiration of the deferral period and continuing on the same day of each month thereafter until the maturity date of the PPP Loan, the Company will be obligated to make monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the PPP Loan by the maturity date. The maturity date is May 2, 2022. The principal amount of the PPP Loan is subject to forgiveness under the PPP upon the Company’s request to the extent that PPP Loan proceeds are used to pay expenses permitted by the PPP. Bank of America may forgive interest accrued on any principal forgiven if the SBA pays the interest. At this time, there can be no assurance that any part of the PPP Loan will be forgiven. The PPP Loan contains customary borrower default provisions and lender remedies, including the right of Bank of America to require immediate repayment in full the outstanding principal balance of the PPP Loan with accrued interest. As of March 31, 2021, $51 of interest has been accrued and is included in Accounts payable, accrued expenses and other in the condensed consolidated balance sheet.

Note 8. Stockholders’ Equity

Warrants

The following table represents the activity related to the Company’s warrants during the three months ended March 31, 2021.

		Exercise
	No. of Warrants	price range
December 31, 2020	48,044,381	$0.525 – 300.00
Granted	1,168,088	$1.70 - 2.125
Exercised	(11,223,529)	$1.70 - 2.125
March 31, 2021	37,988,940	$0.525 - 300.00

During the three months ended March 31, 2021, holders of the Company’s December 2020 Investor Warrants, December 2020 Placement Agent Warrants and December 2020 Placement Agent Tail Fee Warrants exercised warrants for a total of 11,223,529 common shares. The Company received gross proceeds of approximately $19,161. In accordance with the placement agent agreements with H.C. Wainwright & Co., LLC and Palladium, the Company paid cash fees of $2,154 and issued 842,588 warrants to H.C. Wainwright & Co., LLC at an exercise price of $2.125 per share and 325,500 warrants to Palladium at an exercise price of $1.70 per share.

Stock-based Compensation

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

In September 2020, the Company’s XpresTest subsidiary created a stock-based compensation plan available to grant stock options, restricted stock and RSU’s to the subsidiary’s directors, employees and consultants. Under the XpresTest 2020 Equity Incentive Plan (the “XpresTest Plan”), a maximum of 200 shares of XpresTest Common Stock may be awarded, which would represent 20% of the total number of shares of common stock of XpresTest as of March 31, 2021. Certain named executive officers, consultants, and directors of the Company are eligible to participate in the XpresTest Plan. The XpresTest Plan RSAs vest upon satisfaction of certain service and performance-based conditions. The fair value of the XpresTest RSAs is determined based on the weighted average of  i) Fair Value of XpresTest under the Indirect Valuation Method developing assumptions for XpresSpa Net Market Cap and XpresSpa standalone Fair Value, and ii) Direct Valuation Method developing assumptions for XpresTest Representative Forecasted Revenue for 2021 and Peer companies Revenue’s Multiples. As of March 31, 2021, there is $98 of unrecognized stock-based compensation related to the XpresTest Plan. During May 2021, the company repurchased seven common shares exercised pursuant to the XpresTest Plan, for the grantees to defray their tax liabilities related to the XpresTest Plan RSAs award.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past.

The following variables were used as inputs in the model:

Share price of the Company’s Common Stock on the grant date:	$1.26 - 5.01
Exercise price:	$1.26 - 5.01
Expected volatility:	123%
Expected dividend yield:	0%
Annual average risk-free rate:	0.37%
Expected term:	5.38	years

Total following table sets forth the Company’s Equity Incentive activities for the three months ended March 31, 2021:

	RSUs		XpresTest RSAs		Stock options
		Weighted		Weighted		Weighted
		average		average		average	Exercise
	No. of	grant date	No. of	grant date	No. of	exercise	price
	RSUs	fair value	RSAs	fair value	options	price	range
Outstanding as of December 31, 2020	—	$—	28.75	$11,390.35	1,353,888	$3.82	$1.53 - 2,460.00
Granted	140,167	1.19	120.00	5,227.20	1,668,297	1.56	1.19 - 1.61
Exercised/Vested	(35,042)	1.19	(122.50)	5,324.17	—	—
Outstanding as of March 31, 2021	105,125	$1.19	26.25	$11,524.78	3,022,185	$2.57	$1.19 - 2,460.00
Exercisable as of March 31, 2021					732,116	$5.04	$1.19 - 2,460.00

Total stock-based compensation for the three-month periods ended March 31, 2021 and 2020 is $1,005 and $72, respectively.

Note 9. Fair Value Measurements

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

The following table presents the placement in the fair value hierarchy measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of March 31, 2021:
Recurring fair value measurements
Equity securities:
Route1, Inc.	$1,867	$—	$1,867	$—
Total equity securities	1,867	—	1,867	—
Total recurring fair value measurements	$1,867	$—	$1,867	$—

As of December 31, 2020
Recurring fair value measurements
Equity securities:
Route1	$1,768	$—	$1,768	$—
Total equity securities	1,768	—	1,768	—
Total recurring fair value measurements	$1,768	$—	$1,768	$—

Equity securities pertain to common shares in Route1, Inc. obtained in the 2018 sale of Group Mobile to Route 1, Inc. On March 22, 2021, the Company executed a cashless exercise of warrants to purchase 3,000,000 common shares of Route 1, Inc.. In exchange, the Company received 1,355,443 common shares of Route 1, Inc., bringing the total number of shares owned to 3,855,443. For the three months ended March 31, 2021, we recorded an unrealized gain of $99 in connection with the remeasurement of the common shares of Route 1, Inc.

In addition to the above, the Company’s financial instruments as of March 31, 2021 and December 31, 2020 consisted of cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

Note 10. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision for the three-month period ended March 31, 2021 reflects a de minimis estimated global annual effective tax rate.

As of March 31, 2021, deferred tax assets generated from the Company’s activities in the United States were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. Net operating losses generated for tax years beginning after December 31, 2017 do not expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit.

The Company had de minimis income tax expense for the three-month period ended March 31, 2021. This was attributable primarily to operating results in conjunction with a full valuation allowance. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates. The Company does not expect to record any additional material provisions for unrecognized tax benefits in the next year.

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has recorded accruals of $1,963 and $2,221 as of March 31, 2021 and December 31, 2020, respectively, which is included in Accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheets.

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

On March 30, 2018, Cordial filed a lawsuit against XpresSpa Group, a subsidiary of XpresSpa Group, and several additional parties in the Superior Court of Fulton County, Georgia, alleging the violation of Cordial’s civil rights, tortious interference, breach of fiduciary duty, civil conspiracy, conversion, retaliation, and unjust enrichment. Cordial threated to seek punitive damages, attorneys’ fees and litigation expenses, accounting, indemnification, and declaratory judgment as to the status of the membership interests of XpresSpa and Cordial in the joint venture and Cordial’s right to profit distributions and management fees from the joint venture. On May 4, 2018, the defendants moved the lawsuit to the United States District Court for the Northern District of Georgia. On August 9, 2018, the Court granted an additional extension of time for the defendants’ response until September 7, 2018, and thereafter provided another extension pending the Court’s consideration of XpresSpa’s Motion to Stay all action in the Georgia lawsuit, pending resolution of the New York lawsuit and the FAA action. On October 29, 2018, XpresSpa’s Motion to Stay was denied. Prior to resolution of the Motion to Stay, Cordial filed a Motion for Temporary Restraining Order (“TRO Motion”), seeking to enjoin the defendants and specifically XpresSpa, from, among other things, distributing any cash flow, net profits, or management fees, or otherwise expending resources beyond necessary operating expenses. XpresSpa filed an opposition and, in a decision entered December 26, 2018, the Court denied Cordial’s TRO Motion entirely. Defendants filed a Motion to Dismiss the Complaint in its entirety on November 20, 2018.

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

On August 16, 2019, the Court entered an Order granting, in part, the Company’s Motion to Dismiss. The Court dismissed all federal claims alleged in the Complaint against all Defendants, declined to exercise supplemental jurisdiction pursuant to 28 U.S.C. § 1367(c) over the remaining state law claims alleged in the Complaint, and remanded the case to the Superior Court of Fulton County. Plaintiffs filed an appeal of the federal court’s decision to the Eleventh Circuit Court of Appeals, and the case was docketed on October 15, 2019.

In response to the numerous complaints it received from Cordial, the City of Atlanta required the parties to engage in mediation. On November 22, 2019, a Mutual Release and Settlement Agreement (the "Settlement Agreement") and a Confidential Payment Agreement (the "Payment Agreement") have been executed by the applicable parties. Pursuant to the terms of the settlement, all pending litigation was dismissed. Also, pursuant to the Settlement Agreement terms, the City agreed to approve new five-year leases for the Company and Cordial to operate as joint venture partners for spas located on Concourse A and Concourse C of the Hartsfield-Jackson Atlanta International Airport ("together, "Leases"). The City has approved the new Leases, and the Leases have been executed by the Company and the City. The parties are in the process of negotiating and completing an operating agreement. Such negotiations have been deferred during the XpresSpa spa location shutdowns due to the pandemic. Pursuant to the Payment Agreement, the Company has recorded an expense, made payments and accrued the balance of the amounts due thereunder, and has included that balance in Accounts payable, accrued expenses and other current liabilities.

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

On August 21, 2019, the Court issued an Order denying the parties’ motion for preliminary approval of the revised settlement, as the Court still had concerns about several of the settlement terms. At the December 6, 2019 status conference with the Court, the Court reiterated its denial of preliminary approval of the proposed settlement agreement. The Court instructed a notice of pendency to be disseminated to putative collective members. Notice was sent out in early February 2020 and approximately 415 individuals have joined the case. On June 6, 2020, the Company participated in a status conference with the Court, and the parties discussed the possibility of entering into a new settlement agreement that addresses the Court’s concerns. On or about August 5, 2020, the parties entered into settlement agreements and sought a preliminary approval order from the Court. On March 30, 2021, the Court issued an Order conditionally granting the motion for preliminary approval subject to resolution of certain issues pertaining to administration of the settlement. On April 6, 2021, Plaintiffs’ counsel wrote to the Court regarding their proposed resolution on such issues. Once the Court acts on this application the Company anticipates that notice of the settlement will be sent to the class members within approximately 30 days.

Kainz v. FORM Holdings Corp. et al.

On March 20, 2019, a second suit was commenced in the United States District Court for the Southern District of New York against FORM, seven of its directors and former directors, as well as a managing director of Mistral Equity Partners (“Mistral”). The individual plaintiff, a shareholder of XpresSpa Holdings, LLC at the time of the merger with FORM in December 2016, alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false statements concerning, inter alia, the merger and the independence of FORM’s board of directors, violated Section 12(2) of the Securities Act of 1933, breached the merger agreement by making false and misleading statements concerning the merger and fraudulently induced the plaintiff into signing the joinder agreement related to the merger. On May 8, 2019, the Company and its directors and the managing director of Mistral filed a motion to dismiss the complaint. On June 5, 2019, plaintiffs opposed the motion and filed a cross-motion for a partial stay. Defendants’ motion to dismiss was fully briefed as of June 19, 2019.

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

Route1 and Group Mobile sought damages of $567,000 in relation to alleged breaches of a Membership Purchase Agreement entered into between Route1 and the Company on or about March 7, 2018, pursuant to which Route1 acquired the Company’s 100% membership interest in Group Mobile.  The Company counterclaimed against the Plaintiffs for amounts owed to the Company in relation to the sale of Excluded Inventory (as defined in the Membership Purchase Agreement) and sought damages thereon.  The Company delivered a draft amended counterclaim to the Plaintiffs on or around November 2019 seeking, among other things, damages. The Company sought Plaintiffs’ consent to amend its counterclaim. Examinations for discovery were scheduled to take place in Toronto, Canada in June 2020.

The action settled at mediation on or about September 17, 2020. The parties agreed to dismiss the claim and the counterclaim, subject to XpresSpa’s right to commence an application to seek rectification of certain shares and warrants that were issued in connection with the Membership Purchase Agreement.  On September 21, 2020, the Ontario Superior Court of Justice entered an Order dismissing, without costs, the action and counterclaim.  XpresSpa was granted the Order seeking the rectification of the shares and warrant and that matter was completed in March 2021.

Rodger Jenkins and Gregory Jones v. XpresSpa Group, Inc.

In March 2019, Rodger Jenkins and Gregory Jones filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The lawsuit alleges breach of contract of the stock purchase agreement related to the Company’s acquisition of Excalibur Integrated Systems, Inc. and seeks specific performance, compensatory damages and other fees, expenses, and costs. When this action was first commenced, the plaintiffs had demanded cash or stock in the sum of $750. On or about January 3, 2020, the court granted the plaintiffs’ motion to amend their pleading to increase their total demand to $1,500.

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

Kyle Collins v. Spa Products Import & Distribution Co., LLC et al

This is a combined class action and California Private Attorney’s General Act (“PAGA”) action.  Plaintiff seeks to recover wages, penalties and PAGA penalties for claims for (1) failure to provide meal periods, (2) failure to provide rest breaks, (3) failure to pay overtime, (4) inaccurate wage statements, (5) waiting time penalties, and (6) PAGA penalties of $100 per employee per pay period per violation. There are approximately 240 current and former employees in the litigation class.  The parties agreed to mediation on May 26, 2020, however, due to COVID-19 the parties subsequently stayed all proceedings. The mediation session occurred on March 18, 2021, and the parties reached a settlement in principle. The parties are currently in the process of preparing/finalizing settlement papers.

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

For the three months ended March 31, 2021, Customers A, B, C, D and E comprised approximately 15%, 30%, 12%, 21% and 15%, respectively, of the Company’s net sales. As of March 31, 2021, Customers A, B, C, and D comprised approximately 20%, 44%, 14%, and 13%,  respectively of the Company’s accounts receivable.

	For the three months ended
	March 31,
	2021	2020
Revenue
XpresSpa	$333	$7,588
XpresTest	8,179	—
Corporate and other	-	130
Total revenue	$8,512	$7,718

Operating (loss) income
XpresSpa	$(1,567)	$(2,716)
XpresTest	2,177	—
Corporate and other	(1,531)	(1,232)
Total operating loss	$(921)	$(3,948)

	March 31,	March 31,
	2021	2020
Assets
XpresSpa	$9,047	$25,112
XpresTest	7,083	—
Corporate and other	103,690	4,078
Total assets	$119,820	$29,190

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will be,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 31, 2021, as subsequently amended on April 30, 2021 (the “2020 Annual Report”) and this Quarterly Report on Form 10-Q and any future reports we file with the Securities and Exchange Commission (“SEC”). The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to XpresSpa Group, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

XpresSpa Group, Inc. (“XpresSpa Group”) is a leading global travel health and wellness services holding company. XpresSpa Group currently has two reportable operating segments: XpresSpa and XpresTest.

XpresSpa has been a global airport retailer of spa services through its XpresSpa™ spa locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products (“XpresSpa”).

Through XpresSpa Group’s XpresTest, Inc. subsidiary (“XpresTest”), we launched XpresCheck™ Wellness Centers, also in airports. XpresCheck offers COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents. XpresTest has entered into managed services agreements (“MSAs”) with professional medical services companies that provide health care services to patients. The medical services companies pay XpresTest a monthly fee to operate in the XpresCheck Wellness Centers. Under the terms of the MSAs, we provide office space, equipment, supplies, non-licensed staff, and management services in return for a management fee.

Furthermore, XpresSpa Group is developing a travel health and wellness brand that is positioned for a post-pandemic world.  We anticipate delivering on-demand access to integrated healthcare through technology and personalized services, while leveraging XpresSpa’s historic travel wellness experience and XpresTest’s healthcare expertise under the XpresCheck brand.  We see this concept evolution as an opportunity in a new niche industry where XpresSpa Group can leverage technology in addition to its existing real estate and airport experience, providing travelers with peace of mind and access to integrated care. Over the long-term, we envision that digital channels will provide growth opportunities beyond our airport locations, achieved through subscription-based services that provide care and tools supporting travel health and wellness. Furthermore, we anticipate offering upstream content that can be monetized through affiliate revenue as well as curated retail through ecommerce.

COVID-19 Update

In March 2020, we temporarily closed all global XpresSpa locations due to the categorization by local jurisdictions of the spa locations as “non-essential services.” Substantially all of our XpresSpa locations remain closed.  We intend to reopen

XpresSpa spa locations on a location-by-location basis and resume normal operations at such selected locations once restrictions are lifted and airport traffic returns to sufficient levels to support operations at a unit level.

Since the time of the temporary closure of our XpresSpa locations, we successfully launched our XpresCheck™ Wellness Centers, offering such testing services, as described above.  Also, we continue to evaluate alternative testing protocols and work in partnership with airlines for safe travels.

While management has used all currently available information in assessing our business prospects, the ultimate impact of the COVID-19 pandemic and our XpresCheck™ Wellness Centers on our results of operations, financial condition and cash flows remains uncertain. The success or failure of our XpresCheck™ Wellness Centers could also have a material effect on our business.

Recent Developments

XpresCheck™ Wellness Centers

Through our XpresCheck™ Wellness Centers and under the terms of MSAs with physicians’ practices, we offer diagnostic testing services.  We currently have 13 such clinics in 11 airports across 10 states.  Since December 31, 2020, we announced the opening of the following XpresCheck™ Wellness Centers to provide diagnostic COVID-19 testing:

On January 12, 2021, we opened our second XpresCheck™ Wellness Center at Boston’s Logan International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

On January 20, 2021, we announced the opening of an XpresCheck™ Wellness Center at Salt Lake City International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

On February 16, 2021, we announced the opening of our second XpresCheck testing facility at Newark Liberty International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

On March 8, 2021, we announced the opening of an XpresCheck™ Wellness Center at Houston George Bush Intercontinental Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

On March 15, 2021, we announced the opening of XpresCheck™ Wellness Centers at Dulles International and Reagan National Airports in Virginia, containing nine and four separate testing rooms, respectively, to provide diagnostic COVID-19 testing.

On April 8, 2021, we announced the opening of an XpresCheck™ Wellness Center at Seattle-Tacoma International Airport. It contains eight separate testing rooms to provide diagnostic COVID-19 testing.

On April 21, 2021, we announced the opening of an XpresCheck™ Wellness Center at San Francisco International Airport. It contains nine separate testing rooms to provide diagnostic COVID-19 testing.

Airport Rent Concessions

We have received rent concessions from landlords on a majority of our XpresSpa leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. Currently, the periods of relief from these payments range from three to nineteen months and began in March 2020. We received minimum guaranteed payment concession of approximately $472 and $75 in the three months ended March 31, 2021 and March 31, 2020, respectively, and $2,504 in the twelve months ended March 31, 2021. We expect to realize additional rent concessions while our XpresSpa spas remain closed.

Adjusted EBITDA

Adjusted EBITDA is a supplemental measure of financial performance that is not required by or presented in accordance with GAAP but is a measurement used by management to assess the trends in our business. In evaluating our performance as measured by Adjusted EBITDA, we recognize and consider the limitations of this measurement.

We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization expense, non-cash charges, and stock-based compensation expense.

We consider Adjusted EBITDA to be an important indicator for the performance of our operating business, but it is not a measure of performance or liquidity calculated in accordance with GAAP. We have included this non-GAAP financial measure because management utilizes this information for assessing our performance and liquidity, and as an indicator of our ability to make capital expenditures and finance working capital requirements. We believe that Adjusted EBITDA is a measurement that is commonly used by analysts and some investors in evaluating the performance and liquidity of growth companies such as ours.

In particular, we believe that it is useful for analysts and investors to understand that Adjusted EBITDA excludes certain transactions not related to our core cash operating activities, which are primarily related to our XpresCheck Wellness Centers. We believe that excluding these transactions allows investors to meaningfully analyze the performance of our core cash operations.

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

A reconciliation of operating loss presented in accordance with GAAP for the three-month periods ended March 31, 2021 and 2020 to Adjusted EBITDA (loss) is presented in the table below.

Q1 2021 Results of Operations and Adjusted EBITDA (loss)

(amounts in thousands)

	Three months ended March 31,
Revenue:	2021	2020
Managed services fees	$8,174	$—
Services	265	6,686
Products	65	891
Other	8	141
Total revenue	8,512	7,718

Cost of sales
Labor	1,215	4,476
Occupancy	481	1,410
Product and other operating costs	2,463	1,282
Total cost of sales	4,159	7,168
Depreciation and amortization	744	1,265
Impairment/disposal of assets	22	—
General and administrative	4,508	3,233
Total operating expense	9,433	11,666
Loss from operations	(921)	(3,948)
Interest income (expense)	12	(1,061)
Loss on revaluation of warrants and conversion options	—	(5,369)
Other non-operating income (expense), net	102	(346)
Loss from operations before income taxes	(807)	(10,724)
Income tax expense	(1)	—
Net loss	(808)	(10,724)
Net (income) loss attributable to noncontrolling interests	(248)	108
Net loss attributable to common shareholders	$(1,056)	$(10,616)

Loss from operations	$(921)	$(3,948)
Add back:
Depreciation and amortization	744	1,265
Impairment/disposal of assets	22	—
Stock-based compensation expense	1,005	72
Adjusted EBITDA	$850	$(2,611)

Results of Operations

Revenue

We recognize revenue from the sale of XpresSpa services when they are rendered at our stores and from the sale of products at the time goods are purchased at our stores or online (usually by credit card), net of discounts and applicable sales taxes. Substantially all of our spa locations remain closed and therefore generate little revenue.

We have entered into managed services agreements with professional medical services companies that provide healthcare services to patients in our XpresCheck™ Wellness Centers. The medical services companies will pay XpresTest a monthly management fee to operate in the XpresCheck™ Wellness Centers. As a result of uncertainties around the cash flows of the XpresCheck™ Wellness Centers during 2020, the Company concluded that the collectability criteria to qualify as a contract under ASC 606 was not met, and no revenue associated with the monthly management fee was recognized for the year ending December 31, 2020 from the managed services agreements. Based on the reassessment performed for the three months ending March 31, 2021, the Company recognized $8,178 of revenue, including revenue of $3,186 related to 2020, for new and existing managed services agreements which meet the collectability criteria.

Cost of sales

Cost of sales for our XpresSpa segment consists of store-level costs. Store-level costs include all costs that are directly attributable to the store operations, primarily payroll and related benefit costs for store personnel, occupancy costs and cost of products sold. Cost of sales of our XpresTest segment include costs related to the XpresCheck™ business, and consists of expenses directly attributable to the clinic operations under the terms of the MSAs, primarily payroll and related benefit costs for personnel, occupancy costs and cost of supplies used to administer the diagnostic COVID-19 tests.

General and administrative

General and administrative expenses include management and administrative personnel, overhead and occupancy costs, insurance and various professional fees, as well as stock-based compensation for directors, management and administrative personnel.

Three-month period ended March 31, 2021 compared to the three-month period ended March 31, 2020

Revenue

	Three months ended March 31,
	2021	2020	Inc/(Dec)
Total revenue	$8,512	$7,718	$794

The increase in revenue was almost entirely due to the rapid growth of the XpresTest segment (while the majority of XpresSpa locations remain closed) with the addition of five locations during Q1 2021, and the ability to recognize $3,186 of catch-up revenue associated with 2020 XpresTest segment on underlying MSAs meeting the collectability criteria during Q1 2021.

Cost of sales

	Three months ended March 31,
	2021	2020	Inc/(Dec)
Cost of sales	$4,159	$7,168	$(3,009)

The decrease in cost of sales was due to the decrease in variable costs associated with the decline in XpresSpa revenues and decreases in occupancy costs as a result of rent concessions received from airports. These costs were partially offset by cost of sales of $2,679, incurred in the XpresCheck™ Wellness Centers pursuant to the XpresTest managed services agreements.

Depreciation and amortization

	Three months ended March 31,
	2021	2020	Inc/(Dec)
Depreciation and amortization	$744	$1,265	$(521)

The decrease in depreciation and amortization of approximately 41.2% was primarily due to impairments and disposals of assets recorded in 2020 resulting in lower depreciation and amortization of leasehold improvements in the current period. This decrease was partially offset by depreciation and amortization related to the recently opened XpresCheck™ Wellness Centers of $469.

General and administrative

	Three months ended March 31,
	2021	2020	Inc/(Dec)
General and administrative	$4,508	$3,233	$1,275

The increase of approximately 39.4% was primarily due to start-up costs associated with the XpresTest segment and the XpresCheckTM Wellness Centers as well as additional legal fees related to the resolution of certain XpresSpa litigation matters, offset by reduced variable costs related to the closed XpresSpa locations and the realized benefits of cost cutting and control initiatives instituted throughout 2020, primarily in salaries, occupancy, and professional fees.

Loss on revaluation of warrants and conversion options:

	Three months ended March 31,
	2021	2020	Inc/(Dec)
Loss on revaluation of warrants and conversion options	$—	$(5,369)	$5,369

Loss on revaluation of warrants and conversion options represents the loss resulting from the mark to market adjustments of our derivative liabilities related to convertible notes that were converted into equity in 2020. Therefore, this loss did not recur in Q1 2021. The gain or loss was mainly due to the decrease or increase, respectively, in our stock price at certain fair value measurement dates relative to the conversion price of warrants and convertible debt to Common Stock.

Other non-operating income (expense), net

	Three months ended March 31,
	2021	2020	Inc/(Dec)
Other non-operating income (expense), net	$102	$(346)	$448

The following is a summary of the transactions included in other non-operating (income) expense, net for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Loss on extinguishment of debt	$—	$(265)
Gain on equity investment	99	—
Other	3	(81)
Total	$102	$(346)

Interest expense

	Three months ended March 31,
	2021	2020	Inc/(Dec)
Interest (income) expense	$(12)	$1,061	$(1,073)

Interest expense decreased as a result of a significantly lower interest rate associated with the remaining debt obligations offset by interest income.  See Note 7. Debt to the condensed consolidated financial statements for additional information.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents, excluding restricted cash, of $102,649, total current assets of $107,789, total current liabilities of $13,842, and positive working capital of $93,947, compared to a positive working capital of $78,302 as of December 31, 2020.

During the three months ended March 31, 2021, holders of our December 2020 Investor Warrants, December 2020 Placement Agent Warrants and  December 2020 Placement Agent Tail Fee Warrants exercised warrants for a total of 11,223,529 common shares.   We received gross proceeds of approximately $19,161. In accordance with the placement agent agreements with H.C. Wainwright & Co., LLC and Palladium, we paid cash fees of $2,154 and issued 842,588 warrants to H.C. Wainwright & Co., LLC at an exercise price of $2.125 per share and 325,500 warrants to Palladium at an exercise price of $1.70 per share.   See Note 8. Stockholders’ Equity to the condensed consolidated financial statements for related discussion.

However, while we have addressed our working capital deficiency and long-term debt, and continue to focus on our overall operating profitability, we expect to incur net losses in the foreseeable future. In addition, the ultimate duration and severity of the ongoing COVID-19 pandemic are uncertain at this time, and may result in additional material adverse impacts on our liquidity position and access to capital.

Critical Accounting Estimates

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended, filed with the SEC which includes a description of our critical accounting estimates that involve subjective and complex judgments that could potentially affect reported results. There have been no material changes to our critical accounting estimates as to the methodologies or assumptions we apply under them. We continue to monitor such methodologies and assumptions.

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

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our evaluation as of December 31, 2019 identified a material weaknesses in our internal control over financial reporting, which remained unmitigated as of March 31, 2021, as noted below in Report of Management on Internal Control over Financial Reporting. Based on our evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.. Notwithstanding this conclusion, management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows in conformity with GAAP.

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

The steps we took to address the deficiencies identified included:

•	we hired a permanent Chief Financial Officer in December 2020;
•	we have engaged in efforts to restructure accounting processes and revise organizational structures to enhance accurate accounting and appropriate financial reporting;
•	we have engaged outside service providers to assist with the valuation and recording of key reporting areas such as leases and stock compensation expense;
•	we have implemented additional accounting software to aid in the accounting and financial reporting process;
•	we have contracted an independent consulting firm to assist with the preparation of the Financial Statements and U.S. GAAP accounting research;
•	in March 2021, we hired a seasoned Certified Public Accountant as a permanent Corporate Controller, who also has a Certified Information Systems Auditor accreditation.

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

As noted above, we believe that, as a result of management’s in-depth review of its accounting processes, and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-Q and, to the best of our knowledge, we believe that the condensed consolidated financial statements in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2021, due to a material weakness in our internal control over our financial close and reporting process, which was discovered in 2019 still remaining unmitigated. Management continues to conclude that as of March 31, 2021 we still did not have a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately. As a result of this evaluation, we extensively used outside consultants who possessed the appropriate levels of accounting and controls knowledge to appropriately analyze, record, and disclose accounting matters completely and accurately.

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings.

For information regarding legal proceedings, see Note 11. “Commitments and Contingencies” in our notes to the condensed consolidated financial statements included in “Item 1. Financial Statements.”

Item 1A.      Risk Factors

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

Exhibit No.	Description
10.1†	Form of XpresTest, Inc. Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2021)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herein.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XpresSpa Group, Inc.

Date:	May 17, 2021	By:	/s/ Douglas Satzman
Douglas Satzman
Chief Executive Officer
(Principal Executive Officer)

Date:	May 17, 2021	By:	/s/ James A Berry
James A. Berry
Chief Financial Officer
(Principal Financial and Accounting Officer)