Form 10-Q
period 2021-06-30
XpresSpa Group, Inc.
filed 2021-08-16
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧     No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ⌧     No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ⌧

As of August 6, 2021, 105,569,045 shares of the registrant’s common stock were outstanding.

XpresSpa Group, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Current assets
Cash and cash equivalents	$102,497	$89,801
Accounts receivable, net	546	-
Inventory	1,329	657
Other current assets	3,209	1,321
Total current assets	107,581	91,779

Restricted cash	751	701
Property and equipment, net	4,777	4,161
Intangible assets, net	1,188	870
Operating lease right of use assets	3,053	3,034
Other assets	2,767	2,588
Total assets	$120,117	$103,133

Current liabilities
Accounts payable, accrued expenses and other	$8,907	$6,468
Current portion of operating lease liabilities	2,610	2,797
Deferred revenue	3,166	914
Current portion of promissory note, unsecured	5,653	3,298
Total current liabilities	20,336	13,477

Long-term liabilities
Promissory note, unsecured	-	2,355
Operating lease liabilities	6,099	6,930
Total liabilities	26,435	22,762
Commitments and contingencies (see Note 13)

Equity
Series A Convertible Preferred Stock, $0.01 par value per share; 6,968 shares authorized; none issued and outstanding	-	-
Series C Junior Preferred Stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	-	-
Series D Convertible Preferred Stock, $0.01 par value per share; 500,000 shares authorized; none issued and outstanding	-	-
Series E Convertible Preferred Stock, $0.01 par value per share, 2,397,060 shares authorized; none issued and outstanding	-	-
Series F Convertible Preferred Stock, $0.01 par value per share, 9,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 105,534,002 and 94,058,853 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,055	941
Additional paid-in capital	493,453	475,709
Accumulated deficit	(404,147)	(398,624)
Accumulated other comprehensive loss	(231)	(220)
Total equity attributable to XpresSpa Group, Inc.	90,130	77,806
Noncontrolling interests	3,552	2,565
Total equity	93,682	80,371
Total liabilities and equity	$120,117	$103,133

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenue, net
Managed services fees	$8,669	$-	$16,843	$-
Services	338	-	603	6,686
Products	79	-	144	891
Other	6	143	14	284
Total revenue, net	9,092	143	17,604	7,861

Cost of sales
Labor	1,927	490	3,142	4,966
Occupancy	443	456	924	1,866
Products and other operating costs	5,331	32	7,794	1,314
Total cost of sales	7,701	978	11,860	8,146
Depreciation and amortization	946	1,186	1,690	2,451
Impairment/disposal of assets	-	4,092	22	4,092
General and administrative	4,646	3,371	9,154	6,604
Total operating expenses	13,293	9,627	22,726	21,293
Operating loss	(4,201)	(9,484)	(5,122)	(13,432)
Interest income (expense), net	13	(675)	25	(1,736)
Loss on revaluation of warrants and conversion options	-	(48,298)	-	(53,667)
Other non-operating income (expense), net	(551)	5	(449)	(341)
Loss from operations before income taxes	(4,739)	(58,452)	(5,546)	(69,176)
Income tax benefit (expense)	9	(19)	8	(19)
Net loss	(4,730)	(58,471)	(5,538)	(69,195)
Net loss attributable to noncontrolling interests	263	393	15	501
Net loss attributable to XpresSpa Group, Inc.	$(4,467)	$(58,078)	$(5,523)	$(68,694)

Net loss	$(4,730)	$(58,471)	$(5,538)	$(69,195)
Other comprehensive income (loss) from operations	5	15	(11)	15
Comprehensive loss	$(4,725)	$(58,456)	$(5,549)	$(69,180)

Loss per share
Basic and diluted net loss per share	$(0.04)	$(1.51)	$(0.05)	$(3.09)
Weighted-average number of shares outstanding during the period
Basic	105,398,359	38,873,131	103,240,406	22,569,032
Diluted	105,398,359	38,873,131	103,240,406	22,569,032

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

									Accumulated
	Series E		Series F				Additional		other	Total	Non-
	Preferred stock		Preferred stock		Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	in capital	deficit	loss	equity	interests	equity
December 31, 2020	—	$—	—	$—	94,058,853	$941	$475,709	$(398,624)	$(220)	$77,806	$2,565	$80,371
Warrant exercises, net of costs	—	—	—	—	11,223,529	112	16,895	—	—	17,007	—	17,007
Stock-based compensation	—	—	—	—	—	—	264	—	—	264	741	1,005
Net loss for the period	—	—	—	—	—	—	—	(1,056)	—	(1,056)	248	(808)
Foreign currency translation	—	—	—	—	—	—	—	—	(16)	(16)	—	(16)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	333	333
March 31, 2021	—	$—	—	$—	105,282,382	$1,053	$492,868	$(399,680)	$(236)	$94,005	$3,887	$97,892
Issuance of Common Stock for services	—	—	—	—	223,637	2	318	—	—	320	—	320
Issuance of restricted stock	—	—	—	—	27,983	—	—	—	—	` —	—	—
Stock-based compensation	—	—	—	—	—	—	267	—	—	267	61	328
Net loss for the period	—	—	—	—	—	—	—	(4,467)	—	(4,467)	(263)	(4,730)
Foreign currency translation	—	—	—	—	—	—	—	—	5	5	—	5
Redemptions of certain noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(133)	(133)
June 30, 2021	—	$—	—	$—	105,534,002	$1,055	$493,453	$(404,147)	$(231)	$90,130	$3,552	$93,682

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

									Accumulated
	Series E		Series F				Additional		other	Total	Non-
	Preferred stock		Preferred stock		Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	Shares *	Amount *	in capital *	deficit	loss	equity (deficit)	interests	equity (deficit)
December 31, 2019	977,865	$10	8,996	$—	5,157,390	$52	$302,118	$(308,136)	$(283)	$(6,239)	$3,703	$(2,536)
Issuances of Common Stock for payment of interest on B3D Note	—	—	—	—	236,077	2	418	—	—	420	—	420
Issuance of Series E Preferred Stock for payment of interest on Calm Note	10,123	—	—	—	—	—	63	—	—	63	—	63
Conversion of Series F Preferred Stock into Common Stock	—	—	(7,465)	—	930,326	9	(9)	—	—	0	—	0
Direct offerings of Common Stock and pre-funded warrants, net of costs	—	—	-	—	8,210,239	82	4,176	—	—	4,258	—	4,258
Exercise of May 2018 Class A Warrants into Common Stock	—	—	—	—	2,578,455	26	3,096	—	—	3,122	—	3,122
Conversion of B3D Note to Common Stock	—	—	—	—	1,430,647	14	1,321	—	—	1,335	—	1,335
Issuance of Common Stock for services	—	—	—	—	58,333	1	134	—	—	135	—	135
Stock-based compensation	—	—	—	—	—	—	72	—	—	72	—	72
Net loss for the period	—	—	—	—	—	—	—	(10,617)	—	(10,617)	(108)	(10,725)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	117	117
March 31, 2020	987,988	$10	1,531	$—	18,601,467	$186	$311,389	$(318,753)	$(283)	$(7,451)	$3,712	$(3,739)
Issuance of Common Stock for payment of interest on B3D Note	—	—	—	—	88,508	1	41	—	—	42	—	42
Conversion of Series E Preferred Stock into Common Stock	(987,988)	(10)	—	—	510,460	5	5	—	—	—	—	—
Conversion of Series F Preferred Stock into Common Stock	—	—	(1,531)	—	291,619	3	(3)	—	—	—	—	—
Exercise of May 2018 Class A Warrants into Common Stock	—	—	—	—	2,382,835	24	5,891	—	—	5,915	—	5,915
Exercise of Calm Warrants into Common Stock	—	—	—	—	1,622,149	16	4,092	—	—	4,108	—	4,108
Exercise of March 2020 pre-funded warrants into Common Stock	—	—	—	—	201,667	2	4	—	—	6	—	6
March Warrant Exchange for Common Stock - Class A Warrant	—	—	—	—	2,385,528	24	6,410	—	—	6,434	—	6,434
March Warrant Exchange for Common Stock - Class D Warrant	—	—	—	—	527,669	5	(5)	—	—	—	—	—
June Warrant Exchange for Common Stock - Calm Warrant	—	—	—	—	2,062,126	21	11,734	—	—	11,755	—	11,755
Conversion of B3D Note to Common Stock	-	-	-	—	10,789,591	108	14,197	—	—	14,305	—	14,305
Conversion of Calm Note to Common Stock	—	—	—	—	4,761,906	48	10,551	—	—	10,599	—	10,599
Direct offerings of Common Stock and pre-funded warrants, net of costs	—	—	—	—	12,235,911	122	38,275	—	—	38,397	—	38,397
Stock-based compensation	—	—	—	—	—	—	424	—	—	424	—	424
Issuance of restricted stock	—	—	—	—	12,500	—	—	—	—	—	—	—
Fractional shares retired in reverse stock split	—	—	—	—	(23)	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	15	15	—	15
Net loss for the period	—	—	—	—	—	—	—	(58,078)	—	(58,078)	(393)	(58,471)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(129)	(129)
June 30, 2020	—	$—	—	$—	56,473,913	$565	$403,005	$(376,831)	$(268)	$26,471	$3,190	$29,661

*    Adjusted to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(5,538)	$(69,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Items included in net loss not affecting operating cash flows:
Revaluation of warrants and conversion options	—	53,667
Depreciation and amortization	1,690	2,451
Impairment/disposal of assets	22	4,092
Accretion of debt discount on notes	—	1,008
Amortization of operating lease right of use asset	627	1,074
Issuance of shares of Common Stock for payment of interest	—	462
Issuance of shares of Series E Preferred Stock for payment of interest	—	63
Loss on the extinguishment of debt	—	181
Issuance of shares of Common Stock for services	320	135
Amortization of debt issuance costs	—	137
Stock-based compensation	1,333	496
Loss on equity investment	414	—
Changes in assets and liabilities:
(Increase) decrease in inventory	(674)	49
Increase in accounts receivable, net	(546)	—
Increase in deferred revenue	2,253	—
Other assets, current and non-current	(2,478)	272
Other liabilities, current and non-current	(1,518)	(3,162)
Changes to accounts payable	2,281	(3,449)
Net cash used in operating activities	(1,814)	(11,719)
Cash flows from investing activities
Acquisition of property and equipment	(2,131)	(1,345)
Acquisition of software	(523)	—
Net cash used in investing activities	(2,654)	(1,345)
Cash flows from financing activities
Proceeds from direct offerings of Common Stock and warrants exercises, net of costs	17,007	42,661
Proceeds from borrowings under Paycheck Protection Program	—	5,653
Proceeds from additional borrowing from B3D	—	500
Proceeds from funding advance	—	910
Repayment of funding advance	—	(819)
Redemption of non-controlling interests	(133)	—
Contributions from noncontrolling interests	333	117
Distributions to noncontrolling interests	—	(129)
Net cash provided by financing activities	17,207	48,893
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7	2
Increase in cash, cash equivalents and restricted cash	12,746	35,831
Cash, cash equivalents, and restricted cash at beginning of the period	90,502	2,635
Cash, cash equivalents, and restricted cash at end of the period	$103,248	$38,466
Cash paid during the period for
Interest	$—	$183
Income taxes	$—	$8
Non-cash investing and financing transactions
Conversions of B3D Note into Common Stock	$—	$15,640
Conversions of Calm Note into Common Stock	$—	$10,599
Conversion and exchange of Calm Warrant into Common Stock	$—	$15,863
Exercise and exchanges of May 2018 Class A Warrants	$—	$15,471
Conversion of Series E Preferred Stock into Common Stock	$—	$10
Conversion of Series F Preferred Stock into Common Stock	$—	$12

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for share and per share data)

Note 1. General

Overview

XpresSpa Group, Inc. (“XpresSpa Group or the “Company”) is a leading global travel health and wellness services holding company. XpresSpa Group currently has three reportable operating segments: XpresSpa™, XpresTest™, and Treat™ brand.

XpresSpa has been a global airport retailer of spa services through its XpresSpa™ spa locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products (“XpresSpa”).

Through XpresSpa Group’s subsidiary, XpresTest, Inc.(“XpresTest”), the Company launched XpresCheck™ Wellness Centers, also in airports. XpresCheck offers COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents. XpresTest has entered into managed services agreements (“the MSAs”) with professional medical services companies that provide health care services to patients. The medical services companies pay XpresTest a monthly fee to operate in the XpresCheck Wellness Centers. Under the terms of the MSAs, the Company provides office space, equipment, supplies, non-licensed staff, and management services in return for a management fee.

XpresSpa Group is developing Treat™, a travel health and wellness brand that is positioned for a post-pandemic world.  The Company anticipates delivering on-demand access to integrated healthcare through technology and personalized services, while leveraging XpresSpa’s historic travel wellness experience and XpresTest’s healthcare expertise under the XpresCheck brand.  The Company sees this concept evolution as an opportunity in a new niche industry where XpresSpa Group can leverage technology in addition to its existing real estate and airport experience, providing travelers with peace of mind and access to integrated care. Over the long-term, we envision that digital channels will provide growth opportunities beyond the Company’s airport locations, achieved through subscription-based services that provide care and tools supporting travel health and wellness. Furthermore, the Company anticipates offering upstream content that can be monetized through affiliate revenue as well as curated retail through ecommerce through the Company’s dedicated website, www.treatcare.com launched during the second quarter of 2021.

Basis of Presentation and Principles of Consolidation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited annual financial statements but does not include all information required by GAAP for annual financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three and six months periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

Recent Developments

Effect of Novel Coronavirus (COVID-19) on Business

In March 2020, the Company temporarily closed all global XpresSpa locations due to the categorization by local jurisdictions of the spa locations as “non-essential services.” Substantially all of the Company’s XpresSpa locations remain closed. The Company intends to reopen XpresSpa spa locations on a location-by-location basis and resume normal operations at such selected locations once restrictions are lifted and airport traffic returns to sufficient levels to support operations at a unit level.  Between June 28th, 2021 and July 1st, 2021, the Company re-opened its four top performing XpresSpa™ locations with modified hours and top selling services: Hartsfield-Jackson Atlanta International Airport (ATL) Concourse A, Dallas/Fort Worth International Airport (DFW) Concourse A, Charlotte Douglas International Airport (CLT) Concourse D, and Las Vegas McCarran International Airport (LAS) Concourse D.

Since the time of that temporary closure, the Company successfully launched its XpresCheck™ Wellness Centers, offering such testing services, as described above and below.  Also, the Company continues to evaluate alternative testing protocols and work in partnership with airlines for safe travels.

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

XpresCheck™ Wellness Centers

Through the Company’s XpresCheck™ Wellness Centers and under the terms of the MSAs with physicians’ practices, the Company offers testing services from the Company’s 13 XpresCheck™ Wellness Centers at 11 Airports in 10 states to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, as well as the traveling public. The Company has entered into MSAs with professional medical service entities that provide healthcare services to patients. Under the terms of the MSAs, XpresTest provides office space, equipment, supplies, non-licensed staff, and management services to be used for the purpose of COVID-19 and other medical diagnostic testing in return for a management fee. Since December 31, 2020, the Company announced the opening of the following XpresCheck™ Wellness Centers to provide diagnostic COVID-19 testing:

●	On January 12, 2021, the Company opened its second XpresCheck™ Wellness Center at Boston’s Logan International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On January 20, 2021, the Company announced the opening of an XpresCheck™ Wellness Center at Salt Lake City International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On February 16, 2021, the Company announced the opening of an XpresCheck™ Wellness Center of the Company’s second XpresCheck™ testing facility at Newark Liberty International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On March 8, 2021, the Company announced the opening of an XpresCheck™ Wellness Center at Houston George Bush Intercontinental Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On March 15, 2021, the Company announced the opening of XpresCheck™ Wellness Centers at Dulles International and Reagan National Airports in Virginia, containing nine and four separate testing rooms, respectively, to provide diagnostic COVID-19 testing.

●	On April 8, 2021, the Company announced the opening of an XpresCheck™ Wellness Center at Seattle-Tacoma International Airport. It contains eight separate testing rooms to provide diagnostic COVID-19 testing.

●	On April 21, 2021, the Company announced the opening of an XpresCheck™ Wellness Center at San Francisco International Airport. It contains nine separate testing rooms to provide diagnostic COVID-19 testing.

Airport Rent Concessions

The Company has received rent concessions from landlords on a majority of its leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. Currently, the periods of relief from these payments, which began in March 2020, range from three to 28 months.  The Company received minimum guaranteed payment concessions of approximately $511 and $693 in the three months ended June 30, 2021 and 2020, respectively, $983 and $768 in the six months ended June 30, 2021 and 2020, respectively, and $3,015 in the fifteen months ended June 30, 2021. The Company expects to realize additional rent concessions while a majority of its spas remains closed.

Liquidity and Financial Condition

As of June 30, 2021, the Company had cash and cash equivalents, excluding restricted cash, of $102,497, total current assets of $107,581, total current liabilities of $20,336 and positive working capital of $87,245, compared to a positive working capital of $78,302 as of December 31, 2020.

During the six months ended June 30, 2021, holders of the Company’s December 2020 Investor Warrants, December 2020 Placement Agent Warrants and December 2020 Placement Agent Tail Fee Warrants exercised a total of 11,223,529 warrants for common shares. The Company received gross proceeds of approximately $19,161. In accordance with the placement agent agreements with H.C. Wainwright & Co., LLC and Palladium, the Company paid cash fees of $2,154 and issued 842,588 warrants to H.C. Wainwright & Co., LLC at an exercise price of $2.125 per share and 325,500 warrants to Palladium at an exercise price of $1.70 per share.   See Note 10. Stockholders’ Equity for related discussion.

Note 2. Significant Accounting and Reporting Policies

(a) Revenue Recognition Policy

The Company recognizes revenue from the sale of XpresSpa products and services when the services are rendered at XpresSpa stores and from the sale of products at the time products are purchased at the Company’s stores or online usually by credit card, net of discounts and applicable sales taxes. Accordingly, the Company recognizes revenue for the Company’s single performance obligation related to both in-store and online sales at the point at which the service has been performed or the control of the merchandise has passed to the customer. Revenues from the XpresSpa retail and e-commerce businesses are recorded at the time goods are shipped.

Through its XpresCheck™ Wellness Centers and under the terms of the MSAs with a physician’s practice, the Company offers testing services to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, as well as the traveling public. The Company has entered into MSAs with professional medical service entities that provide healthcare services to patients. Under the terms of the MSAs, XpresTest provides office space, equipment, supplies, non-licensed staff, and management services to be used for the purpose of COVID-19 and other medical diagnostic testing in return for a management fee. However, as a result of uncertainties around the cash flows of the XpresCheck™ Wellness Centers, the Company concluded in 2020 that the collectability criteria to qualify as a contract under ASC 606 was not met, and therefore, revenue associated with the monthly management fee would not be recognized until a subsequent reassessment resulted in the MSAs meeting the collectability criteria.  XpresTest recognized revenue of $8,669 and $16,843 (including catch-up revenue of $3,186 for 2020) during the three and six months ended June 30, 2021, respectively, under the MSAs, pursuant to reassessments in 2021, of the MSAs  executed in 2020, and assessments of MSAs executed in 2021 resulting in management’s conclusion that they met the collectability criteria. Any revenue collected not meeting the collectability criteria is recorded as deferred revenue.

The Company has a franchise agreement with an unaffiliated franchisee to operate an XpresSpa location. Under the Company’s franchising model, all initial franchising fees relate to the franchise right, which is a single performance obligation that transfers over time. Upon receipt of the non-recurring, non-refundable initial franchise fee, management records a deferred revenue liability  and recognizes revenue on a straight-line basis over the life of the franchise agreement.

The Company has also entered into collaborative agreements with marketing partners whereby it sells certain of its partners’ products in the Company’s XpresSpa spas. The Company acts as an agent for revenue recognition purposes and therefore records revenue net of the revenue share payable to the partners. Upon receipt of the non-recurring, non-refundable initial collaboration fee, management records a deferred revenue liability and recognizes revenue on a straight-line basis over the life of the collaboration agreement.

The Company excludes all sales taxes assessed to the Company’s customers from revenue. Sales taxes assessed on revenues are included in Accounts payable, accrued expenses and other on the Company’s condensed consolidated balance sheets until remitted to state agencies.

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

ASU 2021-04: Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options

In May 2021, the FASB issued ASU 2021-04, "Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options'" ("ASU 2021-04"), which introduces a new way for companies to account for warrants either as stock compensation or derivatives. Under the new guidance, if the modification does not change the instrument's classification as equity, the company accounts for the modification as an exchange of the original instrument for a new instrument. In general, if the fair value of the "new" instrument is greater than the fair value of the "original" instrument, the excess is recognized based on the substance of the transaction, as if the issuer has paid cash. The effective date of the standard is for interim and annual reporting periods beginning after December 15, 2021 for all entities, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance and does not expect the adoption of this guidance will have a material impact on its condensed consolidated financial statements and disclosures.

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

(d) Presentation

Certain balances in the 2020 consolidated financial statements have been reclassified to conform to the presentation in the 2021 condensed consolidated financial statements, primarily the classification and presentation of deferred revenue on the condensed consolidated balance sheet.

Note 3. Potentially Dilutive Securities

The table below presents the computation of basic and diluted net loss per share of Common Stock:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Basic and diluted numerator:
Net loss attributable to XpresSpa Group, Inc.	$(4,467)	$(58,078)	$(5,523)	$(68,694)
Less: deemed dividend on warrants and preferred stock	—	(637)	—	(945)
Net loss attributable to common shareholders	$(4,467)	$(58,715)	$(5,523)	$(69,639)
Basic and diluted denominator:
Basic and diluted weighted average shares outstanding	105,398,359	38,873,131	103,240,406	22,569,032
Basic and diluted net loss per share	$(0.04)	$(1.51)	$(0.05)	$(3.09)

Net loss per share data presented above excludes from the calculation of diluted net loss the following potentially dilutive securities, as they had an anti-dilutive impact:
Both vested and unvested options to purchase an equal number of shares of Common Stock	2,838,955	669,801	2,838,955	669,801
Unvested RSUs to issue an equal number of shares of Common Stock	70,082	20,000	70,082	20,000
Warrants to purchase an equal number of shares of Common Stock	37,988,662	8,482,380	37,988,662	8,482,380
Preferred stock on an as converted basis	—	—	—	—
Convertible notes on an as converted basis	—	1,714,286	—	1,714,286
Total number of potentially dilutive securities excluded from the calculation of loss per share attributable to common shareholders	40,897,699	10,886,467	40,897,699	10,886,467

Note 4. Cash, Cash Equivalents, and Restricted Cash

A reconciliation of the Company’s cash and cash equivalents in the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows as of June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021	December 31, 2020
Cash denominated in United States dollars	$101,220	$88,636
Cash denominated in currency other than United States dollars	1,265	1,158
Restricted cash	751	701
Other	12	7
Total cash, cash equivalents and restricted cash	$103,248	$90,502

The Company places its cash and temporary cash investments with credit quality institutions. At times, such cash denominated in United States dollars may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of June 30, 2021 and December 31, 2020, deposits in excess of FDIC limits were $100,689 and $88,556, respectively. As of June 30, 2021 and December 31, 2020, the Company held cash balances in overseas accounts, totaling

$1,265 and $1,158 respectively, which are not insured by the FDIC. If the Company were to distribute the amounts held overseas, the Company would need to follow an approval and distribution process as defined in its operating and partnership agreements, which may delay and/or reduce the availability of that cash to the Company.

Note 5. Other current assets

	June 30, 2021	December 31, 2020
Prepaid expenses	$1,432	$1,135
Surety bond	1,053	—
Other receivables	676	—
Other	48	186
Total other current assets	$3,209	$1,321

Note 6. Accounts payable, accrued expenses and other

	June 30, 2021	December 31, 2020
Accounts payable	$4,721	$2,440
Litigation accrual	2,053	2,221
Accrued compensation	526	287
Tax-related liabilities	538	551
Gift certificates and loyalty reward program liabilities	495	495
Other	574	474
Total accounts payable, accrued expenses and other current liabilities	$8,907	$6,468

Note 7. Intangible Assets

The following table provides information regarding the Company’s intangible assets subject to amortization, which consist of the following:

	June 30, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$1,339	$(1,007)	$332	$1,339	$(899)	$440
Software	1,216	(360)	856	694	(264)	430
Total intangible assets	$2,555	$(1,367)	$1,188	$2,033	$(1,163)	$870

The Company’s trade name relates to the value of the XpresSpa™ and trade names, and software relates to certain capitalized third-party costs related to a new point-of-sale system and website.

The Company’s intangible assets are amortized over their expected useful lives. The Company recorded amortization expense of $106 and $569 during the three months ended June 30, 2021 and 2020, respectively, and $205 and $1,139 during the six months ended June 30, 2021 and 2020, respectively.

Based on the intangible assets balance as of June 30, 2021, the estimated amortization expense for the remainder of the calendar year and each of the succeeding calendar years is as follows:

Calendar Years ending December 31,	Amount
Remaining 2021	273
2022	574
2023	242
2024	99
Total	$1,188

Note 8. Leases

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

The Company has received rent concessions from landlords on a majority of its leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. Currently, the periods of relief from these payments, which began in March 2020, range from three to 28 months.  The Company received minimum guaranteed payment concession of approximately $511 and $693 in the three months ended June 30, 2021 and 2020, respectively, $983 and $768 in the six months ended June 30, 2021 and 2020, respectively, and $3,015 in the fifteen months ended June 30, 2021. The Company expects to realize additional rent concessions while a majority of its spas remain closed.

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

Supplemental cash flow information related to leases for the six months ended June 30, 2021 and 2020 were as follows:

	Six months ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,149)	$(993)
Leased assets obtained in exchange for new and modified operating lease liabilities	$(656)	$422
Leased assets surrendered in exchange for termination of operating lease liabilities	$9	$—

As of June 30, 2021, operating leases contain the following future minimum commitments:

Calendar Years ending December 31,	Amount
Remaining 2021	$1,773
2022	3,027
2023	2,149
2024	1,507
2025	849
Thereafter	1,443
Total future lease payments	10,748
Less: interest expense at incremental borrowing rate	(2,039)
Net present value of lease liabilities	$8,709

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	4.2	years
Weighted average discount rate used to determine present value of operating lease liability:	10.26%

Cash paid for minimum annual rental obligations during the three and six months ended June 30, 2021 was $64 and $214, respectively. Cash paid for minimum annual rental obligations during the three and six months ended June 30, 2020 was $196 and $796, respectively.

Variable lease payments that are calculated monthly as a percentage of product and services revenue, were $114 and $8 for the three months ended June 30, 2021 and 2020, respectively, and $211 and $423 for the six months ended June 30, 2021 and 2020, respectively.

Note 9. Debt

Total Debt as of June 30, 2021 and December 31, 2020 is comprised of the following:

	June 30, 2021	December 31, 2020
Promissory note, unsecured	$5,653	$5,653
Total debt	$5,653	$5,653

Paycheck Protection Program

On May 1, 2020, the Company entered into a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“the PPP”) promissory note in the principal amount of $5,653 payable to Bank of America, NA (“Bank of

America”) evidencing a PPP loan (the “PPP Loan”). The PPP Loan bears interest at a rate of 1% per annum. No payments will be due on the PPP Loan during a six-month deferral period commencing on May 2, 2020. Commencing one month after the expiration of the deferral period and continuing on the same day of each month thereafter until the maturity date of the PPP Loan, the Company will be obligated to make monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the PPP Loan by the maturity date. The maturity date is May 2, 2022. The principal amount of the PPP Loan is subject to forgiveness under the PPP upon the Company’s request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the PPP. Bank of America may forgive interest accrued on any principal forgiven if the SBA pays the interest. At this time, there can be no assurance that any part of the PPP Loan will be forgiven. Currently, the Company is finalizing tthe application for forgiveness, which is due at the end of August 2021. The PPP Loan contains customary borrower default provisions and lender remedies, including the right of Bank of America to require immediate repayment in full the outstanding principal balance of the PPP Loan with accrued interest. As of June 30, 2021, $66 of interest has been accrued and is included in Accounts payable, accrued expenses and other in the condensed consolidated balance sheet.

Note 10. Stockholders’ Equity

Warrants

The following table represents the activity related to the Company’s warrants during the six months ended June 30, 2021.

		Exercise
	No. of Warrants	price range
December 31, 2020	48,044,381	$0.525 – 300.00
Granted	1,168,088	$1.70 - 2.125
Exercised	(11,223,529)	$1.70 - 2.125
Expired	(278)	$300.00
June 30, 2021	37,988,662	$0.525 - 6.566

During the six months ended June 30 2021, holders of the Company’s December 2020 Investor Warrants, December 2020 Placement Agent Warrants and December 2020 Placement Agent Tail Fee Warrants exercised warrants for a total of 11,223,529 common shares. The Company received gross proceeds of approximately $19,161. In accordance with the placement agent agreements with H.C. Wainwright & Co., LLC and Palladium, the Company paid cash fees of $2,154 and issued 842,588 warrants to H.C. Wainwright & Co., LLC at an exercise price of $2.125 per share and 325,500 warrants to Palladium at an exercise price of $1.70 per share.

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

In September 2020, XpresTest created a stock-based compensation plan available to grant stock options, restricted stock and RSU’s to the XpresTest’s directors, employees and consultants. Under the XpresTest 2020 Equity Incentive Plan (the “XpresTest Plan”), a maximum of 200 shares of XpresTest common stock may be awarded, which would represent 20%

of the total number of shares of common stock of XpresTest as of June 30, 2021. Certain named executive officers, consultants, and directors of the Company are eligible to participate in the XpresTest Plan. The XpresTest Plan RSAs vest upon satisfaction of certain service and performance-based conditions. The fair value of the XpresTest Plan RSAs is determined based on the weighted average of (i) Fair Value of XpresTest under the Indirect Valuation Method developing assumptions for XpresSpa Net Market Cap and XpresSpa standalone Fair Value, and (ii) Direct Valuation Method developing assumptions for XpresTest Representative Forecasted Revenue for 2021 and Peer companies Revenue’s Multiples. As of June 30, 2021, there is $37 of unrecognized stock-based compensation related to the XpresTest Plan. During May 2021, the company repurchased seven common shares, exercised pursuant to the XpresTest Plan, for the grantees to defray their tax liabilities related to the XpresTest Plan RSAs award.

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

Total stock-based compensation for the three months ended June 30, 2021 and 2020 is $328 and $424, respectively, and for the six months ended June 30, 2021 and 2020 is $1,333 and $496, respectively.  The total fair value of RSUs and XpresTest Plan RSAs vested during the six months ended June 30, 2021 and 2020 were $852 and $496, respectively.

Total following table sets forth the Company’s Equity Incentive activities for the six months ended June 30, 2021:

	RSUs		XpresTest RSAs		Stock options
		Weighted		Weighted		Weighted
		average		average		average	Exercise
	No. of	grant date	No. of	grant date	No. of	exercise	price
	RSUs	fair value	RSAs	fair value	options	price	range
Outstanding as of December 31, 2020	—	$—	28.75	$11,390.35	1,353,888	$3.82	$1.53 - 2,460.00
Granted	140,167	1.19	120.00	5,227.20	1,668,297	1.56	1.19 - 1.61
Exercised/Vested	(70,085)	1.19	(133.75)	6,019.10	—	—
Forfeited	—	—	—	—	(183,230)	1.61
Outstanding as of June 30, 2021	70,082	$1.19	15.00	$9,978.78	2,838,955	$2.63	$1.19 - 2,460.00
Exercisable as of June 30, 2021					785,577	$4.78	$1.19 - 2,460.00

Note 11. Fair Value Measurements

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

The following table presents the placement in the fair value hierarchy measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of June 30, 2021:
Recurring fair value measurements
Equity securities:
Route1, Inc.	$1,354	$—	$1,354	$—
Total equity securities	1,354	—	1,354	—
Total recurring fair value measurements	$1,354	$—	$1,354	$—

As of December 31, 2020
Recurring fair value measurements
Equity securities:
Route1	$1,768	$—	$1,768	$—
Total equity securities	1,768	—	1,768	—
Total recurring fair value measurements	$1,768	$—	$1,768	$—

Equity securities pertain to common shares in Route1, Inc. obtained in the 2018 sale of Group Mobile to Route 1, Inc. On March 22, 2021, the Company executed a cashless exercise of warrants to purchase 3,000,000 common shares of Route 1, Inc. In exchange, the Company received 1,355,443 common shares of Route 1, Inc., bringing the total number of shares owned to 3,855,443. For the three and six months ended June 30, 2021, the Company recorded an unrealized loss of $513 and $414, respectively, in connection with the remeasurement of the common shares of Route 1, Inc.

In addition to the above, the Company’s financial instruments as of June 30, 2021 and December 31, 2020 consisted of cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

Note 12. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provision for the six months ended June 30, 2021 reflect an estimated global annual effective tax rate of approximately (0.14)% from continuing operations. Discontinued operations for the six months ended June 30, 2021 reflected an annual effective tax rate of 0%.

As of June 30, 2021, deferred tax assets generated from the Company’s U.S. activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. Net operating loss carryforwards generated after December 31, 2017 do not expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit.

Income tax expense for the six months ended June 30, 2021 was $8 which was attributed to state taxing jurisdictions in which a measure of income is utilized to determine a tax liability. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates. Although the Company has an immaterial amount of uncertain tax positions, the Company does not expect to record any additional material provisions for unrecognized tax benefits within the next year.

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has recorded accruals of $2,053 and $2,221 as of June 30, 2021 and December 31, 2020, respectively, which is included in Accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheets.

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

In re Chen et al.

In March 2015, four former XpresSpa employees who worked at XpresSpa locations in John F. Kennedy International Airport and LaGuardia Airport filed a putative class and collective action wage-hour litigation in the United States District Court, Eastern District of New York. In re Chen et al., CV 15-1347 (E.D.N.Y.). Plaintiffs claim that they and other spa technicians around the country were misclassified as exempt commissioned salespersons under Section 7(i) of the federal Fair Labor Standards Act (“FLSA”). Plaintiffs also assert class claims for unpaid overtime on behalf of New York spa technicians under the New York Labor Law, and discriminatory employment practices under New York State and City laws. On July 1, 2015, the plaintiffs moved to have the court authorize notice of the FLSA misclassification claim sent to all employees in the spa technician job classification at XpresSpa locations around the country in the last three years. Defendants opposed the motion. On February 16, 2016, the Magistrate Judge assigned to the case issued a Report & Recommendation, recommending that the District Court Judge grant the plaintiffs’ motion. On March 1, 2016, the defendants filed Opposition to the Magistrate Judge’s Report & Recommendation, arguing that the District Court Judge should reject the Magistrate Judge’s findings. On September 23, 2016, the court ruled in favor of the plaintiffs and conditionally certified the class. The parties held a mediation on February 28, 2017, and reached an agreement on a settlement in principle. On September 6, 2017, the parties entered into a settlement agreement. On September 15, 2017, the parties filed a motion for settlement approval with the Court. XpresSpa subsequently paid the agreed-upon settlement amount to the settlement claims administrator to be held in escrow pending a fairness hearing and final approval by the Court. On March 30, 2018, the Court entered a Memorandum and Order denying the motion without prejudice to renewal due to questions and concerns the Court had about certain settlement terms. On April 24, 2018, the parties jointly submitted a supplemental letter to the Court advocating for the fairness and adequacy of the settlement and appeared in Court on April 25, 2018 for a hearing to discuss the settlement terms in greater detail with the assigned Magistrate Judge. At the conclusion of the hearing, the Court still had questions about the adequacy and fairness of the settlement terms, and the Judge asked that the parties jointly submit additional information to the Court addressing the open issues. The parties submitted such information to the Court on May 18, 2018.

On August 21, 2019, the Court issued an Order denying the parties’ motion for preliminary approval of the revised settlement, as the Court still had concerns about several of the settlement terms. At the December 6, 2019 status conference with the Court, the Court reiterated its denial of preliminary approval of the proposed settlement agreement. The Court instructed a notice of pendency to be disseminated to putative collective members. Notice was sent out in early February 2020 and approximately 415 individuals have joined the case. On June 6, 2020, the Company participated in a status conference with the Court, and the parties discussed the possibility of entering into a new settlement agreement that addresses the Court’s concerns. On or about August 5, 2020, the parties entered into settlement agreements and sought a preliminary approval order from the Court. On March 30, 2021, the Court issued an Order conditionally granting the motion for preliminary approval subject to resolution of certain issues pertaining to administration of the settlement. On April 6, 2021, Plaintiffs’ counsel wrote to the Court regarding their proposed resolution on such issues and the Court ultimately granted preliminary approval on May 25, 2021. Notice of the settlement was sent out to the class members on June 22, 2021 and a fairness hearing with the Court is scheduled for September 23, 2021.

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

On December 11, 2020, the court issued its decision and order on the parties’ respective motions for summary judgment in which the court: (a) awarded plaintiffs damages in the sum of $750, plus prejudgment interest; (b) granted that portion of the Company’s motion dismissing Jenkins’s claim for $600 based on his having executed a written waiver of his right to receive that sum; and (c) denied both sides’ motions with respect to Jones’s claim to recover $150 and directed Jones’s claim to be tried. The court had stated that the trial on the remaining portion of Jones’s claim will occur in May 2021.

The court held a trial on the remaining portion of Jones’s claim for the “second $750” on May 17-18, 2021.  Following the trial, the court dismissed that portion of Jones’s claim.

On May 28, 2021, the court entered judgment against the Company based on its ruling in plaintiffs’ favor as to the “first $750.”  The total amount of the judgment, with prejudgment interest, is $948. The rate of post-judgment interest is 0.04% (i.e. 4/10 of 1%).

On June 24, 2021, the Company filed a notice of appeal of the judgment and posted the necessary bond.

The Company remains confident in the Company’s defenses to the remaining portion of Jones’s claim. The Company further believes that the Company has meritorious arguments with respect to the claims already decided against the Company, and, accordingly, the Company plans to appeal all unfavorable rulings following the trial of Jones’s remaining claim.

Kyle Collins v. Spa Products Import & Distribution Co., LLC et al

This is a combined class action and California Private Attorney’s General Act (“PAGA”) action.  Plaintiff seeks to recover wages, penalties and PAGA penalties for claims for (1) failure to provide meal periods, (2) failure to provide rest breaks, (3) failure to pay overtime, (4) inaccurate wage statements, (5) waiting time penalties, and (6) PAGA penalties of $0.1 per employee per pay period per violation. There are approximately 240 current and former employees in the litigation class.  The parties agreed to mediation on May 26, 2020, however, due to COVID-19 the parties subsequently stayed all proceedings. The mediation session occurred on March 18, 2021, and the parties reached a settlement in principle. The parties are currently in the process of preparing/finalizing settlement papers for filing with the court.

Mary Anne Bowen v. XpresSpa Miami Airport, LLC

On September 7, 2018, Plaintiff Mary Anne Bowen (“Plaintiff”) filed a Complaint in the Eleventh Judicial Circuit Court in and for Miami-Dade County, Florida, asserting two causes of action: (I) Respondent Superior to hold XpresSpa accountable for the actions of its employee; and (II) Negligent Hiring, Retention, and Supervision of an employee. On December 21, 2018, the Company filed a Motion to Dismiss Plaintiff’s Complaint in its entirety, arguing that XpresSpa cannot be held liable for the acts of an employee who was acting outside the scope of his employment (Count I) and that Plaintiff did not sufficiently plead XpresSpa had notice of the employee’s unfitness (Count II). The Motion to Dismiss was granted. However, Plaintiff filed an Amended Complaint which the Company answered. On June 30, 2021 the parties participated in a mediation session and an agreement was reached on the terms of a settlement. Settlement papers were signed on July 1, 2021 and a stipulation of dismissal was filed with the Court on July 26, 2021. Accordingly, this case is now closed.

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

Note 14. Segment Information

The Company analyzes the results of the Company’s business through the Company’s three reportable segments: XpresSpa™, XpresTest™, and Treat™. The XpresSpa segment provides travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. The XpresTest segment provides diagnostic COVID-19 tests at XpresCheck™ Wellness Centers in airports, to airport employees and to the traveling public. The Treat™ segment provides access to integrated care which can seamlessly fit into a post-pandemic world and designed to deliver on-demand access to integrated healthcare through technology and personalized services, positioned for a traveler to access health care, records and real-time information all in one place, as well as book appointments in the Company’s on-site wellness centers as they open. The chief operating decision maker evaluates the operating results and performance of the Company’s segments through operating income. Expenses that can be specifically identified with a segment have been included as deductions in determining operating income. Any remaining expenses and other charges are included in Corporate and Other.

	For the three months ended
	June 30,
	2021	2020
Revenue
XpresSpaTM	$423	$1
XpresTestTM	8,669	—
TreatTM	—	—
Corporate and other	—	142
Total revenue	$9,092	$143

Operating loss
XpresSpaTM	$(1,666)	$(7,688)
XpresTestTM	121	—
TreatTM	(1,526)	—
Corporate and other	(1,130)	(1,796)
Total operating loss	$(4,201)	$(9,484)

	For the six months ended
	June 30,
	2021	2020
Revenue
XpresSpaTM	$757	$7,589
XpresTestTM	16,847	—
TreatTM	—	—
Corporate and other	—	272
Total revenue	$17,604	$7,861

Operating (loss) income
XpresSpaTM	$(3,233)	$(10,404)
XpresTestTM	2,582	—
TreatTM	(1,810)	—
Corporate and other	(2,661)	(3,028)
Total operating loss	$(5,122)	$(13,432)

	June 30,	June 30,
	2021	2020
Assets
XpresSpaTM	$9,435	$14,235
XpresTestTM	11,866	—
TreatTM	1,611	—
Corporate and other	97,205	43,927
Total assets	$120,117	$58,162

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will be,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 31, 2021, as subsequently amended on April 30, 2021 (the “2020 Annual Report”), our Quarterly Report on Form 10-Q for the three months ended March 31, 2021,  and this Quarterly Report on Form 10-Q and any future reports we file with the Securities and Exchange Commission (“SEC”). The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to XpresSpa Group, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

XpresSpa Group, Inc. (“XpresSpa Group”) is a leading global travel health and wellness services holding company. XpresSpa Group currently has three reportable operating segments: XpresSpa™, XpresTest™, and Treat™.

XpresSpa has been a global airport retailer of spa services through its XpresSpa™ spa locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products (“XpresSpa”).

Through XpresSpa Group’s subsidiary XpresTest, Inc. (“XpresTest”), we launched XpresCheck™ Wellness Centers, also in airports. XpresCheck offers COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents. XpresTest has entered into managed services agreements (“MSAs”) with professional medical services companies that provide health care services to patients. The medical services companies pay XpresTest a monthly fee to operate in the XpresCheck Wellness Centers. Under the terms of MSAs, we provide office space, equipment, supplies, non-licensed staff, and management services in return for a management fee.

Furthermore, XpresSpa Group is developing Treat™, a travel health and wellness brand that is positioned for a post-pandemic world.  We anticipate delivering on-demand access to integrated healthcare through technology and personalized services, while leveraging XpresSpa’s historic travel wellness experience and XpresTest’s healthcare expertise under the XpresCheck™ brand.  We see this concept evolution as an opportunity in a new niche industry where XpresSpa Group can leverage technology in addition to its existing real estate and airport experience, providing travelers with peace of mind and access to integrated care. Over the long-term, we envision that digital channels will provide growth opportunities beyond our airport locations, achieved through subscription-based services that provide care and tools supporting travel health and wellness. Furthermore, we anticipate offering upstream content that can be monetized through affiliate revenue as well as curated retail through ecommerce through our dedicated website, www.treatcare.com launched during the second quarter of 2021.

COVID-19 Update

In March 2020, we temporarily closed all global XpresSpa locations due to the categorization by local jurisdictions of the spa locations as “non-essential services.” Substantially all of our XpresSpa locations remain closed.  We intend to reopen remaining XpresSpa™ spa locations on a location-by-location basis and resume normal operations at such selected locations once restrictions are lifted and airport traffic returns to sufficient levels to support operations at a unit level.

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

Recent Developments

XpresCheck™ Wellness Centers

Through our XpresCheck™ Wellness Centers and under the terms of MSAs with physicians’ practices, we offer diagnostic testing services.  We currently have 13 such clinics in 11 airports across 10 states.  Since December 31, 2020, we announced the opening of the following XpresCheck™ Wellness Centers to provide diagnostic COVID-19 testing:

●	On January 12, 2021, we opened our second XpresCheck™ Wellness Center at Boston’s Logan International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On January 20, 2021, we announced the opening of an XpresCheck™ Wellness Center at Salt Lake City International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On February 16, 2021, we announced the opening of our second XpresCheck™ testing facility at Newark Liberty International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On March 8, 2021, we announced the opening of an XpresCheck™ Wellness Center at Houston George Bush Intercontinental Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On March 15, 2021, we announced the opening of XpresCheck™ Wellness Centers at Dulles International and Reagan National Airports in Virginia, containing nine and four separate testing rooms, respectively, to provide diagnostic COVID-19 testing.

●	On April 8, 2021, we announced the opening of an XpresCheck™ Wellness Center at Seattle-Tacoma International Airport. It contains eight separate testing rooms to provide diagnostic COVID-19 testing.

●	On April 21, 2021, we announced the opening of an XpresCheck™ Wellness Center at San Francisco International Airport. It contains nine separate testing rooms to provide diagnostic COVID-19 testing.

XpresSpa Premium Spa Services

Between June 28th, 2021 and July 1st, 2021, we re-opened our four top performing XpresSpa™ locations with modified hours and top selling services: Hartsfield-Jackson Atlanta International Airport (ATL) Concourse A, Dallas/Fort Worth International Airport (DFW) Concourse A, Charlotte Douglas International Airport (CLT) Concourse D, and Las Vegas McCarran International Airport (LAS) Concourse D.

TreatTM

During second quarter of 2021, we launched our dedicated website, www.treatcare.com to provide growth opportunities beyond our airport locations through digital channels, achieved through subscription-based services that provide care and tools supporting travel health and wellness as well as offering upstream content that can be monetized through affiliate revenue.

Airport Rent Concessions

We have received rent concessions from landlords on a majority of its leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. Currently, the period of relief from these payments which began in March 2020 range from three to 28 months. We  received minimum guaranteed payment concession of approximately $511 and $693 in the three months ended June 30, 2021 and 2020, respectively, $983 and $768 in the six months ended June 30, 2021 and 2020, respectively,  and $3,015 in the fifteen months ended June 30, 2021. We expect to realize additional rent concessions while a majority of our spas remain closed.

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

In particular, we believe that it is useful for analysts and investors to understand that Adjusted EBITDA excludes certain transactions not related to our core cash operating activities, which are primarily related to our XpresCheck™ Wellness Centers. We believe that excluding these transactions allows investors to meaningfully analyze the performance of our core cash operations.

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

A reconciliation of operating loss presented in accordance with GAAP for the three and six month periods ended June 30, 2021 and 2020 to Adjusted EBITDA (loss) is presented in the table below.

Q2 2021 Results of Operations and Adjusted EBITDA

(Amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
Revenue:	2021	2020	2021	2020
Managed services fees	$8,669	$—	$16,843	$—
Services	338	—	603	6,686
Products	79	—	144	891
Other	6	143	14	284
Total revenue	9,092	143	17,604	7,861

Cost of sales
Labor	1,927	490	3,142	4,966
Occupancy	443	456	924	1,866
Product and other operating costs	5,331	32	7,794	1,314
Total cost of sales	7,701	978	11,860	8,146
Depreciation and amortization	946	1,186	1,690	2,451
Impairment/disposal of assets	—	4,092	22	4,092
General and administrative	4,646	3,371	9,154	6,604
Total operating expense	13,293	9,627	22,726	21,293
Loss from operations	(4,201)	(9,484)	(5,122)	(13,432)
Interest income (expense)	13	(675)	25	(1,736)
Loss on revaluation of warrants and conversion options	—	(48,298)	—	(53,667)
Other non-operating (expense) income, net	(551)	5	(449)	(341)
Loss from operations before income taxes	(4,739)	(58,452)	(5,546)	(69,176)
Income tax benefit (expense)	9	(19)	8	(19)
Net loss	(4,730)	(58,471)	(5,538)	(69,195)
Net (income) loss attributable to noncontrolling interests	263	393	15	501
Net loss attributable to common shareholders	$(4,467)	$(58,078)	$(5,523)	$(68,694)

Loss from operations	$(4,201)	$(9,484)	$(5,122)	$(13,432)
Add back:
Depreciation and amortization	946	1,186	1,690	2,451
Impairment/disposal of assets	—	4,092	22	4,092
Stock-based compensation expense	328	424	1,333	496
Adjusted EBITDA	$(2,927)	$(3,782)	$(2,077)	$(6,393)

Results of Operations

Revenue

We recognize revenue from the sale of XpresSpa services when they are rendered at our stores and from the sale of products at the time goods are purchased at our stores or online (usually by credit card), net of discounts and applicable sales taxes. Substantially all of our spa locations remain closed and therefore generate little revenue.

We have entered into MSAs with professional medical services companies that provide healthcare services to patients in our XpresCheck™ Wellness Centers. The medical services companies will pay XpresTest, a monthly management fee to operate in the XpresCheck™ Wellness Centers. As a result of uncertainties around the cash flows of the XpresCheck™ Wellness Centers during 2020, we concluded that the collectability criteria to qualify as a contract under ASC 606 was not met, and no revenue associated with the monthly management fee was recognized for the year ending December 31, 2020 from the managed services agreements. Based on the reassessment performed for the three and six months ending June 30, 2021, we recognized revenue of  $8,669 and $16,843 (including revenue of $3,186 related to 2020), respectively,  for new and existing managed services agreements which meet the collectability criteria.

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

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Revenue

	Three months ended June 30,
	2021	2020	Inc/(Dec)
Total revenue	$9,092	$143	$8,949

The increase in revenue was primarily due to revenue generated through managed services agreements with professional medical services companies that provide healthcare services to patients in our XpresCheck™ Wellness Centers (while the majority of XpresSpa locations remain closed), amounting to $8,669 of the total revenue.

Cost of sales

	Three months ended June 30,
	2021	2020	Inc/(Dec)
Cost of sales	$7,701	$978	$6,723

The increase in cost of sales was primarily due to the cost of sales of $7,363 incurred in the XpresCheck™ Wellness Centers pursuant to the XpresTest management services agreement offset by the decrease in variable costs associated with the decline in XpresSpa revenues and decreases in occupancy costs as a result of rent concessions received from airports.

Depreciation and amortization

	Three months ended June 30,
	2021	2020	Inc/(Dec)
Depreciation and amortization	$946	$1,186	$(240)

The decrease in depreciation and amortization of approximately 20.2% was primarily due to lower amortization of leasehold improvements in the current period triggered by impairments and disposals of assets recorded in 2020 and 2019. This decrease was partially offset by depreciation and amortization related to the recently opened XpresCheck™ Wellness Centers of $625.

General and administrative

	Three months ended June 30,
	2021	2020	Inc/(Dec)
General and administrative	$4,646	$3,371	$1,275

The increase of approximately 37.8% was primarily due to start-up costs associated with XpresTest and the XpresCheckTM Wellness Centers, development of the Treat™ brand, and additional legal fees related to the resolution of certain XpresSpa litigation matters, offset by reduced variable costs related to the closed XpresSpa locations, and the realized benefits of cost cutting and control initiatives instituted throughout 2019, primarily in salaries, occupancy and professional fees.

Loss on revaluation of warrants and conversion options:

	Three months ended June 30,
	2021	2020	Inc/(Dec)
Loss on revaluation of warrants and conversion options	$—	$(48,298)	$48,298

Loss on revaluation of warrants and conversion options represents the loss resulting from the mark to market adjustments of our derivative liabilities as of the end of the reporting period and upon conversion of warrants and convertible debt. The decrease in the loss on revaluation of warrants and conversion options was due mainly to the impact of the significant increase in our stock price during 2020 and the conversion to equity of the majority of the outstanding warrants and convertible debt during the conversion period.

Other non-operating expense, net

	Three months ended June 30,
	2021	2020	Inc/(Dec)
Other non-operating expense (income), net	$551	$(5)	$556

The following is a summary of the transactions included in other non-operating expense (income), net for the three months ended June 30, 2020 and 2021:

	Three months ended June 30,
	2021	2020
Gain on extinguishment of debt	$—	$(91)
Loss on equity investment	513	—
Bank fees and financing charges	38	86
Total	$551	$(5)

Interest expense

	Three months ended June 30,
	2021	2020	Inc/(Dec)
Interest (income) expense	$(13)	$675	$(688)

Interest expense decreased due to significantly lower outstanding debt as a result of conversions of the B3D Note to Common Stock. See Note 9. Debt to the condensed consolidated financial statements for additional information.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Revenue

	Six months ended June 30,
	2021	2020	Inc/(Dec)
Total revenue	$17,604	$7,861	$9,743

The increase in revenue was primarily due to revenue generated through managed services agreements with professional medical services companies that provide healthcare services to patients in our XpresCheck™ Wellness Centers (while the majority of XpresSpa locations remain closed), amounting to $16,843 of the total revenue.

Cost of sales

	Six months ended June 30,
	2021	2020	Inc/(Dec)
Cost of sales	$11,860	$8,146	$3,714

The increase in cost of sales was primarily due to the cost of sales of $11,099 incurred in the XpresCheck™ Wellness Centers pursuant to the XpresTest management services agreement offset by the decrease in variable costs associated with the decline in XpresSpa revenues and decreases in occupancy costs as a result of rent concessions received from airports.

Depreciation and amortization

	Six months ended June 30,
	2021	2020	Inc/(Dec)
Depreciation and amortization	$1,690	$2,451	$(761)

The decrease in depreciation and amortization of approximately 31.0% was primarily due to lower amortization of leasehold improvements in the current period triggered by impairments and disposals of assets recorded in 2020 and 2019. This decrease was partially offset by depreciation and amortization related to the recently opened XpresCheck™ Wellness Centers of $1,095.

General and administrative

	Six months ended June 30,
	2021	2020	Inc/(Dec)
General and administrative	$9,154	$6,604	$2,550

The increase of approximately 38.6% was primarily due to start-up costs associated with the XpresCheckTM brand, development of the Treat™ brand and additional legal fees related to the resolution of certain legal matters, offset by the realized benefits of cost cutting and control initiatives instituted throughout 2019, primarily in salaries, occupancy and professional fees, and by reduced variable costs related to the closed XpresSpa locations.

Loss on revaluation of warrants and conversion options:

	Six months ended June 30,
	2021	2020	Inc/(Dec)
Loss on revaluation of warrants and conversion options	$—	$(53,667)	$53,667

Loss on revaluation of warrants and conversion options represents the loss resulting from the mark to market adjustments of our derivative liabilities as of the end of the reporting period and upon conversion of warrants and convertible debt. The decrease in the loss on revaluation of warrants and conversion options was due mainly to the impact of the significant increase in our stock price during 2020 and the conversion to equity of the majority of the outstanding warrants and convertible debt during the conversion period.

Other non-operating expense, net

	Six months ended June 30,
	2021	2020	Inc/(Dec)
Other non-operating expense (income), net	$449	$341	$108

The following is a summary of the transactions included in other non-operating expense (income), net for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
	2021	2020
Loss on equity investments	414	—
Loss on extinguishment of debt	—	181
Bank fees and financing charges	35	160
Total	$449	$341

See Note 9. Debt to the condensed consolidated financial statements for additional information regarding the debt conversion expense.

Interest expense

	Six months ended June 30,
	2021	2020	Inc/(Dec)
Interest (income) expense	$(25)	$1,736	$(1,761)

Interest expense represents interest and accretion expenses on our convertible debt instruments. Interest expense decreased somewhat due to conversions to Common Stock of the Calm Note and B3D Note during the period. See Note 9. Debt to the condensed consolidated financial statements for additional information.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents, excluding restricted cash, of $102,497, total current assets of $107,581, total current liabilities of $20,336 and positive working capital of $87,245 compared to a positive working capital of $78,302 as of December 31, 2020.

During the six months ended June 30, 2021, holders of our December 2020 Investor Warrants, December 2020 Placement Agent Warrants and December 2020 Placement Agent Tail Fee Warrants exercised warrants for a total of 11,223,529 common shares. We received gross proceeds of approximately $19,161. In accordance with the placement agent agreements with H.C. Wainwright & Co., LLC and Palladium, we paid cash fees of $2,154 and issued 842,588 warrants to H.C. Wainwright & Co., LLC at an exercise price of $2.125 per share and 325,500 warrants to Palladium at an exercise price of $1.70 per share.   See Note 10. Stockholders’ Equity to the condensed consolidated financial statements for related discussion.

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

As of June 30, 2021, our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our management’s evaluation as of December 31, 2019 identified a material weakness in our internal control over financial reporting, which remained unmitigated as of June 30, 2021. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding this conclusion, management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows in conformity with GAAP.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We and our Board treat the controls surrounding, and the integrity of, our financial statements with the utmost priority. Management is committed to the planning and implementation of remediation efforts to address control deficiencies and any other identified areas of risk. These remediation efforts are intended to both address the identified material weakness and to enhance our overall financial control environment. In particular:

·	we will continue to strengthen our interim and annual financial review controls to function with a sufficient level of precision to detect and correct errors on a timely basis; and
·	we will continue to improve the timeliness of our closing processes with respect to interim and annual periods.

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

The steps we took to address the deficiencies identified included:

•	we hired a permanent Chief Financial Officer in December 2020;
•	we have engaged in efforts to restructure accounting processes and revise organizational structures to enhance accurate accounting and appropriate financial reporting;
•	we have engaged outside service providers to assist with the valuation and recording of key reporting areas such as leases and stock compensation expense;
•	we have implemented additional accounting software to aid in the accounting and financial reporting process;
•	we have contracted an independent consulting firm to assist with the preparation of the Financial Statements and U.S. GAAP accounting research; and
•	in March 2021, we hired a seasoned Certified Public Accountant as a permanent Corporate Controller, who also has a Certified Information Systems Auditor accreditation.

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

Changes in Internal Control over Financial Reporting

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2021, due to a material weakness in our internal control over our financial close and reporting process, which was discovered in 2019, still remaining unmitigated. Management continues to conclude that as of June 30, 2021 we still did not have a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately. As a result of this evaluation, we extensively used outside consultants who possessed the appropriate levels of accounting and controls knowledge to appropriately analyze, record, and disclose accounting matters completely and accurately.

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings.

For information regarding legal proceedings, see Note 13. “Commitments and Contingencies” in our notes to the condensed consolidated financial statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited).”

Item 1A.      Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

Exhibit No.	Description
10.1†	Form of XpresTest, Inc. Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2021)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herein.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XpresSpa Group, Inc.

Date:	August 16, 2021	By:	/s/ Douglas Satzman
Douglas Satzman
Chief Executive Officer
(Principal Executive Officer)

Date:	August 16, 2021	By:	/s/ James A. Berry
James A Berry
Chief Financial Officer
(Principal Financial and Accounting Officer)