Form 10-Q
period 2021-09-30
XpresSpa Group, Inc.
filed 2021-11-15
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, 105,662,421 shares of the registrant’s common stock were outstanding.

XpresSpa Group, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Current assets
Cash and cash equivalents (including $1,080 of variable interest entities (see note 3) as of September 30, 2021)	$109,161	$89,801
Accounts receivable, net	64	-
Inventory	2,040	657
Other current assets	1,835	1,321
Total current assets	113,100	91,779

Restricted cash	751	701
Property and equipment, net	4,532	4,161
Intangible assets, net	2,725	870
Operating lease right of use assets	5,667	3,034
Other assets	2,502	2,588
Total assets	$129,277	$103,133

Current liabilities
Accounts payable, accrued expenses and other	$8,724	$6,468
Current portion of operating lease liabilities	2,797	2,797
Deferred revenue	24	914
Current portion of promissory note, unsecured	5,653	3,298
Total current liabilities	17,198	13,477

Long-term liabilities
Promissory note, unsecured	-	2,355
Operating lease liabilities	8,156	6,930
Total liabilities	25,354	22,762
Commitments and contingencies (see Note 14)

Equity
Series A Convertible Preferred Stock, $0.01 par value per share; 6,968 shares authorized; none issued and outstanding	-	-
Series C Junior Preferred Stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	-	-
Series D Convertible Preferred Stock, $0.01 par value per share; 500,000 shares authorized; none issued and outstanding	-	-
Series E Convertible Preferred Stock, $0.01 par value per share, 2,397,060 shares authorized; none issued and outstanding	-	-
Series F Convertible Preferred Stock, $0.01 par value per share, 9,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 105,327,379 and 94,058,853 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,053	941
Additional paid-in capital	493,814	475,709
Accumulated deficit	(398,550)	(398,624)
Accumulated other comprehensive loss	(283)	(220)
Total equity attributable to XpresSpa Group, Inc.	96,034	77,806
Noncontrolling interests	7,889	2,565
Total equity	103,923	80,371
Total liabilities and equity	$129,277	$103,133

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenue, net
Managed services fees	$-	$-	$16,843	$-
Patient services revenue	25,351	-	25,351	-
Services	1,158	93	1,761	6,779
Products	258	45	402	936
Other	-	63	14	347
Total revenue, net	26,767	201	44,371	8,062

Cost of sales
Labor	4,277	514	7,419	5,480
Occupancy	587	468	1,511	2,334
Products and other operating costs	8,798	423	16,592	1,737
Total cost of sales	13,662	1,405	25,522	9,551
Depreciation and amortization	852	1,424	2,542	3,875
Impairment/disposal of assets	-	2,227	22	6,319
General and administrative	5,196	4,368	14,350	10,972
Total operating expenses	19,710	9,424	42,436	30,717
Operating income (loss)	7,057	(9,223)	1,935	(22,655)
Interest income (expense), net	6	(120)	31	(1,856)
Gain (loss) on revaluation of warrants and conversion options	-	2,750	-	(50,917)
Other non-operating expense, net	(381)	(47)	(830)	(389)
Income (loss) before income taxes	6,682	(6,640)	1,136	(75,817)
Income tax expense	(87)	(3)	(79)	(22)
Net income (loss)	6,595	(6,643)	1,057	(75,839)
Net (income) loss attributable to noncontrolling interests	(998)	533	(983)	1,034
Net income (loss) attributable to XpresSpa Group, Inc.	$5,597	$(6,110)	$74	$(74,805)

Net income (loss)	$6,595	$(6,643)	$1,057	$(75,839)
Other comprehensive (loss) income from operations	(52)	18	(63)	33
Comprehensive income (loss)	$6,543	$(6,625)	$994	$(75,806)

Earnings / Loss per share
Basic and diluted net earnings / loss per share	$0.05	$(0.10)	$-	$(2.15)
Weighted-average number of shares outstanding during the period
Basic	105,531,418	61,106,894	103,950,731	35,309,004
Diluted	105,957,317	61,106,894	104,301,344	35,309,004

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

									Accumulated
	Series E		Series F				Additional		other	Total	Non-
	Preferred stock		Preferred stock		Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	in capital	deficit	loss	equity	interests	equity
December 31, 2020	—	$—	—	$—	94,058,853	$941	$475,709	$(398,624)	$(220)	$77,806	$2,565	$80,371
Warrant exercises, net of costs	—	—	—	—	11,223,529	112	16,895	—	—	17,007	—	17,007
Stock-based compensation	—	—	—	—	—	—	264	—	—	264	741	1,005
Net loss for the period	—	—	—	—	—	—	—	(1,056)	—	(1,056)	248	(808)
Foreign currency translation	—	—	—	—	—	—	—	—	(16)	(16)	—	(16)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	333	333
March 31, 2021	—	$—	—	$—	105,282,382	$1,053	$492,868	$(399,680)	$(236)	$94,005	$3,887	$97,892
Issuance of Common Stock for services	—	—	—	—	223,637	2	318	—	—	320	—	320
Issuance of restricted stock	—	—	—	—	27,983	—	—	—	—	` —	—	—
Stock-based compensation	—	—	—	—	—	—	267	—	—	267	61	328
Net loss for the period	—	—	—	—	—	—	—	(4,467)	—	(4,467)	(263)	(4,730)
Foreign currency translation	—	—	—	—	—	—	—	—	5	5	—	5
Redemptions of certain noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(133)	(133)
June 30, 2021	—	$—	—	$—	105,534,002	$1,055	$493,453	$(404,147)	$(231)	$90,130	$3,552	$93,682
Stock-based compensation	—	—	—	—	—	—	767	—	—	767	23	790
Stock Grant for services	—	—	—	—	—	—	29	—	—	29	—	29
Consolidation of Variable Interest Entities	—	—	—	—	—	—	—	—	—	—	4,307	4,307
Issuance of restricted stock	—	—	—	—	35,043	—	—	—	—	—	—	—
Net income for the period	—	—	—	—	—	—	—	5,597	—	5,597	998	6,595
Foreign currency translation	—	—	—	—	—	—	—	—	(52)	(52)	—	(52)
Repurchase and retirement of common stock	—	—	—	—	(250,000)	(2)	(448)	—	—	(450)	—	(450)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(991)	(991)
Stock option exercises	—	—	—	—	8,334	—	13	—	—	13	—	13
September 30, 2021	—	$—	—	$—	105,327,379	$1,053	$493,814	$(398,550)	$(283)	$96,034	$7,889	$103,923

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

(In thousands, except share and per share data)

									Accumulated
	Series E		Series F				Additional		other	Total	Non-
	Preferred stock		Preferred stock		Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	Shares *	Amount *	in capital *	deficit	loss	equity (deficit)	interests	equity (deficit)
December 31, 2019	977,865	$10	8,996	$—	5,157,390	$52	$302,118	$(308,136)	$(283)	$(6,239)	$3,703	$(2,536)
Issuances of Common Stock for payment of interest on B3D Note	—	—	—	—	236,077	2	418	—	—	420	—	420
Issuance of Series E Preferred Stock for payment of interest on Calm Note	10,123	—	—	—	—	—	63	—	—	63	—	63
Conversion of Series F Preferred Stock into Common Stock	—	—	(7,465)	—	930,326	9	(9)	—	—	0	—	0
Direct offerings of Common Stock and pre-funded warrants, net of costs	—	—	-	—	8,210,239	82	4,176	—	—	4,258	—	4,258
Exercise of May 2018 Class A Warrants into Common Stock	—	—	—	—	2,578,455	26	3,096	—	—	3,122	—	3,122
Conversion of B3D Note to Common Stock	—	—	—	—	1,430,647	14	1,321	—	—	1,335	—	1,335
Issuance of Common Stock for services	—	—	—	—	58,333	1	134	—	—	135	—	135
Stock-based compensation	—	—	—	—	—	—	72	—	—	72	—	72
Net loss for the period	—	—	—	—	—	—	—	(10,617)	—	(10,617)	(108)	(10,725)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	117	117
March 31, 2020	987,988	$10	1,531	$—	18,601,467	$186	$311,389	$(318,753)	$(283)	$(7,451)	$3,712	$(3,739)
Issuance of Common Stock for payment of interest on B3D Note	—	—	—	—	88,508	1	41	—	—	42	—	42
Conversion of Series E Preferred Stock into Common Stock	(987,988)	(10)	—	—	510,460	5	5	—	—	—	—	—
Conversion of Series F Preferred Stock into Common Stock	—	—	(1,531)	—	291,619	3	(3)	—	—	—	—	—
Exercise of May 2018 Class A Warrants into Common Stock	—	—	—	—	2,382,835	24	5,891	—	—	5,915	—	5,915
Exercise of Calm Warrants into Common Stock	—	—	—	—	1,622,149	16	4,092	—	—	4,108	—	4,108
Exercise of March 2020 pre-funded warrants into Common Stock	—	—	—	—	201,667	2	4	—	—	6	—	6
March Warrant Exchange for Common Stock - Class A Warrant	—	—	—	—	2,385,528	24	6,410	—	—	6,434	—	6,434
March Warrant Exchange for Common Stock - Class D Warrant	—	—	—	—	527,669	5	(5)	—	—	—	—	—
June Warrant Exchange for Common Stock - Calm Warrant	—	—	—	—	2,062,126	21	11,734	—	—	11,755	—	11,755
Conversion of B3D Note to Common Stock	-	-	-	—	10,789,591	108	14,197	—	—	14,305	—	14,305
Conversion of Calm Note to Common Stock	—	—	—	—	4,761,906	48	10,551	—	—	10,599	—	10,599
Direct offerings of Common Stock and pre-funded warrants, net of costs	—	—	—	—	12,235,911	122	38,275	—	—	38,397	—	38,397
Stock-based compensation	—	—	—	—	—	—	424	—	—	424	—	424
Issuance of restricted stock	—	—	—	—	12,500	—	—	—	—	—	—	—
Fractional shares retired in reverse stock split	—	—	—	—	(23)	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	15	15	—	15
Net loss for the period	—	—	—	—	—	—	—	(58,078)	—	(58,078)	(393)	(58,471)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(129)	(129)
June 30, 2020	—	$—	—	$—	56,473,913	$565	$403,005	$(376,831)	$(268)	$26,471	$3,190	$29,661
Conversion of B3D Note to Common Stock	—	—	—	—	1,276,270	13	3,350	—	—	3,363	—	3,363
Stock-based compensation	—	—	—	—	—	—	470	—	—	470	—	470
Stock option exercises	—	—	—	—	4,167	—	5	—	—	5	—	5
Issuance of Common Stock for payment of interest on Calm Note	—	—	—	—	47,305	—	35	—	—	35	—	35
Direct offerings of Common Stock and pre-funded warrants, net of costs	—	—	—	—	11,216,932	112	31,350	—	—	31,462	—	31,462
Issuance of restricted stock	—	—	—	—	58,301	1	(1)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	18	18	—	18
Net loss for the period	—	—	—	—	—	—	—	(6,110)	—	(6,110)	(533)	(6,643)
September 30, 2020	—	$—	—	—	69,076,888	691	438,214	(382,941)	(250)	55,714	2,657	58,371

*    Adjusted to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$1,057	$(75,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Revaluation of warrants and conversion options	—	50,917
Depreciation and amortization	2,542	3,875
Impairment/disposal of assets	22	6,319
Accretion of debt discount on notes	—	1,070
Amortization of operating lease right of use asset	1,162	1,568
Issuance of shares of Common Stock for payment of interest	—	497
Issuance of shares of Series E Preferred Stock for payment of interest	—	63
Loss on the extinguishment of debt	—	182
Issuance of shares of Common Stock for services	349	135
Amortization of debt issuance costs	—	125
Stock-based compensation	2,123	966
Loss on equity investment	716	—
Changes in assets and liabilities:
(Increase) decrease in inventory	(1,385)	9
Decrease in accounts receivable, net	74	—
Decrease in deferred revenue	(890)	—
Other assets, current and non-current	519	(376)
Other liabilities, current and non-current	(3,035)	(4,286)
Increase (decrease) in accounts payable	2,713	(2,231)
Net cash provided by (used) in operating activities	5,967	(16,926)
Cash flows from investing activities
Acquisition of property and equipment	(2,650)	(3,099)
Cash acquired on consolidations of certain Variable Interest Entities	2,434	—
Acquisition of software	(2,156)	(380)
Net cash used in investing activities	(2,372)	(3,479)
Cash flows from financing activities
Proceeds from direct offerings of Common Stock and warrants exercises, net of costs	17,007	74,125
Proceeds from borrowings under Paycheck Protection Program	—	5,653
Proceeds from additional borrowing from B3D	—	500
Proceeds from stock option exercises	13	5
Proceeds from funding advance	—	910
Repayment of funding advance	—	(819)
Redemption of non-controlling interests	(133)	—
Repurchase of Common Stocks	(450)	—
Contributions from noncontrolling interests	333	117
Distributions to noncontrolling interests	(991)	(129)
Net cash provided by financing activities	15,779	80,362
Effect of exchange rate changes on cash, cash equivalents and restricted cash	36	3
Increase in cash, cash equivalents and restricted cash	19,410	59,960
Cash, cash equivalents, and restricted cash at beginning of the period	90,502	2,635
Cash, cash equivalents, and restricted cash at end of the period	$109,912	$62,595
Cash paid during the period for
Interest	$—	$187
Income taxes	$—	$11
Non-cash investing and financing transactions
Conversions of B3D Note into Common Stock	$—	$19,003
Conversions of Calm Note into Common Stock	$—	$10,599
Conversion and exchange of Calm Warrant into Common Stock	$—	$15,863
Exercise and exchanges of May 2018 Class A Warrants	$—	$15,471
Conversion of Series E Preferred Stock into Common Stock	$—	$10
Conversion of Series F Preferred Stock into Common Stock	$—	$12

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

Through XpresSpa Group’s subsidiary, XpresTest, Inc. (“XpresTest”), the Company launched XpresCheck™ Wellness Centers, also in airports. XpresCheck offers COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents. XpresTest has entered into managed services agreements (“the MSAs”) with Professional Corporation or Professional Limited Liability Companies (“PCs”) that provide health care services to patients. PCs pay XpresTest a monthly fee to operate in the XpresCheck Wellness Centers. Under the terms of the MSAs, the Company provides office space, equipment, supplies, non-licensed staff, and management services in return for a management fee.  PCs arrange requisite  COVID-19 and other medical diagnostic testing services through contracting with physicians and other medical professional providers to render these COVID-19 and other medical diagnostic testing services.

XpresSpa Group is developing Treat™, a travel health and wellness brand that is positioned for a post-pandemic world.  The Company anticipates delivering on-demand access to integrated healthcare through technology and personalized services, while leveraging XpresSpa’s historic travel wellness experience and XpresTest’s healthcare expertise under the XpresCheck brand.  The Company sees this concept evolution as an opportunity in a new niche industry where XpresSpa Group can leverage technology in addition to its existing real estate and airport experience, providing travelers with peace of mind and access to integrated care. Over the long-term, we envision that digital channels will provide growth opportunities beyond the Company’s airport locations, achieved through subscription-based services that provide care and tools supporting travel health and wellness. Furthermore, the Company anticipates offering upstream content that can be monetized through affiliate revenue as well as curated retail through ecommerce through the Company’s dedicated website, www.treatcare.com launched during the second quarter of 2021, later converting to www.treat.com during the third quarter of 2021.

Basis of Presentation and Principles of Consolidation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited annual financial statements but does not include all information required by GAAP for annual financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest as well as variable interest entities of which we are the primary beneficiary. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three and nine months periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

Recent Developments

Effect of Novel Coronavirus (COVID-19) on Business

In March 2020, the Company temporarily closed all global XpresSpa locations due to the categorization by local jurisdictions of the spa locations as “non-essential services.” A majority of the Company’s XpresSpa locations remain closed. The Company intends to reopen XpresSpa spa locations on a location-by-location basis and resume normal operations at such selected locations once restrictions are lifted and airport traffic returns to sufficient levels to support operations at a unit level. Between June 28th, 2021 and July 1st, 2021, the Company re-opened its four top performing XpresSpa™ locations with modified hours and top selling services: Hartsfield-Jackson Atlanta International Airport (ATL) Concourse A, Dallas/Fort Worth International Airport (DFW) Concourse A, Charlotte Douglas International Airport (CLT) Concourse D, and Las Vegas McCarran International Airport (LAS) Concourse D. There are also three XpresSpa locations operating in Dubai International Airport in the United Arab Emirates as well as three XpresSpa locations operating in Schiphol Amsterdam Airport in the Netherlands.

During the third quarter of 2021, the Company re-opened following XpresSpa™ locations with modified hours and top selling services:

●	John F. Kennedy International Airport (JFK) on September 16, 2021;
●	Charlotte Douglas International Airport (CLT) Concourse A/B on September 20, 2021.

During the fourth quarter of 2021 to date, the Company re-opened the following XpresSpa™ locations with modified hours and top selling services:

●	Hartsfield-Jackson Atlanta International Airport (ATL) Concourse C on October 14, 2021;
●	Orlando International Airport (MCO) on October 18, 2021;
●	Dallas/Fort Worth International Airport (DFW) Concourse D on October 23, 2021;
●	William P. Hobby Airport (HOU) on November 8, 2021.

A majority of the domestic XpresSpa locations are operating approximately eight hours per day (compared to 16 hours pre-pandemic) with sales volumes about 30% to 60% of pre-pandemic levels. The Company implemented a price increase in mid-October and is planning to test some new touchless massage services and new retail items during the fourth quarter.

The Company will re-evaluate each airport on a month-by-month basis as well as review continued learnings as the portfolio is re-activated. An additional two XpresSpa reopenings are planned for the remainder of the year.

Since the beginning of that temporary closure, the Company successfully launched its XpresCheck™ Wellness Centers, offering such testing services, as described above and below.  Also, the Company continues to evaluate alternative testing protocols and work in partnership with airlines for safe travels.

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

XpresCheck™ Wellness Centers

Through the Company’s XpresCheck™ Wellness Centers and under the terms of the MSAs with physicians’ practices, the Company offers testing services from the Company’s 14 XpresCheck™ Wellness Centers at 12 Airports in 11 states to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, as well as the traveling public. The Company has entered into MSAs with professional medical service entities that provide healthcare services to patients. Under the terms of the MSAs, XpresTest provides office space, equipment, supplies, non-

licensed staff, and management services to be used for the purpose of COVID-19 and other medical diagnostic testing in return for a management fee. Since December 31, 2020, the Company announced the opening of the following XpresCheck™ Wellness Centers to provide diagnostic COVID-19 testing:

●	On January 12, 2021, the Company opened its second XpresCheck™ Wellness Center at Boston’s Logan International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On January 20, 2021, the Company announced the opening of an XpresCheck™ Wellness Center at Salt Lake City International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On February 16, 2021, the Company announced the opening of an XpresCheck™ Wellness Center of the Company’s second XpresCheck™ testing facility at Newark Liberty International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On March 8, 2021, the Company announced the opening of an XpresCheck™ Wellness Center at Houston George Bush Intercontinental Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On March 15, 2021, the Company announced the opening of XpresCheck™ Wellness Centers at Dulles International and Reagan National Airports in Virginia, containing nine and four separate testing rooms, respectively, to provide diagnostic COVID-19 testing.

●	On April 8, 2021, the Company announced the opening of an XpresCheck™ Wellness Center at Seattle-Tacoma International Airport. It contains eight separate testing rooms to provide diagnostic COVID-19 testing.

●	On April 21, 2021, the Company announced the opening of an XpresCheck™ Wellness Center at San Francisco International Airport. It contains nine separate testing rooms to provide diagnostic COVID-19 testing.

●	On October 13, 2021, the Company opened an XpresCheck™ Wellness Center at Hartsfield-Jackson Atlanta International Airport (ATL) Concourse E. It contains six separate testing rooms to provide diagnostic COVID-19 testing.

Airport Rent Concessions

The Company has received rent concessions from landlords on a majority of our leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. Currently, the periods of relief from these payments, which began in March 2020, range from three to twenty-eight months.  The Company received minimum guaranteed payment concessions of approximately $585 and $611 in the three months ended September 30, 2021 and 2020, respectively, $1,568 and $1,379 in the nine months ended September 30, 2021 and 2020, respectively, and $3,600 in the eighteen months ended September 30, 2021. The Company expects to realize additional rent concessions while a majority of its spas remain closed.

Liquidity and Financial Condition

As of September 30, 2021, the Company had cash and cash equivalents, excluding restricted cash, of $109,161, total current assets of $113,100, total current liabilities of $17,198 and positive working capital of $95,902, compared to a positive working capital of $78,302 as of December 31, 2020.

During the nine months ended September 30, 2021, holders of the Company’s December 2020 Investor Warrants, December 2020 Placement Agent Warrants and December 2020 Placement Agent Tail Fee Warrants exercised a total of 11,223,529 warrants for common shares. The Company received gross proceeds of approximately $19,161. In accordance with the placement agent agreements with H.C. Wainwright & Co., LLC and Palladium, the Company paid cash fees of

$2,154 and issued 842,588 warrants to H.C. Wainwright & Co., LLC at an exercise price of $2.125 per share and 325,500 warrants to Palladium at an exercise price of $1.70 per share.   See Note 11. Stockholders’ Equity for related discussion.

Note 2. Significant Accounting and Reporting Policies

(a) Variable Interest Entities

The Company evaluates its ownership, contractual, pecuniary, and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIE”). These evaluations are complex and involve judgment. If the Company determines that an entity in which it holds a contractual or ownership interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively.

(b) Revenue Recognition Policy

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

Through its XpresCheck™ Wellness Centers and under the terms of the Managed Services Agreement (“MSA”) with PCs that in turn contract with physicians and Nurse Practitioners, the Company offers testing services to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, as well as the traveling public. The Company has entered into MSAs with PCs that provide healthcare services to patients. Under the terms of the MSAs which may be modified for commercial reasonableness and fair market value, XpresTest provides office space, equipment, supplies, non-licensed staff, and management services to be used for the purpose of COVID-19 and other medical diagnostic testing in return for a management fee. However, as a result of uncertainties around the cash flows of the XpresCheck™ Wellness Centers, the Company concluded in 2020 that the collectability criteria to qualify as a contract under ASC 606 was not met, and therefore, revenue associated with the monthly management fee would not be recognized until a subsequent reassessment resulted in the MSAs meeting the collectability criteria.  XpresTest recognized revenue of $16,843 (including catch-up revenue of $3,186 for 2020) during the six months ended June 30, 2021, under the MSAs, pursuant to reassessments in 2021, of the MSAs executed in 2020 and amended in 2021, and assessments and reassessments of MSAs executed and amended in 2021 until June 30, 2021, resulting in management’s conclusion that they met the collectability criteria. Any revenue collected not meeting the collectability criteria was recorded as deferred revenue.

Effective, July 1, 2021 (see Note 3), the Company determined that the PCs are variable interest entities due to its equity holder having insufficient capital at risk, and the Company has a variable interest in the PCs. In pursuance, the total revenue of $25,351 for the PCs for the three months ended September 30, 2021 were designated as revenue for the company.

During the third quarter of 2021, the Company has been authorized to proceed with a $2,000, 8-week pilot program with the Centers for Disease Control and Prevention (CDC) through the Company’s niche in XpresCheck™ COVID-19 testing.  Under the 8-week pilot program, conducted in collaboration with Concentric by Ginkgo, XpresCheck™ will conduct biosurveillance monitoring, initially from India, at three major U.S. airports operating XpresCheck™ COVID-19 testing facilities, which will be aimed at identifying existing and new SARS-CoV-2 variants, including the highly contagious

Delta variant and other new variants surfacing in the U.S. The revenue on this contract which is based on certain milestones specified in the contract, would be booked through the 5 steps criteria of ASC 606 as and when a particular milestone is reached, pursuant to which the Company expects to recognize approximately $1,500 which is 75% of the contract consideration during the fourth quarter of 2021.

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

(c)  Recently issued accounting pronouncements

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

(d) Recently adopted accounting pronouncements

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

(e) Presentation

Certain balances in the 2020 consolidated financial statements have been reclassified to conform to the presentation in the 2021 condensed consolidated financial statements, primarily the classification and presentation of deferred revenue on the condensed consolidated balance sheet.

Note 3. Variable Interest Entities

Through its XpresCheck™ Wellness Centers the Company provides services pursuant to contracts with PCs which in turn contracts with physicians and other medical professional providers to render COVID-19 and other medical diagnostic testing services to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, and the traveling public. The PCs collectively represent the Company’s affiliated medical group. The PCs were designed and structured to comply with the relevant laws and regulations governing professional medical practice, which generally prohibits the practice of medicine by lay persons or entities. All of the issued and outstanding equity interests of the PCs are owned by a licensed medical professional nominated by the Company (the “Nominee Shareholder”). Upon formation of the PCs, and initial issuance of equity interests, the Nominee Shareholder contributes a nominal amount of capital in exchange for their interest in the PC. The Company then executes with each PC a MSA, which provide for various administrative services, management services and day-to-day activities of the practice to be rendered by the Company through its XpresCheck™ Wellness Centers.

The Company also has exclusive responsibility for the provision of all nonmedical services including contracting with customers who access the PCs for a medical visit, handling all financial transactions and day-to-day operations of each PC, overseeing the establishment of COVID-19 and other medical diagnostic testing services policies, and making recommendations to the PC in establishing the guidelines for the employment and compensation of the physicians and other employees of the PCs. Until June 30, 2021, MSA Fees were commensurate with the expected level of activity required to be billed by XpresCheck™ Wellness Centers. Therefore, these PCs were assessed not to be variable interest entities prior to July 1, 2021.

Effective, July 1, 2021, contractual arrangements between the company, the company’s affiliated medical group and nominated shareholder were modified in a manner that changes the characteristics or adequacy of the nominee shareholders equity investment at risk and residual returns. Therefore, due to reassessment triggered by the development on July 1, 2021, the Company determined that the PCs are now variable interest entities. Notwithstanding their legal form of ownership of equity interests in the PC, the primary beneficiary of the affiliated medical group is the Company as it meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the affiliated medical group; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the affiliated medical group. The Company consolidated the PCs under the VIE model since the Company has the power to direct activities that most significantly impact the PCs economic performance and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the PCs.

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions were $1,080, primarily cash, and $0, respectively, as of September 30, 2021. The total revenue and net loss included on the condensed consolidated statements of operations and comprehensive income (loss) for the PCs after elimination of intercompany transactions was $25,351 and $455 for the three months ended September 30, 2021.

Note 4. Potentially Dilutive Securities

The table below presents the computation of basic and diluted net loss per share of Common Stock:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic numerator:
Net income (loss) attributable to XpresSpa Group, Inc.	$5,597	$(6,110)	$74	$(74,805)
Less: deemed dividend on warrants and preferred stock	—	—	—	(945)
Net income (loss) attributable to common shareholders	$5,597	$(6,110)	$74	$(75,750)
Basic denominator:
Basic weighted average shares outstanding	105,531,418	61,106,894	103,950,731	35,309,004
Basic income (loss) per share	$0.05	$(0.10)	$—	$(2.15)

Diluted numerator:
Net income (loss) attributable to common shareholders	$5,597	$(6,110)	$74	$(75,750)
Diluted denominator:
Diluted weighted average shares outstanding	105,957,317	61,106,894	104,301,344	35,309,004
Diluted net income (loss) per share	$0.05	$(0.10)	$—	$(2.15)

Net income (loss) per share data presented above excludes from the calculation of diluted net income (loss) the following potentially dilutive securities, having an anti-dilutive impact.
Both vested and unvested options to purchase an equal number of shares of Common Stock	2,606,771	706,073	2,631,246	706,073
Unvested RSUs to issue an equal number of shares of Common Stock	821,361	—	876,131	—
Warrants to purchase an equal number of shares of Common Stock	37,907,794	20,818,889	37,903,835	20,818,889
Convertible notes on an as converted basis	—	438,017	—	438,017
Total number of potentially dilutive securities excluded from the calculation of loss per share attributable to common shareholders	41,335,926	21,962,979	41,411,212	21,962,979

Note 5. Cash, Cash Equivalents, and Restricted Cash

A reconciliation of the Company’s cash and cash equivalents in the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows as of September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021	December 31, 2020
Cash denominated in United States dollars	$106,384	$88,636
Cash denominated in currency other than United States dollars	2,274	1,158
Restricted cash	751	701
Other	503	7
Total cash, cash equivalents and restricted cash	$109,912	$90,502

The Company places its cash and temporary cash investments with credit quality institutions. At times, such cash denominated in United States dollars may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of September 30, 2021 and December 31, 2020, deposits in excess of FDIC limits were $106,120 and $88,556, respectively. As of September 30, 2021 and December 31, 2020, the Company held cash balances in overseas accounts, totaling $2,274 and $1,158 respectively, which are not insured by the FDIC. If the Company were to distribute the amounts held overseas, the Company would need to follow an approval and distribution process as defined in its operating and partnership agreements, which may delay and/or reduce the availability of that cash to the Company.

Note 6. Other current assets

	September 30, 2021	December 31, 2020
Prepaid expenses	$1,787	$1,135
Other	48	186
Total other current assets	$1,835	$1,321

Note 7. Accounts payable, accrued expenses and other

	September 30, 2021	December 31, 2020
Accounts payable	$5,436	$2,440
Litigation accrual	890	2,221
Accrued compensation	396	306
Tax-related liabilities	534	551
Gift certificates and loyalty reward program liabilities	495	495
Common Area Maintenance Accrual	298	—
Security deposit	171	161
Other	504	294
Total accounts payable, accrued expenses and other current liabilities	$8,724	$6,468

Note 8. Intangible Assets

The following table provides information regarding the Company’s intangible assets subject to amortization, which consist of the following:

	September 30, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$1,339	$(1,063)	$276	$1,339	$(899)	$440
Software	2,849	(400)	2,449	694	(264)	430
Total intangible assets	$4,188	$(1,463)	$2,725	$2,033	$(1,163)	$870

The Company’s trade name relates to the value of the XpresSpa™ and trade names, and software relates to certain capitalized third-party costs related to a new point-of-sale system and website. Increase in software expenditure relates to the development of the Treat™ brand.

The Company’s intangible assets are amortized over their expected useful lives. The Company recorded amortization expense of $95 and $603 during the three months ended September 30, 2021 and 2020, respectively, and $300 and $1,742 during the nine months ended September 30, 2021 and 2020, respectively.

Based on the intangible assets balance as of September 30, 2021, the estimated amortization expense for the remainder of the calendar year and each of the succeeding calendar years is as follows:

Calendar Years ending December 31,	Amount
Remaining 2021	192
2022	1,118
2023	786
2024	629
Total	$2,725

Note 9. Leases

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

The Company has received rent concessions from landlords on a majority of its leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. Currently, the periods of relief from these payments, which began in March 2020, range from three to twenty-eight months and are still in effect for some of the affected leases. The Company received minimum guaranteed payment concession of approximately $585 and $611 in the three months ended September 30, 2021 and 2020, respectively, $1,568 and $1,379 in the nine months ended September 30, 2021 and 2020, respectively, and $3,600 in the eighteen months ended September 30, 2021. The Company expects to realize additional rent concessions while a majority of its spas remain closed.

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

Supplemental cash flow information related to leases for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine months ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(3,189)	$(1,074)
Leased assets obtained in exchange for new and modified operating lease liabilities	$(3,673)	$(811)
Leased assets surrendered in exchange for termination of operating lease liabilities	$9	$—

As of September 30, 2021, operating leases contain the following future minimum commitments:

Calendar Years ending December 31,	Amount
Remaining 2021	$986
2022	3,551
2023	3,071
2024	2,545
2025	1,760
Thereafter	1,526
Total future lease payments	13,439
Less: interest expense at incremental borrowing rate	(2,486)
Net present value of lease liabilities	$10,953

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	4.27	years
Weighted average discount rate used to determine present value of operating lease liability:	10.07%

Cash paid for minimum annual rental obligations during the three and nine months ended September 30, 2021 was $185 and $399, respectively. Cash paid for minimum annual rental obligations during three and nine months ended September 30, 2020 was $278 and $1,074, respectively.

Variable lease payments that are calculated monthly as a percentage of product and services revenue, were $51 and $45 for the three months ended September 30, 2021 and 2020, respectively, and $262 and $468 for the nine months ended September 30, 2021 and 2020, respectively.

Note 10. Debt

Total Debt as of September 30, 2021 and December 31, 2020 is comprised of the following:

	September 30, 2021	December 31, 2020
Promissory note, unsecured	$5,653	$5,653
Total debt	$5,653	$5,653

Paycheck Protection Program

On May 1, 2020, the Company entered into a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“the PPP”) promissory note in the principal amount of $5,653 payable to Bank of America, NA (“Bank of America”) evidencing a PPP loan (the “PPP Loan”). The PPP Loan bears interest at a rate of 1% per annum. No payments were due on the PPP Loan during a six-month deferral period commencing on May 2, 2020. Commencing one month after the expiration of the deferral period and continuing on the same day of each month thereafter until the maturity date of the PPP Loan, the Company is obligated to make monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the PPP Loan by the maturity date. The maturity date is May 2, 2022. The principal amount of the PPP Loan is subject to forgiveness under the PPP upon the Company’s request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the PPP. Bank of America may forgive interest accrued on any principal forgiven if the SBA pays the interest. Currently, the Company is paying its monthly principal and interest related to the PPP Loan when due. The PPP Loan contains customary borrower default provisions and lender remedies, including the right of Bank of America to require immediate repayment in full the outstanding principal balance of the PPP Loan with accrued interest. As of September 30, 2021, $78 of interest has been accrued and is included in Accounts payable, accrued expenses and other in the condensed consolidated balance sheet.

Note 11. Stockholders’ Equity

Warrants

The following table represents the activity related to the Company’s warrants during the nine months ended September 30, 2021.

		Exercise
	No. of Warrants	price range
December 31, 2020	48,044,381	$0.525 – 300.00
Granted	1,168,088	$1.70 - 2.125
Exercised	(11,223,529)	$1.70 - 2.125
Expired	(278)	$300.00
September 30, 2021	37,988,662	$0.525 - 6.566

During the nine months ended September 30 2021, holders of the Company’s December 2020 Investor Warrants, December 2020 Placement Agent Warrants and December 2020 Placement Agent Tail Fee Warrants exercised warrants for a total of 11,223,529 common shares. The Company received gross proceeds of approximately $19,161. In accordance with the placement agent agreements with H.C. Wainwright & Co., LLC and Palladium, the Company paid cash fees of $2,154 and issued 842,588 warrants to H.C. Wainwright & Co., LLC at an exercise price of $2.125 per share and 325,500 warrants to Palladium at an exercise price of $1.70 per share.

Share Repurchase Program

On August 31, 2021, the Company’s board of directors authorized a stock repurchase program that permits the purchase and repurchase of up to 15 million shares of its common stock. The new authorization is currently effective and will be in effect through September 15, 2022. Under the new stock repurchase program, management has discretion in determining the conditions under which shares may be purchased from time to time. The program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Under the program, the Company purchased and retired 250,000 shares for $450 during the three and nine months ended September 30, 2021.

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

In September 2020, XpresTest created a stock-based compensation plan available to grant stock options, restricted stock and RSU’s to the XpresTest’s directors, employees and consultants. Under the XpresTest 2020 Equity Incentive Plan (the

“XpresTest Plan”), a maximum of 200 shares of XpresTest common stock may be awarded, which would represent 20% of the total number of shares of common stock of XpresTest as of September 30, 2021. Certain named executive officers, consultants, and directors of the Company are eligible to participate in the XpresTest Plan. The XpresTest Plan RSAs vest upon satisfaction of certain service and performance-based conditions. The fair value of the XpresTest Plan RSAs is determined based on the weighted average of (i) Fair Value of XpresTest under the Indirect Valuation Method developing assumptions for XpresSpa Net Market Cap and XpresSpa standalone Fair Value, and (ii) Direct Valuation Method developing assumptions for XpresTest Representative Forecasted Revenue for 2021 and Peer companies Revenue’s Multiples. As of September 30, 2021, there is $14 of unrecognized stock-based compensation related to the XpresTest Plan. During May 2021, XpresTest repurchased seven common shares, exercised pursuant to the XpresTest Plan, for the grantees to defray their tax liabilities related to the XpresTest Plan RSAs award.

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

Total stock-based compensation for the three months ended September 30, 2021 and 2020 is $819 and $470, respectively, and for the nine months ended September 30, 2021 and 2020 is $2,152 and $496, respectively.

Total following table sets forth the Company’s Equity Incentive activities for the nine months ended September 30, 2021:

	RSUs		XpresTest RSAs		Stock options
		Weighted		Weighted		Weighted
		average		average		average	Exercise
	No. of	grant date	No. of	grant date	No. of	exercise	price
	RSUs	fair value	RSAs	fair value	options	price	range
Outstanding as of December 31, 2020	—	$—	28.75	$11,390.35	1,353,888	$3.82	$1.53 - 2,460.00
Granted	1,370,167	1.58	120.00	5,227.20	1,668,297	1.56	1.19 - 1.61
Exercised/Vested	(427,625)	1.50	(141.25)	6,229.35	(8,334)	1.53
Forfeited	—	—	—	—	(183,230)	1.61
Outstanding as of September 30, 2021	942,542	$1.61	7.50	$9,978.78	2,830,621	$2.63	$1.19 - 2,460.00
Exercisable as of September 30, 2021					858,905	$2.63	$1.19 - 2,460.00

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

The following table presents the placement in the fair value hierarchy measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of September 30, 2021:
Recurring fair value measurements
Equity securities:
Route1, Inc.	$1,052	$—	$1,052	$—
Total equity securities	1,052	—	1,052	—
Total recurring fair value measurements	$1,052	$—	$1,052	$—

As of December 31, 2020
Recurring fair value measurements
Equity securities:
Route1	$1,768	$—	$1,768	$—
Total equity securities	1,768	—	1,768	—
Total recurring fair value measurements	$1,768	$—	$1,768	$—

Equity securities pertain to common shares in Route1, Inc. obtained in the 2018 sale of Group Mobile to Route 1, Inc. On March 22, 2021, the Company executed a cashless exercise of warrants to purchase 3,000,000 common shares of Route 1, Inc. In exchange, the Company received 1,355,443 common shares of Route 1, Inc., bringing the total number of shares owned to 3,855,443. For the three and nine months ended September 30, 2021, the Company recorded an unrealized loss of $302 and $716, respectively, in connection with the remeasurement of the common shares of Route 1, Inc.

In addition to the above, the Company’s financial instruments as of September 30, 2021 and December 31, 2020 consisted of cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

Note 13. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provision for the nine months ended September 30, 2021 reflect an estimated global annual effective tax rate of approximately (0.13)% from continuing operations. Discontinued operations for the nine months ended September 30, 2021 reflected an annual effective tax rate of 0%.

As of September 30, 2021, deferred tax assets generated from the Company’s U.S. activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. Net operating loss carryforwards generated after December 31, 2017 do not expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit.

Income tax expense for the nine months ended September 30, 2021 was $79 which was attributed to state taxing jurisdictions in which a measure of income is utilized to determine a tax liability. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

Note 14. Commitments and Contingencies

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has recorded accruals of $890 and $2,221 as of September 30, 2021 and December 31, 2020, respectively, which is included in Accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheets.

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

On August 21, 2019, the Court issued an Order denying the parties’ motion for preliminary approval of the revised settlement, as the Court still had concerns about several of the settlement terms. At the December 6, 2019 status conference with the Court, the Court reiterated its denial of preliminary approval of the proposed settlement agreement. The Court instructed a notice of pendency to be disseminated to putative collective members. Notice was sent out in early February 2020 and approximately 415 individuals have joined the case. On June 6, 2020, the Company participated in a status conference with the Court, and the parties discussed the possibility of entering into a new settlement agreement that addresses the Court’s concerns. On or about August 5, 2020, the parties entered into settlement agreements and sought a preliminary approval order from the Court. On March 30, 2021, the Court issued an Order conditionally granting the motion for preliminary approval subject to resolution of certain issues pertaining to administration of the settlement. On April 6, 2021, Plaintiffs’ counsel wrote to the Court regarding their proposed resolution on such issues and the Court ultimately granted preliminary approval on May 25, 2021. Notice of the settlement was sent out to the class members on June 22, 2021.

On October 1, 2021, the Court issued an Order granting the parties’ motion for final approval of the settlement.  There were no appeals and the settlement was effective as of November 2, 2021.  The Settlement Administrator has confirmed to the parties that settlement checks have been distributed to the Class on November 5, 2021. A joint status letter will be submitted to the Court on November 8, 2021 confirming as such and requesting that the case be closed.

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

On November 13, 2019, the matter was dismissed in its entirety. On December 12, 2019, plaintiff filed a motion for reconsideration to vacate the order and judgment, dismissing the action, and for leave to amend the complaint. The motion was fully briefed as of February 6, 2020. On April 1, 2020, the Court denied plaintiff’s motion in full. On April 10, 2020, plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. On June 1, 2020,  plaintiff filed his appellate brief. On June 16, 2020, the Second Circuit entered the parties’ non-dispositive stipulation, dismissing certain defendant-appellees, including the Company. On July 6, 2020, the remaining defendants filed their opposition brief. On July 27, 2020, the plaintiff filed their reply brief. On July 28, 2020, the Second Circuit marked plaintiff’s reply brief as defective because it was filed a week late. Subsequently, plaintiff has moved to request permission to file a late reply brief. On January 11, 2021, the judgment of the Court was affirmed by the Second Circuit court.

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

On August 18, 2021, the parties entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, all pending litigation was dismissed. On August 18, 2021,  satisfaction of judgment was entered with the court.

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

Mary Anne Bowen v. XpresSpa Miami Airport, LLC

On September 7, 2018, Plaintiff Mary Anne Bowen (“Plaintiff”) filed a Complaint in the Eleventh Judicial Circuit Court in and for Miami-Dade County, Florida, asserting two causes of action: (I) Respondent Superior to hold XpresSpa accountable for the actions of its employee; and (II) Negligent Hiring, Retention, and Supervision of an employee. On December 21, 2018, the Company filed a Motion to Dismiss Plaintiff’s Complaint in its entirety, arguing that XpresSpa cannot be held liable for the acts of an employee who was acting outside the scope of his employment (Count I) and that Plaintiff did not sufficiently plead XpresSpa had notice of the employee’s unfitness (Count II). The Motion to Dismiss was granted. However, Plaintiff filed an Amended Complaint which the Company answered. On June 30, 2021,  the parties participated in a mediation session and an agreement was reached on the terms of a settlement. Settlement papers were signed on July 1, 2021, and a stipulation of dismissal was filed with the Court on July 26, 2021. Accordingly, this case is now closed.

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

Note 15. Segment Information

The Company analyzes the results of the Company’s business through the Company’s three reportable segments: XpresSpa™, XpresTest™, and Treat™. The XpresSpa segment provides travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. The XpresTest segment provides diagnostic COVID-19 tests at XpresCheck™ Wellness Centers in airports, to airport employees and to the traveling public.  The Treat™ segment provides access to integrated care which can seamlessly fit into a post-pandemic world and is designed to deliver on-demand access to integrated healthcare through technology and personalized services, positioned for a traveler to access health care, records and real-time information all in one place, as well as book appointments in the Company’s on-site wellness centers as they reopen. The chief operating decision maker evaluates the operating results and performance of the Company’s segments through operating income. Expenses that can be specifically identified with a segment have been included as deductions in determining operating income. Any remaining expenses and other charges are included in Corporate and Other.

	For the three months ended
	September 30,
	2021	2020
Revenue
XpresSpaTM	$1,415	$140
XpresTestTM	25,351	—
TreatTM	—	—
Corporate and other	—	61
Total revenue	$26,767	$201

Operating income (loss)
XpresSpaTM	$(1,595)	$(5,699)
XpresTestTM	12,015	(1,791)
TreatTM	(2,305)	—
Corporate and other	(1,058)	(1,733)
Total operating income (loss)	$7,057	$(9,223)

	For the nine months ended
	September 30,
	2021	2020
Revenue
XpresSpaTM	$2,172	$7,729
XpresTestTM	42,199	—
TreatTM	—	—
Corporate and other	—	333
Total revenue	$44,371	$8,062

Operating income (loss)
XpresSpaTM	$(4,828)	$(16,103)
XpresTestTM	14,597	(1,791)
TreatTM	(4,115)	—
Corporate and other	(3,719)	(4,761)
Total operating income (loss)	$1,935	$(22,655)

	September 30,	September 30,
	2021	2020
Assets
XpresSpaTM	$15,278	$5,816
XpresTestTM	19,428	—
TreatTM	3,116	—
Corporate and other	91,455	75,713
Total assets	$129,277	$81,529

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will be,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 31, 2021, as subsequently amended on April 30, 2021 (the “2020 Annual Report”), our Quarterly Reports on Form 10-Q for the three months ended March 31, 202 and June 30, 2021, and this Quarterly Report on Form 10-Q and any future reports we file with the Securities and Exchange Commission (“SEC”). The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Furthermore, XpresSpa Group is developing Treat™, a travel health and wellness brand that is positioned for a post-pandemic world.  We anticipate delivering on-demand access to integrated healthcare through technology and personalized services, while leveraging XpresSpa’s historic travel wellness experience and XpresTest’s healthcare expertise under the XpresCheck™ brand.  We see this concept evolution as an opportunity in a new niche industry where XpresSpa Group can leverage technology in addition to its existing real estate and airport experience, providing travelers with peace of mind and access to integrated care. Over the long-term, we envision that digital channels will provide growth opportunities beyond our airport locations, achieved through subscription-based services that provide care and tools supporting travel health and wellness. Furthermore, we anticipate offering upstream content that can be monetized through affiliate revenue as well as curated retail through ecommerce through our dedicated website, www.treatcare.com launched during the second quarter of 2021, which was converted into www.treat.com in the third quarter of 2021.

COVID-19 Update

In March 2020, we temporarily closed all global XpresSpa locations due to the categorization by local jurisdictions of the spa locations as “non-essential services.” A majority of our XpresSpa locations remain closed, although several have reopened as described under "Recent Developments -XpresSpa Premium Spa Services" below.  We intend to reopen remaining XpresSpa™ spa locations on a location-by-location basis and resume normal operations at such selected locations once restrictions are lifted and airport traffic returns to sufficient levels to support operations at a unit level.

Since the beginning of the temporary closure of our XpresSpa locations, we successfully launched our XpresCheck™ Wellness Centers, offering such testing services, as described above.  Also, we continue to evaluate alternative testing protocols and work in partnership with airlines for safe travels.

While management has used all currently available information in assessing our business prospects, the ultimate impact of the COVID-19 pandemic and our XpresCheck™ Wellness Centers on our results of operations, financial condition and cash flows remains uncertain. The success or failure of our XpresCheck™ Wellness Centers could also have a material effect on our business.

Recent Developments

XpresCheck™ Wellness Centers

Through our XpresCheck™ Wellness Centers and under the terms of MSAs with physicians’ practices, we offer diagnostic testing services.  We currently have 14 such clinics in 12 airports across 11 states.  Since December 31, 2020, we announced the opening of the following XpresCheck™ Wellness Centers to provide diagnostic COVID-19 testing:

●	On January 12, 2021, we opened our second XpresCheck™ Wellness Center at Boston’s Logan International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On January 20, 2021, we announced the opening of an XpresCheck™ Wellness Center at Salt Lake City International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On February 16, 2021, we announced the opening of our second XpresCheck™ testing facility at Newark Liberty International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On March 8, 2021, we announced the opening of an XpresCheck™ Wellness Center at Houston George Bush Intercontinental Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On March 15, 2021, we announced the opening of XpresCheck™ Wellness Centers at Dulles International and Reagan National Airports in Virginia, containing nine and four separate testing rooms, respectively, to provide diagnostic COVID-19 testing.

●	On April 8, 2021, we announced the opening of an XpresCheck™ Wellness Center at Seattle-Tacoma International Airport. It contains eight separate testing rooms to provide diagnostic COVID-19 testing.

●	On April 21, 2021, we announced the opening of an XpresCheck™ Wellness Center at San Francisco International Airport. It contains nine separate testing rooms to provide diagnostic COVID-19 testing.

●	On October 13, 2021, we opened an XpresCheck™ Wellness Center at Hartsfield-Jackson Atlanta International Airport (ATL) Concourse E. It contains six separate testing rooms to provide diagnostic COVID-19 testing.

During the third quarter of 2021, we have been authorized to proceed with a $2,000, 8-week pilot program with the Centers for Disease Control and Prevention (CDC) through our niche in XpresCheck™ COVID-19 testing.  Under the 8-week pilot program, conducted in collaboration with Concentric by Ginkgo, XpresCheck™ will conduct biosurveillance monitoring, initially from India, at three major U.S. airports operating XpresCheck™ COVID-19 testing facilities, which will be aimed at identifying existing and new SARS-CoV-2 variants, including the highly contagious Delta variant and other new variants surfacing in the U.S. The revenue on this contract which is based on certain milestones specified in the contract, would be booked through the 5 steps of ASC 606 as and when a particular milestone is reached, pursuant to which we expect to recognize approximately $1,500 during the fourth quarter of 2021, which is approximately 75% of the contract consideration.

XpresSpa Premium Spa Services

Between June 28th, 2021 and July 1st, 2021, we re-opened our four top performing XpresSpa™ locations with modified hours and top selling services: Hartsfield-Jackson Atlanta International Airport (ATL) Concourse A, Dallas/Fort Worth International Airport (DFW) Concourse A, Charlotte Douglas International Airport (CLT) Concourse D, and Las Vegas McCarran International Airport (LAS) Concourse D. There are also three XpresSpa locations operating in Dubai International Airport in the United Arab Emirates as well as three XpresSpa locations operating in Schiphol Amsterdam Airport in the Netherlands.

During the third quarter of 2021, we re-opened the following XpresSpa™ locations with modified hours and top selling services:

●	John F. Kennedy International Airport (JFK) on September 16, 2021;
●	Charlotte Douglas International Airport (CLT) Concourse A/B on September 20, 2021.

During the fourth quarter of 2021 to date, we re-opened the following XpresSpa™ locations with modified hours and top selling services:

●	Hartsfield-Jackson Atlanta International Airport (ATL) Concourse C on October 14, 2021;
●	Orlando International Airport (MCO) on October 18, 2021;
●	Dallas/Fort Worth International Airport (DFW) Concourse D on October 23, 2021;
●	William P. Hobby Airport (HOU) on November 8, 2021.
●	.

A majority of the reopened domestic XpresSpa locations are operating approximately eight hours per day (compared to 16 hours pre-pandemic) with sales volumes about 30% to 60% of pre-pandemic levels. We implemented a price increase in mid-October and are planning to test some new touchless massage services and new retail items during the fourth quarter.

We will re-evaluate each airport on a month-by-month basis as well as review continued learnings as the portfolio is re-activated. An additional two XpresSpa reopenings are planned for the remainder of the year.

TreatTM

During the second quarter of 2021, we launched our dedicated website, www.treatcare.com, later converting to www.treat.com during the third quarter of 2021,  to provide growth opportunities beyond our airport locations through digital channels, achieved through subscription-based services that provide care and tools supporting travel health and wellness as well as offering upstream content that can be monetized through affiliate revenue.

Airport Rent Concessions

We have received rent concessions from landlords on a majority of our leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. Currently, the periods of relief from these payments, which began in March 2020, range from three to twenty-eight months and are still in effect for some of the affected leases.  We have received minimum guaranteed payment concessions of approximately $585 and $611 in the three months ended September 30, 2021 and 2020, respectively, $1,568 and $1,379 in the nine months ended September 30, 2021 and 2020, respectively, and $3,600 in the eighteen months ended September 30, 2021. We expect to realize additional rent concessions while a majority of our spas remains closed.

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

A reconciliation of operating income (loss) presented in accordance with GAAP for the three and nine month periods ended September 30, 2021 and 2020 to Adjusted EBITDA (loss) is presented in the table below.

Q3 2021 Results of Operations and Adjusted EBITDA

(Amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
Revenue:	2021	2020	2021	2020
Managed services fees	$—	$—	$16,843	$—
Patient service revenue	25,351	—	25,351	—
Services	1,158	93	1,761	6,779
Products	258	45	402	936
Other	—	63	14	347
Total revenue	26,767	201	44,371	8,062

Cost of sales
Labor	4,277	514	7,419	5,480
Occupancy	587	468	1,511	2,334
Product and other operating costs	8,798	423	16,592	1,737
Total cost of sales	13,662	1,405	25,522	9,551
Depreciation and amortization	852	1,424	2,542	3,875
Impairment/disposal of assets	—	2,227	22	6,319
General and administrative	5,196	4,368	14,350	10,972
Total operating expense	19,710	9,424	42,436	30,717	—
Earnings (loss) from operations	7,057	(9,223)	1,935	(22,655)
Interest income (expense), net	6	(120)	31	(1,856)
Gain (loss) on revaluation of warrants and conversion options	—	2,750	—	(50,917)
Other non-operating expense, net	(381)	(47)	(830)	(389)
Income (loss) before income taxes	6,682	(6,640)	1,136	(75,817)
Income tax expense	(87)	(3)	(79)	(22)
Net income (loss)	6,595	(6,643)	1,057	(75,839)
Net (income) loss attributable to noncontrolling interests	(998)	533	(983)	1,034
Net income (loss) attributable to common shareholders	$5,597	$(6,110)	$74	$(74,805)

Income (loss) from operations	$7,057	$(9,223)	$1,935	$(22,655)
Add back:
Depreciation and amortization	852	1,424	2,542	3,875
Impairment/disposal of assets	—	2,227	22	6,319
Stock-based compensation expense	790	424	2,123	496
Adjusted EBITDA	$8,699	$(5,148)	$6,622	$(11,965)

Results of Operations

Revenue

We recognize revenue from the sale of XpresSpa services when they are rendered at our stores and from the sale of products at the time goods are purchased at our stores or online (usually by credit card), net of discounts and applicable sales taxes. Majority of our spa locations remain closed and therefore generate little revenue.

Through our XpresCheck™ Wellness Centers and under the terms of the Managed Services Agreement (“MSA”) with PCs that in turn contract with physicians and nurse practitioners, we offer testing services to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, as well as the traveling public. We have entered into MSAs with PCs that provide healthcare services to patients. Under the terms of the MSAs which may be modified according to for commercial reasonableness and fair market value, XpresTest provides office space, equipment, supplies, non-licensed staff, and management services to be used for the purpose of COVID-19 and other medical diagnostic testing in return for a management fee. However, as a result of uncertainties around the cash flows of the XpresCheck™ Wellness Centers, we concluded in 2020 that the collectability criteria to qualify as a contract under ASC 606 was not met, and therefore, revenue associated with the monthly management fee would not be recognized until a subsequent reassessment resulted in the MSAs meeting the collectability criteria.  XpresTest recognized revenue of $16,843 (including catch-up revenue of $3,186 for 2020) during the six months ended June 30, 2021, under the MSAs, pursuant to reassessments in 2021, of the MSAs executed in 2020 and amended in 2021, and assessments and reassessments of MSAs executed and amended in 2021 until June 30, 2021 resulting in management’s conclusion that they met the collectability criteria. Any revenue collected not meeting the collectability criteria was recorded as deferred revenue.  Effective, July 1, 2021 (see Note 3), we determined that the PCs are variable interest entities due to its equity holder having insufficient capital at risk, and we have a variable interest in the PCs. In pursuance, the total revenue of $25,351 for the PCs for the three months ended September 30, 2021 were designated as a revenue for us.

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

Other non-operating income (expense), net

Other non-operating income (expense), net primarily includes loss on revaluation of the equity investment to fair value.

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Revenue

	Three months ended September 30,
	2021	2020	Inc/(Dec)
Total revenue	$26,767	$201	$26,566

The increase in revenue was primarily due to patient services revenue generated through managed services agreements with professional medical services companies that provide healthcare services to patients in our XpresCheck™ Wellness Centers (while the majority of XpresSpa locations remain closed), amounting to $25,351 of the total revenue.

Cost of sales

	Three months ended September 30,
	2021	2020	Inc/(Dec)
Cost of sales	$13,662	$1,405	$12,257

The increase in cost of sales was primarily due to the cost of sales of $12,661 incurred in the XpresCheck™ Wellness Centers pursuant to the XpresTest management services agreement and related patient revenue offset by the decreases in occupancy costs as a result of rent concessions received from airports.

Depreciation and amortization

	Three months ended September 30,
	2021	2020	Inc/(Dec)
Depreciation and amortization	$852	$1,424	$(572)

The decrease in depreciation and amortization of approximately 40.2% was primarily due to lower amortization of leasehold improvements in the current period triggered by impairments and disposals of assets recorded in 2020. This decrease was partially offset by depreciation and amortization of $509 related to the recently opened XpresCheck™ Wellness Centers.

General and administrative

	Three months ended September 30,
	2021	2020	Inc/(Dec)
General and administrative	$5,196	$4,368	$828

The increase of approximately19.0% was primarily due to start-up costs associated with XpresTest and the XpresCheckTM Wellness Centers and development of the Treat™ brand.

Gain on revaluation of warrants and conversion options:

	Three months ended September 30,
	2021	2020	Inc/(Dec)
Gain on revaluation of warrants and conversion options	$—	$2,750	$(2,750)

Gain on revaluation of warrants and conversion options represents the gain resulting from the mark to market adjustments of our derivative liabilities as of the end of the reporting period and upon conversion of warrants and convertible debt. The decrease in the gain on revaluation of warrants and conversion options was due mainly to the conversion to equity of the majority of the outstanding warrants and convertible debt during the conversion period.

Other non-operating expense, net

	Three months ended September 30,
	2021	2020	Inc/(Dec)
Other non-operating expense, net	$381	$47	$334

The following is a summary of the transactions included in other non-operating expense, net for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021	2020
Loss on equity investment	$302	$—
Bank fees and financing charges	62	47
Other	17	—
Total	$381	$47

Interest expense, net

	Three months ended September 30,
	2021	2020	Inc/(Dec)
Interest (income) expense	$(6)	$120	$(126)

Interest expense decreased due to significantly lower outstanding debt as a result of conversions of the B3D Note to Common Stock.

Nine months ended September 30, 2021 compared to the Nine months ended September 30, 2020

Revenue

	Nine months ended September 30,
	2021	2020	Inc/(Dec)
Total revenue	$44,371	$8,062	$36,309

The increase in revenue was primarily due to patient service revenue of  $25,351 during the third quarter of 2021 and  MSA fees of of $16,843 for the six months ended June 30, 2021, respectively through managed services agreements with professional medical services companies that provide healthcare services to patients in our XpresCheck™ Wellness Centers  (while the majority of XpresSpa locations remain closed). In addition, the Company saw a slight increase in revenue associated with the XpresSpa locations that opened during the period ended September 30, 2021.

Cost of sales

	Nine months ended September 30,
	2021	2020	Inc/(Dec)
Cost of sales	$25,522	$9,551	$15,971

The increase in cost of sales was primarily due to the cost of sales of $23,760 incurred in the XpresCheck™ Wellness Centers pursuant to the XpresTest management services agreement offset by the decrease in variable costs associated with the decline in XpresSpa revenues and decreases in occupancy costs as a result of rent concessions received from airports.

Depreciation and amortization

	Nine months ended September 30,
	2021	2020	Inc/(Dec)
Depreciation and amortization	$2,542	$3,875	$(1,333)

The decrease in depreciation and amortization of approximately 34.4% was primarily due to lower amortization of leasehold improvements in the current period triggered by impairments and disposals of assets recorded in 2020. This decrease was partially offset by depreciation and amortization of $1,604 related to the recently opened XpresCheck™ Wellness Centers.

General and administrative

	Nine months ended September 30,
	2021	2020	Inc/(Dec)
General and administrative	$14,350	$10,972	$3,378

The increase of approximately 30.8% was primarily due to start-up costs associated with the XpresCheckTM brand, development of the Treat™ brand and additional legal fees related to the resolution of certain legal matters, offset by reduced variable costs related to the closed XpresSpa locations.

Loss on revaluation of warrants and conversion options:

	Nine months ended September 30,
	2021	2020	Inc/(Dec)
Loss on revaluation of warrants and conversion options	$—	$50,917	$(50,917)

Loss on revaluation of warrants and conversion options represents the loss resulting from the mark to market adjustments of our derivative liabilities as of the end of the reporting period and upon conversion of warrants and convertible debt. The decrease in the loss on revaluation of warrants and conversion options was due mainly to the conversion to equity of the majority of the outstanding warrants and convertible debt during 2020.

Other non-operating expense, net

	Nine months ended September 30,
	2021	2020	Inc/(Dec)
Other non-operating expense, net	$830	$389	$441

The following is a summary of the transactions included in other non-operating expense (income), net for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020
Loss on equity investments	$716	$—
Loss on extinguishment of debt	—	182
Bank fees and financing charges	97	207
Other	17	—
Total	$830	$389

Interest expense, net

	Nine months ended September 30,
	2021	2020	Inc/(Dec)
Interest (income) expense	$(31)	$1,856	$(1,887)

Interest expense represents interest and accretion expenses on our convertible debt instruments. Interest expense decreased somewhat due to conversions to Common Stock of the Calm Note and B3D Note during 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents, excluding restricted cash, of $109,161, total current assets of $113,100, total current liabilities of $17,198 and positive working capital of $95,902, compared to a positive working capital of $78,302 as of December 31, 2020.

During the nine months ended September 30, 2021, holders of our December 2020 Investor Warrants, December 2020 Placement Agent Warrants and December 2020 Placement Agent Tail Fee Warrants exercised warrants for a total of 11,223,529 common shares. We received gross proceeds of approximately $19,161. In accordance with the placement agent agreements with H.C. Wainwright & Co., LLC and Palladium, we paid cash fees of $2,154 and issued 842,588 warrants to H.C. Wainwright & Co., LLC at an exercise price of $2.125 per share and 325,500 warrants to Palladium at an exercise price of $1.70 per share.   See Note 11. Stockholders’ Equity to the condensed consolidated financial statements for related discussion.

On August 31, 2021, our board of directors authorized a stock repurchase program that permits the purchase and repurchase of up to 15 million shares of our common stock. The new authorization is currently effective and will be in effect through September 15, 2022. Under the new stock repurchase program, management has discretion in determining the conditions under which shares may be purchased from time to time. The program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Under the program, we purchased and retired 250,000 shares for $450 during the three and nine months ended September 30, 2021.

However, while we have addressed our working capital deficiency and long-term debt, and continue to focus on our overall operating profitability. In addition, the ultimate duration and severity of the ongoing COVID-19 pandemic are uncertain at this time, and may result in additional material adverse impacts on our liquidity position and access to capital. We continue to expand and explore strategic partnerships, right-size our corporate structure, and streamline our operations.

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

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2021, our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our management’s evaluation as of December 31, 2019 identified a material weakness in our internal control over financial reporting. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021,  to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding this conclusion, management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows in conformity with GAAP.

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

Following identification of this control deficiency, commenced remediation efforts by implementing modifications to better ensure that the Company has appropriate and timely reviews on all financial reporting analysis. The material weakness in our internal control over financial reporting will not be considered remediated until these modifications are implemented, in operation for a sufficient period of time, tested, and concluded by management to be designed and operating effectively. In addition, as we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify our remediation plan. Management is testing and evaluating the implementation of these modifications during 2021 to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material misstatement in the Company’s financial statements.

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

Changes in Internal Control over Financial Reporting

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2021, due to a material weakness in our internal control over our financial close and reporting process, which was discovered in 2019, still remaining unmitigated. Management continues to conclude that as of September 30, 2021 we still did not have a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately. As a result of this evaluation, we extensively used outside consultants who possessed the appropriate levels of accounting and controls knowledge to appropriately analyze, record, and disclose accounting matters completely and accurately.

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings.

For information regarding legal proceedings, see Note 14. “Commitments and Contingencies” in our notes to the condensed consolidated financial statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited).”

Item 1A.      Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities Third Quarter 2021 (shares in thousands)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (shares in thousands)
July 1, 2021 - July 31, 2021	—	$—	—	—
August 1, 2021 - August 31, 2021	—	—	—	15,000
September 1, 2021 - September 30, 2021	250	1.8	250	14,750
Total	250	$1.8	250	14,750

(1)	In August 2021, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to 15 million shares of our common stock. This program authorizes the Company to repurchase shares through September 15, 2022 and does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of common stock.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

Exhibit No.	Description
3.1†	Amendment to Bylaws of XpresSpa Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 6, 2021)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herein.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XpresSpa Group, Inc.

Date:	November 15, 2021	By:	/s/ Douglas Satzman
Douglas Satzman
Chief Executive Officer
(Principal Executive Officer)

Date:	November 15, 2021	By:	/s/ James A. Berry
James A Berry
Chief Financial Officer
(Principal Financial and Accounting Officer)