Form 10-K
period 2021-12-31
XpresSpa Group, Inc.
filed 2022-03-31
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of June 30, 2021, the last business day of the registrant’s most recently completed second quarter, was $162,522,363 computed by reference to the closing sale price of $1.54 per share on the Nasdaq Stock Market LLC on June 30, 2021.

As of March 28, 2022, 95,071,210 shares of the registrant’s common stock are outstanding.

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
●the continued closure of many US spa locations;
●our previously identified material weakness related to our internal control over financial reporting, which remains unremediated as of the date of this report;
●our ability to develop and offer new products and services, including Treat, our new travel, health and wellness brand, and our XpresCheck® Wellness Centers launched in 2020;
●our ability to effectively deploy our available cash resources, as well as our ability raise additional capital to fund our operations and business plan, to the extent necessary;
●general economic conditions and level of consumer and corporate spending on health, wellness and travel;
●our ability to secure new locations, maintain or converting existing ones to XpresCheck or Treat locations, and ensure continued customer traffic at those locations;
●our ability to hire a skilled labor force and the costs associated with that labor;
●our ability to accurately forecast the costs associated with opening new retail locations and maintaining or converting existing ones, and the revenue derived from our retail locations;
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

●our compliance with laws and regulations in the jurisdictions in which we do business and any new laws and regulations or changes in existing laws and regulations;
●further regulatory actions in the healthcare sector  that could impact our ability to continue operations;
●the discontinuance of EUA policies that could impact our business
●lawsuits, claims, and investigations that may be filed against us and other events that may adversely affect our reputation; and
●our ability to protect and maintain our intellectual property.

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

PART I

ITEM 1. BUSINESS

Overview

XpresSpa Group, Inc. (“XpresSpa Group”) is one of the leading global travel health and wellness services holding companies. XpresSpa Group currently has three reportable operating segments: XpresSpa®, XpresTest, and Treat™.

XpresSpa Group’s subsidiary, XpresSpa Holdings, LLC (“XpresSpa”) has been a global airport retailer of spa services through its XpresSpa spa locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products.

In March 2020, we temporarily closed all global XpresSpa locations due to the categorization by local jurisdictions of the spa locations as “non-essential services.” XpresSpa reopened 22 locations as of December 31, 2021 as described under "Recent Developments - XpresSpa Premium Spa Services" below.  We will evaluate reopening the remaining XpresSpa spa locations on a location-by-location basis as travel returns and resume normal operations at such selected locations once airport traffic returns to sufficient levels to support operations at a unit level, and achieve adequate unit-level economics, including acceptable profit levels as well as serves our longer-term strategy of offering fully integrated health and wellness services.

Since the beginning of the temporary closure of our XpresSpa locations, we successfully launched our XpresCheck® Wellness Centers, through XpresSpa Group’s subsidiary XpresTest, Inc. (“XpresCheck” or “XpresTest”), offering COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents. XpresCheck has entered into managed services agreements (“MSAs”) with professional medical services companies that provide health care services to patients. The medical services companies pay XpresCheck a monthly fee to operate in the XpresCheck Wellness Centers. Under the terms of the MSAs, we provide office space, equipment, supplies, non-licensed staff, and management services in return for the management fee. Also, we continue to evaluate alternative testing protocols and work in partnership with airlines and others for safe travels.

The third segment is Treat, which is operating through XpresSpa Group’s subsidiary Treat, Inc. (“Treat”) launched in 2021 as our new travel, health and wellness brand transforming the way we provide care to our customers through a suite of health and wellness services supported by an integrated digital platform and a relevant retail offering to the traveling public.

Treat’s on-site centers (currently located in JFK International Airport and opening in April 2022 in Phoenix Sky Harbor International Airport and later this year in Salt Lake City International Airport) provide access to health and wellness services for travelers. Our teams provide travel-related diagnostic testing for virus, cold, flu and other illnesses as well as hydration therapy, IV drips, and vitamin injections. Travelers can purchase time blocks to use our wellness rooms to engage in interactive services like self-guided yoga, meditation and low impact weight exercises or to relax and unplug from the hectic pace of the airport and renew themselves before or after their trip.

Treat offers a website (www.treat.com) and mobile app to complement the offering with relevant health and wellness content designed to help people on the go with information that could impact their travel. The platform provides travelers access to a comprehensive online marketplace of services including global illness tracker tools such as the COVID-19 Requirements Map, on-demand chat care by licensed providers, a health wallet to store personal and family health records (including COVID-19 testing results), and a scheduler to arrange for direct care at one of our on-site locations.

Although we recognize three segments of business, our strategy for the future is to create and leverage a fully integrated set of products and services that are both profitable and scalable across our portfolio of brands. Additionally, we will expand our retail strategy, not only adding more products for sale but aligning those products more efficiently to our service offerings. This product strategy may include, for example, adding fortified water and hydration packets to the delivery of an onsite hydration IV or adding muscle relaxation patches to a neck or back massage to continue treatment after the delivery of the service.

We also plan to build our capability for delivering health and wellness services outside the airport. We believe operating outside of the airport complements our offering and allows us to scale growth faster.

We will be looking to further expand internationally.  While international travel has not picked back up to pre-pandemic levels, we want to be opportunistic in our approach, taking advantage of the current market to grow in preparation for a full return of travel. We believe a strategy for international expansion further advances our overall biosurveillance efforts.

These strategic imperatives will be accomplished through development of an infrastructure specifically focused on enabling scalable and efficient growth.

While management has used all currently available information in assessing our business prospects, the ultimate impact of the COVID-19 pandemic on our XpresCheck Wellness Centers and on our results of operations, financial condition and cash flows remains uncertain and could have a material effect on our business.

Recent Developments

XpresCheck Wellness Centers

XpresCheck’s business has MSAs with state licensed physicians and nurse practitioners, under which we administer COVID-19 testing options, including a Polymerase Chain Reaction (PCR) test and a rapid PCR test. As of the date of this report, there are 15 operating XpresCheck locations operating in 12 airports, including following locations opened since December 31, 2020:

●	On January 12, 2021, we opened our second XpresCheck Wellness Center at Boston’s Logan International Airport. It contains seven separate testing rooms to provide diagnostic COVID-19 testing.

●	On January 20, 2021, we announced the opening of an XpresCheck Wellness Center at Salt Lake City International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On February 16, 2021, we announced the opening of our second XpresCheck Wellness Center at Newark Liberty International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On March 8, 2021, we announced the opening of an XpresCheck Wellness Center at Houston George Bush Intercontinental Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On March 15, 2021, we announced the opening of XpresCheck Wellness Centers at Dulles International and Reagan National Airports in Virginia, containing nine and four separate testing rooms, respectively, to provide diagnostic COVID-19 testing.

●	On April 8, 2021, we announced the opening of an XpresCheck Wellness Center at Seattle-Tacoma International Airport. It contains eight separate testing rooms to provide diagnostic COVID-19 testing.

●	On April 21, 2021, we announced the opening of an XpresCheck Wellness Center at San Francisco International Airport. It contains nine separate testing rooms to provide diagnostic COVID-19 testing.

●	On October 13, 2021, we opened an XpresCheck Wellness Center at Hartsfield-Jackson Atlanta International Airport (ATL) Concourse E, converting a legacy XpresSpa located in Concourse E. It contains six separate testing rooms to provide diagnostic COVID-19 testing.

●	In February 2022, a second XpresCheck Wellness Center opened at Denver International Airport, pre-security in the Great Hall. It contains six separate testing rooms to provide diagnostic COVID-19 testing.

●	In March 2022, we opened an XpresCheck Wellness Center in Orlando International Airport, pre-security, in the South Walk area of the Main Terminal. It contains five separate testing rooms to provide diagnostic COVID-19 testing.

During the fourth quarter of 2021, XpresCheck initiated a $2 million, eight-week pilot program with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo. Under this program, XpresCheck is conducting biosurveillance monitoring at four major U.S. airports (JFK International Airport, Newark Liberty International Airport, San Francisco International Airport, and Hartsfield-Jackson Atlanta International Airport) aimed at identifying existing and new SARS-CoV-2 variants. On January 31, 2022, we announced the extension of the program, bringing the total contract to $5.6 million. Approximately $1.6 million of the original $2 million in revenue was recognized during the fourth quarter of 2021. We anticipate the remaining $4.0 million of the full $5.6 million amount will be realized during the first and second quarters of 2022.

XpresSpa Premium Spa Services

There are currently sixteen operating XpresSpa domestic locations (including one franchise location in Austin-Bergstrom International Airport) and we expect to re-open four additional domestic locations in the near-term. A significant number of the domestic XpresSpa locations are operating approximately eight hours per day during the busiest hours (compared to up to sixteen hours per day pre-pandemic) improving labor productivity. Additionally, XpresSpa implemented a price increase in mid-October 2021 which further improved profitability. As airport volumes improve, we will continue to review our operating hours to optimize revenue opportunity.

During the fourth quarter of 2021, we began testing several new services to take advantage of a growing interest in non-traditional spa services and expansion of our retail offering to align more closely with the services we provide. We are evaluating the success of these new initiatives at each airport on an on-going basis and will incorporate changes to our approach as more of the portfolio is reactivated.

There are also six international locations operating, including three XpresSpa locations in Dubai International Airport in the United Arab Emirates and three XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands. We have also signed for an additional five locations at Istanbul Airport and expect to open the first store during the summer of 2022.

Treat

Treat is our new travel, health and wellness brand transforming the way we access care through a suite of health and wellness services supported by an integrated digital platform and a relevant retail offering to the traveling public.

Treat’s on-site centers (currently located in JFK International Airport and opening in April 2022 in Phoenix Sky Harbor International Airport and later this year in Salt Lake City International Airport) provide access to health and wellness services for travelers. Our teams provide travel-related diagnostic testing for virus, cold, flu and other illnesses as well as hydration therapy, IV drips, and vitamin injections. Travelers can purchase time blocks to use our wellness rooms to engage in interactive services like self-guided yoga, meditation and low impact weight exercises or to relax and unplug from the hectic pace of the airport and renew themselves before or after their trip.

Treat offers a website (www.treat.com) and mobile app to complement the offering with relevant health and wellness content designed to help people on the go with information that could impact their travel. The platform provides travelers access to a comprehensive online marketplace of services including global illness tracker tools such as the COVID-19 Requirements Map, on-demand chat care by licensed providers, a health wallet to store personal and family health records (including COVID-19 testing results), and a scheduler to arrange for direct care at one of our on-site locations.

Share Repurchase Program

During 2021, the Company executed on its share repurchase program, repurchasing and redeeming 4,702,072 shares at average cost of $1.66 per share, for a total of $7.8 million.

During March 2022, the Company continuing to execute on its share repurchase program, repurchased 7,142,446 shares at average cost of $1.55 per share, for a total of $11.1 million.

HyperPointe Acquisition

In January 2022, we announced and closed on the acquisition of GCG Connect, LLC d/b/a HyperPointe.  HyperPointe is a leading digital healthcare and data analytics relationship marketing agency servicing the global healthcare and pharmaceutical industry. HyperPointe has significant experience in patient and healthcare professional marketing and deep technological experience with CXM (customer experience management) and data analytics. Since June 2020, HyperPointe’s management team and suite of services and technology have been used to develop and deploy the technological infrastructure needed to scale the growth of our XpresCheck business HyperPointe’s experience in this space continues to serve the XpresCheck business and should play a critical role in the expansion of on-going biosurveillance efforts.

Terms of the transaction were $5.6 million in cash, and $1 million in common stock, as well as potential additional earn-out payments of up to $7.5 million over a three-year timeframe based upon future performance; these earn-out payments may be satisfied in cash or common stock or a combination thereof subject to various terms and conditions.

HyperPointe currently operates as a stand-alone entity within XpresSpa Group. Ezra Ernst, the current Chief Executive Officer (“CEO”) of HyperPointe, also serves as CEO of XpresCheck, reporting to Scott Milford, XpresSpa Group’s CEO. Mr. Ernst is spearheading efforts to further integrate XpresCheck’s biosurveillance screening and testing business with HyperPointe’s customer experience management technology and data management know how in the healthcare and pharmaceutical verticals to further drive new revenue opportunities.

Reverse Stock Split

On June 11, 2020, we effected a 1-for-3 reverse stock split, whereby every three shares of our common stock was reduced to one share of our common stock and the price per share of our common stock was multiplied by 3. All references to shares and per share amounts have been adjusted to reflect the reverse stock split.

Our Strategy and Outlook

We believe that our company is well positioned to benefit from consumers’ growing interest and pent-up demand in travel health and wellness and increasing demand for health and wellness related services and products. Our go-forward plan includes the expansion and integration of products and services across our three brands; the execution of an ‘off-airport’ strategy to deliver more products and services; the implementation of an international expansion plan; and ensuring we can scale our growth in a responsible way that drives shareholder value.

XpresSpa was created for travelers to address the stress and idle time spent at the airport, allowing travelers to spend this time relaxing and focusing on personal care and wellness. It is a well-recognized and popular airport spa brand with a dominant market share in the United States, with nearly three times the number of domestic locations as its closest competitor.

As travel needs changed based on new health and passenger safety concerns resulting from the COVID-19 pandemic, in 2020, we created a companion company, XpresCheck, which is also in airports and which offers COVID-19 testing and other medical diagnostic testing services to airport employees and the traveling public.

Further, the Company continues developing Treat, a travel health and wellness brand that is positioned for a post-pandemic world and that leverages our historic travel wellness experience and newly acquired healthcare expertise. The Company sees this concept evolution as a significant opportunity to be a category innovator in a new niche industry where it can leverage technology in addition to its existing real estate and airport experience in providing travelers with peace of mind and access to integrated care.

While COVID-19 testing will be available under this new brand, the broader suite of services may include: pre-travel health and wellness planning.  Treat’s on-site centers (currently located in JFK International Airport and in April 2022 in Phoenix Sky Harbor International Airport and later this year in Salt Lake City International Airport) intend to provide access to health and wellness services for travelers. Our teams provide travel-related diagnostic testing for virus, cold, flu and other illnesses as well as hydration therapy, IV Drips, and vitamin injections. Travelers can purchase time blocks to use our wellness rooms to engage in interactive services like self-guided yoga, meditation and low impact weight exercises or to relax and unplug from the hectic pace of the airport and renew themselves before or after their trip.

Although we recognize three segments of business, our strategy for the future, is to create and leverage a fully integrated set of products and services that are both profitable and scalable across our portfolio of brands. Additionally, we will expand our retail strategy, not only adding more products for sale but aligning those products more efficiently to our service offerings. For example, adding fortified water and hydration packets to the delivery of an onsite hydration IV or adding muscle relaxation patches to a neck or back massage to continue treatment after the delivery of the service.

We also plan to build our capability for delivering health and wellness services outside the airport. We believe operating outside of the airport complements our offering and allows us to scale growth faster.

We will be looking to further expand internationally.  While international travel has not picked back up to pre-pandemic levels, we want to be opportunistic in our approach, taking advantage of the current market to grow in preparation for a full return of travel. We believe a strategy for international expansion further advances our overall biosurveillance efforts.

These strategic imperatives will be accomplished through development of an infrastructure specifically focused on enabling scalable and efficient growth.

Impairment

We completed an assessment of our property and equipment and operating lease right of use assets for impairment as of December 31, 2021. Based upon the results of the impairment test, we recorded an impairment expense related to property and equipment and operating lease right of use assets of $90,130 and $747,497 respectively, during the year ended December 31, 2021, which is included in Impairment/disposal of assets in our consolidated statements of operations and comprehensive income (loss). The expense was primarily related to the impairment of leasehold improvements made to certain XpresSpa spa locations and operating lease right of use assets where management determined that the locations discounted future cash flows were not sufficient to recover the carrying value of these assets over the remaining lease term.

We completed an assessment of our intangible assets for impairment as of December 31, 2021 and determined that these assets were not impaired as the majority of the assets are related to our new business brand Treat which opened its first location in December 2021. It is still too early to determine impairment for Treat due to its early business stage.

In 2020 we recorded an impairment expense of approximately $5.0 million, $3.9 million, and $6.3 million related to property and equipment, intangible assets, and operating lease right of use assets, respectively, which is included in Impairment/disposal of assets in our consolidated statements of operations and comprehensive loss as of December 31, 2020. This expense was related to the impairment of the XpresSpa trademarks, where management determined that in light of the effect of the COVID-19 pandemic, the XpresSpa brand’s discounted future cash flows were not sufficient to recover the carrying value of these assets.

The full extent to which COVID-19 will impact our results will depend on future developments, which are highly uncertain and cannot be predicted with accuracy, including new information which may emerge concerning the severity of the virus, the actions to contain or treat its impact and vaccinations.

The impact of the COVID-19 pandemic could continue to have a material adverse effect on our XpresSpa business, results of operations, financial condition, liquidity and prospects in the near-term and beyond 2022. While we have used all currently available information in our forecasts, the ultimate impact of the COVID-19 pandemic on our results of operations, financial condition and cash flows is highly uncertain. Our results of operations, financial condition and cash flows are dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which at the present time are highly uncertain and cannot be predicted with accuracy.

Chief Executive Officer Transition

Mr. Scott R. Milford, previously our Chief Operating Officer was promoted to the CEO effective January 19, 2022.   Mr. Milford, 57, has served as the Company’s Chief People Officer since July 2019 until his promotion to the Chief Operating Officer in December 2020. Before joining the Company, he served as VP, People Operations of SoulCycle from January to July 2019. Prior to that, he served as Chief People Officer for Bayada Home Health during 2018. Previously, he was Senior Vice President – Human Resources for Le Pain Quotidien from 2016 to 2018, and Senior Vice President – Human Resources for Town Sports from 2009 to 2015. His other relevant experience includes senior Human Resources leadership positions at Starbucks Coffee Company (2003-2008), Universal Music Group (1999-2003), and Blockbuster Entertainment and its parent Viacom International (1991-1999).

Competition

Our domestic units operate within many of the largest and most heavily trafficked airports in the United States. The balance of the domestic market is highly fragmented and is represented largely by small, privately-owned entities.  The largest domestic competitor operated 21 locations in11 airports in the United States.

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

We believe that XpresSpa Group is well positioned to benefit from consumers’ growing interest in health and wellness and increasing demand for products and services designed to improve overall health and well-being.

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

Equally as important to the industry growth is XpresSpa Group’s flexible, valuable and desirable retail format and footprint within the airport retail segment. Before the pandemic, XpresSpa Group historically opened multiple locations annually, which have ranged in size from 200 square feet to 2,600 square feet, with a typical size of approximately 800 square feet.

XpresSpa Group has been able to adapt its operating model to almost any size location available in space constrained airports. This increased flexibility compared to other retail concepts has allowed, and will continue to allow XpresSpa Group to operate multiple stores within an airport, including in some cases for different concepts.

XpresSpa Group believes that its operating metrics represent an attractive return on invested capital and, as a result, is pursuing new locations at airports and terminals around the country. Historically, XpresSpa has won the majority of all requests for proposal (“RFP”) in which it has participated.

Due to the COVID-19 outbreak, effective March 24, 2020, we temporarily closed all global spa locations, largely due to the categorization of our spa locations by local jurisdictions as “non-essential services”. Normal market conditions and travel behavior were negatively impacted by the COVID-19 outbreak. Similar to many businesses in the travel sector, our business has been materially and adversely impacted by the COVID-19 outbreak. Most of the domestic travel restrictions have been lifted as of December 31, 2021 and we believe that travel conditions are slowly returning to pre pandemic level. We have reopened sixteen locations out of our total domestic portfolio of thirty one Spas.  As travel slowly returns, our intention is to continue to review our portfolio and reopen spas once airport traffic returns to sufficient levels to support our operations and achieve adequate unit-level economics, including acceptable profit levels as well as serves our longer-term strategy of offering fully integrated health and wellness services.

The market for XpresCheck is predominantly airline passengers requiring a negative COVID test at their destinations to avoid quarantine, with much smaller components of airline employees and general public electing testing at the airport.  We believe this market will continue to exist into and potentially beyond 2023, albeit with some changes in the size and test types.

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

Employees

As of March 15, 2022, we had approximately 363 full-time and 66 part-time employees of XpresSpa Group. We consider our relationships with our employees to be good.

Corporate Information

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

Risk Factor Summary

Risks Related to our Financial Condition and Capital Requirements

●	The ongoing outbreak and continued spread of COVID-19 throughout the United States and worldwide may continue to adversely affect our business operations, employee availability, financial condition, liquidity and cash flow for an extended period of time.
●	We may be unable to remediate the material weakness in our internal control over financial reporting that we identified, or otherwise to maintain effective internal control over financial reporting.
●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
●	Global economic and market conditions may adversely affect our business, financial condition and operating results.
●	Increasing inflation could adversely affect our business, financial condition, results of operations or cash flows.
●	Our business requires substantial capital expenditures and we may not have access to the capital required to maintain and grow our operations.
●	We may in the future be required to consolidate/unconsolidate the assets, liabilities, and results of operations of certain of our XpresCheck business, which could have an adverse impact on our results of operations, financial position, and gross margin.

Risks Related to our Business Operations

●	We have comparatively limited operating history in the diagnostic testing and vaccination industry.
●	We have risks associated with long-term formal contracts and relationships with professional practices for operation of the COVID-19 and other medical testing and vaccination services in our Treat and XpresCheck Wellness Centers.
●	We may be unable to successfully secure new locations for, or transition our existing spa facilities or XpresCheck Wellness Centers into, facilities related to our new travel health and wellness concept.
●	Any delays or difficulties securing laboratory substances, equipment and other materials used for COVID-19 tests could disrupt our operations and materially harm our business.
●	The COVID-19 testing technology we have chosen may not perform as expected, as a result of human error or otherwise, may be replaced in the future by different or cheaper technology, and may not aid in the testing of future variants of the virus.
●	Any disputes relating to improper handling, storage or disposal of the potentially hazardous materials, chemicals and patient samples in our XpresCheck diagnostic testing and vaccination business could be time consuming and costly.
●	Changes in laws and regulations to which our business is subject, or failure to comply with existing or future laws and regulations, could result in increased costs and the imposition of fines or penalties.
●	Changes in the way that the FDA regulates COVID-19 tests could result in the additional expense in offering tests and would affect the profitability of our Treat and XpresCheck businesses.
●	Our professional practice partner’s failure to accurately bill for testing services, or to comply with applicable laws relating to government healthcare programs, could adversely affect our business.
●	We depend on third parties to provide services critical to our XpresCheck diagnostic testing and vaccination business, and we would by adversely impacted by their failure to comply with applicable laws and regulations or breaches of their information technology systems.
●	Our business operations may be materially impaired if we do not comply with privacy laws or information security policies, including laws protecting health information and personal data.
●	Hardware and software failures or delays in our information technology systems or payment systems could disrupt our operations and cause the loss of confidential information, customers and business opportunities.

●	Delays in the processing of special permits, applications and licenses by state and federal departments may result in contractual delays.
●	Our capital expenditures for Treat may not generate a positive return and we will incur significant additional costs.
●	We rely on international and domestic airplane travel, and the time that airline passengers spend in United States airports post-security.
●	We rely on a limited number of distributors and suppliers for certain of our products, and events outside our control may disrupt our supply chain and ultimately cause us to lose our concessions.
●	Our operating results may fluctuate significantly due to factors beyond our control.
●	Our expansion into new airports or off-airport locations may present increased risks due to our unfamiliarity with those areas.
●	We may not be able to execute our growth strategy to expand and integrate new concessions or future acquisitions into our business or remodel existing concessions.
●	If the estimates and assumptions we use to determine the size of our market are inaccurate, our future growth rate may be impacted.
●	We currently rely on a skilled, licensed labor force to provide services, and the supply of this labor force is finite.
●	Unionization of our labor force or continued minimum wage increases could increase our cost of labor.
●	We compete for new locations in airports and may not be able to secure new locations.
●	We may not be able to predict accurately or fulfill customer preferences or demands.
●	Our leases may be terminated, either for convenience by the landlord or as a result of an XpresSpa default.
●	Our ability to operate depends on the traffic patterns of the terminals in which we operate.
●	We are dependent on our local partners.
●	Failure to comply with minimum airport concession disadvantaged business enterprise participation goals and requirements could lead to lost business opportunities or the loss of existing business.
●	If we are unable to protect our customers’ credit card data and other personal information, we could be exposed to data loss, litigation and liability, and our reputation could be significantly harmed.
●	Negative social media regarding XpresSpa, XpresCheck, and Treat could result in decreased revenues and impact our ability to recruit workers.
●	We source, develop and sell products that may result in product liability defense costs and product liability payments.
●	We have commenced legal proceedings and/or licensing discussions with security, content distribution and/or telecommunications companies, which may be time consuming, may fail to lead to a license, or may result in litigation.
●	We may fail or be unable to protect our patents, trademarks or other proprietary rights we use.
●	We and our subsidiaries have been, are, and may become involved in litigation that could divert management’s attention and harm our businesses.
●	Our recent acquisition of HyperPointe, and any future acquisitions or business opportunities, could involve unknown risks that could harm our business and adversely affect our financial condition and results of operations.
●	Laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our XpresCheck and Treat businesses, and the failure to comply with such laws could subject us to penalties or require a restructuring of our business.

Risks Related to Capital Stock

●	The market price of our common stock historically has been and likely will continue to be highly volatile, and our common stock has historically traded in low volumes.

●	Future sales of our shares of common stock or the exercise of a substantial number of warrants or options could cause the market price of our common stock to drop significantly, even if our business is otherwise performing well.
●	We have no current plans to pay dividends on our common stock, and our investors may not receive funds without selling their stock.
●	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

Risks Related to our Financial Condition and Capital Requirements

The ongoing outbreak and continued spread of COVID-19 throughout the United States and worldwide, may continue to adversely affect our business operations, employee availability, financial condition, liquidity and cash flow for an extended period of time.

The COVID-19 outbreak continues to have an impact on the global economy, resulting in rapidly changing market and economic conditions. Similar to many businesses in the travel sector, our business has been materially adversely impacted by the recent COVID-19 outbreak due to the restrictions on travel that have been implemented from time to time. Effective March 24, 2020, we temporarily closed all global spa locations, largely due to the categorization of our spa locations by local jurisdictions as “non-essential services” in connection with the outbreak of COVID-19. This initially created a materially adverse impact on our cash flows from operations and caused a liquidity crisis, and continues to adversely affect our spa business even as we have gradually re-opened many of our spa locations. Ongoing significant reductions in business related to our spa business could cause further loss of sales and profits and other material adverse effects. The continuing impact of COVID-19 on our spa business, and as our result financial results, liquidity and cash flows, depends on future developments, including new information that may emerge concerning future variants, the severity of those variants and action taken to contain or prevent further spread within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. Government and private sector responsive actions to the current outbreak, and fluctuations in severity due to changes in the coronavirus causing COVID-19 and impacts in various geographies, may continue to adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the future spread of COVID-19 as the situation continues to rapidly evolve.  Even as travel and other activities return to normalized, pre-pandemic levels, the ongoing development and evolution of the COVID-19 outbreak continues, and we expect there will continue to be significant and material disruptions to our operations, which will have a material adverse effect on our business, financial condition and results of operations.

In connection with the preparation of our annual financial statements for the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting, and that weakness has not been fully remediated as of December 31, 2021. Any continuing failure to maintain effective internal control over financial reporting could have a material adverse effect on our results of operations and financial position.

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

We are currently still considering the full extent of, and implementing, procedures to implement in order to remediate the material weakness described above. Our preliminary remediation plan, complemented by our existing outsourced internal audit procedures, includes implementing a more robust review process, an increase in the supervision and monitoring of the financial reporting processes and our accounting personnel, and implementing better controls over calculations, analysis and conclusions associated with non-routine transactions at a more precise level. Moreover, we hired a new chief financial officer in December 2020 and a new corporate controller in March 2021, and such individuals are critical to the implementation of such procedures.  However, notwithstanding this remediation plan, and the steps taken in fiscal year 2021, management concluded that the control deficiency continued to represent a material weakness and accordingly our internal control over financial reporting was not effective as of December 31, 2021,

We cannot assure you that any of our remedial measures will be effective in resolving this material weakness. If our management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if additional material weaknesses in our internal controls are identified in the future, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate, qualified financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could adversely affect our results of operations and financial condition.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, our estimated aggregate total net operating loss carryforwards (“NOLs”) were $150.9 million for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $56.3 million for U.S. federal purposes with an indefinite life due to new regulations in the Tax Cuts and Jobs Act of 2017. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain stockholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Additionally, the Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, our ability to utilize all such NOL and credit carryforwards may be limited. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

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

Our business plan depends significantly on worldwide economic conditions and our success is dependent on consumer spending, which is sensitive to economic downturns; inflation and any associated rise in unemployment; declines in consumer confidence; adverse changes in exchange rates; increases in interest rates; the impact of high energy, fuel, food and healthcare costs; , deflation, direct or indirect taxes, increases in consumer debt levels; fears of war or actual conflicts, such as the Russian invasion of Ukraine, civil unrest, terrorism or violence; and increased stock market volatility. As a result, economic downturns may have a material adverse impact on our business, financial condition and results of operations. Moreover, uncertainty about global economic conditions poses a risk as businesses and individuals may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This could have a negative effect on corporate and individual spending on health and wellness and travel. These factors, taken together or individually, could cause material harm to our business, financial condition and results of operations.

Increasing inflation could adversely affect our business, financial condition, results of operations or cash flows.

Inflation and some of the measures taken by or that may be taken by the governments in countries where we operate in an attempt to curb inflation may have negative effects on the economies of those countries generally. If the United States or other countries where we operate experience substantial inflation in the future, our business may be adversely affected. In addition, we may not be able to adjust the prices we charge for our products and services to offset the impact of inflation on our expenses, leading to an increase in our operating expenses and a reduction in our margins. This could have a material adverse impact on our business, financial condition, results of operations or cash flows.

Our business requires substantial capital expenditures and we may not have access to the capital required to maintain and grow our operations.

The development of our new branding concept in the travel health and wellness space, as well as maintaining and expanding our operations in our existing and new locations and expanding our testing operations, are all capital intensive activities. Specifically, the construction, redesign and maintenance of our locations in airport terminals where we operate, technology costs, and compliance with applicable laws and regulations require substantial capital expenditures. Moreover, the creation of a digital platform in the travel health and wellness space will take substantial capital resources.  In connection with all of the foregoing, we will require significant capital to fund our operations and respond to potential strategic opportunities, such as investments, acquisitions and expansions.

Since mid-2020, we have been able to obtain additional capital through access to the equity markets, selling our common stock and warrants.  While we have mitigated the cash crisis we faced in the first half of 2020 and are cash flow positive in our XpresCheck business, throughout our operating history prior to the successful launch of our XpresCheck business, we did not generate sufficient cash from operations to fund new store development.  Accordingly, we will be dependent upon managing and effectively deploying our existing cash resources and may require additional funding to fully realize the design and implementation of our travel health and wellness concept.  If and to the extent we determine it is necessary or desirable, we may not be able to obtain such additional financing, through equity capital when needed, on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock.  Moreover, our ability to raise additional equity capital will be constrained because we have relatively few authorized shares of common stock that are not issued and outstanding or reserved for future issuance, and we may need to increase our authorized shares or undertake a reverse stock split in the near future to maintain our flexibility in access the equity capital markets. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our business plans. Any such financing that we undertake will likely be dilutive to our current stockholders.

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

We may in the future be required to consolidate/unconsolidated the assets, liabilities, and results of operations of certain of our XpresCheck business, which could have an adverse impact on our results of operations, financial position, and gross margin.

The Financial Accounting Standards Board has issued accounting guidance regarding variable interest entities (“VIEs”) that affects our accounting treatment of our XpresCheck business. To ascertain whether we are required to consolidate an entity, we determine whether it is a VIE and if we are the primary beneficiary in accordance with the accounting guidance. Factors we consider in determining whether we are the VIE’s primary beneficiary include the decision-making authority of each partner, which partner manages the day-to-day operations of the joint venture and each partner’s obligation to absorb losses or right to receive benefits from the joint venture in relation to that of the other partner. Changes in the financial accounting guidance, or changes in circumstances within our XpresCheck business, could lead us to determine that we have to consolidate/unconsolidate the assets, liabilities, and results of operations of those businesses. The consolidation/unconsolidation of our VIEs could have a material adverse impact on our results of operations, financial position, and gross margin. In addition, we may enter into future joint ventures or make other equity investments, which could have an adverse impact on us because of the financial accounting guidance regarding VIEs.

Risks Related to our Business Operations

We have comparatively limited operating history in the diagnostic testing and vaccination industry.

Despite our management’s extensive experience in health and wellness services and commencing XpresCheck’s diagnostic testing and vaccination services in 2020, we still have relatively limited operating history in the that business, including providing management services to a professional practice offering diagnostic testing or vaccination services. We face substantial risks and uncertainties to which our new diagnostic testing and vaccination line of business is subject. To address these risks and uncertainties, we must, among other things, successfully execute our business strategy, respond to competitive developments and attract and retain qualified personnel. We cannot assure you that we will operate profitably or that our business strategy will be successful. As a result, our diagnostic testing and vaccination line of business may not succeed.

We have risks associated with long-term formal contracts and relationships with professional practices for the ordering of and collection of samples for, or with laboratories for the performance of, COVID-19 and other medical testing and vaccination services in our Treat and XpresCheck® Wellness Centers.

We began offering COVID-19 and other medical testing services, as well as and certain seasonal vaccines in XpresCheck™ Wellness Centers. Beginning in June 2020, we began establishing formal contractual relationship with professional practices for the ordering of and collection of samples for, and with clinical laboratories for the performance, of COVID-19 testing. These contractual relationships generally provide for an initial one-year periods, with automatic one-year renewals, unless otherwise terminated by either party.  We may never formalize longer-term arrangements with a professional practice or clinical laboratory for these purposes and may never conduct diagnostic testing and vaccination operations on a widescale basis. Conversely, our current arrangements may restrict our flexibility if the contractual arrangements are not on favorable terms.  In either case, there can be no assurances that we will be able to execute our current plans or generate substantial revenue associated with our current XpresCheck COVID-19 testing and other medical testing and vaccines plans, including any COVID-19 vaccine that might become available in the future.

We may be unable to successfully secure new locations for, or transition our existing spa facilities or XpresCheck Wellness Centers into, facilities related to our new travel health and wellness concept.

As we transition our business to our new travel health and wellness concept, there can be no assurances that we will be able to open locations or renovate our other existing spa or XpresCheck facilities for the purpose of delivering the services planned in our new concept.  In addition, to the extent we determine to open new XpresCheck Wellness Centers or further expand our initial sites, there can be no assurance that such locations will be available or that we will be able to renovate our other existing spa facilities for the purpose of operating such additional XpresCheck locations. In addition, we have expanded our testing capabilities to include rapid testing services for other communicable diseases, including influenza, COVID-19, RSV, Flu A&B, as well as seasonal flu vaccination services which may require additional renovations and costs. If we are unable to successfully transition our existing facilities to locations at which we will deliver our new health and wellness concept or deliver COVID-19 testing or other medical testing and vaccination services due to issues with lease agreements, permits, licenses or other delays, we will not be able to move forward with our planned business transition.

We rely on a limited number of professional practices and suppliers and, in some cases, a single professional practice or supplier, for the COVID-19 test and certain of the laboratory substances, equipment and other materials used for COVID-19 tests, and any delays or difficulties securing these materials could disrupt our operations and materially harm our business.

We contract with a limited number of professional practices for the ordering of and collection of samples for COVID-19 testing. We currently rely on a limited number of suppliers for test kits, seasonal flu vaccines, collection supplies, reagents, and various other equipment and materials we currently use in performing COVID-19 or other medical testing or for administering seasonal flu vaccines, and we may not be able to increase our number of suppliers significantly for these items. In addition, our competitors may have more substantial resources and may have access to these materials, which may reduce their availability to us, increase our costs or both.  Although we currently have long-term agreements with a relatively limited number of professional practices and suppliers, these professional practice partners or suppliers could cease supplying these services or tests, materials and equipment to us due to disruptions in the professional practice’s or supplier’s operations, a determination to pursue other activities or lines of business, or for other reasons, or the professional practice or supplier could fail to provide us with sufficient quantities of services or materials that meet our specifications. Transitioning to a new professional practice or supplier or locating a temporary substitute, even if available, would be time-consuming and expensive, could result in interruptions in or otherwise affect the performance specifications of our intended operations, or could require that we revalidate the tests we use. In addition, the use of services, equipment or materials provided by a replacement professional practice or supplier could require us to alter our future operations and procedures. Moreover, we believe there are currently only a limited number of manufacturers that are capable of supplying and servicing some of the equipment and other materials necessary for our intended operations. As a result, replacement equipment and materials that meet our quality control and performance requirements may not be available on reasonable terms, in a timely manner or at all. If we encounter delays or difficulties securing, reconfiguring or revalidating the equipment, reagents and other materials required for administering tests, our operations could be materially disrupted and our business, financial condition, results of operations, and reputation could be adversely affected. We also may experience services or supply issues as we increase the volume or scope of our testing and vaccination services.

The COVID-19 testing technology we have chosen may not perform as expected, as a result of human error or otherwise, may be replaced in the future by different or cheaper technology, and may not aid in the testing of future variants of the virus.

In June 2020, our professional practice partner began performing point of care COVID-19 testing at our JFK Airport XpresCheck location, and our testing service has since expanded to 15 locations in 12 airports across the US. Our success will depend on the COVID-19 and other communicable diseases testing technology we have chosen to use to continue provide a reliable, high-quality diagnostic result. Diagnostic testing for COVID-19 still remains relatively new, and there is no guarantee that the COVID-19 test technology we are currently using, or that we may choose to use in the future, will be accurate. Moreover, if testing technology becomes significantly cheaper in the future, our business could be harmed because the amount we can charge for testing services, and our margins on our testing business, may be reduced.

In addition, we believe that customers will be particularly sensitive to COVID-19 test defects and errors. As a result, the failure of the chosen tests to perform as expected could significantly impair our reputation and the public image of the tests we use. There can be no assurance that the COVID-19 test technology will be broadly adopted for use. Moreover, while we believe the COVID-19 test technology we are currently using is effective for the current variants of COVID-19, a new variant could emerge that requires a different testing methodology or technology, and we may not have access to that technology, or it may not exist at the time of the emergency of any such new variants. As a result, the failure or perceived failure of the chosen tests to perform as expected could have a material adverse effect on our business, financial condition, results of operation and cash flows. If there is little or no demand for the COVID-19 test, because of these quality concerns or because of other, less expensive testing options, our business could be materially harmed. Moreover, as testing technology evolves, develops and improves over time, we may not be able to identify and gain access to the latest and best COVID-19 testing methodologies and equipment.

There can be no assurance that demand for our COVID-19 testing services will continue in the future at the levels we have experienced recently or that we expect going forward, because of the success of containment efforts and vaccines, widespread availability of testing at other locations or at a greatly reduced cost, or due to other events. If there is no demand for our COVID-19 testing services or demand is significantly lower than we expect, our business will be materially harmed.

Our COVID-19 testing and other medical testing and vaccination capabilities are subject to risks around test pricing, availability and acceptance in the market or by countries or states that are imposing travel or quarantine restrictions.

Our ability to successfully offer COVID-19 tests will depend significantly on the continued perception that the tests used by our professional practice partner can reduce transmission risk and are reliable.  In addition, COVID-19 testing materials may become substantially cheaper and more widely available, either of which would have an adverse effect on the necessity of our services and the profitability of our XpresCheck business.  Moreover, we cannot assure you regarding the availability of, or our access to, various COVID-19 vaccinations. These apps would directly link into COVID-19 test results from there partnered labs, so that passengers would be able to show their test results through these apps to airlines and destinations in order to facilitate a hassle-free entry and avoid quarantines, where applicable. However, there can be no assurance as to the degree to which our public testing model assists passengers meet testing requirements for entry into, or avoidance of quarantine in various countries, and we may not be able to execute our COVID-19 testing strategy and our business results may be harmed.

In addition, our testing capabilities currently include rapid testing services for other communicable diseases, including influenza, COVID-19, RSV, Flu A&B, as well as seasonal flu vaccines. This requires us to expend additional funds and efforts to obtain medical testing supplies for these additional communicable diseases and to market our capabilities in these additional areas. Demand for these additional testing and vaccination services may never meet anticipated levels, which would have a material adverse effect on our business, financial condition and results of operations.

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

services, and “direct-bill” laws which may limit our ability to purchase services from a laboratory and bill for the services ordered; and
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

Changes in the way that the FDA regulates COVID-19 tests could result in the additional expense in XpresCheck offering tests and would affect the profitability of our XpresCheck business.

Historically, the U.S. Food and Drug Administration (“FDA”) has exercised enforcement discretion with respect to most laboratory-developed tests (“LDTs”) and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). In recent years, however, the FDA publicly announced its intention to regulate certain LDTs and issued two draft guidance documents that set forth a proposed phased-in risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. However, these guidance documents were withdrawn at the end of the Obama administration and replaced by an informal discussion paper reflecting some of the feedback that FDA had received on LDT regulation. The FDA acknowledged that the discussion paper in January 2017 does not represent the formal position of the FDA and is not enforceable. Nevertheless, the FDA wanted to share its synthesis of the feedback that it had received in the hope that it might advance public discussion on future LDT oversight. Notwithstanding the discussion paper, the FDA continues to exercise enforcement discretion and may decide to regulate certain LDTs on a case-by-case basis at any time, which could result in additional expense in offering tests. Until the FDA finalizes its regulatory position regarding LDTs, or other legislation is passed reforming the federal government’s regulation of LDTs, it is unknown how the FDA may regulate tests we use in the future and what testing and data may be required to support any required clearance or approval.

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

We depend on third parties to provide services critical to our XpresCheck diagnostic testing and vaccination business, including supplies, ground and air transport of clinical and diagnostic testing supplies and specimens, vaccinations, research products, and people, among other services. Third parties that provide services to us are subject to similar risks related to security of customer-related information and compliance with U.S., state, local, or international environmental, health and safety, and privacy and security laws and regulations as those faced by us. Any failure by third parties to comply with applicable laws, or any failure of third parties to provide services more generally, could have a material impact on us, whether because of the loss of the ability to receive services from the third parties, our legal liability for the actions or inactions of third parties, or otherwise. In addition, third parties to whom we outsource certain services or functions may process personal data, or other confidential information belonging to us. A breach or attack affecting these third parties could also harm our business, results of operations and reputation.

Our business operations and reputation may be materially impaired if we do not comply with privacy laws or information security policies.

We collect, generate, process or maintain sensitive information, such as patient data and other personal information. If we do not use or adequately safeguard that information in compliance with applicable requirements under federal, state and international laws, or if it were disclosed to persons or entities that should not have access to it, our business could be materially impaired, our reputation could suffer and we could be subject to fines, penalties and litigation. In the event of a data security breach, we may be subject to notification obligations, litigation and governmental investigation or sanctions, and may suffer reputational damage, which could have an adverse impact on our business.  For example, in 2021, there were two HIPAA breaches that were reported to Health and Human Services, concerning our JFK and SLC XpresCheck locations, after which the team reinforced HIPAA training and counseled the responsible individuals.

We are subject to laws and regulations regarding protecting the security and privacy of certain healthcare and personal information, including: (a) at the federal level, HIPAA and the regulations thereunder, which establish (i) a complex regulatory framework including requirements for safeguarding protected health information and (ii) comprehensive federal standards regarding the uses and disclosures of protected health information; and (b) state laws, including the California Consumer Privacy Act.

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

Our capital expenditures in XpresCheck Wellness Centers may not generate a positive return and we will incur significant additional costs.

Our capital expenditures may not generate a positive return. Significant capital expenditures will be required to construct new XpresCheck Wellness Centers or renovate our existing spa facilities to accommodate our proposed new business model. No assurance can be given that our future capital expenditures will generate a positive return or that we will have adequate capital available to finance such construction or renovations. If we are unable to, or elect not to, pay for costs associated with such construction or renovations, the ability of our professional practice partner to order or perform COVID-19 or other medical testing could be limited, and our competitive position could be harmed.

Additionally, we expect to incur significant additional costs as we expand the ability of our professional practice partner to perform on-site COVID-19 and other medical testing in XpresCheck Wellness Centers. The COVID-19 outbreak could disrupt our future supply chain, including by impacting our ability to secure COVID-19 or other testing supplies and to provide personal protective equipment for our employees in our testing locations. For similar reasons, the COVID-19 pandemic has also adversely impacted, and may continue to adversely impact, third parties that will be critical to our business, including vendors, suppliers, and business partners. These developments, and others that are difficult or impossible to predict, could materially impact our business, financial results, cash flows, and financial position.

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

The number of airline travelers has been extremely volatile since the onset of COVID-19 in March 2020.  If the number of airline travelers remains at lower levels (or decreases further), the time that these travelers spend post-security decreases, and/or if travelers’ ability or willingness to pay for XpresSpa’s products and services diminishes, this could have an adverse effect on XpresSpa’s growth, business activities, cash flow, financial condition and results of operations. Some reasons for these events could include:

●	the impact of a public health epidemic, including COVID-19, which has interfered and may continue to interfere with our ability, or the ability of our employees, workers, contractors, suppliers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. A public health epidemic, including COVID-19, poses the risk of disruptions from the temporary closure of third-party suppliers and manufacturers, restrictions on the shipment of our products, restrictions on our employees' and other service providers' ability to travel, the decreased willingness or ability of our customers to travel or to utilize our services and shutdowns that may be requested or mandated by governmental authorities. The extent to which COVID-19 will continue to impact our results will depend on future developments related to the virus and its spread, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others;
●	the ongoing closure of a significant number of our spa locations, and the reduced operating hours at those spa locations that have re-opened;
●	terrorist activities (including cyber-attacks) impacting either domestic or international travel through airports where XpresSpa operates, causing fear of flying, flight cancellations, or an economic downturn, fears of war or actual conflicts, such as the Russian invasion of Ukraine, civil unrest, terrorism or violence or any other events of a similar nature, even if not directly affecting the airline industry, may lead to a significant reduction in the number of airline passengers;
●	a decrease in business spending that impacts business travel, such as a recession;

●	a decrease in consumer spending that impacts leisure travel, such as a recession or a stock market downturn or a change in consumer lending regulations impacting available credit for leisure travel;
●	an increase in airfare prices that impacts the willingness of air travelers to fly, such as an increase in oil prices or heightened taxation from federal or other aviation authorities;
●	severe weather, ash clouds, airport closures, natural disasters, strikes or accidents (airplane or otherwise), causing travelers to decrease the amount that they fly and any of these events, or any other event of a similar nature, even if not directly affecting the airline industry, may lead to a significant reduction in the number of airline passengers;
●	as to our spa business, scientific studies that malign the use of spa services or the products used in spa services, such as the impact of certain chemicals and procedures on health and wellness; or
●	streamlined security screening checkpoints, which could decrease the wait time at checkpoints and therefore the time air travelers budget for spending time at the airport.

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

Further, damage or disruption to our supply chain due to any of the following could impair our ability to sell our products: adverse weather conditions or natural disaster, government action, fire, terrorism, cyber-attacks, the outbreak or escalation of armed hostilities  (such as the Russian invasion of Ukraine), pandemics, industrial accidents or other occupational health and safety issues, strikes and other labor disputes, customs or import restrictions or other reasons beyond our control or the control of our suppliers and business partners. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

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

XpresSpa’s growth strategy depends upon transitioning to our travel health and wellness concept, which will expanding into markets (including an online presence) where have little or no meaningful operating experience,  as well as managing our XpresCheck Wellness Center growth. Those markets and locations may have demographic characteristics, consumer tastes and discretionary spending patterns that are different from those in the markets where our existing spa and testing operations are located. As a result, new airport terminal and/or off-airport operations may be less successful than existing concession locations in current airport terminals. XpresSpa may find it more difficult in new markets to hire, motivate and keep qualified employees who can project its vision, passion and culture. XpresSpa may also be unfamiliar with local laws, regulations and administrative procedures, including the procurement of spa services retail licenses, in new markets which could delay the build-out of new concession locations and prevent it from achieving its target revenues on a timely basis. Operations in new markets may also have lower average revenues or enplanements than in the markets where XpresSpa currently operates. Operations in new markets may also take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby negatively affecting XpresSpa’s results of operations.

Our growth strategy is dependent in part on our ability to successfully identify and open new locations.

Implementing the part of our strategy relating to our travel health and wellness concept depends on our ability to successfully identify new locations. We will also need to assess and mitigate the risk of any new locations, to open the location on favorable terms and to successfully integrate their operations with ours. We may not be able to successfully identify opportunities that meet these criteria, or, if we do, we may not be able to successfully negotiate and open new locations on a timely basis. If we are unable to identify and open new locations in accordance with its operating plan, our revenue growth rate and financial performance may fall short of our expectations.

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

We may not be able to execute our growth strategy to expand and integrate new concessions, our recently acquired entity or future acquisitions into our business or remodel existing concessions. Any new concessions, future acquisitions or remodeling of existing concessions may divert management resources, result in unanticipated costs, or dilute the ownership of our stockholders.

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

In addition, we may encounter difficulties integrating expanded or new concessions or any acquisitions, including our recent acquisition of HyperPointe. Such expanded or new concessions or acquisitions, including HyperPointe, may not achieve anticipated turnover and earnings growth or synergies and cost savings. Delays in the commencement of new projects and the refurbishment of concessions can also affect our business. In addition, we will expend resources to remodel our concessions and may not be able to recoup these investments. A failure to grow successfully may materially adversely affect our business, financial condition and results of operations.

In particular, new concessions and acquisitions, our recent acquisition of HyperPointe, and in some cases future expansions and remodeling of existing concessions, could pose numerous risks to our operations, including that we may:

●	have difficulty integrating operations or personnel; for example, HyperPointe has a number of contractual arrangements with pharmaceutical companies; however, we historically do not have experience in that business line.;

●	incur substantial unanticipated integration costs;
●	experience unexpected construction and development costs and project delays;
●	face difficulties associated with securing required governmental approvals, permits and licenses (including construction permits) in a timely manner and responding effectively to any changes in federal, state or local laws and regulations that adversely affect our costs or ability to open new concessions;
●	have challenges identifying and engaging local business partners to meet Airport Concession Disadvantaged Business Enterprise ("ACDBE") requirements in concession agreements;
●	not be able to obtain construction materials or labor at acceptable costs;
●	face engineering or environmental problems associated with our new and existing facilities;
●	experience significant diversion of management attention and financial resources from our existing operations in order to integrate expanded, new or acquired businesses, which could disrupt our ongoing business;
●	lose key employees, particularly with respect to acquired or new operations;
●	have difficulty retaining or developing acquired or new business customers;
●	impair our existing business relationships with suppliers or other third parties as a result of acquisitions;
●	fail to realize the potential cost savings or other financial benefits and/or the strategic benefits of acquisitions, new concessions or remodeling; and
●	incur liabilities from the acquired businesses and we may not be successful in seeking indemnification for such liabilities.

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

We currently rely on a skilled, licensed labor force to provide our services, and the supply of this labor force is finite. If we cannot hire adequate staff for our locations, we will not be able to operate.

As of March 15, 2022, XpresSpa had approximately 363 full-time and 66 part-time employees in its locations. Excluding some dedicated retail staff, the majority of these employees are licensed to perform spa services, and hold such licenses as masseuses, nail technicians, aestheticians, barbers and master barbers. The demand for these licensed technicians has been increasing as more consumers gravitate to health and wellness treatments such as spa services. XpresSpa competes not only with other airport-based spa companies but with spa companies outside of the airport for this skilled labor force. In addition, all staff hired by XpresSpa must pass the background checks and security clearances necessary to work in airport locations. If XpresSpa is unable to attract and retain qualified staff to work in its airport locations, its ability to operate will be impacted negatively.  In addition, our XpresCheck business and new health and wellness concept may also require licensed professionals, and we may not have access to those professionals on a cost-effective basis, or at all.

Effective March 24, 2020, we temporarily closed all global locations and furloughed the majority of our XpresSpa employees in connection with the outbreak of COVID-19. As restrictions are lifted, we will continue to evaluate reinstating the furloughed employees, but there can be no assurances that such employees will return to our locations in a timely manner or at all.

Our business is subject to various laws and regulations, and changes in such laws and regulations, or failure to comply with existing or future laws and regulations, could adversely affect us.

We are subject to various laws and regulations in the United States, Netherlands, Turkiye, and United Arab Emirates that affect the operation of our concessions. The impact of current laws and regulations, the effect of changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, have an adverse impact on our results of operations.

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

We participate in the highly competitive and lucrative airport concessions industry, and as a result compete for retail leases with a variety of larger, better capitalized concessions companies as well as smaller, mid-tier and single unit operators. Frequently, an airport includes only one similar travel health and wellness concept per terminal within its retail offering and, in those instances, we compete primarily with these other concessionaires. Moreover, our contractual arrangement with the CDC involves a long request for proposal process, which could further delay or harm our ability to obtain leases on a timely basis or at all.

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

Our recent acquisition of HyperPointe, and any future acquisitions or business opportunities, could involve unknown risks that could harm our business and adversely affect our financial condition and results of operations.

In January 2022, we acquired HyperPointe.  In addition, we have in the past, and may in the future, acquire businesses or make investments, directly or indirectly through our subsidiaries, that involve unknown risks, some of which will be particular to the industry in which the investment or acquisition targets operate, including risks in industries with which we are not familiar or experienced. Although we intend to conduct appropriate business, financial and legal due diligence in connection with the evaluation of future investment or acquisition opportunities, there can be no assurance that our due diligence investigations will identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal and operational risks raised by such investments or acquisitions, especially if we are unfamiliar with the relevant industry. The realization of any unknown risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of the investments or acquisitions, which could adversely affect our financial condition, liquidity, results of operations, and trading price.

Laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our XpresCheck and Treat businesses, and the failure to comply with such laws could subject us to penalties or require a restructuring of our business.

In operating our XpresCheck business, we have MSAs with state licensed physicians and nurse practitioners, under which we administer COVID-19 testing options, in 15 locations operating in 12 airports.  We also have MSAs for operating our Treat business. Some of the states in which we currently operate this business have laws that prohibit business entities from directly owning physician practices, practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians or engaging in certain arrangements, such as fee-splitting, with physicians (such activities are generally referred to as the “corporate practice of medicine”). In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Other states in which we may operate in the future may also generally prohibit the corporate practice of medicine. While we endeavor to comply with state corporate practice of medicine laws and regulations as we interpret them in the operation of our XpresCheck and Treat businesses, the laws and regulations in these areas are complex, changing, and often subject to varying interpretations. The interpretation and enforcement of these laws vary significantly from state to state. Penalties for violations of the corporate practice of medicine vary by state and may result in physicians being subject to disciplinary action, as well as to forfeiture of revenue from payors for services rendered. For business entities such as us, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license.

Some of the relevant laws, regulations and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation, and state laws and regulations are subject to change. Regulatory authorities and other parties in some states may assert that our MSAs mean that, through our XpresCheck and Treat businesses, we are engaged in the prohibited corporate practice of medicine. If this were to occur, we could be subject to civil and/or criminal penalties, our MSAs with physicians could be found legally invalid and unenforceable (in whole or in part) or we could be required to restructure our arrangements with physicians, in each case in one or more of the jurisdictions in which we operate. Any of these outcomes may have a material adverse effect on our business, results of operations, financial condition, cash flows in our XpresCheck and Treat businesses and our reputation overall.

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

Our ability to raise additional capital through equity offerings is constrained due to relatively few authorized shares available for future issuance.

Our ability to raise additional equity capital is currently constrained because we have relatively few authorized shares of common stock that are not issued and outstanding or reserved for future issuance, and we may need to increase our authorized shares or undertake a reverse stock split in the near future to maintain our flexibility in access the equity capital markets. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our business plans. Any such financing that we undertake will likely be dilutive to our current stockholders.

The exercise of a substantial number of warrants or options by our security holders may have an adverse effect on the market price of our common stock.

Should our warrants and options outstanding as of March 28, 2022 be exercised, there would be an additional 28,292,472 shares of common stock eligible for trading in the public market. The incentive equity instruments granted to our management, employees, directors and consultants are subject to acceleration of vesting of 75% and 100% (according to the agreement signed with each grantee) upon a subsequent change of control. Such securities, if exercised, will increase the number of issued and outstanding shares of our common stock. Therefore, the sale of the shares of common stock underlying the warrants and options could have an adverse effect on the market price for our securities and/or on our ability to obtain future financing.

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

The market price for our shares of common stock historically has been highly volatile, and the market for our shares has from time-to-time experienced significant price and volume fluctuations, based both on our operating performance and for reasons that appear to be unrelated to our operating performance. The market price of our shares of common stock may fluctuate significantly in response to a number of factors, including:

●	the continuing impact of COVID-19 on our business, financial condition, results of operations and cash flows;
●	the level of our financial resources;
●	our ability to develop and introduce new products and services;
●	developments concerning our intellectual property rights generally or those of us or our competitors;
●	our ability to raise additional capital to fund our operations and business plan and the effects that such financing may have on the value of the equity instruments held by our stockholders;

●	our ability to retain key personnel;
●	general economic conditions and level of consumer and corporate spending on health and wellness, and travel;
●	our ability to hire a skilled labor force and the costs associated;
●	our ability to secure new retail locations, maintain existing ones, and ensure continued customer traffic at those locations;
●	changes in securities analysts’ estimates of our financial performance or deviations in our business and the trading price of our common stock from the estimates of securities analysts;
●	our ability to protect our customers’ financial data and other personal information;
●	the loss of one or more of our significant suppliers;
●	unexpected trends in the health and wellness and travel industries and potential technology and service obsolescence;
●	market acceptance, quality, pricing, availability and useful life of our products and/or services, as well as the mix of our products and services sold; and
●	lawsuits, claims, and investigations that may be filed against us and other events that may adversely affect our reputation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2021, besides our Global Support Center to 254 West 31st Street in New York City, XpresSpa Group had 52 spa and clinic locations in 24 airports, in the United States, Netherlands and United Arab Emirates. All of the locations as of that date were leased, typically with one or two renewal options after the initial term. Economic terms vary by type and location of store and, on average, the lease terms are 5-8 years with several stores operating on a month-to-month basis. We believe that our facility is adequate to accommodate our business needs.

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

With respect to our outstanding legal matters, based on our current knowledge, our management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, we have recorded a liability of approximately $0.8 million for all outstanding legal matters as of December 31, 2021 which is included in “Accounts payable, accrued expenses and other current liabilities” in the consolidated balance sheet. Related legal fees are recorded in the period in which they are incurred.

In re Chen et al.

In March 2015, four former XpresSpa employees who worked at XpresSpa locations in John F. Kennedy International Airport and LaGuardia Airport filed a putative class and collective action wage-hour litigation in the United States District Court, Eastern District of New York. In re Chen et al., CV 15-1347 (E.D.N.Y.) against the Company and the Company’s founders Moreton and Marisol Binn (the “Binns”). Plaintiffs claimed that they and other spa technicians around the country were misclassified as exempt commissioned salespersons under Section 7(i) of the federal Fair Labor Standards Act (“FLSA”). Plaintiffs also asserted class claims for unpaid overtime on behalf of New York spa technicians under the New York Labor Law, and discriminatory employment practices under New York State and City laws. On July 1, 2015, the plaintiffs moved to have the court authorize notice of the FLSA misclassification claim sent to all employees in the spa technician job classification at XpresSpa locations around the country in the last three years. Defendants opposed the motion. On February 16, 2016, the Magistrate Judge assigned to the case issued a Report & Recommendation, recommending that the District Court Judge grant the plaintiffs’ motion. On March 1, 2016, the defendants filed Opposition to the Magistrate Judge’s Report & Recommendation, arguing that the District Court Judge should reject the Magistrate Judge’s findings. On September 23, 2016, the court ruled in favor of the plaintiffs and conditionally certified the class. The parties held a mediation on February 28, 2017 and reached an agreement on a settlement in principle. On September 6, 2017, the parties entered into a settlement agreement. On September 15, 2017, the parties filed a motion for settlement approval with the Court. XpresSpa subsequently paid the agreed-upon settlement amount to the settlement claims administrator to be held in escrow pending a fairness hearing and final approval by the Court. On March 30, 2018, the Court entered a Memorandum and Order denying the motion without prejudice to renewal due to questions and concerns the Court had about certain settlement terms. On April 24, 2018, the parties jointly submitted a supplemental letter to the Court advocating for the fairness and adequacy of the settlement and appeared in Court on April 25, 2018 for a hearing to discuss the settlement terms in greater detail with the assigned Magistrate Judge. At the conclusion of the hearing, the Court still had questions about the adequacy and fairness of the settlement terms, and the Judge asked that the parties jointly submit additional information to the Court addressing the open issues. The parties submitted such information to the Court on May 18, 2018.

On August 21, 2019, the Court issued an Order denying the parties’ motion for preliminary approval of the revised settlement, as the Court still had concerns about several of the settlement terms.  At the December 6, 2019 Status Conference with the Court, the Court reiterated its denial of preliminary approval of the proposed settlement agreement.  The Court instructed a notice of pendency to be disseminated to putative collective members, who will then have a 60-day window to decide whether to participate in the case.  On or about August 10, 2020, the parties entered into settlement agreements.

On June 6, 2020, the Company participated in a status conference with the Court, and the parties discussed the possibility of entering into a new settlement agreement that addresses the Court’s concerns. On or about August 5, 2020, the parties entered into settlement agreements and sought a preliminary approval order from the Court. On March 30, 2021, the Court issued an Order conditionally granting the motion for preliminary approval subject to resolution of certain issues pertaining to administration of the settlement. On April 6, 2021, Plaintiffs’ counsel wrote to the Court regarding their proposed resolution on such issues and the Court ultimately granted preliminary approval on May 25, 2021. Notice of the settlement was sent out to the class members on June 22, 2021 and a fairness hearing with the Court was scheduled for September 23, 2021.

On October 1, 2021, the Court issued an Order granting the parties’ motion for final approval of the settlement.  There were no appeals and the settlement was effective as of November 2, 2021.  The Settlement Administrator has confirmed to the parties that settlement checks have been distributed to the Class on November 5, 2021. The Judge marked the case as closed on the docket on November 10, 2021.

Kyle Collins v. Spa Products Import & Distribution Co., LLC et al

This is a combined class action and California Private Attorney’s General Act (“PAGA”) action.  Plaintiff seeks to recover wages, penalties and PAGA penalties for claims for (1) failure to provide meal periods, (2) failure to provide rest breaks, (3) failure to pay overtime, (4) inaccurate wage statements, (5) waiting time penalties, and (6) PAGA penalties of $100 per employee per pay period per violation. There are approximately 240 current and former employees in the litigation class.  The parties agreed to mediation on May 26, 2020, however, due to COVID-19 the parties subsequently stayed all proceedings. The mediation session occurred on March 18, 2021 and the matter was settled. A revised motion for preliminary approval of the settlement was filed with the Court in February 2022 and this motion is pending.

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

Stockholders

As of March 28, 2022, we had 100 stockholders of record of the 95,071,210 outstanding shares of our common stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Issuer Purchases of Equity Securities

During 2021, we executed on our share repurchase program, repurchasing and redeeming 4.7 million shares at average cost of $1.66 per share, for a total of $7.8 million.

During March 2022, the Company continuing to execute on its share repurchase program, repurchased 7.1 million shares at average cost of $1.55 per share, for a total of $11.1 million.

Unregistered Sales of Equity Securities

None.

ITEM 6. [RESERVED]

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

Overview

XpresSpa Group, Inc. is one of the leading global travel health and wellness services holding companies. XpresSpa Group currently has three reportable operating segments: XpresSpa, XpresTest, and Treat.

XpresSpa has been a global airport retailer of spa services through its XpresSpa spa locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products (“XpresSpa”).

Through XpresSpa Group’s subsidiary XpresTest, we launched XpresCheck Wellness Centers, also in airports. XpresCheck offers COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents. XpresTest has entered into MSAs with professional medical services companies or professional limited liability companies (“PLLC”) that provide health care services to patients. The PLLCs pay XpresTest a monthly fee to operate in the XpresCheck Wellness Centers. Under the terms of MSAs, we provide office space, equipment, supplies, non-licensed staff, and management services in return for a management fee.  Effective July 1, 2021, we determined that the PLLCs are VIEs due to their equity holders having insufficient capital at risk, and the Company having a variable interest and a primary beneficiary in these PLLCs.

Furthermore, XpresSpa Group continues to develop Treat, a travel health and wellness brand that is positioned for a post-pandemic world. Treat’s on-site centers (currently located in JFK International Airport and opening in April 2022 in Phoenix Sky Harbor International Airport and later this year in Salt Lake City International Airport) provide access to health and wellness services for travelers. Our teams provide travel-related diagnostic testing for virus, cold, flu and other illnesses as well as hydration therapy, IV Drips, and vitamin injections. Travelers can purchase time blocks to use our wellness rooms to engage in interactive services like self-guided yoga, meditation and low impact weight exercises or to relax and unplug from the hectic pace of the airport and renew themselves before or after their trip.

Although we recognize three segments of business, our strategy for the future, is to create and leverage a fully integrated set of products and services that are both profitable and scalable across our portfolio of brands. Additionally, we will expand our retail strategy, not only adding more products for sale but aligning those products more efficiently to our service offerings. For example, adding fortified water and hydration packets to the delivery of an onsite hydration IV or adding muscle relaxation patches to a neck or back massage to continue treatment after the delivery of the service.

We also plan to build our capability for delivering health and wellness services outside the airport. We believe operating outside of the airport complements our offering and allows us to scale growth faster.

We will be looking to further expand internationally.  While international travel has not picked back up to pre-pandemic levels, we want to be opportunistic in our approach, taking advantage of the current market to grow in preparation for a full return of travel, We believe a strategy for international expansion further advances our overall biosurveillance efforts.

These strategic imperatives will be accomplished through development of an infrastructure specifically focused on enabling scalable and efficient growth.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Treat offers a website (www.treat.com) and mobile app to complement the offering with relevant health and wellness content designed to help people on the go with information that could impact their travel. The platform provides travelers access to a comprehensive online marketplace of services including global illness tracker tools such as the COVID-19 Requirements Map, on-demand chat care by licensed providers, a health wallet to store personal and family health records (including COVID-19 testing results), and a scheduler to arrange for direct care at one of our on-site locations.

In March 2020, we temporarily closed all global XpresSpa locations due to the categorization by local jurisdictions of the spa locations as “non-essential services.” A significant number of our XpresSpa locations remain closed, although several have reopened as described under "Recent Developments -XpresSpa Premium Spa Services" below.  We intend to assess the reopening of remaining XpresSpa®™ spa locations on a location-by-location basis.

Since the beginning of the temporary closure of our XpresSpa locations, we successfully launched our XpresCheck Wellness Centers, offering such testing services, as described above.  Also, we continue to evaluate alternative testing protocols and work in partnership with airlines and others for safe travels.

While management has used all currently available information in assessing our business prospects, the ultimate impact of the COVID-19 pandemic on our XpresCheck Wellness Centers and on our results of operations, financial condition and cash flows remains uncertain and could have a material effect on our business.

Recent Developments

XpresCheck Wellness Centers

XpresCheck’s business has management services agreements with state licensed physicians and nurse practitioners, under which we administer COVID-19 testing options, including a Polymerase Chain Reaction (PCR) test and a rapid PCR test. As of the date of this report, there are 15 operating XpresCheck locations operating in 12 airports, including the following locations opened since December 31, 2020:

●	On January 12, 2021, we opened our second XpresCheck Wellness Center at Boston’s Logan International Airport. It contains seven separate testing rooms to provide diagnostic COVID-19 testing.

●	On January 20, 2021, we announced the opening of an XpresCheck Wellness Center at Salt Lake City International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On February 16, 2021, we announced the opening of our second XpresCheck testing facility at Newark Liberty International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On March 8, 2021, we announced the opening of an XpresCheck Wellness Center at Houston George Bush Intercontinental Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On March 15, 2021, we announced the opening of XpresCheck Wellness Centers at Dulles International and Reagan National Airports in Virginia, containing nine and four separate testing rooms, respectively, to provide diagnostic COVID-19 testing.

●	On April 8, 2021, we announced the opening of an XpresCheck Wellness Center at Seattle-Tacoma International Airport. It contains eight separate testing rooms to provide diagnostic COVID-19 testing.

●	On April 21, 2021, we announced the opening of an XpresCheck Wellness Center at San Francisco International Airport. It contains nine separate testing rooms to provide diagnostic COVID-19 testing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

●	On October 13, 2021, we opened an XpresCheck Wellness Center at Hartsfield-Jackson Atlanta International Airport (ATL) Concourse E, converting a legacy XpresSpa located in Concourse E. It contains six separate testing rooms to provide diagnostic COVID-19 testing.

●	In February 2022, a second XpresCheck opened at Denver International Airport, pre-security in the Great Hall. It contains six separate testing rooms to provide diagnostic COVID-19 testing.

●	In March 2022, we opened an XpresCheck in Orlando International Airport, pre-security, in the South Walk area of the Main Terminal. It contains five separate testing rooms to provide diagnostic COVID-19 testing.

During 2021, XpresCheck initiated a $2,001, eight-week pilot program with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo. Under this program, XpresCheck is conducting biosurveillance monitoring at four major U.S. airports (JFK International Airport, Newark Liberty International Airport, San Francisco International Airport, and Hartsfield-Jackson Atlanta International Airport) aimed at identifying existing and new SARS-CoV-2 variants. On January 31, 2022, we announced the extension of the program, bringing the total contract to $5,534. Approximately $1,557 of the original $2,001 in revenue was recognized during the fourth quarter of 2021. We anticipate the remaining $3,977 of the full $5,534 amount will be realized in the first and second quarters of 2022.

XpresSpa Premium Spa Services

There are currently sixteen operating XpresSpa domestic locations (including one franchise location in Austin-Bergstrom International Airport) and we expect to re-open four additional domestic locations in the near-term. A majority of the domestic XpresSpa locations are operating approximately eight hours per day during the busiest hours (compared to up to sixteen hours per day pre-pandemic) improving labor productivity. Additionally, XpresSpa implemented a price increase in mid-October 2021 which further improved profitability. And as airport volumes improve, we will continue to review our operating hours to optimize revenue opportunity.

During the fourth quarter, we began testing several new services to take advantage of a growing interest in non-traditional spa services and expansion of our retail offering to align more closely with the services we provide. We are evaluating the success of these new initiatives at each airport on an on-going basis and will incorporate changes to our approach as more of the portfolio is reactivated.

 There are also six international locations operating, including three XpresSpa locations in Dubai International Airport in the United Arab Emirates and three XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands. We have also signed for five locations at Istanbul Airport and expect to open the first store this summer.

Treat

Treat is our new travel, health and wellness brand transforming the way we access care through a suite of health and wellness services supported by an integrated digital platform and a relevant retail offering to the traveling public.

Treat’s on-site centers (currently located in JFK International Airport and opening soon in Phoenix Sky Harbor International Airport and later this year in Salt Lake City International Airport) provide access to health and wellness services for travelers. Our teams provide travel-related diagnostic testing for virus, cold, flu and other illnesses as well as hydration therapy, IV Drips, and vitamin injections. Travelers can purchase time blocks to use our wellness rooms to engage in interactive services like self-guided yoga, meditation and low impact weight exercises or to relax and unplug from the hectic pace of the airport and renew themselves before or after their trip.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Treat offers a website (www.treat.com) and mobile app to complement the offering with relevant health and wellness content designed to help people on the go with information that could impact their travel. The platform provides travelers access to a comprehensive online marketplace of services including global illness tracker tools such as the COVID-19 Requirements Map, on-demand chat care by licensed providers, a health wallet to store personal and family health records (including COVID-19 testing results), and a scheduler to arrange for direct care at one of our on-site locations.

HyperPointe Acquisition

In January 2022, we announced and closed on the acquisition of GCG Connect, LLC d/b/a HyperPointe. HyperPointe is a leading digital healthcare and data analytics relationship marketing agency servicing the global healthcare and pharmaceutical industry. HyperPointe has significant experience in patient and healthcare professional marketing and deep technological experience with CXM (customer experience management) and data analytics. Since June 2020, HyperPointe’s management team and suite of services and technology have been used to develop and deploy the technological infrastructure needed to scale the growth of our XpresCheck® business HyperPointe’s experience in this space continues to serve the XpresCheck business and will play a critical role in the expansion of on-going biosurveillance efforts.

Terms of the transaction were $5,612 in cash, and $1,000 in common stock, as well as potential additional earn-out payments of up to $7,500 over a three-year timeframe based upon future performance; these earn-out payments may be satisfied in cash or common stock or a combination thereof subject to various terms and conditions.

HyperPointe currently operates as a stand-alone entity within XpresSpa Group. Ezra Ernst, who is the current CEO of HyperPointe, also serves as CEO of XpresCheck, reporting to Scott Milford, XpresSpa Group CEO. Mr. Ernst is spearheading efforts to further integrate XpresCheck’s biosurveillance screening and testing business with HyperPointe’s customer experience management technology and data management know how in the healthcare and pharmaceutical verticals to further drive new revenue opportunities.

Liquidity

As of December 31, 2021, we had approximately $105,506 of cash and cash equivalents, total current assets of approximately $108,979. Our total current liabilities balance, which includes primarily accounts payable, accrued expenses, deferred revenue, the current portion or promissory note, and the current portion of operating lease liabilities was $19,827 as of December 31, 2021. The working capital was $89,152 as of December 31, 2021, compared to a working capital of $78,302 as of December 31, 2020.

During 2021, holders of the Company’s December 2020 Investor Warrants, December 2020 Placement Agent Warrants and December 2020 Placement Agent Tail Fee Warrants exercised a total of 11,273,529 warrants for common shares. The Company received gross proceeds of approximately $19,245. In accordance with the placement agent agreements with H.C. Wainwright & Co., LLC and Palladium, the Company paid cash fees of $2,162 and issued 846,588 warrants to H.C. Wainwright & Co., LLC at an exercise price of $2.125 per share and 325,500 warrants to Palladium at an exercise price of $1.70 per share.

While we have aggressively reduced operating and overhead expenses, and we continue to focus on our overall profitability, we have been able to generate positive cash flows from operations, and Net Income. We expect to achieve future profitability, in the light of various growth initiatives that we have implemented.

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

Subsequent to the Sixth Credit Agreement Amendment and during the year ended December 31, 2020, B3D elected to convert a total of $7,900 of principal into shares of common stock at conversion prices of $1.68 and $0.525. As a result, approximately $15,395 of derivative liability was settled and reclassified to equity, we wrote off $3,156 of unamortized debt discount and debt issuance costs, and 13,934,525 shares of common stock were issued. We recognized a revaluation loss related to the derivative liability of $11,990 during the year ended December 31, 2020, which is included in “Loss on revaluation of warrants and conversion options” in the consolidated statements of operations and comprehensive loss.

A total of $884 of accretion expense on the debt discount was recorded in the years ended December 31, 2020, which is included in “Interest expense” in the consolidated statements of operations and comprehensive loss and increased the carrying value of the B3D Note. Total amortization expense related to the B3D Note debt issuance costs was $98 for the year ended December 31, 2020, which is included in “Interest expense” in the consolidated statements of operations and comprehensive loss.

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

fully and unconditionally, jointly and severally, guaranteed the payment of interest and principal on the B3D Note. Holdings pledged and granted to B3D a first priority security interest in, among other things, all of its equity interests in Holdings and all of its rights to receive distributions, cash or other property in connection with Holdings. We have not presented separate consolidating financial statements of XpresSpa Group, Inc., Holdings and Holdings’ wholly owned subsidiaries, as each entity has guaranteed the B3D Note, so each entity is responsible for the payment.

Paycheck Protection Program

On May 1, 2020, the Company entered into a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“the PPP”) promissory note in the principal amount of $5,653 payable to Bank of America, NA (“Bank of America”) evidencing a PPP loan (the “PPP Loan”). The PPP Loan bears interest at a rate of 1% per annum. No payments were due on the PPP Loan during a six-month deferral period commencing on May 2, 2020. Commencing one month after the expiration of the deferral period and continuing on the same day of each month thereafter until the maturity date of the PPP Loan, the Company is obligated to make monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the PPP Loan by the maturity date. The maturity date is May 2, 2022. The principal amount of the PPP Loan was subject to forgiveness under the PPP upon the Company’s request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the PPP. Bank of America may have forgiven interest accrued on any principal forgiven if the SBA pays the interest. Currently, the Company is paying its monthly principal and interest related to the PPP Loan when due. The PPP Loan contains customary borrower default provisions and lender remedies, including the right of Bank of America to require immediate repayment in full the outstanding principal balance of the PPP Loan with accrued interest.  As of December 31, 2021 and 2020, $4 and $37 of interest has been accrued, respectively, and is included in Accounts payable, accrued expenses and other in the consolidated balance sheets.

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

Further, the Company continues developing Treat, a travel health and wellness brand that is positioned for a post-pandemic world and that leverages its historic travel wellness experience and newly acquired healthcare expertise. The Company sees this concept evolution as a significant opportunity to be a category innovator in a new niche industry where it can leverage technology in addition to its existing real estate and airport experience in providing travelers with peace of mind and access to integrated care.

While COVID-19 testing will be available under this new brand, the broader suite of services may include: pre-travel health and wellness planning.  Treat’s on-site centers (currently located in JFK International Airport and opening soon in Phoenix Sky Harbor International Airport and later this year in Salt Lake City International Airport) provide access to health and wellness services for travelers. Our teams provide travel-related diagnostic testing for virus, cold, flu and other illnesses as well as hydration therapy, IV Drips, and vitamin injections. Travelers can purchase time blocks to use our wellness rooms to engage in interactive services like self-guided yoga, meditation and low impact weight exercises or to relax and unplug from the hectic pace of the airport and renew themselves before or after their trip.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Airport Rent Concessions

We have received rent concessions from landlords on a majority of our leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. Currently, the period of relief from these payments range from three- to twenty eight-months and began in March 2020.  We received minimum guaranteed payment concession of approximately $2,078 and $2,107, respectively, in years ended December 31, 2021 and 2020.

Reconciliation of Full-Year 2021 and 2020 Net Income (Loss) to Adjusted EBITDA or Loss (Non-GAAP Measure)

	Year ended December 31,
Revenue:	2021	2020
Managed services fees	$16,843	$—
Patient service revenue	50,689	—
Services	5,420	7,025
Products	763	1,004
Other	14	356
Total revenue	73,729	8,385

Cost of sales
Labor	13,421	6,290
Occupancy	2,505	2,809
Product and other operating costs	25,459	2,884
Total cost of sales	41,385	11,983
Depreciation and amortization	3,201	5,210
Impairment/disposal of assets	837	15,356
General and administrative	24,199	15,940
Total operating expense	69,622	48,489
Earnings (loss) from operations	4,107	(40,104)
Interest expense, net	43	(1,832)
Gain (loss) on revaluation of warrants and conversion options	—	(51,147)
Other non-operating (expense)/income, net	(1,201)	858
Income (loss) before income taxes	2,949	(92,225)
Income tax expense	(56)	(7)
Net income (loss)	2,893	(92,232)
Net (income) loss attributable to noncontrolling interests	456	1,744
Net income (loss) attributable to common shareholders	$3,349	$(90,488)

Income (loss) from operations	$4,107	$(40,104)
Add back:
Depreciation and amortization	3,201	5,210
Impairment/disposal of assets	837	15,356
Stock-based compensation expense	2,856	1,328
Adjusted EBITDA /(Loss)	$11,001	$(18,210)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Adjusted EBITDA is a supplemental measure of financial performance that is not required by or presented in accordance with GAAP but is a measurement used by management to assess the trends in our business. In evaluating our performance as measured by Adjusted EBITDA, we recognize and consider the limitations of this measurement. Reconciliations of operating loss from continuing operations for the Company for the years ended December 31, 2021 and 2020 to Adjusted EBITDA loss are presented in the tables above.

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

Results of Operations

Revenue

We recognize revenue from the sale of XpresSpa services when they are rendered at our stores and from the sale of products at the time goods are purchased at our stores or online (usually by credit card), net of discounts and applicable sales taxes. Significant number of our spa locations remain closed and therefore generate little revenue. Other revenue primarily represents fees earned through strategic partnerships and product placement arrangement in our spas.

Through our XpresCheck Wellness Centers and under the terms of the Managed Services Agreement (“MSA”) with PLLCs that in turn contract with physicians and nurse practitioners, we offer testing services to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, as well as the traveling public. We have entered into MSAs with PLLCs that provide healthcare services to patients. Under the terms of the MSAs which may be modified according for commercial reasonableness and fair market value, XpresTest provides office space, equipment, supplies, non-licensed staff, and management services to be used for the purpose of COVID-19 and other medical diagnostic testing in return for a management fee. However, as a result of uncertainties around the cash flows of the XpresCheck Wellness Centers, we concluded in 2020 that the collectability criteria to qualify as a contract under ASC 606 was not met, and therefore, revenue associated with the monthly management fee would not be recognized until a subsequent reassessment resulted in the MSAs meeting the collectability criteria.  XpresTest recognized revenue of $16,843 (including catch-up revenue of $3,186 for 2020) during the six months ended June 30, 2021, under the MSAs, pursuant to reassessments in 2021, of the MSAs executed in 2020 and amended in 2021, and assessments and reassessments of MSAs executed and amended in 2021 until June 30, 2021 resulting in management’s conclusion that they met the collectability criteria. Any revenue collected not meeting the collectability criteria was recorded as deferred revenue.  Effective, July 1, 2021 (see Note 4), we determined that the PLLCs are variable interest entities due to its equity holder having insufficient capital at risk, and we have a variable interest in the PLLCs. In pursuance, the total revenue of $50,689 for the PLLCs for the six months ended December 31, 2021 were designated as a revenue for us.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of sales

Cost of sales consists of costs at the spa-level and wellness center-level. These costs include all costs that are directly attributable to the location’s operations and include:

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

Depreciation and amortization

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The useful lives of our property and equipment are based on estimates of the period over which we expect the assets to be of economic benefit to us. Our property and equipment assets primarily consist of leasehold improvements to our stores and are amortized over the shorter of the useful life of the asset or the term of the lease.

Amortization of our intangible assets is recognized on a straight-line basis over the remaining useful life of the intangible assets.

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

Loss on revaluation of warrants and conversion option

(Loss) gain on revaluation of warrants and conversion options is primarily comprised of adjustments to the fair value of the derivative conversion option of the debt instruments and the fair value of the warrants.

Non-operating income (expense)

Non-operating income (expense) primarily includes gain on equity investments and bank charges.

Income taxes

As of December 31, 2021, deferred tax assets generated from our activities in the United States were offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to be generated before such net operating loss carryforwards expire.

Year ended December 31, 2021 compared to the year ended December 31, 2020

Revenue

	Year ended December 31,
	2021	2020	Inc/(Dec)
Total revenue	$73,729	$8,385	$65,344

During the year ended December 31, 2021, total revenues increased $65,344, or 779%. The increase in revenue was primarily due to patient service revenue of $50,689 during the second half of 2021 and MSA fees of $16,843 for the six months ended June 30, 2021, respectively through managed services agreements with professional medical services companies that provide healthcare services to patients in our XpresCheck Wellness Centers (while the majority of XpresSpa locations remain closed). In addition, the Company saw a slight increase in revenue associated with the XpresSpa locations that opened during 2021.

Cost of sales

	Year ended December 31,
	2021	2020	Inc/(Dec)
Cost of sales	$41,385	$11,983	$29,402

The increase in cost of sales of $29,402, or 245%, was due to the increase in revenues resulting in increased costs to operate the XpresCheck locations due to the COVID-19 Pandemic; and the reopening of certain XpresSpa locations that were temporarily closed during 2020. We had 22 open Spa locations as of December 31, 2021, and 2 open Spa locations as of December 31, 2020. The largest component in the cost of sales are costs of testing kits and labor costs at the location-level, Cost of sales also includes rent and related occupancy costs, which can primarily include rent based on percentage of sales, as well as other product costs directly associated with the procurement of retail inventory, and other operating costs.

Depreciation and amortization

	Year ended December 31,
	2021	2020	Inc/(Dec)
Depreciation and amortization	$3,201	$5,210	$(2,009)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the year ended December 31, 2021, depreciation and amortization expense decreased $2,009, or 38.6%, compared to the depreciation and amortization expense recorded during the year ended December 31, 2020. The decrease was primarily due to the write-off of the stores that were permanently closed during the year ended December 31, 2020. Fewer locations resulted in lower amortization of leasehold improvements.

Impairment/disposal of assets

	Year ended December 31,
	2021	2020	Inc/(Dec)
Impairment/disposal of assets	$837	$15,356	$(14,519)

We completed an assessment of our property and equipment and right of use lease assets for impairment as of December 31, 2021 and 2020. Based upon the results of the impairment test, we recorded an impairment of property and equipment and right of use lease assets of approximately $90 and $747, respectively, in the year ended December 31, 2021. The expense was primarily related to the impairment of leasehold improvements made to certain XpresSpa locations and right of use lease assets where as a result of the COVID-19 pandemic, management determined that the location’s discounted future cash flow was not enough to support the carrying value of the leasehold improvements and right of use lease assets over the remaining lease term.

Loss on revaluation of warrants and conversion option

	Year ended December 31,
	2021	2020	Inc/(Dec)
Loss on revaluation of warrants and conversion options	$—	$51,147	$(51,147)

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

General and administrative

	Year ended December 31,
	2021	2020	Inc/(Dec)
General and administrative	$24,199	$15,940	$8,259

During the year ended December 31, 2021, general and administrative expenses increased by $8,259, or 51.8%, primarily due to start-up costs associated with the XpresCheck brand, development of the Treat brand and additional legal fees related to the resolution of certain legal matters, offset by reduced variable costs related to the closed XpresSpa locations.

Interest (income) expense

	Year ended December 31,
	2021	2020	Inc/(Dec)
Interest (income) expense	$(43)	$1,832	$(1,875)

Interest expense decreased by $1,875, or 102%, primarily due to conversions to Common Stock of the Calm Note and B3D Note during 2020.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-operating (expense) income, net

	Year ended December 31,
	2021	2020	Inc/(Dec)
Other non-operating (expense) /income, net	$(1,201)	$858	$(2,059)

The following is a summary of the transactions included in non-operating income (expense), net for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
(Loss)/gain on equity investments	$(1,045)	$1,284
Loss on extinguishment of debt	—	(182)
Bank fees and financing charges	(139)	(244)
Other	(17)	—
Total	$(1,201)	$858

As of December 31, 2021, the equity investment in Route1 had a readily determinable fair value of $722. We recorded an unrealized loss of $1,045 in connection with the remeasurement of the shares of our common stock and warrants of Route 1 it obtained in the 2018 sale of Group Mobile to Route 1.

Non-operating income (expense) will be affected by the adjustments to the fair value of our equity investment, which could fluctuate materially from period to period. Fair value of these instruments depends on a variety of assumptions.

Income Taxes

As of December 31, 2021, our estimated aggregate total NOLs were $150,926 for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $56,336 for U.S. federal purposes with an indefinite life due to new regulations in the Tax Act of 2017. The NOL amounts are presented before Internal Revenue Code, Section 382 limitations. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, our ability to utilize all such NOL and credit carryforwards may be limited. The CARES Act was enacted on March 27, 2020 and provides favorable changes to tax law for businesses impacted by COVID-19. However, we do not anticipate the income tax law changes will materially benefit us.

We did not have any material unrecognized tax benefits as of December 31, 2021. We do not expect to record any additional material provisions for unrecognized tax benefits within the next year.

Liquidity and Capital Resources

In March 2020, we temporarily closed all global XpresSpa locations due to the categorization by local jurisdictions of the spa locations as “non-essential services.” XpresSpa reopened 22 locations as of December 31, 2021 as described under "Recent Developments -XpresSpa Premium Spa Services" below.  We intend to reopen the remaining XpresSpa spa locations on a location-by-location basis and resume normal operations at such selected locations once airport traffic returns to sufficient levels to support operations at a unit level.

Furthermore, XpresSpa Group continues to develop Treat, a travel health and wellness brand that is positioned for a post-pandemic world. Treat’s on-site centers (currently located in JFK International Airport and opening soon in Phoenix Sky Harbor International Airport and later this year in Salt Lake City International Airport) provide access to health and wellness services for travelers. Our teams provide travel-related diagnostic testing for virus, cold, flu and other illnesses as well as hydration therapy, IV Drips, and vitamin injections. Travelers can purchase time blocks to use our wellness

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

rooms to engage in interactive services like self-guided yoga, meditation and low impact weight exercises or to relax and unplug from the hectic pace of the airport and renew themselves before or after their trip.

As of December 31, 2021, we had approximately $105,506 of cash and cash equivalents and total current assets of $108,979. Our total current liabilities balance, which primarily includes accounts payable, accrued expenses, the current portion of promissory note and the current portion of operating lease liabilities was $19,827 as of December 31, 2021. The working capital surplus was $89,152 as of December 31, 2021, compared to a working capital of $78,302 as of December 31, 2020.

During 2021, holders of our December 2020 Investor Warrants, December 2020 Placement Agent Warrants and December 2020 Placement Agent Tail Fee Warrants exercised a total of 11,273,529 warrants for common shares. We received gross proceeds of approximately $19,245. In accordance with the placement agent agreements with H.C. Wainwright & Co., LLC and Palladium, we paid cash fees of $2,162 and issued 846,588 warrants to H.C. Wainwright & Co., LLC at an exercise price of $2.125 per share and 325,500 warrants to Palladium at an exercise price of $1.70 per share.

Also, during 2021, we executed on our share repurchase program, repurchasing and redeeming 4,702,072 shares at average cost of $1.66 per share, for a total of $7,825.

Also, during March 2022, the Company continuing to execute on its share repurchase program, repurchased 7,142,446 shares at average cost of $1.55 per share, for a total of $11,095.

Our primary liquidity and capital requirements are for the maintenance of our current XpresSpa locations and brand, as well as the expansion of the Treat Centers and XpresCheck Wellness Centers. During the year ended December 31, 2021, we generated $14,561 from operations.

Cash flows

	Year ended December 31,
	2021	2020	Change
Net cash provided by (used in) operating activities	$14,561	$(25,012)	$39,573
Net cash used in investing activities	$(5,156)	$(4,349)	$(807)
Net cash provided by financing activities	$6,350	$117,225	$(110,875)

Operating activities

During the year ended December 31, 2021, net cash generated in operating activities was $14,561 as compared to net cash used in operating activities in 2020 of $25,012. The increase in net cash generated by operating activities was primarily due to the operations of our new XpresCheck Wellness Centers brand.

Investing activities

During the year ended December 31, 2021, net cash used in investing activities totaled $5.156, compared to net cash used in investing activities during the year ended December 31, 2020 of $4,349.  Cash in 2021 was used primarily to acquire leasehold improvements for new openings of XpresCheck and Treat locations and the development of a new website for the Treat brand.

We expect that net cash used in investing activities will increase as we intend to continue to open new XpresCheck and Treat locations and develop supporting infrastructure and systems.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing activities

Cash provided by financing activities decreased $110,875 primarily due to lower equity based financing transactions.

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

Critical Accounting Estimates

We believe the following accounting estimates to be the most critical estimates we used in preparing our consolidated financial statements for the year ended December 31, 2021.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Intangible assets

Intangible assets include trade names, and technology, which were primarily acquired as part of the acquisition of XpresSpa in December 2016 and were recorded based on the estimated fair value in purchase price allocation. In addition, intangible assets include software and website development costs that were capitalized as part of the Company’s development of a mobile application and website for the treat brand. The Company accounts for these costs in accordance with ASC 350-40, Internal-Use Software. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value is than compared to the carrying value and an impairment charge is recognized by the amount in which the carrying value exceeds the fair value of the asset.  In assessing the recoverability of the Company’s intangible assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. During the years ended December 31, 2021 and 2020, the Company recognized impairment of $0 and $3,934.

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

There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for these assets or liabilities for the years ended December 31, 2021 and 2020.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recently adopted accounting pronouncements

Please refer Note 2 to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Recently issued accounting pronouncements

Please refer Note 2 to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Financial Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of and with the participation of our CEO and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021.  Our evaluation as of December 31, 2019 identified a material weaknesses in our internal control over financial reporting, which remained unmitigated as of December 31, 2021, as noted below in Report of Management on Internal Control over Financial Reporting. Based on their evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.. Notwithstanding this conclusion, management believes that the consolidated financial statements in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows in conformity with GAAP.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework).

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to a material weakness in our internal controls over our financial close and reporting process identified in 2019 and remaining unmitigated as of December 31, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As this deficiency created a reasonable possibility that a material misstatement would not be prevented or detected in a timely basis, management concluded that the control deficiency represented a material weakness and accordingly our internal control over financial reporting was not effective as of December 31, 2021. Management concluded that additional formal procedures should be implemented in the financial close and reporting process to ensure that appropriate and timely reviews occur on all financial reporting analysis.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We and our Board treat the controls surrounding, and the integrity of, our financial statements with the utmost priority. Management is committed to the planning and implementation of remediation efforts to address control deficiencies and any other identified areas of risk. These remediation efforts are intended to both address the identified material weakness and to enhance our overall financial control environment. In particular:

·	we will continue to strengthen our interim and annual financial review controls to function with a sufficient level of precision to detect and correct errors on a timely basis.
·	we will continue to improve the timeliness of our closing processes with respect to interim and annual periods.

Following identification of this control deficiency, commenced remediation efforts by implementing modifications to better ensure that the Company has appropriate and timely reviews on all financial reporting analysis. The material weakness in our internal control over financial reporting will not be considered remediated until these modifications are implemented, in operation for a sufficient period of time, tested, and concluded by management to be designed and operating effectively. In addition, as we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify our remediation plan. Management will test and evaluate the implementation of these modifications during 2022 to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material misstatement in the Company’s financial statements.

The steps we took to address the deficiencies identified included:

•	we appointed a permanent Chief Financial Officer in December 2020.
•	we have engaged in efforts to restructure accounting processes and revise organizational structures to enhance accurate accounting and appropriate financial reporting.
•	we have engaged outside service providers to assist with the valuation and recording of key reporting areas such as leases and stock compensation expense.
•	we have implemented additional accounting software to aid in the accounting and financial reporting process.
•	we have contracted an independent consulting firm to assist with the preparation of the Financial Statements and U.S. GAAP accounting research.
•	in March 2021, we hired a seasoned Certified Public Accountant as a permanent Corporate Controller, who also has a Certified Information Systems Auditor accreditation.

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

Changes in Internal Control over Financial Reporting

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to a material weakness in our internal control over our financial close and reporting process, which was discovered in 2019, still remaining unmitigated. Management continues to conclude that as of December 31, 2021, we still did not have a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately. As a result of this evaluation, we extensively used outside consultants who possessed the appropriate levels of accounting and controls knowledge to appropriately analyze, record and disclose accounting matters completely and accurately.

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

As previously reported, on January 21, 2022, the Company announced that it had appointed Scott R. Milford to the role of President and Chief Executive Officer of the Company, effective as of January 19, 2022. The appointment of Mr. Milford followed the resignation of Douglas Satzman as the President and CEO of the Company for personal reasons effective as of the same date.

On March 28, 2022, the Company and Mr. Milford entered into an Executive Employment Agreement (the “Employment Agreement”) in connection with Mr. Milford’s service to the Company as its CEO. The terms of the Employment Agreement are effective as of January 19, 2022, the date of Mr. Milford’s assumption of the role of CEO.

The Employment agreement has a term of two years (the “Employment Period”) from the Effective Date. Following the Employment Period, Mr. Milford will continue to be employed by the Company as an “at will” employee.

Pursuant to the terms of the Employment Agreement, Mr. Milford will be entitled to receive an annual base salary of $425,000. The Employment agreement also provides that Mr. Milford will be eligible to participate in any annual bonus and other incentive compensation program that the Company may adopt from time to time for its executive officers. Under the Employment Agreement, Mr. Milford will be eligible to earn an annual bonus, the target amount of which will be up to one hundred percent (100%) of Base Salary, based upon the achievement of performance goals and metrics established by the Board at its sole discretion. Any bonus will be determined as soon as reasonably practicable after the Company’s annual financial statements are finalized and will be split 50/50 between cash and a grant of restricted stock units with respect to the Company’s common stock.

In the event the Employment Agreement is terminated for good reason by Mr. Milford, or by the Company without cause and Mr. Milford provides the Company with a release of claims, Mr. Milford shall be entitled to receive a cash severance payment in the amount of one hundred percent (100%) of his then current base salary and one year of COBRA continuation coverage.

In addition, the Employment Agreement contains non-solicitation and non-competition provisions that apply during the term of Mr. Milford's employment and for six months thereafter.

The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is attached hereto as Exhibit 10.48 and is incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by this Item will be included in an amendment to this Annual Report on Form 10-K to be filed with the SEC and is incorporated by reference in this Item 12.

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed with the SEC on April 1, 2019)

3.4	Amendment to Bylaws of XpresSpa Group, Inc. (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2021)

4.1

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

Exhibit No.	Description

4.2

Amendment to Section 382 Rights Agreement, dated March 18, 2019, between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 22, 2019)

4.3	Form of Warrant to Purchase Shares of Common Stock of FORM Holdings Corp. (incorporated by reference from Annex F to our Registration Statement on Form S-4 filed with the SEC on October 26, 2016)

4.4	Form of Secured Convertible Note (incorporated by reference from Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018)

4.5	Amendment to Secured Convertible Note (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 27, 2019)

4.6	Second Amended and Restated Convertible Promissory Note, dated as of July 8, 2019 (incorporated by reference from Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

4.7

Third Amended and Restated Convertible Promissory Note, dated as of January 9, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on January 14, 2020)

4.8	Fourth Amended and Restated Convertible Promissory Note, dated as of March 6, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 6, 2020)

4.9	Unsecured Convertible Note due May 31, 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

4.10	Warrant to Purchase Common Stock in favor of Calm.com, Inc., dated as of July 8, 2019 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

4.11	Form of Pre-Funded Warrant to Purchase Common Stock, dated March 19, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 19, 2020)

4.12	Form of Pre-Funded Warrant to Purchase Common Stock, dated March 25, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 25, 2020)

4.13	Form of Pre-Funded Warrant to Purchase Common Stock, dated March 27, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 27, 2020)

4.14	Form of Pre-Funded Warrant to Purchase Common Stock, dated April 6, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 7, 2020)

4.15	Description of the Registrant’s Securities (incorporated by reference from Exhibit 4.22 to our Annual Report on Form 10-K filed with the SEC on April 20, 2020)

4.16	Amended and Restated Calm Note, dated as of April 17, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 17, 2020).

4.17	Amended and Restated Calm Note, dated as of April 22, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 24, 2020)

4.18	Form of Warrant to Purchase Common Stock, dated June 17, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 17, 2020)

Exhibit No.	Description

4.19	Form of Placement Agent Warrant to Purchase Common Stock, dated June 17, 2020 (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.20	Form of Warrant to Purchase Common Stock, dated August 25, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 28, 2020)

4.21	Form of Pre-Funded Warrant to Purchase Common Stock, dated August 25, 2020 (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 28, 2020)

4.22	Form of Placement Agent Warrant to Purchase Common Stock, dated August 25, 2020 (incorporated by reference from Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on August 28, 2020)

4.23	Form of Warrant to Purchase Common Stock, dated December 17, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 21, 2020)

4.24	Form of Placement Agent Warrant to Purchase Common Stock, dated December 17, 2020 (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on December 21, 2020)

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

Exhibit No.	Description

10.22

Amendment to Amended and Restated Product Sale and Marketing, dated as of October 30, 2019, by and between the Company and Calm.com, Inc. (incorporated by reference from Exhibit 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019)

10.25

Securities Purchase Agreement, dated as of July 8, 2019, by and between the Company and Calm.com, Inc. (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

10.26

Registration Rights Agreement, dated as of July 8, 2019, by and between the Company and Calm.com, Inc. (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

10.27

Amendment No. 3 to Agreement and Plan of Merger, dated as of October 1, 2019, by and between the Company, XpresSpa Holdings, LLC, and Mistral XH Representative, LLC, as representative of the unitholders of the Company (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 3, 2019)

10.29

Securities Purchase Agreement, dated as of March 19, 2020, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.30	Form of Exchange Agreement, dated as of March 19, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.31

Voting Agreement, dated as of March 19, 2020, by and between the Company and Mistral Spa Holdings LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.32

Securities Purchase Agreement, dated as of March 25, 2020, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2020)

10.33

Securities Purchase Agreement, dated as of March 27, 2020, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2020)

10.34

Securities Purchase Agreement, dated as of April 6, 2020, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2020)

10.35†

Stock Option Grant under the XpresSpa Group Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021)

10.36†

Notice of Restricted Stock Unit Award under the XpresSpa Group Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021)

10.37†

Offer Letter, dated November 27, 2020, between the Company and James A. Berry (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021)

Exhibit No.	Description

10.38	U.S. Small Business Administration Paycheck Protection Program Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2020)

10.39	Form of Exchange Agreement, dated June 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2020)

10.40	Form of Securities Purchase Agreement, dated as of June 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

10.41	Form of Securities Purchase Agreement, dated as of August 25, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2020)

10.42†	XpresTest, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2020)

10.43†	XpresSpa Group, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2020)

10.44	Form of Securities Purchase Agreement, dated as of December 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2020)

10.45†

Form of XpresTest, Inc. Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.45 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 30, 2021)

10.46†

Separation Agreement and Release dated as of January 21, 2022, between the Company and Doug Satzman (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2012)

10.48†*	Executive Employment Agreement dated March 28, 2022, between the Company and Scott Milford.

21*	Subsidiaries of XpresSpa Group, Inc.

23.1*	Consent of Friedman LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL documents)

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

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit XpresSpa Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of XpresSpa Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XpresSpa Group, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2021 and 2020, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We identified the valuation of long-lived assets as a critical audit matter because of certain significant assumptions management makes in determining the fair value of the asset groups, including projections. The significant judgments made by management resulted in a high degree of auditor judgment and an increased audit effort in performing procedures. This is made more challenging by the uncertainty of the potential impact to cash flows due to the COVID-19 pandemic.

Our audit procedures related to the Company’s valuation of long-lived assets included the following, among others, (i) testing management’s process for determining fair value estimates; (ii) evaluating the reasonableness of the significant assumptions used by management related to financial performance, and discount rates. Evaluating management’s assumptions related to financial performance involved evaluating whether the assumptions were reasonable considering (i) current and historical trends of the underlying assets; and (ii) engaging in discussions with management to evaluate the Company’s plans to develop an asset or dispose of an asset before the end of its estimated useful life. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the significant assumptions related to the discount rate.

Variable Interest Entities

As described in Note 2 to the financial statements, the Company evaluates its ownership, contractual, pecuniary, and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIE”). These evaluations are complex and involve judgment. If the company determines that an entity in which it holds a contractual or ownership interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its financial statements.

In connection with the Company’s XpresCheck Wellness Centers the Company provides services pursuant to contracts with Professional Limited Liability Companies (“PLLC’s”) which in turn contracts with physicians and other medical professional providers to render COVID-19 and other diagnostic testing services. Upon formation of the PLLC’s the Company executes with each PLLC a Managed Services Agreement (“MSA”), which provide various administrative services, management services and day-to day activities of the practice to be rendered by the Company. Effective July 1, 2021, contractual arrangements between the Company, the Company’s affiliated medical group and nominated shareholder were modified in a manner that changed the characteristics or adequacy of the nominee shareholder. As a result of this modification, the Company performed a reassessment to determine if the Company’s contractual interest in the PC’s met the criteria of the primary beneficiary.

We identified management’s accounting for variable interest entities as a critical audit matter because there is significant judgment required by management to evaluate the contractual arrangements under the variable interest entity consolidation model. Auditing such considerations involved especially challenging auditor judgment in evaluating the appropriateness of the Company’s assessment and an increased audit effort.

Our audit procedures related to the Company’s evaluation of  whether the Company is the primary beneficiary included the following, among others, (i) assessed the contractual agreements and other related documents and evaluated the relationship and terms of the agreements to verify whether the PLLC’s should be considered a VIE (ii) evaluated if the Company has the power to direct the activities of the PLLC’s that most significantly impact the PLLC’s  economic performance; (iii) evaluated the Company’s obligation to absorb losses of the PLLC’s that could potentially be significant to the PLLC’s;  and (iv) for any entity for which the Company has determined consolidation is appropriate, we evaluated whether the Company consolidated the balances at the appropriate amounts, including applying appropriate audit procedures to the entity’s financial statements.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020.

East Hanover, New Jersey
March 31, 2022

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Current assets
Cash and cash equivalents	$105,506	$89,801
Accounts receivable	615	-
Inventory	1,763	657
Other current assets	1,095	1,321
Total current assets	108,979	91,779

Restricted cash	751	701
Property and equipment, net	6,658	4,161
Intangible assets, net	3,732	870
Operating lease right of use assets, net	4,336	3,034
Other assets	2,810	2,588
Total assets	$127,266	$103,133

Current liabilities
Accounts payable, accrued expenses and other	$12,958	$6,468
Current portion of operating lease liabilities	2,736	2,797
Deferred revenue	549	914
Current portion of promissory note, unsecured	3,584	3,298
Total current liabilities	19,827	13,477

Long-term liabilities
Promissory note, unsecured	-	2,355
Operating lease liabilities	7,504	6,930
Total liabilities	27,331	22,762
Commitments and contingencies (see Note 19)

Equity
Series A Convertible Preferred Stock, $0.01 par value per share; 6,968 shares authorized; none issued and outstanding	-	-
Series C Junior Preferred Stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	-	-
Series D Convertible Preferred Stock, $0.01 par value per share; 500,000 shares authorized; none issued and outstanding	-	-
Series E Convertible Preferred Stock, $0.01 par value per share, 2,397,060 shares authorized; none issued and outstanding	-	-
Series F Convertible Preferred Stock, $0.01 par value per share, 9,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 101,269,349 and 94,058,853 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1,013	941
Additional paid-in capital	487,306	475,709
Accumulated deficit	(395,275)	(398,624)
Accumulated other comprehensive loss	(312)	(220)
Total equity attributable to XpresSpa Group, Inc.	92,732	77,806
Noncontrolling interests	7,203	2,565
Total equity	99,935	80,371
Total liabilities and equity	$127,266	$103,133

The accompanying notes form an integral part of these consolidated financial statements

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Year ended December 31,
	2021	2020

Revenue, net
Managed services fees	$16,843	$-
Patient services revenue	50,689	-
Services	5,420	7,025
Products	763	1,004
Other	14	356
Total revenue, net	73,729	8,385

Cost of sales
Labor	13,421	6,290
Occupancy	2,505	2,809
Products and other operating costs	25,459	2,884
Total cost of sales	41,385	11,983
Depreciation and amortization	3,201	5,210
Impairment/disposal of assets	837	15,356
General and administrative	24,199	15,940
Total operating expenses	69,622	48,489
Operating income (loss)	4,107	(40,104)
Interest income (expense), net	43	(1,832)
Loss on revaluation of warrants and conversion options	-	(51,147)
Other non-operating (expense) income, net	(1,201)	858
Income (loss) before income taxes	2,949	(92,225)
Income tax expense	(56)	(7)
Net income (loss)	2,893	(92,232)
Net loss attributable to noncontrolling interests	456	1,744
Net income (loss) attributable to XpresSpa Group, Inc.	$3,349	$(90,488)

Net income (loss)	$2,893	$(92,232)
Other comprehensive (loss) income from operations	(92)	63
Comprehensive income (loss)	$2,801	$(92,169)

Earnings / Loss per share
Basic and diluted net earnings / loss per share	$0.03	$(2.05)
Weighted-average number of shares outstanding during the period
Basic	104,306,173	44,567,542
Diluted	105,076,758	44,567,542

The accompanying notes form an integral part of these consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

(In thousands, except share data)

									Accumulated
	Series E		Series F				Additional		other	Total	Non-
	Preferred stock		Preferred stock		Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	Shares *	Amount *	in capital *	deficit	loss	equity	interests	equity
January 1, 2020	977,865	$10	8,996	$0	5,157,390	$52	$302,118	$(308,136)	$(283)	$(6,239)	$3,703	$(2,536)
Issuances of Common Stock for payment of interest on B3D Note	—	—	—	—	324,585	3	459	—	—	462	—	462
Conversion of B3D Note to Common Stock	—	—	—	—	13,934,525	139	20,000	—	—	20,139	—	20,139
Issuance of Series E Preferred Stock for payment of interest on Calm Note	10,123	—	—	—	—	—	63	—	—	63	—	63
Issuance of Common Stock for payment of interest on Calm Note	—	—	—	—	47,305	—	35	—	—	35	—	35
Conversion of Calm Note to Common Stock	—	—	—	—	4,761,906	48	10,551	—	—	10,599	—	10,599
Conversion of Series E Preferred Stock into Common Stock	(987,988)	(10)	—	—	510,460	5	5	—	—	—	—	—
Conversion of Series F Preferred Stock into Common Stock	—	—	(8,996)	—	1,221,945	12	(12)	—	—	—	—	—
Exercise of May 2018 Class A Warrants into Common Stock	—	—	—	—	4,961,290	50	8,987	—	—	9,037	—	9,037
Exercise of Calm Warrants into Common Stock	—	—	—	—	1,622,149	16	4,092	—	—	4,108	—	4,108
March Warrant Exchange for Common Stock - Class A Warrant	—	—	—	—	2,385,528	24	6,410	—	—	6,434	—	6,434
March Warrant Exchange for Common Stock - Class D Warrant	—	—	—	—	527,669	5	(5)	—	—	—	—	—
June Warrant Exchange for Common Stock - Calm Warrant	—	—	—	—	2,062,126	21	11,734	—	—	11,755	—	11,755
Direct offerings of Common Stock and pre-funded warrants, net of costs	—	—	—	—	56,374,555	564	110,055	—	—	110,619	—	110,619
Issuance of restricted stock	—	—	—	—	102,943	1	(1)	—	—	—	—	—
Stock option exercises	—	—	—	—	6,167	—	7	—	—	7	—	7
Issuance of Common Stock for services	—	—	—	—	58,333	1	134	—	—	135	—	135
Fractional shares retired in reverse stock split	—	—	—	—	(23)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,077	—	—	1,077	251	1,328
Foreign currency translation	—	—	—	—	—	—	—	—	63	63	—	63
Net loss for the period	—	—	—	—	—	—	—	(90,488)	—	(90,488)	(1,744)	(92,232)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(244)	(244)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	599	599
December 31, 2020	—	$—	—	$—	94,058,853	$941	$475,709	$(398,624)	$(220)	$77,806	$2,565	$80,371

*January 1, 2020 per share and weighted-average number of shares were adjusted to reflect the impact of the 1:3 reverse stock split that became effective on June 11, 2020.

The accompanying notes form an integral part of these consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share data)

									Accumulated	Total
	Series E		Series F				Additional		other	Company	Non-
	Preferred stock		Preferred stock		Common stock		paid-	Accumulated	comprehensive	equity	controlling	Total
	Shares	Amount	Shares	Amount	Shares *	Amount *	in capital *	deficit	loss		interests	equity
January 1, 2021	—	$—	—	$—	94,058,853	$941	$475,709	$(398,624)	$(220)	$77,806	$2,565	$80,371
Warrant exercises, net of costs	—	—	—	—	11,273,529	113	16,972	—	—	17,085	—	17,085
Issuance of Common Stock for services	—	—	—	—	232,637	2	377	—	—	379	—	379
Issuance of restricted stock	—	—	—	—	398,068	4	(4)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	2,017	—	—	2,017	839	2,856
Net income for the period	—	—	—	—	—	—	—	3,349	—	3,349	(456)	2,893
Foreign currency translation	—	—	—	—	—	—	—	—	(92)	(92)	—	(92)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	818	818
Redemptions of certain noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(502)	(502)
Consolidation of Variable Interest Entities	—	—	—	—	—	—	—	—	—	—	5,109	5,109
Repurchase and retirement of common stock	—	—	—	—	(4,702,072)	(47)	(7,778)	—	—	(7,825)	—	(7,825)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,170)	(1,170)
Stock option exercises	—	—	—	—	8,334	—	13	—	—	13	—	13
December 31, 2021	—	$—	—	$—	101,269,349	$1,013	$487,306	$(395,275)	$(312)	$92,732	$7,203	$99,935

The accompanying notes form an integral part of these consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$2,893	$(92,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Items included in net loss not affecting operating cash flows:
Revaluation of warrants and conversion options	—	51,147
Revaluation of contingent consideration	—	(315)
Depreciation and amortization	3,201	5,210
Impairment/disposal of assets	837	15,356
Accretion of debt discount on notes	—	1,125
Amortization of operating lease right of use asset	1,719	2,015
Issuance of shares of Common Stock for payment of interest	—	497
Issuance of shares of Series E Preferred Stock for payment of interest	—	63
Loss on the extinguishment of debt	—	182
Issuance of shares of Common Stock for services	379	135
Amortization of debt issuance costs	—	128
Stock-based compensation	2,856	1,328
Loss on equity investment	1,046	(1,287)
Changes in assets and liabilities:
Increase in inventory	(1,106)	(10)
Increase in accounts receivable	(1,124)	—
Decrease in deferred revenue	(365)	—
Other assets, current and non-current	(1,251)	(281)
Other liabilities, current and non-current	(1,211)	(2,904)
Increase (decrease) in accounts payable	6,687	(5,169)
Net cash provided by (used) in operating activities	14,561	(25,012)
Cash flows from investing activities
Acquisition of property and equipment	(4,282)	(3,969)
Cash acquired on consolidations of certain Variable Interest Entities	2,434	—
Acquisition of software	(3,308)	(380)
Net cash used in investing activities	(5,156)	(4,349)
Cash flows from financing activities
Proceeds from direct offerings of Common Stock and warrants exercises, net of costs	17,085	110,619
Proceeds from borrowings under Paycheck Protection Program	—	5,653
Proceeds from additional borrowing from B3D	—	500
Proceeds from stock option exercises	13	7
Proceeds from funding advance	—	910
Repayment of funding advance	—	(819)
Repayment of Paycheck Protection Program	(2,069)	—
Redemption of non-controlling interests	(502)	—
Repurchase of Common Stocks	(7,825)	—
Contributions from noncontrolling interests	818	599
Distributions to noncontrolling interests	(1,170)	(244)
Net cash provided by financing activities	6,350	117,225
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	3
Increase in cash, cash equivalents and restricted cash	15,755	87,867
Cash, cash equivalents, and restricted cash at beginning of the year	90,502	2,635
Cash, cash equivalents, and restricted cash at end of the year	$106,257	$90,502
Cash paid for
Interest	$11	$187
Income taxes	—	$11
Non-cash investing and financing transactions
Conversions of B3D Note into Common Stock	—	20,139
Conversions of Calm Note into Common Stock	—	10,599
Conversion and exchange of Calm Warrant into Common Stock	—	15,863
Exercise and exchanges of May 2018 Class A Warrants	—	15,471
Capital expenditures included in Accounts payable, accrued expenses and other	1,081	—

The accompanying notes form an integral part of these consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 1. General

Overview

XpresSpa Group, Inc. (“XpresSpa Group”) is a leading global travel health and wellness services holding company. XpresSpa Group currently has three reportable operating segments: XpresSpa, XpresTest, and Treat.

XpresSpa has been a global airport retailer of spa services through its XpresSpa spa locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products (“XpresSpa”).

Due to the COVID-19 Outbreak, effective March 24, 2020, the Company temporarily closed all global spa locations, largely due to the categorization of our spa locations by local jurisdictions as “non-essential services”. Normal market conditions and travel behavior were negatively impacted by the COVID-19 outbreak. Similar to many businesses in the travel sector, the Company’s business has been materially and adversely impacted by the COVID-19 outbreak. Most of the domestic travel restrictions have been lifted as of December 31, 2021 and the Company believes that travel conditions are slowly returning to normal. The Company has reopened sixteen locations out of its total domestic portfolio of 31 Spas.  As travel slowly returns, the Company’s intention is to continue to review its portfolio and reopen spas once airport traffic returns to sufficient levels to support its operations and achieve adequate unit-level economics, including acceptable profit levels as well as serves our longer-term strategy of offering fully integrated health and wellness services.

Since the beginning of the temporary closure of XpresSpa locations, the Company through XpresSpa Group’s subsidiary XpresTest, Inc. (“XpresTest”), launched XpresCheck Wellness Centers, also in airports. XpresCheck offers COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents. XpresTest has entered into managed services agreements (“MSAs”) with professional medical services companies that provide health care services to patients. The medical services companies pay XpresTest a monthly fee to operate in the XpresCheck Wellness Centers. Under the terms of MSAs, the Company provides office space, equipment, supplies, non-licensed staff, and management services in return for a management fee. Effective July 1, 2021, the Company determined that the PLLCs are VIEs due to their equity holders having insufficient capital at risk, and the Company having a variable interest and a primary beneficiary in the PLLCs.

While management has used all currently available information in assessing the Company’s business prospects, the ultimate impact of the COVID-19 pandemic and its XpresCheck Wellness Centers on its results of operations, financial condition and cash flows remains uncertain. The success or failure of the Company’s XpresCheck Wellness Centers could also have a material effect on the Company’s business.

Recent Developments

XpresCheck Wellness Centers

XpresCheck’s business has management services agreements with state licensed physicians and nurse practitioners, under which we administer COVID-19 testing options, including a Polymerase Chain Reaction (PCR) test and a rapid PCR test. As of the date of this report, there are 15 operating XpresCheck locations operating in 12 airports, including following locations opened since December 31, 2020:

●	On January 12, 2021, the Company opened its second XpresCheck Wellness Center at Boston’s Logan International Airport. It contains seven separate testing rooms to provide diagnostic COVID-19 testing.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

●	On January 20, 2021, the Company announced the opening of an XpresCheck Wellness Center at Salt Lake City International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On February 16, 2021, the Company announced the opening of our second XpresCheck Wellness Center facility at Newark Liberty International Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On March 8, 2021, the Company announced the opening of an XpresCheck Wellness Center at Houston George Bush Intercontinental Airport. It contains four separate testing rooms to provide diagnostic COVID-19 testing.

●	On March 15, 2021, the Company announced the opening of XpresCheck Wellness Centers at Dulles International and Reagan National Airports in Virginia, containing nine and four separate testing rooms, respectively, to provide diagnostic COVID-19 testing.

●	On April 8, 2021, the Company announced the opening of an XpresCheck Wellness Center at Seattle-Tacoma International Airport. It contains eight separate testing rooms to provide diagnostic COVID-19 testing.

●	On April 21, 2021, the Company announced the opening of an XpresCheck Wellness Center at San Francisco International Airport. It contains nine separate testing rooms to provide diagnostic COVID-19 testing.

●	On October 13, 2021, the Company opened an XpresCheck Wellness Center at Hartsfield-Jackson Atlanta International Airport (ATL) Concourse E, converting a legacy XpresSpa located in Concourse E. It contains six separate testing rooms to provide diagnostic COVID-19 testing.

●	In February 2022, a second XpresCheck Wellness Center opened at Denver International Airport, pre-security in the Great Hall. It contains six separate testing rooms to provide diagnostic COVID-19 testing.

●	In March 2022, the Company opened an XpresCheck Wellness Center in Orlando International Airport, pre-security, in the South Walk area of the Main Terminal. It contains five separate testing rooms to provide diagnostic COVID-19 testing.

During 2021, XpresCheck initiated a $2,001 eight-week pilot program with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo. Under this program, XpresCheck is conducting biosurveillance monitoring at four major U.S. airports (JFK International Airport, Newark Liberty International Airport, San Francisco International Airport, and Hartsfield-Jackson Atlanta International Airport) aimed at identifying existing and new SARS-CoV-2 variants. On January 31, 2022, the Company announced the extension of the program, bringing the total contract to $5,534. Approximately $1,557 of the original $2,001 in revenue was recognized during the fourth quarter of 2021. We anticipate the remaining $3,977 of the full $5,534 amount will be realized in the first and second quarters of 2022.

XpresSpa Premium Spa Services

There are currently sixteen operating XpresSpa domestic locations (including the Company’s franchise location in Austin-Bergstrom International Airport) and the Company expects to re-open four additional domestic locations in the near-term. A majority of the domestic XpresSpa locations are operating approximately eight hours per day during the busiest hours (compared to up to sixteen hours per day pre-pandemic).  Additionally, XpresSpa implemented a price increase in mid-October 2021 in its efforts to return to profitability. And as airport volumes improve, the Company will continue to review operating hours to optimize revenue opportunity.

During the fourth quarter, the Company began testing several new services to take advantage of a growing interest in non-traditional spa services and expansion of our retail offering to align more closely with the services we provide. The

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Company is evaluating the success of these new initiatives at each airport on an on-going basis and will incorporate changes to our approach as more of the portfolio is reactivated.

There are also six international locations operating, including three XpresSpa locations in Dubai International Airport in the United Arab Emirates and three XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands. The Company has also signed for five locations at Istanbul Airport and expect to open the first store this summer.

Treat

Treat is the Company’s new travel, health and wellness brand transforming the way one accesses care through a suite of health and wellness services supported by an integrated digital platform and a relevant retail offering to the traveling public.

Treat’s on-site centers (currently located in JFK International Airport and opening soon in Phoenix Sky Harbor International Airport and later this year in Salt Lake City International Airport) provide access to health and wellness services for travelers. The Company’s teams provide travel-related diagnostic testing for virus, cold, flu and other illnesses as well as hydration therapy, IV Drips, and vitamin injections. Travelers can purchase time blocks to use the Company’s wellness rooms to engage in interactive services like self-guided yoga, meditation and low impact weight exercises or to relax and unplug from the hectic pace of the airport and renew themselves before or after their trip.

Treat offers a website (www.treat.com) and mobile app to complement the offering with relevant health and wellness content designed to help people on the go with information that could impact their travel. The platform provides travelers access to a comprehensive online marketplace of services including global illness tracker tools such as the COVID-19 Requirements Map, on-demand chat care by licensed providers, a health wallet to store personal and family health records (including COVID-19 testing results), and a scheduler to arrange for direct care at one of our on-site locations.

Liquidity and Financial Condition

As of December 31, 2021, the Company had approximately $105,506 of cash and cash equivalents, and total current assets of approximately $108,979. The Company's total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, and the current portions of its promissory note and operating lease liabilities was approximately $19,827 as of December 31, 2021. The working capital was $89,152 as of December 31, 2021, compared to a working capital of $78,302 as of December 31, 2020.

The Company has aggressively reduced operating and overhead expenses in the XpresSpa brand, while it continues to focus on its overall profitability, resulting in generation of positive cash flows from operations,

The Company has taken actions to improve its overall cash position and access to liquidity through equity offerings and debt retirements, by exploring valuable strategic partnerships, right sizing its corporate structure and streamlining its operations.

During 2021, holders of our December 2020 Investor Warrants, December 2020 Placement Agent Warrants and December 2020 Placement Agent Tail Fee Warrants exercised a total of 11,273,529 warrants for shares of our common stock. We received gross proceeds of approximately $19,245. In accordance with our placement agent agreements with H.C. Wainwright & Co., LLC and Palladium, we paid cash fees of $2,162 and issued 846,588 warrants to H.C. Wainwright & Co., LLC at an exercise price of $2.125 per share and 325,500 warrants to Palladium at an exercise price of $1.70 per share.   See Note 12. Stockholders’ Equity for related discussion.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Airport Rent Concessions

The Company has received rent concessions from landlords on a majority of its leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. Currently, the period of relief from these payments range from three-to twenty eight-months and began in March 2020.  The Company received minimum guaranteed payment concession of approximately $2,078 and $2,107,  respectively, in years ended December 31, 2021 and 2020.

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

Accounts of the foreign subsidiaries of XpresSpa are translated into United States dollars. Assets and liabilities have been translated primarily at year end exchange rates and revenues and expenses have been translated at average monthly rates for the year. The translation adjustments arising from the use of different exchange rates are included as foreign currency translation within the consolidated statements of operations and comprehensive income (loss) and consolidated statements of changes in stockholders’ equity.

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

(g) Intangible assets

Intangible assets include trade names, and technology, which were primarily acquired as part of the acquisition of XpresSpa in December 2016 and were recorded based on the estimated fair value in purchase price allocation. In addition, intangible assets include software and website development costs that were capitalized as part of the Company’s development of a mobile application and website for the treat brand. The Company accounts for these costs in accordance with ASC 350-40, Internal-Use Software. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value is than compared to the carrying value and an impairment charge is recognized by the amount in which the carrying value exceeds the fair value of the asset. In assessing the recoverability of the Company’s intangible assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. During the years ended December 31, 2021 and 2020, the Company recognized impairment of $0 and $3,934.

(h) Property and Equipment

Property and equipment are recorded at historical cost and primarily consists of leasehold improvements, furniture and fixtures, and other operating equipment. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the lease term or economic useful life. Maintenance and repairs are charged to expense, and renovations or improvements that extend the service lives of the Company’s assets are capitalized over the lesser of the extension period or life of the improvement.

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

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

(l) Equity investments

Equity investments are carried at fair value with the changes in fair value recorded in the consolidated statement of operations and other comprehensive income (loss) in accordance with ASU 2016-01. Equity investments without readily determinable fair values are measured at cost less any identified impairment and reflective of any observable transactions. The Company will perform a qualitative assessment on an annual basis and recognize impairment if there are sufficient indicators that the fair value of the investment is less than the carrying value.

(m) Revenue recognition

XpresSpa

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

XpresCheck

Through its XpresCheck Wellness Centers and under the terms of the Managed Services Agreement (“MSA”) with PLLCs that in turn contract with physicians and Nurse Practitioners, the Company offers testing services to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, as well as the traveling public. The Company has entered into MSAs with PLLCs that provide healthcare services to patients. Under the terms of the MSAs which may be modified for commercial reasonableness and fair market value, XpresTest provides office space, equipment, supplies, non-licensed staff, and management services to be used for the purpose of COVID-19 and other medical diagnostic testing in return for a management fee which was deemed a performance obligation for recognizing revenue prior to July 1, 2021. However, as a result of uncertainties around the cash flows of the XpresCheck Wellness Centers, the Company concluded in 2020 that the collectability criteria to qualify as a contract under ASC 606 was not met, and therefore, revenue associated with the monthly management fee would not be recognized until a subsequent reassessment resulted in the MSAs meeting the collectability criteria.  XpresTest recognized revenue of $16,843 (including a cumulative catch-up adjustment of $3,186) during the six months ended June 30, 2021, under the MSAs, pursuant to reassessments in 2021, of the MSAs executed in 2020 and amended in 2021, and assessments and reassessments of MSAs executed and amended in 2021 until June 30, 2021, resulting in management’s conclusion that they met the collectability criteria. Any revenue collected not meeting the collectability criteria was recorded as deferred revenue.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Effective, July 1, 2021 (see Note 4), the Company determined that the PLLCs are variable interest entities due to its equity holder having insufficient capital at risk, and the Company having a variable interest in the PLLCs. In pursuance, the total revenue of $50,689 for the PLLCs for the six months period ended December 31, 2021 were designated as revenue for the company.  The performance obligation for this revenue was the PLLCs administering COVID-19 tests to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, as well as the traveling public, with revenue being recognized at the point in time at which the service is performed.

During 2021, XpresCheck initiated a $2,001, eight-week pilot program with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo. Under this program, XpresCheck is conducting biosurveillance monitoring at four major U.S. airports (JFK International Airport, Newark Liberty International Airport, San Francisco International Airport, and Hartsfield-Jackson Atlanta International Airport) aimed at identifying existing and new SARS-CoV-2 variants. On January 31, 2022, the Company announced the extension of the program, bringing the total contract to $5,534. Approximately $1,557 of the original $2,001 in revenue was recognized during the fourth quarter of 2021 as the Company has one performance obligation related to this contract with CDC, for which the Company is recognizing the revenue over time. We anticipate the remaining $3,977(out of which $527 is in deferred revenue as of December 31, 2021) of the full $5,534 amount will be realized in the first and second quarters of 2022.

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

(o) Segment reporting

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Company. The Company currently has three reportable operating segments: XpresSpa. XpresTest, and Treat. See Note 15. Segment Information.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company had no uncertain tax positions as of December 31, 2021 and 2020.

(t) Noncontrolling interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of earnings or losses from; i) the subsidiaries, in which the Company holds a majority, but less than 100%, ownership interest, ii) Variable Interest Entities, where the Company is a primary beneficiary (See sub note (w) below, and the results of which are included in the Company’s consolidated statements of operations and comprehensive income (loss). Net loss attributable to noncontrolling interests represents the proportionate share of the noncontrolling holders’ ownership in certain subsidiaries of XpresSpa and of XpresTest.

(u) Net income/(loss) per common share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders for the period by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss attributable to the Company for the period by the weighted-average number of shares of Common Stock plus dilutive potential Common Stock considered outstanding during the period.

(v) Commitments and contingencies

Liabilities for loss contingencies arising from assessments, estimates or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs expected to be incurred in connection with a loss contingency are expensed as incurred.

(w) Variable Interest Entities

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

(y) Reclassification

Certain balances in the 2020 consolidated financial statements have been reclassified to conform to the presentation in the 2021 consolidated financial statements, primarily the classification and presentation of deferred revenue. Such reclassifications did not have a material impact on the consolidated financial statements.

(z) Recently adopted accounting pronouncements

Accounting Standards Update No. 2020-10—Codification Improvements

Issued in October 2020, this release updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company adopted ASU 2020-10 as of the reporting period beginning January 1, 2021. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

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

ASU 2021-04: Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options

In May 2021, the FASB issued ASU 2021-04, "Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options'" ("ASU 2021-04"), which introduces a new way for companies to account for warrants either as stock compensation or derivatives. Under the new guidance, if the modification does not change the instrument's classification as equity, the company accounts for the modification as an exchange of the original instrument for a new instrument. In general, if the fair value of the "new" instrument is greater than the fair value of the "original" instrument, the excess is recognized based on the substance of the transaction, as if the issuer has paid cash. The effective date of the standard is for interim and annual reporting periods beginning after December 15, 2021 for all entities. The Company is currently evaluating the impact of the new guidance and does not expect the adoption of this guidance will have a material impact on its consolidated financial statements and disclosures.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Note 3. Net earnings/(loss) per Share of Common Stock

The table below presents the computation of basic and diluted net earnings/(losses) per common share:

	Year ended
	December 31,
	2021	2020
Basic numerator:
Net income (loss) attributable to XpresSpa Group, Inc.	$3,349	$(90,488)
Less: deemed dividend on warrants and preferred stock	—	(945)
Net income (loss) attributable to common shareholders	$3,349	$(91,433)
Basic denominator:
Basic weighted average shares outstanding	104,306,173	44,567,542
Basic earnings/(loss) per share	$0.03	$(2.05)
Diluted numerator:
Earnings/ (loss) attributable to common shareholders	$3,349	$(91,433)
Diluted denominator:
Diluted weighted average shares outstanding	105,076,758	44,567,542
Diluted earnings/(loss) per share	$0.03	$(2.05)

Net income (loss) per share data presented above excludes from the calculation of diluted net income (loss), the following potentially dilutive securities, having an anti-dilutive impact, in case of net loss

Both vested and unvested options to purchase an equal number of shares of Common Stock	2,614,766	1,353,888
Unvested RSUs to issue an equal number of shares of Common Stock	521,049	—
Warrants to purchase an equal number of shares of Common Stock	37,338,164	48,044,381
Total number of potentially dilutive securities excluded from the calculation of earnings/(loss) per share attributable to common shareholders	40,473,979	49,398,269

Note 4. Variable Interest Entities

Through its XpresCheck Wellness Centers the Company provides services pursuant to contracts with PLLCs which in turn contracts with physicians and other medical professional providers to render COVID-19 and other medical diagnostic testing services to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, and the traveling public. The PLLCs collectively represent the Company’s affiliated medical group. The PLLCs were designed and structured to comply with the relevant laws and regulations governing professional medical practice, which generally prohibits the practice of medicine by lay persons or entities. All of the issued and outstanding equity interests of the PLLCs are owned by a licensed medical professional nominated by the Company (the “Nominee Shareholder”). Upon formation of the PLLCs, and initial issuance of equity interests, the Nominee Shareholder contributes a nominal amount of capital in exchange for their interest in the PLLC. The Company then executes with each PLLC a MSA, which provide for various administrative services, management services and day-to-day activities of the practice to be rendered by the Company through its XpresCheck Wellness Centers.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The Company also has exclusive responsibility for the provision of all nonmedical services including contracting with customers who access the PLLCs for a medical visit, handling all financial transactions and day-to-day operations of each PLLC, overseeing the establishment of COVID-19 and other medical diagnostic testing services policies, and making recommendations to the PLLC in establishing the guidelines for the employment and compensation of the physicians and other employees of the PLLCs. Until June 30, 2021, MSA Fees were commensurate with the expected level of activity required to be billed by XpresCheck Wellness Centers. Therefore, these PLLCs were assessed not to be variable interest entities prior to July 1, 2021.

Effective, July 1, 2021, contractual arrangements between the company, the company’s affiliated medical group and nominated shareholder were modified in a manner that changes the characteristics or adequacy of the nominee shareholders equity investment at risk and residual returns. Therefore, due to reassessment triggered by the development on July 1, 2021, the Company determined that the PLLCs are now variable interest entities. Notwithstanding their legal form of ownership of equity interests in the PLLC, the primary beneficiary of the affiliated medical group is the Company as it meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the affiliated medical group; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the affiliated medical group. The Company consolidated the PLLCs under the VIE model since the Company has the power to direct activities that most significantly impact the PLLCs economic performance and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the PLLCs.

The aggregate carrying value of total assets and total liabilities included on the consolidated balance sheets for the PLLCs after elimination of intercompany transactions were $3,033, included in Cash and Cash Equivalents, and $683, included in Accounts payable, accrued expenses and other, respectively, as of December 31, 2021. The total revenue included on the consolidated statements of operations and comprehensive income (loss) for the PLLCs after elimination of intercompany transactions was $50,689 for the twelve months ended December 31, 2021.

Note 5. Cash, Cash Equivalents, and Restricted Cash

	December 31, 2021	December 31, 2020
Cash denominated in United States dollars	$102,560	$88,636
Cash denominated in currency other than United States dollars	2,133	1,158
Restricted cash	751	701
Credit and debit card receivables	813	7
Total cash, cash equivalents and restricted cash	$106,257	$90,502

The Company places its cash and temporary cash investments with credit quality institutions. At times, such cash denominated in United States dollars may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At December 31, 2021 and 2020, deposits in excess of FDIC limits were $103,339 and $88,556. As of December 31, 2021 and 2020, the Company held cash balances in overseas accounts, totaling $2,113 and $1,158, respectively, which are not insured by the FDIC. If the Company were to distribute the amounts held overseas, the Company would need to follow an approval and distribution process as defined in its operating and partnership agreements, which may delay and/or reduce the availability of that cash to the Company.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Note 6. Other Current Assets

As of December 31, 2021, and 2020, the Company’s other current assets were comprised of the following:

	December 31, 2021	December 31, 2020
Prepaid expenses	$1,047	$1,135
Other	48	186
Total other current assets	$1,095	$1,321

Prepaid expenses are predominantly comprised of financed and prepaid insurance policies which have terms of one year or less.

Note 7. Property and Equipment

Property and equipment are comprised of three categories: leasehold improvements, furniture and fixtures, and other operating equipment as of December 31, 2021 and 2020 as follows:

	December 31,
	2021	2020	Useful Life
Leasehold improvements	$11,225	$8,357	Average 5-8 years
Furniture and fixtures	1,146	362	3-4 years
Other operating equipment	1,027	388	Maximum 5 years
	13,398	9,107
Accumulated depreciation	(6,740)	(4,946)
Total property and equipment, net	$6,658	$4,161

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the shorter of remaining lease term or economic useful life (which is on average 5-8 years).

The Company performed assessments of its property and equipment for impairment for the years ended December 31, 2021 and 2020 and based upon the results of the impairment tests, the Company recorded impairment expenses of approximately $90 and $4,954, respectively, which is included in “Impairment/disposal of assets” in the consolidated statements of operations and comprehensive loss.

During the years ended December 31, 2021 and 2020, the Company recorded $2,754 and $2,853, respectively, of depreciation expense.

Note 8. Other Assets

Other assets in the consolidated balance sheets are comprised of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Equity investments	$722	$1,768
Lease deposits	2,030	736
Other	58	85
Other assets	$2,810	$2,588

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

As of December 31, 2021 and 2020, the equity investment in Route1 had a readily determinable fair value of $722 and $1,768, respectively. The Company recorded an unrealized loss of $1,046 in 2021 and an unrealized gain of $1,284 in 2020, in connection with the remeasurement of the shares of our common stock and warrants of  Route 1 it obtained in the 2018 sale of Group Mobile to Route 1.  The loss/gain is included in Other non-operating income (expense), net on the consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2021 and 2020.

Also included in “Other assets” as of December 31, 2021 and 2020 were $2,030 and $736, respectively, of security deposits made pursuant to various lease agreements, which will be returned to the Company at the end of the leases.

Note 9. Intangible Assets

The following table provides information regarding the Company’s intangible assets, which consist of the following:

	December 31, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade name	$1,339	$(1,118)	$221	$1,339	$(899)	$440
Software	3,886	(484)	3,402	694	(264)	430
Licenses	116	(7)	109	—	—	—
Total intangible assets	$5,341	$(1,609)	$3,732	$2,033	$(1,163)	$870

The Company’s trade name relates to the value of the XpresSpa trade name, software relates to certain capitalized third-party costs related to a new website and a point-of-sale system; and licenses relates to certain capitalized costs of foreign acquisitions.

In the year ended December 31, 2020, the Company recorded an impairment of the value of the XpresSpa trade name of $3,934, which is included in “Impairment/disposal of assets” on the Company’s consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020. The Company did not record impairment of the XpresSpa trade name in 2021.

The Company’s intangible assets are amortized over their expected useful lives, which is six years for trade names and five and three years for software. During the years ended December 31, 2021 and 2020, the Company recorded amortization expense of $447, and $2,357, respectively, related to its intangible assets.

Estimated amortization expense for the Company’s intangible assets at December 31, 2021 is as follows:

Calendar Years ending December 31,	Amount
2022	$1,476
2023	1,142
2024	1,074
2025	23
2026	17
Total	$3,732

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Note 10. Leases

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

The Company reviews all of its existing lease agreements to determine whether there were any modifications to lease agreements and to assess if any agreements should be accounted for pursuant to the guidance in ASC 842. Upon adoption of ASC 842, the Company used 11.24% as its incremental borrowing rate for its leases. The Company did exercise its option to extend the term of existing lease contracts during the years ended December 31, 2021 and 2020. Since the existing lease liability did not originally consider the extension of the lease term for these leases, the Company reassessed the incremental borrowing rate of 9.0% to be used to calculate the lease liability.

The following is a summary of the activity in the Company’s current and long-term operating lease liabilities for the year ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(4,230)	$(2,344)
Leased assets obtained in exchange for new and modified operating lease liabilities	$(3,646)	$(3,144)
Leased assets surrendered in exchange for termination of operating lease liabilities	$9	$11

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

As of December 31, 2021, future minimum operating leases commitments are as follows:

Calendar Years ending December 31,	Amount
2022	$3,506
2023	3,071
2024	2,545
2025	1,760
2026	718
Thereafter	808
Total future lease payments	12,408
Less: interest expense at incremental borrowing rate	(2,168)
Net present value of lease liabilities	$10,240

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	4.11	years
Weighted average discount rate used to determine present value of operating lease liability:	10.06%

Variable lease payments calculated monthly as a percentage of a product and services revenue were $576 and $611 for the years ended December 31, 2021 and 2020, respectively.

Rent expense for operating leases for the years ended December 31, 2021 and 2020 were $2,069 and $2,057, respectively.

The Company performed assessments of its right of use lease assets for impairment for the years ended December 31, 2021 and 2020. Based upon the results of the impairment tests, the Company recorded impairment expenses of approximately $747 and $6,341 which is included in Impairment/disposal of assets on the consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2021 and 2020, respectively.

Note 11. Long-term Notes and Convertible Notes

Total debt as of December 31, 2021 and 2020 is comprised of the following:

	December 31, 2021	December 31, 2020
Promissory note, unsecured (Non Current)	$—	$2,355
Promissory note, unsecured (Current)	3,584	3,298

Total debt	$3,584	$5,653

B3D 9% Senior Secured Note due May 31, 2021

On January 9, 2020, as compensation for the consent of B3D to the CC Agreement, the Company entered into the Fifth Credit Agreement Amendment with B3D in order to (i) increase the principal amount owed to B3D from $7,000 to $7,150, which additional $150 in principal and any interest accrued thereon became convertible, at B3D’s option, into shares of the Company’s Common Stock, and (ii) provide for the advance payment of 97,223 shares of Common Stock in satisfaction of the interest payable pursuant to the B3D Note for the months of October, November and December 2020.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The Common Stock was issued to B3D on January 14, 2020. The Company capitalized a $150 fee charged by the lender to consent to the CC Agreement.

On March 6, 2020, XpresSpa Holdings entered into the Sixth Credit Agreement Amendment with B3D in order to, among other provisions, (i) increase the principal amount owed to B3D from $7,150 to $7,900, which additional $750 in principal, comprised of $500 in new funding and $250 in debt issuance costs, and any interest accrued thereon  became convertible, at B3D’s option, into shares of the Company’s Common Stock and (ii) decrease the conversion rate under the B3D Note from $6.00 per share to $1.68 per share. On March 19, 2020, the conversion rate was further reduced to $0.525 per share after giving effect to certain anti-dilution adjustments.

The Sixth Credit Agreement Amendment was accounted for as an extinguishment of debt in the Company’s consolidated financial statements. In March 2020, the Company extinguished debt with a carrying value of $4,829, net of unamortized debt discount of $1,845 and unamortized debt issuance costs of $476. In addition, the Company extinguished $2,048 of derivative liability, which represented the estimated fair value of the conversion option based upon provisions included in the Fifth Credit Agreement Amendment. The Company determined that the conversion option in the Sixth Credit Agreement Amendment should be bifurcated from the host instrument and engaged a third party to assess the fair value of the conversion option. As a result, the Company recorded debt with a carrying value of $3,994, net of a debt discount of $3,656 and debt issuance costs of $250, and a derivative liability of $3,656. The Company recognized a loss on the extinguishment of debt of $273 during the year ended December 31, 2020, and is included in Other non-operating income (expense), net in the consolidated statements of operations and comprehensive loss.

Subsequent to the Sixth Credit Agreement Amendment and during the year ended December 31, 2020, B3D elected to convert a total of $7,900 of principal into shares of Common Stock at conversion prices of $1.68 and $0.525. As a result, approximately $15,395 of derivative liability was settled and reclassified to equity, the Company wrote off $3,156 of unamortized debt discount and debt issuance costs, and 13,934,525 shares of Common Stock were issued. The Company recognized a revaluation loss related to the derivative liability of $11,990 during the year ended December 31, 2020, which is included in “Loss on revaluation of warrants and conversion options” in the consolidated statements of operations and comprehensive loss.

A total of $884 of accretion expense on the debt discount was recorded in the years ended December 31, 2020, which is included in “Interest expense” in the consolidated statements of operations and comprehensive loss. Total amortization expense related to the B3D Note debt issuance costs was $98 for the year ended December 31, 2020, which is included in “Interest expense” in the consolidated statements of operations and comprehensive loss.

Paycheck Protection Program

On May 1, 2020, the Company entered into a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“the PPP”) promissory note in the principal amount of $5,653 payable to Bank of America, NA (“Bank of America”) evidencing a PPP loan (the “PPP Loan”). The PPP Loan bears interest at a rate of 1% per annum. No payments were due on the PPP Loan during a six-month deferral period commencing on May 2, 2020. Commencing one month after the expiration of the deferral period and continuing on the same day of each month thereafter until the maturity date of the PPP Loan, the Company is obligated to make monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the PPP Loan by the maturity date. The maturity date is May 2, 2022. The principal amount of the PPP Loan was subject to forgiveness under the PPP upon the Company’s request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the PPP. Bank of America may have forgiven interest accrued on any principal forgiven if the SBA pays the interest. Currently, the Company is paying its monthly principal and interest related to the PPP Loan when due. The PPP Loan contains customary borrower default provisions and lender remedies, including the right of Bank of America to require immediate repayment in full the outstanding principal balance of the PPP Loan with accrued interest.  As of December 31, 2021 and 2020, $4 and $37 of

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

interest has been accrued, respectively, and is included in Accounts payable, accrued expenses and other in the consolidated balance sheets.

Credit Cash Funding Advance

On January 9, 2020, certain of the Company’s wholly owned subsidiaries (the “CC Borrowers”) entered into an accounts receivable advance agreement (the “CC Agreement”) with CC Funding, a division of Credit Cash NJ, LLC (the “CC Lender”). Pursuant to the terms of the CC Agreement, the CC Lender agreed to make an advance of funds in the amount of $1,000 for aggregate fees of $160, for a total repayment amount of $1,160. The outstanding repayment amount was secured by substantially all of the assets of the CC Borrowers, including CC Borrowers’ existing and future accounts receivables and other rights to payment. On June 1, 2020, the CC Borrowers entered into a payoff letter (the “Payoff Letter”) with the CC Lender pursuant to which the CC Agreement was terminated. Under the Payoff Letter, the Company repaid the then outstanding $733 owed under the CC Agreement as of June 1, 2020, net of a $91 discount for prepayment, and the CC Lender released all security interests held on the assets of the CC Borrowers, including the CC Borrowers’ existing and future accounts receivables and other rights to payment.  The Company recognized a gain of $91 with is included in Other non-operating income (expense), net in the consolidated statements of operations and comprehensive loss.

Calm Note

On July 8, 2019, the Company entered into a securities purchase agreement with Calm.com, Inc. (“Calm”) pursuant to which the Company agreed to sell (i) an aggregate principal amount of $2,500 in an unsecured convertible note (the “Calm Note”), which was convertible into shares of Series E Convertible Preferred Stock at a conversion price of $6.00 per share of Common Stock equivalent (the “Series E Preferred Stock”) and (ii) warrants to purchase 312,500 shares of the Company’s Common Stock at an exercise price of $6.00 per share (the “Calm Warrants”). On March 6, 2020, the exercise price of the Calm Warrants was reduced to $1.68 per share and on March 19, 2020 further reduced to $.0525 per share, after giving effect to certain anti-dilution adjustments. On April 17, 2020, the Company amended and restated the Calm Note in order to provide, among other items, the conversion of the Calm Note directly into Common Stock instead of into shares of the company’s Series E convertible preferred stock. Interest on the Calm Note was payable in arrears and would have been paid in cash, shares of Series E Preferred Stock or a combination thereof. The Company recorded derivative liabilities for the conversion feature and the Calm Warrants related to the issuance of the Calm Note on July 8, 2019, resulting in a debt discount of $1,369. During the year ended December 31, 2020, the Company recorded accretion expense on the debt discount of $187, which is included in Interest expense in the Company’s consolidated statements of operations and comprehensive loss. During the year ended December 31, 2020, the Company recorded amortization expense on the debt issuance costs of $30, which is included in Interest expense in the Company’s consolidated statements of operations and comprehensive loss.

In 2020, the holder of the Calm Note elected to convert all $2,500 of principal into shares of Common Stock at a conversion price of $0.525. As a result, $9,200 of derivative liability was settled and reclassified to equity, the Company wrote off $947 of unamortized debt discount and $154 of unamortized debt issuance costs, and 4,761,906 shares of Common Stock were issued. The Company assessed the fair value of the conversion option in the Calm Note at each conversion date as well as at the end of each reporting period, resulting in a revaluation loss related to the derivative liability of $8,985 in 2020 which was included in Loss on revaluation of warrants and conversion options in the consolidated statement of operations and comprehensive loss.

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

Note 12. Stockholders’ Equity and Warrants

Share Repurchase Program

During 2021, the Company executed on its share repurchase program, repurchasing and redeeming 4,702,072 shares at average cost of $1.66 per share, for a total of $7,825.

During March 2022, the Company continuing to execute on its share repurchase program, repurchased 7,142,446 shares at average cost of $1.55 per share, for a total of $11,095

Warrants

The following table represents the activity related to the Company’s warrants during the year ended December 31, 2021:

		Weighted average	Exercise
	No. of warrant	exercise price	price range
December 31, 2020	48,044,381	$2.71	$0.525 - 300.00
Granted	1,172,088	$2.01	$1.70 - 2.125
Exercised	(11,273,529)	$1.71	$1.70 - 2.125
Expired	(125,246)	$2.52	$0.525-300
December 31, 2021	37,817,694	$2.99	$0.525 - 6.566

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The Company’s outstanding equity warrants as of December 31, 2021 consist of the following:

			contractual
	No. outstanding	Exercise price	life		Expiration Date
June 2020 Investor Warrants (a)	7,614,700	$5.2530	0.21	years	March 17, 2022
June 2020 Placement Agent Warrants (a)	609,176	$6.5663	0.21	years	March 17, 2022
June 2020 Placement Agent Tail Fee (a)	133,258	$5.2530	0.21	years	March 17, 2022
August 2020 Investor Warrants	11,216,932	$3.0200	0.66	years	August 28, 2022
August 2020 Placement Agent Warrants	897,355	$3.9375	0.66	years	August 28, 2022
August 2020 Placement Agent Tail Fee	222,222	$3.0200	0.66	years	August 28, 2022
December 2020 Investor Warrants	13,927,453	$1.7000	0.97	years	December 21, 2022
December 2020 Placement Agent Warrants	1,769,608	$2.1250	0.97	years	December 21, 2022
December 2020 Placement Agent Tail Fee	254,902	$1.7000	0.97	years	December 21, 2022
January 2021 Placement Agent Warrants	510,588	$2.1250	1.08	years	January 28, 2023
January 2021 Placement Agent Tail Fee	35,000	$1.7000	1.08	years	January 28, 2023
February 2021 Placement Agent Warrants	284,000	$2.1250	1.12	years	February 11, 2023
February 2021 Placement Agent Warrants	48,000	$2.1250	1.13	years	February 16, 2023
February 2021 Placement Agent Tail Fee	248,500	$1.7000	1.12	years	February 11, 2023
February 2021 Placement Agent Tail Fee	42,000	$1.7000	1.88	years	February 16, 2023
December 2021 Placement Agent Tail Fee	4,000	$2.1250	1.99	years	December 27, 2023
	37,817,694

(a)	These warrants lapsed without being exercised as of the date of this report.

During 2021, holders of the Company’s December 2020 Investor Warrants, December 2020 Placement Agent Warrants and December 2020 Placement Agent Tail Fee Warrants exercised a total of 11,273,529 warrants for common shares. The Company received gross proceeds of approximately $19,245. In accordance with the placement agent agreements with H.C. Wainwright & Co., LLC and Palladium, the Company paid cash fees of $2,162 and issued 846,588 warrants to H.C. Wainwright & Co., LLC at an exercise price of $2.125 per share and 325,500 warrants to Palladium at an exercise price of $1.70 per share.

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

Series E Convertible Preferred Stock

During 2020, the Company issued 10,123 shares of Series E Preferred Stock. Subsequent to the issuance, all outstanding shares were converted into 510,460 shares of Common Stock during 2020.

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

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Note 13. Fair Value Measurements

The following table presents the placement in the fair value hierarchy of the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2021 and 2020.  Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible property and equipment and other intangible assets, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is included in Impairment / disposal of assets in the consolidated statements of operations and comprehensive loss.

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of December 31, 2021:
Recurring fair value measurements
Equity securities:
Route1, Inc.	$722	$—	$722	$—
Total equity securities	722	—	722	—
Total recurring fair value measurements	$722	$—	$722	$—

As of December 31, 2020
Recurring fair value measurements
Equity securities:
Route1	$1,768	$—	$1,768	$—
Total equity securities	1,768	—	1,768	—
Total recurring fair value measurements	$1,768	$—	$1,768	$—

In addition to the above, the Company’s financial instruments as of December 31, 2021 and 2020 consisted of cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

Note 14. Stock-based Compensation

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

In September 2020, XpresTest created a stock-based compensation plan available to grant stock options, restricted stock and RSU’s to the XpresTest’s directors, employees and consultants. Under the XpresTest 2020 Equity Incentive Plan (the “XpresTest Plan”), a maximum of 200 shares of XpresTest common stock may be awarded, which would represent 20% of the total number of shares of common stock of XpresTest as of December 31, 2021. Certain named executive officers, consultants, and directors of the Company are eligible to participate in the XpresTest Plan. The XpresTest Plan RSAs vest upon satisfaction of certain service and performance-based conditions. The fair value of the XpresTest Plan RSAs is determined based on the weighted average of (i) Fair Value of XpresTest under the Indirect Valuation Method developing assumptions for XpresSpa Net Market Cap and XpresSpa standalone Fair Value, and (ii) Direct Valuation Method developing assumptions for XpresTest Representative Forecasted Revenue for 2021 and Peer companies Revenue’s Multiples. During 2021, XpresTest repurchased thirteen common shares, exercised pursuant to the XpresTest Plan, for the grantees to defray their tax liabilities related to the XpresTest Plan RSAs award. As of December 31, 2021 all of the XpresTest RSAs have vested

The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past.

The following variables were used as inputs in the model:

Share price of the Company’s Common Stock on the grant date:	$1.19 - 1.61
Exercise price:	$1.19 - 1.61
Expected volatility:	123%
Expected dividend yield:	0%
Annual average risk-free rate:	0.37%
Expected term:	5.38	years

Total stock-based compensation expense for the years ended December 31, 2021 and 2020 was $2,856 and $1,328, respectively.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The following tables summarize information about stock options and RSU activity during the year ended December 31, 2021:

	RSUs		XpresTest RSAs		Stock options
		Weighted		Weighted		Weighted
		average		average		average	Exercise
	No. of	grant date	No. of	grant date	No. of	exercise	price
	RSUs	fair value	RSAs	fair value	options	price	range
Outstanding as of December 31, 2020	—	$—	28.75	$11,390.35	1,353,888	$3.82	$1.53 - 2,460.0
Granted	1,349,167	1.58	120.00	5,227.20	1,668,297	1.56	1.19 - 1.61
Exercised/Vested	(749,167)	1.54	(148.75)	6,418.40	(8,334)	1.53
Forfeited	—	—	—	—	(183,230)	1.61
Expired	—	—	—	—	(3,750)	50.8	NA
Outstanding as of December 31, 2021	600,000	$1.63	—	$—	2,826,871	$2.57	$1.19 - 2,460.0
Exercisable as of December 31, 2021					1,024,694	$3.81	$1.19 - 2,460.0

The weighted average remaining contractual term for options outstanding as of December 31, 2021 and 2020 was 8.71 years and 9.5 years, respectively.

As of December 31, 2021, Aggregate Intrinsic Value of Options Outstanding and Vested was $545.  As of December 31, 2020, there was no aggregate intrinsic value associated with the options outstanding as the exercise price of the options was greater than the Company’s Common Stock price.

Unrecognized stock-based payment cost related to non-vested stock options as of December 31, 2021 and 2020 were $2,088 and $902, respectively.

Unrecognized stock-based payment cost related to non-vested RSUs as of December 31, 2021 and 2020 were $978 and $0 respectively.

Note 15. Segment Information

The Company analyzes the results of the Company’s business through the Company’s three reportable segments: XpresSpa, XpresTest, and Treat. The XpresSpa segment provides travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. The XpresTest segment provides diagnostic COVID-19 tests at XpresCheck™ Wellness Centers in airports, to airport employees and to the traveling public.  The Treat segment provides access to integrated care which can seamlessly fit into a post-pandemic world and is designed to deliver on-demand access to integrated healthcare through technology and personalized services, positioned for a traveler to access health care, records and real-time information all in one place, as well as book appointments in the Company’s on-site wellness centers as they reopen. The chief operating decision maker evaluates the operating results and performance of the Company’s segments through operating income. Expenses that can be specifically identified with a segment have been included as deductions in determining operating income. Any remaining expenses and other charges are included in Corporate and Other.

The Company currently operates in two geographical regions: United States and all other countries, which include Amsterdam, and Dubai. The following table represents the geographical revenue, and total long-lived asset information as

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

of and for the years ended December 31, 2021 and 2020. There were no concentrations of geographical revenue and long-lived assets related to any single foreign country that were material to the Company’s consolidated financial statements. Long-lived assets include property and equipment, restricted cash, equity investments, security deposits and right of use lease assets.

	For the years ended
	December 31,
	2021	2020
Revenue
United States	$71,114	$7,051
All other countries	2,615	1,334
Total revenue	$73,729	$8,385
Long-lived assets
United States	$9,698	$9,019
All other countries	4,799	1,380
Total long-lived assets	$14,497	$10,399

The Company’s continuing operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise’s CODM in deciding how to allocate resources and in assessing performance.

As a result of the Company’s transition to a pure-play health and wellness services company, the Company currently has three reportable operating segments: XpresSpa, XpresTest and Treat.

	For the twelve months ended
	December 31,
	2021	2020
Revenue
XpresSpa	$4,614	$8,045
XpresTest	69,078	80
Treat	37	—
Corporate and other	—	260
Total revenue	$73,729	$8,385

Operating income (loss)
XpresSpa	$(9,617)	$(29,966)
XpresTest	25,452	(3,494)
Treat	(5,735)	—
Corporate and other	(5,993)	(6,644)
Total operating income (loss)	$4,107	$(40,104)

Depreciation & Amortization
XpresSpa	$1,281	$4,608
XpresTest	1,858	585
Treat	50	—
Corporate and other	12	17
Total Depreciation & Amortization	$3,201	$5,210

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

	2021	2020
Capital Expenditures
XpresSpa	$908	$1,619
XpresTest	1,723	2,726
Treat	5,904	—
Corporate and other	136	4
Total Capital Expenditures	$8,671	$4,349

	2021	2020
Long-lived Assets
XpresSpa	$8,419	6,081
XpresTest	2,246	2,148
Treat	2,700	—
Corporate and other	1,132	2,170
Total Long-lived Assets	$14,497	$10,399

	2021	2020
Assets
XpresSpa	$12,351	$9,014
XpresTest	19,349	2,999
Treat	5,918	—
Corporate and other	89,648	91,120
Total assets	$127,266	$103,133

Long-lived assets includes property and equipment, right of use lease assets, security deposits, equity investments and restricted cash.

Note 16. Related Parties Transactions

In 2018, the Company entered into a collaboration agreement with Calm to the display, market, promote, and offer for sale Calm's products in each of the Company's branded stores worldwide. In connection with the collaboration agreement, the Company began selling Calm subscriptions and certain Calm-branded retail products in its spas, beginning in November 2018. Also, Calm previously held 937,500 warrants to purchase shares of Company's Common stock and a $2,500 unsecured note convertible into the Company's Series E Convertible Preferred Stock (see Note 11, Long-term Notes and Convertible Notes for further details). During the years ended December 31, 2021, and 2020, the Company recorded revenue of $2 and $11, respectively from the sale of Calm's branded products in its spas which is included in products revenue in the consolidated statements of operations and comprehensive income/(loss) for the years ended December 31, 2021 and 2020.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Note 17. Accounts Payable, Accrued Expenses and Other Current Liabilities

As of December 31, 2021, and 2020, the Company’s accounts payable, accrued expenses and other current liabilities were comprised of the following:

	December 31, 2021	December 31, 2020
Accounts payable	$5,966	$2,440
Litigation accrual	845	2,221
Accrued compensation	2,862	287
Tax-related liabilities	603	551
Gift certificates and loyalty reward program liabilities	494	495
Construction Accrual	930	347
Credit card processing fees	501	—
Other miscellaneous accruals	757	127
Total accounts payable, accrued expenses and other current liabilities	$12,958	$6,468

Concentrations of Supplier Risk

For the XpresTest segment, substantially all supplies for testing were purchased from one vendor.  For the XpresSpa segment, substantially all inventory was also purchased from one vendor.

Note 18. Income Taxes

For the years ended December 31, 2021 and 2020, the income (loss) before income taxes consisted of the following:

	2021	2020
Domestic	$3,137	$(91,030)
Foreign	(188)	(1,195)
	$2,949	$(92,225)

Income tax expense for the years ended December 31, 2021 and 2020 consisted of the following:

	For the years ended December 31,
	2021	2020
Current:
Federal	$—	$
State	56		7
Foreign	—		—
Deferred:
Federal	—		—
	$56		$7

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Income tax expense differed from the amounts computed by applying the applicable United States federal income tax rate to loss from continuing operations before taxes on income as a result of the following:

	For the years ended December 31,
	2021	2020
Income (loss) from operations before income taxes	$2,949	$(92,225)
Tax rate	21%	21%

Computed “expected” tax benefit	619	(19,367)
State taxes, net of federal income tax benefit	1,516	(2,395)
Change in valuation allowance	(10,946)	12,459
Expiration of Stock Options	4,445	—
Nondeductible expenses	1,104	10,841
Return to Provision Adjustment	2,403	—
Other items	915	(1,531)
Income tax expense (benefit)	$56	$7

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Deferred income tax assets
Net operating loss carryforwards	$48,556	$50,446
Stock-based compensation	507	4,765
Intangible assets and other	4,235	9,034
Net deferred income tax assets	53,298	64,245
Less:
Valuation allowance	(53,298)	(64,245)
Net deferred income tax assets	$—	$—

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

The cumulative valuation allowance as of December 31, 2021 is $53,298, which will be reduced if and when the Company determines that the deferred income tax assets are more likely than not to be realized.

As of January 1, 2020	$51,788
Charged to cost and expenses	11,984
Return to provision true-up and other	473
As of December 31, 2020	64,245
Charged to cost and expenses	(8,544)
Return to provision true-up and other	(2,403)
As of December 31, 2021	$53,298

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

As of December 31, 2021, the Company’s estimated aggregate total NOLs were $150,926 for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $56,336 for U.S. federal purposes with an indefinite life due to new regulations in the TCJA of 2017. The NOL amounts are presented before Internal Revenue Code, Section 382 limitations ("Section 382"). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, the Company’s ability to utilize all such NOL and credit carryforwards may be limited. The Coronavirus Aid, Relief, and Economic Security Act or "CARES Act" was enacted subsequent to the December 31, 2019  period, on March 27, 2020.  The CARES act provided for favorable business provisions. However, the Company does not anticipate the income tax provision changes to materially benefit the Company.

The Company files its tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. The company is not currently under audit in any taxing jurisdictions. The federal statute of limitations for audit consideration is 3 years from the filing date, and generally states implement a statute of limitations between 3 and 5 years.

Note 19. Commitments and Contingencies

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has recorded accruals of $845 and $2,221 as of December 31, 2021 and December 31, 2020, respectively, which is included in Accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets.

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

On October 1, 2021, the Court issued an Order granting the parties’ motion for final approval of the settlement.  There were no appeals and the settlement was effective as of November 2, 2021.  The Settlement Administrator has confirmed to the parties that settlement checks have been distributed to the Class on November 5, 2021. The Judge marked the case as closed on the docket on November 10, 2021.

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

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Kyle Collins v. Spa Products Import & Distribution Co., LLC et al

This is a combined class action and California Private Attorney’s General Act (“PAGA”) action.  Plaintiff seeks to recover wages, penalties and PAGA penalties for claims for (1) failure to provide meal periods, (2) failure to provide rest breaks, (3) failure to pay overtime, (4) inaccurate wage statements, (5) waiting time penalties, and (6) PAGA penalties of $0.1 per employee per pay period per violation. There are approximately 240 current and former employees in the litigation class.  The parties agreed to mediation on May 26, 2020, however, due to COVID-19, the parties subsequently stayed all proceedings. The mediation session occurred on March 18, 2021, and the parties reached a settlement. A revised motion for preliminary approval of the settlement was filed with the Court in February 2022 and this motion is pending.

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

Note 20. Subsequent Events

On January 9, 2022, the Company entered into an acquisition agreement to acquire all of the equity interests in GCG Connect, LLC, d/b/a HyperPointe, a New Jersey limited liability company (“HyperPointe”), for an aggregate initial purchase price of approximately $6,612, which consisted of (i) $5,612 in cash and (ii) the issuance of 552,487 shares of common stock of the Company to the equity owners of HyperPointe, plus additional consideration in the form of a potential earnout of up to $7,500 (the “Acquisition”). The portion of the initial consideration for the Acquisition comprising the 552,487 shares of Company common stock was valued at $1,000 based upon a closing reference price of $1.81 as contemplated by the acquisition agreement.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

XpresSpa Group also agreed pursuant to an earnout provision to issue up to an additional $7.5 million in cash or stock if certain earnout performance targets are met during an earnout period ending on the third anniversary of the date of the acquisition agreement. For purposes of the earnout, the Common Stock will also be valued on a per share basis. The earnout payments may be satisfied in (i) cash, (ii) shares of Common Stock (also priced at $1.81), or (iii) any combination thereof, at the election of the equity owners of HyperPointe, provided that in the event (and to the extent) XpresSpa Group does not have sufficient authorized shares of Common Stock that are unissued and not duly reserved for issuance upon options, warrants or other convertible securities, then XpresSpa Group shall be permitted to settle any earnout payments in cash. As a result, XpresSpa Group may issue up to an additional 4,143,647 shares of Common Stock; however, the actual number of shares that will be issued under the earnout, if any, will depend on (i) the extent of fulfillment of the earnout performance targets at the time of calculation of the earnout and (ii) the elections and conditions described in the previous sentence.

XpresSpa Group granted an equity award to Ezra T. Ernst, who was previously affiliated with HyperPointe and who was offered employment with the Company in connection with XpresSpa’s acquisition of the equity interests of HyperPointe, as an inducement material to such new employee entering into employment with the Company. The equity award was approved on January 7, 2022, in accordance with Nasdaq Listing Rule 5635(c)(4).

The employee received stock options to purchase 1,000,000 shares of XpresSpa common stock. The stock options were issued upon the closing of the acquisition of HyperPointe and employee’s hire date in connection therewith (the "Grant Date"), and all stock options included within the equity inducement award have an exercise price of $1.64 per share, resulting in the fair value of $1,457 which would be charged to expense per the option terms. One-third of the options will vest on each of the first three anniversaries of the Grant Date, subject to the employee's continued employment with XpresSpa or its subsidiaries on such vesting dates. The stock options have a ten-year term.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto, duly authorized on the 31st day of March 31, 2022.

XpresSpa Group, Inc.

By:	/s/ SCOTT R. MILFORD
Scott R. Milford
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ SCOTT R. MILFORD	Chief Executive Officer and Director (Principal	March 31, 2022
Scott R. Milford	Executive Officer)

/s/ JAMES A. BERRY	Chief Financial Officer (Principal Financial	March 31, 2022
James A. Berry	Officer and Principal Accounting Officer)

/s/ BRUCE T. BERNSTEIN	Director	March 31, 2022
Bruce T. Bernstein

/s/ ROBERT WEINSTEIN	Director	March 31, 2022
Robert Weinstein

/s/ MICHAEL LEBOWITZ	Director	March 31, 2022
Michael Lebowitz

/s/ DONALD E. STOUT	Director	March 31, 2022
Donald E. Stout

66