Form 10-K/A
period 2021-12-31
XpresSpa Group, Inc.
filed 2022-05-02
CIK 1410428

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

As of April 19, 2022, 95,321,210. shares of the registrant’s common stock are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Auditor Name:	Friedman LLP	Auditor Location:	East Hanover, New Jersey	Auditor Firm ID:	711

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of XpresSpa Group, Inc. (“XpresSpa Group” or the “Company”) for the fiscal year ended December 31, 2021 as originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original Filing”). This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because the Company has not filed and will not file a definitive proxy statement within 120 days after the end of its 2021 fiscal year. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial and accounting officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except for the foregoing, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not modify or update the disclosures in the Original Filing to reflect subsequent events, results or developments or facts that have become known to us after the date of the Original Filing. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Filing.

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

Name	Age	Position(s) with the Company
Bruce T. Bernstein*(1)(2)(3)(4)	58	Chairman of the Board of Directors
Robert Weinstein*(2)(4)	62	Director
Donald E. Stout*(1)(2)(3)	76	Director
Michael Lebowitz* (4)	49	Director
Scott R. Milford	57	Chief Executive Officer and Director
James A. Berry	65	Chief Financial Officer

*Independent director under the rules of The Nasdaq Stock Market

(1)	Current member of Compensation Committee
(2)	Current member of Audit Committee
(3)	Current member of Nominating and Corporate Governance Committee
(4)	Current member of Strategic Affairs Committee

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based upon this review, our Board of Directors has determined that the following members of our Board of Directors are “independent directors” as defined by The Nasdaq Stock Market (“Nasdaq”): Bruce T. Bernstein, Donald E. Stout, Robert Weinstein, and Michael Lebowitz.

Scott Milford joined the Company in July 2019 and has served as our Chief Executive Officer and as a member of our Board of Directors since January 19, 2022. Prior to January 2022, Mr. Milford served as our Chief Operating Officer since December 2020.  Prior to that, he served as our first Chief People Officer since July 2019.  Mr. Milford has over 30 years of experience at high profile and diverse organizations. Prior to joining XpresSpa, he served as VP, People Operations at SoulCycle from January to July 2019, where he led the creation and deployment of that company’s talent acquisition strategy, the development of an annual performance cycle, and created and deployed the “people strategy” that supported the opening of the brand’s first European studio in London. This included the development of talent acquisition and talent management plans, compensation design and all policies and procedures governing studio operations. Prior to that, he served as Chief People Officer for Bayada, a $1 billion Home Health Care Company, during 2018, where he played a significant role in building the organizational infrastructure necessary to scale the business from 400 service offices to 1,000 offices. Previously, he was Senior Vice President – Human Resources for Le Pain Quotidien from 2016 to 2018, where he was responsible for driving operational excellence through strategic HR planning, building organizational and employee capabilities, facilitating change, and building effective working relationships with employees and guests on a global scale. His other relevant experiences include senior leadership positions at Town Sports International, Starbucks Coffee Company, Universal Music Group, Viacom, and Blockbuster Entertainment.

We believe Mr. Milford’s extensive experience in the retail industry and his knowledge of the Company’s business due to his status as an executive officer of the Company qualifies him to serve on our Board of Directors.

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

We believe Mr. Bernstein’s extensive experience in the securities industry qualifies him to serve as the chairman of our Board of Directors.

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

Executive Officer

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

He holds a Bachelor of Science in Biochemistry (University of Massachusetts-Amherst) and an MBA from Purdue (Krannert Graduate School of Business).

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2021, there were 8 meetings of our Board of Directors as well as 4 unanimous written consents. The various committees of the Board of Directors met a total of 4 times. All directors attended more than 75 percent of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings held by all committees of the board on which he served. The Board of Directors has adopted a policy under which each member of the Board of Directors is strongly encouraged, but not required, to attend each annual meeting of our stockholders. All five of our directors attended our 2021 annual meeting of stockholders.

Audit Committee. Our Audit Committee met 4 times during fiscal 2021. This committee currently has three (3) members, Robert Weinstein (Chairman), Bruce T. Bernstein and Donald E. Stout. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews our annual and quarterly financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits.

The Board determined that all members of the Audit Committee qualify as independent under the listing standards promulgated by the SEC and Nasdaq, as such standards apply specifically to members of audit committees. The Board of Directors has determined that both Messrs. Weinstein and Bernstein are “audit committee financial experts,” as defined by the SEC in Item 407 of Regulation S-K.  A copy of the Audit Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.xpresspagroup.com/corp_governance.

Compensation Committee. Our Compensation Committee, which did not meet during 2021, has two (2) members, Bruce T. Bernstein (Chairman) and Donald E. Stout.

Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) and our 2020 Equity Incentive Plan (the “2020 Plan”).  The Compensation Committee is responsible for (1) the determination of the compensation of our Chief Executive Officer, and conducts its decision-making process with respect to that issue without the Chief Executive Officer present, (2) the determination of the compensation of the executive officers of the Company other than the Chief Executive Officer based upon the recommendation of the Chief Executive Officer and such other customary factors that the Committee deems necessary or appropriate, and (3) the establishment and review of general compensation policies with the objective of attracting and retaining superior talent, rewarding individual performance and achieving our financial goals. The Compensation Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities. During fiscal year 2021, the Compensation Committee did engage a third-party compensation consultant to review the Company’s compensation structure as well as benchmark it against the Company’s peer group.

The Board determined that both members of the Compensation Committee qualify as independent under the Nasdaq listing standards. A copy of the Compensation Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.xpresspagroup.com/corp_governance.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee which did not meet during 2021, currently has two (2) members, Bruce T. Bernstein and Donald E. Stout. The Nominating and Corporate Governance Committee’s role and responsibilities are set forth in the Nominating and Corporate Governance Committee’s written charter and is authorized to:

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

Additional Committee – the Strategic Affairs Committee.   The Strategic Affairs Committee was formed in September of 2021 to assist the Board in in reviewing, analyzing, considering and assessing, potential acquisitions, joint ventures, strategic investments, divestitures and other strategic transactions. The committee’s current members are Bruce T. Bernstein (chairman), Robert Weinstein and Michael Lebowitz.  The Strategic Affairs Committee’s responsibilities include, among others:

●	assisting management with the identification of potential acquisition, joint venture, strategic investment, divestiture and other strategic transaction opportunities and review transaction candidates with management, when and as appropriate;
●	evaluating strategic transactions received by the Company or proposed by management; and
●	overseeing and coordinating the process of reviewing, analyzing and responding to proposals received by the Company or proposed by management with respect to such potential acquisition, joint venture, strategic investment, divestiture and other strategic transaction opportunities.

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

Board Diversity Matrix

The Nasdaq diversity matrix is set forth below as required under the listing requirements of Nasdaq.

Board Diversity Matrix (As of April 19, 2022)
Total Number of Directors - 5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors		5

Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White		5
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

Delinquent Section 16(a) Reports

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis, except that Donald E. Stout, a director, filed a Form 4 reporting receipt of an equity grant one day late.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation awarded or paid by us during the fiscal years ended December 31, 2021 and 2020 to (i) our principal executive officer; and (ii) the two most highly compensated executive officers other than the principal executive officer who was serving as executive officer at December 31, 2021 (collectively, the “named executive officers”).

			Non-Equity
			Incentive Plan	Option	Stock
		Salary	Compensation	Awards	Awards	Total
Name and principal position	Year	($)	($)	($)(1)	($)(1)	($)
Douglas Satzman (1) (2)	2021	472,115	—	1,042,934	326,000	1,841,049
Chief Executive Officer	2020	387,578	135,000	108,070	38,625	669,273

Scott Milford (3)	2021	350,000	—	768,479	—	1,118,479
Chief Operating Officer	2020	279,582	90,000	192,394	67,552	629,528

James A Berry(4)	2021	263,942	47,203	—	—	311,145
Chief Financial Officer	2020	9,615	—	211,940	—	221,555
(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Notes 2 and 14 to our consolidated financial statements included in the Original Filing. The amount reported for Mr. Satzman is the grant date fair value of a restricted stock unit award for 200,000 shares of our Common Stock, which he received as compensation for his services as a Board member, as described in the narrative description accompany the tabular disclosure under “—Director Compensation: below.
(2)	Mr. Satzman served as our Chief Executive Officer since February 11, 2019 until January 19, 2022. Compensation in 2021 and 2020 includes equity awards of stock options and restricted stock.
(3)	Mr. Milford is currently our Chief Executive Officer, effective January 19, 2022. Prior to that, he served as our Chief Operating Officer since December 14, 2020 and as our first Chief People Officer, a non-executive role, from July 8, 2019 to December 14, 2020. Compensation in 2020 includes equity awards of stock options and restricted stock.
(4)	Mr. Berry has served as our Chief Financial Officer and Principal Financial & Accounting Officer since December 14, 2020. Compensation in 2020 includes an equity award of stock options.

Narrative Disclosure to Summary Compensation Table

Douglas Satzman

On February 11, 2019, we entered into an employment agreement with Mr. Satzman, which had a term of three years provided that the employment agreement would extend in two month increments for up to one (1) year thereafter for each month that the negotiations for an extension to the Employment Agreement were not concluded prior to sixth months before the end of the term. Under the terms of the employment agreement, Mr. Satzman received an annual base salary of $400,000 and was eligible to participate in any annual bonus or other incentive compensation program adopted from time to time for our executive officers. If Mr. Satzman earned any bonus or non-equity based incentive compensation which remained unpaid upon termination of employment for any reason, whether by Mr. Satzman or us other than for cause, then the employment agreement provided that Mr. Satzman would be entitled to receive a pro- rata portion of such incentive compensation at the time it was paid.  Mr. Satzman resigned from the Company on January 19, 2022 and received the amounts set forth below under “Potential Payments upon Termination or Change-In-Control.”

Scott Milford

On July 8, 2019, we entered into an employment agreement with Mr. Milford, pursuant to which he agreed to serve as our Chief People Officer for an annual base salary of $280,000 and $300,000, for the first year ended July 31, 2020 and the second year ending on July 31, 2021, respectively. After July 31, 2021, Mr. Milford continued to be employed by the Company as an ‘at will’ employee, subject to annual review by the Compensation Committee. Mr. Milford was also entitled to a one-time 10% minimum guaranteed bonus for 2019 to be calculated off his Base Salary as of his July 8, 2019 commencement date as well as to participate in any annual bonus or other incentive compensation program that the Company may adopt from time to time for its executive officers.  Mr. Milford was promoted to Chief Operating Officer in December 2020; no changes to his compensation were made at that time in connection with the promotion.

On March 28, 2022, the Company and Mr. Milford entered into an Executive Employment Agreement effective as of January 19, 2022, the date of Mr. Milford’s assumption of the role of CEO.  The agreement has a term of two years from such January 19, 2022 effective date. Following that period, Mr. Milford will continue to be employed by the Company as an “at will” employee.  Mr. Milford is entitled to receive an annual base salary of $425,000. He is also eligible to participate in any annual bonus and other incentive compensation program that the Company may adopt from time to time for its executive officers. Mr. Milford is eligible to earn an annual bonus, the target amount of which is up to one hundred percent (100%) of his base salary, based upon the achievement of performance goals and metrics established by the Board at its sole discretion. Any bonus will be determined as soon as reasonably practicable after the Company’s annual financial statements are finalized and will be split 50/50 between cash and a grant of restricted stock units with respect to the Company’s common stock.

In the event the employment agreement is terminated for good reason by Mr. Milford, or by the Company without cause and Mr. Milford provides the Company with a release of claims, Mr. Milford shall be entitled to receive a cash severance payment in the amount of one hundred percent (100%) of his then current base salary and one year of COBRA continuation coverage.  In addition, the agreement contains non-solicitation and non-competition provisions that apply during the term of Mr. Milford's employment and for six months thereafter.

James A. Berry

On November 27, 2020, we entered into an offer letter with Mr. Berry, pursuant to which he agreed to serve as our Chief Financial Officer for an annual base salary of $250,000, subject to annual review by the Compensation Committee.  Mr. Berry also received a signing bonus of $25,000, and a sign-on equity award of $250,000 of stock options.  He is eligible to receive a short-term incentive with a target payout of 50% of his annual base salary, as well as to participate in any annual bonus or other incentive compensation program that the Company may adopt from time to time for its executive officers.

Outstanding Equity Awards at 2021 Fiscal Year End

The following table sets forth information regarding grants of stock options and unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2021, to each of our named executive officers.

	Options Awards				Stock Awards
					Number	Market
		Number			of shares	value
	Number	of securities			of units	of shares
	of securities	underlying			of stock	of units
	underlying	unexercised			that	of stock
	unexercised	options	Option		have not	that
	options	(#) un-	exercise	Option expiration	vested	have not
Name	(#) exercisable	exercisable	price ($)	date	(#)	vested ($)
Doug Satzman (1)
2019 Non-Qualified Stock Option from the 2012 Plan	12,500	12,500	12.60	February 11, 2029
2020 Non-Qualified Stock Options rom the 2012 Plan	83,334	—	1.53	April 20, 2030
2021 Non-Qualified Stock Options from the 2020 Plan	—	516,304	1.74	January 21, 2031
2021 Restricted Stock Units (RSUs) from the 2020 Plan					100,000	202,000

Scott Milford (1)					—	—
2020 Non-Qualified Stock Options from the 2012 Plan	58,334	—	1.53	April 20, 2030
2020 Incentive Stock Options from the 2012 Plan	32,106	—	5.01	September 6, 2030
2020 Non-Qualified Stock Options from the 2020 Plan	—	96,319	2.01	October 28, 2030
2021 Non-Qualified Stock Options from the 2020 Plan	—	380,435	1.74	January 21, 2031

James A Berry (1): 2020 Non-Qualified Stock Options from the 2020 Plan	43,402	130,209	1.44	December 14, 2030	—	—
(1)	Un-exercisable Options vest in equal annual increments over each of the remaining anniversaries of the date of grant.
(2)	In connection with his Separation Agreement, dated January 21, 2022 all of Mr. Satzman’s stock options and RSUs outstanding and held by Mr. Satzman vested immediately after the Effective Date of such agreement, notwithstanding any vesting provisions set forth such stock-based awards or the Employment Agreement

Pension Benefits

We do not have any qualified or nonqualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

Potential Payments upon Termination or Change-In-Control

The following summarizes the payments and potential payments to each of our named executive officers as of December 31, 2021 upon termination or change-in-control. The discussion assumes that such event occurred on December 31, 2021, the last business day of our fiscal year, at which time the closing price of our common stock as listed on Nasdaq was $2.02 per share. For a further discussion of these provisions see the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” above.

Douglas Satzman

Mr. Satzman resigned from the Company on January 19, 2022.  Under the terms of the Separation Agreement and Release that he entered into with the Company, Mr. Satzman will receive (i) an amount equal to his current annual base salary ($475,000) as severance, payable over the 12-month period following January 21, 2022 in accordance with the Company’s regular payroll schedule and (ii) if elected by Mr. Satzman, subsidization of COBRA continuation payments under the Company’ group medical insurance plans until the earlier of January 31, 2023, the date he is eligible under another employer’s heath plan or Medicare, or the expiration of the maximum COBRA continuation coverage period for which he eligible under law. Mr. Satzman is entitled to incentive compensation of $168,341 attributable to calendar year 2021 (of which amount $10,000 represents expense reimbursement), as provided in his employment agreement, (ii) that the vesting of all stock options, RSUs and other stock-based awards outstanding held by Mr. Satzman vest immediately after such effective date, and (iii) for a general release in favor of the Company.

Scott R. Milford

In the event Mr. Milford’s employment agreement is terminated for good reason by Mr. Milford, or by the Company without cause and Mr. Milford provides the Company with a release of claims, Mr. Milford shall be entitled to receive a cash severance payment in the amount of one hundred percent (100%) of his then current base salary and one year of COBRA continuation coverage.

James A. Berry

Mr. Berry is not entitled to any payments upon termination or change-in-control.

Director Compensation

The following table sets forth the compensation of persons who served as non-employee members of our Board of Directors during the fiscal year ended December 31, 2021. As described below, Mr. Satzman, our former CEO, received certain equity compensation for his service on our Board of Directors; such compensation is fully reflected in the Summary Compensation Table above and is not reflected below.

	Fees
	Earned or
	Paid in	Stock	Option	All Other
	Cash	Awards	Awards	Compensation	Total
Name	($)	($)(1)	($)(1)	($)(6)	($)
Bruce T. Bernstein(2) (6)	120,000	881,000	170,922	433,632	1,605,554
Donald E. Stout(3)	56,000	196,600	87,016		339,615
Robert Weinstein(4)	76,000	359,600	87,016		522,615
Michael Lebowitz(5)	56,000	359,600	87,016		502,615
(1)	Amounts represent the aggregate grant date fair value of the restricted stock units granted during the fiscal year computed in accordance with FASB ASC Topic 718. See Notes 2 and 14 to the consolidated financial statements disclosed in the Original Filing for the assumptions made in the valuation of the equity awards.
(2)	As of December 31, 2021, Mr. Bernstein held 156,532 unexercised options and unvested 250,000 restricted stock units.
(3)	As of December 31, 2021, Mr. Stout held 106,952 unexercised options and unvested 50,000 restricted stock units.
(4)	As of December 31, 2021, Mr. Weinstein held 104,744 unexercised options and unvested 100,000 restricted stock units.
(5)	As of December 31, 2021, Mr. Lebowitz held 93,077 unexercised options and unvested 100,000 restricted stock units.

(6)	Consists of (i) $120,000 in cash paid in respect of XpresTest board services (as described below); and (ii) $313,632, which is the grant date fair value of 60 shares of restricted stock of our majority owned subsidiary, XpresTest, Inc., paid in respect of XpresTest board services, as computed in accordance with ASC 718;

At various times during 2021, the Board and the Compensation Committee of the Board of Directors engaged StreeterWyatt Analytics, an independent third-party compensation analyst, to evaluate and make recommendations regarding the compensation paid to our directors.

In December 2020, the Board requested and received analysis and evaluation from StreeterWyatt Analytics regarding the Company’s compensation structure as well as to benchmark it against the Company’s peer group.  Effective in January 2021, Board approved, upon recommendation of the Compensation Committee the following compensation structure for its non-employee directors for fiscal year 2021:

●	For the Chairman of the Board, total compensation of $275,000, consisting of a 40/60 split of cash and equity:
o	$110,000 in cash; and
o	equity awards having a combined value of $165,000, weighted as 40% in RSUs and 60% in non-qualified stock options.
●	For all other Board members, total compensation of $140,000, consisting of a 40/60 split of cash and equity:
o	56,000 in cash; and
o	equity awards having a combined value of $84,000, weighted 40% in RSUs and 60% in non-qualified stock options.
●	The following additional cash payments:
o	$20,000 in cash to the Chairman of the Audit Committee.
o	$10,000 in cash to the Chairman of the Compensation Committee.

In January 2021, the Company, its Board and the board of directors of XpresTest, Inc., a Delaware corporation and majority-owned subsidiary of the Company (“XpresTest”), approved the issuance of 60 shares of immediately vested restricted stock under the XpresTest, Inc. 2020 Equity Incentive Plan (the “Subsidiary Plan”) to each of Messrs. Bernstein and Satzman, pursuant to a restricted stock award agreement under the Subsidiary Plan. In addition, the restricted stock award agreements each contain an antidilution provision pursuant to which XpresTest agreed to issue such additional shares of XpresTest common stock to each such individual (for no additional consideration) sufficient to maintain share ownership interest for each such individual of and at 6% of the total capital stock of XpresTest on a fully-diluted basis, including all options, warrants, convertible securities, and other rights to acquire capital stock, including shares reserved for equity plans not yet allocated, but in the case of convertible debt, only at the time that such convertible debt converts into capital stock, or at such time that a specific conversion ratio is established pursuant to the operation of such instrument) through and until immediately prior to the sale and issuance of XpresTest’s capital stock in a bona fide equity or convertible note financing which assumes that the enterprise value XpresTest is at or above $100 million.

In February and March 2021, following the conclusion of it previous review and approval of cash and equity compensation for its non-employee directors, the Board further requested and received analysis and evaluation from StreeterWyatt Analytics of appropriate director compensation specifically related to the duties, responsibilities and services of Mr. Bernstein beyond the scope of normal Board member services in connection with his role as a non-employee director of XpresTest, especially in light of the significance of the XpresTest business for the Company as a whole commencing in 2020 and going forward in to the future.  In March 2021, following such review, the Board determined it was necessary, advisable and appropriate, and in the best interests of the Company and its stockholders, to provide for an appropriate amount of additional compensation to Mr. Bernstein for his XpresTest board services, in addition to the amounts previously approved for other services as director of our Board, and approved the payment to Mr. Bernstein of $120,000 per year in cash compensation for such XpresTest board services, retroactive to January 1, 2021.  The Board concluded that, under the circumstances and in light of the services performed, such compensation represents “ordinary-course compensation” for Mr. Bernstein’s XpresTest board services as a member of the board of directors of XpresTest, and that such compensation therefore would not preclude a determination that Mr. Bernstein would be independent for, among other things, membership of the Audit Committee of the Company under Rule 10A-3 under the Securities Exchange Act of 1934, and Nasdaq listing rules, as such compensation represents fees for such XpresTest board services.

In July 2021, after reviewing the data provided by StreeterWyatt Analytics, the Committee deemed it to be in the best interest of the Company to recommend that the Board make restricted stock unit grants to each of the members of the Board.  Based on the Committee’s recommendation, the Board approved the grants of restricted stock unit, vesting in equal quarterly installments of 25% each on the last date of the first, second, third and fourth quarters after the grant date (commencing on September 30, 2021 and being fully vested on June 30, 2022), subject to the individuals continuous server with the Company through such dates, of 500,000 shares for Mr. Bernstein (as Chairman of the Board), 200,000 shares to each Messrs. Satzman (as CEO of the Company and a Board member), Weinstein (as the Audit Committee Chairman) and Lebowitz, and 100,000 shares to Mr. Stout.

In January 2022,  the Board requested and received analysis and evaluation from StreeterWyatt Analytics regarding the Company’s compensation structure.  Based on its review, the Compensation Committee recommended, and the full Board approved, a new director compensation program effective for fiscal year 2022:

●	For the Chairman of the Board: $350,000 per year, consisting of:
o	$150,000 in cash; and
o	equity awards having a combined value of $200,000, consisting of (i) a grant of a Non-Qualified Stock Option to purchase such number of shares of Common Stock having a grant date fair value of $120,0000 and (ii) a grant of RSUs of such number of shares having a grant date value of $80,000.
●	For the other non-employee Directors: $170,000 per year, consisting of:
o	$70,000 in cash; and
o	equity awards having a combined value of $100,000, consisting of (i) a grant of a Non-Qualified Stock Option to purchase such number of shares of Common Stock having a grant date fair value of $60,0000 and (ii) a grant of RSUs of such number of shares having a grant date value of $40,000.
●	The following additional cash payments:
o	$30,000 in cash to the Chairman of the Audit Committee.
o	$20,000 in cash to the Chairman of the Compensation Committee.
o	$20,000 in cash to each member of the Investment Committee.

We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance and participation in Board and committee meetings (including costs of travel, food and lodging).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain aggregate information, as of December 31, 2021 with respect to all of our equity compensation plans then in effect:

No. of securities
remaining
available for
	No. of securities		future issuance
	to be issued upon	Weighted-	under equity
	exercise of	average exercise	compensation
	outstanding	price of	plans (excluding
	options,	outstanding	securities
	warrants and	options, warrants	reflected in
Plan Category	rights	and rights ($)	the first column)
Total equity compensation plans approved by security holders (1)(2)	3,426,871	$3.14	815,628
(1)	These plans consist solely of the 2020 Plan, as approved by our Board of Directors in September 2020 and by our stockholders in October 2020. Under the 2020 Plan, a maximum of 5,705,239 shares of common stock may be awarded.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of April 19, 2022 for (a) each stockholder known by us to own beneficially more than 5% of Common Stock, (b) each of our named executive officers, (c) each of our directors and director nominees, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of Common Stock that may be acquired by an individual or group within 60 days of April 19, 2022, pursuant to the exercise of options or warrants or the vesting of restricted stock units, as applicable, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but not for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 95,321,210 shares of Common Stock as of April 19, 2022.

	Number of	Percent of
	Shares of	Shares of
	Common	Common
	Stock	Stock
	Beneficially	Beneficially
Name and Address of Beneficial Owner(1)	Owned	Owned

Five percent or more beneficial owners:

Sabby Volatility Warrant Master Fund, Ltd(2)	14,383,810	13.7%

Directors and named executive officers:

Scott Milford(3)	197,953	*
James A. Berry(4)	241,615	*
Bruce T. Bernstein(5)	909,097	1.0%
Donald E. Stout(6)	278,155	*
Robert Weinstein(7)	222,947	*
Michael Lebowitz(8)	364,280	*
Douglas Satzman(9)	1,553,503	1.6%
All current directors and officers as a group (6 individuals)(10):	2,214,047	3.9%
*	Less than 1%
(1)	Unless otherwise indicated, the business address of the individuals is c/o XpresSpa Group, Inc., 254 West 31st Street, 11th Floor, New York, NY 10001.
(2)	Based on (i) Form SC 13G/A filed by Sabby Volatility Warrant Master Fund, Ltd., Sabby Management, LLC and Hal Mintz with the SEC on January 7, 2021, which reported 4,691,933 shares of Common Stock ownership as of December 31, 2020, and (ii) 9,691,877 shares of Common Stock issuable upon exercise of warrant held by Sabby Volatility Warrant Master Fund, Ltd. The principal business address of Sabby Volatility Warrant Master Fund, Ltd. is 89 Nexus Way, Camara Bay, Grand Cayman KY1-9007, Cayman Islands. The principal business address of Sabby Management, LLC and Hal Mintz is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458.
(3)	The number of shares of Common Stock beneficially owned includes 12,405 shares of Common Stock and options to purchase 185,548 shares of Common Stock, which are exercisable within 60 days of April 19, 2022.
(4)	The number of shares of Common Stock beneficially owned includes 198,213 shares of Common Stock and options to purchase 43,402 shares of Common Stock, which are exercisable within 60 days of April 19, 2022.
(5)	The number of shares of Common Stock beneficially owned includes 729,128 shares of Common Stock and options to purchase 179,969 shares of Common Stock, which are exercisable within 60 days of April 19, 2022.
(6)	The number of shares of Common Stock beneficially owned includes 159,485 shares of Common Stock and options to purchase 118,670 shares of Common Stock, which are exercisable within 60 days of April 19, 2022.
(7)	The number of shares of Common Stock beneficially owned includes 106,485 shares of Common Stock and options to purchase 116,462 shares of Common Stock, which are exercisable within 60 days of April 19, 2022. Solely for Mr. Weinstein, the number of shares of Common Stock beneficially owned reflects 151,485 shares owned on April 19,

2022, less 45,000 shares subsequently sold on April 20, 2022, pursuant to a Rule 10b5-1 plan, as previously disclosed in a Form 4 filed on April 22, 2022.
(8)	The number of shares of Common Stock beneficially owned includes 259,485 vested shares of Common Stock and options to purchase 104,795 shares of Common Stock, which are exercisable within 60 days of April 19, 2022.
(9)	The number of shares of Common Stock beneficially owned includes 928,865 shares of Common Stock and options to purchase 624,638 shares of Common Stock, and which are exercisable within 60 days of April 19, 2022. All of Mr. Satzman’s equity awards immediately vested pursuant to his Separation Agreement, dated January 21, 2022.
(10)	See footnotes (4) through (9).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

CohnReznick LLP (“CohnReznick”) was selected by our Audit Committee as our independent registered public accounting firm for the fiscal year ended December 31, 2019. This selection was ratified by our stockholders at the 2019 annual meeting held on October 2, 2019. On May 4, 2020, we dismissed CohnReznick and approved the engagement of Friedman LLP (“Friedman”) as our independent registered public accounting firm for the fiscal year ended December 31, 2020.  This selection was ratified by our stockholders at the 2020 annual meeting held on October 28, 2020. In deciding to select CohnReznick and Friedman, the Audit Committee carefully considered the qualifications of CohnReznick and Friedman , including their reputation for integrity, quality, and competence in the fields of accounting and auditing. Further, the Audit Committee reviewed auditor independence issues and existing commercial relationships with CohnReznick and Friedman. The Audit Committee concluded that independence of CohnReznick and Friedman was not impaired for the fiscal years ended December 31, 2021, and 2020. For the fiscal years ended December 31, 2021, and 2020, we incurred the following fees for the services of CohnReznick and Friedman:

	2021	2020

Friedman:

Audit fees(1)	$268,957	$148,243
Audit-related fees(2)	107,492	45,780

CohnReznick:

Audit fees(1)	-	170,000
Audit-related fees(2)	-	14,500

Total	$376,449	$378,523
(1)	Audit fees includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees includes fees for benefit plan audits and lease compliance audits.

Pre-Approval of Audit and Non-Audit Services

Consistent with SEC policies and guidelines regarding audit independence, our Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. Our Audit Committee pre-approves these services by category and service. Our Audit Committee pre-approved all of the services provided by our independent registered public accounting firms in 2021 and 2020.

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

Exhibit No.	Description

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

4.8	Fourth Amended and Restated Convertible Promissory Note, dated as of March 6, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 6, 2020)

4.9	Unsecured Convertible Note due May 31, 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

Exhibit No.	Description

4.10	Warrant to Purchase Common Stock in favor of Calm.com, Inc., dated as of July 8, 2019 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

4.11	Form of Pre-Funded Warrant to Purchase Common Stock, dated March 19, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 19, 2020)

4.12	Form of Pre-Funded Warrant to Purchase Common Stock, dated March 25, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 25, 2020)

4.13	Form of Pre-Funded Warrant to Purchase Common Stock, dated March 27, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 27, 2020)

4.14	Form of Pre-Funded Warrant to Purchase Common Stock, dated April 6, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 7, 2020)

4.15	Description of the Registrant’s Securities (incorporated by reference from Exhibit 4.22 to our Annual Report on Form 10-K filed with the SEC on April 20, 2020)

4.16	Amended and Restated Calm Note, dated as of April 17, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 17, 2020).

4.17	Amended and Restated Calm Note, dated as of April 22, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 24, 2020)

4.18	Form of Warrant to Purchase Common Stock, dated June 17, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.19	Form of Placement Agent Warrant to Purchase Common Stock, dated June 17, 2020 (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.20	Form of Warrant to Purchase Common Stock, dated August 25, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 28, 2020)

4.21	Form of Pre-Funded Warrant to Purchase Common Stock, dated August 25, 2020 (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 28, 2020)

4.22	Form of Placement Agent Warrant to Purchase Common Stock, dated August 25, 2020 (incorporated by reference from Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on August 28, 2020)

4.23	Form of Warrant to Purchase Common Stock, dated December 17, 2020 (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 21, 2020)

4.24	Form of Placement Agent Warrant to Purchase Common Stock, dated December 17, 2020 (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on December 21, 2020)

10.1†

Vringo, Inc. 2012 Employee, Director and Consultant Equity Incentive Plan, as amended (incorporated by reference from Appendix C of our Proxy Statement on Schedule 14A (DEF 14A) filed with the SEC on September 25, 2015)

Exhibit No.	Description

10.2†	Form of Management Option Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010).

10.3†	Form of Stock Option Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.4†	Form of Restricted Stock Unit Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

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

10.38	U.S. Small Business Administration Paycheck Protection Program Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2020)

10.39	Form of Exchange Agreement, dated June 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2020)

10.40	Form of Securities Purchase Agreement, dated as of June 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

10.41	Form of Securities Purchase Agreement, dated as of August 25, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2020)

10.42†	XpresTest, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2020)

10.43†	XpresSpa Group, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2020)

10.44	Form of Securities Purchase Agreement, dated as of December 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2020)

Exhibit No.	Description

10.45†

Form of XpresTest, Inc. Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.45 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 30, 2021)

10.46†

Separation Agreement and Release dated as of January 21, 2022, between the Company and Doug Satzman (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2012)

10.48†***

Executive Employment Agreement dated March 28, 2022, between the Company and Scott Milford. (incorporated by reference from Exhibit 10.48 to our Annual Report on Form 10-K filed with the SEC on March 31, 2022)

21***	Subsidiaries of XpresSpa Group, Inc. (incorporated by reference from Exhibit 21 to our Annual Report on Form 10-K filed with the SEC on March 31, 2022)

23.1***	Consent of Friedman LLP, independent registered public accounting firm (incorporated by reference from Exhibit 23.1 to our Annual Report on Form 10-K filed with the SEC on March 31, 2022)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32***

Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32 to our Annual Report on Form 10-K filed with the SEC on March 31, 2022)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York of New York on the 2nd day of May, 2022.

XPRESSPA GROUP, INC.

By:	/s/ Scott R Milford
Name:	Scott R Milford
Title:	Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this Amendment No. 2 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Scott R Milford	Chief Executive Officer and Director (Principal	May 2, 2022
Scott R Milford	Executive Officer)

/s/ James A Berry	Chief Financial Officer (Principal Financial	May 2, 2022
James A Berry	Officer and Principal Accounting Officer)

/s/ Bruce T. Bernstein	Director, Chairman of Board of Directors	May 2, 2022
Bruce T. Bernstein

/s/ Robert Weinstein	Director	May 2, 2022
Robert Weinstein

/s/ Donald E. Stout	Director	May 2, 2022
Donald E. Stout

/s/ Michael Lebowitz	Director	May 2, 2022
Michael Lebowitz