Form 10-Q
period 2022-03-31
XpresSpa Group, Inc.
filed 2022-05-16
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, 95,360,271 shares of the registrant’s common stock were outstanding.

XpresSpa Group, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Current assets
Cash and cash equivalents	$82,990	$105,506
Accounts receivable	1,924	615
Inventory	2,522	1,763
Other current assets	1,027	1,095
Total current assets	88,463	108,979

Restricted cash	751	751
Property and equipment, net	8,273	6,658
Intangible assets, net	5,205	3,732
Operating lease right of use assets, net	4,245	4,336
Goodwill	4,260	-
Other assets	2,541	2,810
Total assets	$113,738	$127,266

Current liabilities
Accounts payable, accrued expenses and other	$12,918	$12,958
Current portion of operating lease liabilities	2,833	2,736
Deferred revenue	1,464	549
Current portion of promissory note, unsecured	1,433	3,584
Total current liabilities	18,648	19,827

Long-term liabilities
Operating lease liabilities	7,301	7,504
Total liabilities	25,949	27,331
Commitments and contingencies (see Note 13)

Equity
Series A Convertible Preferred Stock, $0.01 par value per share; 6,968 shares authorized; none issued and outstanding	-	-
Series C Junior Preferred Stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	-	-
Series D Convertible Preferred Stock, $0.01 par value per share; 500,000 shares authorized; none issued and outstanding	-	-
Series E Convertible Preferred Stock, $0.01 par value per share, 2,397,060 shares authorized; none issued and outstanding	-	-
Series F Convertible Preferred Stock, $0.01 par value per share, 9,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 95,071,210 and 101,269,349 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	951	1,013
Additional paid-in capital	478,649	487,306
Accumulated deficit	(399,558)	(395,275)
Accumulated other comprehensive loss	(353)	(312)
Total equity attributable to XpresSpa Group, Inc.	79,689	92,732
Noncontrolling interests	8,100	7,203
Total equity	87,789	99,935
Total liabilities and equity	$113,738	$127,266

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2022	2021

Revenue, net
Managed services fees	$—	$8,174
Patient services revenue	19,389	—
Services	3,777	265
Products	345	65
Other	537	8
Total revenue, net	24,048	8,512

Cost of sales
Labor	5,462	1,215
Occupancy	1,068	481
Products and other operating costs	8,517	2,463
Total cost of sales	15,047	4,159
Depreciation and amortization	1,264	744
Impairment/disposal of assets	—	22
General and administrative	10,188	4,508
Total operating expenses	26,499	9,433
Operating loss	(2,451)	(921)
Interest income, net	7	12
Other non-operating (expense) income, net	(318)	102
Loss before income taxes	(2,762)	(807)
Income tax expense	-	(1)
Net loss	(2,762)	(808)
Net loss attributable to noncontrolling interests	(1,521)	(248)
Net loss attributable to XpresSpa Group, Inc.	$(4,283)	$(1,056)

Net loss	$(2,762)	$(808)
Other comprehensive loss from operations	(41)	(16)
Comprehensive loss	$(2,803)	$(824)
Loss per share
Basic and diluted loss per share	$(0.04)	$(0.01)
Weighted-average number of shares outstanding during the period
Basic	101,601,913	101,058,500
Diluted	101,601,913	101,058,500

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

					Accumulated
			Additional		other	Total	Non-
	Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	in capital	deficit	loss	equity	interests	equity
December 31, 2021	101,269,349	$1,013	$487,306	$(395,275)	$(312)	$92,732	$7,203	$99,935
Issuance of Common Stock for acquisition	552,487	5	901	—	—	906	—	906
Vesting of restricted stock units	391,820	4	(4)	—	—	—	—	—
Value of Shares Withheld to fund payroll taxes	—	—	(73)	—	—	(73)	—	(73)
Stock-based compensation	—	—	1,543	—	—	1,543	—	1,543
Net loss for the period	—	—	—	(4,283)	—	(4,283)	1,521	(2,762)
Repurchase and retirement of common stock	(7,142,446)	(71)	(11,024)	—	—	(11,095)	—	(11,095)
Foreign currency translation	—	—	—	—	(41)	(41)	—	(41)
Distributions to noncontrolling interests	—	—	—	—	—	—	(824)	(824)
Contributions from noncontrolling interests	—	—	—	—	—	—	200	200
March 31, 2022	95,071,210	$951	$478,649	$(399,558)	$(353)	$79,689	$8,100	$87,789

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

					Accumulated
			Additional		other	Total	Non-
	Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	in capital	deficit	loss	equity	interests	equity
December 31, 2020	94,058,853	$941	$475,709	$(398,624)	$(220)	$77,806	$2,565	$80,371
Warrant exercises, net of costs	11,223,529	112	16,895	—	—	17,007	—	17,007
Stock-based compensation	—	—	264	—	—	264	741	1,005
Net loss for the period	—	—	—	(1,056)	—	(1,056)	248	(808)
Foreign currency translation	—	—	—	—	(16)	(16)	—	(16)
Contributions from noncontrolling interests	—	—	—	—	—	—	333	333
March 31, 2021	105,282,382	$1,053	$492,868	$(399,680)	$(236)	$94,005	$3,887	$97,892

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(2,762)	$(808)
Adjustments to reconcile net loss to net cash used in operating activities:
Items included in net loss not affecting operating cash flows:
Depreciation and amortization	1,264	744
Impairment/disposal of assets	—	22
Amortization of operating lease right of use asset	398	224
Stock-based compensation	1,543	1,005
Loss (gain) on equity investment	273	(99)
Changes in assets and liabilities:
Increase in inventory	(759)	(508)
Increase in accounts receivable	(906)	(3,019)
Increase in deferred revenue	192	—
Other assets, current and non-current	82	91
Other liabilities, current and non-current	(1,612)	(825)
Decrease in accounts payable	513	(325)
Net cash used in operating activities	(1,774)	(3,498)
Cash flows from investing activities
Acquisition of property and equipment	(1,659)	(986)
Acquisition of HyperPointe net of cash assumed	(4,853)	—
Acquisition of software	(267)	—
Net cash used in investing activities	(6,779)	(986)
Cash flows from financing activities
Warrant exercises, net of costs	—	17,007
Repurchase of Common Stocks	(11,095)	—
Contributions from noncontrolling interests	200	333
Payments for shares withheld on vesting	(73)	—
Repayment of Paycheck Protection Program	(2,151)	—
Distributions to noncontrolling interests	(824)	—
Net cash (used in) provided by financing activities	(13,943)	17,340
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	(8)
(Decrease)/ Increase in cash, cash equivalents and restricted cash	(22,516)	12,848
Cash, cash equivalents, and restricted cash at beginning of the period	106,257	90,502
Cash, cash equivalents, and restricted cash at end of the period	$83,741	$103,350
Cash paid for
Interest	$7	$—
Income taxes	—	$—
Non-cash investing and financing transactions
Capital expenditures included in Accounts payable, accrued expenses and other	$765	$—
Issuance of Common Stock on acquistion of gcg Connect, LLC, d/b/a HyperPointe	$906	$—

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for share and per share data)

Note 1. General

Overview

XpresSpa Group, Inc. (“XpresSpa Group” or the “Company”) is a leading global travel health and wellness services holding company. XpresSpa Group currently has four reportable operating segments: XpresSpa®, XpresTest®, Treat™, and HyperPointe which was acquired in January 2022.

XpresSpa Group’s subsidiary, XpresSpa Holdings, LLC (“XpresSpa”) has been a global airport retailer of spa services through its XpresSpa spa locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products (“XpresSpa”).

Through XpresSpa Group’s XpresTest, Inc. subsidiary (“XpresTest”), the company launched XpresCheck Wellness Centers, also in airports. XpresCheck offers COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents. XpresTest has entered into managed services agreements (“MSAs”) with professional medical services companies that provide health care services to patients. The medical services companies pay XpresTest a monthly fee to operate in the XpresCheck Wellness Centers. Under the terms of the MSAs, XpresTest provides office space, equipment, supplies, non-licensed staff, and management services in return for a management fee. Effective July 1, 2021, the Company determined that the PLLCs are VIEs due to their equity holders having sufficient capital at risk, and the Company having a variable interest and a primary beneficiary in the PLLCs.

The third segment is Treat, which is operating through XpresSpa Group’s subsidiary Treat, Inc. (“Treat”). Treat is a travel health and wellness brand that provides access to health and wellness services for travelers at on-site centers (currently located in JFK International Airport and  Phoenix Sky Harbor International Airport and opening later this year in Salt Lake City International Airport).

The Company’s HyperPointe segment, which the Company acquired in January 2022 (see Note 7. Acquisition of HyperPointe), provides a broad range of service and support options for our customers, including technical support services and advanced services.

Basis of Presentation and Principles of Consolidation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as amended. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited annual financial statements but does not include all information required by GAAP for annual financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest as well as variable interest entities in which we are the primary beneficiaries. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

Recent Developments

XpresCheck Wellness Centers

XpresCheck’s business has MSAs with state licensed physicians and nurse practitioners, under which we administer COVID-19 testing options, including a Polymerase Chain Reaction (PCR) test and a rapid PCR test. As of the date of this report, there are 15 operating XpresCheck locations operating in 12 airports, including following locations opened since December 31, 2021:

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

During 2021, XpresCheck initiated a $2,001 eight-week pilot program with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo. Under this program, XpresCheck is conducting biosurveillance monitoring at four major U.S. airports (JFK International Airport, Newark Liberty International Airport, San Francisco International Airport, and Hartsfield-Jackson Atlanta International Airport) aimed at identifying existing and new SARS-CoV-2 variants. On January 31, 2022, the Company announced the extension of the program, bringing the total contract to $5,534. Approximately $1,396 and $1,368 of the full $5,534 amount was recognized during the first quarter of 2022 and the fourth quarter of 2021, respectively. The Company anticipates that the remaining $2,770 of the full $5,534 amount will be realized in the second and third quarters of 2022.

XpresSpa

There are currently nineteen operating XpresSpa domestic locations (including two franchise location in Austin-Bergstrom International Airport) and the Company expects to re-open four additional domestic locations in the near-term. A significant number of the domestic XpresSpa locations are operating approximately eight hours per day during the busiest hours (compared to up to sixteen hours per day pre-pandemic) improving labor productivity. Additionally, XpresSpa implemented a price increase in mid-October 2021 in its efforts to return to profitability. As passenger airport volumes improve, the Company will continue to review operating hours to optimize revenue opportunity.

During the fourth quarter of 2021, the Company began testing several new services to take advantage of a growing interest in non-traditional spa services and expansion of our retail offering to align more closely with the services the Company provides. The company is evaluating the success of these new initiatives at each airport on an on-going basis and will incorporate changes to our approach as more of the portfolio is reactivated.

The Company also has six international locations operating, including three XpresSpa locations in Dubai International Airport in the United Arab Emirates and three XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands. The Company also signed for an additional five locations at Istanbul Airport and expects to open the first store during the summer of 2022.

Treat

Treat is the Company’s new travel, health and wellness brand transforming the way we access care through a suite of health and wellness services supported by an integrated digital platform and a relevant retail offering to the traveling public.

Treat’s on-site centers (currently located in JFK International Airport and in Phoenix Sky Harbor International Airport and opening later this year in Salt Lake City International Airport) provide access to health and wellness services for travelers. The Treat teams provide travel-related diagnostic testing for virus, cold, flu and other illnesses as well as hydration therapy, IV drips, and vitamin injections. Travelers can purchase time blocks to use the Company’s wellness rooms to engage in interactive services like self-guided yoga, meditation and low impact weight exercises or to relax and unplug from the hectic pace of the airport and renew themselves before or after their trip.

Treat offers a website (www.treat.com) and mobile app to complement the offering with relevant health and wellness content designed to help people on the go with information that could impact their travel. The platform provides travelers access to a comprehensive online marketplace of services including global illness tracker tools such as the COVID-19 Requirements Map, on-demand chat care by licensed providers, a health wallet to store personal and family health records (including COVID-19 testing results), and a scheduler to arrange for direct care at one of the Company’s on-site locations. The information on the Treat website is not incorporated by reference into this Quarterly Report on Form 10-Q and does not constitute a part of this Form 10-Q.

HyperPointe Acquisition

In January 2022, the Company announced and closed on the acquisition of gcg Connect, LLC d/b/a HyperPointe.

The purchase price in the transaction consisted of $7,121 in cash and $906 in common stock, offset by the settlement of intercompany accounts payable of $770 as well as potential additional earn-out payments of up to $7,500 over a three-year timeframe based upon future performance; these earn-out payments may be satisfied in cash or common stock or a combination thereof subject to various terms and conditions. As of the acquisition date, and as of March 31, 2022, the Company believes that the fair value of the potential earnout payment is $0.

HyperPointe currently operates as a new operating segment within the XpresSpa Group. The chief executive officer of HyperPointe before the Company’s acquisition, continues to serve as the chief executive officer of HyperPointe, as well as serving as the chief executive officer of XpresCheck.  See Note 7. Acquisition of HyperPointe for related discussion.

Liquidity and Financial Condition

As of March 31, 2022, the Company had cash and cash equivalents, excluding restricted cash, of $82,990, total current assets of $88,463, total current liabilities of $18,648 and positive working capital of $69,815, compared to a positive working capital of $89,152 as of December 31, 2021.

Note 2. Significant Accounting and Reporting Policies

(a) Revenue Recognition Policy

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

The Company has a franchise agreement with an unaffiliated franchisee to operate two XpresSpa locations. Under the Company’s franchising model, all initial franchising fees relate to the franchise right, which is a single performance obligation that transfers over time. Upon receipt of the non-recurring, non-refundable initial franchise fee, management records a deferred revenue liability and recognizes revenue on a straight-line basis over the life of the franchise agreement.

The Company has also entered into collaborative agreements with marketing partners whereby it sells certain of its partners’ products in its XpresSpa. The Company acts as an agent for revenue recognition purposes and therefore records revenue net of the revenue share payable to the partners. Upon receipt of the non-recurring, non-refundable initial collaboration fee, management records a deferred revenue liability and recognizes revenue on a straight-line basis over the life of the collaboration agreement.

XpresCheck

Through its XpresCheck Wellness Centers and under the terms of the Managed Services Agreement (“MSA”) with Professional Limited Liability Companies (“PLLCs”) that in turn contract with physicians and Nurse Practitioners, the Company offers testing services to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, as well as the traveling public. The Company has entered into MSAs with PLLCs that provide healthcare services to patients. Under the terms of the MSAs which may be modified for commercial reasonableness and fair market value, XpresTest provides office space, equipment, supplies, non-licensed staff, and management services to be used for the purpose of COVID-19 and other medical diagnostic testing in return for a management fee which was deemed a performance obligation for recognizing revenue prior to July 1, 2021.

Effective, July 1, 2021 (see Note 8. Variable Interest Entities), the Company determined that the PLLCs are variable interest entities due to its equity holder having insufficient capital at risk, and the Company having a variable interest in the PLLCs. In pursuance, the total revenue of the PLLCs are designated as revenue for the company.  The performance obligation for this revenue was the PLLCs administering COVID-19 tests to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, as well as the traveling public, with revenue being recognized at the point in time at which the service is performed.

Treat

The Company recognizes revenue from the sale of Treat products and services when the services are rendered at Treat Centers and from the sale of products at the time products are purchased at the Treat Centers or online usually by credit card, net of discounts and applicable sales taxes. Accordingly, the Company recognizes revenue for the Company’s single performance obligation related to both in-centers and online sales at the point at which the service has been performed or the control of the merchandise has passed to the customer. Revenues from the Treat retail and e-commerce businesses are recorded at the time goods are shipped.

HyperPointe

Our HyperPointe segment which we acquired in January 2022 (see Note 7 Acquisition of HyperPointe) provides broad range of service and support options for our customers, including technical support services and advanced services. Technical support services represent the majority of these offerings which are distinct performance obligations that are satisfied over time with revenue recognized ratably over the contract term. Advanced services are distinct performance obligations that are satisfied over time with revenue recognized as services are delivered.  Revenue billed in advance are treated as deferred revenue which was $544 as of March 31, 2022.  HyperPointe had unbilled receivables of $136 included in Accounts Receivable.

The Company excludes all sales taxes assessed to our customers from revenue. Sales taxes assessed on revenues are included in Accounts payable, accrued expenses and other on the Company’s condensed consolidated balance sheets until remitted to state agencies.

(b) Variable Interest Entities

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

(c) Business Combinations

The Company applies the provisions of ASC Topic 805, Business Combinations (“ASC 805”) in the accounting for acquisitions of businesses. ASC 805 requires the Company to use the acquisition method of accounting by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the aforementioned amounts.

While the company uses its best estimates and assumptions to accurately apply preliminary values to assets acquired and liabilities assumed at the acquisition date, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations.

Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets. Although the Company believes the assumptions and estimates that have been made are reasonable and appropriate, they are based in part on historical experience and information obtained from the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets the Company has acquired include future expected cash flows, and discount rates.

(d) Goodwill

The Company accounts for goodwill under ASC 350-30, Intangibles-Goodwill and Other. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. Goodwill is not amortized and is reviewed for impairment annually, or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company performs a quantitative test to identify and measure the amount of goodwill impairment loss. The Company compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, goodwill of the reporting unit is considered impaired, and that excess is recognized as a goodwill impairment loss.

Recently adopted accounting pronouncements

Accounting Standards Update No. 2020-06—Debt--Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)

Issued in August 2020, this update is intended to reduce the unnecessary complexity of the current guidance thus resulting in more accurate accounting for convertible instruments and consistent treatment from one entity to the next. Under current GAAP, there are five accounting models for convertible debt instruments. Except for the traditional convertible debt model that recognizes a convertible debt instrument as a single debt instrument, the other four models, with their different measurement guidance, require that a convertible debt instrument be separated (using different separation approaches) into a debt component and an equity or a derivative component. Convertible preferred stock also is required to be assessed under similar models. The Financial Accounting Standard Board (“FASB”) decided to simplify the accounting for convertible instruments by removing certain separation models currently included in other accounting guidance that were being applied to current accounting for convertible instruments. Under the amendments in this update, an embedded conversion feature no longer needs to be separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. The FASB also decided to add additional disclosure requirements in an attempt to improve the usefulness and relevance of the information being provided. The new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company adopted ASU 2020-06 as of the reporting period beginning January 1, 2022. The adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements.

ASU 2021-04: Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options

In May 2021, the FASB issued ASU 2021-04, "Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options'" ("ASU 2021-04"), which introduces a new way for companies to account for warrants either as stock compensation or derivatives. Under the new guidance, if the modification does not change the instrument's classification as equity, the company accounts for the modification as an exchange of the original instrument for a new instrument. In general, if the fair value of the "new" instrument is greater than the fair value of the "original" instrument, the excess is recognized based on the substance of the transaction, as if the issuer has paid cash. The effective date of the standard is for interim and annual reporting periods beginning after December 15, 2021 for all entities. The Company adopted ASU 2021-04 as of the reporting period beginning January 1, 2022. The adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements.

Note 3. Potentially Dilutive Securities

The table below presents the computation of basic and diluted net loss per share of Common Stock:

	Three months ended
	March 31,
	2022	2021
Basic and diluted numerator:
Net loss attributable to common shareholders	$(4,283)	$(1,056)
Basic and diluted denominator:
Basic and dliuted weighted average shares outstanding	101,601,913	101,058,500
Basic and diluted loss per share	$(0.04)	$(0.01)

Net income (loss) per share data presented above excludes from the calculation of diluted net income (loss), the following potentially dilutive securities, having an anti-dilutive impact, in case of net loss

Both vested and unvested options to purchase an equal number of shares of Common Stock	4,062,699	3,022,185
Unvested RSUs to issue an equal number of shares of Common Stock	367,189	105,125
Warrants to purchase an equal number of shares of Common Stock	29,460,560	37,988,940
Total number of potentially dilutive securities excluded from the calculation of earnings/(loss) per share attributable to common shareholders	33,890,448	41,116,250

Note 4. Cash, Cash Equivalents, and Restricted Cash

A reconciliation of the Company’s cash and cash equivalents in the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows as of March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022	December 31, 2021
Cash denominated in United States dollars	$80,096	$102,560
Cash denominated in currency other than United States dollars	2,624	2,133
Restricted cash	751	751
Credit and debit card receivables	270	813
Total cash, cash equivalents and restricted cash	$83,741	$106,257

The Company places its cash and temporary cash investments with credit quality institutions. At times, such cash denominated in United States dollars may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At March 31, 2022 and December 31, 2021, deposits in excess of FDIC limits were $78,917 and $103,339, respectively. As of March 31, 2022 and December 31, 2021, the Company held cash balances in overseas accounts, totaling $2,624 and $2,113 respectively, which are not insured by the FDIC. If the Company were to distribute the amounts held overseas, the Company would need to follow an approval and distribution process as defined in its operating and partnership agreements, which may delay and/or reduce the availability of that cash to the Company.

Note 5. Intangible Assets

The following table provides information regarding the Company’s intangible assets subject to amortization, which consist of the following:

	March 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade names	$1,605	$(1,178)	$427	$1,339	$(1,118)	$221
Customer Relationships	1,338	(355)	983	—	—	—
Software	4,460	(769)	3,691	3,886	(484)	3,402
Licenses	116	(12)	104	116	(7)	109
Total intangible assets	$7,519	$(2,314)	$5,205	$5,341	$(1,609)	$3,732

The Company’s trade name relates to the value of the XpresSpa and HyperPointe trade names, software relates to certain capitalized third-party costs related to a website and a point-of-sale system as well as software assumed on our acquisition of HyperPointe; and licenses relates to certain capitalized costs of foreign acquisitions. Customer relationships were assumed on our acquisition of HyperPointe.

The Company’s intangible assets are amortized over their expected useful lives. The Company recorded amortization expense of $393 and $99 during the three months ended March 31, 2022 and 2021.

Based on the intangible assets balance as of March 31, 2022, the estimated amortization expense for the remainder of the calendar year and each of the succeeding calendar years is as follows:

Calendar Years ending December 31,	Amount
Remaining 2022	$1,383
2023	1,509
2024	1,404
2025	345
2026	283
Thereafter	281
Total	$5,205

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

The Company has received rent concessions from landlords on a majority of its leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. Currently, the period of relief from these payments range from three to thirty one months and began in March 2020.  The Company received minimum guaranteed payment concession of approximately $321 in the three months ended March 31, 2022 and $472 in the three months ended March 31, 2021. The Company expects to realize additional rent concessions while some of its spas remain closed.

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

Supplemental cash flow information related to leases for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,010)	$(1,073)
Leased assets obtained in exchange for new and modified operating lease liabilities	$305	$325
Leased assets surrendered in exchange for termination of operating lease liabilities	$—	$9

As of March 31, 2022, operating leases contain the following future minimum commitments:

Calendar Years ending December 31,	Amount
Remaining 2022	$2,746
2023	2,890
2024	2,150
2025	1,572
2026	764
Thereafter	1,074
Total future lease payments	11,196
Less: interest expense at incremental borrowing rate	(1,062)
Net present value of lease liabilities	$10,134

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	4.05	years
Weighted average discount rate used to determine present value of operating lease liability:	10.0%

Cash paid for minimum annual rental obligations was $271 and $150 for the three months ended March 31, 2022 and 2021, respectively.

Variable lease payments calculated monthly as a percentage of product and services revenue were $364 and $97 for the three months ended March 31, 2022 and 2021, respectively.

Note 7. Acquisition of HyperPointe

On January 14, 2022, the Company acquired all of the equity interests in gcg Connect, LLC, d/b/a HyperPointe, a New Jersey limited liability company (“HyperPointe”), for an aggregate initial purchase price of approximately $7,257, which consisted of (i) $7,121 in cash offset by settlement of intercompany payable of $770,  and (ii) the issuance of 552,487 shares of common stock of the Company to the equity owners of HyperPointe, plus additional consideration in the form of a potential earnout of up to $7,500 (the “Acquisition”). The portion of the initial consideration for the Acquisition comprising the 552,487 shares of Company common stock was valued at $906 based upon a closing reference price of $1.64 as contemplated by the acquisition agreement.

XpresSpa Group also agreed pursuant to an earnout provision to issue up to an additional $7,500 in cash or stock if certain earnout performance targets are met during an earnout period ending on the third anniversary of the date of the acquisition agreement. For purposes of the earnout, the Common Stock will also be valued on a per share basis. The earnout payments may be satisfied in (i) cash, (ii) shares of Common Stock (priced at $1.81), or (iii) any combination thereof, at the election of the equity owners of HyperPointe, provided that in the event (and to the extent) XpresSpa Group does not have sufficient authorized shares of Common Stock that are unissued and not duly reserved for issuance upon options, warrants or other convertible securities, then XpresSpa Group shall be permitted to settle any earnout payments in cash. As a result, XpresSpa Group may issue up to an additional 4,143,647 shares of Common Stock; however, the actual number of shares that will be issued under the earnout, if any, will depend on (i) the extent of fulfillment of the earnout performance targets at the time of calculation of the earnout and (ii) the elections and conditions described in the previous sentence.

XpresSpa Group granted an equity award to the previous Chief Executive Officer of HyperPointe and who was offered employment with the Company in connection with XpresSpa’s acquisition of the equity interests of HyperPointe, as an inducement material to such new employee entering into employment with the Company. The equity award was approved on January 7, 2022, in accordance with Nasdaq Listing Rule 5635(c)(4).

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

The Company has recognized the assets and liabilities based on the acquisition date fair values. The acquisition did not result in the creation of any contingent consideration as of the Acquisition date and  as of March 31, 2022.

Determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.

The fair value of intangible assets other than Goodwill was determined primarily using income approaches. This included estimated multi-period excess earnings valuation method for Customer relationships and the relief-from-royalty valuation.

The adjustments set forth in the following condensed unaudited consolidated Balance Sheet reflect the effect of the consummation of the acquisition:

Consideration paid	$7,257

Fair value of assets acquired and liabilities assumed

Cash and cash equivalents	$2,269
Accounts receivable	346
Unbilled Receivables	56
Prepaid expenses and other current assets	19
Other long-term assets	16
Property and equipment	68
Customer relationships	1,026
Trade name	266
Software	307

Accounts payable	(653)
Deferred revenue	(723)
2,997
Goodwill	$4,260

Note 8. Variable Interest Entities

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

The aggregate carrying value of total assets and total liabilities included on the consolidated balance sheets for the PLLCs after elimination of intercompany transactions were $973, included in Cash and Cash Equivalents, and $394, included in Accounts payable, accrued expenses and other, respectively, as of March 31, 2022. The total revenue included on the consolidated statements of operations and comprehensive income (loss) for the PLLCs after elimination of intercompany transactions was $19,389 for the three months ended March 31, 2022.

Note 9. Debt

Total Debt as of March 31, 2022 and December 31, 2021 is comprised of the following:

	March 31, 2022	December 31, 2021
Promissory note, unsecured (Current)	1,433	3,584
Total debt	$1,433	$3,584

Paycheck Protection Program

On May 1, 2020, the Company entered into a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“the PPP”) promissory note in the principal amount of $5,653 payable to Bank of America, NA (“Bank of America”) evidencing a PPP loan (the “PPP Loan”). The PPP Loan bears interest at a rate of 1% per annum. No payments were due on the PPP Loan during a six-month deferral period commencing on May 2, 2020. Commencing one month after the expiration of the deferral period and continuing on the same day of each month thereafter until the maturity date of the PPP Loan, the Company is obligated to make monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the PPP Loan by the maturity date. The PPP loan was paid off on the maturity date of May 2, 2022. The principal amount of the PPP Loan was subject to forgiveness under the PPP upon the Company’s request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the PPP. Bank of America may have forgiven interest accrued on any principal forgiven if the SBA pays the interest. Currently, the Company is paying its monthly principal and interest related to the PPP Loan when due. The PPP Loan contains customary borrower default provisions and lender remedies, including the right of Bank of America to require immediate repayment in full the outstanding principal balance of the PPP Loan with accrued interest. As of both March 31, 2022 and December 31, 2021, $4 has been accrued and is included in Accounts payable, accrued expenses and other in the condensed consolidated balance sheet.

Note 10. Stockholders’ Equity

During the three months ended March 31, 2022, the Company continuing to execute on its share repurchase program, repurchased 7,142,446 shares at average cost of $1.55 per share, for a total of $11,095.

Warrants

The following table represents the activity related to the Company’s warrants during the three months ended March 31, 2022.

		Exercise
	No. of Warrants	price range
December 31, 2021	37,817,694		$0.525 - 6.566
Granted	—	$
Exercised	—	$
Expired	(8,357,134)		$5.25-6.566
March 31, 2022	29,460,560		$1.7 - 3.9375

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

In September 2020, the Company’s XpresTest subsidiary created a stock-based compensation plan available to grant stock options, restricted stock and RSU’s to the subsidiary’s directors, employees and consultants. Under the XpresTest 2020 Equity Incentive Plan (the “XpresTest Plan”), a maximum of 200 shares of XpresTest Common Stock may be awarded, which would represent 20% of the total number of shares of common stock of XpresTest as of March 31, 2022. Certain named executive officers, consultants, and directors of the Company are eligible to participate in the XpresTest Plan. The XpresTest Plan RSAs vest upon satisfaction of certain service and performance-based conditions.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past.

The following variables were used as inputs in the model:

Share price of the Company’s Common Stock on the grant date:	$1.28 - 1.64
Exercise price:	$1.28 - 1.64
Expected volatility:	123.45%
Expected dividend yield:	0%
Annual average risk-free rate:	1.62 - 1.71%
Expected term:	6.43	years

Total following table sets forth the Company’s Equity Incentive activities for the three months ended March 31, 2022:

	RSUs		Stock options
		Weighted		Weighted
		average		average	Exercise
	No. of	grant date	No. of	exercise	price
	RSUs	fair value	options	price	range
Outstanding as of December 31, 2021	600,000	$1.63	2,826,871	$2.57	$1.19 - 2,460.0
Granted	156,250	1.28	1,294,375	1.56	1.28 - 1.64
Exercised/Vested	(389,061)	1.59	—	—
Forfeited	—	—	(56,880)	1.90
Expired	—	—	(1,667)	1.53
Outstanding as of March 31, 2022	367,189	$1.52	4,062,699	$2.26	$1.19 - 2,460.0
Exercisable as of March 31, 2022			1,829,142	$2.90	$1.19 - 2,460.0

Total stock-based compensation for the three-month periods ended March 31, 2022 and 2021 is $1,543 and $1,005, respectively.

Note 11. Fair Value Measurements

Fair value measurements are determined based on assumptions that a market participant would use in pricing an asset or a liability. A three-tiered hierarchy distinguishes between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3).The following table presents the placement in the fair value hierarchy measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of March 31, 2022:
Recurring fair value measurements
Equity securities:
Route1, Inc.	$449	$—	$449	$—
Total equity securities	449	—	449	—
Total recurring fair value measurements	$449	$—	$449	$—

As of December 31, 2021
Recurring fair value measurements
Equity securities:
Route1	$722	$—	$722	$—
Total equity securities	722	—	722	—
Total recurring fair value measurements	$722	$—	$722	$—

Equity securities pertain to common shares in Route1, Inc. obtained in the 2018 sale of Group Mobile to Route 1, Inc.  As of March 31, 2022 the Company owns 3,855,443 common shares of Route 1.  For the three months ended March 31, 2022 and 2021, we recorded an unrealized (loss) gain of of $(273) and $99, respectively, in connection with the remeasurement of the common shares of Route 1, Inc.

In addition to the above, the Company’s financial instruments as of March 31, 2022 and December 31, 2021 consisted of cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

Note 12. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision for the three-month period ended March 31, 2022 reflects a de minimis estimated global annual effective tax rate.

As of March 31, 2022, deferred tax assets generated from the Company’s activities in the United States were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. Net operating losses generated for tax years beginning after December 31, 2017 do not expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit.

The Company had de minimis income tax expense for the three-month period ended March 31, 2022. This was attributable primarily to operating results in conjunction with a full valuation allowance. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates. The Company does not expect to record any additional material provisions for unrecognized tax benefits in the next year.

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has recorded accruals of $845 both as of March 31, 2022 and December 31, 2021, which is included in Accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheets.

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

OTG Management PHL B v. XpresSpa Philadelphia Terminal B et al.

On May 9, 2022, a lawsuit was filed in the Philadelphia Court of Common Pleas by OTG Management at Philadelphia International Airport, claiming that XpresSpa improperly backed out of its sublease for space at Terminal B and now owes between $864 and $2,250  in accelerated rent for the 12-year contract.  They claim that by refusing to complete the project, failing to commence and maintain operations, refusing to pay rent and improperly purporting to terminate the lease (among other acts and omissions), XpresSpa breached the lease. The Company has not been formally served with this complaint.

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

Note 14. Segment Information

As a result of the Company’s transition to a pure-play health and wellness services company, the Company currently has four reportable operating segments: XpresSpa, XpresTest, Treat and  HyperPointe segment which we acquired in January 2022. The Company analyzes the results of the Company’s business through the four reportable segments. The XpresSpa segment provides travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. The XpresTest segment provides diagnostic COVID-19 tests at XpresCheck Wellness Centers in airports, to airport employees and to the traveling public.  The Treat segment provides access to integrated care which can seamlessly fit into a post-pandemic world and is designed to deliver on-demand access to integrated healthcare through technology and personalized services, positioned for a traveler to access health care, records and real-time information all in one place, as well as book appointments in the Company’s on-site wellness centers as they reopen. The chief operating decision maker evaluates the operating results and performance of the Company’s segments through operating income. Expenses that can be specifically identified with a segment have been included as deductions in determining operating income. Any remaining expenses and other charges are included in Corporate and Other. HyperPointe, which we acquired in January 2022, currently operates as a new operating segment within the XpresSpa Group. HyperPointe provides a broad range of service and support options for our customers, including technical support services and advanced services.

For the three months ended March 31, 2021, Customers A, B, C, D and E comprised approximately 15%, 30%, 12%, 21% and 15%, respectively, of the Company’s net sales.

	For the three months ended
	March 31,
	2022	2021
Revenue
XpresSpa	$2,643	$333
XpresTest	20,596	8,179
Treat	286	—
HyperPointe	523	—
Corporate and other	—	—
Total revenue	$24,048	$8,512

Operating loss
XpresSpa	$(4,455)	$(1,567)
XpresTest	6,205	2,177
Treat	(1,296)	—
HyperPointe	(277)	—
Corporate and other	(2,628)	(1,531)
Total operating loss	$(2,451)	$(921)

Depreciation & Amortization
XpresSpa	$343	$4,608
XpresTest	529	585
Treat	325	—
HyperPointe	62	—
Corporate and other	5	17
Total Depreciation & Amortization	$1,264	$744

	2022	2021
Capital Expenditures
XpresSpa	$49	$29
XpresTest	563	823
Treat	2,032	67
HyperPointe	—	—
Corporate and other	21	45
Total Capital Expenditures	$2,665	$964

	2022	2021
Long-lived Assets
XpresSpa	$8,122	5,966
XpresTest	2,223	2,890
Treat	4,377	—
HyperPointe	196	—
Corporate and other	834	2,300
Total Long-lived Assets	$15,752	$11,156

	2022	2021
Assets
XpresSpa	$15,723	$9,047
XpresTest	14,604	7,083
Treat	8,027	—
HyperPointe	8,575	—
Corporate and other	66,809	103,690
Total assets	$113,738	$119,820

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will be,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 31, 2022, as subsequently amended on April 30, 2022 (the “2022 Annual Report”) and this Quarterly Report on Form 10-Q and any future reports we file with the Securities and Exchange Commission (“SEC”). The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to XpresSpa Group, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

XpresSpa Group, Inc. is one of the leading global travel health and wellness services holding companies. XpresSpa Group currently has four reportable operating segments: XpresSpa, XpresTest, Treat and HyperPointe.

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

Since the beginning of the temporary closure of our XpresSpa locations, we successfully launched our XpresCheck Wellness Centers through XpresSpa Group’s subsidiary XpresTest, we launched XpresCheck Wellness Centers, also in airports. XpresCheck offers COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents. XpresTest has entered into MSAs with professional medical services companies or professional limited liability companies (“PLLC”) that provide health care services to patients. The PLLCs pay XpresTest a monthly fee to operate in the XpresCheck Wellness Centers. Under the terms of MSAs, we provide office space, equipment, supplies, non-licensed staff, and management services in return for a management fee.  Effective July 1, 2021, we determined that the PLLCs are VIEs due to their equity holders having insufficient capital at risk, and the Company having a variable interest and a primary beneficiary in these PLLCs.

Furthermore, XpresSpa Group continues to develop Treat, a travel health and wellness brand that is positioned for a post-pandemic world. Treat’s on-site centers (currently located in JFK International Airport, Phoenix Sky Harbor International Airport and opening later this year in Salt Lake City International Airport) provide access to health and wellness services for travelers. Our teams provide travel-related diagnostic testing for virus, cold, flu and other illnesses as well as hydration therapy, IV Drips, and vitamin injections. Travelers can purchase time blocks to use our wellness rooms to engage in interactive services like self-guided yoga, meditation and low impact weight exercises or to relax and unplug from the hectic pace of the airport and renew themselves before or after their trip. The integration and expansion of services and products, both domestically and internationally, is part of our objective to grow airport business.

Treat offers a website (www.treat.com) and mobile app to complement the offering with relevant health and wellness content designed to help people on the go with information that could impact their travel. The platform provides travelers access to a comprehensive online marketplace of services including global illness tracker tools such as the COVID-19 Requirements Map, on-demand chat care by licensed providers, a health wallet to store personal and family health records (including COVID-19 testing results), and a scheduler to arrange for direct care at one of our on-site locations. The information on the Treat website is not incorporated by reference into this Quarterly Report on Form 10-Q and does not constitute a part of this Form 10-Q.

Our HyperPointe segment, which we acquired in January 2022 provides a broad range of service and support options for our customers, including technical support services and advanced services.

Although we recognize four segments of business, our strategy for the future, is to create and leverage a fully integrated set of products and services that are both profitable and scalable across our portfolio of brands. Additionally, we will expand our retail strategy, not only adding more products for sale but aligning those products more efficiently to our service offerings. For example, adding fortified water and hydration packets to the delivery of an onsite hydration IV or adding muscle relaxation patches to a neck or back massage to continue treatment after the delivery of the service. The integration and expansion of services and products, both domestically and internationally, is part of our objective to grow airport business.

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

Recent Developments

XpresCheck Wellness Centers

XpresCheck’s business has management services agreements with state licensed physicians and nurse practitioners, under which we administer COVID-19 testing options, including a Polymerase Chain Reaction (PCR) test and a rapid PCR test. As of the date of this report, there are 15 operating XpresCheck locations in 12 airports, including the following locations opened since December 31, 2021:

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

During 2021, XpresCheck initiated a $2,001, eight-week pilot program with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo. Under this program, XpresCheck is conducting biosurveillance monitoring at four major U.S. airports (JFK International Airport, Newark Liberty International Airport, San Francisco International Airport, and Hartsfield-Jackson Atlanta International Airport) aimed at identifying existing and new SARS-CoV-2 variants. On January 31, 2022, we announced the extension of the program, bringing the total contract to $5,534. Approximately $1,396 and $1,368 of the full $5,534 amount was recognized during the first quarter of

2022 and the fourth quarter of 2021, respectively. The Company anticipates that the remaining $2,770 of the full $5,534 amount will be realized in the second and third quarters of 2022.

XpresSpa

There are currently nineteen operating XpresSpa domestic locations (including two franchise location in Austin-Bergstrom International Airport) and we expect to re-open three additional domestic locations in 2022. A majority of the domestic XpresSpa locations are operating approximately eight hours per day during the busiest hours (compared to up to sixteen hours per day pre-pandemic) improving labor productivity. Additionally, XpresSpa implemented a price increase in mid-October 2021 in its efforts to return to profitability. And as airport volumes improve, we will continue to review our operating hours to optimize revenue opportunity.

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

The Company has received rent concessions from landlords on a majority of its leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. Currently, the period of relief from these payments range from three to thirty one months and began in March 2020.  The Company received minimum guaranteed payment concession of approximately $321 in the three months ended March 31, 2022 and $472 in the three months ended March 31, 2021. We expect to realize additional rent concessions while some of of our spas remain closed.

Treat

Treat is our new travel, health and wellness brand transforming the way we access care through a suite of health and wellness services supported by an integrated digital platform and a relevant retail offering to the traveling public.

Treat’s on-site centers (currently located in JFK International Airport and Phoenix Sky Harbor International Airport and opening later this year in Salt Lake City International Airport) provide access to health and wellness services for travelers. Our teams provide travel-related diagnostic testing for virus, cold, flu and other illnesses as well as hydration therapy, IV Drips, and vitamin injections. Travelers can purchase time blocks to use our wellness rooms to engage in interactive services like self-guided yoga, meditation and low impact weight exercises or to relax and unplug from the hectic pace of the airport and renew themselves before or after their trip.

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

The purchase price in the transaction consisted of $7,121 in cash and $906 in common stock, offset by the settlement of intercompany accounts payable of $770. as well as potential additional earn-out payments of up to $7,500 over a three-year timeframe based upon future performance; these earn-out payments may be satisfied in cash or common stock or a combination thereof subject to various terms and conditions.

HyperPointe currently operates as a new segement within Xpre,Spa Group. Ezra Ernst, who was the chief executive officer of HyperPointe before our acquisition, continues to serve as the chief executive officer of HyperPointe, as well as the chief executive officer of XpresCheck, reporting to Scott Milford, XpresSpa Group CEO.

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

A reconciliation of operating income (loss) from operations presented in accordance with GAAP for the three-month periods ended March 31, 2022 and 2021 to Adjusted EBITDA (loss) is presented in the table below.

Q1 2022 Results of Operations and Adjusted EBITDA (loss)

(amounts in thousands)

	Three months ended March 31,
Revenue:	2022	2021
Managed services fees	$—	$8,174
Patient service revenue	19,389	—
Services	3,777	265
Products	345	65
Other	537	8
Total revenue	24,048	8,512

Cost of sales
Labor	5,462	1,215
Occupancy	1,068	481
Product and other operating costs	8,517	2,463
Total cost of sales	15,047	4,159
Depreciation and amortization	1,264	744
Impairment/disposal of assets	—	22
General and administrative	10,188	4,508
Total operating expense	26,499	9,433
Loss from operations	(2,451)	(921)
Interest income, net	7	12
Other non-operating (expense)/income, net	(318)	102
Loss before income taxes	(2,762)	(807)
Income tax expense	—	(1)
Net loss	(2,762)	(808)
Net loss attributable to noncontrolling interests	(1,521)	(248)
Net loss attributable to common shareholders	$(4,283)	$(1,056)

Loss from operations	$(2,451)	$(921)
Add back:
Depreciation and amortization	1,264	744
Impairment/disposal of assets	—	22
Stock-based compensation expense	1,543	1,005
Adjusted EBITDA	$356	$850

Results of Operations

Revenue

We recognize revenue from the sale of XpresSpa services when they are rendered at our stores and from the sale of products at the time goods are purchased at our stores or online (usually by credit card), net of discounts and applicable sales taxes. A significant number of our spa locations remain closed and therefore generate little revenue.

We have entered into managed services agreements with professional medical services companies that provide healthcare services to patients in our XpresCheck Wellness Centers. The medical services companies will pay XpresTest a monthly management fee to operate in the XpresCheck Wellness Centers. As a result of uncertainties around the cash flows of the XpresCheck Wellness Centers during 2020, the Company concluded that the collectability criteria to qualify as a contract under ASC 606 was not met, and no revenue associated with the monthly management fee was recognized for the year ending December 31, 2020 from the managed services agreements. Based on the reassessment performed for the three months ending March 31, 2021, the Company recognized $8,178 of revenue, including revenue of $3,186 related to 2020, for new and existing managed services agreements which met the collectability criteria.

Cost of sales

Cost of sales for our XpresSpa segment consists of store-level costs. Store-level costs include all costs that are directly attributable to the store operations, primarily payroll and related benefit costs for store personnel, occupancy costs and cost of products sold. Cost of sales of our XpresTest segment include costs related to the XpresCheck business, and consists of expenses directly attributable to the clinic operations under the terms of the MSAs, primarily payroll and related benefit costs for personnel, occupancy costs and cost of supplies used to administer the diagnostic COVID-19 tests.

General and administrative

General and administrative expenses include management and administrative personnel, overhead and occupancy costs, insurance and various professional fees, as well as stock-based compensation for directors, management and administrative personnel.

Three-month period ended March 31, 2022 compared to the three-month period ended March 31, 2021

Revenue

	Three months ended March 31,
	2022	2021	Inc/(Dec)
Total revenue	$24,048	$8,512	$15,536

The increase in revenue of $15,536 or 183%, was primarily due to patient service revenue triggered by the rapid growth of the XpresTest segment with the addition of more locations after Q1 2021 and consolidations of PLLCs as VIEs  in the first quarter of 2022,  resulting in the assumption of their revenue as our revenue/  The Company saw an increase in revenue associated with the XpresSpa locations that opened during the second half of 2021.

Cost of sales

	Three months ended March 31,
	2022	2021	Inc/(Dec)
Cost of sales	$15,047	$4,159	$10,888

The increase in cost of sales of $10,888 or 262%, was due to the increase in revenues resulting in increased costs to operate the increased XpresCheck locations; inclusive of PLLCs costs due to consolidating them in the first quarter of 2022, and the reopening of certain XpresSpa locations that were temporarily closed during Q1 2021. We had 22 open Spa locations as of March 31, 2022, and 2 open Spa locations as of March 31, 2021. The largest component in the cost of sales are costs of testing kits and labor costs at the location-level, Cost of sales also includes rent and related occupancy costs, which can primarily include rent based on percentage of sales, as well as other product costs directly associated with the procurement of retail inventory, and other operating costs.

Depreciation and amortization

	Three months ended March 31,
	2022	2021	Inc/(Dec)
Depreciation and amortization	$1,264	$744	$520

The increase in depreciation and amortization of approximately 70% was primarily due to depreciation and amortization related to the recently opened XpresCheck and Treat Wellness Centers.

General and administrative

	Three months ended March 31,
	2022	2021	Inc/(Dec)
General and administrative	$10,188	$4,508	$5,680

The increase of approximately 126% was primarily due to functional costs associated with the operations of  XpresCheck and Treat wellness centers, XpresSpa locations, and the newly acquired HyperPointe segment .

Other non-operating (expense) income, net

	Three months ended March 31,
	2022	2021	Inc/(Dec)
Other non-operating (expense) /income, net	$(318)	$102	$(420)

The following is a summary of the transactions included in other non-operating (expense) income, net for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
(Loss)/gain on equity investments	$(273)	$99
Bank fees and financing charges	(45)	—
Other	—	3
Total	$(318)	$102

Interest income, net

	Three months ended March 31,
	2022	2021	Inc/(Dec)
Interest income, net	$7	$12	$(5)

Interest income decreased as a result of a significantly lower interest income related to lower cash balance.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents, excluding restricted cash, of $82,990, total current assets of $88,463, total current liabilities of $18,648,  and positive working capital of $69,815, compared to a positive working capital of $89,152 as of December 31, 2021.

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

Critical Accounting Estimates

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended, filed with the SEC which includes a description of our critical accounting estimates that involve subjective and complex judgments that could potentially affect reported results. There have been no material changes to our critical accounting estimates as to the methodologies or assumptions we apply under them. We continue to monitor such methodologies and assumptions.

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

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our evaluation as of December 31, 2019 identified a material weaknesses in our internal control over financial reporting, which remained unmitigated as of March 31, 2022, as noted below in Report of Management on Internal Control over Financial Reporting. Based on our evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.. Notwithstanding this conclusion, management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows in conformity with GAAP.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We and our Board treat the controls surrounding, and the integrity of, our financial statements with the utmost priority. Management is committed to the planning and implementation of remediation efforts to address control deficiencies and any other identified areas of risk. These remediation efforts are intended to both address the identified material weakness and to enhance our overall financial control environment. In particular:

●	we will continue to strengthen our interim and annual financial review controls to function with a sufficient level of precision to detect and correct errors on a timely basis;
●	we will continue to improve the timeliness of our closing processes with respect to interim and annual periods.

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

The steps we took to address the deficiencies identified included:

●	we hired a permanent Chief Financial Officer in December 2020;
●	we have engaged in efforts to restructure accounting processes and revise organizational structures to enhance accurate accounting and appropriate financial reporting;
●	we have engaged outside service providers to assist with the valuation and recording of key reporting areas such as leases and stock compensation expense;
●	we have implemented additional accounting software to aid in the accounting and financial reporting process;
●	we have contracted an independent consulting firm to assist with the preparation of the Financial Statements and U.S. GAAP accounting research;
●	in March 2021, we hired a seasoned Certified Public Accountant as a permanent Corporate Controller, who also has a Certified Information Systems Auditor accreditation.

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

Changes in Internal Control over Financial Reporting

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2022, due to a material weakness in our internal control over our financial close and reporting process, which was discovered in 2019 still remaining unmitigated. Management continues to conclude that as of March 31, 2022 we still did not have a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately. As a result of this evaluation, we extensively used outside consultants who possessed the appropriate levels of accounting and controls knowledge to appropriately analyze, record, and disclose accounting matters completely and accurately.

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings.

For information regarding legal proceedings, see Note 13. “Commitments and Contingencies” in our notes to the condensed consolidated financial statements included in “Item 1. Financial Statements.”

Item 1A.      Risk Factors

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

Exhibit No.	Description
10.1†

Stock Option Agreement between XpresSpa Group, Inc. and Ezra Ernst dated January 14, 2022 (incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-8 filed on March 31, 2022)

10.2†

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

99.1

Separation Agreement and Release, dated as of January 21, 2022, between XpresSpa Group, Inc. and Douglas Satzman (incorporated by reference from Exhibit 99.1 to our Current Report on Form 8-K filed on January 26, 2022)

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

XpresSpa Group, Inc.

Date:	May 16, 2022	By:	/s/ Scott R Milford
Scott R. Milford
Chief Executive Officer
(Principal Executive Officer)

Date:	May 16, 2022	By:	/s/ James A Berry
James A. Berry
Chief Financial Officer
(Principal Financial and Accounting Officer)