Form 10-Q
period 2022-06-30
XpresSpa Group, Inc.
filed 2022-08-15
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, 94,278,118 shares of the registrant’s common stock were outstanding.

XpresSpa Group, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Current assets
Cash and cash equivalents	$71,108	$105,506
Accounts receivable	832	615
Inventory	1,065	1,763
Other current assets	1,362	1,095
Total current assets	74,367	108,979

Restricted cash	751	751
Property and equipment, net	8,020	6,658
Intangible assets, net	4,986	3,732
Operating lease right of use assets, net	6,782	4,336
Goodwill	4,024	-
Other assets	2,435	2,810
Total assets	$101,365	$127,266

Current liabilities
Accounts payable, accrued expenses and other	$9,289	$12,958
Current portion of operating lease liabilities	3,007	2,736
Deferred revenue	245	549
Current portion of promissory note, unsecured	-	3,584
Total current liabilities	12,541	19,827

Long-term liabilities
Operating lease liabilities	8,885	7,504
Total liabilities	21,426	27,331
Commitments and contingencies (see Note 15)

Equity
Series A Convertible Preferred Stock, $0.01 par value per share; 6,968 shares authorized; none issued and outstanding	-	-
Series C Junior Preferred Stock, $0.01 par value per share; 300,000 shares authorized; none issued and outstanding	-	-
Series D Convertible Preferred Stock, $0.01 par value per share; 500,000 shares authorized; none issued and outstanding	-	-
Series E Convertible Preferred Stock, $0.01 par value per share, 2,397,060 shares authorized; none issued and outstanding	-	-
Series F Convertible Preferred Stock, $0.01 par value per share, 9,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 95,360,271 and 101,269,349 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	954	1,013
Treasury stock, at cost; 1,338,404 and 0 shares as of June 30, 2022 and December 31, 2021, respectively	(1,021)	-
Additional paid-in capital	479,432	487,306
Accumulated deficit	(407,476)	(395,275)
Accumulated other comprehensive loss	(458)	(312)
Total equity attributable to XpresSpa Group, Inc.	71,431	92,732
Noncontrolling interests	8,508	7,203
Total equity	79,939	99,935
Total liabilities and equity	$101,365	$127,266

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenue, net
Managed services fees	$-	$8,669	$-	$16,843
Patient services revenue	7,732	-	27,121	-
Services	4,787	338	8,564	603
Products	421	79	766	144
Other	657	6	1,194	14
Total revenue, net	13,597	9,092	37,645	17,604

Cost of sales
Labor	5,477	1,927	10,939	3,142
Occupancy	1,262	443	2,330	924
Products and other operating costs	5,618	5,331	14,135	7,794
Total cost of sales	12,357	7,701	27,404	11,860
Depreciation and amortization	1,501	946	2,765	1,690
(Gain)/impairment on disposal of assets	(52)	-	(52)	22
General and administrative	7,558	4,646	17,746	9,154
Total operating expenses	21,364	13,293	47,863	22,726
Operating loss	(7,767)	(4,201)	(10,218)	(5,122)
Interest income, net	38	13	45	25
Other non-operating expense, net	(196)	(551)	(514)	(449)
Loss before income taxes	(7,925)	(4,739)	(10,687)	(5,546)
Income tax (expense) benefit	(2)	9	(2)	8
Net loss	(7,927)	(4,730)	(10,689)	(5,538)
Net loss (income) attributable to noncontrolling interests	9	263	(1,512)	15
Net loss attributable to XpresSpa Group, Inc.	$(7,918)	$(4,467)	$(12,201)	$(5,523)

Net loss	$(7,927)	$(4,730)	$(10,689)	$(5,538)
Other comprehensive (loss) income from operations	(105)	5	(146)	(11)
Comprehensive loss	$(8,032)	$(4,725)	$(10,835)	$(5,549)
Loss per share
Basic and diluted loss per share	$(0.08)	$(0.04)	$(0.12)	$(0.05)
Weighted-average number of shares outstanding during the period
Basic and diluted	95,352,025	105,398,359	98,458,153	103,240,406

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

							Accumulated
					Additional		other	Total	Non-
	Common stock		Treasury Stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	in capital	deficit	loss	equity	interests	equity
December 31, 2021	101,269,349	$1,013	—	$—	$487,306	$(395,275)	$(312)	$92,732	$7,203	$99,935
Issuance of Common Stock for acquisition	552,487	5	—	—	901	—	—	906	—	906
Vesting of restricted stock units	391,820	4	—	—	(4)	—	—	—	—	—
Value of Shares Withheld to fund payroll taxes	—	—	—	—	(73)	—	—	(73)	—	(73)
Stock-based compensation	—	—	—	—	1,543	—	—	1,543	—	1,543
Net loss for the period	—	—	—	—	—	(4,283)	—	(4,283)	1,521	(2,762)
Repurchase and retirement of common stock	(7,142,446)	(71)	—	—	(11,024)	—	—	(11,095)	—	(11,095)
Foreign currency translation	—	—	—	—	—	—	(41)	(41)	—	(41)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(824)	(824)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	200	200
March 31, 2022	95,071,210	$951	—	$—	$478,649	$(399,558)	$(353)	$79,689	$8,100	$87,789
Vesting of restricted stock units	289,061	3	—	—	(3)	—	—	—	—	—
Grant of stock options for services	—	—	—	—	15	—	—	` 15	—	15
Stock-based compensation	—	—	—	—	771	—	—	771	549	1,320
Net loss for the period	—	—	—	—	—	(7,918)	—	(7,918)	(9)	(7,927)
Repurchase of common stock	—	—	(1,338,404)	(1,021)	—	—	—	(1,021)	—	(1,021)
Foreign currency translation	—	—	—	—	—	—	(105)	(105)	—	(105)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(132)	(132)
June 30, 2022	95,360,271	$954	(1,338,404)	$(1,021)	$479,432	$(407,476)	$(458)	$71,431	$8,508	$79,939

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

(In thousands, except share and per share data)

							Accumulated
					Additional		other	Total	Non-
	Common stock		Treasury Stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	in capital	deficit	loss	equity	interests	equity
December 31, 2020	94,058,853	$941	—	$—	$475,709	$(398,624)	$(220)	$77,806	$2,565	$80,371
Warrant exercises, net of costs	11,223,529	112	—	—	16,895	—	—	17,007	—	17,007
Stock-based compensation	—	—	—	—	264	—	—	264	741	1,005
Net loss for the period	—	—	—	—	—	(1,056)	—	(1,056)	248	(808)
Foreign currency translation	—	—	—	—	—	—	(16)	(16)	—	(16)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	333	333
March 31, 2021	105,282,382	$1,053	—	$—	$492,868	$(399,680)	$(236)	$94,005	$3,887	$97,892
Issuance of Common Stock for services	223,637	2	—	—	318	—	—	320	—	320
Issuance of restricted stock	27,983	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	5	5	—	5
Net loss for the period	—	—	—	—	—	(4,467)	—	(4,467)	(263)	(4,730)
Stock-based compensation	—	—	—	—	267	—	—	267	61	328
Redemption of certain noncontrolling interests	—	—	—	—	—	—	—	—	(133)	(133)
June 30, 2021	105,534,002	$1,055	—	$—	$493,453	$(404,147)	$(231)	$90,130	$3,552	$93,682

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XpresSpa Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(10,689)	$(5,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Items included in net loss not affecting operating cash flows:
Depreciation and amortization	2,765	1,690
(Gain)/loss on disposal of assets	(52)	22
Amortization of operating lease right of use asset	828	627
Non-employee stock based compensation	15	320
Stock-based compensation	2,863	1,333
Loss (gain) on equity investment	430	414
Changes in assets and liabilities:
Decrease (increase) in inventory	684	(674)
Decrease (increase) in accounts receivable	186	(546)
(Decrease) increase in deferred revenue	(1,027)	2,253
Other assets, current and non-current	(295)	(2,478)
Other liabilities, current and non-current	(2,803)	(1,518)
(Decrease) increase in accounts payable	(1,520)	2,281
Net cash used in operating activities	(8,615)	(1,814)
Cash flows from investing activities
Acquisition of property and equipment	(4,062)	(2,131)
Acquisition of HyperPointe net of cash assumed	(4,853)	—
Acquisition of software	(283)	(523)
Net cash used in investing activities	(9,198)	(2,654)
Cash flows from financing activities
Proceeds from direct offerings of Common Stock and warrants exercises, net of costs	—	17,007
Redemption of non-controlling interests	—	(133)
Repurchase of Common Stock	(12,116)	—
Contributions from noncontrolling interests	200	333
Payments for shares withheld on vesting	(73)	—
Repayment of Paycheck Protection Program	(3,584)	—
Distributions to noncontrolling interests	(956)	—
Net cash (used in) provided by financing activities	(16,529)	17,207
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(56)	7
(Decrease)/ Increase in cash, cash equivalents and restricted cash	(34,398)	12,746
Cash, cash equivalents, and restricted cash at beginning of the period	106,257	90,502
Cash, cash equivalents, and restricted cash at end of the period	$71,859	$103,248
Cash paid for
Interest	$10	$—
Income taxes	2	$—
Non-cash investing and financing transactions
Capital expenditures included in Accounts payable, accrued expenses and other	$231	$—
Issuance of Common Stock on acquisition of gcg Connect, LLC, d/b/a HyperPointe	$906	$—

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

Through XpresSpa Group’s XpresTest, Inc. subsidiary (“XpresTest”), the company launched XpresCheck Wellness Centers, also in airports. XpresCheck offers COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents. XpresTest has entered into managed services agreements (“MSAs”) with professional medical services companies that provide health care services to patients. The medical services companies pay XpresTest a monthly fee to operate in the XpresCheck Wellness Centers. Under the terms of the MSAs, XpresTest provides office space, equipment, supplies, non-licensed staff, and management services in return for a management fee. Effective July 1, 2021, the Company determined that the PLLCs are variable interest entities (“VIEs”) due to their equity holders having sufficient capital at risk; and the Company having a variable interest in and being a primary beneficiary of the PLLCs.

The Treat segment, which is operating through XpresSpa Group’s subsidiary Treat, Inc. (“Treat”) is a travel health and wellness brand that provides access to health and wellness services for travelers at on-site centers (currently located in JFK International Airport and Phoenix Sky Harbor International Airport and opening later this year in Salt Lake City International Airport).

The Company’s HyperPointe segment, which the Company acquired in January 2022 (see Note 7. Acquisition of HyperPointe), provides a broad range of service and support options for our customers, including technical support services and advanced services.

Basis of Presentation and Principles of Consolidation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as amended. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited annual financial statements but does not include all information required by GAAP for annual financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest as well as variable interest entities in which we are the primary beneficiaries. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

Recent Developments

XpresCheck Wellness Centers

XpresCheck’s business has MSAs with state licensed physicians and nurse practitioners, under which we administer COVID-19 testing options, including a Polymerase Chain Reaction (PCR) test and a rapid PCR test. As of the date of this report, there are 15 operating XpresCheck locations operating in 12 airports, including the following locations opened since December 31, 2021:

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

During 2021, XpresCheck initiated a $2,001 eight-week pilot program with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo. Under this program, XpresCheck is conducting biosurveillance monitoring at four major U.S. airports (JFK International Airport, Newark Liberty International Airport, San Francisco International Airport, and Hartsfield-Jackson Atlanta International Airport) aimed at identifying existing and new SARS-CoV-2 variants. On January 31, 2022, the Company announced the extension of the program, bringing the total contract to $5,534. Approximately $3,291 and $1,368 of the full $5,534 amount was recognized during the first half of 2022 and the fourth quarter of 2021, respectively. The Company anticipates that the remaining $875 of the full $5,534 amount will be realized in the third quarter of 2022.

XpresSpa

There are currently eighteen operating XpresSpa domestic locations and the Company expects to re-open four additional domestic locations in the near-term. During 2022, the Company sold its two franchise locations in Austin-Bergstrom International Airport. A significant number of the domestic XpresSpa locations are operating approximately eight hours per day during the busiest hours (compared to up to sixteen hours per day pre-pandemic) improving labor productivity. Additionally, XpresSpa implemented a price increase in mid-October 2021 in its efforts to return to profitability. As passenger airport volumes improve, the Company will continue to review operating hours to optimize revenue opportunity.

During the fourth quarter of 2021, the Company began testing several new services to take advantage of a growing interest in non-traditional spa services and expansion of its retail offering to align more closely with the services the Company provides. The Company is evaluating the success of these new initiatives at each airport on an on-going basis and will incorporate changes to its approach as more of the portfolio is reactivated.

The Company also has six international locations operating, including three XpresSpa locations in Dubai International Airport in the United Arab Emirates and three XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands. The Company also signed for an additional five locations at Istanbul Airport and expects to open the first store later in 2022.

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

The purchase price in the transaction consisted of $7,121 in cash and $906 in common stock, offset by the settlement of intercompany accounts payable of $770 as well as potential additional earn-out payments of up to $7,500 over a three-year timeframe based upon future performance; these earn-out payments may be satisfied in cash or common stock or a combination thereof subject to various terms and conditions. As of the acquisition date, and as of June 30, 2022, the Company believes that the fair value of the potential earnout payment is $0.

HyperPointe currently operates as a new operating segment within the XpresSpa Group. The chief executive officer of HyperPointe before the Company’s acquisition, continues to serve as the chief executive officer of HyperPointe, as well as serving as the chief executive officer of XpresCheck.  See Note 7. Acquisition of HyperPointe for related discussion.

Liquidity and Financial Condition

As of June 30, 2022, the Company had cash and cash equivalents, excluding restricted cash, of $71,108, total current assets of $74,367, total current liabilities of $12,541 and positive working capital of $61,826 compared to a positive working capital of $89,152 as of December 31, 2021.

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

Effective, July 1, 2021 (see Note 3. Variable Interest Entities), the Company determined that the PLLCs are variable interest entities due to their equity holders having insufficient capital at risk, and the Company having a variable interest and being the primary beneficiary of the PLLCs. As a result of this determination, the total revenue of the PLLCs is designated as revenue for the Company.  The performance obligation for this revenue is the PLLCs administering COVID-19 tests to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, as well as the traveling public, with revenue being recognized at the point in time at which the service is performed.

Treat

The Company recognizes revenue from the sale of Treat products and services when the services are rendered at Treat Centers and from the sale of products at the time products are purchased at the Treat Centers or online usually by credit card, net of discounts and applicable sales taxes. Accordingly, the Company recognizes revenue for the Company’s single performance obligation related to both in-centers and online sales at the point at which the service has been performed or the control of the merchandise has passed to the customer. Revenues from the Treat retail and e-commerce businesses are recorded at the time goods are shipped. Also, under the terms of Treat’s contracts with PLLCs, whereby the PLLCs as their performance obligations provide travel-related diagnostic testing for virus, cold, flu and other illnesses as well as hydration therapy, IV drips, and vitamin injections.  The Company determined that these PLLCs are variable interest entities due to their equity holders having insufficient capital at risk, and the Company having a variable interest and being the primary beneficiary of the PLLCs. As a result of this determination, the total revenue of the PLLCs is designated as revenue for the Company.  This  revenue is recognized at the point in time at which the service is performed by the PLLCs.

HyperPointe

The Company’s HyperPointe segment which we acquired in January 2022 (see Note 7. Acquisition of HyperPointe) provides broad range of service and support options for its customers, including technical support services and advanced services. Technical support services represent the majority of these offerings which are distinct performance obligations that are satisfied over time with revenue recognized ratably over the contract term. Advanced services are distinct performance obligations that are satisfied over time with revenue recognized as services are delivered.  Revenue billed in advance are treated as deferred revenue which was $191 as of June 30, 2022. HyperPointe had unbilled receivables of $60 included in Accounts Receivable as of June 30, 2022.

The Company excludes all sales taxes assessed to its customers from revenue. Sales taxes assessed on revenues are included in Accounts payable, accrued expenses and other on the Company’s condensed consolidated balance sheets until remitted to state agencies.

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

Note 3. Variable Interest Entities

Through its XpresCheck Wellness Centers, the Company provides services pursuant to contracts with PLLCs which in turn contracts with physicians and other medical professional providers to render COVID-19 and other medical diagnostic testing services to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, and the traveling public. The PLLCs collectively represent the Company’s affiliated medical group. The PLLCs were designed and structured to comply with the relevant laws and regulations governing professional medical practice, which generally prohibits the practice of medicine by lay persons or entities. All of the issued and outstanding equity interests of the PLLCs are owned by a licensed medical professional nominated by the Company (the “Nominee Shareholder”). Upon formation of the PLLCs, and initial issuance of equity interests, the Nominee Shareholder contributes a nominal amount of capital in exchange for their interest in the PLLC. The Company then executes with each PLLC a MSA, which provides for various administrative services, management services and day-to-day activities of the practice to be rendered by the Company through its XpresCheck Wellness Centers.

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

Effective, July 1, 2021, contractual arrangements between the Company, the Company’s affiliated medical group and nominated shareholders were modified in a manner that changes the characteristics or adequacy of the nominee shareholders’ equity investment at risk and residual returns. Therefore, due to reassessment triggered by the development on July 1, 2021, the Company determined that the PLLCs are variable interest entities. Notwithstanding their legal form of ownership of equity interests in the PLLC, the primary beneficiary of the affiliated medical group is the Company as it meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the affiliated medical group; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the affiliated medical group. The Company consolidated the PLLCs under the VIE model since the Company has the power to direct activities that most significantly impact the PLLCs economic performance and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the PLLCs.

The aggregate carrying value of total assets and total liabilities included on the consolidated balance sheets for the PLLCs after elimination of intercompany transactions were $1,638, included in Cash and Cash Equivalents, and $324 included in Accounts payable, accrued expenses and other, respectively, as of June 30, 2022. The aggregate carrying value of total assets and total liabilities included on the consolidated balance sheets for the PLLCs after elimination of intercompany transactions were $3,033, included in Cash and Cash Equivalents, and $683, included in Accounts payable, accrued expenses and other, respectively, as of December 31, 2021. The total revenue included on the consolidated statements of operations and comprehensive income (loss) for the PLLCs after elimination of intercompany transactions was $7,732 and $27,121 for the three months and six months ended June 30, 2022, respectively.

Note 4. Potentially Dilutive Securities

The table below presents the computation of basic and diluted net loss per share of Common Stock:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic and diluted numerator:
Net loss attributable to XpresSpa Group, Inc.	$(7,918)	$(4,467)	$(12,201)	$(5,523)
Net loss attributable to common shareholders	$(7,918)	$(4,467)	$(12,201)	$(5,523)
Basic and diluted denominator:
Basic and diluted weighted average shares outstanding	95,352,025	105,398,359	98,458,153	103,240,406
Basic and diluted loss per share	$(0.08)	$(0.04)	$(0.12)	$(0.05)

Net loss per share data presented above excludes from the calculation of diluted net loss, the following potentially dilutive securities, having an anti-dilutive impact, in case of net loss
Both vested and unvested options to purchase an equal number of shares of Common Stock	4,756,973	2,838,955	4,756,973	2,838,955
Unvested RSUs to issue an equal number of shares of Common Stock	78,125	70,082	78,125	70,082
Warrants to purchase an equal number of shares of Common Stock	29,460,560	37,988,662	29,460,560	37,988,662
Total number of potentially dilutive securities excluded from the calculation of earnings/(loss) per share attributable to common shareholders	34,295,658	40,897,699	34,295,658	40,897,699

Note 5. Cash, Cash Equivalents, and Restricted Cash

A reconciliation of the Company’s cash and cash equivalents in the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows as of June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022	December 31, 2021
Cash denominated in United States dollars	$69,280	$102,560
Cash denominated in currency other than United States dollars	1,721	2,133
Restricted cash	751	751
Credit and debit card receivables	107	813
Total cash, cash equivalents and restricted cash	$71,859	$106,257

The Company places its cash and temporary cash investments with credit quality institutions. At times, such cash denominated in United States dollars may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of June 30, 2022 and December 31, 2021, deposits in excess of FDIC limits were $68,885 and $103,339 respectively. As of June 30, 2022 and December 31, 2021, the Company held cash balances in overseas accounts, totaling $1,721 and $2,133 respectively, which are not insured by the FDIC. If the Company were to distribute the amounts held overseas, the Company would need to follow an approval and distribution process as defined in its operating and partnership agreements, which may delay and/or reduce the availability of that cash to the Company.

Note 6. Other current assets

	June 30, 2022	December 31, 2021
Prepaid expenses	$1,315	$1,047
Other	47	48
Total other current assets	$1,362	$1,095

Note 7. Acquisition of HyperPointe

On January 14, 2022, the Company acquired all of the equity interests in gcg Connect, LLC, d/b/a HyperPointe, a New Jersey limited liability company (“HyperPointe”), for an aggregate initial purchase price of approximately $7,257, which consisted of (i) $7,121 in cash offset by settlement of intercompany accounts payable of $770,  and (ii) the issuance of 552,487 shares of common stock of the Company to the equity owners of HyperPointe, plus additional consideration in the form of a potential earnout of up to $7,500 (the “Acquisition”). The portion of the initial consideration for the Acquisition comprising the 552,487 shares of Company common stock was valued at $906 based upon a closing reference price of $1.64 as contemplated by the acquisition agreement.

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

The Company has recognized the assets and liabilities based on the acquisition date fair values. The acquisition did not result in the creation of any contingent consideration as of the Acquisition date and as of June 30, 2022.

Determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.

The fair value of intangible assets other than Goodwill was determined primarily using income approaches. This included estimated multi-period excess earnings valuation method for Customer relationships and the relief-from-royalty valuation for the tradename.

The adjustments set forth in the following condensed unaudited consolidated Balance Sheet reflect the effect of the consummation of the acquisition:

Consideration paid	$7,257

Fair value of assets acquired and liabilities assumed

Cash and cash equivalents	$2,269
Accounts receivable	346
Unbilled Receivables	56
Prepaid expenses and other current assets	19
Other long-term assets	16
Property and equipment	68
Customer relationships	1,198
Trade name	302
Software	335

Accounts payable	(653)
Deferred revenue	(723)
3,233
Goodwill	$4,024

Note 8. Accounts payable, accrued expenses and other

	June 30, 2022	December 31, 2021
Accounts payable	$4,674	$5,966
Litigation accrual	845	845
Accrued compensation	1,799	2,862
Tax-related liabilities	557	603
Gift certificates and loyalty reward program liabilities	494	494
Construction Accrual	53	930
Credit card processing fees	119	501
Other miscellaneous accruals	748	757
Total accounts payable, accrued expenses and other current liabilities	$9,289	$12,958

Note 9. Intangible Assets

The following table provides information regarding the Company’s intangible assets subject to amortization, which consist of the following:

	June 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade names	$1,641	$(1,240)	$401	$1,339	$(1,118)	$221
Customer Relationships	1,510	(422)	1,088	—	—	—
Software	4,502	(1,103)	3,399	3,886	(484)	3,402
Licenses	116	(18)	98	116	(7)	109
Total intangible assets	$7,769	$(2,783)	$4,986	$5,341	$(1,609)	$3,732

The Company’s intangible assets are amortized over their expected useful lives. The Company recorded amortization expense of $471 and $106 during the three months ended June 30, 2022 and 2021, respectively, and $864 and $205 during the six months ended June 30, 2022 and 2021, respectively.

Based on the intangible assets balance as of June 30, 2022, the estimated amortization expense for the remainder of the calendar year and each of the succeeding calendar years is as follows:

Calendar Years ending December 31,	Amount
Remaining 2022	$946
2023	1,555
2024	1,450
2025	397
2026	323
Thereafter	315
Total	$4,986

Note 10. Leases

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

The Company has received rent concessions from landlords on a majority of its leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. Currently, the periods of relief from these payments, which began in March 2020, range from three to thirty-four months and are still in effect for some of the affected leases. The Company received minimum guaranteed payment concessions of approximately $110 and $511 in the three months ended June 30, 2022 and 2021, respectively, $431 and $983 in the six months ended June 30, 2022 and 2021, respectively. The Company expects to realize additional rent concessions while some of its spas remain closed.

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

Supplemental cash flow information related to leases for the six months ended June 30, 2022 and 2021 were as follows:

	Six months ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,031)	$(2,149)
Leased assets obtained in exchange for new and modified operating lease liabilities	$3,273	$656
Leased assets surrendered in exchange for termination of operating lease liabilities	$—	$9

As of June 30, 2022, operating leases contain the following future minimum commitments:

Calendar Years ending December 31,	Amount
Remaining 2022	$2,044
2023	3,378
2024	2,657
2025	2,003
2026	1,027
Thereafter	2,193
Total future lease payments	13,302
Less: interest expense at incremental borrowing rate	(1,410)
Net present value of lease liabilities	$11,892

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	4.65	years
Weighted average discount rate used to determine present value of operating lease liability:	8.55%

Cash paid for minimum annual rental obligations during the three and six months ended June 30, 2022 was $349 and $620, respectively. Cash paid for minimum annual rental obligations during three and six months ended June 30, 2021 was $64 and $214, respectively.

Variable lease payments that are calculated monthly as a percentage of product and services revenue, were $324 and $114 for the three months ended June 30, 2022 and 2021, respectively, and $689 and $211 for the six months ended June 30, 2022 and 2021, respectively.

Note 11. Debt

Total Debt as of June 30, 2022 and December 31, 2021 is comprised of the following:

	June 30, 2022	December 31, 2021
Promissory note, unsecured (Current)	—	3,584
Total debt	$—	$3,584

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

Note 12. Stockholders’ Equity

Warrants

The following table represents the activity related to the Company’s warrants during the six months ended June 30, 2022.

		Exercise
	No. of Warrants	price range
December 31, 2021	37,817,694	0.525 - 6.566
Granted	—
Exercised	—
Expired	(8,357,134)	$5.25 - 6.566
June 30, 2022	29,460,560	$1.7 - 3.9375

Share Repurchase Program

On August 31, 2021, the Company’s board of directors initially authorized a stock repurchase program that permitted the purchase and repurchase of up to 15 million shares of its common stock through September 15, 2022. In May 2022, the Board increased the share repurchase program by an additional 10 million shares and extended its effectiveness through September 15, 2023. Under this stock repurchase program, management has discretion in determining the conditions under which shares may be purchased from time to time. The program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Under the program, the Company purchased 8,480,850 shares for $12,116 and retired 7,142,446 of these purchased shares during the six months ended June 30, 2022, and the remaining 1,338,404 shares were retired on August 3, 2022.

Stock-based Compensation

In September 2020, the Board of Directors approved a new stock-based compensation plan available to grant stock options, restricted stock and Restricted Stock Units (“RSU’s”) to the Company’s directors, employees and consultants. Shareholder approval of the plan was subsequently obtained on October 28, 2020. Under the 2020 Equity Incentive Plan (the “2020 Plan”), a maximum of 5,000,000 shares of Common Stock may be issued. The Company’s previous Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) was terminated upon receipt of shareholder approval of the 2020 Plan.

Awards granted under the 2012 Plan remain in effect pursuant to their terms. Generally, stock options are granted with exercise prices equal to the fair market value on the date of grant, vest in four equal quarterly installments, and expire 10 years from the date of grant. RSUs granted generally vest over a period of one year.

In September 2020, XpresTest created a stock-based compensation plan available to grant stock options, Restricted Stock Awards (“RSAs”) and RSU’s to XpresTest’s directors, employees and consultants. Under the XpresTest 2020 Equity Incentive Plan (the “XpresTest Plan”), a maximum of 200 shares of XpresTest common stock may be awarded, which would represent 20% of the total number of shares of common stock of XpresTest as of June 30, 2022. Certain named executive officers, consultants, and directors of the Company are eligible to participate in the XpresTest Plan. The XpresTest Plan RSAs vest upon satisfaction of certain service and performance-based conditions. The fair value of the XpresTest Plan RSAs is determined based on the weighted average of (i) Fair Value of XpresTest under the Indirect Valuation Method developing assumptions for XpresSpa Net Market Cap and XpresSpa standalone Fair Value, and (ii) Direct Valuation Method developing assumptions for XpresTest Representative Forecasted Revenue for 2021 and Peer companies Revenue’s Multiples. As of June 30, 2022, there is a $305 of unrecognized stock-based compensation related to the XpresTest Plan. Subsequent to June 30, 2022, an aggregate of 27.5 fully vested RSAs were granted to certain named executive officers and directors of XpresTest.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past.

The following variables were used as inputs in the model:

Share price of the Company’s Common Stock on the grant date:	$0.78 - 1.64
Exercise price:	$0.78 - 1.64
Expected volatility:	123.45%
Expected dividend yield:	0%
Annual average risk-free rate:	1.62 - 3.24%
Expected term:	6.43	years

Total stock-based compensation for the three months ended June 30, 2022 and 2021 is $1,320 and $328, respectively, and for the six months ended June 30, 2022 and 2021 is $2,863 and $1,333, respectively. The Company had $3,139 and $2,088 of unrecognized stock-based compensation related to the XpresSpa Stock Options, as of  June 30, 2022 and December 31, 2021, respectively.

The following table sets forth the Company’s Equity Incentive activities for the six months ended June 30, 2022:

	RSUs		XpresTest RSAs		Stock options
		Weighted		Weighted		Weighted
		average		average		average	Exercise
	No. of	grant date	No. of	grant date	No. of	exercise	price
	RSUs	fair value	RSAs	fair value	options	price	range
Outstanding as of December 31, 2021	600,000	$1.63	—	$—	2,826,871	$2.57	$1.19 - 2,460.0
Granted	156,250	1.28	15	56,890	2,200,338	1.51	0.78 - 1.64
Exercised/Vested	(678,125)	1.59	—	—	—	—
Forfeited	—	—	—	—	(245,027)	1.55	1.43-3.82
Expired	—	—	—	—	(25,209)	1.58	1.53-1.61
Outstanding as of June 30, 2022	78,125	$1.28	15	$56,890	4,756,973	$2.13	$0.78 - 2,460.0
Exercisable as of June 30, 2022					1,870,531	$2.87	$0.78 - 2,460.0

Note 13. Fair Value Measurements

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

The following table presents the placement in the fair value hierarchy measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021(in thousands):

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of June 30, 2022:
Recurring fair value measurements
Equity securities:
Route1, Inc.	$292	$—	$292	$—
Total equity securities	292	—	292	—
Total recurring fair value measurements	$292	$—	$292	$—

As of December 31, 2021
Recurring fair value measurements
Equity securities:
Route1	$722	$—	$722	$—
Total equity securities	722	—	722	—
Total recurring fair value measurements	$722	$—	$722	$—

Equity securities pertain to common shares in Route1, Inc. obtained in the 2018 sale of Group Mobile to Route 1, Inc.  As of June 30, 2022, the Company owns 3,855,443 common shares of Route 1.  In connection with the remeasurement of the common shares of Route 1, Inc., the Company recorded an unrealized loss of $157 and $430 for the three and six months ended June 30, 2022, respectively, and $513 and $414, for the three and six months ended June 30, 2021, respectively.

In addition to the above, the Company’s financial instruments as of June 30, 2022 and December 31, 2021 consisted of cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

Note 14. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provision for the six months ended June 30, 2022 reflect an estimated global annual effective tax rate of approximately (0.10)%.

As of June 30, 2022, deferred tax assets generated from the Company’s U.S. activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. Net operating loss carryforwards generated after December 31, 2017 do not expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit.

Income tax expense for the six months ended June 30, 2022 was $2 which was attributed to state taxing jurisdictions in which a measure of income is utilized to determine a tax liability. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

Note 15. Commitments and Contingencies

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has recorded accruals of $845 both as of June 30, 2022 and December 31, 2021, which is included in Accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The Company expenses legal fees in the period in which they are incurred.

Kyle Collins v. Spa Products Import & Distribution Co., LLC et al

This is a combined class action and California Private Attorney’s General Act (“PAGA”) action.  Plaintiff seeks to recover wages, penalties and PAGA penalties for claims for (1) failure to provide meal periods, (2) failure to provide rest breaks, (3) failure to pay overtime, (4) inaccurate wage statements, (5) waiting time penalties, and (6) PAGA penalties of $0.1 per employee per pay period per violation. There are approximately 240 current and former employees in the litigation class.  The parties agreed to mediation on May 26, 2020, however, due to COVID-19, the parties subsequently stayed all proceedings. The mediation session occurred on March 18, 2021, and the parties reached a settlement. A revised motion for preliminary approval of the settlement was filed with the Court in February 2022. The Final Fairness Approval Hearing is set for August 29, 2022 with the Effective Date set for November 2, 2022.

OTG Management PHL B v. XpresSpa Philadelphia Terminal B et al.

On May 9, 2022, a lawsuit was filed in the Philadelphia Court of Common Pleas by OTG Management at Philadelphia International Airport, claiming that XpresSpa improperly backed out of its sublease for space at Terminal B and now owes between $864 and $2,250 in accelerated rent for the 12-year contract.  They claim that by refusing to complete the project, failing to commence and maintain operations, refusing to pay rent and improperly purporting to terminate the lease (among other acts and omissions), XpresSpa breached the lease. OTG Management agreed to extend XpresSpa’s time to respond to the Complaint until Monday, August 22, 2022 and a Case Management Conference has been set for August 24, 2022.

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

Note 16. Segment Information

As a result of the Company’s transition to a pure-play health and wellness services company, the Company currently has four reportable operating segments: XpresSpa, XpresTest, Treat and HyperPointe which we acquired in January 2022. The Company analyzes the results of the Company’s business through the four reportable segments. The XpresSpa segment provides travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. The XpresTest segment provides diagnostic COVID-19 tests at XpresCheck Wellness Centers in airports, to airport employees and to the traveling public.  The Treat segment provides access to integrated care which can seamlessly fit into a post-pandemic world and is designed to deliver on-demand access to integrated healthcare through technology and personalized services, positioned for a traveler to access health care, records and real-time information all in one place, as well as book appointments in the Company’s on-site wellness centers as they reopen. The chief operating decision maker evaluates the operating results and performance of the Company’s segments through operating income. Expenses that can be specifically identified with a segment have been included as deductions in determining operating income. Any remaining expenses and other charges are included in Corporate and Other. HyperPointe currently operates as a new operating segment within the XpresSpa Group. HyperPointe provides a broad range of service and support options for its customers, including technical support services and advanced services.

	For the three months ended
	June 30,
	2022	2021
Revenue
XpresSpa	$3,290	$423
XpresTest	9,253	8,669
Treat	399	—
HyperPointe	655	—
Corporate and other	—	—
Total revenue	$13,597	$9,092

Operating (loss) income
XpresSpa	$(1,958)	$(1,666)
XpresTest	(1,937)	121
Treat	(1,460)	(1,526)
HyperPointe	(275)	—
Corporate and other	(2,137)	(1,130)
Total operating income (loss)	$(7,767)	$(4,201)

Depreciation & Amortization
XpresSpa	$358	$318
XpresTest	606	624
Treat	442	—
HyperPointe	95	—
Corporate and other	—	4
Total Depreciation & Amortization	$1,501	$946

	For the six months ended
	June 30,
	2022	2021
Revenue
XpresSpa	$5,933	$757
XpresTest	29,849	16,847
Treat	685	—
HyperPointe	1,178	—
Corporate and other	—	—
Total revenue	$37,645	$17,604

Operating (loss) income
XpresSpa	$(6,413)	$(3,233)
XpresTest	4,268	2,582
Treat	(2,756)	(1,810)
HyperPointe	(552)	—
Corporate and other	(4,765)	(2,661)
Total operating loss	$(10,218)	$(5,122)

Depreciation & Amortization
XpresSpa	$701	$591
XpresTest	1,135	1,095
Treat	767	—
HyperPointe	157	—
Corporate and other	5	4
Total depreciation & amortization	$2,765	$1,690

Capital Expenditures
XpresSpa	$641	$517
XpresTest	614	2,068
Treat	2,123	—
HyperPointe	—	—
Corporate and other	54	47
Total capital expenditures	$3,432	$2,632

	June 30,	December 31,
	2022	2021
Long-lived Assets
XpresSpa	$10,944	$8,419
XpresTest	1,600	2,246
Treat	4,460	2,700
HyperPointe	160	—
Corporate and other	674	1,132
Total long-lived Assets	$17,838	$14,497

	June 30,	December 31,
	2022	2021
Assets
XpresSpa	$17,832	$12,351
XpresTest	7,710	19,349
Treat	8,254	5,918
HyperPointe	7,260	—
Corporate and other	60,309	89,648
Total assets	$101,365	$127,266

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will be,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 31, 2022, as subsequently amended on May 2, 2022 (the “2021 Annual Report”), our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 filed on May 16, 2022, and this Quarterly Report on Form 10-Q and any future reports we file with the Securities and Exchange Commission (“SEC”). The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Since the beginning of the temporary closure of our XpresSpa locations, we successfully launched our XpresCheck Wellness Centers through XpresSpa Group’s subsidiary XpresTest, we launched XpresCheck Wellness Centers, also in airports. XpresCheck offers COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents. XpresTest has entered into MSAs with professional medical services companies or professional limited liability companies (“PLLC”) that provide health care services to patients. The PLLCs pay XpresTest a monthly fee to operate in the XpresCheck Wellness Centers. Under the terms of MSAs, we provide office space, equipment, supplies, non-licensed staff, and management services in return for a management fee.  Effective July 1, 2021, we determined that the PLLCs are VIEs due to their equity holders having insufficient capital at risk, and the Company having a variable interest in and being a primary beneficiary of these PLLCs.

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

During 2021, XpresCheck initiated a $2,001, eight-week pilot program with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo. Under this program, XpresCheck is conducting biosurveillance monitoring at four major U.S. airports (JFK International Airport, Newark Liberty International Airport,

San Francisco International Airport, and Hartsfield-Jackson Atlanta International Airport) aimed at identifying existing and new SARS-CoV-2 variants. On January 31, 2022, we announced the extension of the program, bringing the total contract to $5,534. Approximately $3,291 and $1,368 of the full $5,534 amount was recognized during the first half of 2022 and the fourth quarter of 2021, respectively. The Company anticipates that the remaining $875 of the full $5,534 amount will be realized in the third quarters of 2022.

XpresSpa

There are currently eighteen operating XpresSpa domestic locations and we expect to re-open four additional domestic locations in 2022. During 2022, we sold our two franchise locations in Austin-Bergstrom International Airport A majority of the domestic XpresSpa locations are operating approximately eight hours per day during the busiest hours (compared to up to sixteen hours per day pre-pandemic) improving labor productivity. Additionally, XpresSpa implemented a price increase in mid-October 2021 in its efforts to return to profitability. And as airport volumes improve, we will continue to review our operating hours to optimize revenue opportunity.

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

There are also six international locations operating, including three XpresSpa locations in Dubai International Airport in the United Arab Emirates and three XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands. We have also signed for five locations at Istanbul Airport and expect to open the first store later in 2022.

The Company received rent concessions from landlords on a majority of its leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. Currently, the period of relief from these payments range from three to thirty-four months (34) and began in March 2020.  The Company received minimum guaranteed payment concessions of approximately $110 and $511 in the three months ended June 30, 2022 and 2021, respectively, $431 and $983 in the six months ended June 30, 2022 and 2021, respectively. We expect to realize additional rent concessions while some of our spas remain closed.

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

HyperPointe Acquisition

In January 2022, we announced and closed on the acquisition of gcg Connect, LLC d/b/a HyperPointe. HyperPointe is a leading digital healthcare and data analytics relationship marketing agency servicing the global healthcare and pharmaceutical industry. HyperPointe has significant experience in patient and healthcare professional marketing and deep technological experience with CXM (customer experience management) and data analytics. Since June 2020, HyperPointe’s management team and suite of services and technology have been used to develop and deploy the technological infrastructure needed to scale the growth of our XpresCheck business HyperPointe’s experience in this space continues to serve the XpresCheck business and we expect it will play a critical role in the expansion of on-going biosurveillance efforts.

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

HyperPointe currently operates as a new segment within XpresSpa Group. Ezra Ernst, who was the chief executive officer of HyperPointe before our acquisition, continues to serve as the chief executive officer of HyperPointe, as well as the chief executive officer of XpresCheck, reporting to Scott Milford, XpresSpa Group CEO.

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

A reconciliation of operating income (loss) from operations presented in accordance with GAAP for the three and six month periods ended June 30, 2022 and 2021 to Adjusted EBITDA (loss) is presented in the table below.

Q2 2022 Results of Operations and Adjusted EBITDA

(Amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
Revenue:	2022	2021	2022	2021
Managed services fees	$—	$8,669	$—	$16,843
Patient service revenue	7,732	—	27,121	—
Services	4,787	338	8,564	603
Products	421	79	766	144
Other	657	6	1,194	14
Total revenue	13,597	9,092	37,645	17,604

Cost of sales
Labor	5,477	1,927	10,939	3,142
Occupancy	1,262	443	2,330	924
Product and other operating costs	5,618	5,331	14,135	7,794
Total cost of sales	12,357	7,701	27,404	11,860
Depreciation and amortization	1,501	946	2,765	1,690
(Gain)/impairment on disposal of assets	(52)	—	(52)	22
General and administrative	7,558	4,646	17,746	9,154
Total operating expense	21,364	13,293	47,863	22,726
Loss from operations	(7,767)	(4,201)	(10,218)	(5,122)
Interest income, net	38	13	45	25
Other non-operating (expense)/income, net	(196)	(551)	(514)	(449)
Loss before income taxes	(7,925)	(4,739)	(10,687)	(5,546)
Income tax (expense) benefit	(2)	9	(2)	8
Net loss	(7,927)	(4,730)	(10,689)	(5,538)
Net loss (income) attributable to noncontrolling interests	9	263	(1,512)	15
Net loss attributable to common shareholders	$(7,918)	$(4,467)	$(12,201)	$(5,523)

Loss from operations	$(7,767)	$(4,201)	$(10,218)	$(5,122)
Add back:
Depreciation and amortization	1,501	946	2,765	1,690
(Gain)/Impairment/disposal of assets	(52)	—	(52)	22
Stock-based compensation expense	1,320	328	2,863	1,333
Adjusted EBITDA	$(4,998)	$(2,927)	$(4,642)	$(2,077)

Results of Operations

Revenue

We recognize revenue from the sale of XpresSpa services when they are rendered at our stores and from the sale of products at the time goods are purchased at our stores or online (usually by credit card), net of discounts and applicable sales taxes. A significant number of our spa locations remain closed and therefore generate little revenue.

We have entered into managed services agreements with professional medical services companies that provide healthcare services to patients in our XpresCheck and Treat Wellness Centers. The medical services companies will pay XpresTest and Treat, a monthly management fee to operate in the XpresCheck and Treat Wellness Centers.

Our HyperPointe segment provides broad range of service and support options for our customers, including technical support services and advanced services. Technical support services represent the majority of these offerings which are distinct performance obligations that are satisfied over time with revenue recognized ratably over the contract term.

Cost of sales

Cost of sales for our XpresSpa segment consists of store-level costs. Store-level costs include all costs that are directly attributable to the store operations, primarily payroll and related benefit costs for store personnel, occupancy costs and cost of products sold. Cost of sales of our XpresTest and Treat segments include costs related to the XpresCheck and Treat Medical Office business, and consists of expenses directly attributable to the clinic operations under the terms of the MSAs, primarily payroll and related benefit costs for personnel, occupancy costs and cost of supplies used to administer the diagnostic COVID-19 tests and a suite of health and wellness services

General and administrative

General and administrative expenses include management and administrative personnel, overhead and occupancy costs, insurance and various professional fees, as well as stock-based compensation for directors, management and administrative personnel.

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Revenue

	Three months ended June 30,
	2022	2021	Inc/(Dec)
Total revenue	$13,597	$9,092	$4,505

The increase in revenue of $4,505 or 50%, was primarily due to patient service revenue triggered by the rapid growth of the XpresTest segment with the addition of more locations after Q2 2021 and consolidations of PLLCs as VIEs since the second half of 2021, resulting in the recognition of their revenue as our revenue. The Company also saw an increase in revenue associated with the XpresSpa locations that opened during the second half of 2021.

Cost of sales

	Three months ended June 30,
	2022	2021	Inc/(Dec)
Cost of sales	$12,357	$7,701	$4,656

The increase in cost of sales of $4,656 or 60%, was due to the increase in revenues resulting in increased costs to operate the increased number of XpresCheck locations; inclusive of PLLCs costs due to consolidating them since the second half of 2021, and the reopening of certain XpresSpa locations that were temporarily closed during the second quarter of 2021. We had 22 open Spa locations as of June 30, 2022, and 2 open Spa locations as of June 30, 2021. The largest component in the cost of sales are costs of testing kits and labor costs at the location-level. Cost of sales also includes rent and related occupancy costs, which can primarily include rent based on percentage of sales, as well as other product costs directly associated with the procurement of retail inventory, and other operating costs.

Depreciation and amortization

	Three months ended June 30,
	2022	2021	Inc/(Dec)
Depreciation and amortization	$1,501	$946	$555

The increase in depreciation and amortization of approximately 59% was primarily due to depreciation and amortization related to the recently opened XpresCheck and Treat Wellness Centers.

General and administrative

	Three months ended June 30,
	2022	2021	Inc/(Dec)
General and administrative	$7,558	$4,646	$2,912

The increase of approximately 63% was primarily due to functional costs associated with the operations of XpresCheck and Treat wellness centers, XpresSpa locations, and the newly acquired HyperPointe segment.

Other non-operating (expense) income, net

	Three months ended June 30,
	2022	2021	Inc/(Dec)
Other non-operating (expense) /income, net	$(196)	$(551)	$355

The following is a summary of the transactions included in other non-operating expense, net for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021
Loss on equity investments	$(157)	$(513)
Bank fees and financing charges	(39)	(38)
Total	$(196)	$(551)

Interest income, net

	Three months ended June 30,
	2022	2021	Inc/(Dec)
Interest income, net	$38	$13	$25

Interest income, net increased as a result of increased interest rate and elimination of interest expense since the beginning of May 2022.

Six months ended June 30, 2022 compared to the Six months ended June 30, 2021

Revenue

	Six months ended June 30,
	2022	2021	Inc/(Dec)
Total revenue	$37,645	$17,604	$20,041

The increase in revenue of $20,041 or 114%, was primarily due to patient service revenue triggered by the rapid growth of the XpresTest segment with the addition of more locations after Q2 2021 and consolidations of PLLCs as VIEs since the beginning of second half of 2021, resulting in the recognition of their revenue as our revenue. The Company also saw an increase in revenue associated with the XpresSpa locations that opened during the second half of 2021.

Cost of sales

	Six months ended June 30,
	2022	2021	Inc/(Dec)
Cost of sales	$27,404	$11,860	$15,544

The increase in cost of sales of $15,544 or 131%, was due to the increase in revenues resulting in increased costs to operate the increased number of XpresCheck locations; inclusive of PLLCs’ costs due to consolidating them since the beginning of second half of 2021, and the reopening of certain XpresSpa locations that were temporarily closed during the second quarter of 2021. We had 22 open Spa locations as of June 30, 2022, and 2 open Spa locations as of June 30, 2021. The largest component in the cost of sales are costs of testing kits and labor costs at the location-level. Cost of sales also includes rent and related occupancy costs, which can primarily include rent based on percentage of sales, as well as other product costs directly associated with the procurement of retail inventory, and other operating costs.

Depreciation and amortization

	Six months ended June 30,
	2022	2021	Inc/(Dec)
Depreciation and amortization	$2,765	$1,690	$1,075

The increase in depreciation and amortization of approximately 64% was primarily due to depreciation and amortization related to XpresCheck and Treat Wellness Centers after the second quarter of 2021.

General and administrative

	Six months ended June 30,
	2021	2020	Inc/(Dec)
General and administrative	$17,746	$9,154	$8,592

The increase of approximately 94% was primarily due to functional costs associated with the operations of XpresCheck and Treat wellness centers, XpresSpa locations, and the newly acquired HyperPointe segment.

Other non-operating (expense) income, net

	Six months ended June 30,
	2022	2021	Inc/(Dec)
Other non-operating (expense) /income, net	$(514)	$(449)	$(65)

The following is a summary of the transactions included in other non-operating expense (income), net for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021
Loss on equity investments	$(430)	$(414)
Bank fees and financing charges	(84)	(35)
Total	$(514)	$(449)

Interest income, net

	Six months ended June 30,
	2022	2021	Inc/(Dec)
Interest income, net	$45	$25	$20

Interest income, net increased as a result of increased interest rate and elimination of interest expense since the beginning of May 2022.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents, excluding restricted cash, of $71,108, total current assets of $74,367, total current liabilities of $12,541 and positive working capital of $61,826 compared to a positive working capital of $89,152 as of December 31, 2021.

On August 31, 2021, our board of directors initially authorized a stock repurchase program that permitted the purchase and repurchase of up to 15 million shares of our common stock through September 15, 2022. In May 2022, the Board increased the share repurchase program by an additional 10 million shares and extended its effectiveness through September 15, 2023. Under the new stock repurchase program, management has discretion in determining the conditions under which shares may be purchased from time to time. The program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Under the program, we purchased 8,480,850 shares for $12,116 and retired 7,142,446 of these purchased shares during the six months ended June 30, 2022, and the remaining 1,338, 404 shares were retired on August 3, 2022.

While we have addressed our working capital deficiency and long-term debt, and continue to focus on our overall operating profitability, we expect to incur net losses in the foreseeable future. In addition, the ongoing impact of the COVID-19 pandemic on our business going forward remains uncertain at this time and may result in additional material adverse impacts on our liquidity position and access to capital.

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

As of June 30, 2022, our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our management’s evaluation as of December 31, 2019 identified a material weakness in our internal control over financial reporting. Based on our evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022,  to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding this conclusion, management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows in conformity with GAAP.

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

The steps we took to address the deficiencies identified included:

•	we hired a permanent Chief Financial Officer in December 2020, and following his departure in June 2022 we are currently searching for a new Chief Financial Officer;
•	we have engaged in efforts to restructure accounting processes and revise organizational structures to enhance accurate accounting and appropriate financial reporting;
•	we have engaged outside service providers to assist with the valuation and recording of key reporting areas such as leases and stock compensation expense;
•	we have implemented additional accounting software to aid in the accounting and financial reporting process;
•	we have contracted an independent consulting firm to assist with the preparation of the Financial Statements and U.S. GAAP accounting research; and
•	in March 2021, we hired a seasoned Certified Public Accountant as a permanent Corporate Controller, who also has a Certified Information Systems Auditor accreditation.

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

Changes in Internal Control over Financial Reporting

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2022, due to a material weakness in our internal control over our financial close and reporting process, which was discovered in 2019, still remaining unmitigated. Management continues to conclude that as of June 30, 2022 we still did not have a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately. As a result of this evaluation, we also selectively used outside consultants who possessed the appropriate levels of accounting and controls knowledge to appropriately analyze, record, and disclose accounting matters completely and accurately.

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings.

For information regarding legal proceedings, see Note 15. “Commitments and Contingencies” in our notes to the condensed consolidated financial statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited).”

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

XpresSpa Group, Inc.

Date:	August 15, 2022	By:	/s/ Scott R Milford
Scott R. Milford
Chief Executive Officer
(Principal Executive Officer)

Date:	August 15, 2022	By:	/s/ Omar A. Haynes
Omar A. Haynes
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)