Form 10-Q
period 2022-09-30
XWELL, Inc.
filed 2022-11-14
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 001-34785

XWELL, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4988129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

254 West 31st Street, 11th Floor, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code): (212) 750-9595

XpresSpa Group, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	XWEL	The Nasdaq Stock Market LLC

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

As of November 10, 2022, 83,232,262 shares of the registrant’s common stock were outstanding.

XWELL, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

XWELL, Inc. (Formerly known as XpresSpa Group, Inc.) and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Current assets
Cash and cash equivalents	$49,429	$105,506
Accounts receivable	1,309	615
Contract Assets	1,128	-
Inventory	940	1,763
Other current assets	2,375	1,095
Total current assets	55,181	108,979

Restricted cash	751	751
Property and equipment, net	8,102	6,658
Intangible assets, net	4,414	3,732
Operating lease right of use assets, net	10,299	4,336
Goodwill	4,024	-
Other assets	2,205	2,810
Total assets	$84,976	$127,266

Current liabilities
Accounts payable, accrued expenses and other	$7,981	$12,958
Current portion of operating lease liabilities	2,746	2,736
Deferred revenue	257	549
Current portion of promissory note, unsecured	-	3,584
Total current liabilities	10,984	19,827

Long-term liabilities
Operating lease liabilities	12,465	7,504
Total liabilities	23,449	27,331
Commitments and contingencies (see Note 15)

Equity
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 83,232,262 and 101,269,349 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	832	1,013
Additional paid-in capital	467,268	487,306
Accumulated deficit	(414,655)	(395,275)
Accumulated other comprehensive loss	(560)	(312)
Total equity attributable to XWELL, Inc.	52,885	92,732
Noncontrolling interests	8,642	7,203
Total equity	61,527	99,935
Total liabilities and equity	$84,976	$127,266

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. (Formerly known as XpresSpa Group, Inc.) and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenue, net
Managed services fees	$-	$-	$-	$16,843
Patient services revenue	4,607	25,351	31,728	25,351
Services	4,924	1,158	13,488	1,761
Products	542	258	1,308	402
Hyperpointe Services	659	-	1,853	-
Other	4	-	4	14
Total revenue, net	10,736	26,767	48,381	44,371

Cost of sales
Labor	5,222	4,277	16,161	7,419
Occupancy	1,082	587	3,412	1,511
Products and other operating costs	3,035	8,798	17,170	16,592
Total cost of sales	9,339	13,662	36,743	25,522
Depreciation and amortization	1,564	852	4,329	2,542
Impairment of long-lived assets	677	-	677	-
Loss on disposal of assets, net	325	-	273	22
Impairment of operating lease right-of-use assets	38	-	38	-
General and administrative	6,447	5,196	24,193	14,350
Total operating expenses	18,390	19,710	66,253	42,436
Operating (loss) income	(7,654)	7,057	(17,872)	1,935
Interest income, net	114	6	159	31
Other non-operating expense, net	(136)	(381)	(650)	(830)
(Loss) income before income taxes	(7,676)	6,682	(18,363)	1,136
Income tax expense	(3)	(87)	(5)	(79)
Net (loss) income	(7,679)	6,595	(18,368)	1,057
Net loss (income) attributable to noncontrolling interests	500	(998)	(1,012)	(983)
Net (loss) income attributable to XWELL, Inc.	$(7,179)	$5,597	$(19,380)	$74

Net (loss) income	$(7,679)	$6,595	$(18,368)	$1,057
Other comprehensive loss from operations	(102)	(52)	(248)	(63)
Comprehensive (loss) income	$(7,781)	$6,543	$(18,616)	$994
Loss per share
Basic and diluted loss per share	$(0.08)	$0.05	$(0.20)	$-
Weighted-average number of shares outstanding during the period
Basic	94,621,339	105,531,418	97,167,867	103,950,731
Diluted	94,621,339	105,957,317	97,167,867	104,301,344

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. (Formerly known as XpresSpa Group, Inc.) and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

							Accumulated
					Additional		other	Total	Non-
	Common stock		Treasury Stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	in capital	deficit	loss	equity	interests	equity
December 31, 2021	101,269,349	$1,013	—	—	$487,306	$(395,275)	$(312)	$92,732	$7,203	$99,935
Issuance of Common Stock for acquisition	552,487	5	—	—	901	—	—	906	—	906
Vesting of restricted stock units	391,820	4	—	—	(4)	—	—	—	—	—
Value of Shares Withheld to fund payroll taxes	—	—	—	—	(73)	—	—	(73)	—	(73)
Stock-based compensation	—	—	—	—	1,543	—	—	1,543	—	1,543
Net loss for the period	—	—	—	—	—	(4,283)	—	(4,283)	1,521	(2,762)
Repurchase and retirement of common stock	(7,142,446)	(71)	—	—	(11,024)	—	—	(11,095)	—	(11,095)
Foreign currency translation	—	—	—	—	—	—	(41)	(41)	—	(41)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(824)	(824)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	200	200
March 31, 2022	95,071,210	$951	—	$—	$478,649	$(399,558)	$(353)	$79,689	$8,100	$87,789
Vesting of restricted stock units	289,061	3	—	—	(3)	—	—	—	—	—
Grant of stock options for services	—	—	—	—	15	—	—	` 15	—	15
Stock-based compensation	—	—	—	—	771	—	—	771	549	1,320
Net loss for the period	—	—	—	—	—	(7,918)	—	(7,918)	(9)	(7,927)
Repurchase of common stock	—	—	(1,338,404)	(1,021)	—	—	—	(1,021)	—	(1,021)
Foreign currency translation	—	—	—	—	—	—	(105)	(105)	—	(105)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(132)	(132)
June 30, 2022	95,360,271	$954	(1,338,404)	$(1,021)	$479,432	$(407,476)	$(458)	$71,431	$8,508	$79,939
Vesting of restricted stock units	256,251	2	—	—	(2)	—	—	—	—	—
Grant of stock options for services	—	—	—	—	16	—	—	16	—	16
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	546	546
Stock-based compensation	—	—	—	—	392	—	—	392	91	483
Foreign currency translation	—	—	—	—	—	—	(102)	(102)	(3)	(105)
Net loss for the period	—	—	—	—	—	(7,179)	—	(7,179)	(500)	(7,679)
Repurchase and retirement of common stock	(12,384,260)	(124)	1,338,404	1,021	(12,570)	—	—	(11,673)	—	(11,673)
September 30, 2022	83,232,262	$832	—	—	$467,268	$(414,655)	$(560)	$52,885	$8,642	$61,527

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

(In thousands, except share and per share data)

							Accumulated
					Additional		other	Total	Non-
	Common stock		Treasury Stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	in capital	deficit	loss	equity	interests	equity
December 31, 2020	94,058,853	$941	—	—	$475,709	$(398,624)	$(220)	$77,806	$2,565	$80,371
Warrant exercises, net of costs	11,223,529	112	—	—	16,895	—	—	17,007	—	17,007
Stock-based compensation	—	—	—	—	264	—	—	264	741	1,005
Net loss for the period	—	—	—	—	—	(1,056)	—	(1,056)	248	(808)
Foreign currency translation	—	—	—	—	—	—	(16)	(16)	—	(16)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	333	333
March 31, 2021	105,282,382	$1,053	—	$—	$492,868	$(399,680)	$(236)	$94,005	$3,887	$97,892
Issuance of Common Stock for services	223,637	2	—	—	318	—	—	320	—	320
Issuance of restricted stock	27,983	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	5	5	—	5
Net loss for the period	—	—	—	—	—	(4,467)	—	(4,467)	(263)	(4,730)
Stock-based compensation	—	—	—	—	267	—	—	267	61	328
Redemption of certain noncontrolling interests	—	—	—	—	—	—	—	—	(133)	(133)
June 30, 2021	105,534,002	$1,055	—	$—	$493,453	$(404,147)	$(231)	$90,130	$3,552	$93,682
Stock grant for services	—	—	—	—	29	—	—	29	—	29
Stock-based compensation	—	—	—	—	767	—	—	767	23	790
Stock option exercises	8,334	—	—	—	13	—	—	13	—	13
Consolidation of Variable Interest Entities	—	—	—	—	—	—	—	—	4,307	4,307
Repurchase and retirement of common stock	(250,000)	(2)	—	—	(448)	—	—	(450)	—	(450)
Issuance of restricted stock	35,043	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(52)	(52)	—	(52)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(991)	(991)
Net income for the period	—	—	—	—	—	5,597	—	5,597	998	6,595
September 30, 2021	105,327,379	1,053			493,814	(398,550)	(283)	96,034	7,889	103,923

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. (Formerly known as XpresSpa Group, Inc.) and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(18,368)	$1,057
Adjustments to reconcile net loss to net cash used in operating activities:
Items included in net loss not affecting operating cash flows:
Depreciation and amortization	4,329	2,542
Impairment of long-lived assets	715	—
Loss on disposal of assets, net	273	22
Amortization of operating lease right of use asset	1,357	1,162
Issuance of shares of Common Stock for services	31	349
Stock-based compensation	3,346	2,123
Loss on equity investment	528	716
Changes in assets and liabilities:
Decrease (increase) in inventory	794	(1,385)
(Increase) decrease in accounts receivable	(352)	74
(Increase) decrease in contract assets	(1,128)	—
(Decrease) increase in deferred revenue	(1,015)	(890)
Other assets, current and non-current	(1,137)	519
Other liabilities, current and non-current	(3,913)	(3,035)
(Decrease) increase in accounts payable	(2,866)	2,713
Net cash provided by (used in) operating activities	(17,406)	5,967
Cash flows from investing activities
Acquisition of property and equipment	(5,797)	(2,650)
Cash acquired on consolidation of certain Variable Interest Entities	—	2,434
Acquisition of HyperPointe net of cash assumed	(4,853)	—
Acquisition of software	(279)	(2,156)
Net cash used in investing activities	(10,929)	(2,372)
Cash flows from financing activities
Proceeds from direct offerings of Common Stock and warrants exercises, net of costs	—	17,007
Redemption of non-controlling interests	—	(133)
Repurchase of Common Stock	(23,789)	(450)
Contributions from noncontrolling interests	746	333
Proceeds from stock option exercises	—	13
Payments for shares withheld on vesting	(73)	—
Repayment of Paycheck Protection Program	(3,584)	—
Distributions to noncontrolling interests	(956)	(991)
Net cash provided by (used in) financing activities	(27,656)	15,779
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(86)	36
(Decrease)/ Increase in cash, cash equivalents and restricted cash	(56,077)	19,410
Cash, cash equivalents, and restricted cash at beginning of the period	106,257	90,502
Cash, cash equivalents, and restricted cash at end of the period	$50,180	$109,912
Cash paid for
Interest	$10	$—
Income taxes	5	$—
Non-cash investing and financing transactions
Capital expenditures included in Accounts payable, accrued expenses and other	$592	$—
Issuance of Common Stock on acquisition of gcg Connect, LLC, d/b/a HyperPointe	$906	$—

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. (Formerly known as XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for share and per share data)

Note 1. General

Overview

On October 25, 2022,  the Company changed its name to XWELL, Inc. (“XWELL” or the “Company”) from XpresSpa Group, Inc. The Company’s common stock, par value $0.01 per share, which had previously been listed under the trading symbol “XSPA” on the Nasdaq Capital Market, now trades under the trading symbol “XWEL” since the opening of the trading market on October 25, 2022.  In pursuance, the Company amended and restated its certificate of incorporation filed with the Delaware Secretary of State on October 24, 2022 (the “Amended and Restated Certificate”). Rebranding to XWELL aligned the Company’s corporate strategy to build a pure-play health and wellness services company, both in the airport and off airport marketplaces.

In addition, prior to filing the Amended and Restated Certificate, the Company filed a Certificate of Elimination (the “Certificate of Elimination”) with respect to its Series A Convertible Preferred Stock, par value $0.01 per share, Series D Convertible Preferred Stock, par value $0.01 per share, Series E Convertible Preferred Stock, par value $0.01 per share, and Series F Convertible Preferred Stock, par value $0.01 per share (collectively, the “Eliminated Preferred Stock”) with the Delaware Secretary of State, becoming effective as of at 11:59 p.m., Eastern Time on October 24, 2022.

The Certificate of Elimination (i) eliminated the previous designation of 6,968 shares of Series A Convertible Preferred Stock, none of which were outstanding at the time of filing, (ii) eliminated the previous designation of 500,000 shares of Series D Convertible Preferred Stock, none of which were outstanding at the time of filing, (iii) eliminated the previous designation of 2,397,060 shares of Series E Convertible Preferred Stock, none of which were outstanding at the time of filing, (iv) eliminated the previous designation of 9,000 shares of Series F Convertible Preferred Stock, none of which were outstanding at the time of filing, (v) caused such shares of Eliminated Preferred Stock to resume the status of authorized but unissued shares of preferred stock of the Company and (vi) eliminated all reference to the Eliminated Preferred Stock from the Company’s Certificate of Incorporation filed with the Secretary of State of the State of Delaware and effective prior to the effective time of the Amended and Restated Certificate.

XWELL is a leading global travel health and wellness services holding company. XWELL currently has four reportable operating segments: XpresSpa®, XpresTest®, Treat™, and HyperPointe which was acquired in January 2022.

XWELL’s subsidiary, XpresSpa Holdings, LLC (“XpresSpa”) has been a global airport retailer of spa services through its XpresSpa spa locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. Most of XpresSpa spa locations were closed between March 2020 and September 2021, largely due to the  airport traffic remaining at insufficient levels to support operations at a unit level.

During the period between March 2020 and September 2021, when the Company was unable to reopen its spa locations for normal operations, the Company in partnership  with certain COVID-19 testing partners, successfully launched its XpresCheck Wellness Centers through its XpresTest, Inc. subsidiary (“XpresTest”), offering testing services, also in airports.  XpresTest offers COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents. XpresTest has entered into managed services agreements (“MSAs”) with professional medical services companies that provide health care services to patients. The medical services companies pay XpresTest a monthly fee to operate in the XpresCheck Wellness Centers. Under the terms of the MSAs, XpresTest provides office space, equipment, supplies, non-licensed staff, and management services in return for a management fee. Effective July 1, 2021, the Company determined that the medical service companies are variable interest entities (“VIEs”) due to their equity holders having sufficient capital at risk; and the Company having a variable interest in and being a primary beneficiary of the medical service companies.

The Treat segment, which is operating through XWELL’s subsidiary Treat, Inc. (“Treat”) is a travel health and wellness brand that provides access to health and wellness services for travelers at on-site centers (currently located in JFK International Airport, Phoenix Sky Harbor International Airport and  Salt Lake City International Airport).

The Company’s HyperPointe segment, which the Company acquired in January 2022 (see Note 7. Acquisition of HyperPointe), provides a broad range of service and support options for our customers, including technical support services and advanced services.

Basis of Presentation and Principles of Consolidation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as amended. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited annual financial statements but does not include all information required by GAAP for annual financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest as well as variable interest entities in which we are the primary beneficiaries. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

Recent Developments

XpresSpa

There are currently twenty operating XpresSpa domestic locations and the Company expects to re-open two additional domestic locations in the near-term as airport traffic return to sufficient levels to support operations at a unit level. . During 2022, the Company sold its two franchise locations in Austin-Bergstrom International Airport. A significant number of the domestic XpresSpa locations are operating approximately eight hours per day during the busiest hours (compared to up to sixteen hours per day pre-pandemic). Additionally, XpresSpa implemented a price increase in mid-October 2021 in its efforts to return to profitability. As the Companies continue to monitor fluctuating airport volumes, the Company will  also continue to review operating hours to optimize revenue opportunity.

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

The Company also has eight international locations operating, including three XpresSpa locations in Dubai International Airport in the United Arab Emirates, three XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands and two XpresSpa locations in Istanbul Airport in Turkey. The Company had signed for 5 locations at Istanbul Airport in Turkey of which 3 of them opened after September 30, 2022: the Company expects to open the remaining  two locations before the end of 2022.

XpresCheck Wellness Centers

XpresTest’s business has MSAs with state licensed physicians and nurse practitioners, under which we administer COVID-19 testing options, including a Polymerase Chain Reaction (PCR) test and a rapid PCR test. As of the date of this report, there are eight operating XpresCheck locations operating in eight airports, including one in Orlando International Airport, pre-security, in the South Walk area of the Main Terminal, which opened in March 2022.

During 2022, as countries continued to relax their testing requirements resulting in rapid decline of testing volumes at the Company’s XpresCheck locations, the Company closed or consolidated its five non performing XpresCheck Wellness Centers and two XpresCheck Wellness Centers were assimilated into the Treat Segment. Also, due to the rapid decline of testing volumes at the Company’s XpresCheck locations, the company absorbed a loss of $1,040 related to the write-off of long-lived assets during the quarter ended September 30, 2022.

During 2021, XpresTest initiated a $2,001 eight-week pilot program with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo Bioworks (NYSE: DNA). Under this program, XpresTest is conducting biosurveillance monitoring at four major U.S. airports (JFK International Airport, Newark Liberty International Airport, San Francisco International Airport, and Hartsfield-Jackson Atlanta International Airport) aimed at identifying existing and new SARS-CoV-2 variants. On January 31, 2022, the Company announced the extension of the program, bringing the total contract to $5,534. Approximately $4,166 and $1,368 of the full $5,534 amount was recognized during 2022 and the fourth quarter of 2021, respectively.

During the third quarter of 2022, XpresTest, in partnership with Ginkgo Bioworks and in continuation of their support to the  CDC’s traveler-based SARS-CoV-2 genomic surveillance program were awarded a new contract. The partnership is expected to support public health and biosecurity services totaling approximately $16,000, with an overall potential to exceed $61,000 based on CDC program options and public health priorities. As COVID-19 sub variants and other biological threats continue to emerge, the partners plan to expand the program footprint and incorporate innovative modalities and offerings, such as monitoring of wastewater from aircraft lavatories. The current contract with Ginkgo Bioworks related to the above partnership contains fixed pricing for which the Company is entitled to $6,761 for the sample collection (passenger and aircraft wastewater) and $570 for the traveler enrollment initiatives, which represents the amount of consideration that the Company is entitled. The Company recognizes revenue over time for both sample collection performance obligations, using the input method based on time elapsed to measure progress towards satisfying each of the performance obligations. The Company recognizes revenue ratably (straight line basis) over the term of the contract (one year). The Company will recognize revenue over time for the traveler enrollment initiative performance obligation based on the amount for which the Company has the right to invoice. The Company recorded $916 in revenue during the quarter ended September 30, 2022.

Treat

Treat is the Company’s new travel, health and wellness brand transforming the way we access care through a suite of health and wellness services supported by an integrated digital platform and a relevant retail offering to the traveling public.

Treat’s on-site centers (currently located in JFK International Airport, Phoenix Sky Harbor International Airport and Salt Lake City International Airport) provide access to health and wellness services for travelers. The Treat teams provide travel-related diagnostic testing for virus, cold, flu and other illnesses as well as hydration therapy, IV drips, and vitamin injections. Travelers can purchase time blocks to use the Company’s wellness rooms to engage in interactive services like self-guided yoga, meditation and low impact weight exercises or to relax and unplug from the hectic pace of the airport and renew themselves before or after their trip.

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

The purchase price in the transaction consisted of $7,121 in cash and $906 in common stock, offset by the settlement of intercompany accounts payable of $770 as well as potential additional earn-out payments of up to $7,500 over a three-year timeframe based upon future performance; these earn-out payments may be satisfied in cash or common stock or a combination thereof subject to various terms and conditions. As of the acquisition date, and as of September 30, 2022, the Company believes that the fair value of the potential earnout payment is $0.

HyperPointe currently operates as a new operating segment within XWELL. The chief executive officer of HyperPointe before the Company’s acquisition, continues to serve as the chief executive officer of HyperPointe, as well as serving as the chief executive officer of XpresCheck.  See Note 7. Acquisition of HyperPointe for related discussion.

Liquidity and Financial Condition

As of September 30, 2022, the Company had cash and cash equivalents, excluding restricted cash, of $49,429, total current assets of $55,181, total current liabilities of $10,984 and positive working capital of $44,197 compared to a positive working capital of $89,152 as of December 31, 2021. Management has performed an assessment of the Company’s ability to continue as a going concern. As of the date of the report, the Company believes it has sufficient liquidity to fund operations for the next twelve months from the issuance of these financial statements. The Company’s liquidity projections and actual performance through issuance relies heavily on the success and profitability of the Company’s re-opened XpresSpa locations, and tailored service offerings. In addition, the Company’s future liquidity relies on the market acceptance to the Company’s new travel, health and wellness brand, Treat, which has generated a net loss of $1,290 and $4,049, for the three and nine months ended September 30, 2022, respectively. Furthermore, because the Company relies heavily on international and domestic airplane travel, any such decrease in demand for travel could have a negative impact on the Company’s operations and liquidity.

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

The Company has also entered into collaborative agreements with marketing partners whereby it sells certain of its partners’ products in its XpresSpa locations. The Company acts as an agent for revenue recognition purposes and therefore records revenue net of the revenue share payable to the partners. Upon receipt of the non-recurring, non-refundable initial collaboration fee, management records a deferred revenue liability and recognizes revenue on a straight-line basis over the life of the collaboration agreement.

XpresTest

Through its XpresCheck Wellness Centers and under the terms of the Managed Services Agreement (“MSA”) with Professional Limited Liability Companies (“PLLCs”) that in turn contract with physicians and Nurse Practitioners, the Company offers testing services to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, as well as the traveling public. Under the terms of the MSAs which may be modified for commercial reasonableness and fair market value, XpresTest provides office space, equipment, supplies, non-

licensed staff, and management services to be used for the purpose of COVID-19 and other medical diagnostic testing in return for a management fee which was deemed a performance obligation for recognizing revenue prior to July 1, 2021.

Effective July 1, 2021 (see Note 3. Variable Interest Entities), the Company determined that the PLLCs are variable interest entities due to their equity holders having insufficient capital at risk, and the Company having a variable interest and being the primary beneficiary of the PLLCs. As a result of this determination, the total revenue of the PLLCs is designated as revenue for the Company.  The performance obligation for this revenue is the PLLCs administering COVID-19 tests to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, as well as the traveling public, with revenue being recognized at the point in time at which the service is performed.

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

HyperPointe

The Company’s HyperPointe segment which we acquired in January 2022 (see Note 7. Acquisition of HyperPointe), provides a broad range of service and support options for its customers, including technical support services and advanced services. Technical support services represent the majority of these offerings which are distinct performance obligations that are satisfied over time with revenue recognized ratably over the contract term. Advanced services are distinct performance obligations that are satisfied over time with revenue recognized as services are delivered.  Revenue billed in advance is treated as deferred revenue which was $240 as of September 30, 2022. HyperPointe had unbilled receivables of $212 included in Contract Assets as of September 30, 2022.

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

The aggregate carrying value of total assets and total liabilities included on the consolidated balance sheets for the PLLCs after elimination of intercompany transactions were $550, included in Cash and Cash Equivalents, and $168 included in Accounts payable, accrued expenses and other, respectively, as of September 30, 2022. The aggregate carrying value of total assets and total liabilities included on the consolidated balance sheets for the PLLCs after elimination of intercompany transactions were $3,033, included in Cash and Cash Equivalents, and $683, included in Accounts payable, accrued expenses and other, respectively, as of December 31, 2021. The total revenue included on the consolidated statements of operations and comprehensive income (loss) for the PLLCs after elimination of intercompany transactions was $4,607 and $31,728 for the three months and nine months ended September 30, 2022, respectively.

Note 4. Potentially Dilutive Securities

The table below presents the computation of basic and diluted net loss per share of Common Stock:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic numerator:
Net (loss) income attributable to common shareholders	$(7,179)	$5,597	$(19,380)	$74
Basic denominator:
Basic weighted average shares outstanding	94,621,339	105,531,418	97,167,867	103,950,731
Basic (loss) earnings per share	$(0.08)	$0.05	$(0.20)	$—
Diluted numerator:
(Loss) earnings attributable to common shareholders	$(7,179)	$5,597	$(19,380)	$74
Diluted denominator:
Diluted weighted average shares outstanding	94,621,339	105,957,317	97,167,867	104,301,344
Diluted (loss) earnings per share	$(0.08)	$0.05	$(0.20)	$—

Net (loss) income per share data presented above excludes from the calculation of diluted net (loss) income, the following potentially dilutive securities, having an anti-dilutive impact, in case of net loss

Both vested and unvested options to purchase an equal number of shares of Common Stock	4,713,363	2,606,771	4,713,363	2,631,246
Unvested RSUs to issue an equal number of shares of Common Stock	39,064	821,361	39,064	876,131
Warrants to purchase an equal number of shares of Common Stock	17,124,051	37,907,794	17,124,051	37,903,835
Total number of potentially dilutive securities excluded from the calculation of earnings/(loss) per share attributable to common shareholders	21,876,478	41,335,926	21,876,478	41,411,212

Note 5. Cash, Cash Equivalents, and Restricted Cash

A reconciliation of the Company’s cash and cash equivalents in the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows as of September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
Cash denominated in United States dollars	$46,977	$102,560
Cash denominated in currency other than United States dollars	2,338	2,133
Restricted cash	751	751
Credit and debit card receivables	114	813
Total cash, cash equivalents and restricted cash	$50,180	$106,257

The Company places its cash and temporary cash investments with credit quality institutions. At times, such cash denominated in United States dollars may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of September 30, 2022 and December 31, 2021, deposits in excess of FDIC limits were $46,509 and $103,339 respectively. As of September 30, 2022 and December 31, 2021, the Company held cash balances in overseas accounts, totaling $2,338 and $2,133 respectively, which are not insured by the FDIC. If the Company were to distribute the amounts held overseas, the Company would need to follow an approval and distribution process as defined in its operating and partnership agreements, which may delay and/or reduce the availability of that cash to the Company.

Note 6. Other current assets

As of September 30, 2022 and December 31, 2021, other current assets consisted of the following:

	September 30, 2022	December 31, 2021
Prepaid expenses	$2,058	$1,047
Other receivables	270	—
Other	47	48
Total other current assets	$2,375	$1,095

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

XWELL also agreed pursuant to an earnout provision to issue up to an additional $7,500 in cash or stock if certain earnout performance targets are met during an earnout period ending on the third anniversary of the date of the acquisition agreement. For purposes of the earnout, the Common Stock will also be valued on a per share basis. The earnout payments may be satisfied in (i) cash, (ii) shares of Common Stock (priced at $1.81), or (iii) any combination thereof, at the election of the equity owners of HyperPointe, provided that in the event (and to the extent) XWELL does not have sufficient authorized shares of Common Stock that are unissued and not duly reserved for issuance upon options, warrants or other convertible securities, then XWELL shall be permitted to settle any earnout payments in cash. As a result, XWELL may issue up to an additional 4,143,647 shares of Common Stock; however, the actual number of shares that will be issued under the earnout, if any, will depend on (i) the extent of fulfillment of the earnout performance targets at the time of calculation of the earnout and (ii) the elections and conditions described in the previous sentence.

XWELL granted an equity award to the previous Chief Executive Officer of HyperPointe and who was offered employment with the Company in connection with XWELL’s acquisition of the equity interests of HyperPointe, as an inducement material to such new employee entering into employment with the Company.

The employee received stock options to purchase 1,000,000 shares of XWELL common stock. The stock options were issued upon the closing of the acquisition of HyperPointe and employee’s hire date in connection therewith (the "Grant Date"), and all stock options included within the equity inducement award have an exercise price of $1.64 per share, resulting in the fair value of $1,457 which would be recognized in expense on a straight-line basis, over the requisite service period. One-third of the options will vest on each of the first three anniversaries of the Grant Date, subject to the employee's continued employment with XWELL or its subsidiaries on such vesting dates. The stock options have a ten-year term.

The Company has recognized the assets and liabilities based on the acquisition date fair values. Based on an assessment of probability, the Company concluded that the acquisition did not result in the creation of any contingent consideration as of the Acquisition date and as of September 30, 2022.

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

The adjustments set forth in the following condensed unaudited consolidated Balance Sheet reflect the effect of the consummation of the acquisition:

Consideration paid	$7,257

Fair value of assets acquired and liabilities assumed

Cash and cash equivalents	$2,269
Accounts receivable	346
Unbilled Receivables	56
Prepaid expenses and other current assets	19
Other long-term assets	16
Property and equipment	68
Customer relationships	1,198
Trade name	302
Software	335

Accounts payable	(653)
Deferred revenue	(723)
3,233
Goodwill	$4,024

Note 8. Accounts payable, accrued expenses and other

As of September 30, 2022 and December 31, 2021, Accounts payable, accrued expenses and other consisted of the following:

	September 30, 2022	December 31, 2021
Accounts payable	$3,642	$5,966
Litigation accrual	845	845
Accrued compensation	1,176	2,862
Tax-related liabilities	594	603
Common area maintenance accruals	573	16
Gift certificates	494	494
Construction accrual	213	930
Credit card processing fees	70	501
Other miscellaneous accruals	374	741
Total accounts payable, accrued expenses and other current liabilities	$7,981	$12,958

Note 9. Intangible Assets

The following table provides information regarding the Company’s intangible assets subject to amortization, which consist of the following:

	September 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade names	$1,641	$(1,302)	$339	$1,339	$(1,118)	$221
Customer relationships	1,510	(482)	1,028	—	—	—
Software	4,403	(1,448)	2,955	3,886	(484)	3,402
Licenses	116	(24)	92	116	(7)	109
Total intangible assets	$7,670	$(3,256)	$4,414	$5,341	$(1,609)	$3,732

The Company’s intangible assets are amortized over their expected useful lives. The Company recorded amortization expense of $474 and $95 during the three months ended September 30, 2022 and 2021, respectively, and $1,338 and $300 during the nine months ended September 30, 2022 and 2021, respectively.

Based on the intangible assets balance as of September 30, 2022, the estimated amortization expense for the remainder of the calendar year and each of the succeeding calendar years is as follows:

Calendar Years ending December 31,	Amount
Remaining 2022	$439
2023	1,491
2024	1,449
2025	397
2026	323
Thereafter	315
Total	$4,414

Note 10. Leases

The Company leases its retail and diagnostic testing locations at various domestic and international airports. Additionally, the Company leases its corporate office in New York City. During 2022 the Company commenced new leases at Istanbul Airport in Turkey & Salt Lake City International Airport in Utah. At inception, the Company determines if a lease qualifies under ASC 842. Certain of the Company’s lease arrangements contain fixed payments throughout the term of the lease, while others involve a variable component to determine the lease obligation wherein a certain percentage of sales is used to calculate the lease payment.

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

The Company has received rent concessions from landlords on a majority of its leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. The periods of relief from these payments, which began in March 2020, ranged from three to twenty-eight months enabling the Company to receive minimum guaranteed payment concessions of approximately $431 and $1,568 in the nine months ended September 30, 2022 and 2021, respectively.

The Financial Accounting Standards Board (“FASB”) issued a Q&A in March 2020 that focused on the application of lease guidance in ASC 842 for lease concessions related to the effects of COVID-19. The FASB staff has said that entities can elect to not evaluate whether concessions granted by lessors related to COVID-19 are lease modifications. Entities that make this election can then apply the lease modification guidance in ASC 842 or account for the concession as if it were contemplated as part of the existing contract. XWELL has elected to not treat the concessions as lease modifications and will instead account for the lease concessions as if they were contemplated as part of the existing leases.

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

Supplemental cash flow information related to leases for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine months ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(3,072)	$(3,189)
Leased assets obtained in exchange for new and modified operating lease liabilities	$7,380	$3,673
Leased assets surrendered in exchange for termination of operating lease liabilities	$—	$9

As of September 30, 2022, operating leases contain the following future minimum commitments:

Calendar Years ending December 31,	Amount
Remaining 2022	$1,005
2023	3,459
2024	3,050
2025	2,614
2026	1,586
Thereafter	5,683
Total future lease payments	17,397
Less: interest expense at incremental borrowing rate	(2,186)
Net present value of lease liabilities	$15,211

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	5.95	years
Weighted average discount rate used to determine present value of operating lease liability:	7.33%

Cash paid for minimum annual rental obligations during the three and nine months ended September 30, 2022 was $445 and $1,191, respectively. Cash paid for minimum annual rental obligations during the three and nine months ended September 30, 2021 was $185 and $399, respectively.

Variable lease payments calculated monthly as a percentage of product and services revenue, were $397 and $51 for the three months ended September 30, 2022 and 2021, respectively, and $1,085 and $262 for the nine months ended September 30, 2022 and 2021, respectively.

Note 11. Debt

Total Debt as of September 30, 2022 and December 31, 2021 is comprised of the following:

	September 30, 2022	December 31, 2021
Promissory note, unsecured (Current)	—	3,584
Total debt	$—	$3,584

Paycheck Protection Program

On May 1, 2020, the Company entered into a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“the PPP”) promissory note in the principal amount of $5,653 payable to Bank of America, NA (“Bank of America”) evidencing a PPP loan (the “PPP Loan”). The PPP Loan bore interest at a rate of 1% per annum. No payments were due on the PPP Loan during a six-month deferral period commencing on May 2, 2020. Commencing one month after the expiration of the deferral period and continuing on the same day of each month thereafter until the maturity date of the PPP Loan, the Company was obligated to make monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the PPP Loan by the maturity date. The PPP loan was paid off on the maturity date of May 2, 2022.

Note 12. Stockholders’ Equity

Warrants

The following table represents the activity related to the Company’s warrants during the nine months ended September 30, 2022.

		Exercise
	No. of Warrants	price range
December 31, 2021	37,817,694		$0.525 - 6.566
Granted	—	$
Exercised	—	$
Expired	(20,693,643)		$3.02 - 6.566
September 30, 2022	17,124,051		$1.7 - 2.125

Share Repurchase Program

On August 31, 2021, the Company’s board of directors initially authorized a stock repurchase program that permitted the purchase and repurchase of up to 15 million shares of its common stock through September 15, 2022. In May 2022, the Board increased the share repurchase program by an additional 10 million shares and extended its effectiveness through September 15, 2023. Under this stock repurchase program, management has discretion in determining the conditions under which shares may be purchased from time to time. The program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Under the program, the Company purchased and retired 19,526,706 shares for $23,789 during the nine months ended September 30, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Stock-based Compensation

In September 2020, the Board of Directors approved a new stock-based compensation plan available to grant stock options, restricted stock and Restricted Stock Units (“RSU’s”) aggregating to 5,000,000 shares of Common Stock, to the Company’s directors, employees and consultants. Shareholder approval of the plan was subsequently obtained on October 28, 2020. On October 4, 2022, the amendment to the Company’s 2020 Equity Incentive Plan to increase the number of shares authorized for issuance under the Plan by 7,500,000 shares of Common Stock was approved. Under the 2020 Equity Incentive Plan (the “2020 Plan”), a maximum of 7,353,289 shares of Common Stock may be issued. The Company’s previous Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) was terminated upon receipt of shareholder approval of the 2020 Plan.

Awards granted under the 2012 Plan remain in effect pursuant to their terms. Generally, stock options are granted with exercise prices equal to the fair market value on the date of grant, vest in four equal quarterly installments, and expire 10 years from the date of grant. RSU’s granted generally vest over a period of one year.

In September 2020, XpresTest created a stock-based compensation plan available to grant stock options, Restricted Stock Awards (“RSAs”) and RSU’s to XpresTest’s directors, employees and consultants. Under the XpresTest 2020 Equity Incentive Plan (the “XpresTest Plan”), a maximum of 200 shares of XpresTest common stock may be awarded, which would represent 20% of the total number of shares of common stock of XpresTest as of September 30, 2022. Certain named executive officers, consultants, and directors of the Company are eligible to participate in the XpresTest Plan. The XpresTest Plan RSAs vest upon satisfaction of certain service and performance-based conditions. The fair value of the XpresTest Plan RSAs is determined based on the weighted average of (i) Fair Value of XpresTest under the Indirect Valuation Method developing assumptions for XWELL’s Net Market Cap and XWELL’s standalone Fair Value, and (ii) Direct Valuation Method developing assumptions for XpresTest Representative Forecasted Revenue for 2021 and Peer companies Revenue’s Multiple. As of September 30, 2022, there is $214 of unrecognized stock-based compensation related to the XpresTest Plan.

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

Total stock-based compensation for the three months ended September 30, 2022 and 2021 is $483 and $819, respectively, and for the nine months ended September 30, 2022 and 2021 is $3,294 and $2,152, respectively. The Company had $2,831 and $2,088 of unrecognized stock-based compensation related to the XWELL Stock Options, as of September 30, 2022 and December 31, 2021, respectively.  During October 2022, the Company granted 375,000 RSUs and 150,000 Stock Options to its certain executives.

The following table sets forth the Company’s Equity Incentive activities for the nine months ended September 30, 2022:

	RSUs		XpresTest RSAs		Stock options
		Weighted		Weighted		Weighted
		average		average		average	Exercise
	No. of	grant date	No. of	grant date	No. of	exercise	price
	RSUs	fair value	RSAs	fair value	options	price	range
Outstanding as of December 31, 2021	600,000	$1.63	—	$—	2,826,871	$2.57	$1.19 - 2,460
Granted	156,250	1.28	15.0	56,890	2,200,338	1.51	0.78 - 1.64
Exercised/Vested	(717,186)	1.57	(10.0)	61,550	—	—
Forfeited	—	—	—	—	(245,027)	1.55	1.43-3.82
Expired	—	—	—	—	(68,819)	8.23	1.44-2,232
Outstanding as of September 30, 2022	39,064	$1.28	5.0	$47,570	4,713,363	$2.04	$0.78 - 2,460
Exercisable as of September 30, 2022					1,955,823	$2.62	$0.78 - 2,460

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

The following table presents the placement in the fair value hierarchy measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of September 30, 2022:
Recurring fair value measurements
Equity securities:
Route1, Inc.	$194	$—	$194	$—
Total equity securities	194	—	194	—
Total recurring fair value measurements	$194	$—	$194	$—

As of December 31, 2021
Recurring fair value measurements
Equity securities:
Route1	$722	$—	$722	$—
Total equity securities	722	—	722	—
Total recurring fair value measurements	$722	$—	$722	$—

Equity securities pertain to common shares in Route1, Inc. obtained in the 2018 sale of Group Mobile to Route 1, Inc.  As of September 30, 2022, the Company owns 3,855,443 common shares of Route 1.  In connection with the remeasurement of the common shares of Route 1, Inc., the Company recorded an unrealized loss of $98 and $528 for the three and nine months ended September 30, 2022, respectively, and $302 and $716, for the three and nine months ended September 30, 2021, respectively.

In addition to the above, the Company’s financial instruments as of September 30, 2022 and December 31, 2021 consisted of cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

Note 14. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provision for the nine months ended September 30, 2022 reflect an estimated global annual effective tax rate of approximately (0.10)%.

As of September 30, 2022, deferred tax assets generated from the Company’s U.S. activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. Net operating loss carryforwards generated after December 31, 2017 do not expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit.

Income tax expense/(benefit) for the nine months ended September 30, 2022 was $5 which was attributed to foreign taxing jurisdictions in which controlled foreign corporations were profitable. In addition to income taxes, the Company operates in foreign jurisdictions in which excise taxes are levied.  The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has recorded accruals of $845 both as of September 30, 2022 and December 31, 2021, which is included in Accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The Company expenses legal fees in the period in which they are incurred.

Kyle Collins v. Spa Products Import & Distribution Co., LLC et al

This is a combined class action and California Private Attorney’s General Act (“PAGA”) action.  Plaintiff seeks to recover wages, penalties and PAGA penalties for claims for (1) failure to provide meal periods, (2) failure to provide rest breaks, (3) failure to pay overtime, (4) inaccurate wage statements, (5) waiting time penalties, and (6) PAGA penalties of $0.1 per employee per pay period per violation. There are approximately 240 current and former employees in the litigation class.  The parties agreed to mediation on May 26, 2020, however, due to COVID-19, the parties subsequently stayed all proceedings. The mediation session occurred on March 18, 2021, and the parties reached a settlement which was approved on September 20,2022. Funding of the settlement amount is predicted to be end of year.

OTG Management PHL B v. XpresSpa Philadelphia Terminal B et al.

On May 9, 2022, a lawsuit was filed in the Philadelphia Court of Common Pleas by OTG Management at Philadelphia International Airport, claiming that XWELL improperly backed out of its sublease for space at Terminal B and now owes between $864 and $2,250 in accelerated rent for the 12-year contract. They claim that by refusing to complete the project, failing to commence and maintain operations, refusing to pay rent and improperly purporting to terminate the lease (among other acts and omissions), XWELL breached the lease. OTG Management has agreed to extend XWELL’s time to respond to the Complaint from previously November 1, 2022 to January 3, 2023.

Leases

XWELL is contingently liable to a surety company under certain general indemnity agreements required by various airports relating to its lease agreements. XWELL agrees to indemnify the surety for any payments made on contracts of suretyship, guaranty, or indemnity. The Company believes that all contingent liabilities will be satisfied by its performance under the specified lease agreements.

Note 16. Segment Information

As a result of the Company’s transition to a pure-play health and wellness services company, the Company currently has four reportable operating segments: XpresSpa, XpresTest, Treat and HyperPointe, acquired in January 2022. The Company analyzes the results of the Company’s business through the four reportable segments. The XpresSpa segment provides travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. The XpresTest segment provides diagnostic COVID-19 tests at XpresCheck Wellness Centers in airports, to airport employees and to the traveling public.  The Treat segment provides access to integrated care which can seamlessly fit into a post-pandemic world and is designed to deliver on-demand access to integrated healthcare through technology and personalized services, positioned for a traveler to access health care, records and real-time information all in one place, as well as book appointments in the Company’s on-site wellness centers as they reopen. The HyperPointe segment provides a broad range of service and support options for its customers, including technical support services and advanced services. The chief operating decision maker evaluates the operating results and performance of the Company’s segments through operating income. Expenses that can be specifically identified with a segment have been included as deductions in determining operating income. Any remaining expenses and other charges are included in Corporate and Other.

	For the three months ended
	September 30,
	2022	2021
Revenue
XpresSpa	$3,557	$1,416
XpresTest	6,079	25,351
Treat	425	—
HyperPointe	675	—
Corporate and other	—	—
Total revenue	$10,736	$26,767

Operating income (loss)
XpresSpa	$(2,508)	$(1,595)
XpresTest	(1,692)	12,015
Treat	(1,282)	(2,305)
HyperPointe	(193)	—
Corporate and other	(1,979)	(1,058)
Total operating (loss) income	$(7,654)	$7,057

Depreciation & Amortization
XpresSpa	$364	$340
XpresTest	576	509
Treat	520	—
HyperPointe	86	—
Corporate and other	18	3
Total Depreciation & Amortization	$1,564	$852

	For the nine months ended
	September 30,
	2022	2021
Revenue
XpresSpa	$9,490	$2,172
XpresTest	35,928	42,199
Treat	1,110	—
HyperPointe	1,853	—
Corporate and other	—	—
Total revenue	$48,381	$44,371

Operating loss
XpresSpa	$(8,921)	$(4,828)
XpresTest	2,576	14,597
Treat	(4,038)	(4,115)
HyperPointe	(745)	—
Corporate and other	(6,744)	(3,719)
Total operating (loss) income	$(17,872)	$1,935

Depreciation & Amortization
XpresSpa	$1,065	$931
XpresTest	1,711	1,604
Treat	1,287	—
HyperPointe	243	—
Corporate and other	23	7
Total depreciation & amortization	$4,329	$2,542

Capital Expenditures
XpresSpa	$1,413	$706
XpresTest	675	3,984
Treat	3,329	—
HyperPointe	—	—
Corporate and other	55	77
Total capital expenditures	$5,472	$4,767

	September 30,	December 31,
	2022	2021
Long-lived Assets
XpresSpa	$14,203	8,419
XpresTest	112	2,246
Treat	6,280	2,700
HyperPointe	123	—
Corporate and other	522	1,132
Total long-lived Assets	$21,240	$14,497

	September 30,	December 31,
	2022	2021
Assets
XpresSpa	$21,348	$12,351
XpresTest	5,356	19,349
Treat	9,822	5,918
HyperPointe	7,126	—
Corporate and other	41,324	89,648
Total assets	$84,976	$127,266

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will be,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 31, 2022, as subsequently amended on May 2, 2022 (the “2021 Annual Report”), our Quarterly Reports on Form 10-Q for the three months ended March 31, 2022 and June 30, 2022 , and this Quarterly Report on Form 10-Q and any future reports we file with the Securities and Exchange Commission (“SEC”). The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to XWELL, Inc. (prior to October 25, 2022 and January 5, 2018, known as “XpresSpa Group, Inc.” and “FORM Holdings Corp”), a Delaware corporation, and its consolidated subsidiaries unless the context requires otherwise.

Overview

On October 25, 2022, we changed our name to XWELL, Inc. (“XWELL” or the “Company”) from XpresSpa Group, Inc. Our common stock, par value $0.01 per share, which had previously been listed under the trading symbol “XSPA” on the Nasdaq Capital Market, now trades under the trading symbol “XWEL” since the opening of the trading market on October 25, 2022.  Rebranding to XWELL, Inc. aligned our corporate strategy to build a pure-play health and wellness services company, both in the airport and off-airport marketplaces.

XWELL, is a leading global travel health and wellness services holding company. XWELL currently has four reportable operating segments: XpresSpa®, XpresTest®, Treat™ and HyperPointe. XWELL’s subsidiary, XpresSpa Holdings, LLC (“XpresSpa”) has been a global airport retailer of spa services through its XpresSpa spa locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products.

XWELL’s subsidiary, XpresSpa Holdings, LLC (“XpresSpa”) has been a global airport retailer of spa services through its XpresSpa spa locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. Most of XpresSpa spa locations were closed between March 2020 and September 2021, largely due to the airport traffic remaining at insufficient levels to support operations at a unit level.

During the period between March 2020 and September 2021, when we were unable to reopen our spa locations for normal operations, in partnership  with certain COVID-19 testing partners, we successfully launched our XpresCheck Wellness Centers through our XpresTest, Inc. subsidiary (“XpresTest”), offering testing services, also in airports. XpresTest offers COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents. XpresTest has entered into MSAs with professional medical services companies or professional limited liability companies (“PLLCs”) that provide health care services to patients. The PLLCs pay XpresTest a monthly fee to operate in the XpresCheck Wellness Centers. Under the terms of MSAs, we provide office space, equipment, supplies, non-licensed staff, and management services in return for a management fee.  Effective July 1, 2021, we determined that the PLLCs are VIEs due to their equity holders having insufficient capital at risk, and the Company having a variable interest in and being a primary beneficiary of these PLLCs.

Furthermore, XWELL continues to develop Treat, a travel health and wellness brand that is positioned for a post-pandemic world. Treat’s on-site centers (currently located in JFK International Airport, Phoenix Sky Harbor International Airport and Salt Lake City International Airport) provide access to health and wellness services for travelers. Our teams provide travel-related diagnostic testing for virus, cold, flu and other illnesses as well as hydration therapy, IV drips, and vitamin injections. Travelers can purchase time blocks to use our wellness rooms to engage in interactive services like self-guided yoga, meditation and low impact weight exercises or to relax and unplug from the hectic pace of the airport and renew themselves before or after their trip. The integration and expansion of services and products, both domestically and internationally, is part of our objective to grow airport business.

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

Our HyperPointe segment, which we acquired in January 2022, provides a broad range of service and support options for our customers, including technical support services and advanced services.

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

Recent Developments

XpresSpa

There are currently twenty operating XpresSpa domestic locations, and we expect to re-open two additional domestic locations in 2022. During 2022, we sold our two franchise locations in Austin-Bergstrom International Airport A majority of the domestic XpresSpa locations are operating approximately eight hours per day during the busiest hours (compared to up to sixteen hours per day pre-pandemic). Additionally, XpresSpa implemented a price increase in mid-October 2021 in its efforts to return to profitability. As we continue to monitor fluctuating airport volumes, we will continue to review our operating hours to optimize revenue opportunity.

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

There are also eight international locations operating, including three XpresSpa locations in Dubai International Airport in the United Arab Emirates, three XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands and two XpresSpa locations in Istanbul Airport in Turkey. The Company had signed for 5 locations at Istanbul Airport in Turkey of which 3 of them opened after September 30, 2022:, and we expect to open an additional two locations before the end of 2022.

We have received rent concessions from landlords on a majority of our leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. The periods of relief from these payments, which began in March 2020, ranged from three to twenty-eight months enabling us to receive minimum guaranteed payment concessions of approximately $431 and $1,568 in the nine months ended September 30, 2022 and 2021, respectively.

XpresCheck Wellness Centers

XpresTest’s business has management services agreements with state licensed physicians and nurse practitioners, under which we administer COVID-19 testing options, including a Polymerase Chain Reaction (PCR) test and a rapid PCR test.

As of the date of this report, there are eight operating XpresCheck locations operating in eight airports, including an XpresCheck Wellness Center in Orlando International Airport, pre-security, in the South Walk area of the Main Terminal, which opened in March 2022.

During 2022, as countries continued to relax their testing requirements resulting in rapid decline of testing volumes at our XpresCheck locations, we closed or consolidated our five non performing XpresCheck Wellness Centers and two XpresCheck Wellness Centers were assimilated into the Treat Segment.

During 2021, XpresTest initiated a $2,001, eight-week pilot program with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo Bioworks (NYSE: DNA). Under this program, XpresTest is conducting biosurveillance monitoring at four major U.S. airports (JFK International Airport, Newark Liberty International Airport, San Francisco International Airport, and Hartsfield-Jackson Atlanta International Airport) aimed at identifying existing and new SARS-CoV-2 variants. On January 31, 2022, we announced the extension of the program, bringing the total contract to $5,534. Approximately $4,166 and $1,368 of the full $5,534 amount was recognized during the first half of 2022 and the fourth quarter of 2021, respectively.

During the third quarter of 2022, XpresTest, in partnership with Ginkgo Bioworks in continuation of their support to the CDC’s traveler-based SARS-CoV-2 genomic surveillance program were awarded a new contract. The partnership is expected to support public health and biosecurity services totaling approximately $16,000, with an overall potential to exceed $61,000 based on CDC program options and public health priorities. As COVID-19 sub variants and other biological threats continue to emerge, the partners plan to expand the program footprint and incorporate innovative modalities and offerings, such as monitoring of wastewater from aircraft lavatories. The current contract with Ginkgo Bioworks related to the above partnership contains fixed pricing for which we are entitled to $6,761 for the sample collection (passenger and aircraft wastewater) and $570 for the traveler enrollment initiatives, which represents the amount of consideration that we are entitled. We recognizes revenue over time for both sample collection performance obligations, using the input method based on time elapsed to measure progress towards satisfying each of the performance obligations. We recognize revenue ratably (straight line basis) over the term of the contract (one year). We will recognize revenue over time for the traveler enrollment initiative performance obligation based on the amount for which we have the right to invoice. We recorded $916 in revenue during the quarter ended September 30, 2022.

Treat

Treat is our new travel, health and wellness brand transforming the way we access care through a suite of health and wellness services supported by an integrated digital platform and a relevant retail offering to the traveling public.

Treat’s on-site centers (currently located in JFK International Airport, Phoenix Sky Harbor International Airport and Salt Lake City International Airport) provide access to health and wellness services for travelers. Our teams provide travel-related diagnostic testing for virus, cold, flu and other illnesses as well as hydration therapy, IV drips, and vitamin injections. Travelers can purchase time blocks to use our wellness rooms to engage in interactive services like self-guided yoga, meditation and low impact weight exercises or to relax and unplug from the hectic pace of the airport and renew themselves before or after their trip.

HyperPointe Acquisition

In January 2022, we acquired gcg Connect, LLC d/b/a HyperPointe. HyperPointe is a leading digital healthcare and data analytics relationship marketing agency servicing the global healthcare and pharmaceutical industry. HyperPointe has significant experience in patient and healthcare professional marketing and deep technological experience with CXM (customer experience management) and data analytics. Since June 2020, HyperPointe’s management team and suite of services and technology have been used to develop and deploy the technological infrastructure needed to scale the growth of our XpresTest business HyperPointe’s experience in this space continues to serve the XpresTest business and we expect it will play a critical role in the expansion of our on-going biosurveillance collaboration with the CDC.

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

HyperPointe currently operates as a segment within XWELL. Ezra Ernst, who was the chief executive officer of HyperPointe before our acquisition, continues to serve as the chief executive officer of HyperPointe, as well as the chief executive officer of XpresTest, reporting to Scott Milford, XWELL CEO.

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

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Revenue

	Three months ended September 30,
	2022	2021	Inc/(Dec)
Total revenue	$10,736	$26,767	$(16,031)

The decrease in revenue of $16,031 or 60%, was primarily due to reduction in patient service revenue triggered by the rapid decline of the XpresTest segment as countries continued to relax their testing requirements, testing volumes at our XpresCheck locations decreased as we progressed through 2022. We saw an increase in revenue associated with the XpresSpa locations that opened during and after the third quarter of 2021.

Cost of sales

	Three months ended September 30,
	2022	2021	Inc/(Dec)
Cost of sales	$9,339	$13,662	$(4,323)

The decrease in cost of sales of $4,323 or 32%, was primarily due to the decrease in revenues resulting in decreased costs to operate the decreased volume at XpresCheck locations. There were some related costs of sales triggered by the reopening of certain XpresSpa locations that were temporarily closed during the second quarter of 2021. We had twenty open Spa locations as of September 30, 2022, and two open Spa locations as of September 30, 2021. The largest component in the cost of sales are costs of testing kits and labor costs at the location-level. Cost of sales also includes rent and related occupancy costs, which can primarily include rent based on percentage of sales, as well as other product costs directly associated with the procurement of retail inventory, and other operating costs.

Depreciation and amortization

	Three months ended September 30,
	2022	2021	Inc/(Dec)
Depreciation and amortization	$1,564	$852	$712

The increase in depreciation and amortization of approximately 84% was primarily due to depreciation and amortization related to the XpresCheck and Treat Wellness Centers opened after the third quarter of the Calendar year 2021.

Impairment/loss on disposal of assets

	Three months ended September 30,
	2022	2021	Inc/(Dec)
Impairment/Loss on disposal of assets	$1,040	$—	$1,040

Impairment/loss on disposal of assets primarily pertain to closure of XpresCheck Locations triggered by the rapid decline in testing volumes at our XpresCheck locations as countries continue to relax their testing requirements.

General and administrative

	Three months ended September 30,
	2022	2021	Inc/(Dec)
General and administrative	$6,447	$5,196	$1,251

The increase of approximately 24% was primarily due to functional costs associated with the operations of more XpresCheck and Treat Wellness Centers, XpresSpa locations, and the newly acquired HyperPointe segment.

Other non-operating expense, net

	Three months ended September 30,
	2022	2021	Inc/(Dec)
Other non-operating expense, net	$(136)	$(381)	$245

The following is a summary of the transactions included in other non-operating expense, net for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022	2021
Loss on equity investments	$(98)	$(302)
Bank fees and financing charges	(38)	(62)
Other	—	(17)
Total	$(136)	$(381)

Interest income, net

	Three months ended September 30,
	2022	2021	Inc/(Dec)
Interest income, net	$114	$6	$108

Interest income, net increased as a result of increased interest rates and elimination of interest expense since the beginning of May 2022.

Nine months ended September 30, 2022 compared to the Nine months ended September 30, 2021

Revenue

	Nine months ended September 30,
	2022	2021	Inc/(Dec)
Total revenue	$48,381	$44,371	$4,010

The increase in revenue of $4,010 or 9%, was primarily due to patient service revenue triggered by the rapid growth of the XpresTest segment with the addition of more locations between October 1, 2021 and June 30, 2022. The Company also saw an increase in revenue associated with the XpresSpa locations that opened after October 1, 2021.

Cost of sales

	Nine months ended September 30,
	2022	2021	Inc/(Dec)
Cost of sales	$36,743	$25,522	$11,221

The increase in cost of sales of $11,221 or 44%, was due to the increase in revenues resulting in increased costs to operate the increased number of XpresCheck locations and the reopening of certain XpresSpa locations that were temporarily closed during the second quarter of 2021. We had 20 open Spa locations as of September 30, 2022, and two open Spa locations as of September 30, 2021. The largest component in the cost of sales are costs of testing kits and labor costs at the location-level. Cost of sales also includes rent and related occupancy costs, which can primarily include rent based on percentage of sales, as well as other product costs directly associated with the procurement of retail inventory, and other operating costs.

Depreciation and amortization

	Nine months ended September 30,
	2022	2021	Inc/(Dec)
Depreciation and amortization	$4,329	$2,542	$1,787

The increase in depreciation and amortization of approximately 70% was primarily due to depreciation and amortization related to XpresCheck and Treat Wellness Centers after September 30, 2021.

Impairment/loss on disposal of assets

	Nine months ended September 30,
	2022	2021	Inc/(Dec)
Impairment/Loss on disposal of assets	$988	$22	$966

Impairment/loss on disposal of assets primarily pertain to closure of XpresCheck Locations triggered by the rapid decline in testing volumes at our XpresCheck locations as countries continue to relax their testing requirements.

General and administrative

	Nine months ended September 30,
	2022	2021	Inc/(Dec)
General and administrative	$24,193	$14,350	$9,843

The increase of approximately 69% was primarily due to functional costs associated with the operations of XpresCheck and Treat Wellness Centers, XpresSpa locations, and the newly acquired HyperPointe segment.

Other non-operating expense, net

	Nine months ended September 30,
	2022	2021	Inc/(Dec)
Other non-operating expense, net	$(650)	$(830)	$180

The following is a summary of the transactions included in other non-operating expense, net for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022	2021
Loss on equity investments	$(528)	$(716)
Bank fees and financing charges	(122)	(97)
Other	—	(17)
Total	$(650)	$(830)

Interest income, net

	Nine months ended September 30,
	2022	2021	Inc/(Dec)
Interest income, net	$159	$31	$128

Interest income, net increased as a result of increased interest rates and elimination of interest expense since the beginning of May 2022.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents, excluding restricted cash, of $49,429, total current assets of $55,181, total current liabilities of $10,984 and positive working capital of $44,197, compared to a positive working capital of $89,152 as of December 31, 2021.  We have performed an assessment of our ability to continue as a going concern. As of the date of the report, we believes that our Company has sufficient liquidity to fund operations for the next twelve months. Our liquidity projections and actual performance through issuance relies heavily on the success and profitability of our re-opened XpresSpa locations, and tailored service offerings. In addition, our future liquidity relies on the market acceptance to our new travel, health and wellness brand, Treat, which has generated a net loss of $1,290 and $4,049, for the three and nine months ended September 30, 2022, respectively. Furthermore, because we rely heavily on international and domestic airplane travel, any such decrease in demand for travel could have a negative impact on the Company’s operations and liquidity.

On August 31, 2021, our board of directors initially authorized a stock repurchase program that permitted the purchase and repurchase of up to 15 million shares of our common stock through September 15, 2022. In May 2022, the Board increased the share repurchase program by an additional 10 million shares and extended its effectiveness through September 15, 2023. Under the new stock repurchase program, management has discretion in determining the conditions under which shares may be purchased from time to time. The program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Under the program, we purchased and retired 19,526,706 shares for $23,789 during the nine months ended September 30, 2022.

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

A reconciliation of operating income (loss) from operations presented in accordance with GAAP for the three and nine month periods ended September 30, 2022 and 2021 to Adjusted EBITDA is presented in the table below.

Q3 2022 Results of Operations and Adjusted EBITDA

(Amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
Revenue:	2022	2021	2022	2021
Managed services fees	$—	$—	$—	$16,843
Patient service revenue	4,607	25,351	31,728	25,351
Services	4,924	1,158	13,488	1,761
Products	542	258	1,308	402
Hyperpointe Services	659	—	1,853	—
Other	4	—	4	14
Total revenue	10,736	26,767	48,381	44,371

Cost of sales
Labor	5,222	4,277	16,161	7,419
Occupancy	1,082	587	3,412	1,511
Product and other operating costs	3,035	8,798	17,170	16,592
Total cost of sales	9,339	13,662	36,743	25,522
Depreciation and amortization	1,564	852	4,329	2,542
Impairment of long-lived assets	677	—	677	—
Loss on disposal of assets, net	325	—	273	22
Impairment of operating lease right-of-use assets	38	—	38	—
General and administrative	6,447	5,196	24,193	14,350
Total operating expense	18,390	19,710	66,253	42,436
(Loss) income from operations	(7,654)	7,057	(17,872)	1,935
Interest income, net	114	6	159	31
Other non-operating expense, net	(136)	(381)	(650)	(830)
(Loss) income before income taxes	(7,676)	6,682	(18,363)	1,136
Income tax expense	(3)	(87)	(5)	(79)
Net (loss) income	(7,679)	6,595	(18,368)	1,057
Net loss (income) attributable to noncontrolling interests	500	(998)	(1,012)	(983)
Net (loss) income attributable to common shareholders	$(7,179)	$5,597	$(19,380)	$74

(Loss) income from operations	$(7,654)	$7,057	$(17,872)	$1,935
Add back:
Depreciation and amortization	1,564	852	4,329	2,542
Impairment of long-lived assets	677	—	677	—
Loss on disposal of assets, net	325	—	273	22
Impairment of operating lease right-of-use assets	38	—	38	—
Stock-based compensation expense	483	790	3,346	2,123
Adjusted EBITDA	$(4,567)	$8,699	$(9,209)	$6,622

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

As of September 30, 2022, our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our management’s evaluation as of December 31, 2019 identified a material weakness in our internal control over financial reporting. Based on our evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022,  to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding this conclusion, management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows in conformity with GAAP.

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

Following identification of this control deficiency, commenced remediation efforts by implementing modifications to better ensure that the Company has appropriate and timely reviews on all financial reporting analysis. The material weakness in our internal control over financial reporting will not be considered remediated until these modifications are implemented, in operation for a sufficient period of time, tested, and concluded by management to be designed and operating effectively. In addition, as we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify our remediation plan. Management is testing and evaluating the implementation of these modifications during 2022 to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material misstatement in the Company’s financial statements.

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

Changes in Internal Control over Financial Reporting

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2022, due to a material weakness in our internal control over our financial close and reporting process, which was discovered in 2019, still remaining unmitigated. Management continues to conclude that as of September 30, 2022 we still did not have a sufficient complement of corporate personnel with appropriate levels of accounting and controls knowledge and experience commensurate with our financial reporting requirements to appropriately analyze, record and disclose accounting matters completely and accurately. As a result of this evaluation, we also selectively used outside consultants who possessed the appropriate levels of accounting and controls knowledge to appropriately analyze, record, and disclose accounting matters completely and accurately.

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.1

Certificate of Elimination of Series A Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock and Series F Convertible Preferred Stock, as filed with the Secretary of State of the State of Delaware, effective on October 24, 2022 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 24, 2022)

3.2

Amended and Restated Certificate of Incorporation of XWELL, Inc., effective on October 25, 2022 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on October 24, 2022)

3.3	Fourth Amended and Restated Bylaws of the Company, effective as of October 25, 2022 (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed with the SEC on October 24, 2022)

10.1†	XWELL, Inc. 2020 Equity Incentive Plan, as amended October 4, 2022 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed with the SEC on October 25, 2022)

10.2†*	Executive Employment Agreement dated January 9, 2022, between the Company and Ezra T. Ernst

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Management contract.
*	Filed herewith.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XWELL, Inc.

Date:	November 14, 2022	By:	/s/ Scott R Milford
Scott R. Milford
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2022	By:	/s/ Omar A. Haynes
Omar A. Haynes
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)