Form 10-K
period 2022-12-31
XWELL, Inc.
filed 2023-04-17
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Registrant’s telephone number, including area code: (212)-750-9595

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. o

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ⌧

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of June 30, 2022, the last business day of the registrant’s most recently completed second quarter, was $65,798,587 computed by reference to the closing sale price of $0.69 per share on the Nasdaq Stock Market LLC on June 30, 2022.

As of April 14, 2023, 83,418,535 shares of the registrant’s common stock are outstanding.

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

These risks and uncertainties, many of which are beyond our control, include, but are not limited to, the following:

●the adverse effects of public health epidemics, similar to the coronavirus outbreak, on our business, results of operations and financial condition;
●our previously identified material weakness related to our internal control over financial reporting, which remains unremediated as of the date of this report;
●our ability to develop and offer new products and services.
●our ability to effectively deploy our available cash resources, as well as our ability raise additional capital to fund our operations and business plan, to the extent necessary;
●general economic conditions and level of consumer and corporate spending on health, wellness and travel;
●our ability to secure new locations, maintain XpresSpa and CDC Biosurveillance testing locations, and ensure continued customer traffic at those locations;
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
●the discontinuance of emergency use authorization (“EUA”) policies that could impact our business
●lawsuits, claims, and investigations that may be filed against us and other events that may adversely affect our reputation; and
●our ability to protect and maintain our intellectual property.

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

All references in this Annual Report on Form 10-K to “we,” “us” and “our” refer to XWELL, Inc. (prior to October 25, 2022 known as “XpresSpa Group, Inc.” and prior to January 5, 2018, known as “FORM Holdings Corp.”), a Delaware corporation, and its consolidated subsidiaries unless the context requires otherwise.

PART I

ITEM 1. BUSINESS

Overview

XWELL, Inc., (formerly known as  XpresSpa Group, Inc.) (“XWELL”) is a global travel health and wellness services holding companies. XWELL currently has four reportable operating segments: XpresSpa®, XpresCheck®, Treat™ and Hyperpointe™.

XWELL’s subsidiary, XpresSpa Holdings, LLC (“XpresSpa”) has been a global airport retailer of spa services through its XpresSpa spa locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products.

Following a non-essential closure of all spas during the COVID-19 pandemic, XpresSpa reopened 25 domestic locations and operated nine international locations as of December 31, 2022 as described under “Recent Developments - XpresSpa Spa Services” below.

Following the temporary closure of all global XpresSpa locations due to the categorization by local jurisdictions of the spa locations as “non-essential services” in connection with the outbreak of COVID-19, we launched our XpresCheck® segment through XWELL’s subsidiary XpresTest, Inc. (“XpresCheck” or “XpresTest”).The XpresCheck Wellness Centers offered COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents during the pandemic.

At one point, XpresCheck had 15 locations open in 12 airports across the United States.  Following the relaxation of testing requirements by the US and other countries in 2022, XpresCheck locations began to close.  As of March 31, 2023, all XpresCheck locations have been closed except for one location serving our military forces being stationed overseas and flying out of of Seattle, WA.

Treat, which is operating through XWELL’s subsidiary Treat, Inc. (“Treat”) launched in 2021 as our travel, health and wellness brand transforming the way we provide care to our customers through a suite of health and wellness services supported by an integrated digital platform and a relevant retail offering to the traveling public.

Treat’s on-site centers (currently located in JFK International Airport, and in Salt Lake City International Airport) provide access to health and wellness services for travelers. Our teams provide travel-related diagnostic testing for virus, cold, flu and other illnesses as well as hydration therapy, IV drips, and vitamin injections. Travelers can purchase time blocks to use our wellness rooms to engage in interactive services like self-guided yoga, meditation and low impact weight exercises or to relax and unplug from the hectic pace of the airport and renew themselves before or after their trip.

Treat offers a website (www.treat.com) and mobile app to complement the offering with relevant health and wellness content designed to help people on the go with information that could impact their travel. The platform provides travelers access to a comprehensive online marketplace of services including global illness tracker tools such as the COVID-19 Requirements Map and a scheduler to arrange for direct care at one of our on-site locations.

XWELL’s subsidiary, gcg Connect, LLC, operating as HyperPointe segment, which was acquired in January 2022, provides direct to business marketing support across a number of health and health-related channels.  From the creation of marketing campaigns for the pharmaceutical industry, to learning management systems to website and health related content creation, HyperPointe is a complementary service provider to XWELL’s health-focused brands as well as prodiving the majority of services to the external community.

Although we recognize four segments of business, our strategy for the future is to create and leverage a fully integrated set of products and services that are both profitable and scalable across our portfolio of brands. Additionally, we are expanding our retail strategy, not only adding more products for sale but aligning those products more efficiently to our service offerings. This product strategy includes, for example, adding muscle relaxation patches to a neck or back massage to continue treatment after the delivery of the service.

We also plan to build our capability for delivering health and wellness services outside of the airport. We believe operating outside of the airport complements our offering and represents the fastest way to scale the XWELL family of brands.

We will be looking to further expand internationally. With international travel slowly returning to pre-pandemic levels, we continue to be opportunistic in our approach, by taking advantage of the current market to growth. We believe a strategy for international expansion further advances our ability to expand our other brands including biosurveillance outside of the US.

These strategic imperatives will be accomplished through development of an infrastructure specifically focused on enabling scalable and efficient growth.

Recent Developments

XpresCheck Wellness Centers Transition to CDC Biosurveillance Testing Centers

During 2022, as countries continued to relax their testing requirements resulting in a rapid decline of testing volumes at the XpresCheck locations, all of the Company XpresCheck locations were closed except for one location in Seattle that services the military.

XpresCheck began conducting biosurveillance monitoring with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo in 2021 and on January 31, 2022, we announced the extension of our initial program, bringing the total contract to $5.6 million. Approximately $4.0 million and $1.6 million were recognized in 2022 and 2021, respectively. As of August 2022, the program was renewed in partnership with Ginkgo BioWorks. A new two-year contract was initiated which represents approximately $7.3 million in revenue (for the first year) for the XpresTest segment. Funding for the second year is anticipated but has not been confirmed at this time.

XpresSpa Spa Services

There are currently 25 operating XpresSpa domestic locations. During 2022, the Company sold one location in Austin-Bergstrom International Airport to its franchisee which now operates both locations at this airport. As the Company continues to monitor fluctuating airport volumes, the Company will  also continue to review operating hours to optimize revenue opportunity.

The Company also has 10 international locations operating, including 2 XpresSpa locations in Dubai International Airport in the United Arab Emirates, 3 XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands and 5 XpresSpa locations in Istanbul Airport in Turkey.We had signed for 5 locations at Istanbul Airport in Turkey of which 4 of them opened during the fourth quarter of 2022, and we opened the remaining one location in January 2023.

Treat

Throughout 2022, our Treat brand opened new locations in Phoenix Sky Harbor (pre-security) and Salt Lake City International Airport. With respect to these locations in Phoenix and Salt Lake City, agreements had already been executed with the aiports and the decision was made to convert these locations to Treat.

By the third quarter of 2022, it became clear that the Treat business was underperforming and as a result, we began to retool the offerings within the Treat locations by providing additional retail as part of our retail strategy expansion as well as lay the foundation to bring more spa-like services into the Treat location in an attempt to unify our core offering.

By the fourth quarter of 2022, the decision was made to close the pre-security Treat location at Phoenix Sky Harbor Airport.  As of March 31, 2023, the Treat brand operates 2 locations (JFK International Airport and Salt Lake City

International Airport).  These remaining Treat locations offer a full retail product offering and a suite of wellness and spa services.

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

In 2021, the Company repurchased and redeemed 4,702,072 shares at average cost of $1.66 per share, for a total of $7.8 million. During 2022, the Company continued to execute on its share repurchase program, repurchasing and retiring 19,526,706 shares at an average cost of $1.22 per share, for a total of $23.8 million. As of December 31, 2022, the Company was permitted to repurchase an additional 0.8 million shares under this program.

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

Terms of the transaction were $7.1 million in cash, and $0.9 million in common stock, offset by the settlement of intercompany accounts payable of $0.8 million, as well as potential additional earn-out payments of up to $7.5 million over a three-year timeframe based upon future performance; these earn-out payments may be satisfied in cash or common stock or a combination thereof subject to various terms and conditions.

HyperPointe currently operates as a stand-alone entity within XWELL’s corporate structure. Ezra Ernst, the current Chief Executive Officer (“CEO”) of HyperPointe, also serves as CEO of XpresCheck, reporting to Scott Milford, XWELL’s CEO. Mr. Ernst is spearheading efforts to further integrate XpresCheck’s biosurveillance screening and testing business with HyperPointe’s customer experience management technology and data management know how in the healthcare and pharmaceutical verticals to further drive new revenue opportunities.

Our Strategy and Outlook

We believe that our company is well positioned to benefit from consumers’ growing interest and pent-up demand in travel health and wellness and increasing demand for health and wellness related services and products. Our go-forward plan includes the expansion and integration of products and services across our four brands; the right-sizing of our existing airport portfolio to a leaner and more profitable business; the execution of an ‘off-airport’ strategy through acquisition to deliver more products and services,which will serve as a catalyst for our future growth; the implementation of an international expansion plan; and ensuring we can scale our growth in a responsible way that drives shareholder value.  Through right-sizing our existing business, optimizing our cost structure and making acqiuisitions that further leverage the strength of our brand portfolio, XWELL is positioning itself for both financial and operational growth now and in the future.

Impairment

We completed an assessment of our property and equipment, operating lease right of use assets and intangible assets for impairment as of December 31, 2022. Based upon the results of the impairment test, we recorded an impairment expense related to property and equipment, intangible assets, and operating lease right of use assets of $4.6 million, $0.1 million, and $1.1 million, respectively, during the year ended December 31, 2022, which is included in Impairment of long-lived assets and Impairment of operating lease right-of-use assets in our consolidated statements of operations and comprehensive income (loss). The expense was primarily related to the impairment of leasehold improvements made to our Treat, XpresCheck and Spa locations and its operating lease right of use assets where management determined that the locations discounted future cash flows were not sufficient to recover the carrying value of these assets over the remaining lease term. We also impaired intangible assets pertaining to our Treat and XpresTest segments.

In 2021 we recorded an impairment expense of approximately $68K and $747K related to property and equipment,  and operating lease right of use assets, respectively, which is included in Impairment of long-lived assets and Impairment of operating lease right-of-use assets in our consolidated statements of operations and comprehensive loss as of December 31, 2021. This expense was related to the impairment of the XpresSpa trademarks, where management determined that in light of the effect of the COVID-19 pandemic, the XpresSpa brand’s discounted future cash flows were not sufficient to recover the carrying value of these assets.

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

Competition

Our domestic units operate within many of the largest and most heavily trafficked airports in the United States. The balance of the domestic market is highly fragmented and is represented largely by small, privately-owned entities.  The largest domestic competitor operated 21 locations in 11 airports in the United States.

Our Market

Airport retailers differ significantly from traditional retailers. Unlike traditional retailers, airport retailers benefit from a steady and largely predictable flow of traffic from a constantly changing customer base. Airport retailers also benefit from “dwell time,” the period after travelers have passed through airport security and before they board an aircraft. For over 21 years, increased security requirements have led travelers to spend more time at the airport. In addition, in anticipation of the long and often stressful security lines, travelers allow for more time to get through security and, as a result, often experience increased downtime prior to boarding.  XWELL is uniquely positioned to address this gap focusing on an expedient experience that still allows its customers to escape the hectic confines of the airport.

We believe that XWELL is well positioned to benefit from consumers’ growing interest in health and wellness and increasing demand for products and services designed to improve overall health and well-being.

In addition, a confluence of microeconomic events has created favorable conditions for the expansion of retail concepts at airports, in particular, retail concepts that attract higher spending from air travelers. Post COVID consumer preferences have changed considerably and passengers are looking for unique products that can address their overall well-being while they travel and beyond.  For this reason, XWELL has made significant investments in a new retail offering that addresses this growing consumer demand.  Further, as more and more airports exchange services for more traditional food and beverage providers, XWELL is positioned to take advantage of passenger demand for more healthy and bio-nutrient rich snack and food offerings as part of its grab and go strategy.

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

Equally as important to the industry growth is XWELL’s flexible, valuable and desirable retail format and footprint within the airport retail segment. XWELL historically opened multiple locations annually, which have ranged in size from 200 square feet to 2,600 square feet, with a typical size of approximately 800 square feet. XWELL has been able to adapt its operating model to almost any size location available in space constrained airports. This increased flexibility compared to other retail concepts has allowed, and will continue to allow XWELL to operate multiple stores within an airport, including in some cases for different concepts.

XWEL is pursuing new locations at airports and terminals around the country. Historically, XpresSpa has won the majority of all requests for proposal (“RFP”) in which it has participated.

Our new concept envisions delivering expedient wellness care, through technology and services, accessed at on-site airport wellness centers as well as outside of airports.  We expect this travel health and wellness brand to expand our relevant market well beyond the flying passengers of the airports, in which we have a physical presence, and into off-airport locations which are able to conveniently provide a fully integrated set of health and wellness services that can be adapted locally for people on the go .  We also believe these offerings will be more relevant products and services and hence consumed by a greater portion of our target population.

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

Employees

As of March 24, 2023, we had approximately 382 full-time and 101 part-time employees of XWELL. We consider our relationships with our employees to be good.

Corporate Information

Our common stock, par value $0.01 per share, which was previously listed since January 8, 2018 under the trading symbol “XSPA” on the Nasdaq Capital Market, has been listed under the trading symbol “XWELL” since October 25, 2022. Our principal executive offices are located at 254 West 31st Street, 11th Floor, New York, New York 10001. Our telephone number is (212) 309-7549 and our website address is www.xwell.com. We also operate the websites www.xpresspa.com, www.treat.com and www.xprescheck.com.

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

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations and the trading price of our common stock could be materially adversely affected by any of the following risks as well as the other risks highlighted elsewhere in this Annual Report on Form 10-K. Although this section discusses all of the material risks currently known to us, additional risks and uncertainties not presently known to us or that we currently deem immaterial also may materially affect our business, financial condition and results of operations.

Risk Factor Summary

Risks Related to our Financial Condition and Capital Requirements

●	Despite the closure of most of our XpresCheck locations, the unpredictability regarding the continued spread of COVID-19 throughout the United States and worldwide may continue to adversely affect our business operations, employee availability, financial condition, liquidity and cash flow for an extended period of time.
●	We may be unable to remediate the material weaknesses in our internal control over financial reporting that we identified, or otherwise to maintain effective internal control over financial reporting.
●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
●	Global economic and market conditions may adversely affect our business, financial condition and operating results.
●	Increasing inflation could adversely affect our business, financial condition, results of operations or cash flows.
●	Our business requires substantial capital expenditures and we may not have access to the capital required to maintain and grow our operations.

Risks Related to our Business Operations

●	We may be unable to successfully secure new locations for, or transition our existing spa facilities or any disputes relating to improper handling, storage or disposal of the potentially hazardous materials, chemicals and patient samples in our XpresCheck diagnostic testing and vaccination business could be time consuming and costly.
●	Changes in laws and regulations to which our business is subject, or failure to comply with existing or future laws and regulations, could result in increased costs and the imposition of fines or penalties.
●	Changes in the way that the FDA regulates COVID-19 tests and other diagonistic tests could result in additional expenses in offering tests and would affect the profitability of our Treat and XpresCheck businesses.
●	We depend on third parties to provide services critical to our XpresCheck busines and we would be adversely impacted by their failure to comply with applicable laws and regulations or breaches of their information technology systems.
●	Our business operations may be materially impaired if we do not comply with privacy laws or information security policies, including laws protecting health information and personal data.
●	Hardware and software failures or delays in our information technology systems or payment systems could disrupt our operations and cause the loss of confidential information, customers and business opportunities.
●	Delays in the processing of special permits, applications and licenses by state and federal departments may result in contractual delays.
●	Our capital expenditures for Treat may not generate a positive return and we will incur significant additional costs.
●	We rely on international and domestic airplane travel, and the time that airline passengers spend in United States airports post-security.
●	We rely on a limited number of distributors and suppliers for certain of our products, and events outside our control may disrupt our supply chain and ultimately cause us to lose our concessions.
●	Our operating results may fluctuate significantly due to factors beyond our control.
●	Our expansion into new airports or off-airport locations may present increased risks due to our unfamiliarity with those areas.
●	We may not be able to execute our growth strategy to expand and integrate new concessions or future acquisitions into our business or remodel existing concessions.
●	If the estimates and assumptions we use to determine the size of our market are inaccurate, our future growth rate may be impacted.
●	We currently rely on a skilled, licensed labor force to provide services, and the supply of this labor force is finite.

●	Unionization of our labor force or continued minimum wage increases could increase our cost of labor.
●	We compete for new locations in airports and may not be able to secure new locations.
●	We may not be able to predict accurately or fulfill customer preferences or demands.
●	Our leases may be terminated, either for convenience by the landlord or as a result of a default.
●	Our ability to operate depends on the traffic patterns of the terminals in which we operate.
●	We are dependent on our local partners.
●	Failure to comply with minimum airport concession disadvantaged business enterprise participation goals and requirements could lead to lost business opportunities or the loss of existing business.
●	If we are unable to protect our customers’ credit card data and other personal information, we could be exposed to data loss, litigation and liability, and our reputation could be significantly harmed.
●	Negative social media regarding XpresSpa, XpresCheck, Treat and Hyperpointe could result in decreased revenues and impact our ability to recruit workers.
●	We source, develop and sell products that may result in product liability defense costs and product liability payments.
●	We may fail or be unable to protect our patents, trademarks or other proprietary rights we use.
●	We and our subsidiaries have been, are, and may become involved in litigation that could divert management’s attention and harm our businesses.
●	Our future acquisitions or business opportunities, could involve unknown risks that could harm our business and adversely affect our financial condition and results of operations.
●	Laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our XpresCheck and Treat businesses, and the failure to comply with such laws could subject us to penalties or require a restructuring of our business.

Risks Related to Capital Stock

●	The market price of our common stock historically has been and likely will continue to be highly volatile, and our common stock has historically traded in low volumes.
●	Future sales of our shares of common stock or the exercise of a substantial number of warrants or options could cause the market price of our common stock to drop significantly, even if our business is otherwise performing well.
●	We have no current plans to pay dividends on our common stock, and our investors may not receive funds without selling their stock.
●	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

Risks Related to our Financial Condition and Capital Requirements

The unpredictability regarding the continued spread of COVID-19 throughout the United States and worldwide, may continue to adversely affect our business operations, employee availability, financial condition, liquidity and cash flow for an extended period of time.

The unpredictability of the COVID-19 pandemic continues to have an impact on the global economy, and may continue to manifest in rapidly changing market and economic conditions. Similar to many businesses in the travel sector, our business was and may continue to be materially adversely impacted by the COVID-19 pandemic due to the restrictions on travel that have been implemented, and which may be reimplemented, from time to time. Effective March 24, 2020, we temporarily closed all global spa locations, largely due to the categorization of our spa locations by local jurisdictions as “non-essential services” in connection with the outbreak of COVID-19. This initially created a materially adverse impact on our cash flows from operations and caused a liquidity crisis, and continues to adversely affect our spa business even as we have gradually re-opened many of our spa locations. The continuing impact of COVID-19 on our spa business, and as our result financial results, liquidity and cash flows, depends on future developments, including new information that may emerge concerning future variants, the severity of those variants and action taken to contain or prevent further spread within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. It is impossible to predict the effect and ultimate impact of the future spread of COVID-19 as the situation continues to evolve.  Even as travel and other activities return to normalized, pre-pandemic levels, the ongoing development and evolution of the COVID-19 pandemic continues, and we expect there will continue to be significant and material disruptions to our operations, which will have a material adverse effect on our business, financial condition and results of operations.

In connection with the preparation of our annual financial statements for the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting, and that weakness has not been fully remediated as of December 31, 2022. Any continuing failure to maintain effective internal control over financial reporting could have a material adverse effect on our results of operations and financial position.

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

We are currently still considering the full extent of, and implementing, procedures to implement in order to remediate the material weakness described above. Our preliminary remediation plan, complemented by our existing outsourced internal audit procedures, includes implementing a more robust review process, an increase in the supervision and monitoring of the financial reporting processes and our accounting personnel, and implementing better controls over calculations, analysis and conclusions associated with non-routine transactions at a more precise level. Moreover, we hired a corporate controller in March 2021 and are actively seeking a permanent chief financial officer, and such individuals are critical to the implementation of such procedures.  However, notwithstanding this remediation plan, and the steps taken in fiscal year 2021 and 2022, management concluded that the control deficiency continued to represent a material weakness and accordingly our internal control over financial reporting was not effective as of December 31, 2022.

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

As of December 31, 2022, our estimated aggregate total net operating loss carryforwards (“NOLs”) were $150.9 million for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $75.0 million for U.S. federal purposes with an indefinite life due to new regulations in the Tax Cuts and Jobs Act of 2017. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain stockholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Additionally, the Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, our ability to utilize all such NOL and credit carryforwards may be limited. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

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

The development of our new branding concept in the travel health and wellness space, as well as maintaining and expanding our operations in our existing and new locations, are all capital intensive activities. Specifically, the construction, redesign and maintenance of our locations in airport terminals where we operate, technology costs, and compliance with applicable laws and regulations require substantial capital expenditures. Moreover, the creation of a digital platform in the travel health and wellness space will take substantial capital resources.  In connection with all of the foregoing, we will require significant capital to fund our operations and respond to potential strategic opportunities, such as investments, acquisitions and expansions.

Since mid-2020, we have been able to obtain additional capital through access to the equity markets, selling our common stock and warrants.  While we have mitigated the cash crisis we faced in the first half of 2020, throughout our operating history prior to the successful launch of our XpresCheck business, we did not generate sufficient cash from operations to fund new store development.  Accordingly, we will be dependent upon managing and effectively deploying our existing cash resources and may require additional funding to fully realize the design and implementation of our travel health and wellness concept.  If and to the extent we determine it is necessary or desirable, we may not be able to obtain such additional financing, through equity capital when needed, on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock.  Moreover, our ability to raise additional equity capital will be constrained because of our relatively low stock price, and we may need to undertake a reverse stock split in the near future to maintain our Nasdaq listing and flexibility in access to the equity capital markets. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our business plans. Any such financing that we undertake will likely be dilutive to our current stockholders.

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

Risks Related to our Business Operations

We use potentially hazardous materials, chemicals and patient samples in our Treat business and in ourXpresCheck diagnostic testing and biosurveillance business and any disputes relating to improper handling, storage or disposal of these materials could be time consuming and costly.

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

Our XpresCheck diagnostic testing and vaccination business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), or those of Medicare, Medicaid or other national, state or local agencies in the U.S. and other countries where we operate laboratories.

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

U.S. Food and Drug Administration (“FDA”) regulation of diagnostic products could result in increased costs and the imposition of fines or penalties, and could have a material adverse effect upon our business.

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

If we fail to comply with the complex federal, state, local and foreign laws and regulations that apply to all of our businesses, we could suffer severe consequences that could materially and adversely affect our operating results and financial condition.

Our XpresCheck operations are subject to extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among other things:

●	CLIA, which requires that laboratories obtain certification from the federal government, and state licensure laws;
●	FDA laws and regulations;

●

HIPAA, which imposes comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions, and amendments to HIPAA under the HITECH, which strengthen and expand HIPAA privacy and security compliance requirements, increase penalties for violators, extend enforcement authority to state attorneys general and impose requirements for breach notification;

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

Historically, the FDA has exercised enforcement discretion with respect to most laboratory-developed tests (“LDTs”) and has not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). In recent years, however, the FDA publicly announced its intention to regulate certain LDTs and issued two draft guidance documents that set forth a proposed phased-in risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. However, these guidance documents were withdrawn at the end of the Obama administration and replaced by an informal discussion paper reflecting some of the feedback that FDA had received on LDT regulation. The FDA acknowledged that the discussion paper in January 2017 does not represent the formal position of the FDA and is not enforceable. Nevertheless, the FDA wanted to share its synthesis of the feedback that it had received in the hope that it might advance public discussion on future LDT oversight. Notwithstanding the discussion paper, the FDA continues to exercise enforcement discretion and may decide to regulate certain LDTs on a case-by-case basis at any time, which could result in additional expense in offering tests. Until the FDA finalizes its regulatory position regarding LDTs, or other legislation is passed reforming the federal government’s regulation of LDTs, it is unknown how the FDA may regulate tests we use in the future and what testing and data may be required to support any required clearance or approval.

We depend on third parties to provide services critical to our Treat business and our XpresCheck diagnostic testing and biosurveillance business, and we depend on them to comply with applicable laws and regulations. Additionally, any breaches of the information technology systems of third parties could have a material adverse effect on our operations.

We depend on third parties to provide services critical to our Treat business and our XpresCheck diagnostic testing and biosurveillance business, including supplies, ground and air transport of clinical and diagnostic testing supplies and specimens, research products, and people, among other services. Third parties that provide services to us are subject to similar risks related to security of customer-related information and compliance with U.S., state, local, or international environmental, health and safety, and privacy and security laws and regulations as those faced by us. Any failure by third parties to comply with applicable laws, or any failure of third parties to provide services more generally, could have a material impact on us, whether because of the loss of the ability to receive services from the third parties, our legal liability for the actions or inactions of third parties, or otherwise. In addition, third parties to whom we outsource certain services or functions may process personal data, or other confidential information belonging to us. A breach or attack affecting these third parties could also harm our business, results of operations and reputation.

Our business operations and reputation may be materially impaired if we do not comply with privacy laws or information security policies.

We collect, generate, process or maintain sensitive information, such as patient data and other personal information. If we do not use or adequately safeguard that information in compliance with applicable requirements under federal, state and international laws, or if it were disclosed to persons or entities that should not have access to it, our business could be materially impaired, our reputation could suffer and we could be subject to fines, penalties and litigation. In the event of a data security breach, we may be subject to notification obligations, litigation and governmental investigation or sanctions, and may suffer reputational damage, which could have an adverse impact on our business.  For example, in 2021, there were two HIPAA breaches that were reported to the U.S. Department Health and Human Services, concerning our JFK International Airport and Salt Lake City International Airport XpresCheck locations, after which the team reinforced HIPAA training and counseled the responsible individuals.

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

IT systems are used extensively in virtually all aspects of our business, including clinical testing, test reporting, billing, customer service, logistics and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. A failure or delay in our IT systems could impede our ability to serve our customers and patients and protect their confidential personal data. Despite redundancy and backup measures and precautions that we have implemented, our IT systems may be vulnerable to damage, disruptions and shutdown from a variety of sources, including telecommunications or network failures, system conversion or standardization initiatives, human acts and natural disasters. These issues can also arise as a result from failures by third parties with whom we do business and for which we have limited control. Any disruption or failure of our IT systems could have a material impact on our ability to serve our customers and patients, including negatively affecting our reputation in the marketplace.

We must comply with complex and overlapping laws protecting the privacy and security of health information and personal data.

There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. Under the administrative simplification provisions of HIPAA, the U.S. Department of Health and Human Services has issued regulations which establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the privacy and security of PHI used or disclosed by healthcare providers and other covered entities.

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

These laws contain significant fines and other penalties for wrongful use or disclosure of PHI. Given the complexity of HIPAA and HITECH and their overlap with state privacy and security laws, and the fact that these laws are rapidly evolving and are subject to changing and potentially conflicting interpretation, our ability to comply with the HIPAA, HITECH and state privacy requirements is uncertain and the costs of compliance are significant. Adding to the complexity is that our operations are currently evolving and the requirements of these laws will apply differently depending on such things as whether or not we bill electronically for our services, or provide services involving the use or disclosure of PHI and incur compliance obligations as a business associate. The costs of complying with any changes to HIPAA, HITECH and state privacy restrictions may have a negative impact on our operations. Noncompliance could subject us to criminal penalties, civil sanctions and significant monetary penalties as well as reputational damage.

We also are required to collect and maintain personal information about our employees as well as receive and transfer certain payment information, to accept payments from our customers, including credit card information. Most states have adopted laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Activities outside of the United States implicate local and national data protection standards, impose additional compliance requirements, and generate additional risks of enforcement for non-compliance. The collection and use of such information may be subject to contractual obligations as well. If the security and information systems that we or our outsourced third-party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with these laws, regulations, and contractual obligations, we could face litigation and the imposition of penalties that could adversely affect our financial performance.

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

Our capital expenditures in the Treat locations may not generate a positive return and we will incur significant additional costs.

Our capital expenditures may not generate a positive return. Significant capital expenditures will be required to construct new Treat wellness centers or renovate our existing spa facilities to accommodate our proposed new business model. No assurance can be given that our future capital expenditures will generate a positive return or that we will have adequate capital available to finance such construction or renovations. If we are unable to, or elect not to, pay for costs associated with such construction or renovations, our competitive position could be harmed. These developments, and others that are difficult or impossible to predict, could materially impact our business, financial results, cash flows, and financial position.

We rely on international and domestic airplane travel, and the time that airline passengers spend in United States airports post-security. A decrease in the desire of customers to buy spa services and products, or decreased time spent in airports would negatively impact our operations.

We depend upon a large number of airplane travelers with the propensity for health and wellness, and in particular spa treatments and products, spending significant time post-security clearance check points.

The number of airline travelers has been extremely volatile since the onset of COVID-19 in March 2020.  If the time that these travelers spend post-security decreases, and/or if travelers’ ability or willingness to pay for our products and services diminishes, this could have an adverse effect on our growth, business activities, cash flow, financial condition and results of operations. Some reasons for these events could include:

●	the impact of a public health epidemic or pandemic, including COVID-19, which has interfered and may continue to interfere with our ability, or the ability of our employees, workers, contractors, suppliers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. A public health epidemic or pandemic, including COVID-19, poses the risk of disruptions from the temporary closure of third-party suppliers and manufacturers, restrictions on the shipment of our products, restrictions on our employees' and other service providers' ability to travel, the decreased willingness or ability of our customers to travel or to utilize our services and shutdowns that may be requested or mandated by governmental authorities. The extent to which COVID-19 will continue to impact our results will depend on future developments related to the virus and its spread, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others;
●	terrorist activities (including cyber-attacks) impacting either domestic or international travel through airports where we operate, causing fear of flying, flight cancellations, or an economic downturn, fears of war or actual conflicts, such as the Russian invasion of Ukraine, civil unrest, terrorism or violence or any other events of a similar nature, even if not directly affecting the airline industry, may lead to a significant reduction in the number of airline passengers;
●	a decrease in business spending that impacts business travel, such as a recession;
●	a decrease in consumer spending that impacts leisure travel, such as a recession or a stock market downturn or a change in consumer lending regulations impacting available credit for leisure travel;
●	an increase in airfare prices that impacts the willingness of air travelers to fly, such as an increase in oil prices or heightened taxation from federal or other aviation authorities;
●	severe weather, ash clouds, airport closures, natural disasters, strikes or accidents (airplane or otherwise), causing travelers to decrease the amount that they fly and any of these events, or any other event of a similar nature, even if not directly affecting the airline industry, may lead to a significant reduction in the number of airline passengers;
●	as to our spa business, scientific studies that malign the use of spa services or the products used in spa services, such as the impact of certain chemicals and procedures on health and wellness; or
●	streamlined security screening checkpoints, which could decrease the wait time at checkpoints and therefore the time air travelers budget for spending time at the airport.

Further, any disruption to, or suspension of services provided by airlines and the travel industry as a result of financial difficulties, labor disputes, construction work, increased security, changes to regulations governing airlines, mergers and acquisitions in the airline industry, higher fuel prices and challenging economic conditions causing airlines to reduce flight schedules or increase the price of airline tickets could negatively affect the number of airline passengers.

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

We rely on a small number of suppliers for our products. As a result, these suppliers may have increased bargaining power and we may be required to accept less favorable purchasing terms. In the event of a dispute with a supplier, the delivery of a significant amount of merchandise may be delayed or cancelled, or we may be forced to purchase merchandise from other suppliers on less favorable terms. Such events could cause turnover to fall or costs to increase, adversely affecting our business, financial condition and results of operations. In particular, we have publicized our sale of certain brands of products in our stores – our failure to sell these brands may adversely affect our business.

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

Our operating results may fluctuate from period to period significantly because of numerous factors, including:

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

Our operating results may fluctuate significantly as a result of the factors discussed above. Accordingly, results for any period are not necessarily indicative of results to be expected for any other period or for any year.

Our expansion into new airports or off-airport locations, and to the online marketplace, may present increased risks due to its unfamiliarity with those areas.

Our growth strategy depends upon transitioning to our travel health and wellness concept, which will expanding into markets (including an online presence) where have little or no meaningful operating experience. Those markets and locations may have demographic characteristics, consumer tastes and discretionary spending patterns that are different from those in the markets where our existing spa and testing operations are located. As a result, new airport terminal and/or off-airport operations may be less successful than existing concession locations in current airport terminals. We may find it more difficult in new markets to hire, motivate and keep qualified employees who can project its vision, passion and culture. We may also be unfamiliar with local laws, regulations and administrative procedures, including the procurement of spa services retail licenses, in new markets which could delay the build-out of new concession locations and prevent it from achieving its target revenues on a timely basis. Operations in new markets may also have lower average revenues or enplanements than in the markets where we currently operates. Operations in new markets may also take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby negatively affecting our results of operations.

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

In addition, we may encounter difficulties integrating expanded or new concessions or any acquisitions. Such expanded or new concessions or acquisitions, may not achieve anticipated turnover and earnings growth or synergies and cost savings. Delays in the commencement of new projects and the refurbishment of concessions can also affect our business. In addition, we will expend resources to remodel our concessions and may not be able to recoup these investments. A failure to grow successfully may materially adversely affect our business, financial condition and results of operations.

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

As of March 24, 2023, we had approximately 382 full-time and 101 part-time employees in its locations. Excluding some dedicated retail staff, the majority of these employees are licensed to perform spa services, and hold such licenses as masseuses, nail technicians, and aestheticians. The demand for these licensed technicians has been increasing as more consumers gravitate to health and wellness treatments such as spa services. We compete not only with other airport-based spa companies but with spa companies outside of the airport for this skilled labor force. In addition, all staff hired by us must pass the background checks and security clearances necessary to work in airport locations. If we are unable to attract and retain qualified staff to work in our airport locations, its ability to operate will be impacted negatively.

Our business is subject to various laws and regulations, and changes in such laws and regulations, or failure to comply with existing or future laws and regulations, could adversely affect us.

We are subject to various laws and regulations in the United States, Netherlands, Turkey, and United Arab Emirates that affect the operation of our concessions. The impact of current laws and regulations, the effect of changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, have an adverse impact on our results of operations.

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

Major players in labor organization, and in particular “Unite Here!” which represents approximately 45,000 employees in the airport concessions and airline catering industries, could target our locations for its unionization efforts. In the event of the successful unionization of all of our labor force, we would likely incur additional costs in the form of higher wages, more benefits such as vacation and sick leave, and potentially also higher health care insurance costs.

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

Our leases may be terminated, either for convenience by the landlord or as a result of a XpresSpa or Treat default.

We have store locations and kiosks in a number of airports in which the landlord, with prior written notice to us, can terminate our lease, including for convenience or as necessary for airport purposes or operations. If a landlord elects to terminate a lease at an airport, we may have to shut down one or more store locations at that airport.  In addition, we have received rent concessions from landlords on a majority of our airport location leases relating to our temporary closures in response to the COVID-19 pandemic, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals.

Additionally, our leases have numerous provisions governing the operation of our stores. Violation of one or more of these provisions, even unintentionally, may result in the landlord finding that we are in default of the lease. Violation of lease provisions may result in fines and, in some cases, termination of a lease.

Our ability to operate depends on the traffic patterns of the terminals in which we operate, and the cessation or disruption of air traveler traffic in these terminals would negatively impact XpresSpa’s and Treat’s addressable market.

We depend on a high volume of air travelers in its terminals. It is possible that a terminal in which we operate could become subject to a lower volume of air travelers, which would significantly impact traffic near and around our locations and therefore its total addressable market. Lower volume in a terminal could be caused by:

●	terminal construction that results in the temporary or permanent closure of a unit, or adversely impacts the volume or pattern of traffic flows within an airport;
●	an airline utilizing an airport in which we operate could abandon that airport or an individual terminal in favor of other airports or terminals, or because it is contracting operations; or
●	adverse weather conditions could cause damage to the terminal or airport in which we operate, resulting in the temporary or permanent closure of a unit.

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

Pursuant to ACDBE participation requirements, we are often required to meet, or use good faith efforts to meet, certain minimum ACDBE participation requirements when bidding on or submitting proposals for new concession contracts. If we are unable to find and/or partner with an appropriate ACDBE, we may lose opportunities to open new locations. In addition, a number of our existing leases contain minimum ACDBE participation requirements which require the ACDBE to own a significant portion of the business being operated under those leases. The level of ACDBE participation requirements may affect our profitability and/or its ability to meet financial forecasts.

Further, if we fail to comply with the minimum ACDBE participation requirements, we may be held responsible for a breach of contract, which could result in the termination of a lease and impairment of our ability to bid on or obtain future concession contracts. To the extent that our leases are terminated and we are required to shut down one or more store locations, there could be a material adverse impact to our business and results of operations.

Continued minimum wage increases could negatively impact our cost of labor.

An increase in the minimum wage could increase our cost of labor and have an adverse impact on our business, financial condition and results of operations.

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

Privacy protection is increasingly demanding, and the use of electronic payment methods and collection of other personal information, including order history, travel history and other preferences, exposes us to increased risk of privacy and/or security breaches as well as other risks. Our sales are by credit or debit cards. Additionally, we collect and store personal information from individuals, including our customers and employees.

In the future, we may experience security breaches in which credit and debit card information or other personal information is stolen. Although we use secure private networks to transmit confidential information, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit and debit card sales, and its security measures and those of technology vendors may not effectively prohibit others from obtaining improper access to this information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time, which may cause a breach to go undetected for an extensive period of time. Advances in computer and software capabilities, new tools, and other developments may increase the risk of such a breach. Further, the systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payments themselves, all of which can put electronic payment at risk, are determined and controlled by the payment card industry, not by us. In addition, contractors, or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent its security measures in order to misappropriate such information and may purposefully or inadvertently cause a breach involving such information. If a person is able to circumvent our security measures or those of third parties, he or she could destroy or steal valuable information or disrupt our operations. We may become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse effect on its business or results of operations. Further, adverse publicity resulting from these allegations could significantly harm its reputation and may have a material adverse effect on it. Although we carry cyber liability insurance to protect against these risks, there can be no assurance that such insurance will provide adequate levels of coverage against all potential claims.

Negative social media regarding XWELL, XpresSpa, Treat, XpresCheck or Hyperpointe could result in decreased revenues and impact our ability to recruit workers.

Our affinity among consumers is highly dependent on their positive feelings about our brands, our customer service and the range and quality of services and products that we offer. A negative customer experience that is posted to social media outlets and is distributed virally could tarnish XpresSpa’s, Treat’s, XpresCheck’s, or Hyperpointe’s brand and our customers may opt to no longer engage with that brand.

We employ people in multiple different jurisdictions, and the employment laws of those jurisdictions are subject to change. In addition, our services are regulated through government-issued operating licenses. Noncompliance with applicable laws could result in employee lawsuits or legal action taken by government authorities.

We must comply with a variety of employment and business practices laws across the United States, Netherlands, Turkey, and United Arab Emirates. We monitor the laws governing our activities, but in the event we do not become aware of a new regulation or fail to comply with a regulation, we could be subject to disciplinary action by governing bodies and potentially employee lawsuits.

We source, develop and sell products that may result in product liability defense costs and product liability payments.

Our products contain ingredients that are deemed to be safe by the United States Federal Drug Administration and the Federal Food, Drug and Cosmetics Act. However, there is no guarantee that these ingredients will not cause adverse health effects to some consumers given the wide range of ingredients and allergies amongst the general population. We may face substantial product liability exposure for products we sell to the general public or that we use in our services. Product liability claims, regardless of their merits, could be costly and divert management’s attention, and adversely affect our reputation and the demand for our products and services. XWELL to date has not been named as a defendant in any product liability action.

We and our subsidiaries have been, are, and may again become involved in litigation that could divert management’s attention and harm our businesses.

Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our businesses. We may be exposed to claims against us even if no wrongdoing has occurred. Responding to such claims, regardless of their merit, can be time consuming, costly to defend, disruptive to our management’s attention and to our resources, damaging to our reputation and brand, and may cause us to incur significant expenses. Even if we have the right to be indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations.

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

We have in the past, and may in the future, acquire businesses or make investments, directly or indirectly through our subsidiaries, that involve unknown risks, some of which will be particular to the industry in which the investment or acquisition targets operate, including risks in industries with which we are not familiar or experienced. Although we intend to conduct appropriate business, financial and legal due diligence in connection with the evaluation of future investment or acquisition opportunities, our due diligence investigations may not identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal and operational risks raised by such investments or acquisitions, especially if we are unfamiliar with the relevant industry. The realization of any unknown risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of the investments or acquisitions, which could adversely affect our financial condition, liquidity, results of operations, and trading price.

Laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our XpresCheck and Treat businesses, and the failure to comply with such laws could subject us to penalties or require a restructuring of our business.

In operating our XpresCheck and Treat businesses, we have medical service agreements (“MSAs”) with state licensed physicians and nurse practitioners, under which we administer COVID-19 testing options, in three locations operating in three airports. Some of the states in which we currently operate this business have laws that prohibit business entities from directly owning physician practices, practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians or engaging in certain arrangements, such as fee-splitting, with physicians (such activities are generally referred to as the “corporate practice of medicine”). In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Other states in which we may operate in the future may also generally prohibit the corporate practice of medicine. While we endeavor to comply with state corporate practice of medicine laws and regulations as we interpret them in the operation of our XpresCheck and Treat businesses, the laws and regulations in these areas are complex, changing, and often subject to varying interpretations. The interpretation and enforcement of these laws vary significantly from state to state. Penalties for violations of the corporate practice of medicine vary by state and may result in physicians being subject to disciplinary action, as well as to forfeiture of revenue from payors for services rendered. For business entities such as us, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license.

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

The stock market has experienced significant price and volume fluctuations, which have affected the market price of many companies in ways that may have been unrelated to those companies’ operating performance. Furthermore, we believe that our stock price may reflect certain future growth and profitability expectations. If we fail to meet these expectations, then our stock price may significantly decline, which could have an adverse impact on investor confidence. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, including, among others, the following:

●	additions to or departures of our key personnel, or our overall ability to retain key personnel;
●	announcements of innovations by us or our competitors;
●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, capital commitments, or new technologies;
●	new regulatory pronouncements and changes in regulatory guidelines;
●	developments or disputes concerning interllectual property rights generally;
●	lawsuits, claims, and investigations that may be filed against us, and other events that may adversely affect our reputation;
●	changes in financial estimates or recommendations by securities analysts;
●	general and industry-specific economic conditions;
●	our ability to develop and introduce new products and services;
●	our ability to raise additional capital to fund our operations and business plan and the effects that such financing mau have on the value of the equity instruments held by our stockholders;
●	our ability to hire a skilled labor force and the costs associated;
●	our ability to secure new retail locations, maintain existing ones, and ensure continued customer traffic at those locations;
●	the loss of one or more of our significant suppliers;
●	unexpected trends in the health and wellness and travel industries and potential technology and service obsolescence; and
●	market acceptance, quality, pricing, availability and useful life of our products and/or services, as well as the mix of our products and services sold.

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

Our failure to meet the continued listing requirements of The Nasdaq Capital Market (“Nasdaq”) could result in a delisting of our common stock.

The continued listing standards of Nasdaq provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days or if stockholders’ equity is less than $2,500,000. On October 28, 2022, we received a deficiency letter from Nasdaq which indicated that we were not in compliance with the minimum bid price requirement. Although in previous instances of minimum bid price noncompliance we were able to regain compliance by the applicable deadline, we may be unable to regain compliance prior to the April 26, 2023 deadline, or in the future if our stock price again falls below the minimum bid price. Additionally, if we fail to comply with any other continued listing standards of Nasdaq, our common stock would also be subject to delisting. If that were to occur, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would significantly and negatively affect the ability of investors to trade our securities and would significantly and negatively affect the value and liquidity of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. Delisting of our common stock also would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities.  If we seek to implement a reverse stock split in order to remain listed on Nasdaq, the announcement and/or implementation of a reverse stock split could significantly negatively affect the price of our common stock.

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

We have also adopted a stockholder rights plan in the form of a Section 382 Rights Plan, designed to help protect and preserve our substantial tax attributes primarily associated with our NOLs under Section 382 of the Internal Revenue Code and research tax credits under Sections 382 and 383 of the Internal Revenue Code and related United States Treasury regulations, which was approved by our stockholders in December 2016 and expires in March 2022. Although this is not its purpose, the Section 382 Rights Plan could have the effect of making it uneconomical for a third party to acquire us on a hostile basis.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2022, besides our Global Support Center to 254 West 31st Street in New York City, XWELL had 37 spas and wellness centers in 15 airports, in the United States, Netherlands, Turkey, and the United Arab Emirates. All of the locations as of that date were leased, typically with one or two renewal options after the initial term. Economic terms vary by type and location of store and, on average, the lease terms are 5-10 years with several locations operating on a month-to-month basis. We believe that our facility and our leases are adequate to accommodate our business needs.

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

With respect to our outstanding legal matters, based on our current knowledge, our management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, we have recorded a liability of approximately $0.9 million for all outstanding legal matters as of December 31, 2022 which is included in “Accrued expenses and other current liabilities” in the consolidated balance sheet. Related legal fees are recorded in the period in which they are incurred.

Kyle Collins v. Spa Products Import & Distribution Co., LLC et al

This is a combined class action and California Private Attorney’s General Act (“PAGA”) action.  Plaintiff seeks to recover wages, penalties and PAGA penalties for claims for (1) failure to provide meal periods, (2) failure to provide rest breaks, (3) failure to pay overtime, (4) inaccurate wage statements, (5) waiting time penalties, and (6) PAGA penalties of $100 per employee per pay period per violation. There are approximately 240 current and former employees in the litigation class.  The parties agreed to mediation on May 26, 2020, however, due to COVID-19 the parties subsequently stayed all proceedings. The mediation session occurred on March 18, 2021 and the parties reached a settlement which was approved on September 20, 2022. Funding of the settlement amount occurred on January 26, 2023.

OTG Management PHL B v. XpresSpa Philadelphia Terminal B et al.

On May 9, 2022, a lawsuit was filed in the Philadelphia Court of Common Please by OTG Management at Philadelphia International Airport, claiming that XWELL improperly backed out of its sublease for space at Terminal B and now owes between $865 and $2,250 in accelerated rent for the 12-year contract. They claim that by refusing to complete the project, failing to commence and maintain operations, refusing to pay rent and improperly purporting to terminate the lease (among other acts and omissions), XWELL breached the lease. OTG Management has agreed to extend XWELL’s time to respond to May 6, 2023.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.01 per share, has been listed under the trading symbol “XWEL” since October 25, 2022, and was previously listed under the trading symbol “XSPA” since January 8, 2018.

Stockholders

As of April 14, 2023, we had 98 stockholders of record of the 83,418,535 outstanding shares of our common stock. This does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares under its previously announced stock repurchase program during the fourth quarter of 2022.  Under this program, management has discretion in determining the conditions under which up to 25 million shares may be purchased from time to time. The program does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice.

As of December 31, 2022, the Company was permitted to repurchase an additional 0.8 million shares under this program program, repurchasing and retiring 19.5 million shares at an average cost of $1.22 per share, for a total of $23.8 million.

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

Overview

On October 25, 2022, we changed our name to XWELL, Inc. (formerly known as  XpresSpa Group, Inc.) (“XWELL” or the “Company”) from XpresSpa Group, Inc. Our common stock, par value $0.01 per share, which had previously been listed under the trading symbol “XSPA” on the Nasdaq Capital Market, now trades under the trading symbol “XWEL” since the opening of the trading market on October 25, 2022.  Rebranding to XWELL, Inc. aligned our corporate strategy to build a pure-play health and wellness services company, both in the airport and off-airport marketplaces.

XWELL’s subsidiary, XpresSpa Holdings, LLC (“XpresSpa”) has been a global airport retailer of spa services through its XpresSpa spa locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products.

Following a non-essential closure of all spas during the COVID-19 pandemic, XpresSpa reopened 25 domestic locations and operated nine international locations as of December 31, 2022 as described under “Recent Developments - XpresSpa Spa Services” below.

Following the temporary closure of all global XpresSpa locations due to the categorization by local jurisdictions of the spa locations as “non-essential services” in connection with the outbreak of COVID-19, we launched our XpresCheck® segment through XWELL’s subsidiary XpresTest, Inc. (“XpresCheck” or “XpresTest”).The XpresCheck Wellness Centers offered COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents during the pandemic.

At one point, XpresCheck had 15 locations open in 12 airports across the United States.  Following the relaxation of testing requirements by the US and other countries in 2022, XpresCheck locations began to close.  As of March 31, 2023, all XpresCheck locations have been closed except for one location serving our military forces being stationed overseas and flying out of of Seattle, WA.

Treat, which is operating through XWELL’s subsidiary Treat, Inc. (“Treat”) launched in 2021 as our travel, health and wellness brand transforming the way we provide care to our customers through a suite of health and wellness services supported by an integrated digital platform and a relevant retail offering to the traveling public.

Treat’s on-site centers (currently located in JFK International Airport, and in Salt Lake City International Airport) provide access to health and wellness services for travelers. Our teams provide travel-related diagnostic testing for virus, cold, flu and other illnesses as well as hydration therapy, IV drips, and vitamin injections. Travelers can purchase time blocks to use our wellness rooms to engage in interactive services like self-guided yoga, meditation and low impact weight exercises or to relax and unplug from the hectic pace of the airport and renew themselves before or after their trip.

Treat offers a website (www.treat.com) and mobile app to complement the offering with relevant health and wellness content designed to help people on the go with information that could impact their travel. The platform provides travelers access to a comprehensive online marketplace of services including global illness tracker tools such as the COVID-19 Requirements Map and a scheduler to arrange for direct care at one of our on-site locations.

XWELL’s subsidiary, gcg Connect, LLC, operating as HyperPointe segment, which was acquired in January 2022, provides direct to business marketing support across a number of health and health-related channels.  From the creation of marketing campaigns for the pharmaceutical industry, to learning management systems to website and health related content creation, HyperPointe is a complementary service provider to XWELL’s health-focused brands as well as prodiving the majority of services to the external community.

Although we recognize four segments of business, our strategy for the future is to create and leverage a fully integrated set of products and services that are both profitable and scalable across our portfolio of brands. Additionally, we are expanding our retail strategy, not only adding more products for sale but aligning those products more efficiently to our service offerings. This product strategy includes, for example, adding muscle relaxation patches to a neck or back massage to continue treatment after the delivery of the service.

We also plan to build our capability for delivering health and wellness services outside of the airport. We believe operating outside of the airport complements our offering and represents the fastest way to scale the XWELL family of brands.

We will be looking to further expand internationally. With international travel slowly returning to pre-pandemic levels, we continue to be opportunistic in our approach, by taking advantage of the current market to growth. We believe a strategy for international expansion further advances our ability to expand our other brands including biosurveillance outside of the US.

These strategic imperatives will be accomplished through development of an infrastructure specifically focused on enabling scalable and efficient growth.

Recent Developments

XpresSpa Spa Services

There are currently 25 operating XpresSpa domestic locations. During 2022, we sold one location in Austin-Bergstrom International Airport to its franchisee which now operates both locations at this airport. As we continues to monitor fluctuating airport volumes, we will also continue to review operating hours to optimize revenue opportunity.

There are also 10 international locations operating, including 2 XpresSpa locations in Dubai International Airport in the United Arab Emirates, 3 XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands and 5 XpresSpa locations in Istanbul Airport in Turkey. The Company had signed for 5 locations at Istanbul Airport in Turkey of which 4 opened during the fourth quarter of 2022, with the remaining one location opening in January 2023.

We have received rent concessions from landlords on a majority of our leases, allowing for the relief of minimum guaranteed payments in exchange for percentage-of-revenue rent or providing relief from rent through payment deferrals. The periods of relief from these payments, which began in March 2020, ranged from three to twenty-eight months enabling us to receive minimum guaranteed payment concessions of approximately $431 and $2,078 during 2022 and 2021, respectively.

XpresCheck Wellness Centers

XpresTest’s business has management services agreements with state licensed physicians and nurse practitioners, under which we administer a COVID-19 rapid PCR test.

During 2022, as countries continued to relax their testing requirements resulting in rapid decline of  testing volumes at our XpresCheck locations, we closed all but one XpresCheck Wellness Centers. Therefore, as of the date of this report, there is only one operating XpresCheck location operating in one airport.

During 2021, XpresTest initiated a $2,001, eight-week pilot program with the CDC in collaboration with Concentric by Ginkgo Bioworks (NYSE: DNA). Under this program, XpresTest conducted biosurveillance monitoring at four major U.S. airports (JFK International Airport, Newark Liberty International Airport, San Francisco International Airport, and Hartsfield-Jackson Atlanta International Airport) aimed at identifying existing and new SARS-CoV-2 variants. On January 31, 2022, we announced the extension of the program, bringing the total contract to $5,534. Approximately $4,166 and $1,368 of the full $5,534 amount was recognized during 2022 and the fourth quarter of 2021, respectively.

During the third quarter of 2022, XpresTest, in partnership with Ginkgo Bioworks in continuation of their support to the CDC’s traveler-based SARS-CoV-2 genomic surveillance program were awarded a new two-year contract. The partnership is expected to support public health and biosecurity services totaling approximately $16,000 (for the first year), with an overall potential to exceed $61,000 based on CDC program options and public health priorities. As COVID-19 sub variants and other biological threats continue to emerge, the partners plan to expand the program footprint and incorporate innovative modalities and offerings, such as monitoring of wastewater from aircraft lavatories. The current contract with Ginkgo Bioworks related to the above partnership contains fixed pricing for which we are entitled to $6,761 for the sample collection (passenger and aircraft wastewater) and $570 for the traveler enrollment initiatives, which represents the amount of consideration to which we are entitled in the first year. We recognize revenue over time for both sample collection performance obligations, using the input method based on time elapsed to measure progress towards satisfying each of the performance obligations. We recognize revenue ratably (straight line basis) over the term of the contract (annual increments). We will recognize revenue over time for the traveler enrollment initiative performance obligation based on the amount for which we have the right to invoice. We recorded $2,617 in revenue during 2022.

Treat

Throughout 2022, our Treat brand opened new locations in Phoenix Sky Harbor (pre-security) and Salt Lake City International Airport. With respect to these locations in Phoenix and Salt Lake City, agreements had already been executed with the aiports and the decision was made to convert these locations to Treat.

By the third quarter of 2022, it became clear that the Treat business was underperforming and as a result, we began to retool the offerings within the Treat locations by providing additional retail as part of our retail strategy expansion as well as lay the foundation to bring more spa-like services into the Treat location in an attempt to unify our core offering.

By the fourth quarter of 2022, the decision was made to close the pre-security Treat location at Phoenix Sky Harbor Airport.  As of March 31, 2023, the Treat brand operates 2 locations (JFK International Airport and Salt Lake City International Airport).  These remaining Treat locations offer a full retail product offering and a suite of wellness and spa services.

HyperPointe Acquisition

In January 2022, we acquired gcg Connect, LLC d/b/a HyperPointe. HyperPointe is a leading digital healthcare and data analytics relationship marketing agency servicing the global healthcare and pharmaceutical industry. HyperPointe has significant experience in patient and healthcare professional marketing and deep technological experience with CXM (customer experience management) and data analytics. Since June 2020, HyperPointe’s management team and suite of services and technology have been used to develop and deploy the technological infrastructure needed to scale the growth of our XpresTest business HyperPointe’s experience in this space continues to serve the XpresTest business and it plays a critical role in the expansion of our on-going biosurveillance collaboration with the CDC.

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

HyperPointe currently operates as a segment within XWELL’s corporate structure. Ezra Ernst, who was the chief executive officer of HyperPointe before our acquisition, continues to serve as the chief executive officer of HyperPointe, as well as the chief executive officer of XpresTest, reporting to Scott Milford, XWELL CEO.

Our Strategy and Outlook

We believe that our company is well positioned to benefit from consumers’ growing interest and pent-up demand in travel health and wellness and increasing demand for health and wellness related services and products. Our go-forward plan includes the expansion and integration of products and services across our four brands; the right-sizing of our existing airport portfolio to a leaner and more profitable business; the execution of an ‘off-airport’ strategy through acquisition to deliver more products and services,which will serve as a catalyst for our future growth; the implementation of an international expansion plan; and ensuring we can scale our growth in a responsible way that drives shareholder value.  Through right-sizing our existing business, optimizing our cost structure and making acqiuisitions that further leverage the strength of our brand portfolio, XWELL is positioning itself for both financial and operational growth now and in the future.

Year ended December 31, 2022 compared to the year ended December 31, 2021

Revenue

	Year ended December 31,
	2022	2021	Inc/(Dec)
Total revenue	$55,939	$73,729	$(17,790)

During the year ended December 31, 2022, total revenues decreased $17,790, or 24%. The decrease in revenue was primarily due to reduction in patient service revenue triggered by the rapid decline of the XpresTest segment as countries continued to relax their testing requirements and decreased testing volumes at our XpresCheck locations as we progressed through 2022. We saw an increase in revenue associated with the XpresSpa and Treat locations that opened during and after the third quarter of 2021.

Cost of sales

	Year ended December 31,
	2022	2021	Inc/(Dec)
Cost of sales	$43,891	$41,385	$2,506

We had 33 open XpresSpa locations as of December 31, 2022, and 22 open XpresSpa locations as of December 31, 2021. The largest components in the cost of sales are costs of testing kits and labor costs at the location-level, cost of sales also includes rent and related occupancy costs, which primarily includes rent based on percentage of sales, other product costs directly associated with the procurement of retail inventory, and other operating costs.

Depreciation and amortization

	Year ended December 31,
	2022	2021	Inc/(Dec)
Depreciation and amortization	$5,429	$3,201	$2,228

During the year ended December 31, 2022, depreciation and amortization expense increased $2,228, or 69.6%, compared to the depreciation and amortization expense recorded during the year ended December 31, 2021. The increase was. primarily due to depreciation and amortization related to our newly added  Hyperpointe and Treat segments.

Impairment/disposal of assets

	Year ended December 31,
	2022	2021	Inc/(Dec)
Impairment/Loss on disposal of assets	$6,613	$837	$5,776

We completed an assessment of our property and equipment, intangible assets and right of use lease assets for impairment both as of December 31, 2022 and 2021. Based upon the results of the impairment test, we recorded an impairment of property and equipment, intangible assets, and right of use lease assets of approximately $4,559, $110, and $1,110, respectively in the year ended December 31, 2022. We recorded an impairment of property and equipment and right of use lease assets of approximately $68 and $747, respectively, in the year ended December 31, 2021. During 2022, the impairment was primarily related to the impairment of leasehold improvements made to our Treat locations and its related operating lease right of use assets where management determined that the locations discounted future cash flows were not sufficient to recover the carrying value of these assets over the remaining lease term. During 2021, the expense was primarily related to the impairment of leasehold improvements made to certain XpresSpa locations and right of use lease assets where as a result of the COVID-19 pandemic, management determined that the location’s discounted future cash flow was not enough to support the carrying value of the leasehold improvements and right of use lease assets over the remaining lease term.

During 2022, as countries continued to relax their testing requirements resulting in rapid decline of testing volumes at Company’s XpresCheck locations, the Company closed all but one XpresCheck Wellness Centers. These closures primarily triggered the loss of $834 on disposal of assets.

General and administrative

	Year ended December 31,
	2022	2021	Inc/(Dec)
General and administrative	$31,169	$24,199	$6,970

During the year ended December 31, 2022, general and administrative expenses increased by $6,970 or 28.8%, primarily due to functional costs associated with the operations of XpresCheck and Treat Wellness Centers, XpresSpa locations, and the newly acquired HyperPointe segment.

Interest income, net

	Year ended December 31,
	2022	2021	Inc/(Dec)
Interest income, net	$384	$43	$341

Interest income increased by $341 as a result of increased interest rates and elimination of interest expense since the beginning of May 2022.

Non-operating expense, net

	Year ended December 31,
	2022	2021	Inc/(Dec)
Non-operating expense, net	$(1,795)	$(1,201)	$(594)

The following is a summary of the transactions included in non-operating income (expense), net for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Loss on equity investments	$(618)	$(1,045)
Foreign exchange loss	(664)	(18)
Bank fees and financing charges	(462)	(121)
Other	(51)	(17)
Total	$(1,795)	$(1,201)

As of December 31, 2022, the equity investment in Route1 had a readily determinable fair value of $104. We recorded an unrealized loss of $618 in connection with the remeasurement of the shares of our common stock and warrants of Route 1 obtained in the 2018 sale of Group Mobile to Route 1.  Foreign exchange loss primarily pertains to remeasurement of our operating leases in our XpresSpa locations in Turkey.

Non-operating expense  will be affected by the adjustments to the fair value of our equity investment, which could fluctuate materially from period to period. Fair value of these instruments depends on a variety of assumptions.

Income Taxes

As of December 31, 2022, our estimated aggregate total NOLs were $150,926 for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $75,045 for U.S. federal purposes with an indefinite life due to new regulations in the Tax Act of 2017. The NOL amounts are presented before Internal Revenue Code, Section 382 limitations. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, our ability to utilize all such NOL and credit carryforwards may be limited. The CARES Act was enacted on March 27, 2020 and provides favorable changes to tax laws for businesses impacted by COVID-19. However, we do not anticipate the income tax law changes will materially benefit us.

We did not have any material unrecognized tax benefits as of December 31, 2022. We do not expect to record any additional material provisions for unrecognized tax benefits within the next year.

Liquidity and Capital Resources

As of December 31, 2022, we had approximately $19,038 of cash and cash equivalents, $23,153 in marketable securities, and total current assets of approximately $47,332. Our total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, and operating lease liabilities was approximately $10,956 as of December 31, 2022. The working capital surplus was $36,376 as of December 31, 2022, compared to a working capital surplus of  $89,152 as of December 31, 2021.

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

Also, during 2021, we executed on our share repurchase program, repurchasing and retiring 4,702,072 shares at an average cost of $1.66 per share, for a total of $7,825.

During 2022, the Company continued to execute on its share repurchase program, repurchasing and retiring 19,526,706 shares at an average cost of $1.22 per share, for a total of $23,789.

Our primary liquidity and capital requirements are for the maintenance of our current XpresSpa  and Treat locations and brand, as well as the expansion outside the airports. During the year ended December 31, 2022, we used  $24,188 in operations.

Cash flows

	Year ended December 31,
	2022	2021	Change
Net cash (used in) provided by operating activities	$(24,188)	$14,561	$(38,749)
Net cash used in investing activities	$(34,843)	$(5,156)	$(29,687)
Net cash (used in) provided by financing activities	$(27,377)	$6,350	$(33,727)

Operating activities

During the year ended December 31, 2022, net cash used in operating activities was $24,188 compared to net cash provided by operating activities during the year ended December 31, 2021 of $14,561. The decrease in net cash used in operating activities was primarily due to the operations of our new Treat brand and rapid decline of our XpresCheck business.

Investing activities

During the year ended December 31, 2022, net cash used in investing activities totaled $34,843 compared to net cash used in investing activities during the year ended December 31, 2021 of $5,156.  Cash in 2022 was used primarily to invest our cash in marketable securities of approximately $23,153, to acquire leasehold improvements for new openings of Treat locations of approximately $6,464, and the acquisition of our Hyperpointe segment of approximately $4,853.

Financing activities.

Cash provided by financing activities decreased $33,727 primarily due to repurchase of common stock and repayment of Paycheck Protection Program loan.

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

Critical Accounting Estimates

We believe the following accounting estimates to be the most critical estimates we used in preparing our consolidated financial statements for the year ended December 31, 2022.

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

Impairment of Long-Lived Assets

Long-lived assets are tested for impairment at the lowest level at which there are identifiable operating cash flows, which is at the individual airport location for the Treat, XpresSpa and XpresCheck businesses. The Company’s long-lived assets consist primarily of leasehold improvements and right to use lease assets for each of its locations (considered the asset group). The Company reviews its long-lived assets for recoverability yearly or sooner if events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable.  If indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset group in question to its carrying amount. An impairment loss is recognized if it is determined that the long-lived  asset group is not recoverable and is calculated based on the excess of the carrying amount of the long-lived asset group over the long-lived asset groups fair value. The Company estimates the fair value of long-lived assets using the present value income approach. Future cash flow was calculated based on forecasts over the estimated remaining useful life of the asset group, which for each of the Company’s locations, is the remaining term of the operating lease. The Company estimates its weighted average cost of capital as the discount rate since it expects that this rate incorporates not only the time value of money but also the expectations regarding future cash flows and an appropriate risk premium.

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

Intangible assets

Intangible assets include customer relationships, trade names, and technology, which were primarily acquired as part of the acquisition of XpresSpa in December 2016 and Hyperpointe in 2022 and were recorded based on the estimated fair value in purchase price allocation. In addition, intangible assets include software and website development costs that were capitalized as part of the Company’s development of a mobile application and website for the treat brand. The Company accounts for these costs in accordance with ASC 350-40, Internal-Use Software. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount in which the carrying value exceeds the fair value of the asset.  In assessing the recoverability of the Company’s intangible assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. During the years ended December 31, 2022 and 2021, the Company recognized impairment of $110 and $0.

Fair value measurements

The Company’s financial instruments consist principally of cash and cash equivalents, receivables, and equity investments, The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for these assets or liabilities for the years ended December 31, 2022 and 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2022, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and the Interim Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and the Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weaknesses described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this evaluation, management has concluded controls were not effective as of December 31, 2022, due to identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are disclosed below:

1)	The Company did not properly design, implement, and consistently operate effective controls over the completeness and accuracy of its accounting for leases under ASC 842.
2)	The Company did not properly design or maintain effective entity level monitoring controls over the financial close and reporting process.
3)	The Company’s controls surrounding the review of financial statements and key reconciliations were not properly designed and did not operate at a level of precision that would prevent or detect a material misstatement.

4)	The Company did not design or maintain effective controls over its service organizations and IT vendors. More specifically, the Company did not have controls in place to review the applicable complementary user entity controls described in the service organizations’ reports for their potential impact on the Company’s financial reporting.
5)	The Company did not design, implement, and consistently operate effective controls over the revenue process. The Company’s controls surrounding the revenue reports and reconciliations were not designed and did not operate at a level of precision that would prevent or detect a material misstatement.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of the Company’s internal control over financial reporting. Management has implemented, and continues to implement, the actions described below to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. Until the remediation efforts described below, including any additional measures management identifies as necessary, are completed, the material weaknesses described above will continue to exist. We cannot provide any assurance that the below remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. Management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

1)	The Company has turned on the multi-currency features related to its cloud based accounting systems.
2)	The Company has engaged outside service providers to assist with the valuation, accounting, and recording of key reporting areas such as leases, revenue recognition and stock compensation expense.
3)	The Company has contracted an independent consulting firm to assist with the preparation of the Financial Statements and U.S. GAAP accounting research.
4)	The Company has engaged outside service providers to review the applicable complementary user entity controls described in the service organizations’ reports for their potential impact on the Company’s financial reporting.

Changes in Internal Control over Financial Reporting

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to a material weaknesses in our internal control over financial reporting

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

[Not Applicable]

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

2.1

Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC, the unitholders of XpresSpa who are parties thereto and Mistral XH Representative, LLC, as representative of the unitholders, dated as of August 8, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2016)

2.2

Amendment No. 1 to Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated September 8, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 9, 2016)

2.3

Amendment No. 2 to Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated October 25, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 25, 2016)

3.1

Certificate of Elmination of Series A Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock and Series F Convertible Preferred Stock, as filed with Secretary of State of Delaware, effective on October 24, 2022 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 24, 2022).

3.2

Amended and Restated Certificate of Incorporation of XWELL, Inc., effective on October 25, 2022 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on October 24, 2022.

3.3	Fourth Amended and Restated Bylaws of the Company, effective as of October 25, 2022 (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed with the SEC on October 24, 2022).

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

10.37	Form of Exchange Agreement, dated June 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2020)

10.38	Form of Securities Purchase Agreement, dated as of June 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2020)

Exhibit No.	Description

10.39	Form of Securities Purchase Agreement, dated as of August 25, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2020)

10.40†	XpresTest, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2020)

10.41†	XpresSpa Group, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2020)

10.42	Form of Securities Purchase Agreement, dated as of December 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2020)

10.43†

Form of XpresTest, Inc. Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.45 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 30, 2021)

10.44†*

Executive Employment Agreement dated January 9, 2022, between the Company and Ezra T. Ernst (incorporated by reference from Exhibit 10.2 to our Quarterly Report on From 10-Q filed with the SEC on November 14, 2022)

10.45†*

Stock Option Agreement between XpresSpa Group, Inc. and Ezra Ernst dated January 14, 2022 (incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-8 filed on March 31, 2022).

10.46†*

Executive Employment Agreement dated March 28, 2022, between the Company and Scott Milford. (incorporated by reference from Exhibit 10.48 to our Annual Report on Form 10-K filed with the SEC on March 31, 2022)

10.47†*

XWELL, Inc. (formerly known as  XpresSpa Group, Inc.) 2020 Equity Incentive Plan, as amended October 4, 2022 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed with the SEC on October 25, 2022).

23.1*	Consent of Marcum LLP, independent registered public accounting firm

23.2*	Consent of Friedman LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL documents)

*       Filed herewith.

**     Furnished herewith.

†       Management contract or compensatory plan or arrangement.

††     Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

XWELL, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of XWELL, Inc. (formerly known as XpresSpa Group, Inc.) (the “Company”) and Subsidiaries as of December 31, 2022, the related consolidated statements of operations, and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are two critical audit matters. The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Our audit procedures related to the Company’s valuation of long-lived assets included the following, among others, (i) obtaining an understanding of management’s process for determining fair value estimates; (ii) evaluating the reasonableness of the significant assumptions used by management related to financial performance and discount rates. Evaluating management’s assumptions related to financial performance involved evaluating whether the assumptions were reasonable considering (i) current and historical trends of the underlying assets; and (ii) engaging in discussions with management to evaluate the Company’s plans to develop an asset or dispose of an asset before the end of its estimated useful life. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the significant assumptions related to the discount rate.

Valuation of Goodwill

As described in Note 2 to the financial statements, goodwill is not amortized and is reviewed for impairment annually, or more frequently, if facts and circumstances indicate that it is more likely than not that the fair vale of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative test to identify and measure the amount of goodwill impairment loss. The Company compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, goodwill of the reporting unit is considered impaired, and the excess is recognized as goodwill impairment loss.

We identified the assessment of goodwill impairment as a critical audit matter because of certain significant assumptions management makes in determining the fair value of its reporting units. The significant judgments made by management resulted in a high degree of auditor judgment and an increased audit effort in performing procedures.

Our audit procedures related to the Company’s valuation of goodwill included the following, amount others, (i) obtain an understanding of management’s process for estimating the fair value of the reporting units; (ii) evaluating the appropriateness of the valuation model; (iii) testing the reasonableness of significant assumptions, including income projections and discount rates. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of certain significant assumptions, including the discount rates.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022)

East Hanover, New Jersey

April 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

XWELL, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of XWELL, Inc. (formerly known as XpresSpa Group, Inc.)  (the “Company”) and Subsidiaries as of December 31, 2021, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Friedman LLP

We have served as the Company’s auditor from 2020 to 2022

East Hanover, New Jersey
March 31, 2022

XWELL, Inc. (Formerly known as XpresSpa Group, Inc.) and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Current assets
Cash and cash equivalents	$19,038	$105,506
Marketable Securities	23,153	-
Accounts receivable	2,858	615
Inventory	1,161	1,763
Other current assets	1,122	1,095
Total current assets	47,332	108,979

Restricted cash	751	751
Property and equipment, net	3,666	6,658
Intangible assets, net	4,008	3,732
Operating lease right of use assets, net	8,276	4,336
Goodwill	4,024	-
Other assets	2,369	2,810
Total assets	$70,426	$127,266

Current liabilities
Accounts payable	$2,312	$5,535
Accrued expenses and other current liabilities	5,719	7,423
Current portion of operating lease liabilities	2,586	2,736
Deferred revenue	339	549
Current portion of promissory note, unsecured	-	3,584
Total current liabilities	10,956	19,827

Long-term liabilities
Operating lease liabilities	11,521	7,504
Total liabilities	22,477	27,331
Commitments and contingencies (see Note 19)

Equity
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 83,232,262 and 101,269,349 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	832	1,013
Additional paid-in capital	467,740	487,306
Accumulated deficit	(428,112)	(395,275)
Accumulated other comprehensive loss	(534)	(312)
Total equity attributable to XWELL, Inc.	39,926	92,732
Noncontrolling interests	8,023	7,203
Total equity	47,949	99,935
Total liabilities and equity	$70,426	$127,266

The accompanying notes form an integral part of these consolidated financial statements

XWELL, Inc. (Formerly known as XpresSpa Group, Inc.) and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Year ended December 31,
	2022	2021

Revenue, net
Managed services fees	$-	$16,843
Patient services revenue	32,776	50,689
Services	18,883	5,420
Products	1,930	763
Hyperpointe Services	2,344	-
Other	6	14
Total revenue, net	55,939	73,729
Cost of sales
Labor	21,437	13,421
Occupancy	4,138	2,505
Products and other operating costs	18,316	25,459
Total cost of sales	43,891	41,385

Gross Profit	12,048	32,344

Depreciation and amortization	5,429	3,201
Impairment of long-lived assets	4,669	68
Loss on disposal of assets, net	834	22
Impairment of operating lease right-of-use assets	1,110	747
General and administrative	31,169	24,199
Total operating expenses	43,211	28,237
Operating (loss) income	(31,163)	4,107
Interest income, net	384	43
Foreign exchange loss	(664)	(18)
Other non-operating expense, net	(1,131)	(1,183)
(Loss) income before income taxes	(32,574)	2,949
Income tax expense	(55)	(56)
Net (loss) income	(32,629)	2,893
Net (loss) income attributable to noncontrolling interests	(208)	456
Net (loss) income attributable to XWELL, Inc.	$(32,837)	$3,349

Net (loss) income	$(32,629)	$2,893
Other comprehensive loss from operations	(222)	(92)
Comprehensive (loss) income	$(32,851)	$2,801
(Loss) income per share
Basic and diluted (loss) income per share	$(0.35)	$0.03
Weighted-average number of shares outstanding during the period
Basic	93,655,331	104,306,173
Diluted	93,655,331	105,076,758

The accompanying notes form an integral part of these consolidated financial statements.

XWELL, Inc. (Formerly known as XpresSpa Group, Inc.) and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

(In thousands, except share data)

							Accumulated
					Additional		other	Total	Non-
	Common stock		Treasury stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	in capital	deficit	loss	equity	interests	equity
January 1, 2021	94,058,853	$941	—	—	$475,709	$(398,624)	$(220)	$77,806	$2,565	$80,371
Warrant exercises, net of costs	11,273,529	113	—	—	16,972	—	—	17,085	—	17,085
Issuance of Common Stock for services	232,637	2	—	—	377	—	—	379	—	379
Issuance of restricted stock	398,068	4	—	—	(4)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,017	—	—	2,017	839	2,856
Net income for the period	—	—	—	—	—	3,349	—	3,349	(456)	2,893
Foreign currency translation	—	—	—	—	—	—	(92)	(92)	—	(92)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	818	818
Redemptions of certain noncontrolling interests	—	—	—	—	—	—	—	—	(502)	(502)
Consolidation of Variable Interest Entities	—	—	—	—	—	—	—	—	5,109	5,109
Repurchase and retirement of common stock	(4,702,072)	(47)	—	—	(7,778)	—	—	(7,825)	—	(7,825)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,170)	(1,170)
Stock option exercises	8,334	—	—	—	13	—	—	13	—	13
December 31, 2021	101,269,349	$1,013	—	$—	$487,306	$(395,275)	$(312)	$92,732	$7,203	$99,935

The accompanying notes form an integral part of these consolidated financial statements.

XWELL, Inc. (Formerly known as XpresSpa Group, Inc.) and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share data)

							Accumulated	Total
					Additional		other	Company	Non-
	Common stock		Treasury stock		paid-	Accumulated	comprehensive	equity	controlling	Total
	Shares	Amount	Shares	Amount	in capital	deficit	loss		interests	equity
January 1, 2022	101,269,349	$1,013	—	$—	$487,306	$(395,275)	$(312)	$92,732	$7,203	$99,935
Issuance of Common Stock for acquisition	552,487	5	—	—	901	—	—	906	—	906
Vesting of restricted stock units	937,132	9	—	—	(9)	—	—	—	—	—
Value of Shares Withheld to fund payroll taxes	—	—	—	—	(73)	—	—	(73)	—	(73)
Stock-based compensation	—	—	—	—	3,106	—	—	3,106	664	3,770
Net loss for the period	—	—	—	—	—	(32,837)	—	(32,837)	208	(32,629)
Repurchase and retirement of common stock	(19,526,706)	(195)	—	—	(23,594)	—	—	(23,789)	—	(23,789)
Foreign currency translation	—	—	—	—	—	—	(222)	(222)	(121)	(343)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(956)	(956)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	1,025	1,025
Grant of stock options for services	—	—	—	—	103	—	—	103	—	103
December 31, 2022	83,232,262	$832	—	—	$467,740	$(428,112)	$(534)	$39,926	$8,023	$47,949

The accompanying notes form an integral part of these consolidated financial statements.

XWELL, Inc. (Formerly known as XpresSpa Group, Inc.) and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(32,629)	$2,893
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,429	3,201
Impairment of fixed assets	4,559	68
Impairment of intangible assets	110	—
Impairment of operating lease right-of-use assets	1,110	747
Loss on disposal of assets, net	834	22
Amortization of operating lease right of use asset	1,844	1,719
Issuance of shares of Common Stock for services	103	379
Stock-based compensation	3,770	2,856
Loss on equity investment	618	1,046
Changes in assets and liabilities:
Decrease (increase) in inventory	592	(1,106)
Increase in accounts receivable	(1,835)	(1,124)
Decrease in deferred revenue	(933)	(365)
Other assets, current and non-current	(457)	(1,251)
Other liabilities, current and non-current	(4,056)	(1,211)
(Decrease) increase in accounts payable	(3,247)	6,687
Net cash (used in) provided by operating activities	(24,188)	14,561
Cash flows from investing activities
Acquisition of property and equipment	(6,464)	(4,282)
Investment in marketable securities	(23,153)	—
Cash acquired on consolidation of certain Variable Interest Entities	—	2,434
Acquisition of HyperPointe net of cash assumed	(4,853)	—
Acquisition of software	(373)	(3,308)
Net cash used in investing activities	(34,843)	(5,156)
Cash flows from financing activities
Proceeds from direct offerings of Common Stock and warrants exercises, net of costs	—	17,085
Redemption of non-controlling interests	—	(502)
Repurchase of Common Stock	(23,789)	(7,825)
Contributions from noncontrolling interests	1,025	818
Proceeds from stock option exercises	—	13
Payments for shares withheld on vesting	(73)	—
Repayment of Paycheck Protection Program	(3,584)	(2,069)
Distributions to noncontrolling interests	(956)	(1,170)
Net cash (used in) provided by financing activities	(27,377)	6,350
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(60)	0
(Decrease)/ Increase in cash, cash equivalents and restricted cash	(86,468)	15,755
Cash, cash equivalents, and restricted cash at beginning of the period	106,257	90,502
Cash, cash equivalents, and restricted cash at end of the period	$19,789	$106,257
Cash paid for
Interest	$10	$11
Income taxes	55	$—
Non-cash investing and financing transactions
Capital expenditures included in Accounts payable, accrued expenses and other current liabilities	$544	$1,081
Issuance of Common Stock on acquisition of gcg Connect, LLC, d/b/a HyperPointe	$906	$—

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

XWELL is a global travel health and wellness services holding company. XWELL currently has four reportable operating segments: XpresSpa®, XpresTest, Treat™, and HyperPointe which was acquired in January 2022.

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

During the period between March 2020 and September 2021, when the Company was unable to reopen its spa locations for normal operations, the Company in partnership  with certain COVID-19 testing partners, successfully launched its XpresCheck Wellness Centers through its XpresTest, Inc. subsidiary (“XpresTest”), offering testing services, also in airports.  XpresTest offers COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents. XpresTest has entered into managed services agreements (“MSAs”) with professional medical services companies that provide health care services to patients. The medical services companies pay XpresTest a monthly fee to operate in the XpresCheck Wellness Centers. Under the terms of the MSAs, XpresTest provides office space, equipment, supplies, non-licensed staff, and management services in return for a management fee. Effective July 1, 2021, the Company determined that the medical service companies are variable interest entities (“VIEs”) due to their equity holders having sufficient capital at risk; and the Company having a variable interest in and being a primary beneficiary of the medical service companies. During 2022, as countries continued to relax their testing requirements resulting in rapid decline of  testing volumes at Company’s

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

XpresCheck locations, the Company closed all but one XpresCheck Wellness Centers. Therefore, as of the date of this report, there is only one operating XpresCheck location operating in one airport.

The Treat segment, which is operating through XWELL’s subsidiary Treat, Inc. (“Treat”) is a travel health and wellness brand that provides access to health and wellness services for travelers at on-site centers (currently located in JFK International Airport and in Salt Lake City International Airport).

By the third quarter of 2022, it became clear that the Treat business was underperforming and as a result, we began to retool the offerings within the Treat locations by providing additional retail as part of our retail strategy expansion as well as lay the foundation to bring more spa-like services into the Treat location in an attempt to unify our core offering.

By the fourth quarter of 2022, the decision was made to close the pre-security Treat location at Phoenix Sky Harbor Airport.  As of March 31, 2023, the Treat brand operates 2 locations (JFK International Airport and Salt Lake City International Airport).  These remaining Treat locations offer a full retail product offering and a suite of wellness and spa services.

The Company’s HyperPointe segment, which the Company acquired in January 2022 (see Note 10. Acquisition of HyperPointe), provides a broad range of service and support options for our customers, including technical support services and advanced services.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

HyperPointe Acquisition

In January 2022, the Company announced and closed on the acquisition of gcg Connect, LLC d/b/a HyperPointe.

The purchase price in the transaction consisted of $7,121 in cash and $906 in common stock, offset by the settlement of intercompany accounts payable of $770 as well as potential additional earn-out payments of up to $7,500 over a three-year timeframe based upon future performance; these earn-out payments may be satisfied in cash or common stock or a combination thereof subject to various terms and conditions. As of the acquisition date, and as of December 31, 2022, the Company believes that the fair value of the potential earnout payment is $0.

HyperPointe currently operates as a new operating segment within XWELL. The chief executive officer of HyperPointe before the Company’s acquisition, continues to serve as the chief executive officer of HyperPointe, as well as serving as the chief executive officer of XpresCheck.  See Note 10. Acquisition of HyperPointe for related discussion.

Liquidity and Financial Condition

As of December 31, 2022, the Company had approximately $19,038 of cash and cash equivalents, $23,153 in marketable securities, and total current assets of approximately $47,332. The Company's total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, and operating lease liabilities was approximately $10,956 as of December 31, 2022. The working capital surplus was $36,376 as of December 31, 2022, compared to a working capital surplus of  $89,152 as of December 31, 2021.

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The Company has significantly reduced operating and overhead expenses in the second half of 2022, while it continues to focus on returning to overall profitability.

The Company has taken actions to improve its overall cash position and access to liquidity through equity offerings and debt retirements, by exploring valuable strategic partnerships, right sizing its corporate structure and streamlining its operations.

Note 2. Accounting and Reporting Policies

(a) Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include the Company’s long-lived assets, intangibles assets, the useful lives of the Company’s intangible assets, the valuation of stock-based compensation, deferred tax assets and liabilities, income tax uncertainties, and other contingencies.

(c) Translation into United States dollars

The Company conducts certain transactions in foreign currencies, which are recorded at the exchange rate as of the transaction date. All exchange gains and losses occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are deemed non-operating income in the consolidated statements of operations and comprehensive loss.  During  2022 and 2021, the Company recorded $664 and $18, respectively, in exchange gains and losses occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies.

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

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

(d) Cash and cash equivalents

The Company maintains cash in checking and money market accounts with financial institutions. The Company has established guidelines relating to diversification and maturities of its investments in order to minimize credit risk and maintain high liquidity of funds. The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. The Company had $1,885 of such investments as of December 31, 2022 and $0 as of December 31, 2021.

(e) Accounts Receivables

Accounts Receivables are stated at their carrying values, net of a reserve for doubtful accounts, and primarily emanate from our contracts with customers.

(f) Inventory

All inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method.

(g) Intangible assets

Intangible assets include trade names, customer relationships, and technology, which were primarily acquired as part of the acquisition of XpresSpa in December 2016 and Hyperpointe in 2022,  and were recorded based on the estimated fair value in purchase price allocation. In addition, intangible assets include software and website development costs that were capitalized as part of the Company’s development of a mobile application and website for the treat brand. The Company accounts for these costs in accordance with ASC 350-40, Internal-Use Software. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness. Newly acquired or developed software has an estimated life of approximately 3 years whereas the intangibles obtained as a result of the Hyperpointe acquisition have an estimated life of 5 to 12 years.

The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount in which the carrying value exceeds the fair value of the asset. In assessing the recoverability of the Company’s intangible assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. During the years ended December 31, 2022 and 2021, the Company recognized impairment of $110 and $0, respectively.

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

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

(i) Impairment of long-lived assets

Long-lived assets are tested for impairment at the lowest level at which there are identifiable operating cash flows, which is at the individual airport location for the XpresSpa and XpresCheck businesses. The Company’s long-lived assets consist primarily of leasehold improvements and right to use lease assets for each of its airport locations (considered the asset group). The Company reviews its long-lived assets for recoverability yearly or sooner if events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. If indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset group in question to its carrying amount. An impairment loss is recognized if it is determined that the long-lived asset group is not recoverable and is calculated based on the excess of the carrying amount of the long-lived asset group over the long-lived asset groups fair value. The Company estimates the fair value of long-lived assets using present value income approach. Future cash flow was calculated based on forecasts over the estimated remaining useful life of the asset group, which for each of the Company’s airport locations, is the remaining term of the operating lease.

The Company completed an assessment of our property and equipment, operating lease right of use assets and intangible assets for impairment as of December 31, 2022. Based upon the results of the impairment test, the Company recorded an impairment expense related to property and equipment, intangible assets, and operating lease right of use assets of $4,559, $110 and $1,110, respectively, during the year ended December 31, 2022, which is included in Impairment of long-lived assets and Impairment of operating lease right-of-use assets in the Company’s consolidated statements of operations and comprehensive income (loss). The expense was primarily related to the impairment of leasehold improvements made to the Company’s Treat, XpresCheck and Spa locations and its operating lease right of use assets where management determined that the locations discounted future cash flows were not sufficient to recover the carrying value of these assets over the remaining lease term. The Company also impaired intangible assets pertaining to its Treat and XpresTest segments.

In 2021 the Company recorded an impairment expense of approximately $68 and $747 related to property and equipment,  and operating lease right of use assets, respectively, which is included in Impairment of long-lived assets and Impairment of operating lease right-of-use assets in the Company’s  consolidated statements of operations and comprehensive loss as of December 31, 2021. This expense was related to the impairment of the XpresSpa trademarks, where management determined that in light of the effect of the COVID-19 pandemic, the XpresSpa brand’s discounted future cash flows were not sufficient to recover the carrying value of these assets.

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

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

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

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

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

During 2021, XpresCheck initiated a $2,001, eight-week pilot program with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo. Under this program, XpresCheck is conducting biosurveillance monitoring at four major U.S. airports (JFK International Airport, Newark Liberty International Airport, San Francisco International Airport, and Hartsfield-Jackson Atlanta International Airport) aimed at identifying existing and new SARS-CoV-2 variants. On January 31, 2022, the Company announced the extension of the program, bringing the total contract to $5,534. Approximately $4,166 and $1,368 of the full $5,534 amount was recognized during 2022 and  2021, respectively.

During the third quarter of 2022, XpresTest, in partnership with Ginkgo Bioworks in continuation of their support to the CDC’s traveler-based SARS-CoV-2 genomic surveillance program were awarded a new contract. The partnership is expected to support public health and biosecurity services totaling approximately $16,000, with an overall potential to exceed $61,000 based on CDC program options and public health priorities. As COVID-19 sub-variants and other biological threats continue to emerge, the partners plan to expand the program footprint and incorporate innovative modalities and offerings, such as monitoring of wastewater from aircraft lavatories. The current contract with Ginkgo Bioworks related to the above partnership contains fixed pricing for which we are entitled to $6,761 for the sample collection (passenger and aircraft wastewater) and $570 for the traveler enrollment initiatives, which represents the amount of consideration that we are entitled. We recognize revenue over time for both sample collection performance obligations, using the input method based on time elapsed to measure progress towards satisfying each of the performance obligations. We recognize revenue ratably (straight line basis) over the term of the contract (one year). We will recognize revenue over time for the traveler enrollment initiative performance obligation based on the amount for which we have the right to invoice. We recorded $2,617 in revenue during 2022 related to sample collection performance obligations because the Company’s efforts towards satisfying each of the performance obligations are expended evenly throughout the period of performance.

HyperPointe

Our HyperPointe segment which we acquired in January 2022 (see Note 10 Acquisition of HyperPointe) provides broad range of service and support options for our customers, including technical support services and advanced services. Technical support services represent the majority of these offerings which are distinct performance obligations that are

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

satisfied over time with revenue recognized ratably over the contract term. Advanced services are distinct performance obligations that are satisfied over time with revenue recognized as services are delivered.  Revenue billed in advance are treated as deferred revenue which was $322 as of December 31, 2022.

The Company excludes all sales taxes assessed to our customers from revenue. Sales taxes assessed on revenues are included in Accrued expenses and other current liabilities on the Company’s consolidated balance sheets until remitted to state agencies.

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

The costs associated with gift cards and reward points are accrued as the rewards are earned by the cardholder and are included in Accrued expenses and other current liabilities in the consolidated balance sheets until used.

(o) Segment reporting

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Company. The Company currently has four reportable operating segments: XpresSpa. XpresTest, Treat, and Hyperpointe. See Note 16. Segment Information.

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

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

●	rent, percentage rent and occupancy costs;
●	the cost of merchandise and testing supplies;
●	freight, shipping and handling costs;
●	production costs;
●	inventory shortage and valuation adjustments; and
●	costs associated with sourcing operations.

(r) Stock-based compensation

Stock-based compensation is recognized as an expense in the consolidated statements of operations and comprehensive loss and such cost is measured at the grant-date fair value of the equity-settled award. The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The fair value of Restricted Stock Units (“RSUs”) is calculated as of the date of grant using the grant date closing share price multiplied by the number of RSUs granted. The expense is recognized on a straight-line basis, over the requisite service period. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past. Expected volatility is estimated based on a weighted average historical volatility of the Company. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve as of the date of grant. The Company recognizes forfeitures as they occur. The Company issues new stock to deliver shares under its Equity Plan.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company had no uncertain tax positions as of December 31, 2022 and 2021.

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

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

(v) Commitments and contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.

The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Legal costs expected to be incurred in connection with a loss contingency are expensed as incurred.

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

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

(x) Business Combinations

The Company uses the provisions of ASC Topic 805, Business Combinations (“ASC 805”) in the accounting for acquisitions of businesses. ASC 805 requires the Company to use the acquisition method of accounting by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the aforementioned amounts.

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

(y) Goodwill

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

(z) Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses amounted to approximately $4,645 and $2,817 for the years ended December 31, 2022 and 2021, respectively.

(aa) Fair value measurements

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

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

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

(bb) Reclassification

Certain balances in the 2021 consolidated financial statements have been reclassified to conform to the presentation in the 2022 consolidated financial statements, primarily the separate classification and presentation of accounts payable, gross profits, impairments and loss on disposal of assets. Such reclassifications did not have a material impact on the consolidated financial statements.

(cc) ) Recently adopted accounting pronouncements

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

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

2021 for all entities. The Company adopted ASU 2021-04 as of the reporting period beginning January 1, 2022. The adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements.

(dd) Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13's main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The ASU is not expected to have material impact on the Company’s financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires contract assets and contract liabilities acquired in a business acquisition to be recognized and measured in accordance with ASC Topic 606, Revenues from Contracts with Customers, which the Company generally expects will result in the recognition and measurement of contract assets and contract liabilities in a manner that is consistent with the acquiree. For the Company, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The materiality of the application of ASU 2021-08 depends on the recognition and measurement of acquired assets and liabilities associated with future acquisitions.

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Note 3. Net earnings/(loss) per Share of Common Stock

The table below presents the computation of basic and diluted (losses)/net earnings per common share:

	Year ended
	December 31,
	2022	2021
Basic numerator:
Net (loss) income attributable to XWELL, Inc.	$(32,837)	$3,349
Net (loss) income attributable to common shareholders	$(32,837)	$3,349
Basic denominator:
Basic weighted average shares outstanding	93,655,331	104,306,173
Basic (loss) earnings per share	$(0.35)	$0.03
Diluted numerator:
(Loss) earnings attributable to common shareholders	$(32,837)	$3,349
Diluted denominator:
Diluted weighted average shares outstanding	93,655,331	105,076,758
Diluted (loss) earnings per share	$(0.35)	$0.03

Net (loss) income per share data presented above excludes from the calculation of diluted net (loss) income, the following potentially dilutive securities, having an anti-dilutive impact, in case of net loss

Both vested and unvested options to purchase an equal number of shares of Common Stock	4,830,029	2,614,766
Unvested RSUs to issue an equal number of shares of Common Stock	281,250	521,049
Warrants to purchase an equal number of shares of Common Stock	1,172,088	37,338,164
Total number of potentially dilutive securities excluded from the calculation of earnings/(loss) per share attributable to common shareholders	6,283,367	40,473,979

Note 4. Variable Interest Entities

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

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

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

The aggregate carrying value of total assets and total liabilities included on the consolidated balance sheets for the PLLCs after elimination of intercompany transactions were $275, included in Cash and Cash Equivalents, and $146, included in Accrued expenses and other current liabilities, respectively, as of December 31, 2022.  The aggregate carrying value of total assets and total liabilities included on the consolidated balance sheets for the PLLCs after elimination of intercompany transactions were $3,033, included in Cash and Cash Equivalents, and $683, included in Accrued expenses and other current liabilities, respectively, as of December 31, 2021. The total revenue included on the consolidated statements of operations and comprehensive income (loss) for the PLLCs after elimination of intercompany transactions was $32,960 and  $50,689 for the twelve months ended December 31, 2022 and December 31, 2021, respectively.

Note 5. Cash, Cash Equivalents, and Restricted Cash

	December 31, 2022	December 31, 2021
Cash denominated in United States dollars	$16,344	$102,560
Cash denominated in currency other than United States dollars	2,562	2,133
Restricted cash	751	751
Credit and debit card receivables	132	813
Total cash, cash equivalents and restricted cash	$19,789	$106,257

The Company places its cash and temporary cash investments with credit quality institutions. At times, such cash denominated in United States dollars may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At December 31, 2022 and 2021, deposits in excess of FDIC limits were $16,069 and $103,339. As of December 31, 2022 and 2021, the Company held cash balances in overseas accounts, totaling $2,562 and $2,113, respectively, which are not insured by the FDIC. If the Company were to distribute the amounts held overseas, the Company would need to follow an approval and distribution process as defined in its operating and partnership agreements, which may delay and/or reduce the availability of that cash to the Company.

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Note 6. Other Current Assets

As of December 31, 2022, and 2021, the Company’s other current assets were comprised of the following:

	December 31, 2022	December 31, 2021
Prepaid expenses	$1,074	$1,047
Other	48	48
Total other current assets	$1,122	$1,095

Prepaid expenses are predominantly comprised of financed and prepaid insurance policies which have terms of one year or less.

Note 7. Property and Equipment

Property and equipment are comprised of three categories: leasehold improvements, furniture and fixtures, and other operating equipment as of December 31, 2022 and 2021 as follows:

	December 31,
	2022	2021	Useful Life
Leasehold improvements	$8,692	$11,225	Average 5-8 years
Furniture and fixtures	1,214	1,146	3-4 years
Other operating equipment	760	1,027	Maximum 5 years
	10,666	13,398
Accumulated depreciation	(7,000)	(6,740)
Total property and equipment, net	$3,666	$6,658

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the shorter of remaining lease term or economic useful life (which is on average 5-8 years).

The Company performed assessments of its property and equipment for impairment for the years ended December 31, 2022 and 2021 and based upon the results of the impairment tests, the Company recorded impairment expenses of approximately $4,559 and $68, respectively, which is included in “Impairment of long-lived assets” in the consolidated statements of operations and comprehensive loss. The increase in impairment expense is related to the closure of the XpresCheck locations throughout 2022, the underperformance of our Treat locations at JFK International airport and Phoenix Sky Harbor airport, and the impairment of certain XpresSpa stores.

During the years ended December 31, 2022 and 2021, the Company recorded $3,663 and $2,754, respectively, of depreciation expense.

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Note 8. Other Assets

Other assets in the consolidated balance sheets are comprised of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Equity investments	$104	$722
Lease deposits	1,973	2,030
Other	292	58
Other assets	$2,369	$2,810

As of December 31, 2022 and 2021, the equity investment in Route1 had a readily determinable fair value of $104 and $722, respectively. The Company recorded an unrealized loss of $618 in 2022 and an unrealized loss of $1,046 in 2021, in connection with the remeasurement of the shares of our common stock of  Route 1 it obtained in the 2018 sale of Group Mobile to Route 1. The loss/gain is included in Other non-operating income (expense), net on the consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2022 and 2021.

Also included in “Other assets” as of December 31, 2022 and 2021 were $1,973 and $2,030, respectively, of security deposits made pursuant to various lease agreements, which will be returned to the Company at the end of the leases.

Note 9. Intangible Assets

The following table provides information regarding the Company’s intangible assets, which consist of the following:

	December 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade names	$302	$(24)	$278	$1,339	$(1,118)	$221
Customer relationships	1,510	(542)	968	—	—	—
Software	4,485	(1,761)	2,724	3,886	(484)	3,402
Licenses	55	(17)	38	116	(7)	109
Total intangible assets	$6,352	$(2,344)	$4,008	$5,341	$(1,609)	$3,732

The Company’s trade name relates to the value of the Hyperpointe trade name, software relates to certain capitalized third-party costs related to a new website and a point-of-sale system; and licenses relates to certain capitalized costs of foreign acquisition.

In the year ended December 31, 2022, the Company recorded an impairment of $110 related to Software which is included in “Impairment of long-lived assets” on the Company’s consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2022. The Company did not record any impairment of intangible assets in 2021. The increase in impairment expense of intangible assets is primarily related to the closure of our XpresCheck locations throughout 2022.

The Company’s intangible assets are amortized over their expected useful lives, which is six years for trade names and five and three years for software, whereas the intangibles obtained as a result of the Hyperpointe acquisition have an estimated life of 5 to 12 years. During the years ended December 31, 2022 and 2021, the Company recorded amortization expense of $1,766, and $447, respectively, related to its intangible assets.

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Estimated amortization expense for the Company’s intangible assets at December 31, 2022 is as follows:

Calendar Years ending December 31,	Amount
2023	$1,503
2024	1,462
2025	411
2026	317
2027	77
Thereafter	238
Total	$4,008

Note 10. Acquisition of HyperPointe

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

The Company has recognized the assets and liabilities based on the acquisition date fair values. Based on an assessment of probability, the Company concluded that the acquisition did not result in the creation of any contingent consideration as of the Acquisition date and as of December 31, 2022.

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

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

The following table sets forth the significant assumptions utilized when valuing the Customer Relationships:

Customer relationships Attrition Rate	15.00%

Existing Customer Growth	3.00%

Business Development Expense for New Customers	0.50%

Customer relationships Discount Rate	26.00%

Estimated Remaining Economic Life (Years) (approx.)	5	yrs

The following table sets forth the significant assumptions utilized when valuing the Tradename:

% of Revenue Attributable to Trade Name	100%

Royalty Rate	1.00%

Trade Name Discount Rate	24.50%

Remaining Economic Life (Years)	12	yrs

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The adjustments set forth in the following consolidated Balance Sheet reflect the effect of the consummation of the acquisition:

Consideration paid	$7,257

Fair value of assets acquired and liabilities assumed

Cash and cash equivalents	$2,269
Accounts receivable	346
Unbilled Receivables	56
Prepaid expenses and other current assets	19
Other long-term assets	16
Property and equipment	68
Customer relationships	1,198
Trade name	302
Software	335

Accounts payable	(653)
Deferred revenue	(723)
3,233
Goodwill	$4,024

Note 11. Leases

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

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The following is a summary of the activity in the Company’s current and long-term operating lease liabilities for the year ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(4,092)	$(4,230)
Leased assets obtained in exchange for new and modified operating lease liabilities	$6,891	$3,646
Leased assets surrendered in exchange for termination of operating lease liabilities	$—	$9

As of December 31, 2022, future minimum operating leases commitments are as follows:

Calendar Years ending December 31,	Amount
2023	$3,479
2024	3,153
2025	2,676
2026	1,618
2027	1,495
Thereafter	4,389
Total future lease payments	16,810
Less: interest expense at incremental borrowing rate	(2,703)
Net present value of lease liabilities	$14,107

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	5.98	years
Weighted average discount rate used to determine present value of operating lease liability:	7.69%

Variable lease payments calculated monthly as a percentage of a product and services revenue were $1,392 and $576 for the years ended December 31, 2022 and 2021, respectively.

Rent expense for operating leases for the years ended December 31, 2022 and 2021 were $3,917 and $2,069, respectively.

The Company performed assessments of its right of use lease assets for impairment for the years ended December 31, 2022 and 2021. Based upon the results of the impairment tests, the Company recorded impairment expenses of approximately $1,110 and $747 which is included in Impairment of operating lease right-of-use assets on the consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2022 and 2021, respectively.

Note 12. Long-term Notes and Convertible Notes

Paycheck Protection Program

On May 1, 2020, the Company entered into a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“the PPP”) promissory note in the principal amount of $5,653 payable to Bank of America, NA (“Bank of America”) evidencing a PPP loan (the “PPP Loan”). The PPP Loan bore interest at a rate of 1% per annum. No payments were due on the PPP Loan during a six-month deferral period commencing on May 2, 2020. Commencing one month after the

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

expiration of the deferral period and continuing on the same day of each month thereafter until the maturity date of the PPP Loan, the Company was obligated to make monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the PPP Loan by the maturity date, which was May 2, 2022. The PPP loan balance was $3,584 as of December 31, 2021.  The PPP loan was paid off  in full on the maturity date of May 2, 2022.

Note 13. Stockholders’ Equity and Warrants

Share Repurchase Program

During 2021, the Company executed on its share repurchase program, repurchasing and retiring 4,702,072 shares at an average cost of $1.66 per share, for a total of $7,825.

During 2022, the Company continued to execute on its share repurchase program, repurchasing and retiring 19,526,706 shares at an average cost of $1.22 per share, for a total of $23,789

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. Exceptions may apply, for example, if the repurchases are less than $1,000 or issued to employees. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Warrants

The following table represents the activity related to the Company’s warrants during the year ended December 31, 2022:

		Weighted average	Exercise
	No. of warrant	exercise price	price range
December 31, 2021	37,817,694	$2.99		$0.525 - 6.566
Granted	—	$—	$
Exercised	—	$—	$
Expired	(36,645,606)	$3.02		$1.7 - 6.566
December 31, 2022	1,172,088	$2.00		$1.7 - 2.125

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The Company’s outstanding equity warrants as of December 31, 2022 consist of the following:

			Remaining
			contractual
	No. outstanding	Exercise price	life		Expiration Date
January 2021 Placement Agent Warrants	510,588	$2.125	0.08	years	January 28, 2023
January 2021 Placement Agent Tail Fee	35,000	$1.7	0.08	years	January 28, 2023
February 2021 Placement Agent Warrants	284,000	$2.125	0.12	years	February 11, 2023
February 2021 Placement Agent Warrants	48,000	$2.125	0.13	years	February 16, 2023
February 2021 Placement Agent Tail Fee	248,500	$1.7	0.12	years	February 11, 2023
February 2021 Placement Agent Tail Fee	42,000	$1.7	0.13	years	February 16, 2023
December 2021 Placement Agent Tail Fee	4,000	$2.125	0.99	years	December 27, 2023
	1,172,088

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

Note 14. Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy exists, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are:

Level 1: Inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date.

Level 3: Unobservable inputs, that are supported by little or no market activity and are developed based on the best information available in the circumstances. For example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The following table presents the placement in the fair value hierarchy of the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2022 and 2021.  Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible property and equipment, right-of-use assets, and other intangible assets, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets. Recoverability is based on estimated undiscounted cash flows or other relevant observable/unobservable measures. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is included in Impairment of long-lived assets and Impairment of operating lease right-of-use assets in the consolidated statements of operations and comprehensive loss.

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of December 31, 2022:
Recurring fair value measurements
Equity securities:
Route1, Inc.	$104	$—	$104	$—
Total equity securities	104	—	104	—
Total recurring fair value measurements	$104	$—	$104	$—
Nonrecurring fair value measurements
Intangible assets	4,008	—	—	4,008
Total nonrecurring fair value measurements	$4,008	$—	$—	$4,008

As of December 31, 2021
Recurring fair value measurements
Equity securities:
Route1	$722	$—	$722	$—
Total equity securities	722	—	722	—
Total recurring fair value measurements	$722	$—	$722	$—

In addition to the above, the Company’s financial instruments as of December 31, 2022 and 2021 consisted of cash and cash equivalents, receivables, accounts payable and debt. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

Note 15. Stock-based Compensation

The Company has a stock-based compensation plan available to grant stock options and RSUs to the Company’s directors, employees and consultants.

In September 2020, the Board of Directors approved a new stock-based compensation plan available to grant stock options, restricted stock and Restricted Stock Units (“RSU’s”) aggregating to 5,000,000 shares of Common Stock, to the

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Company’s directors, employees and consultants. Shareholder approval of the plan was subsequently obtained on October 28, 2020. On October 4, 2022, shareholders approved the amendment to the Company’s 2020 Equity Incentive Plan to increase the number of shares authorized for issuance under the Plan by 7,500,000 shares of Common Stock to an aggregate of 12,500,000 shares. Under the 2020 Equity Incentive Plan (the “2020 Plan”), a maximum of 7,396,691 shares of Common Stock remained available for issuance as of December 31, 2022.

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

In September 2020, XpresTest created a stock-based compensation plan available to grant stock options, restricted stock and RSU’s to the XpresTest’s directors, employees and consultants. Under the XpresTest 2020 Equity Incentive Plan (the “XpresTest Plan”), a maximum of 200 shares of XpresTest common stock may be awarded, which would represent 20% of the total number of shares of common stock of XpresTest as of December 31, 2022. Certain named executive officers, consultants, and directors of the Company are eligible to participate in the XpresTest Plan. The XpresTest Plan RSAs vest upon satisfaction of certain service and performance-based conditions. The fair value of the XpresTest Plan RSAs is determined based on the weighted average of (i) Fair Value of XpresTest under the Indirect Valuation Method developing assumptions for XpresSpa Net Market Cap and XpresSpa standalone Fair Value, and (ii) Direct Valuation Method developing assumptions for XpresTest Representative Forecasted Revenue for 2021 and Peer companies Revenue’s Multiples.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past.

The following variables were used as inputs in the model:

Share price of the Company’s Common Stock on the grant date:	$0.65 - 1.64
Exercise price:	$0.65 - 1.64
Expected volatility:	119.41 - 123.45%
Expected dividend yield:	0%
Annual average risk-free rate:	1.62 - 4.14%
Expected term:	6.41 - 6.43	years

Total stock-based compensation expense for the years ended December 31, 2022 and 2021 was $3,770 and $2,856, respectively.

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The following tables summarize information about stock options and RSU activity during the year ended December 31, 2022:

	RSUs		XpresTest RSAs		Stock options
		Weighted		Weighted		Weighted
		average		average		average	Exercise
	No. of	grant date	No. of	grant date	No. of	exercise	price
	RSUs	fair value	RSAs	fair value	options	price	range
Outstanding as of December 31, 2021	600,000	$1.63	—	$—	2,826,871	$2.57	$1.19 - 2,460
Granted	531,250	0.84	15.0	56,890	2,350,338	1.46	0.65 - 1.64
Exercised/Vested	(850,000)	1.46	(10.0)	61,550	—	—
Forfeited	—	—	—	—	(245,027)	1.55	1.43-3.82
Expired	—	—	—	—	(102,153)	6.05	1.44-2,232
Outstanding as of December 31, 2022	281,250	$0.65	5.0	$47,570	4,830,029	$2.00	$0.65 - 2,460
Exercisable as of December 31, 2022					2,061,259	$2.56	$1.19 - 2,460

The following tables summarize information about stock options and RSU activity during the year ended December 31, 2021:

	RSUs		XpresTest RSAs		Stock options
		Weighted		Weighted		Weighted
		average		average		average	Exercise
	No. of	grant date	No. of	grant date	No. of	exercise	price
	RSUs	fair value	RSAs	fair value	options	price	range
Outstanding as of December 31, 2020	—	$—	28.75	$11,390.35	1,353,888	$3.82	$1.53 - 2,460.0
Granted	1,349,167	1.58	120.00	5,227.20	1,668,297	1.56	1.19 - 1.61
Exercised/Vested	(749,167)	1.54	(148.75)	6,418.40	(8,334)	1.53
Forfeited	—	—	—	—	(183,230)	1.61
Expired	—	—	—	—	(3,750)	50.8	NA
Outstanding as of December 31, 2021	600,000	$1.63	—	$—	2,826,871	$2.57	$1.19 - 2,460.0
Exercisable as of December 31, 2021					1,024,694	$3.81	$1.19 - 2,460.0

The weighted average remaining contractual term for options outstanding as of December 31, 2022 and 2021 was 7.83 years and 8.71 years, respectively.

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

As of December 31, 2022, Aggregate Intrinsic Value of Options Outstanding and Vested was $0.  As of December 31, 2021, Aggregate Intrinsic Value of Options Outstanding and Vested was $545.

Unrecognized stock-based payment cost related to non-vested stock options as of December 31, 2022 and 2021 were $2,506 and $2,088, respectively.

Unrecognized stock-based payment cost related to non-vested RSUs as of December 31, 2022 and 2021 were $183 and $978 respectively.

Note 16. Segment Information

The Company analyzes the results of the Company’s business through the Company’s four reportable segments: XpresSpa, XpresTest, Treat and HyperPointe. The XpresSpa segment provides travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. The XpresTest segment provides diagnostic COVID-19 tests at XpresCheck™ Wellness Centers in airports, to airport employees and to the traveling public.  The Treat segment provides access to integrated care which can seamlessly fit into a post-pandemic world and is designed to deliver on-demand access to integrated healthcare through technology and personalized services, positioned for a traveler to access health care, records and real-time information all in one place, as well as book appointments in the Company’s on-site wellness centers as they reopen. HyperPointe, which we acquired in January 2022, provides a broad range of service and support options for our customers, including technical support services and advanced services. The chief operating decision maker evaluates the operating results and performance of the Company’s segments through operating income. Expenses that can be specifically identified with a segment have been included as deductions in determining operating income. Any remaining expenses and other charges are included in Corporate and Other.

The Company currently operates in two geographical regions: United States and all other countries, which include Netherlands, Turkiye and United Arab Emirates. The following table represents the geographical revenue, and total long-lived asset information as of and for the years ended December 31, 2022 and 2021. There were no concentrations of geographical revenue and long-lived assets related to any single foreign country that were material to the Company’s consolidated financial statements. Long-lived assets include property and equipment, restricted cash, equity investments, security deposits and right of use lease assets.

	For the years ended
	December 31,
	2022	2021
Revenue
United States	$52,250	$71,114
All other countries	3,689	2,615
Total revenue	$55,939	$73,729
Long-lived assets
United States	$15,084	$9,698
All other countries	3,710	4,799
Total long-lived assets	$18,794	$14,497

The Company’s continuing operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise’s CODM in deciding how to allocate resources and in assessing performance.

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

As a result of the Company’s transition to a pure-play health and wellness services company, the Company currently has four reportable operating segments: XpresSpa, XpresTest Treat and HyperPointe.

For 2022, customers A, B, and C comprised approximately 55%, 33%,  and 10%, respectively of the Companys’ net sales from its Hyperpointe segment.

As of December 31, 2022, Customers A and D comprised approximately 55% and 27%,  respectively of the Company’s accounts receivable at its Hyperpointe segment.

Customer E comprised approximately 10% of the Company’s net sales from its XpresTest segment.  Customer F comprised approximately 99% of the Company’s accounts receivable at its XpresTest segment and 92% of the Company’s accounts receivable.

	For the twelve months ended
	December 31,
	2022	2021
Revenue
XpresSpa	$13,680	$4,614
XpresTest	38,523	69,078
Treat	1,392	37
HyperPointe	2,344	—
Corporate and other	—	—
Total revenue	$55,939	$73,729

	For the twelve months ended
	December 31,
	2022	2021
Operating loss
XpresSpa	$(12,910)	$(9,617)
XpresTest	2,403	25,452
Treat	(10,577)	(5,735)
HyperPointe	(1,165)	—
Corporate and other	(8,914)	(5,993)
Total operating (loss) income	$(31,163)	$4,107

	2022	2021
Depreciation & Amortization
XpresSpa	$1,479	$1,281
XpresTest	1,711	1,858
Treat	1,876	50
HyperPointe	332	—
Corporate and other	31	12
Total depreciation & amortization	$5,429	$3,201

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

	2022	2021
Capital Expenditures
XpresSpa	$2,134	$908
XpresTest	775	1,723
Treat	3,274	5,904
HyperPointe	—	—
Corporate and other	110	136
Total capital expenditures	$6,293	$8,671

	As of December 31,
	2022	2021
Long-lived Assets
XpresSpa	$11,851	8,419
XpresTest	112	2,246
Treat	2,314	2,700
HyperPointe	4,108	—
Corporate and other	409	1,132
Total long-lived Assets	$18,794	$14,497

	2022	2021
Assets
XpresSpa	$21,135	$12,351
XpresTest	4,285	19,349
Treat	3,186	5,918
HyperPointe	6,913	—
Corporate and other	34,907	89,648
Total assets	$70,426	$127,266

Long-lived assets includes property and equipment, right of use lease assets, security deposits, equity investments and restricted cash.

The Company performed impairment assessments of long-lived assets and operating lease right-of-use asset for the years ended December 31, 2022 and 2021. Based upon the results of the impairment tests, the Company recorded impairment expenses of long-lived assets for approximately $619, $677 and $3,373 for its XpresSpa, XpresTest and Treat segments respectively for the year ended December 31, 2022. Additionally, the Company recorded impairment expenses of lease right-of-use asset for approximately $936, $38 and $136  for its XpresSpa, XpresTest and Treat segments respectively for the year ended December 31, 2022. For the year ended December 31,2021 the Company recorded impairment expenses of long-lived assets for approximately $68 and impairment expenses of operating lease right-of-use asset for approximately $747 only in its XpresSpa segment; the XpresTest and Treat segments were not impaired in 2021.

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Note 17. Accrued Expenses and Other Current Liabilities

As of December 31, 2022, and 2021, the Company’s accrued expenses and other current liabilities were comprised of the following:

	December 31, 2022	December 31, 2021
Litigation accrual	$963	$845
Accrued compensation	2,008	2,862
Tax-related liabilities	573	603
Common area maintenance accruals	160	—
AP Accruals	754	431
Gift certificates	496	494
Construction accrual	—	930
Credit card processing fees	33	501
Other miscellaneous accruals	732	757
Total accrued expenses and other current liabilities	$5,719	$7,423

Note 18. Income Taxes

For the years ended December 31, 2022 and 2021, the income (loss) before income taxes consisted of the following:

	2022	2021
Domestic	$(32,445)	$3,137
Foreign	(129)	(188)
	$(32,574)	$2,949

Income tax expense for the years ended December 31, 2022 and 2021 consisted of the following:

	For the years ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	41	56
Foreign	14	—
Deferred:
Federal	—	—
	$55	$56

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Income tax expense differed from the amounts computed by applying the applicable United States federal income tax rate to loss from continuing operations before taxes on income as a result of the following:

	For the years ended December 31,
	2022	2021
Income (loss) from operations before income taxes	$(32,574)	$2,949
Tax rate	21%	21%

Computed “expected” tax benefit	(6,841)	619
State taxes, net of federal income tax benefit	706	1,516
Change in valuation allowance	7,014	(10,946)
Adjustment JV Basis	339	4,445
Nondeductible expenses	341	1,104
Return to Provision Adjustment	(94)	2,403
State Deferred Rate Change	(570)	—
Asset Impairment Adjustment	(810)	—
Other items	(31)	915
Income tax expense	$55	$56

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Deferred income tax assets
Net operating loss carryforwards	$51,932	$48,556
Stock-based compensation	1,029	507
Intangible assets and other	7,298	4,235
Net deferred income tax assets	60,259	53,298
Less:
Valuation allowance	(60,259)	(53,298)
Net deferred income tax assets	$—	$—

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

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The cumulative valuation allowance as of December 31, 2022 is $60,259 which will be reduced if and when the Company determines that the deferred income tax assets are more likely than not to be realized.

As of January 1, 2021	$64,245
Charged to cost and expenses	(8,544)
Return to provision true-up and other	(2,403)
As of December 31, 2021	53,298
Charged to cost and expenses	6,864
Return to provision true-up and other	97
As of December 31, 2022	$60,259

As of December 31, 2022, the Company’s estimated aggregate total NOLs were $150,926 for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $75,045 for U.S. federal purposes with an indefinite life due to new regulations in the Tax Cuts and Jobs Act of 2017. The NOL amounts are presented before Internal Revenue Code, Section 382 limitations ("Section 382"). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, the Company’s ability to utilize all such NOL and credit carryforwards may be limited. The Coronavirus Aid, Relief, and Economic Security Act or "CARES Act" was enacted subsequent to the December 31, 2019  period, on March 27, 2020.  The CARES act provided for favorable business provisions. However, the Company does not anticipate the income tax provision changes to materially benefit the Company.

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has recorded accruals of $963 and $845 as of December 31, 2022 and December 31, 2021, respectively, which is included in Accrued expenses and other current liabilities in the consolidated balance sheets.

The Company expenses legal fees in the period in which they are incurred.

Kyle Collins v. Spa Products Import & Distribution Co., LLC et al

This is a combined class action and California Private Attorney’s General Act (“PAGA”) action.  Plaintiff seeks to recover wages, penalties and PAGA penalties for claims for (1) failure to provide meal periods, (2) failure to provide rest breaks, (3) failure to pay overtime, (4) inaccurate wage statements, (5) waiting time penalties, and (6) PAGA penalties of $0.1 per employee per pay period per violation. There are approximately 240 current and former employees in the litigation class.  The parties agreed to mediation on May 26, 2020, however, due to COVID-19, the parties subsequently stayed all proceedings. The mediation session occurred on March 18, 2021, and the parties reached a settlement which

XWELL, Inc. (Formerly known as  XpresSpa Group, Inc.) and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

was approved on September 20, 2022 for the amount of $513 and additional payroll taxes of $4. Funding of the settlement amount occurred on January 26, 2023. The Company recorded an accrual of $517 as of December 31,2022 which is included in Accrued expenses and other current liabilities in the consolidated balance sheets.

OTG Management PHL B v. XpresSpa Philadelphia Terminal B et al.

On May 9, 2022, a lawsuit was filed in the Philadelphia Court of Common Pleas by OTG Management at Philadelphia International Airport, claiming that XWELL improperly backed out of its sublease for space at Terminal B and now owes between $864 and $2,250 in accelerated rent for the 12-year contract. They claim that by refusing to complete the project, failing to commence and maintain operations, refusing to pay rent and improperly purporting to terminate the lease (among other acts and omissions), XWELL breached the lease. OTG Management has agreed to extend XWELL’s time to respond to the Complaint to May 6, 2023.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto, duly authorized on the 17th day of April  2023.

XWELL, Inc.

By:	/s/ SCOTT R. MILFORD
Scott R. Milford
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ SCOTT R. MILFORD	Chief Executive Officer and Director (Principal	April 17 2023
Scott R. Milford	Executive Officer)

/s/ Omar A. Haynes	Interim Chief Financial Officer (Principal Financial Officer and Principal	April 17 2023
Omar A. Haynes	Accounting Officer)

/s/ BRUCE T. BERNSTEIN	Director	April 17 2023
Bruce T. Bernstein

/s/ ROBERT WEINSTEIN	Director	April 17, 2023
Robert Weinstein

/s/ MICHAEL LEBOWITZ	Director	April 17, 2023
Michael Lebowitz

/s/ DONALD E. STOUT	Director	April 17, 2023
Donald E. Stout