Form 10-K/A
period 2022-12-31
XWELL, Inc.
filed 2023-05-01
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to _____

Commission file number 001-34785

XWELL, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4988129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

254 West 31st Street 11th Floor New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212)-750-9595

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ⌧

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

As of April 19, 2023, 83,418,535 shares of the registrant’s common stock are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Auditor Name:	Marcum LLP	Auditor Location:	East Hanover, New Jersey	Auditor Firm ID:	688

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of XWELL, Inc. (“XWELL” or the “Company”) for the fiscal year ended December 31, 2022 as originally filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023 (the “Original Filing”). This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because the Company has not filed and will not file a definitive proxy statement within 120 days after the end of its 2022 fiscal year. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial and accounting officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

All references in this Form 10-K/A to “we,” “us” and “our” refer to XWELL, Inc., a Delaware corporation, and its consolidated subsidiaries unless the context requires otherwise.

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

Set forth below are the names of our directors and executive officers, their ages (as of the filing date of this Form 10-K/A), their position(s) with the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships among any of the directors or executive officers. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion that each person listed below as a director should serve as a director is set forth below:

Name	Age	Position(s) with the Company
Bruce T. Bernstein*(1)(2)(3)(4)	59	Chairman of the Board of Directors
Robert Weinstein*(2)(4)	63	Director
Donald E. Stout*(1)(2)(3)	77	Director
Michael Lebowitz* (4)	50	Director
Scott R. Milford	58	Chief Executive Officer and Director
Omar A. Haynes	41	Interim Chief Financial Officer
Ezra T. Ernst	54	Executive Vice President of XWELL, Chief Executive Officer of XpresTest, Inc. and President and Chief Executive Officer of Hyperpointe

*Independent director under the rules of The Nasdaq Stock Market

(1)	Current member of Compensation Committee
(2)	Current member of Audit Committee
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

Scott Milford joined the Company in July 2019 and has served as our Chief Executive Officer and as a member of our Board of Directors since January 19, 2022. Prior to January 2022, Mr. Milford served as our Chief Operating Officer since December 2020.  Prior to that, he served as our first Chief People Officer since July 2019.  Mr. Milford has over 30 years of experience at high profile and diverse organizations. Prior to joining XWELL, he served as VP, People Operations at SoulCycle from January to July 2019, where he led the creation and deployment of that company’s talent acquisition strategy, the development of an annual performance cycle, and created and deployed the “people strategy” that supported the opening of the brand’s first European studio in London. This included the development of talent acquisition and talent management plans, compensation design and all policies and procedures governing studio operations. Prior to that, he served as Chief People Officer for Bayada, a $1 billion Home Health Care Company, during 2018, where he played a significant role in building the organizational infrastructure necessary to scale the business from 400 service offices to 1,000 offices. Previously, he was Senior Vice President – Human Resources for Le Pain Quotidien from 2016 to 2018, where he was responsible for driving operational excellence through strategic HR planning, building organizational and employee capabilities, facilitating change, and building effective working relationships with employees and guests on a global scale. His other relevant experiences include senior leadership positions at Town Sports International, Starbucks Coffee Company, Universal Music Group, Viacom, and Blockbuster Entertainment.

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

Donald E. Stout has been our director since July 2012, and was a director of Innovate/Protect, Inc. from November 2011 through the consummation of its merger with us. In a career spanning over forty years, Mr. Stout has been involved in virtually all facets of intellectual property law. Mr. Stout is a partner at a law firm Fitch, Even, Tabin & Flannery LLP since 2015 and he had been a senior partner at the law firm of Antonelli, Terry, Stout & Kraus, LLP from 1982 to 2015. As an attorney in private practice, Mr. Stout has focused on litigation, licensing and representation of clients before the United States Patent and Trademark Office (“USPTO”) in diverse technological areas. From 1971 to 1972, Mr. Stout worked as a law clerk for two members of the USPTO Board of Appeals and, from 1968 to 1972. Mr. Stout was an assistant examiner at the USPTO, where he focused on patent applications covering radio and television technologies. Mr. Stout has written and prosecuted hundreds of patent applications in diverse technologies, rendered opinions on patent infringement and validity, and has testified as an expert witness regarding obtaining and prosecuting patents. Mr. Stout is also the co-founder of NTP Inc., which licensed Research in Motion (RIM), the maker of the Blackberry handheld devices, for $612.5 million to settle a patent infringement action. Mr. Stout also previously served on the Board of Directors of Tessera Technologies, Inc. (TSRA). Mr. Stout is a member of the bars of the District of Columbia and Virginia, and is admitted to practice before the Supreme Court of the United States, the Court of Appeals for the Federal Circuit and the USPTO. Mr. Stout holds a Bachelor’s degree in Electrical Engineering, with distinction, from Pennsylvania State University, and a J.D., with honors, from The George Washington University.

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

Executive Officers

Omar Haynes

Mr. Haynes has served as Vice President of Treasury & Finance of the Company since June 2021 and will continue to retain those titles while serving as the Company’s Interim Chief Financial Officer.  He joined the Company as Associate Director of Finance in March 2017, then served as Director of Finance, Analytics & Treasury from January 2019 to June 2020, and then Treasurer & Senior Director of Finance from June 2020 to May 2021. Previously he was an associate at both Alvarez & Marsal and Conway, Del Genio, Gries & Co., LLC. Mr. Haynes holds a Bachelor of Arts in Quantitative Economics from Tufts University.

Ezra T. Ernst

Mr. Ernst has served as Executive Vice President of the Company and Chief Executive Officer of our subsidiary XpresTest, Inc. since our January 2022 acquisition of gcg Connect LLC d/b/a Hyperpointe.  He also has served as President and Chief Executive Officer of Hyperpointe since March, 2020.  Prior to Hyperpointe, he previously served as Chief Executive Officer of Physicians Weekly, LLC, a provider of medical news and education for healthcare professionals, from August 2015 to March 2020, Chief Commercial Officer of Treato, a health-related data analytics company, from September 2013 to August 2015 and General Manager at WebMD, an online publisher of health and medical news and information, from December 2008 to January 2013.

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2022, there were five meetings of our Board of Directors as well as nine unanimous written consents. The various committees of the Board of Directors met a total of 11 times. All directors attended more than 75 percent of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings held by all committees of the board on which he served.  The Board of Directors has adopted a policy under which each member of the Board of Directors is strongly encouraged, but not required, to attend each annual meeting of our stockholders.  All five of our directors attended our 2022 annual meeting of stockholders.

Audit Committee. Our Audit Committee met five times during fiscal 2022. This committee currently has three members, Robert Weinstein (Chairman), Bruce T. Bernstein and Donald E. Stout. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews our annual and quarterly financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits.

The Board determined that all members of the Audit Committee qualify as independent under the listing standards promulgated by the SEC and Nasdaq, as such standards apply specifically to members of audit committees. The Board of Directors has determined that both Messrs. Weinstein and Bernstein are “audit committee financial experts,” as defined by the SEC in Item 407 of Regulation S-K.  A copy of the Audit Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.xwell.com/corporate-governance.

Compensation Committee. Our Compensation Committee met three times during fiscal 2022.  This committee currently, has two members, Bruce T. Bernstein (Chairman) and Donald E. Stout.

Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) and our 2020 Equity Incentive Plan (the “2020 Plan”).  The Compensation Committee is responsible for (1) the determination of the compensation of our Chief Executive Officer, and conducts its decision-making process with respect to that issue without the Chief Executive Officer present, (2) the determination of the compensation of the executive officers of the Company other than the Chief Executive Officer based upon the recommendation of the Chief Executive Officer and such other customary factors that the Committee deems necessary or appropriate, and (3) the establishment and review of general compensation policies with the objective of attracting and retaining superior talent, rewarding individual performance and achieving our financial goals. The Compensation Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities. During fiscal year 2022, the Compensation Committee did engage a third-party compensation consultant to review the Board’s compensation structure as well as benchmark it against the Company’s peer group.

The Board determined that both members of the Compensation Committee qualify as independent under the Nasdaq listing standards. A copy of the Compensation Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.xwell.com/corporate-governance.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee met one time during fiscal 2022.  This committee, currently has two members, Bruce T. Bernstein (Chairman) and Donald E. Stout.  The Nominating and Corporate Governance Committee’s role and responsibilities are set forth in the Nominating and Corporate Governance Committee’s written charter and is authorized to:

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

The Board determined that both members of the Nominating and Corporate Governance Committee qualify as independent under the Nasdaq listing standards. A copy of the Nominating and Governance Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.xwell.com/corporate-governance.

Additional Committee – the Strategic Affairs Committee.  The Strategic Affairs Committee met two times during fiscal 2022.  This committee was formed in September of 2021 to assist the Board in reviewing, analyzing, considering and assessing, potential acquisitions, joint ventures, strategic investments, divestitures and other strategic transactions. The committee currently has three members: Bruce T. Bernstein (Chairman), Robert Weinstein and Michael Lebowitz.  The Strategic Affairs Committee’s responsibilities include, among others:

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

Our management is primarily responsible for managing the risks we face in the ordinary course of operating our business. The Board oversees potential risks and our risk management activities by receiving operational and strategic presentations from management which include discussions of key risks to our business. The Board also periodically discusses with management important compliance and quality issues. In addition, the Board has delegated risk oversight to each of its key committees within their areas of responsibility. For example, the Audit Committee assists the Board in fulfilling its oversight of the quality and integrity of our financial statements and our compliance with legal and regulatory requirements relating to our financial statements and related disclosures. The Compensation Committee assists the Board in its risk oversight function by overseeing strategies with respect to our incentive compensation programs and key employee retention issues. We believe our Board leadership structure facilitates the division of risk management oversight responsibilities among the Board committees and enhances the Board’s efficiency in fulfilling its oversight function with respect to different areas of our business risks and our risk mitigation practices.

Board Diversity Matrix

The Nasdaq diversity matrix is set forth below as required under the listing requirements of Nasdaq.

Board Diversity Matrix (As of April 17, 2023)
Total Number of Directors - 5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors		5

Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White		5
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

Delinquent Section 16(a) Reports

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis, except that each of Bruce T. Bernstein, Michael Lebowitz, Donald E. Stout and Robert Weinstein, directors, filed one Form 4 reporting receipt of equity grants one business day late.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our employees, including our principal executive officer and principal financial and accounting officer. The text of the code of conduct and ethics is posted on the “Investors — Corporate Governance” section of our website at www.xwell.com/corporate-governance, and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 254 West 31st Street 11th Floor, New York, New York 10001. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by Nasdaq rules.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation awarded or paid by us during the fiscal years ended December 31, 2022 and 2021 to (i) our principal executive officer; and (ii) the two most highly compensated executive officers other than the principal executive officer who was serving as executive officer at December 31, 2022 (collectively, the “named executive officers”).

			Non-Equity
			Incentive Plan	Option	Stock	All Other
		Salary	Compensation	Awards	Awards	Compensation	Total
Name and principal position	Year	($)	($)	($)(1)	($)(1)	($)(5)	($)

Scott Milford(2)	2022	413,462	181,704	36,290	615,500	—	1,246,956
Chief Executive Officer	2021	350,000	—	768,479	—	—	1,118,479

Omar A Haynes(3)	2022	251,250	101,856	36,290	65,000	—	454,397
Interim Chief Financial Officer

Ezra T. Ernst(4)	2022	318,425	—	362,900	—	—	681,325
Executive Vice President of XWELL, Chief Executive Officer of XpresTest and President and Chief Executive Officer of Hyperpointe

Douglas Satzman(5)	2022	24,726	168,341	—	—	450,388	643,455
Former Chief Executive Officer	2021	472,115	—	1,042,934	326,000	—	1,841,049
(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Notes 2 and 15 to our consolidated financial statements included in the Original Filing. The amount reported for Mr. Haynes is the grant date fair value of a restricted stock unit award for 100,000 shares of our Common Stock.
(2)	Mr. Milford is currently our Chief Executive Officer, effective January 19, 2022. Prior to that, he served as our Chief Operating Officer since December 14, 2020. Compensation in 2022 includes equity awards of stock options and restricted stock. Compensation in 2021 includes equity awards of stock options.
(3)	Mr. Haynes is currently our Chief Financial Officer, effective June 13, 2022. Prior to that, he served as Vice President of Treasury & Finance of the Company, a non-executive role, since June 2021 and he continue to retain that title while serving as the Company’s Interim Chief Financial Officer. He served as Treasurer & Senior Director of Finance from June 2020 to May 2021. Compensation in 2022 includes equity awards of stock options and restricted stock.
(4)	Mr. Ernst has served as our Executive Vice President and the Chief Executive Officer of XpresTest Inc. since January 9, 2022. Compensation in 2022 includes equity awards of stock options.
(5)	Mr. Satzman served as our Chief Executive Officer until January 19, 2022. Amounts reported under the “All Other Compensation” column in 2022 include a severance payment pursuant to our separation agreement with Mr. Satzman Compensation in 2021 includes equity awards of stock options and restricted stock. As noted under “— Potential Payments upon Termination or Change-In-Control” below, Mr. Satzman received incentive compensation of $158,341 attributable to calendar year 2021, as provided in his employment agreement.

Narrative Disclosure to Summary Compensation Table

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

On March 28, 2022, the Company and Mr. Milford entered into an Executive Employment Agreement effective as of January 19, 2022, the date of Mr. Milford’s assumption of the role of Chief Executive Officer.. The agreement has a term of two years from such January 19, 2022 effective date. Following that period, Mr. Milford will continue to be employed by the Company as an “at will” employee.  Mr. Milford is entitled to receive an annual base salary of $425,000. He is also eligible to participate in any annual bonus and other incentive compensation program that the Company may adopt from time to time for its executive officers. Mr. Milford is eligible to earn an annual bonus, the target amount of which is up to one hundred percent (100%) of his base salary, based upon the achievement of performance goals and metrics established by the Board at its sole discretion. Any bonus will be determined as soon as reasonably practicable after the Company’s annual financial statements are finalized and will be split 50/50 between cash and a grant of restricted stock units with respect to the Company’s common stock.

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

Omar A. Haynes

For his service as Interim Chief Financial Officer, Mr. Haynes receives a base salary of $288,750 annually, subject to review by the Compensation Committee of the Company’s board of directors. He is eligible to receive an annual cash bonus with a target of 50% of his base salary and will be eligible to participate in any annual bonus or other incentive compensation program that the Company may adopt from time to time for its executive officers.

Ezra Ernst

On January 9, 2022, the Company and Mr. Ernst entered into an Executive Employment Agreement, pursuant to which Mr. Ernst serves as the Chief Executive Officer and a director of XpresTest.  The agreement has a term of three years from the date of closing of the Company’s acquisition of Hyperpointe.  Mr. Ernst is entitled to receive an annual base salary of $375,000. He is also eligible to participate in any annual bonus and other incentive compensation program that the Company may adopt from time to time for its executive officers. Mr. Ernst is eligible to earn an annual bonus, the target amount of which is up to fifty percent (50%) of his base salary, based upon the achievement of performance goals and metrics established by the Board at its sole discretion. Any bonus will be determined as soon as reasonably practicable after the Company’s annual financial statements are finalized and will be split 50/50 between cash and a grant of restricted stock units with respect to the Company’s common stock.

In the event the employment agreement is terminated for good reason by Mr. Ernst, or by the Company without cause and Mr. Ernst provides the Company with a release of claims, Mr. Ernst shall be entitled to receive a cash severance payment in the amount of one hundred percent (100%) of his then current base salary and one year of COBRA continuation coverage.  In addition, the agreement contains non-solicitation and non-competition provisions that apply during the term of Mr. Ernst’s employment and for six months thereafter.

Outstanding Equity Awards at 2022 Fiscal Year End

The following table sets forth information regarding grants of stock options and unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2022, to each of our named executive officers.

	Option Awards				Stock Awards
					Number	Market
		Number			of shares	value
	Number	of securities			of units	of shares
	of securities	underlying			of stock	of units
	underlying	unexercised			that	of stock
	unexercised	options	Option		have not	that
	options	(#) un-	exercise	Option expiration	vested	have not
Name	(#) exercisable	exercisable	price ($)	date	(#)	vested ($)
Scott Milford (1)					—	—
2020 Non-Qualified Stock Options from the 2012 Plan	58,334	—	1.53	April 20, 2030
2020 Incentive Stock Options from the 2012 Plan	32,106	—	5.01	September 6, 2030
2020 Non-Qualified Stock Options from the 2020 Plan	32,106	64,213	5.01	October 28, 2030
2021 Non-Qualified Stock Options from the 2020 Plan	95,108	285,327	1.61	January 21, 2031
2022 Non-Qualified Stock Options from the 2020 Plan	—	100,000	.1.43	April 20, 2032

Omar Haynes (1)					75,000	$ 0.36
2020 Non-Qualified Stock Options from the 2012 Plan	33,334	—	1.53	April 20, 2030
2021 Non-Qualified Stock Options from the 2020 Plan	27,174	81,522	1.61	January 21, 2031
2022 Non-Qualified Stock Options from the 2020 Plan	—	100,000	.1.43	April 20, 2032

Ezra Ernst (1)					—	—
Inducement Plan	—	1,000,000	1.64	January 14, 2032

Douglas Satzman					—	—
2019 Non-Qualified Stock Option from the 2012 Plan	25,000	—	12.60	February 11, 2029
2020 Non-Qualified Stock Options from the 2012 Plan	83,334	—	1.53	April 20, 2030
2021 Non-Qualified Stock Options from the 2020 Plan	516,304	—	1.74	January 21, 2031

(1)	Un-exercisable Options vest in equal annual increments over each of the remaining anniversaries of the date of grant.

Pension Benefits

We do not have any qualified or nonqualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

Potential Payments upon Termination or Change-In-Control

The following summarizes the payments and potential payments to each of our named executive officers as of December 31, 2022 upon termination or change-in-control. The discussion assumes that such event occurred on

December 31, 2022, the last business day of our fiscal year, at which time the closing price of our common stock as listed on Nasdaq was $0.36 per share. For a further discussion of these provisions see the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” above.

Scott R. Milford

In the event Mr. Milford’s employment agreement is terminated for good reason by Mr. Milford, or by the Company without cause and Mr. Milford provides the Company with a release of claims, Mr. Milford shall be entitled to receive a cash severance payment in the amount of one hundred percent (100%) of his then current base salary and one year of COBRA continuation coverage.

Omar A. Haynes

Mr. Haynes is not entitled to any payments upon termination or change-in-control.

Ezra Ernst

In the event Mr. Ernst’s employment agreement is terminated for good reason by Mr. Ernst, or by the Company without cause and Mr. Ernst provides the Company with a release of claims, Mr. Ernst shall be entitled to receive a cash severance payment in the amount of one hundred percent (100%) of his then current base salary and one year of COBRA continuation coverage.

Douglas Satzman

Mr. Satzman resigned from the Company on January 19, 2022. Under the terms of the Separation Agreement and Release that he entered into with the Company, Mr. Satzman received (i) an amount equal to his current annual base salary ($475,000) as severance, paid over the 12-month period following January 21, 2022 in accordance with the Company’s regular payroll schedule and (ii) subsidization of COBRA continuation payments under the Company’ group medical insurance plans until January 31, 2023. Mr. Satzman’s employment provided that if he had earned any bonus or non-equity based incentive compensation which remained unpaid upon termination of employment for any reason, whether by Mr. Satzman or us other than for cause, then he became entitled to receive a pro-rata portion of such incentive compensation at the time it was paid. Mr. Satzman received incentive compensation of $158,341 attributable to calendar year 2021 as provided in his employment agreement, as well as $10,000 representing expense reimbursement. The Separation and Release Agreement also provided for the vesting of all stock options, RSUs and other stock-based awards outstanding held by Mr. Satzman immediately after the effective date of that agreement, in exchange for a general release in favor of the Company.

Director Compensation

The following table sets forth the compensation of persons who served as non-employee members of our Board of Directors during the fiscal year ended December 31, 2022.

	Fees
	Earned or
	Paid in	Stock	Option	All Other
	Cash	Awards	Awards	Compensation	Total
Name	($)	($)(1)	($)(1)	($)(6)	($)
Bruce T. Bernstein(2)(6)	190,000	80,000	34,022	120,000	424,022
Donald E. Stout(3)	70,000	40,000	17,011		127,011
Robert Weinstein(4)	120,000	40,000	17,011		177,011
Michael Lebowitz(5)	90,000	40,000	17,011		147,011
(1)	Amounts represent the aggregate grant date fair value of the restricted stock units and option awards granted during the fiscal year computed in accordance with FASB ASC Topic 718. See Notes 2 and 15 to the consolidated financial statements disclosed in the Original Filing for the assumptions made in the valuation of the equity awards.
(2)	As of December 31, 2022, Mr. Bernstein held 250,282 unexercised options.
(3)	As of December 31, 2022, Mr. Stout held 153,619 unexercised options.
(4)	As of December 31, 2022, Mr. Weinstein held 151,619 unexercised options.
(5)	As of December 31, 2022, Mr. Lebowitz held 139,952 unexercised options.
(6)	Consists of $120,000 in cash paid in respect of XpresTest, Inc. board services (as described below).

At various times during 2022, the Board and the Compensation Committee of the Board of Directors engaged StreeterWyatt Analytics, an independent third-party compensation analyst, to evaluate and make recommendations regarding the compensation paid to our directors.

In January 2022, the Board requested and received analysis and evaluation from StreeterWyatt Analytics regarding the Company’s compensation structure.  Based on its review, the Compensation Committee recommended, and the full Board approved, a new director compensation program effective for fiscal year 2022:

●	For the Chairman of the Board: $350,000 per year, consisting of:
o	$150,000 in cash; and
o	equity awards having a combined value of $200,000, consisting of (i) a grant of a Non-Qualified Stock Option to purchase such number of shares of Common Stock having a grant date fair value of $120,000 and (ii) a grant of RSUs of such number of shares having a grant date value of $80,000.
●	For the other non-employee Directors: $170,000 per year, consisting of:
o	$70,000 in cash; and
o	equity awards having a combined value of $100,000, consisting of (i) a grant of a Non-Qualified Stock Option to purchase such number of shares of Common Stock having a grant date fair value of $60,000 and (ii) a grant of RSUs of such number of shares having a grant date value of $40,000.
●	The following additional cash payments:
o	$30,000 in cash to the Chairman of the Audit Committee.
o	$20,000 in cash to the Chairman of the Compensation Committee.
o	$20,000 in cash to each member of the Strategic Affairs Committee.

We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance and participation in Board and committee meetings (including costs of travel, food and lodging).

In addition, Mr. Bernstein received $120,000 in cash compensation in fiscal 2022 specifically related to the duties, responsibilities and services of Mr. Bernstein beyond the scope of normal Board member services in connection with his role as a non-employee director of XpresTest, which amount was approved in March 2021 following the Board’s review of an analysis and evaluation from StreeterWyatt Analytics of appropriate director compensation specifically related to such duties.  The Board concluded at the time, and continued to conclude, that under the circumstances and in light of the services performed, such compensation represents “ordinary-course compensation” for Mr. Bernstein’s XpresTest board services as a member of the board of directors of XpresTest, and that such compensation therefore would not preclude a determination that Mr. Bernstein would be independent for, among other things, membership of the Audit Committee of the Company under Rule 10A-3 under the Securities Exchange Act of 1934, and Nasdaq listing rules, as such compensation represents fees for such XpresTest board services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain aggregate information, as of December 31, 2022 with respect to all of our equity compensation plans then in effect:

No. of securities
remaining
available for
	No. of securities		future issuance
	to be issued upon	Weighted-	under equity
	exercise of	average exercise	compensation
	outstanding	price of	plans (excluding
	options,	outstanding	securities
	warrants and	options, warrants	reflected in
Plan Category	rights	and rights ($)	the first column)
Total equity compensation plans approved by security holders (1)	5,111,279	$2.42	7,396,691
(1)	These plans consist solely of the 2020 Plan, as approved by our Board of Directors in September 2020 and by our stockholders in October 2020. On October 4, 2022, shareholders approved the amendment to the Company’s 2020 Equity Incentive Plan to increase the number of shares authorized for issuance under the Plan by 7,500,000 shares of Common Stock to an aggregate of 12,500,000 shares. Under the 2020 Equity Incentive Plan (the “2020 Plan”), a maximum of 7,396,691 shares of Common Stock remained available for issuance as of December 31, 2022.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of April 19, 2023 for (a) each stockholder known by us to own beneficially more than 5% of Common Stock, (b) each of our named executive officers, (c) each of our directors and director nominees, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of Common Stock that may be acquired by an individual or group within 60 days of April 19, 2023, pursuant to the exercise of options or warrants or the vesting of restricted stock units, as applicable, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but not for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 83,418,535 shares of Common Stock as of April 19, 2023.

	Number of	Percent of
	Shares of	Shares of
	Common	Common
	Stock	Stock
	Beneficially	Beneficially
Name and Address of Beneficial Owner(1)	Owned	Owned
Five percent or more beneficial owners:

The Vanguard Group(2)	4,862,523	5.8%

Directors and named executive officers:

Scott Milford(3)	491,418	*
Omar Haynes(4)	238,230	*
Ezra Ernst(5)	380,935	*
Douglas Satzman	779,093	*
Bruce T. Bernstein(6)	1,179,410	1.4%
Donald E. Stout(7)	387,971	*
Robert Weinstein(8)	333,104	*
Michael Lebowitz(9)	474,437	*
		*
All current directors and officers as a group (7 individuals)(10):	3,485,505	4.2%
*	Less than 1%
(1)	Unless otherwise indicated, the business address of the individuals is c/o XWELL, Inc., 254 West 31st Street, 11th Floor, New York, NY 10001.
(2)	Based on Form SC 13G filed by The Vanguard Group with the SEC on February 9, 2023, which reported 4,862,523 shares of Common Stock ownership as of December 30, 2022. The principal business address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(3)	The number of shares of Common Stock beneficially owned includes 41,155 shares of Common Stock and options to purchase 450,263 shares of Common Stock, which are exercisable within 60 days of April 19, 2023.
(4)	The number of shares of Common Stock beneficially owned includes 100,548 shares of Common Stock and Restricted Stock Units and options to purchase 137,682 shares of Common Stock, which are exercisable within 60 days of April 19, 2023.
(5)	The number of shares of Common Stock beneficially owned includes 22,602 shares of Common Stock and options to purchase 358,333 shares of Common Stock, which are exercisable within 60 days of April 19, 2023.
(6)	The number of shares of Common Stock beneficially owned includes 779,128 shares of Common Stock and options to purchase 400,282 shares of Common Stock, which are exercisable within 60 days of April 19, 2023.
(7)	The number of shares of Common Stock beneficially owned includes 159,485 shares of Common Stock and options to purchase 228,426 shares of Common Stock, which are exercisable within 60 days of April 19, 2023.

(8)	The number of shares of Common Stock beneficially owned includes 106,485 shares of Common Stock and options to purchase 226,619 shares of Common Stock, which are exercisable within 60 days of April 19, 2023.
(9)	The number of shares of Common Stock beneficially owned includes 259,485 vested shares of Common Stock and options to purchase 214,952 shares of Common Stock, which are exercisable within 60 days of April 19, 2022.
(10)	See footnotes (3) through (9).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On May 4, 2020, we approved the engagement of Friedman LLP (“Friedman”) as our independent registered public accounting firm for the fiscal year ended December 31, 2020. We continued to engage Friedman as our independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021. This selection was ratified by our stockholders at the 2020, 2021 and 2022 annual meetings held on October 28, 2020, September 30, 2021 and October 4, 2022. In deciding to select Friedman, the Audit Committee carefully considered the qualifications of Friedman, including their reputation for integrity, quality, and competence in the fields of accounting and auditing. Effective September 1, 2022, Friedman combined with Marcum LLP (“Marcum”), and Marcum became our Auditors as of October 4, 2022, following the approval of their engagement by our Audit Committee. Further, the Audit Committee reviewed auditor independence issues and existing commercial relationships with Marcum and Friedman. The Audit Committee concluded that independence of Marcum and Friedman was not impaired for the fiscal years ended December 31, 2022, and 2021. For the fiscal years ended December 31, 2022, and 2021, we incurred the following fees for the services of Marcum and Friedman:

	2022	2021

Friedman/Marcum:

Audit fees(1)	$410,025	$268,957
Audit-related fees(2)	80,242	107,492

Total	$490,267	$376,449
(1)	Audit fees includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees includes fees for benefit plan audits and lease compliance audits.

Pre-Approval of Audit and Non-Audit Services

Consistent with SEC policies and guidelines regarding audit independence, our Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. Our Audit Committee pre-approves these services by category and service. Our Audit Committee pre-approved all of the services provided by our independent registered public accounting firms in 2022 and 2021.

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

4.3	Form of Warrant to Purchase Shares of Common Stock of FORM Holdings Corp. (incorporated by reference from Annex F to our Registration Statement on Form S-4 filed with the SEC on October 26, 2016)

Exhibit No.	Description

4.4	Form of Secured Convertible Note (incorporated by reference from Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018)

4.5	Amendment to Secured Convertible Note (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 27, 2019)

4.6	Second Amended and Restated Convertible Promissory Note, dated as of July 8, 2019 (incorporated by reference from Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

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

Exhibit No.	Description

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

10.45†

Stock Option Agreement between XpresSpa Group, Inc. and Ezra Ernst dated January 14, 2022 (incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-8 filed on March 31, 2022).

10.46†

Executive Employment Agreement dated March 28, 2022, between the Company and Scott Milford. (incorporated by reference from Exhibit 10.48 to our Annual Report on Form 10-K filed with the SEC on March 31, 2022)

10.47†

XWELL, Inc. (formerly known as XpresSpa Group, Inc.) 2020 Equity Incentive Plan, as amended October 4, 2022 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed with the SEC on October 25, 2022).

23.1	Consent of Marcum LLP, independent registered public accounting firm (incorporated by reference from Exhibit 23.1 to our Annual Report on Form 10-K filed with the SEC on April 17, 2023)

23.2	Consent of Friedman LLP, independent registered public accounting firm (incorporated by reference from Exhibit 23.2 to our Annual Report on Form 10-K filed with the SEC on April 17, 2023)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32 to our Annual Report on Form 10-K filed with the SEC on April 17, 2023)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit No.	Description

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL documents)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York of New York on the 1st day of May, 2023.

XWELL, INC.

By:	/s/ Scott R Milford
Name:	Scott R Milford
Title:	Chief Executive Officer