Form 10-Q
period 2023-03-31
XWELL, Inc.
filed 2023-05-15
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, 83,418,535 shares of the registrant’s common stock were outstanding.

XWELL, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Current assets
Cash and cash equivalents	$9,869	$19,038
Marketable Securities	25,241	23,153
Accounts receivable	2,015	2,858
Inventory	995	1,161
Other current assets	1,773	1,122
Total current assets	39,893	47,332

Restricted cash	751	751
Property and equipment, net	4,326	3,666
Intangible assets, net	3,629	4,008
Operating lease right of use assets, net	7,759	8,276
Goodwill	4,024	4,024
Other assets	2,213	2,369
Total assets	$62,595	$70,426

Current liabilities
Accounts payable	$2,318	$2,312
Accrued expenses and other current liabilities	4,014	5,719
Current portion of operating lease liabilities	2,376	2,586
Deferred revenue	345	339
Total current liabilities	9,053	10,956

Long-term liabilities
Operating lease liabilities	10,951	11,521
Total liabilities	20,004	22,477
Commitments and contingencies (see Note 11)

Equity
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 83,352,580 and 83,232,262 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	833	832
Additional paid-in capital	468,306	467,740
Accumulated deficit	(433,621)	(428,112)
Accumulated other comprehensive loss	(664)	(534)
Total equity attributable to XWELL, Inc.	34,854	39,926
Noncontrolling interests	7,737	8,023
Total equity	42,591	47,949
Total liabilities and equity	$62,595	$70,426

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2023	2022

Revenue, net
Patient services revenue	$131	$19,389
Services	5,772	3,777
Products	596	345
HyperPointe Services	561	523
Other	3	14
Total revenue, net	7,063	24,048
Cost of sales
Labor	4,378	5,462
Occupancy	1,213	1,068
Products and other operating costs	950	8,517
Total cost of sales	6,541	15,047

Gross Profit	522	9,001

Depreciation and amortization	587	1,264
Loss on disposal of assets	132	-
General and administrative	6,091	10,188
Total operating expenses	6,810	11,452
Operating loss	(6,288)	(2,451)
Interest income, net	393	7
Foreign exchange gain (loss)	85	(2)
Other non-operating expense, net	(19)	(316)
Loss before income taxes	(5,829)	(2,762)
Income tax expense	-	-
Net loss	(5,829)	(2,762)
Net loss (income) attributable to noncontrolling interests	320	(1,521)
Net loss attributable to XWELL, Inc.	$(5,509)	$(4,283)

Net loss	$(5,829)	$(2,762)
Other comprehensive loss from operations	(130)	(41)
Comprehensive loss income	$(5,959)	$(2,803)
Loss per share
Basic and diluted loss per share	$(0.07)	$(0.04)
Weighted-average number of shares outstanding during the period
Basic	83,345,896	101,601,913
Diluted	83,345,896	101,601,913

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

					Accumulated
			Additional		other	Total	Non-
	Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	in capital	deficit	loss	equity	interests	equity
December 31, 2022	83,232,262	$832	$467,740	$(428,112)	$(534)	$39,926	$8,023	$47,949
Issuance of restricted stock units	120,318	1	(1)	—	—	—	—	—
Value of Shares Withheld to fund payroll taxes	—	—	(22)	—	—	(22)	—	(22)
Stock-based compensation	—	—	589	—	—	589	23	612
Net loss for the period	—	—	—	(5,509)	—	(5,509)	(320)	(5,829)
Foreign currency translation	—	—	—	—	(130)	(130)	11	(119)
March 31, 2023	83,352,580	$833	$468,306	$(433,621)	$(664)	$34,854	$7,737	$42,591

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

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(5,829)	$(2,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	587	1,264
Gain on marketable securities	(206)	—
Amortization of operating lease right of use asset	416	398
Stock-based compensation	612	1,543
(Gain) loss on equity investment	(25)	273
Changes in assets and liabilities:
Decrease (increase) in inventory	166	(759)
Decrease (increase) in accounts receivable	843	(906)
(Increase) decrease in other assets, current and non-current	(469)	82
Increase in deferred revenue	6	192
Decrease in other liabilities, current and non-current	(2,482)	(1,612)
Increase in accounts payable	516	513
Net cash used in operating activities	(5,865)	(1,774)
Cash flows from investing activities
Acquisition of property and equipment	(1,404)	(1,659)
Investment in marketable securities	(1,882)	—
Acquisition of HyperPointe net of cash assumed	—	(4,853)
Acquisition of intangibles	(4)	(267)
Net cash used in investing activities	(3,290)	(6,779)
Cash flows from financing activities
Repurchase of Common Stock	—	(11,095)
Contributions from noncontrolling interests	—	200
Payments for shares withheld on vesting	(22)	(73)
Repayment of Paycheck Protection Program	—	(2,151)
Distributions to noncontrolling interests	—	(824)
Net cash used in financing activities	(22)	(13,943)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	(20)
Decrease in cash, cash equivalents and restricted cash	(9,169)	(22,516)
Cash, cash equivalents, and restricted cash at beginning of the period	19,789	106,257
Cash, cash equivalents, and restricted cash at end of the period	$10,620	$83,741
Cash paid for
Interest	$—	$7
Income taxes	—	$—
Non-cash investing and financing transactions
Capital expenditures included in Accounts payable, accrued expenses and other current liabilities	$38	$765
Issuance of Common Stock on acquisition of gcg Connect, LLC, d/b/a HyperPointe	$—	$906

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for share and per share data)

Note 1. Business, Basis of Presentation and Liquidity

Overview

On October 25, 2022,  the Company changed its name to XWELL, Inc. (“XWELL” or the “Company”) from XpresSpa Group, Inc. The Company’s common stock, par value $0.01 per share, which had previously been listed under the trading symbol “XSPA” on the Nasdaq Capital Market, now trades under the trading symbol “XWEL” since the opening of the trading market on October 25, 2022.  The Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State on October 24, 2022 (the “Amended and Restated Certificate”) reflecting the name change. Rebranding to XWELL aligned the Company’s corporate strategy to build a pure-play health and wellness services company, in both the airport and off airport marketplaces.

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

As of March 31, 2023, there were 25 operating XpresSpa domestic locations. During 2022, the Company sold one location in Austin-Bergstrom International Airport to its franchisee which now operates both locations at this airport. As the Company continues to monitor fluctuating airport volumes, the Company will  also continue to review operating hours to optimize revenue opportunity.

The Company also had 10 international locations operating as of March 31, 2023, including two XpresSpa locations in Dubai International Airport in the United Arab Emirates, three XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands and five XpresSpa locations in Istanbul Airport in Turkey.

XpresTest

The Company in partnership with certain COVID-19 testing partners, successfully launched its XpresCheck Wellness Centers through its XpresTest, Inc. subsidiary (“XpresTest”), offering testing services, also in airports.  During 2022, as countries continued to relax their testing requirements resulting in rapid decline of testing volumes at Company’s  XpresCheck locations, the Company closed all but one XpresCheck Wellness Center. Therefore, as of March 31, 2023, there was only one operating XpresCheck location operating in one airport.

XpresTest began conducting biosurveillance monitoring with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo in 2021 and on January 31, 2022, the Company announced the extension of the initial program, bringing the total contract to $5,534. As of August 2022, the program was renewed in partnership with Ginkgo BioWorks for a new two-year contract term which represents approximately $7,331 in revenue (for the first year) for the XpresTest segment. Funding for the second year is anticipated but has not been confirmed at this time.

Treat

The Treat segment, which is operating through XWELL’s subsidiary Treat, Inc. (“Treat”) is a travel health and wellness brand that provides access to health and wellness services for travelers at on-site centers (currently located in JFK International Airport and in Salt Lake City International Airport).

In 2022, the Company’s Treat brand opened new locations in Phoenix Sky Harbor International Airport (pre-security) and Salt Lake City International Airport. With respect to these locations in Phoenix and Salt Lake City, agreements had already been executed with the aiports and the decision was made to convert these locations to Treat.

By the third quarter of 2022, it became clear that the Treat business was underperforming and as a result, the Company began to retool the offerings within the Treat locations by providing additional retail as part of our retail strategy expansion as well as lay the foundation to bring more spa-like services into the Treat location in an attempt to unify our core offering.

By the fourth quarter of 2022, the decision was made to close the pre-security Treat location at Phoenix Sky Harbor Airport. As of March 31, 2023, the Treat brand operates two locations (JFK International Airport and Salt Lake City International Airport).  These remaining Treat locations offer a full retail product offering and a suite of wellness and spa services.

HyperPointe

The Company’s HyperPointe segment, which the Company acquired in January 2022,  provides a broad range of service and support options for our customers, including technical support services and advanced services.

Basis of Presentation and Principles of Consolidation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as amended. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited annual financial statements but does not include all information required by GAAP for annual financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest as well as variable interest entities in which we are the primary beneficiaries. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Financial Condition

As of March 31, 2023, the Company had cash and cash equivalents, excluding restricted cash, of $9,869, $25,241 in marketable securities, and total current assets of $39,893. Our total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, and operating lease liabilities was approximately $9,053 as of March 31, 2023 and $10,956 as of December 31, 2022. The working capital surplus was $30,840 as of March 31, 2023, compared to a working capital surplus of  $36,376 as of December 31, 2022.

The Company has significantly reduced operating and overhead expenses since the second half of 2022, while it continues to focus on returning to overall profitability.

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

The Company has also entered into collaborative agreements with marketing partners whereby it sells certain of its partners’ products in its XpresSpa spas. The Company acts as an agent for revenue recognition purposes and therefore records revenue net of the revenue share payable to the partners. Upon receipt of the non-recurring, non-refundable initial collaboration fee, management records a deferred revenue liability and recognizes revenue on a straight-line basis over the life of the collaboration agreement.

XpresTest

During the third quarter of 2022, XpresTest, in partnership with Ginkgo Bioworks in continuation of their support to the CDC’s traveler-based SARS-CoV-2 genomic surveillance program were awarded a new contract. The partnership is expected to support public health and biosecurity services totaling approximately $16,000, with an overall potential to exceed $61,000 based on CDC program options and public health priorities. As COVID-19 sub-variants and other biological threats continue to emerge, the partners plan to expand the program footprint and incorporate innovative modalities and offerings, such as monitoring of wastewater from aircraft lavatories. The current contract with Ginkgo Bioworks related to the above partnership contains fixed pricing for which we are entitled to $6,761 for the sample collection (passenger and aircraft wastewater) and $570 for the traveler enrollment initiatives, which represents the amount of consideration that we are entitled. The Company recognizes revenue over time for both sample collection performance obligations, using the input method based on time elapsed to measure progress towards satisfying each of the performance obligations. The Company recognizes revenue ratably (straight line basis) over the term of the contract (one year). We will recognize revenue over time for the traveler enrollment initiative performance obligation based on the amount for which we have the right to invoice. The Company recorded $1,670 in revenue during the first quarter ended March 31, 2023 related to sample collection performance obligations because the Company’s efforts towards satisfying each of the performance obligations are expended evenly throughout the period of performance.

Treat

The Company recognizes revenue from the sale of Treat products and services when the services are rendered at Treat Centers and from the sale of products at the time products are purchased at the Treat Centers or online usually by credit card, net of discounts and applicable sales taxes. Accordingly, the Company recognizes revenue for the Company’s single performance obligation related to both in-centers and online sales at the point at which the service has been performed or the control of the merchandise has passed to the customer. Revenues from the Treat retail and e-commerce businesses are recorded at the time goods are shipped. Also, under the terms of Treat’s contracts professional limited liability companies (PLLCs), whereby the PLLCs as their performance obligations provide travel-related diagnostic testing for virus, cold, flu and other illnesses as well as hydration therapy, IV drips, and vitamin injections.  The Company determined that these PLLCs are variable interest entities due to its equity holder having insufficient capital at risk, and the Company having a variable interest in the PLLCs. As a result of this determination, the total revenue of the PLLCs is designated as revenue for the Company.  This  revenue is recognized at the point in time at which the service is performed by the PLLCs.

HyperPointe

Our HyperPointe segment which we acquired in January 2022,  provides broad range of service and support options for our customers, including technical support services and advanced services. Technical support services represent the majority of these offerings which are distinct performance obligations that are satisfied over time with revenue recognized ratably over the contract term. Advanced services are distinct performance obligations that are satisfied over time with revenue recognized as services are delivered.  Revenue billed in advance are treated as deferred revenue which was $310 and $322 as of March 31, 2023 and December 31, 2022, respectively.  HyperPointe had unbilled receivables of $295 and $0 as of March 31, 2023 and December 31, 2022, respectively, included in other current assets.

The Company excludes all sales taxes assessed to our customers from revenue. Sales taxes assessed on revenues are included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets until remitted to state agencies.

(b) Business Combinations

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”) in the accounting for acquisitions of businesses. ASC 805 requires the Company to use the acquisition method of accounting by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the aforementioned amounts.

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

(c) Goodwill

The Company accounts for goodwill under FASB ASC 350-30, Intangibles-Goodwill and Other. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. Goodwill is not amortized and is reviewed for impairment annually, or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company performs a quantitative test to identify and measure the amount of goodwill impairment loss. The Company compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, goodwill of the reporting unit is considered impaired, and that excess is recognized as a goodwill impairment loss.

(d) Reclassification

Certain balances in the condensed consolidated financial statements for the quarter ended March 31, 2022 have been reclassified to conform to the presentation in the condensed consolidated financial statements for the quarter ended March 31, 2023, primarily the separate classification and presentation of accounts payable, gross profits, and foreign exchange gain (loss). Such reclassifications did not have a material impact on the unaudited condensed consolidated financial statements.

Recently adopted accounting pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13's main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. The guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. On implementation in 2023, the ASU did not have material impact on the Company’s financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires contract assets and contract liabilities acquired in a business acquisition to be recognized and measured in accordance with ASC Topic 606, Revenues from Contracts with Customers, which the Company generally expects will result in the recognition and measurement of contract assets and contract liabilities in a manner that is consistent with the acquiree. For the Company, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company implemented the ASU 2021-08 in 2023. Although, the materiality of the application of ASU 2021-08 depends on the recognition and measurement of acquired assets and liabilities associated with future acquisitions, as the Company did not have any acquisition during the first quarter of 2023,  the adoption of  ASU 2021-08 did not have  material impact on the Company’s financial statements.

Note 3. Potentially Dilutive Securities

The table below presents the computation of basic and diluted net loss per share of Common Stock:

	Three months ended
	March 31,
	2023	2022
Basic numerator:
Net loss attributable to XWELL, Inc.	$(5,509)	$(4,283)
Net loss attributable to common shareholders	$(5,509)	$(4,283)
Basic and diluted denominator:
Basic and diluted weighted average shares outstanding	83,345,896	101,601,913
Basic and diluted loss per share	$(0.07)	$(0.04)

Net loss per share data presented above excludes from the calculation of diluted net (loss) income, the following potentially dilutive securities, having an anti-dilutive impact, in case of net loss
Both vested and unvested options to purchase an equal number of shares of Common Stock	7,694,370	4,062,699
Unvested RSUs to issue an equal number of shares of Common Stock	326,388	367,189
Warrants to purchase an equal number of shares of Common Stock	4,000	29,460,560
Total number of potentially dilutive securities excluded from the calculation of earnings/(loss) per share attributable to common shareholders	8,024,758	33,890,448

Note 4. Cash, Cash Equivalents, and Restricted Cash

	March 31, 2023	December 31, 2022
Cash denominated in United States dollars	$7,405	$16,344
Cash denominated in currency other than United States dollars	2,335	2,562
Restricted cash	751	751
Credit and debit card receivables	129	132
Total cash, cash equivalents and restricted cash	$10,620	$19,789

The Company places its cash and temporary cash investments with credit quality institutions. At times, such cash denominated in United States dollars may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At March 31, 2023 and December 31, 2022, deposits in excess of FDIC limits were $7,286 and $16,069, respectively. As of March 31, 2023 and December 31, 2022, the Company held cash balances in overseas accounts, totaling $2,335 and $2,562 respectively, which are not insured by the FDIC. If the Company were to distribute the amounts held overseas, the Company would need to follow an approval and distribution process as defined in its operating and partnership agreements, which may delay and/or reduce the availability of that cash to the Company.

Note 5. Intangible Assets

The following table provides information regarding the Company’s intangible assets subject to amortization, which consist of the following:

	March 31, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade names	$302	$(30)	$272	$302	$(24)	$278
Customer relationships	1,510	(602)	908	1,510	(542)	968
Software	4,199	(1,785)	2,414	4,485	(1,761)	2,724
Licenses	54	(19)	35	55	(17)	38
Total intangible assets	$6,065	$(2,436)	$3,629	$6,352	$(2,344)	$4,008

The Company’s trade name relates to the value of the HyperPointe trade name, software relates to certain capitalized third-party costs related to a new website and a point-of-sale system; and licenses relates to certain capitalized costs of foreign acquisition.

The Company’s intangible assets are amortized over their expected useful lives, which is six years for trade names and five and three years for software, whereas the intangibles obtained as a result of the HyperPointe acquisition have an estimated life of 5 to 12 years. The Company recorded amortization expense of $382 and $393 during the three months ended March 31, 2023 and 2022, respectively.

Estimated amortization expense for the Company’s intangible assets at March 31, 2023 is as follows:

Calendar Years ending December 31,	Amount
Remaining 2023	$1,124
2024	1,462
2025	411
2026	317
2027	77
Thereafter	238
Total	$3,629

Note 6. Leases

The Company leases spa and clinic locations at various domestic and international airports. Additionally, the Company leases its corporate office in New York City. Certain leases entered into by the Company are accounted for in accordance with ASC 842- Leases (“ASC 842”). The Company determines if an arrangement is a lease at inception and if it qualifies under ASC 842. The Company’s lease arrangements generally contain fixed payments throughout the term of the lease and most also contain a variable component to determine the lease obligation where a certain percentage of sales is used to calculate the lease payments. The Company enters into leases that expire, are amended and extended, or are extended on a month-to-month basis. Leases are not included in the calculation of the total lease liability and the right of use asset when they are month-to-month.

All qualifying leases held by the Company are classified as operating leases. Operating lease right of use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company records its operating lease right of use assets and operating lease liabilities based on required guaranteed payments under each lease agreement. The Company uses its incremental borrowing rate, which approximates the rate at which the Company can borrow funds on a secured basis, using the information available at commencement date of the lease in determining the present value of the guaranteed lease payments. The interest rate implicit in the lease is generally not determinable in transactions where a company is the lessee.

The Company reviews all of its existing lease agreements on a quarterly basis to determine whether there were any modifications to existing lease agreements and to assess if any leases should be accounted for pursuant to the guidance in ASC 842. The Company recalculates the right of use asset and lease liability based on the modified lease terms and adjusts both balances accordingly.

Supplemental cash flow information related to leases for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(973)	$(1,010)
Leased assets obtained in exchange for new and modified operating lease liabilities	$—	$305

As of March 31, 2023, operating leases contain the following future minimum commitments:

Calendar Years ending December 31,	Amount
Remaining 2023	$2,533
2024	3,092
2025	2,690
2026	1,631
2027	1,508
2028	1,129
Thereafter	3,328
Total future lease payments	15,911
Less: interest expense at incremental borrowing rate	(2,584)
Net present value of lease liabilities	$13,327

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	5.99	years
Weighted average discount rate used to determine present value of operating lease liability:	7.56%

Cash paid for minimum annual rental obligations was $662 and $271 for the three months ended March 31, 2023 and 2022, respectively.

Variable lease payments calculated monthly as a percentage of product and services revenue were $345 and $364 for the three months ended March 31, 2023 and 2022, respectively.

Note 7. Variable Interest Entities

Through its XpresCheck Wellness and Treat Centers the Company provides services pursuant to contracts with PLLCs which, in turn contracts with physicians and other medical professional providers to render COVID-19 and other medical diagnostic testing services to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, and the traveling public. The PLLCs collectively represent the Company’s affiliated medical group. The PLLCs were designed and structured to comply with the relevant laws and regulations governing professional medical practice, which generally prohibits the practice of medicine by lay persons or entities. All of the issued and outstanding equity interests of the PLLCs are owned by a licensed medical professional nominated by the Company (the “Nominee Shareholder”). Upon formation of the PLLCs, and initial issuance of equity interests, the Nominee Shareholder contributes a nominal amount of capital in exchange for their interest in the PLLC. The Company then executes with each PLLC a MSA, which provide for various administrative services, management services and day-to-day activities of the practice to be rendered by the Company through its XpresCheck Wellness Centers.

The Company also has exclusive responsibility for the provision of all non-medical services including contracting with customers who access the PLLCs for a medical visit, handling all financial transactions and day-to-day operations of each PLLC, overseeing the establishment of COVID-19 and other medical diagnostic testing services policies, and making recommendations to the PLLC in establishing the guidelines for the employment and compensation of the physicians and other employees of the PLLCs. Until June 30, 2021, MSA Fees were commensurate with the expected level of activity required to be billed by XpresCheck Wellness Centers. Therefore, these PLLCs were assessed not to be variable interest entities prior to July 1, 2021.

Effective, July 1, 2021, contractual arrangements between the Company, the Company’s affiliated medical group and nominated shareholder were modified in a manner that changes the characteristics or adequacy of the nominee shareholder’s equity investment at risk and residual returns. Therefore, due to reassessment triggered by the development on July 1, 2021, the Company determined that the PLLCs are now variable interest entities. Notwithstanding their legal form of ownership of equity interests in the PLLC, the primary beneficiary of the affiliated medical group is the Company as it meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the affiliated medical group; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the affiliated medical group. The Company consolidated the PLLCs under the VIE model since the Company has the power to direct activities that most significantly impact the PLLCs’ economic performance and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the PLLCs.

The aggregate carrying value of total assets included on the condensed consolidated balance sheets for the PLLCs after elimination of intercompany transactions was $147, included in cash and cash equivalents as of March 31, 2023. The aggregate carrying value of total assets and total liabilities included on the condensed balance sheets for the PLLCs after elimination of intercompany transactions were $275, included in cash and cash equivalents, and $146, included in accrued expenses and other current liabilities, respectively, as of December 31, 2022. The total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PLLCs after elimination of intercompany transactions was $131 and $19,389, for the three months ended March 31, 2023 and 2022, respectively.

Note 8. Stockholders’ Equity and Warrants

During the three months ended March 31, 2022, the Company continued to execute on its share repurchase program, repurchasing 7,142,446 shares at an average cost of $1.55 per share, for a total of $11,095.  The Company did not repurchase any shares during the three months ended March 31, 2023.

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

Warrants

The following table represents the activity related to the Company’s warrants during the three months ended March 31, 2023:

		Weighted average	Exercise
	No. of Warrants	exercise price	price range
December 31, 2022	1,172,088	$2.00	$1.7 - 2.125
Granted	—	—
Exercised	—	—
Expired	(1,168,088)	2.01	$1.7 - 2.125
March 31, 2023	4,000	$2.125	$2.125

Stock-based Compensation

The Company has a stock-based compensation plan available to grant stock options and RSUs to the Company’s directors, employees and consultants.

In September 2020, the Board of Directors approved the 2020 Equity Incentive Plan (the “2020 Plan”), a new stock-based compensation plan available to grant stock options, restricted stock and Restricted Stock Units (“RSU’s”) aggregating to 5,000,000 shares of Common Stock, to the Company’s directors, employees and consultants. Shareholder approval of the 2020 Plan was subsequently obtained on October 28, 2020. On October 4, 2022, shareholders approved the amendment to the 2020 Plan to increase the number of shares authorized for issuance under the 2020 Plan by 7,500,000 shares of Common Stock to an aggregate of 12,500,000 shares. Under the 2020 Plan, a maximum of 4,388,329 shares of Common Stock remained available for issuance as of March 31, 2023.

In September 2020, XpresTest created a stock-based compensation plan available to grant stock options, restricted stock  and RSU’s to the XpresTest’s directors, employees and consultants. Under the XpresTest 2020 Equity Incentive Plan (the “XpresTest Plan”), a maximum of 200 shares of XpresTest common stock may be awarded, which would represent 20% of the total number of shares of common stock of XpresTest as of March 31, 2023. Certain named executive officers, consultants, and directors of the Company are eligible to participate in the XpresTest Plan. The XpresTest Plan RSAs vest upon satisfaction of certain service and performance-based conditions. The fair value of the XpresTest Plan RSAs is determined based on the weighted average of (i) Fair Value of XpresTest under the Indirect Valuation Method developing assumptions for XWELL’s Net Market Cap and XWELL’s standalone Fair Value, and (ii) Direct Valuation Method developing assumptions for XpresTest Representative Forecasted Revenue for 2021 and Peer companies Revenue’s Multiple. As of March 31, 2023, there is $167 of unrecognized stock-based compensation related to the XpresTest Plan.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past.

The following variables were used as inputs in the model:

Share price of the Company’s Common Stock on the grant date:	$0.36 - 0.41
Exercise price:	$0.36 - 0.41
Expected volatility:	119.41-121.04%
Expected dividend yield:	0%
Annual average risk-free rate:	3.65 - 3.96%
Expected term:	6.32 - 6.41	years

The following tables summarize information about stock options and RSU activity during the three months ended March 31, 2023:

	RSUs		XpresTest RSAs		Stock options
		Weighted		Weighted		Weighted
		average		average		average	Exercise
	No. of	grant date	No. of	grant date	No. of	exercise	price
	RSUs	fair value	RSAs	fair value	options	price	range
Outstanding as of December 31, 2022	281,250	$0.65	5.00	$47,570	4,830,029	$2.00	$0.65 - 2,460
Granted	138,888	0.36	—	—	2,886,388	$0.40	0.36 - 0.41
Exercised/Vested	(93,750)	0.65	—	—	—	—
Forfeited	—	—	—	—	(16,914)	$1.43	$1.43
Expired	—	—	—	—	(5,133)	$50.93	$1.53 - 1,908
Outstanding as of March 31, 2023	326,388	$0.53	5.00	$47,570	7,694,370	$1.37	$0.36 - 2,460
Exercisable as of March 31, 2023					3,285,125	$1.93	$0.40- 2,460

Total stock-based compensation for the three-month periods ended March 31, 2023 and 2022 is $612 and $1,543, respectively. The Company had $2,992 and $2,506 of unrecognized stock-based compensation related to the XWELL Stock Options, as of March 31, 2023 and December 31, 2022, respectively.

Note 9. Accrued expenses and other current liabilities

As of March 31, 2023 and  December 31, 2022, the Company’s accrued expenses and other current liabilities were comprised of the following:

	March 31, 2023	December 31, 2022
Litigation accrual	$449	$963
Accrued compensation	990	2,008
Tax-related liabilities	547	573
Common area maintenance accruals	217	160
Accounts payable accruals	662	754
Gift certificates	496	496
Credit card processing fees	34	33
Other miscellaneous accruals	619	732
Total accrued expenses and other current liabilities	$4,014	$5,719

Note 10. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision for the three-month period ended March 31, 2023 reflects a de minimis estimated global annual effective tax rate.

As of March 31, 2023, deferred tax assets generated from the Company’s activities in the United States were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. Net operating losses generated for tax years beginning after December 31, 2017 do not expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit.

The Company had de minimis income tax expense for each of the three-month period ended March 31, 2023 and 2022. This was attributable primarily to operating results in conjunction with a full valuation allowance. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates. The Company does not expect to record any additional material provisions for unrecognized tax benefits in the next year.

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has recorded accruals of $449 and $963 as of March 31, 2023 and December 31, 2022, respectively, which is included in Accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The Company expenses legal fees in the period in which they are incurred.

Kyle Collins v. Spa Products Import & Distribution Co., LLC et al

This is a combined class action and California Private Attorney’s General Act (“PAGA”) action.  Plaintiff seeks to recover wages, penalties and PAGA penalties for claims for (1) failure to provide meal periods, (2) failure to provide rest breaks, (3) failure to pay overtime, (4) inaccurate wage statements, (5) waiting time penalties, and (6) PAGA penalties of $0.1 per employee per pay period per violation. There are approximately 240 current and former employees in the litigation class.  The parties agreed to mediation on May 26, 2020, however, due to COVID-19, the parties subsequently stayed all proceedings. The mediation session occurred on March 18, 2021, and the parties reached a settlement which was approved on September 20, 2022 for the amount of $517 and additional payroll taxes of $4. Funding of the settlement amount occurred on January 26, 2023.

OTG Management PHL B v. XpresSpa Philadelphia Terminal B et al.

On May 9, 2022, a lawsuit was filed in the Philadelphia Court of Common Pleas by OTG Management at Philadelphia International Airport, claiming that XWELL improperly backed out of its sublease for space at Terminal B and now owes between $864 and $2,250 in accelerated rent for the 12-year contract. They claim that by refusing to complete the project, failing to commence and maintain operations, refusing to pay rent and improperly purporting to terminate the lease (among other acts and omissions), XWELL breached the lease. OTG Management has agreed to extend XWELL’s time to respond to the Complaint to July 4, 2023.

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

Note 12. Segment Information

The Company analyzes the results of the Company’s business through its four reportable segments: XpresSpa, XpresTest, Treat and HyperPointe. The XpresSpa segment provides travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. The XpresTest segment provides diagnostic COVID-19 tests at XpresCheck™ Wellness Centers in airports, to airport employees and to the traveling public.  The Treat segment provides access to integrated care which can seamlessly fit into a post-pandemic world and is designed to deliver on-demand access to integrated healthcare through technology and personalized services, positioned for a traveler to access health care, records and real-time information all in one place, as well as book appointments in the Company’s on-site wellness centers as they reopen. HyperPointe, which the Company acquired in January 2022, provides a broad range of service and support options for our customers, including technical support services and advanced services. The chief operating decision maker evaluates the operating results and performance of the Company’s segments through operating income. Expenses that can be specifically identified with a segment have been included as deductions in determining operating income. Any remaining expenses and other charges are included in Corporate and Other.

	For the three months ended
	March 31,
	2023	2022
Revenue
XpresSpa	$4,499	$2,643
XpresTest	1,799	20,596
Treat	204	286
HyperPointe	561	523
Total revenue	$7,063	$24,048

	2023	2022

Operating loss
XpresSpa	$(3,132)	$(4,455)
XpresTest	(25)	6,205
Treat	(444)	(1,296)
HyperPointe	(256)	(277)
Corporate and other	(2,431)	(2,628)
Total operating loss	$(6,288)	$(2,451)

	2023	2022
Depreciation & amortization
XpresSpa	$423	$343
XpresTest	—	529
Treat	65	325
HyperPointe	86	62
Corporate and other	13	5
Total depreciation & amortization	$587	$1,264

	For the three months ended
	March 31,
	2023	2022
Capital expenditures
XpresSpa	$834	$49
XpresTest	17	563
Treat	33	2,032
HyperPointe	11	—
Corporate and other	7	21
Total capital expenditures	$902	$2,665

	March 31, 2023	December 31, 2022
Long-lived Assets
XpresSpa	$12,082	$11,851
XpresTest	124	112
Treat	2,264	2,314
HyperPointe	4,082	4,108
Corporate and other	393	409
Total long-lived Assets	$18,945	$18,794

	March 31, 2023	December 31, 2022
Assets
XpresSpa	$21,076	$21,135
XpresTest	2,281	4,285
Treat	3,228	3,186
HyperPointe	6,593	6,913
Corporate and other	29,417	34,907
Total assets	$62,595	$70,426

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will be,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K  for the year ended December 31, 2022 filed on April 17, 2023, as amended on May 1, 2023 (the “2022 Annual Report”) and this Quarterly Report on Form 10-Q and any future reports we file with the Securities and Exchange Commission (“SEC”). The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to XWELL, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

Following the temporary closure of all global XpresSpa locations due to the categorization by local jurisdictions of the spa locations as “non-essential services” during the COVID-19 pandemic, XpresSpa reopened 25 domestic locations as of March 31, 2023. During 2022, we sold one location in Austin-Bergstrom International Airport to its franchisee which now operates both locations at this airport. As we continue to monitor fluctuating airport volumes, we will  also continue to review operating hours to optimize revenue opportunity.

We also have 10 international locations operating, including 2 XpresSpa locations in Dubai International Airport in the United Arab Emirates, three XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands and five XpresSpa locations in Istanbul Airport in Turkey.

Following the temporary closure of all global XpresSpa locations noted above, in partnership with certain COVID-19 testing partners, we successfully launched our XpresCheck® segment through XWELL’s subsidiary XpresTest, Inc. (“XpresCheck” or “XpresTest”). The XpresCheck Wellness Centers offered COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents during the pandemic.

At one point, XpresCheck had 15 locations open in 12 airports across the United States.  Following the relaxation of testing requirements by the US and other countries in 2022, XpresCheck locations began to close.  As of March 31, 2023, there is only one operating XpresCheck location operating in one airport.

XpresTest began conducting biosurveillance monitoring with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo in 2021 and on January 31, 2022, we announced the extension of our initial program, bringing the total contract to $5,534. Approximately $4,166 and $1,368 were recognized in 2022 and 2021, respectively. As of August 2022, the program was renewed in partnership with Ginkgo BioWorks. A new two-year contract was initiated which represents approximately $7,331 in revenue (for the first year) for the XpresTest segment. Funding for the second year is anticipated but has not been confirmed at this time.

The Treat segment, which is operating through XWELL’s subsidiary Treat, Inc. (“Treat”) is a travel, health and wellness brand that provides access to health and wellness services for travelers at on-site centers (currently located in JFK International Airport and in Salt Lake City International Airport), transforming the way we provide care to our customers through a suite of health and wellness services supported by an integrated digital platform and a relevant retail offering to the traveling public.

In 2022, our Treat brand opened new locations in Phoenix Sky Harbor International Airport (pre-security) and Salt Lake City International Airport. With respect to these locations in Phoenix and Salt Lake City, agreements had already been executed with the aiports and the decision was made to convert these locations to Treat.

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

XWELL’s subsidiary, gcg Connect, LLC, operating as the HyperPointe segment, which was acquired in January 2022, provides direct to business marketing support across a number of health and health-related channels.  From the creation of marketing campaigns for the pharmaceutical industry, to learning management systems to website and health related content creation, HyperPointe is a complementary service provider to XWELL’s health-focused brands as well as providing the majority of services to the external community, providing a broad range of service and support options for our customers, including technical support services and advanced services.

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

We also plan to build our capability for delivering health and wellness services outside the airport. We believe operating outside of the airport complements our offering and represents the fastest way to scale the XWELL family of brands.We will be looking to further expand internationally. With international travel slowly returning to pre-pandemic levels, we continue to be opportunistic in our approach, by taking advantage of the current market to growth. We believe a strategy for international expansion further advances our ability to expand our other brands including biosurveillance outside of the US.

These strategic imperatives will be accomplished through development of an infrastructure specifically focused on enabling scalable and efficient growth.

Results of Operations

Revenue

We recognize revenue from the sale of XpresSpa, XpresTest and Treat services when they are rendered at our stores and from the sale of products at the time goods are purchased at our stores or online (usually by credit card), net of discounts and applicable sales taxes.

We have entered into managed services agreements with professional medical services companies that provide healthcare services to patients in our XpresCheck Wellness Centers and Treat locaations. The medical services companies pay XpresTest a monthly management fee to operate in the XpresCheck Wellness Centers.

Cost of sales

Cost of sales for our XpresSpa and Treat segments consists of store-level costs. Store-level costs include all costs that are directly attributable to the store operations, primarily payroll and related benefit costs for store personnel, occupancy costs and cost of products sold. Cost of sales of our XpresTest segment include costs related to the XpresCheck business, and consists of expenses directly attributable to the clinic operations under the terms of the MSAs, primarily payroll and related benefit costs for personnel, occupancy costs and cost of supplies used to administer the diagnostic COVID-19 tests.

General and administrative

General and administrative expenses include management and administrative personnel, overhead and occupancy costs, insurance and various professional fees, as well as stock-based compensation for directors, management and administrative personnel.

Three-month period ended March 31, 2023 compared to the three-month period ended March 31, 2022

Revenue

	Three months ended March 31,
	2023	2022	Inc/(Dec)
Total revenue	$7,063	$24,048	$(16,985)

The decrease in revenue of $16,985, or 71%, was primarily due to the reduction in patient service revenue triggered by the rapid decline of the XpresTest segment as countries continued to relax their testing requirements and we experienced decreased testing volumes at our now closed XpresCheck locations.

Cost of sales

	Three months ended March 31,
	2023	2022	Inc/(Dec)
Cost of sales	$6,541	$15,047	$(8,506)

The decrease in cost of sales of $8,506 or 57%, is commensurate  with the decrease in revenues offset by the reopening of certain XpresSpa locations that were temporarily closed during Q1 2022. We had 35 open spa locations as of March 31, 2023, and 22 open Spa locations as of March 31, 2022. The largest component in the cost of sales are costs of testing kits and labor costs at the location-level. Cost of sales also includes rent and related occupancy costs, which can primarily include rent based on percentage of sales, as well as other product costs directly associated with the procurement of retail inventory, and other operating costs.

Depreciation and amortization

	Three months ended March 31,
	2023	2022	Inc/(Dec)
Depreciation and amortization	$587	$1,264	$(677)

The decrease in depreciation and amortization of approximately 54% was primarily due to the write-off of the stores that were permanently closed since March 31, 2022. Fewer locations resulted in lower amortization of leasehold improvements. Depreciation and amortization expense also decreased as a result of the impairments and disposals of fixed assets during the year ended December 31, 2022.

Loss on disposal of assets

	Three months ended March 31,
	2023	2022	Inc/(Dec)
Loss on disposal of assets	$132	$—	$132

Loss on disposal of assets pertains to demolition costs of closed XpresCheck locations.

General and administrative

	Three months ended March 31,
	2023	2022	Inc/(Dec)
General and administrative	$6,091	$10,188	$(4,097)

The decrease of approximately 40% was primarily due to right-sizing our existing business and optimizing our cost structure as well as reduction of functional costs associated with the operations of  now closed XpresCheck Wellness Centers. We have significantly reduced operating and overhead expenses since the second half of 2022, while we continue to focus on returning to overall profitability.

Other non-operating income (expense), net

	Three months ended March 31,
	2023	2022	Inc/(Dec)
Other non-operating income (expense), net	$66	$(318)	$384

The following is a summary of the transactions included in other non-operating income (expense), net for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Gain (loss) on equity investments	$25	$(273)
Foreign exchange gain (loss)	85	(2)
Bank fees and financing charges	(44)	(43)
Total	$66	$(318)

Interest income, net

	Three months ended March 31,
	2023	2022	Inc/(Dec)
Interest income, net	$393	$7	$386

Interest income increased by $386 as a result of increased interest rates and elimination of interest expense since the beginning of May 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had approximately $9,869 of cash and cash equivalents (excluding restricted cash), $25,241 in marketable securities, and total current assets of $39,893. Our total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, and operating lease liabilities was approximately $9,053 as of March 31, 2023 and $10,956 as of December 31, 2022. The working capital surplus was $30,840 as of March 31, 2023, compared to a working capital surplus of  $36,376 as of December 31, 2022.

Our primary liquidity and capital requirements are for the maintenance of our current XpresSpa  and Treat locations and brand, as well as the expansion outside the airports. During the three months ended March 31, 2023 and March 31, 2022, we used $5,865 and $1,774 in operations, respectively.

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

During 2022, the Company continued to execute on its share repurchase program, repurchasing and retiring 19,526,706 shares at an average cost of $1.22 per share, for a total of $23,789. The Company did not repurchase any shares during the three months ended March 31, 2023.  As of March 31, 2023, the Company was permitted to repurchase approximately 0.8 million additional shares under this program.

Critical Accounting Estimates

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended, filed with the SEC which includes a description of our critical accounting estimates that involve subjective and complex judgments that could potentially affect reported results. There have been no material changes to our critical accounting estimates as to the methodologies or assumptions we apply under them. We continue to monitor such methodologies and assumptions.

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

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and the Interim Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and the Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

Management is committed to the remediation of the Company’s material weaknesses, as well as the continued improvement of the Company’s internal control over financial reporting. Management has implemented, and continues to implement, the actions described below to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. Until the remediation efforts described below, including any additional measures management identifies as necessary, are completed, the material weaknesses described above will continue to exist. We cannot provide any assurance that the below remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. Management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

1)	The Company has turned on the multi-currency features related to its cloud based accounting systems.
2)	The Company has engaged outside service providers to assist with the valuation, accounting, and recording of key reporting areas such as leases, revenue recognition and stock compensation expense.
3)	The Company has contracted an independent consulting firm to assist with the preparation of the Financial Statements and U.S. GAAP accounting research.
4)	The Company has engaged outside service providers to review the applicable complementary user entity controls described in the service organizations’ reports for their potential impact on the Company’s financial reporting.
5)	On May 4, 2023, the Company announced that it has hired a new permanent Chief Financial Officer, who will have a start date effective June 12, 2023.

Changes in Internal Control over Financial Reporting

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings.

For information regarding legal proceedings, see Note 11. “Commitments and Contingencies” in our notes to the condensed consolidated financial statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited).”

.”

Item 1A.      Risk Factors

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

Exhibit No.	Description

10.1†*	Executive Employment Agreement dated May 3, 2023, between the Company and Valerie Lightfoot.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL documents)

*	Filed herewith.
**	Furnished herein.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XWELL, Inc.

Date:	May 15, 2023	By:	/s/ Scott R Milford
Scott R. Milford
Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2023	By:	/s/ Omar A Haynes
Omar A. Haynes
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)