Form 10-Q
period 2023-06-30
XWELL, Inc.
filed 2023-08-14
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, 83,487,663 shares of the registrant’s common stock were outstanding.

XWELL, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Current assets
Cash and cash equivalents	$6,378	$19,038
Marketable Securities	25,526	23,153
Accounts receivable	1,934	2,858
Inventory	845	1,161
Other current assets	1,445	1,122
Total current assets	36,128	47,332

Restricted cash	751	751
Property and equipment, net	3,867	3,666
Intangible assets, net	3,710	4,008
Operating lease right of use assets, net	6,392	8,276
Goodwill	4,024	4,024
Other assets	1,715	2,369
Total assets	$56,587	$70,426

Current liabilities
Accounts payable	$2,164	$2,312
Accrued expenses and other current liabilities	4,597	5,719
Current portion of operating lease liabilities	2,243	2,586
Deferred revenue	262	339
Total current liabilities	9,266	10,956

Long-term liabilities
Operating lease liabilities	10,321	11,521
Total liabilities	19,587	22,477
Commitments and contingencies (see Note 13)

Equity
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 83,418,535 and 83,232,262 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	833	832
Additional paid-in capital	468,909	467,740
Accumulated deficit	(439,351)	(428,112)
Accumulated other comprehensive loss	(1,128)	(534)
Total equity attributable to XWELL, Inc.	29,263	39,926
Noncontrolling interests	7,737	8,023
Total equity	37,000	47,949
Total liabilities and equity	$56,587	$70,426

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenue, net
Patient services revenue	$17	$7,732	$148	$27,121
Services	6,869	4,787	12,641	8,564
Products	701	421	1,297	766
HyperPointe Services	574	657	1,135	1,180
Other	14	—	17	14
Total revenue, net	8,175	13,597	15,238	37,645
Cost of sales
Labor	4,769	5,477	9,147	10,939
Occupancy	961	1,262	2,174	2,330
Products and other operating costs	1,255	5,618	2,205	14,135
Total cost of sales	6,985	12,357	13,526	27,404

Gross Profit	1,190	1,240	1,712	10,241

Depreciation and amortization	593	1,501	1,180	2,765
Loss (gain) on disposal of assets	18	(52)	18	(52)
Advertising and promotion expense	204	1,222	315	2,833
IT/Hosting services	204	839	913	1,506
Other general and administrative expenses	4,895	5,497	10,298	13,407
Total operating expenses	5,914	9,007	12,724	20,459
Operating loss	(4,724)	(7,767)	(11,012)	(10,218)
Interest income, net	105	38	229	45
Realized and unrealized foreign exchange loss	(1,141)	(3)	(1,056)	(5)
Gain on Securities, realized and unrealized	201	—	478	—
Other non-operating expense, net	(120)	(193)	(147)	(509)
Loss before income taxes	(5,679)	(7,925)	(11,508)	(10,687)
Income tax expense	—	(2)	—	(2)
Net loss	(5,679)	(7,927)	(11,508)	(10,689)
Net (income) loss attributable to noncontrolling interests	(51)	9	269	(1,512)
Net loss attributable to XWELL, Inc.	$(5,730)	$(7,918)	$(11,239)	$(12,201)

Net loss	$(5,679)	$(7,927)	$(11,508)	$(10,689)
Other comprehensive loss	(464)	(105)	(594)	(146)
Comprehensive loss	$(6,143)	$(8,032)	$(12,102)	$(10,835)
Loss per share
Basic and diluted loss per share	$(0.07)	$(0.08)	$(0.13)	$(0.12)
Weighted-average number of shares outstanding during the period
Basic and diluted	83,410,562	95,352,025	83,378,408	98,458,153

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

							Accumulated
					Additional		other	Total	Non-
	Common stock		Treasury Stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	in capital	deficit	loss	equity	interests	equity
December 31, 2022	83,232,262	$832	—	—	$467,740	$(428,112)	$(534)	$39,926	$8,023	$47,949
Issuance of restricted stock units	120,318	1	—	—	(1)	—	—	—	—	—
Value of shares withheld to fund payroll taxes	—	—	—	—	(22)	—	—	(22)	—	(22)
Stock-based compensation	—	—	—	—	589	—	—	589	23	612
Net loss for the period	—	—	—	—	—	(5,509)	—	(5,509)	(320)	(5,829)
Foreign currency translation	—	—	—	—	—	—	(130)	(130)	11	(119)
March 31, 2023	83,352,580	$833	—	$—	$468,306	$(433,621)	$(664)	$34,854	$7,737	$42,591
Issuance of restricted stock units	65,955	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	603	—	—	603	23	626
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(120)	(120)
Foreign currency translation	—	—	—	—	—	—	(464)	(464)	46	(418)
Net loss for the period	—	—	—	—	—	(5,730)	—	(5,730)	51	(5,679)
June 30, 2023	83,418,535	$833	-	$-	$468,909	$(439,351)	$(1,128)	$29,263	$7,737	$37,000

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

(In thousands, except share and per share data)

							Accumulated
					Additional		other	Total	Non-
	Common stock		Treasury Stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	in capital	deficit	loss	equity	interests	equity
December 31, 2021	101,269,349	$1,013	—	—	$487,306	$(395,275)	$(312)	$92,732	$7,203	$99,935
Issuance of Common Stock for acquisition	552,487	5	—	—	901	—	—	906	—	906
Vesting of restricted stock units	391,820	4	—	—	(4)	—	—	—	—	—
Value of Shares Withheld to fund payroll taxes	—	—	—	—	(73)	—	—	(73)	—	(73)
Stock-based compensation	—	—	—	—	1,543	—	—	1,543	—	1,543
Net loss for the period	—	—	—	—	—	(4,283)	—	(4,283)	1,521	(2,762)
Repurchase and retirement of common stock	(7,142,446)	(71)	—	—	(11,024)	—	—	(11,095)	—	(11,095)
Foreign currency translation	—	—	—	—	—	—	(41)	(41)	—	(41)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(824)	(824)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	200	200
March 31, 2022	95,071,210	$951	—	$—	$478,649	$(399,558)	$(353)	$79,689	$8,100	$87,789
Vesting of restricted stock units	289,061	3	—	—	(3)	—	—	—	—	—
Grant of stock options for services	—	—	—	—	15	—	—	15	—	15
Stock-based compensation	—	—	—	—	771	—	—	771	549	1,320
Net loss for the period	—	—	—	—	—	(7,918)	—	(7,918)	(9)	(7,927)
Repurchase of common stock	—	—	(1,338,404)	(1,021)	—	—	—	(1,021)	—	(1,021)
Foreign currency translation	—	—	—	—	—	—	(105)	(105)	—	(105)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(132)	(132)
June 30, 2022	95,360,271	$954	(1,338,404)	$(1,021)	$479,432	$(407,476)	$(458)	$71,431	$8,508	$79,939

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(11,508)	$(10,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,180	2,765
Unrealized loss on foreign currency remeasurements	1,103	—
Loss (gain) on disposal of assets	18	(52)
Unrealized gain on marketable securities	(309)	—
Amortization of operating lease right of use asset	806	828
Issuance of shares of Common Stock for services	—	15
Stock-based compensation	1,238	2,863
Loss on equity investment	33	430
Changes in assets and liabilities:
Decrease in inventory	316	684
Decrease in accounts receivable	924	186
Decrease (increase) in other assets, current and non-current	65	(295)
Decrease in deferred revenue	(77)	(1,027)
Decrease in other liabilities, current and non-current	(2,592)	(2,803)
Increase (decrease) in accounts payable	185	(1,520)
Net cash used in operating activities	(8,618)	(8,615)
Cash flows from investing activities
Acquisition of property and equipment	(1,235)	(4,062)
Investment in marketable securities	(2,064)	—
Acquisition of HyperPointe net of cash assumed	—	(4,853)
Acquisition of intangibles	(471)	(283)
Net cash used in investing activities	(3,770)	(9,198)
Cash flows from financing activities
Repurchase of Common Stock	—	(12,116)
Contributions from noncontrolling interests	—	200
Payments for shares withheld on vesting	(22)	(73)
Repayment of Paycheck Protection Program	—	(3,584)
Distributions to noncontrolling interests	(120)	(956)
Net cash used in financing activities	(142)	(16,529)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(130)	(56)
Decrease in cash, cash equivalents and restricted cash	(12,660)	(34,398)
Cash, cash equivalents, and restricted cash at beginning of the period	19,789	106,257
Cash, cash equivalents, and restricted cash at end of the period	$7,129	$71,859
Cash paid for
Interest	$—	$10
Income taxes	122	$2
Non-cash investing and financing transactions
Capital expenditures included in Accounts payable, accrued expenses and other current liabilities	$397	$231
Issuance of Common Stock on acquisition of gcg Connect, LLC, d/b/a HyperPointe	$—	$906

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

As of June 30, 2023, there were 25 operating XpresSpa domestic locations. During 2022, the Company sold one location in Austin-Bergstrom International Airport to its franchisee which now operates both locations at this airport. As the Company continues to monitor fluctuating airport volumes, the Company will also continue to review operating hours to optimize revenue opportunity.

The Company also had 10 international locations operating as of June 30, 2023, including two XpresSpa locations in Dubai International Airport in the United Arab Emirates, three XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands and five XpresSpa locations in Istanbul Airport in Turkey.

XpresTest

The Company, in partnership with certain COVID-19 testing partners, successfully launched its XpresCheck Wellness Centers through its XpresTest, Inc. subsidiary (“XpresTest”), offering testing services, also in airports.  During 2022, as countries continued to relax their testing requirements resulting in rapid decline of testing volumes at the Company’s  XpresCheck locations, the Company closed all but one XpresCheck Wellness Center. As of June 30, 2023, we have closed all XpresCheck locations.

XpresTest began conducting biosurveillance monitoring with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo in 2021 and on January 31, 2022, the Company announced the extension of the initial program, bringing the total contract to $5,534. As of August 2022, the program was renewed in partnership with Ginkgo BioWorks for a new two-year contract term which represents approximately $7,331 in revenue (for the first year) for the XpresTest segment. On August 11, 2023, the revenue for the second year was determined to be approximately $6,000.

Treat

The Treat segment, which is operating through XWELL’s subsidiary Treat, Inc. (“Treat”) is a travel health and wellness brand that provides access to health and wellness services for travelers at on-site centers (currently located in JFK International Airport and in Salt Lake City International Airport).

In 2022, the Company’s Treat brand opened new locations in Phoenix Sky Harbor International Airport (pre-security) and Salt Lake City International Airport. With respect to these locations in Phoenix and Salt Lake City, agreements had already been executed with the airports and the decision was made to convert these locations to Treat.

By the third quarter of 2022, it became clear that the Treat business required a change in strategy and as a result, the Company began to retool the offerings within the Treat locations by providing additional retail as part of our retail strategy expansion as well as lay the foundation to bring more spa-like services into the Treat location in an attempt to unify our core offering.

By the fourth quarter of 2022, the decision was made to close the pre-security Treat location at Phoenix Sky Harbor Airport. As of June 30, 2023, the Treat brand operates at two locations (JFK International Airport and Salt Lake City International Airport).  These remaining Treat locations offer a full retail product offering and a suite of wellness and spa services.

HyperPointe

The Company’s HyperPointe segment, which the Company acquired in January 2022, provides a broad range of service and support options for our customers, including technical support services and advanced services.

Basis of Presentation and Principles of Consolidation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as amended. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited annual financial statements but does not include all information required by GAAP for annual financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest as well as variable interest entities in which we are the primary beneficiaries. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Financial Condition

As of June 30, 2023, the Company had cash and cash equivalents, excluding restricted cash, of $6,378, $25,526 in marketable securities, and total current assets of $36,128. The Company’s total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, and operating lease liabilities was approximately $9,266 as of June 30, 2023 and $10,956 as of December 31, 2022. The working capital surplus was $26,862 as of June 30, 2023, compared to a working capital surplus of $36,376 as of December 31, 2022.

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

XpresTest

During the third quarter of 2022, XpresTest, in partnership with Ginkgo Bioworks in continuation of their support to the CDC’s traveler-based SARS-CoV-2 genomic surveillance program were awarded a new contract. The partnership is expected to support public health and biosecurity services totaling approximately $16,000, with an overall potential to exceed $61,000 based on CDC program options and public health priorities. As COVID-19 sub-variants and other biological threats continue to emerge, the partners plan to expand the program footprint and incorporate innovative modalities and offerings, such as monitoring of wastewater from aircraft lavatories. The current contract with Ginkgo Bioworks related to the above partnership contains fixed pricing for which we are entitled to $6,761 for the sample collection (passenger and aircraft wastewater) and $570 for the traveler enrollment initiatives, which represents the amount of consideration that we are entitled. The Company recognizes revenue over time for both sample collection performance obligations, using the input method based on time elapsed to measure progress towards satisfying each of the performance obligations. The Company recognizes revenue ratably (straight line basis) over the term of the contract (one year). We will recognize revenue over time for the traveler enrollment initiative performance obligation based on the amount for which we have the right to invoice. The Company recorded $1,688 and $3,358 in revenue during the three and six months ended June 30, 2023 related to sample collection performance obligations because the Company’s efforts towards satisfying each of the performance obligations are expended evenly throughout the period of performance. During the three months ended June 30, 2023, the Company also recorded $570 for the traveler enrollment initiatives.

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

HyperPointe

Our HyperPointe segment which we acquired in January 2022, provides broad range of service and support options for our customers, including technical support services and advanced services. Technical support services represent the majority of these offerings which are distinct performance obligations that are satisfied over time with revenue recognized ratably over the contract term. Advanced services are distinct performance obligations that are satisfied over time with revenue recognized as services are delivered.  Revenue billed in advance are treated as deferred revenue which was $226 and $322 as of June 30, 2023 and December 31, 2022, respectively. The Company recognized $210 from the deferred revenue balance as of December 31, 2022.  HyperPointe had unbilled receivables of $291 and $0 as of June 30, 2023 and December 31, 2022, respectively, included in other current assets.

The Company excludes all sales taxes assessed to our customers from revenue. Sales taxes assessed on revenues are included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets until remitted to state agencies.

(b) Translation into United States dollars

The Company conducts certain transactions in foreign currencies, which are recorded at the exchange rate as of the transaction date. All exchange gains and losses occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are deemed non-operating income in the consolidated statements of operations and comprehensive loss.  During the three and six months ended June 30, 2023, the Company recognized $1,001 and $1,103, respectively, in foreign exchange losses occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies. During the three and six months ended June 30, 2022, the Company did not incur any foreign exchange gains or losses occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies.

Accounts of the foreign subsidiaries of XpresSpa are translated into United States dollars. Assets and liabilities have been translated primarily at period end exchange rates and revenues and expenses have been translated at average monthly rates for the three and six months ended June 2023 and 2022. The translation adjustments arising from the use of different exchange rates are included as foreign currency translation within the condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of changes in stockholders’ equity.

(c) Business Combinations

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

(e) Reclassification

Certain balances in the condensed consolidated financial statements for the three and six months ended June 30, 2022 have been reclassified to conform to the presentation in the condensed consolidated financial statements for the three and six months ended June 30, 2023, primarily the separate classification and presentation of accounts payable, gross profits, advertising and promotion expense, IT/Hosting services, and realized and unrealized foreign exchange loss. The above separation affected accounts payable, accrued expenses and other, general and administrative expenses, and other non-operating expense, net in the comparative 2022 financial statements. Such reclassifications did not have a material impact on the unaudited condensed consolidated financial statements.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires contract assets and contract liabilities acquired in a business acquisition to be recognized and measured in accordance with ASC Topic 606, Revenues from Contracts with Customers, which the Company generally expects will result in the recognition and measurement of contract assets and contract liabilities in a manner that is consistent with the acquiree. For the Company, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company implemented the ASU 2021-08 in 2023. Although, the materiality of the application of ASU 2021-08 depends on the recognition and measurement of acquired assets and liabilities associated with future acquisitions, as the Company did not have any acquisition during the three and six months ended June 2023, the adoption of ASU 2021-08 did not have material impact on the Company’s financial statements.

Note 3. Potentially Dilutive Securities

The table below presents the computation of basic and diluted net loss per share of Common Stock:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic numerator:
Net loss attributable to XWELL, Inc.	$(5,730)	$(7,918)	$(11,239)	$(12,201)
Net loss attributable to common shareholders	$(5,730)	$(7,918)	$(11,239)	$(12,201)
Basic and diluted denominator:
Basic and diluted weighted average shares outstanding	83,410,562	95,352,025	83,378,408	98,458,153
Basic and diluted loss per share	$(0.07)	$(0.08)	$(0.13)	$(0.12)

Net loss per share data presented above excludes from the calculation of diluted net loss, the following potentially dilutive securities, having an anti-dilutive impact, in case of net loss
Both vested and unvested options to purchase an equal number of shares of Common Stock	7,641,697	4,756,973	7,641,697	4,756,973
Unvested RSUs to issue an equal number of shares of Common Stock	332,638	78,125	332,638	78,125
Warrants to purchase an equal number of shares of Common Stock	4,000	29,460,560	4,000	29,460,560
Total number of potentially dilutive securities excluded from the calculation of loss per share attributable to common shareholders	7,978,335	34,295,658	7,978,335	34,295,658

Note 4. Cash, Cash Equivalents, and Restricted Cash

A reconciliation of the Company’s cash and cash equivalents in the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
Cash denominated in United States dollars	$3,550	$16,344
Cash denominated in currency other than United States dollars	2,686	2,562
Restricted cash	751	751
Credit and debit card receivables	142	132
Total cash, cash equivalents and restricted cash	$7,129	$19,789

The Company places its cash and temporary cash investments with credit quality institutions. At times, such cash denominated in United States dollars may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of June 30, 2023 and December 31, 2022, deposits in excess of FDIC limits were $3,552 and $16,069, respectively. As of June 30, 2023 and December 31, 2022, the Company held cash balances in overseas accounts, totaling $2,686 and $2,562 respectively, which are not insured by the FDIC. If the Company were to distribute the amounts held overseas, the Company would need to follow an approval and distribution process as defined in its operating and partnership agreements, which may delay and/or reduce the availability of that cash to the Company.

Note 5. Other current assets

As of June 30, 2023 and December 31, 2022, other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid expenses	$1,075	$1,074
Contract assets	291	—
Other	79	48
Total other current assets	$1,445	$1,122

Note 6. Intangible Assets

The following table provides information regarding the Company’s intangible assets subject to amortization, which consist of the following:

	June 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade names	$302	$(37)	$265	$302	$(24)	$278
Customer relationships	1,510	(661)	849	1,510	(542)	968
Software	4,646	(2,073)	2,573	4,485	(1,761)	2,724
Licenses	40	(17)	23	55	(17)	38
Total intangible assets	$6,498	$(2,788)	$3,710	$6,352	$(2,344)	$4,008

The Company’s intangible assets are amortized over their expected useful lives. The Company recorded amortization expense of $377 and $471 during the three months ended June 30, 2023 and 2022, respectively, and $759 and $864 during the six months ended June 30, 2023 and 2022, respectively.

Based on the intangible assets balance as of June 30, 2023, the estimated amortization expense for the remainder of the calendar year and each of the succeeding calendar years is as follows:

Calendar Years ending December 31,	Amount
Remaining 2023	$834
2024	1,666
2025	502
2026	393
2027	77
Thereafter	238
Total	$3,710

Note 7. Variable Interest Entities

Through its XpresCheck Wellness and Treat Centers the Company provided services pursuant to contracts with PLLCs which, in turn contracts with physicians and other medical professional providers to render COVID-19 and other medical diagnostic testing services to airline employees, contractors, concessionaire employees, TSA officers and U.S. Customs and Border Protection agents, and the traveling public. The PLLCs collectively represent the Company’s affiliated medical group. The PLLCs were designed and structured to comply with the relevant laws and regulations governing professional medical practice, which generally prohibits the practice of medicine by lay persons or entities. All of the issued and outstanding equity interests of the PLLCs are owned by a licensed medical professional nominated by the Company (the

“Nominee Shareholder”). Upon formation of the PLLCs, and initial issuance of equity interests, the Nominee Shareholder contributes a nominal amount of capital in exchange for their interest in the PLLC. The Company then executes with each PLLC a MSA, which provides for various administrative services, management services and day-to-day activities of the practice to be rendered by the Company through its XpresCheck Wellness Centers.

The Company also had exclusive responsibility for the provision of all non-medical services including contracting with customers who access the PLLCs for a medical visit, handling all financial transactions and day-to-day operations of each PLLC, overseeing the establishment of COVID-19 and other medical diagnostic testing services policies, and making recommendations to the PLLC in establishing the guidelines for the employment and compensation of the physicians and other employees of the PLLCs.

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

The total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PLLCs after elimination of intercompany transactions was $17 and $148 for the three and six months ended June 30, 2023, respectively, and $7,732 and $27,121, for the three and six months ended June 2022, respectively. The aggregate carrying value of total assets and total liabilities included on the condensed balance sheets for the PLLCs after elimination of intercompany transactions were $275, included in cash and cash equivalents, and $146, included in accrued expenses and other current liabilities, respectively, as of December 31, 2022.

Note 8. Accrued expenses and other current liabilities

As of June 30, 2023 and December 31, 2022, accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Litigation accrual	$449	$963
Accrued compensation	1,749	2,008
Tax-related liabilities	552	573
Common area maintenance accruals	90	160
Accounts payable accruals	779	754
Gift certificates	495	496
Credit card processing fees	35	33
Other miscellaneous accruals	448	732
Total accrued expenses and other current liabilities	$4,597	$5,719

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

Supplemental cash flow information related to leases for the six months ended June 30, 2023 and 2022 were as follows:

	Six months ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,839)	$(2,031)
Leased assets obtained in exchange for new and modified operating lease liabilities	$—	$3,273

As of June 30, 2023, operating leases contain the following future minimum commitments:

Calendar Years ending December 31,	Amount
Remaining 2023	$1,611
2024	3,002
2025	2,649
2026	1,634
2027	1,511
2028	1,132
Thereafter	3,341
Total future lease payments	14,880
Less: interest expense at incremental borrowing rate	(2,316)
Net present value of lease liabilities	$12,564

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	6.15	years
Weighted average discount rate used to determine present value of operating lease liability:	7.40%

Cash paid for minimum annual rental obligations during the three and six months ended June 30, 2023 was $598 and $1,259, respectively. Cash paid for minimum annual rental obligations during the three and six months ended June 30, 2022 was $349 and $620, respectively.

Variable lease payments calculated monthly as a percentage of product and services revenue, were $365 and $324 for the three months ended June 30, 2023 and 2022, respectively, and $711 and $689 for the six months ended June 30, 2023 and 2022, respectively.

Note 10. Other Assets

As of June 30, 2023 and December 31, 2022, assets consisted of the following:

	June 30, 2023	December 31, 2022
Equity investments	$71	$104
Lease deposits	1,549	1,973
Other	95	292
Other assets	$1,715	$2,369

Note 11. Stockholders’ Equity

Warrants

The following table represents the activity related to the Company’s warrants during the six months ended June 30, 2023.

		Weighted average	Exercise
	No. of Warrants	exercise price	price range
December 31, 2022	1,172,088	$2.00	$1.7 - 2.125
Granted	—	—
Exercised	—	—
Expired	(1,168,088)	2.01	$1.7 - 2.125
June 30, 2023	4,000	$2.125	$2.125

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

Stock-based Compensation

In September 2020, the Board of Directors approved a new stock-based compensation plan available to grant stock options, restricted stock and Restricted Stock Units (“RSU’s”) aggregating to 5,000,000 shares of Common Stock, to the

Company’s directors, employees and consultants. Shareholder approval of the plan was subsequently obtained on October 28, 2020. On October 4, 2022, shareholders approved the amendment to the 2020 Plan to increase the number of shares authorized for issuance under the 2020 Plan by 7,500,000 shares of Common Stock to an aggregate of 12,500,000 shares. Under the 2020 Equity Incentive Plan (the “2020 Plan”), a maximum of 4,321,334 shares of Common Stock may be issued as of June 30, 2023. The Company’s previous Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) was terminated upon receipt of shareholder approval of the 2020 Plan.

Awards granted under the 2012 Plan remain in effect pursuant to their terms. Generally, stock options are granted with exercise prices equal to the fair market value on the date of grant, vest in four equal quarterly installments, and expire 10 years from the date of grant. RSU’s granted generally vest over a period of one year.

In September 2020, XpresTest created a stock-based compensation plan available to grant stock options, Restricted Stock Awards (“RSAs”) and RSU’s to XpresTest’s directors, employees and consultants. Under the XpresTest 2020 Equity Incentive Plan (the “XpresTest Plan”), a maximum of 200 shares of XpresTest common stock may be awarded, which would represent 20% of the total number of shares of common stock of XpresTest as of June 30, 2023. Certain named executive officers, consultants, and directors of the Company are eligible to participate in the XpresTest Plan. As of June 30, 2023, there is $144 of unrecognized stock-based compensation related to the XpresTest Plan.

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

Total stock-based compensation for the three months ended June 30, 2023 and 2022 is $626 and $1,320, respectively, and for the six months ended June 30, 2023 and 2022 is $1,238 and $2,863, respectively. The Company had $2,437 and $2,506 of unrecognized stock-based compensation related to the XWELL Stock Options, as of June 30, 2023 and December 31, 2022, respectively.

The following table sets forth the Company’s Equity Incentive activities for the six months ended June 30, 2023:

	RSUs		XpresTest RSAs		Stock options
		Weighted		Weighted		Weighted
		average		average		average	Exercise
	No. of	grant date	No. of	grant date	No. of	exercise	price
	RSUs	fair value	RSAs	fair value	options	price	range
Outstanding as of December 31, 2022	281,250	$0.65	5.00	$47,570	4,830,029	$2.00	$0.65 - 2,460
Granted	238,888	0.32	—	—	2,886,388	0.40	0.36 - 0.41
Exercised/Vested	(187,500)	0.65	—	—	—	—
Forfeited	—	—	—	—	(49,919)	1.32	0.40 - 1.61
Expired	—	—	—	—	(24,801)	11.75	1.53 - 1,908
Outstanding as of June 30, 2023	332,638	$0.41	5.00	$47,570	7,641,697	$1.37	$0.36 - 2,460
Exercisable as of June 30, 2023					3,962,957	$1.66	$0.40- 2,460

Note 12. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provision for the three and six months ended June 30, 2023 reflect an estimated global annual effective tax rate of approximately 0% from continuing operations. Discontinued operations for the three and six months ended June 30, 2023 reflected an annual effective tax rate of 0%.

As of June 30, 2023, deferred tax assets generated from the Company’s U.S. activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. Net operating loss carryforwards generated after December 31, 2017 do not expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit. Income tax expense/(benefit) for the three and six months ended June 30, 2023 was $0 which was attributed to state taxing jurisdictions in which a measure of income is utilized to determine a tax liability. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

Note 13. Commitments and Contingencies

Certain of the Company’s outstanding legal matters include speculative claims for substantial or indeterminate amounts of damages. The Company regularly evaluates developments in its legal matters that could affect the amount of any potential liability and adjusts as appropriate. A significant judgment is required to determine both the likelihood of there being any potential liability and the estimated amount of a loss related to the Company’s legal matters.

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has recorded accruals of $449 and $963 as of June 30, 2023 and December 31, 2022, respectively, which is included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

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

OTG Management PHL B v. XpresSpa Philadelphia Terminal B et al.

On May 9, 2022, a lawsuit was filed in the Philadelphia Court of Common Pleas by OTG Management at Philadelphia International Airport, claiming that XWELL improperly backed out of its sublease for space at Terminal B and now owes between $864 and $2,250 in accelerated rent for the 12-year contract. They claim that by refusing to complete the project, failing to commence and maintain operations, refusing to pay rent and improperly purporting to terminate the lease (among other acts and omissions), XWELL breached the lease. OTG Management has agreed to extend XWELL’s time to respond to the Complaint to September 5, 2023.

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

	For the three months ended
	June 30,
	2023	2022
Revenue
XpresSpa	$5,228	$3,290
XpresTest	2,285	9,253
Treat	88	399
HyperPointe	574	655
Total revenue	$8,175	$13,597

Operating income (loss)
XpresSpa	$(2,822)	$(1,958)
XpresTest	596	(1,937)
Treat	(360)	(1,460)
HyperPointe	(113)	(275)
Corporate and other	(2,025)	(2,137)
Total operating loss	$(4,724)	$(7,767)

Depreciation & Amortization
XpresSpa	$431	$358
XpresTest	5	606
Treat	67	442
HyperPointe	78	95
Corporate and other	12	—
Total Depreciation & Amortization	$593	$1,501

	For the six months ended
	June 30,
	2023	2022
Revenue
XpresSpa	$9,727	$5,933
XpresTest	4,084	29,849
Treat	292	685
HyperPointe	1,135	1,178
Total revenue	$15,238	$37,645

	2023	2022
Operating loss
XpresSpa	$(5,954)	$(6,413)
XpresTest	571	4,268
Treat	(804)	(2,756)
HyperPointe	(369)	(552)
Corporate and other	(4,456)	(4,765)
Total operating loss	$(11,012)	$(10,218)

	For the six months ended
	June 30,
	2023	2022
Depreciation & amortization
XpresSpa	$854	$701
XpresTest	5	1,135
Treat	132	767
HyperPointe	164	157
Corporate and other	25	5
Total depreciation & amortization	$1,180	$2,765

	2023	2022
Capital expenditures
XpresSpa	$1,445	$641
XpresTest	45	614
Treat	45	2,123
HyperPointe	11	—
Corporate and other	14	54
Total capital expenditures	$1,560	$3,432

	June 30, 2023	December 31, 2022
Long-lived Assets
XpresSpa	$10,031	$11,851
XpresTest	95	112
Treat	2,191	2,314
HyperPointe	4,044	4,108
Corporate and other	294	409
Total long-lived Assets	$16,655	$18,794

	June 30, 2023	December 31, 2022
Assets
XpresSpa	$19,861	$21,135
XpresTest	2,049	4,285
Treat	3,115	3,186
HyperPointe	6,326	6,913
Corporate and other	25,236	34,907
Total assets	$56,587	$70,426

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will be,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on April 17, 2023, as subsequently amended on May 1, 2023 (the “Annual Report”), our Quarterly Report on Form 10-Q for the three months ended March 31, 2023,  and this Quarterly Report on Form 10-Q and any future reports we file with the Securities and Exchange Commission (“SEC”). The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to XWELL, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

On October 25, 2022, we changed our name to XWELL, Inc. (“XWELL” or the “Company”) from XpresSpa Group, Inc. Our common stock, par value $0.01 per share, which had previously been listed under the trading symbol “XSPA” on the Nasdaq Capital Market, now trades under the trading symbol “XWEL” since the opening of the trading market on October 25, 2022.  We filed an amended and restated certificate of incorporation with the Delaware Secretary of State on October 24, 2022 (the “Amended and Restated Certificate”) reflecting the name change. Rebranding to XWELL aligned our corporate strategy to build a pure-play health and wellness services company, in both the airport and off airport marketplaces.

On August 4, 2023, we filed Form S-3 with the United States Securities and Exchange Commission (“SEC”). This Form S-3 which is a Registration Statement under the Securities Act of 1933, when accepted by the SEC, would enable us to issue, from time to time at prices and on terms to be determined at or prior to the time of the offering, up to $200,000 of any combination of the securities described in the registration, either individually or in units. We may also offer common stock or preferred stock upon conversion of or exchange for the debt securities; common stock upon conversion of or exchange for the preferred stock; common stock, preferred stock or debt securities upon the exercise of warrants or rights.

XWELL is a global travel health and wellness services holding company. XWELL currently has four reportable operating segments: XpresSpa®, XpresTest®, Treat™, and HyperPointe which was acquired in January 2022.

XpresSpa

XWELL’s subsidiary, XpresSpa Holdings, LLC (“XpresSpa”) has been a global airport retailer of spa services through our XpresSpa spa locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products.

As of June 30, 2023, there were 25 operating XpresSpa domestic locations. During 2022, we sold one location in Austin-Bergstrom International Airport to our franchisee which now operates both locations at this airport. As we continue to monitor fluctuating airport volumes, we will also continue to review operating hours to optimize revenue opportunity.

We also had 10 international locations operating as of June 30, 2023, including two XpresSpa locations in Dubai International Airport in the United Arab Emirates, three XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands and five XpresSpa locations in Istanbul Airport in Turkey.

XpresTest

We, in partnership with certain COVID-19 testing partners, successfully launched our XpresCheck Wellness Centers through our XpresTest, Inc. subsidiary (“XpresTest”), offering testing services, also in airports.  During 2022, as countries continued to relax their testing requirements resulting in rapid decline of testing volumes at our XpresCheck locations, we closed all but one XpresCheck Wellness Center. As of June 30, 2023, all our XpresCheck locations have ceased operations.

XpresTest began conducting biosurveillance monitoring with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo in 2021 and on January 31, 2022, we announced the extension of the initial program, bringing the total contract to $5,534. As of August 2022, the program was renewed in partnership with Ginkgo BioWorks for a new two-year contract term which represents approximately $7,331 in revenue (for the first year) for the XpresTest segment.  On August 11, 2023, the revenue for the second year was determined to be approximately $6,000.

Treat

The Treat segment, which is operating through XWELL’s subsidiary Treat, Inc. (“Treat”) is a travel health and wellness brand that provides access to health and wellness services for travelers at on-site centers (currently located in JFK International Airport and in Salt Lake City International Airport).

In 2022, our Treat brand opened new locations in Phoenix Sky Harbor International Airport (pre-security) and Salt Lake City International Airport. With respect to these locations in Phoenix and Salt Lake City, agreements had already been executed with the airports and the decision was made to convert these locations to Treat.

By the third quarter of 2022, it became clear that the Treat business required a change in strategy and as a result, we began to retool the offerings within the Treat locations by providing additional retail as part of our retail strategy expansion as well as lay the foundation to bring more spa-like services into the Treat location in an attempt to unify our core offering.

By the fourth quarter of 2022, the decision was made to close the pre-security Treat location at Phoenix Sky Harbor Airport. As of June 30, 2023, the Treat brand operates in two locations (JFK International Airport and Salt Lake City International Airport).  These remaining Treat locations offer a full retail product offering and a suite of wellness and spa services.

HyperPointe

Our HyperPointe segment, which the Company acquired in January 2022, provides a broad range of service and support options for our customers, including technical support services and advanced services.

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

We also plan to build our capability for delivering health and wellness services outside the airport. We believe operating outside of the airport complements our offering and represents the fastest way to scale the XWELL family of brands. We will be looking to further expand internationally. With international travel slowly returning to pre-pandemic levels, we continue to be opportunistic in our approach, by taking advantage of the current market growth. We believe a strategy for international expansion further advances our ability to expand our other brands including biosurveillance outside of the US.

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

Our HyperPointe segment provides a broad range of service and support options for our customers, including technical support services and advanced services. Technical support services represent the majority of these offerings which are distinct performance obligations that are satisfied over time with revenue recognized ratably over the contract term.

Cost of sales

Cost of sales for our XpresSpa segment consists of store-level costs. Store-level costs include all costs that are directly attributable to the store operations, primarily payroll and related benefit costs for store personnel, occupancy costs and cost of products sold. Cost of sales of our XpresTest and Treat segments include costs related to the XpresCheck and Treat Medical Office business, and consists of expenses directly attributable to the clinic operations under the terms of the MSAs, primarily payroll and related benefit costs for personnel, occupancy costs and cost of supplies used to administer the diagnostic COVID-19 tests and a suite of health and wellness services.

Other general and administrative expenses

Other general and administrative expenses include management and administrative personnel, overhead and occupancy costs, insurance and various professional fees, as well as stock-based compensation for directors, management and administrative personnel.

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Revenue

	Three months ended June 30,
	2023	2022	Inc/(Dec)
Total revenue	$8,175	$13,597	$(5,422)

The decrease in revenue of $5,422 or 40%, was primarily due to the reduction in patient service revenue triggered by the rapid decline of the XpresTest segment as countries continued to relax their testing requirements and we experienced decreased testing volumes at our now closed XpresCheck locations.

Cost of sales

	Three months ended June 30,
	2023	2022	Inc/(Dec)
Cost of sales	$6,985	$12,357	$(5,372)

The decrease in cost of sales of $5,372 or 43%, is commensurate with the decrease in revenues offset by the reopening of certain XpresSpa locations that were temporarily closed during Q2 2022. We had 35 open spa locations as of June 30, 2023, and 22 open Spa locations as of June 30, 2022. The largest component in the cost of sales are costs of testing kits and labor costs at the location-level. Cost of sales also includes rent and related occupancy costs, which can primarily include rent based on percentage of sales, as well as other product costs directly associated with the procurement of retail inventory, and other operating costs.

Depreciation and amortization

	Three months ended June 30,
	2023	2022	Inc/(Dec)
Depreciation and amortization	$593	$1,501	$(908)

The decrease in depreciation and amortization of approximately 60% was primarily due to the write-off of the stores that were permanently closed since June 30, 2022. Fewer locations resulted in lower amortization of leasehold improvements. Depreciation and amortization expense also decreased because of the impairments and disposals of fixed assets during the year ended December 31, 2022.

Impairment/loss on disposal of assets

	Three months ended June 30,
	2023	2022	Inc/(Dec)
Loss (gain) on disposal of assets	$18	$(52)	$70

Loss on disposal of assets pertains to demolition costs of closed XpresCheck locations.

Other general and administrative expenses

	Three months ended June 30,
	2023	2022	Inc/(Dec)
Other general and administrative expenses	$4,895	$5,497	$(602)

The decrease of approximately 11% was primarily due to right-sizing our existing business and optimizing our cost structure as well as reduction of functional costs associated with the operations of now closed XpresCheck Wellness Centers. We have significantly reduced operating and overhead expenses since the second half of 2022, while we continue to focus on returning to overall profitability.

Other non-operating expense, net

	Three months ended June 30,
	2023	2022	Inc/(Dec)
Other non-operating income (expense), net	$(120)	$(193)	$73

The following is a summary of the transactions included in other non-operating expense, net for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022
Loss on equity investments	$(58)	$(157)
Bank fees and financing charges	(52)	(36)
Other	(10)	—
Total	$(120)	$(193)

Realized and unrealized foreign exchange loss

	Three months ended June 30,
	2023	2022	Inc/(Dec)
Realized and unrealized foreign exchange loss	$(1,141)	$(3)	$(1,138)

Foreign exchange loss during 2023 primarily pertains to remeasurement of foreign currency transactions at our newly opened Turkish locations.

Interest income, net

	Three months ended June 30,
	2023	2022	Inc/(Dec)
Interest income, net	$105	$38	$67

Interest income, net increased because of increased interest rates and elimination of interest expense since the beginning of May 2022.

Six months ended June 30, 2023 compared to the Six months ended June 30, 2022

Revenue

	Six months ended June 30,
	2023	2022	Inc/(Dec)
Total revenue	$15,238	$37,645	$(22,407)

The decrease in revenue of $22,407, or 60%, was primarily due to the reduction in patient service revenue triggered by the rapid decline of the XpresTest segment as countries continued to relax their testing requirements and we experienced decreased testing volumes at our now closed XpresCheck locations.

Cost of sales

	Six months ended June 30,
	2023	2022	Inc/(Dec)
Cost of sales	$13,526	$27,404	$(13,878)

The decrease in cost of sales of $13,878 or 51%, is commensurate with the decrease in revenues offset by the reopening of certain XpresSpa locations that were temporarily closed during Q1 2022. We had 35 open spa locations as of June 30, 2023, and 22 open Spa locations as of June 30, 2022. The largest component in the cost of sales are costs of testing kits and labor costs at the location-level. Cost of sales also includes rent and related occupancy costs, which can primarily include rent based on percentage of sales, as well as other product costs directly associated with the procurement of retail inventory, and other operating costs.

Depreciation and amortization

	Six months ended June 30,
	2023	2022	Inc/(Dec)
Depreciation and amortization	$1,180	$2,765	$(1,585)

The decrease in depreciation and amortization of approximately 57% was primarily due to the write-off of the stores that were permanently closed since June 30, 2022. Fewer locations resulted in lower amortization of leasehold improvements. Depreciation and amortization expenses also decreased because of the impairments and disposals of fixed assets during the year ended December 31, 2022.

Impairment/loss on disposal of assets

	Six months ended June 30,
	2023	2022	Inc/(Dec)
Loss (gain) on disposal of assets	$18	$(52)	$70

Loss on disposal of assets pertains to demolition costs of closed XpresCheck locations.

Other general and administrative expenses

	Six months ended June 30,
	2023	2022	Inc/(Dec)
Other general and administrative expenses	$10,298	$13,407	$(3,109)

The decrease of approximately 23% in other general and administrative expenses was primarily due to right-sizing our existing business and optimizing our cost structure as well as reduction of functional costs associated with the operations of now closed XpresCheck Wellness Centers. We have significantly reduced operating and overhead expenses since the second half of 2022, while we continue to focus on returning to overall profitability.

Other non-operating expense, net

	Six months ended June 30,
	2023	2022	Inc/(Dec)
Other non-operating income (expense), net	$(147)	$(509)	$362

The following is a summary of the transactions included in other non-operating expense, net for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
Loss on equity investments	$(33)	$(430)
Bank fees and financing charges	(104)	(79)
Other	(10)	—
Total	$(147)	$(509)

Realized and unrealized foreign exchange loss

	Six months ended June 30,
	2023	2022	Inc/(Dec)
Realized and unrealized foreign exchange loss	$(1,056)	$(5)	$(1,051)

Foreign exchange loss during 2023 primarily pertains to remeasurement of foreign currency transactions at our newly opened Turkish locations.

Interest income, net

	Six months ended June 30,
	2023	2022	Inc/(Dec)
Interest income, net	$229	$45	$184

Interest income, net increased because of increased interest rates and elimination of interest expense since the beginning of May 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had approximately $6,378 of cash and cash equivalents (excluding restricted cash), $25,526 in marketable securities, and total current assets of $36,128. Our total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, and operating lease liabilities was approximately $9,266 as of June 30, 2023 and $10,956 as of December 31, 2022. The working capital surplus was $26,862 as of June 30, 2023, compared to a working capital surplus of $36,376 as of December 31, 2022.

We have carried out an assessment of our ability to continue as a going concern. As of the date of the report, we believe that our Company has sufficient liquidity to fund operations for the next twelve months. Our primary liquidity and capital requirements are for the maintenance of our current XpresSpa and Treat locations and brand, as well as the expansion outside the airports. During the six months ended June 30, 2023 and 2022, we used $8,618 and $8,615 in operations, respectively.

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

Pursuant to our share repurchase program, we purchased 8,480,850 shares for $12,116 and retired 7,142,446 of these purchased shares during the six months ended June 30, 2022, and the remaining 1,338,404 shares were retired on August 3, 2022. We did not repurchase any shares during the six months ended June 30, 2023. As of June 30, 2023, we were permitted to repurchase approximately 0.8 million additional shares under this program.

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

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and the Interim Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and the Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

Management is committed to the remediation of the Company’s material weaknesses, as well as the continued improvement of the Company’s internal control over financial reporting. Management has implemented, and continues to implement, the actions described below to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. Until the remediation efforts described below, including any additional measures management identifies as necessary, are completed, the material weaknesses described above will continue to exist. We cannot provide any assurance that the below remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. Management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

1)	The Company has turned on the multi-currency features related to its cloud-based accounting systems.
2)	The Company has engaged outside service providers to assist with the valuation, accounting, and recording of key reporting areas such as leases, revenue recognition and stock compensation expense.
3)	The Company utilizes independent consulting firms to assist with the preparation of the Financial Statements and U.S. GAAP accounting research.
4)	The Company has engaged outside service providers to review the applicable complementary user entity controls described in the service organizations’ reports for their potential impact on the Company’s financial reporting.
5)	On July 10, 2023, the Company hired a new permanent Chief Financial Officer.

Changes in Internal Control over Financial Reporting

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

Exhibit No.	Description

10.1†	Offer letter dated June 26, 2023, between the Company and Suzanne A. Scrabis (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 28, 2023)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Management contract.
*	Filed herewith.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XWELL, Inc.

Date:	August 14, 2023	By:	/s/ Scott R Milford
Scott R. Milford
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2023	By:	/s/ Suzanne A. Scrabis
Suzanne A. Scrabis
Chief Financial Officer
(Principal Financial and Accounting Officer)