Form 10-Q
period 2023-09-30
XWELL, Inc.
filed 2023-11-14
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, 4,179,631 shares of the registrant’s common stock were outstanding.

XWELL, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Current assets
Cash and cash equivalents	$4,827	$19,038
Marketable Securities	21,311	23,153
Accounts receivable	1,193	2,858
Inventory	968	1,161
Other current assets	1,663	1,122
Total current assets	29,962	47,332

Restricted cash	751	751
Property and equipment, net	3,801	3,666
Intangible assets, net	2,174	4,008
Operating lease right of use assets, net	6,075	8,276
Goodwill	-	4,024
Other assets	1,787	2,369
Total assets	$44,550	$70,426

Current liabilities
Accounts payable	$1,511	$2,312
Accrued expenses and other current liabilities	4,198	5,719
Current portion of operating lease liabilities	2,375	2,586
Deferred revenue	73	339
Total current liabilities	8,157	10,956

Long-term liabilities
Operating lease liabilities	9,123	11,521
Total liabilities	17,280	22,477
Commitments and contingencies (see Note 13)

Equity
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 4,174,381 and 4,161,613 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively*	42	42
Additional paid-in capital	470,270	468,530
Accumulated deficit	(449,269)	(428,112)
Accumulated other comprehensive loss	(1,642)	(534)
Total equity attributable to XWELL, Inc.	19,401	39,926
Noncontrolling interests	7,869	8,023
Total equity	27,270	47,949
Total liabilities and equity	$44,550	$70,426

*Adjusted, where applicable, to reflect the impact of the 1:20 reverse stock split that became effective September 28, 2023.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue, net
Patient services revenue	$—	$4,607	$148	$31,728
Services	6,709	5,583	20,485	15,341
Products	747	542	2,044	1,308
Other	12	4	29	4
Total revenue, net	7,468	10,736	22,706	48,381
Cost of sales
Labor	4,462	5,222	13,609	16,161
Occupancy	1,063	1,082	3,237	3,412
Products and other operating costs	852	3,035	3,057	17,170
Total cost of sales	6,377	9,339	19,903	36,743

Gross Profit	1,091	1,397	2,803	11,638

Depreciation and amortization	590	1,564	1,770	4,329
Impairment of long-lived assets	6,782	677	6,782	677
Impairment of operating lease right-of-use assets	—	38	—	38
Loss on disposal of assets	16	325	34	273
Advertising and promotion expense	313	863	628	3,696
IT/Hosting services	273	741	1,186	2,247
Other general and administrative expenses	3,593	4,843	13,891	18,250
Total operating expenses	11,567	9,051	24,291	29,510
Operating loss	(10,476)	(7,654)	(21,488)	(17,872)
Interest income, net	105	114	334	159
Foreign exchange remeasurement gain/(loss)	366	(2)	(690)	(7)
Gain on Securities, realized and unrealized	225	—	703	—
Other non-operating expense, net	(198)	(134)	(345)	(643)
Loss before income taxes	(9,978)	(7,676)	(21,486)	(18,363)
Income tax expense	—	(3)	—	(5)
Net loss	(9,978)	(7,679)	(21,486)	(18,368)
Net (income) loss attributable to noncontrolling interests	60	500	329	(1,012)
Net loss attributable to XWELL, Inc.	$(9,918)	$(7,179)	$(21,157)	$(19,380)

Net loss	$(9,978)	$(7,679)	$(21,486)	$(18,368)
Other comprehensive loss	(514)	(102)	(1,108)	(248)
Comprehensive loss	$(10,492)	$(7,781)	$(22,594)	$(18,616)
Loss per share
Basic and diluted loss per share*	$(2.38)	$(1.52)	$(5.07)	$(3.99)
Weighted-average number of shares outstanding during the period
Basic and diluted*	4,173,894	4,731,066	4,170,629	4,858,393

*Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on September 28, 2023.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

							Accumulated
					Additional		other	Total	Non-
	Common stock		Treasury Stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares*	Amount	Shares*	Amount	in capital	deficit	loss	equity	interests	equity
December 31, 2022	4,161,613	$42	—	—	$468,530	$(428,112)	$(534)	$39,926	$8,023	$47,949
Issuance of restricted stock units	6,015	—	—	—	—	—	—	—	—	—
Value of shares withheld to fund payroll taxes	—	—	—	—	(22)	—	—	(22)	—	(22)
Stock-based compensation	—	—	—	—	589	—	—	589	23	612
Net loss for the period	—	—	—	—	—	(5,509)	—	(5,509)	(320)	(5,829)
Foreign currency translation	—	—	—	—	—	—	(130)	(130)	11	(119)
March 31, 2023	4,167,628	$42	—	$—	$469,097	$(433,621)	$(664)	$34,854	$7,737	$42,591
Issuance of restricted stock units	3,297	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	603	—	—	603	23	626
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(120)	(120)
Foreign currency translation	—	—	—	—	—	—	(464)	(464)	46	(418)
Net loss for the period	—	—	—	—	—	(5,730)	—	(5,730)	51	(5,679)
June 30, 2023	4,170,925	$42	—	$—	$469,700	$(439,351)	$(1,128)	$29,263	$7,737	$37,000
Issuance of restricted stock units	3,456	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	567	—	—	567	24	591
Grant of stock for services	—	—	—	—	3	—	—	3	—	3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	150	150
Foreign currency translation	—	—	—	—	—	—	(514)	(514)	18	(496)
Net loss for the period	—	—	—	—	—	(9,918)	—	(9,918)	(60)	(9,978)
September 30, 2023	4,174,381	$42	—	$—	$470,270	$(449,269)	$(1,642)	$19,401	$7,869	$27,270

*Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on September 28, 2023.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

(In thousands, except share and per share data)

							Accumulated
					Additional		other	Total	Non-
	Common stock		Treasury Stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares*	Amount	Shares*	Amount	in capital	deficit	loss	equity	interests	equity
December 31, 2021	5,063,467	$51	—	—	$488,268	$(395,275)	$(312)	$92,732	$7,203	$99,935
Issuance of Common Stock for acquisition	27,624	—	—	—	906	—	—	906	—	906
Vesting of restricted stock units	19,591	—	—	—	—	—	—	—	—	—
Value of Shares Withheld to fund payroll taxes	—	—	—	—	(73)	—	—	(73)	—	(73)
Stock-based compensation	—	—	—	—	1,543	—	—	1,543	—	1,543
Net loss for the period	—	—	—	—	—	(4,283)	—	(4,283)	1,521	(2,762)
Repurchase and retirement of common stock	(357,122)	(3)	—	—	(11,092)	—	—	(11,095)	—	(11,095)
Foreign currency translation	—	—	—	—	—	—	(41)	(41)	—	(41)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(824)	(824)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	200	200
March 31, 2022	4,753,560	$48	—	$—	$479,552	$(399,558)	$(353)	$79,689	$8,100	$87,789
Vesting of restricted stock units	14,453	—	—	—	—	—	—	—	—	—
Grant of stock options for services	—	—	—	—	15	—	—	15	—	15
Stock-based compensation	—	—	—	—	771	—	—	771	549	1,320
Net loss for the period	—	—	—	—	—	(7,918)	—	(7,918)	(9)	(7,927)
Repurchase of common stock	—	—	(66,920)	(1,021)	—	—	—	(1,021)	—	(1,021)
Foreign currency translation	—	—	—	—	—	—	(105)	(105)	—	(105)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(132)	(132)
June 30, 2022	4,768,013	$48	(66,920)	$(1,021)	$480,338	$(407,476)	$(458)	$71,431	$8,508	$79,939
Vesting of restricted stock units	12,812	—	—	—	—	—	—	—	—	—
Grant of stock options for services	—	—	—	—	16	—	—	16	—	16
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	546	546
Stock-based compensation	—	—	—	—	392	—	—	392	91	483
Net loss for the period	—	—	—	—	—	(7,179)	—	(7,179)	(500)	(7,679)
Repurchase and retirement of common stock	(619,212)	(6)	66,920	1,021	(12,688)	—	—	(11,673)	—	(11,673)
Foreign currency translation	—	—	—	—	—	—	(102)	(102)	(3)	(105)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—
September 30, 2022	4,161,613	$42	—	$—	$468,058	$(414,655)	$(560)	$52,885	$8,642	$61,527

*Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on September 28, 2023.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(21,486)	$(18,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,770	4,329
Impairment of long lived assets	6,782	715
Foreign currency remeasurement loss	690	—
Loss on disposal of assets	34	273
Gain on lease termination	(821)	—
Unrealized gain on marketable securities	(668)	—
Amortization of operating lease right of use asset	1,163	1,357
Stock-based compensation	1,832	3,346
Loss on equity investment	53	528
Changes in assets and liabilities:
Decrease in inventory	192	794
Decrease (increase) in accounts receivable	1,665	(352)
Increase in other assets, current and non-current	(336)	(2,265)
Increase in deferred revenue	(266)	(1,015)
Increase in other liabilities, current and non-current	(3,226)	(3,913)
Decrease in accounts payable	(251)	(2,866)
Net cash used in operating activities	(12,873)	(17,406)
Cash flows from investing activities
Acquisition of property and equipment	(1,639)	(5,797)
Investment in marketable securities	(1,991)	—
Sale of marketable securities	4,500	—
Acquisition of Naples Wax	(1,574)	—
Acquisition of HyperPointe, net of cash assumed	—	(4,853)
Acquisition of intangibles	(468)	(279)
Net cash used in investing activities	(1,172)	(10,929)
Cash flows from financing activities
Repurchase of Common Stock	—	(23,789)
Contributions from noncontrolling interests	150	746
Payments for shares withheld on vesting	(22)	(73)
Repayment of Paycheck Protection Program	—	(3,584)
Distributions to noncontrolling interests	(120)	(956)
Net cash provided by (used in) financing activities	8	(27,656)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(174)	(86)
Decrease in cash, cash equivalents and restricted cash	(14,211)	(56,077)
Cash, cash equivalents, and restricted cash at beginning of the period	19,789	106,257
Cash, cash equivalents, and restricted cash at end of the period	$5,578	$50,180
Cash paid for
Interest	$—	$10
Income taxes	$142	$5
Non-cash investing and financing transactions
Capital expenditures included in Accounts payable, accrued expenses and other current liabilities	$197	$592
Issuance of Common Stock on acquisition of gcg Connect, LLC, d/b/a HyperPointe	$—	$906

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for share and per share data)

Note 1. Business, Basis of Presentation and Liquidity

Overview

On October 25, 2022, the Company changed its name to XWELL, Inc. (“XWELL” or the “Company”) from XpresSpa Group, Inc. The Company’s common stock, par value $0.01 per share, which had previously been listed under the trading symbol “XSPA” on the Nasdaq Capital Market, now trades under the trading symbol “XWEL” since the opening of the trading market on October 25, 2022.  The Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State on October 24, 2022 (the “Amended and Restated Certificate”) reflecting the name change. Rebranding to XWELL aligned the Company’s corporate strategy to build a pure-play wellness services company, in both the airport and off airport marketplaces.

XWELL is a global wellness company operating multiple brands and focused on bringing restorative, regenerative and reinvigorating products and services to travelers. XWELL currently has three reportable operating segments: XpresSpa®, XpresTest®, and Treat™.

XpresSpa

XWELL’s subsidiary, XpresSpa Holdings, LLC (“XpresSpa”) has been a global airport retailer of spa services through its XpresSpa spa locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products.

As of September 30, 2023, there were 21 operating XpresSpa domestic locations. During 2022, the Company sold one location in Austin-Bergstrom International Airport to its franchisee which now operates both locations at that airport. The Company also had 10 international locations operating as of September 30, 2023, including two XpresSpa locations in Dubai International Airport in the United Arab Emirates, three XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands and five XpresSpa locations in Istanbul Airport in Turkey.

XpresTest

The Company, in partnership with certain COVID-19 testing partners, successfully launched its XpresCheck Wellness Centers through its XpresTest, Inc. subsidiary (“XpresTest”), offering testing services, also in airports.  During 2022, as countries continued to relax their testing requirements resulting in rapid decline of testing volumes at the Company’s  XpresCheck locations, the Company closed all but one XpresCheck Wellness Center. As of September 30, 2023, we have closed all XpresCheck locations.

XpresTest began conducting bio-surveillance monitoring with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo in 2021 and on January 31, 2022, the Company announced the extension of the initial program, bringing the total contract to $5,534. As of August 2022, the program was renewed in partnership with Ginkgo BioWorks for a new two-year contract term which represents approximately $7,331 in revenue (for the first year) for the XpresTest segment. Effective as of August 12, 2023, the revenue for the second year was determined to be approximately $6,675.

For reporting purposes, the former Hyperpointe segment has been consolidated into the XpresTest segment. This determination was made given that XpresTest and Hyperpointe are managed by its Chief Executive Officer, Ezra Ernst, as a single segment.

HyperPointe, which the Company acquired in January 2022, provides a broad range of service and support options for our customers, including technical support services and advanced services.

Treat

The Treat segment, which is operating through XWELL’s subsidiary Treat, Inc. (“Treat”) is a wellness brand that provides access to wellness services for travelers at on-site centers (currently located in JFK International Airport and in Salt Lake City International Airport).

In 2022, the Company’s Treat brand opened new locations in Phoenix Sky Harbor International Airport (pre-security) and Salt Lake City International Airport. With respect to these locations in Phoenix and Salt Lake City, agreements had already been executed with the airports and the decision was made to convert these locations to Treat.

By the third quarter of 2022, it became clear that the Treat business required a change in strategy and as a result, the Company began to retool the offerings within the Treat locations by providing additional retail as part of its retail strategy expansion as well as lay the foundation to bring more spa-like services into the Treat locations in an attempt to unify its core offering.

By the fourth quarter of 2022, the decision was made to close the pre-security Treat location at Phoenix Sky Harbor Airport. As of September 30, 2023, the Treat brand operated at two locations in the airport (JFK International Airport and Salt Lake City International Airport).  These remaining Treat locations offer a full retail product offering and a suite of wellness and spa services.

On September 12, 2023, XWELL acquired Naples Wax, LLC, a group of upscale hair removal boutiques in Florida, for a purchase price of approximately $1.6 million. Known for providing a memorable customer experience, Naples Wax Center operates three high-performing locations with core products and service offerings from face and body waxing to a range of skincare and cosmetic products. The acquisition of Naples Wax Center enables the company to move beyond its airport client base with a business it can adapt a larger wellness platform while also growing its retail footprint to serve its long-term financial expectations.

For reporting purposes, the Naples Wax acquisition is consolidated under the Treat segment.

Basis of Presentation and Principles of Consolidation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as amended. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited annual financial statements but does not include all information required by GAAP for annual financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest as well as variable interest entities in which we are the primary beneficiaries. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On September 28, 2023, the Company effected a 1-for-20 reverse stock split, whereby every twenty shares of its Common Stock were reduced to one share of its Common Stock and the price per share of its Common Stock was multiplied by 20. All references to shares and per share amounts have been adjusted to reflect the reverse stock split.

Liquidity and Financial Condition

As of September 30, 2023, the Company had cash and cash equivalents of $4,827 (excluding restricted cash), $21,311 in marketable securities, and total current assets of $29,962. The Company’s total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, and operating lease liabilities was approximately $8,157 as of September 30, 2023 and $10,956 as of December 31, 2022. The working capital surplus was $21,805 as of September 30, 2023, compared to a working capital surplus of $36,376 as of December 31, 2022.

The Company has significantly reduced operating and overhead expenses since the second half of 2022, while it continues to focus on returning to overall profitability.

The Company has taken actions to improve its overall cash position and access to liquidity through equity offerings and debt retirements, by exploring valuable strategic partnerships, rightsizing its corporate structure and streamlining its operations.

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

XpresTest

During the third quarter of 2022, XpresTest, in partnership with Ginkgo BioWorks in continuation of their support to the CDC’s traveler-based SARS-CoV-2 genomic surveillance program was awarded a new contract. The partnership is expected to support public health and biosecurity services totaling approximately $16,000, with an overall potential to exceed $61,000 based on CDC program options and public health priorities. As COVID-19 sub-variants and other biological threats continue to emerge, the partners plan to expand the program footprint and incorporate innovative modalities and offerings, such as monitoring of wastewater from aircraft lavatories. The current contract with Ginkgo BioWorks related to the above partnership contains fixed pricing for which we are entitled to $6,761 for the sample collection (passenger and aircraft wastewater) and $570 for the traveler enrollment initiatives, which represents the amount of consideration that we are entitled. The Company recognizes revenue over time for both sample collection performance obligations, using the input method based on time elapsed to measure progress towards satisfying each of the performance obligations. We recognized the revenue for the traveler enrollment initiative performance obligation in the second quarter of 2023. The Company recognizes revenue ratably (straight line basis) over the term of the contract (one year). The Company recorded $1,603 and $5,531 in revenue during the three and nine months ended September 30, 2023 related to sample collection performance obligations because the Company’s efforts towards satisfying each of the performance obligations are expended evenly throughout the period of performance.

HyperPointe, which we acquired in January 2022, provides broad range of service and support options for our customers, including technical support services and advanced services. Technical support services represent the majority of these offerings which are distinct performance obligations that are satisfied over time with revenue recognized ratably over the contract term. Advanced services are distinct performance obligations that are satisfied over time with revenue recognized as services are delivered.  Revenue billed in advance is treated as deferred revenue which was $56 and $322 as of September 30, 2023 and December 31, 2022, respectively. The Company has recognized $210 of the December 31, 2022 deferred revenue balance in 2023. HyperPointe had unbilled receivables of $187 and $0 as of September 30, 2023 and December 31, 2022, respectively, included in other current assets.

The Company excludes all sales taxes assessed to our customers from revenue. Sales taxes assessed on revenues are included in accrued expenses and other current liabilities on the Company’s unaudited condensed consolidated balance sheets until remitted to state agencies.

Treat

The Company recognizes revenue from the sale of Treat and Naples Wax products and services when the services are rendered at Treat Centers and Naples Wax Centers and from the sale of products at the time products are purchased at the Treat Centers, online, and the Naples Wax Centers usually by credit card, net of discounts and applicable sales taxes. Accordingly, the Company recognizes revenue for the Company’s single performance obligation related to both in-centers and online sales at the point at which the service has been performed or the control of the merchandise has passed to the customer. Revenues from the Treat retail and e-commerce businesses are recorded at the time goods are shipped.

(b) Translation into United States dollars

The Company conducts certain transactions in foreign currencies, which are recorded at the exchange rate as of the transaction date. All exchange gains and losses occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are deemed non-operating income in the unaudited condensed consolidated statements of operations and comprehensive loss.  During the three and nine months ended September 30, 2023, the Company recognized a gain of $366 and a loss of $690, respectively, as a result of foreign exchange, occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies. During the three and nine months ended September 30, 2022, the Company did not incur any foreign exchange gains or losses occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies.

Accounts of the foreign subsidiaries of XpresSpa are translated into United States dollars. Assets and liabilities have been translated primarily at period end exchange rates and revenues and expenses have been translated at average monthly rates for the three and nine months ended September 2023 and 2022. The translation adjustments arising from the use of different exchange rates are included as foreign currency translation within the condensed consolidated statements of operations and comprehensive income (loss) and unaudited condensed consolidated statements of changes in stockholders’ equity.

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

(d) Goodwill

The Company accounts for goodwill under FASB ASC 350-30, Intangibles-Goodwill and Other. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. Goodwill is not amortized and is reviewed for impairment annually, or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative test to identify and measure the amount of goodwill impairment loss. The Company compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, goodwill of the reporting unit is considered impaired, and that excess is recognized as a goodwill impairment loss. During the quarter ended September 30, 2023, the Company recognized an impairment charge of $4,024, which is included in Impairment of long-lived assets in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

(e) Reclassification

Certain balances in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 have been reclassified to conform to the presentation in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023, primarily the separate classification and presentation of accounts payable, gross profits, advertising and promotion expense, IT/Hosting services, and foreign exchange remeasurement gain/(loss). The above separation affected accounts payable, accrued expenses and other, general and administrative expenses, and other non-operating expense, net in the comparative 2022 financial statements. Such reclassifications did not have a material impact on the unaudited condensed consolidated financial statements.

(f) Impairment of long-lived assets

Long-lived assets are tested for impairment at the lowest level at which there are identifiable operating cash flows. The Company’s long-lived assets consist primarily of leasehold improvements and right to use lease assets for each of its airport locations (considered the asset group). The Company reviews its long-lived assets for recoverability yearly or sooner if events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. If indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset group in question to its carrying amount. An impairment loss is recognized if it is determined that the long-lived asset group is not recoverable and is calculated based on the excess of the carrying amount of the long-lived asset group over the long-lived asset groups fair value. The Company estimates the fair value of long-lived assets using present value income approach. Future cash flows are calculated based on forecasts over the estimated remaining useful life of the asset group, which for each of the Company’s airport locations, is the remaining term of the operating lease.

The Company recorded an impairment expense related to intangible assets of $2,758 during the quarter ended September 30, 2023, which is included in Impairment of long-lived assets in the Company’s consolidated statements of operations and comprehensive income (loss). The expense was primarily related to the impairment of intangible assets for the Company’s Treat segment and Hyperpointe business.

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

Note 3. Potentially Dilutive Securities

The table below presents the computation of basic and diluted net loss per share of Common Stock:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic numerator:
Net loss attributable to XWELL, Inc.	$(9,918)	$(7,179)	$(21,157)	$(19,380)
Net loss attributable to common shareholders	$(9,918)	$(7,179)	$(21,157)	$(19,380)
Basic and diluted denominator:
Basic and diluted weighted average shares outstanding	4,173,894	4,731,066	4,170,629	4,858,393
Basic and diluted loss per share	$(2.38)	$(1.52)	$(5.07)	$(3.99)

Both vested and unvested options to purchase an equal number of shares of Common Stock	377,717	235,668	377,717	235,668
Unvested RSUs to issue an equal number of shares of Common Stock	14,444	1,953	14,444	1,953
Warrants to purchase an equal number of shares of Common Stock	200	856,203	200	856,203
Total number of potentially dilutive securities excluded from the calculation of loss per share attributable to common shareholders	392,361	1,093,824	392,361	1,093,824

Note 4. Cash, Cash Equivalents, and Restricted Cash

A reconciliation of the Company’s cash and cash equivalents in the Unaudited Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Unaudited Condensed Consolidated Statements of Cash Flows as of September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022
Cash denominated in United States dollars	$2,203	$16,344
Cash denominated in currency other than United States dollars	2,358	2,562
Restricted cash	751	751
Credit and debit card receivables	266	132
Total cash, cash equivalents and restricted cash	$5,578	$19,789

The Company places its cash and temporary cash investments with credit quality institutions. At times, such cash denominated in United States dollars may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of September 30, 2023 and December 31, 2022, deposits in excess of FDIC limits were $1,612 and $16,069, respectively. As of September 30, 2023 and December 31, 2022, the Company held cash balances in overseas accounts, totaling $2,358 and $2,562 respectively, which are not insured by the FDIC. If the Company were to distribute the amounts held overseas, the Company would need to follow an approval and distribution process as defined in its operating and partnership agreements, which may delay and/or reduce the availability of that cash to the Company.

Note 5. Other current assets

As of September 30, 2023 and December 31, 2022, other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid expenses	$1,419	$1,074
Contract assets	187	—
Other	57	48
Total other current assets	$1,663	$1,122

Note 6. Intangible Assets

The changes in the carrying amount of intangible assets for the nine months ended September 30, 2023 were as follows:

Gross
Intangible
Assets
Balance as of December 31, 2022	$6,352
Acquisition of Naples Wax	1,624
Acquisition of Intangible Assets	468
Impairment of Assets	(3,281)
Retirement of Fully-Amortized Assets	(562)
Currency Translation Adjustment	(18)
Balance as of September 30, 2023	$4,583

The following tables provides information regarding the Company’s intangible assets subject to amortization, which consist of the following:

	September 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade names	$—	$—	$—	$302	$(24)	$278
Customer relationships	1,936	(312)	1,624	1,510	(542)	968
Software	2,609	(2,078)	531	4,485	(1,761)	2,724
Licenses	38	(19)	19	55	(17)	38
Total intangible assets	$4,583	$(2,409)	$2,174	$6,352	$(2,344)	$4,008

The Company’s intangible assets are amortized over their expected useful lives. The Company recorded amortization expense of $396 and $474 during the three months ended September 30, 2023 and 2022, respectively, and $1,155 and $1,338 during the nine months ended September 30, 2023 and 2022, respectively.

Based on the intangible assets balance as of September 30, 2023, the estimated amortization expense for the remainder of the calendar year and each of the succeeding calendar years is as follows:

Calendar Years ending December 31,	Amount
Remaining 2023	$108
2024	432
2025	426
2026	338
2027	232
Thereafter	638
Total	$2,174

Note 7. Accrued expenses and other current liabilities

As of September 30, 2023 and December 31, 2022, accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Litigation accrual	$449	$963
Accrued compensation	1,047	2,008
Tax-related liabilities	465	573
Common area maintenance accruals	291	160
Vendor-related accruals	892	754
Gift certificates	494	496
Credit card processing fees	7	33
Other miscellaneous accruals	553	732
Total accrued expenses and other current liabilities	$4,198	$5,719

Note 8. Acquisition of Naples Wax, LLC

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

On September 12, 2023, the Company acquired all of the equity interests in Naples Wax, LLC, d/b/a Naples Wax Centers, a Florida limited liability company (“Naples Wax”), for an aggregate purchase price of approximately $1,624, of which $1,574 was paid in cash at closing. The remaining $50 will be held for six months as a holdback to cover any potential indemnification claims. For the period ending September 30, 2023, the acquisition is preliminarily included in intangible assets while the Company determines the appropriate purchase price allocation during the measurement period.

Note 9. Leases

The Company leases its retail and diagnostic testing locations at various domestic and international airports. Additionally, the Company leases its corporate office in New York City. During 2023, the Company commenced a new lease for its corporate office. At inception, the Company determines if a lease qualifies under ASC 842. Certain of the Company’s lease arrangements contain fixed payments throughout the term of the lease, while others involve a variable component to determine the lease obligation wherein a certain percentage of sales is used to calculate the lease payment.

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

Supplemental cash flow information related to leases for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine months ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,668)	$(3,072)
Leased assets obtained in exchange for new and modified operating lease liabilities	$174	$7,380

As of September 30, 2023, operating leases contain the following future minimum commitments:

Calendar Years ending December 31,	Amount
Remaining 2023	$814
2024	3,093
2025	2,699
2026	1,615
2027	1,491
2028	1,111
Thereafter	3,259
Total future lease payments	14,082
Less: interest expense at incremental borrowing rate	(2,584)
Net present value of lease liabilities	$11,498

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	5.98	years
Weighted average discount rate used to determine present value of operating lease liability:	7.37%

Cash paid for minimum annual rental obligations during the three and nine months ended September 30, 2023 was $503 and $1,762, respectively. Cash paid for minimum annual rental obligations during the three and nine months ended September 30, 2022 was $445 and $1,191, respectively.

Variable lease payments calculated monthly as a percentage of product and services revenue, were $302 and $397 for the three months ended September 30, 2023 and 2022, respectively, and $1,013 and $1,085 for the nine months ended September 30, 2023 and 2022, respectively.

Note 10. Other Assets

As of September 30, 2023 and December 31, 2022, assets consisted of the following:

	September 30, 2023	December 31, 2022
Equity investments	$51	$104
Lease deposits	1,537	1,973
Other	199	292
Other assets	$1,787	$2,369

Note 11. Stockholders’ Equity

Warrants

The following table represents the activity related to the Company’s warrants during the nine months ended September 30, 2023.

		Weighted average	Exercise
	No. of Warrants	exercise price	price range
December 31, 2022	58,604	$40.00	$34.0 - 42.5
Granted	—	—
Exercised	—	—
Expired	(58,404)	40.20	$34.0 - 42.5
September 30, 2023	200	$42.50	$42.50

Share Repurchase Program

On August 31, 2021, the Company’s board of directors initially authorized a stock repurchase program that permitted the purchase and repurchase of up to 750,000 shares of its common stock through September 15, 2022. In May 2022, the Board increased the share repurchase program by an additional 500,000 shares and extended its effectiveness through September 15, 2023. Under this stock repurchase program, management has discretion in determining the conditions under which shares may be purchased from time to time. The program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. Under the program, the Company purchased 424,042 shares for $12,116 and retired 357,122 of these purchased shares during the nine months ended September 30, 2022, and the remaining 66,920 shares were retired on August 3, 2022.

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

Stock-based Compensation

In September 2020, the Board of Directors approved a new stock-based compensation plan available to grant stock options, restricted stock and Restricted Stock Units (“RSU’s”) aggregating to 250,000 of Common Stock, to the Company’s directors, employees and consultants. Shareholder approval of the plan was subsequently obtained on October 28, 2020. On October 4, 2022, shareholders approved the amendment to the 2020 Plan to increase the number of shares authorized for issuance under the 2020 Plan by 375,000 of Common Stock to an aggregate of 625,000 shares. Under the 2020 Equity Incentive Plan (the “2020 Plan”), a maximum of 239,493 of Common Stock may be issued as of September 30, 2023. The Company’s previous Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) was terminated upon receipt of shareholder approval of the 2020 Plan.

Awards granted under the 2012 Plan remain in effect pursuant to their terms. Generally, stock options are granted with exercise prices equal to the fair market value on the date of grant, vest in four equal quarterly installments, and expire 10 years from the date of grant. RSU’s granted generally vest over a period of one year.

In September 2020, XpresTest created a stock-based compensation plan available to grant stock options, Restricted Stock Awards (“RSAs”) and RSU’s to XpresTest’s directors, employees and consultants. Under the XpresTest 2020 Equity Incentive Plan (the “XpresTest Plan”), a maximum of 200 shares of XpresTest common stock may be awarded, which would represent 20% of the total number of shares of common stock of XpresTest as of September 30, 2023. Certain named executive officers, consultants, and directors of the Company are eligible to participate in the XpresTest Plan. As of September 30, 2023, there is $120 of unrecognized stock-based compensation related to the XpresTest Plan.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past.

The following variables were used as inputs in the model:

Share price of the Company’s Common Stock on the grant date:	$4.60 - 8.00
Exercise price:	$4.60 - 8.00
Expected volatility:	119.41-121.04%
Expected dividend yield:	0%
Annual average risk-free rate:	3.65 - 4.19%
Expected term:	6.32 - 6.41	years

Total stock-based compensation for the three months ended September 30, 2023 and 2022 is $594 and $483, respectively, and for the nine months ended September 30, 2023 and 2022 is $1,832 and $3,294, respectively. The Company had $1,938 and $2,506 of unrecognized stock-based compensation related to the XWELL Stock Options, as of September 30, 2023 and December 31, 2022, respectively.

The following table sets forth the Company’s Equity Incentive activities for the nine months ended September 30, 2023:

	RSUs		Stock options
		Weighted		Weighted
		average		average	Exercise
	No. of	grant date	No. of	exercise	price
	RSUs	fair value	options	price	range
Outstanding as of December 31, 2022	14,063	$13.00	241,501	$40.00	$13.00 - 49,200
Granted	16,944	5.70	148,069	7.88	4.60 - 8.00
Exercised/Vested	(16,563)	11.76	—	—
Forfeited	—	—	(8,006)	26.27	8.00 - 32.20
Expired	—	—	(3,847)	100.79	8.00 - 38,160
Outstanding as of September 30, 2023	14,444	$5.86	377,717	$26.70	$4.60 - 49,200
Exercisable as of September 30, 2023			206,304	$29.69	$8.00 - 49,200

Note 12. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provision for the three and nine months ended September 30, 2023 reflects an estimated global annual effective tax rate of approximately 0% from continuing operations.

As of September 30, 2023, deferred tax assets generated from the Company’s U.S. activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. Net operating loss carryforwards generated after December 31, 2017 do not expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit. Income tax expense/(benefit) for the three and nine months ended September 30, 2023 was $0 which was attributed to state taxing jurisdictions in which a measure of income is utilized to determine a tax liability. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has recorded accruals of $449 and $963 as of September 30, 2023 and December 31, 2022, respectively, which is included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The Company expenses legal fees in the period in which they are incurred.

OTG Management PHL B v. XpresSpa Philadelphia Terminal B et al.

On May 9, 2022, a lawsuit was filed in the Philadelphia Court of Common Pleas by OTG Management at Philadelphia International Airport, claiming that XWELL improperly backed out of its sublease for space at Terminal B and now owes between $864 and $2,250 in accelerated rent for the 12-year contract. They claim that by refusing to complete the project, failing to commence and maintain operations, refusing to pay rent and improperly purporting to terminate the lease (among other acts and omissions), XWELL breached the lease. On October 20, 2023, the parties filed a Stipulation to Hold the Matter in Civil Suspense.

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

Note 14. Segment Information

As a result of the Company’s transition to a pure-play wellness services company, the Company currently has three reportable operating segments: XpresSpa, XpresTest (inclusive of its Hyperpointe acquisition), Treat (inclusive of its Naples Wax acquisition). The Company analyzes the results of the Company’s business through the three reportable segments. The XpresSpa segment provides travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. The XpresTest segment provided diagnostic COVID-19 tests at XpresCheck Wellness Centers in airports, to airport employees and to the traveling public but has transitioned to the CDC’s bio-surveillance program.  The Treat segment is a wellness brand that provides access to wellness services for travelers at on-site centers. HyperPointe provides a broad range of service and support options for its customers, including technical support services and advanced services. Naples Wax Center operates three high-performing locations with core products and service offerings from face and body waxing to a range of skincare and cosmetic products.

The chief operating decision maker evaluates the operating results and performance of the Company’s segments through operating income. Expenses that can be specifically identified with a segment have been included as deductions in determining operating income. Any remaining expenses and other charges are included in Corporate and Other.

	For the three months ended
	September 30,
	2023	2022
Revenue
XpresSpa	$4,955	$3,557
XpresTest	2,322	6,754
Treat	191	425
Corporate and other	—	—
Total revenue	$7,468	$10,736

Operating income (loss)
XpresSpa	$(2,947)	$(2,508)
XpresTest	(5,267)	(1,885)
Treat	28	(1,282)
Corporate and other	(2,290)	(1,979)
Total operating loss (including impairment)	$(10,476)	$(7,654)

Depreciation & Amortization
XpresSpa	$421	$364
XpresTest	91	662
Treat	66	520
HyperPointe	—	—
Corporate and other	12	18
Total Depreciation & Amortization	$590	$1,564

Impairment / loss on disposal of assets
XpresSpa	$1,460	$—
XpresTest	5,338	1,040
Treat	—	—
Corporate and other	—	—
Total Impairment / loss on disposal of assets	$6,798	$1,040

	For the nine months ended
	September 30,
	2023	2022
Revenue
XpresSpa	$14,682	$9,490
XpresTest	7,541	37,781
Treat	483	1,110
Corporate and other	—	—
Total revenue	$22,706	$48,381

	2023	2022
Operating loss
XpresSpa	$(8,901)	$(8,921)
XpresTest	(5,067)	1,831
Treat	(776)	(4,038)
Corporate and other	(6,744)	(6,744)
Total operating loss (including impairment)	$(21,488)	$(17,872)

	2023	2022
Depreciation & amortization
XpresSpa	$1,275	$1,065
XpresTest	260	1,954
Treat	198	1,287
Corporate and other	37	23
Total depreciation & amortization	$1,770	$4,329

Impairment / loss on disposal of assets
XpresSpa	$1,468	$—
XpresTest	5,348	988
Treat	—	—
Corporate and other	—	—
Total Impairment / loss on disposal of assets	$6,816	$988

Capital expenditures
XpresSpa	$1,596	$1,413
XpresTest	80	675
Treat	56	3,329
Corporate and other	28	55
Total capital expenditures	$1,760	$5,472

	September 30, 2023	December 31, 2022
Long-lived Assets
XpresSpa	$9,514	$11,851
XpresTest	118	4,220
Treat	2,118	2,314
Corporate and other	467	409
Total long-lived Assets	$12,217	$18,794

	September 30, 2023	December 31, 2022
Assets
XpresSpa	$17,626	$21,135
XpresTest	1,935	11,198
Treat	4,016	3,186
Corporate and other	20,973	34,907
Total assets	$44,550	$70,426

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will be,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on April 17, 2023, as subsequently amended on May 1, 2023 (the “Annual Report”), our Quarterly Report on Form 10-Q for the three months and six months ended March 31, 2023 and June 30, 2023, respectively,  and this Quarterly Report on Form 10-Q and any future reports we file with the Securities and Exchange Commission (“SEC”). The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to XWELL, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

On October 25, 2022, we changed our name to XWELL, Inc. (“XWELL” or the “Company”) from XpresSpa Group, Inc. Our common stock, par value $0.01 per share, which had previously been listed under the trading symbol “XSPA” on the Nasdaq Capital Market, now trades under the trading symbol “XWEL” since the opening of the trading market on October 25, 2022.  We filed an amended and restated certificate of incorporation with the Delaware Secretary of State on October 24, 2022 (the “Amended and Restated Certificate”) reflecting the name change. Rebranding to XWELL aligned our corporate strategy to build a pure-play wellness services company, in both the airport and off airport marketplaces.

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

XWELL is a global wellness company operating multiple brands and focused on bringing restorative, regenerative and reinvigorating products and services to travelers. XWELL currently has three reportable operating segments: XpresSpa®, XpresTest®, and Treat™.

XpresSpa

XWELL’s subsidiary, XpresSpa Holdings, LLC (“XpresSpa”) has been a global airport retailer of spa services through our XpresSpa spa locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products.

As of September 30, 2023, there were 21 operating XpresSpa domestic locations. During 2022, we sold one location in Austin-Bergstrom International Airport to our franchisee which now operates both locations at this airport. We also had 10 international locations operating as of September 30, 2023, including two XpresSpa locations in Dubai International

Airport in the United Arab Emirates, three XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands and five XpresSpa locations in Istanbul Airport in Turkey.

XpresTest

We, in partnership with certain COVID-19 testing partners, successfully launched our XpresCheck Wellness Centers through our XpresTest, Inc. subsidiary (“XpresTest”), offering testing services, also in airports.  During 2022, as countries continued to relax their testing requirements resulting in rapid decline of testing volumes at our XpresCheck locations, we closed all but one XpresCheck Wellness Center. As of September 30, 2023, all our XpresCheck locations have ceased operations.

XpresTest began conducting bio-surveillance monitoring with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo in 2021 and on January 31, 2022, we announced the extension of the initial program, bringing the total contract to $5,534. As of August 2022, the program was renewed in partnership with Ginkgo BioWorks for a new two-year contract term which represents approximately $7,331 in revenue (for the first year) for the XpresTest segment.  Effective as of August 12, 2023, the revenue for the second year was determined to be approximately $6,675.

For reporting purposes, the former Hyperpointe segment has been consolidated into the XpresTest segment. This determination was made given that XpresTest and Hyperpointe are managed by its Chief Executive Officer, Ezra Ernst, as a single segment.

HyperPointe, which the Company acquired in January 2022, provides a broad range of service and support options for our customers, including technical support services and advanced services.

Treat

The Treat segment, which is operating through XWELL’s subsidiary Treat, Inc. (“Treat”) is a wellness brand that provides access to wellness services for travelers at on-site centers (currently located in JFK International Airport and in Salt Lake City International Airport).

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

By the fourth quarter of 2022, the decision was made to close the pre-security Treat location at Phoenix Sky Harbor Airport. As of September 30, 2023, the Treat brand operates in two locations in the airport (JFK International Airport and Salt Lake City International Airport).  These remaining Treat locations offer a full retail product offering and a suite of wellness and spa services.

As of September 12, 2023, XWELL acquired Naples Wax, LLC, a group of upscale hair removal boutiques in Florida, for a purchase price of approximately $1.6 million. Known for providing a memorable customer experience, Naples Wax Center operates three high-performing locations with core products and service offerings from face and body waxing to a range of skincare and cosmetic products. The acquisition of Naples Wax Center enables the company to move beyond its airport client base with a business it can adapt a larger wellness platform while also growing its retail footprint to serve its long-term financial expectations.

For reporting purposes, the Naples Wax acquisition is consolidated under the Treat segment.

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

We also plan to build our capability for delivering wellness services outside the airport. We believe operating outside of the airport complements our offering and represents the fastest way to scale the XWELL family of brands. We will be looking to further expand internationally. With international travel slowly returning to pre-pandemic levels, we continue to be opportunistic in our approach, by taking advantage of the current market growth. We believe a strategy for international expansion further advances our ability to expand our other brands including bio-surveillance outside of the US.

These strategic imperatives will be accomplished through development of an infrastructure specifically focused on enabling scalable and efficient growth.

Results of Operations

Revenue

We recognize revenue from the sale of XpresSpa and Naples Wax services when they are rendered at our stores and from the sale of products at the time goods are purchased at our stores or online (usually by credit card), net of discounts and applicable sales taxes.

We have entered into managed services agreements with professional medical services companies that provide healthcare services to patients in our XpresCheck and Treat Wellness Centers. The medical services companies will pay XpresTest and Treat, a monthly management fee to operate in the XpresCheck and Treat Wellness Centers. For the bio-surveillance program, XpresTest receive a flat monthly fee for its services.

HyperPointe provides a broad range of service and support options for our customers, including technical support services and advanced services. Technical support services represent the majority of these offerings which are distinct performance obligations that are satisfied over time with revenue recognized ratably over the contract term.

Cost of sales

Cost of sales for our XpresSpa and Treat segments consist of store-level costs. Store-level costs include all costs that are directly attributable to the store operations, primarily payroll and related benefit costs for store personnel, occupancy costs and cost of products sold. Cost of sales of our XpresTest and Treat segments include costs related to the XpresCheck and Treat medical office business, and consists of expenses directly attributable to the operations under the terms of the MSAs, primarily payroll and related benefit costs for personnel, occupancy costs and cost of supplies.

Other general and administrative expenses

Other general and administrative expenses include management and administrative personnel, overhead and occupancy costs, insurance and various professional fees, as well as stock-based compensation for directors, management and administrative personnel.

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Revenue

	Three months ended September 30,
	2023	2022	Inc/(Dec)
Total revenue	$7,468	$10,736	$(3,268)

The decrease in revenue of $3,268 or 30%, was primarily due to the reduction in patient service revenue triggered by the rapid decline of the XpresTest segment as countries continued to relax their testing requirements and we experienced decreased testing volumes at our now closed XpresCheck locations.

Cost of sales

	Three months ended September 30,
	2023	2022	Inc/(Dec)
Cost of sales	$6,377	$9,339	$(2,962)

The decrease in cost of sales of $2,962 or 32%, is commensurate with the decrease in revenues offset by the reopening of certain XpresSpa locations. We had 31 open spa locations as of September 30, 2023, and 20 open Spa locations as of September 30, 2022. The largest component in the cost of sales are the costs of testing kits and labor costs at the location-level. Cost of sales also includes rent and related occupancy costs, which can primarily include rent based on percentage of sales, as well as other product costs directly associated with the procurement of retail inventory, and other operating costs.

Depreciation and amortization

	Three months ended September 30,
	2023	2022	Inc/(Dec)
Depreciation and amortization	$590	$1,564	$(974)

The decrease in depreciation and amortization of approximately 62% was primarily due to the write-off of the stores that were permanently closed since September 30, 2022. Fewer locations resulted in lower amortization of leasehold improvements. Depreciation and amortization expense also decreased because of the impairments and disposals of fixed assets during the year ended December 31, 2022.

Impairment/loss on disposal of assets

	Three months ended September 30,
	2023	2022	Inc/(Dec)
Impairment / loss on disposal of assets	$6,798	$1,040	$5,758

The increase in impairment is primarily due to the impairment of Hyperpointe-related assets including goodwill.

Other general and administrative expenses

	Three months ended September 30,
	2023	2022	Inc/(Dec)
Other general and administrative expenses	$3,593	$4,843	$(1,250)

The decrease of approximately 26% was primarily due to rightsizing our existing business and optimizing our cost structure as well as reduction of functional costs associated with the operations of now closed XpresCheck Wellness Centers. We have significantly reduced operating and overhead expenses since the second half of 2022, while we continue to focus on returning to overall profitability.

Other non-operating expense, net

	Three months ended September 30,
	2023	2022	Inc/(Dec)
Other non-operating income (expense), net	$(198)	$(134)	$(64)

The following is a summary of the transactions included in other non-operating expense, net for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023	2022
Loss on equity investments	$(20)	$(98)
Bank fees and financing charges	(178)	(36)
Total	$(198)	$(134)

Realized and unrealized foreign exchange loss

	Three months ended September 30,
	2023	2022	Inc/(Dec)
Foreign exchange remeasurement gain/(loss)	$366	$(2)	$368

Foreign exchange gain during 2023 primarily pertains to remeasurement of foreign currency transactions at our newly opened Turkish locations.

Interest income, net

	Three months ended September 30,
	2023	2022	Inc/(Dec)
Interest income, net	$105	$114	$(9)

Nine months ended September 30, 2023 compared to the Nine months ended September 30, 2022

Revenue

	Nine months ended September 30,
	2023	2022	Inc/(Dec)
Total revenue	$22,706	$48,381	$(25,675)

The decrease in revenue of $25,675, or 53%, was primarily due to the reduction in patient service revenue triggered by the rapid decline of the XpresTest segment as countries continued to relax their testing requirements and we experienced decreased testing volumes at our now closed XpresCheck locations.

Cost of sales

	Nine months ended September 30,
	2023	2022	Inc/(Dec)
Cost of sales	$19,903	$36,743	$(16,840)

The decrease in cost of sales of $16,840 or 46%, is commensurate with the decrease in revenues offset by the reopening of certain XpresSpa locations. We had 31 open spa locations as of September 30, 2023, and 20 open Spa locations as of September 30, 2022. The largest component in the cost of sales are the costs of testing kits and labor costs at the location-level. Cost of sales also includes rent and related occupancy costs, which can primarily include rent based on percentage of sales, as well as other product costs directly associated with the procurement of retail inventory, and other operating costs.

Depreciation and amortization

	Nine months ended September 30,
	2023	2022	Inc/(Dec)
Depreciation and amortization	$1,770	$4,329	$(2,559)

The decrease in depreciation and amortization of approximately 59% was primarily due to the write-off of the stores that were permanently closed since September 30, 2022. Fewer locations resulted in lower amortization of leasehold improvements. Depreciation and amortization expenses also decreased because of the impairments and disposals of fixed assets during the year ended December 31, 2022.

Impairment/loss on disposal of assets

	Nine months ended September 30,
	2023	2022	Inc/(Dec)
Impairment / loss on disposal of assets	$6,816	$988	$5,828

The increase in impairment is primarily due to the impairment of Hyperpointe-related assets including goodwill.

Other general and administrative expenses

	Nine months ended September 30,
	2023	2022	Inc/(Dec)
Other general and administrative expenses	$13,891	$18,250	$(4,359)

The decrease of approximately 24% in other general and administrative expenses was primarily due to rightsizing our existing business and optimizing our cost structure as well as reduction of functional costs associated with the operations of now closed XpresCheck Wellness Centers. We have significantly reduced operating and overhead expenses since the second half of 2022, while we continue to focus on returning to overall profitability.

Other non-operating expense, net

	Nine months ended September 30,
	2023	2022	Inc/(Dec)
Other non-operating income (expense), net	$(345)	$(643)	$298

The following is a summary of the transactions included in other non-operating expense, net for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
Loss on equity investments	$(53)	$(521)
Bank fees and financing charges	(282)	(122)
Other	(10)	—
Total	$(345)	$(643)

Realized and unrealized foreign exchange loss

	Nine months ended September 30,
	2023	2022	Inc/(Dec)
Foreign exchange remeasurement gain/(loss)	$(690)	$(7)	$(683)

Foreign exchange loss during 2023 primarily pertains to remeasurement of foreign currency transactions at our newly opened Turkish locations.

Interest income, net

	Nine months ended September 30,
	2023	2022	Inc/(Dec)
Interest income, net	$334	$159	$175

Interest income, net increased because of increased interest rates and elimination of interest expense since the beginning of May 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had approximately $4,827 of cash and cash equivalents (excluding restricted cash), $21,311 in marketable securities, and total current assets of $29,962. Our total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, and operating lease liabilities was approximately $8,157 as of September 30, 2023 and $10,956 as of December 31, 2022. The working capital surplus was $21,805 as of September 30, 2023, compared to a working capital surplus of $36,376 as of December 31, 2022.

We have carried out an assessment of our ability to continue as a going concern. As of the date of the report, we believe that our Company has sufficient liquidity to fund operations for the next twelve months. Our primary liquidity and capital requirements are for the maintenance of our current XpresSpa and Treat locations and brand, as well as the expansion of Naples Wax and our off-airport strategy. During the nine months ended September 30, 2023 and 2022, we used $12,873 and $17,406 in operations, respectively.

On August 31, 2021, our board of directors initially authorized a stock repurchase program that permitted the purchase and repurchase of up to 750,000 shares of our common stock through September 15, 2022. In May 2022, the Board increased the share repurchase program by an additional 500,000 shares and extended its effectiveness through September 15, 2023. Under this stock repurchase program, management has discretion in determining the conditions under which shares may be purchased from time to time. The program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice.

Pursuant to our share repurchase program, we purchased 424,042 shares for $12,116 and retired 357,122 of these purchased shares during the nine months ended September 30, 2022, and the remaining 66,920 shares were retired on August 3, 2022. We did not repurchase any shares during the nine months ended September 30, 2023.

Critical Accounting Estimates

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended, filed with the SEC which includes a description of our critical accounting estimates that involve subjective and complex judgments that could potentially affect reported results. There have been no material changes to our critical accounting estimates as to the methodologies or assumptions we apply under them. We continue to monitor such methodologies and assumptions.

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

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and the Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

Exhibit No.	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on September 27, 2023)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Management contract.
*	Filed herewith.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XWELL, Inc.

Date:	November 14, 2023	By:	/s/ Scott R Milford
Scott R. Milford
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2023	By:	/s/ Suzanne A. Scrabis
Suzanne A. Scrabis
Chief Financial Officer
(Principal Financial and Accounting Officer)