Form 10-K
period 2023-12-31
XWELL, Inc.
filed 2024-04-16
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ⌧

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant’s most recently completed second quarter, was $16,663,729 computed by reference to the closing sale price of $4.00 per share on the Nasdaq Stock Market LLC on June 30, 2023. The registrant does not have any non-voting common stock.

As of April 15, 2024, 4,183,435 shares of the registrant’s common stock are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III will be included in an amendment to this Annual Report on Form 10-K within 120 days of December 31, 2023.

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

These risks and uncertainties, many of which are beyond our control, include, but are not limited to, the following:

●	the adverse effects of public health epidemics, similar to the coronavirus outbreak, on our business, results of operations and financial condition;
●	our material weaknesses we identified in our internal control over financial reporting, our efforts to remediate such material weaknesses and the timing of remediation;
●	the Restatement of our financial statements for Q3 2023 and the impact of such Restatement on our future financial statements and other financial measures (each as defined herein);
●	our ability to develop and offer new products and services;
●	our ability to effectively deploy our available cash resources, as well as our ability raise additional capital to fund our operations and business plan, to the extent necessary;
●	general economic conditions and level of consumer and corporate spending on health, wellness and travel;
●	our ability to secure new locations, maintain XpresSpa, Naples Wax, Treat and CDC Bio surveillance testing locations, and ensure continued customer traffic at those locations;
●	our ability to hire a skilled labor force and the costs associated with that labor;
●	our ability to accurately forecast the costs associated with opening new retail locations and maintaining or converting existing ones, and the revenue derived from our retail locations;
●	performance by our Airport Concession Disadvantaged Business Enterprise partners on obligations set forth in our joint venture agreements;
●	our ability to protect our confidential information and customers’ financial data and other personal information;
●	failure or disruption to our information technology systems;
●	our ability to retain key members of our management team;
●	the loss of, or an adverse change with regard to, one or more of our significant suppliers, distributors, vendors or other business relationships;
●	unexpected events and trends in the health, wellness and travel industries;
●	market acceptance, quality, pricing, availability and useful life of our products and/or services, as well as the mix of our products and services sold;
●	competitive conditions within our industries;

●	our compliance with laws and regulations in the jurisdictions in which we do business and any new laws and regulations or changes in existing laws and regulations;
●	further regulatory actions in the healthcare sector that could impact our ability to continue operations;
●	the discontinuance of emergency use authorization (“EUA”) policies that could impact our business
●	our ability to maintain compliance with the Nasdaq Capital Market’s listing standards;
●	lawsuits, claims, and investigations that may be filed against us and other events that may adversely affect our reputation; and
●	our ability to protect and maintain our intellectual property.

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

PART I

ITEM 1. BUSINESS

Overview

XWELL is a global wellness company operating multiple brands and focused on bringing restorative, regenerative and reinvigorating products and services to travelers. XWELL currently has four reportable operating segments: XpresSpa®, XpresTest®, Naples Wax Center and Treat™.

On October 25, 2022, the Company changed its name to XWELL, Inc. (“XWELL” or the “Company”) from XpresSpa Group, Inc. The Company’s common stock, par value $0.01 per share, which had previously been listed under the trading symbol “XSPA” on the Nasdaq Capital Market, now trades under the trading symbol “XWEL”. The Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State on October 24, 2022 (the “Amended and Restated Certificate”) reflecting the name change. Rebranding to XWELL aligned the Company’s corporate strategy to build a pure-play wellness services company, in both the airport and off-airport marketplaces.

XpresSpa

XWELL’s subsidiary, XpresSpa Holdings, LLC (“XpresSpa”) has been a global airport retailer of spa services through its XpresSpa spa locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products.

As of December 31, 2023, there were 21 domestic XpressSpa locations in total, 19 Company-owned locations and two franchises. The Company also had 11 international locations operating as of December 31, 2023, including two XpresSpa locations in Dubai International Airport in the United Arab Emirates, one XpresSpa location in Zayad International Airport in Abu Dhabi, UAE, three XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands and five XpresSpa locations in the Istanbul Airport in Turkey.

XpresTest

The Company, in partnership with certain COVID-19 testing partners, successfully launched its XpresCheck Wellness Centers, in June of 2020, through its XpresTest, Inc. subsidiary (“XpresTest”), which offered COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents during the pandemic. During 2022 and 2023, as countries continued to relax their testing requirements resulting in rapid decline of testing volumes at the Company’s XpresCheck locations, the Company closed XpresCheck Wellness Centers. As of December 31, 2023, we have closed all XpresCheck locations.

XpresTest began conducting bio surveillance monitoring with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo BioWorks in 2021 and on January 31, 2022, we announced the extension of our initial program, bringing the total contract to $5,537. As of August 2022, the program was renewed in partnership with Ginkgo BioWorks. A new two-year contract was initiated which represents approximately $7,330 in revenue (for the first year) for the XpresTest segment.

The program was renewed in August 2023 through a new one-year contract. The revenue to XpresTest from such one-year extension totaled approximately $7,044. In March 2024, the program funding and scope were expanded, a revenue increase of $4,000, to an estimated $11,044 in revenue for XpresTest with new collection locations at U.S. international airports in Miami (MIA) and Chicago (ORD) and the roll out of multi-pathogen testing across the program.

HyperPointe

XWELL’s subsidiary, gcg Connect, LLC, operating as HyperPointe, provides direct to business marketing support across a number of health and health-related channels.  From the creation of marketing campaigns for the pharmaceutical industry, to learning management systems to website and health related content creation, HyperPointe is a complementary service provider to XWELL’s health-focused brands as well as providing the majority of services to the external community.

For reporting purposes, the former HyperPointe segment has been consolidated into the XpresTest segment.

Treat

Treat, which is operating through XWELL’s subsidiary Treat, Inc. (“Treat”) is a wellness brand that provides access to wellness services for travelers at on-site centers (currently located in JFK International Airport and in Salt Lake City International Airport).

In 2022, Treat opened a new location in Phoenix Sky Harbor International Airport but by the fourth quarter of 2022, the decision was made to close this location. The remaining Treat locations offer a full retail product offering and a suite of wellness and spa services. Travelers can purchase time blocks to use our wellness rooms to engage in interactive services like self-guided yoga, meditation and low impact weight exercises or to relax and unplug from the hectic pace of the airport and renew themselves before or after their trip.

Naples Wax Center

On September 12, 2023, XWELL acquired Naples Wax, LLC, a group of upscale hair removal boutiques in Florida, for a purchase price of $1,624. Aiming to provide a memorable customer experience, Naples Wax Center operates three high-performing locations with core products and service offerings from face and body waxing to a range of skincare and cosmetic products. The acquisition of Naples Wax Center is intended to enable us to move beyond our airport client base with a business that can be adapted to a larger wellness platform while also growing our retail footprint to serve our long-term financial goals.

Although we recognize four segments of business, we believe there is opportunity to leverage a segment of our products and services across the Company’s platform of brands. Additionally, we are expanding our retail strategy, not only adding more products for sale but aligning those products more efficiently to our service offerings. This product strategy includes, for example, adding muscle relaxation patches to a neck or back massage to continue treatment after the delivery of the service.

We also plan to build our capability for delivering health and wellness services outside of the airport. We believe operating outside of the airport complements our offering and represents the fastest way to scale the XWELL family of brands.

We will be looking to further expand internationally. With international travel slowly returning to pre-pandemic levels, we continue to be opportunistic in our approach, by taking advantage of the current market to growth. We believe a strategy for international expansion further advances our ability to expand our other brands including bio surveillance outside of the US.

TreatStudios

Further, in Q4 of 2023, the Company began plans to open its first TreatStudios location in Jacksonville, Florida in 2024.  TreatStudios is an out-of-airport concept providing leased space to established wellness service providers.  Revenue will be derived from both lease payments received from the stylists, the sale of retail at the wellness center and in specific locations curated services that are XWELL branded.

These strategic imperatives will be accomplished through development of an infrastructure specifically focused on enabling scalable and efficient growth.

Our Strategy and Outlook

We believe that our company is well positioned to benefit from consumers’ growing interest and pent-up demand in travel health and wellness and increasing demand for health and wellness related services and products. Our go-forward plan includes the expansion and integration of products and services across our six brands; the right-sizing of our existing airport portfolio to a leaner and more profitable business; the execution of an ‘off-airport’ strategy through acquisition to deliver more products and services, which will serve as a catalyst for our future growth; the implementation of an international expansion plan; and ensuring we can scale our growth in a responsible way that drives shareholder value.  Through right-sizing our existing business, optimizing our cost structure and making acquisitions that further leverage the strength of our brand portfolio, XWELL is positioning itself for both financial and operational growth now and in the future.

Competition

Our domestic units operate within many of the largest and most heavily trafficked airports in the United States. The balance of the domestic market is highly fragmented and is represented largely by small, privately-owned entities.  The largest domestic competitor operated 14 locations in 9 airports in the United States.

Our Market

Airport retailers differ significantly from traditional retailers. Unlike traditional retailers, airport retailers benefit from a steady and predictable flow of traffic from a constantly changing customer base. Airport retailers also benefit from “dwell time,” the period after travelers have passed through airport security and before they board an aircraft. For over 21 years, increased security requirements have led travelers to spend more time at the airport. In addition, in anticipation of the long and often stressful security lines, travelers allow for more time to get through security and, as a result, often experience increased downtime prior to boarding.  XWELL is uniquely positioned to address this gap focusing on an expedient experience that still allows its customers to escape the hectic confines of the airport.

To take advantage of growing demand for unique travel wellness products, XWELL has made significant investments in a new retail offering that addresses this growing consumer demand.  Further, as more and more airports exchange services for more traditional food and beverage providers, XWELL is positioned to take advantage of passenger demand for healthier and bio-nutrient rich snack and food offerings as part of its grab and go strategy.

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

Equally as important to the industry growth is XWELL’s flexible, valuable, and desirable retail format and footprint within the airport retail segment. XWELL historically opened multiple locations annually, which have ranged in size from 200 square feet to 2,600 square feet, with a typical size of approximately 800 square feet. XWELL has been able to adapt its operating model to almost any size location available in space constrained airports. This increased flexibility compared to other retail concepts has allowed and will continue to allow XWELL to operate multiple stores within an airport, including in some cases for different concepts.

Additionally, we believe that our acquisition of Naples Wax Center is an important first step to creating and growing our out of airport locations, which will enable us to diversify our portfolio and have less dependance on our in-airport locations.

Although we have historically focused our growth in the airport space, our strategy continues to shift with further emphasis on growth outside the airport—in and out of travel focused centers.  This shift includes taking our XpresSpa brand out of the airport and into other transit centers such as rail terminals.  It also includes growth through acquisition such as Naples Wax Centers where we can apply our wellness pedigree to expand that business from both a location standpoint and from a diversification of products and services standpoint. Additionally, we are currently advancing another off-airport model called TreatStudios.  This concept represents a departure from our traditional “brick and mortar” spa operation business building wellness centers where established service providers can lease space from TreatStudios to deliver their services to their customers.  While similar to other coworking space concepts, TreatStudios has the unique advantage of offering space focused entirely on delivery of wellness services and the creation of a “wellness community” where practitioners can leverage others in the space to further develop their profession.

Our goal continues to be opportunistic expansion outside the airport and we believe our family of brands will help to serve that growth strategy.

Regulation

Our operations are subject to a range of laws and regulations adopted by national, regional, and local authorities from the various jurisdictions in which we operate, including those relating to, among others, licensing (e.g., massage, nail, and cosmetology), public health and safety and fire codes. Failure to obtain or retain required licenses and approvals, including those related to licensing, public health and safety and fire codes, would adversely affect our operations. Although we have not experienced, and do not anticipate, significant problems obtaining required licenses, permits or approvals, any difficulties, delays or failures in obtaining such licenses, permits or approvals could delay or prevent the opening, or adversely impact the viability, of our operations.

Airport authorities in the United States frequently require that our airport concessions meet minimum Airport Concession Disadvantaged Business Enterprise (“ACDBE”) participation requirements. The Department of Transportation’s (“DOT”) ACDBE program is implemented by recipients of DOT Federal Financial Assistance, including airport agencies that receive federal funding. The ACDBE program is administered by the Federal Aviation Administration (“FAA”), state and local ACDBE certifying agencies and individual airports. The ACDBE program is designed to help ensure that small firms owned and controlled by socially and economically disadvantaged individuals can compete for airport contracting and concession opportunities in domestic passenger service airports. The ACDBE regulations require that airport recipients establish annual ACDBE participation goals, review the scope of anticipated large prime contracts throughout the year, and establish contract specific ACDBE participation goals. We generally meet the contract specific goals through an agreement providing for co-ownership of the retail location with a disadvantaged business enterprise. Frequently, and within the guidelines issued by the FAA, we may lend money to ACDBEs in connection with concession agreements in order to help the ACDBE fund the capital investment required under a concession agreement. The rules and regulations governing the certification of ACDBE participation in airport concession agreements are complex, and ensuring ongoing compliance is costly and time consuming. Further, if we fail to comply with the minimum ACDBE participation requirements in our concession agreements, we may be held responsible for breach of contract, which could result in the termination of a concession agreement and monetary damages. See “Item 1A. Risk Factors – Risks Related to our Business Operations – Failure to comply with minimum airport concession disadvantaged business enterprise participation goals and requirements could lead to lost business opportunities or the loss of existing business.”

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

Employees

As of December 31, 2023, we had approximately 266 full-time and 71 part-time employees of XWELL. We consider our relationships with our employees to be good.

Corporate Information

Our common stock, par value $0.01 per share, which was previously listed since January 8, 2018 under the trading symbol “XSPA” on the Nasdaq Capital Market, has been listed under the trading symbol “XWELL” since October 25, 2022. Our principal executive offices are located at 254 West 31st Street, 11th Floor, New York, New York 10001. Our telephone number is (212) 309-7549 and our website address is www.xwell.com. We also operate the websites www.xpresspa.com, www.treat.com, www.xprescheck.com, www.hyperpointe.com and www.napleswaxcenter.com.

References in this Annual Report on Form 10-K to our website address and websites we operate do not constitute incorporation by reference of the information contained on the websites. We make our filings with the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and amendments to the foregoing reports, available free of charge on or through our website as soon as reasonably practicable after we file these reports with, or furnish such reports to, the SEC. In addition, we post the following information on our website:

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

ITEM 1A. RISK FACTORS

We are subject to various risks that may materially harm our business, prospects, financial condition and results of operations. An investment in our common stock is speculative and involves a high degree of risk, and you should carefully consider the risks described below, together with the other information included in this Annual Report on Form 10-K, including the consolidated financial statements and related notes before making an investment decision regarding our common stock. Our business, financial condition, results of operations and the trading price of our common stock could be materially adversely affected by any of the following risks as well as the other risks highlighted elsewhere in this Annual Report on Form 10-K. Although this section discusses all of the material risks currently known to us, additional risks and uncertainties not presently known to us or that we currently deem immaterial also may materially affect our business, financial condition and results of operations.

If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties later materialize, that are not presently known to us or that we currently deem immaterial, then our business, prospects, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment in our shares. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below following this summary, and should be carefully considered, together with other information in this Annual Report on Form 10-K, including the consolidated financial statements and related notes thereto, and our other filings with the SEC, before making an investment decision regarding our common stock.

Risks Related to our Financial Condition and Capital Requirements

●	We have identified certain material weaknesses in our internal controls over financial reporting, which could impair our ability to produce accurate consolidated financial statements on a timely basis and result in material misstatements in our consolidated financial statements if not remediated. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results and current and potential stockholders may lose confidence in our financial reporting.
●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
●	Global economic and market conditions may adversely affect our business, financial condition, and operating results.
●	Increasing inflation could adversely affect our business, financial condition, results of operations or cash flows.
●	Our business requires substantial capital expenditures, and we may not have access to the capital required to maintain and grow our operations.
●	The bio surveillance monitoring activities conducted by XpresTest are funded partially by government contracts awards, which may not be available to us in the future, and such contracts awards are subject to guidelines regulating certain aspects of our operations.
●	Our ability to obtain funding for our bio surveillance monitoring activities from the CDC may be impacted by possible reductions in federal spending.

Risks Related to our Business Operations

●	We depend on third parties to provide services critical to our XpresTest bio surveillance business, and we depend on them to comply with applicable laws and regulations. Additionally, any breaches of the information technology systems of third parties could have a material adverse effect on our operations.
●	Our business operations may be materially impaired if we do not comply with privacy laws or information security policies.
●	Hardware and software failures or delays in our information technology systems, including failures resulting from our systems conversions or otherwise, could disrupt our operations and cause the loss of confidential information, customers and business opportunities or otherwise adversely impact our business.
●	We must comply with complex and overlapping laws protecting the privacy and security of health information and personal data.
●	Our capital expenditures in the new TreatStudios and Naples Wax Center locations may not generate a positive return and we will incur significant additional costs.
●	We rely on international and domestic airplane travel, and the time that airline passengers spend in United States airports post-security. A decrease in the desire of customers to buy spa services and products, or decreased time spent in airports would negatively impact our operations.
●	We rely on a limited number of distributors and suppliers for certain of our products, and events outside our control may disrupt our supply chain, which could result in an inability to perform our obligations under our concession agreements and cause us to lose our concessions.
●	Our operating results may fluctuate significantly due to certain factors, some of which are beyond our control.

●	Our expansion into new airports or off-airport locations may present increased risks due to our unfamiliarity with those areas.
●	We may not be able to execute our growth strategy to expand and integrate new concessions or future acquisitions into our business or remodel existing concessions, our recently acquired entity or future acquisitions into our business or remodel existing concessions. Any new concessions, future acquisitions or remodeling of existing concessions may divert management resources, result in unanticipated costs, or dilute the ownership of our stockholders.
●	If the estimates and assumptions we use to determine the size of our market are inaccurate, our future growth rate may be impacted. If we cannot hire adequate staff for our locations, we will not be able to operate.
●	Our labor force could unionize, putting upward pressure on labor costs.
●	We may not be able to predict accurately or fulfill customer preferences or demands.
●	Our leases may be terminated, either for convenience by the landlord or because of a XpresSpa, Naples Wax or Treat of a default.
●	Our ability to operate depends on the traffic patterns of the terminals in which we operate, and the cessation or disruption of air traveler traffic in these terminals would negatively impact XpresSpa’s, XpresTest’s and Treat’s addressable market.
●	Failure to comply with minimum airport concession disadvantaged business enterprise participation goals and requirements could lead to lost business opportunities or the loss of existing business.
●	If we are unable to protect our customers’ credit card data and other personal information, we could be exposed to data loss, litigation and liability, and our reputation could be significantly harmed.
●	Negative social media regarding XWELL, XpresSpa, Treat, XpresTest, Naples Wax Center, TreatStudios or HyperPointe could result in decreased revenues and impact our ability to recruit worker.
●	We source, develop, and sell products that may result in product liability defense costs and product liability payments.
●	We and our subsidiaries have been, are, and may become involved in litigation that could divert management’s attention and harm our businesses.
●	Our failure or inability to protect the trademarks or other proprietary rights we use or claims of infringement by us of rights of third parties, could adversely affect our competitive position or the value of our brands.
●	Our future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition and the results of operations.

Risks Related to Capital Stock

●	Stock prices can be volatile, and this volatility may depress the price of our common stock.
●	We have no current plans to pay dividends on our common stock, and our investors may not receive funds without selling their stock.
●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

●	If securities analysts do not publish research or reports about our business, or if they publish negative evaluations, the price of our Common Stock could decline.
●	Having availed ourselves of scaled disclosure available to smaller reporting companies, we cannot be certain if such reduced disclosure will make our common stock less attractive to investors.

Other Risk Factors

●	Our confidential information may be disclosed by other parties.
●	We may fail to meet publicly announced financial guidance or other expectations about our business, which would cause our stock to decline in value.

Risks Related to our Financial Condition and Capital Requirements

We have identified certain material weaknesses in our internal controls over financial reporting, which could impair our ability to produce accurate consolidated financial statements on a timely basis and result in material misstatements in our consolidated financial statements if not remediated. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results and current and potential stockholders may lose confidence in our financial reporting.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act and the rules and regulations of The Nasdaq Capital Market (“Nasdaq”). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As required by Section 404 of the Sarbanes-Oxley Act, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for each fiscal year. This requires us to incur substantial additional professional fees and internal costs to expand our accounting and finance functions and we expend significant management efforts.

As of the fiscal year ended December 31, 2023, our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15(b) under the Exchange Act. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based upon that evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to the following material weaknesses:

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

4)

The Company did not design, implement, and consistently operate effective controls over the revenue process. The Company’s controls surrounding the revenue reports and reconciliations were not designed and did not operate at a level of precision that would prevent or detect a material misstatement.

5)	The Company did not design, implement, and consistently operate effective controls over its’ foreign subsidiaries.

Subsequent to the filing of the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 (“Q3 2023”), filed with the SEC on November 14, 2023 (the “Third Quarter Quarterly Report”), on April 12, 2024, the Audit Committee (the “Audit Committee”) of our Board of Directors and consultation with management and with its independent registered public accounting firm, determined that the Company incorrectly applied U.S. Generally Accepted Accounting Principles (“GAAP”) as related to the determination of the impairment of our Treat business segment for Q3 2023. The material weakness was primarily attributable to the misapplication of GAAP accounting guidance surrounding the treatment of segment impairment analysis for the quarter ended September 30, 2023.

As part of its determination, the Audit Committee concluded that it was appropriate to correct the misapplication of GAAP described above for financial statements for Q3 2023 included in the Third Quarter Quarterly Report, by restating such unaudited financial information because the errors in the financial statements are material to the financial statements for Q3 2023 in this Annual Report on Form 10-K (the “Restatement”). The financial effect of this error from previously reported information for the quarter ended September 30, 2023, resulted in an increase in net loss of $1,613, primarily as a result of additional impairment expense on our Treat segment right-of-use and fixed assets. (See note 19 of the consolidated financial statements for further discussion).

Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

We cannot assure you that any of our remedial measures will be effective in resolving our material weaknesses.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls or remediate our material weaknesses, we may not be able to produce timely and or accurate financial statements, which may lead to material misstatements in our financial statements. This could result in a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations, reduce our ability to obtain financing or cause investors to lose confidence in our reported financial information.  If that were to happen, the market price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2023, our estimated aggregate total net operating loss carryforwards (“NOLs”) were $150,926 for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $97,968 for U.S. federal purposes with an indefinite life due to new regulations in the Tax Cuts and Jobs Act of 2017. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code (“Section 382”). The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain stockholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Additionally, the Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, our ability to utilize all such NOL and credit carryforwards may be limited. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

Global economic and market conditions may adversely affect our business, financial condition, and operating results.

Our business plan depends significantly on worldwide economic conditions and our success is dependent on consumer spending, which is sensitive to economic downturns; inflation and any associated rise in unemployment; declines in consumer confidence; adverse changes in exchange rates; increases in interest rates; the impact of high energy, fuel, food and healthcare costs; , deflation, direct or indirect taxes, increases in consumer debt levels; fears of war or actual conflicts, such as the Russian invasion of Ukraine and the armed conflict between Israel and Palestine, civil unrest, terrorism or violence; and increased stock market volatility. As a result, economic downturns may have a material adverse impact on our business, financial condition, and results of operations. Moreover, uncertainty about global economic conditions poses a risk as businesses and individuals may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This could have a negative effect on corporate and individual spending on health and wellness and travel. These factors, taken together or individually, could cause material harm to our business, financial condition, and results of operations.

Increasing inflation could adversely affect our business, financial condition, results of operations or cash flows.

Inflation and some of the measures taken by or that may be taken by the governments in countries where we operate to curb inflation may have negative effects on the economies of those countries generally. If the United States or other countries where we operate experience substantial inflation in the future, our business may be adversely affected. In addition, we may not be able to adjust the prices we charge for our products and services to offset the impact of inflation on our expenses, leading to an increase in our operating expenses and a reduction in our margins. This could have a material adverse impact on our business, financial condition, results of operations or cash flows.

Our business requires substantial capital expenditures, and we may not have access to the capital required to maintain and grow our operations.

The development of our new branding concept in the travel health and wellness space, as well as maintaining and expanding our operations in our existing and new locations, are all capital-intensive activities. Specifically, the construction, redesign, and maintenance of our locations in airport terminals where we operate, technology costs, and compliance with applicable laws and regulations require substantial capital expenditures. Moreover, the creation of a digital platform in the travel health and wellness space will take substantial capital resources.  In connection with all of the foregoing, we will require significant capital to fund our operations and respond to potential strategic opportunities, such as investments, acquisitions and expansions.

Since mid-2020, we have been able to obtain additional capital through access to the equity markets, selling our common stock and warrants.  While we have mitigated the cash crisis we faced in the first half of 2020, throughout our operating history prior to the successful launch of our XpresCheck business, we did not generate sufficient cash from operations to fund new store development.  Accordingly, we will be dependent upon managing and effectively deploying our existing cash resources and may require additional funding to fully realize the design and implementation of our travel health and wellness concept.  If and to the extent we determine it is necessary or desirable, we may not be able to obtain such additional financing, through equity capital when needed, on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock.  Moreover, our ability to raise additional equity capital will be constrained because of our relatively low stock price, and we may need to undertake a reverse stock split soon to maintain our Nasdaq listing and flexibility in access to the equity capital markets. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all our business plans. Any such financing that we undertake will likely be dilutive to our current stockholders.

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

The bio surveillance monitoring activities conducted by XpresTest are funded partially by government contracts awards, which may not be available to us in the future, and such contracts awards are subject to guidelines regulating certain aspects of our operations.

We have received and intend to continue to seek funding for the bio surveillance monitoring activities conducted by XpresTest under contract with Gingko Bioworks Inc. However, funding by the CDC or other governmental agencies may be significantly reduced or eliminated in the future for several reasons. For example, some programs are subject to a yearly appropriations process overseen by the U.S. Congress. In addition, we may not receive full funding under current or future contracts because of the budgeting constraints of the CDC or the unsatisfactory performance of past contracts. Therefore, we cannot provide any assurance that we will receive any future funding under contracts from any government agencies, or, if received, we will realize the full value of the contract. Any such reductions failure to realize expected funds could delay the development of our business.

Our operations conducted under such federal contracts are subject to certain federal regulations regarding how we conduct our business, and we will be obligated to abide by the agreement terms relating to those contracts. Failure to follow the regulations and agreement terms could jeopardize our ability to realize the value of our government contracts and our ability to obtain future government contracts, which could have a material adverse effect on our results of operations and financial condition. In addition, any failure to comply with applicable laws or regulations affecting such contracts could harm our business and divert our management’s attention.

Our ability to obtain funding for our bio surveillance monitoring activities from the CDC may be impacted by possible reductions in federal spending.

U.S. federal government agencies currently face potentially significant spending reductions. The U.S. federal budget remains in flux, however, which could, among other things, result in cuts to the CDC and otherwise affect federal spending on public health surveillance. Changing attitudes toward the risks associated with COVID-19 may lead to a decrease in funding available for bio surveillance monitoring activities. The full impact on our business of any future cuts to the CDC or other programs is uncertain. In addition, we cannot predict any impact which the actions of President Biden’s administration and the U.S. Congress may have on the federal budget.

We operate globally and changes in tax laws could adversely affect our results.

We operate globally and changes in tax laws could adversely affect our results. We have international operations and generate substantial revenues and profits in foreign jurisdictions. The domestic and international tax environments continue to evolve because of tax changes in various jurisdictions in which we operate and changes in the tax laws in certain countries, including the United States, could impact our future operating results. A significant increase in the U.S. corporate tax rate could negatively impact our financial results.

Risks Related to our Business Operations

We use potentially hazardous materials, chemicals, and patient samples in our XpresTest diagnostic testing and bio surveillance business and any disputes relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our professional practice partner’s diagnostic testing activities involve the controlled use of hazardous laboratory materials and chemicals, including small quantities of acid and alcohol, and patient samples. They are subject to U.S. laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste. They could be liable for accidental contamination or discharge or any resultant injury from hazardous materials, and conveyance, processing, and storage of and data on patient samples. If they fail to comply with applicable laws or regulations, they could be required to pay penalties or be held liable for any damages that result and this liability could exceed their financial resources. Further, future changes to environmental health and safety laws could cause them to incur additional expenses or restrict operations.

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

U.S. Food and Drug Administration (“FDA”) regulation of diagnostic products could result in increased costs and the imposition of fines or penalties and could have a material adverse effect upon our business.

The FDA has regulatory responsibility for instruments, test kits, reagents and other devices used by clinical laboratories. The FDA enforces laws and regulations that govern the development, testing, manufacturing, performance, labeling, advertising, marketing, distribution, and surveillance of diagnostic products, and it regularly inspects and reviews the manufacturing processes and product performance of diagnostic products.

FDA regulation of the diagnostic products we use could result in increased costs and administrative and legal actions for noncompliance, including warning letters, fines, penalties, product suspensions, product recalls, injunctions, and other civil and criminal sanctions, which could have a material adverse effect on our business, financial condition, results of operation and cash flows.

If we fail to comply with the complex federal, state, local and foreign laws and regulations that apply to all our businesses, we could suffer severe consequences that could materially and adversely affect our operating results and financial condition.

Our XpresTest operations are subject to extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among other things:

●	CLIA, which requires that laboratories obtain certification from the federal government, and state licensure laws;
●	FDA laws and regulations;
●	HIPAA, which imposes comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions, and amendments to HIPAA under the HITECH, which strengthen and expand HIPAA privacy and security compliance requirements, increase penalties for violators, extend enforcement authority to state attorneys general and impose requirements for breach notification;
●	state laws regulating genetic testing and protecting the privacy of genetic test results, as well as state laws protecting the privacy and security of health information and personal data and mandating reporting of breaches to affected individuals and state regulators;
●	the federal anti-kickback law, or the Anti-Kickback Statute, which prohibits knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal healthcare program;
●	other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral, and false claims acts, which may extend to services reimbursable by any third-party payor, including private insurers;
●	the federal Physician Payments Sunshine Act, which requires medical device manufactures to track and report to the federal government certain payments and other transfers of value made to physicians and teaching hospitals and ownership or investment interests held by physicians and their immediate family members;
●	Section 216 of the federal Protecting Access to Medicare Act of 2014, which requires applicable laboratories to report private payor data in a timely and accurate manner beginning in 2017 and every three years thereafter (and in some cases annually);
●	state laws that impose reporting and other compliance-related requirements;

●	state billing laws, including regulations on “pass through billing” which may limit our ability to submit claims for payment and/or mark up the cost of services in excess of the price paid for such services, and “direct bill” laws which may limit our ability to purchase services from a laboratory and bill for the services ordered; and
●	similar foreign laws and regulations that apply to us in the countries in which we operate.

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

Changes in the way that the FDA regulates COVID-19 tests could result in additional expense in XpresTest offering tests and would affect the profitability of our XpresTest business.

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

We depend on third parties to provide services critical to our XpresTest bio surveillance business, and we depend on them to comply with applicable laws and regulations. Additionally, any breaches of the information technology systems of third parties could have a material adverse effect on our operations.

We depend on third parties to provide services critical to our XpresTest bio surveillance business, including supplies, ground and air transport of clinical and diagnostic testing supplies and specimens, research products, and people, among other services. Third parties that provide services to us are subject to similar risks related to security of customer-related information and compliance with U.S., state, local, or international environmental, health and safety, and privacy and security laws and regulations as those faced by us. Any failure by third parties to comply with applicable laws, or any failure of third parties to provide services more generally, could have a material impact on us, whether because of the loss of the ability to receive services from the third parties, our legal liability for the actions or inactions of third parties, or otherwise. In addition, third parties to whom we outsource certain services or functions may process personal data, or other confidential information belonging to us. A breach or attack affecting these third parties could also harm our business, results of operations and reputation.

Our business operations and reputation may be materially impaired if we do not comply with privacy laws or information security policies.

We collect, generate, process, or maintain sensitive information, such as patient data and other personal information. If we do not use or adequately safeguard that information in compliance with applicable requirements under federal, state, and international laws, or if it were disclosed to persons or entities that should not have access to it, our business could be materially impaired, our reputation could suffer, and we could be subject to fines, penalties, and litigation. In the event of a data security breach, we may be subject to notification obligations, litigation and governmental investigation or sanctions, and may suffer reputational damage, which could have an adverse impact on our business.

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

IT systems are used extensively in virtually all aspects of our business, including clinical testing, test reporting, billing, customer service, logistics and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. A failure or delay in our IT systems could impede our ability to serve our customers and patients and protect their confidential personal data. Despite redundancy and backup measures and precautions that we have implemented, our IT systems may be vulnerable to damage, disruptions, and shutdown from a variety of sources, including telecommunications or network failures, system conversion or standardization initiatives, human acts, and natural disasters. These issues can also arise because of failures by third parties with whom we do business and for which we have limited control. Any disruption or failure of our IT systems could have a material impact on our ability to serve our customers and patients, including negatively affecting our reputation in the marketplace.

We must comply with complex and overlapping laws protecting the privacy and security of health information and personal data.

There are several state, federal and international laws protecting the privacy and security of health information and personal data. Under the administrative simplification provisions of HIPAA, the U.S. Department of Health and Human Services has issued regulations which establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the privacy and security of PHI used or disclosed by healthcare providers and other covered entities.

The privacy regulations regulate the use and disclosure of PHI by healthcare providers engaging in certain electronic transactions or “standard transactions.” They also set forth certain rights that an individual has with respect to his or her PHI maintained by a covered healthcare provider, including the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. The HIPAA security regulations establish administrative, physical, and technical standards for maintaining the integrity and availability of PHI in electronic form. These standards apply to covered healthcare providers and to “business associates” or third parties providing services involving the use or disclosure of PHI. The HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI. As a result, we may be required to comply with both HIPAA privacy regulations and varying state privacy and data security laws.

Moreover, HITECH, among other things, established certain health information security breach notification requirements. In the event of a breach of unsecured PHI, a covered entity must notify everyone whose PHI is breached, federal regulators and in some cases, must publicize the breach in local or national media. Breaches affecting 500 individuals or more are publicized by federal regulators who publicly identify the breaching entity, the circumstances of the breach and the number of individuals affected.

These laws contain significant fines and other penalties for wrongful use or disclosure of PHI. Given the complexity of HIPAA and HITECH and their overlap with state privacy and security laws, and the fact that these laws are rapidly evolving and are subject to changing and potentially conflicting interpretation, our ability to comply with the HIPAA,

HITECH and state privacy requirements is uncertain and the costs of compliance are significant. Adding to the complexity is that our operations are currently evolving, and the requirements of these laws will apply differently depending on such things as whether or not we bill electronically for our services or provide services involving the use or disclosure of PHI and incur compliance obligations as a business associate. The costs of complying with any changes to HIPAA, HITECH and state privacy restrictions may have a negative impact on our operations. Noncompliance could subject us to criminal penalties, civil sanctions, and significant monetary penalties as well as reputational damage.

We are also required to collect and maintain personal information about our employees as well as receive and transfer certain payment information, to accept payments from our customers, including credit card information. Most states have adopted laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Activities outside of the United States implicate local and national data protection standards, impose additional compliance requirements, and generate additional risks of enforcement for non-compliance. The collection and use of such information may be subject to contractual obligations as well. If the security and information systems that we or our outsourced third-party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with these laws, regulations, and contractual obligations, we could face litigation and the imposition of penalties that could adversely affect our financial performance.

We must comply with all applicable privacy and data security laws to operate our business and may be required to expend significant capital and other resources to ensure ongoing compliance, to protect against security breaches and hackers or to alleviate problems caused by such breaches. Breaches of health information and/or personal data may be extremely expensive to remediate, may prompt federal or state investigation, fines, civil and/or criminal sanctions, and significant reputational damage.

Our capital expenditures in the new TreatStudios and Naples Wax locations may not generate a positive return and we will incur significant additional costs.

Our capital expenditures may not generate a positive return. Significant capital expenditures will be required to construct new TreatStudios and Naples Wax centers to accommodate our proposed new business model. No assurance can be given that our future capital expenditures will generate a positive return or that we will have adequate capital available to finance such construction or renovations. If we are unable to, or elect not to, pay for costs associated with such construction or renovations, our competitive position could be harmed. These developments, and others that are difficult or impossible to predict, could materially impact our business, financial results, cash flows, and financial position.

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

The number of airline travelers has been extremely volatile since the onset of COVID-19 in March 2020.  If the time that these travelers spend post-security decreases, and/or if travelers’ ability or willingness to pay for our products and services diminishes, this could have an adverse effect on our growth, business activities, cash flow, financial condition, and results of operations. Some reasons for these events could include:

●	terrorist activities (including cyber-attacks) impacting either domestic or international travel through airports where we operate, causing fear of flying, flight cancellations, or an economic downturn, fears of war or actual conflicts, such as the Russian invasion of Ukraine, the armed conflict between Israel and Palestine, civil unrest, terrorism or violence or any other events of a similar nature, even if not directly affecting the airline industry, may lead to a significant reduction in the number of airline passengers;
●	a decrease in business spending that impacts business travel, such as a recession;

●	a decrease in consumer spending that impacts leisure travel, such as a recession or a stock market downturn or a change in consumer lending regulations impacting available credit for leisure travel;
●	an increase in airfare prices that impacts the willingness of air travelers to fly, such as an increase in oil prices or heightened taxation from federal or other aviation authorities;
●	severe weather, ash clouds, airport closures, natural disasters, strikes or accidents (airplane or otherwise), causing travelers to decrease the amount that they fly and any of these events, or any other event of a similar nature, even if not directly affecting the airline industry, may lead to a significant reduction in the number of airline passengers;
●	as to our spa business, scientific studies that malign the use of spa services or the products used in spa services, such as the impact of certain chemicals and procedures on health and wellness; or
●	streamlined security screening checkpoints, which could decrease the wait time at checkpoints and therefore the time air travelers budget for spending time at the airport.
●	Customer preferences for services in general at the airport could change as dwell times in US airports continues to go down and more airports are focusing available concession space on quicker service food and beverage concepts.

Further, any disruption to, or suspension of services provided by airlines and the travel industry because of financial difficulties, labor disputes, construction work, increased security, changes to regulations governing airlines, mergers and acquisitions in the airline industry, higher fuel prices and challenging economic conditions causing airlines to reduce flight schedules or increase the price of airline tickets could negatively affect the number of airline passengers.

Additionally, the threat of terrorism and governmental measures in response thereto, such as increased security measures, recent executive orders in the United States impacting entry into the United States and changing attitudes towards the environmental impacts of air travel may in each case reduce demand for air travel and, as a result, decrease airline passenger traffic at airports.

Furthermore, the exit of an airline from a market or the bankruptcy of an airline could reduce the number of airline passengers in a terminal or airport where we operate and have a material adverse impact on our business, financial condition, and results of operations.

The effect that these factors would have on our business depends on their magnitude and duration, and a reduction in airline passenger numbers will result in a decrease in our sales and may have a materially adverse impact on our business, financial condition, and results of operations.

We rely on a limited number of distributors and suppliers for certain of our products, and events outside our control may disrupt our supply chain, which could result in an inability to perform our obligations under our concession agreements and cause us to lose our concessions.

We rely on a small number of suppliers for our products. As a result, these suppliers may have increased bargaining power and we may be required to accept less favorable purchasing terms. In the event of a dispute with a supplier, the delivery of a significant amount of merchandise may be delayed or cancelled, or we may be forced to purchase merchandise from other suppliers on less favorable terms. Such events could cause turnover to fall or costs to increase, adversely affecting our business, financial condition, and results of operations. We have publicized our sale of certain brands of products in our stores – our failure to sell these brands may adversely affect our business.

Further, damage or disruption to our supply chain due to any of the following could impair our ability to sell our products: adverse weather conditions or natural disaster, government action, fire, terrorism, cyber-attacks, the outbreak or escalation of armed hostilities  (such as the Russian invasion of Ukraine and the armed conflict between Israel and Palestine), pandemics, industrial accidents or other occupational health and safety issues, strikes and other labor disputes, customs or import restrictions or other reasons beyond our control or the control of our suppliers and business partners. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition, and results of operations, as well as require additional resources to restore our supply chain.

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

Our operating results may fluctuate significantly because of the factors discussed above. Accordingly, results for any period are not necessarily indicative of results to be expected for any other period or for any year.

Our expansion into new airports or off-airport locations may present increased risks due to unfamiliarity with those areas.

Our growth strategy depends upon developing our off-airport locations which will include travel health and wellness mini locations and expanding Naples Wax and TreatStudios. Those markets and locations may have demographic characteristics, consumer tastes and discretionary spending patterns that are different from those in the markets where our existing spa and testing operations are located. As a result, new airport terminal and/or off-airport operations may be less successful than existing concession locations in current airport terminals. We may find it more difficult in new markets to hire, motivate and keep qualified employees who can project its vision, passion, and culture. We may also be unfamiliar with local laws, regulations, and administrative procedures, including the procurement of spa services retail licenses, in new markets which could delay the build-out of new concession locations and prevent it from achieving its target revenues on a timely basis. Operations in new markets may also have lower average revenues or enplanements than in the markets where we currently operate. Operations in new markets may also take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby negatively affecting our results of operations.

Our growth strategy is dependent in part on our ability to successfully identify and open new locations.

We will need to assess and mitigate the risk of any new locations, to open the location on favorable terms and to successfully integrate their operations with ours. We may not be able to successfully identify opportunities that meet these criteria, or, if we do, we may not be able to successfully negotiate and open new locations on a timely basis. If we are unable to identify and open new locations in accordance with its operating plan, our revenue growth rate and financial performance may fall short of our expectations.

Our profitability relating to our operations depends on the number of airline passengers in the terminals in which we have concessions. Changes by airport authorities or airlines that lower the number of airline passengers in any of these terminals could affect our business, financial condition, and results of operations.

The number of airline passengers that visit the terminals in which we have concessions is dependent in part on decisions made by airlines and airport authorities relating to flight arrivals and departures. A decrease in the number of flights and a resulting decrease in airline passengers could result in fewer sales, which could lower our profitability and negatively impact our business, financial condition, and results of operations. Concession agreements generally provide for a minimum annual guaranteed payment (“MAG”) payable to the airport authority or landlord regardless of the amount of sales at the concession. Currently, most of our concession agreements provide for a MAG that is either a fixed dollar amount or an amount that is variable based upon the number of travelers using the airport or other location, retail space used, estimated sales, past results, or other metrics. If there are fewer airline passengers than expected or if there is a decline in the sales per airline passenger at these facilities, we will nonetheless be required to pay the MAG or fixed rent and our business, financial condition and results of operations may be materially adversely affected.

Furthermore, the exit of an airline from a market or the bankruptcy of an airline could reduce the number of airline passengers in a terminal or airport where we operate and have a material adverse impact on our business, financial condition, and results of operations.

We may not be able to execute our growth strategy to expand and integrate new concessions, our recently acquired entity or future acquisitions into our business or remodel existing concessions. Any new concessions, future acquisitions or remodeling of existing concessions may divert management resources, result in unanticipated costs, or dilute the ownership of our stockholders.

Part of our growth strategy is to expand and remodel our existing facilities and to seek new concessions through tenders, direct negotiations, or other acquisition opportunities. In this regard, our future growth will depend upon several factors, such as our ability to identify any such opportunities, structure a competitive proposal and obtain required financing and consummate an offer. Our growth strategy will also depend on factors that may not be within our control, such as the timing of any concession or acquisition opportunity.

We must also strategically identify which airport terminals and concession agreements to target based on numerous factors, such as airline passenger numbers, airport size, the type, location and quality of available concession space, level of anticipated competition within the terminal, potential future growth within the airport and terminal, rental structure, financial return, and regulatory requirements. We cannot provide assurance that this strategy will be successful.

In addition, we may encounter difficulties integrating expanded or new concessions or any acquisitions. Such expanded or new concessions or acquisitions may not achieve anticipated turnover and earnings growth or synergies and cost savings. Delays in the commencement of new projects and the refurbishment of concessions can also affect our business. In addition, we will expend resources to remodel our concessions and may not be able to recoup these investments. A failure to grow successfully may materially adversely affect our business, financial condition, and results of operations.

New concessions and acquisitions, and in some cases future expansions and remodeling of existing concessions, could pose numerous risks to our operations, including that we may:

●	have difficulty integrating operations or personnel;
●	incur substantial unanticipated integration costs;
●	experience unexpected construction and development costs and project delays;
●	face difficulties associated with securing required governmental approvals, permits and licenses (including construction permits) in a timely manner and responding effectively to any changes in federal, state or local laws and regulations that adversely affect our costs or ability to open new concessions;

●	have challenges identifying and engaging local business partners to meet ACDBE requirements in concession agreements;
●	not be able to obtain construction materials or labor at acceptable costs;
●	face engineering or environmental problems associated with our new and existing facilities;
●	experience significant diversion of management attention and financial resources from our existing operations in order to integrate expanded, new or acquired businesses, which could disrupt our ongoing business;
●	lose key employees, particularly with respect to acquired or new operations;
●	have difficulty retaining or developing acquired or new business customers;
●	impair our existing business relationships with suppliers or other third parties as a result of acquisitions;
●	fail to realize the potential cost savings or other financial benefits and/or the strategic benefits of acquisitions, new concessions, or remodeling; and
●	incur liabilities from the acquired businesses and we may not be successful in seeking indemnification for such liabilities.

In connection with acquisitions or other similar investments, we could incur debt or amortization expenses related to intangible assets, suffer asset impairments, assume liabilities, or issue stock that would dilute the percentage of ownership of our then-current stockholders. We may not be able to complete acquisitions or integrate the operations, products, technologies, or personnel gained through any such acquisition, which may have a materially adverse impact on our business, financial condition, and results of operations.

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

As of December 31, 2023, we had approximately 266 full-time and 71 part-time employees in its locations. Excluding some dedicated retail staff, most of these employees are licensed to perform spa services, and hold such licenses as masseuses, nail technicians, and aestheticians. The demand for these licensed technicians has been increasing as more consumers gravitate to health and wellness treatments such as spa services. We compete not only with other airport-based spa companies but with spa companies outside of the airport for this skilled labor force. In addition, all staff hired by us must pass the background checks and security clearances necessary to work in airport locations. If we are unable to attract and retain qualified staff to work in our airport locations, its ability to operate will be impacted negatively.

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

Failure to comply with the laws and regulatory requirements of governmental authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines, and civil and criminal liability. In addition, certain laws may require us to expend significant funds to make modifications to our concessions to comply with applicable standards. Compliance with such laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

Our labor force could unionize, putting upward pressure on labor costs.

Major players in labor organizations could target our locations for its unionization efforts. In the event of the successful unionization of all our labor force, we would likely incur additional costs in the form of higher wages, more benefits such as vacation and sick leave, and potentially also higher health care insurance costs.

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

We derive a significant amount of our revenue from the sale of massage, cosmetic and luxury products which are subject to rapidly changing customer tastes. The availability of new products and changes in customer preferences has made it more difficult to predict sales demand for these types of products accurately. Our success depends in part on our ability to predict and respond to quickly changing consumer demands and preferences, and to translate market trends into appropriate merchandise offerings. Additionally, due to our limited sales space relative to other retailers, the proper selection of salable merchandise is an important factor in revenue generation. We cannot provide assurance that our merchandise selection will correspond to actual sales demand. If we are unable to predict or rapidly respond to sales demand or to changing styles or trends, or if we experience inventory shortfalls on popular merchandise, our revenue may be lower, which could have a materially adverse impact on our business, financial condition, and results of operations.

Our leases may be terminated, either for convenience by the landlord or because of a XpresSpa, Naples Wax or Treat default.

We have stores and kiosks in several airports and off airport locations in which the landlord, with prior written notice to us, can terminate our lease, including for convenience or as necessary for operations. If a landlord elects to terminate a lease, we may have to shut down one or more affected locations.

Additionally, our leases have numerous provisions governing the operation of our stores. Violation of one or more of these provisions, even unintentionally, may result in the landlord finding that we are in default of the lease. Violation of lease provisions may result in fines and, in some cases, termination of a lease.

Our ability to operate depends on the traffic patterns of the terminals in which we operate, and the cessation or disruption of air traveler traffic in these terminals would negatively impact XpresSpa’s, XpresTest’s and Treat’s addressable market.

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

Pursuant to ACDBE participation requirements, we are often required to meet, or use good faith efforts to meet, certain minimum ACDBE participation requirements when bidding on or submitting proposals for new concession contracts. If we are unable to find and/or partner with an appropriate ACDBE, we may lose opportunities to open new locations. In addition, several of our existing leases contain minimum ACDBE participation requirements which require the ACDBE to own a significant portion of the business being operated under those leases. The level of ACDBE participation requirements may affect our profitability and/or its ability to meet financial forecasts.

Further, if we fail to comply with the minimum ACDBE participation requirements, we may be held responsible for a breach of contract, which could result in the termination of a lease and impairment of our ability to bid on or obtain future concession contracts. To the extent that our leases are terminated, and we are required to shut down one or more store locations, there could be a material adverse impact to our business and results of operations.

Continued minimum wage increases could negatively impact our cost of labor.

An increase in the minimum wage could increase our cost of labor and have an adverse impact on our business, financial condition, and results of operations.

Information technology systems failure or disruption, or changes to information technology related to payment systems, could impact our day-to-day operations.

Our information technology systems are used to record and process transactions at our point-of-sale interfaces and to manage our operations. These systems provide information regarding most aspects of our financial and operational performance, statistical data about our customers, our sales transactions, and our inventory management. Fire, natural disasters, power-loss, telecommunications failure, break-ins, terrorist attacks (including cyber-attacks), computer viruses, electronic intrusion attempts from both external and internal sources and similar events or disruptions may damage or impact our information technology systems at any time. These events could cause system interruption, delays or loss of critical data and could disrupt our acceptance and fulfillment of customer orders, as well as disrupt our operations and management. For example, although our point-of-sales systems are programmed to operate and process customer orders independently from the availability of our central data systems and even of the network, if a problem were to disable electronic payment systems in our stores, credit card payments would need to be processed manually, which could result in fewer transactions. Significant disruption to systems could have a material adverse impact on our business, financial condition, and results of operations.

We also continually enhance or modify the technology used for our operations. We cannot be sure that any enhancements or other modifications we make to our operations will achieve the intended results or otherwise be of value to our customers. Future enhancements and modifications to our technology could consume considerable resources. We may be required to enhance our payment systems with new technology, which could require significant expenditures. If we are unable to maintain and enhance our technology to process transactions, we may experience a materially adverse impact on our business, financial condition, and results of operations.

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

In the future, we may experience security breaches in which credit and debit card information or other personal information is stolen. Although we use secure private networks to transmit confidential information, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit and debit card sales, and its security measures and those of technology vendors may not effectively prohibit others from obtaining improper access to this information. The techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time, which may cause a breach to go undetected for an extensive period. Advances in computer and software capabilities, new tools, and other developments may increase the risk of such a breach. Further, the systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payments themselves, all of which can put electronic payment at risk, are determined and controlled by the payment card industry, not by us. In addition, contractors, or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent its security measures to misappropriate such information and may purposefully or inadvertently cause a breach involving such information. If a person can circumvent our security measures or those of third parties, he or she could destroy or steal valuable information or disrupt our operations. We may become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse effect on its business or results of operations. Further, adverse publicity resulting from these allegations could significantly harm its reputation and may have a material adverse effect on it. Although we carry cyber liability insurance to protect against these risks, there can be no assurance that such insurance will provide adequate levels of coverage against all potential claims.

Negative social media regarding XWELL, XpresSpa, Treat, XpresTest, Naples Wax Center, TreatStudios or HyperPointe could result in decreased revenues and impact our ability to recruit workers.

Our affinity among consumers is highly dependent on their positive feelings about our brands, our customer service and the range and quality of services and products that we offer. A negative customer experience that is posted to social media outlets and is distributed virally could tarnish each of the XpresSpa’s, Treat’s, XpresTest’s, Naples Wax Center, TreatStudios or HyperPointe’s brand and our customers may opt to no longer engage with that particular brand, or any of our brands.

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

We source, develop, and sell products that may result in product liability defense costs and product liability payments.

Our products contain ingredients that are deemed to be safe by the United States Federal Drug Administration and the Federal Food, Drug and Cosmetics Act. However, there is no guarantee that these ingredients will not cause adverse health effects to some consumers given the wide range of ingredients and allergies amongst the general population. We may face substantial product liability exposure for products we sell to the public or that we use in our services. Product liability claims, regardless of their merits, could be costly and divert management’s attention, and adversely affect our reputation and the demand for our products and services. XWELL to date has not been named as a defendant in any product liability action.

We and our subsidiaries have been, are, and may again become involved in litigation that could divert management’s attention and harm our businesses.

Litigation is often expensive and diverts management’s attention and resources, which could adversely affect our businesses. We may be exposed to claims against us even if no wrongdoing has occurred. Responding to such claims, regardless of their merit, can be time-consuming, costly to defend, disruptive to our management’s attention and to our resources, damaging to our reputation and brand, and may cause us to incur significant expenses. Even if we have the right to be indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations.

New legislation, regulations or court rulings related to enforcing patents could harm our business and operating results.

Intellectual property is the subject of intense scrutiny by the courts, legislatures, and executive branches of governments around the world. Various patent offices, governments or intergovernmental bodies may implement new legislation, regulations or rulings that impact the patent enforcement process, or the rights of patent holders and such changes could negatively affect licensing efforts and/or litigations. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect our ability to assert our patent or other intellectual property rights.

It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the way we conduct our business and negatively impact our business, prospects, financial condition, and results of operations.

Our failure or inability to protect the trademarks or other proprietary rights we use or claims of infringement by us of rights of third parties, could adversely affect our competitive position or the value of our brands.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position. However, any actions that we take to protect the intellectual property we use may not prevent unauthorized use or imitation by others, which could have an adverse impact on our image, brand, or competitive position. If we commence litigation to protect our interests or enforce our rights, we could incur significant legal fees. We also cannot provide assurance that third parties will not claim infringement by us of their proprietary rights. Any such claim, whether or not it has merit, could be time consuming and distracting for our management, result in costly litigation, cause changes to existing retail concepts or delays in introducing retail concepts, or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse impact on our business, financial condition, and results of operations.

Any future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition and the results of operations.

We have in the past, and may in the future, acquire businesses or make investments, directly or indirectly through our subsidiaries, that involve unknown risks, some of which will be particular to the industry in which the investment or acquisition targets operate, including risks in industries with which we are not familiar or experienced. Although we intend to conduct appropriate business, financial and legal due diligence in connection with the evaluation of future investment or acquisition opportunities, our due diligence investigations may not identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal, and operational risks raised by such investments or acquisitions, especially if we are unfamiliar with the relevant industry. The realization of any unknown risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of the investments or acquisitions, which could adversely affect our financial condition, liquidity, results of operations, and trading price.

Risks associated with international operations could result in additional costs and inefficiencies.

In addition to many of the risks we face in our U.S. operations, international operations present a unique set of risks and challenges, including local laws and customs, various and potentially complex international tax regulations and compliance requirements, U.S. laws applicable to foreign operations, and political and socio-economic conditions. Our ability to operate effectively and grow in international markets could be impacted by these risks resulting in legal liabilities, additional costs, and the distraction of management’s attention. Compliance with the Foreign Corrupt Practices Act and protection of intellectual property rights surrounding items such as trade names and trademarks in foreign jurisdictions can pose significant challenges.

In addition, our operations in international markets are conducted primarily in the local currency of those countries. Given that our Consolidated Financial Statements are denominated in U.S. dollars, amounts of assets, liabilities, net sales, and other revenues and expenses denominated in local currencies must be translated into U.S. dollars using exchange rates for the current period. As a result, foreign currency exchange rates and fluctuations in those rates may adversely impact our financial performance.

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

The stock market has experienced significant price and volume fluctuations, which have affected the market price of many companies in ways that may have been unrelated to those companies’ operating performance. Furthermore, we believe that our stock price may reflect certain future growth and profitability expectations. If we fail to meet these expectations, then our stock price may significantly decline, which could have an adverse impact on investor confidence. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, including, among others, the following:

●	additions to or departures of our key personnel, or our overall ability to retain key personnel;

●	announcements of innovations by us or our competitors;
●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, capital commitments, or new technologies;
●	new regulatory pronouncements and changes in regulatory guidelines;
●	developments or disputes concerning intellectual property rights generally;
●	lawsuits, claims, and investigations that may be filed against us, and other events that may adversely affect our reputation;
●	changes in financial estimates or recommendations by securities analysts;
●	general and industry-specific economic conditions;
●	our ability to develop and introduce new products and services;
●	our ability to raise additional capital to fund our operations and business plan and the effects that such financing may have on the value of the equity instruments held by our stockholders;
●	our ability to hire a skilled labor force and the costs associated;
●	our ability to secure new retail locations, maintain existing ones, and ensure continued customer traffic at those locations;
●	the loss of one or more of our significant suppliers;
●	unexpected trends in the health and wellness and travel industries and potential technology and service obsolescence; and
●	market acceptance, quality, pricing, availability, and useful life of our products and/or services, as well as the mix of our products and services sold.

We have no current plans to pay dividends on our common stock, and our investors may not receive funds without selling their stock.

We have not declared or paid any cash dividends on our common stock, nor do we expect to pay any cash dividends on our common stock for the foreseeable future. Investors seeking cash dividends should not invest in our common stock for that purpose. We currently intend to retain any additional future earnings to finance our operations and growth and, therefore, we have no plans to pay cash dividends on our common stock currently. Any future determination to pay cash dividends on our common stock will be at the discretion of our Board of Directors and will be dependent on our earnings, financial condition, operating results, capital requirements, any contractual restrictions, and other factors that our Board of Directors deems relevant.

Accordingly, our investors may have to sell some or all their common stock in order to generate cash from their investment. You may not receive a gain on your investment when you sell our common stock and may lose the entire amount of your investment.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

The continued listing standards of Nasdaq provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days or if stockholders’ equity is less than $2,500,000.

While we are currently in compliance, we have in the past been, and may in the future be, unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our common stock on Nasdaq. For example, on October 28, 2022, we received a deficiency letter from Nasdaq which indicated that we were not in compliance with the minimum bid price requirement. We received an additional 180-day extension period to comply with on April 27, 2023, pursuant to written notification from Nasdaq. We may be unable to regain compliance in the future if our stock price again falls below the minimum bid price. Additionally, if we fail to comply with any other continued listing standards of Nasdaq, our common stock would also be subject to delisting. If that were to occur, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would significantly and negatively affect the ability of investors to trade our securities and would significantly and negatively affect the value and liquidity of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. The delisting of our common stock also would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities.

On September 28, 2023, we effected the Reverse Stock Split to regain compliance with Nasdaq’s listing rules and on October 12, 2023, we received written notice from Nasdaq indicating that we had regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2), and the matter is now closed. The primary intent for the Reverse Stock Split was that the anticipated increase in the price of our common stock immediately following and resulting from a reverse stock split due to the reduction in the number of issued and outstanding shares of common stock that would help us meet the minimum bid price requirement. It cannot be assured that the Reverse Stock Split will result in any sustained proportionate increase in the market price of our common stock, which is dependent upon many factors, including our business and financial performance, general market conditions, and prospects for future success, which are unrelated to the number of shares of our common stock outstanding. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. Thus, while we have regained compliance with the continued listing requirements for Nasdaq, it cannot be assured that we will continue to do so. If in the future we seek to implement a reverse stock split to remain listed on Nasdaq, the announcement and/or implementation of a reverse stock split could significantly negatively affect the price of our common stock.

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

Anti-takeover provisions of Delaware law, provisions in our charter and bylaws, and our stockholder rights plan could prevent or frustrate attempts by stockholders to change our Board of Directors or current management and could delay, discourage, or make more difficult a third-party acquisition of control of us.

We are a Delaware corporation and, as such, certain provisions of Delaware law could prevent or frustrate attempts by stockholders to change the Board of Directors or current management, or could delay, discourage, or make more difficult a third-party acquisition of control of us, even if the change in control would be beneficial to stockholders or the stockholders regard it as such. We are subject to the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which prohibits certain “business combination” transactions (as defined in Section 203) with an “interested stockholder” (defined in Section 203 as a 15% or greater stockholder) for a period of three years after a stockholder becomes an “interested stockholder,” unless the attaining of “interested stockholder” status or the transaction is pre-approved by our Board of Directors, the transaction results in the attainment of at least an 85% ownership level by an acquirer or the transaction is later approved by our Board of Directors and by our stockholders by at least a 66 2/3 percent vote of our stockholders other than the “interested stockholder,” each as specifically provided in Section 203.

Our certificate of incorporation and our bylaws, each as currently in effect, also contain certain provisions that may delay, discourage, or make more difficult a third-party acquisition of control of us. Such provisions include a provision that any vacancies on our Board of Directors may only be filled by a majority of the directors then serving, although not a quorum, and not by the stockholders and the ability of our Board of Directors to issue preferred stock, without stockholder approval, that could dilute the stock ownership of a potential unsolicited acquirer and hinder an acquisition of control of us that is not approved by our Board of Directors, including through the use of preferred stock in connection with a stockholder rights plan.

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

These provisions of the DGCL, our certificate of incorporation and bylaws, and our Section 382 Rights Plan may delay, discourage, or make more difficult certain types of transactions in which our stockholders might otherwise receive a premium for their shares over the current market price, and might limit the ability of our stockholders to approve transactions that they think may be in their best interest.

If securities analysts do not publish research or reports about our business, or if they publish negative evaluations, the price of our Common Stock could decline.

The trading market for our common stock relies in part on the availability of research and reports that third-party industry or financial analysts publish about us. There are many large, publicly traded companies active in the life sciences and biopharmaceutical industries, which may mean it will be less likely that we receive widespread analyst coverage. Furthermore, if one or more of the analysts who do cover our company (if any) downgrades our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. Additionally, if securities analysts publish negative evaluations of competitors in the life sciences and biopharmaceutical industries, the comparative effect could cause our stock price to decline.

Having availed ourselves of scaled disclosure available to smaller reporting companies, we cannot be certain if such reduced disclosure will make our common stock less attractive to investors.

Under Section 12b-2 of the Exchange Act, a “smaller reporting company” is a company that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company, and (i) has a public float of less than $250 million as measured on the last business day of our second fiscal quarter, or (ii) has annual revenues of less than $100 million during the most recently completed fiscal year and whose value of common stock held by non-affiliates is less than $700 million as measured on the last business day of the second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosure in our SEC filings because of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

Furthermore, we are a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act, and, as such, are not required to provide an auditor attestation of management’s assessment of internal control over financial reporting, which is generally required for SEC reporting companies under Section 404(b) of the Sarbanes-Oxley Act. Because we are not required to, and have not, had our auditor provide an attestation of our management’s assessment of internal control over financial reporting, a material weakness in internal controls may remain undetected for a longer period.

We cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

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

From time to time, we provide preliminary financial results or forward-looking financial guidance to our investors. Such statements are based on our current views, expectations and assumptions that may not prove to be accurate and may vary from actual results and involve known and unknown risks and uncertainties that may cause actual results, performance, achievements or share prices to be materially different from any future results, performance, achievements or share prices expressed or implied by such statements. Such risks and uncertainties include the risk factors contained herein. If we fail to meet our projections and/or other financial guidance for any reason, our stock price could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We operate in the health and wellness sector, which faces various cybersecurity risks that could adversely impact our business, financial condition, and operations. These risks include, but are not limited to, potential attacks to steal intellectual property, commit fraud or extortion, harm employees or customers, violate privacy laws, or damage our reputation. Recognizing the importance of cybersecurity, we have measures in place to protect sensitive information and prevent data loss or other security breaches. Management is actively involved in continuously assessing and addressing privacy and compliance cybersecurity threats through prevention, detection, and response.

Our current program was established in 2022 and is based on the NIST Cybersecurity Framework (“NIST CSF”), outlining governance, policies, procedures, and technologies to identify and manage cyber risks. Our Director of Data Privacy & Security and the Privacy & Compliance Committee (“Committee”) oversee day-to-day cybersecurity activities, supported by our managed service provider (“MSP”) partner. The Director of Data Privacy & Security is a highly qualified cybersecurity governance practitioner with industry credentials such as Certified Information Systems Security Professional (CISSP), Certified Cloud Security Professional (CCSP), Project Management Professional (PMP), and Certified Secure Software Lifecycle Professional (CSSLP) amongst others. The Committee provides oversight and receives regular updates on program status, capabilities, objectives, and evolving threats.  The Committee members include our Director of Data Privacy & Security and Director of Technology Operations. In the event of a cybersecurity incident, the Committee would then be expanded to include our General Counsel. Data is collected and reviewed as needed and reviewed weekly by our Director of Technology Operations. The Committee reviews all potential incidents as well as all remediation and future mitigation measures. Formal updates regarding potential incidents and/or other cybersecurity initiatives are provided to our CEO on an as-needed basis, and our CEO communicates such incidents and/or cybersecurity initiatives to the Audit Committee of the Board of Directors (the “Audit Committee”). Depending on the materiality of a potential incident and/or cybersecurity initiatives, the Committee will present all information directly to the Audit Committee.

Our cybersecurity program implements a defense-in-depth strategy, ensuring comprehensive safeguards are in place across various security domains. These include Intrusion Detection Firewalls (IPS/IDS) with Advanced malware prevention (AMP), Azure Conditional Access Policies, Multi-Factor Authentication (MFA), Identity and Access Management (IAM), Vulnerability Management, Endpoint Detection and Response (EDR) using CrowdStrike Falcon Complete with Managed Detection and Response (MDR), Data Loss Prevention (DLP), Barracuda XDR for Security Information Event Management (SIEM) and ongoing Security Awareness and Phishing Simulation exercises via KnowBe4  aimed at mitigating the risk of social engineering attacks, and Mobile Device Security Management. A robust incident response system is in place via our MSP partner to handle all security incidents including email (malware, phishing, etc.), cloud, endpoint, data loss prevention alerts and incidents across the organization. Our information security governance is underpinned by standards and policies documents that are reviewed by the Committee and updated annually by the Director of Data Privacy & Security.

Selection of domain areas for monitoring was based on a risk-based approach aligned with the NIST CSF and accounted for the current threat landscape. Through risk assessments evaluating threats, vulnerabilities, and potential impacts, domains are prioritized by severity and likelihood. This allows us to focus our monitoring strategy and resources on the highest risk areas while adapting to the evolving cybersecurity environment.

When a security threat is detected, we follow an established process of threat identification and validation: assessment of the severity based on affected assets and potential impacts; evaluation of overall risk as it relates to our risk tolerance; planning and executing a response plan with mitigating actions; continuous monitoring and adjustment of the response; and conducting a post-incident review to identify lessons learned from such event and preventative measures.

Key risks that have been deemed material include, but are not limited to, the potential for data exfiltration from unmanaged devices, insufficient staffing, and tools due to recent budgetary reductions, increased risk of managing of protected health information in-house, potentially ineffective cybersecurity governance due to singular reporting structure, and lack of visibility and protection for the remote workforce.

While no major incident has significantly impacted our business, operations or financial condition, a breach could damage our reputation, disrupt operations, and trigger legal or regulatory actions, among others. We currently have cyber insurance to help cover potential impacts. Our disclosure outlines program highlights while summarizing key risks and plans to continue maturing cybersecurity capabilities to safeguard the business.

The Audit Committee is responsible for oversight of risks from cybersecurity threats in conjunction with the Committee. The Audit Committee receives quarterly reports and updates from the Committee with respect to the management of risks from cybersecurity threats. Such reports cover our information technology security program, including its status, capabilities, objectives, and plans, as well as the evolving cybersecurity threat landscape. Additionally, the Audit Committee considers risks from cybersecurity threats as part of its oversight of our business strategy, risk management, and financial oversight by reviewing our incident and response matrix, as well as unmediated threats. In addition, The Committee will provide a mitigation and remediation roadmap based on threat criticality for review by the Audit Committee.

We leverage the advice of our MSP partner to actively monitor our networks and software through their dedicated security operations center. We also have policies and procedures to oversee and identify the risks from cybersecurity threats associated with our use of third-party service providers.

A third-party risk management program was established in 2022, defining four vendor risk tiers based on data sensitivity, regulatory requirements, and service criticality. All vendors undergo risk assessments, with Tier 1 and 2 high-risk vendors facing more rigorous reviews during onboarding, offboarding, and annual recertifications. Vendors complete risk control surveys, with additional documentation like SOC reports requested from Tier 1 and 2 vendors depending on their risk profile. Each vendor is scored based on service type and data and their responses to the questionnaire. This risk-based approach ensures proper oversight of vendor relationships and informs decisions on both who and how we choose to partner.

ITEM 2. PROPERTIES

As of December 31, 2023, besides our Global Support Center at 254 West 31st Street in New York City, XWELL had 37 spas and wellness centers in 18 airport and off airport locations, in the United States, Netherlands, Turkey, and the United Arab Emirates. All of the locations as of that date were leased, typically with one or two renewal options after the initial term. Economic terms vary by type and location of store and, on average, the lease terms are 5-10 years with several locations operating on a month-to-month basis. We believe that our facility and our leases are adequate to accommodate our business needs.

ITEM 3. LEGAL PROCEEDINGS

Litigation and legal proceedings

Certain of our outstanding legal matters include speculative claims for substantial or indeterminate amounts of damages. We regularly evaluate developments in our legal matters that could affect the amount of any potential liability and adjust as appropriate. Significant judgment is required to determine both the likelihood of there being any potential liability and the estimated amount of a loss related to our legal matters.

With respect to our outstanding legal matters, based on our current knowledge, our management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, we have recorded a liability of approximately $449 for all outstanding legal matters as of December 31, 2023, which is included in “Accrued expenses and other current liabilities” in the consolidated balance sheet. Related legal fees are recorded in the period in which they are incurred.

OTG Management PHL B v. XpresSpa Philadelphia Terminal B et al.

On May 9, 2022, a lawsuit was filed in the Philadelphia Court of Common Pleas by OTG Management at Philadelphia International Airport, claiming that XWELL improperly backed out of its sublease for space at Terminal B and now owes between $865 and $2,250 in accelerated rent for the 12-year contract. They claim that by refusing to complete the project, failing to commence and maintain operations, refusing to pay rent and improperly purporting to terminate the lease (among other acts and omissions), XWELL breached the lease. On January 9, 2024, the court placed the matter on Civil Suspense.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On October 25, 2022, the Company changed its name to XWELL, Inc. (“XWELL” or the “Company”) from XpresSpa Group, Inc. The Company’s common stock, par value $0.01 per share, which had previously been listed under the trading symbol “XSPA” on the Nasdaq Capital Market, now trades under the trading symbol “XWEL” since the opening of the trading market on October 25, 2022.  The Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State on October 24, 2022 (the “Amended and Restated Certificate”) reflecting the name change. Rebranding to XWELL aligned the Company’s corporate strategy to build a pure-play wellness services company, in both the airport and off-airport marketplaces.

Stockholders

As of April 15, 2024, we had 86 stockholders of record of the 4,183,435 outstanding shares of our common stock. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

Unregistered Sales of Equity Securities

None.

ITEM 6. [RESERVED]

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

Overview

Our Strategy and Outlook

We believe that our company is well positioned to benefit from consumers’ growing interest and pent-up demand in travel health and wellness and increasing demand for health and wellness related services and products. Our go-forward plan includes the expansion and integration of products and services across our six brands; the right-sizing of our existing airport portfolio to a leaner and more profitable business; the execution of an ‘off-airport’ strategy through acquisition to deliver more products and services, which will serve as a catalyst for our future growth; the implementation of an international expansion plan; and ensuring we can scale our growth in a responsible way that drives shareholder value.  Through right-sizing our existing business, optimizing our cost structure, and making acquisitions that further leverage the strength of our brand portfolio, XWELL is positioning itself for both financial and operational growth now and in the future.

Year ended December 31, 2023 compared to the year ended December 31, 2022

Revenue

	Year ended December 31,
	2023	2022	Variance
Total revenue	$30,109	$55,939	$(25,830)

During the year ended December 31, 2023, total revenues decreased $25,830, or 46%. The decrease in revenue was primarily due to reduction in patient service revenue triggered by the rapid decline of the XpresTest segment. As countries continued to relax their testing requirements and the closure of our XpresCheck locations as we progressed through 2023.

Cost of sales

	Year ended December 31,
	2023	2022	Variance
Cost of sales	$26,428	$43,891	$(17,463)

The decrease in total cost of sales during the year ended December 31, 2023, was primarily driven by the corresponding decline in our XpresTest locations as countries continued to relax their testing requirements. The largest components in the cost of sales for that segment are costs of testing kits and labor costs at the location-level, rent and related occupancy costs, which primarily includes rent based on percentage of sales, and other operating costs.  The Company did not reopen spas that were shut down during Covid and close spas that were open during the year that were under performing. That resulted in additional costs of sales.

Depreciation and amortization

	Year ended December 31,
	2023	2022	Variance
Depreciation and amortization	$2,065	$5,429	$(3,364)

During the year ended December 31, 2023, depreciation and amortization expense decreased $3,364, or 62%, compared to the depreciation and amortization expense recorded during the year ended December 31, 2022. The decrease was primarily due to fewer long-lived assets available for depreciation.

Impairment

The following table summarizes impairment charges the years ended December 31, 2023 and 2022, recorded on the consolidated statement of operations and comprehensive loss:

	Year ended December 31,
	2023	2022	Variance
Impairment of goodwill	$4,024	$—	$4,024
Impairment of intangible assets	2,768	$110	2,658
Impairment of long-lived assets	1,159	$4,559	(3,400)
Impairment of right-of-use assets	$926	$1,110	$(184)

We completed an assessment of our property and equipment, intangible assets and right of use lease assets for impairment both as of December 31, 2023 and 2022. Based upon the results of the impairment test, we recorded an impairment of property and equipment, intangible assets, goodwill and right of use lease assets of approximately $1,159, $2,768, $4,024 and $926, respectively for the year ended December 31, 2023. We recorded an impairment of property and equipment, intangible assets and right of use lease assets of approximately $4,559, $110 and $1,110, respectively, in the year ended December 31, 2022. During the year ended December 31, 2022, the impairment was primarily related to the impairment of leasehold improvements made to our Treat locations and its related operating lease right of use assets where management determined that the locations discounted future cash flows were not sufficient to recover the carrying value of these assets over the remaining lease term.

General and administrative

	Year ended December 31,
	2023	2022	Variance
General and administrative	$12,957	$21,178	$(8,221)

During the year ended December 31, 2023, general and administrative expenses decreased by $8,221 or 39%, primarily due to the reduction of functional costs associated with the operations of XpresCheck and reduced overhead spend.

Salaries and benefits

	Year ended December 31,
	2023	2022	Variance
Salaries and benefits	$7,954	$9,991	$(2,037)

During the year ended December 31, 2023, salaries and benefits expenses decreased by $2,037 or 20%, primarily due to the closing of unprofitable or poorly performing spas, optimization of systems and processes that support the business, headcount reductions and elimination of infrastructure no longer necessary to support our future growth.

Gain on securities, realized and unrealized

	Year ended December 31,
	2023	2022	Variance
Gain on securities, realized and unrealized	$912	$(0)	$912

Gain on securities is affected by the adjustments to the fair value of our equity investment, which could fluctuate materially from period to period. The fair value of these instruments depends on a variety of assumptions.

Other non-operating expenses, net

The following is a summary of the transactions included in other non-operating income (expense), net for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Loss on equity investments	$(54)	$(618)
Bank fees and financing charges	(321)	(462)
Other	(35)	(51)
Total	$(410)	$(1,131)

As of December 31, 2023, the equity investment in Route1 had a readily determinable fair value of $50. We recorded an unrealized loss of $54 in connection with the remeasurement of the shares of our common stock and warrants of Route1 obtained in the 2018 sale of Group Mobile to Route1.

Income Taxes

As of December 31, 2023, our estimated aggregate total NOLs were $150,926 for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $97,968 for U.S. federal purposes with an indefinite life due to new regulations in the Tax Act of 2017. The NOL amounts are presented before Internal Revenue Code, Section 382 limitations (“Section 382”). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, our ability to utilize all such NOL and credit carryforwards may be limited. The CARES Act was enacted on March 27, 2020, and provides favorable changes to tax laws for businesses impacted by COVID-19. However, we do not anticipate the income tax law changes will materially benefit us.

We did not have any material unrecognized tax benefits as of December 31, 2023. We do not expect to record any additional material provisions for unrecognized tax benefits within the next year.

Liquidity and Capital Resources

As of December 31, 2023, we had approximately $8,437 of cash and cash equivalents, $14,613 in marketable securities, and total current assets of approximately $26,566. Our total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, and operating lease liabilities was approximately $9,330 as of December 31, 2023. The working capital surplus was $17,236 as of December 31, 2023, compared to a working capital surplus of $36,376 as of December 31, 2022.

Our primary liquidity and capital requirements are for the maintenance of our current XpresSpa and Treat locations and brand, as well as the expansion outside the airports. During the year ended December 31, 2023, we used net cash of $16,074 to fund our operating activities.

Cash flows

	Year ended December 31,
	2023	2022	Change
Net cash used in operating activities	$(16,074)	$(24,188)	$8,114
Net cash provided by (used in) investing activities	$5,650	$(34,843)	$40,493
Net cash (used in) provided by financing activities	$8	$(27,377)	$27,385

Operating activities

During the year ended December 31, 2023, net cash used in operating activities was $16,074 compared to net cash used in operating activities during the year ended December 31, 2022 of $24,188. The decrease in net cash used in operating activities was primarily due to the rapid decline of our XpresCheck business.

Investing activities

During the year ended December 31, 2023, net cash provided by investing activities was $5,650 compared to net cash used in investing activities during the year ended December 31, 2022 of $34,843.  Cash provided in 2023 came primarily from the sale of marketable securities of approximately $9,417. In addition, the Company had idle cash that they invested during the year ended December 31, 2022.

Financing activities

During the year ended December 31, 2023, net cash provided by financing activities increased by $27,385 primarily due to the repurchase of common stock and repayment of Paycheck Protection Program loan that occurred in 2022.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis. We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

We believe the following accounting estimates to be the most critical estimates we used in preparing our consolidated financial statements for the year ended December 31, 2023.

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

During the quarter ended September 30, 2023, the Company identified a triggering event and as a result recognized an impairment charge of $4,024, which is recorded in goodwill impairment on the consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

Long-lived assets are tested for impairment at the lowest level at which there are identifiable operating cash flows. The Company’s long-lived assets consist primarily of leasehold improvements and right to use lease assets for each of its locations (considered the asset group). The Company reviews its long-lived assets for recoverability yearly or sooner if events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. If indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset group in question to its carrying amount. An impairment loss is recognized if it is determined that the long-lived asset group is not recoverable and is calculated based on the excess of the carrying amount of the long-lived asset group over the long-lived asset group’s fair value. The Company estimates the fair value of long-lived assets using present value income approach. Future cash flows are calculated based on forecasts over the estimated remaining useful life of the asset group, which for each of the Company’s locations, is the remaining term of the operating lease.

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

During the year ended December 31, 2023, the Company performed its annual impairment testing procedures of long-lived assets and recognized an impairment charge of $1,159 and $926, which is recorded in Impairment of long-lived assets and Impairment of operating lease right-of-use assets on the consolidated statements of operations and comprehensive loss.

Intangible assets

Intangible assets include customer relationships, trade names, and technology, which were primarily acquired as part of the acquisition of XpresSpa in December 2016, HyperPointe in 2022 and Naples Wax Center in 2023 and were recorded based on the estimated fair value in purchase price allocation. In addition, intangible assets include software and website development costs that were capitalized as part of the Company’s development of a mobile application and website for the Treat brand. The Company accounts for these costs in accordance with ASC 350-40, Internal-Use Software. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount in which the carrying value exceeds the fair value of the asset.  In assessing the recoverability of the Company’s intangible assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. Based upon the results of the impairment test, we recorded an impairment of intangible assets in Impairment of long-lived assets on the consolidated statements of operations and comprehensive loss of approximately $2,768 for the year ended December 31, 2023.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms due to the material weaknesses described below.

Subsequent to the filing of the Original Form 10-Q, on November 14, 2023, the Company’s management determined that its September 30, 2023, ASC 360 impairment analysis on long-lived assets was incorrect. The impairment analysis was performed on our Treat segment intangibles only and did not include an analysis of our right-of-use and fixed assets. The Company’s management and in agreement with the audit committee have determined that the previously issued unaudited financial statements for the three and nine-month period ended September 30, 2023 “the Affected period” should no longer be relied upon due to this error and require restatement. The financial effect of this error from previously reported information for the quarter ended September 30, 2023, resulted in an increase in net loss of $1,613, primarily as a result of additional impairment expense on our Treat segment right-of-use and fixed assets. (See note 19 for further discussion).

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, our Certifying Officers concluded that, as of December 31, 2023 the evaluation date, our disclosure controls and procedures were not effective due to the following material weaknesses:

●	The Company did not properly design, implement, and consistently operate effective controls over the completeness and accuracy of its accounting for leases under ASC 842.
●	The Company did not properly design or maintain effective entity level monitoring controls over the financial close and reporting process.
●	The Company did not design or maintain effective controls over its service organizations and IT vendors. More specifically, the Company did not have controls in place to review the applicable complementary user entity controls described in the service organizations’ reports for their potential impact on the Company’s financial reporting.
●	The Company did not design, implement, and consistently operate effective controls over the revenue process. The Company’s controls surrounding the revenue reports and reconciliations were not designed and did not operate at a level of precision that would prevent or detect a material misstatement.
●	The Company did not design, implement, and consistently operate effective controls over its’ foreign subsidiaries.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of the Company’s internal control over financial reporting. Management has implemented, and continues to implement, the actions described below to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. Until the remediation efforts described below, including any additional measures management identifies as necessary, are completed, the material weaknesses described above will continue to exist. We cannot provide any assurance that the below remediation efforts will be successful or that our internal control over financial reporting will be effective because of these efforts. Management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

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

Changes in Internal Control over Financial Reporting

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding the material weaknesses in our internal control over financial reporting, our management has determined that the consolidated financial statements for the periods covered by and included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

ITEM 9B. OTHER INFORMATION

Not Applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

3.4

Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of September 27, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on September 27, 2023).

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

10.1†

Vringo, Inc. 2012 Employee, Director, and Consultant Equity Incentive Plan, as amended (incorporated by reference from Appendix C of our Proxy Statement on Schedule 14A (DEF 14A) filed with the SEC on September 25, 2015)

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

10.5

Form of Indemnification Agreement, dated January 31, 2013, by and between Vringo, Inc. and each of its Directors and Executive Officer (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2012, filed on March 21, 2013)

10.6†

FORM Holdings Corp. 2012 Employee, Director, and Consultant Equity Incentive Plan, as amended (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 28, 2016)

10.19

Form of Registration Rights Agreement, dated May 15, 2018, by and among the Company and the Investors (incorporated by reference from Exhibit 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018)

10.20

Amendment to Securities Purchase Agreement and Class A Warrants and Class B Warrants, dated as of July 8, 2019, by and between the Company and the purchasers party thereto (incorporated by reference from Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on July 8, 2019)

10.21

Product Sale and Marketing Agreement, dated November 12, 2018, by and between the Company and Calm.com, Inc. (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed with the SEC on April 1, 2019)

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

Executive Employment Agreement dated January 9, 2022, between the Company and Ezra T. Ernst (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022)

10.45†

Stock Option Agreement between XpresSpa Group, Inc. and Ezra Ernst dated January 14, 2022 (incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-8 filed on March 31, 2022).

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

10.48†*	Offer letter dated June 26, 2023, between the Company and Suzanne A. Scrabis (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 28, 2023).

21.1*	List of Subsidiaries of XWELL, Inc.

23.1*	Consent of Marcum LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	XWELL, INC Incentive Compensation Recovery Policy

101.INS	Inline XBRL Instance Document.

Exhibit No.	Description

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL documents)

*       Filed herewith.

**     Furnished herewith.

†       Management contract or compensatory plan or arrangement.

††     Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

ITEM 16. FORM 10-K SUMMARY

None.

XWELL, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

XWELL, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XWELL, Inc. (the “Company”) and Subsidiaries as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020

East Hanover, New Jersey

April 16, 2024

XWELL, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Current assets
Cash and cash equivalents	$8,437	$19,038
Marketable Securities	14,613	23,153
Accounts receivable	1,667	2,858
Inventory	900	1,161
Other current assets	949	1,122
Total current assets	26,566	47,332

Restricted cash	751	751
Property and equipment, net	2,454	3,666
Intangible assets, net	1,353	4,008
Operating lease right of use assets, net	4,656	8,276
Goodwill	1,371	4,024
Other assets	1,842	2,369
Total assets	$38,993	$70,426

Current liabilities
Accounts payable	$1,099	$2,312
Accrued expenses and other current liabilities	4,968	5,719
Current portion of operating lease liabilities	2,402	2,586
Deferred revenue	861	339
Total current liabilities	9,330	10,956

Long-term liabilities
Operating lease liabilities	8,692	11,521
Total liabilities	18,022	22,477
Commitments and contingencies (see Note 18)

Equity
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 4,179,631 and 4,161,613 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively*	42	42
Additional paid-in capital	470,737	468,530
Accumulated deficit	(455,853)	(428,112)
Accumulated other comprehensive loss	(1,924)	(534)
Total equity attributable to XWELL, Inc.	13,002	39,926
Noncontrolling interests	7,969	8,023
Total equity	20,971	47,949
Total liabilities and equity	$38,993	$70,426

* Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on September 28, 2023.

The accompanying notes form an integral part of these consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year ended December 31,
	2023	2022

Revenue, net
Patient services revenue	$250	$32,776
Services	27,053	21,227
Products	2,766	1,930
Other	40	6
Total revenue, net	30,109	55,939

Cost of sales
Labor	17,932	21,437
Occupancy	4,473	4,138
Products and other operating costs	4,023	18,316
Total cost of sales	26,428	43,891

Gross Profit	3,681	12,048

Depreciation and amortization	2,065	5,429
Impairment of long-lived assets	3,927	4,669
Goodwill impairment	4,024	-
Loss on disposal of assets, net	34	834
Impairment of operating lease right-of-use assets	926	1,110
General and administrative	12,957	21,178
Salaries and benefits	7,954	9,991
Total operating expenses	31,887	43,211
Operating loss	(28,206)	(31,163)
Interest income, net	448	384
Foreign exchange loss	(738)	(664)
Gain on securities, realized and unrealized	912	—
Other non-operating expense, net	(410)	(1,131)
Loss before income taxes	(27,994)	(32,574)
Income tax expense	(35)	(55)
Net loss	(28,029)	(32,629)
Net (income) loss attributable to noncontrolling interests	288	(208)
Net loss attributable to XWELL, Inc.	$(27,741)	$(32,837)

Net loss	(28,029)	(32,629)
Foreign currency translation	(1,390)	(222)
Comprehensive loss	$(29,419)	$(32,851)
Loss per share
Basic and diluted loss per share	$(6.64)	$(7.01)
Weighted-average number of shares outstanding during the period*
Basic	4,175,220	4,682,767
Diluted	4,175,220	4,682,767

* Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on September 28, 2023.

The accompanying notes form an integral part of these consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

					Accumulated
			Additional		other	Total	Non-
	*Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	in capital	deficit	loss	equity	interests	equity
January 1, 2022	5,063,467	$51	$488,268	$(395,275)	$(312)	$92,732	$7,203	$99,935
Issuance of Common Stock for acquisition	27,624	—	906	—	—	906	—	906
Vesting of restricted stock units	46,857	—	—	—	—	—	—	—
Value of Shares Withheld to fund payroll taxes	—	—	(73)	—	—	(73)	—	(73)
Stock-based compensation	—	—	3,106	—	—	3,106	664	3,770
Net loss for the period	—	—	—	(32,837)	—	(32,837)	208	(32,629)
Repurchase and retirement of common stock	(976,335)	(9)	(23,780)	—	—	(23,789)	—	(23,789)
Foreign currency translation	—	—	—	—	(222)	(222)	(121)	(343)
Distributions to noncontrolling interests	—	—	—	—	—	—	(956)	(956)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,025	1,025
Grant of stock options for services	—	—	103	—	—	103	—	103
December 31, 2022	4,161,613	$42	$468,530	$(428,112)	$(534)	$39,926	$8,023	$47,949

* Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on September 28, 2023.

The accompanying notes form an integral part of these consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

					Accumulated	Total
			Additional		other	Company	Non-
	*Common stock		paid-	Accumulated	comprehensive	equity	controlling	Total
	Shares	Amount	in capital	deficit	loss		interests	equity
January 1, 2023	4,161,613	$42	$468,530	$(428,112)	$(534)	$39,926	$8,023	$47,949
Issuance of restricted stock units	18,018	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,226	—	—	2,226	93	2,319
Grant of stock for services	—	—	3	—	—	3	—	3
Value of shares withheld to fund payroll taxes	—	—	(22)	—	—	(22)	—	(22)
Contributions from noncontrolling interests	—	—	—	—	—	—	150	150
Distributions to noncontrolling interests	—	—	—	—	—	—	(120)	(120)
Foreign currency translation	—	—	—	—	(1,390)	(1,390)	111	(1,279)
Net loss for the period	—	—	—	(27,741)	—	(27,741)	(288)	(28,029)
December 31, 2023	4,179,631	$42	$470,737	$(455,853)	$(1,924)	$13,002	$7,969	$20,971

*Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on September 28, 2023.

The accompanying notes form an integral part of these consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(28,029)	$(32,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,065	5,429
Impairment of fixed assets	1,159	4,559
Impairment of goodwill	4,024	—
Impairment of intangible assets	2,768	110
Impairment of operating lease right-of-use assets	926	1,110
Unrealized gain on marketable securities	(877)	—
Foreign currency remeasurement loss	738	—
Loss on disposal of assets, net	34	834
Gain on lease termination	(821)	—
Amortization of operating lease right of use asset	1,481	1,844
Issuance of shares of Common Stock for services	3	103
Stock-based compensation	2,319	3,770
Loss on equity investment	54	618
Changes in assets and liabilities:
Decrease in inventory	261	592
Decrease (increase) in accounts receivable	1,191	(1,835)
Decrease (increase) in deferred revenue	(289)	(933)
Decrease (increase) in other assets, current and non-current	512	(457)
Decrease in other liabilities, current and non-current	(3,105)	(4,056)
Decrease in accounts payable	(488)	(3,247)
Net cash used in operating activities	(16,074)	(24,188)
Cash flows from investing activities
Acquisition of property and equipment	(1,905)	(6,464)
Investment in marketable securities	—	(23,153)
Sale of marketable securities	9,417	—
Acquisition of Naples Wax net of cash assumed	(1,394)	—
Acquisition of HyperPointe net of cash assumed	—	(4,853)
Acquisition of intangibles	(468)	(373)
Net cash provided by (used in) investing activities	5,650	(34,843)
Cash flows from financing activities
Repurchase of Common Stock	—	(23,789)
Contributions from noncontrolling interests	150	1,025
Payments for shares withheld on vesting	(22)	(73)
Repayment of Paycheck Protection Program	—	(3,584)
Distributions to noncontrolling interests	(120)	(956)
Net cash provided by (used in) financing activities	8	(27,377)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(185)	(60)
Decrease in cash, cash equivalents and restricted cash	(10,601)	(86,468)
Cash, cash equivalents, and restricted cash at beginning of the year	19,789	106,257
Cash, cash equivalents, and restricted cash at end of the year	$9,188	$19,789
Cash paid for
Interest	$—	$10
Income taxes	35	$55
Non-cash investing and financing transactions
Capital expenditures included in Accounts payable, accrued expenses and other current liabilities	$17	$544
Issuance of Common Stock on acquisition of gcg Connect, LLC, d/b/a HyperPointe	$—	$906

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

XWELL is a global wellness company operating multiple brands and focused on bringing restorative, regenerative and reinvigorating products and services to travelers. XWELL currently has four reportable operating segments: XpresSpa®, XpresTest®, Naples Wax Center and Treat™.

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

As of December 31, 2023, there were 21 domestic XpresSpa locations in total, 19 Company owned and 2 franchises. The Company also had 11 international locations operating as of December 31, 2023, including two XpresSpa locations in Dubai International Airport in the United Arab Emirates, one XpresSpa location in Zayad International Airport in Abu Dhabi UAE, three XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands and five XpresSpa locations in Istanbul Airport in Turkey.

XWELL’s subsidiary, XpresTest, in partnership with certain COVID-19 testing partners, successfully launched its XpresCheck Wellness Centers through its XpresTest, Inc. subsidiary (“XpresTest”), which offered COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents during the pandemic. During 2022 and 2023, as countries continued to relax their testing requirements resulting in rapid decline of testing volumes at the Company’s XpresCheck locations, the Company closed XpresCheck Wellness Centers. As of December 31, 2023, all XpresCheck locations are closed.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

XWELL’s subsidiary, gcg Connect, LLC, operating as HyperPointe, provides direct to business marketing support across a number of health and health-related channels.  From the creation of marketing campaigns for the pharmaceutical industry, to learning management systems to website and health related content creation, HyperPointe is a complementary service provider to XWELL’s health-focused brands as well as providing the majority of services to the external community.

For reporting purposes, the former HyperPointe segment has been consolidated into the XpresTest segment.

XWELL’s subsidiary Treat, Inc. (“Treat”) is a wellness brand that provides access to wellness services for travelers at on-site centers (currently located in JFK International Airport and in Salt Lake City International Airport).

In 2022, Treat opened a new location in Phoenix Sky Harbor International Airport but by the fourth quarter of 2022, the decision was made to close this location. The remaining Treat locations offer a full retail product offering and a suite of wellness and spa services. Travelers can purchase time blocks to use our wellness rooms to engage in interactive services like self-guided yoga, meditation and low impact weight exercises or to relax and unplug from the hectic pace of the airport and renew themselves before or after their trip.

XWELL’s subsidiary Naples Wax Center, LLC, which was acquired on September 12, 2023, for a purchase price of $1,624 operates a group of upscale hair removal boutiques in Florida. There are currently three Naples Wax Center locations with core products and service offerings from face and body waxing to a range of skincare and cosmetic products.

Liquidity and Financial Condition

As of December 31, 2023, the Company had approximately $8,437 of cash and cash equivalents, $14,613 in marketable securities, and total current assets of approximately $26,566. The Company’s total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, and operating lease liabilities was approximately $9,330 as of December 31, 2023. The working capital surplus was $17,236 as of December 31, 2023, compared to a working capital surplus of  $36,376 as of December 31, 2022.

The Company has significantly reduced operating and overhead expenses in the second half of 2022 and 2023, while it continues to focus on returning to overall profitability.

The Company has taken actions to improve its overall cash position, right sizing its corporate structure and streamlining its operations, while at the same time the Company is aggressively trying to get the company to profitability which the Company believes will strengthen the Company’s stock price and put the Company in a stronger position to be able to raise capital in 2024 and beyond. The Company is aggressively pursuing strategic partnerships that the Company expects will further strengthen the long-term profitability of the business, which puts the Company in a position of strength as the Company raise more capital.

Note 2. Accounting and Reporting Policies

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

XWELL, Inc. and Subsidiaries

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

Translation into United States dollars

The Company conducts certain transactions in foreign currencies, which are recorded at the exchange rate as of the transaction date. All exchange gains and losses occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are deemed non-operating income in the consolidated statements of operations and comprehensive loss.  During 2023 and 2022, the Company recorded $738 and $664, respectively, in exchange losses occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies.

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

Cash and cash equivalents

The Company maintains cash in checking and money market accounts with financial institutions. The Company has established guidelines relating to diversification and maturities of its investments in order to minimize credit risk and maintain high liquidity of funds. The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. The Company had $4,025 of such investments as of December 31, 2023 and $1,885 as of December 31, 2022.

Accounts Receivables

Accounts receivables are reported at their outstanding unpaid principal balances, net of allowances for credit loss. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for an allowance for credit loss based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for credit loss when a balance is determined to be uncollectible. During the year ended December 31, 2023 and 2022, the Company did not write off any accounts receivable. The Company did not record an allowance for credit loss for the year ended December 31, 2023 and December 31, 2022, respectively.

Inventory

All inventory is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Intangible assets

Intangible assets include customer relationships, trade names, and technology, which were primarily acquired as part of the acquisition of XpresSpa in December 2016, HyperPointe in 2022 and Naples Wax Center in 2023 and were recorded based on the estimated fair value in purchase price allocation. In addition, intangible assets include software and website development costs that were capitalized as part of the Company’s development of a mobile application and website for the Treat brand. The Company accounts for these costs in accordance with ASC 350-40, Internal-Use Software. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount in which the carrying value exceeds the fair value of the asset. In assessing the recoverability of the Company’s intangible assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. During the years ended December 31, 2023 and 2022, the Company recognized impairment of $2,768 and $110 respectively.

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

Impairment of long-lived assets

Long-lived assets are tested for impairment at the lowest level at which there are identifiable operating cash flows, which is at the individual airport location for the XpresSpa and XpresTest businesses. The Company’s long-lived assets consist primarily of leasehold improvements and right to use lease assets for each of its airport locations (considered the asset group). The Company reviews its long-lived assets for recoverability yearly or sooner if events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. If indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset group in question to its carrying amount. An impairment loss is recognized if it is determined that the long-lived asset group is not recoverable and is calculated based on the excess of the carrying amount of the long-lived asset group over the long-lived asset groups fair value. The Company estimates the fair value of long-lived assets using present value income approach. Future cash flow was calculated based on forecasts over the estimated remaining useful life of the asset group, which for each of the Company’s airport locations, is the remaining term of the operating lease.

The Company completed an assessment of its property and equipment and operating lease right of use assets for impairment as of December 31, 2023 and 2022. Based upon the results of the impairment test, the Company recorded an impairment expense related to property and equipment of $1,159 and $4,559 as of December 31, 2023 and 2022, respectively. Additionally, the Company recorded an impairment expense related to operating lease right of use assets and $926, and $1,110 as of December 31, 2023 and 2022, respectively. Both impairment charges are recorded on the consolidated statements of operations and comprehensive loss. The expense was primarily related to the impairment of leasehold improvements made to the Company’s Treat and Spa locations and its operating lease right of use assets where

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

management determined that the locations discounted future cash flows were not sufficient to recover the carrying value of these assets over the remaining lease term.

Leases

The right of use asset (“ROU”) on the Company’s consolidated balance sheet represents a lessee’s right to use an asset over the life of a lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term, plus any lease payments made to the lessor before the lease commencement date, plus any initial direct costs incurred, minus any lease incentives received. The amortization period for the right of use asset is from the lease commencement date to the earlier of the end of the lease term or the end of the useful life of the asset. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has elected to exclude all short-term leases (i.e, leases with term of 12 months or less) from recognition on the balance sheet.

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

Equity investments

Equity investments are carried at fair value with the changes in fair value recorded in the consolidated statement of operations and other comprehensive income (loss) in accordance with ASU 2016-01. The Company will perform a qualitative assessment on an annual basis and recognize impairment if there are sufficient indicators that the fair value of the investment is less than the carrying value. As of the year ended December 31, 2023, there were no indicators of impairment.

Revenue recognition

XpresSpa, Treat and Naples Wax Center

The Company recognizes revenue from the sale of products and services when the services are rendered at XpresSpa, Treat, and Naples Wax Centers locations and from the sale of products at the time products are purchased at the Company’s stores or online usually by credit card, net of discounts and applicable sales taxes. Accordingly, the Company recognizes revenue for the Company’s single performance obligation related to both in-store and online sales at the point at which the service has been performed or the control of the merchandise has passed to the customer. Revenues from the e-commerce business are recorded at the time goods are shipped.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

XpresTest

During the third quarter of 2022, XpresTest, in partnership with Ginkgo BioWorks in continuation of their support to the CDC’s traveler-based SARS-CoV-2 genomic surveillance program was awarded a new contract. The partnership is expected to support public health and biosecurity services totaling approximately $16,000, with an overall potential to exceed $61,000 based on CDC program options and public health priorities. As COVID-19 sub-variants and other biological threats continue to emerge, the partners plan to expand the program footprint and incorporate innovative modalities and offerings, such as monitoring of wastewater from aircraft lavatories. The current contract with Ginkgo BioWorks related to the above partnership contains fixed pricing for which the Company is entitled to $6,674 for the sample collection (passenger and aircraft wastewater) and $370 for the traveler enrollment initiatives, which represents the amount of consideration that we are entitled. The Company recognizes revenue over time for both sample collection performance obligations, using the input method based on time elapsed to measure progress towards satisfying each of the performance obligations. We recognized the revenue for the traveler enrollment initiative performance obligation in the second quarter of 2023. The Company recognizes revenue ratably (straight line basis) over the term of the contract (one year). The Company recorded $7,521 and $2,617, in revenue for the years ended December 31, 2023 and 2022, respectively, related to sample collection performance obligations because the Company’s efforts towards satisfying each of the performance obligations are expended evenly throughout the period of performance.

HyperPointe

The Company’s HyperPointe business provides broad range of service and support options for HyperPointe’s customers, including technical support services and advanced services. Technical support services represent the majority of these offerings which are distinct performance obligations that are satisfied over time with revenue recognized ratably over the contract term. Advanced services are distinct performance obligations that are satisfied over time with revenue recognized as services are delivered.  Revenue billed in advance are treated as deferred revenue which was $72  and $322 as of December 31, 2023 and 2022, respectively.

The Company excludes all sales taxes assessed to our customers from revenue. Sales taxes assessed on revenues are included in Accrued expenses and other current liabilities on the Company’s consolidated balance sheets until remitted to state agencies.

Gift cards, customer rewards and prepaid packages

XWELL offers no-fee, non-expiring gift cards to its customers. No revenue is recognized upon issuance of a gift card and a liability is established for the gift card’s cash value. The liability is relieved, and revenue is recognized upon redemption by the customer. As the gift cards have no expiration date, there is no provision for the reduction in the value of unused card balances.

In addition, XWELL maintains a rewards program in which customers earn loyalty points, which can be redeemed for future services. Loyalty points are rewarded upon joining the loyalty program, for customer birthdays, and based upon customer spending. When a customer redeems loyalty points, the Company recognizes revenue for the redeemed cash value and reduces the related loyalty program liability. In 2023 the Company adopted a formal expiration policy whereby any loyalty members with inactivity for an 18-month period will forfeit any unused loyalty rewards.

The costs associated with gift cards and reward points are accrued as the rewards are earned by the cardholder and are included in Accrued expenses and other current liabilities in the consolidated balance sheets until used.

Naples Wax Center offers prepaid wax packages that are either unlimited for one year or a set number of services. When the packages are purchased, the sales are recorded as deferred revenue. As services related to prepaid packages are used,

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

revenue is recognized as income. The deferred revenue as of September 12, 2023, when Naples Wax Center was acquired was $811 and for the year ended December 31, 2023 deferred revenue was $778.

Segment reporting

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Company. The Company currently has four reportable operating segments: XpresSpa. XpresTest, Naples Wax Center and Treat. See Note 15. Segment Information.

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

Cost of sales

Cost of sales consists of location operating costs. These costs include all costs that are directly attributable to the location’s operations and include:

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

XWELL, Inc. and Subsidiaries

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had no uncertain tax positions as of December 31, 2023 and 2022.

Noncontrolling interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of earnings or losses from; i) the subsidiaries, in which the Company holds a majority, but less than 100%, ownership interest, ii) Variable Interest Entities, where the Company is a primary beneficiary (See sub note Variable Interest Entities below, and the results of which are included in the Company’s consolidated statements of operations and comprehensive loss. Net loss attributable to noncontrolling interests represents the proportionate share of the noncontrolling holders’ ownership in certain subsidiaries of XpresSpa and of XpresTest.

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

XWELL, Inc. and Subsidiaries

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

As of the year ended December 31, 2023, there were no VIE’s remaining.

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

XWELL, Inc. and Subsidiaries

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

During the quarter ended September 30, 2023, the Company identified a triggering event, related to the Goodwill associated with XpresTest’s HyperPointe business, and as a result recognized an impairment charge of $4,024, which is in the Goodwill impairment on the consolidated statements of operations and comprehensive loss.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses amounted to approximately $696 and $4,645 for the years ended December 31, 2023 and 2022, respectively.

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

Reclassification

Certain balances in the 2022 consolidated financial statements have been reclassified to conform to the presentation in the 2023 consolidated financial statements, primarily the separate classification and presentation of general and administrative, salaries and benefits, impairments and loss on disposal of assets. Such reclassifications did not have a material impact on the consolidated financial statements.

Recently adopted accounting pronouncements

Accounting Standards Update No. 2020-06—Debt--Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Issued in August 2020, this update is intended to reduce the unnecessary complexity of the current guidance thus resulting in more accurate accounting for convertible instruments and consistent treatment from one entity to the next. Under current GAAP, there are five accounting models for convertible debt instruments. Except for the traditional convertible debt model that recognizes a convertible debt instrument as a single debt instrument, the other four models, with their different measurement guidance, require that a convertible debt instrument be separated (using different separation approaches) into a debt component and an equity or a derivative component. Convertible preferred stock also is required to be assessed under similar models. The Financial Accounting Standard Board (“FASB”) decided to simplify the accounting for convertible instruments by removing certain separation models currently included in other accounting guidance that were being applied to current accounting for convertible instruments. Under the amendments in this update, an embedded conversion feature no longer needs to be separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. The FASB also decided to add additional disclosure requirements in an attempt to improve the usefulness and relevance of the information being provided. The new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company adopted ASU 2020-06 as of the reporting period beginning January 1, 2022. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

ASU 2021-04: Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options

In May 2021, the FASB issued ASU 2021-04, “Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity Classified Written Call Options’” (“ASU 2021-04”), which introduces a new way for companies to account for warrants either as stock compensation or derivatives. Under the new guidance, if the modification does not change the instrument’s classification as equity, the company accounts for the modification as an exchange of the original instrument for a new instrument. In general, if the fair value of the “new” instrument is greater than the fair value of the “original” instrument, the excess is recognized based on the substance of the transaction, as if the issuer has paid cash. The effective date of the standard is for interim and annual reporting periods beginning after December 15, 2021 for all entities. The Company adopted ASU 2021-04 as of the reporting period beginning January 1, 2022. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires contract assets and contract liabilities acquired in a business acquisition to be recognized and measured in accordance with ASC Topic 606, Revenues from Contracts with Customers, which the Company generally expects will result in the recognition and measurement of contract assets and contract liabilities in a manner that is consistent with the acquiree. For the Company, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

Recently Issued Accounting Standards

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating segment expense disclosures related to its annual report for fiscal year 2024.

ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating income tax disclosures related to its annual report for fiscal year 2025.

Note 3. Net earnings/(loss) per Share of Common Stock

The table below presents the computation of basic and diluted (losses)/net earnings per common share:

	Year ended
	December 31,
	2023	2022
Basic numerator:
Net loss attributable to common shareholders	$(27,741)	$(32,837)
Basic denominator:
Basic weighted average shares outstanding	4,175,220	4,682,767
Basic loss per share	$(6.64)	$(7.01)

Net loss per share data presented above excludes from the calculation of diluted net loss, the following potentially dilutive securities, having an anti-dilutive impact, in case of net loss
Both vested and unvested options to purchase an equal number of shares of Common Stock	341,205	241,501
Unvested RSUs to issue an equal number of shares of Common Stock	11,944	14,063
Warrants to purchase an equal number of shares of Common Stock	—	58,605
Total number of potentially dilutive securities excluded from the calculation of earnings/(loss) per share attributable to common shareholders	353,149	314,169

Reverse Stock Split

On September 28, 2023, the Company effected a 1-for-20 reverse stock split, whereby every twenty shares of its Common Stock were reduced to one share of its Common Stock and the price per share of its Common Stock was multiplied by 20. All references to shares and per share amounts have been adjusted to reflect the reverse stock split.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Note 4. Cash, Cash Equivalents, and Restricted Cash

	December 31, 2023	December 31, 2022
Cash denominated in United States dollars	$5,726	$16,344
Cash denominated in currency other than United States dollars	2,395	2,562
Restricted cash	751	751
Credit and debit card receivables	316	132
Total cash, cash equivalents and restricted cash	$9,188	$19,789

The Company places its cash and temporary cash investments with credit quality institutions. At times, such cash denominated in United States dollars may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At December 31, 2023 and 2022, deposits in excess of FDIC limits were $4,195 and $16,069. As of December 31, 2023 and 2022, the Company held cash balances in overseas accounts, totaling $2,395 and $2,562 respectively, which are not insured by the FDIC. If the Company were to distribute the amounts held overseas, the Company would need to follow an approval and distribution process as defined in its operating and partnership agreements, which may delay and/or reduce the availability of that cash to the Company.

Note 5. Other Current Assets

As of December 31, 2023, and 2022, the Company’s other current assets were comprised of the following:

	December 31, 2023	December 31, 2022
Prepaid expenses	$894	$1,074
Other	55	48
Total other current assets	$949	$1,122

Prepaid expenses are predominantly comprised of financed and prepaid insurance policies which have terms of one year or less.

Note 6. Property and Equipment

Property and equipment are comprised of three categories: leasehold improvements, furniture and fixtures, and other operating equipment as of December 31, 2023 and 2022 as follows:

	December 31,
	2023	2022	Useful Life
Leasehold improvements	$5,848	$8,692	Average 5-8 years
Furniture and fixtures	821	1,214	3-4 years
Other operating equipment	680	760	Maximum 5 years
	7,349	10,666
Accumulated depreciation	(4,895)	(7,000)
Total property and equipment, net	$2,454	$3,666

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the shorter of remaining lease term or economic useful life (which is on average 5-8 years).

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The fair values of the Company’s asset groups were determined using the income approach. The income approach incorporated the use of a discounted cash flow method in which the estimated future cash flows and terminal values for the Company were discounted to a present value using a discount rate. Cash flow projections are based on management’s estimates of economic and market conditions which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate in turn is based on the specific risk characteristics of the Company, the weighted average cost of capital and its underlying forecast.

The Company performed assessments of its property and equipment for impairment for the years ended December 31, 2023 and 2022 and based upon the results of the impairment tests, the Company recorded impairment expenses of approximately $1,159 and $4,559, respectively, which is included in Impairment of long-lived assets on the consolidated statements of operations and comprehensive loss. The impairment expense is primarily related to the underperformance of the Company’s Treat locations at the JFK and Salt Lake City airports.

During the years ended December 31, 2023 and 2022, the Company recorded $825 and $3,663 respectively of depreciation expense.

Note 7. Other Assets

Other assets in the consolidated balance sheets are comprised of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Equity investments	$50	$104
Lease deposits	1,556	1,973
Other	236	292
Other assets	$1,842	$2,369

As of December 31, 2023 and 2022, the equity investment in Route1 had a readily determinable fair value of $50 and $104, respectively. The Company recorded an unrealized loss of $54 in 2023 and an unrealized loss of $618 in 2022, in connection with the remeasurement of the shares of our common stock of Route1 it obtained in the 2018 sale of Group Mobile to Route1. The loss/gain is included in Other non-operating income (expense), net on the consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2023 and 2022.

Also included in Other assets as of December 31, 2023 and 2022 were $1,556 and $1,973, respectively, of security deposits made pursuant to various lease agreements, which will be returned to the Company at the end of the leases.

Note 8. Intangible Assets

The following table provides information regarding the Company’s intangible assets, which consist of the following:

	December 31, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade names	$200	$(6)	$194	$302	$(24)	$278
Customer relationships	1,012	(341)	671	1,510	(542)	968
Software	2,593	(2,120)	473	4,485	(1,761)	2,724
Licenses	35	(20)	15	55	(17)	38
Total intangible assets	$3,840	$(2,487)	$1,353	$6,352	$(2,344)	$4,008

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The Company’s trade names and customer relationships relates to the Naples Wax Center, software relates to certain capitalized third-party costs related to a new website and a point-of-sale system, and licenses relates to certain capitalized costs of foreign acquisition.

The fair values of the Company’s long-lived assets were determined using the income approach. The income approach incorporated the use of a discounted cash flow method in which the estimated future cash flows and terminal values for the Company were discounted to a present value using a discount rate. Cash flow projections are based on management’s estimates of economic and market conditions which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate in turn is based on the specific risk characteristics of the Company, the weighted average cost of capital and its underlying forecast.

In the year ended December 31, 2023, the Company recorded an impairment of $2,768 related to trade names, customer relationships and software which is included in Impairment of long-lived assets on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023. In the year ended December 31, 2022, the Company recorded impairment of $110 related to software. The increase in impairment expense of intangible assets is primarily related to XpresTest’s HyperPointe business and Treat.

The Company’s intangible assets are amortized over their expected useful lives, which is six years for trade names and five and three years for software, whereas the intangibles obtained because of the Naples Wax Center acquisition have an estimated life of 5 to 12 years. During the years ended December 31, 2023, and 2022, the Company recorded amortization expense of $1,240 and $1,766 respectively related to its intangible assets.

Estimated amortization expense for the Company’s intangible assets at December 31, 2023 is as follows:

Calendar Years ending December 31,	Amount
2024	$316
2025	310
2026	229
2027	122
2028	122
Thereafter	254
Total	$1,353

Note 9. Acquisition of Naples Wax, LLC

On September 12, 2023, the Company acquired all of the equity interests in Naples Wax, LLC, d/b/a Naples Wax Centers, a Florida limited liability company (“Naples Wax”), for an aggregate purchase price of $1,624, of which $1,574 was paid in cash at closing. The remaining $50 will be held for six months as a holdback to cover any potential indemnification claims and included in accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2023.

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

XWELL, Inc. and Subsidiaries

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

Accounting for business combinations requires management to make estimates and assumptions, especially at the acquisition date, including estimates for intangible assets. Although the Company believes the assumptions and estimates that have been made are reasonable and appropriate, they are based in part on historical experience and information obtained from the acquired companies and are inherently uncertain. Estimates in valuing certain of the intangible assets the Company has acquired include future expected cash flows, and discount rates.

For income tax purposes, this acquisition of 100% of the units is treated as an asset acquisition. As a result of the acquisition of Naples Wax, the company generated tax deductible goodwill of $1.371 million.

Consideration paid	$1,624

Fair value of assets acquired and liabilities assumed

Cash and cash equivalents	$180
Prepaid expenses and other assets	13
Customer relationships	700
Trade name	200

Deferred revenue	(811)
Accounts payable	(25)
Accrued expenses and other liabilities	(4)
Total fair value of assets acquired and liabilities assumed	253
Goodwill	$1,371

Determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The fair value of intangible assets other than Goodwill was determined primarily using income approaches. This included estimated multi-period excess earnings valuation method for Customer relationships and the relief-from-royalty valuation for the tradename.

The following table sets forth the significant assumptions utilized when valuing the Customer Relationships:

Customer relationships Attrition Rate	15.00%

Existing Customer Growth	75.00%

Business Development Expense for New Customers	5.70%

Customer relationships Discount Rate	31.00%

Estimated Remaining Economic Life (Years) (approx.)	7	yrs

The following table sets forth the significant assumptions utilized when valuing the Tradename:

% of Revenue Attributable to Trade Name	100.00%

Royalty Rate	2.00%

Trade Name Discount Rate	31.00%

Remaining Economic Life (Years)	9	yrs

Note 10. Leases

The Company leases spa and clinic locations at various domestic and international airports. Additionally, the Company leases its corporate office in New York City and other off airport locations in various US cities. Certain leases entered into by the Company are accounted for in accordance with ASC 842. The Company determines if an arrangement is a lease at inception and if it qualifies under ASC 842. The Company’s lease arrangements generally contain fixed payments throughout the term of the lease and most also contain a variable component to determine the lease obligation where a certain percentage of sales is used to calculate the lease payments. The Company enters into leases that expire, are amended and extended, or are extended on a month-to-month basis. Leases are not included in the calculation of the total lease liability and the right of use asset when they are month-to-month.

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

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The following is a summary of the activity in the Company’s current and long-term operating lease liabilities for the year ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(3,483)	$(4,092)
Leased assets obtained in exchange for new and modified operating lease liabilities	$174	$6,891
Leased assets surrendered in exchange for termination of operating lease liabilities	$—	$—

As of December 31, 2023, future minimum operating leases commitments are as follows:

Calendar Years ending December 31,	Amount
2024	$3,105
2025	2,714
2026	1,628
2027	1,505
2028	1,125
Thereafter	3,313
Total future lease payments	13,390
Less: interest expense at incremental borrowing rate	(2,296)
Net present value of lease liabilities	$11,094

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	5.94	years
Weighted average discount rate used to determine present value of operating lease liability:	7.25%

Cash paid for minimum annual rental obligations for the years ended December 31, 2023 and 2022, were $2,018 and $928 respectively.

Variable lease payments calculated monthly as a percentage of a product and services revenue were $1,326 and $1,392 for the years ended December 31, 2023 and 2022 respectively.

Rent expense for operating leases for the years ended December 31, 2023 and 2022 were $3,824 and $3,917, respectively.

The Company performed assessments of its right of use lease assets for impairment for the years ended December 31, 2023 and 2022. Based upon the results of the impairment tests, the Company recorded impairment expenses of approximately $926 and $1,110 which is included in Impairment of operating lease right-of-use assets on the consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2023 and 2022 respectively.

Note 11. Long-term Notes and Convertible Notes

Paycheck Protection Program

On May 1, 2020, the Company entered into a U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“the PPP”) promissory note in the principal amount of $5,653 payable to Bank of America, NA (“Bank of America”) evidencing a PPP loan (the “PPP Loan”). The PPP Loan bore interest at a rate of 1% per annum. No payments were due

XWELL, Inc. and Subsidiaries

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

Note 12. Stockholders’ Equity and Warrants

2023 Reverse Stock Split

On September 28, 2023, we effected a 1-for-20 reverse stock split (the “Reverse Stock Split”), whereby every twenty shares of our common stock were reduced to one share of our common stock and the price per share of our common stock was multiplied by 20. All references to shares and per share amounts, including shares of common stock underlying stock options, warrants, and applicable exercise prices, have been retroactively adjusted for all periods presented herein to give effect to the Reverse Stock Split as required in accordance with United States of America generally accepted accounting principles.

Share Repurchase Program

On August 31, 2021, the Company’s board of directors initially authorized a stock repurchase program that permitted the purchase and repurchase of up to 15 million shares of its common stock through September 15, 2022. In May 2022, the Board increased the share repurchase program by an additional 10 million shares and extended its effectiveness through September 15, 2023. Under this stock repurchase program, management has discretion in determining the conditions under which shares may be purchased from time to time. The program does not require us to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. The Board share repurchase program expired September 15, 2023.

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

Warrants

The following table represents the activity related to the Company’s warrants during the year ended December 31, 2023:

		Weighted average	Exercise
	No. of warrant	exercise price	price range
December 31, 2022	58,605	$40.00		$34 - 42.5
Granted	—	$—	$
Exercised	—	$—	$
Expired	(58,605)	$40.00		$34 - 42.5
December 31, 2023	—	$—		—

XWELL, Inc. and Subsidiaries

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

The following table presents the placement in the fair value hierarchy of the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2023 and 2022.  Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible property and equipment, right-of-use assets, and other intangible assets, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets. Recoverability is based on estimated undiscounted cash flows or other relevant observable/unobservable measures. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

is included in Impairment of long-lived assets and Impairment of operating lease right-of-use assets on the consolidated statements of operations and comprehensive loss.

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of December 31, 2023:
Recurring fair value measurements
Equity securities:
Route1, Inc.	$50	$—	$50	$—
Total equity securities	50	—	50	—
Total recurring fair value measurements	$50	$—	$50	$—
Nonrecurring fair value measurements
Property and equipment	2,454	—	—	2,454
Intangible assets	1,353	—	—	1,353
Total nonrecurring fair value measurements	$3,807	$—	$—	$3,807

As of December 31, 2022
Recurring fair value measurements
Equity securities:
Route1, Inc.	$104	$—	$104	$—
Total equity securities	104	—	104	—
Total recurring fair value measurements	$104	$—	$104	$—
Nonrecurring fair value measurements
Intangible assets	4,008	—	—	4,008
Total nonrecurring fair value measurements	$4,008	$—	$—	$4,008

In addition to the above, the Company’s financial instruments as of December 31, 2023 and 2022 consisted of cash and cash equivalents, receivables and accounts payable. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

The fair values of the Company’s asset groups were determined using the income approach. The income approach incorporated the use of a discounted cash flow method in which the estimated future cash flows and terminal values for the Company were discounted to a present value using a discount rate. Cash flow projections are based on management’s estimates of economic and market conditions which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate in turn is based on the specific risk characteristics of the Company, the weighted average cost of capital and its underlying forecast.

Note 14. Stock-based Compensation

The Company has a stock-based compensation plan available to grant stock options and RSUs to the Company’s directors, employees and consultants.

In September 2020, the Board of Directors approved a new stock-based compensation plan available to grant stock options, restricted stock and Restricted Stock Units (“RSU’s”) aggregating to 250,000 shares of Common Stock, to the Company’s directors, employees and consultants. Shareholder approval of the plan was subsequently obtained on October 28, 2020. On October 4, 2022, shareholders approved the amendment to the Company’s 2020 Equity Incentive Plan to increase the

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

number of shares authorized for issuance under the Plan by 375,000 shares of Common Stock to an aggregate of 625,000 shares. Under the 2020 Equity Incentive Plan (the “2020 Plan”), a maximum of 249,899 shares of Common Stock remained available for issuance as of December 31, 2023.

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

In September 2020, XpresTest created a stock-based compensation plan available to grant stock options, restricted stock and RSU’s to the XpresTest’s directors, employees and consultants. Under the XpresTest 2020 Equity Incentive Plan (the “XpresTest Plan”), a maximum of 200 shares of XpresTest common stock may be awarded, which would represent 20% of the total number of shares of common stock of XpresTest as of December 31, 2023. Certain named executive officers, consultants, and directors of the Company are eligible to participate in the XpresTest Plan. The XpresTest Plan RSAs vest upon satisfaction of certain service and performance-based conditions. The fair value of the XpresTest Plan RSAs is determined based on the weighted average of (i) Fair Value of XpresTest under the Indirect Valuation Method developing assumptions for XpresSpa Net Market Cap and XpresSpa standalone Fair Value, and (ii) Direct Valuation Method developing assumptions for XpresTest Representative Forecasted Revenue for 2021 and Peer companies Revenue’s Multiples.

Awards granted under the 2012 Plan remain in effect pursuant to their terms. Generally, stock options are granted with exercise prices equal to the fair market value on the date of grant, vest in four equal quarterly installments, and expire 10 years from the date of grant. RSU’s granted generally vest over a period of one year.

In September 2020, XpresTest created a stock-based compensation plan available to grant stock options, Restricted Stock Awards (“RSAs”) and RSU’s to XpresTest’s directors, employees and consultants. Under the XpresTest 2020 Equity Incentive Plan (the “XpresTest Plan”), a maximum of 200 shares of XpresTest common stock may be awarded, which would represent 20% of the total number of shares of common stock of XpresTest as of September 30, 2023. Certain named executive officers, consultants, and directors of the Company are eligible to participate in the XpresTest Plan. As of December 31, 2023, there is $96 of unrecognized stock-based compensation related to the XpresTest Plan.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past.

The following variables were used as inputs in the model:

Share price of the Company’s Common Stock on the grant date:	$4.60 - 8.20
Exercise price:	$4.60 - 8.20
Expected volatility:	119.41 - 121.04%
Expected dividend yield:	0%
Annual average risk-free rate:	3.65 - 4.19%
Expected term:	6.32 - 6.41	years

Total stock-based compensation expense for the years ended December 31, 2023 and 2022 was $2,319 and $3,770 respectively.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The following tables summarize information about stock options and RSU activity during the year ended December 31, 2023:

	RSUs		Stock options
		Weighted		Weighted
		average		average	Exercise
	No. of	grant date	No. of	exercise	price
	RSUs	fair value	options	price	range
Outstanding as of December 31, 2022	14,063	$13.00	241,501	$40.00	$13.00 - 49,200
Granted	16,944	5.70	148,069	7.88	4.65 - 8.00
Exercised/Vested	(19,063)	10.85	—	—
Forfeited	—	—	(16,699)	24.08	8.00 - 32.20
Expired	—	—	(31,666)	38.69	8.00 - 38,160
Outstanding as of December 31, 2023	11,944	$6.08	341,205	$26.85	$4.60 - 49,200
Exercisable as of December 31, 2023			244,271	$26.65	$4.60 - 49,200

The following tables summarize information about stock options and RSU activity during the year ended December 31, 2022:

	RSUs		Stock options
		Weighted		Weighted
		average		average	Exercise
	No. of	grant date	No. of	exercise	price
	RSUs	fair value	options	price	range
Outstanding as of December 31, 2021	30,000	$32.60	141,344	$51.40	$23.80 - 49,200
Granted	26,563	16.80	117,517	29.20	13.00 - 32.80
Exercised/Vested	(42,500)	29.20	—	—
Forfeited	—	—	(12,252)	31.00	28.60 - 76.40
Expired	—	—	(5,108)	121.0	28.80 - 44,640
Outstanding as of December 31, 2022	14,063	$13.00	241,501	$40.00	$13.00 - 49,200
Exercisable as of December 31, 2022			103,063	$51.20	$23.80 - 49,200

The weighted average remaining contractual term for options outstanding as of December 31, 2023 and 2022 was 7.71 years and 7.83 years, respectively.

As of December 31, 2023, Aggregate Intrinsic Value of Options Outstanding and Vested was $0. As of December 31, 2022, Aggregate Intrinsic Value of Options Outstanding and Vested was $0.

Unrecognized stock-based payment cost related to non-vested stock options as of December 31, 2023 and 2022 were $1,246 and $2,506, respectively.

Unrecognized stock-based payment cost related to non-vested RSUs as of December 31, 2023 and 2022 were $73 and $183, respectively.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Note 15. Segment Information

As a result of the Company’s transition to a pure-play wellness services company, the Company currently has four reportable operating segments: XpresSpa, XpresTest, Naples Wax Center, and Treat. The Company analyzes the results of the Company’s business through the four reportable segments. The XpresSpa segment provides travelers premium spa services, including massage, nail and skin care, as well as spa and travel products. The XpresTest segment provided diagnostic COVID-19 tests at XpresCheck Wellness Centers in airports, to airport employees and to the traveling public but has transitioned to the CDC’s bio-surveillance program. XpresTest’s HyperPointe business provides a broad range of service and support options for its customers, including technical support services and advanced services. The Treat segment is a wellness brand that provides access to wellness services for travelers at on-site centers. The Naples Wax Center segment operates three high-performing locations with core products and service offerings from face and body waxing to a range of skincare and cosmetic products. The Treat segment is a wellness brand that provides access to wellness services for travelers at on-site centers.

The chief operating decision maker evaluates the operating results and performance of the Company’s segments through operating income. Expenses that can be specifically identified with a segment have been included as deductions in determining operating income. Any remaining expenses and other charges are included in Corporate and Other.

The Company currently operates in two geographical regions: United States and all other countries, which include Netherlands, Turkey and United Arab Emirates. The following table represents the geographical revenue, and total long-lived asset information as of and for the years ended December 31, 2023 and 2022. There were no concentrations of geographical revenue and long-lived assets related to any single foreign country that were material to the Company’s consolidated financial statements. Long-lived assets include property and equipment, restricted cash, equity investments, security deposits, right of use lease assets and goodwill.

	For the years ended
	December 31,
	2023	2022
Revenue
United States	$24,944	$52,250
All other countries	5,165	3,689
Total revenue	$30,109	$55,939
Long-lived assets
United States	$8,169	$15,084
All other countries	2,669	3,710
Total long-lived assets	$10,838	$18,794

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The Company’s continuing operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise’s CODM in deciding how to allocate resources and in assessing performance.

	For the years ended
	December 31,
	2023	2022
Revenue
XpresSpa	$19,067	$13,680
XpresTest	9,912	40,867
Naples Wax	686	—
Treat	444	1,392
Corporate and other	—	—
Total revenue	$30,109	$55,939

	For the years ended
	December 31,
	2023	2022
Operating loss
XpresSpa	$(12,951)	$(12,910)
XpresTest	(4,701)	1,238
Naples Wax	162	—
Treat	(2,315)	(10,577)
Corporate and other	(8,401)	(8,914)
Total operating loss	$(28,206)	$(31,163)

	For the years ended
	December 31,
	2023	2022
Depreciation & Amortization
XpresSpa	$1,443	$1,479
XpresTest	276	2,043
Naples Wax	36	—
Treat	264	1,876
Corporate and other	46	31
Total depreciation & amortization	$2,065	$5,429

	For the years ended
	December 31,
	2023	2022
Capital Expenditures
XpresSpa	$1,678	$2,134
XpresTest	82	775
Naples Wax	—	—
Treat	60	3,274
Corporate and other	27	110
Total capital expenditures	$1,847	$6,293

	As of December 31,
	2023	2022
Long-lived Assets
XpresSpa	$8,268	11,851
XpresTest	92	4,220
Naples Wax	1,371	—
Treat	669	2,314
Corporate and other	438	409
Total long-lived Assets	$10,838	$18,794

	As of December 31,
	2023	2022
Assets
XpresSpa	$18,453	$21,135
XpresTest	2,408	11,198
Naples Wax	2,951	—
Treat	848	3,186
Corporate and other	14,333	34,907
Total assets	$38,993	$70,426

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Long-lived assets includes property and equipment, right of use lease assets, security deposits, equity investments, goodwill and restricted cash.

The Company performed impairment assessments of long-lived assets and operating lease right-of-use asset for the years ended December 31, 2023 and 2022. Based upon the results of the impairment tests, the Company recorded impairment expenses of long-lived assets for approximately $234, $925 and $4,024 for its XpresSpa, Treat and XpresTest’s HyperPointe business segments respectively for the year ended December 31, 2023. Additionally, the Company recorded impairment expenses of lease right-of-use asset for approximately $484, and $442 for its XpresSpa and Treat segments respectively for the year ended December 31, 2023. For the year ended December 31, 2022 the Company recorded impairment expenses of long-lived assets for approximately $619, $677 and $3,373 for its XpresSpa, XpresTest and Treat segments respectively and impairment expenses of operating lease right-of-use asset for approximately $936, $38 and $136 for its XpresSpa, XpresTest and Treat segments, respectively.

Note 16. Accrued Expenses and Other Current Liabilities

As of December 31, 2023, and 2022, the Company’s accrued expenses and other current liabilities were comprised of the following:

	December 31, 2023	December 31, 2022
Litigation accrual	$449	$963
Accrued compensation	2,098	2,008
Tax-related liabilities	501	573
Common area maintenance accruals	8	160
AP Accruals	913	754
Gift certificates	509	496
Credit card processing fees	8	33
Other miscellaneous accruals	482	732
Total accrued expenses and other current liabilities	$4,968	$5,719

Note 17. Income Taxes

For the years ended December 31, 2023 and 2022, the loss before income taxes consisted of the following:

	2023	2022
Domestic	$(27,573)	$(32,445)
Foreign	(421)	(129)
	$(27,994)	$(32,574)

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Income tax expense for the years ended December 31, 2023 and 2022 consisted of the following:

	For the years ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	15	41
Foreign	20	14
Deferred:
Federal	—	—
	$35	$55

Income tax expense differed from the amounts computed by applying the applicable United States federal income tax rate to loss from continuing operations before taxes on income as a result of the following:

	For the years ended December 31,
	2023	2022
Loss from operations before income taxes	$(27,994)	$(32,574)
Tax rate	21%	21%

Computed “expected” tax benefit	(5,879)	(6,841)
State taxes, net of federal income tax (expense) benefit	(1,027)	706
Change in valuation allowance	9,166	7,015
Adjustment JV Basis	—	339
Nondeductible expenses	212	341
Other Adjustments	2	—
Return to Provision Adjustment	(1,860)	(94)
International Rate Differential	(14)	—
State Deferred Rate Change	(87)	(570)
Asset Impairment Adjustment	(730)	(810)
Other items	252	(31)
Income tax expense	$35	$55

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Deferred income tax assets
Net operating loss carryforwards	$60,263	$51,932
Stock-based compensation	1,532	1,029
Intangible assets and other	7,629	7,298
Net deferred income tax assets	69,424	60,259
Less:
Valuation allowance	(69,424)	(60,259)
Net deferred income tax assets	$—	$—

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The Company assesses the need for a valuation allowance related to its deferred income tax assets by considering whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. A valuation allowance has been recorded against the Company’s deferred income tax assets, as it is in the opinion of management that it is more likely than not that the net operating loss carryforwards (“NOL”) will not be utilized in the foreseeable future.

The cumulative valuation allowance as of December 31, 2023 is $69,424 which will be reduced if and when the Company determines that the deferred income tax assets are more likely than not to be realized.

As of January 1, 2022	$53,298
Charged to cost and expenses	6,864
Return to provision true-up and other	97
As of December 31, 2022	60,259
Charged to cost and expenses	7,299
Return to provision true-up and other	1,866
As of December 31, 2023	$69,424

As of December 31, 2023, the Company’s estimated aggregate total NOLs were $150,926 for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $97,968 for U.S. federal purposes with an indefinite life due to new regulations in the Tax Cuts and Jobs Act of 2017. The NOL amounts are presented before Internal Revenue Code, Section 382 limitations (“Section 382”). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, the Company’s ability to utilize all such NOL and credit carryforwards may be limited. The Coronavirus Aid, Relief, and Economic Security Act or “CARES Act” was enacted subsequent to the December 31, 2019 period, on March 27, 2020.  The CARES act provided for favorable business provisions. However, the Company does not anticipate the income tax provision changes to materially benefit the Company.

The Company files its tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. The company is not currently under audit in any taxing jurisdictions. The federal statute of limitations for audit consideration is 3 years from the filing date, and generally states implement a statute of limitations between 3 and 5 years.

Note 18. Commitments and Contingencies

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has recorded accruals of $449 and $963 as of December 31, 2023 and December 31, 2022 respectively, which is included in Accrued expenses and other current liabilities in the consolidated balance sheets.

The Company expenses legal fees in the period in which they are incurred.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

OTG Management PHL B v. XpresSpa Philadelphia Terminal B et al.

On May 9, 2022, a lawsuit was filed in the Philadelphia Court of Common Pleas by OTG Management at Philadelphia International Airport, claiming that XWELL improperly backed out of its sublease for space at Terminal B and now owes between $864 and $2,250 in accelerated rent for the 12-year contract.  They claim that by refusing to complete the project, failing to commence and maintain operations, refusing to pay rent and improperly purporting to terminate the lease (among other acts and omissions), XWELL breached the lease. On January 9, 2024, the court placed the matter on Civil Suspense.

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

Note 19.  Restatement of Previously Issued Financial Statements (Unaudited)

In connection with the preparation of the Company’s annual 10-K for the year ended December 31, 2023, the Company concluded that in the prior quarter it had not appropriately accounted for the impairment of long-lived assets. These errors led to an understatement of impairment expenses and an overstatement of long-lived assets during the impacted periods.

The Company’s management and in agreement with the audit committee have determined that the previously issued unaudited financial statements for the three and nine-month period ended September 30, 2023 “the Affected period” should no longer be relied upon due to this error and require restatement. The financial effect of this error from previously reported information for the quarter ended September 30, 2023, resulted in an increase in net loss of $1,613, primarily as a result of additional impairment expense on the Company’s Treat segment right-of-use and fixed assets.

The following presents a reconciliation of the impacted financial statements as filed to the restated amounts as of September 30, 2023. The previously reported amounts reflect those included in the filing of the Company’s Quarterly Report on Form 10-Q as of and for the period ended September 30, 2023, filed with the SEC on November 14, 2023.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The amounts labelled as “Restated” represent the effects of this restatement due to additional impairment expense on the Company’s Treat segment right-of-use and fixed assets.

		Restatement
	As Filed	Adjustments	As restated
	September 30,	September 30,	September 30,
	2023	2023	2023
	(unaudited)	(unaudited)	(unaudited)
Current assets
Cash and cash equivalents	$4,827	$—	$4,827
Marketable Securities	21,311	—	21,311
Accounts receivable	1,193	—	1,193
Inventory	968	—	968
Other current assets	1,663	—	1,663
Total current assets	29,962	—	29,962

Restricted cash	751	—	751
Property and equipment, net	3,801	(1,096)	2,705
Intangible assets, net	2,174	—	2,174
Operating lease right of use assets, net	6,075	(517)	5,558
Other assets	1,787	—	1,787
Total assets	$44,550	$(1,613)	$42,937

Current liabilities
Accounts payable	$1,511	$—	$1,511
Accrued expenses and other current liabilities	4,198	—	4,198
Current portion of operating lease liabilities	2,375	—	2,375
Deferred revenue	73	—	73
Total current liabilities	8,157	—	8,157

Long-term liabilities
Operating lease liabilities	9,123	—	9,123
Total liabilities	17,280	—	17,280
Commitments and contingencies (see Note 13)

Equity
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 4,174,381 and 4,161,613 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively*	42	—	42
Additional paid-in capital	470,270	—	470,270
Accumulated deficit	(449,269)	(1,613)	(450,882)
Accumulated other comprehensive loss	(1,642)	—	(1,642)
Total equity attributable to XWELL, Inc.	19,401	(1,613)	17,788
Noncontrolling interests	7,869	—	7,869
Total equity	27,270	(1,613)	25,657
Total liabilities and equity	$44,550	$(1,613)	$42,937

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

		Restatement			Restatement
	As Filed	Adjustments	As Restated	As Filed	Adjustments	As Restated
	Three months	Three months	Three months	Nine months	Nine months	Nine months
	ended	ended	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30	September 30	September 30
	2023	2023	2023	2023	2023	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue, net
Patient services revenue	$—	$—	$—	$148	$—	$148
Services	6,709	—	6,709	20,485	—	20,485
Products	747	—	747	2,044	—	2,044
Other	12	—	12	29	—	29
Total revenue, net	7,468	—	7,468	22,706	—	22,706

Cost of sales
Labor	4,462	—	4,462	13,609	—	13,609
Occupancy	1,063	—	1,063	3,237	—	3,237
Products and other operating costs	852	—	852	3,057	—	3,057
Total cost of sales	6,377	—	6,377	19,903	—	19,903

Gross Profit	1,091	—	1,091	2,803	—	2,803

Depreciation and amortization	590	—	590	1,770	—	1,770
Impairment of long-lived assets	6,782	1,096	7,878	6,782	1,096	7,878
Impairment of operating lease right-of-use assets	—	517	517	—	517	517
Loss on disposal of assets	16	—	16	34	—	34
Advertising and promotion expense	313	—	313	628	—	628
IT/Hosting services	273	—	273	1,186	—	1,186
Other general and administrative expenses	3,593	—	3,593	13,891	—	13,891
Total operating expenses	11,567	1,613	13,180	24,291	1,613	25,904
Operating loss	(10,476)	(1,613)	(12,089)	(21,488)	(1,613)	(23,101)
Interest income, net	105	—	105	334	—	334
Foreign exchange remeasurement gain/(loss)	366	—	366	(690)	—	(690)
Gain on Securities, realized and unrealized	225	—	225	703	—	703
Other non-operating expense, net	(198)	—	(198)	(345)	—	(345)
Loss before income taxes	(9,978)	(1,613)	(11,591)	(21,486)	(1,613)	(23,099)
Income tax expense	—	—	—	—	—	—
Net loss	(9,978)	(1,613)	(11,591)	(21,486)	(1,613)	(23,099)
Net (income) loss attributable to noncontrolling interests	60	—	60	329	—	329
Net loss attributable to XWELL, Inc.	$(9,918)	$(1,613)	$(11,531)	$(21,157)	$(1,613)	$(22,770)

Net loss	$(9,978)	$(1,613)	$(11,591)	$(21,486)	$(1,613)	$(23,099)
Other comprehensive loss	(514)	—	(514)	(1,108)	—	(1,108)
Comprehensive loss from continuing operations	(10,492)	(1,613)	(12,105)	(22,594)	(1,613)	(24,207)
Comprehensive loss	$(10,492)	$(1,613)	$(12,105)	$(22,594)	$(1,613)	$(24,207)

Loss per share
Basic and diluted loss per share*	$(2.38)	$(0.39)	$(2.76)	$(5.07)	$(0.39)	$(5.46)
Weighted-average number of shares outstanding during the period
Basic and diluted*	4,173,894	4,173,894	4,173,894	4,170,629	4,170,629	4,170,629
Diluted	4,173,894	4,173,894	4,173,894	4,170,629	4,170,629	4,170,629

* Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on September 28, 2023.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

							Accumulated
					Additional		other	Total	Non-
	Common stock		Treasury Stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares*	Amount	Shares*	Amount	in capital	deficit	loss	equity	interests	equity
December 31, 2022	4,161,613	$42	—	—	$468,530	$(428,112)	$(534)	$39,926	$8,023	$47,949
Issuance of restricted stock units	6,015	—	—	—	—	—	—	—	—	—
Value of shares withheld to fund payroll taxes	—	—	—	—	(22)	—	—	(22)	—	(22)
Stock-based compensation	—	—	—	—	589	—	—	589	23	612
Net loss for the period	—	—	—	—	—	(5,509)	—	(5,509)	(320)	(5,829)
Foreign currency translation	—	—	—	—	—	—	(130)	(130)	11	(119)
March 31, 2023	4,167,628	$42	—	$—	$469,097	$(433,621)	$(664)	$34,854	$7,737	$42,591
Issuance of restricted stock units	3,297	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	603	—	—	603	23	626
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(120)	(120)
Foreign currency translation	—	—	—	—	—	—	(464)	(464)	46	(418)
Net loss for the period	—	—	—	—	—	(5,730)	—	(5,730)	51	(5,679)
June 30, 2023	4,170,925	$42	—	$—	$469,700	$(439,351)	$(1,128)	$29,263	$7,737	$37,000
Issuance of restricted stock units	3,456	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	567	—	—	567	24	591
Grant of stock for services	—	—	—	—	3	—	—	3	—	3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	150	150
Foreign currency translation	—	—	—	—	—	—	(514)	(514)	18	(496)
Net loss for the period	—	—	—	—	—	(9,918)	—	(9,918)	(60)	(9,978)
September 30, 2023 as filed	4,174,381	$42	—	$—	$470,270	$(449,269)	$(1,642)	$19,401	$7,869	$27,270
Restatement	—	—	—	—	—	(1,613)	—	(1,613)	—	(1,613)
September 30, 2023 as restated	4,174,381	$42	—	$—	$470,270	$(450,882)	$(1,642)	$17,788	$7,869	$25,657

* Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on September 28, 2023.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

		Restatement
	As Filed	Adjustments	As Restated
	September 30	September 30	September 30
	2023	2023	2023
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(21,486)	$(1,613)	$(23,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,770	—	1,770
Impairment of long lived assets	6,782	1,613	8,395
Foreign currency remeasurement loss	690	—	690
Loss on disposal of assets	34	—	34
Gain on lease termination	(821)	—	(821)
Unrealized gain on marketable securities	(668)	—	(668)
Amortization of operating lease right of use asset	1,163	—	1,163
Stock-based compensation	1,832	—	1,832
Loss on equity investment	53	—	53
Changes in assets and liabilities:
Decrease in inventory	192	—	192
Decrease (increase) in accounts receivable	1,665	—	1,665
Increase in other assets, current and non-current	(336)	—	(336)
Increase in deferred revenue	(266)	—	(266)
Increase in other liabilities, current and non-current	(3,226)	—	(3,226)
Decrease in accounts payable	(251)	—	(251)
Net cash used in operating activities	(12,873)	—	(12,873)
Cash flows from investing activities
Acquisition of property and equipment	(1,639)	—	(1,639)
Investment in marketable securities	(1,991)	—	(1,991)
Sale of marketable securities	4,500	—	4,500
Acquisition of Naples Wax	(1,574)	—	(1,574)
Acquisition of intangibles	(468)	—	(468)
Net cash used in investing activities	(1,172)	—	(1,172)
Cash flows from financing activities
Contributions from noncontrolling interests	150	—	150
Payments for shares withheld on vesting	(22)	—	(22)
Distributions to noncontrolling interests	(120)	—	(120)
Net cash provided by (used in) financing activities	8	—	8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(174)	—	(174)
Decrease in cash, cash equivalents and restricted cash	(14,211)	—	(14,211)
Cash, cash equivalents, and restricted cash at beginning of the period	19,789	—	19,789
Cash, cash equivalents, and restricted cash at end of the period	$5,578	$—	$5,578
Cash paid for
Income taxes	$142	$—	$142
Non-cash investing and financing transactions
Capital expenditures included in Accounts payable, accrued expenses and other current liabilities	$197	$—	$197

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto, duly authorized on the 16th day of April 2024.

XWELL, Inc.

By:	/s/ SCOTT R. MILFORD
Scott R. Milford
Chief Executive Officer
(Principal Executive Officer)

XWELL, Inc.

By:	/s/ SUZANNE A. SCRABIS
Suzanne A. Scrabis
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ SCOTT R. MILFORD	Chief Executive Officer and Director (Principal	April 16, 2024
Scott R. Milford	Executive Officer)

/s/ SUZANNE A. SCRABIS	Chief Financial Officer (Principal Financial and	April 16, 2024
Suzanne A. Scrabis	Accounting Officer)

/s/ BRUCE T. BERNSTEIN	Director	April 16, 2024
Bruce T. Bernstein

/s/ ROBERT WEINSTEIN	Director	April 16, 2024
Robert Weinstein

/s/ MICHAEL LEBOWITZ	Director	April 16, 2024
Michael Lebowitz

/s/ GAELLE WIZENBERG	Director	April 16, 2024
Gaelle Wizenberg