Form 10-K/A
period 2023-12-31
XWELL, Inc.
filed 2024-04-17
CIK 1410428

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

As of April 15, 2024, 4,183,435 shares of the registrant’s common stock are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III will be included in an amendment to this Annual Report on Form 10-K within 120 days of December 31, 2023.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Marcum LLP	East Hanover, NJ.	PCAOB ID #688

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment No. 1”) to the Annual Report on Form 10-K of XWELL, Inc. (the “Company”) for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on April 16, 2024 (the “Original Form 10-K”) is being filed solely to replace the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, which inadvertently included the incorrect signatories thereto.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) No financial statements are filed with this Amendment No. 1. These items were included as part of the Original Form 10-K.

(a)(2) None.

(a)(3) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Amendment No. 1 to the Original Form 10-K.

Exhibits Index

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act, Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	XWELL, INC Incentive Compensation Recovery Policy

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL documents)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto, duly authorized on the 17th day of April 2024.

XWELL, Inc.

By:	/s/ SCOTT R. MILFORD
Scott R. Milford
Chief Executive Officer
(Principal Executive Officer)

XWELL, Inc.

By:	/s/ SUZANNE A. SCRABIS
Suzanne A. Scrabis
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ SCOTT R. MILFORD	Chief Executive Officer and Director (Principal	April 17, 2024
Scott R. Milford	Executive Officer)

/s/ SUZANNE A. SCRABIS	Chief Financial Officer (Principal Financial and	April 17, 2024
Suzanne A. Scrabis	Accounting Officer)

/s/ BRUCE T. BERNSTEIN	Director	April 17, 2024
Bruce T. Bernstein

/s/ ROBERT WEINSTEIN	Director	April 17, 2024
Robert Weinstein

/s/ MICHAEL LEBOWITZ	Director	April 17, 2024
Michael Lebowitz

/s/ GAELLE WIZENBERG	Director	April 17, 2024
Gaelle Wizenberg

5