Form 10-K/A
period 2023-12-31
XWELL, Inc.
filed 2024-04-29
CIK 1410428

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of June 30, 2023, the last business day of the registrant’s most recently completed second quarter, was $16,663,729 computed by reference to the closing sale price of $4.00 per share on the Nasdaq Stock Market LLC on June 30, 2023.

As of April 29, 2024, 4,183,435 shares of the registrant’s common stock are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Auditor Name:	Marcum LLP	Auditor Location:	East Hanover, New Jersey	Auditor Firm ID:	688

Explanatory Note

This Amendment No. 2 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of XWELL, Inc. (“XWELL” or the “Company”) for the fiscal year ended December 31, 2023 as originally filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024, as amended on April 17, 2024 (collectively the “Original Filing”). This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because the Company has not filed and will not file a definitive proxy statement within 120 days after the end of its 2023 fiscal year. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial and accounting officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Forward-Looking Statements

This Form 10-K/A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements should be evaluated together with the many uncertainties that affect our business, particularly those mentioned in the Risk Factors in Item 1A of our Original Filing and in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

All references in this Form 10-K/A to “we,” “us” and “our” refer to XWELL, Inc., a Delaware corporation, and its consolidated subsidiaries unless the context requires otherwise.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Board of Directors (the “Board of Directors” or the “Board”) currently consists of five (5) members. Prior to each annual meeting of stockholders, the Board of Directors considers the recommendations of the Nominating and Corporate Governance Committee and votes to nominate individuals for election or re-election for a term of one year or until their successors are duly elected and qualify or until their earlier death, resignation, or removal. Election takes place at our annual meeting of stockholders.

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

Name	Age	Position(s) with the Company
Bruce T. Bernstein*(1)(2)(3)(4)	60	Chairman of the Board of Directors
Robert Weinstein*(1)(2)(3)(4)	64	Director
Michael Lebowitz* (3)(4)	51	Director
Gaëlle Wizenberg*(1)(2)(5)	49	Director
Scott R. Milford	59	Chief Executive Officer and Director
Suzanne A. Scrabis	54	Chief Financial Officer
Ezra T. Ernst	55	Executive Vice President of XWELL, Chief Executive Officer of XpresTest, Inc. and President and Chief Executive Officer of Hyperpointe

*Independent director under the rules of The Nasdaq Stock Market (“Nasdaq”)

(1)	Current member of Compensation Committee
(2)	Current member of Audit Committee
(3)	Current member of Nominating and Corporate Governance Committee
(4)	Current member of Strategic Affairs Committee
(5)	On December 15, 2023, the Board of Directors elected Gaëlle Wizenberg to be a member of the Board of Directors, effective as of January 1, 2024

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based upon this review, our Board of Directors has determined that the following members of our Board of Directors are “independent directors” as defined by Nasdaq: Bruce T. Bernstein, Gaelle Wizenberg, Robert Weinstein, and Michael Lebowitz.

Bruce T. Bernstein joined our Board of Directors in February 2016 and has served as the Chairman of our Board of Directors since February 2018. Mr. Bernstein has over thirty years of experience in the securities industry, primarily as senior portfolio manager for two alternative finance funds as well as in trading and structuring of arbitrage strategies. Mr. Bernstein has served as President of Rockmore Capital, LLC since 2006, the manager of a direct investment and lending fund with peak assets under management of $140 million. Previously, he served as Co-President of Omicron Capital, LP, an investment firm based in New York, which he joined in 2001. Omicron Capital focused on direct investing and lending to public small cap companies and had peak assets under management of $260 million. Prior to joining Omicron Capital, Mr. Bernstein served as Senior Vice President in the bank’s Global Securities Arbitrage business unit of Fortis Investments, Inc., specializing in equity structured products and equity arbitrage and then President in charge of the bank’s proprietary investment business in the United States. Prior to Fortis Investments, Mr. Bernstein was Director in the Equity Derivatives Group at Nomura Securities International specializing in cross-border tax arbitrage, domestic equity arbitrage and structured equity swaps. Mr. Bernstein started his career at Kidder Peabody, where he rose to the level of Assistant Treasurer. Mr. Bernstein also serves as a member of the Board of Directors of Synaptogenix, Inc.  (formerly Neurotrope Bioscience, Inc.), Mr. Bernstein is also a member of the board of Summit Digital Health, a laser-based blood glucose monitor distributor, based in New Jersey. Mr. Bernstein holds a B.B.A. from City University of New York (Baruch).

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

Gaëlle Wizenberg joined our Board of Directors in January 2024. An expert in luxury consumer packaged goods and serial entrepreneur, Ms. Wizenberg founded Objects of Magic LLC, a wellness brand offering team building and office retreats, in August 2022 and has served as CEO since the founding of the company. Prior to this, she founded Charlie Banana Consulting, LLC in July 2019 and served as Director and CEO from July 2019 to March 2024. Additionally, she founded Charlie Banana USA, LLC, a luxury brand of eco-friendly baby products, in 2013 and has served as CEO until 2020 when it was acquired by Proctor & Gamble. Before that, Ms. Wizenberg founded Winc Design Limited, a global cloth diaper manufacturer in 2007 and has served as CEO until 2020. We believe Ms. Wizenberg’s entrepreneurial experience with consumer and wellness brands qualifies her to serve on our Board of Directors.

Scott R. Milford joined the Company in July 2019 and has served as our Chief Executive Officer and as a member of our Board of Directors since January 19, 2022. Prior to January 2022, Mr. Milford served as our Chief Operating Officer since December 2020.  Prior to that, he served as our first Chief People Officer since July 2019.  Mr. Milford has over 30 years of experience at high profile and diverse organizations. Prior to joining XWELL, he served as VP, People Operations at SoulCycle from January to July 2019, where he led the creation and deployment of that company’s talent acquisition strategy, the development of an annual performance cycle, and created and deployed the “people strategy” that supported the opening of the brand’s first European studio in London. This included the development of talent acquisition and talent management plans, compensation design and all policies and procedures governing studio operations. Prior to that, he served as Chief People Officer for Bayada, a $1 billion Home Health Care Company, during 2018, where he played a significant role in building the organizational infrastructure necessary to scale the business from 400 service offices to 1,000 offices. Previously, he was Senior Vice President – Human Resources for Le Pain Quotidien from 2016 to 2018, where he was responsible for driving operational excellence through strategic HR planning, building organizational and employee capabilities, facilitating change, and building effective working relationships with employees and guests on a global scale. His other relevant experience includes senior leadership positions at Town Sports International, Starbucks Coffee Company, Universal Music Group, Viacom, and Blockbuster Entertainment.

We believe Mr. Milford’s extensive experience in the retail industry and his knowledge of the Company’s business due to his status as an executive officer of the Company qualifies him to serve on our Board of Directors.

Executive Officers

Suzanne A. Scrabis has served as Chief Financial Officer of the Company since July 2023. Prior to July 2023, Ms. Scrabis served as the Program Manager, Technology Platforms for Rockwell Automation in 2020, after serving as Chief Financial Officer for MAVERICK Technologies Holdings, LLC, a privately held independent systems integrator based in Columbia, Illinois from 2006 to 2019. As CFO, she helped lead the acquisition of Maverick Technologies by Rockwell Automation based in Milwaukee, Wisconsin. Before that, she served as the Director of Operations at MAVERICK from 2003 to 2006. Ms. Scrabis also served from 2001 to 2003 as the Director of Logistics for Aurora Foods, a packaged foods manufacturing company that was subsequently acquired by Pinnacle Foods in 2004. Prior to that she served at Ernst & Young as a senior asset manager for the Pacific and New York Metro regions from 1996-2001. Ms. Scrabis holds a Bachelor of Science in Operations Management and Marketing from California State University Long Beach.

Ezra T. Ernst has served as Executive Vice President of the Company and Chief Executive Officer of our subsidiary XpresTest, Inc. since our January 2022 acquisition of gcg Connect LLC d/b/a HyperPointe.  He also has served as President and Chief Executive Officer of HyperPointe since March, 2020.  Prior to HyperPointe, he previously served as Chief Executive Officer of Physicians Weekly, LLC, a provider of medical news and education for healthcare professionals, from August 2015 to March 2020, Chief Commercial Officer of Treato, a health-related data analytics company, from September 2013 to August 2015 and General Manager at WebMD, an online publisher of health and medical news and information, from December 2008 to January 2013.

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2023, there were three meetings of our Board of Directors as well as thirteen unanimous written consents of the Board of Directors. The various committees of the Board of Directors met a total of eleven times, collectively. Each director attended more than 75 percent of the aggregate of the total number of meetings of the Board of Directors and each director serving on a committee attended more than 75 percent of the total number of meetings held by an applicable committee(s) of the Board of Directors on which such director served during the year ended December 31, 2023.  The Board of Directors has adopted a policy under which each member of the Board of Directors is strongly encouraged, but not required, to attend each annual meeting of our stockholders.  All five of our 2023 directors attended our 2023 annual meeting of stockholders.

Audit Committee. Our Audit Committee (the “Audit Committee”) met four times during the year ended December 31, 2023. The Audit Committee currently has three members: Robert Weinstein (Chairman), Bruce T. Bernstein and Gaëlle Wizenberg. Effective as of January 1, 2024, Donald E. Stout ceased to be a member of the Board of Directors and all committees thereto, including the Audit Committee. As of January 30, 2024, Gaëlle Wizenberg was elected to be a member of the Audit Committee. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews our annual and quarterly financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits.

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

Compensation Committee. Our Compensation Committee (the “Compensation Committee”) met one time during the year ended December 31, 2023. This committee currently has three members: Bruce T. Bernstein (Chairman), Robert Weinstein and Gaëlle Wizenberg. Effective as of January 1, 2024, Donald E. Stout ceased to be a member of the Board of Directors and all committees thereof, including the Compensation Committee. As of January 30, 2024, Gaëlle Wizenberg was elected to be a member of the Compensation Committee.

Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) and our 2020 Equity Incentive Plan (the “2020 Plan”).  The Compensation Committee is responsible for (1) the determination of the compensation of our Chief Executive Officer, and conducts its decision-making process with respect to that issue without the Chief Executive Officer present, (2) the determination of the compensation of the executive officers of the Company other than the Chief Executive Officer based upon the recommendation of the Chief Executive Officer and such other customary factors that the Committee deems necessary or appropriate, and (3) the establishment and review of general compensation policies with the objective of attracting and retaining superior talent, rewarding individual performance and achieving our financial goals. The Compensation Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities. During fiscal year 2023, the Compensation Committee did engage a third-party compensation consultant, StreeterWyatt Analytics, to review the Board’s compensation structure as well as benchmark it against the Company’s peer group.

The Board determined all members of the Compensation Committee qualify as independent under the Nasdaq listing standards. A copy of the Compensation Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.xwell.com/corporate-governance.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee (the “Nominating and Corporate Governance Committee”) met one time during the year ended December 31, 2023.  This committee currently has three members: Bruce T. Bernstein (Chairman), Michael Lebowitz and Robert Weinstein. Effective as of January 1, 2024, Donald E. Stout ceased to be a member of the Board of Directors and all committees thereof, including the Nominating and Corporate Governance Committee.  As of January 30, 2024, Michael Lebowitz was elected to be a member of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s role and responsibilities are set forth in the Nominating and Corporate Governance Committee’s written charter and include authority to:

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

The Board determined that all members of the Nominating and Corporate Governance Committee qualify as independent under the Nasdaq listing standards. A copy of the Nominating and Governance Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.xwell.com/corporate-governance.

The Strategic Affairs Committee.  The Strategic Affairs Committee (the “Strategic Affairs Committee”) met four times during the year ended December 31, 2023.  This committee was formed in September 2021 to assist the Board in reviewing, analyzing, considering and assessing, potential acquisitions, joint ventures, strategic investments, divestitures and other strategic transactions. The Strategic Affairs Committee currently has three members: Bruce T. Bernstein (Chairman), Robert Weinstein and Michael Lebowitz.  The Strategic Affairs Committee’s responsibilities include, among others:

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

Board Leadership Structure and Role in Risk Oversight

Effective as of February 5, 2018, the Board appointed Bruce T. Bernstein as the non-executive Chairman of the Board of Directors.

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

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or
●	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Family Relationships

There are no family relationships among our directors and executive officers.

Board Diversity Matrix

The Nasdaq diversity matrix is set forth below as required under the listing requirements of Nasdaq.

Board Diversity Matrix (As of April 29, 2024)
Total Number of Directors - 5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	4

Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	1	4
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To our knowledge, based solely on  our records and a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2023, we believe that all reports applicable to our officers, directors and greater than ten percent stockholders which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees. The insider trading policy is designed to promote compliance with respect to insider trading laws, rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation awarded or paid by us during the years ended December 31, 2023 and 2022 to (i) our principal executive officer, (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2023, and (iii) up to two additional individuals for whom disclosure would have been provided under clause (ii) but for the fact that the person was not serving as an executive officer at the end of the year ended December 31, 2023 (collectively, the “named executive officers”).

			Non-Equity
			Incentive Plan	Option	Restricted Stock	All Other
		Salary	Compensation	Awards	Unit Awards	Compensation	Total
Name and principal position	Year	($)	($)	($)(1)	($)(1)	($)(5)	($)

Scott R. Milford(2)	2023	425,000	52,379	39,150	—	—	516,529
Chief Executive Officer	2022	413,462	181,704	36,290	615,500	—	1,246,956

Suzanne A. Scrabis(3)	2023	135,367	784	6,525	22,800	—	165,476
Chief Financial Officer

Omar A Haynes(4)	2023	317,893	26,244	8,700	25,450	—	378,286
Former Interim Chief Financial Officer	2022	251,250	101,856	36,290	65,000	—	454,397

Ezra T. Ernst(5)	2023	375,000	27,379	8,700	—	—	411,079
Executive Vice President of XWELL, Chief Executive Officer of XpresTest and President and Chief Executive Officer of HyperPointe	2022	318,425	—	362,900	—	—	681,325

(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Notes 2 and 15 to our consolidated financial statements included in the Original Filing.
(2)	Mr. Milford is currently our Chief Executive Officer, effective as of January 19, 2022. Prior to that, he served as our Chief Operating Officer since December 14, 2020. Compensation for the year ended December 31, 2023 includes equity awards of stock options. Compensation for the year ended December 31, 2022 includes equity awards of stock options and restricted stock.
(3)	Ms. Scrabis is our current Chief Financial Officer, effective as of July 10, 2023. Compensation for the year ended December 31, 2023 includes equity awards of stock options and restricted stock.
(4)	Mr. Haynes was our former Interim Chief Financial Officer, effective as of June 13, 2022. On July 10, 2023, upon the appointment of Suzanne A. Scrabis to the role of Chief Financial Officer, Mr. Haynes resumed his former role as Vice President of Treasury & Finance, effective as of the same date. Compensation for the year ended December 31, 2023 includes equity awards of stock options and restricted stock. Compensation for the year ended December 31, 2022 includes equity awards of stock options and restricted stock.
(5)	Mr. Ernst has served as the Executive Vice President and the Chief Executive Officer of XpresTest Inc. since January 9, 2022. Compensation for the year ended December 31, 2023 includes equity awards of stock options. Compensation for the year ended December 31, 2022 includes equity awards of stock options.

Narrative Disclosure to Summary Compensation Table

Scott R. Milford

On July 8, 2019, we entered into an employment agreement with Mr. Milford, pursuant to which he agreed to serve as our Chief People Officer for an annual base salary of $280,000 and $300,000, for the year ended July 31, 2020 and the year ending on July 31, 2021, respectively. After July 31, 2021, Mr. Milford continued to be employed by the Company as an ‘at will’ employee, subject to annual review by the Compensation Committee. Mr. Milford was also entitled to a one-time 10% minimum guaranteed bonus for 2019 to be calculated off his base salary as of his July 8, 2019 commencement date as well as to participate in any annual bonus or other incentive compensation program that the Company may adopt from time to time for its executive officers. Mr. Milford was promoted to Chief Operating Officer in December 2020; no changes to his compensation were made at that time in connection with the promotion.

On March 28, 2022, the Company and Mr. Milford entered into an executive employment agreement (the “Milford Employment Agreement”), effective as of January 19, 2022, the date of Mr. Milford’s assumption of the role of Chief Executive Officer. The Milford Employment Agreement had a term of two years from its effective date of January 19, 2022, and terminated on January 19, 2024. The Milford Employment Agreement entitled Mr. Milford to receive an annual base salary of $425,000. Mr. Milford continues to be employed by the Company as an “at will” employee.  He is also eligible to participate in any annual bonus and other incentive compensation program that the Company may adopt from time to time for its executive officers. Prior to January 19, 2024, Mr. Milford was eligible to earn an annual bonus, the target amount of which is up to one hundred percent (100%) of his base salary, based upon the achievement of performance goals and metrics established by the Board at its sole discretion. Any applicable bonus was determined as soon as reasonably practicable after our annual financial statements were finalized and was split 50/50 between cash and a grant of restricted stock units (“RSUs”) with respect to our common stock.

Prior to January 19, 2024, in the event the Milford Employment Agreement was terminated for good reason by Mr. Milford, or by the Company without cause and Mr. Milford provided the Company with a release of claims, Mr. Milford was entitled to receive a cash severance payment in the amount of one hundred percent (100%) of his then current base salary and one year of COBRA continuation coverage.  In addition, the agreement contained non-solicitation and non-competition provisions that applied during the term of Mr. Milford’s employment and for six months thereafter. As of January 19, 2024, the Milford Employment Agreement is no longer in effect.

Suzanne A. Scrabis

For her service as Chief Financial Officer, pursuant to an offer letter, dated as of June 26, 2023, by and between us and Ms. Scrabis (the “Scrabis Offer Letter”), Ms. Scrabis receives an annual base salary of $300,000, subject to review by the Compensation Committee. Ms. Scrabis is eligible to receive an annual cash bonus with a target of 50% of her base salary, which was not pro rated for 2023 and half of which amount is guaranteed. For the year ended December 31, 2023, Ms. Scrabis received a cash bonus of $75,000. Ms. Scrabis is additionally eligible to participate in Company’s long-term incentive plan with the potential to receive stock options valued at up to 1.75 times her annual base salary (pro-rated for 2023). Ms. Scrabis received (i) non-qualified stock options to purchase 3,750 shares of common stock with an exercise price of $4.60, and (ii) 5,000 RSUs, with each grant made as of July 10, 2023 and vesting in four quarterly installments on the first, second, third and fourth quarters after the grant date.

In the event Ms. Scrabis terminates her employment for good reason, or by the Company without cause (each as defined in the Scrabis Offer Letter) and Ms. Scrabis provides the Company with a release of claims, Ms. Scrabis will be entitled to receive a payment equal to 50% of her then-current base salary, payable in installments over a period of six months.

Omar A. Haynes

For his service as Interim Chief Financial Officer, which terminated on July 10, 2023, upon the appointment of Suzanne A. Scrabis as our Chief Financial Officer, Mr. Haynes received a base salary of $288,750 annually, that was subject to review by the Compensation Committee of the Company’s board of directors. He was eligible to receive an annual cash bonus with a target of 50% of his base salary and was eligible to participate in any annual bonus or other incentive compensation program that the Company may adopt from time to time for its executive officers.

Ezra T. Ernst

On January 9, 2022, the Company and Mr. Ernst entered into an executive employment agreement (the “Ernst Employment Agreement”), pursuant to which Mr. Ernst serves as the Chief Executive Officer and a director of XpresTest.  The Ernst Employment Agreement has a term of three years from the date of closing of the Company’s acquisition of Hyperpointe.  Pursuant to the Ernst Employment Agreement, Mr. Ernst is entitled to receive an annual base salary of $375,000. He is also eligible to participate in any annual bonus and other incentive compensation program that the Company may adopt from time to time for its executive officers. Mr. Ernst is eligible to earn an annual bonus, the target amount of which is up to fifty percent (50%) of his base salary, based upon the achievement of performance goals and metrics established by the Board at its sole discretion. Any bonus will be determined as soon as reasonably practicable after the Company’s annual financial statements are finalized and will be split 50/50 between cash and a grant of RSUs with respect to the Company’s common stock.

In the event the Ernst Employment Agreement is terminated for good reason by Mr. Ernst, or by the Company without cause and Mr. Ernst provides the Company with a release of claims, Mr. Ernst shall be entitled to receive a cash severance payment in the amount of one hundred percent (100%) of his then current base salary and one year of COBRA continuation coverage.  In addition, the agreement contains non-solicitation and non-competition provisions that apply during the term of Mr. Ernst’s employment and for six months thereafter.

Outstanding Equity Awards at 2023 Fiscal Year End

The following table sets forth information regarding grants of stock options and unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2023, to each of our named executive officers.

	Option Awards				Restricted Stock Unit Awards
					Number	Market
		Number			of shares	value
	Number	of securities			of units	of shares
	of securities	underlying			of stock	of units
	underlying	unexercised			that	of stock
	unexercised	options	Option		have not	that
	options	(#) un-	exercise	Option expiration	vested	have not
Name	(#) exercisable	exercisable	price ($)	date	(#)	vested ($)
Scott R. Milford (1)					—	—
2020 Non-Qualified Stock Options from the 2012 Plan	2,916	—	30.60	April 20, 2030
2020 Incentive Stock Options from the 2012 Plan	1,605	—	100.20	September 6, 2030
2020 Non-Qualified Stock Options from the 2020 Plan	3,210	1,605	100.20	October 28, 2030
2021 Non-Qualified Stock Options from the 2020 Plan	9,510	9,511	32.20	January 21, 2031
2022 Non-Qualified Stock Options from the 2020 Plan	1,250	3,750	28.60	April 20, 2032
2023 Non-Qualified Stock Options from the 2020 Plan	20,625	1,875	8.00	January 5, 2033

Omar A. Haynes (1)					—	—
2020 Non-Qualified Stock Options from the 2012 Plan	1,666	—	30.60	April 20, 2030
2021 Non-Qualified Stock Options from the 2020 Plan	2,717	—	32.20	April 19, 2024
2022 Non-Qualified Stock Options from the 2020 Plan	1,250	—	28.60	April 19, 2024
2023 Non-Qualified Stock Options from the 2020 Plan	5,000	—	8.00	April 19, 2024

Ezra T. Ernst (1)					—	—
Inducement Plan	16,666	33,334	32.80	January 14, 2032
2023 Non-Qualified Stock Options from the 2020 Plan	3,750	1,250	8.00	January 5, 2033

Suzanne A. Scrabis					2,500	$ 4.56
2023 Non-Qualified Stock Options from the 2020 Plan	937	2,813	4.60	July 10, 2033
(1)	Un-exercisable options vest in equal annual increments over each of the remaining anniversaries of the date of grant.

Pension Benefits

We do not have any qualified or nonqualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

Potential Payments upon Termination or Change-In-Control

The following summarizes the payments and potential payments to each of our named executive officers as of December 31, 2023 upon termination or change-in-control. The discussion assumes that such event occurred on December 31, 2023, the last business day of our fiscal year, at which time the closing price of our common stock as listed on Nasdaq was $1.74 per share. For a further discussion of these provisions see the “Narrative Disclosure to Summary Compensation Table” above.

Scott R. Milford

As of January 19, 2024, Mr. Milford is not entitled to any payments upon termination or change-in-control.

Prior to January 19, 2024, in the event Mr. Milford’s employment agreement was terminated for good reason by Mr. Milford, or by the Company without cause and Mr. Milford provided the Company with a release of claims, Mr. Milford was entitled to receive a cash severance payment in the amount of one hundred percent (100%) of his then current base salary and one year of COBRA continuation coverage.

Ezra T. Ernst

In the event Mr. Ernst’s employment agreement is terminated for good reason by Mr. Ernst, or by the Company without cause and Mr. Ernst provides the Company with a release of claims, Mr. Ernst shall be entitled to receive a cash severance payment in the amount of one hundred percent (100%) of his then current base salary and one year of COBRA continuation coverage.

Suzanne A. Scrabis

In the event Ms. Scrabis terminates her employment for good reason, or in the event Ms. Scrabis’ employment is terminated by the Company without cause and Ms. Scrabis provides the Company with a release of claims, Ms. Scrabis will be entitled to receive a payment equal to 50% of her then-current base salary, payable in installments over a period of six months.

Omar A. Haynes

Mr. Haynes is not entitled to any payments upon termination or change-in-control.

Director Compensation

The following table sets forth the compensation of persons who served as non-employee members of our Board of Directors during the fiscal year ended December 31, 2023.

	Fees
	Earned or
	Paid in	Restricted Stock	Option	All Other
	Cash	Unit Awards	Awards	Compensation	Total
Name	($)	($)(1)	($)(1)	($)(6)	($)
Bruce T. Bernstein(2)(6)	166,250	—	52,200	120,000	338,450
Donald E. Stout(3)	78,750	—	26,100		104,850
Robert Weinstein(4)	105,000	—	26,100		131,100
Michael Lebowitz(5)	78,750	—	26,100		104,850
(1)	Amounts represent the aggregate grant date fair value of the RSUs and option awards granted during the fiscal year computed in accordance with FASB ASC Topic 718. See Notes 2 and 15 to the consolidated financial statements included in the Original Filing for the assumptions made in the valuation of the equity awards.
(2)	As of December 31, 2023, Mr. Bernstein held 42,511 unexercised options.
(3)	As of December 31, 2023, Mr. Stout held 22,670 unexercised options.
(4)	As of December 31, 2023, Mr. Weinstein held 22,579 unexercised options.
(5)	As of December 31, 2023, Mr. Lebowitz held 21,996 unexercised options.
(6)	Consists of $120,000 in cash paid in respect of XpresTest, Inc. board services (as described below).

In January 2023, the Board and the Compensation Committee engaged StreeterWyatt Analytics, an independent third-party compensation analyst, to evaluate and make recommendations regarding the compensation paid to our directors.

Based on its review, the director compensation program remained the same:

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

In addition, Mr. Bernstein received $120,000 in cash compensation in the year ended December 31, 2023 specifically related to the duties, responsibilities and services of Mr. Bernstein beyond the scope of normal Board member services in connection with his role as a non-employee director of XpresTest, which amount was approved in March 2021 following the Board’s review of an analysis and evaluation from StreeterWyatt Analytics of appropriate director compensation specifically related to such duties.  The Board concluded at the time, and continued to conclude, that under the circumstances and in light of the services performed, such compensation represents “ordinary-course compensation” for Mr. Bernstein’s XpresTest board services as a member of the board of directors of XpresTest, and that such compensation therefore would not preclude a determination that Mr. Bernstein would be independent for, among other things, membership of the Audit Committee of the Company under Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and Nasdaq listing rules, as such compensation represents fees for such XpresTest board services.

In September  2023, the Board reevaluated the Company’s compensation structure.  Based on its review, the Compensation Committee recommended, and the full Board approved, a new director compensation program effective October 1, 2023:

●	For the Chairman of the Board:
o	$75,000 in cash
●	For the other non-employee Directors:
o	$35,000 in cash
●	The following additional cash payments:
o	$10,000 in cash to the Chairman of the Audit Committee.
o	$10,000 in cash to the Chairman of the Compensation Committee.
o	$20,000 in cash to each member of the Strategic Affairs Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain aggregate information, as of December 31, 2023 with respect to all of our equity compensation plans then in effect:

No. of securities
remaining
available for
	No. of securities		future issuance
	to be issued upon	Weighted-	under equity
	exercise of	average exercise	compensation
	outstanding	price of	plans (excluding
	options,	outstanding	securities
	warrants and	options, warrants	reflected in
Plan Category	rights	and rights ($)	the first column)
Total equity compensation plans approved by security holders (1)	353,149	$25.75	249,899
(1)	These plans consist solely of the 2020 Plan, as approved by our Board of Directors in September 2020 and by our stockholders in October 2020. On October 4, 2022, shareholders approved the amendment to the Company’s 2020 Equity Incentive Plan to increase the number of shares authorized for issuance under the Plan by 375,000 shares of Common Stock to an aggregate of 625,000 shares. Under the 2020 Equity Incentive Plan (the “2020 Plan”), a maximum of 249,899 shares of Common Stock remained available for issuance as of December 31, 2023.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of common stock as of April 29, 2024, for (a) each stockholder known by us to own beneficially more than 5% of any class of our voting securities, (b) each of our named executive officers, (c) each of our directors, and (d) all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 29, 2024, pursuant to the exercise of options or warrants or the vesting of RSUs, as applicable, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but not for the purpose of computing the percentage ownership of any other person shown in the table.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 4,183,435 shares of common stock issued and outstanding as of April 29, 2024.

	Number of	Percent of
	Shares of	Shares of
	Common	Common
	Stock	Stock
	Beneficially	Beneficially
Name and Address of Beneficial Owner(1)	Owned	Owned
5% percent or more beneficial owners:

None

Directors and named executive officers:

Scott R. Milford(2)	59,055	*
Suzanne A. Scrabis(3)	17,812	*
Ezra T. Ernst(4)	49,463	*
Bruce T. Bernstein(5)	81,467	1.9%
Donald E. Stout(6)	30,634	*
Robert Weinstein(7)	30,403	*
Michael Lebowitz(8)	34,970	*
Omar T. Haynes(9)	6,693	*

All current directors and executive officers as a group (8 individuals)(10):	310,498	7.4%
*	Less than 1%
(1)	Unless otherwise indicated in the footnote below, the business address of the individuals in the table above is c/o XWELL, Inc., 254 West 31st Street, 11th Floor, New York, NY 10001.
(2)	The number of shares of common stock beneficially owned includes 2,058 shares of common stock and options to purchase 56,997 shares of common stock, which are exercisable within 60 days of April 29, 2024.
(3)	The number of shares of common stock beneficially owned includes 5,000 RSUs and options to purchase 12,812 shares of common stock, which are exercisable within 60 days of April 29, 2024.
(4)	The number of shares of common stock beneficially owned includes 1,130 shares of common stock and options to purchase 48,333 shares of common stock, which are exercisable within 60 days of April 29, 2024.
(5)	The number of shares of common stock beneficially owned includes 38,956 shares of common stock and options to purchase 42,511 shares of common stock, which are exercisable within 60 days of April 29, 2024.
(6)	The number of shares of common stock beneficially owned includes 7,974 shares of common stock and options to purchase 22,660 shares of common stock, which are exercisable within 60 days of April 29, 2024.

(7)	The number of shares of common stock beneficially owned includes 7,824 shares of common stock and options to purchase 22,579 shares of common stock, which are exercisable within 60 days of April 29, 2024.
(8)	The number of shares of common stock beneficially owned includes 12,974 vested shares of common stock and options to purchase 21,996 shares of common stock, which are exercisable within 60 days of April 29, 2024.
(9)	The number of shares of common stock beneficially owned includes 5,027 shares of common stock and RSUs and options to purchase 1,666 shares of common stock, which are exercisable within 60 days of April 29, 2024.
(10)	See footnotes (2) through (9).

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

Transactions with Related Persons

None.

Director Independence and Committee Qualifications

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based upon this review, we believe that Messrs. Bernstein, Weinstein, Lebowitz and Mme. Wizenberg qualify as independent directors in accordance with the standards set by Nasdaq, as well as Rule 10A-3 promulgated under the Exchange Act. Accordingly, our Board of Directors is comprised of a majority of independent directors as required by Nasdaq rules. Our Board of Directors has also determined that each member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee meets the independence requirements applicable to each such committee member prescribed by Nasdaq and the SEC. Our Board of Directors has further determined that Messrs. Bernstein and Weinstein are “audit committee financial experts” as defined in the rules of the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On May 4, 2020, we approved the engagement of Friedman LLP (“Friedman”) as our independent registered public accounting firm for the fiscal year ended December 31, 2020. This selection was ratified by our stockholders at the 2020, 2021, 2022 and 2023 annual meetings held on October 28, 2020, September 30, 2021 October 4, 2022 and August 22, 2023. In deciding to select Friedman, the Audit Committee carefully considered the qualifications of Friedman, including their reputation for integrity, quality, and competence in the fields of accounting and auditing. Effective September 1, 2022, Friedman combined with Marcum LLP (“Marcum”), and Marcum became our auditors as of October 4, 2022, following the approval of their engagement by our Audit Committee. Further, the Audit Committee reviewed auditor independence issues and existing commercial relationships with Marcum. The Audit Committee concluded that independence of Marcum was not impaired for the fiscal years ended December 31, 2023, and 2022. For the fiscal years ended December 31, 2023, and 2022, we incurred the following fees for the services of Marcum:

	2023	2022

Marcum:

Audit fees(1)	$567,070	$410,025
Audit-related fees(2)	120,915	80,242
Tax fees(3)	—	—
All other fees(4)	—	—

Total	$687,985	$490,267
(1)	Audit fees includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees includes fees for benefit plan audits and lease compliance audits.
(3)	Tax fees consist of fees for tax services, including tax compliance, tax advice and tax planning.
(4)	The fees in this category pertain to fees billed for products and services provided by Marcum, other than the services reported in the categories above.

Pre-Approval Policies and Procedures Audit and Non-Audit Services

Consistent with SEC policies and guidelines regarding audit independence, our Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. Our Audit Committee pre-approves these services by category and service. Our Audit Committee pre-approved all of the services provided by our independent registered public accounting firms for the years ended December 31, 2023 and 2022.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

No financial statements are filed with this Amendment No. 2. These items were included as part of the Original Filing.

(a)(2)

None.

(a)(3) Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Amendment No. 2 to the Original Filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York of New York on the 29th day of April 2024.

XWELL, INC.

By:	/s/ Scott R. Milford
Name:	Scott R Milford
Title:	Chief Executive Officer

By:	/s/ Suzanne A. Scrabis
Name:	Suzanne A. Scrabis
Title:	Chief Financial Officer