Form 10-Q
period 2024-03-31
XWELL, Inc.
filed 2024-05-15
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, 4,183,435 shares of the registrant’s common stock were outstanding.

XWELL, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Current assets
Cash and cash equivalents	$4,317	$8,437
Marketable Securities	14,784	14,613
Accounts receivable	2,900	1,667
Inventory	834	900
Other current assets	1,621	949
Total current assets	24,456	26,566

Restricted cash	751	751
Property and equipment, net	2,139	2,454
Intangible assets, net	1,264	1,353
Operating lease right of use assets, net	5,651	4,656
Goodwill	1,431	1,371
Other assets	1,785	1,842
Total assets	$37,477	$38,993

Current liabilities
Accounts payable	$2,017	$1,099
Accrued expenses and other current liabilities	3,695	4,968
Current portion of operating lease liabilities	2,585	2,402
Deferred revenue	890	861
Total current liabilities	9,187	9,330

Long-term liabilities
Operating lease liabilities	9,525	8,692
Total liabilities	18,712	18,022
Commitments and contingencies (see Note 13)

Equity
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 4,182,617 and 4,179,631 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	42	42
Additional paid-in capital	470,996	470,737
Accumulated deficit	(458,365)	(455,853)
Accumulated other comprehensive loss	(2,099)	(1,924)
Total equity attributable to XWELL, Inc.	10,574	13,002
Noncontrolling interests	8,191	7,969
Total equity	18,765	20,971
Total liabilities and equity	$37,477	$38,993

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2024	2023

Revenue, net
Services	8,035	6,467
Products	691	596
Total revenue, net	8,726	7,063
Cost of sales
Labor	4,149	4,378
Occupancy	942	1,213
Products and other operating costs	964	950
Total cost of sales	6,055	6,541

Gross Profit	$2,671	$522

Depreciation and amortization	225	587
Impairment of long-lived assets	652	-
Loss on disposal of assets	-	132
General and administrative	2,092	3,966
Salaries and Benefits	2,081	2,125
Total operating expenses	5,050	6,810
Operating loss	(2,379)	(6,288)
Interest income, net	110	393
Gain on Investments, realized and unrealized	135	24
Foreign exchange gain (loss)	(166)	85
Other non-operating expense, net	(58)	(43)
Loss before income taxes	(2,358)	(5,829)
Income tax expense	-	-
Net loss	(2,358)	(5,829)
Net loss (income) attributable to noncontrolling interests	(154)	320
Net loss attributable to XWELL, Inc.	$(2,512)	$(5,509)

Net loss	$(2,358)	$(5,829)
Other comprehensive loss from operations	(175)	(130)
Comprehensive loss income	$(2,533)	$(5,959)
Loss per share
Basic and diluted loss per share	$(0.60)	$(1.32)
Weighted-average number of shares outstanding during the period*
Basic	4,182,617	4,167,295
Diluted	4,182,617	4,167,295

*Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on September 28, 2023.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

					Accumulated
			Additional		other	Total	Non-
	Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	in capital	deficit	loss	equity	interests	equity
December 31, 2023	4,179,631	$42	$470,737	$(455,853)	$(1,924)	$13,002	$7,969	$20,971
Issuance of restricted stock units	2,986	—	—	—	—	—	—	—
Stock-based compensation	—	—	259	—	—	259	23	282
Net loss for the period	—	—	—	(2,512)	—	(2,512)	154	(2,358)
Foreign currency translation	—	—	—	—	(175)	(175)	45	(130)
March 31, 2024	4,182,617	$42	$470,996	$(458,365)	$(2,099)	$10,574	$8,191	$18,765

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

(In thousands, except share and per share data)

					Accumulated
			Additional		other	Total	Non-
	Common stock*		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	in capital	deficit	loss	equity	interests	equity
December 31, 2022	4,161,613	$42	$468,530	$(428,112)	$(534)	$39,926	$8,023	$47,949
Issuance of restricted stock	6,015	—	—	—	—	` —	—	—
Value of shares withheld to fund payroll taxes	—	—	(22)	—	—	(22)	—	(22)
Stock-based compensation	—	—	589	—	—	589	23	612
Net loss for the period	—	—	—	(5,509)	—	(5,509)	(320)	(5,829)
Foreign currency translation	—	—	—	—	(130)	(130)	11	(119)
March 31, 2023	4,167,628	$42	$469,097	$(433,621)	$(664)	$34,854	$7,737	$42,591

*Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on September 28, 2023.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(2,358)	$(5,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225	587
Impairment of fixed assets	398	—
Impairment of operating lease right-of-use assets	254	—
Unrealized Gain on marketable securities	(92)	(206)
Foreign currency remeasurement loss	166	85
Amortization of operating lease right of use asset	286	416
Stock-based compensation	282	612
(Gain) loss on equity investment	(43)	(25)
Changes in assets and liabilities:
Decrease in inventory	66	166
Increase (decrease) in accounts receivable	(1,223)	843
Increase in other assets, current and non-current	(594)	(469)
Increase in deferred revenue	29	6
Decrease in other liabilities, current and non-current	(1,987)	(2,567)
Increase in accounts payable	909	516
Net cash used in operating activities	(3,682)	(5,865)
Cash flows from investing activities
Acquisition of property and equipment	(291)	(1,404)
Investment in marketable securities	(80)	(1,882)
Acquisition of intangibles	—	(4)
Net cash used in investing activities	(371)	(3,290)
Cash flows from financing activities
Payments for shares withheld on vesting	—	(22)
Net cash used in financing activities	—	(22)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(67)	8
Decrease in cash, cash equivalents and restricted cash	(4,120)	(9,169)
Cash, cash equivalents, and restricted cash at beginning of the period	9,188	19,789
Cash, cash equivalents, and restricted cash at end of the period	$5,068	$10,620
Cash paid for
Interest	$—	$—
Income taxes	—	$—
Non-cash investing and financing transactions
Capital expenditures included in Accounts payable, accrued expenses and other current liabilities	$17	$38

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

As of March 31, 2024, there were 21 domestic XpresSpa locations in total, 19 Company-owned locations and two franchises. The Company also had 11 international locations operating as of March 31, 2024, including two XpresSpa locations in Dubai International Airport in the United Arab Emirates, one XpresSpa location in Zayad International Airport in Abu Dhabi, UAE, three XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands and five XpresSpa locations in the Istanbul Airport in Turkey.

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

XWELL’s subsidiary, XpresTest, Inc (“XpresTest”) began conducting bio surveillance monitoring with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo BioWorks in 2021. The program was extended in January 2022 and renewed in August of 2022 and 2023. In March 2024, the program funding and scope were expanded.

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

Treat

Treat, which is operating through XWELL’s subsidiary Treat, Inc. (“Treat”) is a wellness brand that provides access to wellness services for travelers at on-site centers (currently located in JFK International Airport). In April 2024, the decision was made to close the location in the Salt Lake City International Airport.

Treat offers a full retail product offering and a suite of wellness and spa services. Travelers can purchase time blocks to use our wellness rooms to engage in interactive services like self-guided yoga, meditation and low impact weight exercises or to relax and unplug from the hectic pace of the airport and renew themselves before or after their trip.

Naples Wax Center

XWELL’s subsidiary Naples Wax Center, LLC, which was acquired on September 12, 2023, for a purchase price of $1,624 operates three high-performing locations with core products and service offerings from face and body waxing to a range of skincare and cosmetic products. The acquisition of Naples Wax Center is intended to enable the Company to move beyond its airport client base with a business that can be adapted to a larger wellness platform while also growing its retail footprint to serve long-term financial goals.

TreatStudios

In Q4 of 2023, the Company began plans to open its first TreatStudios location in Jacksonville, Florida in 2024.  TreatStudios is an out-of-airport concept providing leased space to established wellness service providers.  Revenue will be derived from both lease payments received from the wellness practitioners and the sale of retail at the wellness center.

The Company believes that these strategic imperatives will be accomplished through development of an infrastructure specifically focused on enabling scalable and efficient growth.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as amended. The consolidated balance sheet as of December 31, 2023 was derived from the audited annual financial statements but does not include all information required by GAAP for annual financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On September 28, 2023, the Company effected a 1-for-20 reverse stock split, (the “Reverse Stock Split”) whereby every twenty shares of its Common Stock were reduced to one share of its Common Stock and the price per share of its Common Stock was multiplied by 20. All references to shares and per share amounts have been adjusted to reflect the reverse stock split.

Liquidity and Financial Condition

As of March 31, 2024, the Company had cash and cash equivalents of $4,317 (excluding restricted cash), $14,784 in marketable securities, and total current assets of $24,456. The Company’s total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, and operating lease liabilities was $9,187 as of March 31, 2024 and $9,330 as of December 31, 2023. The working capital surplus was $15,269 as of March 31, 2024, compared to a working capital surplus of $17,236 as of December 31, 2023.

The Company significantly reduced operating and overhead expenses in the second half of 2023, while it continues to focus on returning to overall profitability.

The Company has taken actions to improve its overall cash position, right sizing its corporate structure and streamlining its operations. The Company is pursuing strategic partnerships that the Company expects will further strengthen the long-term profitability of the business.

Note 2. Accounting and Reporting Policies

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

Revenue Recognition Policy

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

XpresTest

During the third quarter of 2022, XpresTest, in partnership with Ginkgo BioWorks in continuation of their support to the CDC’s traveler-based SARS-CoV-2 genomic surveillance program was awarded a new contract. The partnership is expected to support public health and biosecurity services totaling approximately $16,000, with an overall potential to exceed $61,000 based on CDC program options and public health priorities. As COVID-19 sub-variants and other biological threats continue to emerge, the partners plan to expand the program footprint and incorporate innovative modalities and offerings, such as monitoring of wastewater from aircraft lavatories. The current contract with Ginkgo BioWorks related to the above partnership contains fixed pricing for which the Company is entitled to $10,674 for the sample collection (passenger and aircraft wastewater) and $370 for the traveler enrollment initiatives, which represents the amount of consideration that we are entitled. The Company recognizes revenue over time for both sample collection performance obligations, using the input method based on time elapsed to measure progress towards satisfying each of the performance obligations. We recognized the revenue for the traveler enrollment initiative performance obligation in the second quarter of 2023. The Company recognizes revenue ratably (straight line basis) over the term of the contract (one year). The Company recorded $3,306 and $1,670, in revenue for the three months ended March 31, 2024 and 2023, respectively, related to sample collection performance obligations because the Company’s efforts towards satisfying each of the performance obligations are expended evenly throughout the period of performance.

HyperPointe

The Company’s HyperPointe business provides a broad range of service and support options for HyperPointe’s customers, including technical support services and advanced services. Technical support services represent the majority of these offerings which are distinct performance obligations that are satisfied over time with revenue recognized ratably over the contract term. Advanced services are distinct performance obligations that are satisfied over time with revenue recognized as services are delivered.  Revenues billed in advance are treated as deferred revenue, which was $87 and $72 as of March 31, 2024 and December 31, 2023, respectively.

The Company excludes all sales taxes assessed to our customers from revenue. Sales taxes assessed on revenues are included in Accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets until remitted to state agencies.

Gift cards, customer rewards and prepaid packages

XWELL offers no-fee, non-expiring gift cards to its customers. No revenue is recognized upon the issuance of a gift card and a liability is established for the gift card’s cash value. The liability is relieved, and revenue is recognized upon redemption by the customer. As the gift cards have no expiration date, there is no provision for the reduction in the value of unused card balances.

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

The costs associated with gift cards and reward points are accrued as the rewards are earned by the cardholder and are included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets until used.

Naples Wax Center offers prepaid wax packages that are either unlimited for one year or a set number of services. When the packages are purchased, the sales are recorded as deferred revenue. As services related to prepaid packages are used, revenue is recognized as income. The deferred revenue as of March 31, 2024 was $794 and for the year ended December 31, 2023 deferred revenue was $778.

Translation into United States dollars

The Company conducts certain transactions in foreign currencies, which are recorded at the exchange rate as of the transaction date. All exchange gains and losses occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are deemed non-operating income in the condensed consolidated statements of operations and comprehensive loss.  During the three months ended March 2024, the Company recorded $166 in exchange losses occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies. During the three months ended March 2023, the Company recorded $85 in exchange gain.

Accounts of the foreign subsidiaries of XpresSpa are translated into United States dollars. Assets and liabilities have been translated primarily at period end exchange rates and revenues and expenses have been translated at average monthly rates for the three months ended March 31, 2024. The translation adjustments arising from the use of different exchange rates are included as foreign currency translation within the condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of changes in stockholders’ equity.

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

While the Company uses its best estimates and assumptions to accurately apply preliminary values to assets acquired and liabilities assumed at the acquisition date, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the condensed consolidated statements of operations.

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

Goodwill

Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. Goodwill is not amortized and is reviewed for impairment annually, or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company performs a quantitative test to identify and measure the amount of goodwill impairment loss. The Company compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, goodwill of the reporting unit is considered impaired, and that excess is recognized as a goodwill impairment loss. During the quarter ended March 31, 2024, the Company did not record any goodwill impairment loss.

Reclassification

Certain balances in the unaudited condensed consolidated financial statements for the three months ended March 31, 2023 have been reclassified to conform to the presentation in the unaudited condensed consolidated financial statements for the three months ended March 31, 2024, primarily the presentation of revenue, general and administrative expense, foreign currency exchange gain, and the realized and unrealized gain on investments and other operating expenses. The above separation affected revenue classifications, general and administrative expenses, foreign currency exchange gain, and the realized and unrealized gain on investments and other operating expenses in the comparative 2023 financial statements. Such reclassifications did not have a material impact on the unaudited condensed consolidated financial statements.

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

During the three months ended March 31, 2024 the Company recorded impairment of  long-lived assets of $652 compared with $0 impairment of long-lived assets in March 2023.

Recently Issued Accounting Standards

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating segment expense disclosures related to its annual report for fiscal year 2024.

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

Note 3. Potentially Dilutive Securities

The table below presents the computation of basic and diluted net loss per share of Common Stock:

	Three months ended
	March 31,
	2024	2023
Basic numerator:
Net loss attributable to XWELL, Inc.	$(2,512)	$(5,509)
Basic denominator:
Basic weighted average shares outstanding	4,182,617	4,167,295
Basic loss per share	$(0.60)	$(1.32)

Net loss per share data presented above excludes from the calculation of diluted net (loss) income, the following potentially dilutive securities, having an anti-dilutive impact, in case of net loss
Both vested and unvested options to purchase an equal number of shares of Common Stock	452,474	384,719
Unvested RSUs to issue an equal number of shares of Common Stock	6,458	16,319
Warrants to purchase an equal number of shares of Common Stock	—	200
Total number of potentially dilutive securities excluded from the calculation of earnings/(loss) per share attributable to common shareholders	458,932	401,238

Reverse Stock Split

On September 28, 2023, the Company effected a 1-for-20 reverse stock split, (the “Reverse Stock Split”) whereby every twenty shares of its Common Stock were reduced to one share of its Common Stock and the price per share of its Common Stock was multiplied by 20. All references to shares and per share amounts have been adjusted to reflect the reverse stock split.

Note 4. Cash, Cash Equivalents, and Restricted Cash

A reconciliation of the Company’s cash and cash equivalents in the Unaudited Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Unaudited Condensed Consolidated Statements of Cash Flows as of March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
Cash denominated in United States dollars	$1,875	$5,726
Cash denominated in currency other than United States dollars	2,155	2,395
Restricted cash	751	751
Credit and debit card receivables	287	316
Total cash, cash equivalents and restricted cash	$5,068	$9,188

The Company places its cash and temporary cash investments with credit quality institutions. At times, such cash denominated in United States dollars may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of March 31, 2024, and December 31, 2023, deposits in excess of FDIC limits were $932 and $4,195, respectively. As of March 31, 2024, and December 31, 2023, the Company held cash balances in overseas accounts, totaling $2,155 and $2,395 respectively, which are not insured by the FDIC. If the Company were to distribute the amounts held overseas, the Company would need to follow an approval and distribution process as defined in its operating and partnership agreements, which may delay and/or reduce the availability of that cash to the Company.

Note 5. Other current assets

As of March 31, 2024 and December 31, 2023, other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid expenses	$1,602	$894
Other	19	55
Total other current assets	$1,621	$949

Note 6. Intangible Assets

The following tables provides information regarding the Company’s intangible assets subject to amortization, which consist of the following:

	March 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade names	$200	$(12)	$188	$200	$(6)	$194
Customer relationships	1,012	(366)	646	1,012	(341)	671
Software	2,593	(2,174)	419	2,593	(2,120)	473
Licenses	35	(24)	11	35	(20)	15
Total intangible assets	$3,840	$(2,576)	$1,264	$3,840	$(2,487)	$1,353

The Company’s intangible assets are amortized over their expected useful lives. The Company recorded amortization expense of $84 and $382 during the three months ended March 31, 2024 and 2023, respectively.

Based on the intangible assets balance as of March 31, 2024, the estimated amortization expense for the remainder of the calendar year and each of the succeeding calendar years is as follows:

Calendar Years ending December 31,	Amount
Remaining 2024	$229
2025	307
2026	228
2027	122
2028	122
Thereafter	256
Total	$1,264

Note 7. Accrued expenses and other current liabilities

As of March 31, 2024 and December 31, 2023, accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Litigation accrual	$424	$449
Accrued compensation	1,184	2,098
Tax-related liabilities	485	501
Common area maintenance accruals	495	8
Accounts payable accruals	235	913
Gift certificates	508	509
Credit card processing fees	5	8
Other miscellaneous accruals	359	482
Total accrued expenses and other current liabilities	$3,695	$4,968

Note 8. Acquisition of Naples Wax, LLC

On September 12, 2023, the Company acquired all of the equity interests in Naples Wax, LLC, d/b/a Naples Wax Centers, a Florida limited liability company (“Naples Wax”), for an aggregate purchase price of $1,624, of which $1,574 was paid in cash at closing. The remaining $50 was held for six months as a holdback to cover any potential indemnification claims. $14 was paid in the quarter ended March 31, 2024. The remaining $36 was offset by operating expenses.

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

While the company uses its best estimates and assumptions to accurately apply preliminary values to assets acquired and liabilities assumed at the acquisition date, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. As of March 31, 2024, no impairment of the Company’s goodwill was required. The purchase accounting for the acquisition remains incomplete as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the condensed consolidated statements of operations.

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

For income tax purposes, this acquisition of 100% of the units is treated as an asset acquisition. As a result of the acquisition of Naples Wax, the company generated tax deductible goodwill of $1,371.

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

The following is a summary of the activity in the Company’s current and long-term operating lease liabilities for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(835)	$(973)

As of March 31, 2024, operating leases contain the following future minimum commitments:

Calendar Years ending December 31,	Amount
Remaining 2024	$2,577
2025	3,054
2026	1,979
2027	1,866
2028	1,497
2029	1,273
Thereafter	2,609
Total future lease payments	14,855
Less: interest expense at incremental borrowing rate	(2,745)
Net present value of lease liabilities	$12,110

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	5.95	years
Weighted average discount rate used to determine present value of operating lease liability:	7.33%

Cash paid for minimum annual rental obligations for the three months ended March 31, 2024 and 2023, were $450 and $662 respectively.

Variable lease payments calculated monthly as a percentage of a product and services revenue were $360 and $345 for the three months ended March 31, 2024 and 2023 respectively.

Note 10. Other Assets

As of March 31, 2024 and December 31, 2023, assets consisted of the following:

	March 31, 2024	December 31, 2023
Equity investments	$92	$50
Lease deposits	1,523	1,556
Other	170	236
Other assets	$1,785	$1,842

Note 11. Stockholders’ Equity

2023 Reverse Stock Split

On September 28, 2023, we effected the “Reverse Stock Split”, whereby every twenty shares of our common stock were reduced to one share of our common stock and the price per share of our common stock was multiplied by 20. All references to shares and per share amounts, including shares of common stock underlying stock options, warrants, and applicable exercise prices, have been retroactively adjusted for all periods presented herein to give effect to the Reverse Stock Split as required in accordance with United States of America generally accepted accounting principles.

Stock-based Compensation

The Company has a stock-based compensation plan available to grant stock options and RSUs to the Company’s directors, employees and consultants.

In September 2020, the Board of Directors approved a new stock-based compensation plan available to grant stock options, restricted stock and Restricted Stock Units (“RSU’s”) aggregating to 250,000 shares of Common Stock, to the Company’s directors, employees and consultants. Shareholder approval of the plan was subsequently obtained on October 28, 2020. On October 4, 2022, shareholders approved the amendment to the Company’s 2020 Equity Incentive Plan to increase the number of shares authorized for issuance under the Plan by 375,000 shares of Common Stock to an aggregate of 625,000 shares. Under the 2020 Equity Incentive Plan (the “2020 Plan”), a maximum of 141,120 shares of Common Stock remained available for issuance as of March 31, 2024.

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

In September 2020, XpresTest created a stock-based compensation plan available to grant stock options, restricted stock and RSU’s to the XpresTest’s directors, employees and consultants. Under the XpresTest 2020 Equity Incentive Plan (the “XpresTest Plan”), a maximum of 200 shares of XpresTest common stock may be awarded, which would represent 20% of the total number of shares of common stock of XpresTest as of March 31, 2024. Certain named executive officers, consultants, and directors of the Company are eligible to participate in the XpresTest Plan. The XpresTest Plan RSAs vest upon satisfaction of certain service and performance-based conditions. The fair value of the XpresTest Plan RSAs is determined based on the weighted average of (i) Fair Value of XpresTest under the Indirect Valuation Method developing assumptions for XpresSpa Net Market Cap and XpresSpa standalone Fair Value, and (ii) Direct Valuation Method developing assumptions for XpresTest Representative Forecasted Revenue for 2021 and Peer companies Revenue’s Multiples.

As of March 31, 2024 and 2023, there was $74 and $167 respectively of unrecognized stock-based compensation related to the XpresTest Plan.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past.

The following variables were used as inputs in the model:

Share price of the Company’s Common Stock on the grant date:	$1.50
Exercise price:	$1.50
Expected volatility:	121.04%
Expected dividend yield:	0%
Annual average risk-free rate:	4.14%
Expected term:	6.32	years

Total stock-based compensation for the three months ended March 31, 2024 and 2023 is $282 and $612, respectively.

The following tables summarize information about stock options and RSU activity for the three months ended March 31, 2024:

	RSUs		XpresTest RSAs		Stock options
		Weighted		Weighted		Weighted
		average		average		average	Exercise
	No. of	grant date	No. of	grant date	No. of	exercise	price
	RSUs	fair value	RSAs	fair value	options	price	range
Outstanding as of December 31, 2023	11,944	$6.08	5.00	$47,570	341,205	$26.85	$4.60 - 49,200
Granted	—	-	—	—	150,000	$1.50	1.50
Exercised/Vested	(2,986)	6.13	—	—	—	—
Forfeited	(2,500)	5.09	—	—	(29,278)	$17.40	$1.50 - 34.40
Expired	—	—	—	—	(9,453)	$67.89	$8.00 - 49,200
Outstanding as of March 31, 2024	6,458	$6.74	5.00	$47,570	452,474	$18.20	$1.50 - 7,080
Exercisable as of March 31, 2024					272,683	$25.07	$4.60- 7,080

Note 12. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provision for the three months ended March 31, 2024, reflects an estimated global annual effective tax rate of approximately 0% from continuing operations.

As of March 31, 2024, deferred tax assets generated from the Company’s U.S. activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. Net operating loss carryforwards generated after December 31, 2017 do not expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit. Income tax expense/(benefit) for the three months ended March 31, 2024 was $0 which was attributed to state taxing jurisdictions in which a measure of income is utilized to determine a tax liability. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has recorded accruals of $424 and $449 as of March 31, 2024 and December 31, 2023, respectively, which is included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

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

	For the three months ended
	March 31,
	2024	2023
Revenue
XpresSpa	$4,345	$4,499
XpresTest	3,643	2,360
Naples Wax	648	—
Treat	90	204
Total revenue	$8,726	$7,063

	2024	2023
Operating loss
XpresSpa	$(2,107)	$(3,132)
XpresTest	1,670	(281)
Naples Wax	(78)	—
Treat	(673)	(444)
Corporate and other	(1,191)	(2,431)
Total operating loss	$(2,379)	$(6,288)

	2024	2023
Depreciation & amortization
XpresSpa	$132	$423
XpresTest	26	86
Naples Wax	31	—
Treat	19	65
Corporate and other	17	13
Total depreciation & amortization	$225	$587

	For the three months ended
	March 31,
	2024	2023
Capital expenditures
XpresSpa	$261	$834
XpresTest	28	28
Naples Wax	22	—
Treat	—	33
Corporate and other	—	7
Total capital expenditures	$311	$902

	March 31, 2024	December 31, 2023
Long-lived Assets
XpresSpa	$8,383	$8,268
XpresTest	58	92
Naples Wax	2,711	1,371
Treat	28	669
Corporate and other	406	438
Total long-lived Assets	$11,586	$10,838

	March 31, 2024	December 31, 2023
Assets
XpresSpa	$19,098	$18,453
XpresTest	3,197	2,408
Naples Wax	3,784	2,951
Treat	524	848
Corporate and other	10,874	14,333
Total assets	$37,477	$38,993

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will be,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed on April 16, 2024, as subsequently amended on April 17, 2024 and April 29, 2024 (the “Annual Report”) and this Quarterly Report on Form 10-Q and any future reports we file with the Securities and Exchange Commission (“SEC”). The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

As of March 31, 2024, there were 21 domestic XpresSpa locations in total, 19 Company-owned locations and two franchises. We also had 11 international locations operating as of March 31, 2024, including two XpresSpa locations in Dubai International Airport in the United Arab Emirates, one XpresSpa location in Zayad International Airport in Abu Dhabi, UAE, three XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands and five XpresSpa locations in the Istanbul Airport in Turkey.

XpresTest

We, in partnership with certain COVID-19 testing partners, successfully launched its XpresCheck Wellness Centers, in June of 2020, through our XpresTest, Inc. subsidiary (“XpresTest”), which offered COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents during the pandemic. During 2022 and 2023, as countries continued to relax their testing requirements resulting in rapid decline of testing volumes at the Company’s XpresCheck locations, the Company closed XpresCheck Wellness Centers. As of December 31, 2023, we have closed all XpresCheck locations.

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

HyperPointe

XWELL’s subsidiary, gcg Connect, LLC, operating as HyperPointe, provides direct to business marketing support across a number of health and health-related channels.  From the creation of marketing campaigns for the pharmaceutical industry, to learning management systems to website and health related content creation, HyperPointe is a complementary service provider to our health-focused brands as well as providing the majority of services to the external community.

For reporting purposes, HyperPointe has been consolidated into the XpresTest segment.

Treat

Treat, which is operating through our subsidiary Treat, Inc. (“Treat”) is a wellness brand that provides access to wellness services for travelers at on-site centers (currently located in JFK International Airport). In April 2024, the decision was made to close the location in the Salt Lake City International Airport.

Treat offers a full retail product offering and a suite of wellness and spa services. Travelers can purchase time blocks to use our wellness rooms to engage in interactive services like self-guided yoga, meditation, and low impact weight exercises or to relax and unplug from the hectic pace of the airport and renew themselves before or after their trip.

Naples Wax Center

On September 12, 2023, we acquired Naples Wax, LLC, a group of upscale hair removal boutiques in Florida, for a purchase price of $1,624. Aiming to provide a memorable customer experience, Naples Wax Center operates three high-performing locations with core products and service offerings from face and body waxing to a range of skincare and cosmetic products. The acquisition of Naples Wax Center is intended to enable us to move beyond our airport client base with a business that can be adapted to a larger wellness platform while also growing our retail footprint to serve our long-term financial goals.

TreatStudios

Further, in Q4 of 2023, the Company began plans to open its first TreatStudios location in Jacksonville, Florida in 2024.  TreatStudios is an out-of-airport concept providing leased space to established wellness service providers.  Revenue will be derived from both lease payments received from the wellness practitioners and the sale of retail at the wellness center.

We believe that these strategic imperatives will be accomplished through development of an infrastructure specifically focused on enabling scalable and efficient growth.

2023 Reverse Stock Split

On September 28, 2023, we effected a 1-for-20 reverse stock split, whereby every twenty shares of our common stock were reduced to one share of our common stock and the price per share of our common stock was multiplied by 20. All references to shares and per share amounts, including shares of common stock underlying stock options, warrants, and applicable exercise prices, have been retroactively adjusted for all periods presented herein to give effect to the Reverse Stock Split as required in accordance with United States of America generally accepted accounting principles.

Results of Operations

Revenue

We recognize revenue from the sale of XpresSpa, Treat and Naples Wax services when they are rendered at our stores and from the sale of products at the time goods are purchased at our stores or online (usually by credit card), net of discounts and applicable sales taxes.

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

Cost of sales

Cost of sales for our XpresSpa, XpresTest, Naples Wax and Treat segments consist of location and segment level costs. Location and segment level costs include all costs that are directly attributable to operations, primarily payroll and related benefit costs for personnel, occupancy costs and cost of products sold.

Other general and administrative expenses

Other general and administrative expenses include management and administrative personnel, overhead and occupancy costs, insurance and various professional fees, as well as stock-based compensation for directors, management and administrative personnel.

Three months ended March 31, 2024, compared to the three months ended March 31, 2023

Revenue

	Three months ended March 31,
	2024	2023	Variance
Total revenue	$8,726	$7,063	$1,663

The increase in revenue of $1,663 or 24%, was primarily due to the increase in the XpresTest CDC contract and the addition of Naples Wax.

Cost of sales

	Three months ended March 31,
	2024	2023	Variance
Cost of sales	$6,055	$6,541	$(486)

The decrease in cost of sales of $486 or 7%, is a result of 3 XpresSpa locations closing during 2023. The largest component in the cost of sales is labor costs at the location-level. Cost of sales also includes rent and related occupancy costs, which can primarily include rent based on percentage of sales, as well as other product costs directly associated with the procurement of retail inventory, and other operating costs.

Depreciation and amortization

	Three months ended March 31,
	2024	2023	Variance
Depreciation and amortization	$225	$587	$(362)

The decrease in depreciation and amortization of approximately 62% was primarily due to the write-off of the stores that were permanently closed in 2023. Fewer locations resulted in lower depreciation of leasehold improvements. Depreciation and amortization expense also decreased because of the impairments and disposals of fixed assets during the year ended December 31, 2023.

	Three months ended March 31,
	2024	2023	Variance
Loss on disposal of assets	$652	$132	$520

The increase of approximately $520 was primarily due to the write-off of the Salt Lake City International Airport Treat location that was closed as of May 1, 2024.

General and administrative expenses

	Three months ended March 31,
	2024	2023	Variance
General and administrative	$2,092	$3,966	$(1,874)

The decrease of approximately 47% was primarily due to rightsizing our existing business and optimizing our cost structure. We have significantly reduced operating and overhead expenses since the second half of 2023, while we continue to focus on returning to overall profitability.

Salaries and benefits

	Three months ended March 31,
	2024	2023	Variance
Salaries and benefits	$2,081	$2,125	$(44)

The decrease of approximately 2% was primarily due to headcount reductions as we continue rightsizing our existing business.

Other non-operating expense, net

	Three months ended March 31,
	2024	2023	Variance
Other non-operating income (expense), net	$(58)	$(43)	$(15)

The following is a summary of the transactions included in other non-operating expense, net for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Bank fees and financing charges	(48)	(43)
Other	(10)	—
Total	$(58)	$(43)

Interest income, net

	Three months ended March 31,
	2024	2023	Variance
Interest income, net	$110	$393	$(283)

The decrease of $283 was primarily due to having less cash in interest bearing accounts.

Liquidity and Capital Resources

As of March 31, 2024, we had $4,317 of cash and cash equivalents (excluding restricted cash), $14,784 in marketable securities, and total current assets of $24,456. Our total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, and operating lease liabilities was approximately $9,187 as of March 31, 2024 and $9,330 as of December 31, 2023. The working capital surplus was $15,269 as of March 31, 2024, compared to a working capital surplus of $17,236 as of December 31, 2023.

We have carried out an assessment of our ability to continue as a going concern. As of the date of this Quarterly Report on Form 10Q, we believe that our Company has sufficient liquidity to fund operations for the next twelve months. Our primary liquidity and capital requirements are for the maintenance of our current XpresSpa and Treat locations and brand, as well as the expansion of Naples Wax and our off-airport strategy. During the three months ended March 31, 2024 and 2023, we used $3,682 and $5,865 in operations, respectively.

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

Critical Accounting Estimates

The unaudited condensed consolidated financial statements included with this Quarterly Report on Form 10Q should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, filed with the SEC which includes a description of our critical accounting estimates that involve subjective and complex judgments that could potentially affect reported results. There have been no material changes to our critical accounting estimates as to the methodologies or assumptions we apply under them. We continue to monitor such methodologies and assumptions.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and the Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

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

Changes in Internal Control over Financial Reporting

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings.

For information regarding legal proceedings, see Note 13. “Commitments and Contingencies” in our notes to the condensed consolidated financial statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited).”

Item 1A.      Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

XWELL, Inc.

Date:	May 15, 2024	By:	/s/ Scott R. Milford
Scott R. Milford
Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2024	By:	/s/ Suzanne A. Scrabis
Suzanne A. Scrabis
Chief Financial Officer
(Principal Financial and Accounting Officer)