Form 10-Q
period 2024-06-30
XWELL, Inc.
filed 2024-08-14
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, 5,256,024 shares of the registrant’s common stock were outstanding.

XWELL, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Current assets
Cash and cash equivalents	$5,418	$8,437
Marketable Securities	12,965	14,613
Accounts receivable	2,380	1,667
Inventory	871	900
Other current assets	1,501	949
Total current assets	23,135	26,566

Restricted cash	752	751
Property and equipment, net	2,454	2,454
Intangible assets, net	1,187	1,353
Operating lease right of use assets, net	5,617	4,656
Goodwill	1,389	1,371
Other assets	1,756	1,842
Total assets	$36,290	$38,993

Current liabilities
Accounts payable	$2,780	$1,099
Accrued expenses and other current liabilities	4,259	4,968
Current portion of operating lease liabilities	2,476	2,402
Deferred revenue	925	861
Total current liabilities	10,440	9,330

Long-term liabilities
Operating lease liabilities	8,622	8,692
Total liabilities	19,062	18,022
Commitments and contingencies (see Note 13)

Equity
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 4,186,435 and 4,179,631 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	42	42
Additional paid-in capital	471,281	470,737
Accumulated deficit	(460,361)	(455,853)
Accumulated other comprehensive loss	(2,164)	(1,924)
Total equity attributable to XWELL, Inc.	8,798	13,002
Noncontrolling interests	8,430	7,969
Total equity	17,228	20,971
Total liabilities and equity	$36,290	$38,993

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenue, net
Services	$8,402	$7,474	$16,437	$13,941
Products	880	701	1,571	1,297
Total revenue, net	9,282	8,175	18,008	15,238

Cost of sales
Labor	4,660	4,769	8,809	9,147
Occupancy	703	961	1,645	2,174
Products and other operating costs	840	1,255	1,810	2,205
Total cost of sales	6,203	6,985	12,264	13,526

Gross Profit	$3,079	$1,190	$5,744	$1,712

Depreciation and amortization	228	593	453	1,180
Impairment of long-lived assets	-	-	652	-
Loss on disposal of assets	19	18	19	18
General and administrative	3,072	3,183	5,156	7,281
Salaries and Benefits	1,653	2,120	3,735	4,245
Total operating expenses	4,972	5,914	10,015	12,724
Operating loss	(1,893)	(4,724)	(4,271)	(11,012)
Interest income, net	97	105	207	229
Gain on Investments, realized and unrealized	52	143	187	445
Foreign exchange gain (loss)	25	(1,141)	(141)	(1,056)
Other non-operating expense, net	(72)	(62)	(131)	(114)
Loss before income taxes	(1,791)	(5,679)	(4,149)	(11,508)
Income tax expense	-	-	-	-
Net loss	(1,791)	(5,679)	(4,149)	(11,508)
Net loss (income) attributable to noncontrolling interests	(205)	(51)	(359)	269
Net loss attributable to XWELL, Inc.	$(1,996)	$(5,730)	$(4,508)	$(11,239)

Net loss	$(1,791)	$(5,679)	$(4,149)	$(11,508)
Other comprehensive loss from operations	(65)	(464)	(240)	(594)
Comprehensive loss	$(1,856)	$(6,143)	$(4,389)	$(12,102)
Loss per share
Basic and diluted loss per share	$(0.48)	$(1.37)	$(1.08)	$(2.70)
Weighted-average number of shares outstanding during the period*
Basic and diluted	4,182,617	4,170,528	4,182,959	4,168,920

*Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on September 28, 2023.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

					Accumulated
			Additional		other	Total	Non-
	Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	in capital	deficit	loss	equity	interests	equity
December 31, 2023	4,179,631	$42	$470,737	$(455,853)	$(1,924)	$13,002	$7,969	$20,971
Issuance of restricted stock units	2,986	—	—	—	—	` —	—	—
Stock-based compensation	—	—	259	—	—	259	23	282
Net loss for the period	—	—	—	(2,512)	—	(2,512)	154	(2,358)
Foreign currency translation	—	—	—	—	(175)	(175)	45	(130)
March 31, 2024	4,182,617	$42	$470,996	$(458,365)	$(2,099)	$10,574	$8,191	$18,765
Issuance of restricted stock units	818	—	—	—	—	` —	—	—
Exercise of stock options	3,000	—	4	—	—	4	—	4
Stock-based compensation	—	—	281	—	—	281	23	304
Net loss for the period	—	—	—	(1,996)	—	(1,996)	205	(1,791)
Foreign currency translation	—	—	—		(65)	(65)	11	(54)
June 30, 2024	4,186,435	$42	$471,281	$(460,361)	$(2,164)	$8,798	$8,430	$17,228

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

(In thousands, except share and per share data)

					Accumulated
			Additional		other	Total	Non-
	Common stock*		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	in capital	deficit	loss	equity	interests	equity
December 31, 2022	4,161,613	$42	$468,530	$(428,112)	$(534)	$39,926	$8,023	$47,949
Issuance of restricted stock units	6,015	—	—	—	—	` —	—	—
Value of shares withheld to fund payroll taxes	—	—	(22)	—	—	(22)	—	(22)
Stock-based compensation	—	—	589	—	—	589	23	612
Net loss for the period	—	—	—	(5,509)	—	(5,509)	(320)	(5,829)
Foreign currency translation	—	—	—	—	(130)	(130)	11	(119)
March 31, 2023	4,167,628	$42	$469,097	$(433,621)	$(664)	$34,854	$7,737	$42,591
Issuance of restricted stock	3,298	—	—	—	—	` —	—	—
Stock-based compensation	—	—	603	—	—	603	23	626
Distributions to noncontrolling interests	—	—	—	—	—	—	(120)	(120)
Foreign currency translation	—	—	—	—	(464)	(464)	46	(418)
Net loss for the period	—	—	—	(5,730)	—	(5,730)	51	(5,679)
June 30, 2023	4,170,926	$42	$469,700	$(439,351)	$(1,128)	$29,263	$7,737	$37,000

*Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on September 28, 2023.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(4,149)	$(11,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	453	1,180
Impairment/loss on disposal of fixed assets	417	18
Impairment of operating lease right-of-use assets	254	—
Unrealized gain on marketable securities	(186)	(309)
Gain on Lease Termination	(655)	—
Foreign currency remeasurement loss	141	1,103
Amortization of operating lease right of use asset	604	806
Stock-based compensation	586	1,238
(Gain) loss on equity investment	(1)	33
Changes in assets and liabilities:
Decrease in inventory	30	316
(Increase) decrease in accounts receivable	(696)	924
(Increase) decrease in other assets, current and non-current	(454)	65
Increase (decrease) in deferred revenue	64	(77)
Decrease in other liabilities, current and non-current	(2,082)	(2,592)
Increase in accounts payable	1,549	185
Net cash used in operating activities	(4,125)	(8,618)
Cash flows from investing activities
Acquisition of property and equipment	(644)	(1,235)
Investment in marketable securities	(154)	(2,064)
Sale of marketable securities	1,988	—
Acquisition of intangibles	(9)	(471)
Net cash provided by (used in) investing activities	1,181	(3,770)
Cash flows from financing activities
Payments for shares withheld on vesting	—	(22)
Stock options exercised	4	—
Distributions to noncontrolling interests	—	(120)
Net cash provided by (used in) financing activities	4	(142)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(78)	(130)
Decrease in cash, cash equivalents and restricted cash	(3,018)	(12,660)
Cash, cash equivalents, and restricted cash at beginning of the period	9,188	19,789
Cash, cash equivalents, and restricted cash at end of the period	$6,170	$7,129
Cash paid for
Income taxes	$27	$122
Non-cash investing and financing transactions
Capital expenditures included in Accounts payable, accrued expenses and other current liabilities	$142	$397

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

As of June 30, 2024, there were 21 domestic XpresSpa locations in total, 19 Company-owned locations and two franchises. The Company also had 11 international locations operating as of June 30, 2024, including two XpresSpa locations in Dubai International Airport in the United Arab Emirates, one XpresSpa location in Zayad International Airport in Abu Dhabi, UAE, three XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands and five XpresSpa locations in the Istanbul Airport in Turkey.

XpresTest

The Company, in partnership with certain COVID-19 testing partners, successfully launched its XpresCheck Wellness Centers, in June of 2020, through its XpresTest, Inc. subsidiary (“XpresTest”), which offered COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents during the pandemic. During 2022 and 2023, as countries continued to relax their testing requirements resulting in rapid decline of testing volumes at the Company’s XpresCheck Wellness locations, the Company started to close XpresCheck Wellness Centers. As of December 31, 2023, we have closed all XpresCheck Wellness locations.

XpresTest, Inc began conducting bio surveillance monitoring with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo BioWorks in 2021. The program was extended in January 2022 and renewed in August of 2022 and 2023. In March 2024, the program funding and scope were expanded.

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

Naples Wax Center

XWELL’s subsidiary Naples Wax, LLC, d/b/a Naples Wax Centers (“Naples Wax Center” or “Naples Wax”) which was acquired on September 12, 2023, for a purchase price of $1,624 operates three high-performing locations with core products and service offerings from face and body waxing to a range of skincare and cosmetic products. The acquisition of Naples Wax Center is intended to enable the Company to move beyond its airport client base with a business that can be adapted to a larger wellness platform while also growing its retail footprint to serve long-term financial goals.

XWELL Studios

In Q4 of 2023, the Company began plans to open its first XWELL Studios location in Jacksonville, Florida in 2024.  XWELL Studios is an out-of-airport concept providing leased space to established wellness service providers.  Revenue will be derived from both lease payments received from the wellness practitioners and the sale of retail at the wellness center.

The Company believes that these strategic imperatives will be accomplished through development of an infrastructure specifically focused on enabling scalable and efficient growth.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as amended. The consolidated balance sheet as of December 31, 2023 was derived from the audited annual financial statements but does not include all information required by GAAP for annual financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On September 28, 2023, the Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) whereby every twenty shares of its Common Stock were reduced to one share of its Common Stock and the price per share of its Common Stock was multiplied by 20. All references to shares and per share amounts have been adjusted to reflect the Reverse Stock Split.

Liquidity and Financial Condition

As of June 30, 2024, the Company had cash and cash equivalents of $5,418 (excluding restricted cash), $12,965 in marketable securities, and total current assets of $23,135. The Company’s total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, and operating lease liabilities was $10,440 as of June 30, 2024, and $9,330 as of December 31, 2023. The working capital surplus was $12,695 as of June 30, 2024, compared to a working capital surplus of $17,236 as of December 31, 2023.

The Company has significantly reduced operating and overhead expenses, while it continues to focus on returning to overall profitability.

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

XpresTest

During the third quarter of 2022, XpresTest, in partnership with Ginkgo BioWorks in continuation of their support to the CDC’s traveler-based SARS-CoV-2 genomic surveillance program was awarded a new contract. The partnership is expected to support public health and biosecurity services totaling approximately $16,000, with an overall potential to exceed $61,000 based on CDC program options and public health priorities. As COVID-19 sub-variants and other biological threats continue to emerge, the partners plan to expand the program footprint and incorporate innovative modalities and offerings, such as monitoring of wastewater from aircraft lavatories. The current contract with Ginkgo BioWorks related to the above partnership contains fixed pricing for which the Company is entitled to $10,674 for the sample collection (passenger and aircraft wastewater) and $370 for the traveler enrollment initiatives, which represents the amount of consideration that we are entitled. The Company recognizes revenue over time for both sample collection performance obligations, using the input method based on time elapsed to measure progress towards satisfying each of the performance obligations. We recognized the revenue for the traveler enrollment initiative performance obligation in the second quarter of 2023. The Company recognizes revenue ratably (straight line basis) over the term of the contract (one year). The Company recorded $3,442 and $6,748 in revenue for the three and six months ended June 30, 2024, respectively, and $1,688 and $3,358 in revenue for the three and six months ended June 30, 2023, respectively related to sample collection performance obligations because the Company’s efforts towards satisfying each of the performance obligations are expended evenly throughout the period of performance.

HyperPointe

The Company’s HyperPointe business provides a broad range of service and support options for HyperPointe’s customers, including technical support services and advanced services. Technical support services represent the majority of these offerings which are distinct performance obligations that are satisfied over time with revenue recognized ratably over the contract term. Advanced services are distinct performance obligations that are satisfied over time with revenue recognized as services are delivered.  Revenues billed in advance are treated as deferred revenue, which was $141 and $72 as of June 30, 2024, and December 31, 2023, respectively. Deferred revenue recognized in the three and six months ended June 30, 2024, were $31 and $72, respectively.

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

In addition, XWELL maintains a rewards program in which customers earn loyalty points, which can be redeemed for future services. Loyalty points are rewarded upon joining the loyalty program, for customer birthdays, and based upon customer spending. When a customer redeems loyalty points, the Company recognizes revenue for the redeemed cash value and reduces the related loyalty program liability. In 2023, the Company adopted a formal expiration policy whereby any loyalty members with inactivity for an 18-month period will forfeit any unused loyalty rewards.

The costs associated with gift cards and reward points are accrued as the rewards are earned by the cardholder and are included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets until used.

Naples Wax Center offers prepaid wax packages that are either unlimited for one year or a set number of services. When the packages are purchased, the sales are recorded as deferred revenue. As services related to prepaid packages are used, revenue is recognized as income. The deferred revenue as of June 30, 2024, was $776 and for the year ended December 31, 2023, deferred revenue was $778.

Translation into United States dollars

The Company conducts certain transactions in foreign currencies, which are recorded at the exchange rate as of the transaction date. All exchange gains and losses occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are deemed non-operating income in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2024, the Company recorded $25 in exchange gains and $141 in exchange losses, respectively in exchange gains and losses occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies. During the three and six months ended June 30, 2023, the Company recorded $1,141 and $1,056 respectively in exchange loss.

Accounts of the foreign subsidiaries of XpresSpa are translated into United States dollars. Assets and liabilities have been translated primarily at period end exchange rates and revenues and expenses have been translated at average monthly rates for the three and six months ended June 30, 2024. The translation adjustments arising from the use of different exchange rates are included as foreign currency translation within the condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of changes in stockholders’ equity.

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

Goodwill

Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. Goodwill is not amortized and is reviewed for impairment annually, or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company performs a quantitative test to identify and measure the amount of goodwill impairment loss. The Company compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, goodwill of the reporting unit is considered impaired, and that excess is recognized as a goodwill impairment loss. During the three and six months ended June 30, 2024, and 2023, the Company did not record any goodwill impairment loss.

Reclassification

Certain balances in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023, have been reclassified to conform to the presentation in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024, primarily the presentation of revenue, general and administrative expense, the realized and unrealized gain on investments and other operating expenses. The above separation affected revenue classifications, general and administrative expenses, the realized and unrealized gain on investments and other operating expense in the comparative 2023 financial statements. Such reclassifications did not have a material impact on the unaudited condensed consolidated financial statements.

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

During the three and six months ended June 30, 2024, the Company recorded impairment of long-lived assets of $0 and $652, respectively compared to $0 for the three and six months ended June 30, 2023.

Recently Issued Accounting Standards

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating segment expense disclosures related to its Annual Report on Form 10-K for fiscal year 2024.

ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating income tax disclosures related to its Annual Report on Form 10-K for fiscal year 2025.

Note 3. Potentially Dilutive Securities

The table below presents the computation of basic and diluted net loss per share of Common Stock:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Basic numerator:
Net loss attributable to XWELL, Inc.	$(1,996)	$(5,730)	$(4,508)	$(11,239)
Basic denominator:
Basic weighted average shares outstanding	4,182,617	4,170,528	4,182,959	4,168,920
Basic net (loss) per share	$(0.48)	$(1.37)	$(1.08)	$(2.70)

Net loss per share data presented above excludes from the calculation of diluted net (loss) income, the following potentially dilutive securities, having an anti-dilutive impact, in case of net loss
Both vested and unvested options to purchase an equal number of shares of Common Stock	415,388	382,085	415,388	382,085
Unvested RSUs to issue an equal number of shares of Common Stock	5,208	16,632	5,208	16,632
Warrants to purchase an equal number of shares of Common Stock	—	200	—	200
Total number of potentially dilutive securities excluded from the calculation of earnings/(loss) per share attributable to common shareholders	420,596	398,917	420,596	398,917

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

Note 4. Cash, Cash Equivalents, and Restricted Cash

A reconciliation of the Company’s cash and cash equivalents in the Unaudited Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Unaudited Condensed Consolidated Statements of Cash Flows as of June 30, 2024, and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
Cash denominated in United States dollars	$2,893	$5,726
Cash denominated in currency other than United States dollars	2,204	2,395
Restricted cash	752	751
Credit and debit card receivables	321	316
Total cash, cash equivalents and restricted cash	$6,170	$9,188

The Company places its cash and temporary cash investments with credit quality institutions. At times, such cash denominated in United States dollars may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of June 30, 2024, and December 31, 2023, deposits in excess of FDIC limits were $2,805 and $4,195, respectively. As of June 30, 2024, and December 31, 2023, the Company held cash balances in overseas accounts, totaling $2,204 and $2,395 respectively, which are not insured by the FDIC. If the Company were to distribute the amounts held overseas, the

Company would need to follow an approval and distribution process as defined in its operating and partnership agreements, which may delay and/or reduce the availability of that cash to the Company.

Note 5. Other current assets

As of June 30, 2024, and December 31, 2023, other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Prepaid expenses	$1,421	$894
Other	80	55
Total other current assets	$1,501	$949

Note 6. Intangible Assets

The following tables provides information regarding the Company’s intangible assets subject to amortization, which consist of the following:

	June 30, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade names	$200	$(18)	$182	$200	$(6)	$194
Customer relationships	1,012	(391)	621	1,012	(341)	671
Software	2,584	(2,210)	374	2,593	(2,120)	473
Licenses	32	(22)	10	35	(20)	15
Total intangible assets	$3,828	$(2,641)	$1,187	$3,840	$(2,487)	$1,353

The Company’s intangible assets are amortized over their expected useful lives. The Company recorded amortization expense of $78 and $377 during the three months ended June 30, 2024 and 2023, respectively, and $159 and $759 during the six months ended June 30, 2024 and 2023, respectively.

Based on the intangible assets balance as of June 30, 2024, the estimated amortization expense for the remainder of the calendar year and each of the succeeding calendar years is as follows:

Calendar Years ending December 31,	Amount
Remaining 2024	$153
2025	307
2026	228
2027	122
2028	122
Thereafter	255
Total	$1,187

Note 7. Accrued expenses and other current liabilities

As of June 30, 2024, and December 31, 2023, accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Litigation accrual	$940	$449
Accrued compensation	1,517	2,098
Tax-related liabilities	485	501
Common area maintenance accruals	231	8
Accounts payable accruals	82	913
Gift certificates	508	509
Credit card processing fees	6	8
Other miscellaneous accruals	490	482
Total accrued expenses and other current liabilities	$4,259	$4,968

Note 8. Acquisition of Naples Wax, LLC

On September 12, 2023, the Company acquired all of the equity interests in Naples Wax, LLC, d/b/a Naples Wax Centers, a Florida limited liability company, for an aggregate purchase price of $1,624, of which $1,574 was paid in cash at closing. The remaining $50 was held for six months as a holdback to cover any potential indemnification claims. $14 was paid in the quarter ended March 31, 2024. The remaining $36 was offset by operating expenses.

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

While the company uses its best estimates and assumptions to accurately apply preliminary values to assets acquired and liabilities assumed at the acquisition date, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. As of June 30, 2024, no impairment of the Company’s goodwill was required. The purchase accounting for the acquisition remains incomplete as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the condensed consolidated statements of operations.

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

The following is a summary of the activity in the Company’s current and long-term operating lease liabilities for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,687)	$(1,839)

As of June 30, 2024, operating leases contain the following future minimum commitments:

Calendar Years ending December 31,	Amount
Remaining 2024	$1,711
2025	2,837
2026	1,913
2027	1,803
2028	1,436
2029	1,214
Thereafter	2,611
Total future lease payments	13,525
Less: interest expense at incremental borrowing rate	(2,427)
Net present value of lease liabilities	$11,098

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	5.80	years
Weighted average discount rate used to determine present value of operating lease liability:	7.21%

Cash paid for minimum annual rental obligations for the three and six months ended June 30, 2024, was $319 and $769 respectively. Cash paid for minimum annual rental obligations for the three and six months ended June 30, 2023, was $598 and $1,259 respectively.

Variable lease payments calculated monthly as a percentage of product and services revenue were $341 and $700 for the three and six months ended June 30, 2024, respectively. Variable lease payments calculated monthly as a percentage of product and services revenue were $365 and $711 for the three and six months ended June 30, 2023, respectively.

Note 10. Other Assets

As of June 30, 2024 and December 31, 2023, assets consisted of the following:

	June 30, 2024	December 31, 2023
Equity investments	$51	$50
Lease deposits	1,538	1,556
Other	167	236
Other assets	$1,756	$1,842

Note 11. Stockholders’ Equity

2023 Reverse Stock Split

On September 28, 2023, the Company effected the “Reverse Stock Split”, whereby every twenty shares of our common stock were reduced to one share of its common stock and the price per share of its common stock was multiplied by 20. All references to shares and per share amounts, including shares of common stock underlying stock options, warrants, and applicable exercise prices, have been retroactively adjusted for all periods presented herein to give effect to the Reverse Stock Split as required in accordance with United States of America generally accepted accounting principles.

Stock-based Compensation

The Company has a stock-based compensation plan available to grant stock options and RSUs to the Company’s directors, employees and consultants.

In September 2020, the Board of Directors approved a new stock-based compensation plan available to grant stock options, restricted stock and Restricted Stock Units (“RSUs”) aggregating to 250,000 shares of Common Stock, to the Company’s directors, employees and consultants. Shareholder approval of the plan was subsequently obtained on October 28, 2020. On October 4, 2022, shareholders approved the amendment to the Company’s 2020 Equity Incentive Plan to increase the number of shares authorized for issuance under the Plan by 375,000 shares of Common Stock to an aggregate of 625,000 shares. Under the 2020 Equity Incentive Plan (the “2020 Plan”), a maximum of 171,874 shares of Common Stock remained available for issuance as of June 30, 2024.

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

In September 2020, XpresTest created a stock-based compensation plan available to grant stock options, restricted stock and RSU’s to the XpresTest’s directors, employees and consultants. Under the XpresTest 2020 Equity Incentive Plan (the “XpresTest Plan”), a maximum of 200 shares of XpresTest common stock may be awarded, which would represent 20% of the total number of shares of common stock of XpresTest as of June 30, 2024. Certain named executive officers, consultants, and directors of the Company are eligible to participate in the XpresTest Plan. The XpresTest Plan RSAs vest upon satisfaction of certain service and performance-based conditions. The fair value of the XpresTest Plan RSAs is determined based on the weighted average of (i) Fair Value of XpresTest under the Indirect Valuation Method developing assumptions for XpresSpa Net Market Cap and XpresSpa standalone Fair Value, and (ii) Direct Valuation Method developing assumptions for XpresTest Representative Forecasted Revenue for 2021 and Peer companies Revenue’s Multiples.

As of June 30, 2024, and 2023, there was $50 and $144, respectively of unrecognized stock-based compensation related to the XpresTest Plan.

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

Total stock-based compensation for the three and six months ended June 30, 2024, was $304 and $586 respectively. Total stock-based compensation for the three and six months ended June 30, 2023, was $626 and $1,238, respectively.

The following tables summarize information about stock options and RSU activity for the six months ended June 30, 2024:

	RSUs		XpresTest RSAs		Stock options
		Weighted		Weighted		Weighted
		average		average		average	Exercise
	No. of	grant date	No. of	grant date	No. of	exercise	price
	RSUs	fair value	RSAs	fair value	options	price	range
Outstanding as of December 31, 2023	11,944	$6.08	5.00	$47,570	341,205	$26.85	$4.60 - 49,200
Granted	—	-	—	—	150,000	$1.50	$1.50
Exercised/Vested	(4,236)	5.67	—	—	(3,000)	$1.50	$1.50
Forfeited	(2,500)	5.09	—	—	(29,439)	$17.47	$1.50 - 34.40
Expired	—	—	—	—	(43,378)	$33.10	$8.00 - 49,200
Outstanding as of June 30, 2024	5,208	$7.26	5.00	$47,570	415,388	$17.05	$1.50 - 7,080
Exercisable as of June 30, 2024					371,279	$15.65	$1.50 - 7,080

Note 12. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provision for the three and six months ended June 30, 2024, reflects an estimated global annual effective tax rate of approximately 0% from continuing operations.

As of June 30, 2024, deferred tax assets generated from the Company’s U.S. activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. Net operating loss carryforwards generated after December 31, 2017, do not expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit. Income tax expense/(benefit) for the three and six months ended June 30, 2024 was $0, which was attributed to state taxing jurisdictions in which a measure of income is utilized to determine a tax liability. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has recorded accruals of $940 and $449 as of June 30, 2024 and December 31, 2023, respectively, which is included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The Company expenses legal fees in the period in which they are incurred.

OTG Management PHL B v. XpresSpa Philadelphia Terminal B et al.

On May 9, 2022, a lawsuit was filed in the Philadelphia Court of Common Pleas by OTG Management at Philadelphia International Airport, claiming that XWELL improperly backed out of its sublease for space at Terminal B and now owes between $864 and $2,250 in accelerated rent for the 12-year contract.  They claim that by refusing to complete the project, failing to commence and maintain operations, refusing to pay rent and improperly purporting to terminate the lease (among other acts and omissions), XWELL breached the lease. On June 20, 2024, an Order to Settle, Discontinue and End with Prejudice was filed as to all claims.

CPC Pain & Wellness SPV, LLC

On July 19, 2024, CPC Pain & Wellness SPV, LLC (“CPC”), a recently formed special purpose vehicle that announced it had acquired a 9.42% stake in XWELL in June 2024, filed suit in the Court of Chancery of the State of Delaware against the Company, Chairman Bruce T. Bernstein, and directors Michael Lebowitz, Robert Weinstein, Gaëlle Wizenberg, and Scott R. Milford (the “Action”).  In the Action, CPC alleged, in pertinent part, that the Board of Directors breached their fiduciary duties and that the Company and Board of Directors engaged in an unlawful, unenforceable, and inequitable application of the Company’s Third Amended and Restated Bylaws to reject CPC’s notice of intent to propose its own slate of directors for election at the 2024 annual meeting of stockholders. On August 2, 2024, the Court set the Action for trial on September 18-19, 2024. The Company has vigorously defended these claims.  As a result of the Company’s efforts, on August 9, 2024, CPC dismissed all claims in the Action, agreed to irrevocably withdraw its nominations, and agreed not assert any claims related to the 2024 annual meeting.

Settlement Agreement

On August 5, 2024, the Company, XpresSpa Middle East B.V., and certain parties thereto (such parties, the “Settlor Parties” entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company agreed to issue an aggregate of 416,000 shares of common stock (the “Settlement Shares”) which were issued on August 6, 2024, and have a fair market value of $2.26 per share to the Settlor Parties in consideration for their entry into the Settlement Agreement. The Settlement Shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued in reliance on one or more exemptions from registration under the Securities Act, including pursuant to Rule 903 of Regulation S under the Securities Act.

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

	For the three months ended
	June 30,
	2024	2023
Revenue
XpresSpa	$4,815	$5,228
XpresTest	3,842	2,859
Naples Wax	517	—
Treat	108	88
Corporate and other	—	—
Total revenue	$9,282	$8,175

Operating (loss)	2024	2023
XpresSpa	$(2,075)	$(2,822)
XpresTest	1,642	483
Naples Wax	(30)	—
Treat	631	(360)
Corporate and other	(2,061)	(2,025)
Total operating (loss)	$(1,893)	$(4,724)

Depreciation & Amortization	2024	2023
XpresSpa	$153	$431
XpresTest	30	83
Naples Wax	31	—
Treat	1	67
Corporate and other	13	12
Total Depreciation & Amortization	$228	$593

	For the six months ended
	June 30,
	2024	2023
Revenue
XpresSpa	$9,160	$9,727
XpresTest	7,485	5,219
Naples Wax	1,165	—
Treat	198	292
Total revenue	$18,008	$15,238

	2024	2023
Operating loss
XpresSpa	$(4,180)	$(5,954)
XpresTest	3,312	202
Naples Wax	(111)	—
Treat	(42)	(804)
Corporate and other	(3,250)	(4,456)
Total operating loss	$(4,271)	$(11,012)

	2024	2023
Depreciation & amortization
XpresSpa	$286	$854
XpresTest	56	169
Naples Wax	62	—
Treat	19	132
Corporate and other	30	25
Total depreciation & amortization	$453	$1,180

	For the six months ended
	June 30,
	2024	2023
Capital expenditures
XpresSpa	$619	$1,445
XpresTest	42	56
Naples Wax	123	—
Treat	—	45
Corporate and other	—	14
Total capital expenditures	$784	$1,560

	June 30, 2024	December 31, 2023
Long-lived Assets
XpresSpa	$8,530	$8,268
XpresTest	41	92
Naples Wax	2,871	1,371
Treat	28	669
Corporate and other	331	438
Total long-lived Assets	$11,801	$10,838

	June 30, 2024	December 31, 2023
Assets
XpresSpa	$19,369	$18,453
XpresTest	3,976	2,408
Naples Wax	3,847	2,951
Treat	419	848
Corporate and other	8,679	14,333
Total assets	$36,290	$38,993

Note 15. Subsequent Events

August 2024 Registered Direct Offering

On August 6, 2024, the Company entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which the Company agreed to sell and issue in a registered direct offering (the “August 2024 Offering”), an aggregate of 652,705 shares (the “August 2024 Shares”) of the Company’s common stock. The gross proceeds to the Company from the August 2024 Offering, prior to deducting estimated fees and expenses, were approximately $1.4 million. The August 2024 Offering closed on August 8, 2024.

The August 2024 Shares were offered and sold by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-273726), previously filed with the SEC on August 4, 2023, and declared effective by the SEC on September 29, 2023, and the base prospectus included therein.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will be,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024, as subsequently amended on April 17, 2024 and April 29, 2024 (the “Annual Report”) and this Quarterly Report on Form 10-Q and any future reports we file with the SEC. The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Although we recognize four segments of business, we believe there is opportunity to leverage a segment of our products and services across the Company’s platform of brands. Additionally, we are expanding our retail strategy, not only adding more products for sale but aligning those products more efficiently to our service offerings. This product strategy includes, for example, adding muscle relaxation patches to a neck or back massage to continue treatment after the delivery of the service. We are also continuing to add new service offerings to our in and out of airport locations.

We also plan to build our capability for delivering health and wellness services outside of the airport. We believe operating outside of the airport complements our offering and represents the fastest way to scale the XWELL family of brands.

We will be looking to further expand internationally. With international travel returning to pre-pandemic levels, we continue to be opportunistic in our approach, by taking advantage of the current market to growth. We believe a strategy for international expansion further advances our ability to expand our other brands including bio surveillance outside of the United States.

XpresSpa

XWELL’s subsidiary, XpresSpa Holdings, LLC (“XpresSpa”) has been a global airport retailer of spa services through our XpresSpa spa locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products.

As of June 30, 2024, there were 21 domestic XpresSpa locations in total, 19 Company-owned locations and two franchises. We also had 11 international locations operating as of June 30, 2024, including two XpresSpa locations in Dubai International Airport in the United Arab Emirates, one XpresSpa location in Zayad International Airport in Abu Dhabi, UAE, three XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands and five XpresSpa locations in the Istanbul Airport in Turkey.

XpresTest

We, in partnership with certain COVID-19 testing partners, successfully launched its XpresCheck Wellness Centers, in June of 2020, through our XpresTest, Inc. subsidiary (“XpresTest”), which offered COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents during the pandemic. During 2022 and 2023, as countries continued to relax their testing requirements resulting in rapid decline of testing volumes at the Company’s XpresCheck Wellness locations, the Company started to close XpresCheck Wellness Centers. As of December 31, 2023, we have closed all XpresCheck Wellness locations.

XpresTest began conducting bio surveillance monitoring with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo BioWorks in 2021 and on January 31, 2022, we announced the extension of our initial program, bringing the total contract to $5,537. In August 2022, the program was renewed in partnership with Ginkgo BioWorks. A new two-year contract was initiated which represents approximately $7,330 in revenue (for the first year) for the XpresTest segment.

The program was further renewed in August 2023 through a new one-year contract. The revenue to XpresTest from such one-year extension totaled approximately $7,044. In March 2024, the program funding and scope were expanded, a revenue increase of $4,000, to an estimated $11,044 in revenue for XpresTest with new collection locations at U.S. international airports in Miami (MIA) and Chicago (ORD) and the roll out of multi-pathogen testing across the program.

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

Naples Wax Center

On September 12, 2023, we acquired our subsidiary Naples Wax, LLC d/b/a Naples Wax Centers (“Naples Wax Centers” or “Naples Wax”), a group of upscale hair removal boutiques in Florida, for a purchase price of $1,624. Aiming to provide a memorable customer experience, Naples Wax Center operates three high-performing locations with core products and service offerings from face and body waxing to a range of skincare and cosmetic products. The acquisition of Naples Wax Center is intended to enable us to move beyond our airport client base with a business that can be adapted to a larger wellness platform while also growing our retail footprint to serve our long-term financial goals.

XWELL Studios

In Q4 of 2023, we began plans to open our first XWELL Studios location in Jacksonville, Florida in 2024.  XWELL Studios is an out-of-airport concept providing leased space to established wellness service providers.  Revenue will be derived from both lease payments received from the wellness practitioners and the sale of retail at the wellness center.

We believe that these strategic imperatives will be accomplished through development of an infrastructure specifically focused on enabling scalable and efficient growth.

Recent Developments

August 2024 Registered Direct Offering

On August 6, 2024, we entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which we agreed to sell and issue in a registered direct offering (the “August 2024 Offering”), an aggregate of 652,705 shares (the “August 2024 Shares”) of our common stock. The gross proceeds to us from the August 2024 Offering, prior to deducting estimated fees and expenses, were approximately $1.4 million. The August 2024 Offering closed on August 8, 2024.

The August 2024 Shares were offered and sold by us pursuant to a shelf registration statement on Form S-3 (File No. 333-273726), previously filed with the SEC on August 4, 2023, and declared effective by the SEC on September 29, 2023, and the base prospectus included therein.

2023 Reverse Stock Split

On September 28, 2023, we effected a 1-for-20 reverse stock split (the “Reverse Stock Split”), whereby every twenty shares of our common stock were reduced to one share of our common stock and the price per share of our common stock was multiplied by 20. All references to shares and per share amounts, including shares of common stock underlying stock options, warrants, and applicable exercise prices, have been retroactively adjusted for all periods presented herein to give effect to the Reverse Stock Split as required in accordance with US GAAP.

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

Three months ended June 30, 2024, compared to the three months ended June 30, 2023

Revenue

	Three months ended June 30,
	2024	2023	Variance
Total revenue	$9,282	$8,175	$1,107

The increase in revenue of $1,107 or 14%, was primarily due to the increase in the XpresTest CDC contract and the addition of Naples Wax.

Cost of sales

	Three months ended June 30,
	2024	2023	Variance
Cost of sales	$6,203	$6,985	$(782)

The decrease in cost of sales of $782 or 11%, is a result of three XpresSpa locations closing during 2023. The largest component in the cost of sales is labor costs at the location-level. Cost of sales also includes rent and related occupancy costs, which can primarily include rent based on percentage of sales, as well as other product costs directly associated with the procurement of retail inventory, and other operating costs.

Depreciation and amortization

	Three months ended June 30,
	2024	2023	Variance
Depreciation and amortization	$228	$593	$(365)

The decrease in depreciation and amortization of approximately 62% was primarily due to the write-off of the stores that were permanently closed in 2023. Fewer locations resulted in lower depreciation of leasehold improvements. Depreciation and amortization expense also decreased because of the impairments and disposals of fixed assets during the year ended December 31, 2023 and the three months ended March 31, 2024.

Impairment/loss on disposal of assets

	Three months ended June 30,
	2024	2023	Variance
Loss on disposal of assets	$19	$18	$1

The increase in loss on disposal of assets of approximately 6% was due to the closing of one XpresSpa in Orlando.

General and administrative expenses

	Three months ended June 30,
	2024	2023	Variance
General and administrative	$3,072	$3,183	$(111)

The decrease of approximately 3% was primarily due to rightsizing our existing business and optimizing our cost structure. We have significantly reduced operating and overhead expenses while we continue to focus on returning to overall profitability.

Salaries and benefits

	Three months ended June 30,
	2024	2023	Variance
Salaries and benefits	$1,653	$2,120	$(467)

The decrease of approximately 22% was primarily due to headcount reductions as we continue rightsizing our existing business.

Other non-operating expense, net

	Three months ended June 30,
	2024	2023	Variance
Other non-operating income (expense), net	$(72)	$(62)	$(10)

The following is a summary of the transactions included in other non-operating expense, net for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023
Bank fees and financing charges	(41)	(52)
Other	(31)	(10)
Total	$(72)	$(62)

Interest income, net

	Three months ended June 30,
	2024	2023	Variance
Interest income, net	$97	$105	$(8)

The decrease of $8 was primarily due to having less cash in interest bearing accounts.

Six months ended June 30, 2024, compared to the six months ended June 30, 2023

Revenue

	Six months ended June 30,
	2024	2023	Variance
Total revenue	$18,008	$15,238	$2,770

The increase in revenue of $2,770 or 18%, was primarily due to the increase in the XpresTest CDC contract and the addition of Naples Wax.

Cost of sales

	Six months ended June 30,
	2024	2023	Variance
Cost of sales	$12,264	$13,526	$(1,262)

The decrease in cost of sales of $1,262 or 9%, is a result of three XpresSpa locations closing during 2023. The largest component in the cost of sales is labor costs at the location-level. Cost of sales also includes rent and related occupancy costs, which can primarily include rent based on percentage of sales, as well as other product costs directly associated with the procurement of retail inventory, and other operating costs.

Depreciation and amortization

	Six months ended June 30,
	2024	2023	Variance
Depreciation and amortization	$453	$1,180	$(727)

The decrease in depreciation and amortization of approximately 62% was primarily due to the write-off of the stores that were permanently closed in 2023. Fewer locations resulted in lower depreciation of leasehold improvements. Depreciation and amortization expense also decreased because of the impairments and disposals of fixed assets during the year ended December 31, 2023 and the three months ended March 31, 2024.

Impairment/loss on disposal of assets

	Six months ended June 30,
	2024	2023	Variance
Loss on disposal of assets	$671	$18	$653

The increase of approximately $653 was primarily due to the write-off of the Salt Lake City International Airport Treat location that was closed as of May 1, 2024 and one XpresSpa location in Orlando that was closed as of May 31, 2024.

General and administrative expenses

	Six months ended June 30,
	2024	2023	Variance
General and administrative	$5,156	$7,281	$(2,125)

The decrease of approximately 29% was primarily due to rightsizing our existing business and optimizing our cost structure. We have significantly reduced operating and overhead expenses while we continue to focus on returning to overall profitability.

Salaries and benefits

	Six months ended June 30,
	2024	2023	Variance
Salaries and benefits	$3,735	$4,245	$(510)

The decrease of approximately 12% was primarily due to headcount reductions as we continue rightsizing our existing business.

Other non-operating expense, net

	Six months ended June 30,
	2024	2023	Variance
Other non-operating income (expense), net	$(131)	$(114)	$(17)

The following is a summary of the transactions included in other non-operating expense, net for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
Bank fees and financing charges	(90)	(104)
Other	(41)	(10)
Total	$(131)	$(114)

Interest income, net

	Six months ended June 30,
	2024	2023	Variance
Interest income, net	$207	$229	$(22)

The decrease of $22 was primarily due to having less cash in interest bearing accounts.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $5,418 (excluding restricted cash), $12,965 in marketable securities, and total current assets of $23,135. Our total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, and operating lease liabilities was $10,440 as of June 30, 2024, and $9,330 as of December 31, 2023. The working capital surplus was $12,695 as of June 30, 2024, compared to a working capital surplus of $17,236 as of December 31, 2023.

We have carried out an assessment of our ability to continue as a going concern. As of the date of this Quarterly Report on Form 10Q, we believe that we have sufficient liquidity to fund operations for the next twelve months. Our primary liquidity and capital requirements are for the maintenance of our current XpresSpa and Treat locations and brand, as well as the expansion of Naples Wax and our off-airport strategy. During the six months ended June 30, 2024 and 2023, we used $4,125 and $8,618 in operations, respectively.

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

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief

Financial Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and the Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Bylaws of XWELL, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2024).

10.1

Form of Securities Purchase Agreement, dated as of August 6, 2024, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2024).

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

XWELL, Inc.

Date:	August 14, 2024	By:	/s/ Scott R. Milford
Scott R. Milford
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2024	By:	/s/ Suzanne A. Scrabis
Suzanne A. Scrabis
Chief Financial Officer
(Principal Financial and Accounting Officer)