Form 10-Q
period 2024-09-30
XWELL, Inc.
filed 2024-11-14
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, 5,256,024 shares of the registrant’s common stock were outstanding.

XWELL, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Current assets
Cash and cash equivalents	$4,365	$8,437
Marketable securities	11,660	14,613
Accounts receivable	914	1,667
Inventory	669	900
Other current assets	1,905	949
Total current assets	19,513	26,566

Restricted cash	751	751
Property and equipment, net	2,959	2,454
Intangible assets, net	1,107	1,353
Operating lease right of use assets, net	6,234	4,656
Goodwill	1,389	1,371
Other assets	1,832	1,842
Total assets	$33,785	$38,993

Current liabilities
Accounts payable	$2,704	$1,099
Accrued expenses and other current liabilities	3,692	4,968
Current portion of operating lease liabilities	2,508	2,402
Deferred revenue	946	861
Total current liabilities	9,850	9,330

Long-term liabilities
Operating lease liabilities	9,108	8,692
Total liabilities	18,958	18,022
Commitments and contingencies (see Note 13)

Equity
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 5,256,024 and 4,179,631 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	53	42
Additional paid-in capital	473,773	470,737
Accumulated deficit	(465,111)	(455,853)
Accumulated other comprehensive loss	(2,411)	(1,924)
Total equity attributable to XWELL, Inc.	6,304	13,002
Noncontrolling interests	8,523	7,969
Total equity	14,827	20,971
Total liabilities and equity	$33,785	$38,993

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenue, net
Services	$7,486	$6,721	$23,924	$20,662
Products	936	747	2,506	2,044
Total revenue, net	8,422	7,468	26,430	22,706

Cost of sales
Labor	4,426	4,462	13,235	13,609
Occupancy	919	1,063	2,564	3,237
Products and other operating costs	1,024	852	2,834	3,057
Total cost of sales	6,369	6,377	18,633	19,903

Gross Profit	$2,053	$1,091	$7,797	$2,803

Depreciation and amortization	252	590	705	1,770
Impairment of long-lived assets	-	7,878	652	7,878
Impairment of operating lease right-of-use assets	-	517	-	517
Loss on disposal of assets	152	16	171	34
General and administrative	4,525	3,001	9,682	10,282
Salaries and benefits	1,893	1,178	5,627	5,423
Total operating expenses	6,822	13,180	16,837	25,904
Operating loss	(4,769)	(12,089)	(9,040)	(23,101)
Interest income, net	100	105	308	334
Gain on investments, realized and unrealized	106	205	293	650
Foreign exchange gain (loss)	(69)	366	(210)	(690)
Other non-operating expense, net	(73)	(178)	(205)	(292)
Loss before income taxes	(4,705)	(11,591)	(8,854)	(23,099)
Income tax expense	-	-	-	-
Net loss	(4,705)	(11,591)	(8,854)	(23,099)
Net loss (income) attributable to noncontrolling interests	(45)	60	(404)	329
Net loss attributable to XWELL, Inc.	$(4,750)	$(11,531)	$(9,258)	$(22,770)

Net loss	$(4,705)	$(11,591)	$(8,854)	$(23,099)
Other comprehensive loss from operations	(247)	(514)	(487)	(1,108)
Comprehensive loss	$(4,952)	$(12,105)	$(9,341)	$(24,207)
Loss per share
Basic and diluted loss per share	$(0.99)	$(2.76)	$(2.11)	$(5.46)
Weighted-average number of shares outstanding during the period
Basic and diluted	4,818,681	4,173,894	4,394,106	4,170,629

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

					Accumulated
			Additional		other	Total	Non-
	Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	in capital	deficit	loss	equity	interests	equity
December 31, 2023	4,179,631	$42	$470,737	$(455,853)	$(1,924)	$13,002	$7,969	$20,971
Issuance of restricted stock units	2,986	—	—	—	—	—	—	—
Stock-based compensation	—	—	259	—	—	259	23	282
Net loss for the period	—	—	—	(2,512)	—	(2,512)	154	(2,358)
Foreign currency translation	—	—	—	—	(175)	(175)	45	(130)
March 31, 2024	4,182,617	$42	$470,996	$(458,365)	$(2,099)	$10,574	$8,191	$18,765
Issuance of restricted stock units	818	—	—	—	—	—	—	—
Exercise of stock options	3,000	—	4	—	—	4	—	4
Stock-based compensation	—	—	281	—	—	281	23	304
Net loss for the period	—	—	—	(1,996)	—	(1,996)	205	(1,791)
Foreign currency translation	—	—	—		(65)	(65)	11	(54)
June 30, 2024	4,186,435	$42	$471,281	$(460,361)	$(2,164)	$8,798	$8,430	$17,228
Issuance of restricted stock units	884	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—
Stock issued related to legal settlement	416,000	4	936	—	—	940	—	940
Stock-based compensation	—	—	208	—	—	208	24	232
Proceeds from registered offering	652,705	7	1,348	—	—	1,355	—	1,355
Net loss for the period	—	—	—	(4,750)	—	(4,750)	45	(4,705)
Foreign currency translation	—	—	—	—	(247)	(247)	24	(223)
September 30, 2024	5,256,024	$53	$473,773	$(465,111)	$(2,411)	$6,304	$8,523	$14,827

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

(In thousands, except share and per share data)

					Accumulated
			Additional		other	Total	Non-
	Common stock*		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	in capital	deficit	loss	equity	interests	equity
December 31, 2022	4,161,613	$42	$468,530	$(428,112)	$(534)	$39,926	$8,023	$47,949
Issuance of restricted stock units	6,015	—	—	—	—	—	—	—
Value of shares withheld to fund payroll taxes	—	—	(22)	—	—	(22)	—	(22)
Stock-based compensation	—	—	589	—	—	589	23	612
Net loss for the period	—	—	—	(5,509)	—	(5,509)	(320)	(5,829)
Foreign currency translation	—	—	—	—	(130)	(130)	11	(119)
March 31, 2023	4,167,628	$42	$469,097	$(433,621)	$(664)	$34,854	$7,737	$42,591
Issuance of restricted stock	3,297	—	—	—	—	—	—	—
Stock-based compensation	—	—	603	—	—	603	23	626
Distributions to noncontrolling interests	—	—	—	—	—	—	(120)	(120)
Foreign currency translation	—	—	—	—	(464)	(464)	46	(418)
Net loss for the period	—	—	—	(5,730)	—	(5,730)	51	(5,679)
June 30, 2023	4,170,925	$42	$469,700	$(439,351)	$(1,128)	$29,263	$7,737	$37,000
Issuance of restricted stock	3,456	—	—	—	—	—	—	—
Stock-based compensation	—	—	567	—	—	567	24	591
Grant of stock for services	—	—	3	—	—	3	—	3
Distributions to noncontrolling interests	—	—	—	—	—	—	150	150
Foreign currency translation	—	—	—	—	(514)	(514)	18	(496)
Net loss for the period	—	—	—	(11,531)	—	(11,531)	(60)	(11,591)
September 30, 2023	4,174,381	$42	$470,270	$(450,882)	$(1,642)	$17,788	$7,869	$25,657

*Adjusted to reflect the impact of the 1:20 reverse stock split that became effective on September 28, 2023.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(8,854)	$(23,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	705	1,770
Impairment/loss on disposal of fixed assets	569	8,429
Impairment of operating lease right-of-use assets	254	—
Unrealized gain on marketable securities	(301)	(668)
Gain on Lease Termination	(655)	(821)
Foreign currency remeasurement loss	210	690
Amortization of operating lease right of use asset	928	1,163
Stock-based compensation	818	1,832
(Gain) loss on equity investment	8	53
Changes in assets and liabilities:
Decrease in inventory	231	192
Decrease in accounts receivable	746	1,665
(Increase) in other assets, current and non-current	(1,233)	(336)
Increase (decrease) in deferred revenue	85	(266)
(Decrease) in other liabilities, current and non-current	(2,143)	(3,226)
Increase (decrease) in accounts payable	1,091	(251)
Net cash used in operating activities	(7,541)	(12,873)
Cash flows from investing activities
Acquisition of property and equipment	(1,054)	(1,639)
Investment in marketable securities	(238)	(1,991)
Acquisition of Naples Wax net of cash assumed	—	(1,574)
Sale of marketable securities	3,492	4,500
Acquisition of intangibles	(9)	(468)
Net cash provided by (used in) investing activities	2,191	(1,172)
Cash flows from financing activities
Contributions from noncontrolling interests	—	150
Net proceeds from stock sale	1,355	—
Payments for shares withheld on vesting	—	(22)
Stock options exercised	4	—
Distributions to noncontrolling interests	—	(120)
Net cash provided by financing activities	1,359	8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(81)	(174)
Decrease in cash, cash equivalents and restricted cash	(4,072)	(14,211)
Cash, cash equivalents, and restricted cash at beginning of the period	9,188	19,789
Cash, cash equivalents, and restricted cash at end of the period	$5,116	$5,578
Cash paid for
Income taxes	$36	$142
Non-cash investing and financing transactions
Issuance of shares of Common Stock for legal settlement	940	—
Capital expenditures included in Accounts payable, accrued expenses and other current liabilities	$521	$197

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

As of September 30, 2024, there were 19 domestic XpresSpa locations in total, 17 Company-owned locations and two franchises. The Company also had 10 international locations operating as of September 30, 2024, including two XpresSpa locations in Dubai International Airport in the United Arab Emirates, one XpresSpa location in Zayad International Airport in Abu Dhabi, UAE, three XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands and four XpresSpa locations in the Istanbul Airport in Turkey.

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

XpresTest, Inc began conducting bio surveillance monitoring with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo BioWorks in 2021. The program was extended in January 2022 and renewed in August of 2022 and 2023. In March 2024, the program funding and scope were expanded. The program was renewed in August of 2024.

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

XWELL Studios

The Company plans to open its first XWELL Studios location in Jacksonville, Florida in 2025.  XWELL Studios is an out-of-airport concept providing leased space to established wellness service providers.  Revenue will be derived from both lease payments received from the wellness practitioners and the sale of retail at the wellness center.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as amended. The consolidated balance sheet as of December 31, 2023 was derived from the audited annual financial statements but does not include all information required by GAAP for annual financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On September 28, 2023, the Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) whereby every twenty shares of its Common Stock were reduced to one share of its Common Stock and the price per share of its Common Stock was multiplied by 20. All references to shares and per share amounts have been adjusted to reflect the Reverse Stock Split.

Liquidity and Financial Condition

As of September 30, 2024, the Company had cash and cash equivalents of $4,365 (excluding restricted cash), $11,660 in marketable securities, and total current assets of $19,513. The Company’s total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, and operating lease liabilities was $9,850 as of September 30, 2024, and $9,330 as of December 31, 2023. The working capital surplus was $9,663 as of September 30, 2024, compared to a working capital surplus of $17,236 as of December 31, 2023.

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

Note 2. Accounting and Reporting Policies

Use of estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include the Company’s long-lived assets, intangibles assets, the useful lives of the Company’s intangible assets, the valuation of stock-based compensation, deferred tax assets and liabilities, income tax uncertainties, and other contingencies.

Revenue Recognition Policy

XpresSpa, Treat and Naples Wax Center

The Company recognizes revenue from the sale of products and services when the services are rendered at XpresSpa, Treat, and Naples Wax Centers locations and from the sale of products at the time products are purchased at the Company’s stores or online usually by credit card, net of discounts and applicable sales taxes. Accordingly, the Company recognizes revenue for the Company’s single performance obligation related to both in-store and online sales at the point at which the service has been performed or the control of the merchandise has passed to the customer. The Company recognizes revenue from Priority Pass services when an invoice is generated to Priority Pass detailing the number of services performed multiplied by the agreed upon price.

XpresTest

During the third quarter of 2022, XpresTest, in partnership with Ginkgo BioWorks in continuation of their support to the CDC’s traveler-based SARS-CoV-2 genomic surveillance program was awarded a new contract. The partnership is expected to support public health and biosecurity services totaling approximately $16,000, with an overall potential to exceed $61,000 based on CDC program options and public health priorities. As COVID-19 sub-variants and other biological threats continue to emerge, the partners plan to expand the program footprint and incorporate innovative modalities and offerings, such as monitoring of wastewater from aircraft lavatories. The current contract with Ginkgo BioWorks related to the above partnership contains fixed pricing for which the Company is entitled to $14,730 for the sample collection (passenger and aircraft wastewater) and $370 for the traveler enrollment initiatives, which represents the amount of consideration that we are entitled. The Company recognizes revenue over time for both sample collection performance obligations, using the input method based on time elapsed to measure progress towards satisfying each of the performance obligations. We recognized the revenue for the traveler enrollment initiative performance obligation in the second quarter of 2023. The Company recognizes revenue ratably (straight line basis) over the term of the contract (one year). The Company recorded $2,542 and $9,289 in revenue for the three and nine months ended September 30, 2024, respectively, and $1,603 and $5,531 in revenue for the three and nine months ended September 30, 2023, respectively related to sample collection performance obligations because the Company’s efforts towards satisfying each of the performance obligations are expended evenly throughout the period of performance.

HyperPointe

The Company’s HyperPointe business provides a broad range of service and support options for HyperPointe’s customers, including technical support services and advanced services. Technical support services represent the majority of these offerings which are distinct performance obligations that are satisfied over time with revenue recognized ratably over the contract term. Advanced services are distinct performance obligations that are satisfied over time with revenue recognized as services are delivered.  Revenues billed in advance are treated as deferred revenue, which was $112 and $72 as of September 30, 2024, and December 31, 2023, respectively. Deferred revenue recognized in the three and nine months ended September 30, 2024, were $0 and $72, respectively. Deferred revenue recognized in the three and nine months ended September 30, 2023, were $111 and $321, respectively.

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

Naples Wax Center offers prepaid wax packages that are either unlimited for one year or a set number of services. When the packages are purchased, the sales are recorded as deferred revenue. As services related to prepaid packages are used, revenue is recognized as income. The deferred revenue as of September 30, 2024, was $828 and for the year ended December 31, 2023, deferred revenue was $778.

Translation into United States dollars

The Company conducts certain transactions in foreign currencies, which are recorded at the exchange rate as of the transaction date. All exchange gains and losses occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are deemed non-operating income in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2024, the Company recorded $69 and $210, respectively, in exchange gains occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies. During the three and nine months ended September 30, 2023, the Company recorded $366 in exchange losses and $690 in exchange gains respectively, occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies.

Accounts of the foreign subsidiaries of XpresSpa are translated into United States dollars. Assets and liabilities have been translated primarily at period end exchange rates and revenues and expenses have been translated at average monthly rates for the three and nine months ended September 30, 2024. The translation adjustments arising from the use of different exchange rates are included as foreign currency translation within the condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of changes in stockholders’ equity.

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

The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount in which the carrying value exceeds the fair value of the asset. In assessing the recoverability of the Company’s intangible assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information.  During the three and nine months ended September 30, 2024, the Company did not record any intangible impairment loss. During the three and nine months ended September 30, 2023, the Company recorded $2,758 of intangible impairment loss.

Goodwill

Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. Goodwill is not amortized and is reviewed for impairment annually, or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company performs a quantitative test to identify and measure the amount of goodwill impairment loss. The Company compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, goodwill of the reporting unit is considered impaired, and that excess is recognized as a goodwill impairment loss. During the three and nine months ended September 30, 2024, the Company did not record any goodwill impairment loss. During the three and nine months ended September 30, 2023, the Company recorded $4,024 of goodwill impairment loss.

Reclassification

Certain balances in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023, have been reclassified to conform to the presentation in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024, primarily the presentation of revenue, general and administrative expense, the realized and unrealized gain on investments and other operating expenses. The above separation affected revenue classifications, general and administrative expenses, the realized and unrealized gain on investments and other operating expense in the comparative 2023 financial statements. Such reclassifications did not have a material impact on the unaudited condensed consolidated financial statements.

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

During the three and nine months ended September 30, 2024, the Company recorded impairment of long-lived assets of $0 and $652, respectively compared to $1,096 for the three and nine months ended September 30, 2023, respectively.

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

Note 3. Potentially Dilutive Securities

The table below presents the computation of basic and diluted net loss per share of Common Stock:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic numerator:
Net loss attributable to XWELL, Inc.	$(4,750)	$(11,531)	$(9,258)	$(22,770)
Basic denominator:
Basic weighted average shares outstanding	4,818,681	4,173,894	4,394,106	4,170,629
Basic net (loss) per share	$(0.99)	$(2.76)	$(2.11)	$(5.46)

Net loss per share data presented above excludes from the calculation of diluted net (loss) income, the following potentially dilutive securities, having an anti-dilutive impact, in case of net loss
Both vested and unvested options to purchase an equal number of shares of Common Stock	439,487	377,717	439,487	377,717
Unvested RSUs to issue an equal number of shares of Common Stock	35,208	14,444	35,208	14,444
Warrants to purchase an equal number of shares of Common Stock	—	200	—	200
Total number of potentially dilutive securities excluded from the calculation of earnings/(loss) per share attributable to common shareholders	474,695	392,361	474,695	392,361

Note 4. Cash, Cash Equivalents, and Restricted Cash

A reconciliation of the Company’s cash and cash equivalents in the Unaudited Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Unaudited Condensed Consolidated Statements of Cash Flows as of September 30, 2024, and December 31, 2023 is as follows:

	September 30, 2024	December 31, 2023
Cash denominated in United States dollars	$1,777	$5,726
Cash denominated in currency other than United States dollars	2,305	2,395
Restricted cash	751	751
Credit and debit card receivables	283	316
Total cash, cash equivalents and restricted cash	$5,116	$9,188

The Company places its cash and temporary cash investments with credit quality institutions. At times, such cash denominated in United States dollars may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of September 30, 2024, and December 31, 2023, deposits in excess of FDIC limits were $2,048 and $4,195, respectively. As of September 30, 2024, and December 31, 2023, the Company held cash balances in overseas accounts, totaling $2,305 and $2,395 respectively, which are not insured by the FDIC. If the Company were to distribute the amounts held overseas, the Company would need to follow an approval and distribution process as defined in its operating and partnership agreements, which may delay and/or reduce the availability of that cash to the Company.

Note 5. Other current assets

As of September 30, 2024, and December 31, 2023, other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Prepaid expenses	$1,814	$894
Other	91	55
Total other current assets	$1,905	$949

Note 6. Intangible Assets

The following tables provides information regarding the Company’s intangible assets subject to amortization, which consist of the following:

	September 30, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade names	$200	$(23)	$177	$200	$(6)	$194
Customer relationships	1,012	(416)	596	1,012	(341)	671
Software	2,584	(2,257)	327	2,593	(2,120)	473
Licenses	30	(23)	7	35	(20)	15
Total intangible assets	$3,826	$(2,719)	$1,107	$3,840	$(2,487)	$1,353

The Company’s intangible assets are amortized over their expected useful lives. The Company recorded amortization expense of $78 and $396 during the three months ended September 30, 2024 and 2023, respectively, and $237 and $1,155 during the nine months ended September 30, 2024 and 2023, respectively.

Based on the intangible assets balance as of September 30, 2024, the estimated amortization expense for the remainder of the calendar year and each of the succeeding calendar years is as follows:

Calendar Years ending December 31,	Amount
Remaining 2024	$79
2025	303
2026	228
2027	122
2028	122
Thereafter	253
Total	$1,107

Note 7. Accrued expenses and other current liabilities

As of September 30, 2024, and December 31, 2023, accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Litigation accrual	$-	$449
Accrued compensation	1,596	2,098
Tax-related liabilities	488	501
Common area maintenance accruals	439	8
Accounts payable accruals	110	913
Gift certificates	507	509
Credit card processing fees	6	8
Other miscellaneous accruals	546	482
Total accrued expenses and other current liabilities	$3,692	$4,968

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

While the company uses its best estimates and assumptions to accurately apply preliminary values to assets acquired and liabilities assumed at the acquisition date, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. As of September 30, 2024, no impairment of the Company’s goodwill was required. The purchase accounting for the acquisition remains incomplete as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the unaudited condensed consolidated statements of operations.

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

The following is a summary of the activity in the Company’s current and long-term operating lease liabilities for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,585)	$(2,668)
Leased assets obtained in exchange for new and modified operating lease liabilities	$3,091	$174

As of September 30, 2024, operating leases contain the following future minimum commitments:

Calendar Years ending December 31,	Amount
Remaining 2024	$914
2025	2,982
2026	2,184
2027	2,058
2028	1,676
2029	1,421
Thereafter	2,915
Total future lease payments	14,150
Less: interest expense at incremental borrowing rate	(2,534)
Net present value of lease liabilities	$11,616

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	5.75	years
Weighted average discount rate used to determine present value of operating lease liability:	7.10%

Cash paid for minimum annual rental obligations for the three and nine months ended September 30, 2024, was $433 and $1,202 respectively. Cash paid for minimum annual rental obligations for the three and nine months ended September 30, 2023, was $503 and $1,762 respectively.

Variable lease payments calculated monthly as a percentage of product and services revenue were $330 and $1,030 for the three and nine months ended September 30, 2024, respectively. Variable lease payments calculated monthly as a percentage of product and services revenue were $302 and $1,013 for the three and nine months ended September 30, 2023, respectively.

Note 10. Other Assets

As of September 30, 2024 and December 31, 2023, assets consisted of the following:

	September 30, 2024	December 31, 2023
Equity investments	$42	$50
Lease deposits	1,589	1,556
Other	201	236
Other assets	$1,832	$1,842

Note 11. Stockholders’ Equity

August 2024 Registered Direct Offering

On August 6, 2024, the Company entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which the Company agreed to sell and issue in a registered direct offering (the “August 2024 Offering”), an aggregate of 652,705 shares (the “August 2024 Shares”) of the Company’s common stock. The gross proceeds to the Company from the August 2024 Offering, prior to deducting estimated fees and expenses of $.1 million, were approximately $1.4 million. The August 2024 Offering closed on August 8, 2024.

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

In September 2020, the Board of Directors approved a new stock-based compensation plan available to grant stock options, restricted stock and Restricted Stock Units (“RSUs”) aggregating to 250,000 shares of Common Stock, to the Company’s directors, employees and consultants. Shareholder approval of the plan was subsequently obtained on October 28, 2020. On October 4, 2022, shareholders approved the amendment to the Company’s 2020 Equity Incentive Plan to increase the number of shares authorized for issuance under the Plan by 375,000 shares of Common Stock to an aggregate of 625,000 shares. Under the 2020 Equity Incentive Plan (the “2020 Plan”), a maximum of 117,775 shares of Common Stock remained available for issuance as of September 30, 2024.

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

In September 2020, XpresTest created a stock-based compensation plan available to grant stock options, restricted stock and RSU’s to the XpresTest’s directors, employees and consultants. Under the XpresTest 2020 Equity Incentive Plan (the “XpresTest Plan”), a maximum of 200 shares of XpresTest common stock may be awarded, which would represent 20% of the total number of shares of common stock of XpresTest as of September 30, 2024. Certain named executive officers, consultants, and directors of the Company are eligible to participate in the XpresTest Plan. The XpresTest Plan RSAs vest upon satisfaction of certain service and performance-based conditions. The fair value of the XpresTest Plan RSAs is determined based on the weighted average of (i) Fair Value of XpresTest under the Indirect Valuation Method developing assumptions for XpresSpa Net Market Cap and XpresSpa standalone Fair Value, and (ii) Direct Valuation Method developing assumptions for XpresTest Representative Forecasted Revenue for 2021 and Peer companies Revenue’s Multiples.

As of September 30, 2024, and 2023, there was $27 and $120, respectively of unrecognized stock-based compensation related to the XpresTest Plan.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past.

The following variables were used as inputs in the model:

Share price of the Company’s Common Stock on the grant date:	$1.50 - 1.80
Exercise price:	$1.50 - 1.80
Expected volatility:	121.04%
Expected dividend yield:	0%
Annual average risk-free rate:	4.05 - 4.14%
Expected term:	6.32	years

Total stock-based compensation for the three and nine months ended September 30, 2024, was $232 and $818 respectively. Total stock-based compensation for the three and nine months ended September 30, 2023, was $594 and $1,832, respectively. The Company had $368 and $1,319 of unrecognized stock-based compensation related to the XWELL Stock Options, as of September 30, 2024 and December 31, 2023 respectively.

The following tables summarize information about stock options and RSU activity for the nine months ended September 30, 2024:

	RSUs		XpresTest RSAs		Stock options
		Weighted		Weighted		Weighted
		average		average		average	Exercise
	No. of	grant date	No. of	grant date	No. of	exercise	price
	RSUs	fair value	RSAs	fair value	options	price	range
Outstanding as of December 31, 2023	11,944	$6.08	5	$47,570	341,205	$26.85	$4.60 - 49,200
Granted	30,000	1.80	—	—	180,000	$1.55	$1.50 - 1.80
Exercised/Vested	(4,236)	5.67	—	—	(3,000)	$1.50	$1.50
Forfeited	(2,500)	5.09	—	—	(29,439)	$17.47	$1.50 - 34.40
Expired	—	—	—	—	(49,279)	$31.18	$8.00 - 49,200
Outstanding as of September 30, 2024	35,208	$2.61	5	$47,570	439,487	$16.80	$1.50 - 7,080
Exercisable as of September 30, 2024					375,421	$15.68	$1.50 - 7,080

Note 12. Income Taxes

The Company’s provision for income taxes consists of federal, state, local, and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provision for the three and nine months ended September 30, 2024, reflects an estimated global annual effective tax rate of approximately 0% from continuing operations.

As of September 30, 2024, deferred tax assets generated from the Company’s U.S. activities were offset by a valuation allowance because realization depends on generating future taxable income, which, in the Company’s estimation, is not more likely than not to be generated before such net operating loss carryforwards expire. Net operating loss carryforwards generated after December 31, 2017, do not expire. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of a full valuation allowance; therefore, any loss before income taxes does not generate a corresponding income tax benefit. Income tax expense/(benefit) for the three and nine months ended September 30, 2024 was $0, which was attributed to state taxing jurisdictions in which a measure of income is utilized to determine a tax liability. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has recorded accruals of $0 and $449 as of September 30, 2024 and December 31, 2023, respectively, which is included in Accrued expenses and other current liabilities in the condensed consolidated balance sheets.

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

	For the three months ended
	September 30,
	2024	2023
Revenue
XpresSpa	$4,711	$4,955
XpresTest	3,144	2,322
Naples Wax	429	—
Treat	138	191
Corporate and other	—	—
Total revenue	$8,422	$7,468

Operating (loss)	2024	2023
XpresSpa	$(2,438)	$(2,947)
XpresTest	1,138	(5,267)
Naples Wax	(66)	—
Treat	81	(1,585)
Corporate and other	(3,484)	(2,290)
Total operating (loss)	$(4,769)	$(12,089)

Depreciation & Amortization	2024	2023
XpresSpa	$187	$421
XpresTest	16	91
Naples Wax	34	—
Treat	1	66
Corporate and other	14	12
Total Depreciation & Amortization	$252	$590

Impairment/loss on disposal of assets	2024	2023
XpresSpa	$137	$1,460
XpresTest	—	5,338
Naples Wax	—	—
Treat	15	1,613
Corporate and other	—	—
Total Impairment/loss on disposal of assets	$152	$8,411

	For the nine months ended
	September 30,
	2024	2023
Revenue
XpresSpa	$13,870	$14,682
XpresTest	10,630	7,541
Naples Wax	1,594	—
Treat	336	483
Total revenue	$26,430	$22,706

	2024	2023
Operating loss
XpresSpa	$(6,620)	$(8,901)
XpresTest	4,450	(5,067)
Naples Wax	(177)	—
Treat	39	(2,389)
Corporate and other	(6,732)	(6,744)
Total operating loss	$(9,040)	$(23,101)

	For the nine months ended
	September 30,
	2024	2023
Depreciation & amortization
XpresSpa	$473	$1,275
XpresTest	72	260
Naples Wax	97	—
Treat	20	198
Corporate and other	43	37
Total depreciation & amortization	$705	$1,770

	2024	2023
Impairment/loss on disposal of assets
XpresSpa	$156	$1,468
XpresTest	—	5,348
Naples Wax	—	—
Treat	667	1,613
Corporate and other	—	—
Total Impairment/loss on disposal of assets	$823	$8,429

	2024	2023
Capital expenditures
XpresSpa	$861	$1,596
XpresTest	44	80
Naples Wax	668	—
Treat	4	56
Corporate and other	10	28
Total capital expenditures	$1,587	$1,760

	September 30, 2024	December 31, 2023
Long-lived Assets
XpresSpa	$8,173	$8,268
XpresTest	26	92
Naples Wax	4,441	1,371
Treat	27	669
Corporate and other	298	438
Total long-lived Assets	$12,965	$10,838

	September 30, 2024	December 31, 2023
Assets
XpresSpa	$18,933	$18,453
XpresTest	1,395	2,408
Naples Wax	5,573	2,951
Treat	328	848
Corporate and other	7,556	14,333
Total assets	$33,785	$38,993

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

As of September 30, 2024, there were 19 domestic XpresSpa locations in total, 17 Company-owned locations and two franchises. We also had 10 international locations operating as of September 30, 2024, including two XpresSpa locations in Dubai International Airport in the United Arab Emirates, one XpresSpa location in Zayad International Airport in Abu Dhabi, UAE, three XpresSpa locations in Schiphol Amsterdam Airport in the Netherlands and four XpresSpa locations in the Istanbul Airport in Turkey.

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

The program was further renewed in August 2023 through a new one-year contract. The revenue to XpresTest from such one-year extension totaled approximately $7,044. In March 2024, the program funding and scope were expanded, a revenue increase of $4,000, to an estimated $11,044 in revenue for XpresTest with a new collection station located in Miami International Airport (MIA) and the roll out of multi-pathogen testing across the program. The program was further renewed in August 2024.

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

XWELL Studios

In Q4 of 2023, we began plans to open our first XWELL Studios location in Jacksonville, Florida in 2025.  XWELL Studios is an out-of-airport concept providing leased space to established wellness service providers.  Revenue will be derived from both lease payments received from the wellness practitioners and the sale of retail at the wellness center.

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

Three months ended September 30, 2024, compared to the three months ended September 30, 2023

Revenue

	Three months ended September 30,
	2024	2023	Variance
Total revenue	$8,422	$7,468	$954

The increase in revenue of $954 or 13%, was primarily due to the increase in the XpresTest CDC contract and the addition of Naples Wax.

Cost of sales

	Three months ended September 30,
	2024	2023	Variance
Cost of sales	$6,369	$6,377	$(8)

The decrease in cost of sales of $8, is a result of schedule optimization in the XpresSpa locations. The largest component in the cost of sales is labor costs at the location-level. Cost of sales also includes rent and related occupancy costs, which can primarily include rent based on percentage of sales, as well as other product costs directly associated with the procurement of retail inventory, and other operating costs.

Depreciation and amortization

	Three months ended September 30,
	2024	2023	Variance
Depreciation and amortization	$252	$590	$(338)

The decrease in depreciation and amortization of approximately 57% was primarily due to the write-off of the stores that were permanently closed in 2023. Fewer locations resulted in lower depreciation of leasehold improvements. Depreciation and amortization expense also decreased because of the impairments and disposals of fixed assets during the year ended December 31, 2023 and the three months ended September 30, 2024.

Impairment/loss on disposal of assets

	Three months ended September 30,
	2024	2023	Variance
Impairment/Loss on disposal of assets	$152	$8,411	$(8,259)

The decrease in loss on disposal of assets of approximately 98% was primarily due to the impairment of intangible and lease right of use assets that occurred in the three months ended September 30, 2023.

General and administrative expenses

	Three months ended September 30,
	2024	2023	Variance
General and administrative	$4,525	$3,001	$1,524

The increase of approximately 51%, or approximately $1.5 million was primarily attributable to the increase in one-time legal fees of approximately $2.1 million related to the defense of the CPC lawsuit in the three months ended September 30, 2024. This was partially offset by a $.6 million reduction in various other administrative expenses.

Salaries and benefits

	Three months ended September 30,
	2024	2023	Variance
Salaries and benefits	$1,893	$1,178	$715

The increase of approximately 61% was primarily due to increased in payroll accruals, including $.4 million in severance related to the executive management change and employee retention credits (ERC) of approximately $1.1 million which reduced prior year salary expenses that were applied in August 2023.

Other non-operating expense, net

	Three months ended September 30,
	2024	2023	Variance
Other non-operating income (expense), net	$(73)	$(178)	$105

The following is a summary of the transactions included in other non-operating expense, net for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023
Bank fees and financing charges	(50)	(178)
Other	(23)	—
Total	$(73)	$(178)

Interest income, net

	Three months ended September 30,
	2024	2023	Variance
Interest income, net	$100	$105	$(5)

The decrease of $5 was primarily due to having less cash in interest bearing accounts.

Nine months ended September 30, 2024, compared to the nine months ended September 30, 2023

Revenue

	Nine months ended September 30,
	2024	2023	Variance
Total revenue	$26,430	$22,706	$3,724

The increase in revenue of $3,724 or 16%, was primarily due to the increase in the XpresTest CDC contract and the addition of Naples Wax.

Cost of sales

	Nine months ended September 30,
	2024	2023	Variance
Cost of sales	$18,633	$19,903	$(1,270)

The decrease in cost of sales of $1,270 or 6%, is a result of three XpresSpa locations closing during 2023. The largest component in the cost of sales is labor costs at the location-level. Cost of sales also includes rent and related occupancy costs, which can primarily include rent based on percentage of sales, as well as other product costs directly associated with the procurement of retail inventory, and other operating costs.

Depreciation and amortization

	Nine months ended September 30,
	2024	2023	Variance
Depreciation and amortization	$705	$1,770	$(1,065)

The decrease in depreciation and amortization of approximately 60% was primarily due to the write-off of the stores that were permanently closed in 2023. Fewer locations resulted in lower depreciation of leasehold improvements. Depreciation and amortization expense also decreased because of the impairments and disposals of fixed assets during the year ended December 31, 2023 and the nine months ended September 30, 2024.

Impairment/loss on disposal of assets

	Nine months ended September 30,
	2024	2023	Variance
Impairment/Loss on disposal of assets	$823	$8,429	$(7,606)

The decrease of approximately $7,606 was primarily due to the impairment of tangible, right of use, and intangible assets that occurred in the three months ended September 30, 2023.

General and administrative expenses

	Nine months ended September 30,
	2024	2023	Variance
General and administrative	$9,682	$10,282	$(600)

The decrease of approximately 6% was primarily due to rightsizing our existing business and optimizing our cost structure. We have significantly reduced operating and overhead expenses while we continue to focus on returning to overall profitability. This was partially offset by an increase in one-time legal fees of approximately $2.1 million related to the defense of the CPC lawsuit.

Salaries and benefits

	Nine months ended September 30,
	2024	2023	Variance
Salaries and benefits	$5,627	$5,423	$204

The increase of approximately 4% was primarily due to increased payroll accruals, including $.4 million in severance related to the executive management change and employee retention credits (ERC) of approximately $1.1 million which reduced prior year salary expenses that were applied in August 2023.

Other non-operating expense, net

	Nine months ended September 30,
	2024	2023	Variance
Other non-operating income (expense), net	$(205)	$(292)	$87

The following is a summary of the transactions included in other non-operating expense, net for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
Bank fees and financing charges	(140)	(282)
Other	(65)	(10)
Total	$(205)	$(292)

Interest income, net

	Nine months ended September 30,
	2024	2023	Variance
Interest income, net	$308	$334	$(26)

The decrease of $26 was primarily due to having less cash in interest bearing accounts.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $4,365 (excluding restricted cash), $11,660 in marketable securities, and total current assets of $19,513. Our total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, and operating lease liabilities was $9,850 as of September 30, 2024, and $9,330 as of December 31, 2023. The working capital surplus was $9,663 as of September 30, 2024, compared to a working capital surplus of $17,236 as of December 31, 2023.

We have carried out an assessment of our ability to continue as a going concern. As of the date of this Quarterly Report on Form 10-Q, we believe that we have sufficient liquidity to fund operations for the next twelve months. Our primary liquidity and capital requirements are for the maintenance of our current XpresSpa and Treat locations and brand, as well as the expansion of Naples Wax and our off-airport strategy. During the nine months ended September 30, 2024 and 2023, we used $7,541 and $12,873 in operations, respectively.

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

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and the Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings.

For information regarding legal proceedings, see Note 13. “Commitments and Contingencies” in our notes to the unaudited condensed consolidated financial statements included in “Item 1. Condensed Consolidated Financial Statements (Unaudited).”

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

3.1

Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of the State of Delaware on August 16, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2024).

4.1

Tax Benefits Preservation Plan, dated as of August 16, 2024, between XWELL, Inc. and Equiniti Trust Company, LLC, as Rights Agent, together with the following exhibits thereto: Exhibit A — Form of Certificate of Designation of Series A Junior Participating Preferred Stock of XWELL, Inc.; Exhibit B — Form of Right Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2024).

10.1

Form of Securities Purchase Agreement, dated as of August 6, 2024, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2024).

10.2

Executive Employment Agreement by and between XWELL, Inc. and Ezra T. Ernst, effective as of September 4, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2024).

10.3

Transition and Severance Agreement, by and between XWELL, Inc. and Scott R. Milford, effective as of September 4, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2024).

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

XWELL, Inc.

Date:	November 14, 2024	By:	/s/ Ezra T. Ernst
Ezra T. Ernst
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2024	By:	/s/ Suzanne A. Scrabis
Suzanne A. Scrabis
Chief Financial Officer
(Principal Financial and Accounting Officer)