Form 10-K
period 2024-12-31
XWELL, Inc.
filed 2025-04-15
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, as of June 30, 2024, the last business day of the registrant’s most recently completed second quarter, was $7,526,594 computed by reference to the closing sale price of $1.80 per share on the Nasdaq Stock Market LLC on June 30, 2024. The registrant does not have any non-voting common stock.

As of April 11, 2025, 5,261,024 shares of the registrant’s common stock are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III will be included in an amendment to this Annual Report on Form 10-K within 120 days of December 31, 2024.

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

These risks and uncertainties, many of which are beyond our control, include, but are not limited to, the following:

●	our ability to continue as a going concern;
●	the adverse effects of public health epidemics, similar to the coronavirus outbreak, on our business, results of operations and financial condition;
●	our material weaknesses we identified in our internal control over financial reporting, our efforts to remediate such material weaknesses and the timing of remediation;
●	our ability to develop and offer new products and services;
●	our ability to effectively deploy our available cash resources, as well as our ability raise additional capital to fund our operations and business plan, to the extent necessary;
●	general economic conditions and level of consumer and corporate spending on health, wellness and travel;
●	our ability to secure new locations, maintain XpresSpa, Naples Wax, Treat and Centers for Disease Control and Prevention (“CDC”) bio surveillance testing locations, and ensure continued customer traffic at those locations;
●	our ability to hire a skilled labor force and the costs associated with that labor;
●	our ability to accurately forecast the costs associated with opening new retail locations and maintaining or converting existing ones, and the revenue derived from our retail locations;
●	performance by our Airport Concession Disadvantaged Business Enterprise partners on obligations set forth in our joint venture agreements;
●	our ability to protect our confidential information and customers’ financial data and other personal information;
●	failure or disruption to our information technology systems;
●	our ability to retain key members of our management team;
●	the loss of, or an adverse change with regard to, one or more of our significant suppliers, distributors, vendors or other business relationships;
●	unexpected events and trends in the health, wellness and travel industries;
●	market acceptance, quality, pricing, availability and useful life of our products and/or services, as well as the mix of our products and services sold;
●	competitive conditions within our industries;

●	our compliance with laws and regulations in the jurisdictions in which we do business and any new laws and regulations or changes in existing laws and regulations;
●	further regulatory actions in the healthcare sector that could impact our ability to continue operations;
●	the discontinuance of emergency use authorization (“EUA”) policies that could impact our business
●	our ability to maintain compliance with the Nasdaq Capital Market’s (“Nasdaq”) listing standards;
●	lawsuits, claims, and investigations that may be filed against us and other events that may adversely affect our reputation; and
●	our ability to protect and maintain our intellectual property.

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

PART I

ITEM 1. BUSINESS

Overview

XWELL is a global wellness company operating multiple brands and focused on bringing restorative, regenerative and reinvigorating products and services to travelers. As of the date of this Annual Report on Form 10-K, XWELL currently has four reportable operating segments: XpresSpa®, XpresTest®, Naples Wax Center® and Treat®.

On October 25, 2022, the Company changed its name to XWELL, Inc. (“XWELL” or the “Company”) from XpresSpa Group, Inc. The Company’s common stock, par value $0.01 per share, which had previously been listed under the trading symbol “XSPA” on Nasdaq, now trades under the trading symbol “XWEL”. The Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State on October 24, 2022 (as amended, the “Amended and Restated Certificate”) reflecting the name change. Rebranding to XWELL aligned the Company’s corporate strategy to build a pure-play wellness services company, in both the airport and off-airport marketplaces.

All amounts are in thousands, except share, per share, or as otherwise specifically noted.

XpresSpa

XWELL’s subsidiary, XpresSpa Holdings, LLC (“XpresSpa”) has been a global airport retailer of spa services through its XpresSpa spa locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products.

As of December 31, 2024, there were 18 domestic XpresSpa locations in total comprised of 17 Company-owned locations and one franchise. The Company also had 10 international locations operating as of December 31, 2024, including two XpresSpa locations in the Dubai International Airport in the United Arab Emirates, one XpresSpa location in the Zayad International Airport in Abu Dhabi, United Arab Emirates, three XpresSpa locations in the Schiphol Amsterdam Airport in the Netherlands and four XpresSpa locations in the Istanbul Airport in Turkey.

XpresTest

The Company, in partnership with certain COVID-19 testing partners, successfully launched its XpresCheck Wellness Centers, in June of 2020, through its XpresTest, Inc. subsidiary (“XpresTest”), which offered COVID-19 and other medical to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents during the pandemic. As of December 31, 2023, the Company closed all XpresCheck locations and XpresTest no longer provides diagnostic testing services XpresTest began conducting bio surveillance monitoring with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo Bioworks Holdings, Inc. (“Ginkgo Bioworks”) in 2021.

The program was renewed through August 2024. The revenue to XpresTest from such one-year extension totaled approximately $7,044. In January 2024, the program funding and scope were expanded, a revenue increase of $4,000, to an estimated $11,044 in revenue for XpresTest with new collection locations at U.S. international airports and the roll out of multi-pathogen testing across the program. In July 2024, the contract was further amended to extend the time period for services by two weeks (extension period August 12, 2024 to August 25, 2024). An increase of $293 in revenue for the two week extension brought total revenue to $11,337. The program was again extended in August 2024 through February 25, 2025. The funding was expanded with a revenue increase of $3,763, to an estimated $15,100 in revenue for XpresTest. In February 2025, the program was extended through a three-year contract with a total base value of $22.2 million over three years, and a maximum ceiling value of $24.8 million within the same timeframe.

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

Treat

Treat, which is operating through XWELL’s subsidiary Treat, Inc. (“Treat”) is a wellness brand that provides access to wellness services for travelers at on-site centers. In April 2024, the decision was made to close the location in the Salt Lake City International Airport. In the first quarter of 2025, the decision was made to convert the final remaining Treat location at JFK International Airport in New York City to an XWELL location. Following the conversion of the JFK Treat location, in mid-2025, we will no longer have any Treat locations.

Naples Wax Center

XWELL’s subsidiary Naples Wax, LLC, d/b/a Naples Wax Centers (“Naples Wax Center” or “Naples Wax”) which was acquired on September 12, 2023, for a purchase price of $1,624, operates a group of upscale hair removal locations with core products and service offerings from face and body waxing to a range of skincare and cosmetic products. The acquisition of Naples Wax Center is intended to enable us to move beyond our airport client base with a business that can be adapted to a larger wellness platform while also growing our retail footprint to serve our long-term financial goals.

Although we recognize four segments of business, we believe there is opportunity to leverage a segment of our products and services across our platform of brands. Additionally, we are expanding our retail strategy, not only adding more products for sale but aligning those products more efficiently to our service offerings. This product strategy includes, for example, adding muscle relaxation patches to a neck or back massage to continue treatment after the delivery of the service.

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

Our Strategy and Outlook

We believe our company is strategically positioned to capitalize on the growing consumer interest in travel, health, and wellness, as well as the increasing demand for related products and services. Our forward-looking plan focuses on expanding and integrating offerings across our brands, with a key emphasis on unifying airport and off-airport locations under the XWELL brand. This strategic alignment will enable the development of membership programs that provide seamless access to XWELL locations, fostering deeper customer relationships and enhancing brand loyalty. Additionally, a strong customer community will support targeted marketing initiatives and cross-promotional opportunities, strengthened by advanced technology and customer relationship management capabilities from the HyperPointe unit.

As part of our strategy, we will optimize our airport portfolio to create a leaner, more profitable business while leveraging the high foot traffic of airport locations to build brand recognition. Simultaneously, we will pursue an off-airport growth strategy through acquisitions, particularly in the expanding med spa sector, which includes health, wellness, and beauty services. Our plan includes both developing new locations and acquiring established med spas, strategically expanding XWELL’s presence in key metropolitan areas that align with our existing airport locations. This approach will enhance membership accessibility and strengthen our brand’s reach.

Additionally, our expertise from the XpresTest unit will allow us to expand bio-security services beyond the U.S. through partnerships with government clients. Domestically, we will continue growing our bio-security initiatives in collaboration with government agencies. These strategic efforts will serve as catalysts for future growth, support our international expansion goals, and ensure scalable, long-term success. By optimizing our cost structure, refining our existing operations, and pursuing strategic acquisitions, XWELL is positioning itself for sustainable financial and operational growth while maximizing shareholder value.

Competition

Our domestic units operate within many of the largest and most heavily trafficked airports in the United States. The balance of the domestic market is highly fragmented and is represented largely by small, privately-owned entities.  The largest domestic competitor operated 15 locations in 11 airports in the United States.

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

Although we have historically focused our growth on the airport space, our strategy continues to shift with further emphasis on growth outside the airport—in and out of travel focused centers. This shift includes taking our XpresSpa brand out of the airport and into other transit centers such as rail terminals. It also includes growth through acquisition such as Naples Wax Centers where we can apply our wellness pedigree to expand that business from both a location standpoint and from a diversification of products and services standpoint.

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

We are subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986, the Occupational Safety and Health Act, the Family and Medical Leave Act, the Affordable Care Act and various federal and state laws governing matters such as minimum wages, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements and other working conditions. We are also subject to the Americans with Disabilities Act, which prohibits discrimination on the basis of disability in public accommodations and employment, which may require us to design or modify our concession locations to make reasonable accommodations for disabled persons.

We are also subject to certain truth-in-advertising, general customs, consumer and data protection, product safety, workers’ health and safety and public health rules that govern retailers in general, as well as the merchandise sold within the various jurisdictions in which we operate.

Employees

As of December 31, 2024, we had approximately 246 full-time and 66 part-time employees of XWELL. We consider our relationships with our employees to be good.

Corporate Information

Our common stock, par value $0.01 per share, which was previously listed since January 8, 2018 under the trading symbol “XSPA” on Nasdaq, has been listed under the trading symbol “XWELL” since October 25, 2022. Our principal executive offices are located at 254 West 31st Street, 11th Floor, New York, New York 10001. Our telephone number is (212) 309-7549 and our website address is www.xwell.com. We also operate the websites www.xpresspa.com, www.xprescheck.com, www.hyperpointe.com and www.napleswaxcenter.com.

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

Risks Related to our Financial Condition and Capital Requirements

●	Our consolidated financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations in order to continue as a going concern;
●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
●	Global economic and market conditions may adversely affect our business, financial condition, and operating results.

●	Increasing inflation could adversely affect our business, financial condition, results of operations or cash flows.
●	Our business requires substantial capital expenditures, and we may not have access to the capital required to maintain and grow our operations.
●	The bio surveillance monitoring activities conducted by XpresTest are funded partially by government contracts awards, which may not be available to us in the future, and such contracts awards are subject to guidelines regulating certain aspects of our operations.
●	Our ability to obtain funding for our bio surveillance monitoring activities from the CDC may be impacted by possible reductions in federal spending.

Risks Related to our Business Operations

●	We depend on third parties to provide services critical to our XpresTest bio surveillance business, and we depend on them to comply with applicable laws and regulations. Additionally, any breaches of the information technology systems of third parties could have a material adverse effect on our operations.
●	Our business operations may be materially impaired if we do not comply with privacy laws or information security policies.
●	We have identified certain material weaknesses in our internal controls over financial reporting, which could impair our ability to produce accurate consolidated financial statements on a timely basis and result in material misstatements in our consolidated financial statements if not remediated. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results and current and potential stockholders may lose confidence in our financial reporting.
●	Hardware and software failures or delays in our information technology systems, including failures resulting from our systems conversions or otherwise, could disrupt our operations and cause the loss of confidential information, customers and business opportunities or otherwise adversely impact our business.
●	We must comply with complex and overlapping laws protecting the privacy and security of personal data.
●	Our capital expenditures in Naples Wax Center locations may not generate a positive return and we will incur significant additional costs.
●	We rely on international and domestic airplane travel, and the time that airline passengers spend in United States airports post-security. A decrease in the desire of customers to buy spa services and products, or decreased time spent in airports would negatively impact our operations.
●	We rely on a limited number of distributors and suppliers for certain of our products, and events outside our control may disrupt our supply chain, which could result in an inability to perform our obligations under our concession agreements and cause us to lose our concessions.
●	Our operating results may fluctuate significantly due to certain factors, some of which are beyond our control.
●	Our expansion into new airports or off-airport locations may present increased risks due to our unfamiliarity with those areas.
●	We may not be able to execute our growth strategy to expand and integrate new concessions or future acquisitions into our business or remodel existing concessions, our recently acquired entity or future acquisitions into our business or remodel existing concessions. Any new concessions, future acquisitions or remodeling of existing concessions may divert management resources, result in unanticipated costs, or dilute the ownership of our stockholders.
●	If the estimates and assumptions we use to determine the size of our market are inaccurate, our future growth rate may be impacted. If we cannot hire adequate staff for our locations, we will not be able to operate.
●	Our labor force could unionize, putting upward pressure on labor costs.
●	We may not be able to predict accurately or fulfill customer preferences or demands.
●	Our leases may be terminated, either for convenience by the landlord or because of a XpresSpa or Naples Wax event of default.
●	Our ability to operate depends on the traffic patterns of the terminals in which we operate, and the cessation or disruption of air traveler traffic in these terminals would negatively impact XpresSpa and XpresTest’s addressable market.
●	Failure to comply with minimum airport concession disadvantaged business enterprise participation goals and requirements could lead to lost business opportunities or the loss of existing business.
●	If we are unable to protect our customers’ credit card data and other personal information, we could be exposed to data loss, litigation and liability, and our reputation could be significantly harmed.
●	Negative social media regarding XWELL, XpresSpa, Treat, XpresTest, Naples Wax Center or HyperPointe could result in decreased revenues and impact our ability to recruit worker.
●	We source, develop, and sell products that may result in product liability defense costs and product liability payments.
●	We and our subsidiaries have been, are, and may become involved in litigation that could divert management’s attention and harm our businesses.
●	Our failure or inability to protect the trademarks or other proprietary rights we use or claims of infringement by us of rights of third parties, could adversely affect our competitive position or the value of our brands.
●	Our future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition and the results of operations.

Risks Related to Capital Stock

●	Stock prices can be volatile, and this volatility may depress the price of our common stock.
●	Holders of our Series G Preferred Stock are entitled to certain payments under the applicable Certificate of Designations that may be paid in cash, in shares of common stock or in additional shares of Series G Preferred Stock depending on the circumstances. If we make these payments in cash, it may require the expenditure of a substantial portion of our cash resources. If we make these payments in common stock, it may result in substantial dilution to the holders of our common stock.
●	The Series G Preferred Stock and certain of our outstanding warrants contain certain anti-dilution provisions, which may dilute the interests of our stockholders, depress the price of our common stock, and make it difficult for us to raise additional capital.

●	The Series G Certificate of Designations contains restrictive covenants and terms that may make it difficult to procure additional financing and that may affect our financial condition and results of operations.
●	We have no current plans to pay dividends on our common stock, and our investors may not receive funds without selling their stock.
●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.
●	If securities analysts do not publish research or reports about our business, or if they publish negative evaluations, the price of our common stock could decline.
●	Having availed ourselves of scaled disclosure available to smaller reporting companies, we cannot be certain if such reduced disclosure will make our common stock less attractive to investors.

Other Risk Factors

●	Our confidential information may be disclosed by other parties.
●	We may fail to meet publicly announced financial guidance or other expectations about our business, which would cause our stock to decline in value.

Risks Related to our Financial Condition and Capital Requirements

Our consolidated financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations in order to continue as a going concern.

In its report dated April 15, 2025, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of December 31, 2024, we had approximately $4,550 of cash and cash equivalents on hand. In order to have sufficient cash to fund our operations in the future, we will need to raise additional equity or debt capital and cannot provide any assurance that we will be successful in doing so. If we are unable to raise sufficient capital to fund our operations, we may need to delay, reduce or eliminate certain of our operations, sell some or all of our assets or merge with another entity.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2024, our estimated aggregate total gross net operating loss carryforwards (“NOLs”) were $150,926 for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $114,321 for U.S. federal purposes with an indefinite life due to new regulations in the Tax Cuts and Jobs Act of 2017. Our ability to utilize our NOLs may be limited under Section 382 of the Internal Revenue Code (“Section 382”). The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain stockholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Additionally, the Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, our ability to utilize all such NOL and credit carryforwards may be limited. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

Global economic and market conditions may adversely affect our business, financial condition, and operating results.

Our business plan depends significantly on worldwide economic conditions and our success is dependent on consumer spending, which is sensitive to, among others, trade disputes, the imposition of tariffs, and other protectionist policies enacted by various governments, economic downturns, inflation and any associated rise in unemployment, declines in consumer confidence, adverse changes in exchange rates, increases in interest rates, the impact of high energy, fuel, food and healthcare costs, deflation, direct or indirect taxes, increases in consumer debt levels; fears of war or actual conflicts, such as the Russian invasion of Ukraine and the armed conflict between Israel and Palestine, civil unrest, terrorism or violence, and increased stock market volatility. As a result, economic downturns may have a material adverse impact on our business, financial condition, and results of operations. Moreover, uncertainty about global economic conditions poses a risk as businesses and individuals may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This could have a negative effect on corporate and individual spending on health and wellness and travel. These factors, taken together or individually, could cause material harm to our business, financial condition, and results of operations.

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

The development of our new branding concept in the travel health and wellness space, as well as maintaining and expanding our operations in our existing and new locations, are all capital-intensive activities. Specifically, the construction, redesign, and maintenance of our locations in airport terminals where we operate, technology costs, and compliance with applicable laws and regulations require substantial capital expenditures. Moreover, the creation of a digital platform in the travel health and wellness space will take substantial capital resources. In connection with all the foregoing, we will require significant capital to fund our operations and respond to potential strategic opportunities, such as investments, acquisitions and expansions.

Since mid-2020, we generally have been able to obtain additional capital through access to the equity markets and the sale of our securities. We have mitigated the cash crisis we faced in the first half of 2020. However, throughout our operating history prior to the successful launch of our XpresCheck business, we did not generate sufficient cash from operations to fund new store development. Accordingly, we will be dependent upon managing and effectively deploying our existing cash resources and may require additional funding to fully realize the design and implementation of our travel health and wellness concept. If and to the extent we determine whether it is necessary or desirable, we may not be able to obtain such additional financing through equity capital when needed, on acceptable terms to us, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. Moreover, our ability to raise additional equity capital may be constrained because of our relatively low stock price, and we may need to undertake a reverse stock split in the near future to maintain compliance with the Nasdaq listing rules and to maintain flexibility in access to the equity capital markets. If we are unable to obtain additional funding on a timely basis, on terms acceptable to us, or at all, we may be required to curtail or terminate some or all our business plans. Any such financing that we undertake will likely be dilutive to our current stockholders.

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

The bio surveillance monitoring activities conducted by XpresTest are funded partially by government contract awards, which may not be available to us in the future, and such contract awards are subject to guidelines regulating certain aspects of our operations.

We have received and intend to continue to seek funding for the bio surveillance monitoring activities conducted by XpresTest under contract with Ginkgo Bioworks. However, funding by the CDC or other governmental agencies may be significantly reduced or eliminated in the future for several reasons. For example, some programs are subject to a yearly appropriations process overseen by the U.S. Congress. In addition, we may not receive full funding under current or future contracts because of the budgeting constraints of the CDC or the unsatisfactory performance of past contracts. Therefore, we cannot provide any assurance that we will receive any future funding under contracts from any government agencies, or, if received, we will realize the full value of the contract. Any such reductions failure to realize expected funds could delay the development of our business.

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

U.S. federal government agencies currently face potentially significant spending reductions. The U.S. federal budget remains in flux, however, which could, among other things, result in budget cuts to the CDC and otherwise affect federal spending on public health surveillance. Changing attitudes may lead to a decrease in funding available for bio surveillance monitoring activities. The full impact on our business and financial condition of any future budget cuts to the CDC or other programs is uncertain. In addition, we cannot predict any impact which the actions of President Trump’s administration and the U.S. Congress may have on the federal budget, which may in turn affect federal funding on public health surveillance, which may have a negative impact on our business and financial condition.

We operate globally and changes in tax laws could adversely affect our results.

We operate globally and changes in tax laws could adversely affect our results. We have international operations and generate substantial revenues and profits in foreign jurisdictions. The domestic and international tax environments continue to evolve because of tax changes in various jurisdictions in which we operate and changes in the tax laws in certain countries, including the United States, could impact our future operating results. A significant increase in the U.S. corporate tax rate could negatively impact our financial results. The OECD’s framework implements a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as “Pillar Two”). Certain jurisdictions in which the Company operates have enacted their respective tax laws to comply with Pillar Two. Starting in 2025, we have come within the scope of the Pillar Two rules. As of now, we do not expect Pillar Two to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows. We will continue to monitor pending legislation and implementation by individual countries.

Risks Related to our Business Operations

We use potentially hazardous materials, chemicals, and patient samples in our XpresTest diagnostic testing and bio surveillance business and any disputes relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our professional practice partners’ diagnostic testing activities involve the controlled use of hazardous laboratory materials and chemicals, including small quantities of acid and alcohol, and patient samples. They are subject to U.S. laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste. They could be liable for accidental contamination or discharge or any resultant injury from hazardous materials, and conveyance, processing, and storage of and data on patient samples. If they fail to comply with applicable laws or regulations, they could be required to pay penalties or be held liable for any damages that result, and this liability could exceed their financial resources. Further, future changes to environmental health and safety laws could cause them to incur additional expenses or restrict operations.

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

If we fail to comply with the complex federal, state, local and foreign laws and regulations that apply to our businesses, we could suffer severe consequences that could materially and adversely affect our operating results and financial condition.

Our XpresTest operations may be subject to extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among other things:

●	CLIA, which requires that laboratories obtain certification from the federal government, and state licensure laws;
●	FDA laws and regulations;
●	federal and state healthcare laws and regulations, including fraud and abuse laws such as the anti-kickback laws and false claims acts;
●	state laws regulating genetic testing and protecting the privacy of genetic test results, as well as state laws protecting the privacy and security of personal data and mandating reporting of breaches to affected individuals and state regulators;
●	state laws that impose reporting and other compliance-related requirements; and
●	similar foreign laws and regulations that apply to us in the countries in which we operate.

These laws and regulations are complex and are subject to interpretation by the courts and by government agencies. Our failure to comply could lead to civil or criminal penalties, exclusion from participation in state and federal healthcare programs, or prohibitions or restrictions on our laboratory’s ability to provide or receive payment for our services. We believe that we are in material compliance with all statutory and regulatory requirements, but there is a risk that one or more government agencies could take a contrary position, or that a private party could file suit under the qui tam provisions of the federal False Claims Act or a similar state law. Such occurrences, regardless of their outcome, could damage our reputation and adversely affect important business relationships with third parties.

We have identified certain material weaknesses in our internal controls over financial reporting, which could impair our ability to produce accurate consolidated financial statements on a timely basis and result in material misstatements in our consolidated financial statements if not remediated. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results and current and potential stockholders may lose confidence in our financial reporting

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As required by Section 404 of the Sarbanes-Oxley Act, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for each fiscal year. This requires us to incur substantial additional professional fees and internal costs to expand our accounting and finance functions and we expend significant management efforts.

As of the fiscal year ended December 31, 2024, our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15(b) under the Exchange Act. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based upon that evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2024, due to the following material weaknesses:

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

We are subject to laws and regulations regarding protecting the security and privacy of certain personal information, including state laws, including, among others, the California Consumer Privacy Act.

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

We must comply with complex and overlapping laws protecting the privacy and security of personal data.

We are required to collect and maintain personal information about our employees as well as receive and transfer certain payment information, to accept payments from our customers, including credit card information. Most states have adopted laws requiring notification of affected individuals and state regulators in the event of a breach of personal information Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Activities outside of the United States implicate local and national data protection standards, impose additional compliance requirements, and generate additional risks of enforcement for non-compliance. The collection and use of such information may be subject to contractual obligations as well. If the security and information systems that we or our outsourced third-party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with these laws, regulations, and contractual obligations, we could face litigation and the imposition of penalties that could adversely affect our financial performance.

We must comply with all applicable privacy and data security laws to operate our business and may be required to expend significant capital and other resources to ensure ongoing compliance, to protect against security breaches and hackers or to alleviate problems caused by such breaches. Breaches of personal data may be extremely expensive to remediate, may prompt federal or state investigation, fines, civil and/or criminal sanctions, and significant reputational damage.

Our capital expenditures in Naples Wax locations may not generate a positive return and we will incur significant additional costs.

Our capital expenditures may not generate a positive return. Significant capital expenditures will be required to construct Naples Wax centers to accommodate our proposed new business model. No assurance can be given that our future capital expenditures will generate a positive return or that we will have adequate capital available to finance such construction or renovations. If we are unable to, or elect not to, pay for costs associated with such construction or renovations, our competitive position could be harmed. These developments, and others that are difficult or impossible to predict, could materially impact our business, financial results, cash flows, and financial position.

We rely on international and domestic airplane travel, and the time that airline passengers spend in United States airports post-security. A decrease in the desire of customers to buy spa services and products, or decreased time spent in airports would negatively impact our operations.

We depend upon a large number of airplane travelers with the propensity for health and wellness, and in particular spa treatments and products, spending significant time post-security clearance check points at airports. The number of airline travelers at any given time is volatile and subject to change. If the time that these travelers spend post-security clearance at airports decreases, and/or if travelers’ ability or willingness to pay for our products and services diminishes, this could have an adverse effect on our growth, business activities, cash flow, financial condition, and results of operations. Some reasons for these events could include:

●	terrorist activities (including cyber-attacks) impacting either domestic or international travel through airports where we operate, causing fear of flying, flight cancellations, or an economic downturn, fears of war or actual conflicts, such as the Russian invasion of Ukraine, the armed conflict between Israel and Palestine, civil unrest, terrorism or violence or any other events of a similar nature, even if not directly affecting the airline industry, may lead to a significant reduction in the number of airline passengers;
●	a decrease in business spending that impacts business travel, such as a recession;
●	a decrease in consumer spending that impacts leisure travel, such as a recession or a stock market downturn or a change in consumer lending regulations impacting available credit for leisure travel;
●	an increase in airfare prices that impacts the willingness of air travelers to fly, such as an increase in oil prices or heightened taxation from federal or other aviation authorities;
●	severe weather, ash clouds, airport closures, natural disasters, strikes or accidents (airplane or otherwise), causing travelers to decrease the amount that they fly and any of these events, or any other event of a similar nature, even if not directly affecting the airline industry, may lead to a significant reduction in the number of airline passengers;
●	as to our spa business, scientific studies that malign the use of spa services or the products used in spa services, such as the impact of certain chemicals and procedures on health and wellness;
●	streamlined security screening checkpoints, which could decrease the wait time at checkpoints and therefore the time air travelers’ budget for spending time at the airport; or
●	Customer preferences for services in general at the airport could change as dwell times in US airports continue to go down and more airports are focusing available concession space on quicker service food and beverage concepts.

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

We rely on a small number of suppliers for our products. As a result, these suppliers may have increased bargaining power, and we may be required to accept less favorable purchasing terms. In the event of a dispute with a supplier, the delivery of a significant amount of merchandise may be delayed or cancelled, or we may be forced to purchase merchandise from other suppliers on less favorable terms. Such events could cause turnover to fall or costs to increase, adversely affecting our business, financial condition, and results of operations. We have publicized our sale of certain brands of products in our stores – our failure to sell these brands may adversely affect our business.

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

Our operating results may fluctuate significantly due to certain factors, some of which are beyond our control.

Our operating results may fluctuate from period to period significantly because of numerous factors, including:

●	the timing and size of new unit openings, particularly the launch of new terminals;
●	passenger traffic and seasonality of air travel;
●	changes in the price and availability of supplies;
●	macroeconomic conditions, nationally, locally and internationally;
●	changes in consumer preferences and competitive conditions;
●	expansion to new markets and new locations; and
●	increases in infrastructure costs, including those costs associated with the build-out of new concession locations and renovating existing concession locations.

Our operating results may fluctuate significantly because of the factors discussed above. Accordingly, results for any period are not necessarily indicative of results to be expected for any other period or for any year.

Our expansion into new airports or off-airport locations may present increased risks due to unfamiliarity with those areas.

Our growth strategy depends upon developing our off-airport locations which will include travel health and wellness mini locations and the expansion of Naples Wax. Those markets and locations may have demographic characteristics, consumer tastes and discretionary spending patterns that are different from those in the markets where our existing spa and testing operations are located. As a result, new airport terminal and/or off-airport operations may be less successful than existing concession locations in current airport terminals. We may find it more difficult in new markets to hire, motivate and keep qualified employees who can project our vision, passion, and culture. We may also be unfamiliar with local laws, regulations, and administrative procedures, including the procurement of spa services retail licenses, in new markets which could delay the build-out of new concession locations and prevent it from achieving its target revenues on a timely basis.

Operations in new markets may also have lower average revenues or enplanements than in the markets where we currently operate. Operations in new markets may also take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby negatively affecting the results of operations.

Our growth strategy is dependent in part on our ability to successfully identify and open new locations.

Our growth strategy is, among others, dependent in part on our ability to successfully identify and open new locations. We will need to assess and mitigate the risk of any new locations, to open the location on favorable terms and to successfully integrate their operations with ours. We may not be able to successfully identify opportunities that meet these criteria, or, if we do, we may not be able to successfully negotiate and open new locations on a timely basis. If we are unable to identify and open new locations in accordance with its operating plan, our revenue growth rate and financial performance may fall short of our expectations.

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

As of December 31, 2024, we had approximately 246 full-time and 66 part-time employees. Excluding some dedicated retail staff, most of our employees in our locations are licensed to perform spa services, and hold such licenses as masseuses, nail technicians, and aestheticians. The demand for these licensed technicians has been increasing as more consumers gravitate to health and wellness treatments such as spa services. We compete not only with other airport-based spa companies but also with spa companies outside of the airport for this skilled labor force. In addition, all staff hired by us must pass the background checks and security clearances necessary to work in airport locations. If we are unable to attract and retain qualified staff to work in our airport locations, our ability to operate in such locations, and our business and financial condition will be impacted negatively.

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

Our leases may be terminated, either for convenience by the landlord or because of a XpresSpa or Naples Wax default.

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

Our ability to operate depends on the traffic patterns of the terminals in which we operate, and the cessation or disruption of air traveler traffic in these terminals would negatively impact XpresSpa’s and XpresTest’s addressable market.

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

Further, if we fail to comply with the minimum ACDBE participation requirements, we may be held responsible for a breach of contract, which could result in the termination of a lease and impairment of our ability to bid on or obtain future concession contracts. To the extent that our leases are terminated, and we are required to shut down one or more store locations, there could be a material adverse impact on our business and results of operations.

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

Negative social media regarding XWELL, XpresSpa, XpresTest, Naples Wax Center or HyperPointe could result in decreased revenues and impact our ability to recruit workers.

Our affinity among consumers is highly dependent on their positive feelings about our brands, our customer service and the range and quality of services and products that we offer. A negative customer experience that is posted to social media outlets and is distributed virally could tarnish each of the XpresSpa, XpresTest, Naples Wax Center, or HyperPointe brands and our customers may opt to no longer engage with that particular brand, or any of our brands.

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

Our products contain ingredients that are deemed to be safe by the FDA and the Federal Food, Drug and Cosmetics Act. However, there is no guarantee that these ingredients will not cause adverse health effects to some consumers given the wide range of ingredients and allergies amongst the general population. We may face substantial product liability exposure for products we sell to the public or that we use in our services. Product liability claims, regardless of their merits, could be costly and divert management’s attention, and adversely affect our reputation and the demand for our products and services. To date, we have not been named as a defendant in any product liability action.

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

Our failure or inability to protect the trademarks or other proprietary rights we use or claims of infringement by us of the rights of third parties, could adversely affect our competitive position or the value of our brands.

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

We have not declared or paid any cash dividends on our common stock, nor do we expect to pay any cash dividends on our common stock for the foreseeable future. Additionally, so long as any shares of our Series G Preferred Stock are outstanding, as they are at this time, we are not able to, without the prior written consent of the Required Holders (as defined in the Series G Certificate of Designations), directly or indirectly, redeem, repurchase or declare or pay any cash dividend or distribution on any of our capital stock (other than as required by the Series G Certificate of Designations). Investors seeking cash dividends should not invest in our common stock for that purpose. We currently intend to retain any additional future earnings to finance our operations and growth and, therefore, we have no plans to pay cash dividends on our common stock currently. Any future determination to pay cash dividends on our common stock will be at the discretion of our Board of Directors and will be dependent on our earnings, financial condition, operating results, capital requirements, any contractual restrictions, and other factors that our Board of Directors deems relevant.

Accordingly, our investors may have to sell some or all of their common stock to generate cash from their investment. You may not receive a gain on your investment when you sell our common stock and may lose the entire amount of your investment.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

The continued listing standards of Nasdaq provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days or if stockholders’ equity is less than $2,500,000. While we are currently in compliance, we have in the past been, and may in the future be, unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our common stock on Nasdaq. For example, on October 28, 2022, we received a deficiency letter from Nasdaq which indicated that we were not in compliance with the minimum bid price requirement, which such deficiency we addressed by effectuating a reverse stock split of our common stock on September 23, 2023. If in the future we seek to implement a reverse stock split to remain listed on Nasdaq, the announcement and/or implementation of a reverse stock split could significantly negatively affect the price of our common stock. We may be unable to regain compliance in the future if our stock price again falls below the minimum bid price. Additionally, if we fail to comply with any other continued listing standards of Nasdaq, our common stock would also be subject to delisting. If that were to occur, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would significantly and negatively affect the ability of investors to trade our securities and would significantly and negatively affect the value and liquidity of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. The delisting of our common stock also would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock would cease to be recognized as covered securities, and we would be subject to regulation in each state in which we offer our securities.

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

Holders of our Series G Preferred Stock are entitled to certain payments under the applicable Certificate of Designations that may be paid in cash, in shares of common stock or in additional shares of Series G Preferred Stock depending on the circumstances. If we make these payments in cash, it may require the expenditure of a substantial portion of our cash resources. If we make these payments in common stock, it may result in substantial dilution to the holders of our common stock.

Under the Certificate of Designations of the Series G Convertible Preferred Stock (the “Series G Certificate of Designations”) and, we are required to redeem the shares of the shares of the Series G Preferred Stock in six equal quarterly installments, commencing on February 1, 2025. The amortization payments due upon such redemption are payable, at our election, in cash at 107% of the applicable Installment Redemption Amount (as defined in the Series G Certificate of Designations), or subject to certain limitations, in shares of common stock valued at the lower of (i) the conversion price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the our common stock during the thirty consecutive trading day period ending and including the trading day immediately prior to the date the amortization payment is due or (B) the Floor Price (as defined in the Series G Certificate of Designations), and in each case subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events. Holders of our Series G Preferred Stock are also entitled to receive dividends of 8% per annum, compounded each calendar quarter, which are payable in arrears monthly in cash or shares of our common stock, at our option, in accordance with the terms of the Series G Certificate of Designations.

Our ability to make payments due to the holders of our Series G Preferred Stock using shares of common stock is subject to certain limitations set forth in the applicable Certificate of Designations. We will not be permitted to pay the amortization in cash unless we are legally permitted to do so under Delaware law. As such, we may rely on having available shares of common stock to pay such amortization, which will result in dilution to our shareholders. If we do not have such available shares, we may not be able to satisfy our amortization obligations, or we may be forced to make such payments in cash. If we do not have sufficient cash resources to make these payments, we may need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to meet our payment obligations, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

Our ability to make payments due to the holders of our Series G Preferred Stock using cash is also limited by the amount of cash we have on hand at the time such payments are due as well as certain provisions of the Delaware General Corporation Law (the “DGCL”). Further, we intend to make the installment payments due to holders of Series G Preferred Stock in the form of common stock to the extent allowed under the applicable Certificate of Designation and applicable law in order to preserve our cash resources. The issuance of shares of common stock to the holders of our Series G Preferred Stock with increase the number of shares of common stock outstanding and could result in substantial dilution to the existing holders of our common stock.

The Series G Preferred Stock and certain of our outstanding warrants contain certain anti-dilution provisions, which may dilute the interests of our stockholders, depress the price of our common stock, and make it difficult for us to raise additional capital.

Certain events, for example, a Stock Combination Event (as defined in the Series G Certificate of Designations) may reduce the conversion price of the Series G Preferred Stock, which in turn may lead to further dilution to the holders of our common stock. The January 2025 Warrants (as defined herein) additionally contain anti-dilution provisions applicable to the exercise price. If in the future, while any of the January 2025 Warrants are outstanding, we may be required upon the occurrence of certain events, to adjust the exercise price of the January 2025 Warrants, and simultaneously with any adjustment to the exercise price, the number of shares of common stock that may be purchased upon exercise of the January 2025 Warrants shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable thereunder for the adjusted number of shares of common stock issuable upon exercise of the January 2025 Warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. Such adjustments can dilute the book value per common share and reduce any proceeds we may receive from the exercise of the January 2025 Warrants. In addition, the perceived risk of dilution may cause our shareholders to be more inclined to sell their common shares, which may in turn depress the price of common shares regardless of our business performance. We may also find it more difficult to raise additional equity capital while any of the January 2025 Warrants and the Series G Preferred Stock remain outstanding.

The Series G Certificate of Designations contains restrictive covenants and terms that may make it difficult to procure additional financing and that may affect our financial condition and results of operations.

The Series G Certificate of Designations contains certain restrictive covenants including but not limited to, maintaining a Cash Minimum (as defined in the Series G Certificate of Designations), restrictions on incurring any indebtedness until the date on which at least 80% of the shares of Series G Preferred Stock have been converted to common stock and/or redeemed by us, subject to certain exceptions, restrictions on directly or indirectly, redeeming, repurchasing or declaring or paying any cash dividend or distribution on any of our capital stock (other than as required by the Series G Certificate of Designations), and restrictions on directly or indirectly, permitting any of our indebtedness to mature or accelerate prior to the Maturity Date (as defined in the Series G Certificate of Designations). Additionally, the Series G Preferred Stock also contains certain purchase rights (the “Purchase Rights”) permitting the holders of the Series G Preferred Stock to acquire upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of common stock acquirable upon complete conversion of all of its shares of Series G Preferred Stock. These restrictive covenants may may limit our flexibility in raising capital or incurring any indebtedness, which may have an adverse effect on our financial condition.

The holders of the Series G Preferred Stock are entitled to dividends of 8% per annum, compounded each calendar quarter, which are payable in arrears monthly in cash or shares of common stock at our option, in accordance with the terms of the Series G Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series G Certificate of Designations), the Series G Preferred Stock accrue dividends at the rate of 15% per annum (the “Default Rate”). In connection with a Triggering Event, each holder of the Series G Preferred Stock will be able to require us to redeem in cash any or all of the holder’s Series G Preferred Stock at a premium set forth in the Series G Certificate of Designations. If such Triggering Event occurs, our financial condition and results of operations could be materially affected.

Under the January 2025 Purchase Agreement, we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

The securities purchase agreement, dated as of January 14, 2025, by and among us and the investors named therein (the “January 2025 Purchase Agreement”), pursuant to which we issued in a private placement (the “January 2025 Private Placement”) the shares of Series G Preferred Stock, Series A Warrants to purchase shares of common stock (the “Series A Warrants”) and Series  B Warrants to purchase shares of common stock (the “Series B Warrants” and together with the Series A Warrants, the “January 2025 Warrants”), contains, among others, the following restrictive covenants: (A) until all of shares of Series G Preferred Stock are no longer outstanding (or until no Series A Warrants and Series B Warrants remain outstanding if the stockholder approval for the issuance of the shares of common stock upon conversion or exercise of the Series G Preferred Stock, Series A Warrants and Series B Warrants, as applicable, is not obtained) we shall be prohibited from effecting or entering into an agreement to effect any subsequent placement involving a variable rate transaction and (B) until the earlier of (i) the second anniversary of the closing date of the January 2025 Private Placement, and (ii) the date in which no shares of Series G Preferred Stock remain outstanding, the opportunity to participate in any subsequent securities offerings by us.

If we require additional funding while these restrictive covenants remain in effect, we may be unable to effect a financing transaction on terms acceptable to us, or at all, while also remaining in compliance with the terms of the January 2025 Purchase Agreements, or we may be forced to seek a waiver from the investors party to the January 2025 Purchase Agreement, which such investors are not obligated to grant to us.

Substantial future sales or other issuances of our common stock could depress the market for our common stock.

Sales of a substantial number of shares of our common stock and any future sales of a substantial number of shares of common stock in the public market, including the issuance of shares or any shares issuable upon conversion of the shares of Series G Preferred Stock or exercise of the Series A Warrants and Series B Warrants, among others, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise funds through the sale of equity and equity-related securities in the future at a time and price that our management deems acceptable, or at all. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock, which could also depress the market for our common stock. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares for sale will have on the market price of our common stock.

You may experience future dilution as a result of future equity offerings and other issuances of our securities.

In order to raise additional capital, we may in the future offer additional shares of common stock or other securities convertible into or exchangeable for our common stock prices that may not be the same as the price per share paid by the investors in this offering. We may not be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by the investors in this offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of common stock or securities convertible into shares of common stock in future transactions may be higher or lower than the price per share paid to the selling stockholders. Our stockholders will incur dilution upon exercise of any outstanding stock options, warrants or other convertible securities or upon the issuance of shares of common stock under our stock incentive programs.

Future issuances of preferred stock may adversely affect the market price for our common stock.

Additional issuances and sales of preferred stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

Any additional capital raised through the sale of equity or equity-backed securities may dilute our stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities.

The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

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

Our certificate of incorporation and our bylaws, each as currently in effect, also contain certain provisions that may delay, discourage, or make it more difficult for a third-party acquisition of control of us. Such provisions include a provision that any vacancies on our Board of Directors may only be filled by a majority of the directors then serving, although not a quorum, and not by the stockholders and the ability of our Board of Directors to issue preferred stock, without stockholder approval, that could dilute the stock ownership of a potential unsolicited acquirer and hinder an acquisition of control of us that is not approved by our Board of Directors, including through the use of preferred stock in connection with a stockholder rights plan.

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

Key risks that have been deemed material include, but are not limited to, the potential for data exfiltration from unmanaged devices, insufficient staffing, and tools due to recent budgetary reductions, increased risk of managing of personal information, potentially ineffective cybersecurity governance due to singular reporting structure, and lack of visibility and protection for the remote workforce.

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

ITEM 2. PROPERTIES

As of December 31, 2024, besides our Global Support Center at 254 West 31st Street in New York City, XWELL had 33 spas and wellness centers in 18 airport and off-airport locations, in the United States, Netherlands, Turkey, and the United Arab Emirates. All of the locations as of that date were leased, typically with one or two renewal options after the initial term. Economic terms vary by type and location of store, and on average, the lease terms are 5-10 years with several locations operating on a month-to-month basis. We believe that our facility and our leases are adequate to accommodate our business needs.

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

With respect to our outstanding legal matters, based on our current knowledge, our management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, we did not record a liability for all outstanding legal matters as of December 31, 2024. Related legal fees are recorded in the period in which they are incurred.

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

Settlement Agreement

On August 5, 2024, the Company, XpresSpa Middle East B.V., and certain parties thereto (such parties, the “Settlor Parties” entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company agreed to issue an aggregate of 416,000 shares of common stock (the “Settlement Shares”) which were issued on August 6, 2024,and have a fair market value of $2.26 per share to the Settlor Parties in consideration for their entry into the Settlement Agreement. The Settlement Shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”),and were issued in reliance on one or more exemptions from registration under the Securities Act, including pursuant to Rule 903 of Regulation S under the Securities Act.

XpresSpa Holdings, LLC (“XpresSpa”) v. Cordial Endeavor Concessions of Atlanta, LLC (“Cordial”), et al., Arbitration Case No. 2126399.

The Company’s subsidiary, XpressSpa Holdings, LLC, is party to an arbitration proceeding (the “Arbitration”) which was mandated by the City of Atlanta, Georgia related to the Operating Agreements by and between Cordial and XpresSpa for the operation of the XpresSpa locations in Hartsfield-Jackson Atlanta International Airport (“ATL”) in ATL Terminal A and ATL Terminal C. The City of Atlanta filed an application to compel arbitration in the Superior Court of Fulton County, and on November 5, 2024, the court granted that application and ordered the parties to arbitrate their disagreements.

This dispute arises out of the alleged breaches of varies contracts between the parties as well as other improper conduct relating to the Operating Agreements. The Arbitration has recently commenced, and the parties are awaiting a scheduling order to be issued by the Arbitrator.  No substantive proceedings have taken place and there have been no substantive rulings.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On October 25, 2022, the Company changed its name to XWELL, Inc. from XpresSpa Group, Inc. The Company’s common stock, par value $0.01 per share, which had previously been listed under the trading symbol “XSPA” on the Nasdaq Capital Market, now trades under the trading symbol “XWEL” since the opening of the trading market on October 25, 2022. The Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State on October 24, 2022, reflecting the name change. Rebranding to XWELL aligned the Company’s corporate strategy to build a pure-play wellness services company, in both the airport and off-airport marketplaces.

Stockholders

As of April 11, 2025, we had 90 stockholders of record of the 5,261,024 outstanding shares of our common stock and 2 stockholders of record of the 4,000 outstanding shares of our Series G Preferred Stock. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Additionally, so long as any shares of our Series G Preferred Stock are outstanding, as they are at this time, we are not able to, without the prior written consent of the Required Holders (as defined in the Series G Certificate of Designations), directly or indirectly, redeem, repurchase or declare or pay any cash dividend or distribution on any of our capital stock (other than as required by the Series G Certificate of Designations). We currently intend to retain future earnings, if any, to finance our operations and to expand our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors considers appropriate.

Unregistered Sales of Equity Securities

All sales of unregistered securities during the year ended December 31, 2024, were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Overview

Our Strategy and Outlook

We believe that our company is well positioned to benefit from consumers’ growing interest and pent-up demand in travel health and wellness and increasing demand for health and wellness related services and products. Our go-forward plan includes the expansion and integration of products and services across our brands; the right-sizing of our existing airport portfolio to a leaner and more profitable business; the execution of an ‘off-airport’ strategy through acquisition to deliver more products and services, which will serve as a catalyst for our future growth; the implementation of an international expansion plan; and ensuring we can scale our growth in a responsible way that drives shareholder value.  Through right sizing our existing business, optimizing our cost structure, and making acquisitions that further leverage the strength of our brand portfolio, XWELL is positioning itself for both financial and operational growth now and in the future. However, these plans are not finalized or fully within the Company’s control, and there is uncertainty regarding their execution and effectiveness. As noted previously in these financial statements, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Developments

January 2025 Private Placement

On January 14, 2025, we entered into a securities purchase agreement (the “January 2025 Purchase Agreement”) with certain accredited investors thereto, pursuant to which it agreed to sell to such investors (i) an aggregate of 4,000 shares of our newly-designated Series G Convertible Preferred Stock, par value of $0.01 per share and a stated value of $1,000 per share, initially convertible into up to 2,673,797 shares of our common stock at a conversion price of $1.496 per share, (ii) Series A Warrants to acquire up to an aggregate of 2,673,797 shares of common stock at an exercise price of $1.496 per share, and (iii) Series B Warrants to acquire up to an aggregate of 2,673,797 shares of common stock at an exercise price of $1.7952 per share (the “January 2025 Private Placement”), each for a term of five years following the date of issuance. In connection with the January 2025 Private Placement, we also entered into that certain registration rights agreement, dated as of January 14, 2025, with the investors in the January 2025 Private Placement. The January 2025 Private Placement closed on January 14, 2025.

Year ended December 31, 2024, compared to the year ended December 31, 2023

Revenue

	Year ended December 31,
	2024	2023	Inc/(Dec)
Total revenue, net	$33,897	$30,109	$3,788

During the year ended December 31, 2024, total revenues increased $3,788, or 13%. The increase in revenue was primarily due to a full year service revenue generated from the acquired Naples Wax business and an increase in service revenue in the XpresSpa new touchless locations.

Cost of sales

	Year ended December 31,
	2024	2023	Inc/(Dec)
Total cost of sales	$24,978	$26,428	$(1,450)

The decrease in total cost of sales during the year ended December 31, 2024, was primarily driven by the closure of XpresSpa locations that were under performing. The largest components in the cost of sales for that segment are labor costs at the location-level. Total cost of sales also includes rent and related occupancy costs, which primarily includes rent based on percentage of sales, as well as other product costs directly associated with the procurement of retail inventory, and other operating costs.

Depreciation and amortization

	Year ended December 31,
	2024	2023	Inc/(Dec)
Depreciation and amortization	$938	$2,065	$(1,127)

During the year ended December 31, 2024, depreciation and amortization expense decreased $1,127, or 55%, compared to the depreciation and amortization expense recorded during the year ended December 31, 2023. The decrease was primarily due to fewer long-lived assets available for depreciation and amortization in 2024 as compared to 2023 due the impairment of long-lived assets which occurred in the latter half of fiscal year 2023.

Impairment /loss on disposal of assets

The following table summarizes impairment charges the years ended December 31, 2024 and 2023, recorded on the consolidated statement of operations and comprehensive loss:

	Year ended December 31,
	2024	2023	Inc/(Dec)
Impairment of long-lived assets	$1,711	$3,927	$(2,216)
Impairment of operating lease right-of-use assets	2,805	926	1,879
Loss on disposal of assets, net	90	34	56
Goodwill impairment	—	4,024	(4,024)

The Company identified triggering events and completed an assessment of the Company’s property and equipment, intangible assets and right of use lease assets for impairment as of December 31, 2024 and 2023. As of December 31, 2024, the Company recorded an impairment of property and equipment, intangible assets, and right of use lease assets of approximately $1,706, $5 and $2,805, respectively, as compared to December 31, 2023 of approximately $1,159, $2,768, and $926 impairment of property and equipment, intangible assets, and right of use lease assets, respectively.

The Company completed an assessment of goodwill for impairment as of December 31, 2024. The year-over-year decrease is based upon the results of the 2024 impairment assessment whereby the Company identified a triggering event for goodwill but deemed that the reporting unit’s fair value is greater than its carrying value, therefore no impairment for goodwill was recognized as of December 31, 2024. During the year ended December 31, 2023 the Company identified a triggering event, related to the Goodwill associated with XpresTest’s HyperPointe business, and as a result recognized an impairment charge of $4,024.

General and administrative

	Year ended December 31,
	2024	2023	Inc/(Dec)
General and administrative	$12,542	$12,957	$(415)

During the year ended December 31, 2024, general and administrative expenses decreased by $415 or 3%, which was primarily due to rightsizing our existing business and optimizing our cost structure. We have significantly reduced operating and overhead expenses while we continue to focus on returning to overall profitability. The decrease in general and administrative expenses were partially offset by an increase in one-time legal fees of approximately $2.1 million related to the defense of the CPC lawsuit.

Salaries and benefits

	Year ended December 31,
	2024	2023	Inc/(Dec)
Salaries and benefits	$7,540	$7,954	$(414)

During the year ended December 31, 2024, salaries and benefits expenses decreased by $414 or 5%, primarily due to the closing of unprofitable or poorly performing spas, optimization of systems and processes that support the business, headcount reductions and elimination of infrastructure no longer necessary to support our future growth.

Gain on investments, realized and unrealized

	Year ended December 31,
	2024	2023	Inc/(Dec)
Gain on investments, realized and unrealized	$356	$857	$(501)

As of December 31, 2024, the decrease is primarily driven by the decrease in marketable securities balance in 2024 as compared to 2023. Gain on investments is affected by the adjustments to the fair value of our equity investment, which could fluctuate materially from period to period. The fair value of these instruments depends on a variety of assumptions.

Other non-operating expenses, net

	Year ended December 31,
	2024	2023	Inc/(Dec)
Other non-operating expense, net	$(211)	$(355)	$144

The following is a summary of the transactions included in other non-operating expenses, net for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Bank fees and financing charges	$(179)	$(320)
Other	(32)	(35)
Total	$(211)	$(355)

Income Taxes

As of December 31, 2024, our estimated aggregate total gross NOLs were $150,926 for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $114,321 for U.S. federal purposes with an indefinite life due to new regulations in the Tax Act of 2017. The NOL amounts are presented before Internal Revenue Code, Section 382 limitations (“Section 382”). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, our ability to utilize all such NOL and credit carryforwards may be limited. The CARES Act was enacted on March 27, 2020, and provides favorable changes to tax laws for businesses impacted by COVID-19. However, we do not anticipate the income tax law changes will materially benefit us.

We did not have any material unrecognized tax benefits as of December 31, 2024. We do not expect to record any additional material provisions for unrecognized tax benefits within the next year.

Going Concern and Liquidity

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of December 31, 2024, we had approximately $4,550 of cash and cash equivalents, $7,247 in marketable securities, and total current assets of approximately $15,337. Our total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, and operating lease liabilities was approximately $9,224 as of December 31, 2024. The working capital surplus was $6,113 as of December 31, 2024, compared to a working capital surplus of $17,236 as of December 31, 2023.

The Company significantly reduced operating and overhead expenses in the 2023 and 2024, while it continues to focus on returning to overall profitability.

The Company has taken actions to improve its overall cash position, right sizing its corporate structure and streamlining its operations, while at the same time the Company is aggressively trying to get the company to profitability which the Company believes will strengthen the Company’s stock price and put the Company in a stronger position to be able to raise capital in 2025 and beyond. The Company is aggressively pursuing strategic partnerships that the Company expects will further strengthen the long-term profitability of the business, which puts the Company in a position of strength as the Company raises more capital.

Our primary liquidity and capital requirements are for the maintenance of our current XpresSpa locations and brand, as well as the expansion outside the airports. During the year ended December 31, 2024, we used net cash of $11,005 to fund our operating activities.

In order to have sufficient cash to fund our operations in the future, we will need to raise additional equity or debt capital and cannot provide any assurance that we will be successful in doing so. If we are unable to raise sufficient capital to fund our operations, we may need to delay, reduce or eliminate certain of our operations, sell some or all of our assets or merge with another entity.

We do not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about our ability to continue as a going concern within one year after the date that these audited annual consolidated financial statements are issued.

Cash flows

	Year ended December 31,
	2024	2023	Change
Net cash used in operating activities	$(11,005)	$(16,074)	$5,069
Net cash provided by investing activities	$5,895	$5,650	$245
Net cash provided by financing activities	$1,359	$8	$1,351

Operating activities

During the year ended December 31, 2024, net cash used in operating activities was $11,005 compared to net cash used in operating activities during the year ended December 31, 2023 of $16,074. The decrease in net cash used in operating activities was primarily due the Company’s reduction of operating and overhead expenses such as lower occupancy costs in 2024 as compared to 2023. In addition, there has been higher cash flows from full year operations of the acquired Naples Wax business in 2024 as compared to 2023.

Investing activities

During the year ended December 31, 2024, net cash provided by investing activities was $5,895 compared to net cash provided by investing activities during the year ended December 31, 2023 of $5,650.  Cash provided in 2024 came primarily from the sale of marketable securities of approximately $7,986. Cash provided in 2023 came primarily from the sale of marketable securities of approximately $9,417.

Financing activities

During the year ended December 31, 2024, net cash provided by financing activities increased by $1,351 primarily due to the net proceeds received from the August 2024 Registered Direct Offering (as defined below).

Sources of Liquidity

August 2024 Registered Direct Offering

On August 6, 2024, we entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which we agreed to sell and issue in a registered direct offering (the “August 2024 Registered Direct Offering”), an aggregate of 652,705 shares (the “August 2024 Shares”) of our common stock. The gross proceeds to us from the August 2024 Registered Direct Offering, prior to deducting estimated fees and expenses of $0.1 million, were approximately $1.4 million. The August 2024 Registered Direct Offering closed on August 8, 2024.

The August 2024 Shares were offered and sold pursuant to a shelf registration statement on Form S-3 (File No. 333-273726), previously filed with the SEC on August 4, 2023, and declared effective by the SEC on September 29, 2023, and the base prospectus included therein

Off-Balance Sheet Arrangements

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

We believe the following accounting estimates to be the most critical estimates we used in preparing our consolidated financial statements for the year ended December 31, 2024.

Goodwill

The Company accounts for goodwill under FASB ASC 350-30, Intangibles-Goodwill and Other. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired and liabilities assumed. Goodwill is not amortized and is reviewed for impairment annually, or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative test to identify and measure the amount of goodwill impairment loss. The Company compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, goodwill of the reporting unit is considered impaired, and that excess is recognized as a goodwill impairment loss.

During the year ended December 31, 2024, the Company identified a triggering event for goodwill but deemed that the fair value of the reporting unit is greater than its carrying value; therefore, no impairment loss was recognized. During the year ended December 31, 2023, the Company identified a triggering event and as a result recognized an impairment charge of $4,024, which is recorded in goodwill impairment on the consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

Long-lived assets are tested for impairment at the lowest level at which there are identifiable operating cash flows. The Company’s long-lived assets consist primarily of leasehold improvements and the right to use lease assets for each of its locations (considered the asset group). The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset group in question to its carrying amount. An impairment loss is recognized if it is determined that the long-lived asset group is not recoverable and is calculated based on the excess of the carrying amount of the long-lived asset group over the long-lived asset group’s fair value. The Company estimates the fair value of long-lived assets using the present value income approach. Future cash flows are calculated based on forecasts over the estimated remaining useful life of the asset group, which for each of the Company’s locations, is the remaining term of the operating lease.

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

During the year ended December 31, 2024, the Company identified triggering events and completed an impairment assessment of long-lived assets for impairment and recognized an impairment charge of $1,706 and $2,805, which is recorded in Impairment of long-lived assets and Impairment of operating lease right-of-use assets, respectively, on the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2023, the Company recognized an impairment charge of $1,159 and $926, which is recorded in Impairment of long-lived assets and Impairment of operating lease right-of-use assets, respectively, on the consolidated statements of operations and comprehensive loss.

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

The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount in which the carrying value exceeds the fair value of the asset. In assessing the recoverability of the Company’s intangible assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. During the year ended December 31, 2024, the Company recorded $5 of intangible impairment loss. During the year ended December 31, 2023, the Company recorded $2,768 of intangible impairment loss.

Recently adopted accounting pronouncements

Please refer Note 2 to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Known Trends, Events and Uncertainties

Ongoing conflicts in Russia and Ukraine, and Israel and Palestine, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. We may not be able to raise sufficient additional capital and may tailor our business and operations based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful. Additionally, our ability to operate depends upon a large number of airplane travelers with the propensity for health and wellness, and in particular spa treatments and products, spending significant time post-security clearance check points at airports. The number of airline travelers at any given time is volatile and subject to change based on various conditions, including but not limited to market and other conditions, prices of travel fare, and oil and gas prices.

Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, our Certifying Officers concluded that, as of December 31, 2024, the evaluation date, our disclosure controls and procedures were not effective due to the following material weaknesses:

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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of the Company’s internal control over financial reporting. Management has implemented, and continues to implement, the actions described below to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. Until the remediation efforts described below, including any additional measures management identifies as necessary, are completed, the material weaknesses described above will continue to exist. We cannot provide any assurance that the remediation efforts below will be successful or that our internal control over financial reporting will be effective because of these efforts. Management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

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

Changes in Internal Control over Financial Reporting

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding the material weaknesses in our internal control over financial reporting, our management has determined that the consolidated financial statements for the periods covered by and included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

2.4
Exhibit No.	Description

2.1

Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC, the unitholders of XpresSpa who are parties thereto and Mistral XH Representative, LLC, as representative of the unitholders, dated as of August 8, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2016)

2.2

Amendment No. 1 to Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated September 8, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 9, 2016)

2.3

Amendment No. 2 to Agreement and Plan of Merger by and among FORM Holdings Corp., FHXMS, LLC, XpresSpa Holdings, LLC and Mistral XH Representative, LLC, as representative of the unitholders, dated October 25, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 25, 2016)

2.4

Amendment No. 3 to Agreement and Plan of Merger, dated October 1, 2019, by and between the Company, XpresSpa Holdings, LLC, and Mistral XH Representative LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2019).

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

3.3	Third Amended and Restated Bylaws of XWELL, Inc., (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2024).

3.4

Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective as of September 27, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on September 27, 2023).

2.4
Exhibit No.	Description

3.5

Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of the State of Delaware on August 16, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 16, 2024).

3.6	Certificate of Designations of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on January 15, 2025).

4.1	Description of the Registrant’s Securities (incorporated by reference from Exhibit 4.22 to our Annual Report on Form 10-K filed with the SEC on April 20, 2020)

4.2

Tax Benefits Preservation Plan, dated as of August 16, 2024, between XWELL, Inc. and Equiniti Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 16, 2024).

4.3	Form of Series A Warrant issued on January 14, 2025 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on January 15, 2025).

4.4	Form of Series B Warrant issued on January 14, 2025 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on January 15, 2025).

10.1†	Form of Management Option Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010)

10.2†	Form of Stock Option Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.3†	Form of Restricted Stock Unit Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.4†

Form of Indemnification Agreement, dated January 31, 2013, by and between Vringo, Inc. and each of its Directors and Executive Officer (incorporated by reference from our Annual Report on Form 10-K for the period ended December 31, 2012, filed on March 21, 2013)

10.5†

Stock Option Grant under the XpresSpa Group Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021)

10.6†

Notice of Restricted Stock Unit Award under the XpresSpa Group Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021)

10.7†	XpresTest, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2020)

10.8†	XpresSpa Group, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2020)

10.9†

Form of XpresTest, Inc. Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.45 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 30, 2021)

2.4
Exhibit No.	Description

10.11†

Executive Employment Agreement dated January 9, 2022, between the Company and Ezra T. Ernst (incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022)

10.12†

Stock Option Agreement between XpresSpa Group, Inc. and Ezra Ernst dated January 14, 2022 (incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-8 filed on March 31, 2022).

10.13†

Executive Employment Agreement dated March 28, 2022, between the Company and Scott Milford. (incorporated by reference from Exhibit 10.48 to our Annual Report on Form 10-K filed with the SEC on March 31, 2022)

10.14†

XWELL, Inc. (formerly known as XpresSpa Group, Inc.) 2020 Equity Incentive Plan, as amended October 4, 2022 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed with the SEC on October 25, 2022).

10.15†	Offer letter dated June 26, 2023, between the Company and Suzanne A. Scrabis (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 28, 2023).

10.16†

Executive Employment Agreement by and between XWELL, Inc. and Ezra T. Ernst, effective as of September 4, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 5, 2025).

10.17†

Transition and Severance Agreement, by and between XWELL, Inc. and Scott R. Milford, effective as of September 4, 2024 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 5, 2025).

10.18†

Resignation, Separation Agreement and Release with Suzanne A. Scrabis, effective as of January 8, 2025 (incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K filed with the SEC on January 7, 2025)

10.19†	Executive Employment Agreement with Thomas Ian Brown, effective as of January 6, 2025 (incorporated by reference to Exhibit 10.2 our Current Report on Form 8-K filed with the SEC on January 7, 2025).

10.20+

Form of Securities Purchase Agreement, dated as of August 6, 2024, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K filed with the SEC on August 7, 2024).

10.21

Form of Securities Purchase Agreement, dated as of January 14, 2025, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 15, 2025).

10.22

Form of Registration Rights Agreement dated as of January 14, 2025, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 15, 2025).

19.1*	Insider Trading Policy of XWELL, Inc.

21.1	List of Subsidiaries of XWELL, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10 - K filed with the SEC on April 16, 2024).

23.1*	Consent of Marcum LLP, independent registered public accounting firm

2.4
Exhibit No.	Description

24.1*	Power of Attorney (attached to the signature page hereto).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	XWELL, INC Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10 - K filed with the SEC on April 16, 2024).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL documents)

*       Filed herewith.

**     Furnished herewith.

†       Management contract or compensatory plan or arrangement.

††     Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

+     Certain of the schedules (and similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY

None.

XWELL, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

XWELL, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XWELL, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Morristown, New Jersey

April 15, 2025

XWELL, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Current assets
Cash and cash equivalents	$4,550	$8,437
Marketable Securities	7,247	14,613
Accounts receivable, net of allowance for credit losses	1,793	1,667
Inventory	501	900
Other current assets	1,246	949
Total current assets	15,337	26,566

Restricted cash	751	751
Property and equipment, net	1,809	2,454
Intangible assets, net	1,023	1,353
Operating lease right of use assets, net	3,409	4,656
Goodwill	1,389	1,371
Other assets	1,634	1,842
Total assets	$25,352	$38,993

Current liabilities
Accounts payable	$1,612	$1,099
Accrued expenses and other current liabilities	4,088	4,968
Current portion of operating lease liabilities	2,381	2,402
Deferred revenue	1,143	861
Total current liabilities	9,224	9,330

Long-term liabilities		—
Operating lease liabilities	8,386	8,692
Total liabilities	17,610	18,022
Commitments and contingencies (see Note 17)

Equity
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 5,261,024 and 4,179,631 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	53	42
Additional paid-in capital	473,824	470,737
Accumulated deficit	(472,706)	(455,853)
Accumulated other comprehensive loss	(1,959)	(1,924)
Total (deficit) equity attributable to XWELL, Inc.	(788)	13,002
Noncontrolling interests	8,530	7,969
Total equity	7,742	20,971
Total liabilities and equity	$25,352	$38,993

The accompanying notes form an integral part of these consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year ended December 31,
	2024	2023

Revenue, net
Services	$30,660	$27,343
Products	3,237	2,766
Total revenue, net	33,897	30,109

Cost of sales
Labor	17,477	17,932
Occupancy	3,712	4,473
Products and other operating costs	3,789	4,023
Total cost of sales	24,978	26,428
Gross Profit	8,919	3,681
Depreciation and amortization	938	2,065
Impairment of long-lived assets	1,711	3,927
Goodwill impairment	—	4,024
Loss on disposal of assets, net	90	34
Impairment of operating lease right-of-use assets	2,805	926
General and administrative	12,542	12,957
Salaries and Benefits	7,540	7,954
Total operating expenses	25,626	31,887
Operating loss	(16,707)	(28,206)
Interest income, net	380	448
Foreign exchange loss	(259)	(738)
Gain on investments, realized and unrealized	356	857
Other non-operating expense, net	(211)	(355)
Loss before income taxes	(16,441)	(27,994)
Income tax expense	(49)	(35)
Net loss	(16,490)	(28,029)
Net loss (income) attributable to noncontrolling interests	(363)	288
Net loss attributable to XWELL, Inc.	$(16,853)	$(27,741)
Net loss	(16,490)	(28,029)
Other comprehensive loss from operations	69	(1,279)
Comprehensive loss	$(16,421)	$(29,308)
Loss per share
Basic and diluted loss per share	$(3.66)	$(6.64)
Weighted-average number of shares outstanding during the year
Basic	4,610,940	4,175,220
Diluted	4,610,940	4,175,220

The accompanying notes form an integral part of these consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

					Accumulated
			Additional		other	Total	Non-
	Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	in capital	deficit	loss	equity	interests	equity
January 1, 2023	4,161,613	$42	$468,530	$(428,112)	$(534)	$39,926	$8,023	$47,949
Issuance of Common Stock for acquisition	18,018	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,226	—	—	2,226	93	2,319
Grant of stock options for services	—	—	3	—	—	3	—	3
Value of Shares Withheld to fund payroll taxes	—	—	(22)	—	—	(22)	—	(22)
Contributions from noncontrolling interests	—	—	—	—	—	—	150	150
Distributions to noncontrolling interests	—	—	—	—	—	—	(120)	(120)
Foreign currency translation	—	—	—	—	(1,390)	(1,390)	111	(1,279)
Net loss for the period	—	—	—	(27,741)	—	(27,741)	(288)	(28,029)
December 31, 2023	4,179,631	$42	$470,737	$(455,853)	$(1,924)	$13,002	$7,969	$20,971

The accompanying notes form an integral part of these consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share data)

					Accumulated	Total
			Additional		other	Company	Non-
	Common stock		paid-	Accumulated	comprehensive	equity	controlling	Total
	Shares	Amount	in capital	deficit	loss		interests	equity
January 1, 2024	4,179,631	$42	$470,737	$(455,853)	$(1,924)	$13,002	$7,969	$20,971
Issuance of restricted stock units	4,688	—	—	—	—	—	—	—
Stock-based compensation	—	—	799	—	—	799	94	893
Exercise of stock options	8,000	—	4	—	—	4	—	4
Stock issued related to legal settlement	416,000	4	936	—	—	940	—	940
Proceeds from registered offering	652,705	7	1,348	—	—	1,355	—	1,355
Foreign currency translation	—	—	—	—	(35)	(35)	104	69
Net loss for the period	—	—	—	(16,853)	—	(16,853)	363	(16,490)
December 31, 2024	5,261,024	$53	$473,824	$(472,706)	$(1,959)	$(788)	$8,530	$7,742

The accompanying notes form an integral part of these consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(16,490)	$(28,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	938	2,065
Impairment of long-lived assets	1,706	1,159
Impairment of goodwill	—	4,024
Impairment of intangible assets	5	2,768
Impairment of operating lease right-of-use assets	2,805	926
Unrealized gain on marketable securities	(321)	(877)
Foreign currency remeasurement loss	259	738
Gain on Lease Termination	(655)	(821)
Loss on disposal of assets, net	90	34
Amortization of operating lease right of use asset	1,335	1,481
Issuance of shares of Common Stock for services	—	3
Provision for credit losses	50	—
Stock-based compensation	893	2,319
(Gain) loss on equity investment	(35)	54
Changes in assets and liabilities:
Decrease in inventory	399	261
(Increase) decrease in accounts receivable	(193)	1,191
Increase (decrease) in deferred revenue	281	(289)
(Increase) decrease in other assets, current and non-current	(103)	512
(Decrease) in other liabilities, current and non-current	(2,356)	(3,105)
Increase (decrease) in accounts payable	387	(488)
Net cash used in operating activities	(11,005)	(16,074)
Cash flows from investing activities
Acquisition of property and equipment	(1,783)	(1,905)
Investment in marketable securities	(299)	—
Sale of marketable securities	7,986	9,417
Acquisition of Naples Wax net of cash assumed	—	(1,394)
Acquisition of intangibles	(9)	(468)
Net cash provided by investing activities	5,895	5,650
Cash flows from financing activities
Contributions from noncontrolling interests	—	150
Stock option exercised	4	—
Payments for shares withheld on vesting	—	(22)
Net proceeds from stock sale	1,355	—
Distributions to noncontrolling interests	—	(120)
Net cash provided by financing activities	1,359	8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(136)	(185)
Decrease in cash, cash equivalents and restricted cash	(3,887)	(10,601)
Cash, cash equivalents, and restricted cash at beginning of the year	9,188	19,789
Cash, cash equivalents, and restricted cash at end of the year	$5,301	$9,188
Cash paid for
Income taxes	$59	$35
Non-cash investing and financing transactions
Capital expenditures included in Accounts payable, accrued expenses and other current liabilities	$152	$17
Issuance of shares of Common Stock for legal settlement	$940	—
Right-of-use assets obtained in exchange for operating lease obligations	$3,257	$174

The accompanying notes form an integral part of these consolidated financial statements.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 1. General

Overview

XWELL, Inc. (“XWELL” or the “Company”) is a global wellness company operating multiple brands and focused on bringing restorative, regenerative and reinvigorating products and services to travelers. As of the date of this Annual Report on Form 10-K, XWELL currently has four reportable operating segments: XpresSpa®, XpresTest®, Naples Wax Center® and Treat®.

XWELL’s subsidiary, XpresSpa Holdings, LLC (“XpresSpa”) has been a global airport retailer of spa services through its XpresSpa spa locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products.

As of December 31, 2024, there were 18 domestic XpresSpa locations in total, comprised of 17 Company-owned locations and one franchise. The Company also had 10 international locations operating as of December 31, 2024, including two XpresSpa locations in the Dubai International Airport in the United Arab Emirates, one XpresSpa location in the Zayad International Airport in Abu Dhabi, United Arab Emirates, three XpresSpa locations in the Schiphol Amsterdam Airport in the Netherlands and four XpresSpa locations in the Istanbul Airport in Turkey.

XWELL’s subsidiary, XpresTest, in partnership with certain COVID-19 testing partners, successfully launched its XpresCheck Wellness Centers through its XpresTest, Inc. subsidiary (“XpresTest”), which offered COVID-19 and other medical diagnostic testing services to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents during the pandemic. As of December 31, 2023, the Company closed all XpresCheck locations and XpresTest no longer provides diagnostic testing services.

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

XWELL’s subsidiary Treat, Inc. (“Treat”) will be converting its final remaining location in the JFK International Airport in New York City into an XWELL location.

XWELL’s subsidiary Naples Wax Center, LLC, which was acquired on September 12, 2023, for a purchase price of $1,624 operates a group of upscale hair removal boutiques in Florida. There are currently four Naples Wax Center locations with core products and service offerings from face and body waxing to a range of skincare and cosmetic products.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as discussed below, the Company has concluded that substantial doubt exists about its ability to continue as a going concern within one year after the date the financial statements are issued.

As of December 31, 2024, the Company had cash and cash equivalents of $4,550 (excluding restricted cash), $7,247 in marketable securities, and total current assets of $15,337. The Company’s total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, and operating lease liabilities was $9,224 as of December 31, 2024, and $9,330 as of December 31, 2023. The working capital surplus was $6,113 as of December 31, 2024, compared to a working capital surplus of $17,236 as of December 31, 2023. The Company expects to continue incurring losses and negative cash flows from operations through 2025.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The Company has significantly reduced operating and overhead expenses, while it continues to focus on returning to overall profitability.

Management is implementing various strategic initiatives to reduce operating expenses, improve working capital, and enhance cash flow. These include cost reduction efforts, capital spending controls, and exploration of additional financing options. Subsequent to December 31, 2024, on January 14, 2025, the Company entered into a securities purchase agreement with the investors named therein, pursuant to which the Company issued and sold on January 14, 2025, in a private placement (the “January 2025 Private Placement”), (i) an aggregate of 4,000 shares of the Company’s newly-designated Series G Convertible Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), initially convertible into up to 2,673,797 shares of common stock at a conversion price of $1.496 per share, (ii) Series A warrants to acquire up to an aggregate of 2,673,797 shares of common stock at an exercise price of $1.496 per share, and (iii) Series B warrants to acquire up to an aggregate of 2,673,797 shares of common stock at an exercise price of $1.7952 per share. Each share of Series G Preferred Stock and accompanying Warrants were sold together at a combined offering price of $1,000. The January 2025 Private Placement closed on January 14, 2025. The aggregate gross proceeds from the Private Placement were $4 million. However, other strategic plans are not finalized or fully within the Company’s control, and there is uncertainty regarding their execution and effectiveness.

As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Translation into United States dollars

The Company conducts certain transactions in foreign currencies, such as the Euro, Turkish Lira and United Arab Emirates Dirham, which are recorded at the exchange rate as of the transaction date. All exchange gains and losses occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are deemed non-operating income in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2024 and 2023, the Company recorded $259 and $738, respectively, in exchange losses occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies.

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

Cash and cash equivalents

The Company maintains cash in checking and money market accounts with financial institutions. The Company has established guidelines relating to the diversification and maturities of its investments in order to minimize credit risk and maintain high liquidity of funds. The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. The Company had $11 and $4,025 of such investments as of December 31, 2024 and 2023, respectively.

Accounts Receivables

Accounts receivables are reported at their outstanding unpaid principal balances, net of allowances for credit loss. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for an allowance for credit loss based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for credit loss when a balance is determined to be uncollectible. During the years ended December 31, 2024 and 2023, the Company recorded write-offs of accounts receivable totaling $50 and $0, respectively. Recoveries of amounts previously written off were $0 for both period.

The allowance for credit losses on accounts receivable was $13 and $0 as of December 31, 2024 and 2023, respectively.

The Company estimates its allowance for credit losses using a historical loss rate approach, adjusted for current economic conditions and forward-looking information when relevant. The methodology considers the aging of receivables, the creditworthiness of customers, and macroeconomic trends. There were no significant changes to estimation techniques or assumptions during the periods presented.

Inventory

All inventory, which are all finished goods, is valued at the lower of cost or net realizable value. Cost is determined using a weighted-average cost method.

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

The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount in which the carrying value exceeds the fair value of the asset. In assessing the recoverability of the Company’s intangible assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. During the years ended December 31, 2024 and 2023, the Company recognized impairment of intangible assets of $5 and $2,768, respectively.

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

Impairment of long-lived assets

Long-lived assets are tested for impairment at the lowest level at which there are identifiable operating cash flows, which is at the individual airport location for the XpresSpa and XpresTest businesses. The Company’s long-lived assets consist primarily of leasehold improvements and the right to use lease assets for each of its airport locations (considered the asset group). The Company reviews its long-lived assets for recoverability yearly or sooner if events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. If indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset group in question to its carrying amount. An impairment loss is recognized if it is determined that the long-lived asset group is not recoverable and is calculated based on the excess of the carrying amount of the long-lived asset group over the long-lived asset groups fair value. The Company estimates the fair value of long-lived assets using present value income approach. Future cash flow was calculated based on forecasts over the estimated remaining useful life of the asset group, which for each of the Company’s airport locations is the remaining term of the operating lease.

The Company identified triggering events and completed an assessment of long-lived assets for impairment. Based upon the results of the impairment test, the Company recorded an impairment expense related to property and equipment and intangibles and right of use lease assets during the year ended December 31, 2024 of $1,711, and $2,805, respectively, which is recorded in Impairment of long-lived assets and Impairment of operating lease right-of-use assets, respectively, on the consolidated statements of operations and comprehensive loss related to the Company’s Spa locations.

The Company recorded impairment expense related to property and equipment of $1,159 and intangibles of $2,768 during the year ended December 31, 2023. Additionally, the Company recorded an impairment expense related to operating lease right of use assets of $926 during the year ended December 31, 2023. The impairment charges are recorded in Impairment of long-lived assets and Impairment of operating lease right-of-use assets, respectively, on the consolidated statements of operations and comprehensive loss. The expense was primarily related to the impairment of leasehold improvements made to the Company’s Treat and Spa locations and its operating lease right of use assets where management determined that the locations discounted future cash flows were not sufficient to recover the carrying value of these assets over the remaining lease term.

Leases

The right of use asset (“ROU”) on the Company’s consolidated balance sheets represents a lessee’s right to use an asset over the life of a lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term, plus any lease payments made to the lessor before the lease commencement date, plus any initial direct costs incurred, minus any lease incentives received. The amortization period for the right of use asset is from the lease commencement date to the earlier of the end of the lease term or the end of the useful life of the asset. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

term. The Company has elected to exclude all short-term leases (i.e. leases with terms of 12 months or less) from recognition on the balance sheet.

The Company’s lease liabilities are determined by calculating the present value of all future lease payments using the rate implicit in the lease if it can be readily determined, or the lessee’s incremental borrowing rate. The Company uses its incremental borrowing rate at the inception of the lease to determine the present value of future lease payments as the rate implicit in its leases cannot be readily determined.

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

Equity investments

Equity investments are carried at fair value with the changes in fair value recorded in the consolidated statement of operations and other comprehensive loss in accordance with ASU 2016-01. The Company performs a qualitative assessment on an annual basis and recognizes impairment if there are sufficient indicators that the fair value of the investment is less than the carrying value. As of the year ended December 31, 2024 and 2023, there were no indicators of impairment.

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

XpresTest

The Company, in partnership with certain COVID-19 testing partners, successfully launched its XpresCheck Wellness Centers, in June of 2020, through its XpresTest, Inc. subsidiary (“XpresTest”), which offered COVID-19 and other medical to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents during the pandemic. As of December 31, 2023, the Company closed all XpresCheck locations and XpresTest no longer provides diagnostic testing services. XpresTest began conducting bio surveillance monitoring with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo Bioworks Holdings, Inc. (“Ginkgo Bioworks”) in 2021.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The program was renewed through August 2024. The revenue to XpresTest from such one-year extension totaled approximately $7,044. In January 2024, the program funding and scope were expanded, a revenue increase of $4,000, to an estimated $11,044 in revenue for XpresTest with new collection locations at U.S. international airports and the roll out of multi-pathogen testing across the program. In July 2024, the contract was further amended to extend the time period for services by two weeks (extension period August 12, 2024 to August 25, 2024). An increase of $293 in revenue for the two week extension brought total revenue to $11,337. The program was again extended in August 2024 through February 25, 2025. The funding was expanded with a revenue increase of $3,763, to an estimated $15,100 in revenue for XpresTest. In February 2025, the program was extended through a three-year contract with a total base value of $22.2 million over three years, and a maximum ceiling value of $24.8 million within the same timeframe, which represents the amount of consideration that we are entitled. The Company recognizes revenue over time for the diagnostic testing services, using the input method based on time elapsed to measure progress towards satisfying the performance obligation. The Company recognizes revenue ratably (straight line basis) over the term of the contract (three years).

The Company recorded $11,123 and $7,521, in revenue for the years ended December 31, 2024 and 2023, respectively, related to sample collection performance obligations because the Company’s efforts towards satisfying each of the performance obligations are expended evenly throughout the period of performance.

HyperPointe

The Company’s HyperPointe business provides a broad range of services and support options for HyperPointe’s customers, including technical support services and advanced services. Technical support services represent the majority of these offerings which are distinct performance obligations that are satisfied over time. The Company applies the right-to-invoice practical expedient and recognizes revenue in the amount it is entitled to invoice when that amount corresponds directly with the value of the performance to date. Advanced services are distinct performance obligations that are satisfied over time with revenue recognized as services are delivered. Revenue billed in advance are treated as deferred revenue which was $181 and $72 as of December 31, 2024 and 2023, respectively.

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

Naples Wax Center offers prepaid wax packages that are either unlimited for one year or a set number of services. When the packages are purchased, the sales are recorded as deferred revenue. As services related to prepaid packages are used,

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

revenue is recognized as income. The deferred revenue was $956 and $778 for the year ended December 31, 2024 and 2023, respectively.

Deferred revenue

Contract liabilities are classified as deferred revenue in the consolidated balance sheets. The activity in deferred revenue for the years ended December 31, 2024 and 2023 was as follows:

	Year ended December 31,
	2024	2023
Beginning of the period contract liability	$861	$1,150
Revenue recognized from the contract liabilities included in the beginning balance	(461)	(645)
Increases due cash received net of amounts recognized revenue during the period	743	356
End of period contract liability	$1,143	$861

Contract costs

For the years ended December 31, 2024 and 2023, the Company did not incur any incremental costs to obtain and/or fulfill contracts with customers.

Segment reporting

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Company. The Company currently has four reportable operating segments: XpresSpa. XpresTest, Naples Wax Center and Treat. See Note 14. Segment Information.

There are currently no intersegment revenues. Asset information by operating segment is presented below Note 14 since the chief operating decision maker reviews this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s audited consolidated financial statements.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not more likely than not to be realized. Tax benefits related to excess deductions on stock-based compensation arrangements are recognized when they reduce taxes payable.

In assessing the need for a valuation allowance, the Company looks at cumulative losses in recent years, estimates of future taxable earnings, feasibility of tax planning strategies, the ability to realize tax benefit carryforwards, and other relevant information. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict. If actual results differ from these estimates in future periods, the Company will be required to adjust the valuation allowance.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had no uncertain tax positions as of December 31, 2024 and 2023.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2024, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheets.

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

As of the year ended December 31, 2024 and 2023, there were no VIE’s remaining.

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

During the year ended December 31, 2024, the Company did not record any goodwill impairment loss. During the year ended December 31, 2023, the Company recorded $4,024 of goodwill impairment loss.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses amounted to approximately $550 and $696 for the years ended December 31, 2024 and 2023, respectively.

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

Reclassification

Certain balances in the consolidated financial statements for the year ended December 31, 2023, have been reclassified to conform to the presentation in the consolidated financial statements for the year ended December 31, 2024, primarily the presentation of revenue, the realized and unrealized gain on investments and other operating expenses. The above separation affected revenue classifications, the realized and unrealized gain on investments and other operating expense in the comparative 2023 financial statements. Such reclassifications did not have a material impact on the consolidated financial statements.

Recently adopted accounting pronouncements

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance was effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASC 2023-07 as of the reporting period December 31, 2024 and accordingly updated the segment expense disclosures related to its annual report for fiscal year 2024 and 2023. Refer to the Segments disclosure in Note 14 for more information.

Recently Issued Accounting Standards

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

ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures.

In November 2024, the FASB issued ASU 2024-03, which requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may elect to apply it retrospectively. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

years beginning after December 15, 2027. We are currently evaluating the effect of adopting this new accounting pronouncement.

Note 3. Net earnings/(loss) per Share of Common Stock

The table below presents the computation of basic and diluted (losses)/net earnings per common share:

	Year ended
	December 31,
	2024	2023
Basic numerator:
Net loss attributable to common shareholders	$(16,853)	$(27,741)
Basic denominator:
Basic weighted average shares outstanding	4,610,940	4,175,220
Basic loss per share	$(3.66)	$(6.64)

Net loss per share data presented above excludes from the calculation of diluted net loss, the following potentially dilutive securities, having an anti-dilutive impact, in case of net loss
Both vested and unvested options to purchase an equal number of shares of Common Stock	539,799	341,205
Unvested RSUs to issue an equal number of shares of Common Stock	30,000	11,944
Warrants to purchase an equal number of shares of Common Stock	—	—
Total number of potentially dilutive securities excluded from the calculation of loss per share attributable to common shareholders	569,799	353,149

Note 4. Cash, Cash Equivalents, and Restricted Cash

	December 31, 2024	December 31, 2023
Cash denominated in United States dollars	$2,145	$5,726
Cash denominated in currency other than United States dollars	2,160	2,395
Restricted cash	751	751
Credit and debit card receivables	245	316
Total cash, cash equivalents and restricted cash	$5,301	$9,188

The Company places its cash and temporary cash investments with credit quality institutions. At times, such cash denominated in United States dollars may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At December 31, 2024 and 2023, deposits in excess of FDIC limits were $1,017 and $4,195. As of December 31, 2024 and 2023, the Company held cash balances in overseas accounts, totaling $2,160 and $2,395, respectively, which are not insured by the FDIC. If the Company were to distribute the amounts held overseas, the Company would need to follow an approval and distribution process as defined in its operating and partnership agreements, which may delay and/or reduce the availability of that cash to the Company.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Note 5. Other Current Assets

As of December 31, 2024 and 2023, the Company’s other current assets were comprised of the following:

	December 31, 2024	December 31, 2023
Prepaid expenses	$1,190	$894
Other	56	55
Total other current assets	$1,246	$949

Prepaid expenses are predominantly comprised of financed and prepaid insurance policies which have terms of one year or less.

Note 6. Property and Equipment

Property and equipment are comprised of three categories: leasehold improvements, furniture and fixtures, and other operating equipment as of December 31, 2024 and 2023 as follows:

	December 31,
	2024	2023	Useful Life
Leasehold improvements	$4,566	$5,848	Average 5-8 years
Furniture and fixtures	359	821	3-4 years
Other operating equipment	722	680	Maximum 5 years
	5,647	7,349
Accumulated depreciation	(3,838)	(4,895)
Total property and equipment, net	$1,809	$2,454

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the shorter of the remaining lease term or economic useful life, which is on average 5 to 8 years.

The fair values of the Company’s asset groups were determined using the income approach. The income approach incorporated the use of a discounted cash flow method in which the estimated future cash flows and terminal values for the Company were discounted to the present value using a discount rate. Cash flow projections are based on management’s estimates of economic and market conditions which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital  requirements. The discount rate in turn is based on the specific risk characteristics of the Company, the weighted average cost of capital and its underlying forecast.

The Company performed assessments of its property and equipment for impairment for the years ended December 31, 2024 and 2023 and based upon the results of the impairment tests, the Company recorded impairment of approximately $1,706, and $1,159, respectively, which is included in Impairment of long-lived assets on the consolidated statements of operations and comprehensive loss. The impairment expense is primarily related to the underperformance of the Company’s various Spa locations in domestic and international airports in 2024 and the Company’s Treat locations at the JFK and Salt Lake City airports in 2023.

During the years ended December 31, 2024 and 2023, the Company recorded depreciation expense of $622 and $825, respectively.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Note 7. Other Assets

Other assets in the consolidated balance sheets are comprised of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Equity investments	$85	$50
Lease deposits	1,535	1,556
Other	14	236
Other assets	$1,634	$1,842

As of December 31, 2024 and 2023, the equity investment in Route1 had a readily determinable fair value of $85 and $50, respectively. The Company recorded an unrealized gain of $35 in 2024 and an unrealized loss of $54 in 2023, in connection with the remeasurement of the shares of our common stock of Route1 it obtained in the 2018 sale of Group Mobile to Route1. The loss/gain is included in Other non-operating expense, net on the consolidated statement of operations and comprehensive loss for the years ended December 31, 2024 and 2023.

Also included in Other assets as of December 31, 2024 and 2023 were $1,535 and $1,556, respectively, of security deposits made pursuant to various lease agreements, which will be returned to the Company at the end of the leases.

Note 8. Intangible Assets

The following table provides information regarding the Company’s intangible assets, which consist of the following:

	December 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade names	$200	$(29)	$171	$200	$(6)	$194
Customer relationships	1,012	(441)	571	1,012	(341)	671
Software	2,583	(2,302)	281	2,593	(2,120)	473
Licenses	—	—	—	35	(20)	15
Total intangible assets	$3,795	$(2,772)	$1,023	$3,840	$(2,487)	$1,353

The Company’s trade names and customer relationships relate to the Naples Wax Center, software relates to certain capitalized third-party costs related to a new website and a point-of-sale system, and licenses relate to certain capitalized costs of foreign acquisition.

In the year ended December 31, 2024, the Company identified a triggering event and recorded an impairment of $5 related to Licenses which is included in Impairment of long-lived assets on the consolidated statement of operations and comprehensive loss. In the year ended December 31, 2023, the Company recorded an impairment of $2,768 related to trade names, customer relationships and software which is included in Impairment of long-lived assets on the consolidated statement of operations and comprehensive loss. The impairment expense primarily relates to intangible assets of XpresSpa, XpresTest’s HyperPointe business and Treat.

The fair values of the Company’s long-lived assets were determined using the income approach. The income approach incorporated the use of a discounted cash flow method in which the estimated future cash flows and terminal values for the Company were discounted to the present value using a discount rate. Cash flow projections are based on management’s estimates of economic and market conditions which drive key assumptions of revenue growth rates, operating margins,

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

capital expenditures and working capital requirements. The discount rate in turn is based on the specific risk characteristics of the Company, the weighted average cost of capital and its underlying forecast.

The Company’s intangible assets are amortized over their expected useful lives, which are six years for trade names and five and three years for software, whereas the intangibles obtained because of the Naples Wax Center acquisition have an estimated life of 5 to 12 years. During the years ended December 31, 2024, and 2023, the Company recorded amortization expense of $316 and $1,240, respectively, related to its intangible assets primarily related to XpresTest’s HyperPointe business and Treat.

Estimated amortization expense for the Company’s intangible assets at December 31, 2024 is as follows:

Calendar Years ending December 31,	Amount
2025	$302
2026	223
2027	122
2028	122
2029	122
Thereafter	132
Total	$1,023

Note 9. Acquisition of Naples Wax, LLC

On September 12, 2023, the Company acquired all of the equity interests in Naples Wax, LLC, d/b/a Naples Wax Centers, a Florida limited liability company, for an aggregate purchase price of $1,624, of which $1,574 was paid in cash at closing. The remaining $50 was held for six months as a holdback to cover any potential indemnification claims and included in accrued expenses and other current liabilities . $14 was paid in the quarter ended March 31, 2024. The remaining $36 was offset by operating expenses.

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

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

For income tax purposes, this acquisition of 100% of the units is treated as an asset acquisition. As a result of the acquisition of Naples Wax, the company generated tax deductible goodwill of $1,389.

Consideration paid	$1,624

Fair value of assets acquired and liabilities assumed
	Initial Amounts Recognized as of the acquisition date	Measurement Period Adjustment	Final Purchase Price Allocation
Cash and cash equivalents	$180		180
Prepaid expenses and other assets	13		13
Customer relationships	700		700
Trade name	200		200

Deferred revenue	(811)	(4)	(815)
Accounts payable	(25)		(25)
Accrued Expenses and other liabilities	(4)	(14)	(18)
Total fair value of assets acquired and liabilities assumed	253	(18)	235
Goodwill (1)	$1,371	18	1,389
(1)

During the measurement period, the Company recorded a measurement period adjustment to the preliminary purchase price allocation ("PPA") which increased goodwill, accrued expenses and other liabilities and deferred revenue.

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

The Company reviews all of its existing lease agreements to determine whether there were any modifications to lease agreements and to assess if any agreements should be accounted for pursuant to the guidance in ASC 842. If a lease is deemed to be modified, the operating lease ROU asset and lease liability is re-measured using the current incremental borrowing rate. There were various lease modifications that occurred for the year ended December 31, 2024 and 2023.

During the year ended December 31, 2024, the Company’s Treat Salt Lake City International Airport (“SLC”) location was terminated. When a termination occurs, the Company remeasures the related operating lease right of use asset and lease liability and recognizes those adjustments in the consolidated statements of operations and comprehensive loss. Since the related operating right of use asset was fully impaired for the Treat SLC location at the time of the termination, the Company recognized a gain from lease termination of approximately $655 as a result of this termination. During the year ended December 31, 2023, the Company recognized a gain on lease termination of $821 related to its XpresSpa locations.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The following is a summary of the activity in the Company’s current and long-term operating lease liabilities for the year ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(3,480)	$(3,483)
Leased assets obtained in exchange for new and modified operating lease liabilities	$3,257	$174

As of December 31, 2024, future minimum operating leases commitments are as follows:

Calendar Years ending December 31,	Amount
2025	$2,933
2026	2,247
2027	2,121
2028	1,710
2029	1,393
Thereafter	2,623
Total future lease payments	13,027
Less: interest expense at incremental borrowing rate	(2,260)
Net present value of lease liabilities	$10,767

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	5.57	years
Weighted average discount rate used to determine present value of operating lease liability:	7.01%

Cash paid for minimum annual rental obligations for the years ended December 31, 2024 and 2023, were $1,668 and $2,018, respectively.

Variable lease payments calculated monthly as a percentage of a product and services revenue were $1,330 and $1,326 for the years ended December 31, 2024 and 2023, respectively.

Rent expense for operating leases for the years ended December 31, 2024 and 2023 were $3,110 and $3,824, respectively.

The Company performed assessments of its right of use lease assets for impairment for the years ended December 31, 2024 and 2023. Based upon the results of the impairment tests, the Company recorded impairment expenses of approximately $2,805 and $926 which is included in Impairment of operating lease right-of-use assets on the consolidated statement of operations and comprehensive loss for the years ended December 31, 2024 and 2023 respectively.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Note 11. Stockholders’ Equity and Warrants

August 2024 Registered Direct Offering

On August 6, 2024, the Company entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which the Company agreed to sell and issue in a registered direct offering (the “August 2024 Offering”), an aggregate of 652,705 shares (the “August 2024 Shares”) of the Company’s common stock. The gross proceeds to the Company from the August 2024 Offering, prior to deducting estimated fees and expenses of $0.1 million, were approximately $1.4 million. The August 2024 Offering closed on August 8, 2024.

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

Warrants

The Company did not have any warrant activity during the year ended December 31, 2024. As of December 31, 2023, all outstanding warrants had expired and no other warrant activity occurred.

Note 12. Fair Value Measurements

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

The following table presents the placement in the fair value hierarchy of the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2024 and 2023.  Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible property and equipment, right-of-use assets, and other intangible assets, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets. Recoverability is based on estimated undiscounted cash flows or other relevant observable/unobservable measures. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is included in Impairment of long-lived assets and Impairment of operating lease right-of-use assets on the consolidated statements of operations and comprehensive loss.

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of December 31, 2024:
Recurring fair value measurements
Equity securities:
Route1, Inc.	$85	$—	$85	$—
Marketable securities	$7,247	$7,247	$—	$—
Total equity securities	7,332	7,247	85	—
Total recurring fair value measurements	$7,332	$7,247	$85	$—
Nonrecurring fair value measurements
Property, plant and equipment	$1,809	$—	$—	$1,809
Operating lease right-of-use asset	3,409	—	—	3,409
Total nonrecurring fair value measurements	$5,218	$—	$—	$5,218

As of December 31, 2023
Recurring fair value measurements
Equity securities:
Route1	$50	$—	$50	$—
Marketable securities	$14,613	$14,613	$—	$—
Total equity securities	14,663	14,613	50	—
Total recurring fair value measurements	$14,663	$14,613	$50	$—
Nonrecurring fair value measurements
Property, plant and equipment	$2,454	$—	$—	$2,454
Intangible assets	1,353	—	—	1,353
Total nonrecurring fair value measurements	$3,807	$—	$—	$3,807

In addition to the above, the Company’s financial instruments as of December 31, 2024 and 2023 consisted of cash and cash equivalents, receivables and accounts payable. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The fair values of the Company’s asset groups were determined using the income approach. The income approach incorporated the use of a discounted cash flow method in which the estimated future cash flows and terminal values for the Company were discounted to the present value using a discount rate. Cash flow projections are based on management’s estimates of economic and market conditions which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate in turn is based on the specific risk characteristics of the Company, the weighted average cost of capital and its underlying forecast.

Note 13. Stock-based Compensation

The Company has a stock-based compensation plan available to grant stock options and RSUs to the Company’s directors, employees and consultants.

In September 2020, the Board of Directors approved a new stock-based compensation plan available to grant stock options, restricted stock and Restricted Stock Units (“RSU’s”) aggregating to 250,000 shares of Common Stock, to the Company’s directors, employees and consultants. Shareholder approval of the plan was subsequently obtained on October 28, 2020. On October 4, 2022, shareholders approved the amendment to the Company’s 2020 Equity Incentive Plan to increase the number of shares authorized for issuance under the Plan by 375,000 shares of Common Stock to an aggregate of 625,000 shares. Under the 2020 Equity Incentive Plan (as amended, the “2020 Plan”), a maximum of 17,671 shares of Common Stock remained available for issuance as of December 31, 2024.

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

In September 2020, XpresTest created a stock-based compensation plan available to grant stock options, restricted stock and RSU’s to the XpresTest’s directors, employees and consultants. Under the XpresTest 2020 Equity Incentive Plan (the “XpresTest Plan”), a maximum of 200 shares of XpresTest common stock may be awarded, which would represent 20% of the total number of shares of common stock of XpresTest as of December 31, 2024. Certain named executive officers, consultants, and directors of the Company are eligible to participate in the XpresTest Plan. The XpresTest Plan RSAs vest upon satisfaction of certain service and performance-based conditions. The fair value of the XpresTest Plan RSAs is determined based on the weighted average of (i) Fair Value of XpresTest under the Indirect Valuation Method developing assumptions for XpresSpa Net Market Cap and XpresSpa standalone Fair Value, and (ii) Direct Valuation Method developing assumptions for XpresTest Representative Forecasted Revenue for 2021 and Peer companies Revenue’s Multiples.

As of December 31, 2024 and 2023, there is $3 and $96, respectively, of unrecognized stock-based compensation related to the XpresTest Plan.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes option-pricing model. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The following variables were used as inputs in the model as of December 31, 2024:

Share price of the Company’s Common Stock on the grant date:	$1.50 - 1.80
Exercise price:	$1.50 - 1.80
Expected volatility:	121.04%
Expected dividend yield:	0%
Annual average risk-free rate:	3.62 - 4.33%
Expected term:	6.32	years

Total stock-based compensation expense for the years ended December 31, 2024 and 2023 was $893 and $2,319 respectively.

The following variables were used as inputs in the model as of December 31, 2023:

Share price of the Company’s Common Stock on the grant date:	$4.60 - 8.20
Exercise price:	$4.60 - 8.20
Expected volatility:	119.41 - 121.04%
Expected dividend yield:	0%
Annual average risk-free rate:	3.65 - 4.19%
Expected term:	6.32 - 6.41	years

The following tables summarize information about stock options and RSU activity during the year ended December 31, 2024:

	RSUs		Stock options
		Weighted		Weighted
		average		average	Exercise
	No. of	grant date	No. of	exercise	price
	RSUs	fair value	options	price	range
Outstanding as of December 31, 2023	11,944	$6.08	341,205	$26.85	$4.60 - 49,200
Granted	30,000	1.80	298,900	1.59	1.50 - 1.80
Exercised/Vested	(4,236)	5.67	(8,000)	1.50	1.50
Forfeited	(7,708)	6.56	(41,902)	18.53	1.50 - 34.80
Expired	—	—	(50,404)	30.54	8.00 - 49,200
Outstanding as of December 31, 2024	30,000	$1.80	539,799	$12.85	$1.50 - 7,080
Exercisable as of December 31, 2024			374,921	$15.70	$1.50 - 7,080

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

The weighted average remaining contractual term for options outstanding as of December 31, 2024 and 2023 was 7.61 years and 7.71 years, respectively.

As of December 31, 2024 and 2023, Aggregate Intrinsic Value of Options Outstanding and Vested was $0.

Unrecognized stock-based payment cost related to non-vested stock options as of December 31, 2024 and 2023 were $266 and $1,246, respectively.

Unrecognized stock-based payment cost related to non-vested RSUs as of December 31, 2024 and 2023 were $48 and $73, respectively.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Note 14. Segment Information

XWELL, Inc. transitioned to a pure-play wellness service company, which is organized primarily on the basis of products and services specific to individual entities within the group. The Company currently has four reportable operating segments: XpresSpa®, XpresTest®, Naples Wax Center and Treat™. The Company analyzes the results of the Company’s business through the four reportable segments. The following is a brief description of our reportable segments:

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

The CODM evaluates performance and allocates resources for all of its reportable segments based on segment revenues and operating income.

The CODM uses segment revenues and segment operating income, to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis using the segment revenues and segment operating income when making decisions about allocating capital and personnel to the segments. The CODM also uses the segment revenues and operating income to assess the performance for each segment by comparing the results and return on assets of each segment with one another and in the compensation of certain employees. Expenses that can be specifically identified with a segment have been included as deductions in determining operating income.  The Company separately presents the costs associated with certain corporate functions as Corporate and Other, primarily consisting of unallocated operating expenses including costs that were not specific to a particular segment but are general to the group, expenses incurred for insurance, legal fees, public company administrative costs, and other similar corporate expenses.

The table below presents information about reported segments for the year ended December 31, 2024 and 2023:

	2024
	XpresSpa	XpresTest	Naples Wax	Treat	Corporate and other	Total
Revenue	$18,335	$13,055	$2,077	$430	$—	$33,897
Operating (loss)/income	$(12,316)	$5,192	$(496)	$15	$(9,102)	$(16,707)

	2023
	XpresSpa	XpresTest	Naples Wax	Treat	Corporate and other	Total
Revenue	$19,067	$9,912	$686	$444	$—	$30,109
Operating (loss)/income	$(12,951)	$(4,701)	$162	$(2,315)	$(8,401)	$(28,206)

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

A reconciliation of total segment revenues to total consolidated revenue and of total segment operating (loss) income to total consolidated (loss) income, for the years ended December 31, 2024 and 2023, is as follows:

	2024
	XpresSpa	XpresTest	Naples Wax	Treat	Corporate and other	Total
Revenue from external customers	$18,335	$13,055	$2,077	$430	$—	$33,897
Less: Significant Expenses (1):
Cost of Goods Sold - Labor	9,857	6,148	1,258	182	32	17,477
Cost of Goods Sold - Products & Services	1,475	46	38	165	—	1,724
Occupancy Cost	3,306	35	260	110	—	3,711
Other Cost of Revenue	1,174	509	346	19	18	2,066
Depreciation and amortization	651	74	136	21	56	938
Less: Other Segment Expenses (2):
Other segment operating expenses	14,188	1,051	535	(82)	8,996	24,688
Segment operating (loss) income	$(12,316)	$5,192	$(496)	$15	$(9,102)	$(16,707)

	2023
	XpresSpa	XpresTest	Naples Wax	Treat	Corporate and other	Total
Revenue from external customers	$19,067	$9,912	$686	$444	$—	$30,109
Less: Significant Expenses (1):
Cost of Goods Sold - Labor	11,196	6,086	283	367	—	17,932
Cost of Goods Sold - Products & Services	968	158	76	122	4	1,328
Occupancy Cost	4,107	21	47	298	—	4,473
Other Cost of Revenue	1,652	843	7	193	—	2,695
Depreciation and amortization	1,443	276	36	264	46	2,065
Less: Other Segment Expenses (2):
Other segment operating expenses	12,652	7,229	75	1,515	8,351	29,822
Segment operating (loss) income	$(12,951)	$(4,701)	$162	$(2,315)	$(8,401)	$(28,206)
(1)	The significant expense amounts align with the expenses that the CODM is regularly provided with to assess performance and allocate resources.
(2)	For all segments, SGA consists of the following:

Salaries & Benefits, Rent & Utilities, Office Supplies & Shipping, Travel & Entertainment, IT & Telecom, Repairs & Maintenance, Accounting, Legal, Franchise/Property Tax, Management/DBE Fees, Advertising & Marketing, Insurance

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Other Significant Items

	2024
	XpresSpa	XpresTest	Naples Wax	Treat	Corporate and other	Total
Capital expenditures	$748	$49	$959	$7	$18	$1,781
Assets	$8,386	$2,133	$6,216	$159	$8,458	$25,352
Stock based compensation	$799	$94	$—	$—	$—	$893
Goodwill	$—	$—	$1,389	$—	$—	$1,389
Impairment	$3,859	$—	$—	$657	$—	$4,516

	2023
	XpresSpa	XpresTest	Naples Wax	Treat	Corporate and other	Total
Capital expenditures	$1,678	$82	$—	$60	$27	$1,847
Assets	$18,453	$2,408	$2,951	$848	$14,333	$38,993
Stock based compensation	$1,689	$93	$—	$—	$537	$2,319
Goodwill	$—	$—	$1,371	$—	$—	$1,371
Impairment	$2,165	$5,335	$—	$1,377	$—	$8,877

The Company currently operates in two geographical regions: United States and all other countries, which include Netherlands, Turkey and United Arab Emirates. The following table represents the geographical revenue, and total long-lived asset information as of and for the years ended December 31, 2024 and 2023. There were no concentrations of geographical revenue and long-lived assets related to any single foreign country that were material to the Company’s consolidated financial statements. Long-lived assets include property and equipment and right of use lease assets.

	For the years ended
	December 31,
	2024	2023
Revenue
United States	$27,813	$24,944
All other countries	6,084	5,165
Total revenue	$33,897	$30,109
Long-lived assets
United States	$3,289	$4,441
All other countries	1,929	2,669
Total long-lived assets	$5,218	$7,110

The Company performed impairment assessments of long-lived assets and operating lease right-of-use asset for the years ended December 31, 2024 and 2023. Based upon the results of the impairment tests, the Company recorded impairment expenses of long-lived assets for approximately $1,308 and $403 for its XpresSpa and Treat segments for the year ended December 31, 2024. Additionally, the Company recorded impairment expenses of lease right-of-use asset for approximately $2,551 and $254 for its XpresSpa and Treat segments for the year ended December 31, 2024. For the year ended December 31, 2023 the Company recorded impairment expenses of long-lived assets for approximately $1,681, $935 and $5,335 for its XpresSpa, Treat and XpresTest’s HyperPointe segments, respectively, and impairment expenses of operating lease right-of-use asset for approximately $484, and $442 for its XpresSpa and Treat segments, respectively.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Note 15. Accrued Expenses and Other Current Liabilities

As of December 31, 2024, and 2023, the Company’s accrued expenses and other current liabilities were comprised of the following:

	December 31, 2024	December 31, 2023
Litigation accrual	$—	$449
Accrued compensation	2,384	2,098
Tax-related liabilities	571	501
Common area maintenance accruals	31	8
AP Accruals	340	913
Gift certificates	507	509
Credit card processing fees	18	8
Other miscellaneous accruals	237	482
Total accrued expenses and other current liabilities	$4,088	$4,968

Note 16. Income Taxes

For the years ended December 31, 2024 and 2023, the loss before income taxes consisted of the following:

	2024	2023
Domestic	$(15,026)	$(27,573)
Foreign	(1,415)	(421)
	$(16,441)	$(27,994)

Income tax expense for the years ended December 31, 2024 and 2023 consisted of the following:

	For the years ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	30	15
Foreign	19	20
Deferred:
Federal	—	—
	$49	$35

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Income tax expense differed from the amounts computed by applying the applicable United States federal income tax rate to loss from continuing operations before taxes on income as a result of the following:

	For the years ended December 31,
	2024	2023
Income (loss) from operations before income taxes	$(16,441)	$(27,994)
Tax rate	21%	21%

Computed “expected” tax benefit	(3,453)	(5,879)
State taxes, net of federal income tax benefit	(272)	(1,027)
Change in valuation allowance	2,556	9,166
Nondeductible expenses	268	212
Other Adjustments	1	2
Return to Provision Adjustment	(107)	(1,860)
International Rate Differential	(82)	(14)
State Deferred Rate Change	(100)	(87)
Asset Impairment Adjustment	37	(730)
Stock Option Forfeitures	1,074	—
Deferred Adjustment	127	252
Income tax expense	$49	$35

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Deferred income tax assets
Net operating loss carryforwards	$64,730	$60,263
Stock-based compensation	714	1,532
Intangible assets and other	6,537	7,629
Net deferred income tax assets	71,981	69,424
Less:
Valuation allowance	(71,981)	(69,424)
Net deferred income tax assets	$—	$—

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

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The cumulative valuation allowance as of December 31, 2024 is $71,981, which will be reduced if and when the Company determines that the deferred income tax assets are more likely than not to be realized.

As of January 1, 2023	$60,259
Charged to cost and expenses	7,299
Return to provision true-up and other	1,866
As of December 31, 2023	69,424
Charged to cost and expenses	2,452
Return to provision true-up and other	105
As of December 31, 2024	$71,981

As of December 31, 2024, the Company’s estimated aggregate total gross NOLs were $150,926 for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $114,321 for U.S. federal purposes with an indefinite life due to new regulations in the TCJA of 2017. The NOL amounts are presented before Internal Revenue Code, Section 382 limitations (“Section 382”). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, the Company’s ability to utilize all such NOL and credit carryforwards may be limited. An IRC Section 382 Study has not yet been completed. The Coronavirus Aid, Relief, and Economic Security Act or “CARES Act” was enacted subsequent to the 12/31/19 period, on March 27, 2020.  The CARES act provided for favorable business provisions. However, the Company does not anticipate the income tax provision changes to materially benefit the Company.

The Company files its tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. The company is not currently under audit in any taxing jurisdictions. The federal statute of limitations for audit consideration is 3 years from the filing date, and generally states implement a statute of limitations between 3 and 5 years.

The Company has also recorded state and foreign net operating loss deferred tax assets (tax - effected) of $8,169 and $859, respectively. A full valuation allowance has been established against these deferred tax assets and has been included in the net $71,981 deferred tax asset.

Note 17. Commitments and Contingencies

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

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has recorded accruals of $0 and $449 as of December 31, 2024 and December 31, 2023, respectively, which is included in Accrued expenses and other current liabilities in the consolidated balance sheets.

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

Settlement Agreement

On August 5, 2024, the Company, XpresSpa Middle East B.V., and certain parties thereto (such parties, the “Settlor Parties” entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Company agreed to issue an aggregate of 416,000 shares of common stock (the “Settlement Shares”) which were issued on August 6, 2024,and have a fair market value of $2.26 per share to the Settlor Parties in consideration for their entry into the Settlement Agreement. The Settlement Shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”),and were issued in reliance on one or more exemptions from registration under the Securities Act, including pursuant to Rule 903 of Regulation S under the Securities Act.

XpresSpa Holdings, LLC (“XpresSpa”) v. Cordial Endeavor Concessions of Atlanta, LLC (“Cordial”), et al., Arbitration Case No. 2126399.

The Company’s subsidiary, XpressSpa Holdings, LLC, is party to an arbitration proceeding (the “Arbitration”) which was mandated by the City of Atlanta, Georgia related to the Operating Agreements by and between Cordial and XpresSpa for the operation of the XpresSpa locations in Hartsfield-Jackson Atlanta International Airport (“ATL”) in ATL Terminal A and ATL Terminal C. The City of Atlanta filed an application to compel arbitration in the Superior Court of Fulton County, and on November 5, 2024, the court granted that application and ordered the parties to arbitrate their disagreements.

This dispute arises out of the alleged breaches of varies contracts between the parties as well as other improper conduct relating to the Operating Agreements. The Arbitration has recently commenced, and the parties are awaiting a scheduling order to be issued by the Arbitrator. No substantive proceedings have taken place and there have been no substantive rulings.

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

January 2025 Private Placement of Preferred Shares and Warrants

In connection with the private placement consummated on January 14, 2025, the Company and the investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company is required to file a resale registration statement (the “Registration Statement”) with the SEC and to have such Registration Statement declared effective by the Effectiveness Deadline (as defined in the Registration Rights Agreement). The Company is obligated to pay certain liquidated damages to the investors if the Company fails to file the Registration Statement when required, fails to cause the Registration Statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of the Registration Statement pursuant to the terms of the Registration Rights Agreement. The Registration Statement was filed on February 7, 2025, but as of the date of this Annual Report on Form 10-K, has not been declared effective by the SEC. On April 14, 2025, the Effectiveness Deadline was extended to May 1, 2025.

Pursuant to the Registration Rights Agreement, the Company shall pay to each holder of Registrable Securities (as defined in the Registration Rights Agreement) relating to such Registration Statement an amount in cash equal to 2% of such investor’s respective purchase price (as defined in the Securities Purchase Agreement) on the closing date (1) on the date of such filing failure, effectiveness failure, maintenance failure, or current public information failure, as applicable, and (2) on every 30 day anniversary of (I) a filing failure until such filing failure is cured; (II) an effectiveness failure until such effectiveness failure is cured; (III) a maintenance failure until such maintenance failure is cured; and (IV) a current public information failure until the earlier of (i) the date such current public information failure is cured and (ii) such time that such public information is no longer required pursuant to Rule 144 (in each case, prorated for periods totaling less than 30 days) (such payments to which a holder of Registrable Securities shall be entitled pursuant to the Registration Rights Agreement, the “Registration Delay Payments”). Following the initial Registration Delay Payment for any particular event or failure (which shall be paid on the date of such event or failure, as set forth above), without limiting the foregoing, if an event or failure giving rise to the Registration Delay Payments is cured prior to any 30 day anniversary of such event or failure, then such Registration Delay Payment shall be made on the third business day after such cure. In the event the Company fails to make Registration Delay Payments in a timely manner in accordance with the foregoing, such Registration Delay Payments shall bear interest at the rate of one and 1.5% per month (prorated for partial months) until paid in full.

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

Note 18. Subsequent Events

January 2025 Private Placement of Preferred Shares and Warrants

On January 14, 2025, the Company entered into a securities purchase agreement with the investors named therein, pursuant to which the Company issued and sold on January 14, 2025, in a private placement (the “January 2025 Private Placement”), (i) an aggregate of 4,000 shares of the Company’s newly-designated Series G Convertible Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), initially convertible into up to 2,673,797 shares of common stock at a

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

conversion price of $1.496 per share, (ii) Series A warrants to acquire up to an aggregate of 2,673,797 shares of common stock at an exercise price of $1.496 per share, and (iii) Series B warrants to acquire up to an aggregate of 2,673,797 shares of common stock at an exercise price of $1.7952 per share. Each share of Series G Preferred Stock and accompanying Warrants were sold together at a combined offering price of $1,000. The January 2025 Private Placement closed on January 14, 2025.

XWEL INV I Related party consulting agreement

On January 30, 2025, the Company entered into a consulting agreement (“Consulting Agreement”) with XWEL INV I, LLC (“XWEL INV I”) and Jason Aintabi (the “Consultant”). Mr. Aintabi serves as the Manager of XWEL INV I. The Consulting Agreement is deemed to be related party transaction as Mr. Aintabi is a greater than 5% beneficial owner of the Company’s securities. The Consultant will provide advisory services for a period of six months from the effective date of the agreement in exchange for a one-time fee of $280.

XpresTest and Ginkgo Bio Works Contract Renewal

On February 27, 2025, The XpresTest bio surveillance monitoring program with the CDC in collaboration with Concentric by Ginkgo Bioworks, was extended through a three-year contract. The Company is currently assessing the impact of the contract renewal on its unaudited consolidated financial statements and will account for the transaction in the first quarter of 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto, duly authorized on the 15th day of April, 2025.

XWELL, Inc.

By:	/s/ Ezra T. Ernst
Ezra T. Ernst
Chief Executive Officer
(Principal Executive Officer)

N Bro
XWELL, Inc.

	By:	/s/ Ian Brown
Ian Brown
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ EZRA T. ERNST	Chief Executive Officer and Director (Principal	April 15, 2025
Ezra T. Ernst	Executive Officer)

/s/ Ian Brown	Chief Financial Officer (Principal Financial and	April 15, 2025
Ian Brown	Accounting Officer)

/s/ BRUCE T. BERNSTEIN	Director	April 15, 2025
Bruce T. Bernstein

/s/ ROBERT WEINSTEIN	Director	April 15, 2025
Robert Weinstein

/s/ MICHAEL LEBOWITZ	Director	April 15, 2025
Michael Lebowitz

/s/ GAELLE WIZENBERG	Director	April 15, 2025
Gaelle Wizenberg