Form 10-K/A
period 2024-12-31
XWELL, Inc.
filed 2025-04-28
CIK 1410428

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, as of June 30, 2024, the last business day of the registrant’s most recently completed second quarter, was $7,535,583 computed by reference to the closing sale price of $1.80 per share on the Nasdaq Stock Market LLC on June 30, 2024. The registrant does not have any non-voting common stock.

As of April 25, 2025, 5,261,024 shares of the registrant’s common stock are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: Marcum LLP	Auditor Location: New York, NY	Auditor Firm ID: 688

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of XWELL, Inc. (“XWELL” or the “Company”) for the fiscal year ended December 31, 2024 as originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2025, (the “Original Filing”). This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because the Company has not filed and will not file a definitive proxy statement within 120 days after the end of its 2024 fiscal year. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial and accounting officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Name	Age	Position(s) with the Company
Bruce T. Bernstein*(1)(2)(3)(4)	61	Chairman of the Board of Directors
Robert Weinstein*(1)(2)(3)(4)	65	Director
Michael Lebowitz* (3)(4)	52	Director
Gaëlle Wizenberg*(1)(2)	50	Director
Thomas Ian Brown	55	Chief Financial Officer
Ezra T. Ernst	55	President & Chief Executive Officer of XWELL and Director

* Independent director under the rules of The Nasdaq Stock Market (“Nasdaq”)

(1)	Current member of Compensation Committee
(2)	Current member of Audit Committee
(3)	Current member of Nominating and Corporate Governance Committee
(4)	Current member of Strategic Affairs Committee
(5)	On December 15, 2023, the Board of Directors elected Gaëlle Wizenberg to be a member of the Board of Directors, effective as of January 1, 2024.

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

Gaëlle Wizenberg joined XWELL’s Board of Directors in January 2024. An expert in branding, manufacturing, global distribution of consumer goods and serial entrepreneur, Ms. Wizenberg founded Objects of Magic SAV de CV in October 2024,  Objects of Magic LLC, a wellness brand offering a full line of products, team building and wellness retreats, in August 2022, and she has served as Chief Executive Officer since the founding of the company. Prior to this, she founded Charlie Banana Consulting, LLC, a consulting firm, in July 2019 and served as Director and Chief Executive Officer from July 2019 to March 2025. Additionally, she founded Charlie Banana USA, LLC, a USA based ecommerce of global brand baby products in 2013 and served as Chief Executive Officer until 2020 when it was acquired by Proctor & Gamble. After Proctor & Gamble, a multinational consumer goods corporation, acquired all her companies, Ms. Wizenberg began consulting for Procter & Gamble from January 2020 to June 2023. Before that, Ms. Wizenberg founded Winc Design Limited, a Hong Kong company, makers of eco friendly products and a global cloth diaper manufacturer, in 2007 and served as CEO until 2020.

Executive Officers

Ezra T. Ernst

Ezra T. Ernst joined the Company in January 2022 and has served as our Chief Executive Officer and as a member of our Board of Directors since September 2024. Prior to September 2024, Mr. Ernst served as Executive Vice President of the Company and Chief Executive Officer of our subsidiary XpresTest, Inc. since our January 2022 acquisition of gcg Connect

LLC d/b/a HyperPointe. He also has served as President and Chief Executive Officer of HyperPointe since March, 2020. Prior to HyperPointe, he previously served as Chief Executive Officer of Physicians Weekly, LLC, a provider of medical news and education for healthcare professionals, from August 2015 to March 2020, Chief Commercial Officer of Treato, a health-related data analytics company, from September 2013 to August 2015 and General Manager at WebMD, an online publisher of health and medical news and information, from December 2008 to January 2013.

Thomas Ian Brown

Ian Brown has more than 25 years of experience in operational finance. He has expertise in systems transformation, financial operations, and back-office process improvement. From 2022 to 2025, Mr. Brown was a Managing Director of the Strategic FP&A Group at Accordion. Prior to that role, he served at FTI Consulting in their Technology Transformation group from 2014 to 2022. Prior, he was Senior Director Business Planning, Customer Operations at Charter Communications, and a Director of Operational Finance for Insight Communications. Before this, Ian was the CFO of two early-stage companies, was a colleague of Ezra Ernst at Wolters Kluwer, and also worked in media investment banking. He holds an M.B.A from The Tuck School of Business at Dartmouth and a B.A. from Vassar College.

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2024, there were fifteen meetings of our Board of Directors as well as nine unanimous written consents of the Board of Directors. The various committees of the Board of Directors met a total of ten times, collectively. Other than Michael Lebowitz, all other directors attended more than 75 percent of the aggregate of the total number of meetings of the Board of Directors. Each director serving on a committee attended more than 75 percent of the total number of meetings held by an applicable committee(s) of the Board of Directors on which such director served during the year ended December 31, 2024. The Board of Directors has adopted a policy under which each member of the Board of Directors is strongly encouraged, but not required, to attend each annual meeting of our stockholders. All five of our 2024 directors attended our 2024 annual meeting of stockholders.

Audit Committee. Our Audit Committee (the “Audit Committee”) met four times during the year ended December 31, 2024. The Audit Committee currently has three members: Robert Weinstein (Chairman), Bruce T. Bernstein and Gaëlle Wizenberg. Effective as of January 1, 2024, Donald E. Stout ceased to be a member of the Board of Directors and all committees thereto, including the Audit Committee. As of January 30, 2024, Gaëlle Wizenberg was elected to be a member of the Audit Committee. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews our annual and quarterly financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits.

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

Compensation Committee. Our Compensation Committee (the “Compensation Committee”) met two times during the year ended December 31, 2024. This committee currently has three members: Bruce T. Bernstein (Chairman), Robert Weinstein and Gaëlle Wizenberg. Effective as of January 1, 2024, Donald E. Stout ceased to be a member of the Board of Directors and all committees thereof, including the Compensation Committee. As of January 30, 2024, Gaëlle Wizenberg was elected to be a member of the Compensation Committee.

Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) and our 2020 Equity Incentive Plan (the “2020 Plan”). The Compensation Committee is responsible for (1) the determination of the compensation of our Chief Executive Officer, and conducts its decision-making process with respect to that issue without the Chief Executive Officer present, (2) the determination of the compensation of the executive officers of the Company other than the Chief Executive Officer based upon the recommendation of the Chief Executive Officer and such other customary factors that the Committee deems necessary or appropriate, and (3) the establishment and review of general compensation policies with the objective of attracting and retaining superior talent, rewarding individual performance and achieving our financial goals. The Compensation Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities. In March of 2025, the Compensation Committee did engage a third-party compensation consultant, StreeterWyatt Analytics, to review the Board’s compensation structure as well as benchmark it against the Company’s peer group.

The Board determined all members of the Compensation Committee qualify as independent under the Nasdaq listing standards. A copy of the Compensation Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.xwell.com/corporate-governance.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee (the “Nominating and Corporate Governance Committee”) met one time during the year ended December 31, 2024. This committee currently has three members: Robert Weinstein (Chairman), Michael Lebowitz and Bruce T. Bernstein. Effective as of January 1, 2024, Donald E. Stout ceased to be a member of the Board of Directors and all committees thereof, including the Nominating and Corporate Governance Committee. As of January 30, 2024, Michael Lebowitz was elected to be a member of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s role and responsibilities are set forth in the Nominating and Corporate Governance Committee’s written charter and include authority to:

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

The Strategic Affairs Committee. The Strategic Affairs Committee (the “Strategic Affairs Committee”) met one time during the year ended December 31, 2024. This committee was formed in September 2021 to assist the Board in reviewing, analyzing, considering and assessing, potential acquisitions, joint ventures, strategic investments, divestitures and other strategic transactions. The Strategic Affairs Committee currently has three members: Bruce T. Bernstein (Chairman), Robert Weinstein and Michael Lebowitz. The Strategic Affairs Committee’s responsibilities include, among others:

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

Subcommittee for Financial Planning. The Subcommittee for Financial Planning (the “Finance Subcommittee”) met one time during the year ended December 31, 2024. This committee was formed in June 2024 to discuss potential financing strategies for the Company. The Finance Subcommittee currently had four members: Bruce T. Bernstein (Chairman), Robert Weinstein, Gaelle Wizenberg and Scott Milford.

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

The Company’s Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not have any formal policy that requires it to grant, or avoid granting, equity-based compensation to our executive officers at certain times. Consistent with our annual compensation cycle, the Compensation, Corporate Governance and Nominating Committee has for several years granted annual equity awards to its executive officers and directors at the start of the new fiscal year. The timing of any equity grants to executive officers in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of equity awards, including stock options, occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of equity-based compensation.

No stock options were issued to executive officers in fiscal year 2024 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

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

On April 26, 2024, Gaelle Wizenberg purchased 100 shares of Common Stock, and on May 7, 2024, Ms. Wizenberg purchased 199 shares of Common Stock. Such transactions were reported with the SEC on July 22, 2024, in a Form 4 filing.

To our knowledge, based solely on our records and a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2024, other than above, we believe that all reports applicable to our officers, directors and greater than ten percent stockholders which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees. The insider trading policy is designed to promote compliance with respect to insider trading laws, rules and regulations. Since the adoption of our insider trading policy, the policy administrator has not granted any such exemptions to the policy’s general prohibition on hedging or pledging. While the Company is not subject to the insider trading policy, the Company does not trade in its securities when it is in possession of material nonpublic information other than pursuant to previously adopted Rule 10b5-1 trading plans.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation awarded or paid by us during the years ended December 31, 2024 and 2023 to (i) our principal executive officer, (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2024, and (iii) up to two additional individuals for whom disclosure would have been provided under clause (ii) but for the fact that the person was not serving as an executive officer at the end of the year ended December 31, 2024 (collectively, the “named executive officers”).

			Non-Equity
			Incentive Plan	Option	Restricted Stock	All Other
		Salary	Compensation	Awards	Unit Awards	Compensation	Total
Name and principal position	Year	($)	($)	($)(1)	($)(1)	($)(5)	($)

Scott R. Milford(2)	2024	409,615	—	15,100	—	—	424,715
Chief Executive Officer	2023	425,000	52,379	39,150	—	—	516,529

Suzanne A. Scrabis(3)	2024	300,000	75,000	15,100	—	—	390,100
Former Chief Financial Officer	2023	135,367	784	6,525	22,800	—	165,476

Ezra T. Ernst(5)	2024	375,000	100,000	60,400	—	—	535,400
President & Chief Executive Officer of XWELL and Director	2023	375,000	27,379	8,700	—	—	411,079
(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Notes 2 and 15 to our consolidated financial statements included in the Original Filing.
(2)	Mr. Milford was our former Chief Executive Officer, effective as of January 19, 2022. Prior to that, he served as our Chief Operating Officer since December 14, 2020. Compensation for the year ended December 31, 2023 includes equity awards of stock options. Compensation for the year ended December 31, 2022 includes equity awards of stock options and restricted stock.
(3)	Ms. Scrabis was our former Chief Financial Officer, effective as of July 10, 2023. Compensation for the year ended December 31, 2023 includes equity awards of stock options and restricted stock.
(4)	Mr. Ernst is currently our Chief Executive Officer, effective as of September 4, 2024. Prior to that, he served as the Executive Vice President and the Chief Executive Officer of XpresTest Inc. since January 9, 2022. Compensation for the year ended December 31, 2023 includes equity awards of stock options. Compensation for the year ended December 31, 2022 includes equity awards of stock options.

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

Effective September 4, 2024, Mr. Milford stepped down as the President and Chief Executive Officer of the Company and entered into a Transition and Severance Agreement (the “Milford Transition Agreement”). Under the Milford Transition Agreement, Mr. Milford served as a consultant through December 31, 2024 earning $31,250 per month. Mr. Milford received $425,000 in severance payments and also receive up to 12 months of COBRA premium reimbursement.

Suzanne A. Scrabis

For her service as Chief Financial Officer, pursuant to an offer letter, dated as of June 26, 2023, by and between us and Ms. Scrabis (the “Scrabis Offer Letter”), Ms. Scrabis received an annual base salary of $300,000, subject to review by the Compensation Committee. Ms. Scrabis was eligible to receive an annual cash bonus with a target of 50% of her base salary. Ms. Scrabis was additionally eligible to participate in Company’s long-term incentive plan with the potential to receive stock options valued at up to 1.75 times her annual base salary (pro-rated for 2023). Ms. Scrabis received (i) non-qualified stock options to purchase 3,750 shares of common stock with an exercise price of $4.60, and (ii) 5,000 RSUs, with each grant made as of July 10, 2023 and vesting in four quarterly installments on the first, second, third and fourth quarters after the grant date.

On January 2, 2025, Ms. Scrabis entered into a Resignation, Separation Agreement and Release (the “Scrabis Release Agreement”), by and between the Company and Suzanne Scrabis, which became effective as of January 8, 2025 (the “Scrabis Separation Date”), in connection with Ms. Scrabis’s resignation as the Chief Financial Officer of the Company. Pursuant to the terms of the Scrabis Release Agreement, in consideration for performing certain transition services and entering into the Scrabis Release Agreement, Ms. Scrabis will receive within 30 days from the Separation Date, a regular bi-weekly salary in the amount of $11,538.46 for a period of six months, less all applicable deductions and withholdings. The Company has additionally agreed to reimburse the portion of Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, premiums paid by Ms. Scrabis for the continuation of health coverage under the Company’s group benefit plans, for up to six months and subject to certain exceptions.”

Ezra T. Ernst

On September 4, 2024, Ezra T. Ernst was appointed as the President and Chief Executive Officer of the Company pursuant to the terms of an Executive Employment Agreement (the “Ernst Employment Agreement”), by and between the Company and Ezra T. Ernst The Ernst Employment Agreement supersedes and replaces any previous employment agreements between the Company and Mr. Ernst, including but not limited to, that certain Executive Employment Agreement, dated January 9, 2022, by and between Mr. Ernst and XpresSpa Group, Inc. Pursuant to the terms of the Ernst Employment Agreement, Mr. Ernst will receive an annual base salary of $425,000 (the “Base Salary”) and is eligible for an annual bonus of up to 100% of the Base Salary, split 50/50 between cash and a grant of restricted stock units with respect to the Company’s common stock, par value $0.01 per share (the “Common Stock”). Additionally, Mr. Ernst was granted (A) stock options to purchase up to 30,000 shares of Common Stock at an exercise price of $1.86 per share, with (i) 25% of the shares to vest on the grant date; (ii) 18.75% of shares to vest on December 31, 2024; (iii) 18.75% of the shares to vest on March 31, 2025; (iv) 18.75% of shares to vest on June 30, 2025; and (v) the remaining shares to vest on September 30, 2025, in each case rounded down for any fractional shares and (B) 30,000 restricted shares of Common Stock, which such shares shall vest in approximately three equal annual installments.

The Ernst Employment Agreement has a three-year term with automatic one-year renewals unless terminated by either Mr. Ernst or the Company with 30 days’ written notice.

In the event the Ernst Employment Agreement is terminated for good reason by Mr. Ernst, or by the Company without cause and Mr. Ernst provided the Company with a release of claims, Mr. Ernst is entitled to receive a cash severance payment in the amount of one hundred percent (100%) of his then current base salary and one year of COBRA continuation coverage.

Outstanding Equity Awards at 2024 Fiscal Year End

The following table sets forth information regarding grants of stock options and unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2024, to each of our named executive officers.

	Option Awards				Restricted Stock Unit Awards
					Number	Market
		Number			of shares	value
	Number	of securities			of units	of shares
	of securities	underlying			of stock	of units
	underlying	unexercised			that	of stock
	unexercised	options	Option	Option	have not	that
	options	(#) un-	exercise	expiration	vested	have not
Name	(#) exercisable	exercisable	price ($)	date	(#)	vested ($)
Scott R. Milford (1)					—	—	—
2020 Non-Qualified Stock Options from the 2012 Plan	2,916	—	30.60	April 20, 2030
2020 Incentive Stock Options from the 2012 Plan	1,605	—	100.20	September 6, 2030
2020 Non-Qualified Stock Options from the 2020 Plan	4,815	—	100.20	October 28, 2030
2021 Non-Qualified Stock Options from the 2020 Plan	14,266	4,755	32.20	January 21, 2031
2022 Non-Qualified Stock Options from the 2020 Plan	2,500	2,500	28.60	April 20, 2032
2023 Non-Qualified Stock Options from the 2020 Plan	22,500	1,875	8.00	January 5, 2033
2024 Non-Qualified Stock Options from the 2020 Plan	10,000	—	1.51	February 5, 2034

Ezra T. Ernst (1)					30,000		$ 1.80
Inducement Plan	33,333	16,667	32.80	January 14, 2032
2023 Non-Qualified Stock Options from the 2020 Plan	5,000	1,250	8.00	January 5, 2033
2024 Non-Qualified Stock Options from the 2020 Plan	10,000	—	1.51	February 5, 2034
2024 Non-Qualified Stock Options from the 2020 Plan	13,125	—	1.51	September 4, 2034

Suzanne A. Scrabis					—	—	—
2023 Non-Qualified Stock Options from the 2020 Plan	3,750	—	4.60	July 10, 2033
(1)	Un-exercisable options vest in equal annual increments over each of the remaining anniversaries of the date of grant.

Pension Benefits

We do not have any qualified or nonqualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

Potential Payments upon Termination or Change-In-Control

The following summarizes the payments and potential payments to each of our named executive officers as of December 31, 2024, upon termination or change-in-control. The discussion assumes that such event occurred on December 31, 2024, the last business day of our fiscal year, at which time the closing price of our common stock as listed on Nasdaq was $1.51 per share. For a further discussion of these provisions see the “Narrative Disclosure to Summary Compensation Table” above.

Scott R. Milford

On December 31, 2024, Mr. Milford received $425,000 in severance payments and will also receive up to 12 months of COBRA premium reimbursement pursuant to the terms of his Transition and Severance Agreement.

Ezra T. Ernst

In the event Mr. Ernst’s employment agreement is terminated for good reason by Mr. Ernst, or by the Company without cause and Mr. Ernst provides the Company with a release of claims, Mr. Ernst shall be entitled to receive a cash severance payment in the amount of one hundred percent (100%) of his then current base salary and one year of COBRA continuation coverage.

Suzanne A. Scrabis

On January 8, 2025, Ms. Scrabis began receiving bi-weekly payments of $11,538.46 for six months and will receive up to six months of COBRA premium reimbursement pursuant to the terms of her Resignation, Separation Agreement and Release.

Director Compensation

The following table sets forth the compensation of persons who served as non-employee members of our Board of Directors during the fiscal year ended December 31, 2024.

	Fees
	Earned or
	Paid in	Restricted Stock	Option	All Other
	Cash	Unit Awards	Awards	Compensation	Total
Name	($)	($)(1)	($)(1)	($)(6)	($)
Bruce T. Bernstein(2)(6)	95,000	—	66,496	120,000	281,496
Gaëlle Wizenberg(1)(2)	35,000	—	33,249		68,249
Robert Weinstein(4)	60,000	—	46,546		106,546
Michael Lebowitz(5)	45,000	—	33,249		78,249
(1)	Amounts represent the aggregate grant date fair value of the RSUs and option awards granted during the fiscal year computed in accordance with FASB ASC Topic 718. See Notes 2 and 15 to the consolidated financial statements included in the Original Filing for the assumptions made in the valuation of the equity awards.
(2)	As of December 31, 2024, Mr. Bernstein held 42,511 unexercised options.
(3)	As of December 31, 2024, Mr. Stout held 22,660 unexercised options.
(4)	As of December 31, 2024, Mr. Weinstein held 22,579 unexercised options.

(5)	As of December 31, 2024, Mr. Lebowitz held 21,996 unexercised options.
(6)	Consists of $120,000 in cash paid in respect of XpresTest, Inc. board services (as described below).

In January 2023, the Board and the Compensation Committee engaged StreeterWyatt Analytics, an independent third-party compensation analyst, to evaluate and make recommendations regarding-the compensation paid to our directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain aggregate information, as of December 31, 2024 with respect to all of our equity compensation plans then in effect:

No. of securities
remaining
available for
	No. of securities		future issuance
	to be issued upon	Weighted-	under equity
	exercise of	average exercise	compensation
	outstanding	price of	plans (excluding
	options,	outstanding	securities
	warrants and	options, warrants	reflected in
Plan Category	rights	and rights ($)	the first column)
Total equity compensation plans approved by security holders (1)	564,383	$14.87	17,671
(1)	These plans consist solely of the 2020 Plan, as approved by our Board of Directors in September 2020 and by our stockholders in October 2020. On October 4, 2022, shareholders approved the amendment to the Company’s 2020 Equity Incentive Plan to increase the number of shares authorized for issuance under the Plan by 375,000 shares of Common Stock to an aggregate of 625,000 shares. Under the 2020 Equity Incentive Plan (the “2020 Plan”), a maximum of 17,671 shares of Common Stock remained available for issuance as of December 31, 2024.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of common stock as of April 25, 2025, for (a) each stockholder known by us to own beneficially more than 5% of any class of our voting securities, (b) each of our named executive officers (as such term is defined pursuant to Rule 402 of Regulation S-K), (c) each of our directors, and (d) all of our current directors and executive officers as a group. The percentages of voting securities beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 15, 2025, pursuant to the exercise of options or warrants, conversion of preferred stock, or the vesting of RSUs, as applicable, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but not for the purpose of computing the percentage ownership of any other person shown in the table. The number of shares of Common Stock beneficially owned by the principal stockholders and the percentage of shares outstanding, as set forth below, take into account certain limitations on the conversion of the Series G Convertible Preferred Stock (the “Series G Preferred Stock”) or exercise of warrants, as the case may be, to purchase Common Stock.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 5,261,024 shares of common stock issued and outstanding and outstanding and percentage of Series G Preferred Stock ownership is based on 4,000 shares of Series G Preferred Stock issued and outstanding as of April 25, 2025.

			Number of
	Number of		Shares of
	Shares of		Series G
	Common		Preferred
	Stock	Percentage	Stock	Percentage	Total
	Beneficially	of	Beneficially	of	Voting
Name and Address of Beneficial Owner(1)	Owned	Class	Owned	Class	Power
5% Stockholders
Iroquois Capital Investment Group, LLC(2)	276,313	4.99%	2,775	69.38%	4.99%
Iroquois Master Fund Ltd.(3)	274,801	4.99%	1,225	30.63%	4.99%
XWEL INV I, LLC(4)	515,090	9.79%	0	0%	8.16%
CPC Pain & Wellness SPV, LLC(5)	394,200	7.49%	0	0%	6.24%
Named Executive Officers and Directors
Scott R. Milford(6)	60,660	1.14%	0	0%	*
Suzanne A. Scrabis(7)	18,750	*	0	0%	*
Ezra T. Ernst(8)	109,463	2.05%	0	0%	1.71%
Bruce T. Bernstein(9)	125,504	2.35%	0	0%	1.96%
Gaëlle Wizenberg(10)	23,519	*	0	0%	*
Robert Weinstein(11)	61,228	1.15%	0	0%	*
Michael Lebowitz(12)	56,989	1.07%	0	0%	*
Omar A. Haynes(13)	5,466	*	0	0%	*
All directors and executive officers as a group (9 persons)(14)	498,579	8.80%	0	0%	7.42%
*	Less than 1%
(1)	The amounts set forth in the column “Number of Shares of Common stock Beneficially Owned” reflect the application of various limitations on the issuance of the shares of Common Stock issuable upon conversion of the Series G Preferred Stock and the shares of common stock issuable upon exercise of certain outstanding warrants issued on January 14, 2025 (the “January 2025 Warrants”) in the Certificate of Designations of the Series G Preferred Stock

and the January 2025 Warrants, respectively, including beneficial ownership limitations and limitations under the rules or regulations of Nasdaq. The information in the table above and in the following footnotes reflects information available to us as of April 1X, 2025.

A total of 5,261,024 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of the Record Date and 4,000 shares of Preferred Stock are outstanding as of the Record Date, which such outstanding shares of Series G Preferred Stock as of the Record Date are entitled to an aggregate of approximately 551,114 votes, voting on an as-converted basis, pursuant to the terms of the Certificate of Designations.

(2)	Consists of (i) 276,313 shares of Common Stock issuable upon the conversion of shares of Series G Preferred Stock and (ii) Warrants to purchase up to an aggregate of 1,854,947 shares of Common Stock. The shares of Series G Preferred Stock and the Warrants held by ICIG are subject to a 4.99% beneficial ownership blocker.

The shares are held directly by ICIG. Richard Abbe is the managing member of ICIG. Mr. Abbe has voting control and investment discretion over securities held by ICIG. As such, Mr. Abbe may be deemed to be the beneficial owner (as determined under Section 13(d) of the Exchange Act) of the securities held by ICIG. Mr. Abbe disclaims beneficial ownership over the securities listed except to the extent of his pecuniary interest therein. ICIG’s address is 2 Overhill Road, Suite 400, Scarsdale, NY 10583.

(3)	Consists of (i) 28,791 shares of Common Stock, (ii) 246,010 shares of Common Stock issuable upon the conversion of shares of Series G Preferred Stock, and (iii) Warrants to purchase up to an aggregate of 818,850 shares of Common Stock. The shares of Series G Preferred Stock and the Warrants held by IMF are subject to a 4.99% beneficial ownership blocker.

The shares are held directly by IMF. Iroquois Capital Management, LLC is the investment manager of IMF. Iroquois Capital Management, LLC has voting control and investment discretion over securities held by IMF. As Managing Members of Iroquois Capital Management, LLC, Richard Abbe and Kimberly Page make voting and investment decisions on behalf of Iroquois Capital Management, LLC in its capacity as investment manager to IMF. As a result of the foregoing, Mr. Abbe and Mrs. Page may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the securities held by Iroquois Capital Management and IMF. Each of Iroquois Capital Management, LLC, Mr. Abbe and Ms. Page disclaims beneficial ownership over the securities listed except to the extent of their pecuniary interest therein. IMF’s address is 2 Overhill Road, Suite 400, Scarsdale, NY 10583.

(4)	Based solely on information contained in a Schedule 13G filed on August 9, 2024 by XWEL INV I, LLC. XWEL INV I, LLC’s address is 400 Park Avenue, 4th Floor, New York, New York 10022.
(5)	Based solely on information contained in a Schedule 13D/A filed on August 13, 2024 by CPC Pain & Wellness SPV, LLC (“CPC”). CPC’s address is 301 Edgewater Place, Suite 100 Wakefield, Massachusetts 01880.
(6)	The number of shares of Common Stock beneficially owned includes 2,058 shares of Common Stock and options to purchase 58,602 shares of Common Stock, which are exercisable within 60 days of April 28, 2025.
(7)	The number of shares of Common Stock beneficially owned includes 5,000 restricted stock units (“RSUs”) and options to purchase 13,750 shares of Common Stock, which are exercisable within 60 days of April 28, 2025.
(8)	The number of shares of Common Stock beneficially owned includes 31,130 shares of Common Stock and options to purchase 78,333 shares of Common Stock, which are exercisable within 60 days of April 28, 2025.
(9)	The number of shares of Common Stock beneficially owned includes 38,956 shares of Common Stock and options to purchase 86,548 shares of Common Stock, which are exercisable within 60 days of April 28, 2025.
(10)	The number of shares of Common Stock beneficially owned includes 1,500 shares of Common Stock and options to purchase 22,019 shares of Common Stock, which are exercisable within 60 days of April 28, 2025.
(11)	The number of shares of Common Stock beneficially owned includes 7,824 shares of Common Stock and options to purchase 53,404 shares of Common Stock, which are exercisable within 60 days of April 28, 2025.
(12)	The number of shares of Common Stock beneficially owned includes 12,974 vested shares of Common Stock and options to purchase 44,015 shares of Common Stock, which are exercisable within 60 days of April 28, 2025.

(13)	The number of shares of Common Stock beneficially owned includes 5,466 RSUs.
(14)	See footnotes (6) through (13).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On May 4, 2020, we approved the engagement of Friedman LLP (“Friedman”) as our independent registered public accounting firm for the fiscal year ended December 31, 2020. This selection was ratified by our stockholders at the 2020, 2021, 2022 and 2023 annual meetings held on October 28, 2020, September 30, 2021 October 4, 2022 and August 22, 2023. In deciding to select Friedman, the Audit Committee carefully considered the qualifications of Friedman, including their reputation for integrity, quality, and competence in the fields of accounting and auditing. Effective September 1, 2022, Friedman combined with Marcum LLP (“Marcum”), and Marcum became our auditors as of October 4, 2022, following the approval of their engagement by our Audit Committee. Further, the Audit Committee reviewed auditor independence issues and existing commercial relationships with Marcum. The Audit Committee concluded that independence of Marcum was not impaired for the fiscal years ended December 31, 2024, and 2023. For the fiscal years ended December 31, 2024, and 2023, we incurred the following fees for the services of Marcum:

	2024	2023

Marcum:

Audit fees(1)	$503,900	$567,070
Audit-related fees(2)	109,580	120,915
Tax fees(3)	—	—
All other fees(4)	—	—

Total	$613,480	$687,985
(1)	Audit fees includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees includes fees for benefit plan audits and lease compliance audits.
(3)	Tax fees consist of fees for tax services, including tax compliance, tax advice and tax planning.
(4)	The fees in this category pertain to fees billed for products and services provided by Marcum, other than the services reported in the categories above.

Pre-Approval Policies and Procedures Audit and Non-Audit Services

Consistent with SEC policies and guidelines regarding audit independence, our Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. Our Audit Committee pre-approves these services by category and service. Our Audit Committee pre-approved all of the services provided by our independent registered public accounting firms for the years ended December 31, 2024 and 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

No financial statements are filed with this 10-K/A. These items were included as part of the Original Filing.

(a)(2)

None.

(a)(3) Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this 10-K/A from the Original Filing.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto, duly authorized on the 28th day of April, 2025.

XWELL, Inc.

By:	/s/ Ezra T. Ernst
Ezra T. Ernst
Chief Executive Officer
(Principal Executive Officer)

N Bro
XWELL, Inc.

	By:	/s/ Ian Brown
Ian Brown
Chief Financial Officer
(Principal Financial and Accounting Officer)