Form 10-Q
period 2025-03-31
XWELL, Inc.
filed 2025-05-20
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, 5,261,024 shares of the registrant’s common stock were outstanding.

XWELL, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Current assets
Cash and cash equivalents	$3,650	$4,550
Marketable Securities	7,318	7,247
Accounts receivable	1,498	1,793
Inventory	532	501
Other current assets	1,843	1,246
Total current assets	14,841	15,337

Restricted cash	751	751
Property and equipment, net	2,148	1,809
Intangible assets, net	947	1,023
Operating lease right of use assets, net	3,163	3,409
Goodwill	1,389	1,389
Other assets	1,588	1,634
Total assets	$24,827	$25,352

Current liabilities
Accounts payable	$2,208	$1,612
Accrued expenses and other current liabilities	3,342	4,088
Current portion of operating lease liabilities	2,225	2,381
Deferred revenue	1,085	1,143
Total current liabilities	8,860	9,224

Long-term liabilities
Derivative liability	1,457	—
Warrant liabilities	3,283	—
Operating lease liabilities	7,801	8,386
Total liabilities	21,401	17,610
Commitments and contingencies (see Note 11)

Temporary equity
Series G Convertible Preferred Stock, $0.01 par value per share and $1,000 stated value per share, 4,000 shares authorized; 4,000 and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; Liquidation preference of $4,388,444 as of March 31, 2025	567	—
Equity
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 5,261,024 shares issued and outstanding as of March 31, 2025 and December 31, 2024	53	53
Additional paid-in capital	473,337	473,824
Accumulated deficit	(477,425)	(472,706)
Accumulated other comprehensive loss	(1,760)	(1,959)
Total deficit attributable to XWELL, Inc.	(5,795)	(788)
Noncontrolling interests	8,654	8,530
Total equity	2,859	7,742
Total liabilities, temporary equity and equity	$24,827	$25,352

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2025	2024

Revenue, net
Services	$6,420	$8,035
Products	603	691
Total revenue, net	7,023	8,726

Cost of sales
Labor	3,967	4,149
Occupancy	1,134	942
Products and other operating costs	603	964
Total cost of sales	5,704	6,055
Gross Profit	1,319	2,671
Depreciation and amortization	166	225
Impairment of long-lived assets	—	652
General and administrative	4,311	4,173
Total operating expenses	4,477	5,050
Operating loss	(3,158)	(2,379)
Change in fair value of derivative liability	(142)	—
Change in fair value of warrant liability	2,590	—
Loss on issuance of Series G Preferred Stock	(3,443)	—
Interest income, net	58	110
Foreign exchange loss	(455)	(166)
Gain on investments, realized and unrealized	(5)	135
Other non-operating expense, net	(33)	(58)
Loss before income taxes	(4,588)	(2,358)
Income tax expense	—	—
Net loss	(4,588)	(2,358)
Net loss attributable to noncontrolling interests	(131)	(154)
Net loss attributable to XWELL, Inc.	$(4,719)	$(2,512)
Net loss	(4,588)	(2,358)
Other comprehensive income (loss) from operations	189	(130)
Comprehensive loss	$(4,399)	$(2,488)
Loss per share
Preferred stock dividends	(68)	—
Preferred stock accretion	(499)	—
Net loss attributable to XWELL, Inc. common stockholders	$(5,286)	(2,512)
Basic and diluted loss per share	$(1.00)	$(0.60)
Weighted-average number of shares outstanding
Basic	5,261,024	4,182,617
Diluted	5,261,024	4,182,617

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

							Accumulated
	Series G Convertible				Additional		other	Total	Non-
	Preferred stock		Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	in capital	deficit	loss	equity	interests	equity
January 1, 2025	—	$—	5,261,024	$53	$473,824	$(472,706)	$(1,959)	$(788)	$8,530	$7,742
Stock-based compensation	—	—	—	—	80	—	—	80	3	83
Issuance of Series G Preferred Stock in private placement, net of transaction costs	4,000	—	—	—	—	—	—	—	—	—
Series G Preferred Stock accretion	—	499	—	—	(499)	—	—	(499)	—	(499)
Series G Preferred Stock dividends	—	68	—	—	(68)	—	—	(68)	—	(68)
Foreign currency translation	—	—	—	—	—	—	199	199	(10)	189
Net loss for the period	—	—	—	—	—	(4,719)	—	(4,719)	131	(4,588)
March 31, 2025	4,000	$567	5,261,024	$53	$473,337	$(477,425)	$(1,760)	$(5,795)	$8,654	$2,859

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

(In thousands, except share and per share data)

					Accumulated
			Additional		other	Total	Non-
	Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	in capital	deficit	loss	equity	interests	equity
January 1, 2024	4,179,631	$42	$470,737	$(455,853)	$(1,924)	$13,002	$7,969	$20,971
Issuance of restricted stock units	2,986	—	—	—	—	—	—	—
Stock-based compensation	—	—	259	—	—	259	23	282
Foreign currency translation	—	—	—	—	(175)	(175)	45	(130)
Net loss for the period	—	—	—	(2,512)	—	(2,512)	154	(2,358)
March 31, 2024	4,182,617	$42	$470,996	$(458,365)	$(2,099)	$10,574	$8,191	$18,765

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(4,588)	$(2,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166	225
Impairment of long - lived assets	—	398
Impairment of operating lease right-of-use assets	—	254
Unrealized gain on marketable securities	(24)	(92)
Foreign currency remeasurement loss	455	166
Gain on lease termination	(401)	—
Amortization of operating lease right of use asset	246	286
Provision for credit losses	6	—
Stock-based compensation	83	282
Loss (gain) on equity investment	29	(43)
Change in fair value of derivative liability	142	—
Change in fair value of warrant liability	(2,590)	—
Loss on issuance of Series G Preferred Stock	3,443	—
Changes in assets and liabilities:
Decrease (increase) in inventory	(31)	66
(Increase) decrease in accounts receivable	269	(1,223)
Increase (decrease) in deferred revenue	(58)	29
(Increase) in other assets, current and non-current	(669)	(594)
(Decrease) in other liabilities, current and non-current	(1,255)	(1,987)
Increase in accounts payable	599	909
Net cash used in operating activities	(4,178)	(3,682)
Cash flows from investing activities
Acquisition of property and equipment	(424)	(291)
Investment in marketable securities	(46)	(80)
Net cash used in investing activities	(470)	(371)
Cash flows from financing activities
Proceeds from registered offering, net of fees	3,745	—
Net cash provided by financing activities	3,745	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	(67)
Decrease in cash, cash equivalents and restricted cash	(900)	(4,120)
Cash, cash equivalents, and restricted cash at beginning of the period	5,301	9,188
Cash, cash equivalents, and restricted cash at end of the period	$4,401	$5,068
Cash paid for
Income taxes	$—	$—
Non-cash investing and financing transactions
Capital expenditures included in Accounts payable, accrued expenses and other current liabilities	$4	$17
Accrual of Series convertible preferred stock dividends	68	—
Accretion of Series G convertible preferred stock to redemption value	499	—
Initial fair value of warrant liability	5,873	—
Initial fair value of derivative liability	1,315	—

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except for share and per share data)

Note 1. Business Overview and Going Concern

Overview

XWELL (“XWELL” or the “Company”) is a global wellness organization dedicated to delivering restorative and health-focused services to travelers through its three reportable operating segments: XpresSpa®, XpresTest®, and Naples Wax Center®. XpresSpa operates spa service locations in major airports, offering massage, skincare, and travel products. XpresTest transitioned from providing COVID-19 testing to supporting public health efforts through bio-surveillance programs at international airports. XWELL’s subsidiary, gcg Connect, LLC, operating as HyperPointe, provides direct to business marketing support across a number of health and health-related channels. From the creation of marketing campaigns for the pharmaceutical industry, to learning management systems to website and health related content creation, HyperPointe is a complementary service provider to XWELL’s health-focused brands as well as providing the majority of services to the external community. Naples Wax Center provides upscale hair removal and skincare services through its branded locations.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and negative cash flows from operations has insufficient liquidity to fund future operations.

As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the date of issuance of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has significantly reduced operating and overhead expenses, while it continues to focus on returning to overall profitability. Management is implementing various strategic initiatives to reduce operating expenses, improve working capital and enhance cash flow. These include cost reduction efforts, capital spending controls, and exploration of additional financing options. The Company has concluded that they do not have sufficient available liquidity to fund its operations for at least one year for the issuance of these unaudited condensed consolidated financial statements.

Note 2. Accounting and Reporting Policies

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as amended. The consolidated balance sheet as of December 31, 2024 was derived from the audited annual financial statements but does not include all information required by GAAP for annual financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include the Company’s long-lived assets, intangibles assets, the useful lives of the Company’s intangible assets, the valuation of stock-based compensation, warrant liabilities, derivative liability, deferred tax assets and liabilities, income tax uncertainties, and other contingencies.

Preferred Stock

The Company records shares of convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company concluded that the Company’s Series G Convertible Preferred Stock, par value $0.01 per share (“Series G Preferred Stock”), is more akin to a debt-type instrument than an equity-type instrument, therefore certain embedded features were deemed to not be clearly and closely related to the debt host instrument and were bifurcated as a derivative under ASC 815. The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and has therefore classified the Series G convertible preferred stock as mezzanine equity as it redeemable in quarterly installments. The Company adjusts the carrying values of the convertible preferred stock by accreting the discount and accruing dividends to the state the convertible preferred stock at redemption value each reporting period.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as assets, liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed consolidated balance sheet date.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity

(“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss. The warrants are classified as liabilities in accordance with ASC 815 as they do not meet the requirements to be considered indexed to the Company’s own stock. The fair value of the warrant liability was estimated using a Black-Scholes approach (see Note 10).

Basic and Diluted Net Loss per Common Share

The Company computes basic and diluted net loss per share under the two-class method required for participating securities. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Basic and diluted net loss for common stock equivalents is computed by dividing the dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share includes potentially dilutive securities outstanding for the period. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the Company’s basic and diluted net loss per stock of Common Stock for the three months ended March 31, 2025 and 2024. See Note 3 Potentially Dilutive Securities.

Distinguishing Liabilities from Equity

The Company relies on the guidance provided by FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), to classify certain redeemable and/or convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

Once the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the consolidated balance sheet. The Company will determine temporary equity classification if the redemption of the financial instrument is outside the control of the Company (i.e. at the option of the holder). Otherwise, the Company accounts for the financial instrument as permanent equity.

Reclassification

Certain balances in the unaudited condensed consolidated financial statements for the three months ended March 31, 2024 have been reclassified to conform to the presentation in the unaudited condensed consolidated financial statements for the three months ended March 31, 2025. In the prior year, the Company separately disclosed salaries and benefits and in the current year the Company has reclassified these costs on the unaudited condensed consolidated statement of operations within general and administrative expenses. These reclassifications had no effect on the Company’s previously reported results of operations, changes in temporary and stockholders’ equity, or cash flows.

Note 3. Potentially Dilutive Securities

The table below presents the computation of basic and diluted net loss per share of Common Stock:

	Three months ended
	March 31,
	2025	2024
Basic numerator:
Net loss attributable to XWELL, Inc.	$(4,719)	$(2,512)
Less: preferred stock dividends	(68)	—
Less: preferred stock accretion	(499)	—
Net loss attributable to common shareholders	$(5,286)	$(2,512)
Basic denominator:
Basic weighted average shares outstanding	5,261,024	4,182,617
Basic loss per share	$(1.00)	$(0.60)

Net loss per share data presented above excludes from the calculation of diluted net loss, the following potentially dilutive securities, having an anti-dilutive impact, in case of net loss
Both vested and unvested options to purchase an equal number of shares of Common Stock	516,096	452,474
Unvested RSUs to issue an equal number of shares of Common Stock	—	6,458
Series A and Series B warrants to purchase shares of Common Stock	5,347,594	—
Series G Convertible Preferred Stock on an as converted basis	2,933,452	—
Total number of potentially dilutive securities excluded from the calculation of loss per share attributable to common shareholders	8,797,142	458,932

Note 4. Cash, Cash Equivalents, and Restricted Cash

A reconciliation of the Company’s cash and cash equivalents in the Unaudited Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Unaudited Condensed Consolidated Statements of Cash Flows as of March 31, 2025, and December 31, 2024 is as follows:

	March 31, 2025	December 31, 2024
Cash denominated in United States dollars	$1,392	$2,145
Cash denominated in currency other than United States dollars	1,954	2,160
Restricted cash	751	751
Credit and debit card receivables	304	245
Total cash, cash equivalents and restricted cash	$4,401	$5,301

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

Note 5. Other current assets

As of March 31, 2025, and December 31, 2024, other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid expenses	$1,784	$1,190
Other	59	56
Total other current assets	$1,843	$1,246

Note 6. Intangible Assets

The following tables provides information regarding the Company’s intangible assets subject to amortization, which consist of the following:

	March 31, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade names	$200	$(34)	$166	$200	$(29)	$171
Customer relationships	1,012	(466)	546	1,012	(441)	571
Software	2,583	(2,348)	235	2,583	(2,302)	281
Total intangible assets	$3,795	$(2,848)	$947	$3,795	$(2,772)	$1,023

The Company’s intangible assets are amortized over their expected useful lives. The Company recorded amortization expense of $76 and $84 during the three months ended March 31, 2025 and 2024, respectively.

Based on the intangible assets balance as of March 31, 2025, the estimated amortization expense for the remainder of the calendar year and each of the succeeding calendar years is as follows:

Calendar Years ending December 31,	Amount
Remaining 2025	$226
2026	223
2027	122
2028	122
2029	122
Thereafter	132
Total	$947

Note 7. Accrued expenses and other current liabilities

As of March 31, 2025, and December 31, 2024, accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Accrued compensation	$1,514	$2,384
Tax-related liabilities	545	571
Common area maintenance accruals	25	31
AP Accruals	407	340
Gift certificates	635	507
Credit card processing fees	18	18
Other miscellaneous accruals	198	237
Total accrued expenses and other current liabilities	$3,342	$4,088

Note 8. Leases

XWELL is contingently liable to a surety company under certain general indemnity agreements required by various airports relating to its lease agreements. XWELL agrees to indemnify the surety for any payments made on contracts of suretyship, guaranty, or indemnity. The Company believes that all contingent liabilities will be satisfied by its performance under the specified lease agreements.

During the three months ended March 31, 2025, the Company’s XpresSpa Austin - Bergstrom International Airport (“AUS”) lease was terminated. When a termination occurs, the Company remeasures the related operating lease right of use asset and lease liability and recognizes those adjustments in the condensed consolidated statements of operations and comprehensive loss. Since the related operating right of use asset was fully impaired for the XpresSpa AUS location at the time of the termination, the Company recognized a gain from lease termination of approximately $401 as a result of this termination.

The following is a summary of the activity in the Company’s current and long-term operating lease liabilities for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(684)	$(835)

As of March 31, 2025, operating leases contain the following future minimum commitments:

Calendar Years ending December 31,	Amount
Remaining 2025	$2,170
2026	2,166
2027	2,041
2028	1,629
2029	1,346
Thereafter	2,701
Total future lease payments	12,053
Less: interest expense at incremental borrowing rate	(2,027)
Net present value of lease liabilities	$10,026

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	5.58	years
Weighted average discount rate used to determine present value of operating lease liability:	6.85%

Cash paid for minimum annual rental obligations for the three months ended March 31, 2025 and 2024, was $498 and $450 respectively.

Variable lease payments calculated monthly as a percentage of product and services revenue were $320 and $360 for the three months ended March 31, 2025 and 2024, respectively.

Note 9. Other Assets

As of March 31, 2025 and December 31, 2024, assets consisted of the following:

	March 31, 2025	December 31, 2024
Equity investments	$56	$85
Lease deposits	1,518	1,535
Other	14	14
Other assets	$1,588	$1,634

Note 10. Private Placement

Private Placement

On January 14, 2025, XWELL, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which it agreed to sell to the Investors (i) an aggregate of 4,000 shares of the Company’s newly-designated Series G Convertible Preferred Stock, with a par value of $0.01 per share and a stated value of $1,000 per share, initially convertible into up to 2,673,797 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at a conversion price of $1.496 per share (the “Preferred Stock”), (ii) Series A warrants to acquire up to an aggregate of 2,673,797 shares of Common Stock (the “Series A Warrants”) at an exercise price of $1.496 per share, and (iii) Series B warrants to acquire up to an aggregate of 2,673,797 shares of Common Stock (the “Series B Warrants,” and collectively with the Series A Warrants, the “Warrants”) at an exercise price of $1.7952 per share (collectively, the “Private Placement”).

The closing of the Private Placement occurred on January 14, 2025 (the “Closing Date”). The Private Placement unit described above had a purchase price of $1,000 per unit and aggregate gross proceeds from the Private Placement were $4 million. The Company expects to use the net proceeds from the Private Placement for general corporate purposes.

The Company engaged GP Nurmenkari Inc. (the “Placement Agent”) to act as the placement agent in connection with the Private Placement. Pursuant to an Engagement Letter with the Placement Agent, the Company paid to the Placement Agent a cash fee equal to 2% of gross proceeds of the Private Placement.

Transaction costs totaling approximately $255 were incurred related to the Private Placement consisting of cash expenses for placement agent fees, legal fees, and accounting costs related to the financing. These cost were proportionately allocated to the Series G Convertible Preferred Stock and the Warrants based on the allocated gross proceeds of the instruments. Accordingly, none of the transaction costs were allocated against the carrying value of the Preferred Stock and the total of approximately $255 of transaction costs were immediately expensed related to the Warrants which are accounted for as liabilities in accordance with ASC 815,which is included as a component of loss on issuance of Series G Preferred Stock on the condensed consolidated statement of operations. Net proceeds from the Private Placement totaled $3,745.

January 2025 Private Placement of Preferred Shares and Warrants

In connection with the private placement consummated on January 14, 2025, the Company and the investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company is required to file a resale registration statement (the “Registration Statement”) with the SEC and to have such Registration Statement declared effective by the Effectiveness Deadline (as defined in the Registration Rights Agreement). The Company is obligated to pay certain liquidated damages to the investors if the Company fails to file the Registration Statement when required, fails to cause the Registration Statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of the Registration Statement pursuant to the terms of the Registration Rights Agreement. The Registration Statement was filed on February 7, 2025, but as of the date of this Quarterly Report on Form 10-Q, has not been declared effective by the SEC. On April 14, 2025, the Effectiveness Deadline was extended to May 1, 2025.

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

Series G Convertible Preferred Stock

The terms of the Preferred Stock are as set forth in the form of Certificate of Designations (the “Certificate of Designations”). The Preferred Stock are convertible into shares of Common Stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $1.496 per share (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like (subject to certain exceptions). The Company is required to redeem the Preferred Stock in six (6) equal quarterly installments, commencing on July 1, 2025. The amortization payments due upon such redemption are payable, at the Company’s election, in cash at 107% of the applicable Installment Redemption Amount (as defined in the Certificate of Designations), or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty consecutive trading day period ending and including the trading day immediately prior to the date the amortization payment is due or (B) the lower of (i) $0.167 and (ii) 20% of the “Minimum Price” (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) (the “Floor Price”), and in each case subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events.

The holders of the Preferred Stock are entitled to dividends of 8% per annum, compounded each calendar quarter, which are payable in arrears monthly in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Preferred Stock accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Preferred Stock are also entitled to receive a dividend make-whole payment, assuming for calculation purposes that the stated value of such Preferred Stock remained outstanding through and including the one-year anniversary of the applicable date of conversion. The Company is required to maintain unrestricted cash and cash equivalents on hand in an amount equal to at least 200% of the sum of the stated value, accrued dividends, dividend make-whole payments payable, and any other required amounts payable pursuant to the Certificate of Designations for all outstanding shares of Preferred Stock. The holders of the Preferred Stock are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Preferred Stock is entitled to be calculated assuming a conversion price of $1.36 per share, which was the Minimum Price (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Certificate of Designations.

Notwithstanding the foregoing, the Company’s ability to settle conversions and make amortization and dividend make-whole payments using shares of Common Stock is subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that the Company has obtained the Stockholder Approval. Further, the Certificate of Designations contains a certain beneficial ownership limitation after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Preferred Stock or as part of any amortization payment or dividend make-whole payment under the Certificate of Designations.

The Certificate of Designations includes certain Triggering Events, including, among other things, the Company’s failure to pay any amounts due to the holders of the Preferred Stock when due. In connection with a Triggering Event, each holder of Preferred Stock will be able to require the Company to redeem in cash any or all of the holder’s Preferred Stock at a premium set forth in the Certificate of Designations.

The Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) certain contingent redemption options and 2) variable share-settled conversions, and 3) certain contingent penalty features. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statement of Operations. The Company estimated the $1,315 fair value of the bifurcated embedded derivative at issuance using a Monte Carlo simulation, with the following inputs: the fair value of the Company’s common stock of $1.37 on the issuance date, estimated equity volatility of 86.0%, the time to maturity of 2.0 years, a discounted market interest rate of 6.4%, a risk-free rate of 4.28%, dividend rate of 8.0%, a penalty dividend rate of 15.0%, and probability of default of 9.9%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series G Preferred Shares. During three months ended March 31, 2025, the Company recorded a total discount of $4,000 upon issuance of the Series G Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of $1,315 and the remaining $2,685 of gross proceeds after allocation to the derivative liability which represents the portion of the Warrant liability allocated to the discount. It was deemed probable that the Series G Preferred Shares will become redeemable, the Company recognized accretion of $499 related to the Series G Preferred Shares from inception to March 31, 2025, pursuant to ASC 480-10-S99-3A utilizing the effective interest method, which is included as a deduction from net loss attributable to common stockholders in the condensed consolidated statement of operations. As the fair value of the liabilities required to be subsequently measured at fair value exceeded the net proceeds received, the Company recognized the excess of the fair value over the net proceeds received as a component of the loss upon issuance of preferred stock of $3,188 which is included in other income (expense) in the condensed consolidated statement of operations.

During the three months ended March 31, 2025, the Company recorded a loss of $142 related to the change in fair value of the derivative liability which is recorded in other income (expense) on the condensed consolidated statements of operations. The Company estimated the $1,457 fair value of the bifurcated embedded derivative at March 31, 2025 using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s common stock of $1.02 on the valuation date, estimated equity volatility of 89%, the time to maturity of 1.79 years, a discounted market interest rate of 6.3%, a risk-free rate of 3.84%, dividend rate of 8.0%, a penalty dividend rate of 15.0%, and probability of default of 9.9%.

Warrants

Pursuant to the Private Placement, the Company issued (i) Series A warrants to acquire up to an aggregate of 2,673,797 shares of Common Stock (the “Series A Warrants”) at an exercise price of $1.496 per share, and (ii) Series B warrants to acquire up to an aggregate of 2,673,797 shares of Common Stock (the “Series B Warrants,” and collectively with the Series A Warrants, the “Warrants”) at an exercise price of $1.7952 per share.

The Company assessed the Warrants under ASC 815 and determined that the Warrants will be classified as liabilities as they do not meet the requirements to be considered indexed to the Company’s own stock, due to the presence of certain Stockholder Approval-related provisions in the Warrants which potentially adjust the settlement value in conjunction with the Stockholder Approval event. Additionally, the Warrants include a provision related to certain tender or exchange offers which further preclude the Warrants from being accounted for as equity. As such, the Company recorded the Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the value of the Warrants issued on issuance. The fair value of the Warrants of approximately $5.9 million was estimated at January 14, 2025 utilizing the Black Scholes Model using the following weighted average assumptions: the fair value of the Company’s common stock per share of $1.37; remaining term of 5 years; equity volatility of 114.0%; and a risk-free interest rate of 4.49%.

During the three months ended March 31, 2025, the Company recorded a gain of approximately $2.6 million related to the change in fair value of the warrant liability which is recorded in other income (expense) on the condensed consolidated statements of operations. The fair value of the Warrants of approximately $3.3 million was estimated at March 31, 2025 utilizing the Black Scholes Model using the following weighted average assumptions: the fair value of the Company’s common stock per share of $1.02; remaining term of 4.79 years; equity volatility of 86%; and a risk-free interest rate of 3.88%.

The following table represents the activity related to the Company’s warrants during the three months ended March 31, 2025:

		Weighted average	Remaining
	No. of Warrants	exercise price*	contractual term (years)
December 31, 2024	—	$—	$—
Granted	5,347,594	$1.65	$—
March 31, 2025	5,347,594	$1.65	$4.79

All outstanding warrants were exercisable as of March 31, 2025 with an intrinsic value of $0.

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

XpresSpa Holdings, LLC (“XpresSpa”) v. Cordial Endeavor Concessions of Atlanta, LLC (“Cordial”), et al., Arbitration Case No. 2126399.

The Company’s subsidiary, XpressSpa Holdings, LLC, is party to an arbitration proceeding (the “Arbitration”) which was requested by the City of Atlanta, Georgia related agreements by and between Cordial and XpresSpa for the operation of the XpresSpa locations in Hartsfield - Jackson Atlanta International Airport (“ATL”) in ATL Terminal A and ATL Terminal C. The City of Atlanta filed an application to compel arbitration in the Superior Court of Fulton County, and on November 5, 2024, the court granted that application and ordered the parties to arbitrate their disagreements.

This dispute arises out of the alleged breaches of contract between the parties as well as other improper conduct relating to the agreements. The Arbitration has recently commenced, a scheduling order was issued by the Arbitrator on May 12, 2025. No substantive proceedings have taken place and there have been no substantive rulings.

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

Note 12. Segment Information

In the first quarter of 2025, the decision was made to convert the final remaining Treat location at JFK International Airport in New York City to an XWELL location. Treat has been aggregated with XpresSpa in the segment tables below and the presentation has been restated for 2024.

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

The table below presents information about reported segments for the period ended March 31, 2025 and 2024:

	Three months ended March 31, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue	$4,294	$2,177	$552	$—	$7,023
Operating (loss)/income	$800	$618	$(422)	$(4,154)	$(3,158)

	Three months ended March 31, 2024
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue	$4,435	$3,643	$648	$—	$8,726
Operating (loss)/income	$(2,780)	$1,670	$(78)	$(1,191)	$(2,379)

A reconciliation of total segment revenues to total unaudited condensed consolidated revenue and of total segment operating (loss) income to total consolidated (loss) income, for the three months ended March 31, 2025 and 2024, is as follows:

	Three months ended March 31, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue from external customers	$4,294	$2,177	$552	$—	$7,023
Less: Significant Expenses (1):
Cost of Goods Sold - Labor	2,356	1,289	322	—	3,967
Cost of Goods Sold - Products & Services	248	—	9	—	257
Occupancy Cost	976	6	152	—	1,134
Other Cost of Revenue	216	63	67	—	346
Depreciation and amortization	95	2	55	14	166
Less: Other Segment Expenses (2):
Other segment operating expenses	(397)	199	369	4,140	4,311
Segment operating (loss) income	$800	$618	$(422)	$(4,154)	$(3,158)

	Three months ended March 31, 2024
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue from external customers	$4,435	$3,643	$648	$—	$8,726
Less: Significant Expenses (1):
Cost of Goods Sold - Labor	2,282	1,467	400	—	4,149
Cost of Goods Sold - Products & Services	317	20	18	—	355
Occupancy Cost	885	10	47	—	942
Other Cost of Revenue	276	234	99	—	609
Depreciation and amortization	152	25	31	17	225
Less: Other Segment Expenses (2):
Other segment operating expenses	3,303	217	131	1,174	4,825
Segment operating (loss) income	$(2,780)	$1,670	$(78)	$(1,191)	$(2,379)
(1)	The significant expense amounts align with the expenses that the CODM is regularly provided with to assess performance and allocate resources.
(2)	For all segments, SGA consists of the following:

Salaries & Benefits, Rent & Utilities, Office Supplies & Shipping, Travel & Entertainment, IT & Telecom, Repairs & Maintenance, Accounting, Legal, Franchise/Property Tax, Management/DBE Fees, Advertising & Marketing, Insurance

Other Significant Items

	Three months ended March 31, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Stock based compensation	$37	$3	$—	$43	$83

	Three months ended March 31, 2024
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Stock based compensation	$259	$23	$—	$—	$282
Impairment	$652	$—	$—	$—	$652

	March 31, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Capital expenditures	$64	$—	$334	$31	$429
Assets	$8,241	$1,749	$6,377	$8,460	$24,827

	December 31, 2024
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Capital expenditures	$755	$49	$959	$18	$1,781
Assets	$8,545	$2,133	$6,216	$8,458	$25,352

The Company currently operates in two geographical regions: United States and all other countries, which include Netherlands, Turkey and United Arab Emirates. The following table represents the geographical revenue, and total long-lived asset information. There were no concentrations of geographical revenue and long-lived assets related to any single foreign country that were material to the Company’s unaudited condensed consolidated financial statements. Long-lived assets include property and equipment and right of use lease assets.

	Three months ended
	March 31,
	2025	2024
Revenue
United States	$5,705	$7,348
All other countries	1,318	1,378
Total revenue	$7,023	$8,726

Long-lived assets	March 31, 2025	December 31, 2024
United States	$4,876	$3,289
All other countries	435	1,929
Total long-lived assets	$5,311	$5,218

Note 13. Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue from contracts with customers by the nature of products and services provided (in thousands):

	March 31, 2025	March 31, 2024
Revenue, point in time	$4,846	$5,083
Revenue, over time	2,177	3,643
Total Revenue	$7,023	$8,726

As of March 31, 2025, the unrecognized committed amount of the Ginkgo/BioWorks contract is $7,000.

Contract Costs

The Company has no contract costs related to the periods presented.

Contract Liabilities

Contract liabilities are classified as deferred revenue in the condensed consolidated balance sheets. The activity in deferred revenue for the three months ended March 31, 2025, and for the year ended December 31, 2024, was as follows:

	March 31, 2025	December 31, 2024
Beginning of the period contract liability	$1,143	$861
Revenue recognized from the contract liabilities included in the beginning balance	(216)	(461)
Increases due cash received net of amounts recognized revenue during the period	158	743
End of period contract liability	$1,085	$1,143

The Company has elected not to include in unfulfilled performance obligations for contracts in which the amount of revenue it recognizes is equal to the amount which the Company has a right to invoice. No revenue was recognized in the reporting period from performance obligations satisfied in previous periods. The Company applies the right-to-invoice practical expedient for its Priority Pass and HyperPointe revenue streams and recognizes revenue in the amount it is entitled to invoice when that amount corresponds directly with the value of the performance to date. For the Company’s XpresTest business unit, there are no portions of unfulfilled performance obligations, because the Company’s efforts towards satisfying each of the performance obligations are expended evenly throughout the period of performance. For the Company’s HyperPointe business unit, Advanced services are distinct performance obligations that are satisfied over time with revenue recognized as services are delivered. Revenues billed in advance are treated as deferred revenue, which was $159 and $181 as of March 31, 2025, and December 31, 2024, respectively. Naples Wax Center offers prepaid wax packages that are either unlimited for one year or a set number of services. When the packages are purchased, the sales are recorded as deferred revenue, which was $922 and $956 as of March 31, 2025 and December 31, 2024, respectively. As services related to prepaid packages are used, revenue is recognized as income.

Note 14. Property and Equipment, net

Property and equipment are comprised of the following (in thousands):

	March 31,	December 31,
	2025	2024	Useful Life
Leasehold improvements	$4,935	$4,566	Average 5-8 years
Furniture and fixtures	365	359	3-4 years
Other operating equipment	776	722	Maximum 5 years
	6,076	5,647
Accumulated depreciation	(3,928)	(3,838)
Total property and equipment, net	$2,148	$1,809

Depreciation and amortization expense was $90 and $141 for the three months ended March 31, 2025 and 2024, respectively.

Note 15. Fair Value Measurements

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

The following table presents the placement in the fair value hierarchy of the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2025 and December 31, 2024. Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible property and equipment, right-of-use assets, and other intangible assets, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets. Recoverability is based on estimated undiscounted cash flows or other relevant observable/unobservable measures. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is included in Impairment of long-lived assets and Impairment of operating lease right-of-use assets on the condensed consolidated statements of operations and comprehensive loss.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three months ended March 31, 2025. The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximated their fair values as of March 31, 2025 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility of our common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and our probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate.

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of March 31, 2025:
Recurring fair value measurements
Equity and debt securities:
Route1, Inc.	$29	$—	$29	$—
Marketable securities	7,318	7,318	—	—
Total equity and debt securities	7,347	7,318	29	—
Derivatives:
Warrant liabilities	3,283	—	—	3,283
Derivative liability	1,457	—	—	1,457
Total derivatives	4,740	—	—	4,740
Total recurring fair value measurements	$12,087	$7,318	$29	$4,740
Nonrecurring fair value measurements
Property, plant and equipment	$2,148	$—	$—	$2,148
Operating lease right-of-use asset	3,163	—	—	3,163
Total nonrecurring fair value measurements	$5,311	$—	$—	$5,311

As of December 31, 2024
Recurring fair value measurements
Equity and debt securities:
Route1	$85	$—	$85	$—
Marketable securities	7,247	7,247	—	—
Total equity and debt securities	7,332	7,247	85	—
Derivatives:
Warrant liabilities	$—	$—	$—	$—
Derivative liability	—	—	—	—
Total derivatives	—	—	—	—
Total recurring fair value measurements	$7,332	$7,247	$85	$—
Nonrecurring fair value measurements
Property, plant and equipment	$1,809	$—	$—	$1,809
Operating lease right-of-use asset	3,409	—	—	3,409
Total nonrecurring fair value measurements	$5,218	$—	$—	$5,218

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

Balance on January 1, 2025	$—
Issuance of warrants reported at fair value	5,873
Change in fair value of warrant liability	(2,590)
Balance on March 31, 2025	$3,283

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

Balance on January 1, 2025	$—
Issuance of convertible preferred stock with bifurcated embedded derivative	1,315
Change in fair value of bifurcated embedded derivative	142
Balance on March 31, 2025	$1,457

Note 16. Related Party

On January 30, 2025, the Company entered into a consulting agreement (“Consulting Agreement”) with XWEL INV I, LLC (“XWEL INV I”) and Jason Aintabi (the “Consultant”) for the Consultant to provide advisory services to the Company. Mr. Aintabi serves as the Manager of XWEL INV I. The Consulting Agreement is deemed to be related party transaction as Mr. Aintabi is a greater than 5% beneficial owner of the Company’s securities. The Consulting Agreement was further extended on May 12, 2025 for a total period of twelve (12) months from the effective date of the agreement in exchange for a total amount for both the original and amended agreements of $530. For the three months ended March 31, 2025, $140 of this contract was recognized in general and administrative expenses on the unaudited condensed consolidated statement of operations and comprehensive loss and $140 was recognized as a prepaid expense in other current assets on the unaudited condensed consolidated balance sheets as of March 31, 2025.

Note 17. Subsequent Events

On May 16, 2025, the Company entered into an omnibus amendment (the “Warrant Amendment”) with each of the holders of the Series A Warrants and Series B Warrants. The Warrant Amendment makes certain adjustments to the definition of a “Fundamental Transaction” in each of the Warrants, as described in the Warrant Amendment, including changing the scope of the definition applicable to tender or exchange offers that the Company makes, allows one or more Subject Entities (as defined in the Warrant Agreement) to make, or allows the Company to be subject to, to require such a tender or exchange offer to represent more than 50% of the outstanding voting power of the Company. Further, the Warrant Amendment modifies certain terms of the Warrants relating to the rights of the holders in the event of a Fundamental Transaction (as defined in each of the Series A Warrants and Series B Warrants, and as each amended by the Warrant Amendment) that is not within the Company’s control, including that upon a Fundamental Transaction not being approved by the Company’s Board of Directors, the holders of the Warrants shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value (as defined in each of the Series A Warrants and Series B Warrants and as each amended by the Warrant Amendment, as described below) of the unexercised portion of such Warrants, that is being offered and paid to the holders of the Company’s Common Stock. In addition, the Amendment revises the definition of Black Scholes Value related to the volatility input which is now an expected volatility equal to the 30 day volatility obtained from the “HVT” function on Bloomberg (determined utilizing a 365 day annualization factor) as of the trading day immediately following the earliest to occur of (1) the public disclosure of the applicable Fundamental Transaction and (2) the date of a holder’s request.

The Warrant Amendment resulted in the reclassification of the Warrants as equity, rather than liability, as upon reassessment, the Company concluded that the Warrants now met the requirements to be considered indexed to the Company’s own stock and eligible for equity classification under ASC 815-40.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will be,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2025, as subsequently amended on April 28, 2024 (the “Annual Report”) and this Quarterly Report on Form 10-Q and any future reports we file with the SEC. The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to XWELL, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

XWELL is a global wellness company operating multiple brands and focused on bringing restorative, regenerative and reinvigorating products and services to travelers. As of the date of this Quarterly Report on Form 10-Q, XWELL currently has three reportable operating segments: XpresSpa®, XpresTest®, and Naples Wax Center®

On October 25, 2022, the Company changed its name to XWELL, Inc. (“XWELL” or the “Company”) from XpresSpa Group, Inc. The Company’s common stock, par value $0.01 per share, which had previously been listed under the trading symbol “XSPA” on Nasdaq, now trades under the trading symbol “XWEL”. The Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State on October 24, 2022 (as amended, the “Amended and Restated Certificate”) reflecting the name change. Rebranding to XWELL aligned the Company’s corporate strategy to build a pure-play wellness services company, in both the airport and off-airport marketplaces.

All amounts are in thousands, except share, per share, or as otherwise specifically noted.

XpresSpa

XWELL’s subsidiary, XpresSpa Holdings, LLC (“XpresSpa”) has been a global airport retailer of spa services through its XpresSpa spa locations, offering travelers premium spa services, including massage, nail and skin care, as well as spa and travel products.

As of March 31, 2025, there were 17 domestic XpresSpa locations in total comprised of 16 Company-owned locations and one franchise. The Company also had 11 international locations operating as of March 31, 2025, including two XpresSpa locations in the Dubai International Airport in the United Arab Emirates, one XpresSpa location in the Zayad International Airport in Abu Dhabi, United Arab Emirates, four XpresSpa locations in the Schiphol Amsterdam Airport in the Netherlands and four XpresSpa locations in the Istanbul Airport in Turkey.

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

Recent Developments

Nasdaq Minimum Bid Price Requirement

On May 13, 2025, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days between March 31, 2025, to May 12, 2025, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market (“Nasdaq”) pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until November 10, 2025 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s Minimum Bid Price Rule, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, Nasdaq will provide notice that our common stock will be subject to delisting. There can be no assurance that we will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq staff would grant our request for continued listing subsequent to any delisting notification. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities. As of the date of this Quarterly Report on Form 10-Q, we have not regained compliance with the Minimum Bid Price Rule.

January 2025 Private Placement

On January 14, 2025, we entered into a securities purchase agreement (the “January 2025 Purchase Agreement”) with certain accredited investors thereto, pursuant to which it agreed to sell to such investors (i) an aggregate of 4,000 shares of our newly-designated Series G Convertible Preferred Stock, par value of $0.01 per share and a stated value of $1,000 per share (the “Series G Preferred Stock”),, initially convertible into up to 2,673,797 shares of our common stock at a conversion price of $1.496 per share, (ii) Series A Warrants to acquire up to an aggregate of 2,673,797 shares of common stock at an exercise price of $1.496 per share (the “Series A Warrants”), and (iii) Series B Warrants to acquire up to an aggregate of 2,673,797 shares of common stock at an exercise price of $1.7952 per share (the “Series B Warrants”), each for a term of five years following the date of issuance (the “January 2025 Private Placement”). In connection with the January 2025 Private Placement, we also entered into that certain registration rights agreement, dated as of January 14, 2025, with the investors in the January 2025 Private Placement. The January 2025 Private Placement closed on January 14, 2025.

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

Cost of sales

Cost of sales for our XpresSpa, XpresTest, and Naples Wax segments consist of location and segment level costs. Location and segment level costs include all costs that are directly attributable to operations, primarily payroll and related benefit costs for personnel, occupancy costs and cost of products sold.

General and administrative expenses

General and administrative expenses include management and administrative personnel, overhead and occupancy costs, insurance, salaries, and various professional fees, as well as stock-based compensation for directors, management and administrative personnel.

Three months ended March 31, 2025, compared to the three months ended March 31, 2024

Revenue

	Three months ended March 31,
	2025	2024	Inc/(Dec)
Total revenue, net	$7,023	$8,726	$(1,703)

The decrease in revenue of $1,703 or 20%, was primarily driven by lower CDC XpresTest revenue and XpresSpa revenue offset by Priority Pass revenue, which is a new revenue stream for the three months ended March 31, 2025 as compared to three months ended March 31, 2024.

Cost of sales

	Three months ended March 31,
	2025	2024	Inc/(Dec)
Total cost of sales	$5,704	$6,055	$(351)

The decrease in cost of sales of $351 or 6%, was primarily driven by decrease in operating costs in outside labor, service supplies and product costs for the three months ended March 31, 2025 as compared to three months ended March 31, 2024.

Depreciation and amortization

	Three months ended March 31,
	2025	2024	Inc/(Dec)
Depreciation and amortization	$166	$225	$(59)

The decrease in depreciation and amortization of approximately 26% was primarily due to fewer long-lived assets available for depreciation and amortization in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 due the impairment of long-lived assets which occurred at the end of fiscal year 2024.

Impairment of long-lived assets

	Three months ended March 31,
	2025	2024	Inc/(Dec)
Impairment of long-lived assets	$—	$652	$(652)

The decrease of approximately $652 was primarily due to the impairment of long-lived assets that occurred in the three months ended March 31, 2024. There was no similar impairment taken as of March 31, 2025.

General and administrative expenses

	Three months ended March 31,
	2025	2024	Inc/(Dec)
General and administrative	$4,311	$4,173	$138

The increase of approximately 3% was primarily due to the increase in accounting, legal and public company costs for the three months ended March 31, 2025 as compared to three months ended March 31, 2024.

Other non-operating expense, net

	Three months ended March 31,
	2025	2024	Inc/(Dec)
Other non-operating expense, net	$(33)	$(58)	$25

The following is a summary of the transactions included in other non-operating expense, net for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Bank fees and financing charges	$(30)	$(48)
Other	(3)	(10)
Total	$(33)	$(58)

Change in fair value of warrants, derivatives, and loss on issuance of preferred stock

	Three months ended March 31,
	2025	2024
Change in fair value of derivative liability	$(142)	$—
Change in fair value of warrant liability	2,590	—
Loss on issuance of Series G Preferred Stock	(3,443)	—

The change in fair value of warrants and derivatives is due to a decrease in the Company’s stock price after entering into the January 2025 Purchase Agreement. The loss on issuance is due to the initial fair value of the Series G Preferred Shares exceeding the fair value of the proceeds received.

Interest income, net

	Three months ended March 31,
	2025	2024	Inc/(Dec)
Interest income, net	$58	$110	$(52)

The decrease of $52 was primarily due to having less cash in interest bearing accounts.

Going Concern and Liquidity

Substantial doubt has been expressed about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of March 31, 2025, we had cash and cash equivalents of $3,650 (excluding restricted cash), $7,318 in marketable securities, and total current assets of $14,841. Our total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, and operating lease liabilities was $8,860 as of March 31, 2025, and $9,224 as of December 31, 2024. The working capital surplus was $5,981 as of March 31, 2025, compared to a working capital surplus of $6,113 as of December 31, 2024.

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

Our primary liquidity and capital requirements are for the maintenance of our current XpresSpa locations and brand, as well as the expansion outside the airports. During the three months ended March 31, 2025, we used net cash of $4,178 to fund our operating activities.

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

As of the date of this Quarterly Report on Form 10-Q, we do not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about our ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued.

Nasdaq Minimum Bid Price Requirement

On May 13, 2025, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days between March 31, 2025, to May 12, 2025, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to the Minimum Bid Price Rule. The letter also indicated that we will be provided with a the Compliance Period (until November 10, 2025), in which to regain compliance.

In order to regain compliance with Nasdaq’s Minimum Bid Price Rule, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, Nasdaq will provide notice that our common stock will be subject to delisting. There can be no assurance that we will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq staff would grant our request for continued listing subsequent to any delisting notification. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities. As of the date of this Quarterly Report on Form 10-Q, we have not regained compliance with the Minimum Bid Price Rule.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

There have been no material changes to our critical accounting estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2024 Annual Report except as covered below:

Derivative Financial Instruments

The Company measures the fair value of financial assets and liabilities in accordance with GAAP, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into certain financial instruments and contracts, such as debt financing arrangements and the issuance of preferred stock with detachable common stock warrants features that are either i) not afforded equity classification, ii) embody risks not clearly and closely related to host contracts, or iii) may be net-cash settled by the counterparty. These instruments are required to be recognized as derivative liabilities, at fair value.

The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility of the Company’s common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and our probability of default.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss. The warrants are classified as liabilities in accordance with ASC 815 as as they do not meet the requirements to be considered indexed to the Company’s own stock. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate. (see Note 10).

Known Trends, Events and Uncertainties

Ongoing conflicts in Russia and Ukraine, and Israel and Palestine, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. We may not be able to raise sufficient additional capital and may tailor our business and operations based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful. Our ability to operate depends upon a large number of airplane travelers with the propensity for health and wellness, and in particular spa treatments and products, spending significant time post-security clearance check points at airports. The number of airline travelers at any given time is volatile and subject to change based on various conditions, including but not limited to market and other conditions, prices of travel fare, and oil and gas prices. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariffs, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business.

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

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based upon that evaluation, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2025, due to the following material weaknesses:

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

5)The Company did not design, implement, and consistently operate effective controls over its’ foreign subsidiaries.

This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and the Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

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

Changes in Internal Control over Financial Reporting

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings.

From time to time, we may be involved in certain claims and litigation arising out of the ordinary course and conduct of business. Management assesses such claims and, if it considers that it is probable that an asset had been impaired or a liability had been incurred and the amount of loss can be reasonably estimated, provisions for loss are made based on management’s assessment of the most likely outcome.

The information set forth in Note 11 Commitments and Contingencies of the Notes to unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

There are no other material proceedings in which any of our directors, officers, affiliates, any registered or beneficial stockholder of more than 5% of our common stock, or any associate of any of the foregoing is an adverse party or has a material interest adverse to our interest.

Item 1A.      Risk Factors.

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Quarterly Report on Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

The continued listing standards of Nasdaq provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days or if stockholders’ equity is less than $2,500,000. On May 13, 2025, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days between March 31, 2025, to May 12, 2025, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq pursuant to the Minimum Bid Price Rule. The letter also indicated that we will be provided with the Compliance Period (until November 10, 2025), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s Minimum Bid Price Rule, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, Nasdaq will provide notice that our common stock will be subject to delisting. There can be no assurance that we will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq staff would grant our request for continued listing subsequent to any delisting notification. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities. As of the date of this Quarterly Report on Form 10-Q, we have not regained compliance with the Minimum Bid Price Rule.

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

Although we expect to take actions intended to restore our compliance with the listing requirements, we can provide no assurance that any action taken by us would be successful, that we would successfully maintain compliance with the minimum bid price requirement or any of Nasdaq’s other listing requirements or that any such action would stabilize the market price or improve the liquidity of our common stock. Should a delisting occur, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of our shares, and our ability to raise future capital through the sale of our common stock could be severely limited. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

These unaudited pro forma condensed consolidated financial statements have been prepared in accordance with Article 11 of Regulation S-X and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States.

The unaudited pro forma condensed consolidated financial information is subject to the assumptions and adjustments described in the accompanying notes. These assumptions and adjustments are based on information presently available. Actual adjustments may differ materially from the information presented. The unaudited pro forma consolidated financial statements are based on the historical financial statements of the Company for each period presented and in the opinion of the Company’s management, all adjustments and disclosures necessary for a fair presentation of the pro forma data have been made. These unaudited pro forma consolidated financial statements are presented for illustrative purposes only and are not necessarily indicative of the results of operations or financial condition that would have been achieved had events reflected been completed as of the dates indicated and may not be useful in predicting the impact of the disposal on the future financial condition and results of operations of the Company due to a variety of factors.

The following pro forma financial information gives effect to the Warrant Amendment as if it had occurred on March 31, 2025. See Notes 10 and 17 in the notes to the unaudited condensed consolidated financial statements for further information.

XWELL, INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2025

		Pro Forma
	Historical	Adjustments	Pro Forma
Current assets
Cash and cash equivalents	$3,650	$-	$3,650
Marketable Securities	7,318	-	7,318
Accounts receivable	1,498	-	1,498
Inventory	532	-	532
Other current assets	1,843	-	1,843
Total current assets	14,841	-	14,841

Restricted cash	751	-	751
Property and equipment, net	2,148	-	2,148
Intangible assets, net	947	-	947
Operating lease right of use assets, net	3,163	-	3,163
Goodwill	1,389	-	1,389
Other assets	1,588	-	1,588
Total assets	$24,827	-	$24,827

Current liabilities
Accounts payable	$2,208	-	$2,208
Accrued expenses and other current liabilities	3,342	-	3,342
Current portion of operating lease liabilities	2,225	-	2,225
Deferred revenue	1,085	-	1,085
Total current liabilities	8,860	-	8,860

Long-term liabilities
Derivative liability	1,457	-	1,457
Warrant liabilities	3,283	(3,283)	-
Operating lease liabilities	7,801	-	7,801
Total liabilities	21,401	(3,283)	18,118
Commitments and contingencies (see Note 11)

Temporary equity
Series G Convertible Preferred Stock, $0.01 par value per share and $1,000 stated value, 4,000 shares authorized; 4,000 shares issued and outstanding as of March 31, 2025; Liquidation preference of $4,388,444 as of March 31, 2025	567	-	567
Equity	-
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 5,261,024 shares issued and outstanding as of March 31, 2025	53	-	53
Additional paid-in capital	473,337	3,283	476,620
Accumulated deficit	(477,425)	-	(477,425)
Accumulated other comprehensive loss	(1,760)	-	(1,760)
Total deficit attributable to XWELL, Inc.	(5,795)	3,283	(2,512)
Noncontrolling interests	8,654	-	8,654
Total equity	2,859	3,283	6,142
Total liabilities, temporary equity and equity	$24,827	-	$24,827

Item 6.         Exhibits.

Exhibit No.	Description

3.1	Form of Certificate of Designations of Series G filed Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2025).

4.1	Form of Series A Warrant issued on January 14, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2025).

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8 - K filed with the SEC on January 15, 2025).

10.1

Form of Purchase Agreement, dated as of January 14, 2025, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2025).

10.2

Form of Registration Rights Agreement, dated as of January 14, 2025, by and among the Company and the signatories thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2025).

10.3†

Amendment to the XWELL, Inc. 2020 Equity Incentive Plan, effective as of February 13, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2025).

10.4*	Form of Omnibus Amendment, by and among XWELL, Inc. and the investor listed on the signature page thereto

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.

**	Furnished herein.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XWELL, Inc.

Date:	May 20, 2025	By:	/s/ Ezra T. Ernst
Ezra T. Ernst
Chief Executive Officer
(Principal Executive Officer)

Date:	May 20, 2025	By:	/s/ Ian Brown
Ian Brown
Chief Financial Officer
(Principal Financial and Accounting Officer)