Form 10-Q
period 2025-06-30
XWELL, Inc.
filed 2025-08-14
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, 5,756,703 shares of the registrant’s common stock were outstanding.

XWELL, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Current assets
Cash and cash equivalents	$5,263	$4,550
Marketable Securities	2,885	7,247
Accounts receivable	1,468	1,793
Inventory	560	501
Other current assets	1,657	1,246
Total current assets	11,833	15,337
Restricted cash	251	751
Property and equipment, net	2,937	1,809
Intangible assets, net	870	1,023
Operating lease right of use assets, net	2,997	3,409
Goodwill	1,389	1,389
Other assets	2,168	1,634
Total assets	$22,445	$25,352
Current liabilities
Accounts payable	$1,862	$1,612
Accrued expenses and other current liabilities	3,572	4,088
Accrued Series G Convertible Preferred payments payable	829	-
Current portion of operating lease liabilities	2,176	2,381
Deferred revenue	1,037	1,143
Total current liabilities	9,476	9,224

Long-term liabilities
Derivative liability	1,036	—
Operating lease liabilities	7,809	8,386
Total liabilities	18,321	17,610
Commitments and contingencies (see Note 12)
Temporary equity
Series G Convertible Preferred Stock, $0.01 par value per share and $1,000 stated value per share, 4,000 shares authorized; 3,333 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; Liquidation preference of $3,600,000 as of June 30, 2025	415	—
Equity
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 5,261,024 shares issued and outstanding as of June 30, 2025 and December 31, 2024	53	53
Additional paid-in capital	475,822	473,824
Accumulated deficit	(479,694)	(472,706)
Accumulated other comprehensive loss	(1,362)	(1,959)
Total deficit attributable to XWELL, Inc.	(5,181)	(788)
Noncontrolling interests	8,890	8,530
Total equity	3,709	7,742
Total liabilities, temporary equity and equity	$22,445	$25,352

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenue, net
Services	$6,905	$8,402	$13,325	$16,437
Products	784	880	1,387	1,571
Total revenue, net	7,689	9,282	14,712	18,008

Cost of sales
Labor	3,912	4,660	7,879	8,809
Occupancy	1,238	703	2,372	1,645
Products and other operating costs	764	840	1,367	1,810
Total cost of sales	5,914	6,203	11,618	12,264
Gross Profit	1,775	3,079	3,094	5,744
Depreciation and amortization	187	228	353	453
Impairment of long-lived assets	—	—	—	652
Loss on disposal of assets, net	—	19	—	19
General and administrative	4,280	4,725	8,591	8,891
Total operating expenses	4,467	4,972	8,944	10,015
Operating loss	(2,692)	(1,893)	(5,850)	(4,271)
Change in fair value of derivative liability	421	—	279	—
Change in fair value of warrant liability	625	—	3,215	—
Loss on issuance of Series G Preferred Stock	—	—	(3,443)	—
Interest income, net	147	97	204	207
Foreign exchange loss	(543)	25	(998)	(141)
Gain on investments, realized and unrealized	58	52	54	187
Other non-operating expense, net	(34)	(72)	(67)	(131)
Loss before income taxes	(2,018)	(1,791)	(6,606)	(4,149)
Income tax expense	(34)	—	(34)	—
Net loss	(2,052)	(1,791)	(6,640)	(4,149)
Net loss attributable to noncontrolling interests	(217)	(205)	(348)	(359)
Net loss attributable to XWELL, Inc.	$(2,269)	$(1,996)	$(6,988)	$(4,508)
Net loss	$(2,052)	$(1,791)	(6,640)	(4,149)
Other comprehensive income (loss) from operations	417	(54)	606	(184)
Comprehensive loss	$(1,635)	$(1,845)	$(6,034)	$(4,333)
Loss per share
Preferred stock dividends	(189)	—	(257)	—
Preferred stock accretion	(583)	—	(1,082)	—
Net loss attributable to XWELL, Inc. common stockholders	$(3,041)	$(1,996)	$(8,327)	$(4,508)
Basic and diluted loss per share	$(0.56)	$(0.48)	$(1.56)	$(1.08)
Weighted-average number of shares outstanding
Basic	5,417,271	4,182,617	5,340,442	4,182,959
Diluted	5,417,271	4,182,617	5,340,442	4,182,959

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

							Accumulated
	Series G Convertible				Additional		other	Total	Non-
	Preferred stock		Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	in capital	deficit	loss	equity	interests	equity
January 1, 2025	—	$—	5,261,024	$53	$473,824	$(472,706)	$(1,959)	$(788)	$8,530	$7,742
Stock-based compensation	—	—	—	—	80	—	—	80	3	83
Issuance of Series G Preferred Stock in private placement, net of transaction costs	4,000	—	—	—	—	—	—	—	—	—
Series G Preferred Stock accretion	—	499	—	—	(499)	—	—	(499)	—	(499)
Series G Preferred Stock dividends	—	68	—	—	(68)	—	—	(68)	—	(68)
Foreign currency translation	—	—	—	—	—	—	199	199	(10)	189
Net loss for the period	—	—	—	—	—	(4,719)	—	(4,719)	131	(4,588)
March 31, 2025	4,000	$567	5,261,024	$53	$473,337	$(477,425)	$(1,760)	$(5,795)	$8,654	$2,859
Stock-based compensation	—	—	—	—	599	—	—	599	—	599
Series G Preferred Stock accretion	—	583	—	—	(583)	—	—	(583)	—	(583)
Series G Preferred Stock dividends	—	81	—	—	(81)	—	—	(81)	—	(81)
Accrual of Series G Preferred Stock and dividend redemption	(667)	(816)	—	—	—	—	—	—	—	—
Deemed dividends on Preferred Stock	—	—			(108)			(108)		(108)
Reclass of warrant liability upon warrant modification	—	—	—	—	2,658	—	—	2,658	—	2,658
Foreign currency translation	—	—	—	—	—	—	390	390	19	409
Other comprehensive income, net	—	—	—	—	—	—	8	8	—	8
Net loss for the period	—	—	—	—	—	(2,269)	—	(2,269)	217	(2,052)
June 30, 2025	3,333	$415	5,261,024	$53	$475,822	$(479,694)	$(1,362)	$(5,181)	$8,890	$3,709

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

(In thousands, except share and per share data)

					Accumulated
			Additional		other	Total	Non-
	Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	in capital	deficit	loss	equity	interests	equity
January 1, 2024	4,179,631	$42	$470,737	$(455,853)	$(1,924)	$13,002	$7,969	$20,971
Issuance of restricted stock units	2,986	—	—	—	—	—	—	—
Stock-based compensation	—	—	259	—	—	259	23	282
Foreign currency translation	—	—	—	—	(175)	(175)	45	(130)
Net loss for the period	—	—	—	(2,512)	—	(2,512)	154	(2,358)
March 31, 2024	4,182,617	$42	$470,996	$(458,365)	$(2,099)	$10,574	$8,191	$18,765
Issuance of restricted stock units	818	—	—	—	—	—	—	—
Exercise of stock options	3,000	—	4	—	—	4		4
Stock-based compensation	—	—	281	—	—	281	23	304
Foreign currency translation	—	—	—	—	(65)	(65)	11	(54)
Net loss for the period	—	—	—	(1,996)	—	(1,996)	205	(1,791)
June 30, 2024	4,186,435	$42	$471,281	$(460,361)	$(2,164)	$8,798	$8,430	$17,228

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(6,640)	$(4,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	353	453
Impairment of long-lived assets	—	417
Impairment of operating lease right-of-use assets	—	254
Unrealized gain on marketable securities	(33)	(186)
Foreign currency remeasurement loss	998	141
Gain on lease termination	(401)	(655)
Amortization of operating lease right of use asset	490	604
Provision for credit losses	6	—
Stock-based compensation	682	586
Gain on equity investment	(20)	(1)
Change in fair value of derivative liability	(279)	—
Change in fair value of warrant liability	(3,215)	—
Loss on issuance of Series G Preferred Stock	3,443	—
Changes in assets and liabilities:
(Increase) decrease in inventory	(59)	30
Decrease (increase) in accounts receivable	278	(696)
(Decrease) increase in deferred revenue	(106)	64
(Increase) in other assets, current and non-current	(1,013)	(454)
(Decrease) in other liabilities, current and non-current	(1,287)	(2,082)
Increase in accounts payable	239	1,549
Net cash used in operating activities	(6,564)	(4,125)
Cash flows from investing activities
Acquisition of property and equipment	(1,313)	(644)
Investment in marketable securities	(84)	(154)
Sale of marketable securities	4,488	1,988
Acquisition of intangibles	—	(9)
Net cash provided by investing activities	3,091	1,181
Cash flows from financing activities
Stock option exercised	—	4
Payment of Series G Preferred Stock Dividends	(95)	—
Proceeds from registered offering, net of fees	3,745	—
Net cash provided by financing activities	3,650	4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	36	(78)
Increase (decrease) in cash, cash equivalents and restricted cash	213	(3,018)
Cash, cash equivalents, and restricted cash at beginning of the period	5,301	9,188
Cash, cash equivalents, and restricted cash at end of the period	$5,514	$6,170
Cash paid for
Income taxes	$34	$27
Non-cash investing and financing transactions
Capital expenditures included in Accounts payable, accrued expenses and other current liabilities	$16	$142
Accrual of Series convertible preferred stock dividends	162	—
Accretion of Series G convertible preferred stock to redemption value	1,082	—
Initial fair value of warrant liability	5,873	—
Initial fair value of derivative liability	1,315	—
Accrued Series G convertible preferred stock redemption payable	829	—
Reclass of warrant liability upon warrant modification	2,658	—
Lease liability remeasurement due to modification	79	—

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and negative cash flows from operations and has insufficient liquidity to fund future operations.

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

Note 2. Accounting and Reporting Policies

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as amended. The consolidated balance sheet as of December 31, 2024 was derived from the audited annual financial statements but does not include all information required by GAAP for annual financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity

(“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations and comprehensive loss (see Note 11).

Modification of warrants

The Company applies the guidance in ASC 815-40 to account for warrants that are liability classified that are subsequently modified resulting in a reclassification to equity. The warrants are remeasured at fair value on the modification date, the change in fair value is recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations, and the warrants are reclassified to additional paid-in capital.

Basic and Diluted Net Loss per Common Share

The Company computes basic and diluted net loss per share under the two-class method required for participating securities. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Basic and diluted net loss for common stock equivalents is computed by dividing the dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share includes potentially dilutive securities outstanding for the period. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the Company’s basic and diluted net loss per stock of Common Stock for the three and six months ended June 30, 2025 and 2024. See Note 3 Potentially Dilutive Securities.

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

Reclassification

Certain balances in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 have been reclassified to conform to the presentation in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025. In the prior year, the Company separately disclosed salaries and benefits and in the current year the Company has reclassified these costs on the unaudited condensed consolidated statement of operations within general and administrative expenses. These reclassifications had no effect on the Company’s previously reported results of operations, changes in temporary and stockholders’ equity, or cash flows.

Note 3. Potentially Dilutive Securities

The table below presents the computation of basic and diluted net loss per share of Common Stock:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Basic numerator:
Net loss attributable to XWELL, Inc.	$(2,269)	$(1,996)	$(6,988)	$(4,508)
Less: preferred stock dividends	(189)	—	(257)	—
Less: preferred stock accretion	(583)	—	(1,082)	—
Net loss attributable to common shareholders	$(3,041)	$(1,996)	$(8,327)	$(4,508)
Basic denominator:
Basic weighted average shares outstanding	5,417,271	4,182,617	5,340,442	4,182,959
Basic loss per share	$(0.56)	$(0.48)	$(1.56)	$(1.08)

Net loss per share data presented above excludes from the calculation of diluted net loss, the following potentially dilutive securities, having an anti-dilutive impact, in case of net loss
Both vested and unvested options to purchase an equal number of shares of Common Stock	944,554	415,388	944,554	415,388
Unvested RSUs to issue an equal number of shares of Common Stock	30,000	5,208	30,000	5,208
Series A and Series B warrants to purchase shares of Common Stock	5,347,594	—	5,347,594	—
Series G Convertible Preferred Stock on an as converted basis	2,406,417	—	2,406,417	—
Total number of potentially dilutive securities excluded from the calculation of loss per share attributable to common shareholders	8,728,565	420,596	8,728,565	420,596

In accordance with ASC 260, 495,679 RSUs that were fully vested on June 30, 2025 were included in basic and dilutive earnings per share as there were no remaining contingencies for these shares to be issued as of June 30, 2025.

Note 4. Cash, Cash Equivalents, and Restricted Cash

A reconciliation of the Company’s cash and cash equivalents in the Unaudited Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Unaudited Condensed Consolidated Statements of Cash Flows as of June 30, 2025, and December 31, 2024 is as follows:

	June 30, 2025	December 31, 2024
Cash denominated in United States dollars	$2,741	$2,145
Cash denominated in currency other than United States dollars	2,186	2,160
Restricted cash	251	751
Credit and debit card receivables	336	245
Total cash, cash equivalents and restricted cash	$5,514	$5,301

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

Note 5. Other current assets

As of June 30, 2025, and December 31, 2024, other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid expenses	$1,553	$1,190
Other	104	56
Total other current assets	$1,657	$1,246

Note 6. Intangible Assets

The following tables provides information regarding the Company’s intangible assets subject to amortization, which consist of the following:

	June 30, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade names	$200	$(40)	$160	$200	$(29)	$171
Customer relationships	1,012	(491)	521	1,012	(441)	571
Software	2,583	(2,394)	189	2,583	(2,302)	281
Total intangible assets	$3,795	$(2,925)	$870	$3,795	$(2,772)	$1,023

The Company’s intangible assets are amortized over their expected useful lives. The Company recorded amortization expense of $77 and $78 during the three months ended June 30, 2025 and 2024, respectively, and $153 and $159 during the six months ended June 30, 2025 and 2024, respectively.

Based on the intangible assets balance as of June 30, 2025, the estimated amortization expense for the remainder of the calendar year and each of the succeeding calendar years is as follows:

Calendar Years ending December 31,	Amount
Remaining 2025	$149
2026	223
2027	122
2028	122
2029	122
Thereafter	132
Total	$870

Note 7. Accrued expenses and other current liabilities

As of June 30, 2025, and December 31, 2024, accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Accrued compensation	$1,631	$2,384
Tax-related liabilities	547	571
Common area maintenance accruals	46	31
AP Accruals	462	340
Gift certificates	644	507
Other miscellaneous accruals	242	255
Total accrued expenses and other current liabilities	$3,572	$4,088

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

As of June 30, 2025, there was an increase to the lease term for the XpresSpa Las Vegas Airport lease, which has been accounted for as a lease modification. The operating lease right-of-use asset and liability were remeasured at the modification date, resulting in an increase to both balances of $0.08 million.

The following is a summary of the activity in the Company’s current and long-term operating lease liabilities for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,328)	$(1,687)
Leased assets obtained in exchange for new and modified operating lease liabilities	$79	$-

As of June 30, 2025, operating leases contain the following future minimum commitments:

Calendar Years ending December 31,	Amount
Remaining 2025	$1,568
2026	2,260
2027	2,137
2028	1,701
2029	1,403
Thereafter	2,858
Total future lease payments	11,927
Less: interest expense at incremental borrowing rate	(1,942)
Net present value of lease liabilities	$9,985

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	5.54	years
Weighted average discount rate used to determine present value of operating lease liability:	6.74%

Cash paid for minimum annual rental obligations during the three and six months ended June 30, 2025, was $624 and $1,240, respectively. Cash paid for minimum annual rental obligations during the three and six months ended June 30, 2024, was $319 and $769, respectively.

Variable lease payments calculated monthly as a percentage of product and services revenue, were $344 and $341 for the three months ended June 30, 2025, and 2024, respectively, and $664 and $700 for the six months ended June 30, 2025, and 2024, respectively.

Note 9. Other Assets

As of June 30, 2025 and December 31, 2024, assets consisted of the following:

	June 30, 2025	December 31, 2024
Equity investments	$106	$85
Lease deposits	2,050	1,535
Other	12	14
Other assets	$2,168	$1,634

Note 10. Stock-based Compensation

As of June 30, 2025, and 2024, there was $0 and $50, respectively of unrecognized stock-based compensation related to the XpresTest Plan.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past.

The following variables were used as inputs in the model:

	2025	2024
Share price of the Company’s Common Stock on the grant date:	$0.97 - 1.52	1.50
Exercise price:	$0.97 - 1.52	1.50
Expected volatility:	121.04	121.04%
Expected dividend yield:	0	0%
Annual average risk-free rate:	4.13 - 4.47	4.14%
Expected term:	6.32	6.32	years

Total stock-based compensation for the three and six months ended June 30, 2025, was $599 and $682, respectively. Total stock-based compensation for the three and six months ended June 30, 2024, was $304 and $586 respectively. All stock-based compensation for the three and six months ended June 30, 2025 and June 30, 2024 is presented on the unaudited condensed consolidated Statements of Operations and Comprehensive Loss within general and administrative expense.

The following tables summarize information about stock options and RSU activity for the six months ended June 30, 2025:

	RSUs		Stock options
		Weighted		Weighted	Weighted
		average		average	average
	No. of	grant date	No. of	exercise	remaining
	RSUs	fair value	options	price	term
Outstanding as of December 31, 2024	30,000	$1.80	539,799	$12.85	7.63 years
Granted	495,679	0.97	581,038	1.00
Exercised/Vested	(495,679)	0.97	—	—
Forfeited	—	—	(357)	29.18
Expired	—	—	(175,926)	18.95
Outstanding as of June 30, 2025	30,000	$1.80	944,554	$4.37	9.24 years
Exercisable as of June 30, 2025	—		249,324	$13.09	9.24 years

Unrecognized stock-based payment cost related to non-vested stock options as of June 30, 2025 was $567, vesting over the next 3.82 years.

Unrecognized stock-based payment cost related to non-vested RSUs as of June 30, 2025 was $30.

Note 11. Private Placement

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

January 2025 Private Placement of Preferred Shares and Warrants

In connection with the private placement consummated on January 14, 2025, the Company and the investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company is required to file a resale registration statement (the “Registration Statement”) with the SEC and to have such Registration Statement declared effective by the Effectiveness Deadline (as defined in the Registration Rights Agreement). The Company is obligated to pay certain liquidated damages to the investors if the Company fails to file the Registration Statement when required, fails to cause the Registration Statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of the Registration Statement pursuant to the terms of the Registration Rights Agreement. The Registration Statement was filed on February 7, 2025. Following a series of waivers and amendments to the Registration Rights Agreement to extend the effectiveness date of the Registration Statement by and between the Company and the investors, the Registration Statement was declared effective on June 30, 2025.

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

The holders of the Preferred Stock are entitled to dividends of 8% per annum, compounded each calendar quarter, which are payable in arrears monthly in cash or shares of Common Stock at the Company’s option, in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Preferred Stock accrue dividends at the rate of 15% per annum. Upon conversion or redemption, the holders of the Preferred Stock are also entitled to receive a dividend make-whole payment, assuming for calculation purposes that the stated value of such Preferred Stock remained outstanding through and including the one-year anniversary of the applicable date of conversion. The Company is required to maintain unrestricted cash and cash equivalents on hand in an amount equal to at least 200% of the sum of the stated value, accrued dividends, dividend make-

whole payments payable, and any other required amounts payable pursuant to the Certificate of Designations for all outstanding shares of Preferred Stock. The holders of the Preferred Stock are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Preferred Stock is entitled to be calculated assuming a conversion price of $1.36 per share, which was the Minimum Price (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Certificate of Designations.

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

The discount to the fair value is included as a reduction to the carrying value of the Series G Preferred Shares. During six months ended June 30, 2025, the Company recorded a total discount of $4,000 upon issuance of the Series G Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of $1,315 and the remaining $2,685 of gross proceeds after allocation to the derivative liability which represents the portion of the Warrant liability allocated to the discount. It was deemed probable that the Series G Preferred Shares will become redeemable, the Company recognized accretion of $583 and $1,082 related to the Series G Preferred Shares for the three and six months ended June 30, 2025, respectively, pursuant to ASC 480-10-S99-3A utilizing the effective interest method, which is included as a deduction from net loss attributable to common stockholders in the condensed consolidated statement of operations. As the fair value of the liabilities required to be subsequently measured at fair value exceeded the net proceeds received, the Company recognized the excess of the fair value over the net proceeds received as a component of the loss upon issuance of preferred stock of $3,188 which is included in other income (expense) in the unaudited condensed consolidated statement of operations.

During the three and six months ended June 30, 2025, the Company recorded a gain of $421 and $279, respectively, related to the change in fair value of the derivative liability which is recorded in other income (expense) on the unaudited condensed consolidated statements of operations. The Company estimated the $1,036 fair value of the bifurcated embedded derivative at June 30, 2025 using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s common stock of $0.92 on the valuation date, estimated equity volatility of 86%, the time to maturity of 1.54 years, a discounted market interest rate of 5.3%, a risk-free rate of 3.76%, dividend rate of 8.0%, a penalty dividend rate of 15.0%, and probability of default of 9.9%.

As of June 30, 2025, the Company has notified the investors of its intention to redeem the upcoming installment due in cash and recorded a liability of $829 representing the cash payable to investors which includes $667 of the stated value of the Series G Preferred Shares, $55 of accrued dividends payable of dividends, and $107 of cash premiums which was recognized as a deemed dividend.

During the three months ended June 30, 2025, the Company recognized a total of $189 of preferred dividends consisting of $81 of preferred dividends at the stated dividend rate, and $108 of cash premiums recognized as deemed dividends. During the six months ended June 30, 2025, the Company recognized a total of $257 of preferred dividends consisting of $149 of preferred dividends at the stated dividend rate, and $108 of cash premium recognized as a deemed dividend.

Warrants

Pursuant to the Private Placement, the Company issued (i) the Series A Warrants to acquire up to an aggregate of 2,673,797 shares of Common Stock at an exercise price of $1.496 per share, and (ii) the Series B Warrants to acquire up to an aggregate of 2,673,797 shares of Common Stock at an exercise price of $1.7952 per share.

On January 14, 2025 The Company assessed the Warrants under ASC 815 and determined that the Warrants will be classified as liabilities as they do not meet the requirements to be considered indexed to the Company’s own stock, due to the presence of certain Stockholder Approval-related provisions in the Warrants which potentially adjust the settlement value in conjunction with the Stockholder Approval event. Additionally, the Warrants include a provision related to certain tender or exchange offers which further preclude the Warrants from being accounted for as equity. As such, the Company recorded the Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the value of the Warrants issued on issuance. The fair value of the Warrants of approximately $5.9 million was estimated at January 14, 2025 utilizing the Black Scholes Model using the following weighted average assumptions: the fair value of the Company’s common stock per share of $1.37; remaining term of 5 years; equity volatility of 114.0%; and a risk-free interest rate of 4.49%.

On May 16, 2025, the Company entered into an omnibus amendment (the “Warrant Amendment”) with each of the holders of the Series A Warrants and Series B Warrants. The Warrant Amendment makes certain adjustments to the definition of a “Fundamental Transaction” in each of the Warrants, as described in the Warrant Amendment, including changing the scope of the definition applicable to tender or exchange offers that the Company makes, allows one or more Subject Entities (as defined in the Warrant Agreement) to make, or allows the Company to be subject to, to require such a tender or exchange offer to represent more than 50% of the outstanding voting power of the Company. Further, the Warrant Amendment modifies certain terms of the Warrants relating to the rights of the holders in the event of a Fundamental Transaction (as defined in each of the Series A Warrants and Series B Warrants, and as each amended by the Warrant Amendment) that is not within the Company’s control, including that upon a Fundamental Transaction not being approved by the Company’s Board of Directors, the holders of the Warrants shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value (as defined in each of the Series A Warrants and Series B Warrants and as each amended by the Warrant Amendment, as described below) of the unexercised portion of such Warrants, that is being offered and paid to the holders of the Company’s Common Stock. In addition, the Amendment revises the definition of Black Scholes Value related to the volatility input which is now an expected volatility equal to the 30 day volatility obtained from the “HVT” function on Bloomberg (determined utilizing a 365 day annualization factor) as of the trading day immediately following the earliest to occur of (1) the public disclosure of the applicable Fundamental Transaction and (2) the date of a holder’s request. The Warrant Amendment resulted in the reclassification of the Warrants as equity, rather than liability, as upon reassessment, the Company concluded that the Warrants now met the requirements to be considered indexed to the Company’s own stock and eligible for equity classification under ASC 815-40. The Company utilized the Black Scholes Model to calculate the value of the Warrants on the modification date. The fair value of the Warrants of approximately $2.7 million was estimated at May 16, 2025 utilizing the Black Scholes Model using the following weighted average assumptions: the fair value of the Company’s common stock per share of $0.91; remaining term of 4.67 years; equity volatility of 82.0%; and a risk-free interest rate of 3.97%. This information is presented in further detail in Note 16. On May 16, 2025, the $2.7 million fair value of the warrants was reclassified to additional paid-in-capital (APIC) on the unaudited condensed consolidated statements of changes in temporary equity and stockholders’ equity and will not require remeasurement moving forward.

During the three and six months ended June 30, 2025, the Company recorded a gain of approximately $625 and $3,215, respectively, related to the change in fair value of the warrant liability which is recorded in other income (expense) on the unaudited condensed consolidated statements of operations.

The following table represents the activity related to the Company’s warrants during the six months ended June 30, 2025:

		Weighted average	Remaining
	No. of Warrants	exercise price*	contractual term (years)
December 31, 2024	—	$—	$—
Granted	5,347,594	$1.65	$—
June 30, 2025	5,347,594	$1.65	$4.55

All outstanding warrants were exercisable as of June 30, 2025 with an intrinsic value of $0.

Note 12. Commitments and Contingencies

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

XpresSpa Holdings, LLC (“XpresSpa”) v. Cordial Endeavor Concessions of Atlanta, LLC (“Cordial”), et al., Arbitration Case No. 2126399.

The Company’s subsidiary, XpressSpa Holdings, LLC, is party to an arbitration proceeding (the “Arbitration”) which was requested by the City of Atlanta relating to agreements by and between Cordial and XpresSpa for the operation of the XpresSpa locations in Hartsfield - Jackson Atlanta International Airport (“ATL”) in ATL Terminal A and ATL Terminal C. The City of Atlanta filed an application to compel arbitration in the Superior Court of Fulton County, and on November 5, 2024, the court granted that application and ordered the parties to arbitrate their disagreements.

This dispute arises out of the alleged breaches of contract between the parties as well as other alleged improper conduct relating to the agreements. The Arbitration has recently commenced, and a scheduling order was issued by the Arbitrator on May 12, 2025. An arbitration hearing is scheduled to take place in March 2026.

No substantive proceedings have taken place and there have been no substantive rulings.

Other Arrangements

On May 16, 2025, the Company entered into a sales and marketing agreement with a vendor that obligates the Company to make payments totaling $662 thousand over the next three years.

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

Note 13. Segment Information

In the first quarter of 2025, the decision was made to convert the final remaining Treat location at JFK International Airport in New York City to an XWELL location. Treat has been aggregated with XpresSpa in the segment tables below and the presentation has been revised for 2024.

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

The table below presents information about reported segments for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue	$4,886	$2,156	$647	$—	$7,689
Operating (loss)/income	$579	$689	$(240)	$(3,720)	$(2,692)

	Three months ended June 30, 2024
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue	$4,923	$3,842	$517	$—	$9,282
Operating (loss)/income	$(1,444)	$1,642	$(30)	$(2,061)	$(1,893)

	Six months ended June 30, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue	$9,180	$4,333	$1,199	$—	$14,712
Operating (loss)/income	$1,378	$1,308	$(663)	$(7,873)	$(5,850)

	Six months ended June 30, 2024
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue	$9,358	$7,485	$1,165	$—	$18,008
Operating (loss)/income	$(4,222)	$3,312	$(111)	$(3,250)	$(4,271)

A reconciliation of total segment revenues to total unaudited condensed consolidated revenue and of total segment operating (loss) income to total consolidated (loss) income, for the three and six months ended June 30, 2025 and 2024, is as follows:

	Three months ended June 30, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue from external customers	$4,886	$2,156	$647	$—	$7,689
Less: Significant Expenses (1):
Cost of Goods Sold - Labor	2,388	1,180	344	—	3,912
Cost of Goods Sold - Products & Services	353	-	10	-	363
Occupancy Cost	1,057	21	160	—	1,238
Other Cost of Revenue	224	41	136	—	401
Depreciation and amortization	110	2	59	16	187
Less: Other Segment Expenses (2):
Other segment operating expenses	175	223	178	3,704	4,280
Segment operating (loss) income	$579	$689	$(240)	$(3,720)	$(2,692)

	Three months ended June 30, 2024
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue from external customers	$4,923	$3,842	$517	$—	$9,282
Less: Significant Expenses (1):
Cost of Goods Sold - Labor	2,659	1,721	280	—	4,660
Cost of Goods Sold - Products & Services	386	20	8	—	414
Occupancy Cost	655	10	38	—	703
Other Cost of Revenue	222	126	78	—	426
Depreciation and amortization	154	30	31	13	228
Loss on disposal of assets, net	19	—	—	-	19
Less: Other Segment Expenses (2):
Other segment operating expenses	2,272	293	112	2,048	4,725
Segment operating (loss) income	$(1,444)	$1,642	$(30)	$(2,061)	$(1,893)

	Six months ended June 30, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue from external customers	$9,180	$4,333	$1,199	$—	$14,712
Less: Significant Expenses (1):
Cost of Goods Sold - Labor	4,743	2,470	666	—	7,879
Cost of Goods Sold - Products & Services	600	—	20	—	620
Occupancy Cost	2,033	27	312	—	2,372
Other Cost of Revenue	440	104	203	—	747
Depreciation and amortization	205	4	114	30	353
Less: Other Segment Expenses (2):
Other segment operating expenses	(219)	420	547	7,843	8,591
Segment operating (loss) income	$1,378	$1,308	$(663)	$(7,873)	$(5,850)

	Six months ended June 30, 2024
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue from external customers	$9,358	$7,485	$1,165	$—	$18,008
Less: Significant Expenses (1):
Cost of Goods Sold - Labor	4,940	3,189	680	—	8,809
Cost of Goods Sold - Products & Services	702	39	26	—	767
Occupancy Cost	1,540	19	86	—	1,645
Other Cost of Revenue	503	361	179	—	1,043
Depreciation and amortization	305	56	62	30	453
Impairment of long-lived assets	652	—	—	—	652
Loss on disposal of assets, net	19	—	—	—	19
Less: Other Segment Expenses (2):
Other segment operating expenses	4,919	509	243	3,220	8,891
Segment operating (loss) income	$(4,222)	$3,312	$(111)	$(3,250)	$(4,271)
(1)	The significant expense amounts align with the expenses that the CODM is regularly provided with to assess performance and allocate resources.
(2)	For all segments, SGA consists of the following:

Salaries & Benefits, Rent & Utilities, Office Supplies & Shipping, Travel & Entertainment, IT & Telecom, Repairs & Maintenance, Accounting, Legal, Franchise/Property Tax, Management/DBE Fees, Advertising & Marketing, Insurance

Other Significant Items

	Three months ended June 30, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Stock based compensation	$39	$-	$—	$560	$599

	Three months ended June 30, 2024
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Stock based compensation	$281	$23	$—	$—	$304
Impairment	$—	$—	$—	$—	$-

	Six months ended June 30, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Stock based compensation	$75	$3	$—	$604	$682

	Six months ended June 30, 2024
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Stock based compensation	$540	$46	$—	$—	$586
Impairment	$652	$—	$—	$—	$652

	June 30, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Capital expenditures	$612	$—	$614	$102	$1,328
Assets	$9,519	$1,615	$6,321	$4,990	$22,445

	December 31, 2024
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Capital expenditures	$755	$49	$959	$18	$1,781
Assets	$8,545	$2,133	$6,216	$8,458	$25,352

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

	Six months ended
	June 30,
	2025	2024
Revenue
United States	$11,902	$15,113
All other countries	2,810	2,895
Total revenue	$14,712	$18,008

	Three months ended
	June 30,
	2025	2024
Revenue
United States	$6,197	$7,765
All other countries	1,492	1,517
Total revenue	$7,689	$9,282

Long-lived assets	June 30, 2025	December 31, 2024
United States	$5,139	$3,289
All other countries	795	1,929
Total long-lived assets	$5,934	$5,218

Note 14. Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue from contracts with customers by the nature of products and services provided (in thousands):

	Six months ended
	June 30,
	2025	2024
Revenue, point in time	$10,379	$10,523
Revenue, over time	4,333	7,485
Total Revenue	$14,712	$18,008

	Three months ended
	June 30,
	2025	2024
Revenue, point in time	$5,533	$5,440
Revenue, over time	2,156	3,842
Total Revenue	$7,689	$9,282

As of June 30, 2025, the unrecognized committed amount of the Ginkgo/BioWorks contract is $5,210.

Contract Costs

The Company has no contract costs related to the periods presented.

Contract Liabilities

Contract liabilities are classified as deferred revenue in the unaudited condensed consolidated balance sheets. The activity in deferred revenue for the six months ended June 30, 2025, and for the year ended December 31, 2024, was as follows:

	June 30, 2025	December 31, 2024
Beginning of the period contract liability	$1,143	$861
Revenue recognized from the contract liabilities included in the beginning balance	(488)	(461)
Increases due cash received net of amounts recognized revenue during the period	382	743
End of period contract liability	$1,037	$1,143

Of the $1,143 outstanding as of December 31, 2024, $272 and $488 have been recognized as revenue for the three and six months ended June 30, 2025, respectively.

The Company has elected not to include in unfulfilled performance obligations for contracts in which the amount of revenue it recognizes is equal to the amount which the Company has a right to invoice. No revenue was recognized in the reporting period from performance obligations satisfied in previous periods. The Company applies the right-to-invoice practical expedient for its Priority Pass and HyperPointe revenue streams and recognizes revenue in the amount it is entitled to invoice when that amount corresponds directly with the value of the performance to date. For the Company’s XpresTest business unit, there are no portions of unfulfilled performance obligations, because the Company’s efforts towards satisfying each of the performance obligations are expended evenly throughout the period of performance. For the Company’s HyperPointe business unit, Advanced services are distinct performance obligations that are satisfied over time with revenue recognized as services are delivered. Revenues billed in advance are treated as deferred revenue, which was $92 and $181 as of June 30, 2025, and December 31, 2024, respectively. Naples Wax Center offers prepaid wax packages that are either unlimited for one year or a set number of services. When the packages are purchased, the sales are recorded as deferred revenue, which was $831 and $956 as of June 30, 2025 and December 31, 2024, respectively. As services related to prepaid packages are used, revenue is recognized as income.

Note 15. Property and Equipment, net

Property and equipment are comprised of the following (in thousands):

	June 30,	December 31,
	2025	2024	Useful Life
Leasehold improvements	$5,633	$4,566	Average 5-8 years
Furniture and fixtures	430	359	3-4 years
Other operating equipment	912	722	Maximum 5 years
	6,975	5,647
Accumulated depreciation	(4,038)	(3,838)
Total property and equipment, net	$2,937	$1,809

Depreciation expense was $110 and $200 for the three and six months ended June 30, 2025, respectively. Depreciation expense was $150 and $294 for the three and six months ended June 30, 2024, respectively.

Note 16. Fair Value Measurements

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

The following table presents the placement in the fair value hierarchy of the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2025 and December 31, 2024. Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible property and equipment, right-of-use assets, and other intangible assets, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets. Recoverability is based on estimated undiscounted cash flows or other relevant observable/unobservable measures. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is included in Impairment of long-lived assets and Impairment of operating lease right-of-use assets on the condensed consolidated statements of operations and comprehensive loss.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the six months ended June 30, 2025. The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximated their fair values as of June 30, 2025 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility of our common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and our probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate.

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of June 30, 2025:
Recurring fair value measurements
Equity and debt securities:
Route1, Inc.	$20	$—	$20	$—
Marketable securities	2,885	2,885	—	—
Total equity and debt securities	2,905	2,885	20	—
Derivatives:
Derivative liability	1,036	—	—	1,036
Total derivatives	1,036	—	—	1,036
Total recurring fair value measurements	$3,941	$2,885	$20	$1,036

As of December 31, 2024
Recurring fair value measurements
Equity and debt securities:
Route1	$85	$—	$85	$—
Marketable securities	7,247	7,247	—	—
Total equity and debt securities	7,332	7,247	85	—
Derivatives:
Derivative liability	—	—	—	—
Total derivatives	—	—	—	—
Total recurring fair value measurements	$7,332	$7,247	$85	$—
Nonrecurring fair value measurements
Property, plant and equipment	$1,809	$—	$—	$1,809
Operating lease right-of-use asset	3,409	—	—	3,409
Total nonrecurring fair value measurements	$5,218	$—	$—	$5,218

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

Balance on January 1, 2025	—
Issuance of warrants reported as fair value	5,873
Change in fair value of warrant liability	(3,215)
Reclassification to APIC due to warrant modification (Note 11)	(2,658)
Balance on June 30, 2025	$—

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

Balance on January 1, 2025	—
Issuance of convertible preferred stock with bifurcated embedded derivative	1,315
Change in fair value of bifurcated embedded derivative	(279)
Balance on June 30, 2025	$1,036

Note 17. Related Party

On January 30, 2025, the Company entered into a consulting agreement (“Consulting Agreement”) with XWEL INV I, LLC (“XWEL INV I”) and Jason Aintabi (the “Consultant”) for the Consultant to provide advisory services to the Company. Mr. Aintabi serves as the Manager of XWEL INV I. The Consulting Agreement is deemed to be related party transaction as Mr. Aintabi is a greater than 5% beneficial owner of the Company’s securities. The Consulting Agreement was further extended on May 12, 2025 for a total period of twelve (12) months from the effective date of the agreement in exchange for a total amount for both the original and amended agreements of $530. For the three and six months ended June 30, 2025, $206 and $346, respectively, of this contract was recognized in general and administrative expenses on the unaudited condensed consolidated statement of operations and comprehensive loss and $184 was recognized as a prepaid expense in other current assets on the unaudited condensed consolidated balance sheets as of June 30, 2025.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will be,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2025, as subsequently amended on April 28, 2025 (the “Annual Report”) and this Quarterly Report on Form 10-Q and any future reports we file with the SEC. The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

As of June 30, 2025, there were 17 domestic XpresSpa locations in total comprised of 16 Company-owned locations and one franchise. The Company also had 11 international locations operating as of June 30, 2025, including two XpresSpa locations in the Dubai International Airport in the United Arab Emirates, one XpresSpa location in the Zayad International Airport in Abu Dhabi, United Arab Emirates, four XpresSpa locations in the Schiphol Amsterdam Airport in the Netherlands and four XpresSpa locations in the Istanbul Airport in Turkey.

Treat, which is operating through XWELL’s subsidiary Treat, Inc. (“Treat”) is a wellness brand that provides access to wellness services for travelers at on-site centers. In April 2024, the decision was made to close the location in the Salt Lake City International Airport. In the first quarter of 2025, the decision was made to convert the final remaining Treat location at JFK International Airport in New York City to an XWELL location. As of Q2 2025, all Treat locations have been converted to XWELL.

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

Recent Developments

Nasdaq Minimum Bid Price Requirement

On May 13, 2025, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days between March 31, 2025, to May 12, 2025, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market (“Nasdaq”) pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”).

On August 7, 2025, we received a letter (the “Letter”) from the Listing Qualifications Department of Nasdaq stating that for the last 16 consecutive business days, from July 16, 2025, to August 6, 2025, the closing bid price of our common stock had been at or greater than $1.00 per share. Accordingly, we have regained compliance with the Minimum Bid Price Rule and per the Letter, the matter is now closed.

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

In connection with the private placement consummated on January 14, 2025, we and the investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company is required to file a resale registration statement (the “Registration Statement”) with the SEC and to have such Registration Statement declared effective by the Effectiveness Deadline (as defined in the Registration Rights Agreement). The Registration Statement was filed on February 7, 2025. Following a series of waivers and amendments to the Registration Rights Agreement to extend the effectiveness date of the Registration Statement by and between the Company and the investors, the Registration Statement was declared effective on June 30, 2025.

Results of Operations

Revenue

We recognize revenue from the sale of XpresSpa, Treat and Naples Wax services when they are rendered at our stores and from the sale of products at the time goods are purchased at our stores or online (usually by credit card), net of discounts and applicable sales taxes.

During the third quarter of 2022, XpresTest, in partnership with Ginkgo BioWorks in continuation of their support to the CDC’s traveler-based SARS-CoV-2 genomic surveillance program was awarded a new contract. We recognize revenue over time for both sample collection performance obligations, using the input method based on time elapsed to measure progress towards satisfying each of the performance obligations. The Company recognizes revenue ratably (straight line basis) over the term of the contract.

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

Three months ended June 30, 2025, compared to the three months ended June 30, 2024

Revenue

	Three months ended June 30,
	2025	2024	Inc/(Dec)
Total revenue, net	$7,689	$9,282	$(1,593)

The decrease in revenue of $1,593 or 17%, was primarily due to the three months ended June 30, 2024 having additional CDC revenue for XpresTest and additional XpresSpa revenue driven by Priority Pass revenue, which was a new revenue stream, for the three months ended June 30, 2024 as compared to three months ended June 30, 2025. For XpresSpa, specifically, the additional revenue generated in 2024 was from providing more services to airports above the base contract amounts, which resulted in increased surge billing prices.

Cost of sales

	Three months ended June 30,
	2025	2024	Inc/(Dec)
Total cost of sales	$5,914	$6,203	$(289)

The decrease in cost of sales of $289 or 5%, for the three months ended June 30, 2025, was primarily driven by decrease in product costs, as the agreement for clockwork manicure machines was no longer active, and decrease in labor due to store closures in XpresSpa and less surge billing for CDC testing, for the three months ended June 30, 2025 as compared to three months ended June 30, 2024. The increase in total cost of sales as a percentage of revenue for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was driven by higher cost of supplies purchased for current and anticipated store openings in 2025.

Depreciation and amortization

	Three months ended June 30,
	2025	2024	Inc/(Dec)
Depreciation and amortization	$187	$228	$(41)

The decrease in depreciation and amortization of approximately $41 or 18% for the three months ended June 30, 2025 was primarily due to fewer long-lived assets available for depreciation and amortization in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 due the impairment of long-lived assets which occurred at the end of fiscal year 2024.

General and administrative expenses

	Three months ended June 30,
	2025	2024	Inc/(Dec)
General and administrative	$4,280	$4,725	$(445)

The decrease of approximately 9% was primarily due to the decrease in accounting, legal and public company costs for the three months ended June 30, 2025 as compared to three months ended June 30, 2024.

Other non-operating expense, net

	Three months ended June 30,
	2025	2024	Inc/(Dec)
Foreign currency gain (loss)	$(543)	$25	$(568)
Other non-operating expense, net	(34)	(72)	38

The increase in foreign exchange loss of $568 was primarily due to the fluctuation of the foreign exchange rate in Turkey, creating a remeasurement loss on our lease liability. The increase in other non-operating expense of $38, net was primarily driven by a decrease in finance expenses related to bank fees and charges.

The following is a summary of the transactions included in other non-operating expense, net for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024
Bank fees and financing charges	$(32)	$(41)
Other	(2)	(31)
Total	$(34)	$(72)

Change in fair value of warrants and derivatives

	Three months ended June 30,
	2025	2024
Change in fair value of derivative liability	$421	$—
Change in fair value of warrant liability	625	—

The change in fair value of warrants and derivatives is due to a decrease in the Company’s stock price after entering into the Purchase Agreement.

Interest income, net

	Three months ended June 30,
	2025	2024	Inc/(Dec)
Interest income, net	$147	$97	$50

The increase of $50 was primarily due to having less cash in interest bearing accounts and interest paid towards employee retention credits.

Six months ended June 30, 2025, compared to the six months ended June 30, 2024

Revenue

	Six months ended June 30,
	2025	2024	Inc/(Dec)
Total revenue, net	$14,712	$18,008	$(3,296)

The decrease in revenue of $3,296 or 18%, for the six months ended June 30, 2025, was primarily due to the six months ended June 30, 2024 having additional CDC revenue for XpresTest and additional XpresSpa revenue driven by Priority Pass revenue, which was a new revenue stream, for the six months ended June 30, 2024 as compared to six months ended June 30, 2025. For XpresSpa, specifically, the additional revenue generated in 2024 was from providing more services to airports above the base contract amounts, which resulted in increased surge billing prices.

Cost of sales

	Six months ended June 30,
	2025	2024	Inc/(Dec)
Total cost of sales	$11,618	$12,264	$(646)

The decrease in cost of sales of $646 or 5%, for the six months ended June 30, 2025, was primarily driven by decrease in product costs, as the agreement for clockwork manicure machines was no longer active, and decrease in labor due to store closures in XpresSpa and less surge billing for CDC testing, for the six months ended June 30, 2025 as compared to six months ended June 30, 2024. The increase in total cost of sales as a percentage of revenue for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was driven by higher cost of supplies purchased for current and anticipated store openings in 2025.

Depreciation and amortization

	Six months ended June 30,
	2025	2024	Inc/(Dec)
Depreciation and amortization	$353	$453	$(100)

The decrease in depreciation and amortization of approximately $100 or 22% for the six months ended June 30, 2025, was primarily due to fewer long-lived assets available for depreciation and amortization in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 due the impairment of long-lived assets which occurred at the end of fiscal year 2024.

Impairment of long-lived assets

	Six months ended June 30,
	2025	2024	Inc/(Dec)
Impairment of long-lived assets	$—	$652	$(652)

The decrease of approximately $652 for the six months ended June 30, 2025, was primarily due to the impairment of long-lived assets that occurred in the six months ended June 30, 2024. There was no similar impairment taken as of June 30, 2025.

General and administrative expenses

	Six months ended June 30,
	2025	2024	Inc/(Dec)
General and administrative	$8,591	$8,891	$(300)

The decrease of approximately $300 or 3% for the six months ended June 30, 2025, was primarily due to the decrease in accounting, legal and public company costs for the six months ended June 30, 2025 as compared to six months ended June 30, 2024.

Other non-operating expense, net

	Six months ended June 30,
	2025	2024	Inc/(Dec)
Foreign currency loss	$(998)	$(141)	$(857)
Other non-operating expense, net	(67)	(131)	64

The increase in foreign exchange loss of $857 was primarily due to the fluctuation of the foreign exchange rate in Turkey, creating a remeasurement loss on our lease liability. The increase in other non-operating expense of $64, net was primarily driven by a decrease in finance expenses related to bank fees and charges.

The following is a summary of the transactions included in other non-operating expense, net for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
Bank fees and financing charges	$(62)	$(90)
Other	(5)	(41)
Total	$(67)	$(131)

Change in fair value of warrants, derivatives, and loss on issuance of preferred stock

	Six months ended June 30,
	2025	2024
Change in fair value of derivative liability	$279	$—
Change in fair value of warrant liability	3,215	—
Loss on issuance of Series G Preferred Stock	(3,443)	—

The change in fair value of warrants and derivatives is due to an decrease in the Company’s stock price after entering into the January 2025 Purchase Agreement. The loss on issuance is due to the initial fair value of the Series G Preferred Shares exceeding the fair value of the proceeds received.

Interest income, net

	Six months ended June 30,
	2025	2024	Inc/(Dec)
Interest income, net	$204	$207	$(3)

The decrease of $3 for the six months ended June 30, 2025, was primarily due to having less cash in interest bearing accounts and interest paid towards employee retention credits.

Going Concern and Liquidity

Substantial doubt has been expressed about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of June 30, 2025, we had cash and cash equivalents of $5,263 (excluding restricted cash), $2,885 in marketable securities, and total current assets of $11,833. Our total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, accrued preferred payments payable, and operating lease liabilities was $9,476 as of June 30, 2025, and $9,224 as of December 31, 2024. The working capital surplus was $2,357 as of June 30, 2025, compared to a working capital surplus of $6,113 as of December 31, 2024.

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

Our primary liquidity and capital requirements are for the maintenance of our current XpresSpa locations and brand, as well as the expansion outside the airports. During the six months ended June 30, 2025, we used net cash of $6,564 to fund our operating activities.

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

Nasdaq Minimum Bid Price Rule

On May 13, 2025, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days between March 31, 2025, to May 12, 2025, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to the Minimum Bid Price Rule.

On August 7, 2025, we received the Letter from the Listing Qualifications Department of Nasdaq stating that for the last 16 consecutive business days, from July 16, 2025, to August 6, 2025, the closing bid price of our common stock had been at or greater than $1.00 per share. Accordingly, we have regained compliance with the Minimum Bid Price Rule and per the Letter, the matter is now closed.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss. The warrants are classified as liabilities in accordance with ASC 815 as they do not meet the requirements to be considered indexed to the Company’s own stock. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate. (see Note 11).

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

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based upon that evaluation, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2025, due to the following material weaknesses:

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

This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and the Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information set forth in Note 12 Commitments and Contingencies of the Notes to unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

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

The continued listing standards of Nasdaq provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days or if stockholders’ equity is less than $2,500,000. As of the date of this Quarterly Report on Form 10-Q, we are now in compliance with the Minimum Bid Price Rule. However, we have in the recent past been non-compliant with the Rule. For example, on May 13, 2025, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days between March 31, 2025, to May 12, 2025, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq pursuant to the Minimum Bid Price Rule. On August 7, 2025, we received a letter (the “Letter”) from the Listing Qualifications Department of Nasdaq stating that for the last 16 consecutive business days, from July 16, 2025, to August 6, 2025, the closing bid price of our common stock had been at or greater than $1.00 per share. Accordingly, we have regained compliance with the Minimum Bid Price Rule and per the Letter, the matter is now closed.

If in the future we seek to implement a reverse stock split to remain listed on Nasdaq, the announcement and/or implementation of a reverse stock split could significantly negatively affect the price of our common stock. We may be unable to regain compliance in the future if our stock price again falls below the minimum bid price. Additionally, if we fail to comply with the continued listing standards of Nasdaq, our common stock would also be subject to delisting. If that were to occur, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would significantly and negatively affect the ability of investors to trade our securities and would significantly and negatively affect the value and liquidity of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. The delisting of our common stock also would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock would cease to be recognized as covered securities, and we would be subject to regulation in each state in which we offer our securities.

We can provide no assurance that we will be able to maintain our compliance with the continued listing requirements of the Nasdaq Capital Market, or that any such action taken by us to maintain our compliance would stabilize the market price or improve the liquidity of our common stock. Should a delisting occur, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of our shares, and our ability to raise future capital through the sale of our common stock could be severely limited. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits.

Exhibit No.	Description

3.1	First Amendment to Third Amended and Restated Bylaws of XWELL, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2025).

10.1†

Amendment to the XWELL, Inc. 2020 Equity Incentive Plan, effective as of February 13, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2025).

10.2

Form of Omnibus Amendment, dated as of May 20, 2025, by and between XWELL, Inc. and the investor listed on the signature page thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2026).

16.1

Letter from Marcum LLP to the Securities and Exchange Commission dated April 21, 2025 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2025).

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

XWELL, Inc.

Date:	August 14, 2025	By:	/s/ Ezra T. Ernst
Ezra T. Ernst
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2025	By:	/s/ Ian Brown
Ian Brown
Chief Financial Officer
(Principal Financial and Accounting Officer)