Form 10-Q
period 2025-09-30
XWELL, Inc.
filed 2025-11-14
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 11, 2025, 5,766,703 shares of the registrant’s common stock were outstanding.

XWELL, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Current assets
Cash and cash equivalents	$3,987	$4,550
Marketable Securities	237	7,247
Accounts receivable	1,483	1,793
Inventory	516	501
Other current assets	4,591	1,246
Total current assets	10,814	15,337
Restricted cash	251	751
Property and equipment, net	3,884	1,809
Intangible assets, net	794	1,023
Operating lease right of use assets, net	2,615	3,409
Goodwill	1,389	1,389
Other assets	1,995	1,634
Total assets	$21,742	$25,352
Current liabilities
Accounts payable	$3,142	$1,612
Accrued expenses and other current liabilities	2,914	4,088
Accrued Series G Convertible Preferred payable	800	-
Current portion of operating lease liabilities	2,073	2,381
Deferred revenue	1,127	1,143
Total current liabilities	10,056	9,224

Long-term liabilities
Derivative liability	803	—
Operating lease liabilities	7,486	8,386
Total liabilities	18,345	17,610
Commitments and contingencies (see Note 12)
Temporary equity
Series G Convertible Preferred Stock, $0.01 par value per share and $1,000 stated value per share, 4,000 shares authorized; 2,666 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; Liquidation preference of $2,880,000 as of September 30, 2025	331	—
Equity
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 5,766,703 and 5,261,024 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	58	53
Additional paid-in capital	475,305	473,824
Accumulated deficit	(480,418)	(472,706)
Accumulated other comprehensive loss	(1,278)	(1,959)
Total deficit attributable to XWELL, Inc.	(6,333)	(788)
Noncontrolling interests	9,399	8,530
Total equity	3,066	7,742
Total liabilities, temporary equity and equity	$21,742	$25,352

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenue, net
Services	$6,482	$7,486	$19,807	$23,924
Products	863	936	2,249	2,506
Total revenue, net	7,345	8,422	22,056	26,430

Cost of sales
Labor	3,848	4,426	11,727	13,235
Occupancy	1,237	919	3,609	2,564
Products and other operating costs	767	1,024	2,134	2,834
Total cost of sales	5,852	6,369	17,470	18,633
Gross Profit	1,493	2,053	4,586	7,797
Depreciation and amortization	221	252	574	705
Impairment of long-lived assets	122	—	122	652
Loss on disposal of assets, net	7	152	7	171
Impairment of operating lease right-of-use assets	359	—	359	—
General and administrative	1,554	6,418	10,144	15,309
Total operating expenses	2,263	6,822	11,206	16,837
Operating loss	(770)	(4,769)	(6,620)	(9,040)
Change in fair value of derivative liability	233	—	512	—
Change in fair value of warrant liability	—	—	3,215	—
Loss on issuance of Series G Preferred Stock	—	—	(3,443)	—
Interest income, net	490	100	695	308
Foreign exchange loss	(129)	(69)	(1,127)	(210)
Gain on investments, realized and unrealized	31	106	85	293
Other non-operating expense, net	(64)	(73)	(132)	(205)
Loss before income taxes	(209)	(4,705)	(6,815)	(8,854)
Income tax expense	(2)	—	(36)	—
Net loss	(211)	(4,705)	(6,851)	(8,854)
Net loss attributable to noncontrolling interests	(513)	(45)	(861)	(404)
Net loss attributable to XWELL, Inc.	$(724)	$(4,750)	$(7,712)	$(9,258)
Net loss	$(211)	$(4,705)	(6,851)	(8,854)
Other comprehensive income (loss) from operations	90	(223)	696	(407)
Comprehensive loss	$(121)	$(4,928)	$(6,155)	$(9,261)
Loss per share
Preferred stock dividends	(167)	—	(424)	—
Preferred stock accretion	(582)	—	(1,664)	—
Net loss attributable to XWELL, Inc. common stockholders	$(1,473)	$(4,750)	$(9,800)	$(9,258)
Basic and diluted loss per share	$(0.26)	$(0.99)	$(1.79)	$(2.11)
Weighted-average number of shares outstanding
Basic	5,761,486	4,818,681	5,482,332	4,394,106
Diluted	5,761,486	4,818,681	5,482,332	4,394,106

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

							Accumulated
	Series G Convertible				Additional		other	Total	Non-
	Preferred stock		Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	in capital	deficit	loss	equity	interests	equity
January 1, 2025	—	$—	5,261,024	$53	$473,824	$(472,706)	$(1,959)	$(788)	$8,530	$7,742
Stock-based compensation	—	—	—	—	80	—	—	80	3	83
Issuance of Series G Preferred Stock in private placement, net of transaction costs	4,000	—	—	—	—	—	—	—	—	—
Series G Preferred Stock accretion	—	499	—	—	(499)	—	—	(499)	—	(499)
Series G Preferred Stock dividends	—	68	—	—	(68)	—	—	(68)	—	(68)
Foreign currency translation	—	—	—	—	—	—	199	199	(10)	189
Net loss for the period	—	—	—	—	—	(4,719)	—	(4,719)	131	(4,588)
March 31, 2025	4,000	$567	5,261,024	$53	$473,337	$(477,425)	$(1,760)	$(5,795)	$8,654	$2,859
Stock-based compensation	—	—	—	—	599	—	—	599	—	599
Series G Preferred Stock accretion	—	583	—	—	(583)	—	—	(583)	—	(583)
Series G Preferred Stock dividends	—	81	—	—	(81)	—	—	(81)	—	(81)
Accrual of Series G Preferred Stock and dividend redemption	(667)	(816)	—	—	—	—	—	—	—	—
Deemed dividends on Preferred Stock	—	—			(108)			(108)		(108)
Reclass of warrant liability upon warrant modification	—	—	—	—	2,658	—	—	2,658	—	2,658
Foreign currency translation	—	—	—	—	—	—	390	390	19	409
Other comprehensive income, net	—	—	—	—	—	—	8	8	—	8
Net loss for the period	—	—	—	—	—	(2,269)	—	(2,269)	217	(2,052)
June 30, 2025	3,333	$415	5,261,024	$53	$475,822	$(479,694)	$(1,362)	$(5,181)	$8,890	$3,709
Stock-based compensation	—	—	—	—	237	—	—	237	—	237
Issuance of restricted stock units	—	—	505,679	5	(5)	—	—	—	—	—
Series G Preferred Stock accretion	—	582	—	—	(582)	—	—	(582)	—	(582)
Series G Preferred Stock dividends	—	67	—	—	(67)	—	—	(67)	—	(67)
Accrual of Series G Preferred Stock and dividend redemption	(667)	(733)	—	—		—	—	—	—	—
Deemed dividends on Preferred Stock	—	—			(100)			(100)		(100)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(9)	(9)
Foreign currency translation	—	—	—	—	—	—	65	65	5	70
Other comprehensive income, net	—	—	—	—	—	—	19	19	—	19
Net loss for the period	—	—	—	—	—	(724)	—	(724)	513	(211)
September 30, 2025	2,666	$331	5,766,703	$58	$475,305	$(480,418)	$(1,278)	$(6,333)	$9,399	$3,066

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

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(6,851)	$(8,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	574	705
Impairment of long-lived assets	122	569
Impairment of operating lease right-of-use assets	359	254
Unrealized gain on marketable securities	(35)	(301)
Foreign currency remeasurement loss	1,127	210
Gain on lease termination	(401)	(655)
Loss on disposal of assets, net	7	—
Amortization of operating lease right of use asset	717	928
Provision for credit losses	6	—
Stock-based compensation	919	818
(Gain) loss on equity investment	(50)	8
Change in fair value of derivative liability	(512)	—
Change in fair value of warrant liability	(3,215)	—
Loss on issuance of Series G Preferred Stock	3,443	—
Changes in assets and liabilities:
(Increase) decrease in inventory	(15)	231
Decrease in accounts receivable	258	746
(Decrease) increase in deferred revenue	(16)	85
(Increase) in other assets, current and non-current	(3,678)	(1,233)
(Decrease) in other liabilities, current and non-current	(2,676)	(2,143)
Increase in accounts payable	1,246	1,091
Net cash used in operating activities	(8,671)	(7,541)
Cash flows from investing activities
Acquisition of property and equipment	(2,258)	(1,054)
Investment in marketable securities	(94)	(238)
Sale of marketable securities	7,158	3,492
Acquisition of intangibles	—	(9)
Net cash provided by investing activities	4,806	2,191
Cash flows from financing activities
Stock option exercised	—	4
Proceeds from registered offering, net of offering costs	3,745	—
Net proceeds from stock sale	—	1,355
Redemption of preferred stock	(957)	—
Distributions to noncontrolling interests	(9)	—
Net cash provided by financing activities	2,779	1,359
Effect of exchange rate changes on cash, cash equivalents and restricted cash	23	(81)
Decrease in cash, cash equivalents and restricted cash	(1,063)	(4,072)
Cash, cash equivalents, and restricted cash at beginning of the year	5,301	9,188
Cash, cash equivalents, and restricted cash at end of the period	$4,238	$5,116
Cash paid for
Income taxes	$34	$36
Non-cash investing and financing transactions
Issuance of shares of Common Stock for legal settlement	$—	940
Capital expenditures included in Accounts payable, accrued expenses and other current liabilities	291	$521
Accrual of Series convertible preferred stock dividends	216	—
Accretion of Series G convertible preferred stock to redemption value	1,664	—
Initial fair value of warrant liability	5,873	—
Initial fair value of derivative liability	1,315	—
Accrued Series G convertible preferred stock redemption payable	800	—
Reclass of warrant liability upon warrant modification	2,658
Lease liability remeasurement due to modification	79	—
Right-of-use asset and lease liability recognized for new operating lease	204	—

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

Note 2. Accounting and Reporting Policies

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as amended. The consolidated balance sheet as of December 31, 2024 was derived from the audited annual financial statements but does not include all information required by GAAP for annual financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Preferred Stock

The Company records shares of convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company concluded that the Company’s Series G Convertible Preferred Stock, par value $0.01 per share (“Series G Preferred Stock”), is more akin to a debt-type instrument than an equity-type instrument, therefore certain embedded features were deemed to not be clearly and closely related to the debt host instrument and were bifurcated as a derivative under ASC 815. The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and has therefore classified the Series G convertible preferred stock as mezzanine equity as it redeemable in quarterly installments. The Company adjusts the carrying values of the convertible preferred stock by accreting the discount and accruing dividends to state the convertible preferred stock at redemption value each reporting period.

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

Basic and Diluted Net Loss per Common Share

The Company computes basic and diluted net loss per share under the two-class method required for participating securities. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Basic and diluted net loss for common stock equivalents is computed by dividing the dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share includes potentially dilutive securities outstanding for the period. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the Company’s basic and diluted net loss per stock of Common Stock for the three and nine months ended September 30, 2025 and 2024. See Note 3 Potentially Dilutive Securities.

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

Reclassification

Certain balances in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 have been reclassified to conform to the presentation in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025. In the prior year, the Company separately disclosed salaries and benefits and in the current year the Company has reclassified these costs on the unaudited condensed consolidated statement of operations within general and administrative expenses. These reclassifications had no effect on the Company’s previously reported results of operations, changes in temporary and stockholders’ equity, or cash flows.

Note 3. Potentially Dilutive Securities

The table below presents the computation of basic and diluted net loss per share of Common Stock:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic numerator:
Net loss attributable to XWELL, Inc.	$(724)	$(4,750)	$(7,712)	$(9,258)
Less: preferred stock dividends	(167)	—	(424)	—
Less: preferred stock accretion	(582)	—	(1,664)	—
Net loss attributable to common shareholders	$(1,473)	$(4,750)	$(9,800)	$(9,258)
Basic denominator:
Basic weighted average shares outstanding	5,761,486	4,818,681	5,482,332	4,394,106
Basic loss per share	$(0.26)	$(0.99)	$(1.79)	$(2.11)

Net loss per share data presented above excludes from the calculation of diluted net loss, the following potentially dilutive securities, having an anti-dilutive impact, in case of net loss
Both vested and unvested options to purchase an equal number of shares of Common Stock	944,304	439,487	944,304	439,487
Unvested RSUs to issue an equal number of shares of Common Stock	72,500	35,208	72,500	35,208
Series A and Series B warrants to purchase shares of Common Stock	5,347,594	—	5,347,594	—
Series G Convertible Preferred Stock on an as converted basis	1,925,134	—	1,925,134	—
Total number of potentially dilutive securities excluded from the calculation of loss per share attributable to common shareholders	8,289,532	474,695	8,289,532	474,695

In accordance with ASC 260, 17,500 RSUs that were fully vested on September 30, 2025 were included in basic and dilutive earnings per share as there were no remaining contingencies for these shares to be issued as of September 30, 2025.

Note 4. Cash, Cash Equivalents, and Restricted Cash

A reconciliation of the Company’s cash and cash equivalents in the Unaudited Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash in the Unaudited Condensed Consolidated Statements of Cash Flows as of September 30, 2025, and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024
Cash denominated in United States dollars	$1,335	$2,145
Cash denominated in currency other than United States dollars	2,115	2,160
Restricted cash	251	751
Credit and debit card receivables	537	245
Total cash, cash equivalents and restricted cash	$4,238	$5,301

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

Note 5. Other current assets

As of September 30, 2025, and December 31, 2024, other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid expenses	$1,579	$1,190
Employee Retention Credit receivable	2,811	—
Other	201	56
Total other current assets	$4,591	$1,246

Note 6. Intangible Assets

The following tables provides information regarding the Company’s intangible assets subject to amortization, which consist of the following:

	September 30, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade names	$200	$(45)	$155	$200	$(29)	$171
Customer relationships	1,012	(516)	496	1,012	(441)	571
Software	1,461	(1,318)	143	2,583	(2,302)	281
Total intangible assets	$2,673	$(1,879)	$794	$3,795	$(2,772)	$1,023

The Company’s intangible assets are amortized over their expected useful lives. The Company recorded amortization expense of $76 and $78 during the three months ended September 30, 2025 and 2024, respectively, and $230 and $237 during the nine months ended September 30, 2025 and 2024, respectively.

Based on the intangible assets balance as of September 30, 2025, the estimated amortization expense for the remainder of the calendar year and each of the succeeding calendar years is as follows:

Calendar Years ending December 31,	Amount
Remaining 2025	$73
2026	223
2027	122
2028	122
2029	122
Thereafter	132
Total	$794

Note 7. Accrued expenses and other current liabilities

As of September 30, 2025, and December 31, 2024, accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Accrued compensation	$1,277	$2,384
Tax-related liabilities	533	571
Common area maintenance accruals	47	31
AP Accruals	183	340
Gift certificates	650	507
Other miscellaneous accruals	224	255
Total accrued expenses and other current liabilities	$2,914	$4,088

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

During the three months ended September 30, 2025, there was an increase to the lease term for the XWELL corporate headquarters, located at 254 West 31st Street, New York, which has been accounted for as a lease renewal. A new operating lease right-of-use asset and lease liability were measured at the renewal date, resulting in an right-of-use asset and lease liability of $0.20 million.

During the nine months ended September 30, 2025, there was an increase to the lease term for the XpresSpa Las Vegas Airport lease, which has been accounted for as a lease modification. The operating lease right-of-use asset and liability were remeasured at the modification date, resulting in an increase to both balances of $0.08 million.

The following is a summary of the activity in the Company’s current and long-term operating lease liabilities for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,121)	$(2,585)
Leased assets obtained in exchange for new and modified operating lease liabilities	$283	$3,091

As of September 30, 2025, operating leases contain the following future minimum commitments:

Calendar Years ending December 31,	Amount
Remaining 2025	$811
2026	2,372
2027	2,213
2028	1,701
2029	1,403
Thereafter	2,857
Total future lease payments	11,357
Less: interest expense at incremental borrowing rate	(1,798)
Net present value of lease liabilities	$9,559

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	5.38	years
Weighted average discount rate used to determine present value of operating lease liability:	6.74%

Cash paid for minimum annual rental obligations during the three and nine months ended September 30, 2025, was $505 and $1,745, respectively. Cash paid for minimum annual rental obligations during the three and nine months ended September 30, 2024, was $433 and $1,202, respectively.

Variable lease payments calculated monthly as a percentage of product and services revenue, were $371 and $330 for the three months ended September 30, 2025, and 2024, respectively, and $1,035 and $1,030 for the nine months ended September 30, 2025, and 2024, respectively.

Note 9. Other Assets

As of September 30, 2025 and December 31, 2024, assets consisted of the following:

	September 30, 2025	December 31, 2024
Equity investments	$135	$85
Lease deposits	1,848	1,535
Other	12	14
Other assets	$1,995	$1,634

Note 10. Stock-based Compensation

As of September 30, 2025, and 2024, there was $0 and $27, respectively of unrecognized stock-based compensation related to the XpresTest Plan.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Company uses the simplified method to estimate the expected term of options due to insufficient history and high turnover in the past.

The following variables were used as inputs in the model:

	2025	2024
Share price of the Company’s Common Stock on the grant date:	$0.97 - 1.52	1.50 - 1.80
Exercise price:	$0.97 - 1.52	1.50 - 1.80
Expected volatility:	121.04	121.04%
Expected dividend yield:	0	0%
Annual average risk-free rate:	4.13 - 4.47	4.05 - 4.14%
Expected term:	6.32	6.32	years

Total stock-based compensation for the three and nine months ended September 30, 2025, was $237 and $919, respectively. Total stock-based compensation for the three and nine months ended September 30, 2024, was $232 and $818 respectively. All stock-based compensation for the three and nine months ended September 30, 2025 and 2024 is presented on the unaudited condensed consolidated Statements of Operations and Comprehensive Loss within general and administrative expense.

The following tables summarize information about stock options and RSU activity for the nine months ended September 30, 2025:

	RSUs		Stock options
		Weighted		Weighted	Weighted
		average		average	average
	No. of	grant date	No. of	exercise	remaining
	RSUs	fair value	options	price	term
Outstanding as of December 31, 2024	30,000	$1.80	539,799	$12.85	7.63 years
Granted	565,679	0.97	581,038	1.00
Exercised/Vested	(523,179)	0.99	—	—
Forfeited	—	—	(357)	29.18
Expired	—	—	(176,176)	18.97
Outstanding as of September 30, 2025	72,500	$1.23	944,304	$4.36	8.99 years
Exercisable as of September 30, 2025	—		399,958	$8.53	8.99 years

Unrecognized stock-based payment cost related to non-vested stock options as of September 30, 2025 was $371, vesting over the next 0.61 years.

Unrecognized stock-based payment cost related to non-vested RSUs as of September 30, 2025 was $88.

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

The discount to the fair value is included as a reduction to the carrying value of the Series G Preferred Shares. During nine months ended September 30, 2025, the Company recorded a total discount of $4,000 upon issuance of the Series G Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of $1,315 and the remaining $2,685 of gross proceeds after allocation to the derivative liability which represents the portion of the Warrant liability allocated to the discount. It was deemed probable that the Series G Preferred Shares will become redeemable, the Company recognized accretion of $582 and $1,664 related to the Series G Preferred Shares for the three and nine months ended September 30, 2025, respectively, pursuant to ASC 480-10-S99-3A utilizing the effective interest method, which is included as a deduction from net loss attributable to common stockholders in the condensed consolidated statement of operations. As the fair value of the liabilities required to be subsequently measured at fair value exceeded the net proceeds received, the Company recognized the excess of the fair value over the net proceeds received as a component of the loss upon issuance of preferred stock of $3,188 which is included in other income (expense) in the unaudited condensed consolidated statement of operations.

During the three and nine months ended September 30, 2025, the Company recorded a gain of $233 and $512, respectively, related to the change in fair value of the derivative liability which is recorded in other income (expense) on the unaudited condensed consolidated statements of operations. The Company estimated the $803 fair value of the bifurcated embedded derivative at September 30, 2025 using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s common stock of $0.99 on the valuation date, estimated equity volatility of 85%, the time to maturity of 1.29 years, a discounted market interest rate of 5.2%, a risk-free rate of 3.59%, dividend rate of 8.0%, a penalty dividend rate of 15.0%, and probability of default of 4.2%.

As of September 30, 2025, the Company had notified the investors of its intention to redeem the upcoming installment due in cash and recorded a liability of $800 representing the cash payable to investors which includes $667 of the stated

value of the Series G Preferred Shares, $29 of accrued dividends payable of dividends, and $104 of cash premiums which was recognized as a deemed dividend.

During the three months ended September 30, 2025, the Company recognized a total of $167 of preferred dividends consisting of $67 of preferred dividends at the stated dividend rate, and $100 of cash premiums recognized as deemed dividends. During the nine months ended September 30, 2025, the Company recognized a total of $424 of preferred dividends consisting of $216 of preferred dividends at the stated dividend rate, and $208 of cash premium recognized as a deemed dividend.

Following September 30, 2025, the Company agreed to amend certain terms of the Series G Preferred Stock pursuant to the terms of a Certificate of Amendment to the Certificate of Designations (the “Certificate of Amendment”). The Certificate of Amendment amends the Certificate of Designations to (i) reduce the Conversion Price to $1.00, (ii) remove the restrictive covenant requiring the Company to maintain unencumbered, unrestricted cash and cash equivalents on hand in an amount equal to at least 200% of the shares of common stock issuable upon conversion of the outstanding shares of Series G Preferred Stock, (iii) amend the definition of “Make-Whole Amount,” such that it now means an amount equal to the amount of additional dividends that would accrue at the dividend rate then in effect assuming for calculation purposes that the Stated Value as of the Closing Date remained outstanding through and including the Maturity Date (as defined in the Certificate of Designations), (iv) add certain anti-dilution provisions such that the Conversion Price will be subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions), (v) add certain provisions such that the Company and the holder of the shares of Series G Preferred Stock may agree to accelerate the conversion of such shares (including any Deferral Amounts (as defined in the Certificate of Designations)) at a conversion price equal to the lower of (i) the Installment Conversion Price (as defined in the Certificate of Designations) applicable to the current Installment Date and (ii) the greater of the Floor Price and (x) 80% of the dollar volume-weighted average price (“VWAP”) of the common stock immediately prior to such acceleration, and (y) the average three daily VWAP during the thirty consecutive trading day immediately prior to such acceleration. See Note 18.

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

Following September 30, 2025, on November 3, 2025, in connection with the Exchange (as defined herein), the Company and the Investors agreed to, among others, amend and restate the Investors’ Series A Warrants (the “Amended and Restated Series A Warrants”) and (ii)  Series B Warrants (the “Amended and Restated Series B Warrants” and, collectively with the Amended and Restated Series A Warrants, the “Amended and Restated Warrants”) to (A) reduce the exercise price of the Warrants to $1.00, and (B) add certain anti-dilution provisions such that the exercise price of the Warrants will be subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable exercise price. See Note 18.

During the three and nine months ended September 30, 2025, the Company recorded a gain of approximately $0 and $3,215, respectively, related to the change in fair value of the warrant liability which is recorded in other income (expense) on the unaudited condensed consolidated statements of operations.

The following table represents the activity related to the Company’s warrants during the nine months ended September 30, 2025:

		Weighted average	Remaining
	No. of Warrants	exercise price*	contractual term (years)
December 31, 2024	—	$—	$—
Granted	5,347,594	$1.65	$—
September 30, 2025	5,347,594	$1.65	$4.30

All outstanding warrants were exercisable as of September 30, 2025 with an intrinsic value of $0.

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

Other Arrangements

On May 16, 2025, the Company entered into a sales and marketing agreement with a vendor that obligates the Company to make payments totaling $662 over the next three years.

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

The table below presents information about reported segments for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue	$4,819	$2,031	$495	$—	$7,345
Operating (loss)/income	$(318)	$2,457	$(387)	$(2,522)	$(770)

	Three months ended September 30, 2024
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue	$4,849	$3,144	$429	$—	$8,422
Operating (loss)/income	$(2,357)	$1,138	$(66)	$(3,484)	$(4,769)

	Nine months ended September 30, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue	$13,999	$6,363	$1,694	$—	$22,056
Operating (loss)/income	$1,060	$3,767	$(1,051)	$(10,396)	$(6,620)

	Nine months ended September 30, 2024
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue	$14,206	$10,630	$1,594	$—	$26,430
Operating (loss)/income	$(6,581)	$4,450	$(177)	$(6,732)	$(9,040)

A reconciliation of total segment revenues to total unaudited condensed consolidated revenue and of total segment operating (loss) income to total consolidated (loss) income, for the three and nine months ended September 30, 2025 and 2024, is as follows:

	Three months ended September 30, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue from external customers	$4,819	$2,031	$495	$—	$7,345
Less: Significant Expenses (1):
Cost of Goods Sold - Labor	2,331	1,135	382	—	3,848
Cost of Goods Sold - Products & Services	404	—	6	—	410
Occupancy Cost	1,072	10	155	—	1,237
Other Cost of Revenue	228	60	69	—	357
Depreciation and amortization	114	3	86	18	221
Impairment of long lived assets	122	—	—	—	122
Impairment of operating lease right-of-use assets	359	—	—	—	359
Loss on disposal of assets, net	7	—	—	—	7
Less: Other Segment Expenses (2):
Other segment operating expenses	500	(1,634)	184	2,504	1,554
Segment operating (loss) income	$(318)	$2,457	$(387)	$(2,522)	$(770)

	Three months ended September 30, 2024
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue from external customers	$4,849	$3,144	$429	$—	$8,422
Less: Significant Expenses (1):
Cost of Goods Sold - Labor	2,549	1,607	270	—	4,426
Cost of Goods Sold - Products & Services	463	6	7	—	476
Occupancy Cost	846	10	63	—	919
Other Cost of Revenue	375	131	42	—	548
Depreciation and amortization	188	16	34	14	252
Loss on disposal of assets, net	152	—	—	—	152
Less: Other Segment Expenses (2):
Other segment operating expenses	2,633	236	79	3,470	6,418
Segment operating (loss) income	$(2,357)	$1,138	$(66)	$(3,484)	$(4,769)

	Nine months ended September 30, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue from external customers	$13,999	$6,363	$1,694	$—	$22,056
Less: Significant Expenses (1):
Cost of Goods Sold - Labor	7,075	3,604	1,048	—	11,727
Cost of Goods Sold - Products & Services	1,004	—	26	—	1,030
Occupancy Cost	3,105	37	467	—	3,609
Other Cost of Revenue	668	164	272	—	1,104
Depreciation and amortization	319	7	200	48	574
Impairment of long-lived assets	122	—	—	—	122
Impairment of operating lease right-of-use assets	359	—	—	—	359
Loss on disposal of assets, net	7	—	—	—	7
Less: Other Segment Expenses (2):
Other segment operating expenses	280	(1,216)	732	10,348	10,144
Segment operating (loss) income	$1,060	$3,767	$(1,051)	$(10,396)	$(6,620)

	Nine months ended September 30, 2024
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue from external customers	$14,206	$10,630	$1,594	$—	$26,430
Less: Significant Expenses (1):
Cost of Goods Sold - Labor	7,499	4,796	940	—	13,235
Cost of Goods Sold - Products & Services	1,165	46	33	—	1,244
Occupancy Cost	2,386	29	149	—	2,564
Other Cost of Revenue	882	492	216	—	1,590
Depreciation and amortization	493	72	97	43	705
Impairment of long-lived assets	652	—	—	—	652
Loss on disposal of assets, net	171	—	—	—	171
Less: Other Segment Expenses (2):
Other segment operating expenses	7,539	745	336	6,689	15,309
Segment operating (loss) income	$(6,581)	$4,450	$(177)	$(6,732)	$(9,040)
(1)	The significant expense amounts align with the expenses that the CODM is regularly provided with to assess performance and allocate resources.
(2)	For all segments, SGA consists of the following:

Salaries & Benefits, Rent & Utilities, Office Supplies & Shipping, Travel & Entertainment, IT & Telecom, Repairs & Maintenance, Accounting, Legal, Franchise/Property Tax, Management/DBE Fees, Advertising & Marketing, Insurance

Other Significant Items

	Three months ended September 30, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Stock based compensation	$66	$—	$—	$171	$237
Impairment	$481	$—	$—	$—	$481

	Three months ended September 30, 2024
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Stock based compensation	$207	$24	$1	$—	$232

	Nine months ended September 30, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Stock based compensation	$141	$3	$—	$775	$919
Impairment	$481	$—	$—	$—	$481

	Nine months ended September 30, 2024
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Stock based compensation	$748	$70	$—	$—	$818
Impairment	$652	$—	$—	$—	$652

	September 30, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Capital expenditures	$1,458	$—	$941	$124	$2,523
Assets	$9,138	$4,382	$5,834	$2,388	$21,742

	December 31, 2024
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Capital expenditures	$755	$49	$959	$18	$1,781
Assets	$8,545	$2,133	$6,216	$8,458	$25,352

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

	Nine months ended
	September 30,
	2025	2024
Revenue
United States	$18,349	$22,530
All other countries	3,707	3,900
Total revenue	$22,056	$26,430

	Three months ended
	September 30,
	2025	2024
Revenue
United States	$6,448	$7,417
All other countries	897	1,005
Total revenue	$7,345	$8,422

Long-lived assets	September 30, 2025	December 31, 2024
United States	$5,581	$3,289
All other countries	918	1,929
Total long-lived assets	$6,499	$5,218

Note 14. Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue from contracts with customers by the nature of products and services provided (in thousands):

	Nine months ended
	September 30,
	2025	2024
Revenue, point in time	$15,693	$15,800
Revenue, over time	6,363	10,630
Total Revenue	$22,056	$26,430

	Three months ended
	September 30,
	2025	2024
Revenue, point in time	$5,314	$5,278
Revenue, over time	2,031	3,144
Total Revenue	$7,345	$8,422

As of September 30, 2025, the unrecognized committed amount of the Ginkgo/Bioworks contract is $3,366.

Contract Costs

The Company has no contract costs related to the periods presented.

Contract Liabilities

Contract liabilities are classified as deferred revenue in the unaudited condensed consolidated balance sheets. The activity in deferred revenue for the nine months ended September 30, 2025, and for the year ended December 31, 2024, was as follows:

	September 30, 2025	December 31, 2024
Beginning of the period contract liability	$1,143	$861
Revenue recognized from the contract liabilities included in the beginning balance	(605)	(461)
Increases due cash received net of amounts recognized revenue during the period	589	743
End of period contract liability	$1,127	$1,143

Of the $1,143 outstanding as of December 31, 2024, $117 and $605 have been recognized as revenue for the three and nine months ended September 30, 2025, respectively.

The Company has elected not to include in unfulfilled performance obligations for contracts in which the amount of revenue it recognizes is equal to the amount which the Company has a right to invoice. No revenue was recognized in the reporting period from performance obligations satisfied in previous periods. The Company applies the right-to-invoice practical expedient for its Priority Pass and HyperPointe revenue streams and recognizes revenue in the amount it is entitled to invoice when that amount corresponds directly with the value of the performance to date. For the Company’s XpresTest business unit, there are no portions of unfulfilled performance obligations, because the Company’s efforts towards satisfying each of the performance obligations are expended evenly throughout the period of performance. For the Company’s HyperPointe business unit, Advanced services are distinct performance obligations that are satisfied over time with revenue recognized as services are delivered. Revenues billed in advance are treated as deferred revenue, which was $44 and $181 as of September 30, 2025, and December 31, 2024, respectively. Naples Wax Center offers prepaid wax packages that are either unlimited for one year or a set number of services. When the packages are purchased, the sales are recorded as deferred revenue, which was $882 and $956 as of September 30, 2025 and December 31, 2024, respectively. As services related to prepaid packages are used, revenue is recognized as income.

Note 15. Property and Equipment, net

Property and equipment are comprised of the following (in thousands):

	September 30,	December 31,
	2025	2024	Useful Life
Leasehold improvements	$6,693	$4,566	Average 5-8 years
Furniture and fixtures	454	359	3-4 years
Other operating equipment	900	722	Maximum 5 years
	8,047	5,647
Accumulated depreciation	(4,163)	(3,838)
Total property and equipment, net	$3,884	$1,809

Depreciation expense was $144 and $344 for the three and nine months ended September 30, 2025, respectively. Depreciation expense was $173 and $468 for the three and nine months ended September 30, 2024, respectively.

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

The following table presents the placement in the fair value hierarchy of the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2025 and December 31, 2024. Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible property and equipment, right-of-use assets, and other intangible assets, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets. Recoverability is based on estimated undiscounted cash flows or other relevant observable/unobservable measures. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is included in Impairment of long-lived assets and Impairment of operating lease right-of-use assets on the condensed consolidated statements of operations and comprehensive loss.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the nine months ended September 30, 2025. The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximated their fair values as of September 30, 2025 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility of our common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and our probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate.

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of September 30, 2025:
Recurring fair value measurements
Equity and debt securities:
Route1, Inc.	$50	$—	$50	$—
Marketable securities	237	237	—	—
Total equity and debt securities	287	237	50	—
Derivatives:
Derivative liability	803	—	—	803
Total derivatives	803	—	—	803
Total recurring fair value measurements	$1,090	$237	$50	$803
Nonrecurring fair value measurements
Property, plant and equipment	$3,884	$—	$—	$3,884
Operating lease right-of-use asset	2,615	—	—	2,615
Total nonrecurring fair value measurements	$6,499	$—	$—	$6,499

As of December 31, 2024
Recurring fair value measurements
Equity and debt securities:
Route1	$85	$—	$85	$—
Marketable securities	7,247	7,247	—	—
Total equity and debt securities	7,332	7,247	85	—
Derivatives:
Derivative liability	—	—	—	—
Total derivatives	—	—	—	—
Total recurring fair value measurements	$7,332	$7,247	$85	$—
Nonrecurring fair value measurements
Property, plant and equipment	$1,809	$—	$—	$1,809
Operating lease right-of-use asset	3,409	—	—	3,409
Total nonrecurring fair value measurements	$5,218	$—	$—	$5,218

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

Balance on January 1, 2025	—
Issuance of warrants reported as fair value	5,873
Change in fair value of warrant liability	(3,215)
Reclassification to APIC due to warrant modification (Note 11)	(2,658)
Balance on September 30, 2025	$—

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

Balance on January 1, 2025	—
Issuance of convertible preferred stock with bifurcated embedded derivative	1,315
Change in fair value of bifurcated embedded derivative	(512)
Balance on September 30, 2025	$803

Note 17. Related Party

On January 30, 2025, the Company entered into a consulting agreement (“Consulting Agreement”) with XWEL INV I, LLC (“XWEL INV I”) and Jason Aintabi (the “Consultant”) for the Consultant to provide advisory services to the Company. Mr. Aintabi serves as the Manager of XWEL INV I. The Consulting Agreement is deemed to be related party transaction as Mr. Aintabi is a greater than 5% beneficial owner of the Company’s securities. The Consulting Agreement was further extended on May 12, 2025 for a total period of twelve (12) months from the effective date of the agreement in exchange for a total amount for both the original and amended agreements of $530. For the three and nine months ended September 30, 2025, $39 and $245, respectively, of this contract was recognized in general and administrative expenses on the unaudited condensed consolidated statement of operations and comprehensive loss and $145 was recognized as a prepaid expense in other current assets on the unaudited condensed consolidated balance sheets as of September 30, 2025.

Note 18. Subsequent Events

On November 3, 2025, the Company entered into a Securities Exchange and Amendment Agreement (the “Exchange Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to exchange a portion of its outstanding Series G Preferred Stock, including accrued and unpaid dividends thereon, with an aggregate stated value of approximately $1.6 million, for senior secured convertible notes (the “Notes”) in an aggregate principal amount of approximately $3.4 million. The Notes are secured by first-priority liens on substantially all of the Company’s and its subsidiaries’ assets, bear interest at 8.0% per annum, compounded quarterly, mature approximately three years and four months after issuance, and are convertible into shares of the Company’s common stock (the “Exchange”).

In connection with the Exchange, the Company also filed a Certificate of Amendment to the Certificate of Designations to (i) reduce the Conversion Price to $1.00, (ii) remove the restrictive covenant requiring the Company to maintain unencumbered, unrestricted cash and cash equivalents on hand in an amount equal to at least 200% of the shares of common stock issuable upon conversion of the outstanding shares of Series G Preferred Stock, (iii) amend the definition of “Make-Whole Amount,” such that it now means an amount equal to the amount of additional dividends that would accrue at the dividend rate then in effect assuming for calculation purposes that the Stated Value as of the Closing Date remained outstanding through and including the Maturity Date (as defined in the Certificate of Designations), (iv) add certain anti-dilution provisions such that the Conversion Price will be subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions), (v) add certain provisions such that the Company and the holder of the shares of Series G Preferred Stock may agree to accelerate the conversion of such shares (including any Deferral Amounts (as defined in the Certificate of Designations)) at a conversion price equal to the lower of (i) the Installment Conversion Price (as defined in the Certificate of Designations) applicable to the current Installment Date and (ii) the greater of the Floor Price and (x) 80% of the dollar volume-weighted average price (“VWAP”) of the common stock immediately prior to such acceleration, and (y) the average three daily VWAP during the thirty consecutive trading day immediately prior to such acceleration. Additionally, in connection with the Exchange, the Company and the Investors agreed to amend and restate the Warrants  to (i) reduce the exercise price of the Warrants to $1.00, and (ii) add certain anti-dilution provisions such that the exercise price of the Warrants will be subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable exercise price.

The Notes will mature on the date that is three years and four months from the date of issuance (the “Notes Maturity Date”), which may be extended as set forth in the Notes. The Notes bear an interest rate of 8.0% per annum compounded each quarter, which are payable in arrears (i) on the first trading day of each quarter beginning February 2, 2026 (each such date, an “Interest Date”), in cash, (ii) on each Interest Date occurring on an Installment Date (as defined in the Notes), payable by way of inclusion of the interest in the applicable Installment Amount (as defined in the Notes), (iii) prior to the First Installment Date (as defined herein), payable by way of inclusion of interest in the Conversion Amount (as defined in the Notes) on each conversion date occurring prior to the First Installment Date, or (iv) upon any redemption or any required payment upon any Event of Default (as defined in the Notes). Upon the occurrence and during the continuance of an Event of Default, the Notes accrue interest at the rate of 15% per annum.

The Notes are convertible into shares of common stock at the election of the holder at any time at an initial conversion price of $1.00 per share (the “Note Conversion Price”). The Note Conversion Price will be subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like (subject to certain exceptions). Additionally, the Note Conversion Price will be subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Note Conversion Price (subject to certain exceptions).

The closing of the Exchange occurred on November 5, 2025. The Company intends to submit the required proposal to its stockholders for approval by December 31, 2025 of (i) the issuance of shares of common stock in connection with conversion of the Notes and the amended securities, and (ii) the certificate of amendment to the Series G Convertible Preferred Stock and the amended Warrants, in order to comply with the listing rules of the Nasdaq Stock Market.

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

As of September 30, 2025, there were 17 domestic XpresSpa locations in total comprised of 16 Company-owned locations and one franchise. The Company also had 11 international locations operating as of September 30, 2025, including two XpresSpa locations in the Dubai International Airport in the United Arab Emirates, one XpresSpa location in the Zayad International Airport in Abu Dhabi, United Arab Emirates, four XpresSpa locations in the Schiphol Amsterdam Airport in the Netherlands and four XpresSpa locations in the Istanbul Airport in Turkey.

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

Recent Developments

Exchange Agreement

On November 3, 2025, we entered into a Securities Exchange and Amendment Agreement (the “Exchange Agreement”) with certain accredited investors (the “Investors”), pursuant to which we agreed to exchange a portion of our outstanding Series G Convertible Preferred Stock (the “Series G Preferred Stock”), including accrued and unpaid dividends thereon, with an aggregate stated value of approximately $1.6 million, for senior secured convertible notes (the “Notes”) in an aggregate principal amount of approximately $3.4 million. The Notes are secured by first-priority liens on substantially all of our and our subsidiaries’ assets, bear interest at 8.0% per annum, compounded quarterly, mature approximately three years and four months after issuance, and are convertible into shares of common stock (the “Exchange”). See “Going Concern and Liquidity – Senior Secured Convertible Notes.”

In connection with the Exchange, we also filed a Certificate of Amendment (the “Certificate of Amendment”) to the Certificate of Designations for the Series G Convertible Preferred Stock (the “Certificate of Designations”). The Certificate of Amendment amends the Certificate of Designations to (i) reduce the conversion price of the Series G Preferred Stock (the “Series G Conversion Price”) to $1.00, (ii) remove the restrictive covenant requiring us to maintain unencumbered, unrestricted cash and cash equivalents on hand in an amount equal to at least 200% of the shares of common stock issuable upon conversion of the outstanding shares of Series G Preferred Stock, (iii) amend the definition of “Make-Whole Amount,” such that it now means an amount equal to the amount of additional dividends that would accrue at the dividend rate then in effect assuming for calculation purposes that the Stated Value as of the Closing Date remained outstanding through and including the Maturity Date (as defined in the Certificate of Designations), (iv) add certain anti-dilution provisions such that the Series G Conversion Price will be subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Series G Conversion Price (subject to certain exceptions), (v) add certain provisions such that the Company and the holder of the shares of Series G Preferred Stock may agree to accelerate the conversion of such shares (including any Deferral Amounts (as defined in the Certificate of Designations)) at a conversion price equal to the lower of (i) the Installment Conversion Price (as defined in the Certificate of Designations) applicable to the current Installment Date and (ii) the greater of the Floor Price and (x) 80% of the dollar volume-weighted average price (“VWAP”) of the Common Stock immediately prior to such acceleration, and (y) the average three daily VWAP during the thirty consecutive trading day immediately prior to such acceleration. The closing of the Exchange occurred on November 5, 2025. Additionally, in connection with the Exchange, the Company and the Investors agreed to amend and restate the Warrants  to (i) reduce the exercise price of the Warrants to $1.00, and (ii) add certain anti-dilution provisions such that the exercise price of the Warrants will be subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable exercise price.

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

Three months ended September 30, 2025, compared to the three months ended September 30, 2024

Revenue

	Three months ended September 30,
	2025	2024	Inc/(Dec)
Total revenue, net	$7,345	$8,422	$(1,077)

The decrease in revenue of $1,077 or 13%, was primarily due to the three months ended September 30, 2024 having additional CDC revenue for XpresTest for the three months ended September 30, 2024 as compared to three months ended September 30, 2025, which did not have such additional CDC revenues for XpresTest. For XpresSpa, specifically, the additional revenue generated in 2024 was from providing more services to airports above the base contract amounts, which resulted in increased surge billing prices.

Cost of sales

	Three months ended September 30,
	2025	2024	Inc/(Dec)
Total cost of sales	$5,852	$6,369	$(517)

The decrease in cost of sales of $517 or 8%, for the three months ended September 30, 2025, was primarily driven by decrease in product costs, as the agreement for clockwork manicure machines was no longer active, and decrease in labor due to store closures in XpresSpa and less surge billing for CDC testing, for the three months ended September 30, 2025 as compared to three months ended September 30, 2024. The increase in total cost of sales as a percentage of revenue for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was driven by higher cost of supplies purchased for current and anticipated store openings in 2025.

Depreciation and amortization

	Three months ended September 30,
	2025	2024	Inc/(Dec)
Depreciation and amortization	$221	$252	$(31)

The decrease in depreciation and amortization of approximately $31 or 12% for the three months ended September 30, 2025 was primarily due to fewer long-lived assets available for depreciation and amortization in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 due the impairment of long-lived assets which occurred at the end of fiscal year 2024.

Impairment/loss on disposal of assets

	Nine months ended September 30,
	2025	2024	Inc/(Dec)
Impairment of long-lived assets	$122	$—	$122
Impairment of operating lease right-of-use assets	359	—	359
Loss on disposal of assets, net	7	152	(145)

The increase in impairment of long-lived assets of approximately $122 for the three months ended September 30, 2025, was primarily due to the impairment of long-lived assets that occurred in the three months ended September 30, 2025. The increase in impairment of operating lease right-of-use assets of approximately $359 for the three months ended September 30, 2025 was primarily due to the impairment of a remaining lease for XWELL Studios that occurred in the three months ended September 30, 2025. The decrease in loss on disposal of assets of approximately $145 was primarily due to abandoned projects that occurred in the three months ended September 30, 2024.

General and administrative expenses

	Three months ended September 30,
	2025	2024	Inc/(Dec)
General and administrative	$1,554	$6,418	$(4,864)

The decrease of approximately 76% was primarily due to the decrease in accounting, legal and public company costs and the Company’s recognition of a $2,338 employee retention credit reduced in general and administrative expenses, for the three months ended September 30, 2025 as compared to three months ended September 30, 2024.

Other non-operating expense, net

	Three months ended September 30,
	2025	2024	Inc/(Dec)
Foreign exchange loss	$(129)	$(69)	$(60)
Other non-operating expense, net	(64)	(73)	9

The increase in foreign exchange loss of $60 was primarily due to the fluctuation of the foreign exchange rate in Turkey, creating a remeasurement loss on our lease liability. The decrease in other non-operating expense of $9, net was primarily driven by a decrease in finance expenses related to bank fees and charges.

The following is a summary of the transactions included in other non-operating expense, net for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025	2024
Bank fees and financing charges	$(32)	$(50)
Other	(32)	(23)
Total	$(64)	$(73)

Change in fair value of warrants and derivatives

	Three months ended September 30,
	2025	2024
Change in fair value of derivative liability	$233	$—

The change in fair value of derivatives is due to a decrease in the Company’s stock price after entering into the Securities Purchase Agreement, dated as of January 14, 2025, by and between the Company and the investors named therein (the “January 2025 Purchase Agreement”).

Interest income, net

	Three months ended September 30,
	2025	2024	Inc/(Dec)
Interest income, net	$490	$100	$390

The increase of $390 was primarily driven by the recognition of $473 in interest income associated with the employee retention credit. This was partially offset by lower interest earned on cash balances during the period.

Nine months ended September 30, 2025, compared to the nine months ended September 30, 2024

Revenue

	Nine months ended September 30,
	2025	2024	Inc/(Dec)
Total revenue, net	$22,056	$26,430	$(4,374)

The decrease in revenue of $4,374 or 17%, for the nine months ended September 30, 2025, was primarily due to the nine months ended September 30, 2024 having additional CDC revenue for XpresTest and additional XpresSpa revenue driven by Priority Pass revenue, which was a new revenue stream, for the nine months ended September 30, 2024 as compared to nine months ended September 30, 2025. For XpresSpa, specifically, the additional revenue generated in 2024 was from providing more services to airports above the base contract amounts, which resulted in increased surge billing prices.

Cost of sales

	Nine months ended September 30,
	2025	2024	Inc/(Dec)
Total cost of sales	$17,470	$18,633	$(1,163)

The decrease in cost of sales of $1,163 or 6%, for the nine months ended September 30, 2025, was primarily driven by decrease in product costs, as the agreement for clockwork manicure machines was no longer active, and decrease in labor due to store closures in XpresSpa and less surge billing for CDC testing, for the nine months ended September 30, 2025 as compared to nine months ended September 30, 2024. The increase in total cost of sales as a percentage of revenue for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was driven by higher cost of supplies purchased for current and anticipated store openings in 2025.

Depreciation and amortization

	Nine months ended September 30,
	2025	2024	Inc/(Dec)
Depreciation and amortization	$574	$705	$(131)

The decrease in depreciation and amortization of approximately $131 or 19% for the nine months ended September 30, 2025, was primarily due to fewer long-lived assets available for depreciation and amortization in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 due the impairment of long-lived assets which occurred at the end of fiscal year 2024.

Impairment/loss on disposal of assets

	Nine months ended September 30,
	2025	2024	Inc/(Dec)
Impairment of long-lived assets	$122	$652	$(530)
Impairment of operating lease right-of-use assets	359	—	359
Loss on disposal of assets, net	7	171	(164)

The decrease in impairment of long-lived assets of approximately $530 for the nine months ended September 30, 2025, was primarily due to the impairment of long-lived assets that occurred in the nine months ended September 30, 2024. The increase in impairment of operating lease right-of-use assets of approximately $359 for the nine months ended September 30, 2025 was primarily due to the impairment of a remaining lease for XWELL Studios that occurred in the nine months ended September 30, 2025. The decrease in loss on disposal of assets of approximately $164 was primarily due to abandoned projects that occurred in the nine months ended September 30, 2024.

General and administrative expenses

	Nine months ended September 30,
	2025	2024	Inc/(Dec)
General and administrative	$10,144	$15,309	$(5,165)

The decrease of approximately $5,165 or 34% for the nine months ended September 30, 2025, was primarily due to the decrease in accounting, legal and public company costs and the Company’s recognition of an employee retention credit (ERC) reduced in general and administrative expenses, for  for the nine months ended September 30, 2025 as compared to nine months ended September 30, 2024.

Other non-operating expense, net

	Nine months ended September 30,
	2025	2024	Inc/(Dec)
Foreign exchange loss	$(1,127)	$(210)	$(917)
Other non-operating expense, net	(132)	(205)	73

The increase in foreign exchange loss of $917 was primarily due to the fluctuation of the foreign exchange rate in Turkey, creating a remeasurement loss on our lease liability. The decrease in other non-operating expense of $73, net was primarily driven by a decrease in finance expenses related to bank fees and charges.

The following is a summary of the transactions included in other non-operating expense, net for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024
Bank fees and financing charges	$(93)	$(140)
Other	(39)	(65)
Total	$(132)	$(205)

Change in fair value of warrants, derivatives, and loss on issuance of preferred stock

	Nine months ended September 30,
	2025	2024
Change in fair value of derivative liability	$512	$—
Change in fair value of warrant liability	3,215	—
Loss on issuance of Series G Preferred Stock	(3,443)	—

The change in fair value of warrants and derivatives is due to an decrease in the Company’s stock price after entering into the January 2025 Purchase Agreement. The loss on issuance is due to the initial fair value of the Series G Preferred Stock exceeding the fair value of the proceeds received.

Interest income, net

	Nine months ended September 30,
	2025	2024	Inc/(Dec)
Interest income, net	$695	$308	$387

The increase of $387 for the nine months ended September 30, 2025, was primarily due to having less cash in interest bearing accounts and interest paid towards employee retention credits.

Going Concern and Liquidity

Substantial doubt has been expressed about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of September 30, 2025, we had cash and cash equivalents of $3,987 (excluding restricted cash), $237 in marketable securities, and total current assets of $10,814. Our total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, accrued preferred payments payable, and operating lease liabilities was $10,056 as of September 30, 2025, and $9,224 as of December 31, 2024. The working capital surplus was $758 as of September 30, 2025, compared to a working capital surplus of $6,113 as of December 31, 2024.

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

Our primary liquidity and capital requirements are for the maintenance of our current XpresSpa locations and brand, as well as the expansion outside the airports. During the nine months ended September 30, 2025, we used net cash of $8,671 to fund our operating activities.

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

Senior Secured Convertible Notes

In connection with the Exchange, on November 5, 2025, we issued the Notes to the Invesotrs.. The Notes will mature on the date that is three years and four months from the date of issuance, which may be extended as set forth in the Notes. The Notes bear an interest rate of 8.0% per annum compounded each quarter, which are payable in arrears (i) on the first trading day of each quarter beginning February 2, 2026, in cash, (ii) on each Interest Date occurring on an Installment Date (as defined in the Notes), payable by way of inclusion of the interest in the applicable Installment Amount (as defined in the Notes), (iii) prior to the First Installment Date (as defined herein), payable by way of inclusion of interest in the Conversion Amount (as defined in the Notes) on each conversion date occurring prior to the First Installment Date, or (iv) upon any redemption or any required payment upon any Event of Default (as defined in the Notes). Upon the occurrence and during the continuance of an Event of Default, the Notes accrue interest at the rate of 15% per annum.

The Notes are convertible into shares of Common Stock at the election of the holder at any time at an initial conversion price of $1.00 per share (the “Note Conversion Price”). The Note Conversion Price will be subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like (subject to certain exceptions). Additionally, the Note Conversion Price will be subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Note Conversion Price (subject to certain exceptions).

The Company is required to redeem the outstanding principal amount of the Notes in quarterly installments beginning on April 1, 2026 (the “First Installment Date”) in accordance with the schedule set forth in the Note. The Installment Amounts (as defined in the Notes) are redeemable, at the Company’s election, in cash at 107% of the applicable Installment Redemption Amount, or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Note Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty consecutive trading day period ending and including the trading day immediately prior to the date the amortization payment is due or (B) the Floor Price (as defined in the Notes), and in each case subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events.

Upon any conversion or redemption of the Notes, the holders of the Notes are also entitled to receive interest make-whole payments, equal to an amount of additional interest that would accrue under Notes at the interest rate then in effect assuming that for calculation purposes, the outstanding principal balance remained outstanding through and including the Notes Maturity Date.

The Notes include certain events of defaults, including, among other things, the suspension from trading or the failure of the Company’s common stock to be trading or listed (as applicable) on an eligible market for a period of five (5) consecutive trading days and the Company’s failure to pay any amounts due to the holders of the Notes when due. The Notes contain certain restrictive covenants, including, among other things, requiring the Company to (A) maintain unencumbered, unrestricted cash and cash equivalents on hand in amount equal to at least $1,000,000, and (B) deposit an amount equal to $1,350,000 into a newly established segregated deposit account, which may be reduced proportionally on a dollar-for-dollar basis as (i) the outstanding principal of the applicable Note is redeemed, converted or otherwise repaid in accordance with such Note, or (ii) the outstanding shares of Series G Preferred Stock are redeemed, converted or otherwise repaid in accordance with the Certificate of Designations.

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

Known Trends, Events and Uncertainties

Ongoing conflicts in Russia and Ukraine, and Israel and Palestine, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. We may not be able to raise sufficient additional capital and may tailor our business and operations based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful. Our ability to operate depends upon a large number of airplane travelers with the propensity for health and wellness, and in particular spa treatments and products, spending significant time post-security clearance check points at airports. The number of airline travelers at any given time is volatile and subject to change based on various conditions, including but not limited to market and other conditions, prices of travel fare, and oil and gas prices. Additionally, the US government shutdown, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariffs, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business.

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

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based upon that evaluation, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2025, due to the following material weaknesses:

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

This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and the Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2025, other than as reported in our Current Reports on Form 8-K filed with the SEC.

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

3.2

Certificate of Amendment of Certificate of Designations of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2025).

4.1	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2025).

4.2	Form of Amended and Restated Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2025).

4.3	Form of Amended and Restated Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2025).

10.1

Form of Securities Exchange and Amendment Agreement, dated as of November 3, 2025, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2025).

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

XWELL, Inc.

Date:	November 14, 2025	By:	/s/ Ezra T. Ernst
Ezra T. Ernst
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2025	By:	/s/ Ian Brown
Ian Brown
Chief Financial Officer
(Principal Financial and Accounting Officer)