Form 10-K
period 2025-12-31
XWELL, Inc.
filed 2026-04-01
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, was $3,633,243 computed by reference to the closing sale price of $0.92 per share on the Nasdaq Stock Market LLC on June 30, 2025. The registrant does not have any non-voting common stock.

As of March 26, 2026, 7,926,766 shares of the registrant’s common stock are outstanding.

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

These risks and uncertainties, many of which are beyond our control, include, but are not limited to, the following:

●	our ability to continue as a going concern;
●	the adverse effects of public health epidemics, similar to the coronavirus outbreak, on our business, results of operations and financial condition;
●	our material weaknesses we identified in our internal control over financial reporting, our efforts to remediate such material weaknesses and the timing of remediation;
●	our ability to develop and offer new products and services;
●	our ability to effectively deploy our available cash resources, as well as our ability raise additional capital to fund our operations and business plan, to the extent necessary;
●	general economic conditions and level of consumer and corporate spending on health, wellness and travel;
●	our ability to secure new locations, maintain XpresSpa, Naples Wax and Centers for Disease Control and Prevention (“CDC”) bio surveillance testing locations, and ensure continued customer traffic at those locations;
●	our ability to hire a skilled labor force and the costs associated with that labor;
●	our ability to accurately forecast the costs associated with opening new retail locations and maintaining or converting existing ones, and the revenue derived from our retail locations;
●	performance by our Airport Concession Disadvantaged Business Enterprise partners on obligations set forth in our joint venture agreements;
●	our ability to protect our confidential information and customers’ financial data and other personal information;
●	failure or disruption to our information technology systems;
●	our ability to retain key members of our management team;
●	the loss of, or an adverse change with regard to, one or more of our significant suppliers, distributors, vendors or other business relationships;
●	unexpected events and trends in the health, wellness and travel industries;
●	market acceptance, quality, pricing, availability and useful life of our products and/or services, as well as the mix of our products and services sold;
●	competitive conditions within our industries;

●	our compliance with laws and regulations in the jurisdictions in which we do business and any new laws and regulations or changes in existing laws and regulations;
●	further regulatory actions in the healthcare sector that could impact our ability to continue operations;
●	the discontinuance of emergency use authorization (“EUA”) policies that could impact our business
●	our ability to maintain compliance with the Nasdaq Capital Market’s (“Nasdaq”) listing standards;
●	lawsuits, claims, and investigations that may be filed against us and other events that may adversely affect our reputation; and
●	our ability to protect and maintain our intellectual property.

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

PART I

ITEM 1. BUSINESS

Overview

XWELL is a global wellness organization dedicated to delivering restorative and health-focused services to travelers through its three reportable operating segments: XpresSpa®, XpresTest®, and Naples Wax Center®. As of the date of this Annual Report on Form 10-K, XWELL currently has three reportable operating segments: XpresSpa®, XpresTest® and Naples Wax Center®.

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

As of December 31, 2025, there were 16 domestic XpresSpa locations in total. The Company also had 9 international locations operating as of December 31, 2025, including 2 XpresSpa locations in the Dubai International Airport in the United Arab Emirates, 1 XpresSpa location in the Zayad International Airport in Abu Dhabi, United Arab Emirates, 2 XpresSpa locations in the Schiphol Amsterdam Airport in the Netherlands and 4 XpresSpa locations in the Istanbul Airport in Turkey.

Treat, which is operating through XWELL’s subsidiary Treat, Inc. (“Treat”) is a wellness brand that provides access to wellness services for travelers at on-site centers. In April 2024, the decision was made to close the location in the Salt Lake City International Airport. In the first quarter of 2025, the decision was made to convert the final remaining Treat location at JFK International Airport in New York City to an XWELL location. As of December 31, 2025 all Treat locations have been converted to XWELL.

XpresTest

The Company, in partnership with certain COVID-19 testing partners, successfully launched its XpresCheck Wellness Centers, in June of 2020, through its XpresTest, Inc. subsidiary (“XpresTest”), which offered COVID-19 and other medical testing to the traveling public, as well as airline, airport and concessionaire employees, and TSA and U.S. Customs and Border Protection agents during the pandemic. As of December 31, 2023, the Company closed all XpresCheck locations and XpresTest no longer provides diagnostic testing services XpresTest began conducting bio surveillance monitoring with the Centers for Disease Control and Prevention (CDC) in collaboration with Concentric by Ginkgo Bioworks Holdings, Inc. (“Ginkgo Bioworks”) in 2021.

The program was renewed through August 2024. The revenue to XpresTest from such one-year extension totaled approximately $7,044. In January 2024, the program funding and scope were expanded, a revenue increase of $4,000, to an estimated $11,044 in revenue for XpresTest with new collection locations at U.S. international airports and the roll out of multi-pathogen testing across the program. In July 2024, the contract was further amended to extend the time period for services by two weeks (extension period August 12, 2024 to August 25, 2024). An increase of $293 in revenue for the two week extension brought total revenue to $11,337. The program was again extended in August 2024 through February 25,

2025. The funding was expanded with a revenue increase of $3,763, to an estimated $15,100 in revenue for XpresTest. In February 2025, the program was extended through a three-year contract with a total base value of $22,200 over three years, and a maximum ceiling value of $24,800 within the same timeframe.

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

Our Strategy and Outlook

We believe our company is strategically positioned to capitalize on the growing consumer interest in travel, health, and wellness, as well as the increasing demand for related products and services. Our forward-looking plan focuses on expanding and integrating offerings across our brands, with a key emphasis on unifying airport and off-airport locations under the XWELL brand. This strategic alignment will enable the development of membership programs that provide seamless access to XWELL locations, fostering deeper customer relationships and enhancing brand loyalty. Additionally, a strong customer community will support targeted marketing initiatives and cross-promotional opportunities.

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

Competition

Our domestic units operate within many of the largest and most heavily trafficked airports in the United States. The balance of the domestic market is highly fragmented and is represented largely by small, privately-owned entities.  The largest domestic competitor operated 9 locations in 7 airports in the United States.

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

To take advantage of growing demand for unique travel wellness products, XWELL has made significant investments in a new retail offering that addresses this growing consumer demand.  Further, as more airports exchange services for more traditional food and beverage providers, XWELL is positioned to take advantage of passenger demand for healthier and bio-nutrient rich snack and food offerings as part of its grab and go strategy.

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

The acquisition of Naples Wax Center was intended to support the Company’s strategy of expanding out-of-airport locations to diversify its portfolio and reduce reliance on in-airport operations. However, certain Naples Wax Center locations have experienced operating challenges, which resulted in the recognition of impairment charges during the year.

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

Employees

As of December 31, 2025, we had approximately 175 full-time and 105 part-time employees of XWELL. We consider our relationships with our employees to be good.

Corporate Information

Our common stock, par value $0.01 per share, which was previously listed since January 8, 2018 under the trading symbol “XSPA” on Nasdaq, has been listed under the trading symbol “XWELL” since October 25, 2022. Our principal executive offices are located at 254 West 31st Street, 11th Floor, New York, New York 10001. Our telephone number is (212) 309-7549 and our website address is www.xwell.com. We also operate the websites www.xpresspa.com, www.xprescheck.com and www.napleswaxcenter.com.

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
●	Hardware and software failures or delays in our information technology systems, including failures resulting from our systems conversions or otherwise, could disrupt our operations and cause the loss of confidential information, customers and business opportunities or otherwise adversely impact our business.
●	We rely on international and domestic airplane travel, and the time that airline passengers spend in United States airports post-security. A decrease in the desire of customers to buy spa services and products, or decreased time spent in airports would negatively impact our operations.
●	Negative social media regarding XWELL, XpresSpa, XpresTest or Naples Wax Center could result in decreased revenues and impact our ability to recruit worker.
●	We source, develop, and sell products that may result in product liability defense costs and product liability payments.
●	We and our subsidiaries have been, are, and may become involved in litigation that could divert management’s attention and harm our businesses.
●	Our failure or inability to protect the trademarks or other proprietary rights we use or claims of infringement by us of rights of third parties, could adversely affect our competitive position or the value of our brands.
●	Our future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition and the results of operations.

Risks Related to Capital Stock

●	Stock prices can be volatile, and this volatility may depress the price of our common stock.
●	The Series H Certificate of Designations contains restrictive covenants and terms that may make it difficult to procure additional financing and that may affect our financial condition and results of operations.
●	We have no current plans to pay dividends on our common stock, and our investors may not receive funds without selling their stock.
●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.
●	If securities analysts do not publish research or reports about our business, or if they publish negative evaluations, the price of our common stock could decline.
●	Having availed ourselves of scaled disclosure available to smaller reporting companies, we cannot be certain if such reduced disclosure will make our common stock less attractive to investors.

Other Risk Factors

●	Our confidential information may be disclosed by other parties.
●	We may fail to meet publicly announced financial guidance or other expectations about our business, which would cause our stock to decline in value.

Risks Related to our Financial Condition and Capital Requirements

Our consolidated financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations in order to continue as a going concern.

Our consolidated financial statements have been prepared on a going-concern basis. Historically, we have incurred operating losses and used cash in operating activities. As of December 31, 2025, we had cash and cash equivalents of approximately $2,716. Subsequent to year end, on February 24, 2026, we announced that we entered into a private placement of Series H Convertible Preferred Stock with accompanying warrants for expected gross proceeds of approximately $31,300 before fees and expenses. $9,000 of the proceeds was used to repurchase certain notes and redeem certain preferred stock and warrants, with the remainder available for working capital and general corporate purposes.

In light of the Series H financing and our current operating plan, management has concluded that the conditions that previously raised substantial doubt about our ability to continue as a going concern have been alleviated as of the date these financial statements are issued. Nevertheless, we expect to continue investing in our business and may seek additional financing to fund operations and strategic initiatives. There can be no assurance that additional financing, if needed, will be available on acceptable terms or at all. If we are unable to obtain sufficient capital when required, we may be forced to delay, reduce, or eliminate certain activities, implement additional cost-saving measures, or pursue strategic alternatives, any of which could adversely affect our business, financial condition, and results of operations.

The consolidated financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2025, the Company’s estimated aggregate total NOLs were $150,926 for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $127,912 for U.S. federal purposes with an indefinite life due to new regulations in the TCJA. of 2017. The NOL amounts are presented before Internal Revenue Code, Section 382 limitations ("Section 382"). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, the Company’s ability to utilize all such NOL and credit carryforwards may be limited. An IRC Section 382 Study has not yet been completed. The Coronavirus Aid, Relief, and Economic Security Act or "CARES Act" was enacted subsequent to the December 31, 2019 period, on March 27, 2020. The CARES act provided for favorable business provisions.  However, the Company does not anticipate the income tax provision changes to materially benefit the Company.

Global economic and market conditions may adversely affect our business, financial condition, and operating results.

Our business plan depends significantly on worldwide economic conditions and our success is dependent on consumer spending, which is sensitive to, among others, trade disputes, the imposition of tariffs, and other protectionist policies enacted by various governments, economic downturns, inflation and any associated rise in unemployment, declines in consumer confidence, adverse changes in exchange rates, increases in interest rates, the impact of high energy, fuel, food and healthcare costs, deflation, direct or indirect taxes, increases in consumer debt levels; fears of war or actual conflicts, such as the Russian invasion of Ukraine and the armed conflicts in the Middle East, civil unrest, terrorism or violence, and increased stock market volatility. As a result, economic downturns may have a material adverse impact on our business, financial condition, and results of operations. Moreover, uncertainty about global economic conditions poses a risk as businesses and individuals may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This could have a negative effect on corporate and individual spending on health and wellness and travel. These factors, taken together or individually, could cause material harm to our business, financial condition, and results of operations.

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

We have historically relied, and expect to continue to rely, on a combination of existing cash resources and external financing to fund our operations, growth initiatives, and capital expenditures. While we have accessed the equity markets in the past, we may need to raise additional capital in the future to support the continued development and expansion of our travel health and wellness concept and other strategic initiatives. We may not be able to obtain such financing on acceptable terms, or at all. The availability and terms of additional financing may be affected by a number of factors, including our operating results, capital requirements, market conditions, and the trading price of our common stock. Any future equity financing could be dilutive to existing stockholders, and we may also be constrained in our ability to raise capital due to our stock price or market volatility. If we are unable to raise additional funds when needed, we could be required to delay, reduce, or eliminate certain operating or growth plans, which could adversely affect our business and results of operations.

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

As of the fiscal year ended December 31, 2025, our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15(b) under the Exchange Act. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based upon that evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to the following material weaknesses:

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

We depend on third parties to provide services critical to our XpresTest bio surveillance business, including supplies, research products, and people, among other services. Third parties that provide services to us are subject to similar risks related to security of customer-related information and compliance with U.S., state, local, or international environmental, health and safety, and privacy and security laws and regulations as those faced by us. Any failure by third parties to comply with applicable laws, or any failure of third parties to provide services more generally, could have a material impact on us, whether because of the loss of the ability to receive services from the third parties, our legal liability for the actions or inactions of third parties, or otherwise. In addition, third parties to whom we outsource certain services or functions may process personal data, or other confidential information belonging to us. A breach or attack affecting these third parties could also harm our business, results of operations and reputation.

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

●	terrorist activities (including cyber-attacks) impacting either domestic or international travel through airports where we operate, causing fear of flying, flight cancellations, or an economic downturn, fears of war or actual conflicts, such as the Russian invasion of Ukraine, the armed conflict in the Middle East, civil unrest, terrorism or violence or any other events of a similar nature, even if not directly affecting the airline industry, may lead to a significant reduction in the number of airline passengers;
●	a decrease in business spending that impacts business travel, such as a recession;
●	a decrease in consumer spending that impacts leisure travel, such as a recession or a stock market downturn or a change in consumer lending regulations impacting available credit for leisure travel;
●	an increase in airfare prices that impacts the willingness of air travelers to fly, such as an increase in oil prices or heightened taxation from federal or other aviation authorities;
●	severe weather, ash clouds, airport closures, natural disasters, strikes or accidents (airplane or otherwise), causing travelers to decrease the amount that they fly and any of these events, or any other event of a similar nature, even if not directly affecting the airline industry, may lead to a significant reduction in the number of airline passengers;
●	as to our spa business, scientific studies that malign the use of spa services or the products used in spa services, such as the impact of certain chemicals and procedures on health and wellness;
●	streamlined security screening checkpoints, which could decrease the wait time at checkpoints and therefore the time air travelers’ budget for spending time at the airport; or
●	Customer preferences for services in general at the airport could change as dwell times in US airports continue to go down and more airports are focusing available concession space on quicker service food and beverage concepts.

Further, any disruption to, or suspension of services provided by airlines and the travel industry because of financial difficulties, labor disputes, military activity, construction work, increased security, changes to regulations governing airlines, mergers and acquisitions in the airline industry, higher fuel prices and challenging economic conditions causing airlines to reduce flight schedules or increase the price of airline tickets could negatively affect the number of airline passengers.

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

Our operations in United Arab Emirates can be negatively impacted by recent military conflict in the Middle East.

On February 28, 2026, Israel and the United States initiated a coordinated military operation in Iran. In response, Iran launched missiles and unmanned aerial vehicles toward Israel and other countries in the region, including United Arab Emirates. We currently operate two XpresSpa locations in the Dubai International Airport in the United Arab Emirates, and one XpresSpa location in the Zayad International Airport in Abu Dhabi, United Arab Emirates. Both airports have sustained minor damages from drone and missile strikes, resulting in a fatality and injuries. As a result of the conflict, many airlines have also cancelled their flights to the region and certain airports, including airports in United Arab Emirates, have had temporarily suspended their operations, which have since resumed, but are subject to further delays and/or suspensions.

Continued hostilities in the Middle East involving the United Arab Emirates could negatively impact our operations. The closure of airports or airspace, a reduction in airline operations, or decreased travel to the region could result in reduced passenger traffic at the airports where we operate, which could in turn reduce demand for our services and materially decrease our revenues. In addition, further military activity, missile or drone attacks, or the threat of such attacks could disrupt airport operations, damage infrastructure, or result in additional security restrictions imposed by governmental authorities or airport operators.

Any escalation of the conflict or additional attacks affecting aviation infrastructure in the region could lead to prolonged airport disruptions, increased operating costs, reduced customer traffic, or temporary or permanent closures of our locations in the United Arab Emirates, which could materially and adversely affect our business, financial condition and results of operations.

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

As of December 31, 2025, we had approximately 175 full-time and 105 part-time employees. Excluding some dedicated retail staff, most of our employees in our locations are licensed to perform spa services, and hold such licenses as masseuses, nail technicians, and aestheticians. The demand for these licensed technicians has been increasing as more consumers gravitate to health and wellness treatments such as spa services. We compete not only with other airport-based spa companies but also with spa companies outside of the airport for this skilled labor force. In addition, all staff hired by us must pass the background checks and security clearances necessary to work in airport locations. If we are unable to attract and retain qualified staff to work in our airport locations, our ability to operate in such locations, and our business and financial condition will be impacted negatively.

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

Negative social media regarding XWELL, XpresSpa, XpresTest or Naples Wax Center could result in decreased revenues and impact our ability to recruit workers.

Our affinity among consumers is highly dependent on their positive feelings about our brands, our customer service and the range and quality of services and products that we offer. A negative customer experience that is posted to social media outlets and is distributed virally could tarnish each of the XpresSpa, XpresTest or Naples Wax Center brands and our customers may opt to no longer engage with that particular brand, or any of our brands.

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

We have not declared or paid any cash dividends on our common stock, nor do we expect to pay any cash dividends on our common stock for the foreseeable future. Additionally, so long as any shares of our Series H Preferred Stock are outstanding, as they are at this time, we are not able to, without the prior written consent of the Required Holders (as defined in the Series H Certificate of Designations), directly or indirectly, redeem, repurchase or declare or pay any cash dividend or distribution on any of our capital stock. Investors seeking cash dividends should not invest in our common stock for that purpose. We currently intend to retain any additional future earnings to finance our operations and growth and, therefore, we have no plans to pay cash dividends on our common stock currently. Any future determination to pay cash dividends on our common stock will be at the discretion of our Board of Directors and will be dependent on our earnings, financial condition, operating results, capital requirements, any contractual restrictions, and other factors that our Board of Directors deems relevant.

Accordingly, our investors may have to sell some or all of their common stock to generate cash from their investment. You may not receive a gain on your investment when you sell our common stock and may lose the entire amount of your investment.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

The continued listing standards of Nasdaq provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days or if stockholders’ equity is less than $2,500,000. As of the date of this Annual Report on Form 10-K, we are now in compliance with the Minimum Bid Price Rule (as defined herein). In the past, we have failed to meet the continued listing requirements of Nasdaq. For example, on December 1, 2025, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days between October 17, 2025, to November 28, 2025, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq pursuant to Nasdaq Rule 5550(a)(2) (the “Minimum Bid Price Rule”). The letter also indicated that we will be provided with a compliance period of 180 days (until June 1, 2026) (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On March 11, 2026, we received a letter from the Listing Qualifications Department of Nasdaq stating that for the last 10 consecutive business days, from February 25, 2026, to March 10, 2026, the closing bid price of our common stock had been at or greater than $1.00 per share. Accordingly, we have regained compliance with the Minimum Bid Price Rule and per the Letter, the matter is now closed.

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

The Series H Certificate of Designations contains restrictive covenants and terms that may make it difficult to procure additional financing and that may affect our financial condition and results of operations.

The Series H Certificate of Designations contains certain restrictive covenants including but not limited to,  restrictions on directly or indirectly, redeeming, repurchasing or declaring or paying any cash dividend or distribution on any of our capital stock. Additionally, the Series H Preferred Stock also contains certain purchase rights (the “Purchase Rights”) permitting the holders of the Series H Preferred Stock to acquire upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of common stock acquirable upon complete conversion of all of its shares of Series H Preferred Stock. These restrictive covenants may may limit our flexibility in raising capital or incurring any indebtedness, which may have an adverse effect on our financial condition.

In connection with February 2026 Private Placement, we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

The securities purchase agreement, dated as of February 24, 2026, by and between us and the investor named therein (the “February 2026 Purchase Agreement”), pursuant to which we issued in a private placement (the “February 2026 Private Placement”) the shares of Series H Preferred Stock, and warrants to purchase shares of common stock (the  “February 2026 Warrants”), contains customary representations, warranties and agreements by the Company, customary conditions to closing and indemnification obligations of the Company, including for liabilities under the Securities Act and other obligations of the parties and termination provisions, including reservation requirements. In addition, pursuant to the placement agency agreement with Dominari Securities LLC (the “Placement Agent”), dated February 24, 2026, we agreed not to offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company or any securities in a Variable Rate Transaction (as defined therein) for period of six (6) month after the Closing of the February 2026 Private Placement.

If we require additional funding while these restrictive covenants remain in effect, we may be unable to effect a financing transaction on terms acceptable to us, or at all, while also remaining in compliance with the terms of the February 2026 Purchase Agreement, or we may be forced to seek a waiver from the investors party to the February 2026 Purchase Agreement and/or the Placement Agent, which such investors and/or the Placement Agent are not obligated to grant to us.

Substantial future sales or other issuances of our common stock could depress the market for our common stock.

Sales of a substantial number of shares of our common stock and any future sales of a substantial number of shares of common stock in the public market, including the issuance of shares or any shares issuable upon conversion of the shares of Series H Preferred Stock or exercise of the February 2026 Warrants, among others, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise funds through the sale of equity and equity-related securities in the future at a time and price that our management deems acceptable, or at all. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock, which could also depress the market for our common stock. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares for sale will have on the market price of our common stock.

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

We may be unable to raise capital by offering shares of our common stock because we do not currently have enough authorized shares available for such a transaction.

Under our Amended and Restated Certificate of Incorporation, as amended (the “Charter”) we currently have only 1,896,776 authorized and unissued shares of common stock that would be available for offering in a capital-raising transaction. This number of shares would not be sufficient for raising a significant amount of capital by means of an offering of shares. In order to increase the number of authorized shares of common stock, our Charter would need to be amended, which may only be done by the vote of our stockholders. Calling a meeting of our stockholders involves a significant amount of time and expense and, in any event, should such a meeting be called for the purpose of increasing the number of authorized shares of common stock, there can be no assurance that our stockholders would vote in favor of such a proposal. The fact that we do not currently have enough authorized shares available for a capital-raising transaction may make us dependent on alternative means of raising capital in order to continue our operations, and there can be no assurance that such alternative means may be available to us on acceptable terms or at all.

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

ITEM 2. PROPERTIES

As of December 31, 2025, besides our Global Support Center at 254 West 31st Street in New York City, XWELL had 35 spas and wellness centers in 31 airport and off-airport locations, in the United States, Netherlands, Turkey, and the United Arab Emirates. All of the locations as of that date were leased, typically with one or two renewal options after the initial term. Economic terms vary by type and location of store, and on average, the lease terms are 5-10 years with several locations operating on a month-to-month basis. We believe that our facility and our leases are adequate to accommodate our business needs.

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

With respect to our outstanding legal matters, based on our current knowledge, our management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, we did not record a liability for all outstanding legal matters as of December 31, 2025. Related legal fees are recorded in the period in which they are incurred.

November 2025 Employment Litigation

On November 10, 2025, a former employee filed a complaint in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, against XpresSpa Holdings, LLC. The action was subsequently removed to the United States District Court for the Southern District of Florida on January 15, 2026.

The complaint alleged claims for age discrimination and retaliation under the Age Discrimination in Employment Act and the Florida Civil Rights Act, disability discrimination under the Americans with Disabilities Act and the Florida Civil Rights Act, and retaliation under Title VII and the Florida Civil Rights Act. The plaintiff alleged, among other things, that they were subjected to age-based and disability-related harassment and that their employment was terminated on July 25, 2024, in retaliation for complaints of discrimination. The complaint sought compensatory and punitive damages, backpay, front pay or reinstatement, injunctive relief, and attorneys’ fees.

The Company denied the allegations and any liability. In order to avoid the expense and uncertainty of further litigation, the parties entered into a confidential settlement agreement. Under the terms of the agreement, the Company agreed to pay a de minimis settlement amount, allocated among alleged lost wages, non-wage damages, and attorneys’ fees. In exchange, the plaintiff agreed to dismiss the action with prejudice and to provide a general release of claims against the Company and related parties. The agreement includes customary provisions regarding confidentiality, non-disparagement, and no admission of liability.

The Company does not expect this matter to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

This dispute arises out of the alleged breaches of varies contracts between the parties as well as other improper conduct relating to the Operating Agreements. The matter is currently in the closing stages of arbitration. The evidentiary proceedings have concluded, and while the arbitrator has not yet issued a decision, a final judgment remains pending.

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

Stockholders

As of March 26, 2026, we had 90 stockholders of record of the 7,926,766 outstanding shares of our common stock and 1 stockholder of record of the 31,333 outstanding shares of our Series H Preferred Stock. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Additionally, so long as any shares of our Series H Preferred Stock are outstanding, as they are at this time, we are not able to, without the prior written consent of the Required Holders (as defined in the Series H Certificate of Designations), directly or indirectly, redeem, repurchase or declare or pay any cash dividend or distribution on any of our capital stock (other than as required by the Series H Certificate of Designations). We currently intend to retain future earnings, if any, to finance our operations and to expand our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors considers appropriate.

Unregistered Sales of Equity Securities

All sales of unregistered securities during the year ended December 31, 2025, were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Recent Developments

January 2025 Private Placement

On January 14, 2025, the Company entered into a securities purchase agreement with the investors named therein (the “January 2025 Investors”), pursuant to which the Company issued and sold on January 14, 2025, in a private placement (the “January 2025 Private Placement”), (i) an aggregate of 4,000 shares of the Company’s newly-designated Series G Convertible Preferred Stock, par value $0.01 per share and stated value of $1,000 per share (the “Stated Value”) (the “Series G Preferred Stock”), initially convertible into up to 2,673,797 shares of common stock at a conversion price of $1.496 per share (the “Series G Preferred Stock”), (ii) Series A warrants (the “Series A Warrants”) to acquire up to an aggregate of 2,673,797 shares of common stock at an exercise price of $1.496 per share, and (iii) Series B warrants (the “Series B Warrants” and collectively, with the Series A Warrants, the “Warrants”) to acquire up to an aggregate of 2,673,797 shares of common stock at an exercise price of $1.7952 per share. Each share of Series G Preferred Stock and accompanying Warrants were sold together at a combined offering price of $1,000. The January 2025 Private Placement closed on January 14, 2025.

May 2025 Warrant Amendment

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

November 2025 Exchange Agreement

On November 3, 2025, the Company entered into a Securities Exchange and Amendment Agreement (the “Exchange Agreement”) with the January 2025 Investors, pursuant to which, the Company exchanged a portion of the Company’s outstanding shares of Series G Preferred Stock, including all accrued and unpaid dividends thereon equal to $1,800 in aggregate Stated Value, held by the January 2025 Investors, for senior secured convertible notes (collectively, the “Notes”) in the aggregate principal amount of $3,387 (collectively, the “Exchange”). The Notes were convertible into shares of the Company’s Common Stock in accordance with their terms and were secured by a first priority security interest in the assets of the Company and its subsidiaries. The Exchange closed on November 10, 2025 (the “Closing Date”).

In connection with the Exchange, the Company and the January 2025 Investors agreed to (A) amend certain terms of the Company’s Series G Preferred Stock as set forth in a Certificate of Amendment (the “Certificate of Amendment”) to the Certificate of Designations of the Series G Convertible Preferred Stock (the “Certificate of Designations”) as described below, and (B) amend and restate the January 2025 Investors’ (i) Series A warrants (the “Amended and Restated Series A Warrants”) and (ii) Series B Warrants (the “Amended and Restated Series B Warrants” and, collectively with the Amended and Restated Series A Warrants, the “Amended and Restated Warrants”) to (A) reduce the exercise price of the Warrants to $1.00, and (B) add certain anti-dilution provisions such that the exercise price of the Warrants will be subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price.

February 2026 Private Placement

On February 24, 2026, the Company entered into the February 2026 Purchase Agreement with the a certain accredited investor (the “February 2026 Purchaser”) for the issuance and sale in a private placement of an aggregate of (i) 31,333 shares of the Company’s newly-designated Series H Convertible Preferred Stock, par value of $0.01 per share and a stated value of $1,000 per share (the “Series H Preferred Stock”), initially convertible into up to 66,665,957 shares of common stock, at an initial conversion price of $0.47 per share, subject to adjustment for certain customary adjustments, and (ii) the warrants (the “February 2026 Warrants”) to purchase up to 66,665,957 shares of common stock, at an initial exercise price of $0.345 per share, subject to adjustment for certain customary adjustments, for aggregate gross proceeds of approximately $31,300. The February 2026 Warrants expire three years from the date of issuance. The February 2026 Private Placement closed on February 27, 2026.

In connection with the February 2026 Private Placement, pursuant to a placement agency agreement (the “Placement Agency Agreement”), dated as of February 24, 2026, by and between the Company and Dominari Securities LLC (the “Placement Agent”), the Company engaged the Placement Agent to act as an exclusive placement agent in connection with the February 2026 Private Placement and agreed to (i) pay to the Placement Agent (a) a cash fee equal to 8% of the gross proceeds of the February 2026 Private Placement and (b) reimbursements and payments of certain expenses, including non-accountable expense allowance equal to 1% of the gross proceeds raised in the February 2026 Private Placement and reasonable out-of-pocket expenses, not to exceed $250, and (ii) issue to the Placement Agent warrants (the “Placement Agent Warrants”) to purchase up to an aggregate number of shares of Common Stock equal to 8% of the aggregate number of shares of common stock underlying the securities issued in the February 2026 Private Placement, with terms identical to the February 2026 Warrants, except that the Placement Agent Warrants have a term of five (5) years from the date of issuance. The Placement Agency Agreement contains customary representations, warranties and agreements of the parties, and customary indemnification obligations of the Company.

In connection with the February 2026 Private Placement, the Company entered  into a registration rights agreement (the “Registration Rights Agreement”) with the February 2026 Purchaser and the Placement Agent, pursuant to which the Company has agreed to prepare and file a registration statement with the SEC registering the resale of the shares of common stock underlying the Series H Preferred Stock and shares of common stock underlying the February 2026 Warrants and the Placement Agent Warrants no later than the earlier of (a) 50 days after the later of (1) the closing date of the February 2026 Private Placement or (2) the Escrow Release Date (as defined in the Registration Rights Agreement) and (b) the second trading day following the date on which the Company files its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Filing Deadline”), and to use best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than 60 days following the Filing Deadline (or 90 days following the Filing Deadline in the event of a “full review” by the SEC).

The Company used the net proceeds from the February 2026 Private Placement, in part, to repurchase certain outstanding indebtedness, redeem previously issued preferred equity and warrants in the Repurchase (see below February 2026 Omnibus Agreement).

February 2026 Omnibus Agreement

On February 24, 2026, the Company entered into the Omnibus Agreement, by and between the Company and January 2025 Investors, pursuant to which, the Company agreed to (i) repurchase from the January 2025 Investors $5,673 of aggregate principal amount of the Notes, representing the entire outstanding principal amounts of the Notes and any accrued and unpaid interest thereon, (ii) redeem 196 shares of Series G Preferred Stock held by the January 2025 Investors, including $283 of accrued and unpaid dividends thereon, representing all outstanding shares of Series G Preferred Stock, and (iii) redeem all Amended and Restated Warrants held by the January 2025 Investors, representing all outstanding Series A Warrants and Series B Warrants, for an aggregate cash purchase price of $9,000 (collectively, the “Repurchase”). The Repurchase closed on March 2, 2026.

On March 4, 2026, the Company filed a Certificate of Elimination (the “Certificate of Elimination”) with respect to its Series G Preferred Stock, with the Delaware Secretary of State. The Certificate of Elimination (i) eliminates the previous designation of 4,000 shares of Series G Preferred Stock, none of which were outstanding at the time of filing, (ii) causes such shares of Series G Preferred Stock to resume the status of authorized but unissued shares of preferred stock of the Company and (iii) eliminates all reference to the Series G Preferred Stock from the Company’s Amended and Restated Certificate of Incorporation, as amended.

Preferred Stock

The terms of the Preferred Stock are set forth in the respective Certificate of Designations. The shares of Series H Preferred Stock are convertible into the Conversion Shares at the election of the holders of the Series H Preferred Stock (the “Holders”) at any time at an initial conversion price of $0.47 per share (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like.

A Holder of the Series H Preferred Stock may not convert any portion of the Preferred Stock to the extent that the Holder, together with its affiliates, would beneficially own more than 4.99% of the Company’s outstanding shares of Common Stock immediately after conversion, except that upon at least 61 days’ prior notice from the Holder to the Company, the Holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion.

Pursuant to the Certificate of Designations, so long as any shares of the Series H Preferred Stock are outstanding, the Company may not, directly or indirectly, redeem, or declare or pay any cash dividend or distribution on, any securities of the Company without the prior express written consent of the Required Holders (as defined in the Certificate of Designations). In the event that dividends are consented to by the Required Holders, the Holders of the Series H Preferred Stock shall be entitled to receive dividends on shares of the Series H Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends may be paid on shares of the Series H Preferred Stock.

Except as otherwise provided in the Certificate of Designations or as otherwise required by law, the Series H Preferred Stock will have no voting rights except as provided by law. However, as long as any shares of Preferred Stock are outstanding, the Company may not, without the affirmative vote at a meeting duly called for such purpose, or the written consent without a meeting, of the Required Holders, voting together as a single class, (a) amend or repeal any provision of, or add any provision to, its charter documents, including, without limitation, its Certificate of Incorporation or bylaws, the Certificate of Designation, or file any certificate of designations or articles of amendment of any series of shares of preferred stock, in each case, only if such action would adversely alter or change in any respect the preferences, rights, privileges or powers, or restrictions provided for the benefit, of the Series H Preferred Stock, regardless of whether any such action shall be by means of amendment to the Certificate of Incorporation or by merger, consolidation or otherwise; (b) increase or decrease (other than by conversion) the authorized number of shares of the Preferred Stock; (c) create or authorize (by reclassification or otherwise) any new class or series of shares that has a preference over the Preferred Stock with respect to dividends or the distribution of assets on the liquidation, dissolution or winding up of the Company; (d) pay dividends or make any other distribution on any shares of any capital stock of the Company junior in rank to the Preferred Stock; or (e) whether or not prohibited by the terms of the Preferred Stock, circumvent a right of the Preferred Stock.

There is no established public trading market for the Preferred Stock and the Company does not intend to list the Series H Preferred Stock on any national securities exchange or nationally recognized trading system.

Warrants

The exercise price of the Warrants is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like. A holder of the Warrants may not exercise any portion of such holder’s Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

There is no established public trading market for the Warrants and the Company does not intend to list the Warrants on any national securities exchange or nationally recognized trading system.

Pro Forma Financial Statements

The Private Placement and Repurchase (collectively, the “Restructuring”) represent a significant restructuring of the Company’s capital including a significant repayment of debt. The accompanying unaudited pro forma consolidated balance sheet as of December 31, 2025 is presented as if the Restructuring had occurred on December 31, 2025. The Restructuring is not expected to have an impact on the Company’s consolidated statements of operations and thus no pro forma consolidated statement of operations is presented.

These unaudited pro forma condensed consolidated financial statements have been prepared in accordance with Article 11 of Regulation S-X and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States.

The unaudited pro forma condensed consolidated financial information is subject to the assumptions and adjustments described in the accompanying notes. These assumptions and adjustments are based on information presently available. Actual adjustments may differ materially from the information presented. The unaudited pro forma consolidated financial statements are based on the historical financial statements of the Company for each period presented and in the opinion of the Company’s management, all adjustments and disclosures necessary for a fair presentation of the pro forma data have been made. These unaudited pro forma consolidated financial statements are presented for illustrative purposes only and are not necessarily indicative of the results of operations or financial condition that would have been achieved had events reflected been completed as of the dates indicated and may not be useful in predicting the impact of the reflected transactions on the future financial condition and results of operations of the Company due to a variety of factors.

The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable. The unaudited pro forma consolidated financial statements are for illustrative and informational purposes only and do not purport to represent what our financial position or results of operations would have been if the proposed transactions had actually occurred as of the dates indicated, nor does it project our financial position at any future date or our results of operations or cash flows for any future period.

The adjustments in the unaudited pro forma consolidated financial information have been identified and presented to provide relevant information necessary for an illustrative understanding of XWELL, Inc. upon consummation of the Restructuring. The unaudited pro forma transaction accounting adjustments presented in the accompanying notes represent management’s estimates based on information available as of the date of these unaudited pro forma consolidated financial statements and are subject to change as additional information becomes available and analyses are performed.

XWELL, Inc. and Subsidiaries

UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2025

(In thousands, except share and per share data)

		Adjustments
		- Private		Adjustments -
	Historical	Placement		Repurchase		Pro Forma
Assets
Current assets:
Cash and cash equivalents	$2,617	$28,047	(a)	$(9,000)	(b)	$21,664
Marketable Securities	7	—		—		7
Accounts receivable	1,560	—		—		1,560
Inventory	509	—		—		509
Other current assets	1,217	—		—		1,217
Total current assets	5,910	28,047		(9,000)		24,957

Restricted cash	251	—		—		251
Property and equipment, net	1,665	—		—		1,665
Intangible assets, net	101	—		—		101
Operating lease right of use assets, net	1,039	—		—		1,039
Goodwill	—	—		—		—
Security deposits	2,127	—		—		2,127
Other assets	124	—		—		124
Total assets	$11,217	$28,047		$(9,000)		$30,264

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,836	$—		$—		$2,836
Accrued expenses and other current liabilities	2,940	—		(35)	(b)	2,905
Accrued Series G Convertible Preferred payable	538	—		(538)	(b)	—
Current portion of operating lease liabilities	1,862	—		—		1,862
Deferred revenue	1,126	—		—		1,126
Convertible senior secured note, net	3,590	—		(3,590)	(b)	—
Total current liabilities	12,892	—		(4,163)		8,729

Long-term liabilities:
Derivative liability	3,870	—		(3,870)	(b)	—
Operating lease liabilities	7,035	—		—		7,035
Total liabilities	23,797	—		(8,033)		15,764

Temporary Equity
Series G Convertible Preferred Stock, $0.01 par value per share and $1,000 stated value per share, 4,000 shares authorized; 196 shares issued and outstanding as of December 31, 2025; Liquidation preference of $380 as of December 31, 2025	224	—		(224)	(b)	—

Stockholders' Equity:
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 6,071,324 shares issued and outstanding as of December 31, 2025	61	—		—		61
Series H Convertible Preferred Stock, $0.01 par value per share and $1,000 stated value per share, 35,000 shares authorized; 31,333 shares issued and outstanding on a pro forma basis as of December 31, 2025; Liquidation preference of $31,333 as of December 31, 2025.	—	—	(a)	—		—
Additional paid-in capital	468,915	28,047	(a)	(743)	(b)	496,219
Accumulated deficit	(489,697)	—		—		(489,697)
Accumulated other comprehensive loss	(1,541)	—		—		(1,541)
Total deficit attributable to XWELL, Inc.	(22,262)	28,047		(743)		5,042
Noncontrolling interests	9,458					9,458
Total equity	(12,804)	28,047		(743)		14,500
Total Liabilities and Stockholders' Equity	$11,217	$28,047		$(9,000)		$30,264

See accompanying notes to the consolidated financial statements.

NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

(a)

Adjustment reflects the Private Placement Closing. The Company incurred an estimated $3,286 in cash transaction costs directly attributable to the Private Placement, resulting in total net proceeds of $28,047. The Preferred Stock, Warrants, and Placement Agent Warrants were determined to meet the criteria to be classified in equity pursuant to Accounting Standards Codification (“ASC”) Topic 815 – Derivatives and Hedging and ASC Topic 480 – Distinguishing Liabilities from Equity.

(b)

Adjustment reflects the Repurchase. The Repurchase represents an extinguishment of the Notes (including all accrued interest and the settlement of the bifurcated derivative liability) which were held by a related party and concurrent redemption of the Series G Preferred Shares (including the settlement of the bifurcated derivative liability) and Series Warrants. The excess of the $9,000 cash purchase price over the aggregate carrying value of the instruments is recognized as an equity distribution from additional paid-in capital.

Nasdaq Minimum Bid Price Requirement

On December 1, 2025, we received a letter (the “Letter”) from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days between October 17, 2025, to November 28, 2025, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). The letter also indicated that we will be provided with a compliance period of 180 days (until June 1, 2026) (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On March 11, 2026, we received a letter from the Listing Qualifications Department of Nasdaq stating that for the last 10 consecutive business days, from February 25, 2026, to March 10, 2026, the closing bid price of our common stock had been at or greater than $1.00 per share. Accordingly, we have regained compliance with the Minimum Bid Price Rule and per the Letter, the matter is now closed.

Year ended December 31, 2025, compared to the year ended December 31, 2024

Revenue

	Year ended December 31,
	2025	2024	Inc/(Dec)
Total revenue, net	$29,210	$33,897	$(4,687)

During the year ended December 31, 2025, total revenues decreased $4,687, or 14%. The decrease was driven primarily by a decline in revenues within the XpresTest segment, reflecting reduced testing volumes. This decrease was partially offset by modest growth in service revenues from newly opened Naples Wax locations.

Cost of sales

	Year ended December 31,
	2025	2024	Inc/(Dec)
Total cost of sales	$21,704	$24,978	$(3,274)

During the year ended December 31, 2025, total cost of sales decreased $3,274, or 13%. The decrease in total cost of sales was primarily driven by the closure of the Treat business and 3 XpresSpa locations that were under performing. The largest components in the cost of sales for that segment are labor costs at the location-level. Total cost of sales also includes rent and related occupancy costs, which primarily includes rent based on percentage of sales, as well as other product costs directly associated with the procurement of retail inventory, and other operating costs.

Depreciation and amortization

	Year ended December 31,
	2025	2024	Inc/(Dec)
Depreciation and amortization	$862	$938	$(76)

During the year ended December 31, 2025, depreciation and amortization expense decreased $76, or 8%, compared to the depreciation and amortization expense recorded during the year ended December 31, 2024. The decrease was primarily due to fewer long-lived assets available for depreciation and amortization in 2025 as compared to 2024 due the impairment of long-lived assets which occurred in the latter half of fiscal year 2024.

Impairment /loss on disposal of assets

The following table summarizes impairment charges for the years ended December 31, 2025 and 2024, recorded on the consolidated statement of operations and comprehensive loss:

	Year ended December 31,
	2025	2024	Inc/(Dec)
Impairment of long-lived assets	$3,149	$1,711	$1,438
Impairment of operating lease right-of-use assets	1,736	2,805	(1,069)
Loss on disposal of assets, net	40	90	(50)
Goodwill impairment	1,389	—	1,389

The Company identified triggering events and completed an assessment of the Company’s property and equipment, intangible assets and right of use lease assets for impairment as of December 31, 2025 and 2024. As of December 31, 2025, the Company recorded an impairment of property and equipment, intangible assets, and right of use lease assets of approximately $2,529, $620 and $1,736, respectively, as compared to December 31, 2024 of approximately $1,706, $5, and $2,805 impairment of property and equipment, intangible assets, and right of use lease assets, respectively.

As of December 31, 2025, after recording ASC 360 long-lived asset impairments, the Company evaluated goodwill for impairment under ASC 350 using a qualitative assessment. In the absence of a contemporaneous quantitative valuation, and considering persistent losses, negative projected cash flows, and other adverse indicators, management concluded it was more-likely-than-not that the reporting unit’s fair value did not exceed it’s carrying amount. The Company therefore recorded a full impairment as of December 31, 2025, related to the Goodwill associated with the Naples Wax business, and as a result recognized an impairment charge of $1,389.

No impairment for goodwill was recognized as of December 31, 2024.

General and administrative

	Year ended December 31,
	2025	2024	Inc/(Dec)
General and administrative	$16,000	$20,082	$(4,082)

During the year ended December 31, 2025, general and administrative expenses decreased by $4,082 or 20%, which was primarily due to rightsizing our existing business and optimizing our cost structure. We have significantly reduced operating and overhead expenses while we continue to focus on returning to overall profitability.

Gain on investments, realized and unrealized

	Year ended December 31,
	2025	2024	Inc/(Dec)
Gain on investments, realized and unrealized	$61	$356	$(295)

As of December 31, 2025, the decrease is primarily driven by the decrease in marketable securities balance in 2025 as compared to 2024. Gain on investments is affected by the adjustments to the fair value of our equity investments, which could fluctuate materially from period to period. The fair value of these instruments depends on a variety of assumptions.

Other non-operating expenses, net

	Year ended December 31,
	2025	2024	Inc/(Dec)
Foreign exchange loss	$(654)	$(259)	$(395)
Other non-operating expense, net	(167)	(211)	44

The increase in foreign exchange loss of $395 was primarily due to the fluctuation of the foreign exchange rate in Turkey, creating a remeasurement loss on our lease liability. The decrease in other non-operating expense of $44, net was primarily driven by a decrease in finance expenses related to bank fees and charges.

The following is a summary of the transactions included in other non-operating expenses, net for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Bank fees and financing charges	$(134)	$(179)
Other	(33)	(32)
Total	$(167)	$(211)

Change in fair value of warrants and derivatives

	Year ended December 31,
	2025	2024
Change in fair value of derivative liability	$(80)	$—
Change in fair value of warrant liability	3,215	—
Loss on issuance of Series G Preferred Stock	(3,443)	—

The change in fair value of derivatives and warrant liabilities during the year ended December 31, 2025 primarily reflects changes in the Company’s stock price and the impact of amendments to certain outstanding warrant agreements entered into in November 2025 in connection with the Securities Exchange and Amendment Agreement with holders of the Company’s Series G Convertible Preferred Stock. As part of this transaction, certain warrants were amended and restated and a portion of the outstanding Series G Convertible Preferred Stock was exchanged for senior secured convertible notes. These modifications affected the valuation assumptions used in measuring the related derivative and warrant liabilities at fair value. The loss on issuance is due to the initial fair value of the Series G Preferred Stock exceeding the fair value of the proceeds received.

Interest income, net

	Year ended December 31,
	2025	2024	Inc/(Dec)
Interest income, net	$661	$380	$281

The increase of $281 was primarily driven by the recognition of $473 in interest income associated with the employee retention credit, partially offset by lower interest earned on cash balances during the period.

Income Taxes

As of December 31, 2025, the Company’s estimated aggregate total NOLs were $150,926 for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $127,912 for U.S. federal purposes with an indefinite life due to new regulations in the TCJA. of 2017. The NOL amounts are presented before Internal Revenue Code, Section 382 limitations ("Section 382"). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, the Company’s ability to utilize all such NOL and credit carryforwards may be limited. An IRC Section 382 Study has not yet been completed.

We did not have any material unrecognized tax benefits as of December 31, 2025. We do not expect to record any additional material provisions for unrecognized tax benefits within the next year.

Going Concern and Liquidity

As of December 31, 2025, the Company had cash and cash equivalents of approximately $2,617, marketable securities of $7, total current assets of $5,910, total current liabilities of $12,892, and long term operating lease liabilities of $7,035. The Company’s working capital was in a deficit position at December 31, 2025, compared with a working capital surplus of $6,113 at December 31, 2024. These conditions, together with historical operating losses and negative cash flows from operations, previously raised substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these financial statements.

On February 24, 2026, the Company announced it had entered into a securities purchase agreement for a private placement of Series H Convertible Preferred Stock and accompanying warrants, which is expected to result in gross proceeds of approximately $31,300 before fees and expenses. The private placement was priced at-the-market under Nasdaq rules and closed on February 26, 2026. As described in the announcement, the Company intends to use a portion of the proceeds to repurchase certain outstanding notes, redeem the Company’s Series G Preferred Stock and certain warrants, with the remainder used for general corporate purposes and working capital needs.

Management evaluated the impact of this financing, together with the Company’s current operating plan, on the Company’s liquidity and capital resources for the twelve months following the issuance of these financial statements. The expected net proceeds from the Series H transaction are anticipated to eliminate the Company’s working capital deficit and provide sufficient liquidity to fund operations for at least the next twelve months. On this basis, management has concluded that the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern have been alleviated as of the date these financial statements are issued.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if the Company were unable to continue as a going concern.

Cash flows

	Year ended December 31,
	2025	2024	Change
Net cash used in operating activities	$(8,713)	$(11,005)	$2,292
Net cash provided by investing activities	$4,332	$5,895	$(1,563)
Net cash provided by financing activities	$1,942	$1,359	$583

Operating activities

During the year ended December 31, 2025, net cash used in operating activities was $8,713 compared to net cash used in operating activities during the year ended December 31, 2024 of $11,005. The decrease in net cash used in operating activities was primarily due the Company’s reduction of operating and overhead expenses such as lower occupancy costs in 2025 as compared to 2024.

Investing activities

During the year ended December 31, 2025, net cash provided by investing activities was $4,332, compared to net cash provided by investing activities during the year ended December 31, 2024 of $5,895.  Cash provided in 2025 came primarily from the sale of marketable securities of approximately $7,391, partially offset by the purchase of $2,964 of property and equipment. Cash provided in 2024 came primarily from the sale of marketable securities of approximately $7,986, partially offset by the purchase of 1,783 of property and equipment.

Financing activities

During the year ended December 31, 2025, net cash provided by financing activities increased by $583, primarily reflecting $4,000 of net proceeds from the January 2025 Private Placement, partially offset by financing cash outflows. During the year ended December 31, 2024, net cash provided by financing activities increased by $1,359 primarily due to the net proceeds received from the August 2024 Registered Direct Offering (as defined below).

Sources of Liquidity

August 2024 Registered Direct Offering

On August 6, 2024, we entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which we agreed to sell and issue in a registered direct offering (the “August 2024 Registered Direct Offering”), an aggregate of 652,705 shares (the “August 2024 Shares”) of our common stock. The gross proceeds to us from the August 2024 Registered Direct Offering, prior to deducting estimated fees and expenses of $100, were approximately $1,400. The August 2024 Registered Direct Offering closed on August 8, 2024.

The August 2024 Shares were offered and sold pursuant to a shelf registration statement on Form S-3 (File No. 333-273726), previously filed with the SEC on August 4, 2023, and declared effective by the SEC on September 29, 2023, and the base prospectus included therein.

January 2025 Private Placement

On January 14, 2025, we entered into a January 2025 Purchase Agreement with the January 2025 Investors, pursuant to which we sold to the January 2025 Investors: (i) an aggregate of 4,000 shares of Series G Preferred Stock, initially convertible into up to 2,673,797 shares of the Company’s common stock at a conversion price of $1.496 per share, (ii) Series A Warrants to acquire up to an aggregate of 2,673,797 shares of common stock at an exercise price of $1.496 per share, and (iii) Series B Warrants to acquire up to an aggregate of 2,673,797 shares of common stock at an exercise price of $1.7952 per share.

The closing of the Private Placement occurred on January 14, 2025 (the “Closing Date”). The aggregate gross proceeds from the Private Placement were $4,000.

February 2026 Private Placement of Preferred Shares and Warrants

On February 24, 2026, the Company entered into the February 2026 Purchase Agreement with the February 2026 Purchaser for the issuance and sale in a private placement of an aggregate of (i) 31,333 shares of the Company’s newly-designated Series H Convertible Preferred Stock, with a par value of $0.01 per share and a stated value of $1,000 per share, initially convertible into up to 66,665,957 shares of Common Stock, at an initial conversion price of $0.47 per share, subject to adjustment for certain customary adjustments, and (ii) the February 2026 Warrants to purchase up to 66,665,957 shares of Common Stock, at an initial exercise price of $0.345 per share, subject to adjustment for certain customary adjustments. The February 2026 Warrants expire three years from the date of issuance. The February 2026 Private

Placement closed on February 27, 2026. Gross proceeds from the issuance are expected to be approximately $31,300 before fees and expenses.

Nasdaq Minimum Bid Price Requirement

On December 1, 2025, we received the Letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days between October 17, 2025, to November 28, 2025, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq pursuant to the Minimum Bid Price Rule. The letter also indicated that we will be provided with a compliance period of 180 days (until June 1, 2026), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On March 11, 2026, we received a letter from the Listing Qualifications Department of Nasdaq stating that for the last 10 consecutive business days, from February 25, 2026, to March 10, 2026, the closing bid price of our common stock had been at or greater than $1.00 per share. Accordingly, we have regained compliance with the Minimum Bid Price Rule and per the Letter, the matter is now closed.

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

We believe the following accounting estimates to be the most critical estimates we used in preparing our consolidated financial statements for the year ended December 31, 2025.

Derivative Financial Instruments

The Company measures the fair value of financial assets and liabilities in accordance with GAAP, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into certain financial instruments and contracts, such as debt financing arrangements and the issuance of preferred stock with detachable common stock warrants features that are either i) not afforded equity classification, ii) embody risks not clearly and closely related to host contracts, or iii) may be net-cash settled by the counterparty. These instruments are required to be recognized as derivative liabilities, at fair value. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility of the Company’s common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and our probability of default. The fair value of the bifurcated embedded derivative related to the convertible notes was also estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility of the

Company’s common stock, the time to maturity of the convertible notes, the risk-free interest rate for a period that approximates the time to maturity, the stated interest rate, and our probability of default.

Intangible assets

Intangible assets include customer relationships, trade names, and technology, which were primarily acquired as part of the acquisition of XpresSpa in December 2016 and Naples Wax Center in 2023 and were recorded based on the estimated fair value in purchase price allocation. The intangible assets are amortized over their estimated useful lives, which are periodically evaluated for reasonableness.

The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount in which the carrying value exceeds the fair value of the asset. In assessing the recoverability of the Company’s intangible assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. During the year ended December 31, 2025, the Company recorded $620 of intangible impairment loss. During the year ended December 31, 2024, the Company recorded $5 of intangible impairment loss.

Recently adopted accounting pronouncements

Please refer Note 2 to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Known Trends, Events and Uncertainties

Ongoing conflicts in Russia,  Ukraine, and the Middle East, including related sanctions and countermeasures and involvement of the United States and other countries, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. We may not be able to raise sufficient additional capital and may tailor our business and operations based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful. Additionally, our ability to operate depends upon a large number of airplane travelers with the propensity for health and wellness, and in particular spa treatments and products, spending significant time post-security clearance check points at airports. The number of airline travelers at any given time is volatile and subject to change based on various conditions, including but not limited to market and other conditions, prices of travel fare, and oil and gas prices.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, our Certifying Officers concluded that, as of December 31, 2025, the evaluation date, our disclosure controls and procedures were not effective due to the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding the material weaknesses in our internal control over financial reporting, our management has determined that the consolidated financial statements for the periods covered by and included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

ITEM 11. EXECUTIVE COMPENSATION

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

3.6	Certificate of Designations of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on January 15, 2025).

3.7	First Amendment to Third Amended and Restated Bylaws of XWELL, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2025).

3.8

Certificate of Amendment of Certificate of Designations of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2025).

3.9	Certificate of Designations of Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2026).

3.10	Certificate of Elimination of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2026).

4.1	Description of the Registrant’s Securities (incorporated by reference from Exhibit 4.22 to our Annual Report on Form 10-K filed with the SEC on April 20, 2020)

4.2

Tax Benefits Preservation Plan, dated as of August 16, 2024, between XWELL, Inc. and Equiniti Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 16, 2024).

4.3	Form of Series A Warrant issued on January 14, 2025 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on January 15, 2025).

4.4	Form of Series B Warrant issued on January 14, 2025 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on January 15, 2025).

4.5	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2025).

4.6	Form of Amended and Restated Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2025).

4.7	Form of Amended and Restated Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2025).

4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2026).

4.9	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2026).

10.1†	Form of Management Option Agreement (incorporated by reference from our Registration Statement on Form S-1 filed on March 29, 2010)

2.4
Exhibit No.	Description

10.2†	Form of Stock Option Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

10.3†	Form of Restricted Stock Unit Agreement (incorporated by reference from our Registration Statement on Form S-8 filed on July 26, 2012)

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

2.4
Exhibit No.	Description

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

10.23†

Amendment to the XWELL, Inc. 2020 Equity Incentive Plan, effective as of February 13, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2025).

10.24

Form of Omnibus Amendment, by and among XWELL, Inc. and the investor listed on the signature page thereto (incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 20, 2025).

10.25

Form of Securities Exchange and Amendment Agreement, dated as of November 3, 2025, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2025).

10.26+

Securities Purchase Agreement, dated February 24, 2026, by and among the Company and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2026).

10.27	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2026).

10.28

Placement Agency Agreement, dated February 24, 2026, by and between the Company and Dominari Securities LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2026).

10.29	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2026).

10.30

Omnibus Agreement, dated February 24, 2026, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2026).

19.1*	Insider Trading Policy of XWELL, Inc. (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025).

2.4
Exhibit No.	Description

21.1	List of Subsidiaries of XWELL, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10 - K filed with the SEC on April 16, 2024).

23.1*	Consent of CBIZ CPAs P.C., independent registered public accounting firm

23.2*	Consent of Marcum LLP, independent registered public accounting firm

24.1*	Power of Attorney (attached to the signature page hereto).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	XWELL, INC Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10 - K filed with the SEC on April 16, 2024).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL documents)

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

None.

XWELL, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

XWELL, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of XWELL, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in temporary equity and stockholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”).  In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Fair Value of Financial Instruments

Critical Audit Matter Description

As described in Notes 2, 9, 10 and 11 to the financial statements, the Company records certain financial instruments at fair value on a recurring basis, including derivative liabilities associated with the Series G convertible preferred stock and convertible debt, as well as convertible debt insutruments on a non-recurring basis, which are classified as level 3 as they contain one or more inputs to valuation which are unobservable and significant to their fair value measurement.

The principal considerations for our determination that performing procedures relating to the fair value of certain level 3 financial instruments is a critical audit matter are (i) the significant judgment and estimation by management and their third party valuation experts in determining the inputs to estimate fair value, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence obtained related to the fair value of these financial instruments, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

How We Addressed the Matter in Our Audit

Addressing this matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included reviewing the terms of the underlying agreements that gave rise to the financial instruments. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in the testing and evaluation of the valuation models prepared by management’s third-party valuation experts. This included assessing the appropriateness of the methodologies used in the valuation process and developing an independent estimate of fair value for these financial instruments and comparing management’s estimate to the independently developed estimate of fair value. Developing the independent estimate involved testing the completeness, accuracy, and relevance of underlying data used in the models, and testing the reasonableness of significant assumptions, including expected dividend yield, expected volume volatility, probability of default, probability and date of a change in control, equity volatility, discount rate, market interest rate, recovery rate, risk-free rate, as applicable.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2020 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Morristown, New Jersey

April 1, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

XWELL, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of XWELL, Inc. (the “Company”) as of December 31, 2024 the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

We have served as the Company’s auditor from 2020 to 2025.

Morristown, New Jersey

April 15, 2025

XWELL, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Current assets
Cash and cash equivalents	$2,617	$4,550
Marketable Securities	7	7,247
Accounts receivable, net of allowance for credit losses	1,560	1,793
Inventory	509	501
Other current assets	1,217	1,246
Total current assets	5,910	15,337

Restricted cash	251	751
Property and equipment, net	1,665	1,809
Intangible assets, net	101	1,023
Operating lease right of use assets, net	1,039	3,409
Goodwill	-	1,389
Security deposits	2,127	1,535
Other assets	124	99
Total assets	$11,217	$25,352

Current liabilities
Accounts payable	$2,836	$1,612
Accrued expenses and other current liabilities	2,940	4,088
Accrued Series G Convertible Preferred payable	538	—
Current portion of operating lease liabilities	1,862	2,381
Deferred revenue	1,126	1,143
Convertible senior secured note, net	3,590	-
Total current liabilities	12,892	9,224

Long-term liabilities
Derivative liabilities	3,870	—
Operating lease liabilities	7,035	8,386
Total liabilities	23,797	17,610
Commitments and contingencies (see Note 17)

Temporary equity
Series G Convertible Preferred Stock, $0.01 par value per share and $1,000 stated value per share, 4,000 shares authorized; 196 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively; Liquidation preference of $380 as of December 31, 2025	224	—
Equity (Deficit)
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 6,071,324 and 5,261,024 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	61	53
Additional paid-in capital	468,915	473,824
Accumulated deficit	(489,697)	(472,706)
Accumulated other comprehensive loss	(1,541)	(1,959)
Total deficit attributable to XWELL, Inc.	(22,262)	(788)
Noncontrolling interests	9,458	8,530
Total equity (deficit)	(12,804)	7,742
Total liabilities and equity (deficit)	$11,217	$25,352

The accompanying notes form an integral part of these consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year ended December 31,
	2025	2024

Revenue, net
Services	$26,268	$30,660
Products	2,942	3,237
Total revenue, net	29,210	33,897

Cost of sales
Labor	15,337	17,477
Occupancy	3,625	3,712
Products and other operating costs	2,742	3,789
Total cost of sales	21,704	24,978
Gross Profit	7,506	8,919
Depreciation and amortization	862	938
Impairment of long-lived assets	3,149	1,711
Goodwill impairment	1,389	—
Loss on disposal of assets, net	40	90
Impairment of operating lease right-of-use assets	1,736	2,805
General and administrative	16,000	20,082
Total operating expenses	23,176	25,626
Operating loss	(15,670)	(16,707)
Change in fair value of derivative liabilities	(80)	—
Change in fair value of warrant liability	3,215	—
Loss on issuance of Series G Preferred Stock	(3,443)	—
Interest income, net	661	380
Foreign exchange loss	(654)	(259)
Gain on investments, realized and unrealized	61	356
Other non-operating expense, net	(167)	(211)
Loss before income taxes	(16,077)	(16,441)
Income tax expense	(29)	(49)
Net loss	(16,106)	(16,490)
Net loss attributable to noncontrolling interests	(885)	(363)
Net loss attributable to XWELL, Inc.	$(16,991)	$(16,853)
Net loss	(16,106)	(16,490)
Other comprehensive income (loss) from operations	467	69
Comprehensive loss	$(15,639)	$(16,421)
Loss per share
Preferred stock dividends	(509)	—
Preferred stock accretion	(4,000)	—
Deemed dividend on warrant exchange	(2,334)	—
Deemed dividend on Exchange of Series G Preferred Stock	(4,399)	—
Net loss attributable to XWELL, Inc. common stockholders	$(28,233)	$(16,853)
Basic and diluted loss per share	$(5.08)	$(3.66)
Weighted-average number of shares outstanding
Basic	5,560,015	4,610,940
Diluted	5,560,015	4,610,940

The accompanying notes form an integral part of these consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

					Accumulated
			Additional		other	Total	Non-
	Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	in capital	deficit	loss	equity	interests	equity
January 1, 2024	4,179,631	$42	$470,737	$(455,853)	$(1,924)	$13,002	$7,969	$20,971
Issuance of restricted stock units	4,688	—	—	—	—	—	—	—
Stock-based compensation	—	—	799	—	—	799	94	893
Exercise of stock options	8,000	—	4	—	—	4	—	4
Stock issued related to legal settlement	416,000	4	936	—	—	940	—	940
Proceeds from registered offering	652,705	7	1,348	—	—	1,355	—	1,355
Foreign currency translation	—	—	—	—	(35)	(35)	104	69
Net loss attributable to the Company	—	—	—	(16,853)	—	(16,853)	363	(16,490)
December 31, 2024	5,261,024	$53	$473,824	$(472,706)	$(1,959)	$(788)	$8,530	$7,742

The accompanying notes form an integral part of these consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

							Accumulated	Total
	Series G Convertible				Additional		other	Company	Non-
	Preferred stock		Common stock		paid-	Accumulated	comprehensive	equity (deficit)	controlling	Total
	Shares	Amount	Shares	Amount	in capital	deficit	loss		interests	equity (deficit)
January 1, 2025	—	$—	5,261,024	$53	$473,824	$(472,706)	$(1,959)	$(788)	$8,530	$7,742
Issuance of restricted stock units	—	—	505,679	5	(5)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,079	—	—	1,079	3	1,082
Issuance of common stock for Series G preferred stock installment redemption	—	—	304,621	3	174	—	—	177	—	177
Issuance of Series G Preferred Stock in private placement, net of transaction costs	4,000	—	—	—	—	—	—	—	—	—
Series G Preferred Stock accretion	—	4,000	—	—	(4,000)	—	—	(4,000)	—	(4,000)
Series G Preferred Stock dividends	—	267	—	—	(509)	—	—	(509)	—	(509)
Accrual of Series G Preferred Stock and dividend redemption	(2,000)	(2,359)	—	—	93	—	—	93	—	93
Exchange of Series G Preferred Stock for Senior Secured Convertible Notes	(1,804)	(1,684)	—	—	—	—	—	—	—	—
Deemed dividends on Preferred Stock and Warrant exchange	—	—	—	—	(4,399)	—	—	(4,399)	—	(4,399)
Reclass of warrant liability upon warrant modification	—	—	—	—	2,658	—	—	2,658	—	2,658
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(9)	(9)
Foreign currency translation	—	—	—	—	—	—	396	396	58	454
Other comprehensive income, net	—	—	—	—	—	—	22	22	(9)	13
Net loss attributable to the Company	—	—	—	—	—	(16,991)	—	(16,991)	885	(16,106)
December 31, 2025	196	$224	6,071,324	$61	$468,915	$(489,697)	$(1,541)	$(22,262)	$9,458	$(12,804)

The accompanying notes form an integral part of these consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(16,106)	$(16,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	862	938
Impairment of long-lived assets	2,529	1,706
Impairment of goodwill	1,389	—
Impairment of intangible assets	620	5
Impairment of operating lease right-of-use assets	1,736	2,805
Unrealized gain on marketable securities	(33)	(321)
Foreign currency remeasurement loss	654	259
Gain on lease termination	(410)	(655)
Loss on disposal of assets, net	29	90
Amortization of operating lease right of use asset	916	1,335
Provision for credit losses	-	50
Stock-based compensation	1,082	893
(Gain) on equity investment	(27)	(35)
Change in fair value of derivative liability	80	—
Change in fair value of warrant liability	(3,215)	—
Loss on issuance of Series G Preferred Stock	3,443	—
Changes in assets and liabilities:
(Increase) decrease in inventory	(8)	399
(Increase) decrease in accounts receivable	247	(193)
(Decrease) increase in deferred revenue	(17)	281
(Increase) in other assets, current and non-current	(596)	(103)
(Decrease) in other liabilities, current and non-current	(3,094)	(2,356)
Increase in accounts payable	1,206	387
Net cash used in operating activities	(8,713)	(11,005)
Cash flows from investing activities
Acquisition of property and equipment	(2,964)	(1,783)
Investment in marketable securities	(95)	(299)
Sale of marketable securities	7,391	7,986
Acquisition of intangibles	—	(9)
Net cash provided by investing activities	4,332	5,895
Cash flows from financing activities
Stock option exercised	—	4
Proceeds from registered offering, net of offering costs	3,745	—
Net proceeds from stock sale	—	1,355
Redemption of preferred stock	(1,794)	—
Distributions to noncontrolling interests	(9)	—
Net cash provided by financing activities	1,942	1,359
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6	(136)
Decrease in cash, cash equivalents and restricted cash	(2,433)	(3,887)
Cash, cash equivalents, and restricted cash at beginning of the year	5,301	9,188
Cash, cash equivalents, and restricted cash at end of the period	$2,868	$5,301
Cash paid for
Income taxes	$58	$59
Non-cash investing and financing transactions
Issuance of shares of Common Stock for legal settlement	$—	$940
Capital expenditures included in Accounts payable, accrued expenses and other current liabilities	(14)	152
Accrual of Series convertible preferred stock dividends	267	—
Accretion of Series G convertible preferred stock to redemption value	4,000	—
Initial fair value of warrant liability	5,873	—
Initial fair value of derivative liability	1,315	—
Accrued Series G convertible preferred stock redemption payable	538	—
Noncash conversion of Series G convertible preferred stock	177	—
Deemed dividend on Exchange of Series G Preferred Stock	4,399	—
Deemed dividend on warrant exchange	2,334	—
Initial fair value of derivative liability on convertible debt	3,105	—
Extinguishment of convertible preferred stock with bifurcated embedded derivative	630	—
Fair value of convertible note on exchange	6,689	—
Reclass of warrant liability upon modification	2,658	—
Lease liability remeasurement due to modification	79	—
Right-of-use asset and lease liability recognized for new operating lease	204	3,257

The accompanying notes form an integral part of these consolidated financial statements.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for share and per share data)

Note 1. General and Liquidity

Overview

XWELL (“XWELL” or the “Company”) is a global wellness organization dedicated to delivering restorative and healthfocused services to travelers through its three reportable operating segments: XpresSpa®, XpresTest®, and Naples Wax Center®. XpresSpa operates spa service locations in major airports, offering massage, skincare, and travel products. XpresTest transitioned from providing COVID-19 testing to supporting public health efforts through bio-surveillance programs at international airports. XWELL’s former subsidiary, gcg Connect, LLC, operating as HyperPointe, provided direct to business marketing support across a number of health and health-related channels and ceased operations during 2025. Naples Wax Center provides upscale hair removal and skincare services through its branded locations.

Liquidity Analysis

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2025, the Company had cash and cash equivalents of approximately $2,617, marketable securities of $7, total current assets of $5,910, total current liabilities of $12,892, and long term operating lease liabilities of $7,035. The Company’s working capital was in a deficit position at December 31, 2025, compared with a working capital surplus of $6,113 at December 31, 2024. In light of these conditions and the Company’s historical operating losses, management evaluated whether substantial doubt existed about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

Subsequent to year end, on February 24, 2026, the Company announced it had entered into a private placement of Series H Convertible Preferred Stock with accompanying warrants for expected gross proceeds of approximately $31,300 before fees and expenses, which closed on  February 26, 2026. The Company used $9,000 of the proceeds to repurchase certain notes, redeem the Company’s Series G Preferred Stock and certain warrants, with the remainder for general corporate purposes and working capital needs.

Management considered the expected net cash proceeds from the Series H transaction, the planned uses of proceeds, and the Company’s current operating plan in assessing liquidity for the twelve-month period following the issuance of these financial statements. Based on this evaluation, management concluded that the conditions that previously raised substantial doubt have been alleviated as of the issuance date of these consolidated financial statements. Accordingly, the consolidated financial statements have been prepared on a going-concern basis and do not include any adjustments that might result if the Company were unable to continue as a going concern.

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

Reclassification

Certain balances in the consolidated financial statements for the year ended December 31, 2024 have been reclassified to conform to the presentation in the consolidated financial statements for the year ended December 31, 2025. In the prior year, the Company separately disclosed salaries and benefits and in the current year the Company has reclassified these

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

costs on the consolidated statement of operations within general and administrative expenses. In addition, security deposits previously included within other assets have been reclassified and presented separately on the consolidated balance sheets. These reclassifications had no effect on the Company’s previously reported results of operations, changes in temporary and stockholders’ equity, or cash flows.

Use of estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include the Company’s long-lived assets, intangibles assets, the useful lives of the Company’s intangible assets, the valuation of stock-based compensation, warrant liabilities, derivative liabilities, deferred tax assets and liabilities, income tax uncertainties, and other contingencies.

Cash and cash equivalents

The Company maintains cash in checking and money market accounts with financial institutions. The Company has established guidelines relating to the diversification and maturities of its investments in order to minimize credit risk and maintain high liquidity of funds. The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. The Company had $7 and $11 of such investments as of December 31, 2025 and 2024, respectively.

Accounts Receivables

Accounts receivables are reported at their outstanding unpaid principal balances, net of allowances for credit loss. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for an allowance for credit loss based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for credit loss when a balance is determined to be uncollectible. During the years ended December 31, 2025 and 2024, write-offs and recoveries of accounts receivable were de minimis. The allowance for credit losses on accounts receivable was also de minimis as of December 31, 2025 and 2024.

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

Intangible assets

Intangible assets include customer relationships, trade names, and technology, which were primarily acquired as part of the acquisition of XpresSpa in December 2016 and Naples Wax Center in 2023 and were recorded based on the estimated fair value in purchase price allocation.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value is then compared to the carrying value and an impairment charge is recognized by the amount in which the carrying value exceeds the fair value of the asset. In assessing the recoverability of the Company’s intangible assets, the Company must make estimates and assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such charge. Fair value estimates are made at a specific point in time, based on relevant information. During the years ended December 31, 2025 and 2024, the Company recognized impairment of intangible assets of $620 and $5 respectively.

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

Impairment of long-lived assets

Long-lived assets are tested for impairment at the lowest level at which there are identifiable operating cash flows, which is at the individual airport location for the XpresSpa, XpresTest and Naples Wax businesses. The Company’s long-lived assets consist primarily of leasehold improvements and the right to use lease assets for each of its airport locations and off-airport Naples Wax locations (considered the asset groups). The Company reviews its long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. If indicators are present, the Company performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset group in question to its carrying amount. An impairment loss is recognized if it is determined that the long-lived asset group is not recoverable and is calculated based on the excess of the carrying amount of the long-lived asset group over the long-lived asset groups fair value. The Company estimates the fair value of long-lived assets using present value income approach. Future cash flow was calculated based on forecasts over the estimated remaining useful life of the asset group, which for each of the Company’s locations is the remaining term of the operating lease.

The Company identified triggering events and completed an assessment of long-lived assets for impairment. Based upon the results of the impairment test, the Company recorded an impairment expense related to property and equipment and right of use lease assets during the year ended December 31, 2025 of $2,529, and $1,736 respectively, which is recorded in Impairment of long-lived assets and Impairment of operating lease right-of-use assets, respectively, on the consolidated statements of operations and comprehensive loss related to the Company’s Naples Wax and Spa locations.

The Company recorded impairment expense related to property and equipment and intangibles of $1,711 during the year ended December 31, 2024. Additionally, the Company recorded an impairment expense related to operating lease right of use assets of $2,805 during the year ended December 31, 2024. The impairment charges are recorded in Impairment of long-lived assets and Impairment of operating lease right-of-use assets, respectively, on the consolidated statements of operations and comprehensive loss. The expense was primarily related to the impairment of leasehold improvements made to the Company’s Treat and Spa locations and its operating lease right of use assets where management determined that the locations discounted future cash flows were not sufficient to recover the carrying value of these assets over the remaining lease term.

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

The Company’s lease liabilities are determined by calculating the present value of all future lease payments using the rate implicit in the lease if it can be readily determined, or the lessee’s incremental borrowing rate. The Company uses its incremental borrowing rate at the inception of the lease to determine the present value of future lease payments as the rate implicit in its leases cannot be readily determined

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level, an increase based on a change in the consumer price index or fair market value. These amounts are excluded from the calculation of the right of use asset and lease liability under ASC 842. Minimum rent under these leases is included in the determination of rent expense when it is probable that the expense has been incurred and the amount can be reasonably estimated.

Restricted cash

Restricted cash, which is listed as a separate line item in the consolidated balance sheets, represents balances at financial institutions to secure bonds and letters of credit as required by the Company’s various lease agreements.

Equity investments

Equity investments are carried at fair value with the changes in fair value recorded in the consolidated statement of operations and other comprehensive loss in accordance with ASU 2016-01. The Company performs a qualitative assessment on an annual basis and recognizes impairment if there are sufficient indicators that the fair value of the investment is less than the carrying value. As of the year ended December 31, 2025 and 2024, there were no indicators of impairment.

Revenue recognition

XpresSpa and Naples Wax Center

The Company recognizes revenue from the sale of products and services when the services are rendered at XpresSpa and Naples Wax Centers locations and from the sale of products at the time products are purchased at the Company’s stores or online usually by credit card, net of discounts and applicable sales taxes. Accordingly, the Company recognizes revenue for the Company’s single performance obligation related to both in-store and online sales at the point at which the service has been performed or the control of the merchandise has passed to the customer. The Company recognizes revenue from Priority Pass services when an invoice is generated to Priority Pass detailing the number of services performed multiplied by the agreed upon price.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

XpresTest

XpresTest began conducting bio surveillance monitoring in 2021 in collaboration with the Centers for Disease Control and Prevention (“CDC”) and Concentric by Ginkgo Bioworks Holdings, Inc. (“Ginkgo Bioworks”). The program was renewed through August 2024. Revenue recognized from such one-year extension totaled approximately $7,044. In January 2024, the program funding and scope were expanded, resulting in an additional $4,000 of revenue, including new collection locations at U.S. international airports and the roll out of multi-pathogen testing across the program. In July 2024, the contract was further amended to extend the time period for services by two weeks (extension period August 12, 2024 to August 25, 2024). An increase of $293 in revenue for the two week extension brought total revenue to $11,337. The program was again extended in August 2024 through February 25, 2025. The funding was expanded with a revenue increase of $3,763. In February 2025, the program was extended through a three-year contract with a total base value of $22,200 over three years, and a maximum ceiling value of $24,800 within the same timeframe, which represents the amount of consideration that we are entitled. The Company recognizes revenue ratably (straight line basis) over the term of the contract (three years).

The Company recorded $6,984 and $11,123, in revenue for the years ended December 31, 2025 and 2024, respectively, related to sample collection performance obligations because the Company’s efforts towards satisfying each of the performance obligations are expended evenly throughout the period of performance. As of December 31, 2025, the Company had $289 of revenue billed in advance related to XpresTest services, which was recorded as deferred revenue on the Company’s consolidated balance sheets.

HyperPointe

The Company’s HyperPointe business provided a broad range of services and support options for HyperPointe’s customers, including technical support services and advanced services. Technical support services represent the majority of these offerings which are distinct performance obligations that are satisfied over time. The Company applied the right-to-invoice practical expedient and recognizes revenue in the amount it is entitled to invoice when that amount corresponds directly with the value of the performance to date. Advanced services are distinct performance obligations that are satisfied over time with revenue recognized as services are delivered. Revenue billed in advance are treated as deferred revenue which was $0 and $181 as of December 31, 2025 and 2024, respectively.  As of December 31, 2025, the HyperPointe unit was no longer operating. The Company excludes all sales taxes assessed to our customers from revenue. Sales taxes assessed on revenues are included in Accrued expenses and other current liabilities on the Company’s consolidated balance sheets until remitted to state agencies.

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

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Naples Wax Center offers prepaid wax packages that are either unlimited for one year or a set number of services. When the packages are purchased, the sales are recorded as deferred revenue. As services related to prepaid packages are used, revenue is recognized as income. The deferred revenue was $837 and $956 for the year ended December 31, 2025 and 2024, respectively.

Segment reporting

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Company. The Company currently has three reportable operating segments: XpresSpa. XpresTest and Naples Wax Center. See Note 13. Segment Information.

There are currently no intersegment revenues. Asset information by operating segment is presented below Note 13 since the chief operating decision maker reviews this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s audited consolidated financial statements.

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

Modifications and Exchanges of Preferred Stock

Changes to the terms of the Company’s convertible preferred stock or exchanges of shares of the Company’s convertible preferred stock are assessed to determine whether the changes or exchange should be accounted for as a modification or an extinguishment. This assessment can be done either qualitatively or quantitatively based upon the significance of the change.

If the assessment results in an extinguishment, then the difference between the fair value of the new or modified preferred stock and other consideration exchanged and the carrying value of the original preferred stock is recognized in equity as a deemed dividend. The difference is also recognized as an adjustment to earnings available to common stockholders for purposes of calculating earnings per share.

Convertible Debt

The Company accounts for convertible debt in accordance with ASC 470-20, Debt - Debt with Conversion and Other Options (“ASC 470-20”). Convertible debt instruments are evaluated at issuance to determine whether they contain embedded features that require bifurcation as derivatives or equity components. If an embedded feature meets the criteria for derivative accounting under ASC 815 it is bifurcated and recorded separately at fair value, with subsequent changes in fair value recognized in earnings.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as assets, liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the consolidated balance sheet date.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations.

Modification of warrants

The Company applies the guidance in ASC 815-40 to account for warrants that are liability classified that are subsequently modified resulting in a reclassification to equity. The warrants are remeasured at fair value on the modification date, the change in fair value is recognized as a non-cash gain or loss on the consolidated statements of operations, and the warrants are reclassified to additional paid-in capital.

Basic and Diluted Net Loss per Common Share

The Company computes basic and diluted net loss per share under the two-class method required for participating securities. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Basic and diluted net loss for common stock equivalents is computed by dividing the dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share includes potentially dilutive securities outstanding for the period. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the Company’s basic and diluted net loss per stock of Common Stock for the years ended December 31, 2025 and 2024.

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

Translation into United States dollars

The Company conducts certain transactions in foreign currencies, such as the Euro, Turkish Lira and United Arab Emirates Dirham, which are recorded at the exchange rate as of the transaction date. All exchange gains and losses occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are deemed non-operating income in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2025 and 2024, the Company recorded $654 and $259 respectively, in exchange losses occurring from the remeasurement of monetary balance sheet items denominated in non-dollar currencies.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company had no uncertain tax positions as of December 31, 2025 and 2024.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2025 and 2024, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheets.

Noncontrolling interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of earnings or losses from; i) the subsidiaries, in which the Company holds a majority, but less than 100%, ownership interest, ii) Variable Interest Entities, where the Company is a primary beneficiary and the results of which are included in the Company’s consolidated statements of operations and comprehensive loss. Net loss attributable to noncontrolling interests represents the proportionate share of the noncontrolling holders’ ownership in certain subsidiaries of XpresSpa and of XpresTest.

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

During the year ended December 31, 2025, the Company recorded $1,389 of goodwill impairment loss. During the year ended December 31, 2024, the Company did not record any goodwill impairment loss.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses amounted to approximately $707 and $550 for the years ended December 31, 2025 and 2024, respectively.

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

Recently adopted accounting pronouncements

ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis; adoption did not affect the amounts recognized in the consolidated financial statements, and the Company has updated its income tax disclosures to reflect the new requirements, including expanded effective tax rate reconciliation categories and disaggregation of income taxes paid by jurisdiction.

Recently Issued Accounting Standards

ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, which requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may elect to apply it retrospectively. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the effect of adopting this new accounting pronouncement.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, which amends ASC 326-20 to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient permits all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements

In December 2025, the FASB issued ASU 2025-11, which is intended to clarify the applicability of interim reporting guidance and addresses the form and content of interim financial statements and interim disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

Note 3. Net earnings/(loss) per Share of Common Stock

The table below presents the computation of basic and diluted (losses)/net earnings per common share:

	Year ended
	December 31,
	2025	2024
Basic numerator:
Net loss attributable to XWELL, Inc.	$(16,991)	$(16,853)
Less: preferred stock dividends	(509)	—
Less: preferred stock accretion	(4,000)	—
Less: deemed dividend on warrant exchange	(2,334)
Less: deemed dividend on Exchange of Series G Preferred Stock	(4,399)
Net loss attributable to common shareholders	$(28,233)	$(16,853)
Basic denominator:
Basic weighted average shares outstanding	5,560,015	4,610,940
Basic loss per share	$(5.08)	$(3.66)

Net loss per share data presented above excludes from the calculation of diluted net loss, the following potentially dilutive securities, having an anti-dilutive impact, in case of net loss
Both vested and unvested options to purchase an equal number of shares of Common Stock	921,267	539,799
Unvested RSUs to issue an equal number of shares of Common Stock	55,000	30,000
Series A and Series B warrants to purchase shares of Common Stock	9,045,000	—
Series G Convertible Preferred Stock on an as converted basis	379,640	—
Convertible notes payable on an as converted basis	4,303,880	—
Total number of potentially dilutive securities excluded from the calculation of loss per share attributable to common shareholders	14,704,787	569,799

In accordance with ASC 260, 35,000 RSUs that were fully vested on December 31, 2025 were included in basic and dilutive earnings per share as there were no remaining contingencies for these shares to be issued as of December 31, 2025.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Note 4. Cash, Cash Equivalents, and Restricted Cash

	December 31, 2025	December 31, 2024
Cash denominated in United States dollars	$1,100	$2,145
Cash denominated in currency other than United States dollars	1,451	2,160
Restricted cash	251	751
Credit and debit card receivables	66	245
Total cash, cash equivalents and restricted cash	$2,868	$5,301

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

Note 5. Other Current Assets

As of December 31, 2025 and 2024, the Company’s other current assets were comprised of the following:

	December 31, 2025	December 31, 2024
Prepaid expenses	$1,217	$1,190
Other	—	56
Total other current assets	$1,217	$1,246

Prepaid expenses are predominantly comprised of financed and prepaid insurance policies and IT hosting services, which have terms of one year or less.

Note 6. Property and Equipment

Property and equipment are comprised of three categories: leasehold improvements, furniture and fixtures, and other operating equipment as of December 31, 2025 and 2024 as follows:

	December 31,	December 31,
	2025	2024	Useful Life
Leasehold improvements	$6,094	$4,566	Average 5-8 years
Furniture and fixtures	468	359	3-4 years
Other operating equipment	1,028	722	Maximum 5 years
	7,590	5,647
Accumulated depreciation	(5,925)	(3,838)
Total property and equipment, net	$1,665	$1,809

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

The Company performed assessments of its property and equipment for impairment for the years ended December 31, 2025 and 2024 and based upon the results of the impairment tests, the Company recorded impairment of approximately $2,529, and $1,706, respectively, which is included in Impairment of long-lived assets on the consolidated statements of operations and comprehensive loss. The impairment expense is primarily related to the underperformance of the Company’s various Naples Wax locations in 2025 and the Company’s various Spa locations in domestic and international airports in 2024. The impairment related to property and equipment is included within the accumulated amortization of the above schedule.

During the years ended December 31, 2025 and 2024, the Company recorded depreciation expense of $560 and $622, respectively.

Note 7. Intangible Assets

The following table provides information regarding the Company’s intangible assets, which consist of the following:

	December 31, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade names	$200	$(200)	$—	$200	$(29)	$171
Customer relationships	1,012	(1,012)	—	1,012	(441)	571
Software	2,583	(2,482)	101	2,583	(2,302)	281
Total intangible assets	$3,795	$(3,694)	$101	$3,795	$(2,772)	$1,023

The Company’s trade names and customer relationships relate to the Naples Wax Center, software relates to certain capitalized third-party costs related to a new website and a point-of-sale system, and licenses relate to certain capitalized costs of foreign acquisition.

In the year ended December 31, 2025, the Company recorded an impairment of $620 related to trade names and customer relationships which is included in Impairment of long-lived assets on the consolidated statement of operations and comprehensive loss. The impairment expense primarily relates to intangible assets of Naples Wax. The impairment related to intangibles is included within the accumulated amortization of the above schedule. In the year ended December 31, 2024, the Company identified a triggering event and recorded an impairment of $5 related to Licenses which is included in Impairment of long-lived assets on the consolidated statement of operations and comprehensive loss.

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

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The Company’s intangible assets are amortized over their expected useful lives, which are six years for trade names and one and three years for software, whereas the intangibles obtained because of the Naples Wax Center acquisition have an estimated life of 5 to 12 years. During the years ended December 31, 2025 and 2024, the Company recorded amortization expense of $302 and $316, respectively. The remaining intangibles balance of $101 will be fully amortized during 2026.

Note 8. Leases

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

The Company reviews all of its existing lease agreements to determine whether there were any modifications to lease agreements and to assess if any agreements should be accounted for pursuant to the guidance in ASC 842. If a lease is deemed to be modified, the operating lease ROU asset and lease liability is re-measured using the current incremental borrowing rate. There were various lease modifications that occurred for the years ended December 31, 2025 and 2024.

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

During the year ended December 31, 2025, the Company’s Treat Studios location was terminated. Since the related operating right of use asset was fully impaired for the Treat Studios location at the time of termination, the Company recognized a gain from lease termination of approximately $410 as a result of this termination.

During the year ended December 31, 2025, there was an increase to the lease term for the XWELL corporate headquarters, located at 254 West 31st Street, New York, which has been accounted for as a lease renewal. A new operating lease right-of-use asset and lease liability were measured at the renewal date, resulting in an right-of-use asset and lease liability of $200.

During the year ended December 31, 2025, there was an increase to the lease term for the XpresSpa Las Vegas Airport lease, which has been accounted for as a lease modification. The operating lease right-of-use asset and liability were remeasured at the modification date, resulting in an increase to both balances of $80.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The following is a summary of the activity in the Company’s current and long-term operating lease liabilities for the year ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,930)	$(3,480)
Leased assets obtained in exchange for new and modified operating lease liabilities	$283	$3,257

As of December 31, 2025, future minimum operating leases commitments are as follows:

Calendar Years ending December 31,	Amount
2026	$2,371
2027	2,211
2028	1,700
2029	1,402
2030	1,243
Thereafter	1,610
Total future lease payments	10,537
Less: interest expense at incremental borrowing rate	(1,640)
Net present value of lease liabilities	$8,897

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	5.30	years
Weighted average discount rate used to determine present value of operating lease liability:	6.67%

Cash paid for minimum annual rental obligations for the years ended December 31, 2025 and 2024, were $2,272 and $1,668, respectively.

Variable lease payments calculated monthly as a percentage of a product and services revenue were $1,396 and $1,330 for the years ended December 31, 2025 and 2024, respectively.

Rent expense for operating leases for the years ended December 31, 2025 and 2024 were $2,995 and $3,110 respectively.

The Company performed assessments of its right of use lease assets for impairment for the years ended December 31, 2025 and 2024. Based upon the results of the impairment tests, the Company recorded impairment expenses of approximately $1,736 and $2,805 which is included in Impairment of operating lease right-of-use assets on the consolidated statement of operations and comprehensive loss for the years ended December 31, 2025 and 2024 respectively.

Note 9. Stockholders’ Equity (deficit) and Warrants

Private Placement

On January 14, 2025, XWELL, Inc. entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which it agreed to sell to the Investors (i) an aggregate of 4,000 shares

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

of the Company’s newly-designated Series G Convertible Preferred Stock, with a par value of $0.01 per share and a stated value of $1,000 per share, initially convertible into up to 2,673,797 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at a conversion price of $1.496 per share (the “Preferred Stock”), (ii) Series A warrants to acquire up to an aggregate of 2,673,797 shares of Common Stock (the “Series A Warrants”) at an exercise price of $1.496 per share, and (iii) Series B warrants to acquire up to an aggregate of 2,673,797 shares of Common Stock (the “Series B Warrants,” and collectively with the Series A Warrants, the “Warrants”) at an exercise price of $1.7952 per share (collectively, the “Private Placement”).

The closing of the Private Placement occurred on January 14, 2025 (the “Closing Date”). The Private Placement unit described above had a purchase price of $1,000 per unit and aggregate gross proceeds from the Private Placement were $4,000. The Company used the net proceeds from the Private Placement for general corporate purposes.

The Company engaged GP Nurmenkari Inc. (the “Placement Agent”) to act as the placement agent in connection with the Private Placement. Pursuant to an Engagement Letter with the Placement Agent, the Company paid to the Placement Agent a cash fee equal to 2% of gross proceeds of the Private Placement.

Transaction costs totaling approximately $255 were incurred related to the Private Placement consisting of cash expenses for placement agent fees, legal fees, and accounting costs related to the financing. These cost were proportionately allocated to the Series G Convertible Preferred Stock and the Warrants based on the allocated gross proceeds of the instruments. Accordingly, none of the transaction costs were allocated against the carrying value of the Preferred Stock and the total of approximately $255 of transaction costs were immediately expensed related to the Warrants which are accounted for as liabilities in accordance with ASC 815,which is included as a component of loss on issuance of Series G Preferred Stock on the consolidated statement of operations. Net proceeds from the Private Placement totaled $3,745.

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

The Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument and met the requirements for bifurcation: 1) certain contingent redemption options, 2) variable share-settled conversions, and 3) certain contingent penalty features. These bifurcated derivative features were bundled together, assigned probabilities of being

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statement of Operations. The Company estimated the $1,315 fair value of the bifurcated embedded derivative at issuance using a Monte Carlo simulation, with the following inputs: the fair value of the Company’s common stock of $1.37 on the issuance date, estimated equity volatility of 86.0%, the time to maturity of 2.0 years, a discounted market interest rate of 6.4%, a risk-free rate of 4.28%, dividend rate of 8.0%, a penalty dividend rate of 15.0%, and probability of default of 9.9%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series G Preferred Shares. During the year ended December 31, 2025, the Company recorded a total discount of $4,000 upon issuance of the Series G Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of $1,315 and the remaining $2,685 of gross proceeds after allocation to the derivative liability which represents the portion of the Warrant liability allocated to the discount. At issuance it was deemed probable that the Series G Preferred Shares will become redeemable, and thus the Company will accrete the carrying value of the Series G Preferred Shares to their redemption value over the expected life of the instruments pursuant to ASC 480-10-S99-3A utilizing the effective interest method. As the fair value of the liabilities required to be subsequently measured at fair value exceeded the net proceeds received, the Company recognized the excess of the fair value over the net proceeds received as a component of the loss upon issuance of preferred stock of $3,188 which is included in other income (expense) in the consolidated statement of operations.

As of December 31, 2025, the Company had notified the investors of its intention to redeem installments due in cash and recorded a liability of $538 representing the cash payable to investors which includes $490 of the stated value of the Series G Preferred Shares, $13 of accrued dividends payable of dividends, and $35 of cash premiums which was recognized as a deemed dividend. During the year ended December 31, 2025, the Company redeemed a total of 1,510 Series G Preferred Shares for cash equal to $1,794 and issued 304,621 shares of Common Stock, elected pursuant to the terms of the Series G Certificate of Designations, worth $177.

During the year ended December 31, 2025, the Company recognized a total of $509 of preferred dividends consisting of $267 of preferred dividends at the stated dividend rate and $242 of cash premiums recognized as deemed dividends.

Warrants

Pursuant to the Private Placement, the Company issued (i) the Series A Warrants to acquire up to an aggregate of 2,673,797 shares of Common Stock at an exercise price of $1.496 per share, and (ii) the Series B Warrants to acquire up to an aggregate of 2,673,797 shares of Common Stock at an exercise price of $1.7952 per share.

On January 14, 2025, the Company assessed the Warrants under ASC 815 and determined that the Warrants should be classified as liabilities as they do not meet the requirements to be considered indexed to the Company’s own stock, due to the presence of certain Stockholder Approval-related provisions in the Warrants which potentially adjust the settlement value in conjunction with the Stockholder Approval event. Additionally, the Warrants include a provision related to certain tender or exchange offers which further preclude the Warrants from being accounted for as equity. As such, the Company recorded the Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the value of the Warrants issued on issuance. The fair value of the Warrants of approximately $5,900 was estimated at January 14, 2025 utilizing the Black Scholes Model using the following weighted average assumptions: the fair value of the Company’s common stock per share of $1.37; remaining term of 5 years; equity volatility of 114.0%; and a risk-free interest rate of 4.49%.

On May 16, 2025, the Company entered into an omnibus amendment (the “Warrant Amendment”) with each of the holders of the Series A Warrants and Series B Warrants. The Warrant Amendment makes certain adjustments to the definition of a “Fundamental Transaction” in each of the Warrants, as described in the Warrant Amendment, including changing the

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

scope of the definition applicable to tender or exchange offers that the Company makes, allows one or more Subject Entities (as defined in the Warrant Agreement) to make, or allows the Company to be subject to, to require such a tender or exchange offer to represent more than 50% of the outstanding voting power of the Company. Further, the Warrant Amendment modifies certain terms of the Warrants relating to the rights of the holders in the event of a Fundamental Transaction (as defined in each of the Series A Warrants and Series B Warrants, and as each amended by the Warrant Amendment) that is not within the Company’s control, including that upon a Fundamental Transaction not being approved by the Company’s Board of Directors, the holders of the Warrants shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value (as defined in each of the Series A Warrants and Series B Warrants and as each amended by the Warrant Amendment, as described below) of the unexercised portion of such Warrants, that is being offered and paid to the holders of the Company’s Common Stock. In addition, the Amendment revises the definition of Black Scholes Value related to the volatility input which is now an expected volatility equal to the 30 day volatility obtained from the “HVT” function on Bloomberg (determined utilizing a 365 day annualization factor) as of the trading day immediately following the earliest to occur of (1) the public disclosure of the applicable Fundamental Transaction and (2) the date of a holder’s request. The Warrant Amendment resulted in the reclassification of the Warrants as equity, rather than liability, as upon reassessment, the Company concluded that the Warrants now met the requirements to be considered indexed to the Company’s own stock and eligible for equity classification under ASC 815-40. The Company utilized the Black Scholes Model to calculate the value of the Warrants on the modification date. The fair value of the Warrants of approximately $2,658 was estimated at May 16, 2025 utilizing the Black Scholes Model using the following weighted average assumptions: the fair value of the Company’s common stock per share of $0.91; remaining term of 4.67 years; equity volatility of 82.0%; and a risk-free interest rate of 3.97%. On May 16, 2025, the $2,658 fair value of the warrants was reclassified to additional paid-in-capital (APIC) on the consolidated statements of changes in temporary equity and stockholders’ equity and does not require remeasurement moving forward.

During the year ended December 31, 2025, the Company recorded a gain of approximately $3,215 related to the change in fair value of the warrant liability, prior to reclassification, which is recorded in other income (expense) on the consolidated statements of operations.

November 2025 Securities Exchange and Amendment

On November 3, 2025, the Company entered into a Securities Exchange and Amendment Agreement (the “Exchange Agreement”) with the Investors, pursuant to which the Company agreed to exchange a portion of the Company’s outstanding shares of Series G Preferred Stock, including all accrued and unpaid dividends thereon equal to approximately $1,800 in aggregate Stated Value, held by the Investors, for senior secured convertible notes (collectively, the “Notes”) in the aggregate principal amount of $3,387 (collectively, the “Exchange”). As a result of the Exchange Agreement, the Company exchanged a total of 1,804 shares of Series G Preferred Stock for the Notes.

In connection with the Exchange, the Company and the Investors agreed to (A) amend certain terms of the Company’s Series G Preferred Stock as set forth in a Certificate of Amendment (the “Certificate of Amendment”) to the Certificate of Designations as described below, and (B) amend and restate the Investors’ (i) Series A Warrants (the “Amended and Restated Series A Warrants”) and (ii) Series B Warrants (the “Amended and Restated Series B Warrants” and, collectively with the Amended and Restated Series A Warrants, the “Amended and Restated Warrants”) to (A) reduce the exercise price of the Warrants to $1.00, and (B) add certain anti-dilution provisions such that the exercise price of the Warrants will be subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price.The Certificate of Amendment amended the Certificate of Designations to (i) reduce the Series G Conversion Price to $1.00, (ii) remove the restrictive covenant requiring the Company to maintain unencumbered, unrestricted cash and cash equivalents on hand in an amount equal to at least 200% of the shares of Common Stock issuable upon conversion of the outstanding shares of Series G Preferred Stock, (iii) amend the definition of “Make-Whole Amount,” such that it now means an amount equal to the amount of additional dividends that would accrue at the dividend rate then in effect assuming for calculation purposes that

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

the Stated Value as of the Closing Date remained outstanding through and including the Maturity Date (as defined in the Certificate of Designations), (iv) add certain provisions such that the Series G Conversion Price will be subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, or the event of any change in the exercise or conversion price or rate for any such securities previously issued by the Company, at or to a price below the then-applicable Series G Conversion Price (subject to certain exceptions as defined the in the Certificate of Designations), (v) add certain provisions such that the Company and the holder of the shares of Series G Preferred Stock may agree to accelerate the conversion of such shares (including any Deferral Amounts (as defined in the Certificate of Designations)) at a conversion price equal to the lower of (i) the Installment Conversion Price (as defined in the Certificate of Designations) applicable to the current Installment Date and (ii) the greater of the Floor Price and (x) 80% of the dollar volume-weighted average price (“VWAP”) of the Common Stock immediately prior to such acceleration, and (y) the average three daily VWAP during the thirty consecutive trading days immediately prior to such acceleration. These amendments did not result in any changes to the classification of the Series G Convertible Preferred Stock. However, due to the inclusion of certain provisions discussed in item (iv) above, certain conversion features of the surviving Series G Preferred Stock that were previously considered to be indexed to the Company’s common stock may no longer be considered indexed to the Company’s common stock, resulting in an additional feature that is required to be bifurcated and accounted for as a component of the compound embedded derivative liability.

The modification of the Warrants did not result in any changes to the Company’s prior conclusions related to the classification of the Warrants and therefore, the Amended and Restated Warrants remain classified within stockholders’ equity. Accordingly, the Company considers the modification of the Warrants as an equity-for-equity exchange, and therefore the increase in fair value of the Amended and Restated Warrants as a result of the amendments of $2,334 is treated as a deemed dividend which represents a deduction from net loss attributable to common stockholders in the consolidated statement of operations for the year ended December 31, 2025.

The fair value of the Warrants before the modification of $2,181 was estimated at November 10, 2025 utilizing the Black Scholes Model using the following weighted average assumptions: the exercise price of the Series A Warrants and Series B Warrants immediately before  the modification of $1.496 and $1.795, respectively; the number of Series A Warrants and Series B Warrants immediately before the modification of 2,673,797 and 2,673,797, respectively;  the fair value of the Company’s common stock per share of $0.86; remaining term of 4.18 years; equity volatility of 79.0%; and a risk-free interest rate of 3.59%.

The fair value of the Amended and Restated Warrants after the modification of $4,515 was estimated at November 10, 2025 utilizing the Black Scholes Model using the following weighted average assumptions: the exercise price of the Warrants immediately after the modification of $1.00; the number of Series A Warrants and Series B Warrants immediately after the modification of 4,245,000 and 4,800,000, respectively;  the fair value of the Company’s common stock per share of $0.86; remaining term of 4.18 years; equity volatility of 79.0%; and a risk-free interest rate of 3.59%.

Given the economic nature of the transaction in that the Exchange and amendment of the Series G Convertible Preferred Stock was with the same holder of the Series G Convertible Preferred Stock, the Company accounted for these transactions as a single transaction (the “Exchange and Amendment”). The Company determined that the Exchange and Amendment represented an extinguishment of the original Series G Preferred Stock and the issuance of the Notes and reissuance of the Series G Convertible Preferred Stock as amended as new instruments, as the fair value of the Notes, amended Series G Convertible Preferred Stock, and incremental fair value of the Amended and Restated Warrants issued to the Investor were substantially higher than the Series G Convertible Preferred Stock shares that were exchanged.

As a result, immediately prior to extinguishment, the Series G Preferred Shares were adjusted to their redemption value as they became redeemable as a result of the Exchange and Amendment, and accordingly, during the year ended December 31, 2025, the Company recognized accretion of $4,000 as a deduction from net loss attributable to common stockholders in the consolidated statement of operations which represents the entirety of the discount recognized upon the initial issuance of the Series G Preferred Shares. Additionally, the derivative liability was adjusted to its fair value of $865

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

immediately prior to the Exchange. The Company estimated the $865 fair value of the bifurcated embedded derivative prior to the Exchange on November 7, 2025 using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s common stock of $0.84 on the valuation date, estimated equity volatility of 76%, the time to maturity of 1.19 years, a discounted market interest rate of 5.4%, a risk-free rate of 3.55%, dividend rate of 8.0%, a penalty dividend rate of 15.0%, and probability of default of 3.7%. As a result of these adjustments, the Series G Preferred Shares’ carrying value at November 7, 2025 prior to the Exchange totaled $3,532, which comprised $2,667 of Stated Value of the 2,667 Preferred Shares outstanding and the $865 derivative liability.

In accordance with ASC Topic 260, Earnings Per Share, the Company treated the extinguishment of the Series G Convertible Preferred Stock as a redemption, and recognized a total of $4,399 representing the difference between the total fair value of the consideration transferred to the Investors and the carrying amount of the Series G Preferred Shares as a deemed dividend, which is deducted from net loss attributable to common stockholders in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

The Company estimated the $1,217 fair value of the reissued Series G shares at November 7, 2025, including the $234 fair value of the embedded derivative, using a Monte Carlo simulation, with the following inputs: the fair value of the Company’s common stock of $0.84 on the valuation date, estimated equity volatility of 76%, the time to maturity of 1.19 years, a discounted market interest rate of 5.4%, a risk-free rate of 3.55%, dividend rate of 8.0%, a penalty dividend rate of 15.0%, and probability of default of 3.7%.

The Company estimated the $6,689 fair value of the Notes at issuance using a Monte Carlo simulation, with the following inputs: the fair value of the Company’s common stock of $0.86 on the valuation date, estimated equity volatility of 81%, the time to maturity of 3.34 years, a discounted market interest rate of 6.1%, a risk-free rate of 3.52%, the stated interest rate of 8.0%, and probability of default of 13.2%.

Total cash costs of $25 paid to Investors directly attributable to the Exchange were included in the calculation of the total fair value of the consideration transferred to Investors.

The following table summarizes the calculation of the deemed dividend on exchange of Series G Convertible Preferred Stock:

Net carrying value of Series G Preferred Shares before the Exchange	$3,532
Fair value of consideration transferred in the Exchange:
Issuance date fair value of reissued Series G Preferred Shares	1,217
Issuance date fair value of the Notes	6,689
Fees and costs paid to Series G investors	25
Total	7,931
Deemed dividend on exchange of Series G Convertible Preferred Stock	$(4,399)

During the year ended December 31, 2025, the Company recorded a gain of $622 related to the change in fair value of the derivative liability related to the Series G Convertible Preferred Stock which is recorded in other income (expense) on the consolidated statements of operations. The Company estimated the $62 fair value of the bifurcated embedded derivative at December 31, 2025 using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s common stock of $0.46 on the valuation date, estimated equity volatility of 80%, the time to maturity of 1.04 years, a discounted market interest rate of 5.4%, a risk-free rate of 3.42%, dividend rate of 8.0%, a penalty dividend rate of 15.0%, and probability of default of 4.6%.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The following table represents the activity related to the Company’s warrants during year ended December 31, 2025:

		Weighted average	Remaining
	No. of Warrants	exercise price	contractual term (years)
December 31, 2024	—	$—	—
Granted	9,045,000	$1.00	—
December 31, 2025	9,045,000	$1.00	4.18

All outstanding warrants were exercisable as of December 31, 2025 with an intrinsic value of $0.

August 2024 Registered Direct Offering

On August 6, 2024, the Company entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which the Company agreed to sell and issue in a registered direct offering (the “August 2024 Offering”), an aggregate of 652,705 shares (the “August 2024 Shares”) of the Company’s common stock. The gross proceeds to the Company from the August 2024 Offering, prior to deducting estimated fees and expenses of $100, were approximately $1,400. The August 2024 Offering closed on August 8, 2024.

Note 10. Convertible Notes

On November 10, 2025, the Company issued the Notes to the Investors as part of the Exchange. The Notes are convertible into shares of the Company’s Common Stock in accordance with their terms and will be secured by a first priority security interest in the assets of the Company and its subsidiaries.

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

The Notes include certain events of default, including, among other things, the suspension from trading or the failure of the Company’s Common Stock to be trading or listed (as applicable) on an eligible market for a period of five (5) consecutive trading days and the Company’s failure to pay any amounts due to the holders of the Notes when due. The Notes contain certain customary restrictive covenants.

Notwithstanding the foregoing, the Company’s ability to settle conversions using shares of Common Stock is subject to certain limitations set forth in the Notes, including a limit on the number of shares that may be issued until the time, if any, that the Company has obtained the Stockholder Approval. Further, a holder of a Note is prohibited from converting the Note into shares of Common Stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of the Company’s Common Stock then issued and outstanding immediately after giving effect to the issuance of the shares of Common Stock issuable upon conversion of the Note. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice to the Company.

The Company identified the following embedded features that are not clearly and closely related to the debt host instrument, meet the definition of a derivative and require bifurcation from the Notes: 1) certain contingent redemption options, 2) certain fixed share-settled conversion options, and 3) certain contingent penalty features. These bifurcated derivative features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statement of Operations. The Company estimated the $3,105 fair value of the bifurcated embedded derivative at issuance using a Monte Carlo simulation, with the following inputs: the fair value of the Company’s common stock of $0.86 on the issuance date, estimated equity volatility of 81.0%, the time to maturity of 3.34 years, a discounted market interest rate of 6.1%, a risk-free rate of 3.52%, and probability of default of 13.2%.

At issuance the Company recognized a premium on the Notes of approximately $197, which represents the excess of Notes’ fair value at issuance of $6,689 over the Notes’ total principal of approximately $3,387 and the fair value of the bifurcated derivative at issuance of $3,105.

During the year ended December 31, 2025, the Company recorded a loss of $700 related to the change in fair value of the derivative liability related to the Notes which is recorded in other income (expense) on the consolidated statements of operations. The Company estimated the $3,807 fair value of the bifurcated embedded derivative at December 31, 2025 using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s common stock of $0.46 on the valuation date, estimated equity volatility of 82%, the time to maturity of 3.2 years, a discounted market interest rate of 6.6%, a risk-free rate of 3.51%, and probability of default of 16.5%.

During the year ended December 31, 2025, the Company recognized interest expense totaling approximately $41 reflecting an effective interest rate of 8.80%, which was comprised of approximately $35 interest at the stated rate, and approximately $6 representing the amortization of the premium recognized at issuance. There were no conversions of the principal of the Notes or cash payments of principal or interest made by the Company during the year ended December 31, 2025.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The Notes are recorded at amortized cost; the carrying value of the Notes as of December 31, 2025 exclusive of the bifurcated embedded derivative was $3,590, comprising $3,387 of outstanding principal and $203 of unamortized premium.

The Notes were settled in full for cash during February 2026 via the Repurchase (as defined in Note 19). Accordingly, the full carrying value of the Notes is presented as a current liability on the accompanying consolidated balance sheet as of December 31, 2025.

Note 11. Fair Value Measurements

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

The following table presents the placement in the fair value hierarchy of the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2025 and 2024.  Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible property and equipment, right-of-use assets, and other intangible assets, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets. Recoverability is based on estimated undiscounted cash flows or other relevant observable/unobservable measures. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is included in Impairment of long-lived assets and Impairment of operating lease right-of-use assets on the consolidated statements of operations and comprehensive loss.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of December 31, 2025:
Recurring fair value measurements
Equity and debt securities:
Route1, Inc.	$112	$—	$112	$—
Marketable securities	7	7	—	—
Total equity and debt securities	119	7	112	—
Derivatives:
Derivative liability	3,870	—	—	3,870
Total derivatives	3,870	—	—	3,870
Total recurring fair value measurements	$3,989	$7	$112	$3,870
Nonrecurring fair value measurements
Property, plant and equipment	$1,665	$—	$—	$1,665
Operating lease right-of-use asset	1,039	—	—	1,039
Convertible senior secured note	6,689	—	—	6,689
Total nonrecurring fair value measurements	$9,393	$—	$—	$9,393

As of December 31, 2024
Recurring fair value measurements
Equity and debt securities:
Route1	$85	$—	$85	$—
Marketable securities	7,247	7,247	—	—
Total equity and debt securities	7,332	7,247	85	—
Derivatives:
Derivative liability	—	—	—	—
Total derivatives	—	—	—	—
Total recurring fair value measurements	$7,332	$7,247	$85	$—
Nonrecurring fair value measurements
Property, plant and equipment	$1,809	$—	$—	$1,809
Operating lease right-of-use asset	3,409	—	—	3,409
Total nonrecurring fair value measurements	$5,218	$—	$—	$5,218

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

Balance on January 1, 2025	—
Issuance of warrants reported as fair value	5,873
Change in fair value of warrant liability	(3,215)
Reclassification to APIC due to warrant modification	(2,658)
Balance on December 31, 2025	$—

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liabilities that are measured at fair value on a recurring basis:

Balance on January 1, 2025	—
Issuance of convertible preferred stock with bifurcated embedded derivative	1,315
Change in fair value of bifurcated embedded derivative	80
Issuance of convertible debt with bifurcated embedded derivative	3,105
Extinguishment of convertible preferred stock with bifurcated embedded derivative	(630)
Balance on December 31, 2025	$3,870

In addition to the above, the Company’s financial instruments as of December 31, 2025 and 2024 consisted of cash and cash equivalents, receivables and accounts payable. The carrying amounts of all the aforementioned financial instruments approximate fair value because of the short-term maturities of these instruments.

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

In September 2020, the Board of Directors approved a new stock-based compensation plan available to grant stock options, restricted stock and Restricted Stock Units (“RSU’s”) aggregating to 250,000 shares of Common Stock, to the Company’s directors, employees and consultants. Shareholder approval of the plan was subsequently obtained on October 28, 2020. On October 4, 2022, shareholders approved the amendment to the Company’s 2020 Equity Incentive Plan to increase the number of shares authorized for issuance under the Plan by 375,000 shares of Common Stock to an aggregate of 625,000 shares. On February 13, 2025 shareholders approved an amendment to the Company’s 2020 Equity Incentive Plan to increase the number of shares authorized for issuance under the Plan by approximately 2,500,000 shares of Common Stock to an aggregate of 3,125,000 shares. Under the 2020 Equity Incentive Plan (as amended, the “2020 Plan”), a maximum of 1,552,745 shares of Common Stock remained available for issuance as of December 31, 2025.

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

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The following variables were used as inputs in the model as of December 31, 2025:

	2025
Share price of the Company’s Common Stock on the grant date:	$0.97 - 1.52
Exercise price:	$0.97 - 1.52
Expected volatility:	121.04%
Expected dividend yield:	0%
Annual average risk-free rate:	4.13 - 4.47%
Expected term:	6.32	years

Total stock-based compensation expense for the years ended December 31, 2025 and 2024 was $1,082 and $893 respectively. All stock-based compensation for the periods ended December 31, 2025 and 2024 was presented on the consolidated Statements of Operations and Comprehensive Loss within general and administrative expense.

The following variables were used as inputs in the model as of December 31, 2024:

	2024
Share price of the Company’s Common Stock on the grant date:	$1.50 - 1.80
Exercise price:	$1.50 - 1.80
Expected volatility:	121.04%
Expected dividend yield:	0%
Annual average risk-free rate:	3.62 - 4.33%
Expected term:	6.32	years

The following tables summarize information about stock options and RSU activity during the year ended December 31, 2025:

	RSUs		Stock options
		Weighted		Weighted	Weighted
		average		average	average
	No. of	grant date	No. of	exercise	remaining
	RSUs	fair value	options	price	term
Outstanding as of December 31, 2024	30,000	$1.80	539,799	$12.85	7.61 years
Granted	565,679	0.97	581,038	1.00
Exercised/Vested	(540,679)	0.99	—	—
Forfeited	—	—	(1,942)	28.71
Expired	—	—	(197,628)	17.77
Outstanding as of December 31, 2025	55,000	$1.30	921,267	$4.24	8.63 years
Exercisable as of December 31, 2025	—		642,666	$5.58	8.30 years

The weighted average remaining contractual term for options outstanding as of December 31, 2025 and 2024 was 8.63 years and 7.61 years, respectively.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

As of December 31, 2025 and 2024, Aggregate Intrinsic Value of Options Outstanding and Vested was $0.

Unrecognized stock-based payment cost related to non-vested stock options as of December 31, 2025 and 2024 were $200 and $266, respectively. The 2025 balance is expected to be recognized over a weighted-average period of approximately 0.41 years.

Unrecognized stock-based payment cost related to non-vested RSUs as of December 31, 2025 and 2024 were $59 and $48, respectively. The 2025 balance is expected to be recognized over a weighted-average period of approximately 0.50 years.

Note 13. Segment Information

XWELL, Inc. transitioned to a pure-play wellness service company, which is organized primarily on the basis of products and services specific to individual entities within the group. The Company currently has three reportable operating segments: XpresSpa®, XpresTest® and Naples Wax Center. The Company analyzes the results of the Company’s business through the three reportable segments. The following is a brief description of our reportable segments:

The XpresSpa segment provides travelers premium spa services, including massage, nail and skin care, as well as spa and travel products.

The XpresTest segment provides aircraft wastewater and passenger nasal sampling through the CDC’s bio-surveillance program. XpresTest’s HyperPointe business provided a broad range of service and support options for its customers, including technical support services and advanced services and is no longer operating as of December 31, 2025.

The Naples Wax Center segment operates six locations with core products and service offerings from face and body waxing to a range of skincare and cosmetic products.

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

The table below presents information about reported segments for the year ended December 31, 2025 and 2024:

	2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue	$18,649	$8,249	$2,312	$—	$29,210
Operating (loss)/income	$(40)	$4,314	$(5,845)	$(14,099)	$(15,670)

	2024
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue	$18,765	$13,055	$2,077	$—	$33,897
Operating (loss)/income	$(12,301)	$5,192	$(496)	$(9,102)	$(16,707)

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

A reconciliation of total segment revenues to total consolidated revenue and of total segment operating (loss) income to total consolidated (loss) income, for the years ended December 31, 2025 and 2024, is as follows:

	2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue from external customers	$18,649	$8,249	$2,312	$—	$29,210
Less: Significant Expenses (1):
Cost of Goods Sold - Labor	9,250	4,682	1,405	—	15,337
Cost of Goods Sold - Products & Services	1,318	—	32	—	1,350
Occupancy Cost	2,738	51	836	—	3,625
Other Cost of Revenue	850	197	345	—	1,392
Depreciation and amortization	481	8	308	65	862
Impairment of long-lived assets	959	—	2,190	—	3,149
Impairment of operating lease right-of-use assets	673	—	1,063	—	1,736
Impairment of goodwill	—	—	1,389	—	1,389
Loss on disposal of assets, net	21	19	—	—	40
Less: Other Segment Expenses (2):
Other segment operating expenses	2,399	(1,022)	589	14,034	16,000
Segment operating (loss) income	$(40)	$4,314	$(5,845)	$(14,099)	$(15,670)

	2024
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue from external customers	$18,765	$13,055	$2,077	$—	$33,897
Less: Significant Expenses (1):
Cost of Goods Sold - Labor	10,039	6,148	1,258	32	17,477
Cost of Goods Sold - Products & Services	1,640	46	38	—	1,724
Occupancy Cost	3,417	35	260	—	3,712
Other Cost of Revenue	1,192	509	346	18	2,065
Depreciation and amortization	672	74	136	56	938
Impairment of long-lived assets	1,711	—	—	—	1,711
Impairment of operating lease right-of-use assets	2,805	—	—	—	2,805
Loss on disposal of assets, net	90	—	—	—	90
Less: Other Segment Expenses (2):
Other segment operating expenses	9,500	1,051	535	8,996	20,082
Segment operating (loss) income	$(12,301)	$5,192	$(496)	$(9,102)	$(16,707)
(1)	The significant expense amounts align with the expenses that the CODM is regularly provided with to assess performance and allocate resources.
(2)	For all segments, SGA consists of the following:

Salaries & Benefits, Rent & Utilities, Office Supplies & Shipping, Travel & Entertainment, IT & Telecom, Repairs & Maintenance, Accounting, Legal, Franchise/Property Tax, Management/DBE Fees, Advertising & Marketing, Insurance

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Other Significant Items

	2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total

Capital expenditures	$1,780	$—	$932	$147	$2,859
Assets	$6,884	$1,291	$1,013	$2,029	$11,217
Stock based compensation	$176	$3	$—	$903	$1,082
Goodwill	$—	$—	$—	$—	$—
Impairment	$1,632	$—	$4,642	$—	$6,274

	2024
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total

Capital expenditures	$755	$49	$959	$18	$1,781
Assets	$8,545	$2,133	$6,216	$8,458	$25,352
Stock based compensation	$799	$94	$—	$—	$893
Goodwill	$—	$—	$1,389	$—	$1,389
Impairment	$4,516	$—	$—	$—	$4,516

The Company currently operates in two geographical regions: United States and all other countries, which include Netherlands, Turkey and United Arab Emirates. The following table represents the geographical revenue, and total long-lived asset information as of and for the years ended December 31, 2025 and 2024. There were no concentrations of geographical revenue and long-lived assets related to any single foreign country that were material to the Company’s consolidated financial statements. Long-lived assets include property and equipment and right of use lease assets.

	For the years ended
	December 31,
	2025	2024
Revenue
United States	$23,420	$27,813
All other countries	5,790	6,084
Total revenue	$29,210	$33,897

Long-lived assets
United States	$2,496	$3,289
All other countries	208	1,929
Total long-lived assets	$2,704	$5,218

The Company performed impairment assessments of long-lived assets and operating lease right-of-use asset for the years ended December 31, 2025 and 2024. Based upon the results of the impairment tests, the Company recorded impairment expenses of long-lived assets for approximately $959 and $2,190 for its XpresSpa and Naples Wax segments for the year ended December 31, 2025. Additionally, the Company recorded impairment expenses of operating lease right-of-use assets for approximately $673 and $1,063 for its XpresSpa and Naples Wax segments for the year ended December 31, 2025. For the year ended December 31, 2024, the company recorded impairment expenses of long-lived assets for approximately $1,308 and $403 for its XpresSpa and Treat segments, respectively, and impairment expenses of operating lease right-of-use assets for approximately $2,551 and $254 for its XpresSpa and Treat segments, respectively.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Note 14. Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue from contracts with customers by the nature of products and services provided (in thousands):

	For the years ended
	December 31,
	2025	2024
Revenue, point in time	$20,961	$20,842
Revenue, over time	8,249	13,055
Total Revenue	$29,210	$33,897

As of December 31, 2025, the unrecognized committed amount of the Ginkgo/Bioworks contract is $1,853.

Contract costs

For the years ended December 31, 2025 and 2024, the Company did not incur any incremental costs to obtain and/or fulfill contracts with customers.

Contract Liabilities

Contract liabilities are classified as deferred revenue in the consolidated balance sheets. The activity in deferred revenue for the years ended December 31, 2025 and December 31, 2024, was as follows:

	December 31, 2025	December 31, 2024
Beginning of the period contract liability	$1,143	$861
Revenue recognized from the contract liabilities included in the beginning balance	(709)	(461)
Increases due cash received net of amounts recognized revenue during the period	692	743
End of period contract liability	$1,126	$1,143

Of the $1,143 outstanding as of December 31, 2024, $709 has been recognized as revenue during the year ended December 31, 2025.

The Company has elected not to include in unfulfilled performance obligations for contracts in which the amount of revenue it recognizes is equal to the amount which the Company has a right to invoice. No revenue was recognized in the reporting period from performance obligations satisfied in previous periods. The Company applies the right-to-invoice practical expedient for its Priority Pass revenue stream and recognizes revenue in the amount it is entitled to invoice when that amount corresponds directly with the value of the performance to date. For the Company’s XpresTest business unit, the Company’s efforts toward satisfying each of the performance obligations are typically expended evenly throughout the period of performance. However, for the year ended December 31, 2025, portions of certain performance obligations relate to services not yet performed and are therefore recognized as deferred revenue in the amount of $289. This amount is presented within deferred revenue on the consolidated balance sheets. Naples Wax Center offers prepaid wax packages that are either unlimited for one year or a set number of services. When the packages are purchased, the sales are recorded

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

as deferred revenue, which was $837 and $956 as of December 31, 2025 and December 31, 2024, respectively. As services related to prepaid packages are used, revenue is recognized as income.

Note 15. Accrued Expenses and Other Current Liabilities

As of December 31, 2025 and 2024, the Company’s accrued expenses and other current liabilities were comprised of the following:

	December 31, 2025	December 31, 2024
Accrued compensation	$905	$2,384
Tax-related liabilities	527	571
Common area maintenance accruals	41	31
AP Accruals	78	340
Gift certificates	331	507
Other miscellaneous accruals	1,058	255
Total accrued expenses and other current liabilities	$2,940	$4,088

Note 16. Income Taxes

For the years ended December 31, 2025 and 2024, the loss from continuing operations before taxes consists of the following:

	2025	2024
Domestic	$(15,621)	$(15,026)
Foreign	(456)	(1,415)
	$(16,077)	$(16,441)

Income tax expense attributable to continued operations for the years ended December 31, 2025 and 2024 consisted of the following:

	For the years ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	13	30
Foreign	16	19
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	$29	$49

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Income tax attributable to continuing operations differed from the amounts computed by applying the applicable U.S. federal income tax rate to loss from continuing operations before taxes on income as a result of the following:

	For the years ended December 31,
	2025
	In thousands	Percent
Income (loss) from operations before income taxes	$(3,376)	21%
Tax rate

State and Local Taxes (Net of Federal Income Tax Effect)	3	-0.02%
Foreign Tax Effects
International Rate Differential - Netherlands	6	-0.04%
International Rate Differential - Other	(59)	0.37%
Foreign Tax Effects - VA	164	-1.02%
Change in Valuation Allowance	2,927	-18.21%
Nontaxable or nondeductible items
Meals & Entertainment	8	-0.05%
JV and Foreign Tax Activity	(38)	0.23%
Loss on Preferred Stock	723	(4.50)%
Derivative Liability	17	(0.10)%
Impairment	62	-0.38%
Warrant Liability	(675)	4.20%
Other Adjustments
Return to Provision Adjustment	87	-0.54%
Asset Impairment Adjustment	24	-0.15%
Stock-Based Compensation Deferred Adjustment	160	(1.00)%
Deferred Adjustment	(4)	0.03%
Effective Rate	29	(0.18)%

For the year ended December 31,
2024
Income (loss) from operations before income taxes	$(16,441)
Tax rate	21%

Computed “expected” tax benefit	(3,453)
State taxes, net of federal income tax benefit	(272)
Change in valuation allowance	2,556
Nondeductible expenses	268
Other Adjustments	1
Return to Provision Adjustment	(107)
International Rate Differential	(82)
State Deferred Rate Change	(100)
Asset Impairment Adjustment	37
Stock Option Forfeitures	1,074
Deferred Adjustment	127
Income tax expense	$49

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Deferred income tax assets
Net operating loss carryforwards	$68,541	$64,730
Stock-based compensation	635	714
Intangible assets and fixed assets	6,741	6,775
Other	3,006	3,671
Total deferred tax assets	78,923	75,890
Valuation allowance	(75,618)	(71,980)
Net deferred income tax assets, net of valuation allowance	$3,305	$3,910

Deferred tax liabilities
Right of use assets	(254)	(867)
Prepaid expenses	(280)	(272)
Investment in Partnership	(2,771)	(2,771)
Deferred tax assets (liabilities), net of valuation allowance	—	—

The Company assesses the need for a valuation allowance related to its deferred income tax assets by considering whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The company considered positive and negative evidence when evaluating its Valuation Allowance position. The most impactful evidence considered in this assessment is the Company’s history of cumulative losses in recent years. Such cumulative losses are considered objective negative evidence under ASC 740 and carry substantial weight in the realizability analysis. Accordingly, a valuation allowance has been recorded against the Company’s deferred income tax assets, as it is in the opinion of management that it is more likely than not that the net operating loss carryforwards (“NOL”) will not be utilized in the foreseeable future.

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

The cumulative valuation allowance as of December 31, 2025 is $75,618 which will be reduced if and when the Company determines that the deferred income tax assets are more likely than not to be realized.

As of January 1, 2024	$69,424
Charged to cost and expenses	2,452
Return to provision true-up and other	105
As of December 31, 2024	71,981
Charged to cost and expenses	3,649
Return to provision true-up and other	(12)
As of December 31, 2025	$75,618

As of December 31, 2025, the Company’s estimated aggregate total NOLs were $150,926 for U.S. federal purposes, expiring 20 years from the respective tax years to which they relate, and $127,912 for U.S. federal purposes with an indefinite life due to new regulations in the TCJA. of 2017. The NOL amounts are presented before Internal Revenue Code, Section 382 limitations (“Section 382”). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, the Company’s ability to utilize all such NOL and credit carryforwards may be limited. An IRC Section 382 Study has not yet been completed.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The Company assessed the income tax effects of the enacted legislation in accordance with ASC 740 during the period of enactment. Based on the Company’s evaluation of the provisions applicable to its facts and circumstances, the Act did not result in a material impact to the Company’s income tax provision, deferred tax balances, or consolidated financial statements for the period ended December 31, 2025. The Company will continue to evaluate additional guidance and interpretations issued with respect to the Act, although it does not currently expect such items to materially affect its accounting for income taxes conclusions.

The Company files its tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. The company is not currently under audit in any taxing jurisdictions. The federal statute of limitations for audit consideration is 3 years from the filing date, and generally states implement a statute of limitations between 3 and 5 years.

The Company has also recorded state and foreign net operating loss deferred tax assets (tax - effected) of $8,961 and $1,024, respectively. A full valuation allowance has been established against these deferred tax assets and has been included in the net $75,619 deferred tax asset.

The Company treats interest and penalties related to Uncertain Tax Positions as part of Income Tax Expense. The Comapny has not recorded any Uncertain Tax Positions as of December 31, 2025.

During the year ended December 31, 2025, the Company paid cash income taxes net of refunds recieved, of $58. The Company paid cash taxes for State & Local of $21, and Foreign cash taxes of $37. The State & Local taxes paid included payments to tax authorities of $15 in Virginia and $6 in New York State. The Foreign cash taxes paid included payments to tax authorities of $16 in Dubai and $20 in the Netherlands. Cash tax payments can vary from year to year based on the timing of installment payments, the settlement of audits, the utilization of tax credits and net operating losses, the taxable income generated in each jurisdiction, and the receipt of refunds.

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

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

With respect to the Company’s outstanding legal matters, based on its current knowledge, the Company’s management believes that the amount or range of a potential loss will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company evaluated the outstanding legal matters and assessed the probability and likelihood of the occurrence of liability. Based on management’s estimates, the Company has recorded accruals of $0 and $0 as of December 31, 2025 and December 31, 2024, respectively, which is included in Accrued expenses and other current liabilities in the consolidated balance sheets.

The Company expenses legal fees in the period in which they are incurred.

November 2025 Employment Litigation

On November 10, 2025, a former employee filed a complaint in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, against XpresSpa Holdings, LLC. The action was subsequently removed to the United States District Court for the Southern District of Florida on January 15, 2026.

The complaint alleged claims for age discrimination and retaliation under the Age Discrimination in Employment Act and the Florida Civil Rights Act, disability discrimination under the Americans with Disabilities Act and the Florida Civil Rights Act, and retaliation under Title VII and the Florida Civil Rights Act. The plaintiff alleged, among other things, that they were subjected to age-based and disability-related harassment and that their employment was terminated on July 25, 2024, in retaliation for complaints of discrimination. The complaint sought compensatory and punitive damages, backpay, front pay or reinstatement, injunctive relief, and attorneys’ fees.

The Company denied the allegations and any liability. In order to avoid the expense and uncertainty of further litigation, the parties entered into a confidential settlement agreement. Under the terms of the agreement, the Company agreed to pay a de minimis settlement amount, allocated among alleged lost wages, non-wage damages, and attorneys’ fees. In exchange, the plaintiff agreed to dismiss the action with prejudice and to provide a general release of claims against the Company and related parties. The agreement includes customary provisions regarding confidentiality, non-disparagement, and no admission of liability.

The Company does not expect this matter to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

This dispute arises out of the alleged breaches of varies contracts between the parties as well as other improper conduct relating to the Operating Agreements. The matter is currently in the closing stages of arbitration. Although the evidentiary proceedings have concluded and a decision is pending, management does not believe that an unfavorable outcome is probable at this time and is unable to reasonably estimate the amount of loss, if any, that may result.

Other Arrangements

On May 16, 2025, the Company entered into a sales and marketing agreement with a vendor that obligates the Company to make payments totaling $662 over the next three years. Payments are due quarterly, with the first installment beginning in July 2025.

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

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

Note 18. Related Party

On January 30, 2025, the Company entered into a consulting agreement (“Consulting Agreement”) with XWEL INV I, LLC (“XWEL INV I”) and Jason Aintabi (the “Consultant”) for the Consultant to provide advisory services to the Company. Mr. Aintabi serves as the Manager of XWEL INV I. The Consulting Agreement is deemed to be related party transaction as Mr. Aintabi is a greater than 5% beneficial owner of the Company’s securities. The Consulting Agreement was further extended on May 12, 2025 for a total period of twelve (12) months from the effective date of the agreement in exchange for a total amount for both the original and amended agreements of $530. On December 15, 2025 the Consulting Agreement was further amended to increase the value of agreement by $250, increasing the total amount for original and amended agreements to $780. For the year ended December 31, 2025, $558 of this contract was recognized in general and administrative expenses on the consolidated statement of operations and comprehensive loss, $82 was recognized as a prepaid expense in other current assets and $250 was recognized as an accrued liability on the consolidated balance sheets as of December 31, 2025.

Note 19. Subsequent Events

February 2026 Private Placement of Preferred Shares and Warrants

On February 24, 2026, the Company entered into the February 2026 Purchase Agreement with the February 2026 Purchaser for the issuance and sale in a private placement of an aggregate of (i) 31,333 shares of the Company’s newly-designated Series H Convertible Preferred Stock, with a par value of $0.01 per share and a stated value of $1,000 per share, initially convertible into up to 66,665,957 shares of Common Stock, at an initial conversion price of $0.47 per share, subject to adjustment for certain customary adjustments, and (ii) the February 2026 Warrants to purchase up to 66,665,957 shares of Common Stock, at an initial exercise price of $0.345 per share, subject to adjustment for certain customary adjustments. The February 2026 Warrants expire three years from the date of issuance. The February 2026 Private Placement closed on February 27, 2026. The aggregate gross proceeds from the February 2026 Private Placement were $31,300.

In connection with the February 2026 Private Placement, pursuant to a placement agency agreement (the “Placement Agency Agreement”), dated as of February 24, 2026, by and between the Company and Dominari Securities LLC (the “Placement Agent”), the Company engaged the Placement Agent to act as an exclusive placement agent in connection with the February 2026 Private Placement and agreed to (i) pay to the Placement Agent (a) a cash fee equal to 8% of the gross proceeds of the February 2026 Private Placement and (b) reimbursements and payments of certain expenses, including non-accountable expense allowance equal to 1% of the gross proceeds raised in the February 2026 Private Placement and reasonable out-of-pocket expenses, not to exceed $250,000, and (ii) issue to the Placement Agent warrants (the “Placement Agent Warrants”) to purchase up to an aggregate number of shares of Common Stock equal to 8% of the aggregate number of shares of Common Stock underlying the securities issued in the February 2026 Private Placement, with terms identical to the Warrants, except that the Placement Agent Warrants will have a term of five (5) years from the date of issuance. The Placement Agency Agreement contains customary representations, warranties and agreements of the parties, and customary indemnification obligations of the Company.

In connection with the Private Placement, the Company entered  into a registration rights agreement (the “Registration Rights Agreement”) with the February 2026 Purchaser and the Placement Agent, pursuant to which the Company has agreed to prepare and file a registration statement with the SEC registering the resale of the shares of common stock underlying the Series H Preferred Stock and shares of common stock underlying the February 2026 Warrants and the Placement Agent Warrants no later than the earlier of (a) 50 days after the later of (1) the closing date of the February 2026 Private Placement or (2) the Escrow Release Date (as defined in the Registration Rights Agreement) and (b) the second trading day following the date on which the Company files its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Filing Deadline”), and to use best efforts to have the registration statement declared effective as

XWELL, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except for share and per share data)

promptly as practical thereafter, and in any event no later than 60 days following the Filing Deadline (or 90 days following the Filing Deadline in the event of a “full review” by the SEC).

The Company used the net proceeds from the February 2026 Private Placement, in part, to repurchase certain outstanding indebtedness, redeem previously issued preferred equity and warrants in the Repurchase (see below Omnibus Agreement).

Omnibus Agreement

On February 24, 2026, the Company entered into the Omnibus Agreement, pursuant to which, the Company agreed to (i) repurchase from the January 2025 Investors $5,673 of aggregate principal amount of the Notes, representing the entire outstanding principal amounts of the Notes and any accrued and unpaid interest thereon, (ii) redeem 196 shares of Series G Preferred Stock held by the January 2025 Investors, including $283 of accrued and unpaid dividends thereon, representing all outstanding shares of Series G Preferred Stock, and (iii) redeem all Amended and Restated Warrants held by the January 2025 Investors, representing all outstanding Series A Warrants and Series B Warrants, for an aggregate cash purchase price of $9,000, to be paid with the proceeds of the Private Placement (collectively, the “Repurchase”). The Repurchase closed on March 2, 2026.

On March 4, 2026, the Company filed a Certificate of Elimination (the “Certificate of Elimination”) with respect to its Series G Preferred Stock, with the Delaware Secretary of State. The Certificate of Elimination (i) eliminates the previous designation of 4,000 shares of Series G Preferred Stock, none of which were outstanding at the time of filing, (ii) causes such shares of Series G Preferred Stock to resume the status of authorized but unissued shares of preferred stock of the Company and (iii) eliminates all reference to the Series G Preferred Stock from the Company’s Amended and Restated Certificate of Incorporation, as amended.

Settlement of Preferred Stock Redemption Payables

During January and February of 2026, the Company issued a total of 1,855,442 shares of common stock upon conversion of the Series G Preferred Stock as elected pursuant to the Certificate of Designations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto, duly authorized on the 1st day of April, 2026.

XWELL, Inc.

By:	/s/ Ezra T. Ernst
Ezra T. Ernst
Chief Executive Officer
(Principal Executive Officer)

N Bro
XWELL, Inc.

	By:	/s/ Ian Brown
Ian Brown
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ezra T. Ernst as his or her true and lawful attorney-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ EZRA T. ERNST	Chief Executive Officer and Director (Principal	April 1, 2026
Ezra T. Ernst	Executive Officer)

/s/ Ian Brown	Chief Financial Officer (Principal Financial and	April 1, 2026
Ian Brown	Accounting Officer)

/s/ BRUCE T. BERNSTEIN	Director	April 1, 2026
Bruce T. Bernstein

/s/ ROBERT WEINSTEIN	Director	April 1, 2026
Robert Weinstein

/s/ MICHAEL LEBOWITZ	Director	April 1, 2026
Michael Lebowitz

/s/ GAELLE WIZENBERG	Director	April 1, 2026
Gaelle Wizenberg