Form 10-K/A
period 2025-12-31
XWELL, Inc.
filed 2026-04-30
CIK 1410428

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

As of April 25, 2026, 7,926,766 shares of the registrant’s common stock are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: CBIZ CPAs P.C.	Auditor Location: New York, NY	Audit Firm ID: 199

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of XWELL, Inc. (“XWELL” or the “Company”) for the fiscal year ended December 31, 2025 as originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2026, (the “Original Filing”). This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because the Company has not filed and will not file a definitive proxy statement within 120 days after the end of its 2025 fiscal year. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial and accounting officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Name	Age	Position(s) with the Company
Bruce T. Bernstein*(1)(2)(3)(4)	62	Chairman of the Board of Directors
Robert Weinstein*(1)(2)(3)(4)	66	Director
Michael Lebowitz* (3)(4)	53	Director
Gaëlle Wizenberg*(1)(2)	51	Director
Thomas Ian Brown	56	Chief Financial Officer
Ezra T. Ernst	56	President & Chief Executive Officer of XWELL and Director

* Independent director under the rules of The Nasdaq Stock Market (“Nasdaq”)

(1)	Current member of Compensation Committee
(2)	Current member of Audit Committee
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

Robert Weinstein joined our Board of Directors in February 2020. Mr. Weinstein has extensive accounting and finance experience, spanning more than thirty years, as a public accountant, investment banker, healthcare private equity fund principal and chief financial officer. Since October 2013, Mr. Weinstein has been the Chief Financial Officer of TAO Synergies Inc. (formerly Synaptogenix, Inc.), a publicly-traded biotechnology company. From September 2011 to September 2013, Mr. Weinstein was an independent consultant for several healthcare companies in the pharmaceutical and biotechnology industries. From March 2010 to August 2011, Mr. Weinstein was the Chief Financial Officer of Green Energy Management Services Holdings, Inc., a publicly-traded energy consulting company. From August 2007 to February 2010, Mr. Weinstein served as Chief Financial Officer of Xcorporeal, Inc., a publicly-traded, development-stage medical device company which was sold in March 2010 to Fresenius Medical USA, the largest provider of dialysis equipment and services worldwide. Mr. Weinstein received his MBA degree in finance and international business from the University of Chicago Graduate School of Business, is a Certified Public Accountant (inactive), and received his B.S. in accounting from the State University of New York at Albany.

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

Executive Officers

Ezra T. Ernst

Ezra T. Ernst joined the Company in January 2022 and has served as our Chief Executive Officer and as a member of our Board of Directors since September 2024. Prior to September 2024, Mr. Ernst served as Executive Vice President of the Company and Chief Executive Officer of XpresTest, Inc., following the Company’s January 2022 acquisition of gcg Connect LLC (formerly doing business as HyperPointe). He also served as President and Chief Executive Officer of HyperPointe from March 2020 until 2025. Prior to HyperPointe, he previously served as Chief Executive Officer of Physicians Weekly, LLC, a provider of medical news and education for healthcare professionals, from August 2015 to March 2020, Chief Commercial Officer of Treato, a health-related data analytics company, from September 2013 to

August 2015 and General Manager at WebMD, an online publisher of health and medical news and information, from December 2008 to January 2013.

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

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2025, there were four meetings of our Board of Directors as well as six unanimous written consents of the Board of Directors. The various committees of the Board of Directors met a total of five times, collectively. All directors attended more than 75 percent of the aggregate of the total number of meetings of the Board of Directors. Each director serving on a committee attended more than 75 percent of the total number of meetings held by an applicable committee(s) of the Board of Directors on which such director served during the year ended December 31, 2025. The Board of Directors has adopted a policy under which each member of the Board of Directors is strongly encouraged, but not required, to attend each annual meeting of our stockholders. All five of our 2025 directors attended our 2025 annual meeting of stockholders.

Audit Committee. Our Audit Committee (the “Audit Committee”) met four times during the year ended December 31, 2025. The Audit Committee currently has three members: Robert Weinstein (Chairman), Bruce T. Bernstein and Gaëlle Wizenberg. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews our annual and quarterly financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits.

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

Compensation Committee. Our Compensation Committee (the “Compensation Committee”) met one time during the year ended December 31, 2025. This committee currently has three members: Bruce T. Bernstein (Chairman), Robert Weinstein and Gaëlle Wizenberg.

Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”), our 2020 Equity Incentive Plan (the “2020 Plan”), as well as an inducement award program pursuant to which equity awards may be granted to new employees as an inducement material to such individual’s entering into employment with the Company, as permitted under applicable Nasdaq rules (the “Inducement Plan”). The Compensation Committee is responsible for (1) the determination of the compensation of our Chief Executive Officer, and conducts its decision-making process with respect to that issue without the Chief Executive Officer present, (2) the determination of the compensation of the executive officers of the Company other than the Chief Executive Officer based upon the recommendation of the Chief Executive Officer and such other customary factors that the Committee deems necessary or appropriate, and (3) the establishment and review of general compensation policies with the objective of attracting and retaining superior talent, rewarding individual performance and achieving our financial goals. The Compensation Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities.

The Board determined all members of the Compensation Committee qualify as independent under the Nasdaq listing standards. A copy of the Compensation Committee’s written charter is publicly available through the “Investors — Corporate Governance” section of our website at www.xwell.com/corporate-governance.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee (the “Nominating and Corporate Governance Committee”) did not meet during the year ended December 31, 2025. This committee currently has three members: Robert Weinstein (Chairman), Michael Lebowitz and Bruce T. Bernstein. The Nominating and Corporate Governance Committee’s role and responsibilities are set forth in the Nominating and Corporate Governance Committee’s written charter and include authority to:

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

The Strategic Affairs Committee. The Strategic Affairs Committee (the “Strategic Affairs Committee”) did not meet during the year ended December 31, 2025. This committee was formed in September 2021 to assist the Board in reviewing, analyzing, considering and assessing, potential acquisitions, joint ventures, strategic investments, divestitures and other strategic transactions. The Strategic Affairs Committee currently has three members: Bruce T. Bernstein (Chairman), Robert Weinstein and Michael Lebowitz. The Strategic Affairs Committee’s responsibilities include, among others:

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

No stock options were issued to executive officers in fiscal year 2025 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

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

On January 6, 2025, Ian Brown was granted a stock option to purchase up to 37,000 shares of common stock at an exercise price of $1.52 per share with such options vesting in four quarterly installments of 25% each on the first, second, third and fourth quarters after the grant date, subject to certain provisions. Such transaction was reported with the SEC on January 24, 2025, in a Form 4 filing.

To our knowledge, based solely on our records and a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2025, other than above, we believe that all reports applicable to our officers, directors and greater than ten percent stockholders which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation awarded or paid by us during the years ended December 31, 2025 and 2024 to (i) our principal executive officer, (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2025, and (iii) up to two additional individuals for whom disclosure would have been provided under clause (ii) but for the fact that the person was not serving as an executive officer at the end of the year ended December 31, 2025 (collectively, the “named executive officers”).

			Non-Equity
			Incentive Plan	Option	Restricted Stock	All Other
		Salary	Compensation	Awards	Unit Awards	Compensation	Total
Name and principal position	Year	($)	($)	($)(1)	($)(1)	($)	($)

Ezra T. Ernst(2)	2025	425,000	—	—	70,700	—	495,700
President & Chief Executive Officer of XWELL and Director	2024	375,000	100,000	60,400	—	—	535,400

Ian Brown	2025	375,000	75,000	17,050	—	—	467,050
Chief Financial Officer	2024	—	—	—	—	—	—

Suzanne A. Scrabis(3)	2025	—	—	—	—	—	—
Former Chief Financial Officer	2024	300,000	75,000	15,100	—	—	390,100
(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Notes 2 and 15 to our consolidated financial statements included in the Original Filing.
(2)	Mr. Ernst is currently our Chief Executive Officer, effective as of September 4, 2024. Compensation for the year ended December 31, 2024 includes equity awards of stock options and restricted stock.
(3)	Ms. Scrabis was our former Chief Financial Officer, effective as of July 10, 2023. Compensation for the year ended December 31, 2024 includes equity awards of stock options and restricted stock.

Narrative Disclosure to Summary Compensation Table

Ezra T. Ernst, President, Chief Executive Officer and Director

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

Thomas Ian Brown, Chief Financial Officer

On January 3, 2025, the Company entered into that certain Executive Employment Agreement (the “Brown Employment Agreement”) with Thomas Ian Brown, effective as of January 6, 2025 (the “Brown Effective Date”). As of the Brown Effective Date, Mr. Brown shall serve as the Company’s Chief Financial Officer.

Pursuant to the terms of the Brown Employment Agreement, Mr. Brown shall be employed for a period of three years beginning on the Brown Effective Date (the “Initial Employment Period”), which such period shall be automatically renewed for additional consecutive terms of one year each (each, a “Renewal Period” and together with the Initial Employment Period, the “Employment Period”), unless either Mr. Brown or the Company provide a written notice of non-renewal at least 30 days prior to the end of the Initial Employment Period or the then-current Renewal Period, as applicable. The Company shall pay Mr. Brown an annual base salary of $375,000 (the “Base Salary”), less applicable taxes and deductions. Mr. Brown will additionally receive (i) a signing bonus in the amount of $75,000 and (ii) a guaranteed bonus of $75,000 within 30 days of the first anniversary of the Brown Effective Date, provided that Mr. Brown has been an employee in good standing at all times throughout such period. During the Employment Period, Mr. Brown will be eligible to earn an annual bonus of up to 100% of the Base Salary, based upon the achievement of performance goals and metrics established by the Board at its sole discretion, which such bonus payment, if any, shall be split 50/50 between cash and a grant of restricted stock units with respect to the Company’s common stock, par value $0.01 per share (the “Common Stock”). Additionally, following the Brown Effective Date, Mr. Brown shall be granted (A) stock options to purchase up to 37,000 shares of Common Stock at an exercise price equal to the fair market value on the date of the grant, which shall be the closing price of the grant date, with such stock options to vest in four quarterly installments of 25% each on the first, second, third and fourth quarters after the grant date.

Pursuant to the terms of the Brown Employment Agreement, the Company may terminate the Brown Employment Agreement and Mr. Brown’s employment thereunder for Cause or Good Reason (as such terms are defined in the Brown Employment Agreement) at any time during the Employment Period and pursuant to the terms and conditions of the Brown Employment Agreement, or without Cause or Good Reason at any time during the Employment Period and pursuant to the terms and conditions of the Brown Employment Agreement.

Suzanne A. Scrabis, Former Chief Financial Officer

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

On January 2, 2025, Ms. Scrabis entered into a Resignation, Separation Agreement and Release (the “Scrabis Release Agreement”), by and between the Company and Suzanne Scrabis, which became effective as of January 8, 2025 (the “Scrabis Separation Date”), in connection with Ms. Scrabis’s resignation as the Chief Financial Officer of the Company. Pursuant to the terms of the Scrabis Release Agreement, in consideration for performing certain transition services and entering into the Scrabis Release Agreement, Ms. Scrabis received within 30 days from the Separation Date, a regular bi-weekly salary in the amount of $11,538.46 for a period of six months, less all applicable deductions and withholdings. The

Company has additionally agreed to reimburse the portion of Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, premiums paid by Ms. Scrabis for the continuation of health coverage under the Company’s group benefit plans, for up to six months and subject to certain exceptions.”

Outstanding Equity Awards at 2025 Fiscal Year End

The following table sets forth information regarding grants of stock options and unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2025, to each of our named executive officers.

	Option Awards				Restricted Stock Unit Awards
					Number	Market
		Number			of shares	value
	Number	of securities			of units	of shares
	of securities	underlying			of stock	of units
	underlying	unexercised			that	of stock
	unexercised	options	Option		have not	that
	options	(#) un-	exercise	Option expiration	vested	have not
Name	(#) exercisable	exercisable	price ($)	date	(#)	vested ($)
Ezra T. Ernst (1)					55,000	$ 1.01
2024 Non-Qualified Stock Options from the 2020 Plan	16,875	—	1.51	February 5, 2034

Thomas I. Brown (1)					—	—
Inducement Plan	37,000	—	1.52	January 6, 2035

(1)	Un-exercisable options vest in equal annual increments over each of the remaining anniversaries of the date of grant.

Pension Benefits

We do not have any qualified or nonqualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

Potential Payments upon Termination or Change-In-Control

The following summarizes the payments and potential payments to each of our named executive officers as of December 31, 2025, upon termination or change-in-control. The discussion assumes that such event occurred on December 31, 2025, the last business day of our fiscal year, at which time the closing price of our common stock as listed on Nasdaq was $0.4608 per share. For a further discussion of these provisions see the “Narrative Disclosure to Summary Compensation Table” above.

Ezra T. Ernst

In the event Mr. Ernst’s employment agreement is terminated for good reason by Mr. Ernst, or by the Company without cause and Mr. Ernst provides the Company with a release of claims, Mr. Ernst shall be entitled to receive a cash severance payment in the amount of one hundred percent (100%) of his then current base salary and one year of COBRA continuation coverage.

Thomas I. Brown

In the event Mr. Brown’s employment agreement is terminated by the Company without cause or by Mr. Brown for good reason, and Mr. Brown provides the Company with a release of claims, Mr. Brown would be entitled to receive a severance payment equal to one hundred percent (100%) of his then-current base salary, payable over a twelve-month period, as well as reimbursement of COBRA continuation coverage premiums for up to twelve months, in each case pursuant to the terms of his employment agreement.

Suzanne A. Scrabis

On January 8, 2025, Ms. Scrabis began receiving bi-weekly payments of $11,538.46 for six months and continued to  receive to six months of COBRA premium reimbursement pursuant to the terms of her Resignation, Separation Agreement and Release.

Director Compensation

The following table sets forth the compensation of persons who served as non-employee members of our Board of Directors during the fiscal year ended December 31, 2025.

	Fees
	Earned or
	Paid in	Restricted Stock	Option	All Other
	Cash	Unit Awards	Awards	Compensation	Total
Name	($)	($)(1)	($)(1)	($)(6)	($)
Bruce T. Bernstein(2)(6)	95,000	—	101,619	110,000	306,619
Gaëlle Wizenberg(5)	35,000	—	45,112		80,112
Robert Weinstein(3)	60,000	—	54,322		114,322
Michael Lebowitz(4)	45,000	—	49,639		94,639
(1)	Amounts represent the aggregate grant date fair value of the RSUs and option awards granted during the fiscal year computed in accordance with FASB ASC Topic 718. See Notes 2 and 15 to the consolidated financial statements included in the Original Filing for the assumptions made in the valuation of the equity awards.
(2)	As of December 31, 2025, Mr. Bernstein held 220,528 unexercised options.
(3)	As of December 31, 2025, Mr. Weinstein held 117,886 unexercised options.
(4)	As of December 31, 2025, Mr. Lebowitz held 107,724 unexercised options.
(5)	As of December 31, 2025, Ms. Wizenberg held 97,900 unexercised options.
(6)	Consists of $110,000 in cash paid in respect of XpresTest, Inc. board services (as described below).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain aggregate information, as of December 31, 2025 with respect to all of our equity compensation plans then in effect:

No. of securities
remaining
available for
	No. of securities		future issuance
	to be issued upon	Weighted-	under equity
	exercise of	average exercise	compensation
	outstanding	price of	plans (excluding
	options,	outstanding	securities
	warrants and	options, warrants	reflected in
Plan Category	rights	and rights ($)	the first column)
Total equity compensation plans approved by security holders (1)	970,851	$5.26	1,552,745
(1)	These plans consist of the Company’s 2020 Equity Incentive Plan, as approved by the Company’s Board of Directors in September 2020 and by its stockholders in October 2020. On October 4, 2022, the Company’s stockholders approved an amendment to the 2020 Equity Incentive Plan to increase the number of shares authorized for issuance under the plan by 375,000 shares. On April 10, 2025, the Company approved an additional increase to the number of shares authorized for issuance under the 2020 Equity Incentive Plan by 2,500,000 shares. As a result, a total of 1,552,745 shares of common stock remained available for issuance under the plan as of December 31, 2025.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of common stock as of April 25, 2026, for (a) each stockholder known by us to own beneficially more than 5% of any class of our voting securities, (b) each of our named executive officers (as such term is defined pursuant to Rule 402 of Regulation S-K), (c) each of our directors, and (d) all of our current directors and executive officers as a group. The percentages of voting securities beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 25, 2026, pursuant to the exercise of options or warrants, conversion of preferred stock, or the vesting of RSUs, as applicable, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but not for the purpose of computing the percentage ownership of any other person shown in the table. The number of shares of Common Stock beneficially owned by the principal stockholders and the percentage of shares outstanding, as set forth below, take into account certain limitations on the conversion of the Series H Convertible Preferred Stock (the “Series G Preferred Stock”) or exercise of warrants, as the case may be, to purchase Common Stock.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 7,926,766 shares of common stock issued and outstanding and outstanding and percentage of Series H Preferred Stock ownership is based on 31,333 shares of Series H Preferred Stock issued and outstanding as of April 25, 2026.

Number of	Number of
Shares of	Shares of
Common	Series H

	Stock	Percentage	Preferred Stock	Percentage	Total
	Beneficially	of	Beneficially	of	Voting
Name and Address of Beneficial Owner(1)	Owned	Class	Owned	Class	Power
5% percent or more beneficial owners:

XWEL INV I, LLC(2)	515,090	6.50%	—	0%	*

Directors and named executive officers:

Ezra T. Ernst(3)	316,130	3.99%	—	0%	*
Bruce T. Bernstein(4)	524,183	6.61%	—	0%	*
Gaëlle Wizenberg(5)	286,142	3.61%	—	0%	*
Robert Weinstein(6)	378,942	4.78%	—	0%	*
Michael Lebowitz(7)	328,934	4.15%	—	0%	*
Thomas Ian Brown(8)	37,000	*	—	0%	*
Suzanne A. Scrabis(9)	22,886	*	—	0%	*

All directors and executive officers as a group (7 persons)(10)	1,894,217	23.90%	—	0%	2.54%
*	Less than 1%
(1)	The amounts set forth in the column “Number of Shares of Common Stock Beneficially Owned” reflect the application of various limitations on the issuance of the shares of Common Stock issuable upon conversion of the Series H Preferred Stock in the Certificate of Designations of the Series H Preferred Stock, including beneficial ownership limitations and limitations under the rules or regulations of Nasdaq. The information in the table above and in the following footnotes reflects information available to us as of April 25, 2026.

A total of 7,926,766 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of the April 25, 2026, and 31,333 shares of Series H Preferred Stock are outstanding as of the April 25, 2026, which such outstanding shares of Series H Preferred Stock as of the April 25, 2026, are entitled to an aggregate of approximately 66,666,669 votes, voting on an as-converted basis, pursuant to the terms of the Certificate of Designations.

(2)	Based solely on information contained in a Schedule 13G filed on August 9, 2024 by XWEL INV I, LLC. XWEL INV I, LLC’s address is 400 Park Avenue, 4th Floor, New York, New York 10022.
(3)	The number of shares of Common Stock beneficially owned includes 201,130 shares of Common Stock and/or vested shares of restricted stock and options to purchase up to 115,000 shares of Common Stock, which are exercisable within 60 days of April 25, 2026.
(4)	The number of shares of Common Stock beneficially owned includes 339,882 shares of Common Stock and/or vested shares of restricted stock and options to purchase up to 184,301 shares of Common Stock, which are exercisable within 60 days of April 25, 2026.
(5)	The number of shares of Common Stock beneficially owned includes 190,698 shares of Common Stock and/or vested shares of restricted stock and options to purchase 95,444 shares of Common Stock, which are exercisable within 60 days of April 25, 2026.
(6)	The number of shares of Common Stock beneficially owned includes 215,231 shares of Common Stock and/or vested shares of restricted stock and options to purchase up to 163,711 shares of Common Stock, which are exercisable within 60 days of April 25, 2026.
(7)	The number of shares of Common Stock beneficially owned includes 211,122 shares of Common Stock and/or vested shares of restricted stock and options to purchase up to 117,812 shares of Common Stock, which are exercisable within 60 days of April 25, 2026.

(8)	The number of shares of Common Stock beneficially owned includes options to purchase up to 37,000 shares of Common Stock, which are exercisable within 60 days of April 25, 2026.
(9)	The number of shares of Common Stock beneficially owned includes 4,136 shares of Common Stock and options to purchase 18,750 shares of Common Stock, which are exercisable within 60 days of April 25, 2026.
(10)	See footnotes (3) through (9).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

CBIZ CPAs P.C. (“CBIZ CPAs”) acquired the attest business of Marcum, effective November 1, 2024. Marcum continued to serve as the Company’s independent registered public accounting firm through April 21, 2025. On April 21, 2025, the Company dismissed Marcum as the Company’s independent registered accounting firm and, with the approval of the Audit Committee of the Company’s Board of Directors, engaged CBIZ CPAs as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025. The Audit Committee reviewed auditor independence issues and existing commercial relationships with CBIZ CPAs. The Audit Committee concluded that independence of CBIZ CPAs was not impaired for the fiscal years ended December 31, 2025, and 2024. For the fiscal years ended December 31, 2025, and 2024, we incurred the following fees for the services of CBIZ CPAs:

	2025	2024

CBIZ CPAs:

Audit fees(1)	$767,949	$—
Audit-related fees(2)	98,675	—
Tax fees(3)	—	—
All other fees(4)	—	—

Total	$866,624	$—
(1)	Audit fees includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees includes fees for benefit plan audits and lease compliance audits.
(3)	Tax fees consist of fees for tax services, including tax compliance, tax advice and tax planning.
(4)	The fees in this category pertain to fees billed for products and services provided by CBIZ CPAs, other than the services reported in the categories above.

Pre-Approval Policies and Procedures Audit and Non-Audit Services

Consistent with SEC policies and guidelines regarding audit independence, our Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. Our Audit Committee pre-approves these services by category and service. Our Audit Committee pre-approved all of the services provided by our independent registered public accounting firms for the years ended December 31, 2025 and 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

No financial statements are filed with this 10-K/A. These items were included as part of the Original Filing.

(a)(2)

None.

(a)(3) Exhibits.

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the exhibit list of the original Form 10-K. The following list of exhibits sets forth the additional exhibits required to be filed with this Form 10-K/A and is incorporated herein by reference in response to this Item 15.

Exhibits Index

2.4
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

*       Filed herewith.

**     Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto, duly authorized on the 30th day of April, 2026.

XWELL, Inc.

By:	/s/ Ezra T. Ernst
Ezra T. Ernst
Chief Executive Officer
(Principal Executive Officer)

N Bro
XWELL, Inc.

	By:	/s/ Ian Brown
Ian Brown
Chief Financial Officer
(Principal Financial and Accounting Officer)