Form 10-Q
period 2026-03-31
XWELL, Inc.
filed 2026-05-20
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, 8,444,266 shares of the registrant’s common stock were outstanding.

XWELL, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Current assets
Cash and cash equivalents	$16,800	$2,617
Marketable Securities	7	7
Accounts receivable	1,317	1,560
Inventory	453	509
Other current assets	1,170	1,217
Total current assets	19,747	5,910

Restricted cash	252	251
Property and equipment, net	1,773	1,665
Intangible assets, net	61	101
Operating lease right of use assets, net	954	1,039
Security deposits	2,104	2,127
Other assets	101	124
Total assets	$24,992	$11,217

Current liabilities
Accounts payable	$3,535	$2,836
Accrued expenses and other current liabilities	2,275	2,940
Accrued Series G Convertible Preferred payable	—	538
Current portion of operating lease liabilities	1,789	1,862
Deferred revenue	790	1,126
Convertible senior secured note, net	—	3,590
Total current liabilities	8,389	12,892

Long-term liabilities
Derivative liability	—	3,870
Operating lease liabilities	6,525	7,035
Total liabilities	14,914	23,797
Commitments and contingencies (see Note 8)
Temporary equity
Series G Convertible Preferred Stock, $0.01 par value per share and $1,000 stated value per share, 4,000 shares authorized; 0 and 196 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively; Liquidation preference of $0 as of March 31, 2026	—	224
Equity (Deficit)
Series H Convertible Preferred Stock, $0.01 par value per share and $1,000 stated value per share, 35,000 shares authorized; 31,333 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively; Liquidation preference of $31,333 as of March 31, 2026	—	—
Common Stock, $0.01 par value per share, 150,000,000 shares authorized; 7,926,766 and 6,071,324 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	79	61
Additional paid-in capital	502,869	468,915
Accumulated deficit	(500,899)	(489,697)
Accumulated other comprehensive loss	(1,660)	(1,541)
Total equity (deficit) attributable to XWELL, Inc.	389	(22,262)
Noncontrolling interests	9,689	9,458
Total equity (deficit)	10,078	(12,804)
Total liabilities, temporary equity and equity	$24,992	$11,217

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2026	2025

Revenue, net
Services	$6,064	$6,420
Products	574	603
Total revenue, net	6,638	7,023

Cost of sales
Labor	2,974	3,967
Occupancy	761	1,134
Products and other operating costs	550	603
Total cost of sales	4,285	5,704
Gross Profit	2,353	1,319
Depreciation and amortization	172	166
General and administrative	7,595	4,311
Total operating expenses	7,767	4,477
Operating loss	(5,414)	(3,158)
Change in fair value of derivative liabilities	(5,584)	(142)
Change in fair value of warrant liability	—	2,590
Loss on issuance of Series G Preferred Stock	—	(3,443)
Interest (expense) income, net	(43)	58
Foreign exchange gain (loss)	77	(455)
Loss on investments, realized and unrealized	(22)	(5)
Other non-operating expense, net	(26)	(33)
Loss before income taxes	(11,012)	(4,588)
Income tax expense	—	—
Net loss	(11,012)	(4,588)
Net (income) attributable to noncontrolling interests	(190)	(131)
Net loss attributable to XWELL, Inc.	$(11,202)	$(4,719)
Net loss	(11,012)	(4,588)
Other comprehensive income (loss) from operations	(78)	189
Comprehensive loss	$(11,090)	$(4,399)
Loss per share
Preferred stock dividends	(82)	(68)
Preferred stock accretion	—	(499)
Deemed contribution on Repurchase of Series G Preferred Stock	106	—
Net loss attributable to XWELL, Inc. common stockholders	$(11,178)	$(5,286)
Basic and diluted loss per share	$(1.51)	$(1.00)
Weighted-average number of shares outstanding
Basic	7,396,148	5,261,024
Diluted	7,396,148	5,261,024

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

									Accumulated
	Series G Convertible		Series H Convertible				Additional		other	Total	Non-
	Preferred stock		Preferred stock		Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	in capital	deficit	loss	equity	interests	equity (deficit)
January 1, 2026	196	$224	—	$—	6,071,324	$61	$468,915	$(489,697)	$(1,541)	$(22,262)	$9,458	$(12,804)
Issuance of common stock for Series G preferred stock installment redemption	—	—	—	—	1,855,442	18	525	—	—	543	—	543
Stock-based compensation	—	—	—	—	—	—	886	—	—	886	—	886
Issuance of Series H Preferred Stock in private placement, net of transaction costs	—	—	31,333	—	—	—	28,269	—	—	28,269	—	28,269
Series G Preferred Stock dividends	—	—	—	—	—	—	(82)	—	—	(82)	—	(82)
Extinguishment of Series G Preferred Stock and convertible notes	(196)	(224)	—	—	—	—	4,356	—	—	4,356	—	4,356
Foreign currency translation	—	—	—	—	—	—	—	—	(141)	(141)	41	(100)
Other comprehensive income, net	—	—	—	—	—	—	—	—	22	22	—	22
Net loss for the period	—	—	—	—	—	—	—	(11,202)	—	(11,202)	190	(11,012)
March 31, 2026	—	$—	31,333	$—	7,926,766	$79	$502,869	$(500,899)	$(1,660)	$389	$9,689	$10,078

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

(In thousands, except share and per share data)

									Accumulated
	Series G Convertible				Additional		Additional		other
	Preferred stock		Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	in capital	deficit	loss	equity	interests	equity
January 1, 2025	—	$—	5,261,024	$53	$473,824	$(472,706)	$(1,959)	$(788)	$8,530	$7,742
Stock-based compensation	—	—	—	—	80	—	—	80	3	83
Issuance of Series G Preferred Stock in private placement, net of transaction costs	4,000	—	—	—	—	—	—	—	—	—
Series G Preferred Stock accretion	—	499	—	—	(499)	—	—	(499)	—	(499)
Series G Preferred Stock dividends	—	68	—	—	(68)	—	—	(68)	—	(68)
Foreign currency translation	—		—	—	—	—	199	199	(10)	189
Net loss for the period	—	—	—	—	—	(4,719)	—	(4,719)	131	(4,588)
March 31, 2025	4,000	$567	5,261,024	$53	$473,337	$(477,425)	$(1,760)	$(5,795)	$8,654	$2,859

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(11,012)	$(4,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Items included in net loss not affecting operating cash flows:
Depreciation and amortization	172	166
Unrealized gain on marketable securities	—	(24)
Foreign currency remeasurement (gain) loss	(77)	455
Gain on lease termination	—	(401)
Amortization of operating lease right of use asset	85	246
Provision for credit losses	(6)	6
Stock-based compensation	886	83
Non-cash interest expense	53
Gain on equity investment	23	29
Change in fair value of derivative liability	5,584	142
Change in fair value of warrant liability	—	(2,590)
Loss on issuance of Series G Preferred Stock	—	3,443
Changes in assets and liabilities:
(Increase) decrease in inventory	55	(31)
Decrease in accounts receivable	251	269
(Decrease) in deferred revenue	(336)	(58)
(Increase) decrease in other assets, current and non-current	14	(669)
(Decrease) in other liabilities, current and non-current	(1,166)	(1,255)
Increase in accounts payable	872	599
Net cash used in operating activities	(4,602)	(4,178)
Cash flows from investing activities
Acquisition of property and equipment	(390)	(424)
Investment in marketable securities	-	(46)
Net cash provided by (used in) investing activities	(390)	(470)
Cash flows from financing activities
Payment for Repurchase of preferred stock, convertible notes and warrants	(9,000)	—
Proceeds from registered offering, net of offering costs	28,269	3,745
Redemption of preferred stock	(76)	—
Net cash provided by financing activities	19,193	3,745
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(24)	3
Increase (decrease) in cash, cash equivalents and restricted cash	14,177	(900)
Cash, cash equivalents, and restricted cash at beginning of the year	2,875	5,301
Cash, cash equivalents, and restricted cash at end of the period	$17,052	$4,401
Cash paid for
Income taxes	$—	$—
Non-cash investing and financing transactions
Capital expenditures included in Accounts payable, accrued expenses and other current liabilities	(151)	4
Accrual of Series G convertible preferred stock dividends	82	68
Accretion of Series G convertible preferred stock to redemption value	—	499
Initial fair value of warrant liability	—	5,873
Initial fair value of derivative liability	—	1,315
Noncash conversion of Series G convertible preferred stock	543	—
Deemed dividend on Repurchase of Series G Preferred Stock	106	—
Fair value of Placement Agent warrants	7,152	—
Contribution on Repurchase of related party debt, net of warrant repurchase cost	4,250	—

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

Liquidity Analysis

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. While the Company has suffered recurring losses and negative cash flows from operations, management evaluated whether substantial doubt existed about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued.

The Company has significantly reduced operating and overhead expenses, while it continues to focus on returning to overall profitability. Management is implementing various strategic initiatives to reduce operating expenses, improve working capital and enhance cash flow. These include cost reduction efforts, capital spending controls, and financing options such as the February 2026 Private placement (referenced below).

The Company’s increase in liquidity during the period was primarily attributable to proceeds from a private placement of Series H Convertible Preferred Stock with accompanying warrants completed in February 2026 (the “February 2026 Private Placement”), which generated net proceeds of $28,269. During the three months ended March 31, 2026, the Company used approximately $9,000 of these proceeds to repurchase outstanding Series G Preferred Stock, certain convertible notes, and related warrants as part of a strategic effort to simplify its capital structure and reduce future financing obligations. The remaining proceeds were used to support general corporate purposes and working capital needs.

The Company continues to focus on managing operating expenses, optimizing working capital, and improving cash flows from operations. Based on its current cash position and expected operating cash flows, the Company believes it has sufficient liquidity to fund its operations and meet its obligations for at least the next twelve months.

Note 2. Accounting and Reporting Policies

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as amended. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited annual financial statements but does not include all information required by GAAP for annual financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from such estimates. Significant items subject to such estimates and assumptions include the Company’s long-lived assets, the valuation of stock-based compensation, fair value of warrants, derivative liability, deferred tax assets and liabilities, income tax uncertainties, and other contingencies.

Note 3. Cash, Cash Equivalents, and Restricted Cash

A reconciliation of the Company’s cash and cash equivalents in the unaudited condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the unaudited condensed consolidated statements of cash flows as of March 31, 2026, and December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025
Cash denominated in United States dollars	$15,402	$1,100
Cash denominated in currency other than United States dollars	1,294	1,451
Restricted cash	252	251
Credit and debit card receivables	104	66
Total cash, cash equivalents and restricted cash	$17,052	$2,868

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

Note 4. Other current assets

As of March 31, 2026, and December 31, 2025, other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid expenses	$1,170	$1,217
Total other current assets	$1,170	$1,217

Prepaid expenses are predominantly comprised of financed and prepaid insurance policies and IT hosting services, which have terms of one year or less.

Note 5. Property and Equipment, net

Property and equipment are comprised of the following:

	March 31,	December 31,
	2026	2025	Useful Life
Leasehold improvements	$4,164	$6,094	Average 5-8 years
Furniture and fixtures	317	468	3-4 years
Other operating equipment	897	1,028	Maximum 5 years
	5,378	7,590
Accumulated depreciation	(3,605)	(5,925)
Total property and equipment, net	$1,773	$1,665

Depreciation expense was $132 and $90 for the three months ended March 31, 2026 and 2025, respectively.

Note 6. Fair Value Measurements

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

The following table presents the placement in the fair value hierarchy of the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2026 and December 31, 2025. Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible property and equipment, right-of-use assets, and other intangible assets, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets. Recoverability is based on estimated undiscounted cash flows or other relevant observable/unobservable measures. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is included in Impairment of long-lived assets and Impairment of operating lease right-of-use assets on the condensed consolidated statements of operations and comprehensive loss.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three months ended March 31, 2026. The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximated their fair values as of March 31, 2026 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock and Note was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility of our common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and our probability of default.

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of March 31, 2026:
Recurring fair value measurements
Equity and debt securities:
Route1, Inc.	$90	$—	$90	$—
Marketable securities	7	7	—	—
Total equity and debt securities	97	7	90	—
Total recurring fair value measurements	$97	$7	$90	$—

As of December 31, 2025
Recurring fair value measurements
Equity and debt securities:
Route1	$112	$—	$112	$—
Marketable securities	7	7	—	—
Total equity and debt securities	119	7	112	—
Derivatives:
Derivative liability	3,870	—	—	3,870
Total derivatives	3,870	—	—	3,870
Total recurring fair value measurements	$3,989	$7	$112	$3,870
Nonrecurring fair value measurements
Property, plant and equipment	$1,665	$—	$—	$1,665
Operating lease right-of-use asset	1,039	—	—	1,039
Convertible senior secured note	6,689	—	—	6,689
Total nonrecurring fair value measurements	$9,393	$—	$—	$9,393

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liabilities that are measured at fair value on a recurring basis:

Balance on January 1, 2026	3,870
Change in fair value of bifurcated embedded derivative	5,584
Extinguishment of convertible preferred stock with bifurcated embedded derivative	(9,454)
Balance on March 31, 2026	$—

Note 7. Accrued expenses and other current liabilities

As of March 31, 2026, and December 31, 2025, accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accrued compensation	$1,144	$905
Tax-related liabilities	499	527
Common area maintenance accruals	8	41
AP Accruals	107	78
Gift certificates	333	331
Other miscellaneous accruals	184	1,058
Total accrued expenses and other current liabilities	$2,275	$2,940

Note 8. Commitments and Contingencies

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

November 2025 Employment Litigation

In November 2025, a former employee initiated an employment-related legal proceeding against the Company, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During the three months ended March 31, 2026, the Company entered into a confidential settlement agreement to resolve the matter. The matter was settled for a de minimis amount, and the case has been dismissed with prejudice.

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

This dispute arises out of alleged breaches of contract between the parties as well as other alleged improper conduct relating to the agreements. The arbitration hearing was completed in March 2026, and the parties are currently awaiting the arbitrator’s final decision.

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

Note 9. Stockholders’ Equity and Warrants

February 2026 Private Placement

On February 24, 2026, the Company entered into the February 2026 Purchase Agreement with the a certain accredited investor (the “February 2026 Purchaser”) for the issuance and sale in a private placement of an aggregate of (i) 31,333 shares of the Company’s newly-designated Series H Convertible Preferred Stock, par value of $0.01 per share and a stated value of $1,000 per share (the “Series H Preferred Stock”), initially convertible into up to 66,665,957 shares of common stock (the “Series H Conversion Shares”), at an initial conversion price of $0.47 per share, subject to adjustment for certain customary adjustments, and (ii) the warrants (the “Series H Warrants”) to purchase up to 66,665,957 shares of common stock, at an initial exercise price of $0.345 per share, subject to adjustment for certain customary adjustments, for aggregate gross proceeds of approximately $31,300. The Series H Warrants expire three years from the date of issuance. The February 2026 Private Placement closed in two tranches, with 30,832 shares of Series H Preferred Stock and 65,600,000 Series H Warrants issued on February 27, 2026 (the “First Closing”), and 501 shares of Series H Preferred Stock and 1,065,957 Series H Warrants issued on March 3, 2026 (the “Second Closing”, and collectively with the First Closing, the “Closing”).

In connection with the February 2026 Private Placement, pursuant to a placement agency agreement (the “Placement Agency Agreement”), dated as of February 24, 2026, by and between the Company and Dominari Securities LLC (the “Placement Agent”), the Company engaged the Placement Agent to act as an exclusive placement agent in connection with the February 2026 Private Placement and agreed to (i) pay to the Placement Agent (a) a cash fee equal to 8% of the gross proceeds of the February 2026 Private Placement and (b) reimbursements and payments of certain expenses, including non-accountable expense allowance equal to 1% of the gross proceeds raised in the February 2026 Private Placement and reasonable out-of-pocket expenses, not to exceed $250, and (ii) issue to the Placement Agent warrants (the “Placement Agent Warrants”) to purchase up to an aggregate number of shares of Common Stock equal to 8% of the aggregate number of shares of common stock underlying the securities issued in the February 2026 Private Placement, with terms identical to the Series H Warrants, except that the Series H Placement Agent Warrants have a term of five (5) years from the date of issuance. The Placement Agency Agreement contains customary representations, warranties and agreements of the parties, and customary indemnification obligations of the Company.

Series H Preferred Stock

The terms of the Series H Preferred Stock are set forth in the Series H Certificate of Designations. The shares of Series H Preferred Stock are convertible into the Series H Conversion Shares at the election of the holders of the Series H Preferred Stock (the “Holders”) at any time at an initial conversion price of $0.47 per share (the “Series H Conversion Price”). The Series H Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like.

A Holder of the Series H Preferred Stock may not convert any portion of the Series H Preferred Stock to the extent that the Holder, together with its affiliates, would beneficially own more than 4.99% of the Company’s outstanding shares of Common Stock immediately after conversion, except that upon at least 61 days’ prior notice from the Holder to the Company, the Holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion.

Pursuant to the Series H Certificate of Designations, so long as any shares of the Series H Preferred Stock are outstanding, the Company may not, directly or indirectly, redeem, or declare or pay any cash dividend or distribution on, any securities of the Company without the prior express written consent of the Required Holders (as defined in the Series H Certificate of Designations). In the event that dividends are consented to by the Required Holders, the Holders of the Series H Preferred Stock shall be entitled to receive dividends on shares of the Series H Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends may be paid on shares of the Series H Preferred Stock.

Except as otherwise provided in the Series H Certificate of Designations or as otherwise required by law, the Series H Preferred Stock will have no voting rights except as provided by law. However, as long as any shares of Series H Preferred Stock are outstanding, the Company may not, without the affirmative vote at a meeting duly called for such purpose, or the written consent without a meeting, of the Required Holders, voting together as a single class, (a) amend or repeal any provision of, or add any provision to, its charter documents, including, without limitation, its Certificate of Incorporation or bylaws, the Series H Certificate of Designation, or file any certificate of designations or articles of amendment of any series of shares of preferred stock, in each case, only if such action would adversely alter or change in any respect the preferences, rights, privileges or powers, or restrictions provided for the benefit, of the Series H Preferred Stock, regardless of whether any such action shall be by means of amendment to the Certificate of Incorporation or by merger, consolidation or otherwise; (b) increase or decrease (other than by conversion) the authorized number of shares of the Series H Preferred Stock; (c) create or authorize (by reclassification or otherwise) any new class or series of shares that has a preference over the Series H Preferred Stock with respect to dividends or the distribution of assets on the liquidation, dissolution or winding up of the Company; (d) pay dividends or make any other distribution on any shares of any capital stock of the Company junior in rank to the Series H Preferred Stock; or (e) whether or not prohibited by the terms of the Series H Preferred Stock, circumvent a right of the Series H Preferred Stock.

The Series H Preferred Shares are not mandatorily redeemable and do not embody an unconditional obligation to settle in a variable number of equity shares. As such, the Series H Preferred Stock are classified as permanent equity on the unaudited condensed consolidated balance sheets. The holder’s contingent redemption right in the event of certain deemed liquidation events does not preclude permanent equity classification. The Series H Preferred Shares were determined to be more akin to an equity-like host than a debt-like host for purposes of assessing embedded derivative features for potential bifurcation. The embedded conversion feature is considered to be clearly and closely related to the associated convertible preferred stock host instrument and therefore was not bifurcated from the equity host.

Series H Warrants

The exercise price of the Series H Warrants is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like. A holder of the Series H Warrants may not exercise any portion of such holder’s Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

The Company assessed the Series H Warrants under ASC 480 and ASC 815 and determined that they met the requirements to be classified in stockholders’ equity upon issuance.

Pursuant to the Placement Agency Agreement, the Company issued to the Placement Agent  the Series H Placement Agent Warrants to purchase 5,333,277 shares of Common Stock with the same terms as the Series H Warrants except that the Series H Placement Agent Warrants have a term of five (5) years from the date of issuance. The Series H Placement Agent Warrants are within the scope of ASC 718 pursuant to ASC 718-10-20 and were determined to qualify for equity classification upon issuance. The total aggregate fair value of the Series H Placement Agent Warrants between the First Closing and the Second Closing of approximately $7,152 was included as a component of total transaction costs for the February 2026 Private Placement and was accordingly recorded in equity. The issuance date fair value of the Series H Placement Agent Warrants issued in the First Closing of $7,048 was determined using the Black Scholes Model using the following weighted average assumptions: the fair value of the Company’s common stock per share of $1.49; remaining term of 5 years; equity volatility of 101%; and a risk-free interest rate of 3.5%. The issuance date fair value of the Series H Placement Agent Warrants issued in the Second Closing of $104 was determined using the Black Scholes Model using the following weighted average assumptions: the fair value of the Company’s common stock per share of $1.37; remaining term of 5 years; equity volatility of 100%; and a risk-free interest rate of 3.6%.

Transaction costs totaling $10,216 were incurred related to the February 2026 Private Placement consisting of cash expenses for placement agent fees, legal fees, and accounting costs related to the financing, as well as the fair value of Series H Placement Agent Warrants. Net proceeds from the February 2026 Private Placement totaled $28,269. As the Series H Preferred Stock and Series H Warrants were classified in permanent equity, all transaction costs were recorded as an offset to additional paid-in capital.

February 2026 Omnibus Agreement

On February 24, 2026, the Company entered into the Omnibus Agreement, by and between the Company and January 2025 Investors, pursuant to which, the Company agreed to (i) repurchase from the January 2025 Investors $3,468 of aggregate principal amount of the Notes, representing the entire outstanding principal amounts of the Notes and any accrued and unpaid interest thereon, (ii) redeem 196 shares of Series G Preferred Stock held by the January 2025 Investors with an aggregate Stated Value of $196 and $27 of accrued and unpaid dividends thereon, representing all outstanding shares of Series G Preferred Stock, and (iii) redeem all Amended and Restated Warrants held by the January 2025 Investors, representing all outstanding Series A Warrants and Series B Warrants, for an aggregate cash purchase price of $9,000 (collectively, the “Repurchase”). The Repurchase closed on March 2, 2026.

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

The Company allocated the total cash purchase price related to the Repurchase among the Series G Preferred Stock, the Notes, and the Amended and Restated Warrants using the relative fair value method on March 2, 2026 as summarized in the table below and accounted for each instrument in accordance with the relevant accounting guidance:

		Percentage of	Allocated consideration based
Instrument	Fair Value	total fair value	on relative fair value
Series G Preferred	$398	1.57%	141
Notes	12,906	50.92%	4,582
Amended and Restated Warrants	12,044	47.51%	4,277
Total	$25,348	100.00%	9,000

Accounting Treatment – Redemption of Series G Preferred Stock

The following table summarizes the calculation of the net carrying value of the Series G Preferred Shares before the Repurchase:

Stated value of outstanding Preferred Shares	$196
Premium	27
Fair value of bifurcated derivative liability	22
Accrued Series G Convertible Preferred payable	2
$247

During the three months ended March 31, 2026 prior to the Repurchase the Company incurred $82 in dividends, and paid $76 of dividends in cash related to the Series G Preferred Stock. Additionally, the Company issued 1,855,442 shares of its common stock in conversion of Series G Preferred Shares for a total value of $543.

The Company estimated the $398 fair value of the remaining Series G Preferred Stock and the $22 fair value of the bifurcated embedded derivative related to the Series G Preferred Stock prior to the Repurchase on March 2, 2026 using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s common stock of $1.70 on the valuation date, estimated equity volatility of 148%, the time to maturity of 0.87 years, a discounted market interest rate 6.3%, a risk-free rate of 3.51%, dividend rate of 8.0%, a penalty dividend rate of 15.0%, and probability of default of 3.9%. Prior to the Repurchase, the Company recognized a gain of $40 related to the change in the fair value of the derivative during the three months ended March 31, 2026, which is recorded in other income (expense) on the unaudited condensed consolidated statement of operations.

The Company treated the extinguishment of the Series G Convertible Preferred Stock as a redemption in accordance with ASC Topic 260, Earnings Per Share. Accordingly, the Company thus recognized a total of $106 representing the difference between the allocated consideration of $141 and the carrying amount of the Series G Preferred Shares of $247 as a deemed contribution, which is added to net loss attributable to common stockholders in the unaudited consolidated statement of operations and comprehensive loss for the three months ended March 31, 2026 and recognized as additional paid-in capital.

Accounting Treatment – Extinguishment of the Notes

The following table summarizes the calculation of the net carrying value of the Notes before the Repurchase:

Outstanding principal	$3,387
Unamortized premium	210
Accrued interest payable	81
Fair value of bifurcated derivative liability	9,431
$13,109

The Company recognized interest expense totaling approximately $53 during the three months ended March 31, 2026 prior to the Repurchase, reflecting an effective interest rate of 8.80% and which was comprised of approximately $46 interest at the stated rate, and approximately $7 representing the amortization of the premium recognized at issuance.

The Company estimated the $12,906 fair value of the Notes and the $9,431 fair value of the bifurcated embedded derivative related to the Notes prior to the Repurchase on March 2, 2026 using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s common stock of $1.70 on the valuation date, estimated equity volatility of 108%, the time to maturity of 3.03 years, a discounted market interest rate of 6.5%, a risk-free rate of 3.43%, and probability of default of 15.6%. Prior to the Repurchase, the Company recognized a loss of $5,624 related to the change in the fair value of the derivative during the three months ended March 31, 2026, which is recorded in other income (expense) on the unaudited condensed consolidated statement of operations.

The Company accounted for the repurchase of the Notes as a debt extinguishment in accordance with ASC Topic 470, Debt. Accordingly, the $8,527 difference between the allocated consideration of $4,583 and the carrying amount of the Notes of $13,109 was recognized as a capital contribution recognized in additional paid-in capital as the Notes were held by certain of the Company’s investors.

Accounting Treatment – Repurchase of the Amended and Restated Warrants

The Company estimated the $12,044 fair value of the Amended and Restated Warrants prior to the Repurchase on March 2, 2026 using the Black Scholes Model using the following weighted average assumptions: the fair value of the Company’s common stock per share of $1.70; remaining term of 3.87 years; equity volatility of 103%; and a risk-free interest rate of 3.49%.

The Company accounted for the repurchase of the Amended and Restated Warrants in accordance with the guidance in ASC Topic 815, Derivatives and Hedging, related to the repurchase of freestanding equity-classified instruments. Accordingly, the allocated consideration of $4,277 was recorded as reduction of additional paid-in capital.

The following table represents the activity related to the Company’s warrants during the three months ended March 31, 2026:

		Weighted average	Remaining
	No. of Warrants	exercise price	contractual term (years)
December 31, 2025	9,045,000	$1.00	4.18
Granted	71,999,234	$0.35	—
Repurchased	(9,045,000)	$1.00	—
March 31, 2026	71,999,234	$0.35	3.06

All outstanding warrants were exercisable as of March 31, 2026 with an intrinsic value of $57,959.

Note 10. Stock-based Compensation

Total stock-based compensation for the three months ended March 31, 2026 and 2025 was $886 and $83, respectively. All stock-based compensation for the three months ended March 31, 2026 and 2025 is presented on the unaudited condensed consolidated statements of operations and comprehensive loss within general and administrative expense.

The following tables summarize information about stock options and RSU activity for the three months ended March 31, 2026:

	RSUs		Stock options
		Weighted		Weighted	Weighted
		average		average	average
	No. of	grant date	No. of	exercise	remaining
	RSUs	fair value	options	price	term
Outstanding as of December 31, 2025	55,000	$1.30	921,267	$4.24	8.63 years
Granted	500,000	1.49	—	—
Exercised/Vested	(517,500)	1.47	—	—
Forfeited	—	—	—	—
Expired	—	—	(16,253)	—
Outstanding as of March 31, 2026	37,500	$1.43	905,014	$4.24	8.49 years
Exercisable as of March 31, 2026	—		763,588	$4.83	8.37 years

Unrecognized stock-based payment cost related to non-vested stock options as of March 31, 2026 was $80, vesting over the next .17 years.

Unrecognized stock-based payment cost related to non-vested RSUs as of March 31, 2026 was $43.

Note 11. Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue from contracts with customers by the nature of products and services provided:

	Three months ended
	March 31,
	2026	2025
Revenue, point in time	$4,721	$4,846
Revenue, over time	1,917	2,177
Total Revenue	$6,638	$7,023

As of March 31, 2026, the unrecognized committed amount of the Ginkgo/Bioworks contract is $362.

Contract Costs

The Company has no contract costs related to the periods presented.

Contract Liabilities

Contract liabilities are classified as deferred revenue in the unaudited condensed consolidated balance sheets. The activity in deferred revenue as of March 31, 2026 and December 31, 2025, was as follows:

	March 31, 2026	December 31, 2025
Beginning of the period contract liability	$1,126	$1,143
Revenue recognized from the contract liabilities included in the beginning balance	(431)	(709)
Increases due cash received net of amounts recognized revenue during the period	95	692
End of period contract liability	$790	$1,126

Of the $1,126 outstanding as of December 31, 2025, $431 has been recognized as revenue for the three months ended March 31, 2026.

The Company has elected not to include in unfulfilled performance obligations for contracts in which the amount of revenue it recognizes is equal to the amount which the Company has a right to invoice. No revenue was recognized in the reporting period from performance obligations satisfied in previous periods. The Company applies the right-to-invoice practical expedient for its Priority Pass revenue stream and recognizes revenue in the amount it is entitled to invoice when that amount corresponds directly with the value of the performance to date. For the Company’s XpresTest business unit, there are no portions of unfulfilled performance obligations, because the Company’s efforts towards satisfying each of the performance obligations are expended evenly throughout the period of performance. Naples Wax Center offers prepaid wax packages that are either unlimited for one year or a set number of services. When the packages are purchased, the sales are recorded as deferred revenue, which was $790 and $837 as of March 31, 2026 and December 31, 2025, respectively. As services related to prepaid packages are used, revenue is recognized as income.

Note 12. Segment Information

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

The table below presents information about reported segments for the three and three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue	$4,197	$1,917	$524	$—	$6,638
Operating (loss)/income	$(592)	$1,067	$48	$(5,937)	$(5,414)

	Three months ended March 31, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue	$4,294	$2,177	$552	$—	$7,023
Operating (loss)/income	$800	$618	$(422)	$(4,154)	$(3,158)

A reconciliation of total segment revenues to total unaudited condensed consolidated revenue and of total segment operating (loss) income to total consolidated (loss) income, for the three and three months ended March 31, 2026 and 2025, is as follows:

	Three months ended March 31, 2026
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue from external customers	$4,197	$1,917	$524	$—	$6,638
Less: Significant Expenses (1):
Cost of Goods Sold - Labor	2,022	628	324	—	2,974
Cost of Goods Sold - Products & Services	263	—	6	—	269
Occupancy Cost	678	14	69	—	761
Other Cost of Revenue	179	34	68	—	281
Depreciation and amortization	150	—	6	16	172
Less: Other Segment Expenses (2):
Other segment operating expenses	1,497	174	3	5,921	7,595
Segment operating (loss) income	$(592)	$1,067	$48	$(5,937)	$(5,414)

	Three months ended March 31, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue from external customers	$4,294	$2,177	$552	$—	$7,023
Less: Significant Expenses (1):
Cost of Goods Sold - Labor	2,356	1,289	322	—	3,967
Cost of Goods Sold - Products & Services	248	—	9	—	257
Occupancy Cost	976	6	152	—	1,134
Other Cost of Revenue	216	63	67	—	346
Depreciation and amortization	95	2	55	14	166
Less: Other Segment Expenses (2):
Other segment operating expenses	(397)	199	369	4,140	4,311
Segment operating (loss) income	$800	$618	$(422)	$(4,154)	$(3,158)
(1)	The significant expense amounts align with the expenses that the CODM is regularly provided with to assess performance and allocate resources.
(2)	For all segments, SGA consists of the following:

Salaries & Benefits, Rent & Utilities, Office Supplies & Shipping, Travel & Entertainment, IT & Telecom, Repairs & Maintenance, Accounting, Legal, Franchise/Property Tax, Management/DBE Fees, Advertising & Marketing, Insurance

Other Significant Items

	Three months ended March 31, 2026
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Stock based compensation	$—	$—	$—	$886	$886

	Three months ended March 31, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Stock based compensation	$37	$3	$—	$43	$83

	March 31, 2026
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Capital expenditures	$228	$3	$4	$4	$239
Assets	$20,508	$1,458	$1,028	$1,998	$24,992

	December 31, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Capital expenditures	$1,780	$—	$932	$147	$2,859
Assets	$6,884	$1,291	$1,013	$2,029	$11,217

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

	Three months ended
	March 31,
	2026	2025
Revenue
United States	$5,356	$5,705
All other countries	1,282	1,318
Total revenue	$6,638	$7,023

Long-lived assets	March 31, 2026	December 31, 2025
United States	$2,545	$2,496
All other countries	182	208
Total long-lived assets	$2,727	$2,704

Note 13. Net Loss per Share of Common Stock

The table below presents the computation of basic and diluted net loss per share of Common Stock:

	Three months ended
	March 31,
	2026	2025
Basic numerator:
Net loss attributable to XWELL, Inc.	$(11,202)	$(4,719)
Less: preferred stock dividends	(82)	(68)
Less: preferred stock accretion	—	(499)
Plus: deemed contribution on Repurchase of Series G Preferred Stock	106	—
Net loss attributable to common shareholders	$(11,178)	$(5,286)
Basic denominator:
Basic weighted average shares outstanding	7,396,148	5,261,024
Basic loss per share	$(1.51)	$(1.00)

Net loss per share data presented above excludes from the calculation of diluted net loss, the following potentially dilutive securities, having an anti-dilutive impact, in case of net loss
Both vested and unvested options to purchase an equal number of shares of Common Stock	905,014	516,096
Unvested RSUs to issue an equal number of shares of Common Stock	37,500	—
Warrants to purchase shares of Common Stock	71,999,234	5,347,594
Series G Convertible Preferred Stock on an as converted basis	—	2,933,452
Series H Convertible Preferred Stock on an as converted basis	66,665,957	—
Total number of potentially dilutive securities excluded from the calculation of loss per share attributable to common shareholders	139,607,705	8,797,142

In accordance with ASC 260, 552,500 RSUs that were fully vested on March 31, 2026 were included in basic and dilutive earnings per share as there were no remaining contingencies for these shares to be issued as of March 31, 2026.

Note 14. Related Party

On January 30, 2025, the Company entered into a consulting agreement (“Consulting Agreement”) with XWEL INV I, LLC (“XWEL INV I”) and Jason Aintabi (the “Consultant”) for the Consultant to provide advisory services to the Company. Mr. Aintabi serves as the Manager of XWEL INV I. The Consulting Agreement is deemed to be related party transaction as Mr. Aintabi is a greater than 5% beneficial owner of the Company’s securities. The Consulting Agreement was further extended on May 12, 2025 for a total period of twelve (12) months from the effective date of the agreement in exchange for a total amount for both the original and amended agreements of $530. On December 15, 2025 the Consulting Agreement was further amended to increase the value of agreement by $250, increasing the total amount for original and amended agreements to $780. On January 1, 2026, the Consulting Agreement was further extended for a period of three months from the effective date of the extension in exchange for an additional amount of $500. For the three months ended March 31, 2026, $562, of this contract was recognized in general and administrative expenses on the unaudited condensed consolidated statement of operations and comprehensive loss and $20 was recognized as a prepaid expense in other current assets on the unaudited condensed consolidated balance sheets as of March 31, 2026.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “will be,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2026, as subsequently amended on April 30, 2026 (the “Annual Report”) and this Quarterly Report on Form 10-Q and any future reports we file with the SEC. The forward-looking statements set forth herein speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

As of March 31, 2026, there were 16 domestic XpresSpa locations in total. The Company also had nine international locations operating as of March 31, 2026, including two XpresSpa locations in the Dubai International Airport in the United Arab Emirates, one XpresSpa location in the Zayad International Airport in Abu Dhabi, United Arab Emirates, two XpresSpa locations in the Schiphol Amsterdam Airport in the Netherlands and four XpresSpa locations in the Istanbul Airport in Turkey.

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

Naples Wax Center

XWELL’s subsidiary Naples Wax, LLC, d/b/a Naples Wax Centers (“Naples Wax Center” or “Naples Wax”) operates a group of upscale hair removal locations with core products and service offerings from face and body waxing to a range of skincare and cosmetic products. Naples Wax Center is intended to enable us to move beyond our airport client base with a business that can be adapted to a larger wellness platform while also growing our retail footprint to serve our long-term financial goals.

Although we recognize three segments of business, we believe there is opportunity to leverage a segment of our products and services across our platform of brands. Additionally, we are expanding our retail strategy, not only adding more products for sale but aligning those products more efficiently to our service offerings. This product strategy includes, for example, adding muscle relaxation patches to a neck or back massage to continue treatment after the delivery of the service.

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

Recent Developments

February 2026 Private Placement

On February 24, 2026, the Company entered into the February 2026 Purchase Agreement with the a certain accredited investor (the “February 2026 Purchaser”) for the issuance and sale in a private placement of an aggregate of (i) 31,333 shares of the Company’s newly-designated Series H Convertible Preferred Stock, par value of $0.01 per share and a stated value of $1,000 per share (the “Series H Preferred Stock”), initially convertible into up to 66,665,957 shares of common stock (the “Series H Conversion Shares”), at an initial conversion price of $0.47 per share, subject to adjustment for certain customary adjustments, and (ii) the warrants (the “Series H Warrants”) to purchase up to 66,665,957 shares of common stock, at an initial exercise price of $0.345 per share, subject to adjustment for certain customary adjustments, for aggregate gross proceeds of approximately $31,300. The Series H Warrants expire three years from the date of issuance. The February 2026 Private Placement closed in two tranches, with 30,832 shares of Series H Preferred Stock and 65,600,000 Series H Warrants issued on February 27, 2026 (the “First Closing”), and 501 shares of Series H Preferred Stock and

1,065,957 Series H Warrants issued on March 3, 2026 (the “Second Closing”, and collectively with the First Closing, the “Closing”).

In connection with the February 2026 Private Placement, pursuant to a placement agency agreement (the “Placement Agency Agreement”), dated as of February 24, 2026, by and between the Company and Dominari Securities LLC (the “Placement Agent”), the Company engaged the Placement Agent to act as an exclusive placement agent in connection with the February 2026 Private Placement and agreed to (i) pay to the Placement Agent (a) a cash fee equal to 8% of the gross proceeds of the February 2026 Private Placement and (b) reimbursements and payments of certain expenses, including non-accountable expense allowance equal to 1% of the gross proceeds raised in the February 2026 Private Placement and reasonable out-of-pocket expenses, not to exceed $250, and (ii) issue to the Placement Agent warrants (the “Placement Agent Warrants”) to purchase up to an aggregate number of shares of Common Stock equal to 8% of the aggregate number of shares of common stock underlying the securities issued in the February 2026 Private Placement, with terms identical to the Series H Warrants, except that the Series H Placement Agent Warrants have a term of five (5) years from the date of issuance. The Placement Agency Agreement contains customary representations, warranties and agreements of the parties, and customary indemnification obligations of the Company.

In connection with the February 2026 Private Placement, the Company entered  into a registration rights agreement (the “Registration Rights Agreement”) with the February 2026 Purchaser and the Placement Agent, pursuant to which the Company has agreed to prepare and file a registration statement with the SEC registering the resale of the shares of common stock underlying the Series H Preferred Stock and shares of common stock underlying the Series H Warrants and the Series H Placement Agent Warrants no later than the earlier of (a) 50 days after the later of (1) the closing date of the February 2026 Private Placement or (2) the Escrow Release Date (as defined in the Registration Rights Agreement) and (b) the second trading day following the date on which the Company files its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Filing Deadline”), and to use best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than 60 days following the Filing Deadline (or 90 days following the Filing Deadline in the event of a “full review” by the SEC). Such registration statement was filed on April 1, 2026, with the SEC and declared effective on April 15, 2026.

The Company used the net proceeds from the February 2026 Private Placement, in part, to repurchase certain outstanding indebtedness, redeem previously issued preferred equity and warrants in the Repurchase (see below February 2026 Omnibus Agreement).

February 2026 Omnibus Agreement

On February 24, 2026, the Company entered into the Omnibus Agreement, by and between the Company and January 2025 Investors, pursuant to which, the Company agreed to (i) repurchase from the January 2025 Investors $3,468 of aggregate principal amount of the Notes, representing the entire outstanding principal amounts of the Notes and any accrued and unpaid interest thereon, (ii) redeem 196 shares of Series G Preferred Stock held by the January 2025 Investors, with an aggregate Stated Value of $196 and $27 of accrued and unpaid dividends thereon, representing all outstanding shares of Series G Preferred Stock, and (iii) redeem all Amended and Restated Warrants held by the January 2025 Investors, representing all outstanding Series A Warrants and Series B Warrants, for an aggregate cash purchase price of $9,000 (collectively, the “Repurchase”). The Repurchase closed on March 2, 2026.

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

Series H Preferred Stock

The terms of the Series H Preferred Stock are set forth in the Series H Certificate of Designations. The shares of Series H Preferred Stock are convertible into the Conversion Shares at the election of the holders of the Series H Preferred Stock

(the “Holders”) at any time at an initial conversion price of $0.47 per share (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like.

A Holder of the Series H Preferred Stock may not convert any portion of the Series H Preferred Stock to the extent that the Holder, together with its affiliates, would beneficially own more than 4.99% of the Company’s outstanding shares of Common Stock immediately after conversion, except that upon at least 61 days’ prior notice from the Holder to the Company, the Holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion.

Pursuant to the Series H Certificate of Designations, so long as any shares of the Series H Preferred Stock are outstanding, the Company may not, directly or indirectly, redeem, or declare or pay any cash dividend or distribution on, any securities of the Company without the prior express written consent of the Required Holders (as defined in the Certificate of Designations). In the event that dividends are consented to by the Required Holders, the Holders of the Series H Preferred Stock shall be entitled to receive dividends on shares of the Series H Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends may be paid on shares of the Series H Preferred Stock.

Except as otherwise provided in the Series H Certificate of Designations or as otherwise required by law, the Series H Preferred Stock will have no voting rights except as provided by law. However, as long as any shares of Series H Preferred Stock are outstanding, the Company may not, without the affirmative vote at a meeting duly called for such purpose, or the written consent without a meeting, of the Required Holders, voting together as a single class, (a) amend or repeal any provision of, or add any provision to, its charter documents, including, without limitation, its Certificate of Incorporation or bylaws, the Series H Certificate of Designation, or file any certificate of designations or articles of amendment of any series of shares of preferred stock, in each case, only if such action would adversely alter or change in any respect the preferences, rights, privileges or powers, or restrictions provided for the benefit, of the Series H Preferred Stock, regardless of whether any such action shall be by means of amendment to the Certificate of Incorporation or by merger, consolidation or otherwise; (b) increase or decrease (other than by conversion) the authorized number of shares of the Series H Preferred Stock; (c) create or authorize (by reclassification or otherwise) any new class or series of shares that has a preference over the Series H Preferred Stock with respect to dividends or the distribution of assets on the liquidation, dissolution or winding up of the Company; (d) pay dividends or make any other distribution on any shares of any capital stock of the Company junior in rank to the Series H Preferred Stock; or (e) whether or not prohibited by the terms of the Series H Preferred Stock, circumvent a right of the Series H Preferred Stock.

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

Three months ended March 31, 2026, compared to the three months ended March 31, 2025

Revenue

	Three months ended March 31,
	2026	2025	Inc/(Dec)
Total revenue, net	$6,638	$7,023	$(385)

The decrease in revenue of $385 or 5%, for the three months ended March 31, 2026, was primarily driven by the absence of revenues from the HyperPointe segment, which ceased operations as of December 31, 2025. Additionally, for XpresTest, specifically, there were additional revenues generated in three months ended March 31, 2025 from providing services to airports above the base contract amounts, which resulted in increased surge billing prices.

Cost of sales

	Three months ended March 31,
	2026	2025	Inc/(Dec)
Total cost of sales	$4,285	$5,704	$(1,419)

The decrease in cost of sales of $1,419 or 25%, for the three months ended March 31, 2026, was primarily driven by the absence of costs associated with the HyperPointe segment, which ceased operations as of December 31, 2025. As a result, the Company experienced lower labor and related operating costs due to reduced sales activity and a smaller workforce compared to the prior period.

Depreciation and amortization

	Three months ended March 31,
	2026	2025	Inc/(Dec)
Depreciation and amortization	$172	$166	$6

The increase in depreciation and amortization of approximately $6 or 4% for the three months ended March 31, 2026, was not individually significant and was primarily attributable to normal changes in the Company’s depreciable asset base compared to the three months ended March 31, 2025.

General and administrative expenses

	Three months ended March 31,
	2026	2025	Inc/(Dec)
General and administrative	$7,595	$4,311	$3,284

The increase of approximately 76% for the three months ended March 31, 2026, was primarily attributable to increased franchise tax expense, stock-based compensation related to shares granted and vested during the three months ended March 31, 2026, and higher consulting expenses, including amounts related to a related party consulting agreement (see Note 14), as well as higher legal and accounting fees. These increases were partially offset by a decrease in salaries and benefits expense compared to the three months ended March 31, 2025.

Other non-operating expenses

	Three months ended March 31,
	2026	2025	Inc/(Dec)
Foreign exchange gain (loss)	$77	$(455)	$532
Other non-operating expense, net	(26)	(33)	7

The decrease in foreign exchange loss of $532 was primarily due to the fluctuation of the foreign exchange rate in Turkey, creating a remeasurement gain on our lease liability. The decrease in other non-operating expense of $7, net was primarily driven by a decrease in finance expenses related to bank fees and charges.

The following is a summary of the transactions included in other non-operating expense, net for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Bank fees and financing charges	$(25)	$(30)
Other	(1)	(3)
Total	$(26)	$(33)

Change in fair value of warrants and derivatives

	Three months ended March 31,
	2026	2025
Change in fair value of derivative liability	$(5,584)	$(142)
Change in fair value of warrant liability	—	2,590
Loss on issuance of Series G Preferred Stock	—	(3,443)

The increase in the loss on change in fair value of derivative liability of $5,442 is primarily due to the issuance of convertible notes on November 10, 2025 which contained embedded features meeting the definition of a derivative and requiring bifurcation; the bifurcated derivative of these notes increased by $5,624 during the three months ended March 31, 2026 due to an increase in the Company’s stock price. The decrease in the change in fair value of warrant liability of $2,590 was due to the reclassification of the Company’s outstanding warrants from liability to equity in connection with the amendment on May 16, 2025; after reclassification, the warrants were no longer subject to remeasurement each reporting period with changes in fair value recognized in earnings, and thus no change in fair value of warrant liability was recorded for the three months ended March 31, 2026. The loss on issuance of Series G Preferred Stock during the three months ended March 31, 2025 was associated with the Securities Purchase Agreement dated as of January 14, 2025, by and between the Company and the investors named therein (the “January 2025 Purchase Agreement”); there was no such transaction or loss during the three months ended March 31, 2026.

Interest (expense) income, net

	Three months ended March 31,
	2026	2025	Inc/(Dec)
Interest (expense) income, net	$(43)	$58	$(101)

The decrease of $101 for the three months ended March 31, 2026 was primarily driven by a reduction in interest income and the recognition of interest expense in the current period. In 2025, the Company earned approximately $51 of interest income on its Citi money market account, which has declined due to lower cash balances. In 2026, the Company incurred approximately $52 of interest expense related to a note payable.

Cash and Liquidity Analysis

As of March 31, 2026, the Company had cash and cash equivalents of $16,800 (excluding restricted cash), $7 in marketable securities, and total current assets of $19,747. The Company’s total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, and operating lease liabilities was $8,389 as of March 31, 2026, and $12,892 as of December 31, 2025. The working capital surplus was $11,358 as of March 31, 2026, compared to a working capital deficit of $6,982 as of December 31, 2025.

The Company has taken actions to improve its overall cash position, right sizing its corporate structure and streamlining its operations, while at the same time the Company is aggressively trying to get the company to profitability. The Company continues to pursue strategic partnerships that the Company expects will further strengthen the long-term profitability of the business.

The increase in liquidity during the period was primarily attributable to proceeds from a private placement of Series H Convertible Preferred Stock with accompanying warrants completed in February 2026 (the “February 2026 Private Placement”), which generated net proceeds of $28,269. During the three months ended March 31, 2026, the Company used approximately $9,000 of these proceeds to repurchase outstanding Series G Preferred Stock, certain convertible notes, and related warrants as part of a strategic effort to simplify its capital structure and reduce future financing obligations. The remaining proceeds were used to support general corporate purposes and working capital needs.

As of the date of this Quarterly Report on Form 10-Q, the Company believes it has sufficient liquidity to fund its operations and meet its obligations for at least the next twelve months.

Critical Accounting Estimates

There have been no material changes to the Company’s critical accounting estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Known Trends, Events and Uncertainties

Ongoing conflicts in Russia and Ukraine, the Middle East, and Israel and Palestine, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. We may not be able to raise sufficient additional capital and may tailor our business and operations based on the amount of funding we are able to raise in the future. Nevertheless, there is no assurance that these initiatives will be successful. Our ability to operate depends upon a large number of airplane travelers with the propensity for health and wellness, and in particular spa treatments and products, spending significant time post-security clearance check points at airports. The number of airline travelers at any given time is volatile and subject to change based on various conditions, including but not limited to market and other conditions, prices of travel fare, and oil and gas prices. Additionally, the US government shutdown, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariffs, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business.

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

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based upon that evaluation, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to the following material weaknesses:

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

This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and the Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information set forth in Note 8 Commitments and Contingencies of the Notes to unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

There are no other material proceedings in which any of our directors, officers, affiliates, any registered or beneficial stockholder of more than 5% of our common stock, or any associate of any of the foregoing is an adverse party or has a material interest adverse to our interest.

Item 1A.      Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, in addition to the other information included in this Quarterly Report on Form 10-Q before making an investment decision regarding our common stock. If any of these risks actually occur, our business, financial condition, or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2026, other than as reported in our Current Reports on Form 8-K filed with the SEC.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits.

Exhibit No.	Description

3.1	Certificate of Designations of Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2026).

3.2	Certificate of Elimination of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2026).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2026).

4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2026).

10.1

Securities Purchase Agreement, dated February 24, 2026, by and among the Company and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2026).

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2026).

10.3

Placement Agency Agreement, dated February 24, 2026, by and between the Company and Dominari Securities LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2026).

10.4	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2026).

10.5

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

XWELL, Inc.

Date:	May 20, 2026	By:	/s/ Ezra T. Ernst
Ezra T. Ernst
Chief Executive Officer
(Principal Executive Officer)

Date:	May 20, 2026	By:	/s/ Ian Brown
Ian Brown
Chief Financial Officer
(Principal Financial and Accounting Officer)