Form 10-Q
period 2026-06-30
XWELL, Inc.
filed 2026-08-14
CIK 1410428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, 8,589,266 shares of the registrant’s common stock were outstanding.

XWELL, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Current assets
Cash and cash equivalents	$11,778	$2,617
Marketable securities	—	7
Accounts receivable, net	1,824	1,560
Inventory	391	509
Other current assets	1,146	1,217
Total current assets	15,139	5,910

Restricted cash	568	251
Property and equipment, net	1,606	1,665
Intangible assets, net	20	101
Operating lease right-of-use assets, net	836	1,039
Security deposits	2,067	2,127
Other assets	290	124
Total assets	$20,526	$11,217

Current liabilities
Accounts payable	$1,618	$2,836
Accrued expenses and other current liabilities	2,657	2,940
Accrued Series G convertible preferred stock redemption payable	—	538
Current portion of operating lease liabilities	1,685	1,862
Deferred revenue	708	1,126
Convertible senior secured note, net	—	3,590
Total current liabilities	6,668	12,892

Long-term liabilities
Derivative liability	—	3,870
Operating lease liabilities	5,606	7,035
Total liabilities	12,274	23,797
Commitments and contingencies (see Note 8)
Temporary equity
Series G Convertible Preferred Stock, $0.01 par value per share and $1,000 stated value per share, 4,000 shares authorized; 0 and 196 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; Liquidation preference of $0 as of June 30, 2026	—	224
Equity (deficit)
Series H Convertible Preferred Stock, $0.01 par value per share and $1,000 stated value per share, 35,000 shares authorized; 31,333 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; Liquidation preference of $31,333 as of June 30, 2026	—	—
Common stock, $0.01 par value per share, 150,000,000 shares authorized; 8,471,766 and 6,071,324 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	84	61
Additional paid-in capital	502,962	468,915
Accumulated deficit	(503,139)	(489,697)
Accumulated other comprehensive loss	(1,761)	(1,541)
Total equity (deficit) attributable to XWELL, Inc.	(1,854)	(22,262)
Noncontrolling interests	10,106	9,458
Total equity (deficit)	8,252	(12,804)
Total liabilities, temporary equity and equity	$20,526	$11,217

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenue, net
Services	$6,531	$6,905	$12,596	$13,325
Products	614	784	1,188	1,387
Total revenue, net	7,145	7,689	13,784	14,712

Cost of sales
Labor	3,037	3,912	6,011	7,879
Occupancy	606	1,238	1,367	2,372
Products and other operating costs	554	764	1,104	1,367
Total cost of sales	4,197	5,914	8,482	11,618
Gross Profit	2,948	1,775	5,302	3,094
Depreciation and amortization	163	187	335	353
Loss on disposal of assets, net	239	—	239	—
General and administrative	4,650	4,280	12,246	8,591
Total operating expenses	5,052	4,467	12,820	8,944
Operating loss	(2,104)	(2,692)	(7,518)	(5,850)
Change in fair value of derivative liabilities	—	421	(5,584)	279
Change in fair value of warrant liability	—	625	—	3,215
Loss on issuance of Series G Preferred Stock	—	—	—	(3,443)
Interest income (expense), net	11	147	(32)	204
Foreign exchange gain (loss)	102	(543)	179	(998)
Gain on investments, realized and unrealized	188	58	166	54
Other non-operating expense, net	(29)	(34)	(55)	(67)
Loss before income taxes	(1,832)	(2,018)	(12,844)	(6,606)
Income tax expense	(51)	(34)	(51)	(34)
Net loss	(1,883)	(2,052)	(12,895)	(6,640)
Net income attributable to noncontrolling interests	(357)	(217)	(547)	(348)
Net loss attributable to XWELL, Inc.	$(2,240)	$(2,269)	$(13,442)	$(6,988)

Net loss	$(1,883)	$(2,052)	(12,895)	(6,640)
Other comprehensive income (loss)	(41)	417	(119)	606
Comprehensive loss	$(1,924)	$(1,635)	$(13,014)	$(6,034)
Loss per share
Preferred stock dividends	—	(189)	(82)	(257)
Preferred stock accretion	—	(583)	—	(1,082)
Deemed contribution on Repurchase of Series G Preferred Stock	—	—	106	—
Net loss attributable to XWELL, Inc. common stockholders	$(2,240)	$(3,041)	$(13,418)	$(8,327)
Basic and diluted loss per share	$(0.26)	$(0.56)	$(1.69)	$(1.56)
Weighted-average number of shares outstanding
Basic	8,487,425	5,417,271	7,944,801	5,340,442
Diluted	8,487,425	5,417,271	7,944,801	5,340,442

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

									Accumulated
	Series G Convertible		Series H Convertible				Additional		other	Total	Non-
	Preferred stock		Preferred stock		Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	in capital	deficit	loss	equity	interests	equity (deficit)
January 1, 2026	196	$224	—	$—	6,071,324	$61	$468,915	$(489,697)	$(1,541)	$(22,262)	$9,458	$(12,804)
Issuance of common stock for Series G preferred stock installment redemption	—	—	—	—	1,855,442	18	525	—	—	543	—	543
Stock-based compensation	—	—	—	—	—	—	886	—	—	886	—	886
Issuance of Series H Preferred Stock in private placement, net of transaction costs	—	—	31,333	—	—	—	28,269	—	—	28,269	—	28,269
Series G Preferred Stock dividends	—	—	—	—	—	—	(82)	—	—	(82)	—	(82)
Extinguishment of Series G Preferred Stock and convertible notes	(196)	(224)	—	—	—	—	4,356	—	—	4,356	—	4,356
Foreign currency translation	—	—	—	—	—	—	—	—	(141)	(141)	41	(100)
Other comprehensive income, net	—	—	—	—	—	—	—	—	22	22	—	22
Net loss for the period	—	—	—	—	—	—	—	(11,202)	—	(11,202)	190	(11,012)
March 31, 2026	—	$—	31,333	$—	7,926,766	$79	$502,869	$(500,899)	$(1,660)	$389	$9,689	$10,078
Issuance of common stock for vested stock awards	—	—	—	—	545,000	5	(5)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	98	—	—	98	—	98
Foreign currency translation	—	—	—	—	—	—	—	—	(123)	(123)	60	(63)
Other comprehensive income, net	—	—	—	—	—	—	—	—	22	22	—	22
Net loss for the period	—	—	—	—	—	—	—	(2,240)	—	(2,240)	357	(1,883)
June 30, 2026	—	$—	31,333	$—	8,471,766	$84	$502,962	$(503,139)	$(1,761)	$(1,854)	$10,106	$8,252

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

(In thousands, except share and per share data)

									Accumulated
	Series G Convertible				Additional		Additional		other
	Preferred stock		Common stock		paid-	Accumulated	comprehensive	Company	controlling	Total
	Shares	Amount	Shares	Amount	in capital	deficit	loss	equity	interests	equity
January 1, 2025	—	$—	5,261,024	$53	$473,824	$(472,706)	$(1,959)	$(788)	$8,530	$7,742
Stock-based compensation	—	—	—	—	80	—	—	80	3	83
Issuance of Series G Preferred Stock in private placement, net of transaction costs	4,000	—	—	—	—	—	—	—	—	—
Series G Preferred Stock accretion	—	499	—	—	(499)	—	—	(499)	—	(499)
Series G Preferred Stock dividends	—	68	—	—	(68)	—	—	(68)	—	(68)
Foreign currency translation	—		—	—	—	—	199	199	(10)	189
Net loss for the period	—	—	—	—	—	(4,719)	—	(4,719)	131	(4,588)
March 31, 2025	4,000	$567	5,261,024	$53	$473,337	$(477,425)	$(1,760)	$(5,795)	$8,654	$2,859
Stock-based compensation	—	—	—	—	599	—	—	599	—	599
Series G Preferred Stock accretion	—	583	—	—	(583)	—	—	(583)	—	(583)
Series G Preferred Stock dividends	—	81	—	—	(81)	—	—	(81)	—	(81)
Accrual of Series G Preferred Stock and dividend redemption	(667)	(816)	—	—	—	—	—	—	—	—
Deemed dividends on Preferred Stock	—	—	—	—	(108)	—	—	(108)	—	(108)
Reclass of warrant liability upon warrant modification	—	—	—	—	2,658	—	—	2,658	—	2,658
Foreign currency translation	—	—	—	—	—	—	390	390	19	409
Other comprehensive income, net	—	—	—	—	—	—	8	8	—	8
Net loss for the period	—	—	—	—	—	(2,269)	—	(2,269)	217	(2,052)
June 30, 2025	3,333	$415	5,261,024	$53	$475,822	$(479,694)	$(1,362)	$(5,181)	$8,890	$3,709

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

XWELL, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(12,895)	$(6,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	335	353
Unrealized gain on marketable securities	—	(33)
Foreign currency remeasurement (gain) loss	(179)	998
Gain on lease termination	(501)	(401)
Loss on disposal of assets, net	239	—
Amortization of operating lease right-of-use asset	158	490
Provision for credit losses	(4)	6
Stock-based compensation	984	682
Non-cash interest expense	53
Gain on equity investment	(166)	(20)
Change in fair value of derivative liability	5,584	(279)
Change in fair value of warrant liability	—	(3,215)
Loss on issuance of Series G Preferred Stock	—	3,443
Changes in assets and liabilities:
Decrease (increase) in inventory	117	(59)
(Increase) decrease in accounts receivable	(259)	278
(Decrease) in deferred revenue	(417)	(106)
Decrease (increase) in other assets, current and non-current	96	(1,013)
(Decrease) in other liabilities, current and non-current	(1,196)	(1,287)
(Decrease) increase in accounts payable	(1,066)	239
Net cash used in operating activities	(9,117)	(6,564)
Cash flows from investing activities
Acquisition of property and equipment	(559)	(1,313)
Investment in marketable securities	—	(84)
Sale of marketable securities	7	4,488
Net cash provided by (used in) investing activities	(552)	3,091
Cash flows from financing activities
Payment of Series G Preferred Stock dividends	(76)	(95)
Payments for shares withheld on vesting	—	—
Payment for Repurchase of preferred stock, convertible notes and warrants	(9,000)	—
Proceeds from Series H Preferred Stock in private placement, net of offering costs	28,269	3,745
Net cash provided by financing activities	19,193	3,650
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(46)	36
Increase in cash, cash equivalents and restricted cash	9,478	213
Cash, cash equivalents, and restricted cash at beginning of the year	2,868	5,301
Cash, cash equivalents, and restricted cash at end of the period	$12,346	$5,514
Cash paid for
Income taxes	$51	$34
Non-cash investing and financing transactions
Capital expenditures included in accounts payable, accrued expenses and other current liabilities	(125)	16
Accrual of Series G convertible preferred stock dividends	82	162
Accretion of Series G convertible preferred stock to redemption value	—	1,082
Initial fair value of warrant liability	—	5,873
Initial fair value of derivative liability	—	1,315
Accrued Series G convertible preferred stock redemption payable	—	829
Reclass of warrant liability upon warrant modification	—	2,658
Derecognition of right-of-use asset and operating lease liabilities upon termination of lease	47	—
Lease liability remeasurement due to modification	—	79
Noncash conversion of Series G convertible preferred stock	543	—
Deemed dividend on Repurchase of Series G Preferred Stock	106	—
Fair value of Placement Agent warrants	7,152	—
Contribution on Repurchase of related party debt, net of warrant repurchase cost	4,250	—

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

The Company’s increase in liquidity during the six months ended June 30, 2026 was primarily attributable to proceeds from a private placement of Series H Convertible Preferred Stock with accompanying warrants completed in February 2026 (the “February 2026 Private Placement”), which generated net proceeds of $28,269. During the six months ended June 30, 2026, the Company used approximately $9,000 of these proceeds to repurchase outstanding Series G Preferred Stock, certain convertible notes, and related warrants as part of a strategic effort to simplify its capital structure and reduce future financing obligations. The remaining proceeds were used to support general corporate purposes and working capital needs.

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

Note 2. Accounting and Reporting Policies

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as amended. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited annual financial statements but does not include all information required by GAAP for annual financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 3. Cash, Cash Equivalents, and Restricted Cash

A reconciliation of the Company’s cash and cash equivalents in the unaudited condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the unaudited condensed consolidated statements of cash flows as of June 30, 2026, and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
Cash denominated in United States dollars	$10,187	$1,100
Cash denominated in currency other than United States dollars	1,460	1,451
Restricted cash	568	251
Credit and debit card receivables	131	66
Total cash, cash equivalents and restricted cash	$12,346	$2,868

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

Note 4. Other current assets

As of June 30, 2026, and December 31, 2025, other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid expenses	$1,057	$1,217
Other	89	—
Total other current assets	$1,146	$1,217

Prepaid expenses are predominantly comprised of financed and prepaid insurance policies and IT hosting services, which have terms of one year or less.

Note 5. Property and Equipment, net

Property and equipment are comprised of the following:

	June 30,	December 31,
	2026	2025	Useful Life
Leasehold improvements	$4,098	$6,094	Average 5-8 years
Furniture and fixtures	314	468	3-4 years
Other operating equipment	901	1,028	Maximum 5 years
	5,313	7,590
Accumulated depreciation	(3,707)	(5,925)
Total property and equipment, net	$1,606	$1,665

Depreciation expense was $132 and $255 for the three and six months ended June 30, 2026, respectively. Depreciation expense was $110 and $200 for the three and six months ended June 30, 2025, respectively.

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

The following table presents the placement in the fair value hierarchy of the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2026 and December 31, 2025. Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible property and equipment, right-of-use assets, and other intangible assets, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets. Recoverability is based on estimated undiscounted cash flows or other relevant observable/unobservable measures. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is included in Impairment of long-lived assets and Impairment of operating lease right-of-use assets on the condensed consolidated statements of operations and comprehensive loss.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the six months ended June 30, 2026. The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximated their fair values as of June 30, 2026 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock and Note was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility of our common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and our probability of default.

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of June 30, 2026:
Recurring fair value measurements
Equity and debt securities:
Route1, Inc.	$277	$—	$277	$—
Total equity and debt securities	277	—	277	—
Total recurring fair value measurements	$277	$—	$277	$—

As of December 31, 2025
Recurring fair value measurements
Equity and debt securities:
Route1	$112	$—	$112	$—
Marketable securities	7	7	—	—
Total equity and debt securities	119	7	112	—
Derivatives:
Derivative liability	3,870	—	—	3,870
Total derivatives	3,870	—	—	3,870
Total recurring fair value measurements	$3,989	$7	$112	$3,870
Nonrecurring fair value measurements
Property, plant and equipment	$1,665	$—	$—	$1,665
Operating lease right-of-use asset	1,039	—	—	1,039
Convertible senior secured note	6,689	—	—	6,689
Total nonrecurring fair value measurements	$9,393	$—	$—	$9,393

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liabilities that are measured at fair value on a recurring basis:

Balance on January 1, 2026	3,870
Change in fair value of bifurcated embedded derivative	5,584
Extinguishment of convertible preferred stock with bifurcated embedded derivative	(9,454)
Balance on June 30, 2026	$—

Note 7. Accrued expenses and other current liabilities

As of June 30, 2026, and December 31, 2025, accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued compensation	$1,427	$905
Tax-related liabilities	500	527
Common area maintenance accruals	10	41
AP Accruals	125	78
Gift certificates	332	331
Other miscellaneous accruals	263	1,058
Total accrued expenses and other current liabilities	$2,657	$2,940

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

This dispute arises out of alleged breaches of contract between the parties as well as other alleged improper conduct relating to the agreements. The arbitration hearing was completed in March 2026, and the arbitrator issued a final award on June 3, 2026. On July 30, 2026, the Superior Court of Fulton County, Georgia confirmed the arbitration award and entered final judgment. The final judgment includes an award of approximately $118 payable by the Company. The

Company has not received notice of any challenge to the award, and the deadline to seek appellate review is September 3, 2026.

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

Note 9. Stockholders’ Equity and Warrants

February 2026 Private Placement

On February 24, 2026, the Company entered into the February 2026 Purchase Agreement with a certain accredited investor (the “February 2026 Purchaser”) for the issuance and sale in a private placement of an aggregate of (i) 31,333 shares of the Company’s newly-designated Series H Convertible Preferred Stock, par value of $0.01 per share and a stated value of $1,000 per share (the “Series H Preferred Stock”), initially convertible into up to 66,665,957 shares of common stock (the “Series H Conversion Shares”), at an initial conversion price of $0.47 per share, subject to adjustment for certain customary adjustments, and (ii) the warrants (the “Series H Warrants”) to purchase up to 66,665,957 shares of common stock, at an initial exercise price of $0.345 per share, subject to adjustment for certain customary adjustments, for aggregate gross proceeds of approximately $31,300. The Series H Warrants expire three years from the date of issuance. The February 2026 Private Placement closed in two tranches, with 30,832 shares of Series H Preferred Stock and 65,600,000 Series H Warrants issued on February 27, 2026 (the “First Closing”), and 501 shares of Series H Preferred Stock and 1,065,957 Series H Warrants issued on March 3, 2026 (the “Second Closing”, and collectively with the First Closing, the “Closing”).

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
$247

During the three and six months ended June 30, 2026 the Company incurred $0 and $82 respectively, in dividends, and paid $0 and $76 of dividends in cash related to the Series G Preferred Stock. Additionally, during the six months ended June 30, 2026 the Company issued 1,855,442 shares of its common stock in conversion of Series G Preferred Shares for a total value of $543.

The Company estimated the $398 fair value of the remaining Series G Preferred Stock and the $22 fair value of the bifurcated embedded derivative related to the Series G Preferred Stock prior to the Repurchase on March 2, 2026 using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s common stock of $1.70 on the valuation date, estimated equity volatility of 148%, the time to maturity of 0.87 years, a discounted market interest rate 6.3%, a risk-free rate of 3.51%, dividend rate of 8.0%, a penalty dividend rate of 15.0%, and probability of default of 3.9%. Prior to the Repurchase, the Company recognized a gain of $0 and $40 related to the change in the fair value of the derivative during the three and six months ended June 30, 2026, respectively, which is recorded in change in fair value of derivative liabilities on the unaudited condensed consolidated statement of operations.

The Company treated the extinguishment of the Series G Convertible Preferred Stock as a redemption in accordance with ASC Topic 260, Earnings Per Share. Accordingly, the Company thus recognized a total of $106 representing the difference between the allocated consideration of $141 and the carrying amount of the Series G Preferred Shares of $247 as a deemed contribution, which is added to net loss attributable to common stockholders in the unaudited consolidated statement of operations and comprehensive loss for the six months ended June 30, 2026 and recognized as additional paid-in capital.

Accounting Treatment – Extinguishment of the Notes

The following table summarizes the calculation of the net carrying value of the Notes before the Repurchase:

Outstanding principal	$3,387
Unamortized premium	210
Accrued interest payable	81
Fair value of bifurcated derivative liability	9,431
$13,109

The Company recognized interest expense totaling approximately $0 and $53 during the three and six months ended June 30, 2026 prior to the Repurchase, reflecting an effective interest rate of 8.80% and which was comprised of approximately $46 interest at the stated rate, and approximately $7 representing the amortization of the premium recognized at issuance.

The Company estimated the $12,906 fair value of the Notes and the $9,431 fair value of the bifurcated embedded derivative related to the Notes prior to the Repurchase on March 2, 2026 using a Monte Carlo simulation model, with the following inputs: the fair value of the Company’s common stock of $1.70 on the valuation date, estimated equity volatility of 108%, the time to maturity of 3.03 years, a discounted market interest rate of 6.5%, a risk-free rate of 3.43%, and probability of default of 15.6%. Prior to the Repurchase, the Company recognized a loss of $5,624 related to the change in the fair value of the derivative during the three and six months ended June 30, 2026, which is recorded in change in fair value of derivative liabilities on the unaudited condensed consolidated statement of operations.

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

The following table represents the activity related to the Company’s warrants during the six months ended June 30, 2026:

		Weighted average	Remaining
	No. of Warrants	exercise price	contractual term (years)
December 31, 2025	9,045,000	$1.00	4.18
Granted	71,999,234	$0.35	—
Repurchased	(9,045,000)	$1.00	—
June 30, 2026	71,999,234	$0.35	2.81

All outstanding warrants were exercisable as of June 30, 2026 with an intrinsic value of $50,039.

Note 10. Stock-based Compensation

Total stock-based compensation for the three and six months ended June 30, 2026 was $98 and $984, respectively. Total stock-based compensation for the three and six months ended June 30, 2025 was $599 and $682, respectively. All stock-based compensation for the three and six months ended June 30, 2026 and June 30, 2025 is presented on the unaudited condensed consolidated statements of operations and comprehensive loss within general and administrative expense.

The following tables summarize information about stock options and RSU activity for the six months ended June 30, 2026:

	RSUs		Stock options
		Weighted		Weighted	Weighted
		average		average	average
	No. of	grant date	No. of	exercise	remaining
	RSUs	fair value	options	price	term
Outstanding as of December 31, 2025	55,000	$1.30	921,267	$4.24	8.63 years
Granted	500,000	1.49	—	—
Exercised/Vested	(535,000)	1.46	—	—
Forfeited	—	—	—	—
Expired	—	—	(22,144)	—
Outstanding as of June 30, 2026	20,000	$1.80	899,123	$3.94	8.28 years
Exercisable as of June 30, 2026	—		893,707	$3.94	8.16 years

There was no unrecognized stock-based payment cost related to non-vested stock options as of June 30, 2026.

Unrecognized stock-based payment cost related to non-vested RSUs as of June 30, 2026 was $21.

Note 11. Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue from contracts with customers by the nature of products and services provided:

	Six months ended
	June 30,
	2026	2025
Revenue, point in time	$9,397	$10,379
Revenue, over time	4,387	4,333
Total Revenue	$13,784	$14,712

	Three months ended
	June 30,
	2026	2025
Revenue, point in time	$4,674	$5,533
Revenue, over time	2,471	2,156
Total Revenue	$7,145	$7,689

As of June 30, 2026, the unrecognized committed amount of the Ginkgo/Bioworks contract is $6,880.

Contract Costs

The Company has no contract costs related to the periods presented.

Contract Liabilities

Contract liabilities are classified as deferred revenue in the unaudited condensed consolidated balance sheets. The activity in deferred revenue for the six months ended June 30, 2026 and for the year ended December 31, 2025, was as follows:

	June 30, 2026	December 31, 2025
Beginning of the period contract liability	$1,126	$1,143
Revenue recognized from the contract liabilities included in the beginning balance	(551)	(709)
Increases due cash received net of amounts recognized revenue during the period	133	692
End of period contract liability	$708	$1,126

Of the $1,126 outstanding as of December 31, 2025, $120 and $551 have been recognized as revenue for the three and six months ended June 30, 2026, respectively.

The Company has elected not to include in unfulfilled performance obligations for contracts in which the amount of revenue it recognizes is equal to the amount which the Company has a right to invoice. No revenue was recognized in the reporting period from performance obligations satisfied in previous periods. The Company applies the right-to-invoice practical expedient for its Priority Pass revenue stream and recognizes revenue in the amount it is entitled to invoice when that amount corresponds directly with the value of the performance to date. For the Company’s XpresTest business unit, there are no portions of unfulfilled performance obligations, because the Company’s efforts towards satisfying each of the performance obligations are expended evenly throughout the period of performance. Naples Wax Center offers prepaid wax packages that are either unlimited for one year or a set number of services. When the packages are purchased, the sales are recorded as deferred revenue, which was $708 and $837 as of June 30, 2026 and December 31, 2025, respectively. As services related to prepaid packages are used, revenue is recognized.

Contract Assets

Contract assets are classified as other assets in the unaudited condensed consolidated balance sheets. The activity in other assets as of June 30, 2026 and  December 31, 2025, was as follows:

	June 30, 2026	December 31, 2025
Contract Asset	$89	$—

Contract assets represent the Company’s right to consideration for performance completed under customer contracts but not yet billable under the contractual terms. The increase over the six months ended June 30, 2026 was primarily driven by timing difference between revenue recognition and customer billing milestones. Contract assets are reclassified to accounts receivable when the Company’s right to payment becomes unconditional.

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

The table below presents information about reported segments for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30, 2026
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue	$4,171	$2,471	$503	$—	$7,145
Operating income (loss)	$(42)	$1,536	$379	$(3,977)	$(2,104)

	Three months ended June 30, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue	$4,886	$2,156	$647	$—	$7,689
Operating income (loss)	$579	$689	$(240)	$(3,720)	$(2,692)

	Six months ended June 30, 2026
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total

Revenue	$8,370	$4,387	$1,027	$—	$13,784
Operating income (loss)	$(633)	$2,603	$427	$(9,915)	$(7,518)

	Six months ended June 30, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue	$9,180	$4,333	$1,199	$—	$14,712
Operating income (loss)	$1,378	$1,308	$(663)	$(7,873)	$(5,850)

A reconciliation of total segment revenues to total unaudited condensed consolidated revenue and of total segment operating (loss) income to total consolidated (loss) income, for the three and six months ended June 30, 2026 and 2025, is as follows:

	Three months ended June 30, 2026
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue from external customers	$4,171	$2,471	$503	$—	$7,145
Less: Significant Expenses (1):
Cost of Goods Sold - Labor	2,102	695	240	—	3,037
Cost of Goods Sold - Products & Services	256	—	9	—	265
Occupancy Cost	520	17	69	—	606
Other Cost of Revenue	168	40	81	—	289
Depreciation and amortization	142	—	6	15	163
Loss on disposal of assets, net	204	—	35	—	239
Less: Other Segment Expenses (2):
Other segment operating expenses	821	183	(316)	3,962	4,650
Segment operating income (loss)	$(42)	$1,536	$379	$(3,977)	$(2,104)

	Three months ended June 30, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue from external customers	$4,886	$2,156	$647	$—	$7,689
Less: Significant Expenses (1):
Cost of Goods Sold - Labor	2,388	1,180	344	—	3,912
Cost of Goods Sold - Products & Services	353	—	10	—	363
Occupancy Cost	1,057	21	160	—	1,238
Other Cost of Revenue	224	41	136	—	401
Depreciation and amortization	110	2	59	16	187
Less: Other Segment Expenses (2):
Other segment operating expenses	175	223	178	3,704	4,280
Segment operating income (loss)	$579	$689	$(240)	$(3,720)	$(2,692)

	Six months ended June 30, 2026
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue from external customers	$8,370	$4,387	$1,027	$—	$13,784
Less: Significant Expenses (1):
Cost of Goods Sold - Labor	4,124	1,323	564	—	6,011
Cost of Goods Sold - Products & Services	519	—	14	—	533
Occupancy Cost	1,198	31	138	—	1,367
Other Cost of Revenue	348	74	149	—	571
Depreciation and amortization	292	—	12	31	335
Loss on disposal of assets, net	204	—	35	—	239
Less: Other Segment Expenses (2):
Other segment operating expenses	2,318	356	(312)	9,884	12,246
Segment operating income (loss)	$(633)	$2,603	$427	$(9,915)	$(7,518)

	Six months ended June 30, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Revenue from external customers	$9,180	$4,333	$1,199	$—	$14,712
Less: Significant Expenses (1):
Cost of Goods Sold - Labor	4,743	2,470	666	—	7,879
Cost of Goods Sold - Products & Services	600	—	20	—	620
Occupancy Cost	2,033	27	312	—	2,372
Other Cost of Revenue	440	104	203	—	747
Depreciation and amortization	205	4	114	30	353
Less: Other Segment Expenses (2):
Other segment operating expenses	(219)	420	547	7,843	8,591
Segment operating income (loss)	$1,378	$1,308	$(663)	$(7,873)	$(5,850)

(1)	The significant expense amounts align with the expenses that the CODM is regularly provided with to assess performance and allocate resources.

(2)For all segments, SGA consists of the following:Salaries & Benefits, Rent & Utilities, Office Supplies &       Shipping, Travel & Entertainment, IT & Telecom, Repairs & Maintenance, Accounting, Legal, Franchise/Property Tax, Management/DBE Fees, Advertising & Marketing, Insurance.

Other Significant Items

	Three months ended June 30, 2026
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Stock-based compensation	$—	$—	$—	$98	$98

	Three months ended June 30, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Stock-based compensation	$39	$—	$—	$560	$599

	Six months ended June 30, 2026
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Stock-based compensation	$-	$-	$—	$984	$984

	Six months ended June 30, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total
Stock based compensation	$75	$3	$—	$604	$682

	June 30, 2026
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total

Capital expenditures	$129	$3	$-	$8	$140
Assets	$13,906	$3,271	$1,262	$2,087	$20,526

	December 31, 2025
	XpresSpa	XpresTest	Naples Wax	Corporate and other	Total

Capital expenditures	$1,780	$—	$932	$147	$2,859
Assets	$6,884	$1,291	$1,013	$2,029	$11,217

The Company currently operates in two geographical regions: United States and all other countries, which include Netherlands, Turkey and United Arab Emirates. The following table represents the geographical revenue, and total long-lived asset information. There were no concentrations of geographical revenue and long-lived assets related to any single country outside of the United States that were material to the Company’s unaudited condensed consolidated financial statements. Long-lived assets include property and equipment and right of use lease assets.

	Six months ended
	June 30,
	2026	2025
Revenue
United States	$11,294	$11,902
All other countries	2,490	2,810
Total revenue	$13,784	$14,712

	Three months ended
	June 30,
	2026	2025
Revenue
United States	$5,937	$6,197
All other countries	1,208	1,492
Total revenue	$7,145	$7,689

Long-lived assets	June 30, 2026	December 31, 2025
United States	$2,271	$2,496
All other countries	171	208
Total long-lived assets	$2,442	$2,704

Note 13. Net Loss per Share of Common Stock

For the three and six months ended June 30, 2026 and June 30, 2025, basic earnings per hare has been calculated by dividing net earnings attributable to Common Stock by the weighted average number of shares of Common Stock outstanding for the same period. Share of Common Stock are weighted for the portion of the period in which the shares were outstanding. Dilutive earnings per share has been calculated in a manner consistent with that of basic earnings per share while considering all potentially dilutive shares of Common Stock outstanding during the period.

The following table set forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and June 30, 2025.

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Basic numerator:
Net loss attributable to XWELL, Inc.	$(2,240)	$(2,269)	$(13,442)	$(6,988)
Less: preferred stock dividends	—	(189)	(82)	(257)
Less: preferred stock accretion	—	(583)	—	(1,082)
Plus: deemed contribution on Repurchase of Series G Preferred Stock	—	—	106	—
Net loss attributable to common shareholders	$(2,240)	$(3,041)	$(13,418)	$(8,327)
Basic denominator:
Basic weighted average shares outstanding	8,487,425	5,417,271	7,944,801	5,340,442
Basic loss per share	$(0.26)	$(0.56)	$(1.69)	$(1.56)

Net loss per share data presented above excludes from the calculation of diluted net loss, the following potentially dilutive securities, having an anti-dilutive impact, in case of net loss
Both vested and unvested options to purchase an equal number of shares of Common Stock	899,123	944,554	899,123	944,554
Unvested RSUs to issue an equal number of shares of Common Stock	20,000	30,000	20,000	30,000
Warrants to purchase shares of Common Stock	71,999,234	—	71,999,234	—
Series A and Series B warrants to purchase shares of Common Stock	—	5,347,594	—	5,347,594
Series G Convertible Preferred Stock on an as converted basis	—	2,406,417	—	2,406,417
Series H Convertible Preferred Stock on an as converted basis	66,665,957	—	66,665,957	—
Total number of potentially dilutive securities excluded from the calculation of loss per share attributable to common shareholders	139,584,314	8,728,565	139,584,314	8,728,565

Note 14. Related Party

On January 30, 2025, the Company entered into a consulting agreement (“Consulting Agreement”) with XWEL INV I, LLC (“XWEL INV I”) and Jason Aintabi (the “Consultant”) for the Consultant to provide advisory services to the Company. Mr. Aintabi serves as the Manager of XWEL INV I. The Consulting Agreement is deemed to be related party transaction as Mr. Aintabi is a greater than 5% beneficial owner of the Company’s securities. The Consulting Agreement was further extended on May 12, 2025 for a total period of twelve (12) months from the effective date of the agreement in exchange for a total amount for both the original and amended agreements of $530. On December 15, 2025 the Consulting Agreement was further amended to increase the value of agreement by $250, increasing the total amount for original and amended agreements to $780. On January 1, 2026, the Consulting Agreement was further extended for a period of three months from the effective date of the extension in exchange for an additional amount of $500. For the three  and six months ended June 30, 2026, $20 and $582, respectively, of this contract was recognized in general and administrative expenses on the unaudited condensed consolidated statement of operations. There have been no further amendments or extensions to the Consulting Agreement, and there was no remaining prepaid balance related to this arrangement as of June 30, 2026.

Note 15. Subsequent Events

Asset Sale

On July 6, 2026, the Company entered into a Securities Purchase Agreement by and among the Company, XpresSpa, XpresTest (together with XpresSpa, the “Target Companies”), and Express Wellness Group, LLC, a Delaware limited liability company (the “Buyer”) to sell its ownership interests in the Target Companies, which comprise substantially all of the Company's airport-based operations, for aggregate cash consideration of approximately $13,000,000 (the “Purchase Price”) subject to customary working capital and other purchase price adjustments (the “Sale”). At the closing of the Sale, a portion of the Purchase Price, equal to $2,650,000 in the aggregate, will be deposited into escrow accounts to secure certain of the Company’s post-closing obligations with respect to any purchase price adjustments or indemnities.

The consummation of the Sale requires the affirmative vote of holders of a majority of the outstanding shares of the Company’s common stock (the “Stockholder Approval”). The Company was required to file a preliminary proxy statement (the “Proxy Statement”) with the SEC within 20 days following the date of the Purchase Agreement.

Each of the Company and the Buyer may, under certain circumstances, be required to pay a termination fee equal to the greater of (A) $1,300,000 and (B) $650,000 plus documented out-of-pocket expenses (capped at $2,000,000 for expenses).

The transaction will represent a strategic shift in the Company's operations, as the Company intends to divest substantially all of its airport-based business activities while retaining certain non-airport operations. The transaction is subject to customary closing conditions, including approval by the holders of a majority of the Company's outstanding common stock, and is expected to close during the fourth quarter of 2026.

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

As of June 30, 2026, there were 16 domestic XpresSpa locations in total. The Company also had nine international locations operating as of June 30, 2026, including two XpresSpa locations in the Dubai International Airport in the United Arab Emirates, one XpresSpa location in the Zayad International Airport in Abu Dhabi, United Arab Emirates, two XpresSpa locations in the Schiphol Amsterdam Airport in the Netherlands and four XpresSpa locations in the Istanbul Airport in Turkey.

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

The program was renewed through August 2024. The revenue to XpresTest from such one-year extension totaled approximately $7,044. In January 2024, the program funding and scope were expanded, a revenue increase of $4,000, to an estimated $11,044 in revenue for XpresTest with new collection locations at U.S. international airports and the roll out of multi-pathogen testing across the program. In July 2024, the contract was further amended to extend the time period for services by two weeks (extension period August 12, 2024 to August 25, 2024). An increase of $293 in revenue for the two week extension brought total revenue to $11,337. The program was again extended in August 2024 through February 25, 2025. The funding was expanded with a revenue increase of $3,763, to an estimated $15,100 in revenue for XpresTest. In February 2025, the program was extended through a three-year contract with a total base value of $22,200 over three years, and a maximum ceiling value of $24,800 within the same timeframe. Subsequent amendments in 2026 authorized additional funded services, expanded the scope of the program through new collection locations and surge testing activities, and increased the maximum contract value to approximately $28,600.

Naples Wax Center

XWELL’s subsidiary Naples Wax, LLC, d/b/a Naples Wax Centers (“Naples Wax Center” or “Naples Wax”) operates a group of upscale hair removal locations with core products and service offerings from face and body waxing to a range of skincare and cosmetic products. Naples Wax Center represents the Company's primary non-airport retail wellness platform and continues to serve customers through its branded service and product offerings.

Naples Wax Center's strategy is focused on driving customer acquisition and retention, expanding retail product sales, and enhancing operational efficiency across its existing locations. The Company continues to evaluate opportunities to strengthen the Naples Wax Center brand and expand its wellness offerings where appropriate.

Recent Developments

July 2026 Securities Purchase Agreement

On July 6, 2026, the Company entered into a Securities Purchase Agreement by and among the Company, XpresSpa, XpresTest (together with XpresSpa, the “Target Companies”), and Express Wellness Group, LLC, a Delaware limited liability company (the “Buyer”) to sell its ownership interests in the Target Companies, which together comprise substantially all of the Company's airport-based operations, for aggregate cash consideration of approximately $13.0 million (the “Purchase Price”), subject to customary working capital and other purchase price adjustments(the “Sale”). At the closing of the Sale, a portion of the Purchase Price, equal to $2,650,000 in the aggregate, will be deposited into escrow accounts to secure certain of the Company’s post-closing obligations with respect to any purchase price adjustments or indemnities.

The consummation of the Sale requires the affirmative vote of holders of a majority of the outstanding shares of the Company’s common stock (the “Stockholder Approval”). The Company is required to file a preliminary proxy statement (the “Proxy Statement”) with the SEC within 20 days following the date of the Purchase Agreement.

Each of the Company and the Buyer may, under certain circumstances, be required to pay a termination fee equal to the greater of (A) $1,300,000 and (B) $650,000 plus documented out-of-pocket expenses (capped at $2,000,000 for expenses).

The proposed transaction represents a significant strategic shift for the Company and is intended to streamline operations and increase the Company's focus on its non-airport wellness businesses. Following the completion of the transaction, the Company expects its operations to be primarily comprised of its non-airport wellness activities, including Naples Wax Center. The transaction remains subject to customary closing conditions and approvals and is expected to close during the fourth quarter of 2026.

Resignation and Appointment of Director

On August 3, 2026, Ezra T. Ernst, the President, Chief Executive Officer and director of the Company, notified the Company of his resignation as a director of the Company’s Board of Directors (the “Board”) and all committees of the Board, effective as of the same date. Mr. Ernst’s resignation from the Board was not in connection with any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Ernst will continue to serve as President and Chief Executive Officer of the Company.

On August 3, 2026, the Board appointed Gerard Reid as a director of the Board, effective as of the same date, to fill the vacancy resulting from Mr. Ernst’s resignation.

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

XpresTest, in partnership with Ginkgo Bioworks, provides support to the CDC to conduct traveler-based bio-surveillance. We recognize revenue over time for both sample collection performance obligations, using the input method based on time elapsed to measure progress towards satisfying each of the performance obligations. The Company recognizes revenue ratably (straight line basis) over the term of the contract.

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

Three months ended June 30, 2026, compared to the three months ended June 30, 2025

Revenue

	Three months ended June 30,
	2026	2025	Inc/(Dec)
Total revenue, net	$7,145	$7,689	$(544)

The decrease in revenue of $544 or 7%, for the three months ended June 30, 2026, was primarily driven by the absence of revenues from the HyperPointe operations, which ceased operations as of December 31, 2025. Additionally, for XpresTest, there were moderate growth in revenues in three months ended June 30, 2026 over the three months ended June 30, 2025 driven by increased funding related to its partnership with the CDC.

Cost of sales

	Three months ended June 30,
	2026	2025	Inc/(Dec)
Total cost of sales	$4,197	$5,914	$(1,717)

The decrease in cost of sales of $1,717 or 29%, for the three months ended June 30, 2026, was primarily driven by the absence of costs associated with the HyperPointe operations, which ceased operations as of December 31, 2025. The Company also experienced lower labor and related operating costs due to reduced sales activity and a smaller workforce compared to the prior period.

Depreciation and amortization

	Three months ended June 30,
	2026	2025	Inc/(Dec)
Depreciation and amortization	$163	$187	$(24)

The decrease in depreciation and amortization of approximately $24 or 13% for the three months ended June 30, 2026, was not individually significant and was primarily attributable to normal changes in the Company’s depreciable asset base compared to the three months ended June 30, 2025.

General and administrative expenses

	Three months ended June 30,
	2026	2025	Inc/(Dec)
General and administrative	$4,650	$4,280	$370

The net change in General and administrative expense for the period was an overall increase of $370 driven primarily by an increase in legal expenses related to the July 2026 Purchase Agreement for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Other non-operating expenses

	Three months ended June 30,
	2026	2025	Inc/(Dec)
Foreign exchange gain (loss)	$102	$(543)	$645
Other non-operating expense, net	(29)	(34)	5

The increase in foreign exchange of $645 was primarily due to the fluctuation of the foreign exchange rate in Turkey, creating a remeasurement gain on our lease liability. The decrease in other non-operating expense of $5, net was primarily driven by a decrease in finance expenses related to bank fees and charges.

The following is a summary of the transactions included in other non-operating expense, net for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
Bank fees and financing charges	$(30)	$(32)
Other	1	(2)
Total	$(29)	$(34)

The change in other non-operating expense, net for the period was immaterial.

Change in fair value of warrants and derivatives

	Three months ended June 30,
	2026	2025
Change in fair value of derivative liability	$—	$421
Change in fair value of warrant liability	—	625

Following the repurchase of the Series G Preferred Stock during the first quarter of 2026, these liabilities were extinguished and no subsequent fair value adjustments were recognized during the three months ended June 30, 2026.

Interest income (expense), net

	Three months ended June 30,
	2026	2025	Inc/(Dec)
Interest income (expense), net	$11	$147	$(136)

The decrease of $136 for the three months ended June 30, 2026 was primarily driven by a reduction in interest income and the recognition of interest expense in the current period.

Six months ended June 30, 2026, compared to the six months ended June 30, 2025

Revenue

	Six months ended June 30,
	2026	2025	Inc/(Dec)
Total revenue, net	$13,784	$14,712	$(928)

The decrease in revenue of $928 or 6%, for the six months ended June 30, 2026, was primarily driven by the absence of revenues from the HyperPointe operations, which ceased operations as of December 31, 2025 and a slight decrease in Naples Wax revenue over the same period.

Cost of sales

	Six months ended June 30,
	2026	2025	Inc/(Dec)
Total cost of sales	$8,482	$11,618	$(3,136)

The decrease in cost of sales of $3,136 or 27%, for the six months ended June 30, 2026, was primarily driven by the lower labor cost directly associated with the HyperPointe operations, which ceased operations as of December 31, 2025. Salaries also decreased across the remaining operations and a decrease in occupancy cost which is consistent with the decrease in revenues for the six months ended June 30, 2026.

Depreciation and amortization

	Six months ended June 30,
	2026	2025	Inc/(Dec)
Depreciation and amortization	$335	$353	$(18)

The decrease in depreciation and amortization of approximately $18 or 5% for the six months ended June 30, 2026, was not individually significant and was primarily attributable to normal changes in the Company’s depreciable asset base compared to the six months ended June 30, 2025.

General and administrative expenses

	Six months ended June 30,
	2026	2025	Inc/(Dec)
General and administrative	$12,246	$8,591	$3,655

The increase of approximately $3,655 for the six months ended June 30, 2026, was primarily attributable to increased legal cost related to the July 2026 Securities Purchase Agreement, increased franchise taxes, and increased public company administrative costs when compared to the six months ended June 30, 2025.

Other non-operating expenses

	Six months ended June 30,
	2026	2025	Inc/(Dec)
Foreign exchange gain (loss)	$179	$(998)	$1,177
Other non-operating expense, net	(55)	(67)	12

The increase in foreign exchange of $1,177 was primarily due to the fluctuation of the foreign exchange rate in Turkey, creating a remeasurement loss on our lease liability. The increase in other non-operating expense of $12, net was primarily driven by a decrease in finance expenses related to bank fees and charges.

The following is a summary of the transactions included in other non-operating expense, net for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025
Bank fees and financing charges	$(55)	$(62)
Other	—	(5)
Total	$(55)	$(67)

The change in other non-operating expense, net for the period was immaterial.

Change in fair value of warrants and derivatives

	Six months ended June 30,
	2026	2025
Change in fair value of derivative liability	$(5,584)	$279
Change in fair value of warrant liability	—	3,215
Loss on issuance of Series G Preferred Stock	—	(3,443)

The derivative liability and warrant liability were associated with the Company's Series G Preferred Stock. During the first quarter of 2026, the Company repurchased the outstanding Series G Preferred Stock and extinguished the related derivative and warrant liabilities. As a result, no gain or loss related to the remeasurement of Series G derivative or warrant liabilities was recognized during the six months ended June 30, 2026. The loss on issuance of Series G Preferred Stock of $3.4 million recognized during the six months ended June 30, 2025 related to the January 2025 Securities Purchase Agreement and there was no comparable transaction during the six months ended June 30, 2026.

Interest income (expense), net

	Six months ended June 30,
	2026	2025	Inc/(Dec)
Interest income (expense), net	$(32)	$204	$(236)

The decrease of $236 for the six months ended June 30, 2026 was primarily driven by a reduction in interest income and the recognition of interest expense in the current period.

Cash and Liquidity Analysis

As of June 30, 2026, the Company had cash and cash equivalents of $11,778 (excluding restricted cash), $0 in marketable securities, and total current assets of $15,139. The Company’s total current liabilities balance, which includes accounts payable, deferred revenue, accrued expenses, and operating lease liabilities was $6,668 as of June 30, 2026, and $12,892 as of December 31, 2025. The working capital surplus was $8,471 as of June 30, 2026, compared to a working capital deficit of $6,982 as of December 31, 2025.

The Company has taken actions to improve its overall cash position, right sizing its corporate structure and streamlining its operations, while at the same time the Company is aggressively trying to get the company to profitability. The Company continues to pursue strategic partnerships that the Company expects will further strengthen the long-term profitability of the business.

The increase in liquidity during the period was primarily attributable to proceeds from a private placement of Series H Convertible Preferred Stock with accompanying warrants completed in February 2026 (the “February 2026 Private Placement”), which generated net proceeds of $28,269. During the six months ended June 30, 2026, the Company used approximately $9,000 of these proceeds to repurchase outstanding Series G Preferred Stock, certain convertible notes, and related warrants as part of a strategic effort to simplify its capital structure and reduce future financing obligations. The remaining proceeds were used to support general corporate purposes and working capital needs.

Off-balance sheet arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

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

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based upon that evaluation, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to the following material weaknesses:

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

This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and the Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

Other than as set forth in the foregoing paragraph, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.      Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, in addition to the risk factors incorporated by reference herein and other information included or incorporated by reference to this Quarterly Report on Form 10-Q before making an investment decision regarding our common stock. If any of these risks actually occur, our business, financial condition, or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Relating to the Sale Proposal

You should carefully consider the risk factors related to our business described under the heading “Risks Relating to the Sale Proposal” beginning on page 32 of our preliminary proxy statement on PREM 14A, filed with the SEC on July 27, 2026, which such section and risk factors incorporated herein by reference.

Risk Factors Relating to Our Business Following the Sale

You should carefully consider the risk factors related to our business described under the heading “Risks Relating to the Our Business Following the Sale” beginning on page 35 of our preliminary proxy statement on PREM 14A, filed with the SEC on July 27, 2026, which such section and risk factors incorporated herein by reference.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2026, other than as reported in our Current Reports on Form 8-K filed with the SEC.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information

None of the Company's officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6.         Exhibits.

Exhibit No.	Description

2.1

Securities Purchase Agreement, dated as of July 6, 2026, by and among XWELL, Inc., XpresSpa Holdings, LLC, XpresTest, Inc. and Express Wellness Group, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 9, 2026).

10.1	Limited Guaranty, dated as of July 6, 2026, by and between Face Haus LLC and XWELL, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act, Rules 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XWELL, Inc.

Date:	August 14, 2026	By:	/s/ Ezra T. Ernst
Ezra T. Ernst
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2026	By:	/s/ Ian Brown
Ian Brown
Chief Financial Officer
(Principal Financial and Accounting Officer)